Form 10-Q
period 1996-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 1996-05-14
CIK 920371

THIS PAPER FORMAT DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 902(g) OF REGULATION S-T

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the Quarterly period ended:  MARCH 31, 1996

                                      OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


Commission file number:  0-23804


                       SIMPSON MANUFACTRUING CO., INC.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                CALIFORNIA                          94-3196943
      -------------------------------     ------------------------------
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)          Identification No.)


              4637 CHABOT DRIVE, SUITE 200, PLEASANTON, CA 94588
            ------------------------------------------------------
                   (Address of principal executive offices)


     (Registrant's telephone number, including area code):  (510)460-9912


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----

     The number of shares of the Registrant's Common Stock outstanding as of March 31, 1996: 11,420,300

PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

                          SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           MARCH 31,
DECEMBER 31,
                                                          (UNAUDITED)
                                                     1996             1995             1995
                                                 ------------     ------------     ------------

                              ASSETS
Current assets
  Cash and cash equivalents                      $  6,191,487     $  4,784,455     $  6,955,788
  Trade accounts receivable, net                   26,280,550       21,324,305       20,732,880
  Inventories                                      34,335,990       34,226,389       34,471,250
  Deferred income taxes                             2,357,455        2,487,455        2,750,455
  Other current assets                              1,361,923        1,383,281        1,986,446
                                                 ------------     ------------     ------------
    Total current assets                           70,527,405       64,205,885       66,896,819

Net property, plant and equipment                  26,233,565       20,617,021       26,420,004
Investments                                         1,329,715          679,104        1,357,457
Other noncurrent assets                             1,824,959          845,982        1,967,779
                                                 ------------     ------------     ------------
      Total assets                               $ 99,915,644     $ 86,347,992     $ 96,642,059
                                                 ============     ============     ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes Payable                                  $          -     $          -     $     20,037
  Trade accounts payable                            5,869,968        9,240,490        7,375,014
  Accrued liabilities                               3,112,278        2,497,850        3,386,527
  Accrued profit sharing trust contributions        2,626,226        2,296,130        1,999,739
  Accrued cash profit sharing and commissions       1,307,125          952,680        1,289,144
  Income taxes payable                                951,393        1,568,764                -
  Accrued workers' compensation                       842,125          897,125          842,125
                                                 ------------     ------------     ------------
    Total current liabilities                      14,709,115       17,453,039       14,912,586

Deferred income taxes and long-term liabilities       133,783           35,783          176,783
                                                 ------------     ------------     ------------

    Total liabilities                              14,842,898       17,488,822       15,089,369
                                                 ------------     ------------     ------------

Commitments and contingencies (Note 6)

Shareholders' equity
  Common stock                                     30,789,607       29,580,365       30,415,716
  Retained earnings                                54,404,772       39,429,800       51,142,268
  Cumulative translation adjustment                  (121,633)        (150,995)          (5,294)
                                                 ------------     ------------     ------------

    Total shareholders' equity                     85,072,746       68,859,170       81,552,690
                                                 ------------     ------------     ------------

      Total liabilities and shareholders' equity $ 99,915,644     $ 86,347,992     $ 96,642,059
                                                 ============     ============     ============

             The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                     1996             1995
                                                 ------------     ------------

Net sales                                        $ 43,457,448     $ 35,774,956
Cost of sales                                      28,355,992       24,035,766
                                                 ------------     ------------
    Gross profit                                   15,101,456       11,739,190

Operating expenses:
  Selling                                           4,510,033        3,858,727
  General and administrative                        5,128,446        3,834,371
                                                 ------------     ------------
                                                    9,638,479        7,693,098
                                                 ------------     ------------

    Income from operations                          5,462,977        4,046,092

Interest income, net                                   53,527           65,325
                                                 ------------     ------------

    Income before income taxes                      5,516,504        4,111,417

Provision for income taxes                          2,254,000        1,702,000
                                                 ------------     ------------

    Net income                                   $  3,262,504     $  2,409,417
                                                 ============     ============

Net income per common share                      $       0.28     $       0.21
                                                 ============     ============



Weighted average shares outstanding                11,621,429       11,389,259
                                                 ============     ============

             The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             1996             1995
                                                         ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $  3,262,504     $  2,409,417
                                                         ------------     ------------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Gain on sale of capital equipment                         (20,397)            (738)
    Depreciation and amortization                           1,445,241        1,305,372
    Deferred income taxes                                     350,000          187,000
    Equity in losses of affiliates                             16,000           37,000
    Changes in operating assets and liabilities, net of
     effects of acquisitions:
      Trade accounts receivable                            (5,609,415)      (4,117,629)
      Inventories                                             135,260       (3,087,284)
      Other current assets                                   (127,310)        (401,950)
      Other noncurrent assets                                 (27,450)         (21,060)
      Trade accounts payable                               (1,566,792)       2,898,090
      Accrued liabilities                                    (274,249)        (461,344)
      Accrued profit sharing trust contributions              626,487          575,526
      Accrued cash profit sharing and commissions              17,981         (382,446)
      Income taxes payable                                  1,703,227        1,068,103
                                                         ------------     ------------
        Total adjustments                                  (3,331,417)      (2,401,360)
                                                         ------------     ------------

        Net cash (used in) provided by
         operating activities                                 (68,913)           8,057
                                                         ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                     (1,067,445)      (1,034,195)
  Proceeds from sale of equipment                              29,840                -
  Equity investments                                          (11,637)               -
                                                         ------------     ------------
    Net cash used in investing activities                  (1,049,242)      (1,034,195)
                                                         ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                        (20,037)               -
  Issuance of Company's common stock                          373,891                -
                                                         ------------     ------------
    Net cash provided by financing activities                 353,854                -
                                                         ------------     ------------

      Net decrease in cash and cash equivalents              (764,301)      (1,026,138)
Cash and cash equivalents at beginning of period            6,955,788        5,810,593
                                                         ------------     ------------
Cash and cash equivalents at end of period               $  6,191,487     $  4,784,455
                                                         ============     ============

             The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles have been condensed or omitted. These interim statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Simpson Manufacturing Co., Inc.'s (the "Company's") 1995 Annual Report on Form 10-K (the "1995 Annual Report").

The unaudited quarterly condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The Company's quarterly results may be subject to fluctuations. As a result, the Company believes the results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period.

Net Income Per Common Share

Net income per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares, using the treasury stock method, are included in the per-share calculations for all periods since the effect of their inclusion is dilutive.

The number of shares used in computing primary and fully diluted net income per common share did not differ materially for the three months ended March 31, 1996 and 1995.

2. Trade Accounts Receivable

Trade accounts receivable consist of the following:

                                                   AT MARCH 31,              DECEMBER 31,
                                               1996             1995             1995
                                           ------------     ------------     ------------
Trade accounts receivable                  $ 27,522,716     $ 22,712,357     $ 21,832,701
Allowance for doubtful accounts              (1,039,728)      (1,231,052)        (931,321)
Allowance for sales discounts                  (202,438)        (157,000)        (168,500)
                                           ------------     ------------     ------------
                                           $ 26,280,550     $ 21,324,305     $ 20,732,880
                                           ============     ============     ============


3.  Inventories

The components of inventories consist of the following:

                                                   AT MARCH 31,              DECEMBER 31,
                                               1996             1995             1995
                                           ------------     ------------     ------------
Raw materials                              $ 12,043,223     $ 11,369,378     $ 13,424,828
In-process products                           3,716,719        3,014,738        3,180,416
Finished products                            18,576,048       19,842,273       17,866,006
                                           ------------     ------------     ------------
                                           $ 34,335,990     $ 34,226,389     $ 34,471,250
                                           ============     ============     ============

At March 31, 1996 and 1995, and December 31, 1995, the replacement value of LIFO inventories exceeded LIFO cost by approximately $3,793,000, $2,883,000 and $4,178,000, respectively.

4.  Net Property, Plant and Equipment

Net property, plant and equipment consists of the following:

                                                   AT MARCH 31,              DECEMBER 31,
                                               1996             1995             1995
                                           ------------     ------------     ------------
Land                                       $  2,065,682     $  1,340,682     $  2,065,682
Buildings and site improvements              10,382,039        5,268,537       10,379,901
Leasehold improvements                        2,859,053        4,004,321        2,688,430
Machinery and equipment                      40,806,558       35,184,762       40,393,578
                                           ------------     ------------     ------------
                                             56,113,332       45,798,302       55,527,591
Less accumulated depreciation
 and amortization                           (31,546,682)     (26,862,774)     (30,419,484)
                                           ------------     ------------     ------------
                                             24,566,650       18,935,528       25,108,107
Capital projects in progress                  1,666,915        1,681,493        1,311,897
                                           ------------     ------------     ------------
                                           $ 26,233,565     $ 20,617,021     $ 26,420,004
                                           ============     ============     ============

5.  Debt

As of March 31, 1996, the Company had no outstanding debt. The Company has available to it credit facilities which consist of the following:

                                                              AMOUNT OF
                                                              FACILITY
                                                            ------------
Revolving line of credit, interest at
 bank's reference rate (at March 31,
 1996, the bank's reference rate was
 8.25%), expires June 1997                                  $ 11,274,437

Revolving line of credit, interest at
 bank's prime rate (at March 31,
 1996, the bank's prime rate was
 8.25%), expires June 1997                                     4,000,000

Revolving term commitment, interest at
 bank's prime rate (at March 31,
 1996, the bank's prime rate was
 8.25%), expires June 1997                                     4,000,000

Revolving lines of credit, interest
 rate at the bank's base rate of
 interest plus 2%, expires May 1996                              687,375

Standby letter of credit facilities                            1,781,493
                                                            ------------
Total credit facilities                                       21,743,305
Standby letters of credit issued and outstanding              (1,781,493)
                                                            ------------
Total credit available                                      $ 19,961,812
                                                            ============

The Company has four outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $1,055,930, are used to support the Company's self-insured workers' compensation insurance requirements while the other two, in the aggregate amount of $725,563, are used to support working capital needs of its European operations.


6.  Commitments and Contingencies

Note 10 to the consolidated financial statements in the Company's 1995 Annual Report provides information concerning commitments and contingencies relating to pending or possible claims, legal actions and proceedings against the Company and its subsidiaries. Management believes that the final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 1996 and 1995. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended March 31, 1996, Compared with the Three Months Ended March 31, 1995

Sales increased 21.5% from the first quarter of 1995 to the first quarter of 1996. The increase reflected solid growth in the Western United States, particularly in California, due in large part to higher sales in the region in the first quarter of 1996 compared to the first quarter of 1995 when heavy rainfall decreased construction activity in California. Sales decreased slightly in the Northeast where harsh winter weather has negatively affected both construction and do-it-yourself activity. Simpson Strong-Tie's sales increased 22.0% while Simpson Dura-Vent's sales increased 20.0%. Contractor distributors were the fastest growing connector sales channel, representing over one-third of the increase in Simpson Strong-Tie sales. Homecenter connector sales were relatively flat as compared to the same period in the prior year. The sales growth rate of seismic and high wind products led Simpson Strong-Tie sales with above average increases, while Simpson Dura-Vent sales of Direct-Vent products, sold to OEMs and through Simpson Dura-Vent's distribution system, continued to experience high growth. Simpson Strong-Tie's core products performed well and epoxy products, while representing less than 2% of Simpson Strong-Tie sales, had a growth rate of approximately 45% over the comparable period in the prior year, excluding the sales increases resulting from the acquisition of Ackerman Johnson Fastening Systems Inc. in September 1995. First quarter sales were also positively influenced by sales at the businesses acquired in the second half of 1995. The acquisitions accounted for 1.6% of first quarter of 1996 sales or approximately 9% of the aggregate increase in sales as compared to the first quarter of 1995.

Income from operations increased 35.0% from $4,046,092 in the first quarter of 1995 to $5,462,977 in the first quarter of 1996. This increase was primarily due to higher gross margins and lower selling expenses as a percentage of sales, partially offset by increased general and administrative expenses. The increase in gross margins resulted from lower raw material costs and better absorption of fixed overhead costs as a result of increased production, partially offset by lower margins on businesses acquired in late 1995. Selling expenses increased 16.9% in total from $3,858,727 in the first quarter of 1995 to $4,510,033 in the first quarter of 1996. This increase was primarily due to increased advertising and promotional expenses, including new retail displays and product packaging. The Company also hired additional merchandisers to better support the homecenter business. General and administrative expenses increased 33.7% from $3,834,371 in the first quarter of 1995 to $5,128,446 in the first quarter of 1996. This increase was primarily due to increased cash profit sharing, as a result of higher operating profit, and higher personnel and overhead costs. In addition, the Company's provision for possible losses on delinquent accounts increased as compared to the same quarter last year. The effective tax rate decreased from 41.4% in the first quarter of 1995 to 40.9% in the first quarter of 1996, primarily due to lower estimated effective state tax rates.

Liquidity and Sources of Capital

As of March 31, 1996, working capital was $55.8 million as compared to $46.8 million at March 31, 1995, and $52.0 million at December 31, 1995. The principal components of the increase in working capital from December 31, 1995, include an increase in trade accounts receivable, which increased to support the higher level of sales and seasonal buying programs, and a decrease in trade accounts payable, which was primarily due to the timing of purchases near the end of the quarter. Offsetting these increases was an increase in income taxes payable, which resulted from higher taxable income and utilization of the Company's prepaid tax balance as of December 31, 1995. In addition, accrued contributions to the Company's profit sharing trust increased principally due to the increase in the number of employees as well as an overall increase in salaries and wages upon which they are based. This increase in working capital combined with net income and noncash expenses, such as depreciation and amortization, resulted in the use of $0.1 million cash from operating activities. As of March 31, 1996, the Company had unused credit facilities available of nearly $20.0 million.

In its investing activities, the Company used $1.1 million in cash to purchase capital equipment, approximately the same rate of expenditures as in the first three months of 1995.

Financing activities provided an additional $0.4 million in cash primarily as a result of the issuance of Common Stock upon the exercise of stock options by current and former employees. There were no borrowings outstanding on long-term debt as of March 31, 1996.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements will be sufficient for the Company's working capital needs and planned capital expenditures through 1996. Depending on the Company's future growth, it may become necessary to secure additional sources of financing.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is involved in various legal proceedings and other matters arising in the normal course of business. In the opinion of management, none of such matters when ultimately resolved will have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  a.  Exhibits.

      EXHIBIT
        NO                               DESCRIPTION
      -------    -----------------------------------------------------------
      10.1       Standby Letter of Credit Agreement and Arbitration
                 Agreement, dated March 21, 1996, between Simpson
                 Manufacturing Co., Inc. and Union Bank

      10.2       Independent Agreement, effective January 1, 1996, through
                 December 31, 1998, dated April 18, 1996, between Simpson
                 Strong-Tie Company Inc. and Tool and Die Craftsman
                 Association

      11         Statement re computation of earnings per share

      27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

  b.    Reports on Form 8-K

        No reports of Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SIMPSON MANUFACTURING CO., INC.
                                   -------------------------------
                                             (Registrant)


DATE:  May 13, 1996          By    /s/Stephen B. Lamson
                                   -------------------------------
                                          Stephen B. Lamson
                                       Chief Financial Officer