Form 10-Q
period 1996-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 1996-08-14
CIK 920371

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended:  JUNE 30, 1996
                                 -------------

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____


Commission file number:  0-23804
                         -------

                        SIMPSON MANUFACTURING CO., INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            CALIFORNIA                                94-3196943
  -------------------------------                  ----------------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  Identification No.)


              4637 CHABOT DRIVE, SUITE 200, PLEASANTON, CA 94588
              --------------------------------------------------
                   (Address of principal executive offices)


     (Registrant's telephone number, including area code):  (510)460-9912
                                                            --------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

  The number of shares of the Registrant's Common Stock outstanding as of June 30, 1996: 11,432,987
                ----------

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            JUNE 30,               DECEMBER 31,
                                                          (UNAUDITED)
                                                     1996             1995             1995
                                                 ------------     ------------     ------------
                 ASSETS
Current assets
  Cash and cash equivalents                      $ 12,875,191     $  3,017,060     $  6,955,788
  Trade accounts receivable, net                   30,521,398       26,235,797       20,732,880
  Inventories                                      34,823,846       36,613,197       34,471,250
  Deferred income taxes                             2,493,455        2,418,455        2,750,455
  Other current assets                                950,650        1,175,633        1,986,446
                                                 ------------     ------------     ------------
    Total current assets                           81,664,540       69,460,142       66,896,819

Net property, plant and equipment                  25,656,317       21,171,478       26,420,004
Investments                                         1,355,336          680,546        1,357,457
Other noncurrent assets                             1,774,287          839,401        1,967,779
                                                 ------------     ------------     ------------

      Total assets                               $110,450,480     $ 92,151,567     $ 96,642,059
                                                 ============     ============     ============


     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes Payable                                  $          -     $          -     $     20,037
  Trade accounts payable                            8,408,694        8,530,861        7,375,014
  Accrued liabilities                               3,426,457        2,921,089        3,386,527
  Accrued profit sharing trust contributions        3,302,741        2,869,787        1,999,739
  Accrued cash profit sharing and commissions       3,012,877        2,435,980        1,289,144
  Income taxes payable                                868,164        1,618,429                -
  Accrued workers' compensation                       809,272          842,125          842,125
                                                 ------------     ------------     ------------
    Total current liabilities                      19,828,205       19,218,271       14,912,586

Deferred income taxes and long-term liabilities       100,783           66,783          176,783
                                                 ------------     ------------     ------------
      Total liabilities                            19,928,988       19,285,054       15,089,369
                                                 ------------     ------------     ------------

Commitments and contingencies (Note 6)

Shareholders' equity
  Common stock                                     30,993,676       29,659,225       30,415,716
  Retained earnings                                59,572,621       43,322,420       51,142,268
  Cumulative translation adjustment                   (44,805)        (115,132)          (5,294)
                                                 ------------     ------------     ------------
      Total shareholders' equity                   90,521,492       72,866,513       81,552,690
                                                 ------------     ------------     ------------
      Total liabilities and shareholders' equity $110,450,480     $ 92,151,567     $ 96,642,059
                                                 ============     ============     ============

            The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                          JUNE 30,
                                                     1996             1995             1996             1995
                                                 ------------     ------------     ------------     ------------

Net sales                                        $ 51,759,610     $ 41,862,227     $ 95,217,057     $ 77,637,183
Cost of sales                                      31,508,992       25,980,437       59,864,983       50,016,203
                                                 ------------     ------------     ------------     ------------
    Gross profit                                   20,250,618       15,881,790       35,352,074       27,620,980
                                                 ------------     ------------     ------------     ------------

Operating expenses:
  Selling                                           5,462,644        4,013,825        9,972,678        7,872,554
  General and administrative                        6,225,481        5,186,399       11,353,926        9,020,769
                                                   11,688,125        9,200,224       21,326,604       16,893,323
                                                 ------------     ------------     ------------     ------------
    Income from operations                          8,562,493        6,681,566       14,025,470       10,727,657
                                                 ------------     ------------     ------------     ------------

Interest income (expense), net                         97,356          (11,946)         150,883           53,380
                                                 ------------     ------------     ------------     ------------

    Income before income taxes                      8,659,849        6,669,620       14,176,353       10,781,037

Provision for income taxes                          3,492,000        2,777,000        5,746,000        4,479,000
                                                 ------------     ------------     ------------     ------------

    Net income                                   $  5,167,849      $ 3,892,620     $  8,430,353     $  6,302,037
                                                 ============     ============     ============     ============

Net income per common share                      $       0.44     $       0.34     $       0.72     $       0.55
                                                 ============     ============     ============     ============

Weighted average shares outstanding                11,747,506       11,412,303       11,691,673       11,416,541
                                                 ============     ============     ============     ============

            The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                               1996             1995
                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $  8,430,353     $  6,302,037
                                                           ------------     ------------

  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Gain on sale of capital equipment                           (15,827)          (1,525)
    Depreciation and amortization                             2,875,084        2,581,550
    Deferred income taxes                                       181,000          287,000
    Equity in (income) losses of affiliates                     (33,000)          14,750
    Changes in operating assets and liabilities, net of
     effects of acquisitions:
      Trade accounts receivable                              (9,807,467)      (9,011,189)
      Inventories                                              (371,546)      (5,456,160)
      Other current assets                                      283,963         (194,302)
      Other noncurrent assets                                   (40,430)         (49,166)
      Trade accounts payable                                  1,033,680        2,188,461
      Accrued liabilities                                        75,029          (38,105)
      Accrued profit sharing trust contributions              1,303,002        1,149,183
      Accrued workers' compensation                             (32,853)         (55,000)
      Accrued cash profit sharing and commissions             1,723,733        1,100,854
      Income taxes payable                                    1,789,446        1,117,768
                                                           ------------     ------------
        Total adjustments                                    (1,036,186)     (6,365,881)
                                                           ------------     ------------

        Net cash provided by (used in)
         operating activities                                 7,394,167          (63,844)
                                                           ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                       (1,858,062)      (2,808,549)
  Proceeds from sale of equipment                                41,560                -
  Equity Investments                                            (11,637)               -
                                                           ------------     ------------
    Net cash used in investing activities                    (1,828,139)      (2,808,549)
                                                           ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable                           (20,037)               -
  Issuance of Company's common stock                            373,412           78,860
                                                           ------------     ------------
    Net cash provided by financing activities                   353,375           78,860
                                                           ------------     ------------

      Net increase (decrease) in cash and cash equivalents    5,919,403       (2,793,533)
Cash and cash equivalents at beginning of period              6,955,788        5,810,593
                                                           ------------     ------------
Cash and cash equivalents at end of period                 $ 12,875,191     $  3,017,060
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

The number of shares used in computing primary and fully diluted net income per common share did not differ materially for the six months ended June 30, 1996 and 1995.

2.  Trade Accounts Receivable

Trade accounts receivable consist of the following:

                                                          AT JUNE 30,              DECEMBER 31,
                                                     1996             1995             1995
                                                 ------------     ------------     ------------
Trade accounts receivable                        $ 32,029,660     $ 27,887,698     $ 21,832,701
Allowance for doubtful accounts                    (1,053,448)      (1,341,901)        (931,321)
Allowance for sales discounts                        (454,814)        (310,000)        (168,500)
                                                 ------------     ------------     ------------
                                                 $ 30,521,398     $ 26,235,797     $ 20,732,880
                                                 ============     ============     ============

3.  Inventories  The components of inventories consist of the following:

                                                          AT JUNE 30,              DECEMBER 31,
                                                     1996             1995             1995
                                                 ------------     ------------     ------------
Raw materials                                    $ 12,206,175     $ 13,261,894     $ 13,424,828
In-process products                                 3,164,225        3,351,046        3,180,416
Finished products                                  19,453,446       20,000,257       17,866,006
                                                 ------------     ------------     ------------
                                                 $ 34,823,846     $ 36,613,197     $ 34,471,250
                                                 ============     ============     ============

At June 30, 1996 and 1995, and December 31, 1995, the replacement value of LIFO inventories exceeded LIFO cost by approximately $3,077,000, $3,179,000 and $4,178,000, respectively.


4.  Net Property, Plant and Equipment

Net property, plant and equipment consists of the following:

                                                          AT JUNE 30,              DECEMBER 31,
                                                     1996             1995             1995
                                                 ------------     ------------     ------------
Land                                             $  2,065,682     $  1,340,682     $  2,065,682
Buildings and site improvements                    10,382,076        5,268,537       10,379,901
Leasehold improvements                              2,859,204        4,021,807        2,688,430
Machinery and equipment                            42,271,683       35,613,597       40,393,578
                                                 ------------     ------------     ------------
                                                   57,578,645       46,244,623       55,527,591
Less accumulated depreciation
 and amortization                                 (32,866,366)     (27,988,937)     (30,419,484)
                                                 ------------     ------------     ------------
                                                   24,712,279       18,255,686       25,108,107
Capital projects in progress                          944,038        2,915,792        1,311,897
                                                 ------------     ------------     ------------
                                                 $ 25,656,317     $ 21,171,478     $ 26,420,004
                                                 ============     ============     ============

5.  Debt

As of June 30, 1996, the Company had no outstanding debt. The Company has available to it credit facilities which consist of the following:

                                                                  Amount of
                                                                  Facility
                                                                ------------
Revolving line of credit, interest at
 bank's reference rate (at June 30,
 1996, the bank's reference rate was
 8.25%), expires June 1997                                      $ 11,267,205

Revolving line of credit, interest at
 bank's prime rate (at June 30,
 1996, the bank's prime rate was
 8.25%), expires June 1997                                         4,000,000

Revolving term commitment, interest at
 bank's prime rate (at June 30,
 1996, the bank's prime rate was
 8.25%), expires June 1997                                         4,000,000

Revolving lines of credit, interest rate
 at the bank's base rate of interest plus
 2%, expires August 1996                                             687,375

Standby letter of credit facilities                                1,869,926
                                                                ------------

Total credit facilities                                           21,824,506

Standby letters of credit issued and outstanding                  (1,869,926)
                                                                ------------

Total credit available                                          $ 19,954,580
                                                                ============

The Company has four outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $1,137,131, are used to support the Company's self-insured workers' compensation insurance requirements while the other two, in the aggregate amount of $732,795, are used to support working capital needs of its European operations.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended June 30, 1996 and 1995. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended June 30, 1996, Compared with the Three Months Ended June 30, 1995

Net Sales increased 23.6% from the second quarter of 1995 to the second quarter of 1996. The increase reflected solid growth throughout the United States, with particularly strong sales in the Northeast. This increase was probably due, in part, to more construction and do-it-yourself activity which were negatively affected by harsh winter weather early in the year. Simpson Strong-Tie's sales increased 22.0% while Simpson Dura-Vent's sales increased 30.7%. Homecenter connector sales recovered from a slow start in the first quarter of 1996 to become the fastest growing connector sales channel while contractor distributor sales growth continued at an above average growth rate. The sales growth rate of seismic and high wind products led Simpson Strong-Tie sales with above average increases, while Simpson Dura-Vent sales of Direct-Vent products, sold to OEMs and through Simpson Dura-Vent's distribution system, continued to experience high growth, more than doubling in the second quarter of 1996 over the same period in the prior year. Second quarter sales were also positively influenced by sales at the businesses acquired in the second half of 1995. The acquisitions accounted for 1.6% of the sales in the second quarter of 1996 or approximately 8% of the aggregate increase in sales as compared to the second quarter of 1995.

Income from operations increased 28.2% from $6,681,566 in the second quarter of 1995 to $8,562,493 in the second quarter of 1996. This increase was primarily due to higher gross margins and lower general and administrative expenses as a percentage of sales, partially offset by increased selling expenses. The increase in gross margins resulted from lower raw material costs and better absorption of fixed overhead costs as a result of increased production, partially offset by lower margins on the businesses acquired in late 1995. Selling expenses increased 36.1% in total from $4,013,825 in the second quarter of 1995 to $5,462,644 in the second quarter of 1996. This increase was primarily due to increased advertising and promotional expenses, including new retail displays as well as additional merchandisers hired to better support the homecenter business. General and administrative expenses increased 20.0% from $5,186,399 in the second quarter of 1995 to $6,225,481 in the second quarter of 1996. This increase was primarily due to increased cash profit sharing, as a result of higher operating profit, and higher personnel and other overhead costs. The effective tax rate decreased from 41.6% in the second quarter of 1995 to 40.3% in the second quarter of 1996, primarily due to lower estimated effective state tax rates.

Results of Operations for the Six Months Ended June 30, 1996, Compared with the Six Months Ended June 30, 1995

Net sales for the first six months of 1996 increased 22.6% over the same period in 1995. The growth rate in sales was highest in the Western United States. California sales increased at a rate below the average rate during the first six months of 1996. Simpson Strong-Tie's sales increased 22.0% during the first half of the year, while Simpson Dura-Vent's sales increased 25.1%. Contractor distributors were the fastest growing connector sales channel. The sales growth rate of seismic and high wind products led Simpson Strong-Tie sales with above average increases, while Simpson Dura-Vent sales of Direct-Vent products continued to experience high growth.

Income from operations increased 30.7% from $10,727,657 in the first half of 1995 to $14,025,470 in the first half of 1996. This increase was primarily due to higher gross margins, partially offset by increased selling, general and administrative expenses. The increase in gross margins resulted from lower raw material costs and better absorption of fixed overhead costs as a result of increased production, partially offset by lower margins on businesses acquired in late 1995. Selling expenses increased 26.7% in total from $7,872,554 in the first half of 1995 to $9,972,678 in the first half of 1996. This increase was primarily due to increased advertising and promotional expenses, including new retail displays as well as additional merchandisers hired to better support the homecenter business. General and administrative expenses increased 25.9% from $9,020,769 in the first half of 1995 to $11,353,926 in the first half of 1996. This increase was primarily due to increased cash profit sharing, as a result of higher operating profit, higher personnel and other overhead costs, and an increase in the Company's provision for possible losses on delinquent accounts. The effective tax rate decreased from 41.5% in the first half of 1995 to 40.5% in the first half of 1996, primarily due to lower estimated effective state tax rates.

Liquidity and Sources of Capital

As of June 30, 1996, working capital was $61.8 million as compared to $50.2 million at June 30, 1995, and $52.0 million at December 31, 1995. The principal components of the increase in working capital from December 31, 1995, include an increase in trade accounts receivable, which increased to support the higher level of sales and seasonal buying programs. Offsetting these increases were increases in accrued cash profit sharing and commissions, income taxes payable, as a result of higher operating and taxable income, respectively, and trade accounts payable. In addition, accrued contributions to the Company's profit sharing trust increased, as compared to June 30, 1995, principally due to the increase in the number of employees as well as an overall increase in salaries and wages upon which they are based. This increase in working capital combined with net income and noncash expenses, such as depreciation and amortization, resulted in the increase in cash and cash equivalents of $5.9 million from operating activities. As of June 30, 1996, the Company had unused credit facilities available of nearly $20.0 million.

In its investing activities, the Company used $1.9 million in cash to purchase capital equipment, a rate substantially below that of the first six months of 1995. The Company plans to increase its purchases of capital equipment in the second half of 1996 in order to expand its capacity.

Financing activities provided an additional $0.4 million in cash primarily as a result of the issuance of Common Stock upon the exercise of stock options by current and former employees. There were no borrowings outstanding on long-term debt as of June 30, 1996.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders ("Annual Meeting") was held on May 14, 1996. The following seven nominees were reelected as director by the votes indicated:

                                TOTAL VOTES       TOTAL VOTES
                                  FOR EACH       WITHHELD FROM
            NAME                  DIRECTOR       EACH DIRECTOR
  -------------------------     ------------     -------------
  Earl F. Cheit                   10,731,036               400
  Thomas J Fitzmyers              10,731,026               410
  Stephen B. Lamson               10,731,026               410
  Alan R. McKay                   10,731,036               400
  Sunne Wright McPeak             10,730,275             1,161
  Barclay Simpson                 10,730,997               439
  Barry Lawson Williams           10,731,036               400

The following proposal was also adopted at the Annual Meeting by the vote indicated:

                                                                          BROKER
               PROPOSAL                   FOR       AGAINST    ABSTAIN   NON-VOTE
  ----------------------------------  -----------  ---------  ---------  ---------
  To ratify the appointment of
   Coopers & Lybrand L.L.P. as
   independent auditors of the
   Company for 1996                    10,728,690        690      2,056          -

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  a.  Exhibits.

      EXHIBIT
        NO                                DESCRIPTION
      -------     -----------------------------------------------------------
      10.1        Lease Agreement, dated June 25, 1996, between Simpson
                  Strong-Tie Company Inc. and Stone Mountain Industrial
                  Park, Inc.
      10.2        Amendment to Letter of Credit, dated May 31, 1996, between
                  Simpson Holdings, Inc. and Wells Fargo Bank, N.A.
      10.3        Amendment to Letter of Credit, dated June 20, 1996, between
                  Simpson Manufacturing Co., Inc. and Union Bank

      11          Statements re computation of earnings per share

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




                                          SIMPSON MANUFACTURING CO., INC.
                                        -----------------------------------
                                                   (Registrant)



DATE:  August 13, 1996                By:  /s/ Stephen B. Lamson
       ---------------                    -----------------------
                                             Stephen B. Lamson
                                          Chief Financial Officer