Form 10-Q
period 1996-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 1996-11-14
CIK 920371

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                          FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended:  September 30, 1996
                                 ------------------

                                             OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________


Commission file number:  0-23804
                         -------

                         Simpson Manufacturing Co., Inc.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


               California                                 94-3196943
     -------------------------------                  -------------------
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

The number of shares of the Registrant's Common Stock outstanding as of September 30, 1996: 11,437,567
                     ----------

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          SEPTEMBER 30,             DECEMBER 31,
                                                           (UNAUDITED)
                                                      1996             1995             1995
                                                  ------------     ------------     ------------
                      ASSETS
Current assets
  Cash and cash equivalents                       $ 22,112,721     $  4,361,559     $  6,955,788
  Trade accounts receivable, net                    28,051,008       25,120,430       20,732,880
  Inventories                                       35,957,784       34,474,299       34,471,250
  Deferred income taxes                              2,934,672        2,374,455        2,750,455
  Other current assets                                 903,598          689,683        1,986,446
                                                  ------------     ------------     ------------
    Total current assets                            89,959,783       67,020,426       66,896,819

Net property, plant and equipment                   26,623,211       25,872,222       26,420,004
Investments                                          1,331,957          455,981        1,357,457
Other noncurrent assets                              1,730,205        1,290,896        1,967,779
                                                  ------------     ------------     ------------
      Total assets                                $119,645,156     $ 94,639,525     $ 96,642,059
                                                  ============     ============     ============


     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes Payable                                   $          -     $          -     $     20,037
  Trade accounts payable                            10,214,563        6,359,845        7,375,014
  Accrued cash profit sharing and commissions        3,963,668        2,850,030        1,289,144
  Accrued liabilities                                3,893,620        3,343,019        3,386,527
  Accrued profit sharing trust contributions         1,913,458        1,677,223        1,999,739
  Income taxes payable                               1,750,949        1,136,943                -
  Accrued workers' compensation                        809,272          842,125          842,125
                                                  ------------     ------------     ------------
    Total current liabilities                       22,545,530       16,209,185       14,912,586

Deferred income taxes and long-term liabilities        133,333           73,783          176,783
                                                  ------------     ------------     ------------
      Total liabilities                             22,678,863       16,282,968       15,089,369

Commitments and contingencies (Notes 5 and 6)

Shareholders' equity
  Common stock                                      31,038,763       30,395,778       30,415,716
  Retained earnings                                 65,965,391       48,049,791       51,142,268
  Cumulative translation adjustment                    (37,861)         (89,012)          (5,294)
                                                  ------------     ------------     ------------
      Total shareholders' equity                    96,966,293       78,356,557       81,552,690
                                                  ------------     ------------     ------------
      Total liabilities and shareholders' equity  $119,645,156     $ 94,639,525     $ 96,642,059
                                                  ============     ============     ============

               The accompanying notes are an integral part of these condensed consolidated financial statements.

                   SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                          1996             1995             1996             1995
                                      ------------     ------------     ------------     ------------
Net sales                             $ 57,128,574     $ 47,069,601     $152,345,631     $124,706,784
Cost of sales                           34,440,638       29,973,774       94,305,621       79,989,977
                                      ------------     ------------     ------------     ------------
    Gross profit                        22,687,936       17,095,827       58,040,010       44,716,807
                                      ------------     ------------     ------------     ------------

Operating expenses:
  Selling                                4,929,448        4,001,779       14,902,126       11,874,332
  General and administrative             7,033,766        5,472,251       18,387,692       14,493,020
                                      ------------     ------------     ------------     ------------
                                        11,963,214        9,474,030       33,289,818       26,367,352
                                      ------------     ------------     ------------     ------------

    Income from operations              10,724,722        7,621,797       24,750,192       18,349,455

Interest income, net                       175,048           22,573          325,931           75,952
                                      ------------     ------------     ------------     ------------

    Income before income taxes          10,899,770        7,644,370       25,076,123       18,425,407

Provision for income taxes               4,507,000        2,917,000       10,253,000        7,396,000
                                      ------------     ------------     ------------     ------------

    Net income                        $  6,392,770     $  4,727,370     $ 14,823,123     $ 11,029,407
                                      ============     ============     ============     ============

Net income per common share           $       0.54     $       0.41     $       1.26     $       0.97
                                      ============     ============     ============     ============

Weighted average shares outstanding     11,796,062       11,499,336       11,727,496       11,428,424
                                      ============     ============     ============     ============

               The accompanying notes are an integral part of these condensed consolidated financial statements.

                   SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                    1996             1995
                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $ 14,823,123     $ 11,029,407
                                                                ------------     ------------

  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Gain on sale of capital equipment                                (18,054)            (856)
    Depreciation and amortization                                  4,413,034        3,635,309
    Deferred income taxes and long-term liabilities                 (227,667)         338,000
    Equity in (income) losses of affiliates                          (33,000)          25,446
    Changes in operating assets and liabilities, net of
     effects of acquisitions:
      Trade accounts receivable                                   (7,325,900)      (7,625,925)
      Inventories                                                 (1,494,307)      (2,948,898)
      Other current assets                                           331,014          306,705
      Other noncurrent assets                                        (60,083)        (198,793)
      Trade accounts payable                                       2,839,549         (307,427)
      Accrued liabilities                                            542,193          379,773
      Accrued profit sharing trust contributions                     (86,281)         (43,381)
      Accrued workers' compensation                                  (32,853)         (55,000)
      Accrued cash profit sharing and commissions                  2,674,524        1,514,904
      Income taxes payable                                         2,697,696          636,282
                                                                ------------     ------------
        Total adjustments                                          4,219,865       (4,343,861)
                                                                ------------     ------------

        Net cash provided by operating activities                 19,042,988        6,685,546
                                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                            (4,291,456)      (8,167,620)
  Proceeds from sale of equipment                                     44,041           18,025
  Asset acquisitions                                                       -         (800,398)
  Equity Investments                                                 (11,637)               -
                                                                ------------     ------------
    Net cash used in investing activities                         (4,259,052)      (8,949,993)
                                                                ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable                                (20,037)               -
  Issuance of Company's common stock                                 393,034          815,413
                                                                ------------     ------------
    Net cash provided by financing activities                        372,997          815,413
                                                                ------------     ------------

      Net increase (decrease) in cash and cash equivalents        15,156,933       (1,449,034)
Cash and cash equivalents at beginning of period                   6,955,788        5,810,593
                                                                ------------     ------------
Cash and cash equivalents at end of period                      $ 22,112,721     $  4,361,559
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

The number of shares used in computing primary and fully diluted net income per common share did not differ materially for the three and nine months ended September 30, 1996 and 1995.


2.  Trade Accounts Receivable

Trade accounts receivable consist of the following:

                                                          SEPTEMBER 30,             DECEMBER 31,
                                                      1996             1995             1995
                                                  ------------     ------------     ------------
Trade accounts receivable                         $ 29,434,569     $ 26,321,654     $ 21,832,701
Allowance for doubtful accounts                     (1,127,853)      (1,048,224)        (931,321)
Allowance for sales discounts                         (255,708)        (153,000)        (168,500)
                                                  ------------     ------------     ------------
                                                  $ 28,051,008     $ 25,120,430     $ 20,732,880
                                                  ============     ============     ============

3.  Inventories  The components of inventories consist of the following:

                                                          SEPTEMBER 30,             DECEMBER 31,
                                                      1996             1995             1995
                                                  ------------     ------------     ------------
Raw materials                                     $ 12,438,103     $ 13,468,771     $ 13,424,828
In-process products                                  3,478,087        2,897,300        3,180,416
Finished products                                   20,041,594       18,108,228       17,866,006
                                                  ------------     ------------     ------------
                                                  $ 35,957,784     $ 34,474,299     $ 34,471,250
                                                  ============     ============     ============

Approximately 96% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. At September 30, 1996 and 1995, and December 31, 1995, the replacement value of LIFO inventories exceeded LIFO cost by approximately $2,602,000, $3,594,000 and $4,178,000, respectively.


4.  Net Property, Plant and Equipment

Net property, plant and equipment consists of the following:

                                                          SEPTEMBER 30,             DECEMBER 31,
                                                      1996             1995             1995
                                                  ------------     ------------     ------------
Land                                              $  2,065,682     $  2,065,682     $  2,065,682
Buildings and site improvements                     10,379,901        9,334,095       10,379,901
Leasehold improvements                               2,826,392        2,731,412        2,688,430
Machinery and equipment                             42,897,745       39,248,586       40,393,578
                                                  ------------     ------------     ------------
                                                    58,169,720       53,379,775       55,527,591
Less accumulated depreciation and amortization     (34,260,537)     (29,245,846)     (30,419,484)
                                                  ------------     ------------     ------------
                                                    23,909,183       24,133,929       25,108,107
Capital projects in progress                         2,714,028        1,738,293        1,311,897
                                                  ------------     ------------     ------------
                                                  $ 26,623,211     $ 25,872,222     $ 26,420,004
                                                  ============     ============     ============

5.  Debt

  As of September 30, 1996, the Company had no outstanding debt. The Company has available to it credit facilities which consist of the following:

                                                                Amount of
                                                                Facility
                                                              ------------
Revolving line of credit, interest at
 bank's reference rate (at September 30,
 1996, the bank's reference rate was
 8.25%), expires June 1997                                     $ 11,571,000

Revolving line of credit, interest at
 bank's prime rate (at September 30,
 1996, the bank's prime rate was
 8.25%), expires June 1997                                        4,000,000

Revolving term commitment, interest at
 bank's prime rate (at September 30,
 1996, the bank's prime rate was
 8.25%), expires June 1997                                        4,000,000

Revolving lines of credit, interest rate
 at the bank's base rate of interest plus
 2%, expires June 1997                                              390,000

Standby letter of credit facilities                               1,261,570
                                                               ------------

Total credit facilities                                          21,222,570

Standby letters of credit issued and outstanding                 (1,261,570)
                                                               ------------

Total credit available                                         $ 19,961,000
                                                               ============

The Company has three outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $832,570, are used to support the Company's self-insured workers' compensation insurance requirements while the other, in the amount of $429,000, is used to support the working capital needs of its European operations.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and nine months ended September 30, 1996 and 1995. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended September 30, 1996, Compared with the Three Months Ended September 30, 1995

Net sales increased 21.4% from the third quarter of 1995 to the third quarter of 1996. The increase reflected solid growth throughout the United States, although, sales in California increased at a rate slower than the average growth rate. Simpson Strong-Tie's sales increased 23.8% while Simpson Dura-Vent's sales increased 13.4%. Sales to dealer distributors were the fastest growing connector sales channel, while contractor distributor and homecenter sales growth slowed somewhat. The sales growth rate of engineered wood products and seismic and high wind products led Simpson Strong-Tie sales with above average increases, while Simpson Dura-Vent sales of Direct-Vent products, sold both to OEMs and through distributors, continued to experience strong growth. Third quarter sales were also positively influenced by sales at the businesses acquired in the second half of 1995. The acquisitions during the last year accounted for 1.6% of the Company's 1996 third quarter sales.

Income from operations increased 40.7% from $7,621,797 in the third quarter of 1995 to $10,724,722 in the third quarter of 1996. This increase was primarily due to higher gross margins, partially offset by higher general and administrative expenses as a percentage of sales. Selling expenses increased 23.2% in total from $4,001,779 in the third quarter of 1995 to $4,929,448 in the third quarter of 1996. General and administrative expenses increased 28.5% from $5,472,251 in the third quarter of 1995 to $7,033,766 in the third quarter of 1996. This increase was primarily due to increased cash profit sharing, as a result of higher operating profit, and higher personnel and other overhead costs. Interest income increased to $175,048 in the third quarter of 1996 as a result of the increased cash balances. The effective tax rate increased from 38.2% in the third quarter of 1995 to 41.4% in the third quarter of 1996, primarily due to the recognition of lower effective state tax rates in the third quarter of 1995.

Results of Operations for the Nine Months Ended September 30, 1996, Compared with the Nine Months Ended September 30, 1995

Net sales increased 22.2% during the first nine months of 1996 as compared to the first nine months of 1995. The increase reflected solid growth throughout the United States, although sales in California increased at a rate slower than the average growth rate. Simpson Strong-Tie's sales increased 22.7% while Simpson Dura-Vent's sales increased 20.4%. The sales growth rate of engineered wood products and seismic and high wind products led Simpson Strong-Tie sales with above average increases, while Simpson Dura-Vent sales of Direct-Vent products, sold both to OEMs and through distributors, continued to experience strong growth. Year to date sales were also positively influenced by sales at the businesses acquired in the second half of 1995. The acquisitions during the last year accounted for 1.6% of the Company's 1996 year to date sales.

Income from operations increased 34.9% from $18,349,455 in the first nine months of 1995 to $24,750,192 in the first nine months of 1996. This increase was primarily due to higher gross margins, partially offset by higher general and administrative expenses as a percentage of sales as well as a small relative increase in selling expense. Selling expenses increased 25.5% in total from $11,874,332 in the first nine months of 1995 to $14,902,126 in the first nine months of 1996. General and administrative expenses increased 26.9% from $14,493,020 in the first nine months of 1995 to $18,387,692 in the first nine months of 1996. This increase was primarily due to increased cash profit sharing, as a result of higher operating profit, and higher personnel and other overhead costs. Interest income increased to $325,931 in the first nine months of 1996 as a result of the increased cash balances. The effective tax rate increased from 40.1% in the first nine months of 1995 to 40.9% in the first nine months of 1996, primarily due to the recognition of lower effective state tax rates in the third quarter of 1995.

In October, Simpson Strong-Tie's quality management system was recommended for ISO9000 registration by a third party registration organization. Simpson Strong-Tie is the Company's largest subsidiary and, to the Company's knowledge, no other U.S. company in the connector industry has been ISO9000 registered. Management believes that this recommendation reflects the Company's on-going commitment to quality.

The Company has committed to purchase or has leased additional space to increase its capacity. Simpson Strong-Tie has expanded its research and development and marketing support facilities by leasing a 48,000 square foot building in San Leandro, California, and has moved its Jacksonville, Florida, warehouse into a new leased facility with approximately twice the square footage of its old facility. The planned expansion of the company owned warehouse in McKinney, Texas, has commenced. This expansion will add approximately 60,000 square feet to the existing structure. In addition, the Company has agreed to purchase a 30,500 square foot building which it currently leases from an unrelated party at its facility in Brea, California.

Liquidity and Sources of Capital

As of September 30, 1996, working capital was $67.4 million as compared to $50.8 million at September 30, 1995, and $52.0 million at December 31, 1995. The principal components of the increase in working capital from December 31, 1995, include an increase in trade accounts receivable and inventories, which increased to support the higher level of sales. Partially offsetting these increases were increases in trade accounts payable, accrued cash profit sharing and commissions, and income taxes payable, as a result of higher operating and taxable income, respectively. This increase in working capital combined with net income and noncash expenses, such as depreciation and amortization, resulted in the increase in cash and cash equivalents of $19.0 million from operating activities. As of September 30, 1996, the Company had unused credit facilities available of approximately $20.0 million.

In its investing activities, the Company used $4.3 million in cash to purchase capital equipment, a rate substantially below that of the first nine months of 1995. The Company has increased its purchases of capital equipment in the third quarter of 1996 in order to expand its capacity and anticipates additional expansion during the last quarter of 1996 and into 1997. These plans include the purchase of the building at its Brea facility and additional production equipment needed to meet the expected demand.

Financing activities provided an additional $0.4 million in cash primarily as a result of the issuance of Common Stock upon the exercise of stock options by current and former employees. There were no borrowings outstanding on long-term debt as of September 30, 1996.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements will be sufficient for the Company's working capital needs and planned capital expenditures through the remainder 1996 and into 1997. Depending on the Company's future growth, it may become necessary to secure additional sources of financing.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On November 12, 1996, the Company's subsidiary, Simpson Strong-tie Company Inc., signed a nonbinding Letter of Intent to purchase, for cash, the businesses of Isometric Limited, A.D.B. Heading Limited and Dual Fastening, Inc. (together the "Isometric Companies") for $8,000,000 (subject to adjustment in certain circumstances) plus potential earn-out payments of up to $2,500,000 over four years. This transaction is in the preliminary stages and its consummation will require the satisfactory completion of due diligence, a satisfactory audit of the Isometric Companies financial statements, negotiation of the form of the transaction and a mutually satisfactory purchase agreement and approval by the Company's Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  a.  Exhibits.

      EXHIBIT
        NO                              DESCRIPTION
      -------     --------------------------------------------------------

      10.1        Lease Agreement dated July 26, 1996, between Simpson
                  Strong-tie Company Inc. and Richard H. Kulka
      10.2        Purchase and Sale Agreement and Escrow Instructions dated
                  August 16, 1996, between Simpson Manufacturing Co., Inc.
                  and G.A. Mac Donald Construction Co. Inc.
      10.3 Amendment to Letter of Credit, dated May 31, 1996, by and among Simpson Manufacturing Co., Inc., Simpson Holdings,
                  Inc. and Wells Fargo Bank, N.A.
      10.4 Amendment to Letter of Credit, dated May 23, 1996, between Simpson Manufacturing Co., Inc. and Union Bank
      10.5 Amendment to Credit Facilities, dated June 18, 1996, between Simpson Strong-Tie International Inc. and
                  Barclays Bank PLC

      11          Statements re computation of earnings per share

      27 Financial Date Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

  b.  Reports on Form 8-K

      No reports of Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         Simpson Manufacturing Co., Inc.
                                       -----------------------------------
                                                  (Registrant)



DATE:  November 13, 1996              By:  /s/ Stephen B. Lamson
       -----------------                  -----------------------
                                             Stephen B. Lamson
                                          Chief Financial Officer