Form 10-K
period 1996-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 1997-03-27
CIK 920371

===========================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED]

     for the fiscal year ended December 31, 1996

                                      OR

/ /  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 [NO FEE REQUIRED]

     for the transition period from __________ to __________.

                        Commission file number:  0-23804

---------------------------------------------------------------------------
                        Simpson Manufacturing Co., Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  California                             94-3196943
       --------------------------------            ----------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)

              4637 Chabot Drive, Suite 200, Pleasanton, CA 94588
                   (Address of principal executive offices)

       Registrant's telephone number, including area code:  (510)460-9912
---------------------------------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act:
             None                                 None
     (Title of each class)   (Name of each exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, without par value
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X    No
           -----     -----

     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of February 28, 1997, there were outstanding 11,456,196 shares of the registrant's common stock, without par value, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the Nasdaq Stock Market on February 28, 1997) was approximately $108,264,815.

Documents Incorporated by Reference

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 15, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996.
===========================================================================

PART I

ITEM 1. BUSINESS.

Background

Simpson Manufacturing Co., Inc. ("Simpson Manufacturing" or the "Company"), through its subsidiary, Simpson Strong-Tie Company Inc. ("Simpson Strong-Tie" or "SST"), designs, engineers and is a leading manufacturer of wood-to-wood, wood-to-concrete and wood-to-masonry connectors, and through its subsidiary, Simpson Dura-Vent Company, Inc. ("Simpson Dura-Vent" or "SDV"), designs, engineers and manufactures venting systems for gas and wood burning appliances. The Company has developed and uses substantially automated manufacturing processes in the production of its products. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself ("DIY") markets. The Company believes that Simpson Strong-Tie benefits from strong brand name recognition among architects and engineers who frequently specify in building plans the use of SST products, and that Simpson Dura-Vent benefits from strong brand name recognition among contractors, dealers, distributors and original equipment manufacturers ("OEMs") to which SDV markets its products. The Company and its affiliates' products are marketed in all 50 states of the United States, Europe, Canada, Australia, Mexico, Chile, Argentina and Japan and many are protected by patents.

The Company was organized in 1994 as a holding company of Simpson Holdings, Inc. ("Holdings"). The Company and Holdings together own all of the outstanding stock of SST and SDV. See "Item 1 - Business - 1994 Reorganization." The Company's began to manufacture wood-to-wood connectors in 1956 and acquired the SDV product line in 1982. The Company's principal business offices are located at 4637 Chabot Drive, Suite 200, Pleasanton, California 94588, telephone (510) 460-9912.

Strong-Tie(registered trademark), Dura-Vent(registered trademark), Dura/Connect(registered trademark), Dura-Plus(registered trademark), Dura/Liner(registered trademark), Pellet Vent(registered trademark), Direct Vent G.S. (registered trademark), Engineered Excellence(registered trademark) and There Is No Equal(registered trademark)(when used with the registered design) are registered trademarks of the Company's subsidiaries.

1994 Reorganization

In 1994, a reorganization was effected to consolidate all ownership in Holdings, Simpson Strong-Tie and Simpson Dura-Vent into one entity (the "1994 Reorganization"). Under the Company's prior incentive stock purchase plans, each of Holdings, SST and SDV had previously issued shares of its common stock to certain of its key employees. The employees purchased shares by delivering notes payable to Holdings, SST and SDV, in principal amounts representing the fair value of the shares when issued. Until the 1994 Reorganization, Holdings was owned principally by Simpson Investment Company (which is principally owned and is managed by Barclay Simpson, the Company's Chairman) and Thomas J Fitzmyers, the Company's President and Chief Executive Officer, and Holdings owned 92.4% of SST and 92.0% of SDV (the remainder having been held by employee-shareholders).

To permit the employee-shareholders of SST and SDV to own shares of Common Stock that were expected to be publicly traded (rather than shares in a private company, most of the stock of which is held by Holdings), the Company was formed and offered to all shareholders of Holdings, SST and SDV (other than Holdings itself) the opportunity to exchange their Holdings, SST and SDV shares for shares of Company Common Stock. The shareholders exchanged their shares in exchange ratios that were determined on the basis of an independent appraisal of the businesses of Holdings, SST and SDV. As a result of these transactions, the Company owns directly or indirectly all of the outstanding stock of Holdings, SST and SDV.

Under applicable accounting rules, the 1994 Reorganization resulted in the Company recording a one-time, non-cash charge related to compensation expense in the amount of approximately $6.4 million in the first quarter of 1994. After giving effect to all components of the 1994 Reorganization, including this one-time, non-cash compensation charge, shareholders' equity increased by $1.1 million. This charge and equity contribution reflect principally the changes in the value of the shares between their original sale date and the value of the shares issued in the 1994 Reorganization. Neither this accounting charge nor this equity contribution resulted in the payment of any cash by the Company and neither is expected to recur in the future. See Note 2 to the Consolidated Financial Statements contained elsewhere herein.

As part of the 1994 Reorganization, the employee-shareholders participated as selling shareholders in the Company's initial public offering and used a portion of the net proceeds received by them from the offering to repay all notes payable to Holdings, SST or SDV previously incurred in connection with incentive stock purchase plans or secured by the Company's Common Stock. These debts aggregated approximately $4.3 million. In addition, on completion of the offering, the Company granted under the Company's 1994 Stock Option Plan to most of the selling shareholders options to purchase an aggregate of 497,471 shares of Common Stock (approximately equal to the number of shares sold by them in the offering to pay debts described above and related income taxes) at an exercise price equal to the $11.50 per share initial public offering price. These options were immediately exercisable.

Industry and Market Trends

Based on trade periodicals, participation in trade and professional associations and communications with governmental and quasi-governmental organizations and customers and suppliers, the Company believes that a variety of events and trends have resulted in significant developments in the markets that the Company serves. Some of these events and trends are discussed below.

Recent natural disasters throughout the world have focused attention on safety concerns relating to the structural integrity of homes and other buildings. The January 1995 earthquake in Kobe, Japan, the 1994 earthquake in Northridge, California, the 1989 Loma Prieta earthquake in Northern California, Hurricanes Hugo in 1989 and Andrew in 1992 in the Southeast, and other less cataclysmic natural disasters damaged and destroyed innumerable homes and other buildings, resulting in heightened consciousness of the fragility of some of those structures.

In recent years, architects, engineers, model code agencies, contractors, building inspectors and legislators have continued efforts to improve structural integrity and safety of homes and other buildings in the face of disasters of various types, including seismic events, storms and fires. Based on ongoing participation in trade and professional associations and communications with governmental and quasi-governmental regulatory agencies (see "Item 1 - Business - Regulation"), the Company believes that building codes are being strengthened and that their enforcement is becoming more rigorous. The Company's products are designed to respond to increasing demand resulting from these trends.

The requirements of the Endangered Species Act, the Federal Lands Policy Management Act and the National Forest Management Act have resulted in increasingly limited amounts of timber available for harvest from public lands. This has contributed to an increase in lumber prices and a concomitant increase in the use of engineered wood products. Engineered wood products, which substitute for strong, clear-grained lumber historically obtained from logging older, large-diameter trees, have been developed to conserve lumber. Engineered wood products frequently require specialized connectors. Sales of SST's engineered wood connector products have increased significantly in 1995 and 1996.

Concerns about energy conservation and air quality have led to increasing recognition of the advantages of natural gas as a heating fuel, including its abundance and clean burning characteristics. Use of natural gas for home heating has been increasing in the United States. According to the Census Bureau, the share of new houses heated with natural gas remained at 67%, the same as in 1994, but sales of gas fireplaces have increased in recent years relative to those of traditional wood burning fireplaces. Traditional wood burning fireplaces negatively affect both indoor and outdoor air quality. In contrast, direct vent gas fireplaces draw air for combustion from outdoors (through the double wall venting system) and feature sealed glass doors that reduce indoor air contamination. In the past, SDV products have not been sold into the traditional masonry and manufactured fireplace market. The recent trend from wood to gas fireplaces is viewed as a significant opportunity for SDV's gas venting products.

Business Strategy

The Company designs, manufactures and sells products that are of high quality and performance, easy to use and cost-effective for customers. The Company provides rapid delivery of its products and prompt engineering and sales support. Based on its communications with customers, engineers, architects, contractors and other industry participants, the Company believes that its products have strong brand name recognition, and the Company seeks to continue to develop the value of its brand names through a variety of strategies. These operating strategies are customer-driven. Information provided by customers has led to the development of many of the Company's products, and the Company expects that customer needs will continue to shape the Company's product development, marketing and services.

Specification in architects' and engineers' plans and drawings generally determines which products will be used for particular purposes and therefore is key to the use of Simpson Strong-Tie's products in construction projects. SST encourages architects and engineers to specify the installation of SST's products in projects they design and supervise, and encourages acceptance of SST's products by construction contractors. The Company maintains frequent contacts with architects, engineers and contractors, as well as private organizations that provide information to building code officials, both to inform them regarding the quality, proper installation, capabilities and value of the Company's products and to update them about product modifications and new products that may be useful or needed. SST sponsors seminars to inform architects, engineers and building officials on appropriate use and proper installation of SST's products.

The Company sells its products through its four primary channels; dealer distributors, contractor distributors, home centers, and OEM relationships. The Company regularly evaluates its distribution coverage and service levels provided by its distributors and from time to time modifies its distribution strategy and implements changes to address weaknesses and opportunities. The Company has various promotions and other programs to evaluate distributor product mix and to encourage distributors to add to their product offerings Company products that complement that mix and their markets.

Through its efforts to increase specifications by architects and engineers, and through increasing the number of products sold to particular contractors, the Company seeks to increase sales to distributors that serve building contractors. The Company continuously seeks to expand the number of contractors served by each distributor through such sales efforts as demonstrations of product cost-effectiveness and information programs.

The Company intends to continue to increase penetration of the DIY markets by solicitation of home centers. The Company's Salespeople and Retail Specialists maintain on-going contact with home centers to provide timely product availability. To satisfy specialized requirements of the home center market, the Company has developed extensive bar coding and merchandising aides and has concentrated a portion of its research efforts into the development of DIY products. The Company's direct sales to home centers increased nearly 19% from 1995 to 1996.

The Company works closely with manufacturers of engineered wood products and OEMs in developing and expanding the application and sales of SST's engineered wood connector products and SDV's gas, wood and pellet stove venting products. SST has relationships with several of the largest manufacturers of engineered wood products, and SDV has OEM relationships with several major gas fireplace and gas stove manufacturers.

The Company is expanding its established facilities outside California to increase its presence and sales in markets east of the Rocky Mountains. During the last five years, the Company has expanded or is planning to expand nearly all of its manufacturing and warehouse facilities. Sales in the 37 states east of the Rocky Mountains grew approximately 34% from 1994 to 1996 and represented approximately 49% of the Company's 1996 domestic sales. In the last three years, SST has commenced manufacturing in England, opened a warehouse facility in Western Canada and made an equity investment in Germany. Subsequent to December 31, 1996, SST has also purchased the remaining equity of Patrick Bellion, S.A. in France and acquired the Isometric Group in Eastern Canada, The European investments are intended to establish a presence in the European Community through companies with existing customer bases and through servicing U.S.-based customers operating there. The Company intends to continue to pursue and expand operations outside the United States.

The Company's long-term strategy is to develop, acquire or invest in product lines or businesses that complement the Company's existing product lines, that can be marketed through its existing distribution channels, that might benefit from use of the Simpson Strong-Tie and Simpson Dura-Vent brand names, and that are responsive to needs of the Company's customers.

Simpson Strong-Tie

Overview

Connectors produced by SST typically are steel devices that are used to strengthen, support and connect joints in wood-frame construction. These products enhance the safety and durability of the structures in which they are installed and can save time and labor costs for the contractor. SST's connector products increase structural integrity and improve structural resistance to seismic, wind and other forces. Applications range from building framing to deck construction to DIY projects. SST produces and markets more than 1,300 standard connector products in addition to products that it manufactures to custom specifications requested by architects and engineers.

In the United States, connector usage developed faster in the West than elsewhere due to the low cost and abundance of timber and to local construction practices. Increasingly, the market has been influenced both by a growing awareness that the devastation caused by seismic, wind and other disasters can be reduced through improved building codes and construction practices and by environmental concerns that contribute to the increasing cost and reduced availability of wood. Most SST products are listed by recognized building standards agencies as complying with model building codes and are specified by architects and engineers for use in projects they are designing or supervising. The engineered wood products industry is developing in response to concerns about the availability of wood, and the Company believes that SST is the leading supplier of connectors for use with engineered wood products.

Products

Simpson Strong-Tie is a recognized brand name in the markets it serves. Over one quarter of SST's 1996 revenues are derived from products that are protected by patents. SST manufactures and markets three primary categories of connector products: wood-to-wood, wood-to-concrete and wood-to-masonry. In addition, Simpson Strong-Tie manufactures a line of connectors for steel frame construction, the demand for which is likely to increase if the cost of steel frame construction declines relative to the cost of wood frame construction. SST also markets specialty screws and nails for proper installation of certain of its connector products. For tying wood members to the foundation, SST has designed and currently markets a line of anchor bolts and the associated parts for aligning the anchor bolts, as well as threaded rod, epoxy and mechanical anchors, which have seismic, retrofit and remodeling applications for both new construction and DIY markets.

Almost all of Simpson Strong-Tie's products are listed by recognized model building code agencies. To achieve such listings, SST conducts extensive product testing, which is witnessed and certified by independent testing engineers. The tests also provide the basis for publication of load ratings for SST structural connectors, and this information is used by architects, engineers, contractors and homeowners. The information is useful across the range of applications of SST's products, from the deck being constructed by a homeowner to a multistory structure being designed by an engineer in an earthquake zone.

Simpson Strong-Tie manufactures connector products specifically designed for use with engineered wood products, such as wood I-joists. With increased timber costs and reduced availability of trees suitable for making traditional solid sawn lumber, construction with engineered wood products has increased substantially in the last three years. Over the same period, SST's revenues from sales of engineered wood connectors through dealer and contractor distributors and engineered wood product manufacturers has also increased significantly.

New Product Development

Simpson Strong-Tie commits substantial resources to engineering and new product development. The majority of SST's products have been developed through SST's internal research and development program. Of the 64 U.S. and nine foreign patents that SST owns, 55 cover products that SST currently manufactures and markets. SST typically develops ten to 15 new products each year. SST's research and development expense for the three years ended December 31, 1996, 1995 and 1994, was $1,025,000, $922,000 and $713,000,
respectively. As part of the new product development process, SST engineers, in cooperation with sales and marketing staff, meet regularly with architects, engineers, building inspectors, code officials and customers. Several new products derived from existing product lines are developed annually. SST has developed, and in 1996 introduced, a line of powder-coat painted shelf brackets to be marketed primarily to do-it-yourselfers. The Company believes that existing distribution channels are receptive to product line extensions, thereby enhancing SST's ability to enter new markets.

Sales and Marketing

Simpson Strong-Tie's sales and marketing programs are implemented through SST's branch system. SST currently maintains branches in Northern and Southern California, Texas, Ohio and England. Each branch is served by its own sales force as well as manufacturing, warehouse and office facilities. Each branch is responsible for a broad geographic area. Branch managers have significant autonomy, which includes setting sales and marketing strategies. Each branch is an independent profit center with a cash profit sharing bonus program based on its own performance. At the same time, the branches closely integrate their manufacturing activities to enhance product availability. Branch sales forces are supported by sales and marketing managers in the home office in Pleasanton, California. The sales force maintains close working relationships with customers, develops new business, calls on architects, engineers and building officials and participates in a range of educational seminars.

Simpson Strong-Tie sells its products through an extensive distribution system comprising dealer distributors supplying thousands of retail locations nationwide, contractor distributors (primarily on the West Coast), home centers (including more than 1,800 stores across the United States), manufacturers of engineered wood products, and specialized contractors such as roof framers. SST's sales in 1996 through dealer distributors and contractor distributors amounted to approximately 60% of its total sales. SST's DIY and dealer products are used to build projects such as decks, patio covers and shelf and bench systems. In 1996, SST completed an agreement with a Japanese trading partner to distribute its products in Japan. SST has also received C-Mark equivalency clearance from the Japanese building code authorities, which is expected to facilitate acceptance of its products into that market. The Company believes that SST's increasing diversification into new and growing markets has reduced its vulnerability to construction industry cycles. In addition to its branches, SST operates manufacturing and/or warehouse facilities in Florida, Illinois, Canada and France.

Simpson Strong-Tie dedicates substantial resources to customer service. Every year, SST produces numerous publications and point-of-sale marketing aids to serve specifiers, distributors, retailers and users. These publications include SST's general catalog, as well as various specific catalogs, such as those for its epoxy products and the engineered wood and plated truss industries. The catalogs and publications describe the products and provide load and installation information. SST publishes a newsletter, Connector Update, providing technical, installation and other information, as well as publications addressing seismic and hurricane conditions and the DIY market. To serve Spanish-speaking users in the U.S. and elsewhere, SST employs bilingual salespeople and prints some of its publications in the Spanish language. Additionally, SST publishes a catalog in French for the Canadian market.

Simpson Strong-Tie's engineers not only design and test products, but also provide engineering support for customers. This support might range from the discussion of a load value in a catalog to testing a unique application for an existing product. SST's sales force communicates with customers in each of its marketing channels, through its publications, through seminars and through frequent calls.

Based on its communications with customers, Simpson Strong-Tie believes that its products are essential to its customers' businesses, and it is SST's policy to ship products ordered within a few days of receiving the order. Many of SST's customers are contractors that require rapid delivery of needed products. Home centers and dealers also require superior service, because of fluctuating demand. To satisfy these requirements, SST maintains high inventory levels, has redundant manufacturing capability and some multiple dies to produce the same parts, and maintains computer sales and inventory control and forecasting capability throughout its nationwide network of factories and warehouses. The Company also has special programs for contractors intended to ensure the prompt and reliable manufacture and delivery of custom products.

Simpson Strong-Tie believes that dealer and home center sales of SST products are significantly greater when the bins and racks at large dealer and home center locations are adequately stocked with appropriate products. Various retailers carry varying numbers of different SST products and SST's Retail Specialists are engaged in ongoing efforts to inform retailers about other SST products that can be used in their specific markets and to encourage them to add these products to better meet their customers' needs. Achieving these objectives requires teamwork and significant inventory commitments between SST and the distributors and retailers. Retail Specialists are playing a significant role in keeping the racks full and extending the product lines at the large dealer and home center level. They help retailers order product, set up merchandising systems, stock shelves, hold product seminars and provide SST with daily information that is used to improve service and product mix.

Simpson Dura-Vent

Overview

Simpson Dura-Vent's venting systems are used to vent gas furnaces and water heaters, gas fireplaces and stoves, wood burning stoves and pellet stoves. SDV's metal vents, chimneys and chimney liner systems exhaust the products of combustion to the exterior of the building and have been designed for ease of assembly and safe operation and to achieve a high level of performance. SDV produces and markets several hundred different venting products and systems.

In recent years, the abundant supply and clean burning characteristics of natural gas have gained public recognition, resulting in increased market share for gas appliances in the new construction and the appliance replacement markets. SDV's sales of Type B Gas Vents grew in 1996, after a decline of less than one percent during 1995. In addition, concern over energy conservation and environmental air quality has resulted in increased use of gas stoves and fireplaces rather than the traditional wood burning stoves and fireplaces. As a result, new venting systems, such as Direct-Vent, have been developed to address changes in appliance technology.

Simpson Dura-Vent's objective is to expand market share in all channels of distribution, by entering expanding markets that address energy and environmental concerns. SDV's strategy is to capitalize on its strengths in new product development and its established distribution network and to continue its commitment to superior quality and service. SDV operates manufacturing and warehouse facilities in Northern California and Mississippi.

Products

Simpson Dura-Vent is a leading supplier of double-wall Type B Gas Vent systems, used for venting gas furnaces, water heaters, boilers and decorative gas fireplaces. According to the Gas Appliance Manufacturers' Association ("GAMA"), a total of 4.8 million gas water heaters and
2.9 million gas furnaces were sold in 1996. SDV believes that there is significant potential in the gas fireplace market, because of the large number of fireplaces sold in the new construction market, the relative ease of installing side-wall vented gas fireplaces for the remodeling market and the trend from wood to gas as a result of environmental concerns and ease of operation.

Simpson Dura-Vent's Type B Gas Vent product line features heavy-duty quality construction and a twist-lock design that provides for fast and easy job-site assembly compared to conventional snap together designs. The twist-lock design has broader applications and has been incorporated into SDV's gas, pellet and direct vent product lines.

Simpson Dura-Vent has introduced a patented flexible vent connector, Dura/Connect, for use between the gas appliance flue outlet and the connection to the Type B Gas Vent installed in the ceiling. Dura/Connect eliminates the difficult and time consuming process of cutting, crimping and fitting galvanized steel vent connectors. Marketed to home centers and hardware stores, Dura/Connect offers a simple twist, bend and connect installation for water heaters and gas furnaces.

The wood stove industry has responded to air quality concerns with substantial reductions in wood stove particulate emissions. In 1985, Simpson Dura-Vent introduced Dura-Plus, a patented chimney system for use with wood burning stoves. The Dura-Plus chimney is used with Environmental Protection Agency ("EPA") approved wood stoves. The Dura-Plus safety valve design provides enhanced fire safety in the event of a creosote chimney fire. Dura-Plus chimney is available in kits, and is sold through retail fireplace specialty shops and home centers. The growing gas fireplace market has evolved into two basic types of fireplace: top-vent fireplaces that are vented with the standard Type B Gas Vent and direct-vent fireplaces that use a special double-wall venting system. Since 1993, SDV has provided direct-vent gas fireplace venting systems under OEM contracts with several major fireplace manufacturers in the United States. SDV's direct-vent system is designed not only to exhaust the flue products, but also to draw in outside air for combustion, an important feature in modern energy-efficient home construction. The direct-vent gas fireplace systems provide ease of installation, permitting horizontal through-the-wall venting or standard vertical through-the-roof venting. Sales of Direct-Vent have been robust. In 1996, the SDV expanded its Direct-Vent product line to include both co-axial and co-linear direct vent systems for venting gas stoves and gas inserts into existing masonry chimneys or existing factory-built metal chimneys.

Since early 1995, nearly all wood stove manufacturers have introduced direct vent gas stoves. SDV has entered into OEM and distribution relationships with several of these manufacturers to supply Direct Vent venting products. In 1994, SDV introduced Direct Vent G.S., a decorative direct vent system for venting free standing gas stoves. The recent trend from wood to gas stoves, while increasing competition for wood and pellet appliance venting products, is viewed as a significant opportunity for SDV's gas venting products.

Sales and Marketing

Simpson Dura-Vent's sales organization consists of a director of sales and marketing, a marketing communications manager, regional sales managers, and independent representative agencies. Simpson Dura-Vent markets venting systems for both gas and wood burning appliances through wholesale distributors in the United States, Canada and Australia to the HVAC (heating, ventilating and air conditioning) and PHC (plumbing, heating and cooling) contractor markets, and to fireplace specialty shop distributors. These customers sell to contractor and DIY markets. SDV also markets venting products to home center and hardware store chains. SDV has entered into OEM relationships with several major gas fireplace and gas stove manufacturers, which SDV believes are leaders in the direct-vent gas appliance market. Approximately 56% of SDV's sales in 1996 were through HVAC and PHC distributors, with most of the balance through fireplace specialty shop distributors, OEMs and home centers.

Simpson Dura-Vent responds to technological changes occurring in the industry through new product development and has developed a reputation for quality and service to its customers. To reinforce the image of quality, SDV produces extensive sales support literature and advertising materials. Recognizing the difficulty that customers and users may have in understanding new, complex venting requirements, SDV publishes a venting handbook to assist contractors, building officials and retail outlets with the science of proper venting. Advertising and promotional literature has been designed to be used by distributors and their customers, as well as home centers and hardware chains.

Manufacturing Process

The Company has concentrated on making its manufacturing processes as efficient as possible without sacrificing the flexibility necessary to service the needs of its customers.

Simpson Strong-Tie has developed substantially automated manufacturing processes. SST's innovative manufacturing systems and techniques have allowed it to control manufacturing costs, even while developing both new products and products that meet customized requirements and specifications. SST's development of specialized manufacturing processes also has permitted increased operating flexibility and enhanced product design innovation.

Simpson Strong-Tie is committed to helping people build safer structures economically through the design, engineering and manufacturing of structural connector and related products. To this end, SST has developed a quality management system that employs numerous quality-control procedures, such as computer-generated work orders, constant review of parts as they are produced and frequent quality testing. In 1996, this quality management system was registered under ISO 9001, an internationally recognized set of quality-assurance standards. ISO registration is a significant asset in doing business with European companies, and it is becoming increasingly important to U.S. companies as well.

Most of SST's products are produced with a high level of automation, using progressive dies run in automatic presses making parts from coiled sheet steel often in excess of 100 strokes per minute. SST produces 500 million product pieces per year. Over half of SST's products are individually bar coded, particularly the products which are sold to home centers. SST has significant press capacity and has some multiple dies for its high volume products because of the need to produce the product close to the customer and to provide backup capacity. The balance of production is accomplished through a combination of manual, blanking and numerically controlled (NC) processes which include robotic welders, lasers and turret punches. SST believes it is the only manufacturer in the connector industry using NC turret punches to manufacture a large variety of standard and special products. This capability allows SST to produce products with little redesign or set-up time, facilitating rapid turnaround for customers. New tooling is also highly automated. Dies are designed and produced using computer aided design (CAD) and computer aided machinery (CAM) systems. CAD/CAM capability enables SST to create rapidly multiple dies and design them to high standards. SST is constantly reviewing its product line to reduce manufacturing costs and increase automation.

Simpson Dura-Vent's plants located in Vacaville, California, and Vicksburg, Mississippi, have been equipped with automated manufacturing machinery, including high-speed automatic pipe lines and automatic elbow lines. SDV bar codes all of its standard products. SDV believes it has developed rigorous quality control systems and has creatively designed products and shipping containers that limit product damage.

Regulation

The Company is committed to helping people build safer structures economically. The Company's products must conform to certain quality standards governing their design, installation and performance.

Simpson Strong-Tie's product lines are subject to Federal, state, county, municipal and other governmental and quasi-governmental regulations that affect product design, development, testing, applications, marketing, sales, installation and use. Most SST products are recognized by building code and standards agencies. Agencies that recognize Company products include the International Conference of Building Officials ("ICBO"), Building Officials and Code Administrators International ("BOCA"), Southern Building Code Congress International ("SBCCI"), The National Evaluation Service, the City of Los Angeles, Dade County, Florida, and the California Division of Architecture. These and other code agencies adopt various testing and design standards and incorporate them into their related building codes. For example, ICBO requirements are codified in the Uniform Building Code. The Uniform Building Code generally applies to construction in the Western United States. To be recognized by ICBO, SST products must conform to Uniform Building Code requirements. SST considers this recognition to be a significant marketing tool and devotes considerable effort to obtaining appropriate approvals for its products. SST believes that architects, engineers, contractors and other customers are less likely to purchase structural products that lack the appropriate code approval or acceptance, at least if code-accepted competitive products are available. SST's management actively participates in industry related professional associations to keep abreast of regulatory changes and to provide information to regulatory agencies.

Simpson Dura-Vent operates under a complex regulatory environment that includes appliance and venting performance standards related to safety, energy efficiency and air quality. Gas venting regulations are contained in the National Fuel Gas Code ("NFGC"), while safety and performance regulations for wood burning appliances and chimney systems are contained in a National Fire Protection Association standard ("NFPA 211"). Standards for testing gas vents and chimneys are developed by testing laboratories such as Underwriter's Laboratories ("UL") in compliance with the American National Standards Institute.

Clean air standards for both gas and wood burning appliances are regulated by the EPA. Energy efficiency standards are regulated by the Department of Energy ("DOE") under the authority of the National Appliance Energy Conservation Act. Minimum appliance efficiency standards might be adopted that could negatively affect Type B Gas Vent sales. Although any standards, if adopted, would probably be implemented over a period of years. While the Company does not believe that the adoption of such standards is likely at this time, if such standards were to be adopted, they could result in the reduction or elimination of these sales, which could materially and adversely affect SDV's and the Company's operating results and financial condition.

The standards and regulations contained in the NFGC and NFPA 211 are ultimately adopted by national building code organizations such as ICBO, BOCA and SBCCI. In turn, the various building codes are adopted by local municipalities, resulting in enforcement through the building permit process. Safety, air quality and energy efficiency requirements are enforced by local air quality districts and municipalities by requiring proper UL, EPA and DOE labels on appliances and venting systems.

Competition

The Company faces a variety of competition in all of the markets in which it participates. This competition ranges from subsidiaries of large national corporations to small regional manufacturers.

SST competes with numerous companies and its competitors generally are privately held businesses. Most of the competitors tend to be more regional than SST, but one distributes its products nationally. While price is an important factor, SST competes primarily on the basis of high quality, broad product line, technical support, service, field support and innovative products.

The venting industry is highly competitive. Many of SDV's competitors have greater financial and other resources than SDV. SDV's principal competitors include the Selkirk Metalbestos Division of Eljer Industries Inc., American Metal Products Co. (a subsidiary of Masco Corp.), Metal-Fab, Inc., Hart & Cooley, Inc. and the Air Jet Division of General Products Co. The Company believes that Metal-Fab, Inc., Hart & Cooley, Inc. and Air Jet tend to be more regional than SDV, and that they have smaller shares of the national market than SDV.

Raw Materials

The principal raw material used by the Company is steel, including stainless steel, and is generally ordered to specific American Society of Testing and Materials ("ASTM") standards. Other raw materials include aluminum, aluminum alloys and ceramic and other insulation materials, which are used by SDV, and cartons, which are used by both SST and SDV. The Company purchases raw materials from a variety of commercial sources. The Company's practice is to seek cost savings and enhanced quality by purchasing from a limited number of suppliers. The loss of a major source of raw materials might interrupt or delay the Company's manufacturing operations, but the Company does not believe that any such interruption or delay would be substantial, because all of the raw materials used by the Company are available from other sources, and any such interruption would be ameliorated by the Company's use of inventories of raw materials and finished goods. The steel industry is highly cyclical and prices for the Company's raw materials are influenced by numerous factors beyond the Company's control, including general economic conditions, competition, labor costs, import duties and other trade restrictions. If material cost increases occur, the Company might not be able to increase its product prices in corresponding amounts without materially and adversely affecting its sales and profits. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

Patents and Proprietary Rights

The Company's subsidiaries own 76 U.S. and foreign patents, of which 58 cover products that they currently manufacture and market. Its subsidiaries have filed ten U.S. and eight foreign patent applications that are currently pending. These patents and patent applications cover various design aspects of the subsidiaries' products as well as the processes used in their manufacture.

The Company's subsidiaries are continuing to develop new potentially patentable products, product enhancements and product designs. Although the Company's subsidiaries do not intend to apply for additional foreign patents covering existing products, the Company is developing an international patent program to protect new products that its subsidiaries may develop. The Company's ability to compete effectively with other companies depends in part on its subsidiaries' ability to maintain the proprietary nature of their technologies. Although the Company's subsidiaries own patents in the United States and Canada, there can be no assurance as to the degree of protection afforded by these patents, or the likelihood that pending patent applications will be issued. Furthermore, there can be no assurance that others will not independently develop the same or similar technology, develop around the patented aspects of any of the subsidiaries' products or proposed products, or otherwise obtain access to the subsidiaries' proprietary technology.

The Company's subsidiaries have registered 49 trademarks in the U.S. and 30 in foreign countries, have nine trademark registration applications pending in the U.S. and 22 such applications pending in foreign countries, and use several other trademarks that they have not yet attempted to register.

Seasonality and Cyclicality

The Company's sales are seasonal, with peak sales activity normally occurring in the second and third quarters. The fluctuation in sales activity is attributable principally to the buying patterns of construction contractors and retailers, which are influenced by weather conditions affecting construction. More generally, the construction industry is subject to significant volatility as a result of fluctuations in interest rates, the availability of credit to builders and developers, inflation rates and other economic factors and trends, none of which are within the Company's control. The Company's recent revenue trends have not followed the pattern of the construction industry, but either seasonal or cyclical declines in commercial and residential construction may reduce the demand for the Company's products. The Company cannot provide any assurance that its business will not be adversely affected by future negative economic or construction industry performance or that future declines in construction activity or the demand for the Company's products will not have materially adverse effects on the Company and its business and financial condition. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

Acquisitions and Strategic Investments

The Company's future growth, if any, may depend to a some extent on its ability to penetrate new markets, both domestically and internationally. See "Item 1 - Business - Business Strategy" and "Item 1 - Business - Industry and Market Trends." Therefore, the Company may in the future pursue acquisitions of product lines or businesses. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has little or no direct prior experience, and the potential loss of key employees of the acquired company. In addition, future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurring of additional debt and amortization expenses related to goodwill and intangible assets, which could adversely affect the Company's profitability.

In addition, construction customs, standards, techniques and methods in international markets differ from those in the United States. Laws and regulations applicable in markets outside the United States are likely to be unfamiliar to the Company and compliance may be substantially more costly than the Company anticipates. As a result, it may become necessary for the Company to redesign products or to invent or design new products in order to compete effectively and profitably outside the United States or in markets that are new to the Company in the United States. The Company has only recently begun marketing outside the United States and expects that significant time will be required for it to generate substantial sales or any profits in Canadian, European and other markets.

Other significant challenges to conducting business in foreign countries include, among other factors, local acceptance of the Company's products, political instability, currency controls, changes in import and export regulations, changes in tariff and freight rates, and fluctuations in foreign exchange rates. There can be no assurance that the Company will be able to penetrate these markets or that any such market penetration can be achieved on a timely basis or profitably. If the Company is not successful in penetrating these markets within a reasonable time, it will be unable to recoup part or all of the significant investments it will have made in attempting to do so.

In 1996, Simpson Strong-Tie International, Inc. purchased for approximately $1.0 million the assets of the Builders Products Division of MiTek Industries Ltd. ("MiTek") and entered into an agreement to supply MiTek with connector products in the UK. In addition, during the first quarter of 1997 SST and its subsidiaries have also completed two other acquisitions. The first is a purchase of three Canadian companies and a related U.S. company, the Isometric Group, which manufacture and distribute a line of mechanical anchors and related products. The acquisition price is approximately $7.3 million plus an earnout based on future sales increases. The second is the purchase, for approximately $1.7 million, of the remaining 66% equity in Patrick Bellion, S.A., a French manufacturer of connector products. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Sources of Capital."

Environmental, Health, Safety and Regulatory Matters

The design, capacity and quality of most of the Company's products and manufacturing processes are subject to numerous and extensive regulations and standards promulgated by governmental, quasi-governmental and industry organizations. Such regulations and standards are highly technical and complex and are subject to frequent revision. The failure of the Company's products or manufacturing processes to comply with any of such regulations and standards could impair the Company's ability to manufacture and market its products profitably and could materially and adversely affect the Company's business and financial condition.

The Company is subject to environmental laws and regulations governing emissions into the air, discharges into water, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other Federal and state laws and regulations regarding health and safety matters. The Company's manufacturing operations involve the use of solvents, oils and other materials that are regarded as hazardous or toxic and the use of complex and heavy machinery and equipment that can pose severe safety hazards if not properly and carefully used. Some of the Company's products also incorporate materials that are hazardous or toxic in some forms (such as materials used in the galvanizing process). The Company believes that it has obtained all material licenses and permits required by environmental, health and safety laws and regulations in connection with the Company's operations and that its policies and procedures comply in all material respects with existing environmental, health and safety laws and regulations. It is possible that additional licenses or permits may be required, that the Company's policies and procedures might not comply in all respects with all such laws and regulations or even if they do, that employees might fail or neglect to follow them in all respects, and that the Company's generation, handling, use, storage, transportation, treatment or disposal of hazardous or toxic materials, machinery and equipment might cause injury to persons or to the environment. In addition, properties occupied by the Company may be contaminated by hazardous or toxic substances and remedial action may be required at some time in the future. It is also possible that materials in certain of the Company's products could cause injury or sickness. Relevant laws and regulations could also be changed or new ones could be adopted that require the Company to obtain additional licenses and permits and cause the Company to incur substantial expense. Any such event or contamination could have a material adverse effect on the Company and its liquidity, results of operations and financial condition.

At the Company's facilities in San Leandro, California, the Company found several underground tanks and soil contamination resulting from activities of one or more prior owners. The Company removed the tanks and took remedial action to correct the soil contamination in accessible areas, although the Company did not excavate contaminated soil beneath a 7,000 square foot building and has not conducted ground water monitoring. These actions were fully reported to cognizant authorities, which have not required further action. The Company may be required at some future time to take additional monitoring or remedial action at this site, but the Company believes that the expense of taking such action is not likely to be material.

Hydrocarbon contamination was found at the Company's leased facility in Vicksburg, Mississippi. The Company has been informed by the owner, Vicksburg Investors (see "Item 2 - Properties"), that appropriate remedial action was taken by a prior owner pursuant to an agreement with the current owner and that further remedial action is not required at this time.

The capital costs of future compliance with laws and regulations affecting the ongoing operations of the Company's manufacturing facilities cannot be reasonably estimated at this time, but based on available information and the Company's understanding of environmental laws as currently interpreted and enforced, the Company believes that any such costs are not likely to have a material adverse effect on the Company's liquidity, results of operations or financial position.

The Company has not been identified as a potentially responsible party under the Federal Superfund law or comparable state laws in connection with its shipments of waste to off-site disposal locations.

Product Liability

The Company has designed most of its standard products and expects that it will continue to do so. The Company employs engineers and designers to design and test its products and to supervise its quality control. The Company has on occasion found manufacturing flaws in its products. In addition, the Company purchases from third party suppliers raw materials, principally steel, and finished goods that are produced and processed by other manufacturers. The Company also has on occasion found flaws in raw materials and finished goods produced by others, some of which flaws have not been apparent until after the products were installed by customers. Many of the Company's products are integral to the structural soundness or fire safety of the buildings in which they are used. As a result, if any flaws exist in the Company's products (as a result of design, raw material or manufacturing flaws) and such flaws are not discovered and corrected before the Company's products are incorporated into structures, the structures could suffer severe damage (such as collapse or fire) and personal injury could result. To the extent that any damage or injury is not covered by the Company's product liability insurance, and if the Company were to be found to have been negligent or otherwise culpable, the Company and its business and financial condition could be materially and adversely affected by the necessity to correct such damage and to compensate persons who might have suffered injury. Furthermore, in the event that such a flaw is discovered after installation but before any damage or injury occurs, the Company may be liable for any costs necessary to retrofit the affected structures.

Manufacturing Capacity

Many of the Company's current and planned manufacturing facilities are located in geographic regions that have experienced major natural disasters, such as earthquakes, floods and hurricanes. For example, the 1989 Loma Prieta earthquake in Northern California destroyed a freeway and caused other major damage within a few miles of the Company's facilities in San Leandro, California, and the 1994 Northridge earthquake in Southern California, destroyed several freeways and numerous buildings in the region in which the Company's facilities in Brea are located. The Company does not carry earthquake insurance. Other insurance that it carries is limited and not likely to be adequate to cover all of the Company's resulting costs, business interruption and lost profits in the event of a major natural disaster in the future. If a natural disaster were to render one or more of the Company's manufacturing facilities totally or partially unusable, whether or not covered by insurance, the Company's business and financial condition could be materially and adversely affected.

Employees

As of February 28, 1997, the Company had 1,139 full-time employees, of whom 804 were hourly employees and 335 were salaried employees. A significant number of the Company's employees at two of the Company's major manufacturing facilities are represented by labor unions and are covered by collective bargaining agreements that will expire between 1998 and 2000. The Company believes its overall compensation and benefits for the most part exceed the industry averages and that its relations with its employees are good. A significant work stoppage or interruption could, however, have a material and adverse effect on the Company and its business and financial condition. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2. PROPERTIES.

Properties

The Company maintains its corporate offices in Pleasanton, California, and other offices, manufacturing and warehouse facilities elsewhere in California and in Texas, Ohio, Florida, Mississippi, Illinois, British Columbia and England. As of February 28, 1997, the Company's facilities were as follows:




                               Approximate
                                  Square       Owned or                  Lease
Location                         Footage        Leased       Lessee     Expires             Function
---------------------------    -----------    ----------    --------    -------    --------------------------

Pleasanton, California              14,500    Leased        Holdings       2000    Office
San Leandro, California             47,100    Leased(1)     SST            2001    Office, Manufacturing and
                                                                                     Warehouse
San Leandro, California             71,000    Owned                                Office, Manufacturing and
                                                                                     Warehouse
San Leandro, California             57,000    Leased(2)     SST            2001    Manufacturing and
                                                                                     Warehouse
San Leandro, California             48,000    Leased        SST            2001    Office and Warehouse
San Leandro, California             27,000    Owned                                Manufacturing and
                                                                                     Warehouse
San Leandro, California             62,900    Leased        SST            1997    Warehouse
Brea, California                    50,700    Owned                                Office, Manufacturing and
                                                                                     Warehouse
Brea, California                    78,000    Owned                                Office and Warehouse
Brea, California                    30,500    Owned(3)                             Office, Manufacturing and
                                                                                     Warehouse
Fullerton, California                6,600    Leased        Company        1997    Warehouse
McKinney, Texas                     84,300    Owned                                Office, Manufacturing and
                                                                                     Warehouse
McKinney, Texas                    117,100    Owned                                Office and Warehouse
Columbus, Ohio                     153,500    Leased(4)     SST            2005    Office, Manufacturing and
                                                                                     Warehouse
Jacksonville, Florida               74,600    Leased        SST            2001    Office and Warehouse
Addison, Illinois                   24,000    Leased        SST(5)         2000    Office, Manufacturing and
                                                                                     Warehouse
Addison, Illinois                   10,200    Leased        SST(5)         1998    Warehouse
Cannock, Staffordshire,             26,900    Leased        SST(6)         2000    Office, Manufacturing and
  England                                                                            Warehouse
Chelmsford,                         25,000    Leased        SST(6)         2002    Office, Manufacturing and
  England                                                                            Warehouse
Vacaville, California              125,000    Leased(7)     SDV            2003    Office, Manufacturing and
                                                                                     Warehouse
Vacaville, California              120,300    Owned                                Office, Manufacturing and
                                                                                     Warehouse
Fontana, California                 17,900    Leased        SDV            1998    Warehouse
Vicksburg, Mississippi             172,000    Leased(8)     SDV            2003    Office, Manufacturing and
                                                                                     Warehouse
Vancouver, British Columbia          6,000    Leased        SST            1999    Warehouse

--------------------



(1) Lessor is Simpson Investment Company, a related party. See Note 10 to the Consolidated Financial Statements contained elsewhere herein.

(2) Lessor is Doolittle Investors, a related party. See Note 10 to the Consolidated Financial Statements contained elsewhere herein.

(3) This property was purchased by the Company from a third party lessor in January 1997.

(4)  Lessor is Columbus Westbelt Investment Company, a related party. See
     Note 10 to the Consolidated Financial Statements contained elsewhere herein.

(5) Lessee is Ackerman Johnson Fastening Systems, Inc., a wholly-owned subsidiary of SST.

(6) Lessee is Simpson Strong-Tie International, Inc., a wholly-owned subsidiary of SST.

(7) Lessor is Vacaville Investors, a related party. See Note 10 to the Consolidated Financial Statements contained elsewhere herein.

(8) Lessor is Vicksburg Investors, a related party. See Note 10 to the Consolidated Financial Statements contained elsewhere herein.

The Company's manufacturing facilities are equipped with specialized equipment and use extensive automation. The Company considers its existing and planned facilities to be suitable and adequate for its operations as currently conducted and as planned through 1997. The manufacturing facilities currently are being operated with one full shift and at most plants with at least a partial second shift. The Company anticipates that it may require additional facilities in 1997 and 1998 or thereafter to accommodate its growth.


ITEM 3. LEGAL PROCEEDINGS.

The Company is involved in various legal proceedings and other matters arising in the normal course of business. In the opinion of management, none of such matters when ultimately resolved will have a material adverse effect on the Company's financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's common stock has been traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "SMCO" since the Company's initial public offering on May 26, 1994. The high and low closing prices set forth below are as reported on the Nasdaq Stock Market for the periods indicated.

                                               Market Price
                      Quarter                High        Low
                                           --------    --------
     1996
       Fourth............................. $ 24        $ 19 3/4
       Third..............................   21          18 1/2
       Second.............................   20 3/4      15 1/8
       First..............................   15 3/4      13

     1995
       Fourth............................. $ 15 3/8    $ 11 1/2
       Third..............................   12 1/2      11 5/8
       Second.............................   12 1/8       9 1/2
       First..............................   11 1/8       9 3/8

As of February 28, 1997, there were 231 holders of record of the Company's common stock.

The Company currently intends to retain its future earnings, if any, to finance operations, fund internal growth and repay outstanding debt, and does not anticipate paying cash dividends on the common stock for the foreseeable future. Future dividends, if any, will be determined by the Company's Board of Directors, based on the Company's earnings, cash flow, financial condition and other factors deemed relevant by the Board of Directors. In addition, existing loan agreements require the Company to maintain Tangible Net Worth of $50.0 million plus 50% of net profit after taxes for each fiscal year ending after December 31, 1996. This requirement may limit the amount that the Company may pay out as dividends on the common stock. As of December 31, 1996, the Company had a Tangible Net Worth of $99.9 million.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years ended December 31, 1996, 1995, 1994, 1993, and 1992, derived from the audited Consolidated Financial Statements of the Company, the most recent three years of which appear elsewhere herein. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


                                                       Year Ended December 31,
(Dollars in thousands, except          --------------------------------------------------------
 per share data)                         1996        1995        1994        1993        1992
                                       --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
Net sales                              $202,409    $167,958    $151,290    $113,923    $ 98,106
Cost of sales                           124,394     109,368      96,984      72,387      65,342
                                       --------    --------    --------    --------    --------
Gross profit                             78,015      58,590      54,306      41,536      32,764

Selling expense                          20,104      17,110      14,714      12,137      11,239
General and administrative expense       25,036      18,512      18,608      14,156      10,449
Compensation related to stock plans         180          61       6,909         693         120
                                       --------    --------    --------    --------    --------
Income from operations                   32,695      22,907      14,075      14,550      10,956

Interest (income) expense, net             (595)       (142)        559         997       1,113

                                       --------    --------    --------    --------    --------
Income before income taxes
   and minority interest                 33,290      23,049      13,516      13,553       9,843

Provision for income taxes               13,569       8,927       8,098       5,517       3,762
Minority interest                             -           -         (33)         66          23
                                       --------    --------    --------    --------    --------
Net income                             $ 19,721    $ 14,122    $  5,451    $  7,970    $  6,058
                                       ========    ========    ========    ========    ========

Net income per share of common stock   $   1.68    $   1.23    $   0.51    $   0.89    $   0.69
                                       ========    ========    ========    ========    ========

Dividends per share of common stock    $      -    $      -    $      -    $   .055    $   .103
                                       ========    ========    ========    ========    ========



                                                          As of December 31,
                                       --------------------------------------------------------
(Dollars in thousands)                   1996        1995        1994        1993        1992
                                       --------    --------    --------    --------    --------
BALANCE SHEET DATA:
Working capital                        $ 70,676    $ 51,984    $ 44,127    $ 24,526    $ 19,667
Net plant, property and equipment        28,688      26,420      20,843      13,551      12,530
Total assets                            122,521      96,642      80,311      58,325      44,558
Total debt                                    -          20           -      14,998      12,306
Total liabilities                        20,224      15,089      13,789      25,487      19,312
Total shareholders' equity              102,297      81,553      66,522      32,535      25,123



SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    1996                                            1995
                                --------------------------------------------    --------------------------------------------
(Dollars in thousands,           Fourth      Third       Second       First      Fourth      Third       Second      First
except per share data)          Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                                --------    --------    --------    --------    --------    --------    --------    --------
Net sales                       $ 50,063    $ 57,129    $ 51,760    $ 43,457    $ 43,251    $ 47,070    $ 41,862    $ 35,775
Cost of sales                     30,088      34,441      31,509      28,356      29,378      29,974      25,980      24,036
                                --------    --------    --------    --------    --------    --------    --------    --------
Gross profit                      19,975      22,688      20,251      15,101      13,873      17,096      15,882      11,739

Selling expense                    5,202       4,929       5,463       4,510       5,235       4,002       4,014       3,859
General and
  administrative expense           6,648       7,034       6,225       5,128       4,019       5,472       5,186       3,834
Compensation related to
  stock plans                        180           -           -           -          61           -           -           -
                                --------    --------    --------    --------    --------    --------    --------    --------
Income from operations             7,945      10,725       8,563       5,463       4,558       7,622       6,682       4,046

Interest (income) expense, net      (269)       (175)        (97)        (54)        (65)        (22)         12         (65)
                                --------    --------    --------    --------    --------    --------    --------    --------
Income before income taxes         8,214      10,900       8,660       5,517       4,623       7,644       6,670       4,111

Provision for income taxes         3,316       4,507       3,492       2,254       1,531       2,917       2,777       1,702
                                --------    --------    --------    --------    --------    --------    --------    --------
Net income                      $  4,898    $  6,393    $  5,168    $  3,263    $  3,092    $  4,727    $  3,893    $  2,409
                                ========    ========    ========    ========    ========    ========    ========    ========

Net income per share of
  common stock                  $   0.41    $   0.54    $   0.44    $   0.28    $   0.27    $   0.41    $   0.34    $   0.21
                                ========    ========    ========    ========    ========    ========    ========    ========



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the years ended December 31, 1996, 1995 and 1994, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere herein.

OVERVIEW

During the three-year period ended December 31, 1996, net sales of the Company increased 33.8% from $151.3 million in 1994 to $202.4 million in 1996. The increase in sales resulted principally from increased geographic distribution and a broadening of the Company's customer base and product lines. Sales increased from 1994 to 1996 in all regions of the United States, with above average rates of growth in the Midwestern and Northeastern markets. Expansion into overseas markets also contributed to the sales growth over the last three years. Do-it-yourself ("DIY"), seismic and high-wind products, and engineered wood related product sales increased faster than the Company's other core products, as did sales from other recently introduced products. In particular, SDV's Direct-Vent products, a double walled venting system sold both to manufacturers and through distributors, contributed significantly to SDV's sales. In addition, sales of SST's epoxy products has experienced strong growth since 1994. During the year ended December 31, 1996, gross profit margin increased to 38.5%, after decreasing from 35.9% in 1994 to 34.9% in 1995. The increase in 1996 was due primarily to lower material costs, which came down after a substantial increase in 1995. Income from operations as a percentage of sales, before stock compensation charges, increased to 16.2% in 1996 from 13.9% in 1994, after a slight decrease in 1995.

Sales continue to be somewhat seasonal, with the second and third quarters usually having higher sales and profits than the first and fourth quarters. The Company's working capital needs are greatest during the second and third quarters, due primarily to the need to maintain high levels of inventory and accounts receivable resulting from increased sales and seasonal promotions that allow customers extended payment terms during this period. Such working capital historically has been provided by the Company's credit facilities or available cash.

Cash generated from operating activities during the three years in the period ended December 31, 1996, totaled approximately $47.6 million and was used to finance most of the $32.7 million in capital expenditures, acquisitions and investments during that same period. Working capital needs increased substantially, primarily due to the higher levels of inventory and accounts receivable necessary to support the growth in sales.

Acquisitions made during the past three years in the United Kingdom continue to report losses. While sales there have more than doubled since 1994, current gross margins are substantially lower than the rest of the Company's operations. During 1996, Simpson Strong-Tie International, Inc., a subsidiary of the Company, completed the purchase of additional assets in the UK. In connection with this acquisition, the Company is attempting to reduce its operating costs by consolidating all of its UK facilities into a single location. As part of this consolidation, the Company wrote off approximately $1.1 million of intangible assets associated with the separate UK operations. The Company cannot predict whether or when its European operation will generate profits. As the size of the Company's foreign investments grows, its foreign currency translation exposure increases.

RESULTS OF OPERATIONS-COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND
1995

Net Sales

Net sales in 1996 increased by 20.5% to $202.4 million from $168.0 million in 1995. Net sales of Simpson Strong-Tie products increased 19.8% to $152.1 million in 1996 while sales of Simpson Dura-Vent products increased by 22.8% to $50.3 million in 1996. SDV accounted for 24.9% of the Company's total net sales, up from 24.4% in 1995. The increase in net sales at both SST and SDV were primarily due to volume increases, with a relatively small increase in average prices. The increase in net sales was spread throughout the United States but was particularly strong in the Northeastern region of the country, primarily as a result of increased home center and dealer distributor business. Sales in California, however, grew at a rate substantially below the overall growth rate. The Company also had above average growth in export sales, a small but steadily growing part of both the connector and venting businesses. The sales growth rate of do-it-yourself, epoxy and seismic products led Simpson Strong-Tie sales, and sales of Direct-Vent products, now sold both to OEMs and through distributors, continued to experience strong growth.

Gross Profit

Gross profit in 1996 increased 33.2% to $78.0 million from $58.6 million in 1995. Gross profit as a percentage of net sales increased to 38.5% in 1996 from 34.9% in 1995. The increase was primarily due to three factors. The first factor was a substantial benefit attributable to the LIFO gain for the year as compared to a LIFO loss in the prior year. Second, the non-material component of cost of sales, which includes research and development costs, direct and indirect labor, factory costs and shipping and freight, decreased slightly as a percentage of sales primarily due to the increased absorption of the fixed components of these costs resulting from increased sales volume. Finally, raw material costs decreased somewhat relative to 1995. Labor costs as a percentage of sales remained relatively flat during 1996. Three of the Company's collective bargaining agreements at two of its California facilities were renegotiated in 1995. These agreements cover sheetmetal workers in Brea, California, and the Company's tool and die craftsman in both Brea and San Leandro, California. These three contracts were extended into 1998 and 1999. A fourth contract, covering sheetmetal workers in San Leandro, which was due to expire in July 1997, was extended in 1996 and now expires in July 2000. If replacement agreements are not reached prior to the expiration of these contracts, the Company may experience a work stoppage or interruption that could have a material and adverse effect on the Company and its business and financial condition.

Selling Expense

In 1996, selling expense increased 17.5% to $20.1 million from $17.1 million in 1995. The increase was primarily due to higher spending for advertising and sales promotion, a large portion of which was oriented towards serving the retail business. The Company also hired several new Retail Specialists to support the increased home center and DIY business and added several sales people. In addition, the increased sales at Simpson Dura-Vent resulted in proportionately higher commissions and other related costs.

General and Administrative Expense

General and administrative expense increased 35.2% to $25.0 million in 1996 from $18.5 million in 1995. The increase was primarily due to higher cash profit sharing, as a result of higher operating profit, and the write off of intangible assets related to the Company's UK operations (see "Acquired Operations" below). Also contributing to the increase in general and administrative expense were increased personnel and overhead costs resulting from the addition of administrative staff, including those at the businesses acquired in the second half of 1995.

Interest (Income) Expense, net

The Company had interest income of $595,180 in 1996 as compared to $141,535 in 1995. The increase resulted from the increased cash and short-term investment balances during the year.

Provision for Taxes

The Company's effective tax rate increased to 40.8% in 1996 from 38.7% in 1995. The lower 1995 tax rate was principally a result of the full recognition of California investment tax credits on equipment purchased for manufacturing and research and development.

Acquired Operations

In December 1996, Simpson Strong-Tie International, Inc. ("SSTI"), a subsidiary of the Company, completed the purchase of the assets, including $675,000 in equipment, of the Builders Products Division of MiTek Industries Ltd. for approximately $1,040,000. In conjunction with the purchase of the assets, SSTI also agreed to supply MiTek and its customers with connector products. As a result of this acquisition, the Company believes that additional manufacturing space is needed and has determined that the consolidation of its UK facilities into a single location is advisable. In connection with this consolidation, the Company wrote off approximately $1.1 million of intangible assets associated with the separate UK operations. The Company recorded after-tax net losses in its European operations, including intercompany interest charges and the $1.1 million charge discussed above, of approximately $2.8 million in 1996 compared to after-tax net losses of $1.5 million in 1995. The losses were primarily due to costs of depreciation on purchased capital equipment, administrative and other overhead costs incurred related to the growing operations. The Company expects these losses to continue through at least 1997.

RESULTS OF OPERATIONS-COMPARISON OF THE YEARS ENDED DECEMBER 31, 1995 AND
1994

Net Sales

Net sales in 1995 increased by 11.0% to $168.0 million from $151.3 million in 1994. Net sales of Simpson Strong-Tie products increased 14.4% to $127.0 million in 1995 while sales of Simpson Dura-Vent products increased by 1.7% to $41.0 million in 1995. SDV accounted for 24.4% in 1995 of the Company's total net sales, down from 26.6% in 1994. The increase in net sales at SST was primarily due to volume increases, with only a small increase in average prices. SDV sales volume declined but average sales price increases of approximately five percent resulted in an overall sales increase. The increase in net sales was spread throughout the United States but was particularly strong in the Northeastern region of the country, primarily as a result of increased home center and dealer distributor business. The Company also had above average growth in export sales, a small but steadily growing part of both the connector and venting businesses. The sales growth rate of seismic and do-it-yourself products led Simpson Strong-Tie sales, and sales of Direct-Vent products for the OEM venting market continued to experience strong growth. The increase in sales of Direct-Vent was largely offset, however, by decreases in other Simpson Dura-Vent products.

Gross Profit

Gross profit in 1995 increased 7.9% to $58.6 million from $54.3 million in 1994. Gross profit as a percentage of net sales decreased to 34.9% in 1995 from 35.9% in 1994. The decrease was primarily due to higher raw material costs. Material cost for galvanized and hot rolled sheet metal, the Company's primary raw materials, increased compared to 1994. SDV experienced an increase of more than 30% in aluminum sheet metal prices in 1995. Overall the Company's material costs as a percentage of net sales increased slightly more than two percentage points in 1995. In the aggregate, the non-material component of cost of sales, which includes research and product development costs, direct and indirect labor, factory costs and shipping and freight, increased at a rate that was slightly less than the rate of increase in net sales.

Three of the Company's collective bargaining agreements at two of its California facilities were renegotiated in 1995. These agreements cover sheetmetal workers in Brea, California, and the Company's tool and die craftsman in both Brea and San Leandro, California. These three contracts were extended into 1998 and 1999. A fourth contract, covering sheetmetal workers in San Leandro, which was due to expire in July 1997, was extended in 1996 and now expires in July 2000. If replacement agreements are not reached prior to the expiration of the contracts, the Company may experience a work stoppage or interruption that could have a material and adverse effect on the Company and its business and financial condition.

Selling Expense

In 1995, selling expense increased 16.3% to $17.1 million from $14.7 million in 1994. The increase was due primarily to higher spending for advertising and sales promotion, a large part of which was focused on the enhancement of retail displays and product packaging. The Company also hired several new Retail Specialists to better support the increased home center and DIY business and added other key marketing personnel.

General and Administrative Expense

General and administrative expense decreased slightly to $18.5 million in 1995 from $18.6 million in 1994. The decrease was driven by lower expected losses on delinquent accounts and lower professional service costs. The decrease was partially offset by increased personnel and overhead costs as a result of the addition of administrative staff, including those at the businesses acquired in the second half of 1995.

Interest (Income) Expense, net

The Company had interest income of $141,535 in 1995 as compared to interest expense of $559,249 in 1994. This increase is primarily due to the repayment of the Company's debt with proceeds from the initial public offering in the second quarter of 1994 and the investment of excess cash in short-term instruments.

Provision for Taxes

The Company's effective tax rate decreased from 59.9% in 1994 to 38.7% in 1995 primarily due to the nondeductability of approximately $6.4 million of the 1994 stock compensation charge. In addition, California investment tax credits on equipment purchased for manufacturing and research and development contributed to the lower effective tax rate in 1995.

Acquired Operations

The Company recorded after-tax net losses in its European operations, including intercompany interest charges, of approximately $1.5 million in 1995 compared to after-tax net losses of $858,000 in 1994. The losses were primarily due to costs of new tooling, depreciation on purchased capital equipment and selling and administrative and other overhead costs incurred related to the new operations. The Company's metal shapes business, acquired in late 1993, was integrated into its existing branch operation in Columbus, Ohio, to eliminate redundant overhead costs.

LIQUIDITY AND SOURCES OF CAPITAL

Cash and cash equivalents increased $12.9 million to $19.8 million at December 31, 1996, from $6.9 million at December 31, 1995. The Company's liquidity needs arise principally from working capital requirements, capital expenditures and asset acquisitions. During the three years ended December 31, 1996, the Company relied primarily on internally generated funds, proceeds from the issuance of its Common Stock, and its credit facilities to finance these needs. At December 31, 1996, working capital was $70.7 million, as compared to $52.0 million at December 31, 1995. As of December 31, 1996, the Company had no debt and had available to it unused credit facilities of approximately $19.1 million.

The Company had cash flows from operating activities of $24.6 million, $13.4 million and $9.6 million for 1996, 1995 and 1994, respectively. In 1996, cash was provided by net income of $19.7 million, noncash expenses, such as depreciation and amortization, of $7.2 million and increases in trade accounts payable, accrued profit sharing and other liabilities totaling approximately $4.9 million. In addition, income taxes payable increased by approximately $1.3 million. The Company's primary operating cash flow requirements resulted from increased accounts receivable and inventory levels as the Company's sales increased. In 1996, 1995 and 1994, the Company used cash of $7.7 million, $5.6 million and $9.3 million, respectively, to fund accounts receivable and inventory requirements. The balance of the cash used in 1996 included increases and decreases in other assets and liability accounts.

Cash used in investing activities was $12.3 million, $13.1 million and $11.1 million for 1996, 1995 and 1994, respectively, primarily for capital expenditures and investments. Capital expenditures decreased in 1996 to $7.4 million from $10.0 million in 1995. Included in the 1995 expenditures was the purchase of two buildings acquired for $3.5 million in cash. The Company also invested in machinery and equipment for use in production throughout the United States and in its European operating units. The Company plans additional expansion in 1997 of its manufacturing capacity. Consequently, the Company expects to incur substantially higher capital expenditures in 1997. In January 1997, the Company completed the purchase, for approximately $1.8 million in cash, of a 30,500 square foot building which it had previously leased from an unrelated party. The Company also invested approximately $3.9 million in a six-month U.S. Treasury Bill, maturing in March 1997.

In addition to the capital expenditures made in 1996, Simpson Strong-Tie International, Inc., a subsidiary of the Company, purchased the assets of the Builders Products Division of MiTek Industries Ltd. for approximately $1,040,000 in cash. During the first quarter of 1997, the Company and its subsidiaries completed two other acquisitions. The first is an equity purchase of three Canadian companies and a related U.S. company, the Isometric Group, which manufacture and distribute a line of mechanical anchors and related products. The acquisition price is approximately $7.3 million plus an earnout based on future sales increases. The second is the purchase, for approximately $1.7 million, of the remaining 66% equity in Patrick Bellion, S.A., a French manufacturer of connector products. Currently, no other commitments or agreements are pending with respect to any potential acquisitions. The Company is in discussions with several companies in related businesses regarding possible acquisition or investment by the Company. No assurance can be given whether any such acquisition or investment will occur or, if so, regarding its effect on the Company's business or operating results.

Financing activities provided net cash of $0.5 million 1996 primarily as a result of the exercise of stock options by current and former employees of the Company.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements, the majority of which have been renewed through June 1998, will be sufficient for the Company's working capital needs and planned capital expenditures through at least 1997. Depending on the Company's future growth, it may become necessary to secure additional sources of financing.

INFLATION

Management believes that the effect of inflation on the Company has not been material in recent years, as inflation rates have remained low.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


SIMPSON MANUFACTURING CO., INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


    Financial Statements
      Report of Independent Accountants................................ 24
      Consolidated Balance Sheets at December 31, 1996 and 1995........ 25
      Consolidated Statements of Operations for the years ended
        December 31, 1996, 1995 and 1994............................... 26
      Consolidated Statements of Shareholders' Equity for the
        years ended December 31, 1996, 1995 and 1994................... 27
      Consolidated Statements of Cash Flows for the years ended
        December 31, 1996, 1995 and 1994............................... 28
      Notes to the Consolidated Financial Statements................... 29

    Financial Statement Schedule
      Schedule II - Valuation and Qualifying Accounts.................. 40

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Simpson Manufacturing Co.,
Inc.:

We have audited the consolidated financial statements and the financial statement schedule of Simpson Manufacturing Co., Inc. and subsidiaries listed in the index on page 23 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simpson Manufacturing Co., Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                                  COOPERS & LYBRAND L.L.P.
San Francisco, California
January 31, 1997, except for Note 15
   for which the date is March 11, 1997

           SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


                                                      December 31,
                                              ----------------------------
                                                  1996            1995
                                              ------------    ------------
                ASSETS
Current assets
  Cash and cash equivalents                   $ 19,815,297    $  6,955,788
  Short-term investments                         3,896,428               -
  Trade accounts receivable, net                20,930,490      20,732,880
  Inventories                                   42,247,777      34,471,250
  Deferred income taxes                          2,919,455       2,750,455
  Other current assets                             956,565       1,986,446
                                              ------------    ------------
    Total current assets                        90,766,012      66,896,819

Property, plant and equipment, net              28,687,635      26,420,004
Investments                                      1,382,578       1,357,457
Other noncurrent assets                          1,684,548       1,967,779
                                              ------------    ------------
      Total assets                            $122,520,773    $ 96,642,059
                                              ============    ============


  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                               $          -    $     20,037
  Trade accounts payable                        10,063,828       7,375,014
  Accrued liabilities                            4,137,648       3,386,527
  Accrued profit sharing trust                   2,446,001       1,999,739
  Accrued cash profit sharing and commissions    2,292,057       1,289,144
  Accrued workers' compensation                    809,272         842,125
  Income taxes payable                             341,626               -
                                              ------------    ------------
    Total current liabilities                   20,090,432      14,912,586

Deferred income taxes and
  other long-term liabilities                      133,333         176,783
                                              ------------    ------------
    Total liabilities                           20,223,765      15,089,369
                                              ------------    ------------

Commitments and contingencies (Note 10)

Shareholders' equity
  Preferred Stock, without par value; authorized
    shares, 5,000,000; issued and outstanding
    shares, none                                         -               -
  Common Stock, without par value; authorized
    shares, 20,000,000; issued and outstanding
    shares, 11,451,018 and 11,358,227 at December
    31, 1996 and 1995, respectively             31,233,648      30,415,716
  Retained earnings                             70,862,906      51,142,268
  Cumulative translation adjustment                200,454          (5,294)
                                              ------------    ------------

    Total shareholders' equity                 102,297,008      81,552,690
                                              ------------    ------------
      Total liabilities and shareholders'
        equity                                $122,520,773    $ 96,642,059
                                              ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

           SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Year Ended December 31,
                                            --------------------------------------------
                                                1996            1995            1994
                                            ------------    ------------    ------------
Net sales                                   $202,408,917    $167,957,955    $151,290,466
Cost of sales                                124,394,086     109,368,027      96,983,987
                                            ------------    ------------    ------------
    Gross profit                              78,014,831      58,589,928      54,306,479
                                            ------------    ------------    ------------

Operating expenses:
  Selling                                     20,104,344      17,109,325      14,714,528
  General and administrative                  25,035,874      18,512,003      18,607,985
  Compensation related to stock plans
    (Notes 2 and 14)                             180,155          61,250       6,908,581
                                            ------------    ------------    ------------
                                              45,320,373      35,682,578      40,231,094
                                            ------------    ------------    ------------

    Income from operations                    32,694,458      22,907,350      14,075,385

Interest (income) expense, net                  (595,180)       (141,535)        559,249
                                            ------------    ------------    ------------

    Income before income taxes and
      minority interest                       33,289,638      23,048,885      13,516,136

Provision for income taxes                    13,569,000       8,927,000       8,098,000
Minority interest                                      -               -         (32,628)
                                            ------------    ------------    ------------

    Net income                              $ 19,720,638    $ 14,121,885    $  5,450,764
                                            ============    ============    ============

Net income per common share:
    Primary                                 $       1.68    $       1.23    $       0.51
    Fully diluted                           $       1.67    $       1.22    $       0.51

Number of shares outstanding
    Primary                                   11,755,184      11,460,567      10,561,641
    Fully diluted                             11,838,658      11,532,872      10,569,055


The accompanying notes are an integral part of these consolidated financial statements.


           SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                                     Notes
                                         Common Stock                             Cumulative      Receivable
                                 ----------------------------      Retained      Translation         from
                                    Shares          Amount         Earnings       Adjustment     Shareholders        Total
                                 ------------    ------------    ------------    ------------    ------------    ------------
Balance, January 1, 1994            8,965,390    $  3,647,912    $ 31,569,619    $          -    $ (2,682,788)   $ 32,534,743
Options granted below fair value            -         193,892               -               -               -         193,892
Effect of 1994 reorganization         719,906       9,358,781               -               -      (1,607,264)      7,751,517
Payments received on notes                  -               -               -               -       3,940,052       3,940,052
Common stock issued at $10.69
  to $12.00 per share, net of
  offering costs of $639,045        1,589,900      16,379,780               -               -               -      16,379,780
Loan to officer                             -               -               -               -         350,000         350,000
Translation adjustment                      -               -               -         (78,715)              -         (78,715)
Net income                                  -               -       5,450,764               -               -       5,450,764
                                 ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1994         11,275,196      29,580,365      37,020,383         (78,715)              -      66,522,033
Options exercised                      82,231         749,156               -               -               -         749,156
Tax benefit of options
  exercised                                 -          78,395               -               -               -          78,395
Common stock issued at
  $9.75 per share                         800           7,800               -               -               -           7,800
Translation adjustment                      -               -               -          73,421               -          73,421
Net income                                  -               -      14,121,885               -               -      14,121,885
                                 ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1995         11,358,227      30,415,716      51,142,268          (5,294)              -      81,552,690
Options exercised                      90,191      526,415                  -               -               -         526,415
Tax benefit of options
  exercised                                 -         256,417               -               -               -         256,417
Common stock issued at
  $13.50 per share                      2,600          35,100               -               -               -          35,100
Translation adjustment                      -               -               -         205,748               -         205,748
Net income                                  -               -      19,720,638               -               -      19,720,638
                                 ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1996         11,451,018    $ 31,233,648    $ 70,862,906    $    200,454    $          -    $102,297,008
                                 ============    ============    ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


           SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31,
                                            --------------------------------------------
                                                1996            1995            1994
                                            ------------    ------------    ------------
Cash flows from operating activities
  Net income                                $ 19,720,638    $ 14,121,885    $  5,450,764
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Loss (gain) on sale of capital
      equipment                                  (16,262)         11,558           3,427
     Depreciation and amortization             7,197,718       5,291,466       3,972,907
     Minority interest                                 -               -         (32,628)
     Deferred income taxes and other
      long-term liabilities                     (212,450)         65,000        (678,000)
     Equity in (income) losses of
      affiliates                                (107,000)        (24,554)          6,582
     Noncash compensation related to
      stock plans                                 35,100          61,250       6,771,873
     Changes in operating assets and
      liabilities, net of effects of
      acquisitions:
        Trade accounts receivable, net          (190,608)     (2,916,665)     (2,746,477)
        Inventories                           (7,500,960)     (2,655,355)     (6,578,213)
        Other current assets                     278,047        (951,314)        300,124
        Other noncurrent assets                 (800,840)       (256,380)       (213,702)
        Trade accounts payable                 2,688,814         665,976       1,714,800
        Accrued liabilities                      751,120         307,968         981,116
        Accrued profit sharing trust             446,262         279,135         234,811
        Accrued cash profit sharing
         and commissions                       1,002,913         (45,982)        383,477
        Accrued workers' compensation            (32,853)        (55,000)       (280,403)
        Income taxes payable                   1,349,876        (500,661)        322,485
                                            ------------    ------------    ------------
          Total adjustments                    4,888,877        (723,558)      4,162,179
                                            ------------    ------------    ------------
          Net cash provided by operating
           activities                       $ 24,609,515    $ 13,398,327    $  9,612,943
                                            ------------    ------------    ------------

Cash flows from investing activities
  Capital expenditures                        (7,364,326)    (10,049,629)     (9,939,384)
  Proceeds from sale of equipment                 57,787          22,225          43,212
  Asset acquisitions, net of cash acquired    (1,041,780)     (2,414,114)     (1,199,733)
  Purchase of short-term investment           (3,896,428)              -               -
  Equity investments                             (11,637)       (667,002)              -
                                            ------------    ------------    ------------

          Net cash used in investing
           activities                        (12,256,384)    (13,108,520)    (11,095,905)
                                            ------------    ------------    ------------

Cash flows from financing activities
  Issuance of debt                                     -          20,037       5,589,363
  Repayment of debt                              (20,037)              -     (20,587,801)
  Issuance of Company's common stock             526,415         835,351      16,163,180
  Collections on notes receivable from
   shareholders                                        -               -       3,940,052
  Collections on notes receivable from
   subsidiaries'
   minority shareholders                               -               -          29,066
  Loan to officer                                      -               -         350,000
                                            ------------    ------------    ------------

          Net cash provided by financing
           activities                            506,378         855,388       5,483,860
                                            ------------    ------------    ------------

          Net increase in cash and cash
           equivalents                       12,859,509        1,145,195       4,000,898
Cash and cash equivalents at beginning
 of period                                    6,955,788        5,810,593       1,809,695
                                            ------------    ------------    ------------
Cash and cash equivalents at end of
 period                                     $ 19,815,297    $  6,955,788    $  5,810,593
                                            ============    ============    ============

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for
   Interest                                 $     31,311    $     35,045    $    562,246
                                            ============    ============    ============
  Income taxes                              $ 13,036,713    $  8,961,714    $  8,455,237
                                            ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

           SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Operations and Summary of Significant Accounting Policies

Nature of Operations

Simpson Manufacturing Co., Inc., through its subsidiaries Simpson Strong-Tie Company Inc. and Simpson Dura-Vent Company, Inc. (collectively, the "Company"), designs, engineers and manufactures wood-to-wood, wood-to-concrete and wood-to-masonry connectors and venting systems for gas and wood burning appliances and markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself markets.

The Company operates exclusively in the building products industry segment. The Company's products are sold primarily throughout the United States of America. Revenues have some geographic market concentration on the west coast. A portion of the Company's business is therefore dependent upon economic activity within this region and market.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc., and its subsidiaries, Simpson Holdings, Inc., Simpson Dura-Vent Company, Inc. and Simpson Strong-Tie Company Inc. Investments in less than 50 percent-owned affiliates are accounted for using the equity method. All significant intercompany transactions have been eliminated.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short-term Investments

The Company considers investments with an original maturity of more than three months but less than one year to be short-term investments, which are categorized as "held-to-maturity" and carried at amortized cost, which approximates market value.

Inventory Valuation

Inventories are valued at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method, except in Europe, where inventories of approximately $1,483,000 and $1,028,000 at December 31, 1996 and 1995, respectively, are valued using the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment is carried at cost. Major renewals and betterments are capitalized; maintenance and repairs are expensed on a current basis. When assets are sold or retired, their costs and accumulated depreciation are removed from the accounts; the resulting gains or losses are reflected in the consolidated statements of operations.

Depreciation and Amortization

Depreciation of property, plant and equipment is provided for using accelerated methods over the following estimated useful lives:

     Factory machinery and equipment                      5 to 10 years
     Automobiles, trucks and other equipment              3 to 10 years
     Office equipment                                     3 to 8 years
     Buildings and site improvements                      20 to 45 years

Leasehold improvements are amortized using the straight-line method over the remaining term of the lease.

Product Research and Development Costs

Product research and development costs, which are included in cost of sales, were charged against income as incurred and approximated $1,312,000, $1,180,000 and $946,000 in 1996, 1995 and 1994, respectively.

Tooling Costs

Tool and die costs are included in product costs in the year incurred.

Income Taxes

Income taxes are calculated using an asset and liability approach. The provision for income taxes includes federal and state taxes currently payable and deferred taxes due to temporary differences between the financial statement and tax bases of assets and liabilities. In addition, the future tax benefits, are recognized to the extent that realization of such benefits is more likely than not.

Foreign Currency Translation

The local currency is the functional currency of the Company's European branches. Assets and liabilities denominated in foreign currency are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the year. The translation adjustment resulting from this process is shown separately as a component of shareholders' equity. Foreign currency transaction gains or losses are included in the determination of net income.

Reorganization

The Company completed a reorganization in March 1994 (see Note 2). All references to the number of common shares and per common share amounts in these consolidated financial statements have been restated to reflect the revised capital structure.

Initial Pubic Offering

On May 25, 1994, the Company completed an initial public offering of 1,572,500 shares of its common stock at a price per share of $11.50. The Company received proceeds of approximately $20.5 million from the offering, including $4.3 million in notes receivable collected from its shareholders.

Net Income Per Common Share

Net income per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares, using the treasury stock method, are included in the per-share calculations for all periods when the effect of their inclusion is dilutive. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the 12 month period prior to May 25, 1994, the date of the Company's initial public offering, have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method. Included in these amounts are common stock options granted or committed to be granted in 1993 and certain of the shares issued in March 1994 in conjunction with the 1994 reorganization discussed above.

The difference in primary and fully diluted net income per common share results from the application of the treasury stock method for common equivalent shares.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in U.S. Treasury instruments and trade accounts receivable. The Company maintains its cash in demand deposit and money market accounts held primarily by two banks.

Adoption of Statements of Financial Accounting Standards

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires that long-lived assets, certain identifiable intangibles, and goodwill be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment would be recorded if the expected future undiscounted cash flows were less than the carrying amount of the asset. SFAS 121 is effective for fiscal years beginning after December 15, 1995, with earlier adoption permitted. The Company adopted SFAS 121 effective for its fiscal year ended December 31, 1996.

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued and is effective for the Company's 1996 fiscal year. The Company will continue to account for employee stock options in accordance with APB Opinion No. 25 and, accordingly, will comply with the pro forma disclosure requirements of SFAS 123.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 1996 presentation with no effect on net income as previously reported.


2.	1994 Reorganization and Employee Benefits

In February and March 1994, a new holding company was organized and a reorganization was effected to consolidate shareholdings into one entity. The new holding company took the name Simpson Manufacturing Co., Inc. and the former Simpson Manufacturing Co., Inc. was renamed Simpson Holdings, Inc. The new holding company offered to all shareholders of Simpson Holdings, Inc., Simpson Strong-Tie Company Inc. and Simpson Dura-Vent Company, Inc. (other than Simpson Holdings, Inc. itself) the opportunity to exchange their shares on the basis of agreed exchange ratios. As a result of this transaction, the new holding company owns directly or indirectly all of the outstanding stock of Simpson Holdings, Inc., Simpson Strong-Tie Company Inc. and Simpson Dura-Vent Company, Inc.

Under the terms of this exchange, the Company issued to minority shareholders of Simpson Strong-Tie Company Inc. and Simpson Dura-Vent Company, Inc. 719,906 shares of common stock, which, at a value of $13 per share, resulted in a gross increase to common stock of $9,358,781. In connection with such exchange, notes receivable from the former minority shareholders of the subsidiaries of $1,607,264, previously shown as a reduction of minority interest, are presented as a reduction of shareholders' equity. Thus, the net non-cash capital contribution as a result of the exchange was $7,751,517. This capital contribution reflects principally the excess value of the shares received over the original sales price of the shares exchanged. Some of the shares exchanged were deemed to be options. Under generally accepted accounting principles, the exchange of shares for deemed options in subsidiaries is considered a modification of such deemed options, and accordingly, the Company recorded a one-time, non-cash compensation charge of $6,355,841 in 1994. The remaining $1,395,676 represents the acquisition of fully paid minority shares of which $1,095,414 was allocated to plant, property and equipment, and the balance of $300,262 was reflected in the elimination of minority interest.

The agreed exchange ratio as between Simpson Holdings, Inc. and the newly organized holding company used in the reorganization had the effect of a 14 for 1 split of the Simpson Holdings, Inc. common stock. Accordingly, all references to the number of common shares and per common share amounts in these consolidated financial statements have been restated to reflect the revised capital structure as well as the authorized number of shares of common stock of the new company (20,000,000). Additionally, the new holding company has 5,000,000 shares of preferred stock authorized.

The Company recorded an aggregate pretax compensation charge in 1994 of $6,908,581. In addition to the $6,355,841 non-cash compensation charge referred to above, the aggregate charge reflected two additional elements. In March 1994, the Company adopted a bonus plan, pursuant to which it granted bonuses aggregating $358,848 in 1994. The bonuses were paid partly by issuance of shares of its common stock and partly by payment in cash. The noncash portion totaled $208,800, including 16,400 shares of common stock issued to employees under this plan and 1,000 shares issued to a consultant of the Company. Under this bonus plan, 800 shares committed to be issued to employees in 1994 were issued in 1995. In addition, the Company granted fully exercisable below market stock options under its option plan to purchase up to an aggregate of 20,715 shares of common stock at an exercise price of $3.64 per share, which resulted in a compensation charge of $193,892.

The components of the 1994 pretax compensation charges are as follows:

     Non-cash compensation charge related to
      1994 Reorganization                                 $  6,355,841
     1994 bonus plan compensation charge                      358,848
     1994 stock option compensation charge                     193,892
                                                          ------------
                                                          $  6,908,581
                                                          ============

3.   Acquisitions

In December 1996, Simpson Strong-Tie International, Inc. ("SSTI"), a subsidiary of the Company, purchased the assets, including $675,000 in equipment, of the Builders Products Division of MiTek Industries Ltd. ("MiTek") for approximately $1,040,000. The remaining $365,000 of the purchase price represents the excess of the purchase price over the fair value of the assets acquired. In conjunction with the purchase of the assets, SSTI also agreed to supply MiTek and its customers with connector products. As a result of this acquisition, the Company believes that additional manufacturing space is needed and has determined that the consolidation of its UK facilities into a single location is advisable. In connection with this consolidation, the intangible assets associated with the MiTek acquisition, the Truline Group Ltd. ("Truline") acquisition in 1995, and the Stokes of Cannock Ltd. acquisition in 1994, were written off during 1996.

In September 1995, the Company acquired the remaining 75% of the equity of a U.S. company, Ackerman Johnson Fastening Systems, Inc., for $800,000 in cash and $200,000 for an agreement not to compete for three years (see Note
7). In addition, in October 1995, the Company purchased for approximately $1,450,000 in cash the assets of Truline, a manufacturer and distributor of wall starter systems located in Chelmsford, England. Approximately $1,100,000, $725,000 of which was written off during 1996, of the costs of these two acquisitions represents the excess of the purchase price over the fair value of the assets acquired and is being amortized over ten years using the straight-line method. Both of these acquisitions have been accounted for under the purchase method of accounting. The pro forma effect on the Company's consolidated revenue, net income and net income per share, as if these acquisitions occurred at the beginning of the period, is immaterial in 1995 and 1994.

4.   Trade Accounts Receivable

Trade accounts receivable consist of the following:

                                                     At December 31,
                                              ----------------------------
                                                  1996            1995
                                              ------------    ------------
Trade accounts receivable                     $ 22,242,827    $ 21,832,701
Allowance for doubtful accounts                 (1,108,950)       (931,321)
Allowance for sales discounts                     (203,387)       (168,500)
                                              ------------    ------------
                                              $ 20,930,490    $ 20,732,880
                                              ============    ============


The Company sells product on credit and generally does not require collateral.

5.   Inventories  The components of inventories consist of the following:

                                                     At December 31,
                                              ----------------------------
                                                  1996            1995
                                              ------------    ------------
Raw materials                                 $ 15,107,660    $ 13,424,828
In-process products                              3,763,634       3,180,416
Finished products                               23,376,483      17,866,006
                                              ------------    ------------
                                              $ 42,247,777    $ 34,471,250
                                              ============    ============


At December 31, 1996 and 1995, the replacement value of LIFO inventories exceeded LIFO cost by approximately $1,186,000 and $4,178,000, respectively.

6.   Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

                                                     At December 31,
                                              ----------------------------
                                                  1996            1995
                                              ------------    ------------
Land                                          $  2,065,682    $  2,065,682
Buildings and site improvements                 10,379,901      10,379,901
Leasehold improvements                           2,869,612       2,688,430
Machinery and equipment                         46,311,624      40,393,578
                                              ------------    ------------
                                                61,626,819      55,527,591
Less accumulated depreciation and amortization (35,916,354)    (30,419,484)
                                              ------------    ------------
                                                25,710,465      25,108,107
Capital projects in progress                     2,977,170       1,311,897
                                              ------------    ------------
                                              $ 28,687,635    $ 26,420,004
                                               ============    ============


Included in property, plant and equipment at December 31, 1996 and 1995, are fully depreciated assets with an original cost of approximately $17,181,665 and $13,445,000, respectively. These fully depreciated assets are still in use in the Company's operations.

7.   Investments

In 1995, Simpson Strong-Tie Company Inc. acquired a 34% interest in Patrick Bellion S.A., a French manufacturer and distributor of connector products, for approximately $850,000 in cash. The Company has an option to purchase the remaining 66% prior to May 1997, which the Company intends to exercise. Approximately $503,000 of the aggregate acquisition cost represents the excess of the purchase price over the net book value of the equity acquired and is being amortized over ten years. This investment and the 49% investment in Bulldog-Simpson GmbH acquired in 1993 have been accounted for using the equity method. The Company's equity in the earnings or losses of these companies was not material in any of the three years in the period ended December 31, 1996.

In 1995, Simpson Strong-Tie Company Inc. acquired the remaining 75% interest in Ackerman-Johnson Fastening Systems Inc. (see Note 3) and no longer accounts for this investment under the equity method.

8.   Accrued Liabilities

Accrued liabilities consist of the following:

                                                     At December 31,
                                              ----------------------------
                                                  1996            1995
                                              ------------    ------------
Sales incentive and advertising allowances    $  1,470,656    $  1,235,061
Vacation liability                               1,062,569         924,177
Other                                            1,604,423       1,227,289
                                              ------------    ------------
                                              $  4,137,648    $  3,386,527
                                              ============    ============


9.   Debt

The outstanding debt at December 31, 1996 and 1995, and the available credit at December 31, 1996, consisted of the following:


                                             Available
                                             on Credit            Debt Outstanding
                                            Facility at            at December 31,
                                            December 31,    ----------------------------
                                                1996            1996            1995
                                            ------------    ------------    ------------
Revolving line of credit, interest
 at bank's reference rate (at December
 31, 1996, the bank's reference rate was
 8.25%), matures June 1997, commitment
 fees are paid at the annual rate of
 0.125% on the unused portion of the
 facility                                   $ 11,118,635    $          -    $          -

Revolving term commitment, interest at
 bank's prime rate (at December 31, 1996,
 the bank's prime rate was 8.25%),
 matures June 1997, commitment fees are
 paid at the annual rate of 0.125% on
 the unused portion of the facility            4,000,000               -               -

Revolving line of credit, interest at
 bank's prime rate (at December 31, 1996,
 the bank's prime rate was 8.25%),
 matures June 1997, commitment fees are
 paid at the annual rate of 0.125% on
 the unused portion of the facility            3,583,715               -               -

Revolving line of credit, interest rate at
 the bank's base rate of interest plus 2%,
 (at December 31, 1996, the bank's base
 rate of interest plus 2% was 8.00%),
 matures June 1997                               422,800               -          20,037

Standby letter of credit facilities            1,297,650               -               -
                                            ------------    ------------    ------------
                                              20,422,800    $          -    $     20,037

Less standby letters of credit issued
 and outstanding                              (1,297,650)
                                            ------------
Net credit available                        $ 19,125,150
                                            ============


The revolving lines of credit are guaranteed by the Company and its subsidiaries. The Company has three outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $832,570, are used to support the Company's self-insured workers' compensation insurance requirements. These letters of credit mature in June 1997 and each have an annual fee of 1.25% of the amount of the facility. The other one, in the amount of $465,080 is used to support working capital needs of the Company's European operations. It also matures in June 1997.

10.  Commitments and Contingencies

Leases

Certain properties occupied by the Company are leased. The leases expire at various dates through 2005 and generally require the Company to assume the obligations for insurance, property taxes, and maintenance of the facilities.

Some of the properties are leased from partnerships formed by certain current and former Company shareholders, directors, officers and employees. Rental expenses under these related party leases for the years ended December 31, 1996, 1995 and 1994, are as follows:


                                                1996            1995            1994
                                            ------------    ------------    ------------
  Simpson Investment Company                $    185,100    $    185,100    $    185,100
  Doolittle Investors                            231,096         230,438         223,200
  Vacaville Investors                            437,640         437,640         478,428
  Vicksburg Investors                            329,017         322,289         302,534
  Columbus Westbelt Investment Co.               581,064         418,525         351,600
  McKinney Investors                                   -          70,620         141,240
                                            ------------    ------------    ------------
                                            $  1,763,917    $  1,664,612    $  1,682,102
                                            ============    ============    ============


Rental expense for 1996, 1995 and 1994 with respect to all other leased property was approximately $1,170,000, $1,120,000 and $971,000, respectively.

At December 31, 1996, minimum rental commitments under all noncancelable leases are as follows:

         1997                               $  3,183,392
         1998                                  3,024,522
         1999                                  2,981,187
         2000                                  2,988,233
         2001                                  2,455,194
         Thereafter                            3,922,723
                                            ------------
                                            $ 18,555,251
                                            ============

Substantially all of these minimum rental commitments involve the related parties described above, contain renewal options, and provide for periodic rental adjustments based on changes in the consumer price index or current market rental rates. During 1995, the lease between the Company and Columbus Westbelt Investment Co. was amended to include additional building and improvements and was extended ten years to 2005. Future rent adjustments are based on prevailing market conditions at the time of the adjustment.

Environmental

At two of the Company's operating facilities, evidence of contamination resulting from activities of prior occupants has been discovered. The Company took certain remedial actions at one facility in 1990 and has been informed by the lessor of the other facility, Vicksburg Investors, that appropriate remedial action has been taken. Accordingly, the Company does not believe that these matters will have a material adverse effect on its financial position or results of operations.

Litigation

The Company is involved in various legal proceedings and other matters arising in the normal course of business. In the opinion of management, none of such matters when ultimately resolved will have a material adverse effect on the Company's financial position or results of operations.

11.  Income Taxes

The provision for income taxes consists of the following:


                                                      Year Ended December 31,
                                            --------------------------------------------
                                                1996            1995            1994
                                            ------------    ------------    ------------
Current:
  Federal                                   $ 11,989,000    $  7,536,000    $  6,981,000
  State                                        2,353,000       1,526,000       1,795,000
Deferred                                        (773,000)       (135,000)       (678,000)
                                            ------------    ------------    ------------
                                            $ 13,569,000    $  8,927,000    $  8,098,000
                                            ============    ============    ============


Reconciliations between the statutory federal income tax rate and the Company's effective income tax rate as a percentage of income before income taxes and minority interest are as follows:


                                             Year Ended December 31,
                                            --------------------------
                                             1996      1995      1994
                                            ------    ------    ------
Federal tax rate                             35.0%     35.0%     35.0%
State taxes, net of federal benefit           4.7%      5.0%      5.3%
Non-deductible compensation related
 to stock plans                                 -         -      19.0%
Other                                         1.1%     (1.3%)     0.6%
                                            ------    ------    ------
   Effective income tax rate                 40.8%     38.7%     59.9%
                                            ======    ======    ======


The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 1996, 1995 and 1994, are as follows:


                                                     Year Ended December 31,
                                              --------------------------------------
                                                 1996          1995          1994
                                              ----------    ----------    ----------
Deferred tax assets:
  State tax                                   $  795,671    $  533,943    $  495,013
  Compensation related to stock plans            165,967       246,514       260,777
  Workers' compensation                           89,657       101,815       122,210
  Health claims                                  213,476       198,333       172,810
  Vacation                                       422,392       367,379       330,546
  Accounts receivable allowance                  464,681       456,977       498,694
  Inventory allowance                            257,983       154,878       184,585
  Sales incentive and advertising allowances     237,050	       508,457      404,164
  Other                                          272,578       182,159       203,656
                                              ----------    ----------    ----------
                                              $2,919,455    $2,750,455    $2,672,455
                                              ==========    ==========    ==========

Deferred tax liabilities (assets):
  Depreciation                                $ (255,683)   $ (222,355)   $ (216,878)
  Goodwill amortization                         (545,068)        6,866        38,158
  Other                                          174,255       238,706       212,503
                                              ----------    ----------    ----------
                                              $ (626,496)   $   23,217    $   33,783
                                              ==========    ==========    ==========


No valuation allowance has been recorded for deferred tax assets for the years ended December 31, 1996, 1995 and 1994, due to the Company's taxable income in 1996 and prior years.

12.  Profit Sharing and Pension Plans

The Company has four profit sharing plans covering substantially all salaried employees and nonunion hourly employees. Two of the plans, covering U.S. employees, provide for annual contributions in amounts the Board of Directors may authorize, subject to certain limitations, but in no event more than the amount permitted under the Internal Revenue Code as deductible expense. The other two plans, covering the Company's European employees, require the Company to make contributions ranging from three to ten percent of the employee's compensation. The total cost for all profit sharing plans for the years ended December 31, 1996, 1995 and 1994, was approximately $2,469,000, $2,036,000 and $1,722,000, respectively.

The Company also contributes to various industry-wide, union-sponsored defined benefit pension funds for union, hourly employees. Payments to these funds aggregated approximately $667,000, $486,000 and $485,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

13.  Related Party Transactions

The Chairman and the President and Chief Executive Officer of the Company, who are directors and principal shareholders of the Company, also serve as directors and officers of the Simpson PSB Fund (a charitable organization). The Company contributed $50,000 to this organization in 1996.

In 1994, the Company spent $42,569 to purchase artwork from Barclay Simpson Fine Arts Gallery for display in the Pleasanton headquarters. This Gallery is owned and operated by Barclay Simpson, the Chairman of the Board and majority shareholder of the Company.

During 1994, a loan to the Company's President and Chief Executive Officer in the amount of $350,000 was repaid in full.

Refer to Note 10 for details of related party transactions involving Company leases.

14.  Stock Bonus and Stock Options Plans

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its non-qualified stock option plan as stock options granted under this plan have an exercise price equal to 100% of the market price on the date of grant. If the compensation cost for this plan had been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the pro forma effect on the Company's net income and earnings per share in 1996 and 1995 would have been:


                                             1996            1995
                                         ------------    ------------
Net Income as reported                   $ 19,720,638    $ 14,121,885
Pro forma                                  19,468,215      14,014,793

Earnings per share, as reported          $       1.68    $       1.23
Pro forma                                        1.66            1.22


The fair value of each option granted in 1996 and 1995 was estimated on the date of grant using the Black-Sholes option-pricing model with the following assumptions for 1996 and 1995, respectively: risk-free interest rate of 5.5 percent for both years; dividend yield of zero percent for both years; expected lives of 6.0 and 5.5 years; and volatility of 24.1 percent for both years. The weighted average fair value of options granted during 1996 and 1995 were $8.51 and $4.72, respectively.

Under the terms of the 1994 Reorganization (see Note 2), employee shareholders who had participated in the Company's terminated stock purchase plans were granted options, exercisable at the initial public offering price, to purchase the number of shares which they had sold in the offering. Accordingly, the Company issued options to purchase 497,471 shares of the Company's common stock with an exercise price of $11.50 per share. These options are fully vested and expire in the year 2001.

In 1994, the Company met some of its operating goals established for its ongoing stock option plans, and accordingly options to purchase 95,000 shares at an exercise price of $10.25 per share and 500 shares at an exercise price of $11.28 per share were granted to employees participating in the plan. These options vest equally over a four-year period and expire in the year 2002. Also, because the Company met its operating goals, the Company granted to each of its four outside directors options to purchase 2,000 shares at an exercise price of $10.00 per share. These options are fully vested at the date of grant and expire in the year 2002.

In 1995, the Company met most of its operating goals established for its ongoing stock option plans, and accordingly options to purchase 92,250 shares at an exercise price of $13.50 per share were granted to employees participating in the plan. These options will vest equally over a four-year period and expire in the year 2003.

In 1996, the Company met most of its operating goals established for its ongoing stock option plans, and accordingly options to purchase 108,250 shares at an exercise price of $23.00 per share and 500 shares at an exercise price of $25.30 per share were to be granted to employees participating in the plan. These options will vest equally over a four-year period and expire in the year 2004. In addition, the Company granted to each of its four outside directors options to purchase 500 shares at an exercise price of $29.25 per share. These options are fully vested at the date of grant and expire in the year 2004.

The following table summarizes the Company's stock option activity for the three years ended December 31, 1996:

                                              1996                        1995                        1994
                                    ------------------------    ------------------------    ------------------------
                                                  Weighted-                   Weighted-                   Weighted-
                                                   Average                     Average                     Average
                                                   Exercise                    Exercise                    Exercise
	  Non-Qualified Stock Options         Shares        Price         Shares        Price         Shares        Price
--------------------------------    ----------    ----------    ----------    ----------    ----------    ----------
Outstanding at beginning of year       904,114    $     9.22       895,429    $     8.77     1,828,358    $     1.46
  Granted                              110,750         23.12        92,250         13.50       621,686          9.93
  Granted in 1994 Reorganization             -             -             -             -       612,546          2.63
  Exercised                            (90,191)         5.84       (82,231)         9.11    (2,167,161)         1.98
  Forfeited                            (10,939)        13.30        (1,334)        10.25             -             -
                                    ----------                  ----------                  ----------
Outstanding at end of year             913,734    $    11.18       904,114    $     9.22       895,429    $     8.77
                                    ==========                  ==========                  ==========

Options exercisable at year-end        694,779                     736,740                     791,929


The following table summarizes information about the Company's stock options outstanding at December 31, 1996:


                                            Options Outstanding                     Options Exercisable
                                --------------------------------------------    ----------------------------
                                                 Weighted-
                                  Number          Average        Weighted-        Number         Weighted-
                                Outstanding      Remaining        Average       Outstanding       Average
                                at December     Contractual       Exercise      at December       Exercise
 	Range of Exercise Prices        31, 1996          Life           Price          31, 1996         Price
----------------------------    ------------    ------------    ------------    ------------    ------------
                       $3.64         204,353       4.3 years    $       3.64         204,353     $      3.64
                      $11.50         420,657       4.6                 11.50         420,657           11.50
            $10.00 to $11.28          98,382       5.1                 10.23          47,871           10.21
                      $13.50          79,592       6.0                 13.50          19,898           13.50
            $23.00 to $29.25         110,750       7.0                 23.12           2,000           29.25
                                ------------                                    ------------
             $3.64 to $29.25         913,734       5.0 years    $      11.19         694,779     $      9.21
                                ============                                    ============


The Company also maintains a Stock Bonus Plan whereas employees who reach ten years of continuous employment with the Company and who do not participate in the Company's stock options plans, receive 100 shares of common stock. In 1996 and 1995, the Company committed to issue 4,500 and 2,600 shares resulting in compensation charges of $180,155 and $61,250, respectively. The shares are issued in the year following the year in which they are earned.

15.  Subsequent Events

In January 1997, the Company purchased for $1,825,000 in cash a building at its Brea facility, which it had leased from a third party. The lease, which was scheduled to expire in May 1997, was terminated with no additional cost to the Company. The effect of this change on the Company's future minimum rental commitments is to reduce the 1997 commitments by $62,662.

During the first quarter of 1997, the Company and its subsidiaries completed two acquisitions. The first, is a purchase of three Canadian companies and a related U.S. company, the Isometric Group, which manufacture and distribute a line of mechanical anchors and related products. The acquisition price is approximately $7.3 million plus an earnout based on future sales increases. The second is the purchase, for approximately $1.7 million, of the remaining 66% equity in Patrick Bellion, S.A., a French manufacturer of connector products.


SCHEDULE II

           SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS
         FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

              Column A                    Column B                Column C                Column D        Column E
                                                                  Additions
                                                        ----------------------------
                                                          Charged         Charged
                                         Balance at       to Costs        to Other                        Balance
                                         Beginning          and          Accounts -                        at End
           Classification                 of Year         Expenses       Write-offs      Deductions       of Year
------------------------------------    ------------    ------------    ------------    ------------    ------------
Year Ended December 31, 1996
  Allowance for doubtful accounts       $    931,321    $    607,354    $          -    $    429,725    $  1,108,950
  Allowance for obsolete inventory           389,611          60,000         270,994          71,724         648,881

Year Ended December 31, 1995
  Allowance for doubtful accounts          1,269,587         443,000               -         781,266         931,321
  Allowance for obsolete inventory           469,921         120,000               -         200,310         389,611

Year Ended December 31, 1994
  Allowance for doubtful accounts            972,233         413,975               -         116,621       1,269,587
  Allowance for obsolete inventory           365,037         104,884               -               -         469,921


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 15, 1997, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 1996, which will set forth certain information with respect to the directors and executive officers of the Registrant and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 15, 1997, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 1996, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 15, 1997, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 1996, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 15, 1997, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 1996, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


     a.  Exhibits

         EXHIBIT
           NO                           DESCRIPTION
         -------    ---------------------------------------------------
         10.1       Credit Agreement, dated January 15, 1997, between
                    Simpson Manufacturing Co., Inc. and Wells Fargo
                    Bank, National Association.
         10.2       Amended and Restated Agreement to Loan Agreement
                    dated July 15, 1995, dated January 14, 1997,
                    between Simpson Manufacturing Co., Inc. and Union
                    Bank of California, N.A.
         10.3       Collective Bargaining Agreement, dated December 30,
                    1996, between Simpson Strong-Tie Company Inc. and
                    Sheet Metal Workers' Local No. #371.
         10.4       Stock Purchase Agreement, dated March 7, 1997,
                    between Simpson Strong-Tie Company Inc. and Simpson
                    Strong-Tie Canada, Limited and Robert Anthony
                    Cunningham, Diane Saroginie Cunningham, D. Cunningham,
                    Joan Phyllis Seetaram, Martin I. Silver and Tracey
                    Eichinger, as trustees of The Angela Cunningham Trust
                    dated May 17, 1985, D. Cunningham Holdings Inc. and
                    Joan Phyllis Seetaram.
         11         Statement re computation of earnings per share
         21         List of Subsidiaries of the Registrant
         23         Consent of Independent Certified Public Accountants
         27         Financial Data Schedule


     b. No reports on Form 8-K were filed during the last quarter of the period for which this report is filed.

                                SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 25, 1997                    SIMPSON MANUFACTURING CO., INC.
        --------------                    --------------------------------
                                                    (Registrant)


                                      By  /s/ STEPHEN B. LAMSON
                                          --------------------------------
                                                 Stephen B. Lamson
                                              Chief Financial Officer
                                            and Duly Authorized Officer
                                                 of the Registrant


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

        Signature                       Title                    Date
-------------------------    ---------------------------    --------------

Chief Executive Officer:

/s/ THOMAS J FITZMYERS       President, Chief Executive     March 26, 1997
-------------------------    ---------------------------    --------------
(Thomas J Fitzmyers)         Officer and Director

Chief Financial Officer:

/s/ STEPHEN B. LAMSON        Chief Financial Officer,       March 25, 1997
-------------------------    ---------------------------    --------------
(Stephen B. Lamson)          Secretary and Director


Directors:

/s/ BARCLAY SIMPSON          Chairman of the Board          March 26, 1997
-------------------------    ---------------------------    --------------
(Barclay Simpson)


/s/ EARL F. CHEIT            Director                       March 26, 1997
-------------------------    ---------------------------    --------------
(Earl F. Cheit)


/s/ ALAN R. McKAY            Director                       March 26, 1997
-------------------------    ---------------------------    --------------
(Alan R. McKay)


/s/ SUNNE WRIGHT McPEAK      Director                       March 26, 1997
-------------------------    ---------------------------    --------------
(Sunne Wright McPeak)


/s/ BARRY LAWSON WILLIAMS    Director                       March 26, 1997
-------------------------    ---------------------------    --------------
(Barry Lawson Williams)