Form 10-Q
period 1997-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 1997-05-15
CIK 920371

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended:  March 31, 1997
                                 --------------

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

        For the transition period from          to
                                       --------     --------

Commission file number:  0-23804
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

    The number of shares of the Registrant's Common Stock outstanding as of March 31, 1997: 11,456,716
                 ----------

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



                                 SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              March 31,             December 31,
                                                    ----------------------------
                                                             (Unaudited)
                                                        1997            1996            1996
                                                    ------------    ------------    ------------
                ASSETS
Current assets
  Cash and cash equivalents                         $  3,812,205    $  6,191,487    $ 19,815,297
  Short-term investments                                       -               -       3,896,428
  Trade accounts receivable, net                      31,334,018      26,280,550      20,930,490
  Inventories                                         53,716,313      34,335,990      42,247,777
  Deferred income taxes                                3,192,455       2,357,455       2,919,455
  Other current assets                                 1,528,651       1,361,923         956,565
                                                    ------------    ------------    ------------
    Total current assets                              93,583,642      70,527,405      90,766,012

Net property, plant and equipment                     35,335,825      26,233,565      28,687,635
Investments                                              507,127       1,329,715       1,382,578
Other noncurrent assets                                3,141,989       1,824,959       1,684,548
                                                    ------------    ------------    ------------
      Total assets                                  $132,568,583    $ 99,915,644    $122,520,773
                                                    ============    ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes Payable                                     $    280,895    $          -    $          -
  Trade accounts payable                              10,919,997       5,869,968      10,063,828
  Accrued liabilities                                  3,525,075       3,112,278       4,137,648
  Income taxes payable                                 3,381,161         951,393         341,626
  Accrued profit sharing trust contributions           3,142,402       2,626,226       2,446,001
  Accrued cash profit sharing and commissions          2,346,768       1,307,125       2,292,057
  Accrued workers' compensation                          809,272         842,125         809,272
                                                    ------------    ------------    ------------

    Total current liabilities                         24,405,570      14,709,115      20,090,432

Deferred income taxes and long-term liabilities        1,152,981         133,783         133,333
                                                    ------------    ------------    ------------
    Total liabilities                                 25,558,551      14,842,898      20,223,765
                                                    ------------    ------------    ------------

Commitments and contingencies (Notes 5 and 6)

Shareholders' equity
  Common stock                                        31,298,619      30,789,607      31,233,648
  Retained earnings                                   75,620,180      54,404,772      70,862,906
  Cumulative translation adjustment                       91,233        (121,633)        200,454
                                                    ------------    ------------    ------------
    Total shareholders' equity                       107,010,032      85,072,746     102,297,008
                                                    ------------    ------------    ------------
      Total liabilities and shareholders' equity    $132,568,583    $ 99,915,644    $122,520,773
                                                    ============    ============    ============




The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                            Three Months Ended
                                                 March 31,
                                        ----------------------------
                                            1997            1996
                                        ------------    ------------
Net sales                               $ 51,927,222    $ 43,457,448
Cost of sales                             32,608,564      28,355,992
                                        ------------    ------------
    Gross profit                          19,318,658      15,101,456

Operating expenses:
  Selling                                  5,208,264       4,510,033
  General and administrative               6,226,376       5,128,446
                                        ------------    ------------
                                          11,434,640       9,638,479
                                        ------------    ------------

    Income from operations                 7,884,018       5,462,977

Interest income, net                         160,256          53,527
                                        ------------    ------------

    Income before income taxes             8,044,274       5,516,504

Provision for income taxes                 3,287,000       2,254,000
                                        ------------    ------------

    Net income                          $  4,757,274    $  3,262,504
                                        ============    ============

Net income per common share             $       0.40    $       0.28
                                        ============    ============

Weighted average shares outstanding       11,881,875      11,621,429
                                        ============    ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                      SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                  Three Months
                                                                 Ended March 31,
                                                           ----------------------------
                                                               1997            1996
                                                           ------------    ------------
Cash flows from operating activities
  Net income                                               $  4,757,274    $  3,262,504
                                                           ------------    ------------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Gain on sale of capital equipment                            (5,000)        (20,397)
    Depreciation and amortization                             1,875,006       1,445,241
    Deferred income taxes and long-term liabilities            (273,000)        350,000
    Equity in (income) losses of affiliates                     (58,000)         16,000
    Changes in operating assets and liabilities, net of
     effects of acquisitions:
      Trade accounts receivable                              (9,086,908)     (5,609,415)
      Inventories                                            (5,397,833)        135,260
      Other current assets                                     (525,526)       (127,310)
      Other noncurrent assets                                   257,531         (27,450)
      Trade accounts payable                                   (264,230)     (1,566,792)
      Accrued liabilities                                    (1,477,517)       (274,249)
      Accrued profit sharing trust contributions                696,401         626,487
      Accrued cash profit sharing and commissions                54,711          17,981
      Income taxes payable                                    3,081,975       1,703,227
                                                           ------------    ------------
        Total adjustments                                   (11,122,390)     (3,331,417)
                                                           ------------    ------------

        Net cash used in operating activities                (6,365,116)        (68,913)
                                                           ------------    ------------

Cash flows from investing activities
  Capital expenditures                                       (4,758,625)     (1,067,445)
  Proceeds from sale of equipment                                 5,000          29,840
  Proceeds from sale of short-term investments                3,995,333               -
  Acquisitions, net of cash acquired and
   equity interest already owned                             (9,183,110)        (11,637)
                                                           ------------    ------------
    Net cash used in investing activities                    (9,941,402)     (1,049,242)
                                                           ------------    ------------

Cash flows from financing activities
  Issuance of debt                                              280,895               -
  Repayment of debt                                                   -         (20,037)
  Issuance of Company's common stock                             22,531         373,891
                                                           ------------    ------------
    Net cash provided by financing activities                   303,426         353,854
                                                           ------------    ------------

      Net decrease in cash and cash equivalents             (16,003,092)       (764,301)
Cash and cash equivalents at beginning of period             19,815,297       6,955,788
                                                           ------------    ------------
Cash and cash equivalents at end of period                 $  3,812,205    $  6,191,487
                                                           ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles have been condensed or omitted. These interim statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Simpson Manufacturing Co., Inc.'s (the "Company's") 1996 Annual Report on Form 10-K (the "1996 Annual Report").

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

The number of shares used in computing primary and fully diluted net income per common share did not differ materially for the three months ended March 31, 1997 and 1996.

Newly Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 129 consolidates the existing disclosure requirements regarding an entity's capital structure. SFAS No. 128 and 129 are effective for financial statements issued for periods ending after December 15, 1997, and accordingly, management has not determined the impact on the Company's financial statements for the quarter ended March 31, 1997.


2.  Trade Accounts Receivable

Trade accounts receivable consist of the following:

                                              March 31,             December 31,
                                    ----------------------------
                                        1997            1996            1996
                                    ------------    ------------    ------------
Trade accounts receivable           $ 33,020,437    $ 27,522,716    $ 22,242,827
Allowance for doubtful accounts       (1,386,684)     (1,039,728)     (1,108,950)
Allowance for sales discounts           (299,735)       (202,438)       (203,387)
                                    ------------    ------------    ------------
                                    $ 31,334,018    $ 26,280,550    $ 20,930,490
                                    ============    ============    ============

3.  Inventories

The components of inventories consist of the following:

                                              March 31,             December 31,
                                    ----------------------------
                                        1997            1996            1996
                                    ------------    ------------    ------------
Raw materials                       $ 17,577,343    $ 12,043,223    $ 15,107,660
In-process products                    4,431,115       3,716,719       3,763,634
Finished products                     31,707,855      18,576,048      23,376,483
                                    ------------    ------------    ------------
                                    $ 53,716,313    $ 34,335,990    $ 42,247,777
                                    ============    ============    ============


Approximately 90% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. At March 31, 1997 and 1996, and December 31, 1996, the replacement value of LIFO inventories exceeded LIFO cost by approximately $1,186,000, $3,793,000 and $1,186,000, respectively.


4.  Net Property, Plant and Equipment

Net property, plant and equipment consists of the following:

                                              March 31,             December 31,
                                    ----------------------------
                                        1997            1996            1996
                                    ------------    ------------    ------------
Land                                $  2,440,682    $  2,065,682    $  2,065,682
Buildings and site improvements       12,584,599      10,382,039      10,379,901
Leasehold improvements                 2,953,492       2,859,053       2,869,612
Machinery and equipment               49,633,900      40,806,558      46,311,624
                                    ------------    ------------    ------------
                                      67,612,673      56,113,332      61,626,819
Less accumulated depreciation
 and amortization                    (37,646,354)    (31,546,682)    (35,916,354)
                                    ------------    ------------    ------------
                                      29,966,319      24,566,650      25,710,465
Capital projects in progress           5,369,506       1,666,915       2,977,170
                                    ------------    ------------    ------------
                                    $ 35,335,825    $ 26,233,565    $ 28,687,635
                                    ============    ============    ============


5.  Debt

The outstanding debt at March 31, 1997 and 1996, and the available credit at March 31, 1997, consisted of the following:

                                              Available           Debt Outstanding
                                              Credit at             at March 31,
                                              March 31,     ----------------------------
                                                1997            1997            1996
                                            ------------    ------------    ------------

Revolving line of credit, interest at
 bank's reference rate (at March 31,
 1997, the bank's reference rate was
 8.50%), expires June 1997                  $ 12,931,753    $          -    $          -

Revolving line of credit, interest at
 bank's prime rate (at March 31, 1997,
 the bank's prime rate was 8.50%),
 expires June 1997                             4,783,715               -               -

Revolving term commitment, interest at
 bank's prime rate (at March 31, 1997,
 the bank's prime rate was 8.50%),
 expires June 1997                             4,000,000               -               -

Revolving lines of credit, interest
 rate at the bank's base rate of
 interest plus 2%, expires June 1997             410,875               -               -

Standby letter of credit facilities            1,284,533               -               -

Other notes payable                                    -         280,895               -
                                            ------------    ------------    ------------
Total credit facilities                     $ 23,410,876    $    280,895    $          -
                                                            ============    ============
Standby letters of credit issued
 and outstanding                              (1,284,533)
                                            ------------
Total credit available                      $ 22,126,343
                                            ============


The Company has three outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $832,570, are used to support the Company's self-insured workers' compensation insurance requirements while the other, in the amount of $451,963, is used to support the working capital needs of its European operations. Other notes payable represent debt associated with foreign businesses acquired during the quarter.


6.  Commitments and Contingencies

Note 10 to the consolidated financial statements in the Company's 1996 Annual Report provides information concerning commitments and contingencies relating to pending or possible claims, legal actions and proceedings against the Company and its subsidiaries. Management believes that the final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 1997 and 1996. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended March 31, 1997, Compared with the Three Months Ended March 31, 1996

Net sales increased 19.5% from the first quarter of 1996 to the first quarter of 1997. The increase reflected growth throughout the United States, with above average increases in the Northeast and in California. Simpson Strong-Tie's first quarter sales increased 23.3% over the same quarter last year while Simpson Dura-Vent's sales increased 7.4%. Homecenters and contractor distributors were the fastest growing connector sales channels, while dealer distributor sales increased but at a slower rate than overall sales during the quarter. The growth rate of Simpson Strong-Tie's engineered wood, seismic and epoxy product sales remained strong, while Simpson Dura-Vent sales of Direct-Vent products, sold both to OEMs and through distributors, continued to experience strong growth.

Income from operations increased 44.3% from $5,462,977 in the first quarter of 1996 to $7,884,018 in the first quarter of 1997. This increase was primarily due to higher gross margins that resulted from lower labor and overhead costs as a percentage of sales, despite an increase in depreciation charges which resulted principally from equipment purchased during 1996. Selling, general and administrative expenses increased from $9,638,479 in the first quarter of 1996 to $11,434,640 in the first quarter of 1997, but decreased slightly as a percentage of sales. The increase in selling, general and administrative expenses was primarily due to increased cash profit sharing, as a result of higher operating profit. The effective tax rate remained constant at 40.9% in the first quarter of 1997.

On March 11, 1997, a subsidiary of the Company completed the purchase of three Canadian companies and a related U.S. company, known as the Isometric Group, which manufacture and distribute a line of mechanical anchors and other related products. The acquisition price was approximately $7.3 million in cash plus an earnout based on future sales increases. Also on March 11, 1997, another of the Company's subsidiaries completed the purchase, for approximately $1.7 million in cash, of the remaining 66% of the equity of Patrick Bellion, S.A. ("Bellion"), a French manufacturer of connector products. Bellion is now a wholly-owned subsidiary of the Company. These two acquisitions extend the Company's products and distribution in North America and continental Europe.

Liquidity and Sources of Capital

As of March 31, 1997, working capital was $69.2 million as compared to $55.8 million at March 31, 1996, and $70.7 million at December 31, 1996. The principal components of the decrease in working capital from December 31, 1996, were cash and cash equivalents and short-term investments which, in the aggregate, decreased a total of $19.9 million, a large portion of which was used to purchase the Isometric Group, Bellion and capital equipment. In addition, income taxes payable increased approximately $3.0 million. These decreases were offset by increases in the Company's trade accounts receivable and inventory balances totaling nearly $21.9 million as a result of the two acquisitions, higher sales levels and seasonal buying programs. Without giving effect to the two acquisitions, which are included in investing activities, the decrease in working capital was partially offset by net income and noncash expenses, such as depreciation and amortization, totaling approximately $6.6 million, and resulted in a net use of cash of $6.4 million. As of March 31, 1997, the Company had unused credit facilities available of approximately $22.1 million.

The Company used $9.9 million in its investing activities, primarily to complete the two acquisitions and to purchase capital equipment. The Company made $4.8 million in capital equipment purchases in the first quarter of 1997 to expand its capacity. The Company plans to continue this expansion in 1997. Partially offsetting these expenditures, the Company sold its short-term investments, which matured in March, for approximately $4.0 million.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements will be sufficient for the Company's working capital needs and planned capital expenditures through the remainder 1997. Depending on the Company's future growth, it may become necessary to secure additional sources of financing.

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

  b.  Reports on Form 8-K

      Report on Form 8-K dated January 7, 1997, reporting under Item 5 the purchase by Simpson Strong-Tie International, Inc. of the assets of the Builders Products Division of MiTek Industries Ltd. ("MiTek") and the signing of a separate supply agreement with MiTek.

      Report on Form 8-K dated March 21, 1997, reporting under Item 5 the purchase by Simpson Strong-Tie Canada, Limited of the Isometric Group and the purchase by Simpson Strong-Tie France, Limited of Patrick Bellion, S.A.

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



DATE:  May 14, 1997                  By:  /s/ Stephen B. Lamson
       -----------------                  -----------------------
                                             Stephen B. Lamson
                                          Chief Financial Officer