Form 10-Q
period 1997-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 1997-08-13
CIK 920371

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended:  June 30, 1997
                                      -------------

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    ------------


Commission file number:  0-23804
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

    The number of shares of the Registrant's Common Stock outstanding as of June 30, 1997: 11,472,965
                       ----------

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 June 30,               December 31,
                                                      -----------------------------
                                                               (Unaudited)
                                                          1997             1996             1996
                                                      ------------     ------------     ------------
                   ASSETS
Current assets
  Cash and cash equivalents                           $  4,698,928     $ 12,875,191     $ 19,815,297
  Short-term investments                                         -                -        3,896,428
  Trade accounts receivable, net                        39,701,166       30,521,398       20,930,490
  Inventories                                           53,373,606       34,823,846       42,247,777
  Deferred income taxes                                  3,923,455        2,493,455        2,919,455
  Other current assets                                   1,258,106          950,650          956,565
                                                      ------------     ------------     ------------
    Total current assets                               102,955,261       81,664,540       90,766,012

Net property, plant and equipment                       36,055,534       25,656,317       28,687,635
Investments                                                557,331        1,355,336        1,382,578
Other noncurrent assets                                  2,971,392        1,774,287        1,684,548
                                                      ------------     ------------     ------------
      Total assets                                    $142,539,518     $110,450,480     $122,520,773
                                                      ============     ============     ============


    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes Payable                                       $     26,091     $          -     $          -
  Trade accounts payable                                11,033,264        8,408,694       10,063,828
  Accrued liabilities                                    4,855,687        3,426,457        4,137,648
  Income taxes payable                                   2,837,187          868,164          341,626
  Accrued profit sharing trust contributions             3,876,283        3,302,741        2,446,001
  Accrued cash profit sharing and commissions            3,866,504        3,012,877        2,292,057
  Accrued workers' compensation                            809,272          809,272          809,272
                                                      ------------     ------------     ------------
    Total current liabilities                           27,304,288       19,828,205       20,090,432

Deferred income taxes and long-term liabilities          1,027,037          100,783          133,333
                                                      ------------     ------------     ------------
    Total liabilities                                   28,331,325       19,928,988       20,223,765

Commitments and contingencies (Notes 5 and 6)

Shareholders' equity
  Common stock                                          31,551,350       30,993,676       31,233,648
  Retained earnings                                     82,641,173       59,572,621       70,862,906
  Cumulative translation adjustment                         15,670          (44,805)         200,454
                                                      ------------     ------------     ------------
    Total shareholders' equity                         114,208,193       90,521,492      102,297,008
                                                      ------------     ------------     ------------
      Total liabilities and shareholders' equity      $142,539,518     $110,450,480     $122,520,773
                                                      ============     ============     ============

                     The accompanying notes are an integral part of these
                         condensed consolidated financial statements.

                          SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)


                                             Three Months Ended                 Six Months Ended
                                                  June 30,                          June 30,
                                           1997             1996             1997             1996
                                       ------------     ------------     ------------     ------------
Net sales                              $ 65,554,874     $ 51,759,610     $117,482,096     $ 95,217,057
Cost of sales                            39,228,286       31,508,992       71,836,850       59,864,983
                                       ------------     ------------     ------------     ------------
    Gross profit                         26,326,588       20,250,618       45,645,246       35,352,074
                                       ------------     ------------     ------------     ------------

Operating expenses:
  Selling                                 6,366,762        5,462,644       11,575,025        9,972,678
  General and administrative              8,077,667        6,225,481       14,304,043       11,353,926
                                       ------------     ------------     ------------     ------------
                                         14,444,429       11,688,125       25,879,068       21,326,604
                                       ------------     ------------     ------------     ------------

    Income from operations               11,882,159        8,562,493       19,766,178       14,025,470

Interest income (expense), net              (18,166)          97,356          142,089          150,883
                                       ------------     ------------     ------------     ------------

    Income before income taxes           11,863,993        8,659,849       19,908,267       14,176,353

Provision for income taxes                4,843,000        3,492,000        8,130,000        5,746,000
                                       ------------     ------------     ------------     ------------

    Net income                         $  7,020,993     $  5,167,849     $ 11,778,267     $  8,430,353
                                       ============     ============     ============     ============

Net income per common share            $       0.59     $       0.44     $       0.99     $       0.72
                                       ============     ============     ============     ============


Weighted average shares outstanding      11,901,328       11,747,506       11,892,487       11,691,673
                                       ============     ============     ============     ============

                    The accompanying notes are an integral part of these
                        condensed consolidated financial statements.

                       SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                        Six Months
                                                                      Ended June 30,
                                                                   1997             1996
                                                               ------------     ------------

Cash flows from operating activities
  Net income                                                   $ 11,778,267     $  8,430,353
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Gain on sale of capital equipment                               (13,194)         (15,827)
    Depreciation and amortization                                 3,817,462        2,875,084
    Deferred income taxes and long-term liabilities              (1,129,944)         181,000
    Equity in income of affiliates                                 (110,000)         (33,000)
    Changes in operating assets and liabilities, net of
      effects of acquisitions:
      Trade accounts receivable                                 (17,521,910)      (9,807,467)
      Inventories                                                (4,973,420)        (371,546)
      Other current assets                                         (235,056)         283,963
      Other noncurrent assets                                       296,903          (40,430)
      Trade accounts payable                                       (275,372)       1,033,680
      Accrued liabilities                                          (165,525)          75,029
      Accrued profit sharing trust contributions                  1,430,282        1,303,002
      Accrued cash profit sharing and commissions                 1,574,447        1,723,733
      Income taxes payable                                        2,632,769        1,789,446
      Accrued workers' compensation                                       -          (32,853)
                                                               ------------     ------------
        Total adjustments                                       (14,672,558)      (1,036,186)
                                                               ------------     ------------

        Net cash provided by (used in) operating activities      (2,894,291)       7,394,167
                                                               ------------     ------------

Cash flows from investing activities
  Capital expenditures                                           (6,803,126)      (1,858,062)
  Proceeds from sale of equipment                                    12,730           41,560
  Proceeds from sale of short-term investments                    3,995,333                -
  Acquisitions, net of cash and equity interest
    already owned                                                (9,352,706)               -
  Equity investments                                                      -          (11,637)
                                                               ------------     ------------
    Net cash used in investing activities                       (12,147,769)      (1,828,139)
                                                               ------------     ------------

Cash flows from financing activities
  Repayment of debt                                                (254,804)         (20,037)
  Issuance of Company's common stock                                180,495          373,412
                                                               ------------     ------------
   Net cash provided by (used in) financing activities              (74,309)         353,375
                                                               ------------     ------------

      Net increase (decrease) in cash and cash equivalents      (15,116,369)       5,919,403
Cash and cash equivalents at beginning of period                 19,815,297        6,955,788
                                                               ------------     ------------
Cash and cash equivalents at end of period                     $  4,698,928     $ 12,875,191
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

The number of shares used in computing primary and fully diluted net income per common share did not differ materially for the three and six months ended June 30, 1997 and 1996.

Newly Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 129 consolidates the existing disclosure requirements regarding an entity's capital structure. SFAS No. 128 and 129 are effective for financial statements issued for periods ending after December 15, 1997, and accordingly, management has not determined the effect, if any, on the Company's financial statements for the three and six months ended June 30, 1997.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 established standards for reporting and display of comprehensive income and its components. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 130 and 131 are effective for financial statements issued for periods beginning after December 15, 1997, and accordingly, management has not determined the effect, if any, on the Company's financial statements for the three and six months ended June 30, 1997.


2.  Trade Accounts Receivable

Trade accounts receivable consist of the following:

                                                At June 30,                   At
                                       -----------------------------     December 31,
                                           1997             1996             1996
                                       ------------     ------------     ------------
Trade accounts receivable              $ 41,721,912     $ 32,029,660     $ 22,242,827
Allowance for doubtful accounts          (1,505,868)      (1,053,448)      (1,108,950)
Allowance for sales discounts              (514,878)        (454,814)        (203,387)
                                       ------------     ------------     ------------
                                       $ 39,701,166     $ 30,521,398     $ 20,930,490
                                       ============     ============     ============

       3.  Inventories  The components of inventories consist of the following:

                                                 At June 30,                   At
                                       -----------------------------     December 31,
                                           1997             1996             1996
                                       ------------     ------------     ------------
Raw materials                          $ 17,426,108     $ 12,206,175     $ 15,107,660
In-process products                       5,530,391        3,164,225        3,763,634
Finished products                        30,417,107       19,453,446       23,376,483
                                       ------------     ------------     ------------
                                       $ 53,373,606     $ 34,823,846     $ 42,247,777
                                       ============     ============     ============

Approximately 91% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. At June 30, 1997 and 1996, and December 31, 1996, the replacement value of LIFO inventories exceeded LIFO cost by approximately $886,000, $3,077,000 and $1,186,000, respectively.


4.  Net Property, Plant and Equipment

Net property, plant and equipment consists of the following:

                                                At June 30,                   At
                                       -----------------------------     December 31,
                                           1997             1996             1996
                                       ------------     ------------     ------------
Land                                   $  2,440,682     $  2,065,682     $  2,065,682
Buildings and site improvements          12,652,353       10,382,076       10,379,901
Leasehold improvements                    2,909,671        2,859,204        2,869,612
Machinery and equipment                  53,188,221       42,271,683       46,311,624
                                       ------------     ------------     ------------
                                         71,190,927       57,578,645       61,626,819
Less accumulated depreciation
 and amortization                       (39,480,105)     (32,866,366)     (35,916,354)
                                       ------------     ------------     ------------
                                         31,710,822       24,712,279       25,710,465
Capital projects in progress              4,344,712          944,038        2,977,170
                                       ------------     ------------     ------------
                                       $ 36,055,534     $ 25,656,317     $ 28,687,635
                                       ============     ============     ============

5. Debt The outstanding debt at June 30, 1997 and 1996, and the available credit at June 30, 1997, consisted of the following:

                                           Available            Debt Outstanding
                                           Credit at               at June 30,
                                           June 30,       -----------------------------
                                             1997             1997             1996
                                         ------------     ------------     ------------
Revolving line of credit, interest
 at bank's reference rate (at June
 30, 1997, the bank's reference
 rate was 8.50%), expires June 1998      $ 13,537,128     $          -     $          -

Revolving line of credit, interest
 at bank's prime rate (at June 30,
 1997, the bank's prime rate was
 8.50%), expires June 1998                  4,937,129                -                -

Revolving term commitment, interest
 at bank's prime rate (at June 30,
 1997, the bank's prime rate was
 8.50%), expires June 1998                  4,000,000                -                -

Revolving line of credit, interest
 rate at the bank's base rate of
 interest plus 2%, expires June 1998          416,075                -                -

Standby letter of credit facilities           525,744                -                -

Other notes payable                                 -           26,091                -
                                         ------------     ------------     ------------
Total credit facilities                  $ 23,416,076     $     26,091     $          -
                                                          ============     ============
Standby letters of credit issued
 and outstanding                             (525,744)
                                         ------------
Total credit available                   $ 22,890,332
                                         ============


The Company has two outstanding standby letters of credit. These letters of credit, in the aggregate amount of $525,744, are used to support the Company's self-insured workers' compensation insurance requirements. Other notes payable represent debt associated with foreign businesses acquired in March 1997.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and six months ended June 30, 1997 and 1996. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997, COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1996

Net sales increased 26.7% from the second quarter of 1996 to the second quarter of 1997. The increase reflected growth throughout the United States, particularly in California. In addition, approximately 4% of the sales for the quarter resulted from the acquisitions in March 1997 of Patrick Bellion, S.A., of France ("Bellion"), and the Isometric Group, of Canada ("Isometric"). Simpson Strong-Tie's second quarter sales increased 27.9% over the same quarter last year while Simpson Dura-Vent's sales increased 21.7%. Contractor distributors and homecenters were the fastest growing connector sales channels, while dealer distributor sales increased but at a slower rate than overall sales during the quarter. The growth rate of Simpson Strong-Tie's engineered wood, seismic and epoxy product sales remained strong, while Simpson Dura-Vent sales of Direct-Vent products, sold both to OEMs and through distributors, continued to experience strong growth.

Income from operations increased 38.8% from $8,562,493 in the second quarter of 1996 to $11,882,159 in the second quarter of 1997. This increase was primarily due to higher gross margins that resulted from lower overhead costs as a percentage of sales, despite an increase in depreciation and facility charges which resulted principally from expansion during 1996. The increase in gross margins was offset somewhat by the lower margins at the recently acquired businesses. Selling expenses increased 16.6% from $5,462,644 in the second quarter of 1996 to $6,366,762 in the second quarter of 1997, but decreased somewhat as a percentage of sales. The increase was primarily due to higher promotional expenses associated with the retail business and an increase in the number of salespeople. General and administrative expenses increased 29.8% from $6,225,481 in the second quarter of 1996 to $8,077,667 in the second quarter of 1997. The increase in selling, general and administrative expenses was primarily due to increased cash profit sharing, as a result of higher operating profit, as well as additional administrative costs associated with the two acquisitions earlier in the year. The effective tax rate was 40.8% in the second quarter of 1997, consistent with the first quarter of 1997.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997, COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1996

Net sales increased 23.4% from the first half of 1996 to the first half of 1997. The increase reflected growth throughout the United States. The largest percentage increase was in the Northeastern region of the country; California showed the next largest percentage increase and the largest dollar increase in sales. Simpson Strong-Tie's sales for the first half of 1997 increased 25.9% over the same period last year while Simpson Dura-Vent's sales increased 14.5%. Homecenters and contractor distributors were the fastest growing connector sales channels. The growth rate of Simpson Strong-Tie's engineered wood, seismic and epoxy product sales remained strong, while Simpson Dura-Vent sales of Direct-Vent products, sold both to OEMs and through distributors, continued to experience above average growth.

Income from operations increased 40.9% from $14,025,470 in the first six months of 1996 to $19,766,178 in the first six months of 1997. This increase was primarily due to higher gross margins that resulted from lower overhead costs as a percentage of sales, despite an increase in depreciation charges which resulted principally from equipment purchased during 1996. Selling expenses increased 16.1% from $9,972,678 in the first half of 1996 to $11,575,025 in the first half of 1997, but decreased slightly as a percentage of sales. As was the case in the second quarter, the increase was primarily due to higher promotional expenses and an increase in the number of salespeople. General and administrative expenses increased 26.0% from $11,353,926 in the first half of 1996 to $14,304,043 in the first half of 1997. The increase in selling, general and administrative expenses was primarily due to increased cash profit sharing, as a result of higher operating profit, as well as additional administrative costs associated with the two acquisitions in March 1997.

LIQUIDITY AND SOURCES OF CAPITAL

As of June 30, 1997, working capital was $75.7 million as compared to $61.8 million at June 30, 1996, and $70.7 million at December 31, 1996. The principal components of the increase in working capital from December 31, 1996, were increases in the Company's trade accounts receivable and inventory balances totaling nearly $29.9 million as a result of higher sales levels and seasonal buying programs. In addition, the increase in these balances were also affected by the purchases of Bellion and Isometric in March of 1997. This increase was offset somewhat by decreases in cash and cash equivalents and short-term investments which, in the aggregate, decreased a total of $19.0 million, a large portion of which was used in the two acquisitions and to purchase capital equipment. Further offsetting the increase in trade accounts receivable and inventory were increases in income taxes payable, accrued cash profit sharing and commissions and accrued contributions to the Company's profit sharing trust of approximately $2.5 million, $1.6 million and $1.4 million, respectively. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts, including trade accounts payable and deferred taxes. Without giving effect to the two acquisitions, which are included in investing activities, the working capital change combined with higher net income and noncash expenses, such as depreciation and amortization, totaling approximately $15.6 million, resulted in a net use of cash of $2.9 million. As of June 30, 1997, the Company had unused credit facilities available of approximately $22.9 million.

The Company used $12.1 million in its investing activities, primarily to complete the two acquisitions and to purchase capital equipment. The Company has made $6.8 million in capital equipment purchases in the first half of 1997 to expand its capacity. The Company plans to continue this expansion throughout the remainder of the year. Partially offsetting these expenditures, the Company sold its short-term investments, which matured in March, for approximately $4.0 million.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements will be sufficient for the Company's working capital needs and planned capital expenditures through the remainder of 1997. Depending on the Company's future growth, it may become necessary to secure additional sources of financing.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders ("Annual Meeting") was held on May 15, 1997. The following seven nominees were reelected as director by the votes indicated:

                                              Total Votes
                             Total Votes        Withheld
                               For Each         From Each
          Name                 Director         Director
------------------------     ------------     ------------
Earl F. Cheit                  10,952,557           16,686
Thomas J Fitzmyers             10,952,957           16,286
Stephen B. Lamson              10,952,657           16,586
Alan R. McKay                  10,953,257           15,986
Sunne Wright McPeak            10,949,957           19,286
Barclay Simpson                10,951,136           18,107
Barry Lawson Williams          10,950,457           18,786


The following proposals were also adopted at the Annual Meeting by the vote indicated:

                                                                                               Broker
              Proposal                       For            Against          Abstain          Non-Vote
------------------------------------     ------------     ------------     ------------     ------------
To increase by 300,000 shares (from
 1,200,000 to 1,500,000) the number
 of shares of Common Stock reserved
 for issuance under the Simpson
 Manufacturing Co., Inc. 1994 Stock
 Option Plan                               10,343,141          591,917           34,185                -

To ratify the appointment of Coopers
 & Lybrand L.L.P. as independent
 auditors of the Company for 1997          10,935,035            1,157           33,051                -


ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a.  Exhibits.

      EXHIBIT
        NO                              DESCRIPTION
      -------     ------------------------------------------------------
      10.1        Application for Amendment to Letter of Credit, dated
                  May 19, 1997, between Simpson Manufacturing Co.,
                  Inc. and Wells Fargo HSBC Trade Bank, N.A.
      10.2        Credit Agreement, dated June 20, 1997, between
                  Barclays Bank PLC and Simpson Strong-Tie
                  International, Inc.
      10.3        Tri-Party Agreement, First Amendment to Lease and
                  Purchase and Sale Agreement, dated July 25, 1997,
                  between Vacaville Investors, Simpson Manufacturing
                  Co., Inc. and Simpson Dura-Vent Company, Inc.
      11          Statements re computation of earnings per share
      27          Financial Data Schedule, which is submitted
                  electronically to the Securities and Exchange
                  Commission for information only and not filed.

        b.  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           Simpson Manufacturing Co., Inc.
                                           -------------------------------
                                                    (Registrant)



DATE:  August 13, 1997                     By:  /s/Stephen B. Lamson
       ---------------                     -------------------------------
                                                  Stephen B. Lamson
                                               Chief Financial Officer