Form 10-Q
period 1997-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 1997-11-10
CIK 920371

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended:  September 30, 1997
                                 -------------------

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission file number:  0-23804
                         -------

                        Simpson Manufacturing Co., Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              California                           94-3196943
    -------------------------------           --------------------
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification No.)

              4637 Chabot Drive, Suite 200, Pleasanton, CA 94588
              --------------------------------------------------
                   (Address of principal executive offices)

    (Registrant's telephone number, including area code):  (510)460-9912
                                                           -------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

    The number of shares of the Registrant's Common Stock outstanding as of September 30, 1997: 11,501,006
                        ----------

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

[CAPTION]

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                            September 30,             December 31,
                                    -----------------------------
                                             (Unaudited)
                                        1997             1996             1996
                                    ------------     ------------     ------------
         ASSETS
Current assets
  Cash and cash equivalents         $ 15,336,889     $ 22,112,721     $ 19,815,297
  Short-term investments                       -                -        3,896,428
  Trade accounts receivable, net      36,272,399       28,051,008       20,930,490
  Inventories                         54,342,293       35,957,784       42,247,777
  Deferred income taxes                3,462,455        2,934,672        2,919,455
  Other current assets                 1,055,616          903,598          956,565
                                    ------------     ------------     ------------
    Total current assets             110,469,652       89,959,783       90,766,012

Net property, plant and equipment     37,358,613       26,623,211       28,687,635
Investments                              537,509        1,331,957        1,382,578
Other noncurrent assets                3,270,224        1,730,205        1,684,548
                                    ------------     ------------     ------------
      Total assets                  $151,635,998     $119,645,156     $122,520,773
                                    ============     ============     ============


  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes Payable                     $     29,943     $          -     $          -
  Trade accounts payable              12,650,774       10,214,563       10,063,828
  Accrued liabilities                  5,845,211        3,893,620        4,137,648
  Income taxes payable                 1,582,591        1,750,949          341,626
  Accrued profit sharing trust
   contributions                       2,251,234        1,913,458        2,446,001
  Accrued cash profit sharing and
   commissions                         4,770,529        3,963,668        2,292,057
  Accrued workers' compensation          809,272          809,272          809,272
                                    ------------     ------------     ------------
    Total current liabilities         27,939,554       22,545,530       20,090,432

Deferred income taxes and
 long-term liabilities                   905,183          133,333          133,333
                                    ------------     ------------     ------------
    Total liabilities                 28,844,737       22,678,863       20,223,765
                                    ------------     ------------     ------------

Commitments and contingencies (Notes 5 and 6)

Shareholders' equity
  Common stock                        32,044,605       31,038,763       31,233,648
  Retained earnings                   90,829,387       65,965,391       70,862,906
  Cumulative translation adjustment      (82,731)         (37,861)         200,454
                                    ------------     ------------     ------------
    Total shareholders' equity       122,791,261       96,966,293      102,297,008
                                    ------------     ------------     ------------
      Total liabilities and
       shareholders' equity         $151,635,998     $119,645,156     $122,520,773
                                    ============     ============     ============


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                            Three Months Ended               Nine Months Ended
                                               September 30,                   September 30,
                                           1997            1996            1997            1996
                                       ------------    ------------    ------------    ------------
Net sales                              $ 68,824,611    $ 57,128,574    $186,306,707    $152,345,631
Cost of sales                            40,363,583      34,440,638     112,200,433      94,305,621
                                       ------------    ------------    ------------    ------------
    Gross profit                         28,461,028      22,687,936      74,106,274      58,040,010
                                       ------------    ------------    ------------    ------------

Operating expenses:
  Selling                                 5,892,494       4,929,448      17,467,520      14,902,126
  General and administrative              8,665,462       7,033,766      22,969,505      18,387,692
  Compensation related to stock plans       290,000               -         290,000               -
                                       ------------    ------------    ------------    ------------
                                         14,847,956      11,963,214      40,727,025      33,289,818
                                       ------------    ------------    ------------    ------------

    Income from operations               13,613,072      10,724,722      33,379,249      24,750,192

Interest income, net                        106,144         175,048         248,233         325,931
                                       ------------    ------------    ------------    ------------

    Income before income taxes           13,719,216      10,899,770      33,627,482      25,076,123

Provision for income taxes                5,531,001       4,507,000      13,661,001      10,253,000
                                       ------------    ------------    ------------    ------------

    Net income                         $  8,188,215    $  6,392,770    $ 19,966,481    $ 14,823,123
                                       ============    ============    ============    ============

Net income per common share            $       0.68    $       0.54    $       1.67    $       1.26
                                       ============    ============    ============    ============

Weighted average shares outstanding      12,012,522      11,796,062      11,946,675      11,727,496
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

               SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Nine Months
                                                                  Ended September 30,
                                                             ----------------------------
                                                                 1997            1996
                                                             ------------    ------------
Cash flows from operating activities
  Net income                                                 $ 19,966,481    $ 14,823,123
                                                             ------------    ------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Gain on sale of capital equipment                             (15,368)        (18,054)
    Depreciation and amortization                               5,459,743       4,413,034
    Deferred income taxes and long-term liabilities              (790,798)       (227,667)
    Equity in income of affiliates                               (110,000)        (33,000)
    Noncash compensation related to stock plans                   160,000               -
    Changes in operating assets and liabilities, net of
      effects of acquisitions:
      Trade accounts receivable                               (14,187,289)     (7,325,900)
      Inventories                                              (6,000,885)     (1,494,307)
      Other current assets                                        (32,566)        331,014
      Other noncurrent assets                                     (46,878)        (60,083)
      Trade accounts payable                                    1,342,138       2,839,549
      Accrued liabilities                                         664,000         542,193
      Accrued profit sharing trust contributions                 (194,767)        (86,281)
      Accrued cash profit sharing and commissions               2,478,472       2,674,524
      Income taxes payable                                      1,695,718       2,697,696
      Accrued workers' compensation                                     -         (32,853)
                                                             ------------    ------------
        Total adjustments                                      (9,578,480)      4,219,865
                                                             ------------    ------------

        Net cash provided by operating activities              10,388,001      19,042,988
                                                             ------------    ------------

Cash flows from investing activities
  Capital expenditures                                         (9,679,324)     (4,291,456)
  Proceeds from sale of equipment                                  56,021          44,041
  Proceeds from sale of short-term investments                  3,995,333               -
  Acquisitions, net of cash and equity interest
    already owned                                              (9,334,340)              -
  Equity investments                                                    -         (11,637)
                                                             ------------    ------------
    Net cash used in investing activities                     (14,962,310)     (4,259,052)
                                                             ------------    ------------

Cash flows from financing activities
  Repayment of debt                                              (260,304)        (20,037)
  Issuance of Company's common stock                              356,205         393,034
                                                             ------------    ------------
    Net cash provided by financing activities                      95,901         372,997
                                                             ------------    ------------

      Net increase (decrease) in cash and cash equivalents     (4,478,408)     15,156,933
Cash and cash equivalents at beginning of period               19,815,297       6,955,788
                                                             ------------    ------------
Cash and cash equivalents at end of period                   $ 15,336,889    $ 22,112,721
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

The number of shares used in computing primary and fully diluted net income per common share did not differ materially for the three and nine months ended September 30, 1997 and 1996.

Newly Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 129 consolidates the existing disclosure requirements regarding an entity's capital structure. SFAS Nos. 128 and 129 are effective for financial statements issued for periods ending after December 15, 1997, and accordingly, management has not determined the effect, if any, on the Company's financial statements for the three and nine months ended September 30, 1997.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 established standards for reporting and display of comprehensive income and its components. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS Nos. 130 and 131 are effective for financial statements issued for periods beginning after December 15, 1997, and accordingly, management has not determined the effect, if any, on the Company's financial statements for the three and nine months ended September 30, 1997.

2.  Trade Accounts Receivable

Trade accounts receivable consist of the following:

                                           At September 30,          At December 31,
                                        1997             1996             1996
                                    ------------     ------------     ------------

Trade accounts receivable           $ 38,189,407     $ 29,434,569     $ 22,242,827
Allowance for doubtful accounts       (1,622,209)      (1,127,853)      (1,108,950)
Allowance for sales discounts           (294,799)        (255,708)        (203,387)
                                    ------------     ------------     ------------
                                    $ 36,272,399     $ 28,051,008     $ 20,930,490
                                    ============     ============     ============


3.  Inventories

The components of inventories consist of the following:

                                           At September 30,          At December 31,
                                        1997             1996             1996
                                    ------------     ------------     ------------

Raw materials                       $ 17,980,381     $ 12,438,103     $ 15,107,660
In-process products                    6,092,749        3,478,087        3,763,634
Finished products                     30,269,163       20,041,594       23,376,483
                                    ------------     ------------     ------------
                                    $ 54,342,293     $ 35,957,784     $ 42,247,777
                                    ============     ============     ============


Approximately 91% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of inflation and are subject to final year-end LIFO inventory amounts. At September 30, 1997 and 1996, and December 31, 1996, the replacement value of LIFO inventories exceeded LIFO cost by approximately $386,000, $2,602,000 and $1,186,000, respectively.


4.  Net Property, Plant and Equipment

Net property, plant and equipment consists of the following:

                                           At September 30,          At December 31,
                                        1997             1996             1996
                                    ------------     ------------     ------------

Land                                $  2,785,668     $  2,065,682     $  2,065,682
Buildings and site improvements       13,027,998       10,379,901       10,379,901
Leasehold improvements                 3,050,405        2,826,392        2,869,612
Machinery and equipment               54,486,765       42,897,745       46,311,624
                                    ------------     ------------     ------------
                                      73,350,836       58,169,720       61,626,819
Less accumulated depreciation
 and amortization                    (40,937,929)     (34,260,537)     (35,916,354)
                                    ------------     ------------     ------------
                                      32,412,907       23,909,183       25,710,465
Capital projects in progress           4,945,706        2,714,028        2,977,170
                                    ------------     ------------     ------------
                                    $ 37,358,613     $ 26,623,211     $ 28,687,635
                                    ============     ============     ============


5.  Debt

The outstanding debt at September 30, 1997 and 1996, and the available credit at September 30, 1997, consisted of the following:

                                      Available             Debt Outstanding
                                      Credit at             at September 30,
                                    September 30.    -----------------------------
                                        1997             1997             1996
                                    ------------     ------------     ------------

Revolving line of credit,
 interest at bank's reference
 rate (at September 30, 1997,
 the bank's reference rate was
 8.50%), expires June 1998          $ 13,537,128     $          -     $          -

Revolving line of credit,
 interest at bank's prime rate
 (at September 30, 1997, the
 bank's prime rate was 8.50%),
 expires June 1998                     4,937,129                -                -

Revolving term commitment,
 interest at bank's prime rate
 (at September 30, 1997, the
 bank's prime rate was 8.50%),
 expires June 1998                     4,000,000                -                -

Revolving line of credit,
 interest rate at the bank's
 base rate of interest plus 2%,
 expires June 1998                       403,400                -                -

Standby letter of credit facilities      525,744                -                -

Other notes payable                            -           29,943                -
                                    ------------     ------------     ------------
Total credit facilities             $ 23,403,401     $     29,943     $          -
                                                     ============     ============
Standby letters of credit
 issued and outstanding                 (525,744)
                                    ------------
Total credit available              $ 22,877,657
                                    ============


The Company has two outstanding standby letters of credit. These letters of credit, in the aggregate amount of $525,744, are used to support the Company's self-insured workers' compensation insurance requirements. Other notes payable represent debt associated with foreign businesses acquired in March 1997.


6.  Commitments and Contingencies

Note 10 to the consolidated financial statements in the Company's 1996 Annual Report provides information concerning commitments and contingencies. From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain matters discussed below are forward-looking statements that involve risks and uncertainties, certain of which are discussed in this report and in other reports filed by the Company with the Securities and Exchange Commission. Actual results might differ materially from results suggested by any forward-looking statements in this report.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and nine months ended September 30, 1997 and 1996. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended September 30, 1997, Compared with the Three Months Ended September 30, 1996

Sales increased 20.5% in the third quarter of 1997 as compared to the third quarter of 1996. The increase reflected growth throughout the United States, particularly in California and the Southeastern portion of the country. Sales outside of the United States increased substantially, resulting primarily from the acquisitions of Patrick Bellion, S.A., ("Bellion") and the Isometric Group ("Isometric"), earlier in the year. Simpson Strong-Tie's third quarter sales increased 22.2% over the same quarter last year while Simpson Dura-Vent's sales increased 14.2%. Homecenters and contractor distributors were the fastest growing connector sales channels, while dealer distributor sales increased but at a slower rate than overall sales during the quarter. The growth rate of Simpson Strong-Tie's seismic and epoxy product sales remained strong and the Company's line of mechanical anchor products also contributed significantly to the increase in sales. Simpson Dura-Vent sales of chimney products experienced above average growth while the rate of growth of the Direct-Vent products slowed somewhat.

Income from operations increased 26.9% from $10,724,722 in the third quarter of 1996 to $13,613,072 in the third quarter of 1997. This increase was primarily due to higher gross margins that resulted from lower overhead costs as a percentage of sales. The increase in gross margins was offset somewhat by the lower margins at the recently acquired businesses. Selling expenses increased 19.5% from $4,929,448 in the third quarter of 1996 to $5,892,494 in the third quarter of 1997, but remained relatively flat as a percentage of sales. The increase was primarily due to higher personnel costs related to the increase in the number of salespeople and retail specialists. General and administrative expenses increased 23.2% from $7,033,766 in the third quarter of 1996 to $8,665,462 in the third quarter of 1997. This increase was primarily due to increased cash profit sharing, as a result of higher operating profit, as well as higher personnel costs, including those associated with the two acquisitions earlier in the year. In addition, costs related to the Company's stock bonus plan, which rewards employees for each ten years of continuous service, were higher.

Results of Operations for the Nine Months Ended September 30, 1997, Compared with the Nine Months Ended September 30, 1996

Sales increased 22.3% in the first nine months of 1997 as compared to the first nine months of 1996. The increase reflected growth throughout the United States. The largest percentage increase was in the Northeastern region of the country; California showed the next largest percentage increase and the largest dollar increase in sales. Sales outside of the United States doubled, with a significant portion of this increase resulting from the businesses acquired earlier in the year. Simpson Strong-Tie's sales for the first nine months of 1997 increased 24.5% over the same period last year while Simpson Dura-Vent's sales increased 14.4%. As was the case in the third quarter, homecenters and contractor distributors were the fastest growing connector sales channels. The growth rate of Simpson Strong-Tie's seismic, epoxy and engineered wood product sales remained strong, while Simpson Dura-Vent sales of Direct-Vent and chimney products experienced above average growth.

Income from operations increased 34.9% from $24,750,192 in the first nine months of 1996 to $33,379,249 in the first nine months of 1997. This increase was primarily due to higher gross margins that resulted from lower overhead costs as a percentage of sales, despite an increase in depreciation charges which resulted principally from equipment purchased during 1996. Selling expenses increased 17.2% from $14,902,126 in the first nine months of 1996 to $17,467,520 in the first nine months of 1997, but decreased slightly as a percentage of sales. The increase was primarily due to higher personnel costs related to the increase in the number of salespeople and retail specialists. General and administrative expenses increased 24.9% from $18,387,692 in the first nine months of 1996 to $22,969,505 in the first nine months of 1997. This increase was primarily due to increased cash profit sharing, as a result of higher operating profit, as well as higher personnel costs, including those associated with the two acquisitions earlier in the year.

Liquidity and Sources of Capital

As of September 30, 1997, working capital was $82.5 million as compared to $67.4 million at September 30, 1996, and $70.7 million at December 31, 1996. The principal components of the increase in working capital from December 31, 1996, were increases in the Company's trade accounts receivable and inventory balances totaling approximately $27.4 million, primarily as a result of higher sales levels. In addition, the increases in these balances were also affected by the purchases of Bellion and Isometric in March of 1997. The increase in working capital was offset somewhat by decreases in cash and cash equivalents and short-term investments which, in the aggregate, decreased a total of nearly $8.4 million, a large portion of which was used in the two acquisitions and to purchase capital equipment. In the third quarter, however, cash and cash equivalents increased approximately $10.6 million, principally due to the collection of accounts receivable, the terms of which had been extended under the Company's seasonal buying programs. Further offsetting the increase in trade accounts receivable and inventory were increases in trade accounts payable, accrued cash profit sharing and commissions, accrued liabilities and income taxes payable of approximately $2.6 million, $2.5 million, $1.7 million and $1.2 million, respectively. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. Without giving effect to the two acquisitions, which are included in cash flows from investing activities, the working capital change combined with higher net income and noncash expenses, such as depreciation and amortization, totaling approximately $25.4 million, resulted in net cash of approximately $10.4 million provided by operating activities. As of September 30, 1997, the Company had unused credit facilities available of approximately $22.9 million.

The Company used nearly $15.0 million in its investing activities, primarily to complete the two acquisitions and to purchase capital equipment. The Company has made approximately $9.7 million in capital equipment purchases in the first nine months of 1997 to expand its capacity. The Company plans to continue this expansion throughout the remainder of the year and in 1998. Partially offsetting these expenditures, the Company sold its short-term investments, which matured in March, for approximately $4.0 million.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements will be sufficient for the Company's working capital needs and planned capital expenditures through the remainder of 1997. Depending on the Company's future growth, it may become necessary to secure additional sources of financing.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

Item 6. Exhibits and Reports on Form 8-K.

      a.  Exhibits.

      EXHIBIT
        NO                              DESCRIPTION
      -------     ------------------------------------------------------
      10.1        Agreement for Lease, dated June 5, 1997, between
                  Kingspark Developments Limited, Simpson Strong-Tie
                  International, Inc. and The Royal London Mutual
                  Insurance Society Limited.
      11          Statements re computation of earnings per share
      27          Financial Data Schedule, which is submitted
                  electronically to the Securities and Exchange
                  Commission for information only and not filed.


      b.  Reports on Form 8-K

          Report on Form 8-K dated September 24, 1997, reporting under
          Item 5 that the Company had submitted an application for listing on the New York Stock Exchange.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Simpson Manufacturing Co., Inc.
                                           -------------------------------
                                                    (Registrant)



DATE:  November 10, 1997                   By:  /s/Stephen B. Lamson
       -----------------                   -------------------------------
                                                  Stephen B. Lamson
                                               Chief Financial Officer