Form 10-K
period 1997-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 1998-03-24
CIK 920371

===========================================================================
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K

(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

for the fiscal year ended December 31, 1997

                                    OR

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

for the transition period from            to           .
                               ----------    ----------

                       Commission file number:  0-23804

---------------------------------------------------------------------------
                        Simpson Manufacturing Co., Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               California                            94-3196943
     -------------------------------      -------------------------------
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)           Identification No.)

              4637 Chabot Drive, Suite 200, Pleasanton, CA 94588
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (510)460-9912
---------------------------------------------------------------------------

         Securities registered pursuant to Section 12(b) of the Act:

    Common Stock, without par value        New York Stock Exchange, Inc.
    -------------------------------        -----------------------------
        (Title of each class)                  (Name of each exchange
                                                 on which registered)

         Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               ----------------
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes   X   No
                      -----    -----

     Indicate by check if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of February 28, 1998, there were outstanding 11,541,828 shares of the registrant's common stock, without par value, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on February 27, 1998) was approximately $302,416,553.

Documents Incorporated by Reference

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 20, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997.

===========================================================================

Certain matters discussed below are forward-looking statements that involve risks and uncertainties, certain of which are discussed in this and in other reports filed by the Company with the Securities and Exchange Commission. Actual results might differ materially from results suggested by any forward-looking statements in this report.

PART I

ITEM 1. BUSINESS.

Background

Simpson Manufacturing Co., Inc. (the "Company"), through its subsidiary, Simpson Strong-Tie Company Inc. ("Simpson Strong-Tie" or "SST"), designs, engineers and is a leading manufacturer of wood-to-wood, wood-to-concrete and wood-to-masonry connectors, and through its subsidiary, Simpson Dura-Vent Company, Inc. ("Simpson Dura-Vent" or "SDV"), designs, engineers and manufactures venting systems for gas and wood burning appliances. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself ("DIY") markets. The Company believes that SST benefits from strong brand name recognition among architects and engineers who frequently specify in building plans the use of SST products, and that SDV benefits from strong brand name recognition among contractors, dealers, distributors and original equipment manufacturers ("OEMs") to which SDV markets its products. The Company has continuously manufactured structural connectors since 1956.

Connectors produced by Simpson Strong-Tie typically are steel devices that are used to strengthen, support and connect joints in residential and commercial construction and DIY projects. These products enhance the safety and durability of the structures in which they are installed and can save time and labor costs for the contractor. SST's connector products increase structural integrity and improve structural resistance to seismic, wind and other forces. Applications range from building framing to deck construction to DIY projects. SST produces and markets more than 1,300 standard connector products in addition to products that it manufactures to custom specifications requested by architects and engineers.

Simpson Dura-Vent's venting systems are used to vent gas furnaces and water heaters, gas fireplaces and stoves, wood burning stoves and pellet stoves. SDV's metal vents, chimneys and chimney liner systems exhaust the products of combustion to the exterior of the building, and some products introduce outside air into the appliance. SDV designs its products for ease of assembly and safe operation and to achieve a high level of performance. SDV produces and markets several hundred different venting products and systems.

The Company emphasizes continuous new product development and often obtains patent protection for its new products. The Company's products are marketed in all 50 states of the United States and in England, France, Germany, Canada, Mexico, Japan and Australia. Both Simpson Strong-Tie and Simpson Dura-Vent products are distributed through a contractor and dealer distributor network, home centers and OEMs.

The Company has developed and uses automated manufacturing processes. Its innovative manufacturing systems and techniques have allowed it to control manufacturing costs, even while developing both new products and products that meet customized requirements and specifications. The Company's development of specialized manufacturing processes has also permitted increased operating flexibility and enhanced product design innovation. The Company has developed a quality management system that employs numerous quality-control procedures. Since 1996, SST's quality management system has been registered under ISO 9001. The Company has 11 manufacturing locations in the United States, Canada, France and the United Kingdom.

The Company is a California corporation and was reorganized in 1994 as a holding company for Simpson Strong-Tie and Simpson Dura-Vent.

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

Recent natural disasters throughout the world have focused attention on safety concerns relating to the structural integrity of homes and other buildings. The 1995 earthquake in Kobe, Japan, the 1994 earthquake in Northridge, California, the 1989 Loma Prieta earthquake in Northern California, Hurricanes Hugo in 1989 and Andrew in 1992 in the Southeast, and other less cataclysmic natural disasters damaged and destroyed innumerable homes and other buildings, resulting in heightened consciousness of the fragility of some of those structures.

In recent years, architects, engineers, model code agencies, contractors, building inspectors and legislators have continued efforts to improve structural integrity and safety of homes and other buildings in the face of disasters of various types, including seismic events, storms and fires. Based on ongoing participation in trade and professional associations and communications with governmental and quasi-governmental regulatory agencies, the Company believes that building codes are being strengthened and that their enforcement is becoming more rigorous. The Company's products are designed to respond to increasing demand resulting from these trends.

The requirements of the Endangered Species Act, the Federal Lands Policy Management Act and the National Forest Management Act have resulted in increasingly limited amounts of timber available for harvest from public lands. This has contributed to an increase in lumber prices and a concomitant increase in the use of engineered wood products. Engineered wood products, which substitute for strong, clear-grained lumber historically obtained from logging older, large-diameter trees, have been developed to conserve lumber. Engineered wood products frequently require specialized connectors. Sales of Simpson Strong-Tie's engineered wood connector products increased significantly in 1996 and 1997.

Concerns about energy conservation and air quality have led to increasing recognition of the advantages of natural gas as a heating fuel, including its abundance and clean burning characteristics. Use of natural gas for home heating has been increasing in the United States. According to the Census Bureau, the share of new single-family houses in 1996 heated with natural gas was 69%, a slight increase from 67% in 1994. Sales of gas fireplaces have increased in recent years relative to those of traditional wood burning fireplaces. Traditional wood burning fireplaces negatively affect both indoor and outdoor air quality. In contrast, direct vent gas fireplaces draw air for combustion from outdoors (through the double wall venting system) and feature sealed glass doors that reduce indoor air contamination. In the past, Simpson Dura-Vent products have not been sold into the traditional masonry and manufactured fireplace market. The recent trend from wood to gas fireplaces is viewed as a significant opportunity for SDV's gas venting products.

The Company has developed its distribution through home centers throughout the United States. The National Retail Hardware Association estimates that there are 44,500 home centers and lumber and building material outlets in the United States. The Company's sales to home centers increased significantly in 1996 and 1997. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

Business Strategy

The Company designs, manufactures and sells products that are of high quality and performance, easy to use and cost-effective for customers. The Company provides rapid delivery of its products and prompt engineering and sales support. Based on its communications with customers, engineers, architects, contractors and other industry participants, the Company believes that its products have strong brand name recognition, and the Company seeks to continue to develop the value of its brand names through a variety of customer-driven strategies. Information provided by customers has led to the development of many of the Company's products, and the Company expects that customer needs will continue to shape the Company's product development, marketing and services.

Specification in architects' and engineers' plans and drawings influences which products will be used for particular purposes and therefore is key to the use of the Company's products in construction projects. The Company encourages architects and engineers to specify the installation of the Company's products in projects they design and supervise, and encourages acceptance of the Company's products by construction contractors. The Company maintains frequent contacts with architects, engineers and contractors, as well as private organizations that provide information to building code officials, both to inform them regarding the quality, proper installation, capabilities and value of the Company's products and to update them about product modifications and new products that may be useful or needed. The Company sponsors seminars to inform architects, engineers and building officials on appropriate use and proper installation of the Company's products.

The Company seeks to expand its product and distribution coverage through several channels:

Distributors. The Company regularly evaluates its distribution coverage and service levels provided by its distributors and from time to time modifies its distribution strategy and implements changes to address weaknesses and opportunities. The Company has various programs to evaluate distributor product mix and conducts promotions to encourage distributors to add Company products that complement their mix of product offerings in their markets.

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

Home Centers. The Company intends to continue to increase penetration of the DIY markets by solicitation of home centers. The Company's Sales Representatives and Retail Specialists maintain on-going contact with home centers to provide timely product availability and product knowledge training. To satisfy specialized requirements of the home center market, the Company has developed extensive bar coding and merchandising aids and has concentrated a portion of its research efforts into the development of DIY products.

OEM Relationships. The Company works closely with manufacturers of engineered wood products and OEMs in developing and expanding the application and sales of Simpson Strong-Tie's engineered wood connector products and Simpson Dura-Vent's gas, wood and pellet stove venting products. SST has relationships with several of the largest manufacturers of engineered wood products, and SDV has OEM relationships with several major gas fireplace and gas stove manufacturers.

The Company is expanding its established facilities outside California to increase its presence and sales in markets east of the Rocky Mountains. During the last five years, the Company has expanded or has planned to expand nearly all of its manufacturing and warehouse facilities. Sales in the 37 states east of the Rocky Mountains grew approximately 44% from 1995 to 1997 and represented approximately 48% of the Company's 1997 domestic sales. In the last four years, the Company commenced manufacturing in England, opened a warehouse facility in Western Canada, purchased manufacturers in Eastern Canada and in France, made an equity investment in a product design and distribution company in Germany and entered into a distribution arrangement in Japan. The European investments are intended to establish a presence in the European Community through companies with existing customer bases and through servicing U.S.-based customers operating there. The Company intends to continue to pursue and expand operations outside the United States.

The Company's goal is to manufacture and warehouse its products in geographic proximity to its markets to provide availability and rapid delivery of products to customers and prompt response to customer requests for specially designed products and services. With respect to the DIY and dealer markets, the Company's strategy is to keep the customer's retail stores continuously stocked with adequate supplies of the full line of the Company's products that those stores carry. The Company manages its inventory to assure continuous product availability. Most customer orders are filled within a few days. High levels of manufacturing automation and flexibility allow the Company to maintain its quality standards while continuing to provide prompt delivery. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's product research and development is based largely on needs that customers communicate to the Company. The Company typically has developed 10 to 15 new products annually (some of which may be produced in a range of sizes). The Company's strategy is to develop new products on a proprietary basis where possible. Of more than 80 patents that the Company owns, 70 cover products that the Company currently manufactures and markets. The Company has filed 39 patent applications that are pending.

The Company's long-term strategy is to develop, acquire or invest in product lines or businesses that (a) complement the Company's existing product lines, (b) can be marketed through its existing distribution channels, (c) might benefit from use of the Simpson Strong-Tie and Simpson Dura-Vent brand names, and (d) are responsive to needs of the Company's customers.

Simpson Strong-Tie

Overview

Connectors produced by Simpson Strong-Tie typically are steel devices that are used to strengthen, support and connect joints in residential and commercial construction and DIY projects. These products enhance the safety and durability of the structures in which they are installed and can save time and labor costs for the contractor. SST's connector products increase structural integrity and improve structural resistance to seismic, wind and other forces. Applications range from building framing to deck construction to DIY projects. SST produces and markets more than 1,300 standard connector products in addition to products that it manufactures to custom specifications requested by architects and engineers.

In the United States, connector usage developed faster in the West than elsewhere due to the low cost and abundance of timber and to local construction practices. Increasingly, the market has been influenced both by a growing awareness that the devastation caused by seismic, wind and other disasters can be reduced through improved building codes and construction practices and by environmental concerns that contribute to the increasing cost and reduced availability of wood. Most Simpson Strong-Tie products are listed by recognized building standards agencies as complying with model building codes and are specified by architects and engineers for use in projects they are designing or supervising. The engineered wood products industry is developing in response to concerns about the availability of wood, and the Company believes that SST is the leading supplier of connectors for use with engineered wood products.

Products

Simpson Strong-Tie is a recognized brand name in the markets it serves. Over a quarter of SST's 1997 revenues are derived from products that are protected by patents. SST manufactures and markets three primary categories of connector products: wood-to-wood, wood-to-concrete and wood-to-masonry. SST also markets specialty screws and nails for proper installation of certain of its connector products. For tying wood members to the foundation, SST has designed and currently markets a line of anchor bolts and the associated parts for aligning the anchor bolts, as well as threaded rod, epoxy and mechanical anchors, which have seismic, retrofit and remodeling applications for both new construction and DIY markets.

Almost all of Simpson Strong-Tie's products are listed by recognized model building code agencies. To achieve such listings, SST conducts extensive product testing, which is witnessed and certified by independent testing engineers. The tests also provide the basis for publication of load ratings for SST structural connectors, and this information is used by architects, engineers, contractors and homeowners. The information is useful across the range of applications of SST's products, from the deck constructed by a homeowner to a multi-story structure designed by an architect or engineer in an earthquake zone.

Simpson Strong-Tie also manufactures connector products specifically designed for use with engineered wood products, such as wood I-joists. With increased timber costs and reduced availability of trees suitable for making traditional solid sawn lumber, construction with engineered wood products has increased substantially in the last three years. Over the same period, SST's net sales of engineered wood connectors through dealer and contractor distributors and engineered wood product manufacturers have also increased significantly.

New Product Development

Simpson Strong-Tie commits substantial resources to engineering and new product development. The majority of SST's products have been developed through SST's internal research and development program. Of the 65 U.S. and 15 foreign patents that SST owns, 67 cover products that SST currently manufactures and markets. SST typically has developed 10 to 15 new products each year. SST's research and development expense for the three years ended December 31, 1997, 1996 and 1995, was $957,000, $1,025,000 and $922,000,
respectively. As part of the new product development process, SST engineers, in cooperation with sales and marketing staff, meet regularly with architects, engineers, building inspectors, code officials and customers. Several new products derived from existing product lines are developed annually. SST recently developed and introduced a line of powder-coat painted shelf brackets primarily for the DIY market, high-strength chemical epoxy anchor systems, and reduced deflection hold-downs and associated fasteners. The Company believes that existing distribution channels are receptive to product line extensions, thereby enhancing SST's ability to enter new markets.

Sales and Marketing

Simpson Strong-Tie's sales and marketing programs are implemented through SST's branch system. SST currently maintains branches in Northern and Southern California, Texas, Ohio, England and France. Each branch is served by its own sales force as well as manufacturing, warehouse and office facilities. Each branch is responsible for a broad geographic area. Branch managers have significant autonomy, which includes setting sales and marketing strategies. Each domestic branch is an independent profit center with a cash profit sharing bonus program based on its own performance. At the same time, the domestic branches closely integrate their manufacturing activities to enhance product availability. Branch sales forces in the U.S. are supported by marketing managers in the home office in Pleasanton, California. The sales force maintains close working relationships with customers, develops new business, calls on architects, engineers and building officials and participates in a range of educational seminars.

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

Simpson Strong-Tie dedicates substantial resources to customer service. Every year, SST produces numerous publications and point-of-sale marketing aids to serve specifiers, distributors, retailers and users. These publications include SST's general catalog, as well as various specific catalogs, such as those for its epoxy products and the engineered wood and plated truss industries. The catalogs and publications describe the products and provide load and installation information. SST publishes a newsletter, Connector Update, providing technical, installation and other information, as well as publications addressing seismic and hurricane conditions and the DIY market. To serve users in the U.S. and elsewhere who do not speak English, SST employs bilingual sales people and prints some of its publications in other languages.

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

Simpson Dura-Vent's objective is to expand market share in all of its distribution channels, by entering expanding markets that address energy and environmental concerns. SDV's strategy is to capitalize on its strengths in new product development and its established distribution network and to continue its commitment to superior quality and service. SDV operates manufacturing and warehouse facilities in California and Mississippi.

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

The wood stove industry has responded to air quality concerns with substantial reductions in wood stove particulate emissions. In 1985, Simpson Dura-Vent introduced Dura-Plus, a patented chimney system for use with wood burning stoves. The Dura-Plus chimney is used with Environmental Protection Agency ("EPA") approved wood stoves. The Dura-Plus safety valve design provides enhanced fire safety in the event of a creosote chimney fire. Dura-Plus chimney is available in kits, and is sold through retail fireplace specialty shops and home centers. The growing gas fireplace market has evolved into two basic types of fireplace: top-vent fireplaces that are vented with the standard Type B Gas Vent and direct-vent fireplaces that use a special double-wall venting system. Since 1993, SDV has provided direct-vent gas fireplace venting systems under OEM contracts with several major fireplace manufacturers in the United States. SDV's direct-vent system is designed not only to exhaust the flue products, but also to draw in outside air for combustion, an important feature in modern energy-efficient home construction. The direct-vent gas fireplace systems provide ease of installation, permitting horizontal through-the-wall venting or standard vertical through-the-roof venting. Sales of Direct-Vent have been robust. In 1996, SDV expanded its Direct-Vent product line to include both co-axial and co-linear direct vent systems for venting gas stoves and gas inserts into existing masonry chimneys or existing factory-built metal chimneys.

Since early 1995, nearly all wood stove manufacturers have introduced direct vent gas stoves. Simpson Dura-Vent has entered into OEM and distribution relationships with several of these manufacturers to supply Direct Vent venting products. In 1994, SDV introduced Direct Vent G.S., a decorative direct vent system for venting free standing gas stoves. The recent trend from wood to gas stoves, while increasing competition for wood and pellet appliance venting products, is viewed as a significant opportunity for SDV's gas venting products.

New Product Development

Simpson Dura-Vent has gained industry recognition by offering innovative new products that meet changing needs of customers. SDV representatives serve on industry committees concerned with issues such as new appliance standards and government regulations. SDV's research and development expense for the three years ended December 31, 1997, 1996 and 1995, was $323,000, $287,000 and $258,000, respectively. SDV also maintains working relationships with research and development departments of major appliance manufacturers, providing prototypes for field testing and conducting tests in SDV's testing laboratory. SDV believes that such relationships provide competitive advantages. For example, several years ago, SDV introduced the first special vent for the newly invented pellet stoves, and more recently, SDV introduced the first direct vent system for the increasingly popular direct vent gas appliances.

Sales and Marketing

Simpson Dura-Vent's sales organization consists of a director of sales and marketing, a marketing communications manager, regional sales managers, and independent representative agencies. SDV markets venting systems for both gas and wood burning appliances through wholesale distributors in the United States, Canada and Australia to the HVAC (heating, ventilating and air conditioning) and PHC (plumbing, heating and cooling) contractor markets, and to fireplace specialty shop distributors. These customers sell to contractor and DIY markets. SDV also markets venting products to home center and hardware store chains. SDV has entered into OEM relationships with several major gas fireplace and gas stove manufacturers, which SDV believes are leaders in the direct-vent gas appliance market.

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

The Company has developed and uses automated manufacturing processes. The Company's innovative manufacturing systems and techniques have allowed it to control manufacturing costs, even while developing both new products and products that meet customized requirements and specifications. The Company's development of specialized manufacturing processes also has permitted increased operating flexibility and enhanced product design innovation.

The Company is committed to helping people build safer structures economically through the design, engineering and manufacturing of structural connector and related products. To this end, the Company has developed a quality management system that employs numerous quality-control procedures, such as computer-generated work orders, constant review of parts as they are produced and frequent quality testing. Since 1996, Simpson Strong-Tie's quality management system has been registered under ISO 9001, an internationally recognized set of quality-assurance standards. The Company believes that ISO registration is a significant asset in doing business with European companies and is becoming increasingly important to U.S. companies.

Simpson Strong-Tie operates manufacturing and warehouse facilities in California, Texas, Ohio, Florida, Illinois, British Columbia, Ontario, England and France. Most of SST's products are produced with a high level of automation, using progressive dies run in automatic presses making parts from coiled sheet steel often in excess of 100 strokes per minute. SST produces 500 million product pieces per year. Over half of SST's products are individually bar coded, particularly the products that are sold to home centers. SST has significant press capacity and has some multiple dies for its high volume products because of the need to produce the product close to the customer and to provide backup capacity. The balance of production is accomplished through a combination of manual, blanking and numerically controlled (NC) processes which include robotic welders, lasers and turret punches. SST believes it is the only manufacturer in the connector industry using NC turret punches to manufacture a large variety of standard and special products. This capability allows SST to produce products with little redesign or set-up time, facilitating rapid turnaround for customers. New tooling is also highly automated. Dies are designed and produced using computer aided design (CAD) and computer aided machinery
(CAM) systems. CAD/CAM capability enables SST to create multiple dies rapidly and design them to high standards. The Company is constantly reviewing its product line to reduce manufacturing costs and increase automation.

Simpson Dura-Vent operates manufacturing and warehouse facilities in California and Mississippi where it produces component parts for venting systems using NC-controlled punch presses equipped with high-speed progressive and compound tooling. SDV's vent pipe and elbow assembly lines are automated, to produce finished products efficiently from large coils of steel and aluminum. UPC bar coding and computer tracking systems provide SDV's industrial engineers and production supervisors with real-time productivity tools to measure and evaluate current production rates, methods and equipment.

Each of the Company's current and planned manufacturing facilities is located in a geographic region that has experienced major natural disasters, such as earthquakes, floods and hurricanes. For example, the 1989 Loma Prieta earthquake in Northern California destroyed a freeway and caused other major damage within a few miles of the Company's facilities in San Leandro, California, and the earthquakes in Northridge, California, in January 1994, destroyed several freeways and numerous buildings in the region in which the Company's facilities in Brea are located. The Company does not carry earthquake insurance. Other insurance that it carries is limited and not likely to be adequate to cover all of the Company's resulting costs, business interruption and lost profits in the event of a major natural disaster in the future. If a natural disaster were to render one or more of the Company's manufacturing facilities totally or partially unusable, whether or not covered by insurance, the Company's business and financial condition could be materially and adversely affected.

Regulation

The design, capacity and quality of most of the Company's products and manufacturing processes are subject to numerous and extensive regulations and standards promulgated by governmental, quasi-governmental and industry organizations. Such regulations and standards are highly technical and complex and are subject to frequent revision. The failure of the Company's products or manufacturing processes to comply with any of such regulations and standards could impair the Company's ability to manufacture and market its products profitably and materially and adversely affect the Company's business and financial condition.

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

Simpson Dura-Vent operates under a complex regulatory environment that includes appliance and venting performance standards related to safety, energy efficiency and air quality. Gas venting regulations are contained in the National Fuel Gas Code ("NFGC"), while safety and performance regulations for wood burning appliances and chimney systems are contained in a National Fire Protection Association standard ("NFPA 211"). Standards for testing gas vents and chimneys are developed by testing laboratories such as Underwriter's Laboratories ("UL") in compliance with the American National Standards Institute. Clean air standards for both gas and wood burning appliances are regulated by the EPA. Energy efficiency standards are regulated by the Department of Energy ("DOE") under the authority of the National Appliance Energy Conservation Act. ""Under this act, the DOE periodically reviews the necessity for increased efficiency standards with respect to gas furnaces. A substantial percentage of Simpson Dura-Vent's Type B Gas Vent sales are for gas furnace applications. Minimum appliance efficiency standards might be adopted that could negatively affect sales of Type B Gas Vents, which could materially and adversely affect the Company's operating results and financial condition. The standards and regulations contained in the NFGC and NFPA 211 are ultimately adopted by national building code organizations such as ICBO, BOCA and SBCCI. In turn, the various building codes are adopted by local municipalities, resulting in enforcement through the building permit process. Safety, air quality and energy efficiency requirements are enforced by local air quality districts and municipalities by requiring proper UL, EPA and DOE labels on appliances and venting systems.

Competition

The Company faces a variety of competition in all of the markets in which it participates. This competition ranges from subsidiaries of large national or international corporations to small regional manufacturers. While price is an important factor, the Company competes primarily on the basis of quality, breadth of product line, technical support, service, field support and product innovation. Simpson Strong-Tie competes with numerous companies and its competitors generally are privately held businesses. Most of the competitors tend to be more regional than SST, but one distributes its products nationally.

The venting industry is highly competitive. Many of Simpson Dura-Vent's competitors have greater financial and other resources than SDV. SDV's principal competitors include the Selkirk Metalbestos Division of Eljer Industries Inc. (a subsidiary of Zurn Industries, which recently announced a merger with U.S. Industries, Inc.), American Metal Products Co. (a subsidiary of Masco Corp.), Metal-Fab, Inc., Hart & Cooley, Inc. and the Air Jet Division of General Products Co. The Company believes that Metal-Fab, Inc., Hart & Cooley, Inc. and Air Jet tend to be more regional than SDV, and that they have smaller shares of the national market than SDV.

Raw Materials

The principal raw material used by the Company is steel, including stainless steel, and is generally ordered to specific American Society of Testing and Materials ("ASTM") standards. Other raw materials include aluminum, aluminum alloys and ceramic and other insulation materials, which are used by Simpson Dura-Vent, and cartons, which are used by both SST and SDV. The Company purchases raw materials from a variety of commercial sources. The Company's practice is to seek cost savings and enhanced quality by purchasing from a limited number of suppliers.

The steel industry is highly cyclical and prices for the Company's raw materials are influenced by numerous factors beyond the Company's control, including general economic conditions, competition, labor costs, import duties and other trade restrictions. The Company historically has not attempted to hedge against changes in prices of steel or other raw materials. The Company might not be able to increase its product prices in amounts that correspond to increases in raw materials prices without materially and adversely affecting its sales and profits. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

Patents and Proprietary Rights

The Company's subsidiaries own more than 80 U.S. and foreign patents, of which 70 cover products that they currently manufacture and market. Its subsidiaries have filed 14 U.S. and 25 foreign patent applications that are currently pending. These patents and patent applications cover various design aspects of the subsidiaries' products as well as processes used in their manufacture. The Company's subsidiaries are continuing to develop new potentially patentable products, product enhancements and product designs. Although the Company's subsidiaries do not intend to apply for additional foreign patents covering existing products, the Company is developing an international patent program to protect new products that its subsidiaries may develop.

The Company's subsidiaries hold 99 trademark registrations in the U.S. and foreign countries covering 48 trademarks, have 40 trademark registration applications pending in the U.S. and foreign countries covering seven trademarks, and use several other trademarks that they have not yet attempted to register.

The Company's ability to compete effectively with other companies depends in part on its ability to maintain the proprietary nature of its technology. There can be no assurance, however, as to the degree of protection afforded by these patents or the likelihood that patents will issue pursuant to pending patent applications. Furthermore, there can be no assurance that others will not independently develop the same or similar technology, develop around the patented aspects of any of the Company's products or proposed products, or otherwise obtain access to the Company's proprietary technology.

In addition to seeking patent protection, the Company also relies on unpatented proprietary technology to maintain its competitive position. Nevertheless, there can be no assurance that the Company will be able to protect its know-how or other proprietary information.

In attempting to protect its proprietary information, the Company expects that it may sometimes be necessary to prosecute lawsuits against competitors and others that the Company believes have infringed or are infringing the Company's rights. In such an event, the defendant may assert counterclaims to complicate or delay the litigation or for other reasons. If the Company were to be unable to maintain the proprietary nature of its significant products, the Company's business and financial condition could be materially and adversely affected.

Acquisitions and Expansion into New Markets

The Company's future growth, if any, may depend to some extent on its ability to penetrate new markets, both domestically and internationally. See "Business Strategy" and "Industry and Market Trends." Therefore, the Company may in the future pursue acquisitions of product lines or businesses. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has little or no direct prior experience, and the potential loss of key employees of the acquired company. In addition, future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurring of additional debt, and amortization expenses related to goodwill and intangible assets, which could adversely affect the Company's profitability. If an acquisition occurs, no assurance can be given as to its effect on the Company's business or operating results. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

In addition, construction customs, standards, techniques and methods in international markets differ from those in the United States. Laws and regulations applicable in new markets for the Company are likely to be unfamiliar to the Company and compliance may be substantially more costly than the Company anticipates. As a result, it may become necessary for the Company to redesign products or to invent or design new products in order to compete effectively and profitably outside the United States or in markets that are new to the Company in the United States. The Company expects that significant time will be required for it to generate substantial sales or profits in new markets.

Other significant challenges to conducting business in foreign countries include, among other factors, local acceptance of the Company's products, political instability, currency controls, changes in import and export regulations, changes in tariff and freight rates, and fluctuations in foreign exchange rates. There can be no assurance that the Company will be able to penetrate these markets or that any such market penetration can be achieved on a timely basis or profitably. If the Company is not successful in penetrating these markets within a reasonable time, it will be unable to recoup part or all of the significant investments it will have made in attempting to do so. See "Business Strategy" and "Industry and Market Trends."

In 1996, the Company purchased for approximately $1.0 million the assets of the Builders Products Division of MiTek Industries Ltd. ("MiTek") and entered into an agreement to supply MiTek with connector products in the UK. In addition, during the first quarter of 1997, the Company purchased three Canadian companies and a related U.S. company, the Isometric Group, which manufacture and distribute a line of mechanical anchors and related products, for approximately $7.6 million plus an earnout based on future sales increases. Also during the first quarter of 1997, the Company purchased, for approximately $1.7 million, the remaining 66% equity in Patrick Bellion, S.A., a French manufacturer of connector products. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Sources of Capital."

Seasonality and Cyclicality

The Company's sales are seasonal, with operating results varying from quarter to quarter. The Company's sales and income have historically been lower in the first and fourth quarters and higher in the second and third quarters of the year as retailers and contractors purchase construction materials in the late spring and summer months for the construction season. In addition, demand for the Company's products and the Company's results of operations are significantly affected by weather conditions, such as unseasonably warm, cold or wet weather, which affect, and sometimes delay or accelerate, installation of certain of the Company's products. Political and economic events can also affect the Company's revenues. The Company has little control over the timing of customer purchases, and sales anticipated in one quarter may occur in another quarter, thereby affecting both quarters' results. In addition, the Company incurs significant expenses as it develops, produces and markets its products in anticipation of future orders. Products typically are shipped as orders are received, and accordingly the Company operates with little backlog. As a result, net sales in any quarter generally depend on orders booked and shipped in that quarter. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts. If sales fall below the Company's expectations, operating results would be adversely affected for the relevant quarters, as expenses based on those expectations will already have been incurred. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's principal markets are in the building construction industry. That industry is subject to significant volatility as a result of fluctuations in interest rates, the availability of credit to builders and developers, inflation rates and other economic factors and trends, none of which is within the Company's control. Declines in commercial and residential construction may be expected to reduce the demand for the Company's products. The Company cannot provide any assurance that its business will not be adversely affected by future negative economic or construction industry performance or that future declines in construction activity or the demand for the Company's products will not have material adverse effects on the Company and its business and financial condition. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

Product Liability

The Company designs and manufactures most of its standard products and expects that it will continue to do so. The Company employs engineers and designers to design and test its products under development. In addition, the Company maintains a quality control system. The Company has on occasion found manufacturing flaws in its products. In addition, the Company purchases from third party suppliers raw materials, principally steel, and finished goods that are produced and processed by other manufacturers. The Company also has on occasion found flaws in raw materials and finished goods produced by others, some of which flaws have not been apparent until after the products were installed by customers. Many of the Company's products are integral to the structural soundness or fire safety of the buildings in which they are used. As a result, if any flaws exist in the Company's products (as a result of design, raw material or manufacturing flaws) and such flaws are not discovered and corrected before the Company's products are incorporated into structures, the structures could suffer severe damage (such as collapse or fire) and personal injury could result. To the extent that such damage or injury is not covered by the Company's product liability insurance, and if the Company were to be found to have been negligent or otherwise culpable, the Company and its business and financial condition could be materially and adversely affected by the necessity to correct such damage and to compensate persons who might have suffered injury.

Furthermore, in the event that a flaw is discovered after installation but before any damage or injury occurs, it may be necessary for the Company to recall products, and the Company may be liable for any costs necessary to retrofit the affected structures. Any such recall or retrofit could entail substantial costs and adversely affect the Company's reputation, sales and financial condition. The Company does not carry insurance against recall costs, and its product liability insurance may not cover retrofit costs.

The severe earthquake in Northridge, California, in January 1994, damaged or destroyed numerous structures, and Company products were installed in some of those structures. No assurance can be given that claims will not be made against the Company with regard to damage or destruction of structures incorporating Company products resulting from a natural disaster. Any such claims, if asserted, could materially and adversely affect the Company.

Environmental, Health and Safety Matters

The Company is subject to environmental laws and regulations governing emissions into the air, discharges into water, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other Federal and state laws and regulations regarding health and safety matters. The Company's manufacturing operations involve the use of solvents, chemicals, oils and other materials that are regarded as hazardous or toxic and the use of complex and heavy machinery and equipment that can pose severe safety hazards (especially if not properly and carefully used). Some of the Company's products also incorporate materials that are hazardous or toxic in some forms (such as zinc and lead, which are used in some steel galvanizing processes). The Company believes that it has obtained all material licenses and permits required by environmental, health and safety laws and regulations in connection with the Company's operations and that its policies and procedures comply in all material respects with existing environmental, health and safety laws and regulations. It is possible that additional licenses or permits may be required, that the Company's policies and procedures might not comply in all respects with all such laws and regulations or, even if they do, that employees might fail or neglect to follow them in all respects, and that the Company's generation, handling, use, storage, transportation, treatment or disposal of hazardous or toxic materials, machinery and equipment might cause injury to persons or to the environment. In addition, properties occupied by the Company may be contaminated by hazardous or toxic substances and remedial action may be required at some time in the future. It is also possible that materials in certain of the Company's products could cause injury or sickness. Relevant laws and regulations could also be changed or new ones could be adopted that require the Company to obtain additional licenses and permits and cause the Company to incur substantial expense. Any such event or contamination could have a material adverse effect on the Company and its liquidity, results of operations and financial condition. See "Regulation."

Employees and Labor Relations

As of February 28, 1998, the Company had 1,312 full-time employees, of whom 926 were hourly employees and 386 were salaried employees. The Company believes that its overall compensation and benefits for the most part exceed industry averages and that its relations with its employees are good.

The Company is dependent on certain key management and technical personnel, including Barclay Simpson, Thomas J Fitzmyers, Stephen B. Lamson and Donald
M. Townsend. The loss of one or more key employees could have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain additional highly qualified technical, marketing and management personnel necessary for the maintenance and expansion of the Company's activities. The Company faces strong competition for such personnel and there can be no assurance that the Company will be able to attract or retain such personnel.

A significant number of the Company's employees at two of the Company's major manufacturing facilities are represented by labor unions and are covered by collective bargaining agreements. Three of the Company's collective bargaining agreements at two of its California facilities were renegotiated in 1995. These agreements cover sheetmetal workers in Brea, California, and the Company's tool and die craftsmen in both Brea and San Leandro, California. These three contracts were extended into 1998 and 1999. A fourth contract, covering sheetmetal workers in San Leandro, expires in July 2000. A work stoppage or interruption by a significant number of the Company's employees could have a material and adverse effect on the Company and its business and financial condition.

ITEM 2. PROPERTIES.

Properties

The Company maintains its home office in Pleasanton, California, and other offices, manufacturing and warehouse facilities elsewhere in California and in Texas, Ohio, Florida, Mississippi, Illinois, British Columbia, Ontario, England and France. As of February 28, 1998, the Company's facilities were as follows:



                               Approximate
                                  Square       Owned or                  Lease
Location                         Footage        Leased       Lessee     Expires             Function
---------------------------    -----------    ----------    --------    -------    --------------------------

Pleasanton, California              19,400    Leased        Company        2000    Office
San Leandro, California             47,100    Leased(1)     SST            2001    Office, Manufacturing and
                                                                                     Warehouse
San Leandro, California             71,000    Owned                                Office, Manufacturing and
                                                                                     Warehouse
San Leandro, California             57,000    Leased(2)     SST            2001    Manufacturing and
                                                                                     Warehouse
San Leandro, California             48,000    Leased        SST            2001(3) Office and Warehouse
San Leandro, California             27,000    Owned                                Manufacturing and
                                                                                     Warehouse
San Leandro, California             61,800    Leased        SST            1999    Warehouse
Brea, California                    50,700    Owned                                Office, Manufacturing and
                                                                                     Warehouse
Brea, California                    78,000    Owned                                Office and Warehouse
Brea, California                    30,500    Owned                                Office, Manufacturing and
                                                                                     Warehouse
Brea, California                    42,900    Owned                                Warehouse
McKinney, Texas                     84,300    Owned                                Office, Manufacturing and
                                                                                     Warehouse
McKinney, Texas                    117,100    Owned                                Office and Warehouse
Columbus, Ohio                     153,500    Leased(4)     SST            2005    Office, Manufacturing and
                                                                                     Warehouse
Jacksonville, Florida               74,600    Leased        SST            2001    Office and Warehouse
Addison, Illinois                   52,400    Leased        SST            2003    Office, Manufacturing and
                                                                                     Warehouse
Enfield, Connecticut(5)             55,100    Leased(5)     SST            2003    Office and Warehouse
Tamworth, England                   78,100    Leased        SST(6)         2012    Office, Manufacturing and
                                                                                     Warehouse
Cannock, Staffordshire,             26,900    Leased        SST(6)         2000    Office, Manufacturing and
  England                                                                            Warehouse
Chelmsford, England                 25,000    Leased        SST(6)         1998    Office, Manufacturing and
                                                                                     Warehouse
Vacaville, California              125,000    Leased(7)     SDV            2007    Office, Manufacturing and
                                                                                     Warehouse
Vacaville, California              120,300    Owned                                Office, Manufacturing and
                                                                                     Warehouse
Vacaville, California               20,500    Leased        SDV            1998    Warehouse
Fontana, California                 17,900    Leased        SDV            1998    Warehouse
Vicksburg, Mississippi             172,000    Leased(8)     SDV            2003    Office, Manufacturing and
                                                                                     Warehouse
Vicksburg, Mississippi              65,100    Leased        SDV            1998    Warehouse
Ceres, Mississippi                 302,000    Owned(9)                             Office, Manufacturing and
                                                                                     Warehouse
Vancouver, British Columbia          6,000    Leased        SST            1999    Warehouse
Toronto, Ontario                    36,300    Leased        SST(10)        1999    Office, Manufacturing and
                                                                                     Warehouse

Toronto, Ontario                    10,800    Leased        SST(10)        2002    Warehouse
St. Hermine, France                 11,300    Leased        SST(11)        2002    Office, Manufacturing and
                                                                                     Warehouse
St. Hermine, France                 20,900    Leased        SST(11)        2002    Office, Manufacturing and
                                                                                     Warehouse
St. Hermine, France                 15,900    Owned                                Office, Manufacturing and
                                                                                     Warehouse

------------------------

(1) Lessor is Simpson Investment Company, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein.

(2) Lessor is Doolittle Investors, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein.

(3) The Company has a commitment to purchase this property for approximately $1,975,000. The transaction is expected to close in the third quarter of 1998.

(4)  Lessor is Columbus Westbelt Investment Company, a related party. See
     Note 9 to the Consolidated Financial Statements contained elsewhere herein.

(5) Simpson Strong-Tie signed the lease in 1997 and the facility is expected to be completed and occupied in 1998.

(6) Lessee is Simpson Strong-Tie International, Inc., a wholly-owned subsidiary of SST.

(7) Lessor is Vacaville Investors, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein.

(8) Lessor is Vicksburg Investors, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein.

(9) The Company has commenced construction of a new manufacturing and distribution facility in Ceres to replace the existing facilities in Vicksburg. The new facility is expected to be completed and occupied in 1998.

(10) Lessee is Simpson Strong-Tie Canada, Ltd., a wholly-owned subsidiary of SST.

(11) Lessee is Simpson Strong-Tie France, Ltd., a wholly-owned subsidiary of SST.

The Company's manufacturing facilities are equipped with specialized equipment and use extensive automation. The Company considers its existing and planned facilities to be suitable and adequate for its operations as currently conducted and as planned through 1998. The manufacturing facilities currently are being operated with one full shift and at most plants with at least a partial second shift. The Company anticipates that it may require additional facilities in 1999 or thereafter to accommodate its growth.


ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company is involved in litigation that it considers to be in the normal course of its business. No such litigation within the last five years resulted in any material loss. The Company is not engaged in any legal proceedings as of the date hereof, which the Company expects individually or in the aggregate to have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock has been listed on the New York Stock Exchange ("NYSE") under the symbol "SSD" since October 13, 1997. Prior to that time, the Common Stock was traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the trading symbol "SMCO." The following table shows the range of high and low closing sale prices per share of the Common Stock as reported by The Nasdaq Stock Market or the NYSE, as applicable, for the calendar quarters indicated:

                                               Market Price
                      Quarter                High        Low
                                           --------    --------
     1997
       Fourth............................. $ 40 1/4    $ 32 1/4
       Third..............................   41 7/8      26 3/16
       Second.............................   27 1/2      21 3/4
       First..............................   29 1/2      22

     1996
       Fourth............................. $ 24        $ 20
       Third..............................   21          18 1/2
       Second.............................   20 3/4      15 3/4
       First..............................   15 3/4      13

The Company estimates that as of February 28, 1998, approximately 2,400 persons owned shares of the Company's Common Stock either directly or through nominees.

The Company currently intends to retain its future earnings, if any, to finance operations and fund internal growth and does not anticipate paying cash dividends on the Company's Common Stock for the foreseeable future. Future dividends, if any, will be determined by the Company's Board of Directors, based on the Company's earnings, cash flow, financial condition and other factors deemed relevant by the Board of Directors. In addition, existing loan agreements require the Company to maintain Tangible Net Worth of $63.0 million plus 50% of net profit after taxes for each fiscal year ending after December 31, 1997. This requirement may limit the amount that the Company may pay out as dividends on the common stock. As of December 31, 1997, the Company had a Tangible Net Worth of $126.2 million.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years ended December 31, 1997, 1996, 1995, 1994 and 1993, derived from the audited Consolidated Financial Statements of the Company, the most recent three years of which appear elsewhere herein. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.



                                                       Year Ended December 31,
(Dollars in thousands, except          --------------------------------------------------------
 per share data)                         1997        1996        1995        1994        1993
                                       --------    --------    --------    --------    --------

STATEMENT OF OPERATIONS DATA:
Net sales                              $246,074    $202,409    $167,958    $151,290    $113,923
Cost of sales                           149,279     124,394     109,368      96,984      72,387
                                       --------    --------    --------    --------    --------
Gross profit                             96,795      78,015      58,590      54,306      41,536

Selling expense                          23,113      20,104      17,110      14,714      12,137
General and administrative expense       30,053      25,036      18,512      18,608      14,156
Compensation related to stock plans         305         180          61       6,909         693
                                       --------    --------    --------    --------    --------
Income from operations                   43,324      32,695      22,907      14,075      14,550

Interest income (expense), net              429         595         142        (559)       (997)
                                       --------    --------    --------    --------    --------
Income before income taxes
  and minority interest                  43,753      33,290      23,049      13,516      13,553

Provision for income taxes               17,767      13,569       8,927       8,098       5,517
Minority interest                             -           -           -         (33)         66
                                       --------    --------    --------    --------    --------
Net income                             $ 25,986    $ 19,721    $ 14,122    $  5,451    $  7,970
                                       ========    ========    ========    ========    ========
Diluted net income per share
  of common stock                      $   2.17    $   1.68    $   1.23    $   0.51    $   0.89
                                       ========    ========    ========    ========    ========

Dividends per share of common stock    $     -     $      -    $      -    $      -    $   .055
                                       ========    ========    ========    ========    ========


                                                          As of December 31,
                                       --------------------------------------------------------
(Dollars in thousands)                   1996        1995        1994        1993        1992
                                       --------    --------    --------    --------    --------

BALANCE SHEET DATA:
Working capital                        $ 83,297    $ 70,676    $ 51,984    $ 44,127    $ 24,526
Property, plant and equipment, net       42,925      28,688      26,420      20,843      13,551
Total assets                            150,765     122,521      96,642      80,311      58,325
Total debt                                   30           -          20           -      14,998
Total liabilities                        21,814      20,224      15,089      13,789      25,487
Total shareholders' equity              128,951     102,297      81,553      66,522      32,535



SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    1997                                            1996
                                --------------------------------------------    --------------------------------------------
(Dollars in thousands,           Fourth      Third       Second       First      Fourth      Third       Second      First
except per share data)          Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                                --------    --------    --------    --------    --------    --------    --------    --------

Net sales                       $ 59,767    $ 68,825    $ 65,555    $ 51,927    $ 50,063    $ 57,129    $ 51,760    $ 43,457
Cost of sales                     37,079      40,364      39,228      32,609      30,088      34,441      31,509      28,356
                                --------    --------    --------    --------    --------    --------    --------    --------
Gross profit                      22,688      28,461      26,327      19,318      19,975      22,688      20,251      15,101

Selling expense                    5,645       5,893       6,367       5,208       5,202       4,929       5,463       4,510
General and
  administrative expense           7,084       8,665       8,078       6,226       6,648       7,034       6,225       5,128
Compensation related to
  stock plans                         15         290           -           -         180           -           -           -
                                --------    --------    --------    --------    --------    --------    --------    --------
Income from operations             9,944      13,613      11,882       7,884       7,945      10,725       8,563       5,463

Interest income (expense), net       181         106         (18)        160         269         175          97          54
                                --------    --------    --------    --------    --------    --------    --------    --------
Income before income taxes        10,125      13,719      11,864       8,044       8,214      10,900       8,660       5,517

Provision for income taxes         4,106       5,531       4,843       3,287       3,316       4,507       3,492       2,254
                                --------    --------    --------    --------    --------    --------    --------    --------
Net income                      $  6,019    $  8,188    $  7,021    $  4,757    $  4,898    $  6,393    $  5,168    $  3,263
                                ========    ========    ========    ========    ========    ========    ========    ========

Diluted net income per share
  of common stock               $   0.50    $   0.68    $   0.59    $   0.40    $   0.41    $   0.54    $   0.44    $   0.28
                                ========    ========    ========    ========    ========    ========    ========    ========

The Company's results of operations fluctuate from quarter to quarter. The fluctuations are caused by various factors, primarily the increase in construction activity during warmer months of the year. Historically, demand for the Company's products has tended to be somewhat higher in the second and third quarters and somewhat lower in the first and fourth quarters.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed below are forward-looking statements that involve risks and uncertainties, certain of which are discussed in this and in other reports filed by the Company with the Securities and Exchange Commission. Actual results might differ materially from results suggested by any forward-looking statements in this report.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the years ended December 31, 1997, 1996 and 1995, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere herein.

Overview

From 1995 through 1997, annual net sales of the Company increased 46.5% from $168.0 million in 1995 to $246.1 million in 1997. The increase in net sales resulted primarily from increased geographic distribution and a broadening of the Company's customer base and product lines, both internally and through acquisitions. Net sales increased from 1995 to 1997 in all regions of the United States, with above average rates of growth in the Midwestern and Northeastern markets. Expansion into overseas markets also contributed to the net sales growth over the last three years. During the year ended December 31, 1997, gross profit margin increased to 39.3%, from 34.9% in 1995. The increase over the past two years was due primarily to lower material costs as a percentage of net sales, LIFO gains recorded in 1996 and 1997 as compared to a LIFO loss in 1995 and lower overhead costs as a percentage of net sales. Income from operations as a percentage of net sales, increased to 17.6% in 1997 from 13.6% in 1995, despite a 0.5% increase in selling, general and administrative costs as a percentage of net sales.

Results of Operations

The following table sets forth, for the years indicated, the percentage of net sales of certain items in the Company's consolidated statements of operations.

                                              Years Ended December 31,
                                          --------------------------------
                                            1997        1996        1995
                                          --------    --------    --------

  Net sales                                 100.0%      100.0%      100.0%
  Cost of sales                              60.7%       61.5%       65.1%
                                          --------    --------    --------
  Gross profit                               39.3%       38.5%       34.9%
  Selling expense                             9.4%        9.9%       10.2%
  General and administrative expense         12.2%       12.4%       11.0%
  Compensation related to stock plans         0.1%        0.1%           *
                                          --------    --------    --------
  Income from operations                     17.6%       16.1%       13.6%
  Interest income, net                        0.2%        0.3%        0.1%
                                          --------    --------    --------
  Income before income taxes                 17.8%       16.4%       13.7%
  Provision for income taxes                  7.2%        6.7%        5.3%
                                          --------    --------    --------
  Net income                                 10.6%        9.7%        8.4%
                                          ========    ========    ========
-----------
* Less than 0.05%


Comparison of the Years Ended December 31, 1997 and 1996

Net Sales

Net sales increased 21.6% to $246.1 million in 1997 from $202.4 million in 1996. Net sales of Simpson Strong-Tie's products increased 25.3% to $190.6 million in 1997, while net sales of Simpson Dura-Vent's products increased by 10.3% to $55.5 million in 1997. SDV accounted for approximately 22.6% of the Company's total net sales, a decrease from 24.9% in 1996. The increases in net sales at both SST and SDV were primarily due to volume increases, with relatively small increases in average prices. The increase in net sales reflected sales growth throughout the United States, particularly in California and the Northeastern region of the country. International sales increased at a substantial rate, with a significant portion of this increase resulting from the businesses acquired earlier in the year. Contractor distributors and homecenters were the fastest growing connector sales channels. The growth rate of Simpson Strong-Tie's epoxy, seismic and engineered wood product sales remained strong, and SST's acquisition of the Isometric Group's line of mechanical anchor products also contributed significantly to the increase in net sales. Simpson Dura-Vent's sales of chimney products and Direct-Vent products experienced above-average growth.

Gross Profit

Gross profit increased 24.1% to $96.8 million in 1997 from $78.0 million in 1996. As a percentage of net sales, gross profit increased to 39.3% in 1997 from 38.5% in 1996. The increase was primarily due to a reduction as a percentage of net sales in the non-material components of cost of sales, including depreciation on factory equipment, research and development costs, labor, factory overhead costs and shipping and freight. These costs decreased as a percentage of net sales primarily due to the improved absorption of fixed components of these costs because of the increased sales volume. Material costs as a percentage of net sales also decreased slightly relative to 1996. These improvements were offset somewhat by a smaller LIFO gain recorded in 1997 as compared to 1996.

Selling Expense

Selling expense increased 15.0% to $23.1 million in 1997 from $20.1 million in 1996, but decreased as a percentage of net sales. The increase was primarily due to higher personnel costs, including agent commissions, related to the increase in the size of the sales force, which was expanded in 1997 to include manufacturers' representatives who distribute the Company's mechanical anchor product line. This increase was offset slightly by reduced spending on advertising and promotional materials.

General and Administrative Expense

General and administrative expenses increased 20.0% to $30.1 million in 1997 from $25.0 million in 1996, and increased as a percentage of net sales. The increase was primarily due to increased cash profit sharing, as a result of higher operating profit, as well as higher personnel costs, including those associated with the two acquisitions earlier in the year. Partially offsetting the increase was a decrease in expenses because of the 1996 write-off of intangible assets related to Simpson Strong-Tie's operations in the UK.

Acquired European Operations

The Company recorded an after-tax net loss in its combined European operations of $2.4 million in 1997, including $1.0 million in intercompany interest charges, compared to after-tax net losses of $2.8 million in 1996. These losses are primarily associated with the Company's UK operations. Depreciation on purchased capital equipment and administrative and other overhead costs incurred related to the growing operations contributed significantly to the losses. The Company expects the losses in the UK to continue through at least 1998.

Comparison of the Years Ended December 31, 1996 and 1995

Net Sales

Net sales in 1996 increased 20.5% to $202.4 million from $168.0 million in 1995. Net sales of Simpson Strong-Tie products increased 19.8% to $152.1 million in 1996, while net sales of Simpson Dura-Vent products increased by 22.8% to $50.3 million in 1996. SDV accounted for 24.9% of the Company's total net sales, up from 24.4% in 1995. The increases in net sales at both SST and SDV were primarily due to volume increases, with relatively small increases in average prices. The increase in net sales occurred throughout the United States, but was particularly strong in the Northeastern region of the country, primarily as a result of increased home center and dealer distributor business. Sales in California, however, grew at a rate substantially below the overall growth rate. The Company also had above-average growth in export sales, a small but steadily growing part of both the connector and venting businesses. The sales growth rate of DIY, epoxy and seismic products led SST sales, and sales of Direct-Vent products, now sold both to OEMs and through distributors, continued to experience strong growth.

Gross Profit

Gross profit in 1996 increased 33.2% to $78.0 million from $58.6 million in 1995. Gross profit as a percentage of net sales increased to 38.5% in 1996 from 34.9% in 1995. The increase was primarily due to three factors. The first factor was a substantial benefit attributable to the LIFO gain for the year as compared to a LIFO loss in the prior year. Second, the non-material component of cost of sales, which includes research and development costs, direct and indirect labor, factory costs and shipping and freight, decreased slightly as a percentage of net sales primarily due to the increased absorption of the fixed components of these costs resulting from increased sales volume. Finally, raw material costs decreased somewhat relative to 1995. Labor costs as a percentage of net sales remained relatively flat during 1996.

Selling Expense

In 1996, selling expense increased 17.5% to $20.1 million from $17.1 million in 1995. The increase was primarily due to higher advertising and sales promotion expenses, a large percentage of which was targeted toward the retail business. The Company also hired several new Retail Specialists to support the increased home center and DIY business and added several sales people. In addition, the increased sales at Simpson Dura-Vent resulted in proportionately higher commissions and other related costs.

General and Administrative Expense

General and administrative expense increased 35.2% to $25.0 million in 1996 from $18.5 million in 1995. The increase was primarily due to higher cash profit sharing, as a result of higher operating profit, and the write-off of intangible assets related to the Company's UK operations (see "Acquired Operations" below). Also contributing to the increase in general and administrative expense were increased personnel and overhead costs resulting from the addition of administrative staff, including those at the businesses acquired in the second half of 1995.

Interest Income (Expense), net

The Company had interest income of $595,180 in 1996 as compared to $141,535 in 1995. The increase resulted from the higher cash and short-term investment balances during the year.

Provision for Income Taxes

The Company's effective tax rate increased to 40.8% in 1996 from 38.7% in 1995. The lower 1995 tax rate was principally a result of the full recognition of California investment tax credits on equipment purchased for manufacturing and research and development.

Acquired Operations

The Company's United Kingdom operations continued to report losses. While sales there have increased substantially since 1995, largely because of acquisitions, current gross margins are substantially lower than those of the rest of the Company's operations.

In December 1996, the Company completed the purchase of the assets, including $675,000 in equipment, of the Builders Products Division of MiTek Industries Ltd. for approximately $1.0 million. As a result of this acquisition, the Company concluded that additional manufacturing space was needed and that the consolidation of its UK facilities into a single location was advisable. In connection with this consolidation, the Company wrote off approximately $1.1 million of intangible assets associated with the separate UK operations. The Company recorded after-tax net losses in its European operations, including intercompany interest charges and the $1.1 million charge discussed above, of approximately $2.8 million in 1996 compared to after-tax net losses of $1.5 million in 1995. The losses were primarily due to depreciation on purchased capital equipment and administrative and other overhead costs incurred as a result of the growing operations. The Company expects these losses to continue through at least 1998.


Liquidity and Sources of Capital

The Company's liquidity needs arise principally from working capital requirements, capital expenditures and asset acquisitions. During the three years ended December 31, 1997, the Company relied primarily on internally generated funds and its credit facilities to finance these needs. The Company's working capital requirements are seasonal with the highest working capital needs typically occurring in the second and third quarters of the year. Cash and cash equivalents were $19.4 million and $19.8 million at December 31, 1997 and 1996, respectively. Working capital was $83.3 million and $70.7 million at December 31, 1997 and 1996, respectively. As of December 31, 1997, the Company had no significant debt and had available to it unused credit facilities of approximately $22.9 million.

The Company had cash flows from operating activities of $21.1 million, $24.6 million and $13.4 million for 1997, 1996 and 1995, respectively. In 1997, cash was provided by net income of $26.0 million, noncash expenses (such as depreciation and amortization) of $6.7 million and increases in accrued profit sharing and other accrued liabilities totaling $1.6 million. The Company's primary operating cash flow requirements resulted from increased levels of inventory and accounts receivable that are required as the Company's sales increase. In 1997, 1996 and 1995, the Company used cash of $9.1 million, $7.7 million and $5.6 million, respectively, to fund accounts receivable and inventory requirements. In addition, trade accounts payable balances decreased and the deferred tax asset balance increased in 1997, accounting for an aggregate use of an additional $3.4 million in cash. The balance of the cash used in 1997 resulted from changes in the other current asset and liability accounts.

Cash used in investing activities was $21.8 million, $12.3 million and $13.1 million for 1997, 1996 and 1995, respectively. Capital expenditures, related primarily to expanding capacity, increased in 1997 to $16.5 million from $7.4 million in 1996. Included in the 1997 investing activities are the Company's two acquisitions for a total of $9.3 million. The first was an equity purchase for $7.6 million plus an earnout based on future sales increases of three Canadian companies and a related U.S. company, the Isometric Group, that manufactures and distributes a line of mechanical anchors and related products. The second was the purchase of the remaining 66% equity in Patrick Bellion, S.A., a French manufacturer of connector products, for $1.7 million. In addition, $7.3 million in cash was used for real estate and related purchases in 1997. Partially offsetting these purchases was the sale of a short-term investment providing nearly $4.0 million in cash.

Financing activities provided net cash of $0.3 million, $0.5 million and $0.9 million in 1997, 1996 and 1995, respectively. The cash was provided primarily through the exercise of stock options by current and former employees of the Company.

The Company believes that cash generated by operations, borrowings available under its existing credit agreements, the majority of which have been renewed through June 1998, and other available financing will be sufficient for the Company's working capital needs and planned capital expenditures through at least 1998.


Inflation

The Company believes that the effect of inflation on the Company has not been material in recent years, as inflation rates have remained low.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                      SIMPSON MANUFACTURING CO., INC.
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


  Financial Statements
    Report of Independent Accountants.................................. 24
    Consolidated Balance Sheets at December 31, 1997 and 1996.......... 25
    Consolidated Statements of Operations for the years ended
      December 31, 1997, 1996 and 1995................................. 26
    Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995........................... 27
    Consolidated Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995................................. 28
    Notes to the Consolidated Financial Statements..................... 29

  Financial Statement Schedule
    Schedule II - Valuation and Qualifying Accounts.................... 40

                     REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Simpson Manufacturing Co.,
Inc.:

We have audited the financial statements and the financial statement schedule of Simpson Manufacturing Co., Inc. and subsidiaries listed in the index on page 23 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simpson Manufacturing Co., Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                   COOPERS & LYBRAND L.L.P.
San Francisco, California
January 29, 1998

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                       December 31,
                                               ----------------------------
                                                   1997            1996
                                               ------------    ------------

             ASSETS
Current assets
  Cash and cash equivalents                    $ 19,418,689    $ 19,815,297
  Short-term investments                                  -       3,896,428
  Trade accounts receivable, net                 24,625,568      20,930,490
  Inventories                                    54,982,945      42,247,777
  Deferred income taxes                           3,536,750       2,919,455
  Other current assets                            1,723,586         956,565
                                               ------------    ------------
    Total current assets                        104,287,538      90,766,012

Property, plant and equipment, net               42,925,088      28,687,635
Investments                                         559,200       1,382,578
Other noncurrent assets                           2,993,114       1,684,548
                                               ------------    ------------
      Total assets                             $150,764,940    $122,520,773
                                               ============    ============


    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                $     29,605    $          -
  Trade accounts payable                          8,813,196      10,063,828
  Accrued liabilities                             5,506,903       4,137,648
  Accrued profit sharing trust contributions      2,886,875       2,446,001
  Accrued cash profit sharing and commissions     3,094,834       2,292,057
  Accrued workers' compensation                     659,272         809,272
  Income taxes payable                                    -         341,626
                                               ------------    ------------
    Total current liabilities                    20,990,685      20,090,432

Long-term liabilities                               823,732         133,333
                                               ------------    ------------
      Total liabilities                          21,814,417      20,223,765
                                               ------------    ------------

Commitments and contingencies (Note 9)

Shareholders' equity
  Preferred Stock, without par value;
    authorized shares, 5,000,000; issued
    and outstanding shares, none                          -               -
  Common Stock, without par value;
    authorized shares, 20,000,000;
    issued and outstanding shares,
    11,451,018, and 11,517,113 at
    December 31, 1996 and 1997                   32,377,563      31,233,648
  Retained earnings                              96,848,685      70,862,906
  Cumulative translation adjustment                (275,725)        200,454
                                               ------------    ------------
    Total shareholders' equity                  128,950,523     102,297,008
                                               ------------    ------------
      Total liabilities and
        shareholders' equity                   $150,764,940    $122,520,773
                                               ============    ============


               The accompanying notes are an integral part of
                  these consolidated financial statements.

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Years Ended December 31,
                                     --------------------------------------------
                                         1997            1996            1995
                                     ------------    ------------    ------------

Net sales                            $246,074,446    $202,408,917    $167,957,955
Cost of sales                         149,279,718     124,394,086     109,368,027
                                     ------------    ------------    ------------
    Gross profit                       96,794,728      78,014,831      58,589,928

Operating expenses
  Selling                              23,113,344      20,104,344      17,109,325
  General and administrative           30,052,669      25,035,874      18,512,003
  Compensation related to
    stock plans (Note 13)                 305,038         180,155          61,250
                                     ------------    ------------    ------------
                                       53,471,051      45,320,373      35,682,578

    Income from operations             43,323,677      32,694,458      22,907,350

Interest income, net                      429,102         595,180         141,535
                                     ------------    ------------    ------------

    Income before income taxes         43,752,779      33,289,638      23,048,885

Provision for income taxes             17,767,000      13,569,000       8,927,000
                                     ------------    ------------    ------------

      Net income                     $ 25,985,779    $ 19,720,638    $ 14,121,885
                                     ============    ============    ============

Net income per common share
  Basic                              $       2.26    $       1.73    $       1.25
  Diluted                            $       2.17    $       1.68    $       1.23

Number of shares outstanding
  Basic                                11,474,592      11,424,945      11,316,673
  Diluted                              11,965,950      11,755,184      11,460,567


               The accompanying notes are an integral part of
                  these consolidated financial statements.

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997



                                           Common Stock                             Cumulative
                                   ----------------------------      Retained      Translation
                                      Shares          Amount         Earnings       Adjustment        Total
                                   ------------    ------------    ------------    ------------    ------------

Balance, January 1, 1995             11,275,196    $ 29,580,365    $ 37,020,383    $    (78,715)   $ 66,522,033
  Options exercised                      82,231         749,156               -               -         749,156
  Tax benefit of options exercised            -          78,395               -               -          78,395
  Common stock issued at
    $9.75 per share                         800           7,800               -              -            7,800
  Translation adjustment                      -               -               -          73,421          73,421
  Net income                                  -               -      14,121,885               -      14,121,885
                                   ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1995           11,358,227      30,415,716      51,142,268          (5,294)     81,552,690
  Options exercised                      90,191         526,415               -               -         526,415
  Tax benefit of options exercised            -         256,417               -               -         256,417
  Common stock issued at
    $13.50 per share                      2,600          35,100               -               -          35,100
  Translation adjustment                      -               -               -         205,748         205,748
  Net income                                  -               -      19,720,638               -      19,720,638
                                   ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1996           11,451,018      31,233,648      70,862,906         200,454     102,297,008
  Options exercised                      61,595         451,282               -               -         451,282
  Tax benefit of options exercised            -         589,133               -               -         589,133
  Common stock issued at
    $23.00 per share                      4,500         103,500               -               -         103,500
  Translation adjustment                      -               -               -        (476,179)       (476,179)
  Net income                                  -               -      25,985,779               -      25,985,779
                                   ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1997           11,517,113    $ 32,377,563    $ 96,848,685    $  (275,725)    $128,950,523
                                   ============    ============    ============    ============    ============



               The accompanying notes are an integral part of
                  these consolidated financial statements.

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Year Ended December 31,
                                              --------------------------------------------
                                                  1997            1996            1995
                                              ------------    ------------    ------------

Cash flows from operating activities
  Net income                                  $ 25,985,779    $ 19,720,638    $ 14,121,885
                                              ------------    ------------    ------------
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Loss (gain) on sale of capital equipment       (11,194)        (16,262)         11,558
    Depreciation and amortization                6,712,157       7,197,718       5,291,466
    Deferred income taxes and other
     long-term liabilities                        (946,542)       (212,450)         65,000
    Equity in income of affiliates                (142,500)       (107,000)        (24,554)
    Noncash compensation related to
     stock plans                                   103,500          35,100          61,250
    Changes in operating assets and
     liabilities, net of effects of
     acquisitions:
      Trade accounts receivable, net            (2,277,797)       (190,608)     (2,916,665)
      Inventories                               (6,867,089)     (7,500,960)     (2,655,355)
      Other current assets                        (700,537)        278,047        (951,314)
      Other noncurrent assets                      (14,450)       (800,840)       (256,380)
      Trade accounts payable                    (2,429,650)      2,688,814         665,976
      Accrued liabilities                          379,910         751,120         307,968
      Accrued profit sharing trust
       contributions                               440,874         446,262         279,135
      Accrued cash profit sharing and
       commission                                  802,777       1,002,913         (45,982)
      Accrued workers' compensation               (150,000)        (32,853)        (55,000)
      Income taxes payable                         247,507       1,349,876        (500,661)
                                              ------------    ------------    ------------
        Total adjustments                       (4,853,034)      4,888,877        (723,558)
                                              ------------    ------------    ------------

          Net cash provided by
           operating activities                 21,132,745      24,609,515      13,398,327
                                              ------------    ------------    ------------

Cash flows from investing activities
  Capital expenditures                         (16,548,350)     (7,364,326)    (10,049,629)
  Proceeds from sale of equipment                   65,327          57,787          22,225
  Asset acquisitions, net of cash acquired
   and equity interest already owned            (9,336,142)     (1,041,780)     (2,414,114)
  Purchase of short-term investment                      -      (3,896,428)              -
  Proceeds from sale of short-term investments   3,995,333               -               -
  Equity investments                                     -         (11,637)       (667,002)
                                              ------------    ------------    ------------
          Net cash used in investing
           activities                          (21,823,832)    (12,256,384)    (13,108,520)
                                              ------------    ------------    ------------

Cash flows from financing activities
  Issuance of debt                                       -               -          20,037
  Repayment of debt                               (260,304)        (20,037)              -
  Issuance of Company's common stock               554,783         526,415         835,351
                                              ------------    ------------    ------------
          Net cash provided by
           financing activities                    294,479         506,378         855,388
                                              ------------    ------------    ------------

            Net increase (decrease) in cash
              and cash equivalents                (396,608)     12,859,509       1,145,195
Cash and cash equivalents at
 beginning of period                            19,815,297       6,955,788       5,810,593
                                              ------------    ------------    ------------
Cash and cash equivalents at end of period    $ 19,418,689    $ 19,815,297    $  6,955,788
                                              ============    ============    ============

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for
  Interest                                    $     80,071    $     31,311    $     35,045
                                              ============    ============    ============
  Income taxes                                $ 19,564,663    $ 13,036,713    $  8,961,714
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

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Operations and Summary of Significant Accounting Policies

Nature of Operations

Simpson Manufacturing Co., Inc., through its subsidiaries Simpson Strong-Tie Company Inc. and Simpson Dura-Vent Company, Inc. and its other subsidiaries (collectively, the "Company"), designs, engineers and manufactures wood-to-wood, wood-to-concrete and wood-to-masonry connectors and venting systems for gas and wood burning appliances and markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself markets.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries. Investments in less than 50% owned affiliates are accounted for using the equity method. All significant intercompany transactions have been eliminated.

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

Inventory Valuation

Inventories are valued at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method, except in Europe and Canada, where inventories of approximately $4,782,000 and $1,483,000 at December 31, 1997 and 1996, respectively, are valued using the first-in, first-out
(FIFO) method.

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

Product Research and Development Costs

Product research and development costs, which are included in cost of sales, were charged against income as incurred and approximated $1,280,000, $1,312,000 and $1,180,000 in 1997, 1996 and 1995, respectively.

Tooling Costs

Tool and die costs are included in product costs in the year incurred.

Income Taxes

Income taxes are calculated using an asset and liability approach. The provision for income taxes includes federal and state taxes currently payable and deferred taxes, due to temporary differences between the financial statement and tax bases of assets and liabilities. In addition, the future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Foreign Currency Translation

The local currency is the functional currency of the Company's operating branches in Europe and Canada. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the year. The translation adjustment resulting from this process is shown separately as a component of shareholders' equity. Foreign currency transaction gains or losses are included in the determination of net income.

Common Stock

Subject to the rights of holders of any Preferred Stock that may be issued in the future, holders of Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors (the "Board") out of funds legally available therefor and in the event of liquidation, dissolution or winding-up of the Company, to share ratably in all assets available for distribution. The holders of Common Stock have no preemptive or conversion rights. Subject to the rights of any Preferred Stock that may be issued in the future, the holders of Common Stock are entitled to one vote per share on any matter submitted to a vote of the shareholders, except that, on giving notice as required by law and subject to compliance with other statutory conditions, shareholders may cumulate their votes in an election of directors, and each shareholder may give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of shares held by such shareholder or may distribute such shareholder's votes on the same principle among as many candidates as such shareholder thinks fit. There are no redemption or sinking fund provisions applicable to the Common Stock.

Preferred Stock

The Board has the authority to issue the authorized and unissued Preferred Stock in one or more series with such designations, rights and preferences as may be determined from time to time by the Board. Accordingly, the Board is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company's Common Stock.

Net Income per Common Share

Basic net income per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per share ("EPS") to diluted EPS:


                                   1997                                 1996                                 1995
                   -----------------------------------  -----------------------------------  -----------------------------------
                                                 Per                                  Per                                  Per
                      Income        Shares      Share      Income        Shares      Share      Income        Shares      Share
                   ------------  ------------  -------  ------------  ------------  -------  ------------  ------------  -------

Basic EPS
Income available
 to common
 shareholders      $ 25,985,779    11,474,592  $  2.26  $ 19,720,638    11,424,945  $  1.73  $ 14,121,885    11,316,673  $  1.25
                                               =======                              =======                              =======

Effect of Dilutive
 Securities
Stock options                 -       491,358    (0.09)            -       330,239    (0.05)            -       143,894    (0.02)
                   ------------  ------------  -------  ------------  ------------  -------  ------------  ------------  -------

Diluted EPS
Income available
 to common
 shareholders      $ 25,985,779    11,965,950  $  2.17  $ 19,720,638    11,755,184  $  1.68  $ 14,121,885    11,460,567  $  1.23
                   ============  ============  =======  ============  ============  =======  ============  ============  =======



Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in U.S. Treasury instruments and trade accounts receivable. The Company maintains its cash in demand deposit and money market accounts held primarily by two banks.

Adoption of Statements of Financial Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS Nos. 130 and 131 are effective for financial statements issued for periods beginning after December 15, 1997, and accordingly, management has not determined the effect, if any, on the Company's financial statements for its fiscal year ended December 31, 1997.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 1997 presentation with no effect on net income as previously reported.


2.  Acquisitions

In March 1997, the Company and its subsidiaries completed two acquisitions. The first was a purchase of three Canadian companies and a related U.S. company, the Isometric Group, which manufacture and distribute a line of mechanical anchors and related products. The acquisition price was approximately $7.6 million plus an earnout based on future sales increases. The second was the purchase, for approximately $1.7 million, of the remaining 66% equity in Patrick Bellion, S.A., a French manufacturer of connector products (see Note 6).

In December 1996, Simpson Strong-Tie International, Inc. ("SSTI"), a subsidiary of the Company, purchased the assets, including $675,000 in equipment, of the Builders Products Division of MiTek Industries Ltd. ("MiTek") for approximately $1,040,000. The remaining $365,000 of the purchase price represents the excess of the purchase price over the fair value of the assets acquired. In conjunction with the purchase of the assets, SSTI also agreed to supply MiTek and its customers with connector products. As a result of this acquisition, the Company determined that additional manufacturing space was needed and began the consolidation of its UK facilities into a single location. In connection with this consolidation, the intangible assets associated with the MiTek acquisition, the Truline Group Ltd. ("Truline") acquisition in 1995, and the Stokes of Cannock Ltd. acquisition in 1994, were written off during 1996.

In September 1995, the Company acquired the remaining 75% of the equity of a U.S. company, Ackerman Johnson Fastening Systems, Inc., for $800,000 in cash and $200,000 for an agreement not to compete for three years (see Note
6). In addition, in October 1995, the Company purchased for approximately $1,450,000 in cash the assets of Truline, a manufacturer and distributor of wall starter systems located in Chelmsford, England. Approximately $1,100,000, $725,000 of which was written off during 1996, of the costs of these two acquisitions represents the excess of the purchase price over the fair value of the assets acquired and is being amortized over ten years using the straight-line method. These acquisitions have been accounted for under the purchase method of accounting. The pro forma effect on the Company's consolidated revenue, net income and net income per share, as if these acquisitions occurred at the beginning of the period, is immaterial in all years presented.


3.  Trade Accounts Receivable

Trade accounts receivable consist of the following:


                                                       December 31,
                                               ----------------------------
                                                   1997            1996
                                               ------------    ------------

Trade accounts receivable                      $ 26,398,046    $ 22,242,827
Allowance for doubtful accounts                  (1,539,691)     (1,108,950)
Allowance for sales discounts                      (232,787)       (203,387)
                                               ------------    ------------
                                               $ 24,625,568    $ 20,930,490
                                               ============    ============


The Company sells product on credit and generally does not require collateral.


4.  Inventories

The components of inventories consist of the following:


                                                       December 31,
                                               ----------------------------
                                                   1997            1996
                                               ------------    ------------

Raw materials                                  $ 17,882,930    $  5,107,660
In-process products                               5,384,709       3,763,634
Finished products                                31,715,306      23,376,483
                                               ------------    ------------
                                               $ 54,982,945    $ 42,247,777
                                               ============    ============


At December 31, 1997 and 1996, the replacement value of LIFO inventories exceeded LIFO cost by approximately $852,000 and $1,186,000, respectively.

5.  Property, Plant and Equipment, net

Property, plant and equipment consists of the following:


                                                       December 31,
                                               ----------------------------
                                                   1997            1996
                                               ------------    ------------

Land                                           $  3,366,519    $  2,065,682
Buildings and site improvements                  17,165,509      10,379,901
Leasehold improvements                            3,474,278       2,869,612
Machinery and equipment                          55,400,034      46,311,624
                                               ------------    ------------
                                                 79,406,340      61,626,819
Less accumulated depreciation and amortization  (41,986,005)    (35,916,354)
                                               ------------    ------------
                                                 37,420,335      25,710,465
Capital projects in progress                      5,504,753       2,977,170
                                               ------------    ------------
                                               $ 42,925,088    $ 28,687,635
                                               ============    ============


Included in property, plant and equipment at December 31, 1997 and 1996, are fully depreciated assets with an original cost of approximately $20,104,000 and $17,181,665, respectively. These fully depreciated assets are still in use in the Company's operations.


6.  Investments

In 1995, Simpson Strong-Tie Company Inc. acquired a 34% interest in Patrick Bellion S.A., a French manufacturer and distributor of connector products, for approximately $850,000 in cash. The Company exercised its option to purchase the remaining 66% in March 1997 and no longer accounts for this investment under the equity method (see Note 2). The Company's 49% investment in Bulldog-Simpson GmbH is accounted for using the equity method. The Company's equity in the earnings or losses of its equity investments was not material in any of the three years in the period ended December 31, 1997.

In 1995, Simpson Strong-Tie Company Inc. acquired the remaining 75% interest in Ackerman-Johnson Fastening Systems Inc. (see Note 2) and no longer accounts for this investment under the equity method.


7.  Accrued Liabilities

Accrued liabilities consist of the following:


                                                       December 31,
                                               ----------------------------
                                                   1997            1996
                                               ------------    ------------

Sales incentive and advertising allowances     $  2,686,390    $  1,470,656
Vacation liability                                1,091,718       1,062,569
Other                                             1,728,795       1,604,423
                                               ------------    ------------
                                               $  5,506,903    $  4,137,648
                                               ============    ============


8.  Debt

The outstanding debt at December 31, 1997 and 1996, and the available credit at December 31, 1997, consisted of the following:


                                               Available
                                               on Credit            Debt Outstanding
                                              Facility at            at December 31,
                                              December 31,    ----------------------------
                                                  1997            1997            1996
                                              ------------    ------------    ------------

Revolving line of credit, interest at
 bank's reference rate (at December 31,
 1997, the bank's reference rate was 8.50%),
 matures June 1998, commitment fees are
 paid at the annual rate of 0.125% on the
 unused portion of the facility               $ 13,537,127    $          -    $          -

Revolving line of credit, interest at
 bank's prime rate (at December 31, 1997,
 the bank's prime rate was 8.50%), matures
 June 1998, commitment fees are paid at
 the annual rate of 0.125% on the unused
 portion of the facility                         4,937,129               -               -

Revolving term commitment, interest at
 bank's prime rate (at December 31, 1997,
 the bank's prime rate was 8.50%), matures
 June 1998, commitment fees are paid at
 the annual rate of 0.125% on the unused
 portion of the facility                         4,000,000               -               -

Revolving line of credit, interest rate at
 the bank's base rate of interest plus 2%
 (at December 31, 1997, this rate was 9.25%),
 matures June 1998, has an annual commission
 charge of 0.45%                                   411,000               -               -


Standby letter of credit facilities                525,744               -               -

Other notes payable                                      -          29,605               -
                                              ------------    ------------    ------------
                                                23,411,000     $    29,605      $        -
                                                              ============    ============
Less standby letters of credit issued
 and outstanding                                  (525,744)
                                              ------------
Net credit available                          $ 22,885,256
                                              ============


The revolving lines of credit are guaranteed by the Company and its subsidiaries. At December 31, 1997, the Company has two outstanding standby letters of credit. These letters of credit, in the aggregate amount of $525,744, are used to support the Company's self-insured workers' compensation insurance requirements. These letters of credit mature in June 1998. Other notes payable represent debt associated with foreign businesses acquired in March 1997.

9.  Commitments and Contingencies

Leases

Certain properties occupied by the Company are leased. The leases expire at various dates through 2012 and generally require the Company to assume the obligations for insurance, property taxes, and maintenance of the facilities.

Some of the properties are leased from partnerships formed by certain current and former Company shareholders, directors, officers and employees. Rental expenses under these related party leases are as follows:


                                             Years Ended December 31,
                                   --------------------------------------------
                                       1997            1996            1995
                                   ------------    ------------    ------------

Simpson Investment Company         $    185,100    $    185,100    $    185,100
Doolittle Investors                     239,400         231,096         230,438
Vacaville Investors                     437,640         437,640         437,640
Vicksburg Investors                     334,279         329,017         322,289
Columbus Westbelt Investment Co.        581,064         581,064         418,525
McKinney Investors                            -               -          70,620
                                   ------------    ------------    ------------
                                   $  1,777,483    $  1,763,917    $  1,664,612
                                   ============    ============    ============


Rental expense for 1997, 1996 and 1995 with respect to all other leased property was approximately $2,128,000, $1,170,000 and $1,120,000, respectively.

At December 31, 1997, minimum rental commitments under all noncancelable leases are as follows:

          1998                           $  4,567,098
          1999                              4,106,596
          2000                              4,012,430
          2001                              3,511,765
          2002                              2,752,470
          Thereafter                       10,161,126
                                         ------------
                                         $ 29,111,485
                                         ============

Some of these minimum rental commitments involve the related parties described above, contain renewal options, and provide for periodic rental adjustments based on changes in the consumer price index or current market rental rates.

In January 1998, Simpson Strong-Tie International, Inc. ("SSTI") signed the lease, to which it was previously committed, for its recently completed facility in the United Kingdom. The facility is approximately 78,000 square feet and will be used for SSTI's UK operations. The nominal term of the lease is 25 years but includes an option to terminate without penalty in either the fifteenth or twentieth year upon one year written notice by SSTI. As such, future minimum rental payments associated with the first 15 years of this lease are included in minimum rental commitments in the table above. Also in January 1998, the Company issued a letter of credit in the amount of approximately $773,000 to guarantee performance with regard to this lease.

The Company has a commitment to purchase a 48,000 square foot building which it currently leases in San Leandro, California, for approximately $1,975,000. This purchase is expected to close in the third quarter of 1998 and future minimum rental payments associated with this property have been excluded from the minimum rental commitments in the above table after the expected purchase date. In addition, the Company has commenced the construction of a new manufacturing and distribution facility for Simpson Dura-Vent Company, Inc. in Ceres, Mississippi, to replace its existing facility in Vicksburg, Mississippi. The facility is expected to be 302,000 square feet and is expected to cost approximately $5.9 million. The Company plans to complete and occupy this facility in mid 1998.

Environmental

At two of the Company's operating facilities, evidence of contamination resulting from activities of prior occupants was discovered. The Company took certain remedial actions at one facility in 1990 and is considering what additional action, if any, may be required. The Company has been informed by the lessor of the other facility, Vicksburg Investors, that appropriate remedial action has been taken. The Company does not believe that either of these matters will have a material adverse effect on its financial position or results of operations.

Litigation

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.


10.  Income Taxes

The provision for income taxes consists of the following:


                                     Years Ended December 31,
                           --------------------------------------------
                               1997            1996            1995
                           ------------    ------------    ------------

Current
  Federal                  $ 15,546,000    $ 11,989,000    $  7,536,000
  State                       3,115,000       2,353,000       1,526,000
  Foreign                       145,000               -               -
Deferred                     (1,039,000)       (773,000)       (135,000)
                           ------------    ------------    ------------
                           $ 17,767,000    $ 13,569,000    $  8,927,000
                           ============    ============    ============


Reconciliations between the statutory federal income tax rates and the Company's effective income tax rates as a percentage of income before income taxes are as follows:

                                              Years Ended December 31,
                                          --------------------------------
                                            1997        1996        1995
                                          --------    --------    --------

Federal tax rate                             35.0%       35.0%       35.0%
State taxes, net of federal benefit           4.2%        4.7%        5.0%
Other                                         1.4%        1.1%      (1.3)%
                                          --------    --------    --------
  Effective income tax rate                  40.6%       40.8%       38.7%
                                          ========    ========    ========


The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 1997, 1996 and 1995, are as follows:


                                             Years Ended December 31,
                                   --------------------------------------------
                                       1997            1996            1995
                                   ------------    ------------    ------------

Current deferred tax assets
  State tax                        $  1,037,753    $    795,671    $    533,943
  Compensation related to
   stock plans                          140,579         165,967         246,514
  Workers' compensation                 155,416          89,657         101,815
  Health claims                         272,393         213,476         198,333
  Vacation                              416,268         422,392         367,379
  Accounts receivable allowance         602,802         464,681         456,977
  Inventory allowance                   477,304         359,646         235,923
  Sales incentive and
   advertising allowances               206,210         237,050         508,457
  Other                                 228,025         170,915         101,114
                                   ------------    ------------    ------------
                                   $  3,536,750    $  2,919,455    $  2,750,455
                                   ============    ============    ============

Long-term deferred tax assets (liabilities)
  Depreciation                     $    639,063    $    255,683    $    222,355
  Goodwill amortization                 574,269         545,068          (6,866)
  Other                                (402,545)       (174,255)       (238,706)
                                   ------------    ------------    ------------
                                   $    810,787    $    626,496    $    (23,217)
                                   ============    ============    ============


No valuation allowance has been recorded for deferred tax assets for the years ended December 31, 1997, 1996 and 1995, due to the Company's taxable income in 1997 and prior years.


11.  Profit Sharing and Pension Plans

The Company has four profit sharing plans covering substantially all salaried employees and nonunion hourly employees. Two of the plans, covering U.S. employees, provide for annual contributions in amounts the Board of Directors may authorize, subject to certain limitations, but in no event more than the amount permitted under the Internal Revenue Code as deductible expense. The other two plans, covering the Company's European employees, require the Company to make contributions ranging from three to ten percent of the employee's compensation. The total cost for these four profit sharing plans for the years ended December 31, 1997, 1996 and 1995, was approximately $2,775,000, $2,469,000 and $2,036,000, respectively.

The Company also contributes to various industry-wide, union-sponsored defined benefit pension funds for union, hourly employees. Payments to these funds aggregated approximately $708,000, $667,000 and $486,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


12.  Related Party Transactions

The Chairman and the President and Chief Executive Officer of the Company, who are directors and principal shareholders of the Company, served as directors and officers of the Simpson PSB Fund (a charitable organization) until October 1997. The Company contributed $207,156 and $50,000 to this organization in 1997 and 1996, respectively.

Refer to Note 9 regarding related party transactions involving Company leases.

13.  Stock Bonus and Stock Options Plans

The Company applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its non-qualified stock option plan as stock options granted under this plan have an exercise price equal to 100% of the market price on the date of grant. If the compensation cost for this plan had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the pro forma effect on the Company's net income and earnings per share in 1997, 1996 and 1995 would have been:


                                             Years Ended December 31,
                                   --------------------------------------------
                                       1997            1996            1995
                                   ------------    ------------    ------------

Net income as reported             $ 25,985,779    $ 19,720,638    $ 14,121,885
Pro forma                            25,479,439      19,442,196      14,006,182

Diluted earnings per share,
 as reported                               2.17            1.68            1.23
Pro forma                                  2.13            1.65            1.22


The fair value of each option granted was estimated on the date of grant using the Black-Sholes option-pricing model with the following assumptions for 1997, 1996 and 1995, respectively: risk-free interest rate of 5.5% for all years; no dividend yield for all years; expected lives of 6.1, 6.0 and
6.0 years; and volatility of 27.5% for all years. The weighted average fair value per share of options granted during 1997, 1996 and 1995 was $13.17, $9.07 and $5.29, respectively.

The Company currently has two stock option plans. The first is principally for the Company's employees and the second is for the Company's independent directors. During the last three years, the Company met most of the operating goals established for its two stock option plans and accordingly, has committed to grant options to purchase 122,250 shares for 1997 and has granted options to purchase 119,750 and 92,250 shares for 1996 and 1995, respectively. These options have an exercise price range of $33.31 to $36.64 per share and $23.00 to $29.25 per share for 1997 and 1996, respectively, and an exercise price of $13.50 per share for 1995.

The following table summarizes the Company's stock option activity for the years ended December 31, 1997, 1996 and 1995:


                                           1997                     1996                     1995
                                  ----------------------  ----------------------  ----------------------
                                              Weighted-               Weighted-                Weighted-
                                               Average                 Average                  Average
                                               Exercise                Exercise                 Exercise
   Non-Qualified Stock Options      Shares      Price       Shares      Price       Shares       Price
--------------------------------  ----------  ----------  ----------  ----------  ----------  ----------

Outstanding at beginning of year     922,734  $    11.29     904,114  $     9.22     895,429  $     8.77
  Granted                            122,250       33.32     110,750       23.12      92,250       13.50
  Additional grants                        -           -       9,000       23.00           -           -
  Exercised                          (61,595)       7.33     (90,191)       5.84     (82,231)       9.11
  Forfeited                           (4,972)      18.66     (10,939)      13.30      (1,334)      10.25
                                  ----------              ----------               ---------
Outstanding at end of year           978,417       14.27     922,734       11.29     904,114        9.22
                                  ==========              ==========               =========




The number of stock options exercisable at the end of 1997, 1996 and 1995 was 700,497, 694,779 and 736,740, respectively.

The following table summarizes information about the Company's stock options outstanding at December 31, 1997:



                                            Options Outstanding                     Options Exercisable
                                --------------------------------------------    ----------------------------
                                                 Weighted-
                                  Number          Average        Weighted-        Number         Weighted-
                                Outstanding      Remaining        Average       Outstanding       Average
                                at December     Contractual       Exercise      at December       Exercise
  Range of Exercise Prices        31, 1997          Life           Price          31, 1997         Price
----------------------------    ------------    ------------    ------------    ------------    ------------


                       $3.64         170,028       3.3 years    $       3.64         170,028    $       3.64
                      $11.50         401,974       3.4 years           11.50         401,974           11.50
            $10.00 to $11.28          93,248       4.1 years           10.24          66,181           10.23
                      $13.50          75,209       5.0 years           13.50          36,038           13.50
            $23.00 to $29.25         115,708       6.0 years           23.12          24,276           23.51
            $33.31 to $36.64         122,250       7.0 years           33.32           2,000           33.00
             $3.64 to $36.64         978,417       4.3 years           14.27         700,497            9.96



The Company also maintains a Stock Bonus Plan whereby for each ten years of continuous employment with the Company each employee who does not participate in the Company's stock option plans receives 100 shares of common stock. In 1997, 1996 and 1995, the Company committed to issue 5,300, 4,500 and 2,600 shares, resulting in compensation charges of $305,038, $180,155 and $61,250, respectively. The shares are issued in the year following the year in which they are earned.


                                                           SCHEDULE II

            SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES

                   VALUATION AND QUALIFYING ACCOUNTS
          for the years ended December 31, 1997, 1996 and 1995

              Column A                    Column B                Column C                Column D        Column E
                                                                  Additions
                                                        ----------------------------
                                                          Charged         Charged
                                         Balance at       to Costs        to Other                        Balance
                                         Beginning          and          Accounts -                        at End
           Classification                 of Year         Expenses       Write-offs      Deductions       of Year
------------------------------------    ------------    ------------    ------------    ------------    ------------

YEAR ENDED DECEMBER 31, 1997
  Allowance for doubtful accounts       $  1,108,950    $  1,010,012    $          -    $    579,271    $  1,539,691
  Allowance for obsolete inventory           648,881         220,000               -         126,303         742,578

YEAR ENDED DECEMBER 31, 1996
  Allowance for doubtful accounts            931,321         607,354               -         429,725       1,108,950
  Allowance for obsolete inventory           389,611          60,000         270,994          71,724         648,881

YEAR ENDED DECEMBER 31, 1995
  Allowance for doubtful accounts          1,269,587         443,000               -         781,266         931,321
  Allowance for obsolete inventory           469,921         120,000               -         200,310         389,611


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 20, 1998, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 1997, which will set forth certain information with respect to the directors and executive officers of the Registrant and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 20, 1998, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 1997, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 20, 1998, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 1997, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 20, 1998, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 1997, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     a.  Exhibits

         10.1 Industrial Building Lease, dated as of January 16, 1998, between Simpson Strong-Tie Company Inc. and Gerald and Susan Hagel.
         10.2 Industrial Building Lease, dated November 10, 1997, between Simpson Strong-Tie Company Inc. and Pearson-Enfield Development Company LLC.
         10.3 First Amendment to Credit Agreement dated January 15, 1997, dated March 2, 1998, between Simpson Manufacturing Co., Inc. and Wells Fargo Bank, N.A.
         10.4 Amendment to Loan Agreement dated January 14, 1997, dated January 30, 1998, between Simpson Manufacturing Co., Inc. and Union Bank of California, N.A.
         11.  Statement re computation of earnings per share.
         21.  List of Subsidiaries of the Registrant.
         23.  Consent of Independent Certified Public Accountants.

     b. No reports on Form 8-K were filed during the last quarter of the period for which this report is filed.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 24, 1998                    Simpson Manufacturing Co., Inc.
        --------------                  -----------------------------------
                                                   (Registrant)


                                    By  /s/Stephen B. Lamson
                                        -----------------------------------
                                                Stephen B. Lamson
                                             Chief Financial Officer
                                           and Duly Authorized Officer
                                                of the Registrant


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

        Signature                       Title                    Date
-------------------------    ---------------------------    --------------

CHIEF EXECUTIVE OFFICER:

  /s/Thomas J Fitzmyers      President, Chief Executive     March 24, 1998
-------------------------    Officer and Director
   (Thomas J Fitzmyers)

CHIEF FINANCIAL OFFICER:

  /s/Stephen B. Lamson       Chief Financial Officer,       March 24, 1998
-------------------------    Secretary and Director
   (Stephen B. Lamson)


DIRECTORS:

  /s/Barclay Simpson         Chairman of the Board          March 24, 1998
-------------------------
    (Barclay Simpson)

  /s/Earl F. Cheit           Director                       March 24, 1998
-------------------------
     (Earl F. Cheit)

  /s/Alan R. McKay           Director                       March 24, 1998
-------------------------
     (Alan R. McKay)

/s/Sunne Wright McPeak       Director                       March 24, 1998
-------------------------
  (Sunne Wright McPeak)

/s/Barry Lawson Williams     Director                       March 24, 1998
-------------------------
 (Barry Lawson Williams)