Form 10-Q
period 1998-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 1998-05-15
CIK 920371

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended:  MARCH 31, 1998
                                 --------------

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    ----------

Commission file number:  0-23804
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


              4637 CHABOT DRIVE, SUITE 200, PLEASANTON, CA 94588
            ------------------------------------------------------
                   (Address of principal executive offices)


   (Registrant's telephone number, including area code):  (925)460-9912


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----

     The number of shares of the Registrant's Common Stock outstanding as of March 31, 1998: 11,551,823
                    ----------

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


             SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       March 31,              December 31,
                                              ----------------------------
                                                      (Unaudited)
                                                  1998            1997            1997
                                              ------------    ------------    ------------

              ASSETS
Current assets
  Cash and cash equivalents                   $ 16,248,992    $  3,812,205    $ 19,418,689
  Trade accounts receivable, net                34,420,498      31,334,018      24,625,568
  Inventories                                   56,766,526      53,716,313      54,982,945
  Deferred income taxes                          3,559,493       3,192,455       3,536,750
  Other current assets                           1,654,769       1,528,651       1,723,586
                                              ------------    ------------    ------------
    Total current assets                       112,650,278      93,583,642     104,287,538

Net property, plant and equipment               46,391,960      35,335,825      42,925,088
Investments                                        548,391         507,127         559,200
Other noncurrent assets                          2,955,917       3,141,989       2,993,114
                                              ------------    ------------    ------------
      Total assets                            $162,546,546    $132,568,583    $150,764,940
                                              ============    ============    ============


  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes Payable                               $     29,147    $    280,895    $     29,605
  Trade accounts payable                        12,793,780      10,919,997       8,813,196
  Accrued liabilities                            4,352,965       3,525,075       5,506,903
  Income taxes payable                           2,293,672       3,381,161               -
  Accrued profit sharing trust contributions     3,812,841       3,142,402       2,886,875
  Accrued cash profit sharing and commissions    2,434,539       2,346,768       3,094,834
  Accrued workers' compensation                    659,272         809,272         659,272
                                              ------------    ------------    ------------
    Total current liabilities                   26,376,216      24,405,570      20,990,685

Deferred income taxes and
  long-term liabilities                            741,918       1,152,981         823,732
                                              ------------    ------------    ------------
    Total liabilities                           27,118,134      25,558,551      21,814,417
                                              ------------    ------------    ------------

Commitments and contingencies (Notes 5 and 6)

Shareholders' equity
  Common stock                                  33,110,912      31,298,619      32,377,563
  Retained earnings                            102,509,459      75,620,180      96,848,685
  Accumulated other comprehensive income          (191,959)         91,233        (275,725)
                                              ------------    ------------    ------------
    Total shareholders' equity                 135,428,412     107,010,032     128,950,523
                                              ------------    ------------    ------------
      Total liabilities and
        shareholders' equity                  $162,546,546    $132,568,583    $150,764,940
                                              ============    ============    ============


           The accompanying notes are an integral part of these condensed consolidated financial statements.

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                  Three Months Ended
                                                      March 31,
                                             ----------------------------
                                                 1998            1997
                                             ------------    ------------
Net sales                                    $ 59,254,549    $ 51,927,222
Cost of sales                                  37,381,156      32,608,564
                                             ------------    ------------
    Gross profit                               21,873,393      19,318,658
                                             ------------    ------------

Operating expenses:
  Selling                                       5,624,774       5,208,264
  General and administrative                    6,864,496       6,226,376
  Compensation related to stock plans              57,000               -
                                             ------------    ------------
                                               12,546,270      11,434,640
                                             ------------    ------------
    Income from operations                      9,327,123       7,884,018

Interest income, net                              206,652         160,256
                                             ------------    ------------
    Income before income taxes                  9,533,775       8,044,274

Provision for income taxes                      3,873,000       3,287,000
                                             ------------    ------------

    Net income                               $  5,660,775    $  4,757,274
                                             ============    ============

Net income per common share
  Basic                                      $       0.49    $       0.42
                                             ============    ============
  Diluted                                    $       0.47    $       0.40
                                             ============    ============

Number of shares outstanding
  Basic                                        11,531,115      11,454,126
                                             ============    ============
  Diluted                                      12,044,490      11,881,875
                                             ============    ============


              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (Unaudited)

                                                  Three Months Ended
                                                      March 31,
                                             ----------------------------
                                                 1998            1997
                                             ------------    ------------
Net income                                   $  5,660,775    $  4,757,274

Other comprehensive income, net of tax:
  Foreign currency translation adjustments        (83,766)        109,221
                                             ------------    ------------
Comprehensive income                         $  5,577,009    $  4,866,495
                                             ============    ============


           The accompanying notes are an integral part of these condensed consolidated financial statements.

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                            Three Months Ended
                                                                March 31,
                                                       ----------------------------
                                                           1998            1997
                                                       ------------    ------------
Cash flows from operating activities
  Net income                                           $  5,660,775    $  4,757,274
                                                       ------------    ------------
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Gain on sale of capital equipment                        (2,000)         (5,000)
    Depreciation and amortization                         2,250,933       1,875,006
    Deferred income taxes and long-term liabilities        (104,560)       (273,000)
    Equity in income of affiliates                                -         (58,000)
    Changes in operating assets and liabilities,
     net of effects of acquisitions:
      Trade accounts receivable                          (9,687,467)     (9,086,908)
      Trade accounts payable                              3,980,584        (264,230)
      Income taxes payable                                2,683,549       3,081,975
      Inventories                                        (1,764,013)     (5,397,833)
      Accrued liabilities                                (1,153,938)     (1,477,517)
      Accrued profit sharing trust contributions            925,966         696,401
      Accrued cash profit sharing and commissions          (660,295)         54,711
      Other current assets                                   68,817        (525,526)
      Other noncurrent assets                               (21,199)        257,531
                                                       ------------    ------------
        Total adjustments                                (3,483,623)    (11,122,390)
                                                       ------------    ------------

        Net cash provided by (used in)
         operating activities                             2,177,152      (6,365,116)
                                                       ------------    ------------

Cash flows from investing activities
  Capital expenditures                                   (5,692,243)     (4,758,625)
  Proceeds from sale of equipment                             2,380           5,000
  Proceeds from sale of short-term investments                    -       3,995,333
  Acquisitions, net of cash and equity
   interest already owned                                         -      (9,183,110)
                                                       ------------    ------------
    Net cash used in investing activities                (5,689,863)     (9,941,402)
                                                       ------------    ------------

Cash flows from financing activities
  Issuance of Company's common stock                        343,472          22,531
  Issuance (repayment) of debt                                 (458)        280,895
                                                       ------------    ------------
    Net cash provided by financing activities               343,014         303,426
                                                       ------------    ------------

      Net decrease in cash and cash equivalents          (3,169,697)    (16,003,092)
Cash and cash equivalents at beginning of period         19,418,689      19,815,297
                                                       ------------    ------------
Cash and cash equivalents at end of period             $ 16,248,992    $  3,812,205
                                                       ============    ============


           The accompanying notes are an integral part of these condensed consolidated financial statements.

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles have been condensed or omitted. These interim statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Simpson Manufacturing Co., Inc.'s (the "Company's") 1997 Annual Report on Form 10-K (the "1997 Annual Report").

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

The following is a reconciliation of basic earnings per share ("EPS") to diluted EPS:


                                      Three Months Ended March 31, 1998            Three Months Ended March 31, 1997
                                                                     Per                                          Per
                                     Income          Shares         Share         Income          Shares         Share
                                  ------------    ------------    ---------    ------------    ------------    ---------

BASIC EPS
Income available to
  common shareholders             $  5,660,775      11,531,115    $    0.49    $  4,757,274      11,454,126    $    0.42

EFFECT OF DILUTIVE SECURITIES
Stock options                                -         513,375        (0.02)              -         427,749        (0.02)
                                  ------------    ------------    ---------    ------------    ------------    ---------

DILUTED EPS
Income available to
  common shareholders             $  5,660,775      12,044,490    $    0.47    $  4,757,274      11,881,875    $    0.40
                                  ============    ============    =========    ============    ============    =========


Newly Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 is effective for annual financial statements issued for periods beginning after December 15, 1997, and accordingly, management has not determined the effect, if any, on the Company's financial statements for the three months ended March 31, 1998.

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" and has presented Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 1998 and 1997. The accompanying balance sheets include accumulated other comprehensive income amounts which consist entirely of foreign currency translation adjustments.


2.  Trade Accounts Receivable

Trade accounts receivable consist of the following:



                                            At March 31,                 At
                                    ----------------------------    December 31,
                                        1998            1997            1997
                                    ------------    ------------    ------------

Trade accounts receivable           $ 35,927,002    $ 33,020,437    $ 26,398,046
Allowance for doubtful accounts       (1,202,182)     (1,386,684)     (1,539,691)
Allowance for sales discounts           (304,322)       (299,735)       (232,787)
                                    ------------    ------------    ------------
                                    $ 34,420,498    $ 31,334,018    $ 24,625,568
                                    ============    ============    ============



3.  Inventories

The components of inventories consist of the following:


                                            At March 31,                 At
                                    ----------------------------    December 31,
                                        1998            1997            1997
                                    ------------    ------------    ------------

Raw materials                       $ 18,619,797    $ 17,577,343    $ 17,882,930
In-process products                    6,091,933       4,431,115       5,384,709
Finished products                     32,054,796      31,707,855      31,715,306
                                    ------------    ------------    ------------
                                    $ 56,766,526    $ 53,716,313    $ 54,982,945
                                    ============    ============    ============



Approximately 91% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of LIFO and are subject to adjustment based upon final year-end inventory amounts. At March 31, 1998 and 1997, and December 31, 1997, the replacement value of LIFO inventories exceeded LIFO cost by approximately $777,000, $1,186,000 and $852,000, respectively.

4.  Net Property, Plant and Equipment

Net property, plant and equipment consists of the following:


                                            At March 31,                 At
                                    ----------------------------    December 31,
                                        1998            1997            1997
                                    ------------    ------------    ------------

Land                                $  3,366,519    $  2,440,682    $  3,366,519
Buildings and site improvements       17,141,278      12,584,599      17,165,509
Leasehold improvements                 3,334,358       2,953,492       3,474,278
Machinery and equipment               56,169,362      49,633,900      55,400,034
                                    ------------    ------------    ------------
                                      80,011,517      67,612,673      79,406,340
Less accumulated depreciation
 and amortization                    (44,210,391)    (37,646,354)    (41,986,005)
                                    ------------    ------------    ------------
                                      35,801,126      29,966,319      37,420,335
Capital projects in progress          10,590,834       5,369,506       5,504,753
                                    ------------    ------------    ------------
                                    $ 46,391,960    $ 35,335,825    $ 42,925,088
                                    ============    ============    ============



5.  Debt

Outstanding debt at March 31, 1998 and 1997, and the available credit at March 31, 1998, consisted of the following:


                                           Available           Debt Outstanding
                                           Credit at             at March 31,
                                           March 31,     ----------------------------
                                             1998            1998            1997
                                         ------------    ------------    ------------

Revolving line of credit,
 interest at bank's  reference
 rate (at March 31, 1998, the
 bank's reference rate was 8.50%),
 expires June 1998                       $ 12,750,066    $          -    $          -

Revolving line of credit, interest
 at bank's prime rate (at March 31,
 1998, the bank's prime rate was
 8.50%), expires June 1998                  4,937,129               -               -

Revolving term commitment, interest
 at bank's prime rate (at March 31,
 1998, the bank's prime rate was
 8.50%), expires June 1998                  4,000,000               -               -

Revolving line of credit, interest
 rate at the bank's base rate of
 interest plus 2%, expires June 1998          411,100               -               -

Standby letter of credit facilities         1,312,806               -               -

Other notes payable                                 -          29,147         280,895
                                         ------------    ------------    ------------
Total credit facilities                  $ 23,411,101    $     29,147    $    280,895
                                                         ============    ============
Standby letters of credit issued
 and outstanding                           (1,312,806)
                                         ------------
Total credit available                   $ 22,098,295
                                         ============


The Company has three outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $525,744, are used to support the Company's self-insured workers' compensation insurance requirements. The third, in the amount of $787,062, is used to guarantee performance on the Company's leased facility in the UK. Other notes payable represent debt associated with foreign businesses acquired in March 1997.

6.  Commitments and Contingencies

Note 9 to the consolidated financial statements in the Company's 1997 Annual Report provides information concerning commitments and contingencies. From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 1998 and 1997. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended March 31, 1998,
Compared with the Three Months Ended March 31, 1997

Sales increased 14.1% in the first quarter of 1998 as compared to the first quarter of 1997. The increase reflected sales growth throughout the United States, particularly in the Southeastern region of the country. International sales increased at a substantial rate, a significant portion of which was related to the businesses purchased in March 1997. Simpson Strong-Tie's first quarter sales increased 16.3% over the same quarter last year, while Simpson Dura-Vent's sales increased 6.0%. Homecenters were the fastest growing connector sales channel. The growth rate of Simpson Strong-Tie's engineered wood product sales remained strong and the Company's Anchoring Systems products also contributed significantly to the increase in sales, primarily as a result of the 1997 purchase of the Isometric Group. Direct-Vent products led Simpson Dura-Vent's sales with an above average growth rate.

Income from operations increased 18.3% from $7.9 million in the first quarter of 1997 to $9.3 million in the first quarter of 1998, primarily due to higher sales. Gross margins decreased slightly from 37.2% in the first quarter of 1997 to 36.9% in the first quarter of 1998. Selling, general and administrative expenses increased in the first quarter of 1998, but were lower as a percentage of sales. Selling expenses increased 8.0% from $5.2 million in the first quarter of 1997 to $5.6 million in the first quarter of 1998. The increase was primarily due to higher personnel costs related to the increase in the number of salespeople, including those in the acquired businesses, offset somewhat by lower expenses related to advertising and promotions. General and administrative expenses increased 10.2% from $6.2 million in the first quarter of 1997 to $6.9 million in the first quarter of 1998. The increase was primarily due to higher administrative overhead and personnel costs, including those associated with last year's acquisitions. The effective tax rate was 40.6% in the first quarter of 1998, a slight decrease from the first quarter of 1997.


Liquidity and Sources of Capital

As of March 31, 1998, working capital was $86.3 million as compared to $69.2 million at March 31, 1997, and $83.3 million at December 31, 1997. The principal components of the increase in working capital from December 31, 1997, were increases in the Company's trade accounts receivable and inventory balances totaling approximately $11.6 million, primarily due to higher sales levels and seasonal buying programs, and a decrease in accrued liabilities of approximately $1.2 million as a result of the payment of sales incentives. Partially offsetting these increases was a decrease in cash and cash equivalents of nearly $3.2 million. Cash and cash equivalent balances were higher as compared to March 31, 1997. This increase was primarily due to lower cash balances after the purchases of the Isometric Group and Patrick Bellion, S.A. in March 1997. Further offsetting the increase in trade accounts receivable and inventory were increases in trade accounts payable and income taxes payable of approximately $4.0 million and $2.3 million, respectively. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change combined with net income and noncash expenses, such as depreciation and amortization, totaling approximately $7.9 million, resulted in net cash provided by operating activities of approximately $2.2 million. As of March 31, 1998, the Company had unused credit facilities available of approximately $22.1 million.

The Company used nearly $5.7 million in its investing activities, primarily to purchase the capital equipment needed to expand its capacity. The Company plans to continue this expansion throughout the remainder of the year and into 1999.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements, that are expected to be renewed with similar terms, will be sufficient for the Company's working capital needs and planned capital expenditures through the remainder of 1998. Depending on the Company's future growth, it may become necessary to secure additional sources of financing.

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

      EXHIBIT
        NO                              DESCRIPTION
      -------     ------------------------------------------------------

      10.1        Amendment to Loan Agreement dated January 14, 1997,
                  dated January 21, 1998, between Simpson Manufacturing
                  Co., Inc. and Union Bank of California, N.A.
      10.2        Amendment to Loan Agreement dated January 14, 1997,
                  dated April 10, 1998, between Simpson Manufacturing
                  Co., Inc. and Union Bank of California, N.A.
      11          Statements re computation of earnings per share
      27          Financial Data Schedule, which is submitted
                  electronically to the Securities and Exchange
                  Commission for information only and not filed.


      b.  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Simpson Manufacturing Co., Inc.
                                           -------------------------------
                                                    (Registrant)



DATE:  MAY 14, 1998                   By:  /s/Stephen B. Lamson
       ------------                        -------------------------------
                                                  Stephen B. Lamson
                                               Chief Financial Officer