Form 10-Q
period 1998-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 1998-08-13
CIK 920371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended:  June 30, 1998
                                 -------------

                                       OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from           to
                                        ---------    ---------

Commission file number:  0-23804
                         -------

                        Simpson Manufacturing Co., Inc.
      ------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                California                          94-3196943
      -------------------------------          -------------------
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)          Identification No.)


           4637 Chabot Drive, Suite 200, Pleasanton, CA 94588
      ------------------------------------------------------------
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

Yes   X   No
    -----    -----

    The number of shares of the Registrant's Common Stock
outstanding as of June 30, 1998:                                  11,567,209
                                                                  ----------

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


             SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    June 30,              December 31,
                                          ----------------------------
                                                  (Unaudited)
                                              1998            1997            1997
                                          ------------    ------------    ------------
               ASSETS
Current assets
  Cash and cash equivalents               $ 20,624,535    $  4,698,928    $ 19,418,689
  Trade accounts receivable, net            41,884,459      39,701,166      24,625,568
  Inventories                               55,150,127      53,373,606      54,982,945
  Deferred income taxes                      4,048,369       3,923,455       3,536,750
  Other current assets                       1,243,017       1,258,106       1,723,586
                                          ------------    ------------    ------------
    Total current assets                   122,950,507     102,955,261     104,287,538

Net property, plant and equipment           51,059,397      36,055,534      42,925,088
Investments                                    537,582         557,331         559,200
Other noncurrent assets                      3,067,138       2,971,392       2,993,114
                                          ------------    ------------    ------------
      Total assets                        $177,614,624    $142,539,518    $150,764,940
                                          ============    ============    ============


  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes Payable and current
    portion of long-term debt             $    330,010    $     26,091    $     29,605
  Trade accounts payable                    11,622,431      11,033,264       8,813,196
  Accrued liabilities                        5,255,517       4,855,687       5,506,903
  Income taxes payable                       2,951,963       2,837,187               -
  Accrued profit sharing trust
    contributions                            4,545,941       3,876,283       2,886,875
  Accrued cash profit sharing
    and commissions                          4,660,965       3,866,504       3,094,834
  Accrued workers' compensation                779,272         809,272         659,272
                                          ------------    ------------    ------------
    Total current liabilities               30,146,099      27,304,288      20,990,685

Long-term debt, net of current portion       2,727,799               -               -
Deferred income taxes and long-term
  liabilities                                  678,034       1,027,037         823,732
                                          ------------    ------------    ------------
    Total liabilities                       33,551,932      28,331,325      21,814,417
                                          ------------    ------------    ------------

Commitments and contingencies (Notes 5 and 6)

Shareholders' equity
  Common stock                              33,519,125      31,551,350      32,377,563
  Retained earnings                        110,882,928      82,641,173      96,848,685
  Accumulated other comprehensive income      (339,361)         15,670        (275,725)
                                          ------------    ------------    ------------
    Total shareholders' equity             144,062,692     114,208,193     128,950,523
                                          ------------    ------------    ------------
      Total liabilities and
        shareholders' equity              $177,614,624    $142,539,518    $150,764,940
                                          ============    ============    ============


            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                   SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


                                             Three Months Ended               Six Months Ended
                                                  June 30,                        June 30,
                                        ----------------------------    ----------------------------
                                            1998            1997            1998            1997
                                        ------------    ------------    ------------    ------------

Net sales                               $ 70,786,469  $   65,554,874    $130,041,019    $117,482,096
Cost of sales                             41,708,697      39,228,286      79,089,853      71,836,850
                                        ------------    ------------    ------------    ------------
    Gross profit                          29,077,772      26,326,588      50,951,166      45,645,246
                                        ------------    ------------    ------------    ------------

Operating expenses:
  Selling                                  6,129,472       6,366,762      11,754,247      11,575,025
  General and administrative               8,916,134       8,077,667      15,780,630      14,304,043
  Compensation related to stock plans         45,000               -         102,000               -
                                        ------------    ------------    ------------    ------------
                                          15,090,606      14,444,429      27,636,877      25,879,068
                                        ------------    ------------    ------------    ------------

    Income from operations                13,987,166      11,882,159      23,314,289      19,766,178

Interest income (expense), net               114,302         (18,166)        320,954         142,089
                                        ------------    ------------    ------------    ------------

    Income before income taxes            14,101,468      11,863,993      23,635,243      19,908,267

Provision for income taxes                 5,728,000       4,843,000       9,601,000       8,130,000
                                        ------------    ------------    ------------    ------------

    Net income                          $  8,373,468    $  7,020,993    $ 14,034,243    $ 11,778,267
                                        ============    ============    ============    ============

Net income per common share
  Basic                                 $       0.72    $       0.61    $       1.22    $       1.03
                                        ============    ============    ============    ============

  Diluted                               $       0.69    $       0.59    $       1.16    $       0.99
                                        ============    ============    ============    ============

Number of shares outstanding
  Basic                                   11,561,786      11,457,312      11,546,329      11,458,580
                                        ============    ============    ============    ============

  Diluted                                 12,081,026      11,901,328      12,059,737      11,892,487
                                        ============    ============    ============    ============


                  SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                      (UNAUDITED)


                                             Three Months Ended               Six Months Ended
                                                  June 30,                        June 30,
                                        ----------------------------    ----------------------------
                                            1998            1997            1998            1997
                                        ------------    ------------    ------------    ------------

Net income                              $  8,373,468    $  7,020,993    $ 14,034,243    $ 11,778,267

Other comprehensive income, net of tax:
  Foreign currency translation
    adjustments                             (147,402)        (75,563)        (63,636)       (184,784)
                                        ------------    ------------    ------------    ------------

Comprehensive income                    $  8,226,066    $  6,945,430    $ 13,970,607    $ 11,593,483
                                        ============    ============    ============    ============


            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                   SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                      (UNAUDITED)


                                                              Six Months Ended
                                                                  June 30,
                                                        ----------------------------
                                                            1998            1997
                                                        ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $ 14,034,243    $ 11,778,267
                                                        ------------    ------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Loss (gain) on sale of capital equipment                   6,000         (13,194)
    Depreciation and amortization                          4,418,512       3,817,462
    Deferred income taxes and long-term liabilities         (657,319)     (1,129,944)
    Equity in income of affiliates                                 -        (110,000)
    Noncash compensation related to stock plans              169,894         103,500
    Changes in operating assets and liabilities,
      net of effects of acquisitions:
      Trade accounts receivable                          (17,302,209)    (17,521,910)
      Trade accounts payable                               2,809,235        (275,372)
      Income taxes payable                                 3,452,536       2,632,769
      Inventories                                           (167,602)     (4,973,420)
      Accrued liabilities                                   (251,386)       (165,525)
      Accrued profit sharing trust contributions           1,659,066       1,430,282
      Accrued cash profit sharing and commissions          1,566,131       1,574,447
      Other current assets                                   480,569        (235,056)
      Accrued workers' compensation                          120,000               -
      Other noncurrent assets                               (194,665)        296,903
                                                        ------------    ------------
        Total adjustments                                 (3,891,238)    (14,569,058)
                                                        ------------    ------------

        Net cash provided by (used in)
         operating activities                             10,143,005      (2,790,791)
                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                     (12,465,806)     (6,803,126)
  Proceeds from sale of equipment                             29,348          12,730
  Proceeds from sale of short-term investments                     -       3,995,333
  Acquisitions, net of cash and equity interest
    already owned                                                  -      (9,352,706)
                                                        ------------    ------------
    Net cash used in investing activities                (12,436,458)    (12,147,769)
                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of debt, net of repayments                      3,028,204        (254,804)
  Issuance of Company's common stock                         471,095          76,995
                                                        ------------    ------------
    Net cash provided by (used in) financing activities    3,499,299        (177,809)
                                                        ------------    ------------

      Net increase (decrease) in cash
       and cash equivalents                                1,205,846     (15,116,369)
Cash and cash equivalents at beginning of period          19,418,689      19,815,297
                                                        ------------    ------------
Cash and cash equivalents at end of period              $ 20,624,535    $  4,698,928
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

The following is a reconciliation of basic earnings per share ("EPS") to diluted EPS:




                                Three Months Ended June 30, 1998    Three Months Ended June 30, 1997
                                                            Per                                 Per
                                  Income        Shares     Share      Income        Shares     Share
                               ------------  ------------  ------  ------------  ------------  ------

Basic EPS
Income available to
  common shareholders          $  8,373,468    11,561,786  $ 0.72  $  7,020,993    11,457,312  $ 0.61

Effect of Dilutive Securities
Stock options                             -       519,240   (0.03)            -       444,016   (0.02)
                               ------------  ------------  ------  ------------  ------------  ------

Diluted EPS
Income available to
  common shareholders          $  8,373,468    12,081,026  $ 0.69  $  7,020,993    11,901,328  $ 0.59
                               ============  ============  ======  ============  ============  ======



                                 Six Months Ended June 30, 1998      Six Months Ended June 30, 1997
                                                            Per                                 Per
                                  Income        Shares     Share      Income        Shares     Share
                               ------------  ------------  ------  ------------  ------------  ------

Basic EPS
Income available to
  common shareholders          $ 14,034,243    11,546,329  $ 1.22  $ 11,778,267    11,458,580  $ 1.03

Effect of Dilutive Securities
Stock options                             -       513,408   (0.06)            -       433,907   (0.04)
                               ------------  ------------  ------  ------------  ------------  ------

Diluted EPS
Income available to
  common shareholders          $ 14,034,243    12,059,737  $ 1.16  $ 11,778,267    11,892,487  $ 0.99
                               ============  ============  ======  ============  ============  ======


Newly Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 is effective for annual financial statements issued for periods beginning after December 15, 1997, and accordingly, management has not determined the effect, if any, on the Company's financial statements for the three and six months ended June 30, 1998.

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" and has presented Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 1998 and 1997. The accompanying balance sheets include accumulated other comprehensive income amounts which consist entirely of foreign currency translation adjustments.

Certain prior year amounts have been reclassified to conform to the 1998 presentation with no effect on net income as previously reported.


2.  Trade Accounts Receivable

Trade accounts receivable consist of the following:



                                                                               At
                                                  At June 30,             December 31,
                                          ----------------------------
                                              1998            1997            1997
                                          ------------    ------------    ------------

Trade accounts receivable                 $ 43,707,675    $ 41,721,912    $ 26,398,046
Allowance for doubtful accounts             (1,247,263)     (1,505,868)     (1,539,691)
Allowance for sales discounts                 (575,953)       (514,878)       (232,787)
                                          ------------    ------------    ------------
                                          $ 41,884,459    $ 39,701,166    $ 24,625,568
                                          ============    ============    ============




3.  Inventories

The components of inventories consist of the following:



                                                                               At
                                                  At June 30,             December 31,
                                          ----------------------------
                                              1998            1997            1997
                                          ------------    ------------    ------------

Raw materials                             $ 17,486,981    $ 17,426,108    $ 17,882,930
In-process products                          5,357,076       5,530,391       5,384,709
Finished products                           32,306,070      30,417,107      31,715,306
                                          ------------    ------------    ------------
                                          $ 55,150,127    $ 53,373,606    $ 54,982,945
                                          ============    ============    ============



Approximately 90% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of LIFO and are subject to adjustment based upon final year-end inventory amounts. At June 30, 1998 and 1997, and December 31, 1997, the replacement value of LIFO inventories exceeded LIFO cost by approximately $566,000, $886,000 and $852,000, respectively.

4.  Net Property, Plant and Equipment

Net property, plant and equipment consists of the following:



                                                                               At
                                                  At June 30,             December 31,
                                          ----------------------------
                                              1998            1997            1997
                                          ------------    ------------    ------------

Land                                      $  3,366,519  $    2,440,682  $    3,366,519
Buildings and site improvements             17,158,155      12,652,353      17,165,509
Leasehold improvements                       3,364,468       2,909,671       3,474,278
Machinery and equipment                     58,769,568      53,188,221      55,400,034
                                          ------------    ------------    ------------
                                            82,658,710      71,190,927      79,406,340
Less accumulated depreciation and
 amortization                              (46,182,977)    (39,480,105)    (41,986,005)
                                          ------------    ------------    ------------
                                            36,475,733      31,710,822      37,420,335
Capital projects in progress                14,583,664       4,344,712       5,504,753
                                          ------------    ------------    ------------
                                          $ 51,059,397    $ 36,055,534    $ 42,925,088
                                          ============    ============    ============



5.  Debt

Outstanding debt at June 30, 1998 and 1997, and the available credit at June 30, 1998, consisted of the following:



                                           Available            Debt Outstanding
                                           Credit at              At June 30,
                                            June 30,      ----------------------------
                                              1998            1998            1997
                                          ------------    ------------    ------------

Revolving line of credit, interest
  at bank's reference rate (at June 30,
  1998, the bank's reference rate was
  8.50%), expires June 2000               $ 12,682,982    $          -    $          -

Revolving term commitment, interest
  at bank's prime rate (at June 30,
  1998, the bank's prime rate was
  8.50%), expires June 2000                  8,866,004               -               -

Revolving line of credit, interest
  rate at the bank's base rate of
  interest plus 2%, expires June 1999          416,500               -               -

Revolving line of credit, interest
  rate at the weighted average French
  interbank rate of interest plus 1%,
  expires February 1999                        164,908               -               -

Standby letter of credit facilities          1,451,015               -               -

Term loan, interest at LIBOR plus
  1.375% (at June 30, 1998, the LIBOR
  plus 1.375% was 7.0352%), expires
  May 2008                                           -       3,000,000               -

Other notes payable and long-term debt               -          57,809          26,091
                                          ------------    ------------    ------------
Total credit facilities                   $ 23,581,409    $  3,057,809    $     26,091
                                                          ============    ============
Standby letters of credit issued
  and outstanding                           (1,451,015)
                                          ------------
Total credit available                    $ 22,130,394
                                          ============


The Company has three outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $667,995, are used to support the Company's self-insured workers' compensation insurance requirements. The third, in the amount of $783,020, is used to guarantee performance on the Company's leased facility in the UK. In June 1998, the Company's subsidiary, Simpson Dura-Vent Company, Inc., borrowed $3,000,000 to finance the construction of its new facility in Ceres, Mississippi. Other notes payable represent debt associated with foreign businesses acquired in March 1997.


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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and six months ended June 30, 1998 and 1997. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended June 30, 1998, Compared with the Three Months Ended June 30, 1997

Net sales increased 8.0% in the second quarter of 1998 as compared to the second quarter of 1997. The increase reflected sales growth throughout the United States, particularly in the Southeastern region of the country and in California while international sales for the quarter decreased slightly. Simpson Strong-Tie's second quarter sales increased 10.3% over the same quarter last year, while Simpson Dura-Vent's sales decreased 1.7%. Contractor and dealer distributors were the fastest growing connector sales channels. The growth rate of Simpson Strong-Tie's seismic and high wind product, engineered wood product and Anchoring Systems product sales was strong. Simpson Dura-Vent sales of gas vent products decreased somewhat but the decline was partially offset by increases in sales of Direct-Vent products.

Income from operations increased 17.7% from $11,882,159 in the second quarter of 1997 to $13,987,166 in the second quarter of 1998. Gross margins increased from 40.2% in the second quarter of 1997 to 41.1% in the second quarter of 1998. Selling expenses decreased 3.7% from $6,366,762 in the second quarter of 1997 to $6,129,472 in the second quarter of 1998. The decrease was primarily due to higher expenses associated with the acquisition of additional homecenter business in the second quarter of 1997, offset somewhat by higher costs related to an increase in the number of salespeople. General and administrative expenses increased 10.4% from $8,077,667 in the second quarter of 1997 to $8,916,134 in the second quarter of 1998. The increase was primarily due to increased cash profit sharing resulting from higher operating income. The effective tax rate was 40.6% in the second quarter of 1998, a slight decrease from the second quarter of 1997.


Results of Operations for the Six Months Ended June 30, 1998, Compared with the Six Months Ended June 30, 1997

Net sales increased 10.7% in the first half of 1998 as compared to the first half of 1997. The increase reflected sales growth throughout the United States, particularly in the Southeastern region of the country. International sales also increased at an above average rate, a significant portion of which was related to the businesses purchased in March 1997. Simpson Strong-Tie's sales for the first half of 1998 increased 12.9% over the same period in the prior year, while Simpson Dura-Vent's sales increased 1.9%. Contractor distributors and homecenters were the fastest growing connector sales channels. The growth rate of Simpson Strong-Tie's seismic and engineered wood product sales was strong, and the Anchoring Systems products also contributed significantly to the increase in sales, primarily as a result of the 1997 purchase of the Isometric Group. Direct-Vent products led Simpson Dura-Vent's sales with an increase over the same period in the prior year.

Income from operations increased 18.0% from $19,766,178 in the first half of 1997 to $23,314,289 in the first half of 1998. Gross margins increased from 38.9% in the first half of 1997 to 39.2% in the first half of 1998. Selling, general and administrative expenses increased in the first half of 1998, but were lower as a percentage of sales. Selling expenses increased 1.5% from $11,575,025 in the first half of 1997 to $11,754,247 in the first half of 1998. General and administrative expenses increased 10.3% from $14,304,043 in the first half of 1997 to $15,780,630 in the first half of 1998. The increase was primarily due to increased cash profit sharing as well as higher administrative overhead and personnel costs, including those associated with the 1997 acquisitions. The effective tax rate was 40.6% in the first half of 1998, a slight decrease from the first half of 1997.

Liquidity and Sources of Capital

As of June 30, 1998, working capital was $92.8 million as compared to $75.7 million at June 30, 1997, and $83.3 million at December 31, 1997. The principal components of the increase in working capital from December 31, 1997, were increases in the Company's trade accounts receivable totaling approximately $17.3 million, primarily due to higher sales levels and seasonal buying programs, and an increase in cash and cash equivalents of approximately $1.2 million. Partially offsetting these increases were increases in certain liability accounts, including income taxes payable, trade accounts payable, accrued profit sharing trust contributions and accrued cash profit sharing and commissions. These accounts increased an aggregate of approximately $9.0 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change combined with net income and noncash expenses, such as depreciation, amortization and the issuance of stock under the Company's stock bonus plan, totaling approximately $18.6 million, resulted in net cash provided by operating activities of approximately $10.1 million. As of June 30, 1998, the Company had unused credit facilities available of approximately $22.1 million.

The Company used nearly $12.4 million in its investing activities, primarily to purchase the capital equipment and property needed to expand its capacity. The Company plans to continue this expansion throughout the remainder of the year and into 1999.

Financing activities provided the Company with approximately $3.5 million in cash. The Company's subsidiary, Simpson Dura-Vent Company, Inc., borrowed $3.0 million to finance the construction of its new facility in Ceres, Mississippi. The balance of the cash was generated by the issuance of stock upon the exercise of stock options by current and former employees.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements, will be sufficient for the Company's working capital needs and planned capital expenditures through the remainder of 1998 and into 1999. Depending on the Company's future growth, it may become necessary to secure additional sources of financing.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders ("Annual Meeting") was held on May 20, 1998. The following seven nominees were reelected as director by the votes indicated:


                                Total Votes        Total Votes
                                 For Each         Withheld From
           Name                  Director         Each Director
--------------------------    ---------------    ---------------

  Earl F. Cheit                   9,737,915              9,850
  Thomas J Fitzmyers              9,738,415              9,350
  Stephen B. Lamson               9,738,415              9,350
  Alan R. McKay                   9,738,415              9,350
  Sunne Wright McPeak             9,727,065             20,700
  Barclay Simpson                 9,729,115             18,650
  Barry Lawson Williams           9,727,565             20,200


The following proposal was also adopted at the Annual Meeting by the vote indicated:

<CATPTION>

                                                                                         Broker
             Proposal                      For          Against         Abstain         Non-Vote
----------------------------------    ------------    ------------    ------------    ------------

To ratify the appointment of
  PriceWaterhouseCoopers LLP as
  independent auditors of the
  Company for 1998                       9,740,354           1,090           6,321               -



Item 5. Other Information.

If any shareholder should submit a proposal for a vote at the Company's Annual Meeting of Shareholders in 1999 and if the proponent does not request that the proposal be included in the Company's proxy materials, the proxies solicited by the Company's management will confer discretionary authority to vote for or against the proposal unless the Company receives notice of the proposal on or before February 28, 1999.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


      a.  Exhibits.

      EXHIBIT
        NO                              DESCRIPTION
      -------     ------------------------------------------------------

      10.1        Loan Agreement, dated June 1, 1998, between Simpson
                  Manufacturing Co., Inc. and Union Bank of California, N.A.
      10.2        Credit Agreement dated June 1, 1998, between Simpson
                  Manufacturing Co., Inc. and Union Wells Fargo Bank, N.A.
      10.3        Loan Agreement, dated as of May 1, 1998, between Simpson
                  Dura-Vent Company, Inc. and Mississippi Business Finance
                  Corporation.
      10.4        Bond Purchase Agreement, dated as of May 1, 1998, among
                  Union Bank of California, N.A. and Simpson Dura-Vent
                  Company, Inc. and Mississippi Business Finance Corporation.
      10.5        Credit Agreement, dated July 1, 1998, between Barclays Bank
                  PLC and Simpson Strong-Tie International, Inc.
      11          Statements re computation of earnings per share
      27          Financial Data Schedule, which is submitted
                  electronically to the Securities and Exchange
                  Commission for information only and not filed.


      b.  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Simpson Manufacturing Co., Inc.
                                           -------------------------------
                                                    (Registrant)


DATE:  AUGUST 13, 1998                By:  /s/Stephen B. Lamson
       ---------------                     -------------------------------
                                                  Stephen B. Lamson
                                               Chief Financial Officer