Form 10-Q
period 1998-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 1998-11-13
CIK 920371

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended:  September 30, 1998
                                 ------------------

                                     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

        For the transition period from       to
                                       -----    -----

Commission file number:  0-23804
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

              4637 Chabot Drive, Suite 200, Pleasanton, CA 94588
            ------------------------------------------------------
                   (Address of principal executive offices)

     (Registrant's telephone number, including area code):  (925)460-9912
                                                             ------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

  The number of shares of the Registrant's Common Stock outstanding as of September 30, 1998: 11,571,943
                     ----------

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.




             SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 September 30,            December 31,
                                          ----------------------------
                                                  (Unaudited)
                                              1998            1997            1997
                                          ------------    ------------    ------------
               ASSETS
Current assets
  Cash and cash equivalents              $  34,515,012    $ 15,336,889    $ 19,418,689
  Trade accounts receivable, net            38,265,344      36,272,399      24,625,568
  Inventories                               51,699,130      54,342,293      54,982,945
  Deferred income taxes                      3,289,767       3,462,455       3,536,750
  Other current assets                       1,504,676       1,055,616       1,723,586
                                          ------------    ------------    ------------
    Total current assets                   129,273,929     110,469,652     104,287,538

Net property, plant and equipment           53,462,633      37,358,613      42,925,088
Investments                                    535,773         537,509         559,200
Other noncurrent assets                      2,993,033       3,270,224       2,993,114
                                          ------------    ------------    ------------
      Total assets                        $186,265,368    $151,635,998    $150,764,940
                                          ============    ============    ============


  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes Payable and current portion
    of long-term debt                     $    331,724    $     29,943    $     29,605
  Trade accounts payable                    14,166,453      12,650,774       8,813,196
  Accrued liabilities                        5,416,675       5,845,211       5,506,903
  Income taxes payable                       1,304,227       1,582,591               -
  Accrued profit sharing trust
    contributions                            2,463,741       2,251,234       2,886,875
  Accrued cash profit sharing
    and commissions                          5,009,136       4,770,529       3,094,834
  Accrued workers' compensation                779,272         809,272         659,272
                                          ------------    ------------    ------------
    Total current liabilities               29,471,228      27,939,554      20,990,685

Long-term debt, net of current portion       2,722,720               -               -
Deferred income taxes and
  long-term liabilities                        592,453         905,183         823,732
                                          ------------    ------------    ------------
    Total liabilities                       32,786,401      28,844,737      21,814,417
                                          ------------    ------------    ------------

Commitments and contingencies (Notes 5 and 6)

Shareholders' equity
  Common stock                              33,607,488      32,044,605      32,377,563
  Retained earnings                        120,118,389      90,829,387      96,848,685
  Accumulated other comprehensive income      (246,910)        (82,731)       (275,725)
                                          ------------    ------------    ------------
    Total shareholders' equity             153,478,967     122,791,261     128,950,523
                                          ------------    ------------    ------------
      Total liabilities and
        shareholders' equity              $186,265,368    $151,635,998    $150,764,940
                                          ============    ============    ============



                    The accompanying notes are an integral part of these
                        condensed consolidated financial statements.

                   SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)




                                             Three Months Ended              Nine Months Ended
                                                September 30,                  September 30,
                                        ----------------------------    ----------------------------
                                            1998            1997            1998            1997
                                        ------------    ------------    ------------    ------------

Net sales                               $ 77,207,820    $ 68,824,611    $207,248,839    $186,306,707
Cost of sales                             47,024,623      40,363,583     126,114,476     112,200,433
                                        ------------    ------------    ------------    ------------
    Gross profit                          30,183,197      28,461,028      81,134,363      74,106,274
                                        ------------    ------------    ------------    ------------

Operating expenses:
  Selling                                  6,550,624       5,892,494      18,304,870      17,467,520
  General and administrative               8,584,612       8,665,462      24,365,243      22,969,505
  Compensation related to stock plans         18,000         290,000         120,000         290,000
                                        ------------    ------------    ------------    ------------
                                          15,153,236      14,847,956      42,790,113      40,727,025
                                        ------------    ------------    ------------    ------------

    Income from operations                15,029,961      13,613,072      38,344,250      33,379,249

Interest income, net                         232,500         106,144         553,454         248,233
                                        ------------    ------------    ------------    ------------

    Income before income taxes            15,262,461      13,719,216      38,897,704      33,627,482

Provision for income taxes                 6,027,000       5,531,001      15,628,000      13,661,001
                                        ------------    ------------    ------------    ------------

    Net income                          $  9,235,461    $  8,188,215    $ 23,269,704    $ 19,966,481
                                        ============    ============    ============    ============


Net income per common share
  Basic                                 $       0.80    $       0.71    $       2.01    $       1.74
  Diluted                               $       0.77    $       0.68    $       1.93    $       1.67

Number of shares outstanding
  Basic                                   11,570,904      11,475,850      11,554,623      11,464,393
  Diluted                                 12,028,293      12,012,522      12,047,356      11,946,675



                  SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                      (UNAUDITED)



                                             Three Months Ended              Nine Months Ended
                                                September 30,                  September 30,
                                        ----------------------------    ----------------------------
                                            1998            1997            1998            1997
                                        ------------    ------------    ------------    ------------

Net income                              $  9,235,461    $  8,188,215    $ 23,269,704    $ 19,966,481

Other comprehensive income, net of tax:
  Foreign currency translation
    adjustments                               92,451         (98,401)         28,815        (283,185)
                                        ------------    ------------    ------------    ------------

Comprehensive income                    $  9,327,912    $  8,089,814    $ 23,298,519    $ 19,683,296
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

                   SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                      (UNAUDITED)



                                                                 Nine Months
                                                             Ended September 30,
                                                        ----------------------------
                                                            1998            1997
                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $ 23,269,704    $ 19,966,481
                                                        ------------    ------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Loss (gain) on sale of capital equipment                  17,918         (15,368)
    Depreciation and amortization                          6,476,887       5,459,743
    Deferred income taxes and long-term liabilities           15,702        (790,798)
    Equity in income of affiliates                            (9,000)       (110,000)
    Noncash compensation related to stock plans              169,894         103,500
    Changes in operating assets and liabilities, net of
      effects of acquisitions:
      Trade accounts receivable                          (13,609,741)    (14,187,289)
      Trade accounts payable                               5,353,257       1,342,138
      Income taxes payable                                 1,859,638       1,695,718
      Inventories                                          3,297,761      (6,000,885)
      Accrued liabilities                                    (90,228)        720,500
      Accrued profit sharing trust contributions            (423,134)       (194,767)
      Accrued cash profit sharing and commissions          1,914,302       2,478,472
      Other current assets                                   218,911         (32,566)
      Other noncurrent assets                               (180,252)        (46,878)
      Accrued workers' compensation                          120,000               -
                                                        ------------    ------------
        Total adjustments                                  5,131,915      (9,578,480)
                                                        ------------    ------------

        Net cash provided by operating activities         28,401,619      10,388,001
                                                        ------------    ------------

Cash flows from investing activities
  Capital expenditures                                   (16,874,152)     (9,679,324)
  Proceeds from sale of equipment                             39,397          56,021
  Proceeds from sale of short-term investments                     -       3,995,333
  Acquisitions, net of cash and equity interest
    already owned                                                  -      (9,334,340)
                                                        ------------    ------------
    Net cash used in investing activities                (16,834,755)    (14,962,310)
                                                        ------------    ------------

Cash flows from financing activities
  Issuance of debt, net of repayments                      3,024,839        (260,304)
  Issuance of Company's common stock                         504,620         356,205
                                                        ------------    ------------
    Net cash provided by financing activities              3,529,459          95,901
                                                        ------------    ------------

      Net increase (decrease) in cash and
        cash equivalents                                  15,096,323      (4,478,408)
Cash and cash equivalents at beginning of period          19,418,689      19,815,297
                                                        ------------    ------------
Cash and cash equivalents at end of period              $ 34,515,012    $ 15,336,889
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

The following is a reconciliation of basic earnings per share ("EPS") to diluted EPS:



                                       Three Months Ended                  Three Months Ended
                                       September 30, 1998                  September 30, 1997
                               ----------------------------------  ----------------------------------
                                                            Per                                 Per
                                  Income        Shares     Share      Income        Shares     Share
                               ------------  ------------  ------  ------------  ------------  ------

Basic EPS
Income available to
  common shareholders          $  9,235,461    11,570,904  $ 0.80  $  8,188,215    11,475,850  $ 0.71

Effect of Dilutive Securities
Stock options                             -       457,389   (0.03)            -       536,672   (0.03)
                               ------------  ------------  ------  ------------  ------------  ------

Diluted EPS
Income available to
  common shareholders          $  9,235,461    12,028,293  $ 0.77  $  8,188,215    12,012,522  $ 0.68
                               ============  ============  ======  ============  ============  ======


                                       Nine Months Ended                   Nine Months Ended
                                       September 30, 1998                  September 30, 1997
                               ----------------------------------  ----------------------------------
                                                            Per                                 Per
                                  Income        Shares     Share      Income        Shares     Share
                               ------------  ------------  ------  ------------  ------------  ------

Basic EPS
Income available to
  common shareholders          $ 23,269,704    11,554,623  $ 2.01  $ 19,966,481    11,464,393  $ 1.74

Effect of Dilutive Securities
Stock options                             -       492,733   (0.08)            -       482,282   (0.07)
                               ------------  ------------  ------  ------------  ------------  ------

Diluted EPS
Income available to
  common shareholders          $ 23,269,704    12,047,356  $ 1.93  $ 19,966,481    11,946,675  $ 1.67
                               ============  ============  ======  ============  ============  ======


Newly Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 is effective for annual financial statements issued for periods beginning after December 15, 1997, and accordingly, management has not determined the effect, if any, on the Company's financial statements for the three and nine months ended September 30, 1998.

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" and has presented Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 1998 and 1997. The accompanying balance sheets include accumulated other comprehensive income amounts which consist entirely of foreign currency translation adjustments.

Certain prior year amounts have been reclassified to conform to the 1998 presentation with no effect on net income as previously reported.


2.  Trade Accounts Receivable

Trade accounts receivable consist of the following:




                                                                               At
                                                At September 30,          December 31,
                                          ----------------------------
                                              1998            1997            1997
                                          ------------    ------------    ------------

Trade accounts receivable                 $ 39,858,760  $   38,189,407    $ 26,398,046
Allowance for doubtful accounts             (1,243,048)     (1,622,209)     (1,539,691)
Allowance for sales discounts                 (350,368)       (294,799)       (232,787)
                                          ------------    ------------    ------------

                                          $ 38,265,344    $ 36,272,399    $ 24,625,568
                                          ============    ============    ============



3.  Inventories

The components of inventories consist of the following:



                                                                               At
                                                At September 30,          December 31,
                                          ----------------------------
                                              1998            1997            1997
                                          ------------    ------------    ------------

Raw materials                             $ 16,941,620    $ 17,980,381    $ 17,882,930
In-process products                          5,308,232       6,092,749       5,384,709
Finished products                           29,449,278      30,269,163      31,715,306
                                          ------------    ------------    ------------

                                          $ 51,699,130    $ 54,342,293    $ 54,982,945
                                          ============    ============    ============



Approximately 89% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of LIFO and are subject to adjustment based upon final year-end inventory amounts. At September 30, 1998 and 1997, and December 31, 1997, the replacement value of LIFO inventories exceeded LIFO cost by approximately $438,000, $386,000 and $852,000, respectively.


4.  Net Property, Plant and Equipment

Net property, plant and equipment consists of the following:



                                                                               At
                                                At September 30,          December 31,
                                          ----------------------------
                                              1998            1997            1997
                                          ------------    ------------    ------------

Land                                      $  3,891,519  $    2,785,668    $  3,366,519
Buildings and site improvements             18,704,333      13,027,998      17,165,509
Leasehold improvements                       3,380,305       3,050,405       3,474,278
Machinery and equipment                     59,631,004      54,486,765      55,400,034
                                          ------------    ------------    ------------
                                            85,607,161      73,350,836      79,406,340
Less accumulated depreciation
  and amortization                         (48,146,143)    (40,937,929)    (41,986,005)
                                          ------------    ------------    ------------
                                            37,461,018      32,412,907      37,420,335
Capital projects in progress                16,001,615       4,945,706       5,504,753
                                          ------------    ------------    ------------
                                          $ 53,462,633    $ 37,358,613    $ 42,925,088
                                          ============    ============    ============



5.  Debt

Outstanding debt at September 30, 1998 and 1997, and the available credit at September 30, 1998, consisted of the following:



                                           Available            Debt Outstanding
                                           Credit at            At September 30,
                                          September 30,   ----------------------------
                                              1998            1998            1997
                                          ------------    ------------    ------------

Revolving line of credit, interest
  at bank's reference rate (at
  September 30, 1998, the bank's
  reference rate was 8.25%), expires
  June 2000                               $ 12,667,237    $          -    $          -

Revolving term commitment, interest
  at bank's prime rate (at September
  30, 1998, the bank's prime rate was
  8.25%), expires June 2000                  8,866,004               -               -

Revolving line of credit, interest rate
  at the bank's base rate of interest
  plus 2%, expires June 1999                   424,875               -               -

Revolving line of credit, interest rate
  at the weighted average French
  interbank rate of interest plus 1%,
  expires February 1999                        178,603               -               -

Standby letter of credit facilities          1,466,760               -               -

Term loan, interest at LIBOR plus 1.375%
   (at October 1, 1998, the LIBOR plus
   1.375% was 6.7188%), expires May 2008             -       3,000,000               -

Other notes payable and long-term debt               -          54,444          29,943
                                          ------------    ------------    ------------
                                            23,603,479       3,054,444          29,943
Less current portion                                 -         331,724          29,943
                                          ------------    ------------    ------------
                                          $ 23,603,479    $  2,722,720    $          -
                                                          ============    ============
Standby letters of credit issued
  and outstanding                           (1,466,760)
                                          ------------
                                          $ 22,136,719
                                          ============


The Company has three outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $667,995, are used to support the Company's self-insured workers' compensation insurance requirements. The third, in the amount of $798,765, is used to guarantee performance on the Company's leased facility in the UK. In June 1998, the Company's subsidiary, Simpson Dura-Vent Company, Inc., borrowed $3,000,000 to finance the construction of its new facility in Ceres, Mississippi. Other notes payable represent debt associated with foreign businesses acquired in March 1997.


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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and nine months ended September 30, 1998 and 1997. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended September 30, 1998, Compared with the Three Months Ended September 30, 1997

Net sales increased 12.2% in the third quarter of 1998 as compared to the third quarter of 1997. The increase reflected sales growth throughout the United States and abroad, particularly in California. Simpson Strong-Tie's third quarter sales increased 13.5% over the same quarter last year, while Simpson Dura-Vent's sales increased 7.1%. Homecenters and contractor distributors were the fastest growing connector sales channels. The growth rate of Simpson Strong-Tie's seismic and high wind and connectors for engineered wood products was strong. Sales of the Company's Anchoring Systems products increased. Simpson Dura-Vent sales of Direct-Vent products increased significantly and the growth rate in the sales of gas vent products was positive, while chimney and pellet stove products declined.

Income from operations increased 10.4% from $13,613,072 in the third quarter of 1997 to $15,029,961 in the third quarter of 1998. Gross margins decreased from 41.4% in the third quarter of 1997 to 39.1% in the third quarter of 1998 as a result of higher costs, with factory overhead costs associated with recently added capacity being the most significant item. Selling expenses increased 11.2% from $5,892,494 in the third quarter of 1997 to $6,550,624 in the third quarter of 1998. The increase was primarily due to higher promotional expenses as well as higher costs related to an increase in the number of sales and marketing personnel. General and administrative expenses decreased 1.0% from $8,665,462 in the third quarter of 1997 to $8,584,612 in the third quarter of 1998. The effective tax rate decreased from 40.3% in the third quarter of 1997 to 39.5% in the third quarter of 1998, primarily as a result of the expected realization of additional investment tax credits in 1998.


Results of Operations for the Nine Months Ended September 30, 1998, Compared with the Nine Months Ended September 30, 1997

Net sales increased 11.2% in the first nine months of 1998 as compared to the first nine months of 1997. The increase reflected sales growth throughout the United States, particularly in the Southeastern region of the country and in California. International sales also increased at an above average rate, a portion of which was related to the businesses purchased in March 1997. Simpson Strong-Tie's sales for the first nine months of 1998 increased 13.1% over the same period in the prior year, while Simpson Dura-Vent's sales increased 3.9%. Homecenters and contractor distributors were the fastest growing connector sales channels. The growth rate of Simpson Strong-Tie's seismic and high wind and connectors for engineered wood product sales was strong. Anchoring Systems products also contributed significantly to the increase in sales. Direct-Vent products led Simpson Dura-Vent's sales with a strong growth rate as compared to the same period in the prior year.

Income from operations increased 14.9% from $33,379,249 in the first nine months of 1997 to $38,344,250 in the first nine months of 1998. Gross margins decreased from 39.8% in the first nine months of 1997 to 39.1% in the first nine months of 1998. Selling, general and administrative expenses increased in the first nine months of 1998, but were lower as a percentage of sales. Selling expenses increased 4.8% from $17,467,520 in the first nine months of 1997 to $18,304,870 in the first nine months of 1998. The increase was primarily due to higher expenses related to the increase in the number of sales and marketing personnel, offset partially by higher costs associated with acquiring additional homecenter business in 1997. General and administrative expenses increased 6.1% from $22,969,505 in the first nine months of 1997 to $24,365,243 in the first nine months of 1998. The increase was primarily due to increased cash profit sharing resulting from higher operating income. The effective tax rate decreased from 40.6% in the first nine months of 1997 to 40.2% in the first nine months of 1998.

Liquidity and Sources of Capital

As of September 30, 1998, working capital was $99.8 million as compared to $82.5 million at September 30, 1997, and $83.3 million at December 31, 1997. The principal components of the increase in working capital from December 31, 1997, were increases in cash and cash equivalents of approximately $15.1 million and in the Company's trade accounts receivable totaling approximately $13.6 million, primarily due to higher sales levels and seasonal buying programs. Partially offsetting these increases were increases in certain liability accounts, including trade accounts payable, accrued cash profit sharing and commissions and income taxes payable. These accounts increased an aggregate of approximately $8.6 million as well as a decrease in inventory levels of approximately $3.3 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change combined with net income and noncash expenses, such as depreciation, amortization and the issuance of stock under the Company's stock bonus plan, totaling approximately $29.9 million, resulted in net cash provided by operating activities of approximately $28.4 million. As of September 30, 1998, the Company had unused credit facilities available of approximately $22.1 million.

The Company used approximately $16.8 million in its investing activities, primarily to purchase the capital equipment and property needed to expand its capacity. The Company plans to continue this expansion throughout the remainder of the year and into 1999.

Financing activities provided the Company with approximately $3.5 million in cash. This resulted primarily from the issuance of $3.0 million in debt which the Company's subsidiary, Simpson Dura-Vent Company, Inc., used to finance the construction of its new facility in Ceres, Mississippi. The balance of the cash was generated by the issuance of stock upon the exercise of stock options by current and former employees.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements, will be sufficient for the Company's working capital needs and planned capital expenditures through the remainder of 1998 and into 1999. Depending on the Company's future growth, it may become necessary to secure additional sources of financing.

Year 2000 Issue

The year 2000 issue is primarily the result of computer programs and computer controlled equipment using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in system failures or miscalculations leading to disruptions in the Company's activities or those of its significant customers, suppliers and banks.

The Company does not produce or sell any computer components, software or electronic parts in its normal business environment, and therefore, does not believe that it has any material risk of product liability or obsolescence resulting from the year 2000 issue.

In 1998, the Company established a Year 2000 Committee (the "Committee") to evaluate the extent, if any, of its year 2000 and associated problems, to make any required changes and to establish contingency plans. The Company's computer systems are PC based with few interfaces to other internal systems. These systems use a date handling routine that the Company believes to be year 2000 compliant. The Company has conducted preliminary tests of its internal software which do not demonstrate a significant risk from the year 2000 issue. The Company plans additional tests of these systems to validate the preliminary test results. Should any year 2000 or associated problems be discovered, the Company intends to fix or replace any non-compliant internal software with code or software that is year 2000 compliant. The Company's current target is to identify and resolve any compliance issues in its important business information systems by early 1999.

The Company is also focusing on major customers, suppliers and equipment used in its operations to assess compliance. The Committee will continue to evaluate these areas of exposure and, where necessary, will develop contingency plans and alternative sources in order to avoid any interruptions in the Company's business. Nevertheless, the Company cannot give any assurance that there will not be a material adverse effect on the Company if third parties with whom the Company conducts business do not adequately address the year 2000 issue and, therefore, are unable to conduct their operations without interruption.

Costs related to the year 2000 issue are funded through operating cash flows. The Committee estimates that the costs of conversion is expected to be less than $100,000. The Company presently expects that the total cost of achieving year 2000 compliant systems will not be material to its financial condition, liquidity or results of operations.

Time and cost estimates are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer code and systems, and remediation success of the Company's customers, suppliers and banks.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Alan R. McKay, an outside Director since the Company's initial public offering in May 1994, resigned from the Board of Directors (the "Board") in September 1998. His services will be missed as he provided the Board with the insights of a highly respected structural engineer. The search for a suitable replacement is underway.

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

      EXHIBIT
        NO                              DESCRIPTION
      -------     ------------------------------------------------------

      10.1        Lease, dated May 26, 1998, between Minuk Developments
                  Inc. and Simpson Strong-Tie Canada Limited.
      11          Statements re computation of earnings per share
      27          Financial Data Schedule, which is submitted
                  electronically to the Securities and Exchange
                  Commission for information only and not filed.

      b.          Reports on Form 8-K


No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Simpson Manufacturing Co., Inc.
                                           -------------------------------
                                                    (Registrant)


DATE:  NOVEMBER 13, 1998              By:  /s/Stephen B. Lamson
       ------------------                  -------------------------------
                                                  Stephen B. Lamson
                                               Chief Financial Officer