Form 10-K
period 1998-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 1999-03-29
CIK 920371

===========================================================================
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 1998

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

              4637 Chabot Drive, Suite 200, Pleasanton, CA 94588
              --------------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (925)460-9912
---------------------------------------------------------------------------

         Securities registered pursuant to Section 12(b) of the Act:

    Common Stock, without par value        New York Stock Exchange, Inc.
    -------------------------------        -----------------------------
        (Title of each class)                  (Name of each exchange
                                                 on which registered)

         Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               ----------------
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                   -----    -----

  Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 1, 1999, there were outstanding 11,579,957 shares of the registrant's common stock, without par value, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on March 1, 1999) was approximately $258,542,305.

Documents Incorporated by Reference

  The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 20, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998.

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

                                  PART I

ITEM 1. BUSINESS.

Background

Simpson Manufacturing Co., Inc. (the "Company"), through its subsidiary, Simpson Strong-Tie Company Inc. ("Simpson Strong-Tie" or "SST"), designs, engineers and is a leading manufacturer of wood-to-wood, wood-to-concrete and wood-to-masonry connectors, and through its subsidiary, Simpson Dura-Vent Company, Inc. ("Simpson Dura-Vent" or "SDV"), designs, engineers and manufactures venting systems for gas and wood burning appliances. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself ("DIY") markets. The Company believes that SST benefits from strong brand name recognition among architects and engineers who frequently specify in building plans the use of SST products, and that SDV benefits from strong brand name recognition among contractors, dealers, distributors and original equipment manufacturers ("OEMs") to which SDV markets its products. The Company has continuously manufactured structural connectors since 1956. See Note 14 to the Company's consolidated financial statements for information regarding the net sales, income from operations, depreciation and amortization, capital expenditures and acquisitions and total assets of the Company's two primary segments.

Connectors produced by Simpson Strong-Tie typically are steel devices that are used to strengthen, support and connect joints in residential and commercial construction and DIY projects. These products enhance the safety and durability of the structures in which they are installed and can save time and labor costs for the contractor. SST's connector products increase structural integrity and improve structural resistance to seismic, wind and other forces. Applications range from building framing to deck construction to DIY projects. SST produces and markets over five thousand standard and custom products.

Simpson Dura-Vent's venting systems are used to vent gas furnaces and water heaters, gas fireplaces and stoves, wood burning stoves and pellet stoves. SDV's metal vents, chimneys and chimney liner systems exhaust the products of combustion to the exterior of the building, and some products introduce outside air into the appliance. SDV designs its products for ease of assembly and safe operation and to achieve a high level of performance. SDV produces and markets approximately two thousand different venting products and systems.

The Company emphasizes continuous new product development and often obtains patent protection for its new products. The Company's products are marketed in all 50 states of the United States and in England, France, Germany, Canada, Mexico, Chile, Japan and Australia. Both Simpson Strong-Tie and Simpson Dura-Vent products are distributed through a contractor and dealer distributor network, home centers and OEMs.

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

The requirements of the Endangered Species Act, the Federal Lands Policy Management Act and the National Forest Management Act have resulted in increasingly limited amounts of timber available for harvest from public lands. This has contributed to an increase in lumber prices and a concomitant increase in the use of engineered wood products. Engineered wood products, which substitute for strong, clear-grained lumber historically obtained from logging older, large-diameter trees, have been developed to conserve lumber. Engineered wood products frequently require specialized connectors. Sales of Simpson Strong-Tie's engineered wood connector products increased significantly in 1997 and 1998.

Concerns about energy conservation and air quality have led to increasing recognition of the advantages of natural gas as a heating fuel, including its abundance and clean burning characteristics. Use of natural gas for home heating has been increasing in the United States. According to the Census Bureau, the share of new single-family houses in 1997 heated with natural gas was 69%, a slight increase from 67% in 1995. Sales of gas fireplaces have increased in recent years relative to those of traditional wood burning fireplaces. Traditional wood burning fireplaces negatively affect both indoor and outdoor air quality. In contrast, direct vent gas fireplaces draw air for combustion from outdoors (through the double wall venting system) and feature sealed glass doors that reduce indoor air contamination. In the past, Simpson Dura-Vent products have not been sold into the traditional masonry and manufactured fireplace market. The recent trend from wood to gas fireplaces is viewed as a significant opportunity for SDV's gas venting products.

The Company has developed its distribution through home centers throughout the United States. The Company's sales to home centers increased significantly in 1998 and 1997. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The Company is expanding its established facilities outside California to increase its presence and sales in markets east of the Rocky Mountains. During the last five years, the Company has expanded or has planned to expand nearly all of its manufacturing and warehouse facilities. Sales in the 37 states east of the Rocky Mountains represented approximately 48% of the Company's 1998 domestic sales. In the last five years, the Company commenced manufacturing in England, opened warehouse and distribution facilities in Western Canada and the Northeastern United States, purchased anchoring products manufacturers in Illinois and Eastern Canada and a connector product manufacturer in France, established a distribution operation in Chile, made an equity investment in a product design and distribution company in Germany and entered into distribution arrangements in Japan and Australia. The European investments are intended to establish a presence in the European Community through companies with existing customer bases and through servicing U.S.-based customers operating there. The Company intends to continue to pursue and expand operations outside the United States.

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

The Company's product research and development is based largely on needs that customers communicate to the Company. The Company typically has developed 10 to 15 new products annually (some of which may be produced in a range of sizes). The Company's strategy is to develop new products on a proprietary basis where possible. Of more than 80 patents that the Company owns, more than 70 cover products that the Company currently manufactures and markets. The Company has filed 55 patent applications that are pending.

The Company's long-term strategy is to develop, acquire or invest in product lines or businesses that (a) complement the Company's existing product lines, (b) can be marketed through its existing distribution channels, (c) might benefit from use of the Simpson Strong-Tie and Simpson Dura-Vent brand names, and (d) are responsive to needs of the Company's customers.

Simpson Strong-Tie

Overview

Connectors produced by Simpson Strong-Tie typically are steel devices that are used to strengthen, support and connect joints in residential and commercial construction and DIY projects. These products enhance the safety and durability of the structures in which they are installed and can save time and labor costs for the contractor. SST's connector products increase structural integrity and improve structural resistance to seismic, wind and other forces. Applications range from building framing to deck construction to DIY projects. SST produces and markets over five thousand standard and custom products.

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

New Product Development

Simpson Strong-Tie commits substantial resources to engineering and new product development. The majority of SST's products have been developed through SST's internal research and development program. Of the 67 U.S. and 15 foreign patents that SST owns, more than 65 cover products that SST currently manufactures and markets. Over a quarter of SST's 1998 revenues were derived from products that are protected by patents. SST typically has developed 10 to 15 new products each year. SST's research and development expense for the three years ended December 31, 1998, 1997 and 1996, was $1,087,000, $957,000 and $1,025,000, respectively. As part of the new product development process, SST engineers, in cooperation with sales and marketing staff, meet regularly with architects, engineers, building inspectors, code officials and customers. Several new products derived from existing product lines are developed annually. SST recently developed and introduced a pre-fabricated shear-wall product for the new construction market and has expanded its line of chemical and mechanical anchoring products. The Company believes that existing distribution channels are receptive to product line extensions, thereby enhancing SST's ability to enter new markets.

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

Simpson Strong-Tie sells its products through an extensive distribution system comprising dealer distributors supplying thousands of retail locations nationwide, contractor distributors, home centers, manufacturers of engineered wood products, and specialized contractors such as roof framers. SST's DIY and dealer products are used to build projects such as decks, patio covers and shelf and bench systems. SST received C-Mark equivalency clearance from the Japanese building code authorities, which is expected to facilitate acceptance of its products into the Japanese market, and has increased the distribution of its products in Australia and Chile. The Company believes that SST's increasing diversification into new and growing markets has reduced its vulnerability to construction industry cycles.

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

Simpson Strong-Tie's engineers not only design and test products, but also provide engineering support for customers. This support might range from the discussion of a load value in a catalog to testing a unique application for an existing product. SST's sales force communicates with customers in each of its marketing channels, through its publications, seminars and frequent calls.

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

Simpson Dura-Vent's objective is to expand market share in all of its distribution channels, by entering expanding markets that address energy and environmental concerns. SDV's strategy is to capitalize on its strengths in new product development and its established distribution network and to continue its commitment to high quality and service. SDV operates manufacturing and warehouse facilities in California and Mississippi.

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

Simpson Dura-Vent's Type B Gas Vent product line features heavy-duty quality construction and a twist-lock design that provides for fast and easy job-site assembly compared to conventional snap together designs. The twist-lock design has broader applications and has been incorporated into SDV's gas, pellet and direct vent product lines. Simpson Dura-Vent also markets a patented flexible vent connector, Dura/Connect, for use between the gas appliance flue outlet and the connection to the Type B Gas Vent installed in the ceiling. Dura/Connect eliminates the difficult and time consuming process of cutting, crimping and fitting galvanized steel vent connectors. Marketed to home centers and hardware stores, Dura/Connect offers a simple twist, bend and connect installation for water heaters and gas furnaces.

The wood stove industry has responded to air quality concerns with substantial reductions in wood stove particulate emissions. Simpson Dura-Vent's Dura-Plus safety valve design, a patented chimney system for use with wood burning stoves, provides enhanced fire safety in the event of a creosote chimney fire.

The growing gas fireplace market has evolved into two basic types of fireplace: top-vent fireplaces that are vented with the standard Type B Gas Vent and direct-vent fireplaces that use a special double-wall venting system. SDV's direct-vent system is designed not only to exhaust the flue products, but also to draw in outside air for combustion, an important feature in modern energy-efficient home construction. The direct-vent gas fireplace systems provide ease of installation, permitting horizontal through-the-wall venting or standard vertical through-the-roof venting. Simpson Dura-Vent has entered into OEM and distribution relationships with several large manufacturers of gas stoves to supply direct-vent venting products. Sales of Direct-Vent have been robust. In 1996, SDV expanded its direct-vent product line to include both co-axial and co-linear direct vent systems for venting gas stoves and gas inserts into existing masonry chimneys or existing factory-built metal chimneys. The recent trend from wood to gas stoves, while increasing competition for wood and pellet appliance venting products, is viewed as a significant opportunity for SDV's gas venting products.

New Product Development

Simpson Dura-Vent has gained industry recognition by offering innovative new products that meet changing needs of customers. SDV representatives serve on industry committees concerned with issues such as new appliance standards and government regulations. SDV's research and development expense for the three years ended December 31, 1998, 1997 and 1996, was $431,000, $323,000 and $287,000, respectively. SDV also maintains working relationships with research and development departments of major appliance manufacturers, providing prototypes for field testing and conducting tests in SDV's testing laboratory. SDV believes that such relationships provide competitive advantages. For example, SDV introduced the first direct vent system for the increasingly popular direct vent gas appliances. In 1998, SDV introduced a new line of vent caps for gas vent and gas relining products to improve the aesthetics of the visible portion of a venting system. SDV plans to extend the use of these vent caps to other product lines. In addition, SDV is currently developing a new double-wall insulated chimney system for use on wood and oil burning appliances.

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

Manufacturing Process

The Company has concentrated on making its manufacturing processes as efficient as possible without compromising quality or flexibility necessary to serve the needs of its customers. The Company has developed and uses automated manufacturing processes. The Company's innovative manufacturing systems and techniques have allowed it to control manufacturing costs, even while developing both new products and products that meet customized requirements and specifications. The Company's development of specialized manufacturing processes also has permitted increased operating flexibility and enhanced product design innovation.

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

Simpson Strong-Tie operates manufacturing and warehouse facilities in California, Texas, Ohio, Florida, Connecticut, Illinois, Washington, British Columbia, Ontario, England, France and Chile. Most of SST's products are produced with a high level of automation, using progressive dies run in automatic presses making parts from coiled sheet steel often in excess of 100 strokes per minute. SST produces over 500 million product pieces per year. Over half of SST's products are individually bar coded, particularly the products that are sold to home centers. SST has significant press capacity and has some multiple dies for its high volume products because of the need to produce the product close to the customer and to provide backup capacity. The balance of production is accomplished through a combination of manual, blanking and numerically controlled (NC) processes which include robotic welders, lasers and turret punches. SST believes it is the only manufacturer in the connector industry using NC turret punches to manufacture a large variety of standard and special products. This capability allows SST to produce products with little redesign or set-up time, facilitating rapid turnaround for customers. New tooling is also highly automated. Dies are designed and produced using computer aided design (CAD) and computer aided machinery (CAM) systems. CAD/CAM capability enables SST to create multiple dies rapidly and design them to high standards. The Company is constantly reviewing its product line to reduce manufacturing costs and increase automation.

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

Most of the Company's current and planned manufacturing facilities is located in a geographic region that has experienced major natural disasters, such as earthquakes, floods and hurricanes. For example, the 1989 Loma Prieta earthquake in Northern California destroyed a freeway and caused other major damage within a few miles of the Company's facilities in San Leandro, California, and the earthquakes in Northridge, California, in January 1994, destroyed several freeways and numerous buildings in the region in which the Company's facilities in Brea are located. The Company does not carry earthquake insurance. Other insurance that it carries is limited and not likely to be adequate to cover all of the Company's resulting costs, business interruption and lost profits in the event of a major natural disaster in the future. If a natural disaster were to render one or more of the Company's manufacturing facilities totally or partially unusable, whether or not covered by insurance, the Company's business and financial condition could be materially and adversely affected.

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

Simpson Dura-Vent operates under a complex regulatory environment that includes appliance and venting performance standards related to safety, energy efficiency and air quality. Gas venting regulations are contained in the National Fuel Gas Code ("NFGC"), while safety and performance regulations for wood burning appliances and chimney systems are contained in a National Fire Protection Association standard ("NFPA 211"). Standards for testing gas vents and chimneys are developed by testing laboratories such as Underwriter's Laboratories ("UL") in compliance with the American National Standards Institute. Clean air standards for both gas and wood burning appliances are regulated by the EPA. Energy efficiency standards are regulated by the Department of Energy ("DOE") under the authority of the National Appliance Energy Conservation Act. Under this act, the DOE periodically reviews the necessity for increased efficiency standards with respect to gas furnaces. A substantial percentage of Simpson Dura-Vent's Type B Gas Vent sales are for gas furnace applications. Minimum appliance efficiency standards might be adopted that could negatively affect sales of Type B Gas Vents, which could materially and adversely affect the Company's operating results and financial condition. The standards and regulations contained in the NFGC and NFPA 211 are ultimately adopted by national building code organizations such as ICBO, BOCA and SBCCI. In turn, the various building codes are adopted by local municipalities, resulting in enforcement through the building permit process. Safety, air quality and energy efficiency requirements are enforced by local air quality districts and municipalities by requiring proper UL, EPA and DOE labels on appliances and venting systems.

Competition

The Company faces a variety of competition in all of the markets in which it participates. This competition ranges from subsidiaries of large national or international corporations to small regional manufacturers. While price is an important factor, the Company competes primarily on the basis of quality, breadth of product line, technical support, service, field support and product innovation. Simpson Strong-Tie competes with numerous companies and its competitors tend to be more regional than SST, but one distributes its products nationally.

The venting industry is highly competitive. Many of Simpson Dura-Vent's competitors have greater financial and other resources than SDV. SDV's principal competitors include the Selkirk Metalbestos Division of Eljer Industries Inc. (a subsidiary of U.S. Industries, Inc.), American Metal Products Co. (a subsidiary of Masco Corp.), Metal-Fab, Inc., Hart & Cooley, Inc. and the Air Jet Division of General Products Co. The Company believes that Metal-Fab, Inc., Hart & Cooley, Inc. and Air Jet tend to be more regional than SDV, and that they have smaller shares of the national market than SDV.

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

Patents and Proprietary Rights

The Company's subsidiaries own more than 80 U.S. and foreign patents, of which more than 70 cover products that they currently manufacture and market. Its subsidiaries have filed 12 U.S. and 43 foreign patent applications that are currently pending. These patents and patent applications cover various design aspects of the subsidiaries' products as well as processes used in their manufacture. The Company's subsidiaries are continuing to develop new potentially patentable products, product enhancements and product designs. Although the Company's subsidiaries do not intend to apply for additional foreign patents covering existing products, the Company is developing an international patent program to protect new products that its subsidiaries may develop.

The Company's subsidiaries hold 116 trademark registrations in the U.S. and foreign countries covering 56 trademarks, have 35 trademark registration applications pending in the U.S. and foreign countries covering 13 trademarks, and use several other trademarks that they have not yet attempted to register.

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

Acquisitions and Expansion into New Markets

The Company's future growth, if any, may depend to some extent on its ability to penetrate new markets, both domestically and internationally. See "Industry and Market Trends" and "Business Strategy." Therefore, the Company may in the future pursue acquisitions of product lines or businesses. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has little or no direct prior experience, and the potential loss of key employees of the acquired company. In addition, future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurring of additional debt, and amortization expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. If an acquisition occurs, no assurance can be given as to its effect on the Company's business or operating results. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

In 1996, the Company purchased for approximately $1.0 million the assets of the Builders Products Division of MiTek Industries Ltd. ("MiTek") and entered into an agreement to supply MiTek with connector products in the UK. In addition, during the first quarter of 1997, the Company purchased three Canadian companies and a related U.S. company, the Isometric Group, which manufacture and distribute a line of mechanical anchors and related products, for approximately $7.7 million plus an earnout based on future sales increases through December 2000. Also during the first quarter of 1997, the Company purchased, for approximately $1.7 million, the remaining 66% equity in Patrick Bellion, S.A., a French manufacturer of connector products. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Sources of Capital."

Seasonality and Cyclicality

The Company's sales are seasonal, with operating results varying from quarter to quarter. With some exceptions, the Company's sales and income have historically been lower in the first and fourth quarters and higher in the second and third quarters of the year, as retailers and contractors purchase construction materials in the late spring and summer months for the construction season. In addition, demand for the Company's products and the Company's results of operations are significantly affected by weather conditions, such as unseasonably warm, cold or wet weather, which affect, and sometimes delay or accelerate, installation of certain of the Company's products. Political and economic events can also affect the Company's revenues. The Company has little control over the timing of customer purchases, and sales anticipated in one quarter may occur in another quarter, thereby affecting both quarters' results. In addition, the Company incurs significant expenses as it develops, produces and markets its products in anticipation of future orders. Products typically are shipped as orders are received, and accordingly the Company operates with little backlog. As a result, net sales in any quarter generally depend on orders booked and shipped in that quarter. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts. If sales fall below the Company's expectations, operating results would be adversely affected for the relevant quarters, as expenses based on those expectations will already have been incurred. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Employees and Labor Relations

As of March 1, 1999, the Company had 1,429 full-time employees, of whom 1,007 were hourly employees and 422 were salaried employees. The Company believes that its overall compensation and benefits for the most part exceed industry averages and that its relations with its employees are good.

The Company is dependent on certain key management and technical personnel, including Thomas J Fitzmyers, Stephen B. Lamson, Barclay Simpson and Donald
M. Townsend. The loss of one or more key employees could have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain additional highly qualified technical, marketing and management personnel necessary for the maintenance and expansion of the Company's activities. The Company faces strong competition for such personnel and there can be no assurance that the Company will be able to attract or retain such personnel.

A significant number of the Company's employees at two of the Company's major manufacturing facilities are represented by labor unions and are covered by collective bargaining agreements. Two of the Company's collective bargaining agreements at two of its California facilities were renegotiated in 1998. These agreements cover the Company's sheetmetal workers and its tool and die craftsmen in Brea. These two contracts were extended into 2001 and 2002, respectively. Two other contracts, covering tool and die craftsmen and sheetmetal workers in San Leandro, expire in June 1999 and July 2000, respectively. A work stoppage or interruption by a significant number of the Company's employees could have a material and adverse effect on the Company and its business and financial condition.

ITEM 2. PROPERTIES.

Properties

The Company maintains its home office in Pleasanton, California, and other offices, manufacturing and warehouse facilities elsewhere in California and in Texas, Ohio, Florida, Mississippi, Illinois, Connecticut, Washington, British Columbia, Ontario, England and France. As of March 15, 1999, the Company's facilities were as follows:



                               Approximate
                                  Square       Owned or                  Lease
         Location                Footage        Leased       Lessee     Expires             Function
---------------------------    -----------    ----------    --------    -------    --------------------------

Pleasanton, California              19,400    Leased        Company        2000    Office
San Leandro, California             47,100    Leased(1)     SST            2001    Office, Manufacturing and
                                                                                     Warehouse
San Leandro, California             71,000    Owned                                Office, Manufacturing and
                                                                                     Warehouse
San Leandro, California             57,000    Leased(2)     SST            2001    Manufacturing and
                                                                                     Warehouse
San Leandro, California             48,000    Owned                                Office and Warehouse
San Leandro, California             27,000    Owned                                Manufacturing and
                                                                                     Warehouse
San Leandro, California             61,800    Leased        SST            2002    Warehouse
Brea, California                    50,700    Owned                                Office, Manufacturing and
                                                                                     Warehouse
Brea, California                    78,000    Owned                                Office and Warehouse
Brea, California                    30,500    Owned                                Office, Manufacturing and
                                                                                   Warehouse
Brea, California                    42,900    Owned                                Warehouse
McKinney, Texas                     84,300    Owned                                Office, Manufacturing and
                                                                                   Warehouse
McKinney, Texas                    117,100    Owned                                Office and Warehouse
Columbus, Ohio                     153,500    Leased(3)     SST            2005    Office, Manufacturing and
                                                                                     Warehouse
Jacksonville, Florida               74,600    Leased        SST            2001    Office and Warehouse
Addison, Illinois                   52,400    Leased        SST            2003    Office, Manufacturing and
                                                                                     Warehouse
Enfield, Connecticut                55,100    Leased        SST            2003    Office and Warehouse
Kent, Washington                    24,000    Leased        SST            2004    Office, Manufacturing and
                                                                                     Warehouse
Tamworth, England                   78,100    Leased        SST(4)         2012    Office, Manufacturing and
                                                                                     Warehouse
Cannock, Staffordshire,             26,900    Leased        SST(4)         2000    (5)
  England
Vacaville, California              125,000    Leased(6)     SDV            2007    Office, Manufacturing and
                                                                                     Warehouse
Vacaville, California              120,300    Owned                                Office, Manufacturing and
                                                                                     Warehouse
Fontana, California                 17,900    Leased        SDV            2001    Warehouse
Vicksburg, Mississippi             172,000    Leased(7)     SDV            2003    (5)
Vicksburg, Mississippi             302,000    Owned                                Office, Manufacturing and
                                                                                     Warehouse
Vancouver, British Columbia          7,000    Leased        SST            2004    Warehouse
Toronto, Ontario                   104,000    Leased        SST(8)         2009    Office, Manufacturing and
                                                                                     Warehouse

St. Hermine, France                 11,300    Leased        SST(9)         2002    Office, Manufacturing and
                                                                                     Warehouse
St. Hermine, France                 20,900    Leased        SST(9)         2001    Office, Manufacturing and
                                                                                     Warehouse
St. Hermine, France                 15,900    Owned                                Office, Manufacturing and
                                                                                     Warehouse
--------------------


(1) Lessor is Simpson Investment Company, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein.

(2) Lessor is Doolittle Investors, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein.

(3)  Lessor is Columbus Westbelt Investment Company, a related party. See
     Note 9 to the Consolidated Financial Statements contained elsewhere herein.

(4) Lessee is Simpson Strong-Tie International, Inc., a wholly-owned subsidiary of SST.

(5) The Company no longer occupies this property and it is currently being subleased to an unrelated tenant.

(6) Lessor is Vacaville Investors, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein.

(7) Lessor is Vicksburg Investors, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein.

(8) Lessee is Simpson Strong-Tie Canada, Ltd., a wholly-owned subsidiary of SST.

(9)  Lessee is Patrick Bellion, S.A., a wholly-owned subsidiary of SST.

The Company's manufacturing facilities are equipped with specialized equipment and use extensive automation. The Company considers its existing and planned facilities to be suitable and adequate for its operations as currently conducted and as planned through 1999. The manufacturing facilities currently are being operated with one full shift and at most plants with at least a partial second or third shift. The Company anticipates that it may require additional facilities to accommodate possible future growth.


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

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELEATED STOCKHOLDER
MATTERS.

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


                                                Market Price
                     Quarter                 High          Low
                                           ---------    ---------
     1998
       Fourth............................. $38 11/16    $25 15/16
       Third..............................  40 5/16      29 1/8
       Second.............................  42 1/16      37 7/16
       First..............................  42 1/2       32 3/4

     1997
       Fourth............................. $40 1/4      $32 1/4
       Third..............................  41 7/8       26 3/16
       Second.............................  27 1/2       21 3/4
       First..............................  29 1/2       22

The Company estimates that as of March 1, 1999, approximately 2,950 persons owned shares of the Company's Common Stock either directly or through nominees.

The Company currently intends to retain its future earnings, if any, to finance operations and fund internal growth and does not anticipate paying cash dividends on the Company's Common Stock for the foreseeable future. Future dividends, if any, will be determined by the Company's Board of Directors, based on the Company's earnings, cash flow, financial condition and other factors deemed relevant by the Board of Directors. In addition, existing loan agreements require the Company to maintain Tangible Net Worth of $100.0 million plus 50% of net profit after taxes for each fiscal year ending after December 31, 1997. This requirement may limit the amount that the Company may pay out as dividends on the common stock. As of December 31, 1998, the Company had a Tangible Net Worth of $158.2 million.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years ended December 31, 1998, 1997, 1996, 1995 and 1994, derived from the audited Consolidated Financial Statements of the Company, the most recent three years of which appear elsewhere herein. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.




                                                       Year Ended December 31,
(Dollars in thousands, except          --------------------------------------------------------
 per share data)                         1998        1997        1996        1995        1994
                                       --------    --------    --------    --------    --------

STATEMENT OF OPERATIONS DATA:
Net sales                              $279,081    $246,074    $202,409    $167,958    $151,290
Cost of sales                           170,045     149,279     124,394     109,368      96,984
                                       --------    --------    --------    --------    --------
Gross profit                            109,036      96,795      78,015      58,590      54,306

Selling expense                          24,706      23,113      20,104      17,110      14,714
General and administrative expense       32,897      30,053      25,036      18,512      18,608
Compensation related to stock plans         203         305         180          61       6,909
                                       --------    --------    --------    --------    --------
Income from operations                   51,230      43,324      32,695      22,907      14,075

Interest income (expense), net              940         429         595         142        (559)
                                       --------    --------    --------    --------    --------
Income before income taxes
  and minority interest                  52,170      43,753      33,290      23,049      13,516

Provision for income taxes               21,028      17,767      13,569       8,927       8,098
Minority interest                             -           -           -           -         (33)
                                       --------    --------    --------    --------    --------
Net income                             $ 31,142    $ 25,986    $ 19,721    $ 14,122    $  5,451
                                       ========    ========    ========    ========    ========

Diluted net income per share
  of common stock                      $   2.58    $   2.17    $   1.68    $   1.23    $   0.51
                                       ========    ========    ========    ========    ========


                                                          As of December 31,
                                       --------------------------------------------------------
(Dollars in thousands)                   1998        1997        1996        1995        1994
                                       --------    --------    --------    --------    --------

BALANCE SHEET DATA:
Working capital                        $105,643    $ 83,297    $ 70,676    $ 51,984    $ 44,127
Property, plant and equipment, net       54,965      42,925      28,688      26,420      20,843
Total assets                            191,600     150,765     122,521      96,642      80,311
Total debt                                2,896          30           -          20           -
Total liabilities                        30,317      21,814      20,224      15,089      13,789
Total shareholders' equity              161,282     128,951     102,297      81,553      66,522



SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    1998                                            1997
                                --------------------------------------------    --------------------------------------------
(Dollars in thousands,           Fourth      Third       Second       First      Fourth      Third       Second      First
except per share data)          Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                                --------    --------    --------    --------    --------    --------    --------    --------

Net sales                       $ 71,832    $ 77,208    $ 70,786    $ 59,254    $ 59,767    $ 68,825    $ 65,555    $ 51,927
Cost of sales                     43,930      47,025      41,708      37,381      37,079      40,364      39,228      32,609
                                --------    --------    --------    --------    --------    --------    --------    --------
Gross profit                      27,902      30,183      29,078      21,873      22,688      28,461      26,327      19,318

Selling expense                    6,401       6,551       6,130       5,625       5,645       5,893       6,367       5,208
General and
  administrative expense           8,532       8,585       8,916       6,864       7,084       8,665       8,078       6,226
Compensation related to
  stock plans                         83          18          45          57          15         290           -           -
                                --------    --------    --------    --------    --------    --------    --------    --------
Income from operations            12,886      15,029      13,987       9,327       9,944      13,613      11,882       7,884

Interest income (expense), net       386         233         114         207         181         106         (18)        160
                                --------    --------    --------    --------    --------    --------    --------    --------
Income before income taxes        13,272      15,262      14,101       9,534      10,125      13,719      11,864       8,044

Provision for income taxes         5,400       6,027       5,728       3,873       4,106       5,531       4,843       3,287
                                --------    --------    --------    --------    --------    --------    --------    --------
Net income                      $  7,872    $  9,235    $  8,373    $  5,661    $  6,019    $  8,188    $  7,021    $  4,757
                                ========    ========    ========    ========    ========    ========    ========    ========

Diluted net income per share
  of common stock               $   0.65    $   0.77    $   0.69    $   0.47    $   0.50    $   0.68    $   0.59    $   0.40
                                ========    ========    ========    ========    ========    ========    ========    ========


The Company's results of operations fluctuate from quarter to quarter. The fluctuations are caused by various factors, primarily the increase in construction activity during warmer months of the year.


ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain matters discussed below are forward-looking statements that involve risks and uncertainties, certain of which are discussed in this and in other reports filed by the Company with the Securities and Exchange Commission. Actual results might differ materially from results suggested by any forward-looking statements in this report.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the years ended December 31, 1998, 1997 and 1996, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere herein.

Overview

Annual net sales of the Company increased 37.9% to $279.1 million in 1998 from $202.4 million in 1996. The increase in net sales resulted primarily from increased geographic distribution and a broadening of the Company's customer base and product lines, both internally and through acquisitions. Net sales increased from 1996 to 1998 in all regions of the United States, with above average rates of growth in the California market. Expansion into overseas markets also contributed to the net sales growth over the last three years. During the year ended December 31, 1998, gross profit margin increased to 39.1%, from 38.5% in 1996. The increase since 1996 was due primarily to lower material costs as a percentage of net sales, LIFO gains recorded in 1997 and 1998 and lower overhead costs as a percentage of net sales. Income from operations as a percentage of net sales, increased to 18.4% in 1998 from 16.1% in 1996.

Results of Operations

The following table sets forth, for the years indicated, the percentage of net sales of certain items in the Company's consolidated statements of operations.

                                              Years Ended December 31,
                                          --------------------------------
                                            1998        1997        1996
                                          --------    --------    --------

  Net sales                                 100.0%      100.0%      100.0%
  Cost of sales                              60.9%       60.7%       61.5%
                                          --------    --------    --------
  Gross profit                               39.1%       39.3%       38.5%
  Selling expense                             8.9%        9.4%        9.9%
  General and administrative expense         11.8%       12.2%       12.4%
  Compensation related to stock plans         0.1%        0.1%        0.1%
                                          --------    --------    --------
  Income from operations                     18.4%       17.6%       16.1%
  Interest income, net                        0.3%        0.2%        0.3%
                                          --------    --------    --------
  Income before income taxes                 18.7%       17.8%       16.4%
  Provision for income taxes                  7.5%        7.2%        6.7%
                                          --------    --------    --------
  Net income                                 11.2%       10.6%        9.7%
                                          ========    ========    ========


Comparison of the Years Ended December 31, 1998 and 1997

Net Sales

Net sales increased 13.4% to $279.1 million in 1998 from $246.1 million in 1997. Net sales of Simpson Strong-Tie's products increased 15.6% to $220.3 million in 1998 from $190.6 million in 1997, while net sales of Simpson Dura-Vent's products increased by 5.8% to $58.8 million in 1998 from $55.5 million in 1997. SDV accounted for approximately 21.1% of the Company's total net sales in 1998, a decrease from 22.6% in 1997. The increases in net sales at both SST and SDV resulted from increases in sales volume, with an overall decrease in average prices. The increase in net sales reflected sales growth throughout the United States, particularly in the Southeastern region of the country and in California. International sales also increased at an above average rate, a portion of which was related to the businesses purchased in March 1997. See "Item 1. Business. Acquisitions and Expansion into New Markets." Home centers and contractor distributors were the fastest growing connector sales channels. The growth rate of Simpson Strong-Tie's seismic and high wind and engineered wood product sales was strong. Anchoring Systems products also contributed significantly to the increase in net sales. Direct-Vent products led Simpson Dura-Vent's net sales with a strong growth rate as compared to the prior year, while sales of chimney and pellet stove products declined.

Gross Profit

Gross profit increased 12.6% to $109.0 million in 1998 from $96.8 million in 1997. As a percentage of net sales, gross profit decreased to 39.1% in 1998 from 39.3% in 1997. The small decrease was primarily due to increased labor costs, depreciation on factory equipment and other production costs, offset somewhat by a slightly larger LIFO gain recorded in 1998 as compared to 1997.

Selling Expense

Selling expense increased 6.9% to $24.7 million in 1998 from $23.1 million in 1997, but decreased as a percentage of net sales to 8.9% in 1998 from 9.4% in 1997. The increase in selling expense was primarily due to higher promotional expenses as well as higher costs related to the increase in the number of sales and marketing personnel, due in part to expenses associated with the expansion of the Anchoring Systems product line and introduction of the Strong-Wall product line.

General and Administrative Expense

General and administrative expenses increased 9.5% to $32.9 million in 1998 from $30.1 million in 1997, but decreased as a percentage of net sales to 11.8% in 1998 from 12.2% in 1997. The increase in these expenses was primarily due to increased cash profit sharing, which resulted from higher operating profit.

Acquired European Operations

The Company recorded an after-tax net loss in its combined European operations of $2.3 million in 1998, including $1.2 million in intercompany interest charges, compared to after-tax net losses of $2.4 million in 1997. These losses are primarily associated with the Company's UK operations. Depreciation on purchased capital equipment and administrative and other overhead costs incurred related to the growing operations contributed significantly to the losses. The Company expects the losses in the UK to continue through at least 1999.

Other Information

In 1999, in order to concentrate on more profitable product lines, the Company sold its metal shapes business, acquired in 1994, to an unrelated buyer. The Company will record a small loss on the sale of this product line.


Comparison of the Years Ended December 31, 1997 and 1996

Net Sales

Net sales increased 21.6% to $246.1 million in 1997 from $202.4 million in 1996. Net sales of Simpson Strong-Tie's products increased 25.3% to $190.6 million in 1997 from $152.1 million in 1996, while net sales of Simpson Dura-Vent's products increased by 10.3% to $55.5 million in 1997 from $50.3 million in 1996. SDV accounted for approximately 22.6% of the Company's total net sales in 1997, a decrease from 24.9% in 1996. The increases in net sales at both SST and SDV were primarily due to volume increases, with relatively small increases in average prices. The increase in net sales reflected sales growth throughout the United States, particularly in California and the Northeastern region of the country. International sales increased at a substantial rate, with a significant portion of this increase resulting from the businesses acquired earlier in the year. See "Item 1. Business. Acquisitions and Expansion into New Markets." Contractor distributors and home centers were the fastest growing connector sales channels. The growth rate of Simpson Strong-Tie's epoxy, seismic and engineered wood product sales remained strong, and SST's acquisition of the Isometric Group's line of mechanical anchor products also contributed significantly to the increase in net sales. Simpson Dura-Vent's sales of chimney products and Direct-Vent products experienced above-average growth.

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

Selling Expense


Selling expense increased 15.0% to $23.1 million in 1997 from $20.1 million in 1996, but decreased as a percentage of net sales to 9.4% in 1997 from 9.9% in 1996. The increase selling expense was primarily due to higher personnel costs, including agent commissions, related to the increase in the size of the sales force, which was expanded in 1997 to include manufacturers' representatives who distribute the Company's mechanical anchor product line. This increase was offset slightly by reduced spending on advertising and promotional materials.

General and Administrative Expense

General and administrative expenses increased 20.0% to $30.1 million in 1997 from $25.0 million in 1996, but decreased as a percentage of net sales to 12.2% in 1997 from 12.4% in 1996. The increase in these expenses was primarily due to increased cash profit sharing, which resulted from higher operating profit, as well as higher personnel costs, including those associated with the two acquisitions in March 1997. Partially offsetting the increase was a decrease in expenses because of the 1996 write-off of intangible assets related to Simpson Strong-Tie's operations in the UK.

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


Liquidity and Sources of Capital

The Company's liquidity needs arise principally from working capital requirements, capital expenditures and asset acquisitions. During the three years ended December 31, 1998, the Company has relied primarily on internally generated funds to finance these needs. The Company's working capital requirements are seasonal with the highest working capital needs typically occurring in the second and third quarters of the year. Cash and cash equivalents were $37.4 million and $19.4 million at December 31, 1998 and 1997, respectively. Working capital was $105.6 million and $83.3 million at December 31, 1998 and 1997, respectively. As of December 31, 1998, the Company had approximately $2.9 million in debt outstanding and had available to it unused credit facilities of approximately $22.1 million.

The Company had cash flows from operating activities of $34.5 million, $21.1 million and $24.6 million for 1998, 1997 and 1996, respectively. In 1998, cash was provided by net income of $31.1 million, noncash expenses, such as depreciation and amortization, of $8.3 million and increases in trade accounts payable, income taxes payable and accrued profit sharing and commissions, totaling approximately $5.9 million. The Company's primary operating cash flow requirements resulted from increased levels of inventory and accounts receivable that were required as the Company's sales increased. In 1998, 1997 and 1996, the Company used cash of $11.0 million, $9.1 million and $7.7 million, respectively, to fund inventory and accounts receivable requirements. The balance of the cash used in 1998 resulted from changes in the other current asset and liability accounts.

Cash used in investing activities was $20.0 million, $21.8 million and $12.3 million for 1998, 1997 and 1996, respectively. Capital expenditures, related primarily to expanding capacity, increased in 1998 to $20.1 million from $16.5 million in 1997. In 1998, $8.6 million of such capital expenditures was used for real estate and related purchases.

Financing activities provided net cash of $3.4 million, $0.3 million and $0.5 million in 1998, 1997 and 1996, respectively. In 1998, cash was provided primarily by the issuance of debt used to build Simpson Dura-Vent's new facility in Vicksburg, Mississippi, as well as through the exercise of stock options by current and former employees of the Company.

The Company believes that cash generated by operations, borrowings available under its existing credit agreements, the majority of which have been renewed through June 2000, and other available financing will be sufficient for the Company's working capital needs and planned capital expenditures through at least 1999.

Year 2000 Problem

The year 2000 problem is primarily the result of computer programs and computer controlled equipment using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in system failures or miscalculations leading to disruptions in the Company's activities or those of its significant customers, suppliers and banks.

The Company does not produce or sell any computer components, software or electronic parts in its normal business environment and, therefore, does not believe that it has any material risk of product liability or obsolescence resulting from the year 2000 problem.

In 1998, the Company established a Year 2000 Committee (the "Committee") to evaluate the extent, if any, of its year 2000 and associated problems, to make any required changes and to establish contingency plans. The Company's computer systems are PC based with few interfaces to other internal systems. These systems use a date handling routine that the Company believes to be year 2000 compliant. The Company has completed tests of its internal software which demonstrated no significant risk from the year 2000 problem.

The Company is also focusing on major customers, suppliers and equipment used in its operations to assess compliance. The Committee will continue to evaluate these areas of exposure and, where possible, will develop contingency plans and alternative sources to avoid interruptions in the Company's business. Nevertheless, the Company cannot give any assurance that there will not be a material adverse effect on the Company if third parties with whom the Company conducts business do not adequately address the year 2000 problem and, therefore, are unable to conduct operations without interruption.

Costs related to the year 2000 problem are funded through operating cash flows. The Committee estimates that the costs of addressing the year 2000 problem are expected to be less than $100,000, of which approximately 75% has been spent. The Company presently expects that the total cost of achieving year 2000 compliant systems will not be material to its financial condition, liquidity or results of operations.

Time and cost estimates are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer code and systems, and the degree of remediation success of the Company's customers, suppliers and banks in finding and resolving their year 2000 problems.


Inflation

The Company believes that the effect of inflation on the Company has not been material in recent years, as inflation rates have remained low.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                       SIMPSON MANUFACTURING CO., INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


  Financial Statements
    Report of Independent Accountants................................... 24
    Consolidated Balance Sheets at December 31, 1998 and 1997........... 25
    Consolidated Statements of Operations for the years
      ended December 31, 1998, 1997 and 1996............................ 26
    Consolidated Statements of Shareholders' Equity for the
      years ended December 31, 1996, 1997 and 1998...................... 27
    Consolidated Statements of Cash Flows for the years
      ended December 31, 1998, 1997 and 1996............................ 28
    Notes to the Consolidated Financial Statements...................... 29

  Financial Statement Schedule
    Schedule II - Valuation and Qualifying Accounts..................... 41

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Simpson Manufacturing Co.,
Inc.:

In our opinion, the accompanying financial statements and the financial statement schedule listed in the index on page 23 of this Form 10-K present fairly, in all material respects, the consolidated financial position of Simpson Manufacturing Co., Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                                  PricewaterhouseCoopers LLP
San Francisco, California
January 28, 1999

                SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                       December 31,
                                               ----------------------------
                                                   1998            1997
                                               ------------    ------------

             ASSETS
Current assets
  Cash and cash equivalents                    $ 37,402,450    $ 19,418,689
  Trade accounts receivable, net                 34,089,122      24,625,568
  Inventories                                    56,340,053      54,982,945
  Deferred income taxes                           3,749,599       3,536,750
  Other current assets                            1,282,814       1,723,586
                                               ------------    ------------
    Total current assets                        132,864,038     104,287,538

Property, plant and equipment, net               54,964,704      42,925,088
Investments                                         524,964         559,200
Other noncurrent assets                           3,246,045       2,993,114
                                               ------------    ------------
      Total assets                             $191,599,751    $150,764,940
                                               ============    ============


  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable and current portion
   of long-term debt                           $    330,704    $     29,605
  Trade accounts payable                         11,761,237       8,813,196
  Accrued liabilities                             5,591,292       5,506,903
  Accrued profit sharing trust contributions      3,173,362       2,886,875
  Accrued cash profit sharing and commissions     4,019,806       3,094,834
  Accrued workers' compensation                     879,272         659,272
  Income taxes payable                            1,465,384               -
                                               ------------    ------------
    Total current liabilities                    27,221,057      20,990,685

Long-term debt                                    2,565,182               -
Long-term liabilities                               531,149         823,732
                                               ------------    ------------
      Total liabilities                          30,317,388      21,814,417

Commitments and contingencies (Note 9)

Shareholders' equity
  Preferred Stock, without par value;
    authorized shares, 5,000,000; issued
    and outstanding shares, none                          -               -
  Common Stock, without par value;
    authorized shares, 20,000,000; issued
    and outstanding shares, 11,579,360,
    and 11,517,113 at December 31, 1998
    and 1997                                     33,723,845      32,377,563
  Retained earnings                             127,990,208      96,848,685
  Accumulated other comprehensive income           (431,690)       (275,725)
                                               ------------    ------------
    Total shareholders' equity                  161,282,363     128,950,523
                                               ------------    ------------
      Total liabilities and shareholders'
       equity                                  $191,599,751    $150,764,940
                                               ============    ============


               The accompanying notes are an integral part of
                  these consolidated financial statements.

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Years Ended December 31,
                                     --------------------------------------------
                                         1998            1997            1996
                                     ------------    ------------    ------------

Net sales                            $279,081,489    $246,074,446    $202,408,917
Cost of sales                         170,044,933     149,279,718     124,394,086
                                     ------------    ------------    ------------
    Gross profit                      109,036,556      96,794,728      78,014,831
                                     ------------    ------------    ------------

Operating expenses
  Selling                              24,706,371      23,113,344      20,104,344
  General and administrative           32,896,954      30,052,669      25,035,874
  Compensation related to
    stock plans (Note 13)                 203,500         305,038         180,155
                                     ------------    ------------    ------------
                                       57,806,825      53,471,051      45,320,373
                                     ------------    ------------    ------------

    Income from operations             51,229,731      43,323,677      32,694,458

Interest income, net                      939,792         429,102         595,180
                                     ------------    ------------    ------------

    Income before income taxes         52,169,523      43,752,779      33,289,638

Provision for income taxes             21,028,000      17,767,000      13,569,000
                                     ------------    ------------    ------------

      Net income                     $ 31,141,523    $ 25,985,779    $ 19,720,638
                                     ============    ============    ============


Net income per common share
  Basic                              $       2.69    $       2.26    $       1.73
  Diluted                            $       2.58    $       2.17    $       1.68

Number of shares outstanding
  Basic                                11,560,454      11,474,592      11,424,945
  Diluted                              12,048,197      11,965,950      11,755,184


               The accompanying notes are an integral part of
                  these consolidated financial statements.

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998




                                                                                   Accumulated
                                           Common Stock                            Other Comp-
                                   ----------------------------      Retained       rehensive
                                      Shares          Amount         Earnings         Income          Total
                                   ------------    ------------    ------------    ------------    ------------

Balance, January 1, 1996             11,358,227    $ 30,415,716    $ 51,142,268    $     (5,294)   $ 81,552,690
  Comprehensive income:
    Net income                                -               -      19,720,638               -      19,720,638
    Other comprehensive income:
      Translation adjustment                  -               -               -         205,748         205,748
                                                                                                   ------------
  Comprehensive income                                                                               19,926,386
  Options exercised                      90,191         526,415               -               -         526,415
  Tax benefit of options exercised            -         256,417               -               -         256,417
  Common stock issued at
    $13.50 per share                      2,600          35,100               -               -          35,100
                                   ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1996           11,451,018      31,233,648      70,862,906         200,454     102,297,008
  Comprehensive income:
    Net income                                -               -      25,985,779               -      25,985,779
    Other comprehensive income:
      Translation adjustment                  -               -               -        (476,179)       (476,179)
                                                                                                   ------------
  Comprehensive income                                                                               25,509,600
  Options exercised                      61,595         451,282               -               -         451,282
  Tax benefit of options exercised            -         589,133               -               -         589,133
  Common stock issued at
    $23.00 per share                      4,500         103,500               -               -         103,500
                                   ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1997           11,517,113      32,377,563      96,848,685        (275,725)    128,950,523
  Comprehensive income:
    Net income                                -               -      31,141,523               -      31,141,523
    Other comprehensive income:
      Translation adjustment                  -               -               -        (155,965)       (155,965)
                                                                                                   ------------
  Comprehensive income                                                                               30,985,558
  Options exercised                      57,147         576,343               -               -         576,343
  Tax benefit of options exercised            -         600,045               -               -         600,045
  Common stock issued at
    $33.3125 per share                    5,100         169,894               -               -         169,894
                                   ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1998           11,579,360    $ 33,723,845    $127,990,208    $   (431,690)   $161,282,363
                                   ============    ============    ============    ============    ============



               The accompanying notes are an integral part of
                  these consolidated financial statements.

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           Year Ended December 31,
                                                 --------------------------------------------
                                                     1998            1997            1996
                                                 ------------    ------------    ------------

Cash flows from operating activities
  Net income                                     $ 31,141,523    $ 25,985,779    $ 19,720,638
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Loss (gain) on sale of capital equipment           24,226         (11,194)        (16,262)
    Depreciation and amortization                   8,257,937       6,712,157       7,197,718
    Deferred income taxes and other
     long-term liabilities                           (505,434)       (946,542)       (212,450)
    Equity in income of affiliates                     (9,000)       (142,500)       (107,000)
    Noncash compensation related to stock plans       169,894         103,500          35,100
    Changes in operating assets and liabilities,
     net of effects of acquisitions:
      Trade accounts receivable, net               (9,619,171)     (2,277,797)       (190,608)
      Inventories                                  (1,379,424)     (6,867,089)     (7,500,960)
      Other current assets                            440,773        (700,537)        278,047
      Other noncurrent assets                        (509,138)        (14,450)       (800,840)
      Trade accounts payable                        2,948,041      (2,429,650)      2,688,814
      Accrued liabilities                              84,388         379,910         751,120
      Accrued profit sharing trust contributions      286,487         440,874         446,262
      Accrued cash profit sharing and commissions     924,972         802,777       1,002,913
      Accrued workers' compensation                   220,000        (150,000)        (32,853)
      Income taxes payable                          2,065,429         247,507       1,349,876
                                                 ------------    ------------    ------------
        Total adjustments                           3,399,980      (4,853,034)      4,888,877
                                                 ------------    ------------    ------------

          Net cash provided by operating
           activities                              34,541,503      21,132,745      24,609,515
                                                 ------------    ------------    ------------

Cash flows from investing activities
  Capital expenditures                            (20,057,435)    (16,548,350)     (7,364,326)
  Proceeds from sale of equipment                      57,069          65,327          57,787
  Asset acquisitions, net of cash acquired and
    equity interest already owned                           -      (9,336,142)     (1,041,780)
  Purchase of short-term investment                         -               -      (3,896,428)
  Proceeds from sale of short-term investments              -       3,995,333               -
  Equity investments                                        -               -         (11,637)
                                                 ------------    ------------    ------------
          Net cash used in investing activities   (20,000,366)    (21,823,832)    (12,256,384)
                                                 ------------    ------------    ------------

Cash flows from financing activities
  Issuance of debt                                  3,019,247               -               -
  Repayment of debt                                  (152,966)       (260,304)        (20,037)
  Issuance of Company's common stock                  576,343         554,783         526,415
                                                 ------------    ------------    ------------
          Net cash provided by financing
           activities                               3,442,624         294,479         506,378
                                                 ------------    ------------    ------------

            Net increase (decrease) in cash
              and cash equivalents                 17,983,761        (396,608)     12,859,509
Cash and cash equivalents at beginning of period   19,418,689      19,815,297       6,955,788
                                                 ------------    ------------    ------------
Cash and cash equivalents at end of period       $ 37,402,450    $ 19,418,689    $ 19,815,297
                                                 ============    ============    ============

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for
  Interest                                       $    180,607    $     80,071    $     31,311
                                                 ============    ============    ============
  Income taxes                                   $ 18,660,244    $ 19,564,663    $ 13,036,713
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

Inventory Valuation

Inventories are valued at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method, except in Europe and Canada, where inventories of approximately $5,553,000 and $4,782,000 at December 31, 1998 and 1997, respectively, are valued using the first-in, first-out (FIFO) method.

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

Product Research and Development Costs

Product research and development costs, which are included in cost of sales, were charged against income as incurred and approximated $1,518,000, $1,280,000 and $1,312,000 in 1998, 1997 and 1996, respectively.

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

The following is a reconciliation of basic earnings per share ("EPS") to diluted EPS:


                                   1998                                 1997                                 1996
                   -----------------------------------  -----------------------------------  -----------------------------------
                                                 Per                                  Per                                  Per
                      Income        Shares      Share      Income        Shares      Share      Income        Shares      Share
                   ------------  ------------  -------  ------------  ------------  -------  ------------  ------------  -------

Basic EPS
Income available
 to common
 shareholders      $ 31,141,523    11,560,454  $  2.69  $ 25,985,779    11,474,592  $  2.26  $ 19,720,638    11,424,945  $  1.73
                                               =======                              =======                              =======

Effect of Dilutive
 Securities
Stock options                 -       487,743    (0.11)            -       491,358    (0.09)            -       330,239    (0.05)
                   ------------  ------------  -------  ------------  ------------  -------  ------------  ------------  -------

Diluted EPS
Income available
 to common
 shareholders      $ 31,141,523    12,048,197  $  2.58  $ 25,985,779    11,965,950  $  2.17  $ 19,720,638    11,755,184  $  1.68
                   ============  ============  =======  ============  ============  =======  ============  ============  =======




Comprehensive  Income

Comprehensive income, which is included in the consolidated statement of shareholders' equity, is defined as net income and other comprehensive income. Other comprehensive income includes changes in foreign currency translation adjustments recorded directly into shareholders' equity.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in U.S. Treasury instruments and trade accounts receivable. The Company maintains its cash in demand deposit and money market accounts held primarily by two banks.

Adoption of Statements of Financial Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards affecting the accounting for derivative instruments and hedging activities. This standard is not expected to have a significant effect on the Company's operating results, financial condition or disclosures. SFAS No. 133 is effective for financial statements issued for periods beginning after June 15, 1999, and accordingly, management has not determined the effect, if any, on the Company's financial statements.


Reclassifications

Certain prior year amounts have been reclassified to conform to the 1998 presentation with no effect on net income as previously reported.


2. Acquisitions

In March 1997, the Company and its subsidiaries completed two acquisitions. The first was a purchase of three Canadian companies and a related U.S. company, the Isometric Group, which manufacture and distribute a line of mechanical anchors and related products. The acquisition price was approximately $7.7 million plus an earnout based on future sales increases through December 2000. The second was the purchase, for approximately $1.7 million, of the remaining 66% equity in Patrick Bellion, S.A., a French manufacturer of connector products.

In December 1996, Simpson Strong-Tie International, Inc. ("SSTI"), a subsidiary of the Company, purchased the assets, including $675,000 in equipment, of the Builders Products Division of MiTek Industries Ltd. ("MiTek") for approximately $1,040,000. The remaining $365,000 of the purchase price represents the excess of the purchase price over the fair value of the assets acquired. In conjunction with the purchase of the assets, SSTI also agreed to supply MiTek and its customers with connector products. As a result of this acquisition, the Company determined that additional manufacturing space was needed and consolidated all of its UK facilities into a single location. In connection with this consolidation, the intangible assets associated with the MiTek acquisition, the Truline Group Ltd. acquisition in 1995, and the Stokes of Cannock Ltd. acquisition in 1994, were written off during 1996.


3.  Trade Accounts Receivable

Trade accounts receivable consist of the following:


                                                       December 31,
                                               ----------------------------
                                                   1998            1997
                                               ------------    ------------

Trade accounts receivable                      $ 35,550,836    $ 26,398,046
Allowance for doubtful accounts                  (1,173,656)     (1,539,691)
Allowance for sales discounts                      (288,058)       (232,787)
                                               ------------    ------------
                                               $ 34,089,122    $ 24,625,568
                                               ============    ============


The Company sells product on credit and generally does not require collateral.


4.  Inventories

The components of inventories consist of the following:


                                                       December 31,
                                               ----------------------------
                                                   1998            1997
                                               ------------    ------------

Raw materials                                  $ 18,904,545    $ 17,882,930
In-process products                               5,255,755       5,384,709
Finished products                                32,179,753      31,715,306
                                               ------------    ------------
                                               $ 56,340,053    $ 54,982,945
                                               ============    ============


At December 31, 1998 and 1997, the replacement value of LIFO inventories exceeded LIFO cost by approximately $359,000 and $852,000, respectively.

5.  Property, Plant and Equipment, net

Property, plant and equipment consists of the following:


                                                       December 31,
                                               ----------------------------
                                                   1998            1997
                                               ------------    ------------

Land                                           $  3,891,519    $  3,366,519
Buildings and site improvements                  25,743,968      17,165,509
Leasehold improvements                            3,463,063       3,474,278
                                               ------------    ------------
Machinery and equipment                          67,052,907      55,400,034
                                               ------------    ------------
                                                100,151,457      79,406,340
Less accumulated depreciation and amortization  (49,498,717)    (41,986,005)
                                               ------------    ------------
                                                 50,652,740      37,420,335
Capital projects in progress                      4,311,964       5,504,753
                                               ------------    ------------
                                               $ 54,964,704    $ 42,925,088
                                               ============    ============


Included in property, plant and equipment at December 31, 1998 and 1997, are fully depreciated assets with an original cost of approximately $22,166,000 and $20,104,000, respectively. These fully depreciated assets are still in use in the Company's operations.



6.  Investments

The Company's 49% investment in Bulldog-Simpson GmbH is accounted for using the equity method. The Company's equity in the earnings or losses of its equity investments was not material in any of the three years in the period ended December 31, 1998.


7.  Accrued Liabilities

Accrued liabilities consist of the following:


                                                       December 31,
                                               ----------------------------
                                                   1998            1997
                                               ------------    ------------

Sales incentive and advertising allowances     $  2,124,242    $  2,686,390
Vacation liability                                1,409,518       1,091,718
Other                                             2,057,532       1,728,795
                                               ------------    ------------
                                               $  5,591,292    $  5,506,903
                                               ============    ============


8.  Debt

The outstanding debt at December 31, 1998 and 1997, and the available credit at December 31, 1998, consisted of the following:



                                               Available
                                               on Credit            Debt Outstanding
                                              Facility at            at December 31,
                                              December 31,    ----------------------------
                                                  1998            1998            1997
                                              ------------    ------------    ------------

Revolving line of credit, interest at
 bank's reference rate (at December 31,
 1998, the bank's reference rate was
 7.75%), matures June 2000, commitment
 fees are paid at the annual rate of
 0.125% on the unused portion of the
 facility                                     $ 12,686,601     $         -    $          -

Revolving term commitment, interest at
 bank's prime rate (at December 31,
 1998, the bank's prime rate was 7.75%),
 matures June 2000, commitment fees are
 paid at the annual rate of 0.125% on
 the unused portion of the facility              8,866,004               -               -

Revolving line of credit, interest rate
 at the bank's base rate of interest plus
 2% (at December 31, 1998, this rate was
 8.25%), matures June 1999, has an annual
 commission charge of 0.45%                        414,575               -               -

Revolving line of credit, interest rate
 at the weighted average French interbank
 rate of interest plus 1% (at December 31,
 1998, this rate was 4.375%), matures
 February 2000, has an annual commission
 charge of 0.25%                                   172,968               -               -

Term loan, interest at LIBOR plus 1.375%
 (at January 1, 1999, the LIBOR plus
 1.375% was 6.6577%), expires May 2008                   -       2,850,000               -


Standby letter of credit facilities              1,447,396               -               -

Other notes payable                                      -          45,886          29,605
                                              ------------    ------------    ------------
                                                23,587,544       2,895,886          29,605
Less current portion                                              (330,704)        (29,605)
                                                              ------------    ------------
                                                              $  2,565,182    $          -
                                                              ============    ============
Less standby letters of credit issued
 and outstanding                                (1,447,396)
                                              ------------
Net credit available                         $  22,140,148
                                              ============



The revolving lines of credit are guaranteed by the Company and its subsidiaries. At December 31, 1998, the Company had three outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $667,995, were used to support the Company's self-insured workers' compensation insurance requirements. The third, in the amount of $779,401, was used to guarantee performance on the Company's leased facility in the UK. These letters of credit mature between June 1999 and June 2000. Other notes payable represent debt associated with foreign businesses acquired in March 1997.

9.  Commitments and Contingencies

Leases

Certain properties occupied by the Company are leased. The leases expire at various dates through 2012 and generally require the Company to assume the obligations for insurance, property taxes, and maintenance of the facilities.

Some of the properties were leased from partnerships formed by certain current and former Company shareholders, directors, officers and employees. Rental expenses under these related party leases were as follows:


                                             Years Ended December 31,
                                   --------------------------------------------
                                       1998            1997            1996
                                   ------------    ------------    ------------

Simpson Investment Company         $    185,100    $    185,100    $    185,100
Doolittle Investors                     239,400         239,400         231,096
Vacaville Investors                     437,640         437,640         437,640
Vicksburg Investors                     353,411         334,279         329,017
Columbus Westbelt Investment Co.        581,064         581,064         581,064
                                   ------------    ------------    ------------
                                   $  1,796,615    $  1,777,483    $  1,763,917
                                   ============    ============    ============


Rental expense for 1998, 1997 and 1996 with respect to all other leased property was approximately $2,285,000, $2,128,000 and $1,170,000, respectively.

At December 31, 1998, minimum rental commitments under all noncancelable leases are as follows:

          1999                           $  4,924,667
          2000                              4,975,303
          2001                              4,456,966
          2002                              3,453,485
          2003                              2,766,547
          Thereafter                       10,302,468
                                         ------------
                                         $ 30,879,436
                                         ============

Some of these minimum rental commitments involve the related parties described above, contain renewal options, and provide for periodic rental adjustments based on changes in the consumer price index or current market rental rates.

The nominal term of Simpson Strong-Tie International, Inc.'s ("SSTI") lease in the United Kingdom is 25 years but includes an option to terminate without penalty in either the fifteenth or twentieth year upon one year written notice by SSTI. As such, future minimum rental payments associated with the first 15 years of this lease are included in minimum rental commitments in the table above.

Environmental

At two of the Company's operating facilities, evidence of contamination resulting from activities of prior occupants was discovered. The Company took certain remedial actions at one facility in 1990 and is monitoring the condition of this property to determine whether additional action, if any, may be required. The Company has been informed by the lessor of the other facility, Vicksburg Investors, that appropriate remedial action has been taken. The Company does not believe that either of these matters will have a material adverse effect on its financial position or results of operations.

Litigation

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.


10.  Income Taxes

The provision for income taxes consists of the following:


                                     Years Ended December 31,
                           --------------------------------------------
                               1998            1997            1996
                           ------------    ------------    ------------

Current
  Federal                  $ 18,075,000    $ 15,546,000    $ 11,989,000
  State                       3,345,000       3,115,000       2,353,000
  Foreign                        82,000         145,000               -
Deferred                       (474,000)     (1,039,000)       (773,000)
                           ------------    ------------    ------------
                           $ 21,028,000    $ 17,767,000    $ 13,569,000
                           ============    ============    ============


Reconciliations between the statutory federal income tax rates and the Company's effective income tax rates as a percentage of income before income taxes are as follows:

                                              Years Ended December 31,
                                          --------------------------------
                                            1998        1997        1996
                                          --------    --------    --------

Federal tax rate                             35.0%       35.0%       35.0%
State taxes, net of federal benefit           4.5%        4.2%        4.7%
Other                                         0.8%        1.4%        1.1%
                                          --------    --------    --------
  Effective income tax rate                  40.3%       40.6%       40.8%
                                          ========    ========    ========


The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 1998, 1997 and 1996, were as follows:


                                             Years Ended December 31,
                                   --------------------------------------------
                                       1998            1997            1996
                                   ------------    ------------    ------------

Current deferred tax assets
    State tax                      $  1,170,805    $  1,037,753    $    795,671
    Compensation related to
     stock plans                        128,657         140,579         165,967
    Workers' compensation               115,436         155,416          89,657
    Health claims                       435,294         272,393         213,476
    Vacation                            399,472         416,268         422,392
    Accounts receivable allowance       573,265         602,802         464,681
    Inventory allowance                 619,447         477,304         359,646
    Sales incentive and
     advertising allowances             163,008         206,210         237,050
    Other                               144,215         228,025         170,915
                                   ------------    ------------    ------------
                                   $  3,749,599    $  3,536,750    $  2,919,455
                                   ============    ============    ============

Long-term deferred tax assets (liabilities)
    Depreciation                   $    911,723    $    639,063    $    255,683
    Goodwill amortization               602,182         574,269         545,068
    Other                              (421,710)       (402,545)       (174,255)
                                   ------------    ------------    ------------
                                   $  1,092,195    $    810,787    $    626,496
                                   ============    ============    ============


No valuation allowance has been recorded for deferred tax assets for the years ended December 31, 1998, 1997 and 1996, due to the Company's taxable income in 1998 and prior years.


11.  Profit Sharing and Pension Plans

The Company has four profit sharing plans covering substantially all salaried employees and nonunion hourly employees. Two of the plans, covering U.S. employees, provide for annual contributions in amounts the Board of Directors may authorize, subject to certain limitations, but in no event more than the amount permitted under the Internal Revenue Code as deductible expense. The other two plans, covering the Company's European employees, require the Company to make contributions ranging from three to ten percent of the employee's compensation. The total cost for these four profit sharing plans for the years ended December 31, 1998, 1997 and 1996, was approximately $3,078,000, $2,775,000 and $2,469,000, respectively.

The Company also contributes to various industry-wide, union-sponsored defined benefit pension funds for union, hourly employees. Payments to these funds aggregated approximately $809,000, $708,000 and $667,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


12.  Related Party Transactions

The Chairman and the President and Chief Executive Officer of the Company, who are directors and principal shareholders of the Company, served as directors and officers of the Simpson PSB Fund (a charitable organization) until October 1997. The Company contributed $75,496, $207,156 and $50,000 to this organization in 1998, 1997 and 1996, respectively. The Chairman and the President and Chief Executive Officer of the Company were again appointed as directors and officers of the Simpson PSB Fund in January 1999.

Refer to Note 9 regarding related party transactions involving Company leases.

13.  Stock Bonus and Stock Options Plans

The Company applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its non-qualified stock option plan as stock options granted under this plan have an exercise price equal to 100% of the market price on the date of grant. If the compensation cost for this plan had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the pro forma effect on the Company's net income and earnings per share in 1998, 1997 and 1996 would have been:


                                             Years Ended December 31,
                                   --------------------------------------------
                                       1998            1997            1996
                                   ------------    ------------    ------------

Net income, as reported            $ 31,141,523    $ 25,985,779    $ 19,720,638
Pro forma                            30,423,968      25,464,303      19,430,964

Diluted earnings per share,
 as reported                               2.58            2.17            1.68
Pro forma                                  2.54            2.13            1.65

The fair value of each option granted was estimated on the date of grant using the Black-Sholes option-pricing model with the following assumptions for 1998, 1997 and 1996, respectively: risk-free interest rate of 4.63 for 1998 and 5.50% for 1997 and 1996; no dividend yield for all years; expected lives of 6.3, 6.3 and 6.1 years; and volatility of 30.7% for all years. The weighted average fair value per share of options granted during 1998, 1997 and 1996 was $15.09, $14.12 and $9.63, respectively.

The Company currently has two stock option plans. The first is principally for the Company's employees and the second is for the Company's independent directors. During the last three years, the Company met most of the operating goals established for its two stock option plans and accordingly, has committed to grant options to purchase 118,750 shares for 1998 and has granted options to purchase 122,750 and 119,750 shares for 1997 and 1996, respectively. These options have an exercise price range of $36.63 to $41.18 per share, $33.31 to $37.31 per share and $23.00 to $29.25 per share for 1998, 1997 and 1996, respectively.

The following table summarizes the Company's stock option activity for the years ended December 31, 1998, 1997 and 1996:




                                           1998                     1997                     1996
                                  ----------------------  ----------------------  ----------------------
                                              Weighted-               Weighted-                Weighted-
                                               Average                 Average                  Average
                                               Exercise                Exercise                 Exercise
   Non-Qualified Stock Options      Shares      Price       Shares      Price       Shares       Price
--------------------------------  ----------  ----------  ----------  ----------  ----------  ----------

Outstanding at beginning of year     978,917  $    14.29     922,734  $    11.29     904,114  $     9.22
  Granted                            118,750       37.44     122,250       33.39     110,750       23.12
  Additional grants                        -           -         500       33.31       9,000       23.00
  Exercised                          (57,147)      10.09     (61,595)       7.33     (90,191)       5.84
  Forfeited                           (7,501)      31.37      (4,972)      18.66     (10,939)      13.30
                                  ----------              ----------              ----------
Outstanding at end of year         1,033,019       17.05     978,917       14.29     922,734       11.29
                                  ==========              ==========              ==========



The number of stock options exercisable at the end of 1998, 1997 and 1996 was 740,638, 700,497 and 694,779, respectively.

The following table summarizes information about the Company's stock options outstanding at December 31, 1998:



                                            Options Outstanding                     Options Exercisable
                                --------------------------------------------    ----------------------------
                                                 Weighted-
                                   Number         Average        Weighted-         Number         Weighted-
                                Outstanding      Remaining        Average       Outstanding       Average
                                at December     Contractual       Exercise      at December       Exercise
  Range of Exercise Prices        31, 1998          Life           Price          31, 1998         Price
----------------------------    ------------    ------------    ------------    ------------    ------------

                       $3.64         151,454       2.3 years    $       3.64         151,454    $       3.64
                      $11.50         383,921       2.4 years           11.50         383,921           11.50
            $10.00 to $11.28          83,342       3.1 years           10.24          78,251           10.24
                      $13.50          69,446       4.0 years           13.50          50,638           13.50
            $23.00 to $29.25         110,274       5.0 years           23.10          49,465           23.20
            $33.31 to $37.31         115,832       6.0 years           33.38          25,409           33.55
            $36.63 to $41.18         118,750       7.0 years           37.44           1,500           36.63
                                ------------                                    ------------
             $3.64 to $41.18       1,033,019       3.8 years           17.05         740,638           11.48
                                ============                                    ============



The Company also maintains a Stock Bonus Plan whereby for each ten years of continuous employment with the Company each employee who does not participate in one of the Company's stock option plans receives 100 shares of common stock. In 1998, 1997 and 1996, the Company committed to issue 3,200, 5,100 and 4,500 shares, respectively, which resulted in compensation charges of $203,500, $305,038 and $180,155, respectively. The shares are issued in the year following the year in which they are earned.


14.  Segment Information

The Company is organized into two primary segments. The segments are defined by types of products manufactured, marketed and distributed to the Company's customers. The two product segments are construction connector products and venting products. These segments are differentiated in several ways, including the types of materials used, the production process, the distribution channels used and the applications in which the products are used. Transactions between the two segments were immaterial for each of the years presented.

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of December 31 or for the years ended December 31, 1998, 1997 and 1996:



                                   Connector        Venting
             1998                   Products        Products        All Other        Total
------------------------------    ------------    ------------    ------------    ------------

Net sales                         $220,319,000    $ 58,762,000    $          -    $279,081,000
Income from operations              42,674,000       8,709,000        (153,000)     51,230,000
Depreciation and amortization        6,738,000       1,417,000         103,000       8,258,000
Capital expenditures and
  acquisitions                      11,509,000       8,548,000               -      20,057,000
Total assets                       115,507,000      35,095,000      40,998,000     191,600,000



                                   Connector        Venting
             1997                   Products        Products        All Other        Total
------------------------------    ------------    ------------    ------------    ------------

Net sales                         $190,553,000    $ 55,521,000    $          -    $246,074,000
Income from operations              34,344,000       9,187,000        (207,000)     43,324,000
Depreciation and amortization        5,472,000       1,094,000         146,000       6,712,000
Capital expenditures and
  acquisitions                      22,778,000       3,102,000           4,000      25,884,000
Total assets                        98,069,000      30,032,000      22,664,000     150,765,000



                                   Connector        Venting
             1996                   Products        Products        All Other        Total
------------------------------    ------------    ------------    ------------    ------------

Net sales                         $152,095,000    $ 50,314,000    $          -    $202,409,000
Income from operations              24,765,000       8,109,000        (180,000)     32,694,000
Depreciation and amortization        5,949,000       1,046,000         203,000       7,198,000
Capital expenditures and
  acquisitions                       7,534,000         872,000               -       8,406,000
Total assets                        72,082,000      24,575,000      25,864,000     122,521,000



Cash collected by the Company's subsidiaries is routinely transferred into the Company's cash management accounts, and therefore, has been included in the total assets of the segment entitled "All Other." Cash and short-term investment balances in this segment were approximately $36,433,000, $18,096,000 and $23,200,000 as of December 31, 1998, 1997 and 1996,
respectively.

The following table illustrates how the Company's net sales and long-lived assets are distributed geographically as of December 31, 1998, 1997 and 1996, or for the years then ended.



                              1998                            1997                            1996
                  ----------------------------    ----------------------------    ----------------------------
                      Net          Long-Lived         Net          Long-Lived         Net          Long-Lived
                     Sales           Assets          Sales           Assets          Sales           Assets
                  ------------    ------------    ------------    ------------    ------------    ------------

United States     $265,201,000    $ 50,753,000    $233,596,000    $ 38,027,000    $197,377,000    $ 28,150,000
Other countries     13,880,000       6,891,000      12,478,000       7,639,000       5,032,000       3,473,000
                  ------------    ------------    ------------    ------------    ------------    ------------
                  $279,081,000    $ 57,644,000    $246,074,000    $ 45,666,000    $202,409,000    $ 31,623,000
                  ============    ============    ============    ============    ============    ============



Net sales and long-lived assets are attributable to the country where the operations are located.


                                                           SCHEDULE II

            SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES

                   VALUATION AND QUALIFYING ACCOUNTS
          for the years ended December 31, 1998, 1997 and 1996

              Column A                    Column B                Column C                Column D        Column E
                                                                  Additions
                                                        ----------------------------
                                                          Charged         Charged
                                         Balance at       to Costs        to Other                        Balance
                                         Beginning          and          Accounts -                        at End
           Classification                 of Year         Expenses       Write-offs      Deductions       of Year
------------------------------------    ------------    ------------    ------------    ------------    ------------

Year Ended December 31, 1998
  Allowance for doubtful accounts       $  1,539,691    $    767,339    $          -    $  1,133,374    $  1,173,656
  Allowance for obsolete inventory           742,578         212,334               -          10,581         944,331

Year Ended December 31, 1997
  Allowance for doubtful accounts          1,108,950       1,010,012               -         579,271       1,539,691
  Allowance for obsolete inventory           648,881         220,000               -         126,303         742,578

Year Ended December 31, 1996
  Allowance for doubtful accounts            931,321         607,354               -         429,725       1,108,950
  Allowance for obsolete inventory           389,611          60,000         270,994          71,724         648,881


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 20, 1999, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 1998, which will set forth certain information with respect to the directors and executive officers of the Registrant and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 20, 1999, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 1998, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAIL OWNERS AND MANAGEMENT.

Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 20, 1999, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 1998, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 20, 1999, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 1998, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     a.  Exhibits

         3(i) Certificate of Incorporation of Simpson Manufacturing Co., Inc., a Delaware Corporation.
         3(ii).1 Bylaws of Simpson Manufacturing Co., Inc., a California Corporation.
         3(ii).2 Bylaws of Simpson Manufacturing Co., Inc., a Delaware Corporation.
         11.      Statement re computation of earnings per share.
         21.      List of Subsidiaries of the Registrant.
         23.      Consent of Independent Certified Public Accountants.

     b. No reports on Form 8-K were filed during the last quarter of the period for which this report is filed.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 29, 1999                    Simpson Manufacturing Co., Inc.
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

        Signature                       Title                    Date
-------------------------    ---------------------------    --------------

CHIEF EXECUTIVE OFFICER:

  /s/Thomas J Fitzmyers      President, Chief Executive     March 29, 1999
-------------------------    Officer and Director
  (Thomas J Fitzmyers)

CHIEF FINANCIAL OFFICER:

  /s/Stephen B. Lamson       Chief Financial Officer,       March 29, 1999
-------------------------    Secretary and Director
   (Stephen B. Lamson)


DIRECTORS:

  /s/Barclay Simpson         Chairman of the Board          March 29, 1999
-------------------------
    (Barclay Simpson)


  /s/Earl F. Cheit           Director                       March 29, 1999
-------------------------
     (Earl F. Cheit)


  /s/Sunne Wright McPeak     Director                       March 29, 1999
-------------------------
  (Sunne Wright McPeak)


  /s/Barry Lawson Williams   Director                       March 29, 1999
-------------------------
 (Barry Lawson Williams)