Form 10-Q
period 1999-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 1999-05-14
CIK 920371

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended:  March 31, 1999
                                 --------------

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

  The number of shares of the Registrant's Common Stock outstanding as of March 31, 1999: 11,585,502
                 ----------

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



               SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    March 31,             December 31,
                                          ----------------------------
                                                  (Unaudited)
                                              1999            1998            1998
                                          ------------    ------------    ------------

              ASSETS
Current assets
  Cash and cash equivalents               $ 33,642,222    $ 16,248,992    $ 37,402,450
  Trade accounts receivable, net            44,724,610      34,420,498      34,089,122
  Inventories                               59,564,149      56,766,526      56,340,053
  Deferred income taxes                      4,046,027       3,559,493       3,749,599
  Other current assets                       1,713,334       1,654,769       1,282,814
                                          ------------    ------------    ------------
    Total current assets                   143,690,342     112,650,278     132,864,038

Net property, plant and equipment           56,557,645      46,391,960      54,964,704
Investments                                    514,155         548,391         524,964
Other noncurrent assets                      3,048,198       2,955,917       3,246,045
                                          ------------    ------------    ------------
      Total assets                        $203,810,340    $162,546,546    $191,599,751
                                          ============    ============    ============

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes Payable and current
    portion of long-term debt             $    327,477    $     29,147    $    330,704
  Trade accounts payable                    12,371,463      12,793,780      11,761,237
  Accrued liabilities                        5,223,706       4,352,965       5,591,292
  Income taxes payable                       5,356,866       2,293,672       1,465,384
  Accrued profit sharing trust
   contributions                             4,128,707       3,812,841       3,173,362
  Accrued cash profit sharing
   and commissions                           3,732,724       2,434,539       4,019,806
  Accrued workers' compensation                879,272         659,272         879,272
                                          ------------    ------------    ------------
    Total current liabilities               32,020,215      26,376,216      27,221,057

Long-term debt, net of current portion       2,557,020               -       2,565,182
Deferred income taxes and
 long-term liabilities                         434,607         741,918         531,149
                                          ------------    ------------    ------------
    Total liabilities                       35,011,842      27,118,134      30,317,388
                                          ------------    ------------    ------------

Commitments and contingencies (Notes 5 and 6)

Shareholders' equity
  Common stock                              33,871,198      33,110,912      33,723,845
  Retained earnings                        135,638,611     102,509,459     127,990,208
  Accumulated other comprehensive income      (711,311)       (191,959)       (431,690)
                                          ------------    ------------    ------------
    Total shareholders' equity             168,798,498     135,428,412     161,282,363
                                          ------------    ------------    ------------
      Total liabilities and
       shareholders' equity               $203,810,340    $162,546,546    $191,599,751
                                          ============    ============    ============



            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMNETS OF OPERATIONS
                                (UNAUDITED)



                                                   Three Months Ended
                                                       March 31,
                                              ----------------------------
                                                  1999            1998
                                              ------------    ------------

Net sales                                     $ 74,661,590    $ 59,254,549
Cost of sales                                   46,212,976      37,381,156
                                              ------------    ------------
    Gross profit                                28,448,614      21,873,393
                                              ------------    ------------

Operating expenses:
  Selling                                        7,897,807       5,624,774
  General and administrative                     8,038,761       6,864,496
  Compensation related to stock plans               83,000          57,000
                                              ------------    ------------
                                                16,019,568      12,546,270
                                              ------------    ------------

    Income from operations                      12,429,046       9,327,123

Interest income, net                               348,357         206,652
                                              ------------    ------------

    Income before income taxes                  12,777,403       9,533,775

Provision for income taxes                       5,129,000       3,873,000
                                              ------------    ------------

    Net income                                $  7,648,403    $  5,660,775
                                              ============    ============

Net income per common share
  Basic                                       $       0.66    $       0.49
  Diluted                                     $       0.63    $       0.47

Number of shares outstanding
  Basic                                         11,580,828      11,531,115
  Diluted                                       12,093,225      12,044,490


              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMNETS OF COMPREHENSIVE INCOME
                                (UNAUDITED)



                                                   Three Months Ended
                                                       March 31,
                                              ----------------------------
                                                  1999            1998
                                              ------------    ------------
Net income                                    $  7,648,403    $  5,660,775

Other comprehensive income, net of tax:
Foreign currency translation adjustments          (279,621)         83,766
                                              ------------    ------------

Comprehensive income                          $  7,368,782    $  5,744,541
                                              ============    ============



            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDIDED)



                                                           Three Months Ended
                                                               March 31,
                                                      ----------------------------
                                                          1999            1998
                                                      ------------    ------------

Cash flows from operating activities
  Net income                                          $  7,648,403    $  5,660,775
                                                      ------------    ------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Gain on sale of capital equipment                      (20,219)         (2,000)
    Depreciation and amortization                        2,540,621       2,250,933
    Deferred income taxes and long-term liabilities       (392,970)       (104,560)
    Changes in operating assets and liabilities,
     net of effects of
     acquisitions:
      Trade accounts receivable                        (10,824,803)     (9,687,467)
      Income taxes payable                               3,959,444       2,683,549
      Inventories                                       (3,281,486)     (1,764,013)
      Trade accounts payable                               610,226       3,980,584
      Accrued profit sharing trust
       contributions                                       955,345         925,966
      Accrued liabilities                                 (367,586)     (1,153,938)
      Accrued cash profit sharing
       and commissions                                    (287,082)       (660,295)
      Other current assets                                (430,522)         68,817
      Other noncurrent assets                               57,966         (21,199)
                                                      ------------    ------------
        Total adjustments                               (7,481,066)     (3,483,623)
                                                      ------------    ------------

        Net cash provided by operating activities          167,337       2,177,152
                                                      ------------    ------------

Cash flows from investing activities
  Capital expenditures                                  (4,064,037)     (5,692,243)
  Proceeds from sale of equipment                           68,467           2,380
                                                      ------------    ------------
    Net cash used in investing activities               (3,995,570)     (5,689,863)
                                                      ------------    ------------

Cash flows from financing activities
  Issuance of debt, net of repayments                      (11,389)        343,472
  Issuance of Company's common stock                        79,394            (458)
                                                      ------------    ------------
    Net cash provided by financing activities               68,005         343,014
                                                      ------------    ------------

      Net decrease in cash and cash equivalents         (3,760,228)     (3,169,697)
Cash and cash equivalents at beginning of period        37,402,450      19,418,689
                                                      ------------    ------------
Cash and cash equivalents at end of period            $ 33,642,222    $ 16,248,992
                                                      ============    ============



            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles have been condensed or omitted. These interim statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Simpson Manufacturing Co., Inc.'s (the "Company's") 1998 Annual Report on Form 10-K (the "1998 Annual Report").

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

The following is a reconciliation of basic earnings per share ("EPS") to diluted EPS:



                                       Three Months Ended                  Three Months Ended
                                         March 31, 1999                      March 31, 1998
                               ----------------------------------  ----------------------------------
                                                            Per                                 Per
                                  Income        Shares     Share      Income        Shares     Share
                               ------------  ------------  ------  ------------  ------------  ------

Basic EPS
Income available to
  common shareholders          $  7,648,403    11,580,828  $ 0.66  $  5,660,775    11,531,115  $ 0.49

Effect of Dilutive Securities
Stock options                             -       512,397    0.03)            -       513,375   (0.02)
                               ------------  ------------  ------  ------------  ------------  ------

Diluted EPS
Income available to
  common shareholders          $  7,648,403    12,093,225  $ 0.63  $  5,660,775    12,044,490  $ 0.47
                               ============  ============  ======  ============  ============  ======


Certain prior year amounts have been reclassified to conform to the 1999 presentation with no effect on net income as previously reported.


2.  Trade Accounts Receivable

Trade accounts receivable consist of the following:



                                                    March 31,             December 31,
                                          ----------------------------
                                                  (Unaudited)
                                              1999            1998            1998
                                          ------------    ------------    ------------

Trade accounts receivable                 $ 46,501,014    $ 35,927,002    $ 35,550,836
Allowance for doubtful accounts             (1,326,334)     (1,202,182)     (1,173,656)
Allowance for sales discounts                 (450,070)       (304,322)       (288,058)
                                          ------------    ------------    ------------
                                          $ 44,724,610    $ 34,420,498    $ 34,089,122
                                          ============    ============    ============




3.  Inventories

The components of inventories consist of the following:



                                                    March 31,             December 31,
                                          ----------------------------
                                                  (Unaudited)
                                              1999            1998            1998
                                          ------------    ------------    ------------

Raw materials                             $ 19,372,470    $ 18,619,797    $ 18,904,545
In-process products                          5,256,131       6,091,933       5,255,755
Finished products                           34,935,548      32,054,796      32,179,753
                                          ------------    ------------    ------------
                                          $ 59,564,149    $ 56,766,526    $ 56,340,053
                                          ============    ============    ============



Approximately 91% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of LIFO and are subject to adjustment based upon final year-end inventory amounts. At March 31, 1999 and 1998, and December 31, 1998, the replacement value of LIFO inventories exceeded LIFO cost by approximately $284,000, $777,000 and $359,000, respectively.

4.  Net Property, Plant and Equipment

Net property, plant and equipment consists of the following:



                                                    March 31,             December 31,
                                          ----------------------------
                                                  (Unaudited)
                                              1999            1998            1998
                                          ------------    ------------    ------------

Land                                      $  3,891,519    $  3,366,519    $  3,891,519
Buildings and site improvements             25,675,093      17,141,278      25,743,968
Leasehold improvements                       3,448,358       3,334,358       3,463,063
Machinery and equipment                     67,015,178      56,169,362      67,052,907
                                          ------------    ------------    ------------
                                           100,030,148      80,011,517     100,151,457
Less accumulated depreciation
 and amortization                          (51,851,356)    (44,210,391)    (49,498,717)
                                          ------------    ------------    ------------
                                            48,178,792      35,801,126      50,652,740
Capital projects in progress                 8,378,853      10,590,834       4,311,964
                                          ------------    ------------    ------------
                                          $ 56,557,645    $ 46,391,960    $ 54,964,704
                                          ============    ============    ============




5.  Debt

Outstanding debt at March 31, 1999 and 1998, and December 31, 1998, and the available credit at March 31, 1999, consisted of the following:


                                                                               Debt Outstanding
                                                  Available      --------------------------------------------
                                                  Credit at              at March 31,                 at
                                                  March 31,      ----------------------------    December 31,
                                                     1999            1999            1998            1998
                                                 ------------    ------------    ------------    ------------
Revolving line of credit, interest
  at bank's reference rate (at March 31,
  1999, the bank's reference rate was
  7.75%), expires June 2000                      $ 12,707,081    $          -    $          -    $          -

Revolving term commitment, interest at
  bank's prime rate (at March 31, 1999,
  the bank's prime rate was 7.75%),
  expires June 2000                                 8,866,004               -               -               -

Revolving line of credit, interest rate
  at the bank's base rate of interest
  plus 2%, expires June 1999                          403,682               -               -               -

Revolving line of credit, interest rate
  at the weighted average Euro interbank
  rate of interest plus 1%, expires
  February 2000                                       163,235               -               -               -

Standby letter of credit facilities                 1,426,916               -               -               -

Term loan, interest at LIBOR plus 1.375%
   (at March 31, 1999, the LIBOR plus
   1.375% was 6.3375%), expires May 2008                    -       2,850,000               -       2,850,000

Other notes payable and long-term debt                      -          34,497          29,147          45,886
                                                 ------------    ------------    ------------    ------------
                                                   23,566,918       2,884,497          29,147       2,895,886
Less current portion                                        -        (327,477)        (29,147)       (330,704)
                                                 ------------    ------------    ------------    ------------
                                                 $ 23,566,918    $  2,557,020    $          -    $  2,565,182
                                                                 ============    ============    ============
Standby letters of credit issued
  and outstanding                                  (1,426,916)
                                                 ------------
                                                 $ 22,140,002
                                                 ============


As of March 31, 1999, the Company had three outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $667,995, are used to support the Company's self-insured workers' compensation insurance requirements. The third, in the amount of $758,921, is used to guarantee performance on the Company's leased facility in the UK. Other notes payable represent debt associated with foreign businesses acquired in 1997.


6.  Commitments and Contingencies

Note 9 to the consolidated financial statements in the Company's 1998 Annual Report provides information concerning commitments and contingencies. From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.


7.  Segment Information

The Company is organized into two primary segments. The segments are defined by types of products manufactured, marketed and distributed to the Company's customers. The two product segments are construction connector products and venting products. These segments are differentiated in several ways, including the types of materials used, the production process, the distribution channels used and the applications in which the products are used. Transactions between the two segments were immaterial for each of the periods presented.

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the three months ended:

                                  March 31,       March 31,
                                     1999            1998
                                 ------------    ------------
Net Sales
  Connector products             $ 59,839,000    $ 47,413,000
  Venting products                 14,823,000      11,842,000
                                 ------------    ------------
    Total                        $ 74,662,000    $ 59,255,000
                                 ============    ============

Income from Operations
  Connector products             $ 10,276,000    $  8,191,000
  Venting products                  2,132,000       1,416,000
  All other                            21,000        (280,000)
                                 ------------    ------------
    Total                        $ 12,429,000    $  9,327,000
                                 ============    ============

Total Assets
  Connector products             $128,957,000    $111,030,000
  Venting products                 37,147,000      32,662,000
  All other                        37,706,000      18,855,000
                                 ------------    ------------
    Total                        $203,810,000    $162,547,000
                                 ============    ============

Cash collected by the Company's subsidiaries is routinely transferred into the Company's cash management accounts and, therefore, has been included in the total assets of the segment entitled "All other." Cash and cash equivalent balances in this segment were approximately $32,573,000 and $15,055,000 as of March 31, 1999 and 1998, respectively.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 1999 and 1998. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.


Results of Operations for the Three Months Ended March 31, 1999, Compared with the Three Months Ended March 31, 1998

Sales increased 26.0% in the first quarter of 1999 as compared to the first quarter of 1998. The increase reflected sales growth throughout the United States, particularly in the southeastern portion of the country and in California. Sales also increased in most of the Company's international markets. Simpson Strong-Tie's first quarter sales increased 26.2% over the same quarter last year, while Simpson Dura-Vent's sales increased 25.2%. Simpson Strong-Tie's sales to homecenter customers grew at a higher rate than other distribution channels. Simpson Strong-Tie's connector sales growth was broad based across its product lines, although the growth rate of Anchoring Systems products was the highest. Sales of all of Simpson Dura-Vent's major product lines increased compared to the first quarter of 1998, led by above average growth rates for its Direct-Vent and chimney product lines.

Income from operations increased 33.3% from $9,327,123 in the first quarter of 1998 to $12,429,046 in the first quarter of 1999 as a result of higher sales and gross margins and lower general and administrative costs as a percentage of sales. Gross margins increased from 36.9% in the first quarter of 1998 to 38.1% in the first quarter of 1999 primarily due to better absorption of fixed overhead costs as a result of the increased production. Selling expenses increased 40.4% from $5,624,774 in the first quarter of 1998 to $7,897,807 in the first quarter of 1999. The increase was primarily due to higher promotional expenses as well as higher costs related to an increase in the number of sales and marketing personnel. General and administrative expenses increased 17.1% from $6,864,496 in the first quarter of 1998 to $8,038,761 in the first quarter of 1999 primarily due to increased cash profit sharing resulting from higher operating income. The effective tax rate was 40.1% in the first quarter of 1999, a slight decrease from the first quarter of 1998.


Liquidity and Sources of Capital

As of March 31, 1999, working capital was $111.7 million as compared to $86.3 million at March 31, 1998, and $105.6 million at December 31, 1998. The principal components of the increase in working capital from December 31, 1998, were increases in the Company's trade accounts receivable and inventories totaling approximately $13.9 million, primarily due to higher sales levels and seasonal buying programs. Partially offsetting these increases was a decrease in cash and cash equivalents of approximately $3.8 million as well as increases in certain liability accounts, including income taxes payable, accrued cash profit sharing trust contributions and trade accounts payable. These accounts increased an aggregate of approximately $5.5 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change combined with net income and noncash expenses, such as depreciation and amortization, totaling approximately $10.2 million, resulted in net cash provided by operating activities of approximately $0.2 million. As of March 31, 1999, the Company had unused credit facilities available of approximately $22.1 million.

The Company used approximately $4.0 million in its investing activities, primarily to purchase the capital equipment and property needed to expand its capacity. The Company plans to continue this expansion throughout the remainder of the year and into 2000.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements, will be sufficient for the Company's working capital needs and planned capital expenditures through the remainder of 1999 and into 2000. Depending on the Company's future growth, it may become necessary to secure additional sources of financing.

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

Costs related to the year 2000 problem are funded through operating cash flows. The Committee estimates that the costs of addressing the year 2000 problem are expected to be less than $100,000, most of which has been spent. The Company presently expects that the total cost of achieving year 2000 compliant systems will not be material to its financial condition, liquidity or results of operations.

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


                                           Simpson Manufacturing Co., Inc.
                                           -------------------------------
                                                    (Registrant)


DATE:  MAY 14, 1999                   By:  /s/Stephen B. Lamson
       ------------------                  -------------------------------
                                                  Stephen B. Lamson
                                               Chief Financial Officer