Form 10-Q
period 1999-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 1999-08-11
CIK 920371

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended:  June 30, 1999
                                 -------------

                                     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

        For the transition period from       to
                                       -----    -----

Commission file number:  0-23804
                         -------

                        Simpson Manufacturing Co., Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                            94-3196943
        -------------------------------            -------------------
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

  The number of shares of the Registrant's Common Stock outstanding as of June 30, 1999: 11,910,173
                ----------

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



               SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                  June 30,              December 31,
                                          ----------------------------
                                                (Unaudited)
                                              1999            1998            1998
                                          ------------    ------------    ------------

              ASSETS
Current assets
  Cash and cash equivalents               $ 37,215,287    $ 20,624,535    $ 37,402,450
  Trade accounts receivable, net            52,597,778      41,884,459      34,089,122
  Inventories                               65,046,804      55,150,127      56,340,053
  Deferred income taxes                      4,119,507       4,048,369       3,749,599
  Other current assets                       2,635,866       1,243,017       1,282,814
                                          ------------    ------------    ------------
    Total current assets                   161,615,242     122,950,507     132,864,038

Net property, plant and equipment           58,712,214      51,059,397      54,964,704
Investments                                    503,346         537,582         524,964
Other noncurrent assets                      3,161,456       3,067,138       3,246,045
                                          ------------    ------------    ------------
      Total assets                        $223,992,258    $177,614,624    $191,599,751
                                          ============    ============    ============

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes Payable and current
    portion of long-term debt             $    499,154    $    330,010    $    330,704
  Trade accounts payable                    16,211,194      11,622,431      11,761,237
  Accrued liabilities                        6,328,264       5,255,517       5,591,292
  Income taxes payable                               -       2,951,963       1,465,384
  Accrued profit sharing trust
   contributions                             5,095,397       4,545,941       3,173,362
  Accrued cash profit sharing
   and commissions                           5,709,060       4,660,965       4,019,806
  Accrued workers' compensation                579,272         779,272         879,272
                                          ------------    ------------    ------------
    Total current liabilities               34,422,341      30,146,099      27,221,057

Long-term debt, net of current portion       2,429,526       2,727,799       2,565,182
Deferred income taxes and
 long-term liabilities                         367,194         678,034         531,149
                                          ------------    ------------    ------------
    Total liabilities                       37,219,061      33,551,932      30,317,388
                                          ------------    ------------    ------------

Commitments and contingencies (Notes 5 and 6)

Shareholders' equity
  Common stock                              41,885,081      33,519,125      33,723,845
  Retained earnings                        145,711,367     110,882,928     127,990,208
  Accumulated other comprehensive income      (823,251)       (339,361)       (431,690)
                                          ------------    ------------    ------------
    Total shareholders' equity             186,773,197     144,062,692     161,282,363
                                          ------------    ------------    ------------
      Total liabilities and
       shareholders' equity               $223,992,258    $177,614,624    $191,599,751
                                          ============    ============    ============




           The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Simpson Manufacturing Co., Inc. and Subsidiaries Condensed Consolidated Statements of Operations
                                     (Unaudited)




                                             Three Months Ended               Six Months Ended
                                                  June 30,                        June 30,
                                        ----------------------------    ----------------------------
                                            1999            1998            1999            1998
                                        ------------    ------------    ------------    ------------

Net sales                               $ 83,752,743    $ 70,786,469    $158,414,333    $130,041,019
Cost of sales                             49,088,742      41,708,697      95,301,719      79,089,853
                                        ------------    ------------    ------------    ------------
    Gross profit                          34,664,001      29,077,772      63,112,614      50,951,166
                                        ------------    ------------    ------------    ------------

Operating expenses:
  Selling                                  8,041,724       6,129,472      15,939,530      11,754,247
  General and administrative               9,878,575       8,916,134      17,917,336      15,780,630
  Compensation related to stock plans        121,135          45,000         204,135         102,000
                                        ------------    ------------    ------------    ------------
                                          18,041,434      15,090,606      34,061,001      27,636,877
                                        ------------    ------------    ------------    ------------

    Income from operations                16,622,567      13,987,166      29,051,613      23,314,289

Interest income, net                         255,190         114,302         603,546         320,954
                                        ------------    ------------    ------------    ------------

    Income before income taxes            16,877,757      14,101,468      29,655,159      23,635,243

Provision for income taxes                 6,805,000       5,728,000      11,934,000       9,601,000
                                        ------------    ------------    ------------    ------------

    Net income                          $ 10,072,757    $  8,373,468    $ 17,721,159    $ 14,034,243
                                        ============    ============    ============    ============


Net income per common share
  Basic                                 $       0.86    $       0.72    $       1.52    $       1.22
  Diluted                               $       0.82    $       0.69    $       1.46    $       1.16

Number of shares outstanding
  Basic                                   11,779,256      11,561,786      11,680,581      11,546,329
  Diluted                                 12,225,229      12,081,026      12,165,456      12,059,737


                  Simpson Manufacturing Co., Inc. and Subsidiaries
             Condensed Consolidated Statements of Comprehensive Income
                                     (Unaudited)


                                             Three Months Ended               Six Months Ended
                                                  June 30,                        June 30,
                                        ----------------------------    ----------------------------
                                            1999            1998            1999            1998
                                        ------------    ------------    ------------    ------------

Net income                              $ 10,072,757    $  8,373,468    $ 17,721,159    $ 14,034,243

Other comprehensive income, net of tax:
  Foreign currency translation
   adjustments                              (111,940)       (147,402)       (391,561)        (63,636)
                                        ------------    ------------    ------------    ------------
Comprehensive income                    $  9,960,817    $  8,226,066    $ 17,329,598    $ 13,970,607
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

                  Simpson Manufacturing Co., Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)


                                                           Three Months Ended
                                                                June 30,
                                                      ----------------------------
                                                          1999            1998
                                                      ------------    ------------
Cash flows from operating activities
  Net income                                          $ 17,721,159    $ 14,034,243
                                                      ------------    ------------
  Adjustments to reconcile net income
   to net cash
    provided by operating activities:
    Gain (loss) on sale of capital equipment               (53,246)          6,000
    Depreciation and amortization                        5,163,600       4,418,512
    Deferred income taxes and
     long-term liabilities                                (533,863)       (657,319)
    Noncash compensation related to stock plans            119,800         169,894
    Changes in operating assets and liabilities,
      net of effects of acquisitions:
      Trade accounts receivable                        (18,779,983)    (17,302,209)
      Inventories                                       (8,834,387)       (167,602)
      Trade accounts payable                             4,449,957       2,809,235
      Income taxes payable                               3,119,596       3,452,536
      Accrued profit sharing trust contributions         1,922,035       1,659,066
      Accrued cash profit sharing and commissions        1,689,254       1,566,131
      Other current assets                              (1,353,052)        480,569
      Accrued liabilities                                  736,973        (251,386)
      Accrued workers' compensation                       (300,000)        120,000
      Other noncurrent assets                             (137,421)       (194,665)
                                                      ------------    ------------
        Total adjustments                              (12,790,737)     (3,891,238)
                                                      ------------    ------------

        Net cash provided by operating activities        4,930,422      10,143,005
                                                      ------------    ------------

Cash flows from investing activities
  Capital expenditures                                  (8,857,824)    (12,465,806)
  Proceeds from sale of equipment                          250,989          29,348
                                                      ------------    ------------
    Net cash used in investing activities               (8,606,835)    (12,436,458)
                                                      ------------    ------------

Cash flows from financing activities
  Issuance of debt                                         204,624       3,029,372
  Repayment of debt                                       (171,830)         (1,168)
  Issuance of Company's common stock                     3,456,456         471,095
                                                      ------------    ------------
    Net cash provided by financing activities            3,489,250       3,499,299
                                                      ------------    ------------

      Net increase (decrease) in cash and
       cash equivalents                                   (187,163)      1,205,846
Cash and cash equivalents at beginning of period        37,402,450      19,418,689
                                                      ------------    ------------
Cash and cash equivalents at end of period            $ 37,215,287    $ 20,624,535
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

The following is a reconciliation of basic earnings per share ("EPS") to diluted EPS:



                                       Three Months Ended                  Three Months Ended
                                         June 30, 1998                       June 30, 1997
                               ----------------------------------  ----------------------------------
                                                            Per                                 Per
                                  Income        Shares     Share      Income        Shares     Share
                               ------------  ------------  ------  ------------  ------------  ------
Basic EPS
Income available to
  common shareholders          $ 10,072,757    11,779,256  $ 0.86  $  8,373,468    11,561,786  $ 0.72

Effect of Dilutive Securities
Stock options                             -       445,973   (0.04)            -       519,240   (0.03)
                               ------------  ------------  ------  ------------  ------------  ------

Diluted EPS
Income available to
  common shareholders          $ 10,072,757    12,225,229  $ 0.82  $  8,373,468    12,081,026  $ 0.69
                               ============  ============  ======  ============  ============  ======


                                        Six Months Ended                    Six Months Ended
                                         June 30, 1998                       June 30, 1997
                               ----------------------------------  ----------------------------------
                                                            Per                                 Per
                                  Income        Shares     Share      Income        Shares     Share
                               ------------  ------------  ------  ------------  ------------  ------
Basic EPS
Income available to
  common shareholders          $ 17,721,159    11,680,581  $ 1.52  $ 14,034,243    11,546,329  $ 1.22

Effect of Dilutive Securities
Stock options                             -       484,875   (0.06)            -       513,408   (0.06)
                               ------------  ------------  ------  ------------  ------------  ------

Diluted EPS
Income available to
  common shareholders          $ 17,721,159    12,165,456  $ 1.46  $ 14,034,243    12,059,737  $ 1.16
                               ============  ============  ======  ============  ============  ======



2.  Trade Accounts Receivable

Trade accounts receivable consist of the following:



                                                    June 30,              December 31,
                                          ----------------------------
                                              1999            1998            1998
                                          ------------    ------------    ------------

Trade accounts receivable                 $ 54,677,589    $ 43,707,675    $ 35,550,836
Allowance for doubtful accounts             (1,341,765)     (1,247,263)     (1,173,656)
Allowance for sales discounts                 (738,046)       (575,953)       (288,058)
                                          ------------    ------------    ------------
                                          $ 52,597,778    $ 41,884,459    $ 34,089,122
                                          ============    ============    ============



3.  Inventories

The components of inventories consist of the following:



                                                    June 30,              December 31,
                                          ----------------------------
                                              1999            1998            1998
                                          ------------    ------------    ------------

Raw materials                             $ 19,632,599    $ 17,486,981    $ 18,904,545
In-process products                          6,646,652       5,357,076       5,255,755
Finished products                           38,767,553      32,306,070      32,179,753
                                          ------------    ------------    ------------
                                          $ 65,046,804    $ 55,150,127    $ 56,340,053
                                          ============    ============    ============




Approximately 91% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of LIFO and are subject to adjustment based upon final year-end inventory amounts. At June 30, 1999 and 1998, and December 31, 1998, the replacement value of LIFO inventories exceeded LIFO cost by approximately $79,000, $566,000 and $359,000, respectively.

4.  Net Property, Plant and Equipment

Net property, plant and equipment consists of the following:



                                                    June 30,              December 31,
                                          ----------------------------
                                                (Unaudited)
                                              1999            1998            1998
                                          ------------    ------------    ------------

Land                                      $  4,216,519    $  3,366,519    $  3,891,519
Buildings and site improvements             26,721,362      17,158,155      25,743,968
Leasehold improvements                       3,666,600       3,364,468       3,463,063
Machinery and equipment                     68,494,297      58,769,568      67,052,907
                                          ------------    ------------    ------------
                                           103,098,778      82,658,710     100,151,457
Less accumulated depreciation
 and amortization                          (53,788,748)    (46,182,977)    (49,498,717)
                                          ------------    ------------    ------------
                                            49,310,030      36,475,733      50,652,740
Capital projects in progress                 9,402,184      14,583,664       4,311,964
                                          ------------    ------------    ------------
                                          $ 58,712,214    $ 51,059,397    $ 54,964,704
                                          ============    ============    ============




5.  Debt

Outstanding debt at June 30, 1999 and 1998, and December 31, 1998, and the available credit at June 30, 1999, consisted of the following:



                                                                        Debt Outstanding
                                           Available      --------------------------------------------
                                           Credit at               at June 30,                 at
                                            June 30,      ----------------------------    December 31,
                                              1999            1999            1998            1998
                                          ------------    ------------    ------------    ------------


Revolving line of credit, interest
  at bank's reference rate (at June
  30, 1999, the bank's reference rate
  was 7.75%), expires June 2000           $ 12,476,351    $          -    $          -    $          -

Revolving term commitment, interest at
  bank's prime rate (at June 30, 1999,
  the bank's prime rate was 7.75%),
  expires June 2000                          8,616,628               -               -               -

Revolving line of credit, interest rate
  at the bank's base rate of interest
  plus 2%, expires July 2000                   393,763               -               -               -

Revolving line of credit, interest rate
  at the weighted average Euro interbank
  rate of interest plus 1%, expires
  March 2000                                         -         157,403               -               -

Standby letter of credit facilities          1,907,022               -               -               -

Term loan, interest at LIBOR plus 1.375%
   (at June 30, 1999, the LIBOR plus
   1.375% was 6.4413%), expires May 2008             -       2,700,000       3,000,000       2,850,000

Other notes payable and long-term debt               -          71,277          57,809          45,886
                                          ------------    ------------    ------------    ------------
                                            23,393,764       2,928,680       3,057,809       2,895,886
Less current portion                                 -        (499,154)       (330,010)       (330,704)
                                          ------------    ------------    ------------    ------------
                                          $ 23,393,764    $  2,429,526    $  2,727,799    $  2,565,182
                                                          ============    ============    ============
Standby letters of credit issued
  and outstanding                           (1,907,022)
                                          ------------
                                          $ 21,486,742
                                          ============

As of June 30, 1999, the Company had three outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $1,166,748, are used to support the Company's self-insured workers' compensation insurance requirements. The third, in the amount of $740,274, is used to guarantee performance on the Company's leased facility in the UK. Other notes payable represent debt associated with foreign businesses.


6.  Commitments and Contingencies

Note 9 to the consolidated financial statements in the Company's 1998 Annual Report provides information concerning commitments and contingencies. From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.


7.  Segment Information

The Company is organized into two primary segments. The segments are defined by types of products manufactured, marketed and distributed to the Company's customers. The two product segments are connector products and venting products. These segments are differentiated in several ways, including the types of materials used, the production process, the distribution channels used and the applications in which the products are used. Transactions between the two segments were immaterial for each of the periods presented.

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the three and six months ended:



                                             Three Months Ended               Six Months Ended
                                                  June 30,                        June 30,
                                        ----------------------------    ----------------------------
                                            1999            1998            1999            1998
                                        ------------    ------------    ------------    ------------

Net Sales
  Connector products                    $ 68,544,000    $ 58,285,000   $ 128,382,000    $105,697,000
  Venting products                        15,209,000      12,501,000      30,032,000      24,344,000
                                        ------------    ------------    ------------    ------------
    Total                               $ 83,753,000    $ 70,786,000    $158,414,000    $130,041,000
                                        ============    ============    ============    ============

Income from Operations
  Connector products                    $ 14,465,000    $ 12,740,000    $ 24,741,000    $ 20,971,000
  Venting products                         2,302,000       1,369,000       4,434,000       2,743,000
  All other                                 (144,000)       (122,000)       (123,000)       (400,000)
                                        ------------    ------------    ------------    ------------
    Total                               $ 16,623,000    $ 13,987,000    $ 29,052,000    $ 23,314,000
                                        ============    ============    ============    ============

Total Assets
  Connector products                                                    $134,806,000    $113,930,000
  Venting products                                                        46,479,000      40,219,000
  All other                                                               42,707,000      23,466,000
                                                                        ------------    ------------
    Total                                                               $223,992,000    $177,615,000
                                                                        ============    ============



Cash collected by the Company's subsidiaries is routinely transferred into the Company's cash management accounts and, therefore, has been included in the total assets of the segment entitled "All other." Cash and cash equivalent balances in this segment were approximately $36,387,000 and $19,089,000 as of June 30, 1999 and 1998, respectively.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended June 30, 1999 and 1998. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended June 30, 1999,
Compared with the Three Months Ended June 30, 1998

Sales increased 18.3% in the second quarter of 1999 as compared to the second quarter of 1998. The increase reflected sales growth throughout the United States, particularly in California. Sales in most of the Company's international markets continued to grow. Simpson Strong-Tie's second quarter sales increased 17.6% over the same quarter last year, while Simpson Dura-Vent's sales increased 21.7%. Homecenters were the fastest growing connector sales channel. The sales increase was broad based across all of Simpson Strong-Tie's major product lines. Anchoring Systems products had the highest growth rate in sales and the Company's new Strong-Wall product line also contributed to the increased sales. Sales of most of Simpson Dura-Vent's major product lines increased compared to the second quarter of 1998, led by above average growth rates for its Direct-Vent and chimney product lines.

Income from operations increased 18.8% from $13,987,166 in the second quarter of 1998 to $16,622,567 in the second quarter of 1999 as a result of higher sales and gross margins and lower general and administrative costs as a percentage of sales. Gross margins increased from 41.1% in the second quarter of 1998 to 41.4% in the second quarter of 1999 primarily due to better absorption of fixed overhead costs as a result of the increased production. Selling expenses increased 31.2% from $6,129,472 in the second quarter of 1998 to $8,041,724 in the second quarter of 1999. The increase was primarily due to higher promotional expenses as well as higher costs related to an increase in the number of sales and marketing personnel. General and administrative expenses increased 10.8% from $8,916,134 in the second quarter of 1998 to $9,878,575 in the second quarter of 1999 primarily due to increased cash profit sharing resulting from higher operating income. The effective tax rate was 40.3% in the second quarter of 1999, a slight decrease from the second quarter of 1998.


Results of Operations for the Six Months Ended June 30, 1999,
Compared with the Six Months Ended June 30, 1998

Sales increased 21.8% in the first half of 1999 as compared to the first half of 1998. The increase reflected sales growth throughout the United States, particularly in California and in the southeastern portion of the country. Sales in most of the Company's international markets continued to grow. Simpson Strong-Tie's sales through June 30, 1999, increased 21.5% over the same period in the prior year, while Simpson Dura-Vent's sales increased 23.4%. Homecenters were the fastest growing connector sales channel. The sales increase was broad based across all of Simpson Strong-Tie's major product lines. Anchoring Systems products had the highest growth rate in sales. Sales of all of Simpson Dura-Vent's major product lines increased in the first half of 1999 compared to the same period in 1998, led by above average growth rates for its Direct-Vent and chimney product lines.

Income from operations increased 24.6% from $23,314,289 in the first half of 1998 to $29,051,613 in the first half of 1999 as a result of higher sales and gross margins and lower general and administrative costs as a percentage of sales. Gross margins increased from 39.2% in the first half of 1998 to 39.8% in the first half of 1999 primarily due to better absorption of fixed overhead costs as a result of the increased production. Selling expenses increased 35.6% from $11,754,247 in the first half of 1998 to $15,939,530 in the first half of 1999. The increase was primarily due to higher promotional expenses as well as higher costs related to an increase in the number of sales and marketing personnel. General and administrative expenses increased 13.5% from $15,780,630 in the first half of 1998 to $17,917,336 in the first half of 1999 primarily due to increased cash profit sharing resulting from higher operating income. The effective tax rate was 40.2% in the first half of 1999, a slight decrease from the first half of 1998.

Liquidity and Sources of Capital

As of June 30, 1999, working capital was $127.2 million as compared to $92.8 million at June 30, 1998, and $105.6 million at December 31, 1998. The principal components of the increase in working capital from December 31, 1998, were increases in the Company's trade accounts receivable and inventories totaling approximately $27.2 million, primarily due to higher sales levels. In addition, a reduction in income taxes payable resulting from the exercise of stock options by employees of the Company, most of which occurred in the second quarter, increased working capital by approximately $4.6 million. Partially offsetting these increases were increases in trade accounts payable, accrued profit sharing trust contributions and accrued cash profit sharing. These accounts increased an aggregate of approximately $8.1 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change and changes in noncurrent assets and liabilities combined with net income and noncash expenses, primarily depreciation and amortization, totaling approximately $23.0 million, resulted in net cash provided by operating activities of approximately $4.9 million. As of June 30, 1999, the Company had unused credit facilities available of approximately $21.5 million.

The Company used approximately $8.6 million in its investing activities, primarily to purchase the capital equipment and property needed to expand its capacity. The Company plans to continue this expansion throughout the remainder of the year and into 2000.

Financing activities provided the Company with approximately $3.5 million in cash. Substantially all of this cash was generated by the issuance of stock upon the exercise of stock options by current employees and a director of the Company.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders ("Annual Meeting") was held on May 20, 1999. The following seven nominees were elected as director by the votes indicated:


                                            Total Votes
                            Total Votes      Withheld

                              For Each       From Each          Term
          Name                Director        Director        Expires*
------------------------    ------------    ------------    ------------

Earl F. Cheit                 10,077,303        5,210            2002
Thomas J Fitzmyers            10,077,003        5,510            2002
Stephen B. Lamson             10,077,003        5,510            2001
Peter N. Louras               10,077,303        5,210            2001
Sunne Wright McPeak           10,077,303        5,210            2000
Barclay Simpson               10,077,303        5,210            2000
Barry Lawson Williams         10,077,003        5,510            2002

______________
    * The term expires on the date of the Annual Meeting in the year indicated.


The following proposal was also adopted at the Annual Meeting by the vote indicated:



                                                                                                  Broker
           Proposal                                For           Against         Abstain         Non-Vote
-------------------------------------------    ------------    ------------    ------------    ------------

To ratify the appointment of
  PriceWaterhouseCoopers LLP
  as independent auditors of
  the Company for 1999                           10,076,517           1,810           4,186               -

To reincorporate under Delaware
  law with new charter provisions                 7,730,838       1,159,109          19,789       1,172,777
  A.  Reincorporate under Delaware law            7,767,583       1,125,904          16,249       1,172,777
  B.  Classified Board of Directors               6,776,007       2,102,939          30,790       1,172,777
  C.  No shareholder action by written consent    6,333,937       1,741,509         834,290       1,172,777


ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


a.  Exhibits.


      EXHIBIT
        NO                              DESCRIPTION
      -------     ------------------------------------------------------

      10.1        Credit Agreement, dated July 16, 1999, between
                  Barclays Bank PLC and Simpson Strong-Tie International,
                  Inc.
      10.2        Indemnification Agreements, dated May 21, 1999,
                  between Simpson Manufacturing Co., Inc. and each of
                  its directors.
      11          Statements re computation of earnings per share
      27          Financial Data Schedule, which is submitted
                  electronically to the Securities and Exchange
                  Commission for information only and not filed.

      b.          Reports on Form 8-K

                  Report on Form 8-K dated May 20, 1999, reporting under Item 5 that the Company had changed its state of incorporation from California to Delaware.


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


DATE:  AUGUST 11, 1999                By:  /s/Stephen B. Lamson
       ------------------                  -------------------------------
                                                  Stephen B. Lamson
                                               Chief Financial Officer