Form 10-Q
period 1999-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 1999-11-12
CIK 920371

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended:  September 30, 1999
                                 ------------------

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

  The number of shares of the Registrant's Common Stock outstanding as of September 30, 1999: 12,016,209
                     ----------

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  September 30,
                                          ----------------------------
                                                   (Unaudited)            December 31,
                                              1999            1998            1998
                                          ------------    ------------    ------------
  ASSETS
Current assets
  Cash and cash equivalents               $ 44,174,362    $ 34,515,012    $ 37,402,450
  Trade accounts receivable, net            50,461,040      38,265,344      34,089,122
  Inventories                               68,867,778      51,699,130      56,340,053
  Deferred income taxes                      4,400,358       3,289,767       3,749,599
  Other current assets                       1,505,336       1,504,676       1,282,814
                                          ------------    ------------    ------------
    Total current assets                   169,408,874     129,273,929     132,864,038

Property, plant and equipment, net          60,024,345      53,462,633      54,964,704
Investments                                    385,264         535,773         524,964
Other noncurrent assets                     10,452,557       2,993,033       3,246,045
                                          ------------    ------------    ------------
      Total assets                        $240,271,040    $186,265,368    $191,599,751
                                          ============    ============    ============


  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable and current
    portion of long-term debt             $    300,000    $    331,724  $      330,704
  Trade accounts payable                    14,637,458      14,166,453      11,761,237
  Accrued liabilities                        7,622,273       5,416,675       5,591,292
  Income taxes payable                       3,469,005       1,304,227       1,465,384
  Accrued profit sharing trust
    contributions                            2,696,669       2,463,741       3,173,362
  Accrued cash profit sharing and
    commissions                              5,973,646       5,009,136       4,019,806
  Accrued workers' compensation              1,145,764         779,272         879,272
                                          ------------    ------------    ------------
    Total current liabilities               35,844,815      29,471,228      27,221,057

Long-term debt, net of current portion       2,584,345       2,722,720       2,565,182
Deferred income taxes and long-term
  liabilities                                  621,840         592,453         531,149
                                          ------------    ------------    ------------
    Total liabilities                       39,051,000      32,786,401      30,317,388
                                          ------------    ------------    ------------

Commitments and contingencies (Notes 5 and 6)

Shareholders' equity
  Common stock                              44,655,797      33,607,488      33,723,845
  Retained earnings                        156,827,894     120,118,389     127,990,208
  Accumulated other comprehensive income      (263,651)       (246,910)       (431,690)
                                          ------------    ------------    ------------
    Total shareholders' equity             201,220,040     153,478,967     161,282,363
                                          ------------    ------------    ------------
      Total liabilities and
        shareholders' equity              $240,271,040    $186,265,368    $191,599,751
                                          ============    ============    ============



               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMNETS OF OPERATIONS
                                (UNAUDITED)



                                             Three Months Ended              Nine Months Ended
                                                September 30,                  September 30,
                                        ----------------------------    ----------------------------
                                            1999            1998            1999            1998
                                        ------------    ------------    ------------    ------------

Net sales                               $ 88,807,636    $ 77,207,820    $247,221,970    $207,248,839
Cost of sales                             52,358,565      47,024,623     147,660,284     126,114,476
                                        ------------    ------------    ------------    ------------
    Gross profit                          36,449,071      30,183,197      99,561,686      81,134,363
                                        ------------    ------------    ------------    ------------

Operating expenses:
  Selling                                  8,123,050       6,550,624      24,062,580      18,304,870
  General and administrative              10,193,192       8,584,612      28,110,528      24,365,243
  Compensation related to stock plans         85,000          18,000         289,135         120,000
                                        ------------    ------------    ------------    ------------
                                          18,401,242      15,153,236      52,462,243      42,790,113
                                        ------------    ------------    ------------    ------------

    Income from operations                18,047,829      15,029,961      47,099,443      38,344,250

Interest income, net                         476,698         232,500       1,080,243         553,454
                                        ------------    ------------    ------------    ------------

    Income before income taxes            18,524,527      15,262,461      48,179,686      38,897,704

Provision for income taxes                 7,408,000       6,027,000      19,342,000      15,628,000
                                        ------------    ------------    ------------    ------------
    Net income                          $ 11,116,527    $  9,235,461    $ 28,837,686    $ 23,269,704
                                        ============    ============    ============    ============

Net income per common share
  Basic                                 $       0.93    $       0.80    $       2.45    $       2.01
  Diluted                               $       0.90    $       0.77    $       2.36    $       1.93

Number of shares outstanding
  Basic                                   11,968,123      11,570,904      11,777,481      11,554,623
  Diluted                                 12,311,909      12,028,293      12,218,050      12,047,356




              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (UNAUDITED)



                                             Three Months Ended              Nine Months Ended
                                                September 30,                  September 30,
                                        ----------------------------    ----------------------------
                                            1999            1998            1999            1998
                                        ------------    ------------    ------------    ------------

Net income                              $ 11,116,527    $  9,235,461    $ 28,837,686    $ 23,269,704

Other comprehensive income, net of tax:
  Foreign currency translation
  adjustments                                559,600          92,451         168,039          28,815
                                        ------------    ------------    ------------    ------------

Comprehensive income                    $ 11,676,127    $  9,327,912    $ 29,005,725    $ 23,298,519
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

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)



                                                               Nine Months
                                                           Ended September 30,
                                                      ----------------------------
                                                          1999            1998
                                                      ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $ 28,837,686    $ 23,269,704
                                                      ------------    ------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    (Gain) loss on sale of capital equipment               (43,308)         17,918
    Depreciation and amortization                        8,148,734       6,476,887
    Deferred income taxes and long-term liabilities       (560,068)         15,702
    Equity in (income) loss of affiliates                  107,273          (9,000)
    Noncash compensation related to stock plans            119,800         169,894
    Changes in operating assets and liabilities,
      net of effects of acquisitions:
      Trade accounts receivable                        (16,310,469)    (13,609,741)
      Inventories                                      (11,664,237)      3,297,761
      Trade accounts payable                             2,876,221       5,353,257
      Income taxes payable                               8,275,688       1,859,638
      Accrued profit sharing trust contributions          (476,693)       (423,134)
      Accrued cash profit sharing and commissions        1,953,840       1,914,302
      Other current assets                                (222,522)        218,911
      Accrued liabilities                                2,030,982         (90,228)
      Accrued workers' compensation                        266,492         120,000
      Other noncurrent assets                           (1,619,970)       (180,252)
                                                      ------------    ------------
        Total adjustments                               (7,118,237)      5,131,915
                                                      ------------    ------------

        Net cash provided by operating activities       21,719,449      28,401,619
                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                 (11,903,467)    (16,874,152)
  Asset acquisitions, net of cash acquired              (7,833,090)              -
  Proceeds from sale of equipment                          260,476          39,397
                                                      ------------    ------------
    Net cash used in investing activities              (19,476,081)    (16,834,755)
                                                      ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of debt                                         202,040       3,111,314
  Repayment of debt                                       (213,581)        (86,475)
  Issuance of common stock                               4,540,085         504,620
                                                      ------------    ------------
    Net cash provided by financing activities            4,528,544       3,529,459
                                                      ------------    ------------

      Net increase in cash and cash equivalents          6,771,912      15,096,323
Cash and cash equivalents at beginning of period        37,402,450      19,418,689
                                                      ------------    ------------
Cash and cash equivalents at end of period            $ 44,174,362    $ 34,515,012
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

The following is a reconciliation of basic earnings per share ("EPS") to diluted EPS:


                                       Three Months Ended                  Three Months Ended
                                       September 30, 1999                  September 30, 1998
                               ----------------------------------  ----------------------------------
                                                            Per                                 Per
                                  Income        Shares     Share      Income        Shares     Share
                               ------------  ------------  ------  ------------  ------------  ------
BASIC EPS
Income available to
  common shareholders          $ 11,116,527    11,968,123  $ 0.93  $  9,235,461    11,570,904  $ 0.80

EFFECT OF DILUTIVE SECURITIES
Stock options                             -       343,786   (0.03)            -       457,389   (0.03)
                               ------------  ------------  ------  ------------  ------------  ------

DILUTED EPS
Income available to
  common shareholders          $ 11,116,527    12,311,909  $ 0.90  $  9,235,461    12,028,293  $ 0.77
                               ============  ============  ======  ============  ============  ======


                                       Nine Months Ended                   Nine Months Ended
                                       September 30, 1999                  September 30, 1998
                               ----------------------------------  ----------------------------------
                                                            Per                                 Per
                                  Income        Shares     Share      Income        Shares     Share
                               ------------  ------------  ------  ------------  ------------  ------
BASIC EPS
Income available to
  common shareholders          $ 28,837,686    11,777,481  $ 2.45  $ 23,269,704    11,554,623  $ 2.01

EFFECT OF DILUTIVE SECURITIES
Stock options                             -       440,569   (0.09)            -      492,733    (0.08)
                               ------------  ------------  ------  ------------  ------------  ------

DILUTED EPS
Income available to
  common shareholders          $ 28,837,686    12,218,050  $ 2.36  $ 23,269,704    12,047,356  $ 1.93
                               ============  ============  ======  ============  ============  ======




2.  Trade Accounts Receivable

Trade accounts receivable consist of the following:


                                                At September 30,
                                          ----------------------------
                                                   (Unaudited)            December 31,
                                              1999            1998            1998
                                          ------------    ------------    ------------
Trade accounts receivable                 $ 52,066,509    $ 39,858,760    $ 35,550,836
Allowance for doubtful accounts             (1,205,142)     (1,243,048)     (1,173,656)
Allowance for sales discounts                 (400,327)       (350,368)       (288,058)
                                          ------------    ------------    ------------
                                          $ 50,461,040    $ 38,265,344    $ 34,089,122
                                          ============    ============    ============



3.  Inventories

The components of inventories consist of the following:


                                                At September 30,
                                          ----------------------------
                                                   (Unaudited)            December 31,
                                              1999            1998            1998
                                          ------------    ------------    ------------
Raw materials                             $ 20,807,497    $ 16,941,620    $ 18,904,545
In-process products                          7,368,534       5,308,232       5,255,755
Finished products                           40,691,747      29,449,278      32,179,753
                                          ------------    ------------    ------------
                                          $ 68,867,778    $ 51,699,130    $ 56,340,053
                                          ============    ============    ============



Approximately 88% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of LIFO and are subject to adjustment based upon final year-end inventory amounts. At September 30, 1999, the LIFO cost exceeded the replacement value of LIFO inventories by approximately $620,000 and at September 30, 1998, and December 31, 1998, the replacement value of LIFO inventories exceeded LIFO cost by approximately $438,000 and $359,000, respectively.

4.  Net Property, Plant and Equipment

Net property, plant and equipment consists of the following:


                                                At September 30,
                                          ----------------------------
                                                   (Unaudited)            December 31,
                                              1999            1998            1998
                                          ------------    ------------    ------------
Land                                      $  4,321,061    $  3,891,519    $  3,891,519
Buildings and site improvements             26,762,081      18,704,333      25,743,968
Leasehold improvements                       3,887,913       3,380,305       3,463,063
Machinery and equipment                     74,568,615      59,631,004      67,052,907
                                          ------------    ------------    ------------
                                           109,539,670      85,607,161     100,151,457
Less accumulated depreciation
  and amortization                         (56,420,453)    (48,146,143)    (49,498,717)
                                          ------------    ------------    ------------
                                            53,119,217      37,461,018      50,652,740
Capital projects in progress                 6,905,128      16,001,615       4,311,964
                                          ------------    ------------    ------------
                                          $ 60,024,345    $ 53,462,633    $ 54,964,704
                                          ============    ============    ============


5.  Debt

Outstanding debt at September 30, 1999 and 1998, and December 31, 1998, and the available credit at September 30, 1999, consisted of the following:


                                                                        Debt Outstanding
                                           Available      --------------------------------------------
                                           Credit at            at September 30,                 at
                                          September 30,   ----------------------------    December 31,
                                              1999            1999            1998            1998
                                          ------------    ------------    ------------    ------------
Revolving line of credit, interest
  at bank's reference rate (at
  September 30, 1999, the bank's
  reference rate was 8.25%), expires
  June 2000                               $ 12,443,472    $          -    $          -    $          -

Revolving term commitment, interest
  at bank's prime rate (at September
  30, 1999, the bank's prime rate
  was 8.25%), expires June 2000              8,616,628               -               -               -

Revolving line of credit, interest
  rate at the bank's base rate of
  interest plus 2%, expires July 2000          411,252               -               -               -

Term loan, fixed interest rate
   of 5.3%, expires September 2006                   -         154,819               -               -

Standby letter of credit facilities          1,939,901               -               -               -

Term loan, interest at LIBOR plus
  1.375% (at September 30, 1999,
  LIBOR plus 1.375% was 6.8125%),
  expires May 2008                                   -       2,700,000       3,000,000       2,850,000

Other notes payable and long-term debt               -          29,526          54,444          45,886
                                          ------------    ------------    ------------    ------------
                                            23,411,253       2,884,345       3,054,444       2,895,886
Less current portion                                 -         300,000         331,724         330,704
                                          ------------    ------------    ------------    ------------
                                            23,411,253    $  2,584,345    $  2,722,720    $  2,565,182
Standby letters of credit issued                          ============    ============    ============
  and outstanding                           (1,939,901)
                                          ------------
                                          $ 21,471,352
                                          ============


As of September 30, 1999, the Company had three outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $1,166,748, are used to support the Company's self-insured workers' compensation insurance requirements. The third, in the amount of $773,153, is used to guarantee performance on the Company's leased facility in the United Kingdom. Other notes payable represent debt associated with foreign businesses.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the three and nine months ended:



                                             Three Months Ended              Nine Months Ended
                                                September 30,                  September 30,
                                        ----------------------------    ----------------------------
                                            1999            1998            1999            1998
                                        ------------    ------------    ------------    ------------

Net Sales
  Connector products                    $ 71,607,000    $ 61,895,000    $199,989,000    $167,592,000
  Venting products                        17,201,000       15,313,00      47,233,000      39,657,000
                                        ------------    ------------    ------------    ------------
    Total                               $ 88,808,000    $ 77,208,000    $247,222,000    $207,249,000
                                        ============    ============    ============    ============

Income from Operations
  Connector products                    $ 15,360,000    $ 12,806,000    $ 40,100,000    $ 33,769,000
  Venting products                         2,575,000       1,999,000       7,010,000       4,751,000
  All other                                  113,000         225,000         (11,000)       (176,000)
                                        ------------    ------------    ------------    ------------
    Total                               $ 18,048,000    $ 15,030,000    $ 47,099,000    $ 38,344,000
                                        ============    ============    ============    ============



                                                                              At September 30,
                                                                        ----------------------------
                                                                            1999            1998
                                                                        ------------    ------------
Total Assets
  Connector products                                                    $149,661,000    $111,793,000
  Venting products                                                        43,020,000      37,594,000
  All other                                                               47,590,000      36,878,000
                                                                        ------------    ------------
    Total                                                               $240,271,000    $186,265,000
                                                                        ============    ============



Cash collected by the Company's subsidiaries is routinely transferred into the Company's cash management accounts and, therefore, has been included in the total assets of the segment entitled "All other." Cash and cash equivalent balances in this segment were approximately $41,607,000 and $33,376,000 as of September 30, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERAITONS.

Certain matters discussed below are forward-looking statements that involve risks and uncertainties, certain of which are discussed in this report and in other reports filed by the Company with the Securities and Exchange Commission. Actual results might differ materially from results suggested by any forward-looking statements in this report.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and nine months ended September 30, 1999 and 1998. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Sales increased 15.0% in the third quarter of 1999 as compared to the third quarter of 1998. The increase reflected sales growth throughout the United States, particularly in California and the midwestern and southeastern portions of the country. Sales in most of the Company's international markets continued to grow, due in part to the acquisition of Furfix Products Limited late in the third quarter. Simpson Strong-Tie's third quarter sales increased 15.7% over the same quarter last year, while Simpson Dura-Vent's sales increased 12.3%. Contractor distributors were the fastest growing connector sales channel. The sales increase was broad based across most of Simpson Strong-Tie's major product lines. Anchoring Systems products had the highest growth rate in sales and the Company's new Strong-Wall product line also experienced strong sales growth. Sales of most of Simpson Dura-Vent's major product lines increased compared to the third quarter of 1998, led by above average growth rates for its Direct-Vent product line.

Income from operations increased 20.1% from $15,029,961 in the third quarter of 1998 to $18,047,829 in the third quarter of 1999 as a result of higher sales and gross margins. Gross margins increased from 39.1% in the third quarter of 1998 to 41.0% in the third quarter of 1999 primarily due to better absorption of fixed overhead costs as a result of increased production. Selling expenses increased 24.0% from $6,550,624 in the third quarter of 1998 to $8,123,050 in the third quarter of 1999. The increase was primarily due to higher promotional expenses as well as higher costs related to an increase in the number of sales and merchandising personnel. General and administrative expenses increased 18.7% from $8,584,612 in the third quarter of 1998 to $10,193,192 in the third quarter of 1999 primarily due to increased cash profit sharing resulting from higher operating income. The effective tax rate was 40.0% in the third quarter of 1999, a slight increase from the third quarter of 1998.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Sales increased 19.3% in the first nine months of 1999 as compared to the first nine months of 1998. The increase reflected sales growth throughout the United States, particularly in California and the midwestern and southeastern portions of the country. Sales in most of the Company's international markets continued to grow. Simpson Strong-Tie's sales through the first nine months of 1999, increased 19.3% over the same period in the prior year, while Simpson Dura-Vent's sales increased 19.1%. Homecenters were the fastest growing connector sales channel. The sales increase was broad based across most of Simpson Strong-Tie's major product lines. Anchoring Systems products had the highest growth rate in sales and the Company's new Strong-Wall product line also experienced strong sales growth. Sales of most of Simpson Dura-Vent's major product lines increased in the first nine months of 1999 compared to the same period in 1998, led by above average growth rates for its Direct-Vent and chimney product lines.

Income from operations increased 22.8% from $38,344,250 in the first nine months of 1998 to $47,099,443 in the first nine months of 1999 as a result of higher sales and gross margins and lower general and administrative costs as a percentage of sales. Gross margins increased from 39.1% in the first nine months of 1998 to 40.3% in the first nine months of 1999 primarily due to better absorption of fixed overhead costs as a result of increased production. Selling expenses increased 31.5% from $18,304,870 in the first nine months of 1998 to $24,062,580 in the first nine months of 1999. The increase was primarily due to higher promotional expenses as well as higher costs related to an increase in the number of sales and merchandising personnel. General and administrative expenses increased 15.4% from $24,365,243 in the first nine months of 1998 to $28,110,528 in the first nine months of 1999 primarily due to increased cash profit sharing resulting from higher operating income. The effective tax rate was 40.1% in the first nine months of 1999, a slight decrease from the first nine months of 1998.

LIQUIDITY AND SOURCES OF CAPITAL

As of September 30, 1999, working capital was $133.6 million as compared to $99.8 million at September 30, 1998, and $105.6 million at December 31, 1998. The principal components of the increase in working capital from December 31, 1998, were increases in the Company's trade accounts receivable and inventories totaling approximately $28.9 million, primarily due to higher sales levels and additional production capacity that has been added recently. Partially offsetting these increases were increases in trade accounts payable, accrued liabilities and accrued cash profit sharing. These accounts increased an aggregate of approximately $6.9 million. In addition, income taxes payable increased by approximately $2.0 million, but overall had a positive effect on cash flow of approximately $8.3 million, due to a $6.3 million tax benefit resulting from the exercise of stock options by employees of the Company. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change, changes in noncurrent assets and liabilities, excluding the acquisition of intangible assets related to Furfix Products Limited, combined with net income and noncash expenses, primarily depreciation and amortization, totaling approximately $37.1 million, resulted in net cash provided by operating activities of approximately $21.7 million. As of September 30, 1999, the Company had unused credit facilities available of approximately $21.5 million.

The Company used approximately $19.5 million in its investing activities, primarily to purchase the capital equipment and property needed to expand its capacity and to acquire the assets of Furfix Products Limited. The Company plans to continue this expansion throughout the remainder of the year and into 2000.

Financing activities provided the Company with approximately $4.5 million in cash. Substantially all of this cash was generated by the issuance of stock upon the exercise of stock options by current employees and a director of the Company.

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

ITEM 2. CHANGES IN SECURITIES.

The Company adopted a Shareholder Rights Plan on July 29, 1999, as previously reported in the Company's report on Form 8-K dated July 29, 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITME 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.



a.  Exhibits.


      EXHIBIT
        NO                              DESCRIPTION
      -------     ------------------------------------------------------
        4.1       Rights Agreement, dated July 30, 1999, between Simpson
                  Manufacturing Co., Inc. and BankBoston, N.A..
       10.1       Agreement for the purchase of the businesses and certain
                  assets of Easy Arches Limited and Furfix Product
                  Limited, dated August 31, 1999, between Donald Furr and
                  Others, Icon PLC, Easy Arches Limited and Furfix
                  Products Limited and Simpson Strong-Tie International,
                  Inc.
       11.        Statements re computation of earnings per share
       27.        Financial Data Schedule, which is submitted
                  electronically to the Securities and Exchange
                  Commission for information only and not filed.

b.  Reports on Form 8-K
                  Report on Form 8-K, dated July 29, 1999, reporting under
                  Item 5 that the Company had adopted a Stockholder Rights
                  Plan.

                  Report on Form 8-K, dated September 3, 1999, reporting under Item 5 that the Company had completed the acquisition of Furfix Products Limited and Easy Arches
                  Limited.


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


DATE:  NOVEMBER 11, 1999              By:  /s/Stephen B. Lamson
       ------------------                  -------------------------------
                                                  Stephen B. Lamson
                                               Chief Financial Officer