Form 10-K
period 1999-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2000-03-29
CIK 920371

==========================================================================
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-K

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the fiscal year ended December 31, 1999

                                     OR

     [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

     for the transition period from __________ to __________.

                   COMMISSION FILE NUMBER:  0-23804
--------------------------------------------------------------------------

                    SIMPSON MANUFACTURING CO., INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

               DELAWARE                               94-3196943
    -------------------------------              -------------------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

          4637 CHABOT DRIVE, SUITE 200, PLEASANTON, CA 94588
               (Address of principal executive offices)

    Registrant's telephone number, including area code:  (925)460-9912

--------------------------------------------------------------------------

       Securities registered pursuant to Section 12(b) of the Act:

    COMMON STOCK, PAR VALUE $0.01        NEW YORK STOCK EXCHANGE, INC.
        (Title of each class)              (Name of each exchange on
                                               which registered)

       Securities registered pursuant to Section 12(g) of the Act:

                                   NONE
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

     Indicate by check if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 2000, there were outstanding 12,019,498 shares of the registrant's common stock, par value $0.01, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on March 1, 2000) was approximately $335,199,437.

DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 16, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999.

==========================================================================

Certain matters discussed below are forward-looking statements that involve risks and uncertainties, certain of which are discussed in this and in other reports filed by the Company with the Securities and Exchange Commission. Actual results might differ materially from results suggested by any forward-looking statements in this report.

                                PART I

ITEM 1. BUSINESS.

BACKGROUND

Simpson Manufacturing Co., Inc. (the "Company"), through its subsidiary, Simpson Strong-Tie Company Inc. ("Simpson Strong-Tie" or "SST"), designs, engineers and is a leading manufacturer of wood-to-wood, wood-to-concrete and wood-to-masonry connectors, and through its subsidiary, Simpson Dura-Vent Company, Inc. ("Simpson Dura-Vent" or "SDV"), designs, engineers and manufactures venting systems for gas and wood burning appliances. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself ("DIY") markets. The Company believes that SST benefits from strong brand name recognition among architects and engineers who frequently specify in building plans the use of SST products, and that SDV benefits from strong brand name recognition among contractors, dealers, distributors and original equipment manufacturers ("OEMs") to which SDV markets its products. The Company has continuously manufactured structural connectors since 1956. See Note 14 to the Company's consolidated financial statements for information regarding the net sales, income from operations, depreciation and amortization, capital expenditures and acquisitions and total assets for the Company's two primary segments.

Connectors produced by Simpson Strong-Tie typically are steel devices that are used to strengthen, support and connect joints in residential and commercial construction and DIY projects. SST's Anchoring Systems product line is included in the connector product segment. These products enhance the safety and durability of the structures in which they are installed and can save time and labor costs for the contractor. SST's connector products increase structural integrity and improve structural resistance to seismic, wind and other forces. Applications range from building framing to deck construction to DIY projects. SST produces and markets over 5,000 standard and custom products.

Simpson Dura-Vent's venting systems are used to vent gas furnaces and water heaters, gas fireplaces and stoves, wood burning stoves and pellet stoves. SDV's metal vents, chimneys and chimney liner systems exhaust the products of combustion to the exterior of the building, and some products introduce outside air into the appliance. SDV designs its products for ease of assembly and safe operation and to achieve a high level of performance. SDV produces and markets approximately 2,000 different venting products and systems.

The Company emphasizes continuous new product development and often obtains patent protection for its new products. The Company's products are marketed in all 50 states of the United States and in England, France, Germany, Canada, Japan, Australia, New Zealand and several countries in Central and South America. Both Simpson Strong-Tie and Simpson Dura-Vent products are distributed through a contractor and dealer distributor network, home centers and OEMs.

The Company has developed and uses automated manufacturing processes. Its innovative manufacturing systems and techniques have allowed it to control manufacturing costs, even while developing both new products and products that meet customized requirements and specifications. The Company's development of specialized manufacturing processes has also permitted increased operating flexibility and enhanced product design innovation. The Company has developed a quality management system that employs numerous quality-control procedures. Since 1996, SST's quality management system has been registered under ISO 9001. The Company has 12 manufacturing locations in the United States, Canada, France and the United Kingdom.

The Company is a Delaware corporation organized and merged with its predecessor company in 1999. The Company serves as a holding company for Simpson Strong-Tie, and its subsidiaries, and for Simpson Dura-Vent.

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

In recent years, architects, engineers, model code agencies, contractors, building inspectors and legislators have continued efforts to improve structural integrity and safety of homes and other buildings in the face of disasters of various types, including seismic events, storms and fires. Based on ongoing participation in trade and professional associations and communications with governmental and quasi-governmental regulatory agencies, the Company believes that building codes, such as the recently adopted 1997 Uniform Building Code, have been strengthened and that their enforcement is becoming more rigorous. The Company's products are designed to respond to increasing demand resulting from these trends.

The requirements of the Endangered Species Act, the Federal Lands Policy Management Act and the National Forest Management Act have resulted in increasingly limited amounts of timber available for harvest from public lands. This has contributed to an increase in lumber prices and a concomitant increase in the use of engineered wood products. Engineered wood products, which substitute for strong, clear-grained lumber historically obtained from logging older, large-diameter trees, have been developed to conserve lumber. Engineered wood products frequently require specialized connectors. Sales of Simpson Strong-Tie's engineered wood connector products increased significantly in 1998 and 1999.

Concerns about energy conservation and air quality have led to increasing recognition of the advantages of natural gas as a heating fuel, including its abundance and clean burning characteristics. Use of natural gas for home heating has been increasing in the United States. According to the U.S. Census Bureau, the share of residential space heating in 1997 heated with natural gas was 70%, an increase from 61% in 1978. In the hearth appliance market, sales of gas stoves and gas fireplaces have increased in recent years relative to those of traditional wood burning appliances. According to the Hearth & Home Magazine (April 1999), the share of hearth appliances fired with natural gas in 1998 was 58%, an increase from 43% in 1994. Traditional wood burning fireplaces negatively affect both indoor and outdoor air quality. In contrast, direct vent gas fireplaces draw air for combustion from outdoors (through the double wall venting system) and feature sealed glass doors that reduce indoor air contamination. In the past, Simpson Dura-Vent products have not been sold into the traditional masonry and manufactured fireplace market. The recent trend from wood to gas fireplaces is viewed as a significant opportunity for SDV's gas venting products.

The Company has developed its distribution through home centers throughout the United States. The Company's sales to home centers increased significantly in 1998 and 1999. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The Company is expanding its established facilities outside California to increase its presence and sales in markets east of the Rocky Mountains. During the last five years, the Company has expanded or has planned to expand nearly all of its manufacturing and warehouse facilities. Sales in the 37 states east of the Rocky Mountains represented approximately 47% of the Company's 1999 domestic sales. Since 1993, the Company commenced manufacturing in England, opened warehouse and distribution facilities in Western Canada and the Northeastern United States, purchased anchoring products manufacturers in Illinois and Eastern Canada and a connector product manufacturer in France, established a distribution operation in Chile, made an equity investment in a product design and distribution company in Germany and entered into distribution arrangements in Japan and Australia. The European investments are intended to establish a presence in the European Community through companies with existing customer bases and through servicing U.S.-based customers operating there. The Company intends to continue to pursue and expand operations outside the United States.

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

The Company's product research and development is based largely on needs that customers communicate to the Company. The Company typically has developed 10 to 15 new products annually (some of which may be produced in a range of sizes). The Company's strategy is to develop new products on a proprietary basis where possible. Of 100 patents that the Company owns, 81 cover products that the Company currently manufactures and markets. The Company has filed 60 patent applications that are pending.

The Company's long-term strategy is to develop, acquire or invest in product lines or businesses that (a) complement the Company's existing product lines, (b) can be marketed through its existing distribution channels, (c) might benefit from use of the Simpson Strong-Tie and Simpson Dura-Vent brand names, and (d) are responsive to needs of the Company's customers.

SIMPSON STRONG-TIE

Overview

Connectors produced by Simpson Strong-Tie typically are steel devices that are used to strengthen, support and connect joints in residential and commercial construction and DIY projects. These products enhance the safety and durability of the structures in which they are installed and can save time and labor costs for the contractor. SST's connector products increase structural integrity and improve structural resistance to seismic, wind and other forces. Applications range from building framing to deck construction to DIY projects. SST produces and markets over 5,000 standard and custom products.

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

New Product Development

Simpson Strong-Tie commits substantial resources to engineering and new product development. The majority of SST's products have been developed through SST's internal research and development program. Of the 70 U.S. and 27 foreign patents that SST owns, 78 cover products that SST currently manufactures and markets. Over a quarter of SST's 1999 revenues were derived from products that are protected by patents. SST typically has developed 10 to 15 new products each year. SST's research and development expense for the three years ended December 31, 1999, 1998 and 1997, was $1,376,000, $1,087,000 and $957,000, respectively. As part of the new product development process, SST engineers, in cooperation with sales and marketing staff, meet regularly with architects, engineers, building inspectors, code officials and customers. Several new products derived from existing product lines are developed annually. SST recently developed and introduced a pre-fabricated shear-wall product for the new construction market and has expanded its line of chemical and mechanical anchoring products. The Company believes that existing distribution channels are receptive to product line extensions, thereby enhancing SST's ability to enter new markets.

Sales and Marketing

Simpson Strong-Tie's sales and marketing programs are implemented through SST's branch system. SST currently maintains branches in Northern and Southern California, Texas, Ohio, England and France. Each branch is served by its own sales force, as well as manufacturing, warehouse and office facilities. Each branch is responsible for a broad geographic area. Branch managers have significant autonomy, which includes setting sales and marketing strategies. Each domestic branch is an independent profit center with a cash profit sharing bonus program based on its own performance. At the same time, the domestic branches closely integrate their manufacturing activities to enhance product availability. Branch sales forces in the U.S. are supported by marketing managers in the home office in Pleasanton, California. The sales force maintains close working relationships with customers, develops new business, calls on architects, engineers and building officials and participates in a range of educational seminars.

Simpson Strong-Tie sells its products through an extensive distribution system comprising dealer distributors supplying thousands of retail locations nationwide, contractor distributors, home centers, manufacturers of engineered wood products, and specialized contractors such as roof framers. In 1999, sales to The Home Depot were more than 10% of the Company's consolidated net sales (see Note 14 to the Company's consolidated financial statements). SST's DIY and dealer products are used to build projects such as decks, patio covers and shelf and bench systems. SST received C-Mark equivalency clearance from the Japanese building code authorities, which is expected to facilitate acceptance of its products into the Japanese market, and has increased the distribution of its products in Australia and Chile. The Company believes that SST's increasing diversification into new and growing markets has reduced its vulnerability to construction industry cycles.

Simpson Strong-Tie dedicates substantial resources to customer service. Every year, SST produces numerous publications and point-of-sale marketing aids to serve specifiers, distributors, retailers and users. These publications include SST's general catalog, as well as various specific catalogs, such as those for its epoxy products and the engineered wood and plated truss industries. The catalogs and publications describe the products and provide load and installation information. SST publishes a newsletter, Connector Update, providing technical, installation and other information, as well as publications addressing seismic and hurricane conditions and the DIY market. SST also maintains a website (www.strongtie.com) that includes catalogs, product and technical information, code reports and other general information. To serve users in the U.S. and elsewhere who do not speak English, SST employs bilingual sales people and prints some of its publications in other languages.

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

Simpson Dura-Vent manufactures chimney systems for use on wood burning stoves. Historically, sales of wood burning stoves (considered an alternative energy source) have increased during periods of high oil prices and energy shortages.

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

Simpson Dura-Vent has established OEM and distribution relationships with several large manufacturers of gas stoves and gas fireplaces to supply direct-vent venting products. Sales of Direct-Vent have been robust. In 1996, SDV expanded its direct-vent product line to include both co-axial and co-linear direct vent systems for venting gas stoves and gas inserts into existing masonry chimneys or existing factory-built metal chimneys. The trend from wood to gas stoves, while increasing competition for wood and pellet appliance venting products, is viewed as a significant opportunity for SDV's gas venting products.

New Product Development

Simpson Dura-Vent has gained industry recognition by offering innovative new products that meet changing needs of customers. SDV representatives serve on industry committees concerned with issues such as new appliance standards and government regulations. SDV's research and development expense for the three years ended December 31, 1999, 1998 and 1997, was $433,000, $431,000 and $323,000, respectively. SDV also maintains working relationships with research and development departments of major appliance manufacturers, providing prototypes for field testing and conducting tests in SDV's testing laboratory. SDV believes that such relationships provide competitive advantages. For example, SDV introduced the first direct vent system for the increasingly popular direct vent gas appliances. In 1999, SDV introduced DuraTech, a twin-walled insulated chimney system for use on wood burning stoves, fireplaces and oil fired appliances. This product line has been designed and manufactured to a new standard of excellence. It is constructed from stainless steel and incorporates blanket insulation for enhanced safety and efficiency.

Sales and Marketing

Simpson Dura-Vent's sales organization consists of a director of sales and marketing, a marketing communications manager, regional sales managers, and independent representative agencies. SDV markets venting systems for both gas and wood burning appliances through wholesale distributors in the United States, Canada and Australia to the HVAC (heating, ventilating and air conditioning) and PHC (plumbing, heating and cooling) contractor markets, and to fireplace specialty shop distributors. These customers sell to contractor and DIY markets. SDV also markets venting products to home center and hardware store chains. SDV has established OEM relationships with several major gas fireplace and gas stove manufacturers, which SDV believes are leaders in the direct-vent gas appliance market.

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

To enhance its marketing effort, SDV has developed a website
(www.duravent.com) that includes product descriptions, catalogs and installation instructions, as well as a direct link to SDV's customer service and engineering departments.

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

Simpson Strong-Tie operates manufacturing and warehouse facilities in California, Texas, Ohio, Florida, Connecticut, Illinois, Washington, British Columbia, Ontario, England, France and Chile. Most of SST's products are produced with a high level of automation, using progressive dies run in automatic presses making parts from coiled sheet steel often in excess of 100 strokes per minute. SST produces over 500 million product pieces per year. Over half of SST's products (SKUs) are bar coded with a UPC number for easy identification, and nearly all of the products sold to home centers are labeled with bar codes. SST has significant press capacity and has some multiple dies for its high volume products because of the need to produce the product close to the customer and to provide backup capacity. The balance of production is accomplished through a combination of manual, blanking and numerically controlled (NC) processes which include robotic welders, lasers and turret punches. This capability allows SST to produce products with little redesign or set-up time, facilitating rapid turnaround for customers. New tooling is also highly automated. Dies are designed and produced using computer aided design (CAD) and computer aided machining (CAM) systems. CAD/CAM capability enables SST to create multiple dies rapidly and design them to high standards. The Company is constantly reviewing its product line to reduce manufacturing costs, increase automation, and take advantage of new types of materials. For example, in 1999, Simpson Strong-Tie introduced two new products made from an engineered composite plastic, the AnchorMate and the StrapMate.

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

Most of the Company's current and planned manufacturing facilities are located in a geographic region that has experienced major natural disasters, such as earthquakes, floods and hurricanes. For example, the 1989 Loma Prieta earthquake in Northern California destroyed a freeway and caused other major damage within a few miles of the Company's facilities in San Leandro, California, and the earthquakes in Northridge, California, in January 1994, destroyed several freeways and numerous buildings in the region in which the Company's facilities in Brea are located. The Company has developed a disaster recovery plan, but it does not carry earthquake insurance. Other insurance that it carries is limited and not likely to be adequate to cover all of the Company's resulting costs, business interruption and lost profits in the event of a major natural disaster in the future. If a natural disaster were to render one or more of the Company's manufacturing facilities totally or partially unusable, whether or not covered by insurance, the Company's business and financial condition could be materially and adversely affected.

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

Simpson Strong-Tie's product lines are subject to Federal, state, county, municipal and other governmental and quasi-governmental regulations that affect product design, development, testing, applications, marketing, sales, installation and use. Most SST products are recognized by building code and standards agencies. Agencies that recognize Company products include the International Conference of Building Officials ("ICBO"), Building Officials and Code Administrators International ("BOCA"), Southern Building Code Congress International ("SBCCI"), The National Evaluation Service, the City of Los Angeles, Dade County, Florida, and the California Division of Architecture. These and other code agencies adopt various testing and design standards and incorporate them into their related building codes. For example, ICBO requirements are codified in the Uniform Building Code. The Uniform Building Code generally applies to construction in the Western United States. To be recognized by ICBO, SST products must conform to Uniform Building Code requirements. SST considers this recognition to be a significant marketing tool and devotes considerable effort to obtaining and maintaining appropriate approvals for its products. SST believes that architects, engineers, contractors and other customers are less likely to purchase structural products that lack the appropriate code approval or acceptance, at least if code-accepted competitive products are available. SST's management actively participates in industry related professional associations to keep abreast of regulatory changes and to provide information to regulatory agencies.

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

COMPETITION

The Company faces a variety of competition in all of the markets in which it participates. This competition ranges from subsidiaries of large national or international corporations to small regional manufacturers. While price is an important factor, the Company competes primarily on the basis of quality, breadth of product line, technical support, service, field support and product innovation. As a result of differences in structural design and building practices and codes, SST's markets tend to differ by region. Within these regions, Simpson Strong-Tie competes with companies of varying size, several of which also distribute their products nationally.

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

PATENTS AND PROPRIETARY RIGHTS

The Company's subsidiaries own 100 U.S. and foreign patents, of which 81 cover products that they currently manufacture and market. Its subsidiaries have filed 19 U.S. and 41 foreign patent applications that are currently pending. These patents and patent applications cover various design aspects of the subsidiaries' products, as well as processes used in their manufacture. The Company's subsidiaries are continuing to develop new potentially patentable products, product enhancements and product designs. Although the Company's subsidiaries do not intend to apply for additional foreign patents covering existing products, the Company has developed an international patent program to protect new products that its subsidiaries may develop.

The Company's subsidiaries hold 151 trademark registrations in the U.S. and foreign countries covering 61 trademarks, have 23 trademark registration applications pending in the U.S. and foreign countries covering 12 trademarks, and use several other trademarks that they have not yet attempted to register.

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

In the third quarter of 1999, Simpson Strong-Tie International, Inc. ("SSTI"), a subsidiary of the Company, purchased the assets of Furfix Products Limited and Easy Arches Limited (together, "Furfix"), which manufacture a line of structural connectors for the wood and masonry construction markets in the United Kingdom and Europe. The purchase price was approximately $7.8 million in cash plus an earnout based on future operating performance. Included in the purchase price were costs associated with the closure of Furfix's existing facility and integration into SSTI's facility in Tamworth, England. During the first quarter of 1997, the Company purchased three Canadian companies and a related U.S. company, the Isometric Group, which manufacture and distribute a line of mechanical anchors and related products, for approximately $7.7 million plus an earnout based on future sales increases through December 2000. Also during the first quarter of 1997, the Company purchased, for approximately $1.7 million, the remaining 66% equity in Patrick Bellion, S.A., a French manufacturer of connector products. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Sources of Capital."

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

EMPLOYEES AND LABOR RELATIONS

As of March 1, 2000, the Company had 1,556 full-time employees, of whom 1,068 were hourly employees and 488 were salaried employees. The Company believes that its overall compensation and benefits for the most part exceed industry averages and that its relations with its employees are good.

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

A significant number of the Company's employees at two of the Company's major manufacturing facilities are represented by labor unions and are covered by collective bargaining agreements. Two of the Company's collective bargaining agreements cover the Company's sheetmetal workers and its tool and die craftsmen in Brea. These two contracts expire in June 2001 and February 2002, respectively. Two other contracts, covering sheetmetal workers and tool and die personnel in San Leandro, expire in July 2000 and June 2003, respectively. A work stoppage or interruption by a significant number of the Company's employees could have a material and adverse effect on the Company and its business and financial condition.

ITEM 2. PROPERTIES.

PROPERTIES

The Company maintains its home office in Pleasanton, California, and other offices, manufacturing and warehouse facilities elsewhere in California and in Texas, Ohio, Florida, Mississippi, Illinois, Connecticut, Washington, British Columbia, Ontario, England and France. As of March 15, 2000, the Company's facilities were as follows:



                               Approximate
                                  Square       Owned or                  Lease
         Location                Footage        Leased       Lessee     Expires             Function
---------------------------    -----------    ----------    --------    -------    --------------------------

Pleasanton, California              22,200    Leased        Company        2000    Office
San Leandro, California             47,100    Leased(1)     SST            2001    Office, Manufacturing and
                                                                                     Warehouse
San Leandro, California             71,000    Owned                                Office, Manufacturing and
                                                                                     Warehouse
San Leandro, California             57,000    Leased(2)     SST            2001    Manufacturing and Warehouse
San Leandro, California             48,000    Owned                                Office and Warehouse
San Leandro, California             27,000    Owned                                Manufacturing and Warehouse
San Leandro, California             61,800    Leased        SST            2002    Warehouse
Brea, California                    50,700    Owned                                Office, Manufacturing and
                                                                                     Warehouse
Brea, California                    78,000    Owned                                Office and Warehouse
Brea, California                    30,500    Owned                                Office, Manufacturing and
                                                                                     Warehouse
Brea, California                    42,900    Owned                                Warehouse
Brea, California                    19,200    Owned                                Warehouse
McKinney, Texas                     84,300    Owned                                Office, Manufacturing and
                                                                                     Warehouse
McKinney, Texas                    117,100    Owned                                Office and Warehouse
Columbus, Ohio                     153,500    Leased(3)     SST            2005    Office, Manufacturing and
                                                                                     Warehouse
Jacksonville, Florida               74,600    Leased        SST            2001    Office and Warehouse
Addison, Illinois                   52,400    Leased        SST            2003    Office, Manufacturing and
                                                                                   Warehouse
Enfield, Connecticut                55,100    Leased        SST            2003    Office and Warehouse
Kent, Washington                    24,000    Leased        SST            2004    Office, Manufacturing and
                                                                                     Warehouse
Visalia, California                 20,000    Leased        SST            2000    Warehouse
Tamworth, England                   78,100    Leased        SST(4)         2012    Office, Manufacturing and
                                                                                     Warehouse
Cannock, Staffordshire,             26,900    Leased        SST(4)         2000    (5)
  England
Vacaville, California              125,000    Leased(6)     SDV            2007    Office, Manufacturing and
                                                                                     Warehouse
Vacaville, California              120,300    Owned                                Office, Manufacturing and
                                                                                     Warehouse
Vacaville, California               40,200    Leased        SDV            2001    Warehouse
Fontana, California                 17,900    Leased        SDV            2001    Warehouse
Vicksburg, Mississippi             172,000    Leased(7)     SDV            2003    (8)
Vicksburg, Mississippi             302,000    Owned                                Office, Manufacturing and
                                                                                     Warehouse
Vancouver, British Columbia          7,000    Leased        SST            2004    Warehouse
Toronto, Ontario                   104,000    Leased        SST(9)         2009    Office, Manufacturing and
                                                                                     Warehouse

St. Hermine, France                 11,300    Leased        SST(10)        2002    Office, Manufacturing and
                                                                                     Warehouse
St. Hermine, France                 20,900    Leased        SST(10)        2001    Office, Manufacturing and
                                                                                     Warehouse
St. Hermine, France                 15,900    Owned                                Office, Manufacturing and
                                                                                     Warehouse
--------------------


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

(6) Lessor is Vacaville Investors, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein.

(7) Lessor is Vicksburg Investors, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein.

(8) The Company no longer occupies this property and is attempting to sublease the property.

(9) Lessee is Simpson Strong-Tie Canada, Ltd., a wholly-owned subsidiary of SST.

(10)  Lessee is Simpson Strong-Tie, S.A., a wholly-owned subsidiary of SST.

The Company's manufacturing facilities are equipped with specialized equipment and use extensive automation. The Company considers its existing and planned facilities to be suitable and adequate for its operations as currently conducted and as planned through 2000. The manufacturing facilities currently are being operated with one full shift and at most plants with at least a partial second or third shift. The Company anticipates that it may require additional facilities to accommodate possible future growth.


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

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "SSD." The following table shows the range of high and low closing sale prices per share of the Common Stock as reported by the NYSE, as applicable, for the calendar quarters indicated:

                                                Market Price
                     Quarter                 High          Low
                                           ---------    ---------

     1999
       Fourth                              $46 13/16    $39 3/16
       Third                                54 3/8       45 5/16
       Second                               49 3/16      39 3/16
       First                                40 1/4       32 7/8

     1998
       Fourth                              $38 11/16    $25 15/16
       Third                                40 5/16      29 1/8
       Second                               42 1/16      37 7/16
       First                                42 1/2       32 3/4


The Company estimates that as of March 1, 2000, 2,937 persons owned shares of the Company's Common Stock either directly or through nominees.

The Company currently intends to retain its future earnings, if any, to finance operations and fund internal growth and does not anticipate paying cash dividends on the Company's Common Stock for the foreseeable future. Future dividends, if any, will be determined by the Company's Board of Directors, based on the Company's earnings, cash flow, financial condition and other factors deemed relevant by the Board of Directors. In addition, existing loan agreements require the Company to maintain Tangible Net Worth of $100.0 million plus 50% of net profit after taxes for each fiscal year ending after December 31, 1997. This requirement may limit the amount that the Company may pay out as dividends on the common stock. As of December 31, 1999, the Company had a Tangible Net Worth of $204.0 million.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years ended December 31, 1999, 1998, 1997, 1996 and 1995, derived from the audited Consolidated Financial Statements of the Company, the most recent three years of which appear elsewhere herein. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.




                                                       Year Ended December 31,
(Dollars in thousands, except          --------------------------------------------------------
 per share data)                         1999        1998        1997        1996        1995
                                       --------    --------    --------    --------    --------

STATEMENT OF OPERATIONS DATA:
Net sales                              $328,440    $279,081    $246,074    $202,409    $167,958
Cost of sales                           195,839     170,045     149,279     124,394     109,368
                                       --------    --------    --------    --------    --------
Gross profit                            132,601     109,036      96,795      78,015      58,590

Selling expense                          32,204      24,706      23,113      20,104      17,110
General and administrative expense       37,846      33,100      30,358      25,216      18,573
                                       --------    --------    --------    --------    --------
Income from operations                   62,551      51,230      43,324      32,695      22,907

Interest income, net                      1,669         940         429         595         142
                                       --------    --------    --------    --------    --------
Income before income taxes               64,220      52,170      43,753      33,290      23,049

Provision for income taxes               25,753      21,028      17,767      13,569       8,927
                                       --------    --------    --------    --------    --------
Net income                             $ 38,467    $ 31,142    $ 25,986    $ 19,721    $ 14,122
                                       ========    ========    ========    ========    ========

Diluted net income per share
  of common stock                      $   3.14    $   2.58    $   2.17    $   1.68    $   1.23
                                       ========    ========    ========    ========    ========


                                                          As of December 31,
                                       --------------------------------------------------------
(Dollars in thousands)                   1999        1998        1997        1996        1995
                                       --------    --------    --------    --------    --------

BALANCE SHEET DATA:
Working capital                        $142,056    $105,643    $ 83,297    $ 70,676    $ 51,984

Property, plant and equipment, net       61,144      54,965      42,925      28,688      26,420

Total assets                            247,254     191,600     150,765     122,521      96,642

Total debt                                2,764       2,896          30           -          20

Total liabilities                        36,665      30,317      21,814      20,224      15,089

Total stockholders' equity              210,589     161,282     128,951     102,297      81,553



SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    1999                                            1998
                                --------------------------------------------    --------------------------------------------
(Dollars in thousands,           Fourth      Third       Second       First      Fourth      Third       Second      First
except per share data)          Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                                --------    --------    --------    --------    --------    --------    --------    --------

Net sales                       $ 81,218    $ 88,808    $ 83,753    $ 74,661    $ 71,832    $ 77,208    $ 70,786    $ 59,254
Cost of sales                     48,179      52,359      49,089      46,212      43,930      47,025      41,708      37,381
                                --------    --------    --------    --------    --------    --------    --------    --------
Gross profit                      33,039      36,449      34,664      28,449      27,902      30,183      29,078      21,873

Selling expense                    8,141       8,123       8,042       7,898       6,401       6,551       6,130       5,625
General and
  administrative expense           9,446      10,278       9,999       8,122       8,615       8,603       8,961       6,921
                                --------    --------    --------    --------    --------    --------    --------    --------
Income from operations            15,452      18,048      16,623      12,429      12,886      15,029      13,987       9,327

Interest income, net                 589         477         255         348         386         233         114         207
                                --------    --------    --------    --------    --------    --------    --------    --------
Income before income taxes        16,041      18,525      16,878      12,777      13,272      15,262      14,101       9,534

Provision for income taxes         6,411       7,408       6,805       5,129       5,400       6,027       5,728       3,873
                                --------    --------    --------    --------    --------    --------    --------    --------
Net income                      $  9,630    $ 11,117    $ 10,073    $  7,648    $  7,872    $  9,235    $  8,373    $  5,661
                                ========    ========    ========    ========    ========    ========    ========    ========

Diluted net income per share
  of common stock               $   0.78    $   0.90    $   0.82    $   0.63    $   0.65    $   0.77    $   0.69    $   0.47
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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the years ended December 31, 1999, 1998 and 1997, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere herein.

OVERVIEW

Annual net sales of the Company increased 33.5% to $328.4 million in 1999 from $246.1 million in 1997. The increase in net sales resulted primarily from increased geographic distribution and a broadening of the Company's customer base and product lines, both internally and through acquisitions. Net sales increased from 1997 to 1999 in all regions of the United States, with above average rates of growth in the California and Southeastern markets. Expansion into overseas markets also contributed to the net sales growth over the last three years. For the year ended December 31, 1999, gross profit margin increased to 40.4%, from 39.3% in 1997. The increase since 1997 was due primarily to lower product costs as a percentage of net sales, LIFO gains and lower overhead costs as a percentage of net sales. Income from operations as a percentage of net sales, increased to 19.1% in 1999 from 17.6% in 1997.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, the percentage of net sales of certain items in the Company's consolidated statements of operations.

                                              Years Ended December 31,
                                          --------------------------------
                                            1999        1998        1997
                                          --------    --------    --------

  Net sales                                 100.0%      100.0%      100.0%
  Cost of sales                              59.6%       60.9%       60.7%
                                          --------    --------    --------
  Gross profit                               40.4%       39.1%       39.3%
  Selling expense                             9.8%        8.9%        9.4%
  General and administrative expense         11.5%       11.9%       12.3%
                                          --------    --------    --------
  Income from operations                     19.1%       18.4%       17.6%
  Interest income, net                        0.5%        0.3%        0.2%
                                          --------    --------    --------
  Income before income taxes                 19.6%       18.7%       17.8%
  Provision for income taxes                  7.9%        7.5%        7.2%
                                          --------    --------    --------
  Net income                                 11.7%       11.2%       10.6%
                                          ========    ========    ========


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

Net Sales

Net sales increased 17.7% to $328.4 million in 1999 from $279.1 million in 1998. Net sales of Simpson Strong-Tie's products increased 18.4% to $260.9 million in 1999 from $220.3 million in 1998, while net sales of Simpson Dura-Vent's products increased by 14.9% to $67.5 million in 1999 from $58.8 million in 1998. SDV accounted for approximately 20.6% of the Company's total net sales in 1999, a decrease from 21.1% in 1998. The increases in net sales at both SST and SDV resulted from increases in sales volume, with an overall decrease in average prices. Most of the sales growth occurred domestically, particularly in California and the midwestern and southeastern regions of the country. International sales grew at approximately the same rate as the rest of the Company, partially due to the acquisition of Furfix Products Limited and Easy Arches Limited (together, "Furfix"), in the third quarter of 1999. See "Item 1. Business. Acquisitions and Expansion into New Markets." Home centers were the fastest growing connector sales channel. The sales increase was broad based across most of Simpson Strong-Tie's major product lines. Anchoring Systems products had the highest growth rate in sales and Simpson Strong-Tie's new Strong-Wall product line also experienced strong sales growth. Sales of most of Simpson Dura-Vent's major product lines increased in 1999 compared to 1998, led by above average growth rates for its chimney products and Direct-Vent product lines.

Gross Profit

Gross profit increased 21.6% to $132.6 million in 1999 from $109.0 million in 1998. As a percentage of net sales, gross profit increased to 40.4% in 1999 from 39.1% in 1998. This increase resulted from an increase in the LIFO gain to $1.9 in 1999 from $0.5 million in 1998, as well as lower overall product costs.

Selling Expense

Selling expense increased 30.3% to $32.2 million in 1999 from $24.7 million in 1998. The increase was primarily due to higher promotional expenses, as well as to higher personnel costs, including those associated with the increase in the number of sales and merchandising personnel.

General and Administrative Expense

General and administrative expenses increased 14.0% to $37.8 million in 1999 from $33.1 million in 1998, but decreased as a percentage of net sales to 11.5% in 1999 from 11.9% in 1998. The increase in these expenses was primarily due to increased cash profit sharing, which resulted from higher operating profit, and other administrative overhead costs.

European Operations

In August 1999, Simpson Strong-Tie International, Inc. ("SSTI"), a subsidiary of the Company, purchased the assets of Furfix which manufactures a line of structural connectors for the wood and masonry construction markets in the United Kingdom and Europe. The purchase price was approximately $7.8 million in cash plus an earnout based on future operating performance. Included in the purchase price were costs associated with the closure of Furfix's existing facility and integration into SSTI's facility in Tamworth, England.

For its combined European operations, including the operations of Furfix, the Company recorded an after-tax net loss of $2.4 million in 1999, including $1.9 million in intercompany interest charges, compared to after-tax net losses of $2.3 million in 1998. These losses are primarily associated with the Company's UK operations. Depreciation on purchased capital equipment and administrative and other overhead costs incurred related to the growing operations contributed significantly to the losses. The Company expects the losses in the UK to continue through at least 2000.

Other Information

In the first quarter of 2000, Simpson Strong-Tie entered into a joint venture with Keymark Enterprises, Inc., a developer of software for the wood and light gauge steel construction industry, to explore the feasibility of using computer systems to link designers, engineers and building materials suppliers to enhance the construction process.


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

Selling Expense

Selling expense increased 6.9% to $24.7 million in 1998 from $23.1 million in 1997, but decreased as a percentage of net sales to 8.9% in 1998 from 9.4% in 1997. The increase in selling expense was primarily due to higher promotional expenses, as well as higher costs related to the increase in the number of sales and marketing personnel, due in part to expenses associated with the expansion of the Anchoring Systems product line and introduction of the Strong-Wall product line.

General and Administrative Expense

General and administrative expenses increased 9.5% to $32.9 million in 1998 from $30.1 million in 1997, but decreased as a percentage of net sales to 11.8% in 1998 from 12.2% in 1997. The increase in these expenses was primarily due to increased cash profit sharing, which resulted from higher operating profit.

European Operations

The Company recorded an after-tax net loss in its combined European operations of $2.3 million in 1998, including $1.2 million in intercompany interest charges, compared to after-tax net losses of $2.4 million in 1997. These losses were primarily associated with the Company's UK operations. Depreciation on purchased capital equipment and administrative and other overhead costs incurred related to the growing operations contributed significantly to the losses.

Other Information

In 1999, in order to concentrate on more profitable product lines, the Company sold its metal shapes business, acquired in 1994, to an unrelated buyer. The Company recorded a small loss on the sale of this product line.


LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity needs arise principally from working capital requirements, capital expenditures and asset acquisitions. During the three years ended December 31, 1999, the Company has relied primarily on internally generated funds to finance these needs. The Company's working capital requirements are seasonal with the highest working capital needs typically occurring in the second and third quarters of the year. Cash and cash equivalents were $54.5 million and $37.4 million at December 31, 1999 and 1998, respectively. Working capital was $142.1 million and $105.6 million at December 31, 1999 and 1998, respectively. As of December 31, 1999, the Company had approximately $2.8 million in debt outstanding and had available to it unused credit facilities of approximately $21.6 million.

The Company had cash flows from operating activities of $36.0 million, $34.5 million and $21.1 million for 1999, 1998 and 1997, respectively. In 1999, cash was provided by net income of $38.5 million and noncash expenses, such as depreciation and amortization, of $10.9 million, and the tax benefit of stock options exercised during the year, a reduction of the Company's income tax liability, of $6.3 million. Operating cash flows were also increased by increases in income taxes payable, trade accounts payable and accrued liabilities, totaling approximately $5.1. The Company's primary operating cash flow requirements resulted from increased levels of inventory and accounts receivable that were required as the Company's sales increased. In 1999, 1998 and 1997, the Company used cash of $24.0 million, $11.0 million and $9.1 million, respectively, to fund inventory and accounts receivable requirements. In addition, cash in the amount of approximately $1.3 million was used to pay costs associated with the integration of Furfix's operations in the UK. The balance of the cash used in 1999 resulted from changes in the other current asset and liability accounts.

Cash used in investing activities was $23.3 million, $20.0 million and $21.8 million for 1999, 1998 and 1997, respectively. Asset acquisitions, primarily related to the Furfix purchase, and capital expenditures related primarily to expanding capacity, increased to $23.6 million in 1999 from $20.1 million in 1998. In 1999, $2.5 million of such capital expenditures was used for real estate and related purchases.

Financing activities provided net cash of $4.4 million, $3.4 million and $0.3 million in 1999, 1998 and 1997, respectively. In 1999, cash was provided primarily by the issuance the Company's Common Stock through the exercise of stock options employees of the Company.

The Company believes that cash generated by operations, borrowings available under its existing credit agreements, the majority of which have been renewed through June 2000, and other available financing will be sufficient for the Company's working capital needs and planned capital expenditures through at least 2000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      SIMPSON MANUFACTURING CO., INC.
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


  Financial Statements
    Report of Independent Accountants....................................24
    Consolidated Balance Sheets at December 31, 1999 and 1998............25
    Consolidated Statements of Operations for the years ended
      December 31, 1999, 1998 and 1997...................................26
    Consolidated Statements of Stockholders' Equity for the
      years ended December 31, 1997, 1998 and 1999.......................27
    Consolidated Statements of Cash Flows for the years ended
      December 31, 1999, 1998 and 1997...................................28
    Notes to the Consolidated Financial Statements.......................29

  Financial Statement Schedule
    Schedule II - Valuation and Qualifying Accounts......................41

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Simpson Manufacturing Co.,
Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index on page 23 of this Form 10-K present fairly, in all material respects, the financial position of Simpson Manufacturing Co., Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

San Francisco, California
February 2, 2000

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Balance Sheets

                SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                       December 31,
                                               ----------------------------
                                                   1999            1998
                                               ------------    ------------

             ASSETS
Current assets
  Cash and cash equivalents                    $ 54,509,610    $ 37,402,450
  Trade accounts receivable, net                 42,420,223      34,089,122
  Inventories                                    72,751,245      56,340,053
  Deferred income taxes                           4,745,534       3,749,599
  Other current assets                            1,323,215       1,282,814
                                               ------------    ------------
    Total current assets                        175,749,827     132,864,038

Property, plant and equipment, net               61,143,524      54,964,704
Investments                                         374,455         524,964
Other noncurrent assets                           9,986,187       3,246,045
                                               ------------    ------------
      Total assets                             $247,253,993    $191,599,751
                                               ============    ============


  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable and current portion of
    long-term debt                             $    349,541    $    330,704
  Trade accounts payable                         12,780,621      11,761,237
  Accrued liabilities                             7,819,155       5,591,292
  Accrued profit sharing trust contributions      3,504,286       3,173,362
  Accrued cash profit sharing and commissions     4,531,861       4,019,806
  Accrued workers' compensation                   1,345,764         879,272
  Income taxes payable                            3,362,254       1,465,384
                                               ------------    ------------
    Total current liabilities                    33,693,482      27,221,057

Long-term debt                                    2,414,562       2,565,182
Long-term liabilities                               556,783         531,149
                                               ------------    ------------
Total liabilities                                36,664,827      30,317,388
                                               ------------    ------------

Commitments and contingencies (Note 9)

Stockholders' equity
  Preferred Stock, par value $0.01;
    authorized shares, 5,000,000;
    issued and outstanding shares, none
                                                          -               -
  Common Stock, par value $0.01;
    authorized shares, 20,000,000;
    issued and outstanding shares,
    12,018,839 and 11,579,360 at
    December 31, 1999 and 1998,
    respectively                                 44,716,488      33,723,845
  Retained earnings                             166,457,600     127,990,208
  Accumulated other comprehensive income           (584,922)       (431,690)
                                               ------------    ------------
    Total stockholders' equity                  210,589,166     161,282,363
                                               ------------    ------------
      Total liabilities and stockholders'
       equity                                  $247,253,993    $191,599,751
                                               ============    ============

            The accompanying notes are an integral part of these
                     consolidated financial statements.

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Years Ended December 31,
                                     --------------------------------------------
                                         1999            1998            1997
                                     ------------    ------------    ------------

Net sales                            $328,439,897    $279,081,489    $246,074,446
Cost of sales                         195,839,260      170,044,933    149,279,718
                                     ------------    ------------    ------------
    Gross profit                     132,600,637      109,036,556      96,794,728
                                     ------------    ------------    ------------

Operating expenses
  Selling                              32,204,008      24,706,371      23,113,344
  General and administrative           37,845,480      33,100,454      30,357,707
                                     ------------    ------------    ------------
                                       70,049,488      57,806,825      53,471,051
                                     ------------    ------------    ------------

    Income from operations             62,551,149      51,229,731      43,323,677

Interest income, net                    1,669,243         939,792         429,102
                                     ------------    ------------    ------------

    Income before income taxes         64,220,392      52,169,523      43,752,779

Provision for income taxes             25,753,000      21,028,000      17,767,000
                                     ------------    ------------    ------------

      Net income                     $ 38,467,392    $ 31,141,523    $ 25,985,779
                                     ============    ============    ============


Net income per common share
  Basic                              $       3.25    $       2.69    $       2.26
  Diluted                            $       3.14    $       2.58    $       2.17

Number of shares outstanding
  Basic                                11,837,315      11,560,454      11,474,592
  Diluted                              12,233,865      12,048,197      11,965,950



            The accompanying notes are an integral part of these
                     consolidated financial statements.

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999



                                                                                   Accumulated
                                           Common Stock                            Other Comp-
                                   ----------------------------      Retained       rehensive
                                      Shares          Amount         Earnings         Income          Total
                                   ------------    ------------    ------------    ------------    ------------

Balance, January 1, 1997             11,451,018    $ 31,233,648    $ 70,862,906    $    200,454    $102,297,008
  Comprehensive income:
    Net income                                -               -      25,985,779               -      25,985,779
    Other comprehensive income:
      Translation adjustment                  -               -               -        (476,179)       (476,179)
                                                                                                   ------------
  Comprehensive income                                                                               25,509,600

  Options exercised                      61,595         451,282               -               -         451,282
  Tax benefit of options exercised            -         589,133               -               -         589,133
  Common stock issued at
    $23.00 per share                      4,500         103,500               -               -         103,500
                                   ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1997           11,517,113      32,377,563      96,848,685        (275,725)    128,950,523
  Comprehensive income:
    Net income                                -               -      31,141,523               -      31,141,523
    Other comprehensive income:
      Translation adjustment                  -               -               -        (155,965)       (155,965)
                                                                                                   ------------
  Comprehensive income                                                                               30,985,558

  Options exercised                      57,147         576,343               -               -         576,343
  Tax benefit of options exercised            -         600,045               -               -         600,045
  Common stock issued at
    $33.3125 per share                    5,100         169,894               -               -         169,894
                                   ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1998           11,579,360      33,723,845     127,990,208        (431,690)    161,282,363
  Comprehensive income:
    Net income                                -               -      38,467,392               -      38,467,392
    Other comprehensive income:
      Translation adjustment                  -               -               -        (153,232)       (153,232)
                                                                                                   ------------
  Comprehensive income                                                                               38,314,160

  Options exercised                     436,279       4,568,970               -               -       4,568,970
  Tax benefit of options exercised            -       6,303,873               -               -       6,303,873
  Common stock issued at
    $37.4375 per share                    3,200         119,800               -               -         119,800
                                   ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1999           12,018,839    $  44,716,488   $166,457,600    $   (584,922)   $210,589,166
                                   ============    ============    ============    ============    ============



            The accompanying notes are an integral part of these
                     consolidated financial statements.

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Year Ended December 31,
                                                 --------------------------------------------
                                                     1999            1998            1997
                                                 ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $ 38,467,392    $ 31,141,523    $ 25,985,779
                                                 ------------    ------------    ------------
  Adjustments to reconcile net
   income to net cash
    provided by operating activities:
    Loss (gain) on sale of capital equipment          (44,649)         24,226         (11,194)
    Depreciation and amortization                  10,861,925       8,257,937       6,712,157
    Deferred income taxes and other
     long-term liabilities                           (970,301)       (505,434)       (946,542)
    Equity in loss (income) of affiliates             107,273          (9,000)       (142,500)
    Noncash compensation related to stock plans       119,800         169,894         103,500
    Changes in operating assets and liabilities,
     net of effects of acquisitions:
      Trade accounts receivable, net               (8,352,836)     (9,619,171)     (2,277,797)
      Inventories                                 (15,604,370)     (1,379,424)     (6,867,089)
      Other current assets                            (40,401)        440,773        (700,537)
      Other noncurrent assets                      (1,322,851)       (509,138)        (14,450)
      Trade accounts payable                        1,019,384       2,948,041      (2,429,650)
      Accrued liabilities                           2,227,864          84,388         379,910
      Accrued profit sharing trust
       contributions                                  330,924         286,487         440,874
      Accrued cash profit sharing
       and commissions                                512,055         924,972         802,777
      Accrued workers' compensation                   466,492         220,000        (150,000)
      Income taxes payable                          8,200,744       2,065,429         247,507
                                                 ------------    ------------    ------------
        Total adjustments                          (2,488,947)      3,399,980      (4,853,034)
                                                 ------------    ------------    ------------
          Net cash provided by operating
           activities                              35,978,445      34,541,503      21,132,745
                                                 ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                            (15,305,226)    (20,057,435)    (16,548,350)
  Proceeds from sale of capital equipment             263,158          57,069          65,327
  Asset acquisitions, net of cash acquired
    and equity interest already owned              (8,266,403)              -      (9,336,142)
  Proceeds from sale of short-term investments              -               -       3,995,333
                                                 ------------    ------------    ------------
          Net cash used in investing activities   (23,308,471)    (20,000,366)    (21,823,832)
                                                 ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of debt                                    266,700       3,019,247               -
  Repayment of debt                                  (398,484)       (152,966)       (260,304)
  Issuance of Company's common stock                4,568,970         576,343         554,783
                                                 ------------    ------------    ------------
          Net cash provided by
           financing activities                     4,437,186       3,442,624         294,479
                                                 ------------    ------------    ------------

            Net increase (decrease) in cash
              and cash equivalents                 17,107,160      17,983,761        (396,608)
Cash and cash equivalents at
  beginning of period                              37,402,450      19,418,689      19,815,297
                                                 ------------    ------------    ------------
Cash and cash equivalents at end of period       $ 54,509,610    $ 37,402,450    $ 19,418,689
                                                 ============    ============    ============

                           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR
  Interest                                       $    268,184    $    180,607    $     80,071
                                                 ============    ============    ============
  Income taxes                                   $ 18,964,736    $ 18,660,244    $ 19,564,663
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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventory Valuation

Inventories are valued at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method, except in Europe and Canada, where inventories of approximately $9,269,000 and $5,553,000 at December 31, 1999 and 1998, respectively, are valued using the first-in, first-out
(FIFO) method.

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

Product Research and Development Costs

Product research and development costs, which are included in cost of sales, were charged against income as incurred and approximated $1,809,000, $1,518,000 and $1,280,000 in 1999, 1998 and 1997, respectively.

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

Foreign Currency Translation

The local currency is the functional currency of the Company's operating branches in Europe and Canada. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the year. The translation adjustment resulting from this process is shown separately as a component of stockholders' equity. Foreign currency transaction gains or losses are included in the determination of net income.

Common Stock

Subject to the rights of holders of any Preferred Stock that may be issued in the future, holders of Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors (the "Board") out of funds legally available therefore and in the event of liquidation, dissolution or winding-up of the Company, to share ratably in all assets available for distribution. The holders of Common Stock have no preemptive or conversion rights. Subject to the rights of any Preferred Stock that may be issued in the future, the holders of Common Stock are entitled to one vote per share on any matter submitted to a vote of the stockholders, except that, on giving notice as required by law and subject to compliance with other statutory conditions, stockholders may cumulate their votes in an election of directors, and each stockholder may give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of shares held by such stockholder or may distribute such stockholder's votes on the same principle among as many candidates as such stockholder thinks fit. There are no redemption or sinking fund provisions applicable to the Common Stock.

In 1999, the Company declared a dividend distribution of one Right to purchase Series A Participating Preferred Stock per share of Common Stock. The Rights will be exercisable, unless redeemed earlier by the Company, if a person or group acquires, or obtains the right to acquire, 15% or more of the outstanding shares of Common Stock or commences a tender or exchange offer that would result in it acquiring 15% or more of the outstanding shares of Common Stock, either event occurring without the prior consent of the Company. The amount of Series A Participating Preferred Stock that the holder of a Right is entitled to receive and the purchase price payable on exercise of a Right are both subject to adjustment. Any person or group that acquires 15% or more of the outstanding shares of Common Stock without the prior consent of the Company would not be entitled to this purchase. Any stockholder who holds 25% or more of the Company's Common Stock on the date of the Rights distribution would not be treated as having acquired 15% or more of the outstanding shares unless such stockholder's ownership is increased to more than 40% of the outstanding shares.

The Rights will expire on July 29, 2009, or they may be redeemed by the Company at one cent per Right prior to that date. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company. One million shares of the Company's Preferred Stock have been designated Series A Participating Preferred Stock and reserved for issuance on exercise of the Rights. No event during 1999 made the Rights exercisable.

Preferred Stock

The Board has the authority to issue the authorized and unissued Preferred Stock in one or more series with such designations, rights and preferences as may be determined from time to time by the Board. Accordingly, the Board is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company's Common Stock.

Net Income per Common Share

Basic net income per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per share ("EPS") to diluted EPS:


                                   1999                                 1998                                 1997
                   -----------------------------------  -----------------------------------  -----------------------------------
                                                 Per                                  Per                                  Per
                      Income        Shares      Share      Income        Shares      Share      Income        Shares      Share
                   ------------  ------------  -------  ------------  ------------  -------  ------------  ------------  -------

BASIC EPS
Income available
 to common
 stockholders      $ 38,467,392    11,837,315  $  3.25  $ 31,141,523    11,560,454  $  2.69  $ 25,985,779    11,474,592  $  2.26

EFFECT OF DILUTIVE SECURITIES
Stock options                 -       396,550    (0.11)            -       487,743    (0.11)            -       491,358    (0.09)
                   ------------  ------------  -------  ------------  ------------  -------  ------------  ------------  -------

DILUTED EPS
Income available
 to common
 stockholders      $ 38,467,392    12,233,865  $  3.14  $ 31,141,523    12,048,197  $  2.58  $ 25,985,779    11,965,950  $  2.17
                   ============  ============  =======  ============  ============  =======  ============  ============  =======



Comprehensive Income

Comprehensive income, which is included in the consolidated statement of stockholders' equity, is defined as net income and other comprehensive income. Other comprehensive income includes changes in foreign currency translation adjustments recorded directly into stockholders' equity.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in U.S. Treasury instruments and trade accounts receivable. The Company maintains its cash in demand deposit and money market accounts held primarily by two banks.

Adoption of Statements of Financial Accounting Standards

In June 1998, Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This standard was amended by Accounting Standard No. 137, which deferred the effective date of implementation to the first quarter of fiscal years beginning after June 15, 2000. Accounting Standard No. 133 requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair value of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not believe that the implementation of this standard will have a material adverse effect on its financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 1999 presentation with no effect on net income or retained earnings as previously reported.


2.  Acquisitions

In August 1999, Simpson Strong-Tie International, Inc. ("SSTI"), a subsidiary of the Company, purchased the assets of Furfix Products Limited and Easy Arches Limited (together, "Furfix"), which manufacture a line of structural connectors for the wood and masonry construction markets in the United Kingdom and Europe. The purchase price was approximately $7.8 million in cash plus an earnout based on future operating performance. Included in the purchase price were costs associated with the closure of Furfix's existing facility and integration into SSTI's facility in Tamworth, England.


3.  Trade Accounts Receivable

Trade accounts receivable consist of the following:


                                                      December 31,
                                              ----------------------------
                                                  1999            1998
                                              ------------    ------------

Trade accounts receivable                     $ 43,952,137    $ 35,550,836
Allowance for doubtful accounts                 (1,203,147)     (1,173,656)
Allowance for sales discounts                     (328,767)       (288,058)
                                              ------------    ------------
                                              $ 42,420,223    $ 34,089,122
                                              ============    ============


The Company sells product on credit and generally does not require collateral.

4.  Inventories

The components of inventories consist of the following:


                                                      December 31,
                                              ----------------------------
                                                  1999            1998
                                              ------------    ------------

Raw materials                                 $ 22,816,584    $ 18,904,545
In-process products                              7,593,038       5,255,755
Finished products                               42,341,623      32,179,753
                                              ------------    ------------
                                              $ 72,751,245    $ 56,340,053
                                              ============    ============


At December 31, 1999, LIFO cost exceeded the replacement value of LIFO inventories by approximately $1,503,000. At December 31, 1998, the replacement value of LIFO inventories exceeded LIFO cost by approximately $359,000.


5.  Property, Plant and Equipment, net

Property, plant and equipment consists of the following:


                                                      December 31,
                                              ----------------------------
                                                  1999            1998
                                              ------------    ------------

Land                                          $  4,316,015    $  3,891,519
Buildings and site improvements                 26,724,935      25,743,968
Leasehold improvements                           3,942,613       3,463,063
Machinery and equipment                         81,147,265      67,052,907
                                              ------------    ------------
                                               116,130,828     100,151,457
Less accumulated depreciation
 and amortization                              (58,949,908)    (49,498,717)
                                              ------------    ------------
                                                57,180,920      50,652,740
Capital projects in progress                     3,962,604       4,311,964
                                              ------------    ------------
                                              $ 61,143,524    $ 54,964,704
                                              ============    ============


Included in property, plant and equipment at December 31, 1999 and 1998, are fully depreciated assets with an original cost of approximately $24,453,000 and $22,166,000, respectively. These fully depreciated assets are still in use in the Company's operations.


6.  Investments

The Company's 49% investment in Bulldog-Simpson GmbH is accounted for using the equity method. The Company's equity in the earnings or losses of its equity investments was not material in any of the three years in the period ended December 31, 1999.


7.  Accrued Liabilities

Accrued liabilities consist of the following:


                                                      December 31,
                                              ----------------------------
                                                  1999            1998
                                              ------------    ------------

Sales incentive and advertising allowances    $  3,138,607    $  2,124,242
Vacation liability                               1,505,409       1,409,518
Other                                            3,175,139       2,057,532
                                              ------------    ------------
                                              $  7,819,155    $  5,591,292
                                              ============    ============


8.  Debt

The outstanding debt at December 31, 1999 and 1998, and the available credit at December 31, 1999, consisted of the following:



                                               Available
                                               on Credit            Debt Outstanding
                                              Facility at            at December 31,
                                              December 31,    ----------------------------
                                                  1999            1999            1998
                                              ------------    ------------    ------------

Revolving line of credit, interest at
  bank's reference rate (at December
  31, 1999, the bank's reference rate
  was 8.50%), matures June 2000,
  commitment fees are paid at the
  annual rate of 0.125% on the unused
  portion of the facility                     $ 12,456,845    $          -    $          -

Revolving term commitment, interest at
  bank's prime rate (at December
  31, 1999, the bank's prime rate was
  8.50%), matures June 2000, commitment
  fees are paid at the annual rate of
  0.125% on the unused portion of the
  facility                                       8,616,628               -               -

Revolving line of credit, interest rate
  at the bank's base rate of interest
  plus 2% (at December 31, 1999, this
  rate was 7.50%), matures July 2000,
  has an annual commission charge of 0.45%         404,139               -               -

Revolving line of credit, interest rate
  at the weighted average European interbank
  rate of interest plus 1% (at December
  31, 1999, this rate was 4.75%), matures
  March 2000, has an annual commission
  charge of 0.25%                                  153,071               -               -

Term loan, interest at LIBOR plus 1.375%
  (at December 31, 1999, the LIBOR plus
  1.375% was 7.1975%), expires May 2008                  -       2,550,000       2,850,000

Term loan, fixed interest rate of 5.3%,
  expires September 2006                                 -         164,562               -

Standby letter of credit facilities              1,926,528               -               -

Other notes payable                                      -          49,541          45,886
                                              ------------    ------------    ------------
                                                23,557,211       2,764,103       2,895,886
Less current portion                                              (349,541)       (330,704)
                                                              ------------    ------------
                                                              $  2,414,562    $  2,565,182
                                                              ============    ============
Less standby letters of credit issued
 and outstanding                                (1,926,528)
                                              ------------
Net credit available                          $ 21,630,683
                                              ============



The revolving lines of credit are guaranteed by the Company and its subsidiaries. At December 31, 1999, the Company had three outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $1,166,748, were used to support the Company's self-insured workers' compensation insurance requirements. The third, in the amount of $759,780, was used to guarantee performance on the Company's leased facility in the UK. These letters of credit mature between June 2000 and January 2001.

9.  Commitments and Contingencies

Leases

Certain properties occupied by the Company are leased. The leases expire at various dates through 2012 and generally require the Company to assume the obligations for insurance, property taxes, and maintenance of the facilities.

Some of the properties were leased from partnerships formed by certain current and former Company stockholders, directors, officers and employees. Rental expenses under these related party leases were as follows:


                                             Years Ended December 31,
                                   --------------------------------------------
                                       1999            1998            1997
                                   ------------    ------------    ------------

Simpson Investment Company         $    185,100    $    185,100    $    185,100
Doolittle Investors                     253,080         239,400         239,400
Vacaville Investors                     437,640         437,640         437,640
Vicksburg Investors                     354,868         353,411         334,279
Columbus Westbelt Investment Co.        581,064         581,064         581,064
                                   ------------    ------------    ------------
                                   $  1,811,752    $  1,796,615    $  1,777,483
                                   ============    ============    ============


Rental expense for 1999, 1998 and 1997 with respect to all other leased property was approximately $2,362,000, $2,285,000 and $2,128,000, respectively.

At December 31, 1999, minimum rental commitments under all noncancelable leases are as follows:

          2000                           $  4,790,868
          2001                              4,287,509
          2002                              3,344,345
          2003                              2,817,851
          2004                              2,134,407
          Thereafter                        8,533,697
                                         ------------
                                         $ 25,908,677

Some of these minimum rental commitments involve the related parties described above, contain renewal options, and provide for periodic rental adjustments based on changes in the consumer price index or current market rental rates.

The nominal term of SSTI's lease in the United Kingdom is 25 years but includes an option to terminate without penalty in either the fifteenth or twentieth year upon one year written notice by SSTI. As such, future minimum rental payments associated with the first 15 years of this lease are included in minimum rental commitments in the table above.

Environmental

At two of the Company's operating facilities, evidence of contamination resulting from activities of prior occupants was discovered. The Company took certain remedial actions at one facility in 1990 and continues to monitor the condition of this property. The Company does not believe that any further action will be required. The Company has been informed by the lessor of the other facility, Vicksburg Investors, that appropriate remedial action has been taken. The Company does not believe that either of these matters will have a material adverse effect on its financial condition or results of operations.

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


10.  Income Taxes

The provision for income taxes consists of the following:


                                     Years Ended December 31,
                           --------------------------------------------
                               1999            1998            1997
                           ------------    ------------    ------------

Current
  Federal                  $ 22,509,000    $ 18,075,000    $ 15,546,000
  State                       4,354,000       3,345,000       3,115,000
  Foreign                        97,000          82,000         145,000
Deferred                     (1,207,000)       (474,000)     (1,039,000)
                           ------------    ------------    ------------
                           $ 25,753,000    $ 21,028,000    $ 17,767,000
                           ============    ============    ============


Reconciliations between the statutory federal income tax rates and the Company's effective income tax rates as a percentage of income before income taxes are as follows:

                                              Years Ended December 31,
                                          --------------------------------
                                            1999        1998        1997
                                          --------    --------    --------

Federal tax rate                             35.0%       35.0%       35.0%
State taxes, net of federal benefit           4.3%        4.5%        4.2%
Other                                         0.8%        0.8%        1.4%
                                          --------    --------    --------
  Effective income tax rate                  40.1%       40.3%       40.6%
                                          ========    ========    ========


The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 1999, 1998 and 1997, were as follows:



                                             Years Ended December 31,
                                   --------------------------------------------
                                       1999            1998            1997
                                   ------------    ------------    ------------

Current deferred tax assets
  State tax                        $  1,488,904    $  1,170,805    $  1,037,753
  Compensation related to
   stock plans                           46,728         128,657         140,579
  Workers' compensation                 298,808         115,436         155,416
  Health claims                         604,580         435,294         272,393
  Vacation                              555,420         399,472         416,268
  Accounts receivable allowance         600,439         573,265         602,802
  Inventory allowance                   874,726         619,447         477,304
  Sales incentive and advertising
   allowances                           125,277         163,008         206,210
  Other                                 150,652         144,215         228,025
                                   ------------    ------------    ------------
                                   $  4,745,534    $  3,749,599    $  3,536,750
                                   ============    ============    ============


Long-term deferred tax assets (liabilities)
  Depreciation                     $  1,161,552    $    911,723    $    639,063
  Goodwill amortization                 560,479         602,182         574,269
  Other                                (419,829)       (421,710)       (402,545)
                                   ------------    ------------    ------------
                                   $  1,302,202    $  1,092,195    $    810,787
                                   ============    ============    ============



No valuation allowance has been recorded for deferred tax assets for the years ended December 31, 1999, 1998 and 1997, due to the Company's taxable income in 1999 and prior years.


11.  Profit Sharing and Pension Plans

The Company has five profit sharing plans covering substantially all salaried employees and nonunion hourly employees. Two of the plans, covering U.S. employees, provide for annual contributions in amounts the Board of Directors may authorize, subject to certain limitations, but in no event more than the amount permitted under the Internal Revenue Code as deductible expense. The other three plans, covering the Company's European and Canadian employees, require the Company to make contributions ranging from three to 15% of the employees' compensation. The total cost for these profit sharing plans for the years ended December 31, 1999, 1998 and 1997, was approximately $3,360,000, $3,078,000 and $2,775,000, respectively.

The Company also contributes to various industry-wide, union-sponsored defined benefit pension funds for union, hourly employees. Payments to these funds aggregated approximately $977,000, $809,000 and $708,000 for the years ended December 31, 1999, 1998 and 1997, respectively.


12.  Related Party Transactions

The Chairman and the President and Chief Executive Officer of the Company, who are directors and significant stockholders of the Company, served as directors and officers of the Simpson PSB Fund (a charitable organization) until October 1997. The Company contributed $75,496 and $207,156 to this organization in 1998 and 1997, respectively. The Chairman and the President and Chief Executive Officer of the Company were again appointed as directors and officers of the Simpson PSB Fund in January 1999.

Refer to Note 9 regarding related party transactions involving Company leases.

13.  Stock Bonus and Stock Options Plans

The Company applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its non-qualified stock option plan as stock options granted under this plan have an exercise price equal to 100% of the market price on the date of grant. If the compensation cost for this plan had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the pro forma effect on the Company's net income and earnings per share in 1999, 1998 and 1997 would have been:


                                             Years Ended December 31,
                                   --------------------------------------------
                                       1999            1998            1997
                                   ------------    ------------    ------------

Net income, as reported            $ 38,467,392    $ 31,141,523    $ 25,985,779
Pro forma                            37,458,366      30,423,968      25,464,303

Diluted earnings per share,
 as reported                               3.14            2.58            2.17
Pro forma                                  3.06            2.53            2.13


The fair value of each option granted was estimated on the date of grant using the Black-Sholes option-pricing model with the following assumptions for 1999, 1998 and 1997, respectively: risk-free interest rate of 4.60% for 1999, and 4.63% for 1998 and 5.50% for 1997; no dividend yield for all years; expected lives of 6.3 for all years; and volatility of 30.4% for 1999, and 30.7% for 1998 and 1997. The weighted average fair value per share of options granted during 1999, 1998 and 1997 was $17.49, $15.09 and $14.12, respectively.

The Company currently has two stock option plans. The first is principally for the Company's employees and the second is for the Company's independent directors. During the last three years, the Company met most of the operating goals established for its two stock option plans and accordingly, has committed to grant options to purchase 143,250 shares for 1999 and has granted options to purchase 118,750 and 122,750 shares for 1998 and 1997, respectively. These options have an exercise price range of $38.94 to $48.13 per share, $36.63 to $41.18 per share and $33.31 to $37.31 per share for 1999, 1998 and 1997, respectively.

The following table summarizes the Company's stock option activity for the years ended December 31, 1999, 1998 and 1997:



                                           1999                     1998                     1997
                                  ----------------------  ----------------------  ----------------------
                                              Weighted-               Weighted-                Weighted-
                                               Average                 Average                  Average
                                               Exercise                Exercise                 Exercise
   Non-Qualified Stock Options      Shares      Price       Shares      Price       Shares       Price
--------------------------------  ----------  ----------  ----------  ----------  ----------  ----------

Outstanding at beginning of year   1,033,019  $    17.05     978,917  $    14.29     922,734  $    11.29
  Granted                            143,250       43.65     118,750       37.44     122,250       33.39
  Additional grants                        -           -           -           -         500       33.31
  Exercised                         (436,279)      10.49     (57,147)      10.09     (61,595)       7.33
  Forfeited                           (1,000)      33.90      (7,501)      31.37      (4,972)      18.66
                                  ----------              ----------              ----------
Outstanding at end of year           738,990       26.08   1,033,019       17.05     978,917       14.29
                                  ==========              ==========              ==========



The number of stock options exercisable at the end of 1999, 1998 and 1997 was 414,817, 740,638 and 700,497, respectively.

The following table summarizes information about the Company's stock options outstanding at December 31, 1999:



                                            Options Outstanding                     Options Exercisable
                                --------------------------------------------    ----------------------------
                                                 Weighted-
                                   Number         Average        Weighted-         Number         Weighted-
                                Outstanding      Remaining        Average       Outstanding       Average
                                at December     Contractual       Exercise      at December       Exercise
  Range of Exercise Prices        31, 1999          Life           Price          31, 1999         Price
----------------------------    ------------    ------------    ------------    ------------    ------------

                     $3.64            62,377       1.4 years    $       3.64          62,377    $       3.64
                    $11.50            92,374       1.4 years           11.50          92,374           11.50
          $10.00 to $11.28            53,208       2.1 years           10.23          53,208           10.23
                    $13.50            61,648       3.0 years           13.50          60,364           13.50
          $23.00 to $29.25            97,850       4.0 years           23.08          67,089           23.13
          $33.31 to $37.31           111,276       5.0 years           33.36          51,070           33.40
          $36.63 to $41.18           117,007       6.0 years           37.45          24,835           37.40
          $38.94 to $48.13           143,250       7.0 years           43.65           3,500           38.94
                                ------------                                    ------------
           $3.64 to $48.13           738,990       4.3 years           26.08         414,817           16.48
                                ============                                    ============



The tax benefit to the Company from the exercise of stock options, a reduction of the Company's income tax payable, was $6,303,873, $600,045 and $589,133 for 1999, 1998 and 1997, respectively.

The Company also maintains a Stock Bonus Plan whereby for each ten years of continuous employment with the Company each employee who does not participate in one of the Company's stock option plans receives 100 shares of common stock. In 1999, 1998 and 1997, the Company committed to issue 4,500, 3,200 and 5,100 shares, respectively, which resulted in compensation charges of $353,149, $203,500 and $305,038, respectively. The shares are issued in the year following the year in which they are earned.


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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of December 31, 1999, 1998 and 1997, or for the years then ended:



                                   Connector        Venting
             1999                   Products        Products        All Other        Total
------------------------------    ------------    ------------    ------------    ------------

Net sales                         $260,943,000    $ 67,497,000    $          -    $328,440,000
Income from operations              51,902,000      10,628,000          21,000      62,551,000
Depreciation and amortization        8,895,000       1,867,000         100,000      10,862,000
Capital expenditures and
  acquisitions                      21,642,000       1,930,000               -      23,572,000
Total assets                       148,328,000      38,828,000      60,098,000     247,254,000


                                   Connector        Venting
             1998                   Products        Products        All Other        Total
------------------------------    ------------    ------------    ------------    ------------

Net sales                         $220,319,000    $ 58,762,000    $          -    $279,081,000
Income from operations              42,674,000       8,709,000        (153,000)     51,230,000
Depreciation and amortization        6,738,000       1,417,000         103,000       8,258,000
Capital expenditures and
  acquisitions                      11,509,000       8,548,000               -      20,057,000
Total assets                       115,507,000      35,095,000      40,998,000     191,600,000


                                   Connector        Venting
             1997                   Products        Products        All Other        Total
------------------------------    ------------    ------------    ------------    ------------

Net sales                         $190,553,000    $ 55,521,000    $          -    $246,074,000
Income from operations              34,344,000       9,187,000        (207,000)     43,324,000
Depreciation and amortization        5,472,000       1,094,000         146,000       6,712,000
Capital expenditures and
  acquisitions                      22,778,000       3,102,000           4,000      25,884,000
Total assets                        98,069,000      30,032,000      22,664,000     150,765,000



Cash collected by the Company's subsidiaries is routinely transferred into the Company's cash management accounts, and therefore, has been included in the total assets of the segment entitled "All Other." Cash and short-term investment balances in this segment were approximately $53,682,000, $36,433,000 and $18,096,000 as of December 31, 1999, 1998 and 1997,
respectively.

The following table illustrates how the Company's net sales and long-lived assets are distributed geographically as of December 31, 1999, 1998 and 1997, or for the years then ended.



                              1999                            1998                            1997
                  ----------------------------    ----------------------------    ----------------------------
                      Net          Long-Lived         Net          Long-Lived         Net          Long-Lived
                     Sales           Assets          Sales           Assets          Sales           Assets
                  ------------    ------------    ------------    ------------    ------------    ------------

United States     $310,300,000    $ 55,097,000    $265,201,000    $ 50,753,000    $233,596,000    $ 38,027,000
Other countries     18,140,000      15,105,000      13,880,000       6,891,000      12,478,000       7,639,000
                  ------------    ------------    ------------    ------------    ------------    ------------
                  $328,440,000    $ 70,202,000    $279,081,000    $ 57,644,000    $246,074,000    $ 45,666,000
                  ============    ============    ============    ============    ============    ============



Net sales and long-lived assets are attributable to the country where the operations are located.

In 1999, revenues from a single customer exceeded 10% of the Company's total revenues. Revenues from this customer were approximately $35,784,000 and were attributable mostly to the Connector segment.


                                                           SCHEDULE II

            SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES

                   VALUATION AND QUALIFYING ACCOUNTS
          for the years ended December 31, 1999, 1998 and 1997

              Column A                    Column B                Column C                Column D        Column E
                                                                  Additions
                                                        ----------------------------
                                                          Charged         Charged
                                         Balance at       to Costs        to Other                        Balance
                                         Beginning          and          Accounts -                        at End
           Classification                 of Year         Expenses       Write-offs      Deductions       of Year
------------------------------------    ------------    ------------    ------------    ------------    ------------

YEAR ENDED DECEMBER 31, 1999
  Allowance for doubtful accounts       $  1,173,656    $    646,236    $          -    $    616,745    $  1,203,147
  Allowance for obsolete inventory           944,331         967,074               -         269,659       1,641,746

YEAR ENDED DECEMBER 31, 1998
  Allowance for doubtful accounts          1,539,691         767,339               -       1,133,374       1,173,656
  Allowance for obsolete inventory           742,578         212,334               -          10,581         944,331

YEAR ENDED DECEMBER 31, 1997
  Allowance for doubtful accounts          1,108,950       1,010,012               -         579,271       1,539,691
  Allowance for obsolete inventory           648,881         220,000               -         126,303         742,578


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 16, 2000, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 1999, which will set forth certain information with respect to the directors and executive officers of the Registrant and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 16, 2000, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 1999, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 16, 2000, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 1999, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 16, 2000, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 1999, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

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


Dated:  March 28, 2000                  SIMPSON MANUFACTURING CO., INC.
        --------------                  ----------------------------------
                                                   (Registrant)


                                    By  /s/ Stephen B. Lamson
                                        ----------------------------------
                                                Stephen B. Lamson
                                             Chief Financial Officer
                                           and Duly Authorized Officer
                                                of the Registrant


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

        Signature                       Title                    Date
-------------------------    ---------------------------    --------------

Chief Executive Officer:

/s/ Thomas J Fitzmyers       President, Chief Executive     March 28, 2000
-------------------------    Officer and Director
   (Thomas J Fitzmyers)

Chief Financial Officer:

/s/ Stephen B. Lamson        Chief Financial Officer,       March 28, 2000
-------------------------    Secretary and Director
   (Stephen B. Lamson)


Directors:

/s/ Barclay Simpson          Chairman of the Board          March 28, 2000
-------------------------
    (Barclay Simpson)


/s/ Earl F. Cheit            Director                       March 28, 2000
-------------------------
     (Earl F. Cheit)


/s/ Peter N. Louras          Director                       March 28, 2000
-------------------------
    (Peter N. Louras)


/s/ Sunne Wright McPeak      Director                       March 28, 2000
-------------------------
  (Sunne Wright McPeak)


/s/ Barry Lawson Williams    Director                       March 28, 2000
-------------------------
 (Barry Lawson Williams)