Form 10-Q
period 2000-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2000-05-15
CIK 920371

>
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended:  March 31, 2000
                                 --------------

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

  The number of shares of the Registrant's Common Stock outstanding as of March 31, 2000: 12,025,423
                 ----------

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

              SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    March 31,
                                          ----------------------------
                                                   (Unaudited)            December 31,
                                              2000            1999            1999
                                          ------------    ------------    ------------
              ASSETS
Current assets
  Cash and cash equivalents               $ 45,551,211    $ 33,642,222    $ 54,509,610
  Trade accounts receivable, net            52,893,480      44,724,610      42,420,223
  Inventories                               78,380,347      59,564,149      72,751,245
  Deferred income taxes                      5,102,306       4,046,027       4,745,534
  Other current assets                       2,156,309       1,713,334       1,323,215
                                          ------------    ------------    ------------
    Total current assets                   184,083,653     143,690,342     175,749,827

Property, plant and equipment, net          60,662,207      56,557,645      61,143,524
Investments                                    363,646         514,155         374,455
  Other noncurrent assets                   12,255,670       3,048,198       9,986,187
                                          ------------    ------------    ------------
      Total assets                        $257,365,176    $203,810,340    $247,253,993
                                          ============    ============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable and current
    portion of long-term debt             $    487,549    $    327,477    $    349,541
  Trade accounts payable                    10,192,763      12,371,463      12,780,621
  Accrued liabilities                        7,436,206       5,223,706       7,819,155
  Income taxes payable                       7,482,869       5,356,866       3,362,254
  Accrued profit sharing
   trust contributions                       1,135,525       4,128,707       3,504,286
  Accrued cash profit sharing
   and commissions                           4,808,670       3,732,724       4,531,861
  Accrued workers' compensation              1,445,764         879,272       1,345,764
                                          ------------    ------------    ------------
    Total current liabilities               32,989,346      32,020,215      33,693,482

Long-term debt, net of current portion       2,398,651       2,557,020       2,414,562
Deferred income taxes and long-term
 liabilities                                   423,932         434,607         556,783
                                          ------------    ------------    ------------
    Total liabilities                       35,811,929      35,011,842      36,664,827
                                          ------------    ------------    ------------

Minority interest in consolidated
 subsidiaries                                1,804,040               -               -
                                          ------------    ------------    ------------

Commitments and contingencies (Notes 5 and 6)

Stockholders' equity
  Common stock                              44,901,418      33,871,198      44,716,488
  Retained earnings                        175,733,364     135,638,611     166,457,600
  Accumulated other comprehensive income      (885,575)       (711,311)       (584,922)
                                          ------------    ------------    ------------
    Total stockholders' equity             219,749,207     168,798,498     210,589,166
                                          ------------    ------------    ------------
      Total liabilities and
       stockholders' equity               $257,365,176    $203,810,340    $247,253,993
                                          ============    ============    ============



       The accompanying notes are an integral part of these condensed consolidated financial statements.

             Simpson Manufacturing Co., Inc. and Subsidiaries
              Condensed Consolidated Statements of Operations
                                (Unaudited)



                                                            Three Months Ended
                                                                March 31,
                                                       ----------------------------
                                                           2000            1999
                                                       ------------    ------------
Net sales                                              $ 84,615,539    $ 74,661,590
Cost of sales                                            50,800,161      46,212,976
                                                       ------------    ------------
    Gross profit                                         33,815,378      28,448,614
                                                       ------------    ------------

Operating expenses:
  Selling                                                 8,553,122       7,897,807
  General and administrative                             10,648,327       8,121,761
                                                       ------------    ------------
                                                         19,201,449      16,019,568
                                                       ------------    ------------

    Income from operations                               14,613,929      12,429,046

Interest income, net                                        643,875         348,357
                                                       ------------    ------------

    Income before income taxes                           15,257,804      12,777,403

Provision for income taxes                                6,178,000       5,129,000
Minority interest                                          (195,960)              -
                                                       ------------    ------------
    Net income                                         $  9,275,764    $  7,648,403
                                                       ============    ============


Net income per common share
  Basic                                                $       0.77    $       0.66
  Diluted                                              $       0.76    $       0.63

Number of shares outstanding
  Basic                                                  12,020,446      11,580,828
  Diluted                                                12,277,453      12,093,225



             Simpson Manufacturing Co., Inc. and Subsidiaries
         Condensed Consolidated Statements of Comprehensive Income
                                (Unaudited)


                                                            Three Months Ended
                                                                March 31,
                                                       ----------------------------
                                                           2000            1999
                                                       ------------    ------------

Net income                                             $  9,275,764    $  7,648,403

Other comprehensive income, net of tax:
  Foreign currency translation adjustments                 (300,653)       (279,621)
                                                       ------------    ------------
Comprehensive income                                   $  8,975,111    $  7,368,782
                                                       ============    ============




       The accompanying notes are an integral part of these condensed consolidated financial statements.

             Simpson Manufacturing Co., Inc. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)



                                                            Three Months Ended
                                                                March 31,
                                                       ----------------------------
                                                           2000            1999
                                                       ------------    ------------
Cash flows from operating activities
  Net income                                           $  9,275,764    $  7,648,403
                                                       ------------    ------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Gain on sale of capital equipment                        (1,700)        (20,219)
    Depreciation and amortization                         3,248,640       2,540,621
    Minority interest                                      (195,960)              -
    Deferred income taxes and long-term liabilities        (480,718)       (392,970)
    Changes in operating assets and liabilities,
      net of effects of acquisitions:
      Trade accounts receivable                         (10,571,756)    (10,824,803)
      Inventories                                        (5,721,118)     (3,281,486)
      Trade accounts payable                             (2,519,618)        610,226
      Income taxes payable                                4,179,992       3,959,444
      Accrued profit sharing trust contributions         (2,367,051)        955,345
      Accrued cash profit sharing and commissions           276,818        (287,082)
      Other current assets                                 (868,559)       (430,522)
      Accrued liabilities                                  (356,846)       (367,586)
      Accrued workers' compensation                         100,000               -
      Other noncurrent assets                              (623,264)         57,966
                                                       ------------    ------------
        Total adjustments                               (15,901,140)     (7,481,066)
                                                       ------------    ------------

        Net cash provided by (used in)
         operating activities                            (6,625,376)        167,337
                                                       ------------    ------------

Cash flows from investing activities
  Capital expenditures                                   (2,548,553)     (4,064,037)
  Asset acquisitions, net of cash acquired                  (54,698)              -
  Proceeds from sale of equipment                             8,376          68,467
                                                       ------------    ------------
    Net cash used in investing activities                (2,594,875)     (3,995,570)
                                                       ------------    ------------

Cash flows from financing activities
  Issuance of debt                                          149,785               -
  Repayment of debt                                         (15,551)        (11,389)
  Issuance of common stock                                  127,618          79,394
                                                       ------------    ------------
    Net cash provided by financing activities               261,852          68,005
                                                       ------------    ------------

      Net decrease in cash and cash equivalents          (8,958,399)     (3,760,228)
Cash and cash equivalents at beginning of period         54,509,610      37,402,450
                                                       ------------    ------------
Cash and cash equivalents at end of period             $ 45,551,211    $ 33,642,222
                                                       ============    ============



       The accompanying notes are an integral part of these condensed consolidated financial statements.

             Simpson Manufacturing Co., Inc. and Subsidiaries
           Notes to Condensed Consolidated Financial Statements


1.  Basis of Presentation

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles have been condensed or omitted. These interim statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Simpson Manufacturing Co., Inc.'s (the "Company's") 1999 Annual Report on Form 10-K (the "1999 Annual Report").

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

The following is a reconciliation of basic earnings per share ("EPS") to diluted EPS:



                                       Three Months Ended                  Three Months Ended
                                         March 31, 2000                      March 31, 1999
                               ----------------------------------  ----------------------------------
                                                            Per                                 Per
                                  Income        Shares     Share      Income        Shares     Share
                               ------------  ------------  ------  ------------  ------------  ------
Basic EPS
Income available to
  common stockholders          $  9,275,764    12,020,446  $ 0.77  $  7,648,403    11,580,828  $ 0.66

Effect of Dilutive Securities
Stock options                             -       257,007   (0.01)            -       512,397   (0.03)
                               ------------  ------------  ------  ------------  ------------  ------

Diluted EPS
Income available to
  common stockholders          $  9,275,764    12,277,453  $ 0.76  $  7,648,403    12,093,225  $ 0.63
                               ============  ============  ======  ============  ============  ======


2.  Trade Accounts Receivable

Trade accounts receivable consist of the following:


                                                  At March 31,
                                          ----------------------------
                                                   (Unaudited)           At December 31,
                                              2000            1999            1999
                                          ------------    ------------    ------------
Trade accounts receivable                 $ 54,461,542    $ 46,501,014    $ 43,952,137
Allowance for doubtful accounts             (1,088,601)     (1,326,334)     (1,203,147)
Allowance for sales discounts                 (479,461)       (450,070)       (328,767)
                                          ------------    ------------    ------------
                                          $ 52,893,480    $ 44,724,610    $ 42,420,223
                                          ============    ============    ============



3.  Inventories

The components of inventories consist of the following:


                                                  At March 31,
                                          ----------------------------
                                                   (Unaudited)           At December 31,
                                              2000            1999            1999
                                          ------------    ------------    ------------
Raw materials                             $ 24,432,755    $ 19,372,470    $ 22,816,584
In-process products                          8,664,328       5,256,131       7,593,038
Finished products                           45,283,264      34,935,548      42,341,623
                                          ------------    ------------    ------------
                                          $ 78,380,347    $ 59,564,149    $ 72,751,245
                                          ============    ============    ============



Approximately 88% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of LIFO and are subject to adjustment based upon final year-end inventory amounts. At March 31, 2000, and December 31, 1999, LIFO cost exceeded the replacement value of LIFO inventories by approximately $1,482,000 and $1,503,000, respectively. At March 31, 1999, the replacement value of LIFO inventories exceeded LIFO cost by approximately $284,000.

4.  Net Property, Plant and Equipment

Net property, plant and equipment consists of the following:


                                                  At March 31,
                                          ----------------------------
                                                   (Unaudited)           At December 31,
                                              2000            1999            1999
                                          ------------    ------------    ------------
Land                                      $  4,311,743    $  3,891,519    $  4,316,015
Buildings and site improvements             26,715,204      25,675,093      26,724,935
Leasehold improvements                       3,938,741       3,448,358       3,942,613
Machinery and equipment                     81,968,262      67,015,178      81,147,265
                                          ------------    ------------    ------------
                                           116,933,950     100,030,148     116,130,828
Less accumulated depreciation
 and amortization                          (61,783,333)    (51,851,356)    (58,949,908)
                                          ------------    ------------    ------------
                                            55,150,617      48,178,792      57,180,920
Capital projects in progress                 5,511,590       8,378,853       3,962,604
                                          ------------    ------------    ------------
                                          $ 60,662,207    $ 56,557,645    $ 61,143,524
                                          ============    ============    ============



5.  Debt

Outstanding debt at March 31, 2000 and 1999, and December 31, 1999, and the available credit at March 31, 2000, consisted of the following:



                                                                        Debt Outstanding
                                            Available     --------------------------------------------
                                            Credit at             at March 31,                 at
                                            March 31,     ----------------------------    December 31,
                                              2000            2000            1999            1999
                                          ------------    ------------    ------------    ------------
Revolving line of credit, interest
  at bank's reference rate (at March
  31, 2000, the bank's reference rate
  was 9.00%), expires June 2000           $ 12,466,545    $          -    $          -    $          -

Revolving term commitment, interest
  at bank's prime rate (at March 31,
  2000, the bank's prime rate was
  9.00%), expires June 2000                  8,616,628               -               -               -

Revolving line of credit, interest
  rate at the bank's base rate of
  interest plus 2%, expires July 2000          398,979               -               -               -

Term loan, fixed interest rate
  of 5.3%, expires September 2006                    -         148,651               -         164,562

Standby letter of credit facilities          1,916,828               -               -               -

Term loan, interest at LIBOR plus
  1.375% (at March 31, 2000, LIBOR
  plus 1.375% was 7.2938%), expires
  May 2008                                           -       2,550,000       2,850,000       2,550,000

Other notes payable and long-term debt               -         187,549          34,497          49,541
                                          ------------    ------------    ------------    ------------
                                            23,398,980       2,886,200       2,884,497       2,764,103
Less current portion                                 -        (487,549)       (327,477)       (349,541)
                                          ------------    ------------    ------------    ------------
                                            23,398,980    $  2,398,651    $  2,557,020    $  2,414,562
                                                          ============    ============    ============
Standby letters of credit issued
 and outstanding                           (1,916,828)
                                          ------------
                                          $ 21,482,152
                                          ============


As of March 31, 2000, the Company had three outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $1,166,748, are used to support the Company's self-insured workers' compensation insurance requirements. These letters of credit were increased to an aggregate amount of $1,710,324 in April 2000. The third, in the amount of $750,080, is used to guarantee performance on the Company's leased facility in the United Kingdom. Other notes payable represent debt associated with foreign businesses.


6.  Commitments and Contingencies

Note 9 to the consolidated financial statements in the Company's 1999 Annual Report provides information concerning commitments and contingencies. From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.


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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the three months ended:



                                                            Three Months Ended
                                                                March 31,
                                                       ----------------------------
                                                           2000            1999
                                                       ------------    ------------
Net Sales
  Connector products                                   $ 69,515,000    $ 59,839,000
  Venting products                                       15,101,000      14,823,000
                                                       ------------    ------------
    Total                                              $ 84,616,000    $ 74,662,000
                                                       ============    ============

Income from Operations
  Connector products                                   $ 12,602,000    $ 10,276,000
  Venting products                                        2,081,000       2,132,000
  All other                                                 (69,000)         21,000
                                                       ------------    ------------
    Total                                              $ 14,614,000    $ 12,429,000
                                                       ============    ============

                                                               At March 31,
                                                       ----------------------------
                                                           2000            1999
                                                       ------------    ------------
Total Assets
  Connector products                                   $166,045,000    $128,957,000
  Venting products                                       42,462,000      37,147,000
  All other                                              48,858,000      37,706,000
                                                       ------------    ------------
    Total                                              $257,365,000    $203,810,000
                                                       ============    ============



Cash collected by the Company's subsidiaries is routinely transferred into the Company's cash management accounts and, therefore, has been included in the total assets of the segment entitled "All other." Cash and cash equivalent balances in this segment were approximately $41,172,000 and $32,573,000 as of March 31, 2000 and 1999, respectively.

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


The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 2000 and 1999. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.


Results of Operations for the Three Months Ended March 31, 2000, Compared with the Three Months Ended March 31, 1999

Net sales increased 13.3% in the first quarter of 2000 as compared to the first quarter of 1999. Most of the sales growth occurred domestically, particularly in California. International sales also contributed to the increase, due in large part to the acquisition of Furfix Products Limited in the third quarter of 1999. Simpson Strong-Tie's first quarter sales increased 16.2% over the same quarter last year, while Simpson Dura-Vent's sales increased 1.9%. Contractor distributors were the fastest growing connector sales channel. The sales increase was broad based across most of Simpson Strong-Tie's major product lines. The Strong-Wall and Anchoring Systems products had the highest growth rates in sales. Sales of Simpson Dura-Vent's Direct-Vent and chimney product lines increased compared to the first quarter of 1999, while its other product lines declined slightly relative to the first quarter of 1999.

Income from operations increased 17.6% from $12,429,046 in the first quarter of 1999 to $14,613,929 in the first quarter of 2000 as a result of higher sales and gross margins. Gross margins increased from 38.1% in the first quarter of 1999 to 40.0% in the first quarter of 2000 primarily due to better absorption of fixed overhead costs as a result of the increased production. Selling expenses increased 8.3% from $7,897,807 in the first quarter of 1999 to $8,553,122 in the first quarter of 2000. The increase was primarily due to higher personnel costs, particularly those associated with the increase in the number of sales and merchandising personnel. General and administrative expenses increased 31.1% from $8,121,761 in the first quarter of 1999 to $10,648,327 in the first quarter of 2000 primarily due to increased cash profit sharing resulting from higher operating income, and higher personnel and other administrative overhead costs, including those associated with the operation of Keybuilder.com, LLC ("Keybuilder.com"). Keybuilder.com is a joint venture 60% owned by the Company and 40% owned by Keymark Enterprises, Inc. ("Keymark"), a software developer based in Boulder, Colorado. The effective tax rate was 40.0%, after adding back the minority interest to income before income taxes, in the first quarter of 2000, a slight decrease from 40.1% in the first quarter of 1999.

A large homebuilder has signed a letter of intent to investigate the feasibility of investing in Keybuilder.com. Keybuilder.com was formed to develop and market precise residential construction information accessible over the internet by architects, engineers, building material suppliers, and subcontractors. The Company has consolidated Keybuilder.com's losses for the quarter ended March 31, 2000, in its financial statements, net of Keymark's minority interest.


Liquidity and Sources of Capital

As of March 31, 2000, working capital was $151.1 million as compared to $111.7 million at March 31, 1999, and $142.1 million at December 31, 1999. The principal components of the increase in working capital from December 31, 1999, were increases in the Company's trade accounts receivable and inventories totaling approximately $16.1 million, primarily due to higher sales levels and seasonal buying programs. In addition, trade accounts payable and accrued profit sharing trust contributions, primarily due to an early payment of the Company's 1999 trust obligation, decreased by an aggregate of approximately $5.0 million. Offsetting these increases was an increase in income taxes payable of approximately $4.1 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change and changes in noncurrent assets and liabilities combined with net income and noncash expenses, primarily depreciation and amortization, totaling approximately $12.5 million, resulted in net cash used in operating activities of approximately $6.6 million. As of March 31, 2000, the Company had unused credit facilities available of approximately $21.5 million.

The Company used approximately $2.6 million in its investing activities, primarily to purchase the capital equipment and property needed to expand its capacity. The Company plans to continue this expansion throughout the remainder of the year and into 2001.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements, will be sufficient for the Company's working capital needs and planned capital expenditures through the remainder of 2000 and into 2001. Depending on the Company's future growth, it may become necessary to secure additional sources of financing.

The Company believes that the effect of inflation on the Company has not been material in recent years, as inflation rates have remained relatively low.

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


      EXHIBIT
        NO                              DESCRIPTION
      -------     ------------------------------------------------------

       10.1       Office Building Lease, dated April 21, 2000, between
                  Koll Dublin Corporate Center, L.P., a Delaware limited partnership, and Simpson Manufacturing Co., Inc., a
                  Delaware corporation.
       10.2       Operating Agreement for Keybuilder.com, LLC, a
                  California limited liability company, dated March 6, 2000.
       11.        Statements re computation of earnings per share

b.  Reports on Form 8-K
                  No reports on Form 8-K were filed during the quarter for which this report is filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Simpson Manufacturing Co., Inc.
                                           -------------------------------
                                                    (Registrant)


DATE:  MAY 15, 2000                   By:  /s/Stephen B. Lamson
       ------------                        -------------------------------
                                                  Stephen B. Lamson
                                               Chief Financial Officer