Form 10-Q
period 2000-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2000-08-11
CIK 920371

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended:  June 30, 2000
                                 -------------

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

The number of shares of the Registrant's Common Stock outstanding as of June 30, 2000: 12,057,456
                ----------

PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                  SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS




                                                    June 30,
                                          ----------------------------
                                                   (Unaudited)            December 31,
                                              2000            1999            1999
                                          ------------    ------------    ------------
            ASSETS
Current assets
Cash and cash equivalents                 $ 52,719,098    $ 37,215,287    $ 54,509,610
Trade accounts receivable, net              57,796,725      52,597,778      42,420,223
Inventories                                 78,996,134      65,046,804      72,751,245
Deferred income taxes                        5,106,942       4,119,507       4,745,534
Other current assets                         2,590,724       2,635,866       1,323,215
                                          ------------    ------------    ------------
  Total current assets                     197,209,623     161,615,242     175,749,827

Property, plant and equipment, net          60,525,647      58,712,214      61,143,524
Investments                                    376,032         503,346         374,455
Other noncurrent assets                     11,614,646       3,161,456       9,986,187
                                          ------------    ------------    ------------
      Total assets                        $269,725,948    $223,992,258    $247,253,993
                                          ============    ============    ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable and current
   portion of long-term debt              $    479,854    $    499,154    $    349,541
  Trade accounts payable                    14,167,384      16,211,194      12,780,621
  Accrued liabilities                        7,790,093       6,328,264       7,819,155
  Income taxes payable                       2,484,249               -       3,362,254
  Accrued profit sharing trust
   contributions                             2,109,614       5,095,397       3,504,286
  Accrued cash profit sharing and
   commissions                               6,301,610       5,709,060       4,531,861
  Accrued workers' compensation              1,395,764         579,272       1,345,764
                                          ------------    ------------    ------------
    Total current liabilities               34,728,568      34,422,341      33,693,482

Long-term debt, net of current portion       2,238,300       2,429,526       2,414,562
Deferred income taxes and long-term
 liabilities                                   388,465         367,194         556,783
                                          ------------    ------------    ------------
    Total liabilities                       37,355,333      37,219,061      36,664,827
                                          ------------    ------------    ------------

Minority interest in consolidated
 subsidiaries                                1,309,163               -               -

Commitments and contingencies (Notes 5 and 6)

Stockholders' equity
  Common stock                              45,801,157      41,885,081      44,716,488
  Retained earnings                        187,057,546     145,711,367     166,457,600
  Accumulated other comprehensive income    (1,797,251)       (823,251)       (584,922)
                                          ------------    ------------    ------------
    Total stockholders' equity             231,061,452     186,773,197     210,589,166
                                          ------------    ------------    ------------
      Total liabilities and
       stockholders' equity               $269,725,948    $223,992,258    $247,253,993
                                          ============    ============    ============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   Simpson Manufacturing Co., Inc. and Subsidiaries Condensed Consolidated Statements of Operations
                                     (Unaudited)


                                             Three Months Ended               Six Months Ended
                                                  June 30,                        June 30,
                                        ----------------------------    ----------------------------
                                            2000            1999            2000            1999
                                        ------------    ------------    ------------    ------------


Net sales                               $ 97,825,539    $ 83,752,743    $182,441,078    $158,414,333
Cost of sales                             58,657,998      49,088,742     109,458,160      95,301,719
                                        ------------    ------------    ------------    ------------
Gross profit                              39,167,541      34,664,001      72,982,918      63,112,614
                                        ------------    ------------    ------------    ------------

Operating expenses:
Selling                                    9,728,488       8,041,724      18,281,610      15,939,530
General and administrative                11,647,056       9,999,710      22,295,382      18,121,471
                                        ------------    ------------    ------------    ------------
                                          21,375,544      18,041,434      40,576,992      34,061,001
                                        ------------    ------------    ------------    ------------

Income from operations                    17,791,997      16,622,567      32,405,926      29,051,613

Interest income, net                         623,308         255,190       1,267,183         603,546

Income before income taxes                18,415,305      16,877,757      33,673,109      29,655,159

Provision for income taxes                 7,586,000       6,805,000      13,764,000      11,934,000
Minority interest                           (494,877)              -        (690,837)              -
                                        ------------    ------------    ------------    ------------

Net income                              $ 11,324,182    $ 10,072,757    $ 20,599,946    $ 17,721,159
                                        ============    ============    ============    ============

Net income per common share
Basic                                   $       0.94    $       0.86    $       1.71    $       1.52
Diluted                                 $       0.92    $       0.82    $       1.67    $       1.46

Number of shares outstanding
Basic                                     12,042,289      11,779,256      12,031,367      11,680,581
Diluted                                   12,318,850      12,225,229      12,300,179      12,165,456



                   Simpson Manufacturing Co., Inc. and Subsidiaries
               Condensed Consolidated Statements of Comprehensive Income
                                     (Unaudited)


                                             Three Months Ended               Six Months Ended
                                                  June 30,                        June 30,
                                        ----------------------------    ----------------------------
                                            2000            1999            2000            1999
                                        ------------    ------------    ------------    ------------

Net income                              $ 11,324,182    $ 10,072,757    $ 20,599,946    $ 17,721,159

Other comprehensive income, net of tax:
Foreign currency translation
 adjustments                                (911,676)       (111,940)     (1,212,329)       (391,561)
                                        ------------    ------------    ------------    ------------

Comprehensive income                    $ 10,412,506    $  9,960,817    $ 19,387,617    $ 17,329,598
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

                  Simpson Manufacturing Co., Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)



                                                           Three Months Ended
                                                                June 30,
                                                      ----------------------------
                                                          2000            1999
                                                      ------------    ------------

Cash flows from operating activities
Net income                                            $ 20,599,946    $ 17,721,159
                                                      ------------    ------------
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sale of capital equipment                          (23,305)        (53,246)
Depreciation and amortization                            6,540,727       5,163,600
Minority interest                                         (690,837)              -
Deferred income taxes and long-term liabilities           (519,752)       (533,863)
Equity in income of affiliates                             (23,195)              -
Noncash compensation related to stock plans                196,875         119,800
Changes in operating assets and liabilities, net of
effects of acquisitions:
Trade accounts receivable                              (15,666,996)    (18,779,983)
Inventories                                             (6,574,584)     (8,834,387)
Trade accounts payable                                   1,545,104       4,449,957
Income taxes payable                                      (459,313)      3,119,596
Accrued profit sharing trust contributions              (1,390,046)      1,922,035
Accrued cash profit sharing and commissions              1,769,901       1,689,254
Other current assets                                    (1,405,366)     (1,353,052)
Accrued liabilities                                          2,938         736,973
Accrued workers' compensation                               50,000        (300,000)
Other noncurrent assets                                   (703,981)       (137,421)
                                                      ------------    ------------
Total adjustments                                      (17,351,830)    (12,790,737)
                                                      ------------    ------------

Net cash provided by operating activities                3,248,116       4,930,422

Cash flows from investing activities
Capital expenditures                                    (5,470,975)     (8,857,824)
Asset acquisitions, net of cash acquired                   (74,186)              -
Proceeds from sale of equipment                             66,081         250,989
                                                      ------------    ------------
Net cash used in investing activities                   (5,479,080)     (8,606,835)
                                                      ------------    ------------

Cash flows from financing activities
Issuance of debt                                           149,054         204,624
Repayment of debt                                         (180,558)       (171,830)
Issuance of common stock                                   471,956       3,456,456
                                                      ------------    ------------
Net cash provided by financing activities                  440,452       3,489,250
                                                      ------------    ------------

Net decrease in cash and cash equivalents               (1,790,512)       (187,163)
Cash and cash equivalents at beginning of period        54,509,610      37,402,450
                                                      ------------    ------------
Cash and cash equivalents at end of period            $ 52,719,098    $ 37,215,287
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

The following is a reconciliation of basic earnings per share ("EPS") to diluted EPS:



                                       Three Months Ended                  Three Months Ended
                                         June 30, 2000                       June 30, 1999
                               ----------------------------------  ----------------------------------
                                                            Per                                 Per
                                  Income        Shares     Share      Income        Shares     Share
                               ------------  ------------  ------  ------------  ------------  ------
Basic EPS
Income available to
 common stockholders           $ 11,324,182   12,042,289   $ 0.94  $ 10,072,757    11,779,256  $ 0.86

Effect of Dilutive Securities
Stock options                             -       276,561   (0.02)            -       445,973   (0.04)
                               ------------  ------------  ------  ------------  ------------  ------

Diluted EPS
Income available to
 common stockholders           $ 11,324,182    12,318,850  $ 0.92  $ 10,072,757    12,225,229  $ 0.82
                               ============  ============  ======  ============  ============  ======



                                       Three Months Ended                  Three Months Ended
                                         June 30, 2000                       June 30, 1999
                               ----------------------------------  ----------------------------------
                                                            Per                                 Per
                                  Income        Shares     Share      Income        Shares     Share
                               ------------  ------------  ------  ------------  ------------  ------
Basic EPS
Income available to
 common stockholders           $ 20,599,946    12,031,367  $ 1.71  $ 17,721,159    11,680,581  $ 1.52

Effect of Dilutive Securities
Stock options                             -       268,812   (0.04)            -       484,875   (0.06)
                               ------------  ------------  ------  ------------  ------------  ------

Diluted EPS
Income available to
 common stockholders           $ 20,599,946    12,300,179  $ 1.67  $ 17,721,159    12,165,456  $ 1.46
                               ============  ============  ======  ============  ============  ======



2.  Trade Accounts Receivable

Trade accounts receivable consist of the following:



                                                  At June 30,
                                          ----------------------------         At
                                                   (Unaudited)            December 31,
                                              2000            1999            1999
                                          ------------    ------------    ------------

Trade accounts receivable                 $ 59,580,474    $ 54,677,589    $ 43,952,137
Allowance for doubtful accounts             (1,054,367)     (1,341,765)     (1,203,147)
Allowance for sales discounts                 (729,382)       (738,046)       (328,767)
                                          ------------    ------------    ------------
                                          $ 57,796,725    $ 52,597,778    $ 42,420,223
                                          ============    ============    ============



3.	Inventories

The components of inventories consist of the following:



                                                  At June 30,
                                          ----------------------------         At
                                                   (Unaudited)            December 31,
                                              2000            1999            1999
                                          ------------    ------------    ------------
Raw materials                             $ 23,715,241    $ 19,632,599    $ 22,816,584
In-process products                          8,487,815       6,646,652       7,593,038
Finished products                           46,793,078      38,767,553      42,341,623
                                          ------------    ------------    ------------
                                          $ 78,996,134    $ 65,046,804    $ 72,751,245
                                          ============    ============    ============



Approximately 88% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of LIFO and are subject to adjustment based upon final year-end inventory amounts. At June 30, 2000, and December 31, 1999, LIFO cost exceeded the replacement value of LIFO inventories by approximately $1,308,000 and $1,503,000, respectively. At June 30, 1999, the replacement value of LIFO inventories exceeded LIFO cost by approximately $79,000.

4.  Net Property, Plant and Equipment

Net property, plant and equipment consists of the following:



                                                  At June 30,
                                          ----------------------------         At
                                                   (Unaudited)            December 31,
                                              2000            1999            1999
                                          ------------    ------------    ------------
Land                                      $  4,455,289    $  4,216,519    $  4,316,015
Buildings and site improvements             27,617,579      26,721,362      26,724,935
Leasehold improvements                       3,928,022       3,666,600       3,942,613
Machinery and equipment                     83,207,212      68,494,297      81,147,265
                                          ------------    ------------    ------------
                                           119,208,102     103,098,778     116,130,828
Less accumulated depreciation
 and amortization                          (64,364,589)    (53,788,748)    (58,949,908)
                                          ------------    ------------    ------------
                                            54,843,513      49,310,030      57,180,920
Capital projects in progress                 5,682,134       9,402,184       3,962,604
                                          ------------    ------------    ------------
                                          $ 60,525,647    $ 58,712,214    $ 61,143,524
                                          ============    ============    ============



5.  Debt

Outstanding debt at June 30, 2000 and 1999, and December 31, 1999, and the available credit at June 30, 2000, consisted of the following:



                                                                        Debt Outstanding
                                           Available      --------------------------------------------
                                           Credit at               at June 30,                 at
                                            June 30,      ----------------------------    December 31,
                                              2000            2000            1999            1999
                                          ------------    ------------    ------------    ------------


Revolving line of credit, interest
 at bank's reference rate (at June
 30, 2000, the bank's reference rate
 was 9.50%), expires November 2000        $ 12,231,203    $          -    $          -    $          -

Revolving term commitment, interest
 at bank's prime rate (at June 30,
 2000, the bank's prime rate less
 0.50% was 9.00%), expires June 2002         8,344,838               -               -               -

Revolving line of credit, interest
 rate at the bank's base rate of
 interest plus 2%, expires July 2001           379,593               -               -               -

Term loan, fixed interest rate
of 5.3%, expires September 2006                      -         143,766         157,403         164,562

Standby letter of credit facilities          2,423,959               -               -               -

Term loan, interest at LIBOR plus
 1.375% (at June 30, 2000, LIBOR plus
1.375% was 8.0200%), expires May 2008                -       2,400,000       2,700,000       2,550,000

Other notes payable and long-term debt               -         174,388          71,277          49,541
                                          ------------    ------------    ------------    ------------
                                            23,379,593       2,718,154       2,928,680       2,764,103
Less current portion                                 -        (479,854)       (499,154)       (349,541)
                                          ------------    ------------    ------------    ------------
                                            23,379,593    $  2,238,300    $  2,429,526    $  2,414,562
                                                          ============    ============    ============
Standby letters of credit issued
 and outstanding                            (2,423,959)
                                          ------------
                                          $ 20,955,634
                                          ============


As of June 30, 2000, the Company had three outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $1,710,324, are used to support the Company's self-insured workers' compensation insurance requirements. The third, in the amount of $713,635, is used to guarantee performance on the Company's leased facility in the United Kingdom. Other notes payable represent debt associated with foreign businesses.


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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the three and six months ended:



                                   Three Months Ended               Six Months Ended
                                        June 30,                        June 30,
                              ----------------------------    ----------------------------
                                  2000            1999            2000            1999
                              ------------    ------------    ------------    ------------
Net Sales
Connector products            $ 83,285,000    $ 68,544,000    $152,798,000    $128,382,000
Venting products                14,541,000      15,209,000      29,643,000      30,032,000
                              ------------    ------------    ------------    ------------
Total                         $ 97,826,000    $ 83,753,000    $182,441,000    $158,414,000
                              ============    ============    ============    ============

Income from Operations
Connector products            $ 16,034,000    $ 14,465,000    $ 28,635,000    $ 24,741,000
Venting products                 1,656,000       2,302,000       3,737,000       4,434,000
All other                          102,000        (144,000)         34,000        (123,000)
                              ------------    ------------    ------------    ------------
Total                         $ 17,792,000    $ 16,623,000    $ 32,406,000    $ 29,052,000
                              ============    ============    ============    ============



                                                                At June 30,
                                                        ----------------------------         At
                                                                 (Unaudited)            December 31,
                                                            2000            1999            1999
                                                        ------------    ------------    ------------
Total Assets
Connector products                                      $161,310,000    $134,806,000    $148,328,000
Venting products                                          51,750,000      46,479,000      38,828,000
All other                                                 56,666,000      42,707,000      60,098,000
                                                        ------------    ------------    ------------
Total                                                   $269,726,000    $223,992,000    $247,254,000
                                                        ============    ============    ============



Cash collected by the Company's subsidiaries is routinely transferred into the Company's cash management accounts and, therefore, has been included in the total assets of the segment entitled "All other." Cash and cash equivalent balances in this segment were approximately $49,147,000, $36,387,000 and $53,682,000 as of June 30, 2000 and 1999,
and December 31, 1999, respectively.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and six months ended June 30, 2000 and 1999. The following should be read in conjunction with the interim Condensed Consolidated
Financial Statements and related Notes appearing elsewhere herein.


Results of Operations for the Three Months Ended June 30, 2000,
Compared with the Three Months Ended June 30, 1999

Net sales increased 16.8% in the second quarter of 2000 as compared to the second quarter of 1999. Most of the sales growth occurred domestically, particularly in California. International sales also contributed to the increase, due in large part to the acquisition of Furfix Products Limited ("Furfix") in the third quarter of 1999. Simpson Strong-Tie's second quarter sales increased 21.5% over the same quarter last year, while Simpson Dura-Vent's sales decreased 4.4%. Contractor distributors and homecenters were the fastest growing connector sales channel. The sales increase was broad based across most of Simpson Strong-Tie's major product lines. Strong-Wall and Anchor Systems product lines had the highest growth rates in sales. Sales of Simpson Dura-Vent's Direct-Vent product line increased compared to the second quarter of 1999, while sales of its other product lines declined. Part of this decline can be attributed to high demand for wood burning appliances in 1999 resulting in a spike in sales of chimney products last year.

Income from operations increased 7.0% from $16,622,567 in the second quarter of 1999 to $17,791,997 in the second quarter of 2000 primarily as a result of higher sales. However, the increase related to sales was partially offset by lower gross margins. Gross margins decreased from 41.4% in the second quarter of 1999 to 40.0% in the second quarter of 2000 primarily due to higher product costs. These costs were offset somewhat by better absorption of fixed overhead costs resulting from the increased production. Selling expenses increased 21.0% from $8,041,724 in the second quarter of 1999 to $9,728,488 in the second quarter of 2000. The increase was primarily due to higher promotional expenses as well as higher personnel costs, particularly those associated with the increase in the number of sales and merchandising personnel. General and administrative expenses increased 16.5% from $9,999,710 in the second quarter of 1999 to $11,647,056 in the second quarter of 2000 primarily due to increased cash profit sharing expenses resulting from higher operating income, and higher personnel and other administrative overhead costs, including costs associated with the operation of Keybuilder.com LLC ("Keybuilder.com"), the Company's joint venture with Keymark Enterprises, Inc., ("Keymark") and those associated with Furfix. The effective tax rate was 41.2% in the second quarter of 2000, an increase from 40.3% in the second quarter of 1999.

Results of Operations for the Six Months Ended June 30, 2000,
Compared with the Six Months Ended June 30, 1999

Net sales increased 15.2% in the first half of 2000 as compared to the first half of 1999. Most of the sales growth occurred domestically, particularly in California. International sales also contributed to the increase, due in large part to the acquisition of Furfix in the third quarter of 1999. Simpson Strong-Tie's first half sales increased 19.0% over the same period last year, while Simpson Dura-Vent's sales decreased 1.3%. Contractor distributors were the fastest growing connector sales channel. The sales increase was broad based across most of Simpson Strong-Tie's major product lines. Strong-Wall and Anchor Systems product lines had the highest growth rates in sales. Sales of Simpson Dura-Vent's Direct-Vent product line increased compared to the first half of 1999, while sales of its other product lines declined. Part of this decline can be attributed to high demand for wood burning appliances in 1999 resulting in a spike in sales of chimney products last year.

Income from operations increased 11.5% from $29,051,613 in the first half of 1999 to $32,405,926 in the first half of 2000 primarily as a result of higher sales. Gross margins increased slightly from 39.8% in the first half of 1999 to 40.0% in the first half of 2000 primarily due to better absorption of fixed overhead costs as a result of the increased production. However, this was mostly offset by the increased product costs that occurred in the second quarter. Selling expenses increased 14.7% from $15,939,530 in the first half of 1999 to $18,281,610 in the first half of 2000. The increase was primarily due to higher promotional expenses as well as higher personnel costs, particularly those associated with the increase in the number of sales and merchandising personnel. General and administrative expenses increased 23.0% from $18,121,471 in the first half of 1999 to $22,295,382 in the first half of 2000 primarily due to increased cash profit sharing expenses resulting from higher operating income, and higher personnel and other administrative overhead costs, including costs associated with the operation of Keybuilder.com and with Furfix. The effective tax rate was 40.9% in the first half of 2000, an increase from 40.2% in the first half of 1999.

In November 1999, the Board of Directors authorized the Company, for a period of one year, to purchase up to $10 million of the Company's common stock. To date, no such purchases have been made.

In August 2000, Simpson Strong-Tie acquired the assets of Anchor Tiedown Systems, Inc ("ATS") for approximately $4.5 million in cash. ATS manufactures and distributes the MBR product line to anchor multi-story buildings using a threaded rod hold down system. The MBR system is complementary and additive to Simpson Strong-Tie's line of seismic hold down products.


Liquidity and Sources of Capital

As of June 30, 2000, working capital was $162.5 million as compared to $127.2 million at June 30, 1999, and $142.1 million at December 31, 1999. The principal components of the increase in working capital from December 31, 1999, were increases in the Company's trade accounts receivable and inventories totaling approximately $21.6 million, primarily due to higher sales levels. In addition, accrued profit sharing trust contributions decreased by approximately $1.4 million, primarily due to the timing of the payment of the Company's 1999 trust obligation. Offsetting these increases were increases, aggregating approximately $3.2 million, in accrued cash profit sharing and trade accounts payable. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change and changes in noncurrent assets and liabilities combined with net income and noncash expenses, primarily depreciation and amortization, totaling approximately $27.1 million, resulted in net cash provided by operating activities of approximately $3.2 million. As of June 30, 2000, the Company had unused credit facilities available of approximately $21.0 million.

The Company used approximately $5.5 million in its investing activities, primarily to purchase the capital equipment and property needed to expand its capacity. The Company plans to continue this expansion throughout the remainder of the year and into 2001.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders ("Annual Meeting") was held on May 16, 2000. The following two nominees were elected as directors by the votes indicated:



                                            Total Votes
                            Total Votes      Withheld
                              for Each       from Each          Term
          Name                Director        Director        Expires*
------------------------    ------------    ------------    ------------

Sunne Wright McPeak           10,093,053         195,730            2003
Barclay Simpson                9,304,676         984,107            2003

--------------
    * The term expires on the date of the Annual Meeting in the year indicated.


The following proposals were also adopted at the Annual Meeting by the vote indicated:


                                                                                                  Broker
           Proposal                                For           Against         Abstain         Non-Vote
-------------------------------------------    ------------    ------------    ------------    ------------

To increase by 500,000 shares (from
 1,500,000 to 2,000,000) the number of
 shares of Common Stock reserved for
 issuance under the Simpson Manufacturing
 Co., Inc. 1994 Stock Option Plan                 9,343,806         939,131           5,846               -

To ratify the appointment of
 PricewaterhouseCoopers LLP as independent
 auditors of the Company for 2000                10,281,048           1,251           6,884             400


ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


a.  Exhibits.

      EXHIBIT
        NO                              DESCRIPTION
      -------     ------------------------------------------------------


      10.1        Asset Purchase Agreement, dated July 28, 2000, between
                  Anchor Tiedown Systems, Inc. and James E. Claus,
                  Arthur B. Richardson, Kenneth T. Boilen and Robert T.
                  Claus and Janet M. Claus and Simpson Strong-Tie
                  Company Inc.
      10.2        First Amendment to Credit Agreement, dated June 1,
                  2000, between Simpson Manufacturing Co., Inc. and
                  Wells Fargo Bank, N.A.
      10.3        Second Amendment of the Loan Agreement dated June 1,
                  1998, dated August 3, 2000, between Union Bank of
                  California, N.A. and Simpson Manufacturing Co., Inc.
      10.4        Second Modification to the Commercial Promissory Note
                  dated June 1, 1998, dated August 3, 2000, between
                  Union Bank of California, N.A. and Simpson
                  Manufacturing Co., Inc.
      11          Statements re computation of earnings per share
      27          Financial Data Schedule, which is submitted
                  electronically to the Securities and Exchange
                  Commission for information only and not filed.


b.  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Simpson Manufacturing Co., Inc.
                                           -------------------------------
                                                    (Registrant)


DATE:  AUGUST 11, 2000                By:  /s/MICHAEL J. HERBERT
       ------------------                  -------------------------------
                                                  Michael J. Herbert
                                               Chief Financial Officer