Form 10-Q
period 2000-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2000-11-14
CIK 920371

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended:  September 30, 2000
                                 ------------------

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

              4120 Dublin Boulevard, Suite 400, Dublin, CA 94568
            ------------------------------------------------------
                   (Address of principal executive offices)

  (Registrant's telephone number, including area code):  (925)560-9000
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

The number of shares of the Registrant's Common Stock outstanding as of September 30, 2000: 12,017,860
                     ----------

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS



                                                  September 30,
                                          ----------------------------
                                                   (Unaudited)            December 31,
                                              2000            1999            1999
                                          ------------    ------------    ------------
              ASSETS
Current assets
  Cash and cash equivalents               $ 62,849,064    $ 44,174,362    $ 54,509,610
  Trade accounts receivable, net            52,136,543      50,461,040      42,420,223
  Inventories                               80,284,287      68,867,778      72,751,245
  Deferred income taxes                      5,104,209       4,400,358       4,745,534
  Other current assets                       2,727,747       1,505,336       1,323,215
                                          ------------    ------------    ------------
    Total current assets                   203,101,850     169,408,874     175,749,827

Property, plant and equipment, net          59,905,593      60,024,345      61,143,524
Investments                                    365,223         385,264         374,455
Other noncurrent assets                     14,306,254      10,452,557       9,986,187
                                          ------------    ------------    ------------
      Total assets                        $277,678,920    $240,271,040    $247,253,993
                                          ============    ============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable and current
    portion of long-term debt             $    332,563    $    300,000    $    349,541
  Trade accounts payable                    14,167,506      14,637,458      12,780,621
  Accrued liabilities                        8,129,591       7,622,273       7,819,155
  Income taxes payable                         947,010       3,469,005       3,362,254
  Accrued profit sharing trust
   contributions                             3,065,667       2,696,669       3,504,286
  Accrued cash profit sharing
   and commissions                           6,518,992       5,973,646       4,531,861
  Accrued workers' compensation              1,395,764       1,145,764       1,345,764
                                          ------------    ------------    ------------
    Total current liabilities               34,557,093      35,844,815      33,693,482

Long-term debt, net of current portion       2,219,512       2,584,345       2,414,562
Deferred income taxes and long-term
 liabilities                                   357,630         621,840         556,783
                                          ------------    ------------    ------------
    Total liabilities                       37,134,235      39,051,000      36,664,827
                                          ------------    ------------    ------------

Minority interest in consolidated
 subsidiaries                                1,035,155               -               -
                                          ------------    ------------    ------------

Commitments and contingencies (Notes 5 and 6)

Stockholders' equity
  Common stock                              43,724,580      44,655,797      44,716,488
  Retained earnings                        198,522,710     156,827,894     166,457,600
  Accumulated other comprehensive income    (2,737,760)       (263,651)       (584,922)
                                          ------------    ------------    ------------
    Total stockholders' equity             239,509,530     201,220,040     210,589,166
                                          ------------    ------------    ------------
      Total liabilities and
       stockholders' equity               $277,678,920    $240,271,040    $247,253,993
                                          ============    ============    ============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   Simpson Manufacturing Co., Inc. and Subsidiaries Condensed Consolidated Statements of Operations
                                     (Unaudited)



                                             Three Months Ended               Nine Months Ended
                                                September 30,                   September 30,
                                        ----------------------------    ----------------------------
                                            2000            1999            2000            1999
                                        ------------    ------------    ------------    ------------
Net sales                               $101,048,081    $ 88,807,636    $283,489,158    $247,221,970
Cost of sales                             60,370,306      52,358,565     169,828,466     147,660,284
                                        ------------    ------------    ------------    ------------
    Gross profit                          40,677,775      36,449,071     113,660,692      99,561,686
                                        ------------    ------------    ------------    ------------

Operating expenses:
  Selling                                  9,806,039       8,123,050      28,087,648      24,062,580
  General and administrative              12,655,445      10,278,192      34,950,828      28,399,663
                                        ------------    ------------    ------------    ------------
                                          22,461,484      18,401,242      63,038,476      52,462,243
                                        ------------    ------------    ------------    ------------

    Income from operations                18,216,291      18,047,829      50,622,216      47,099,443

Interest income, net                         826,865         476,698       2,094,049       1,080,243
                                        ------------    ------------    ------------    ------------

    Income before income taxes            19,043,156      18,524,527      52,716,265      48,179,686

Provision for income taxes                  7,852,00       7,408,000      21,616,000      19,342,000
Minority interest                           (274,008)              -        (964,845)              -
                                        ------------    ------------    ------------    ------------

    Net income                          $ 11,465,164    $ 11,116,527    $ 32,065,110    $ 28,837,686
                                        ============    ============    ============    ============


Net income per common share
  Basic                                 $       0.95    $       0.93    $       2.66    $       2.45
  Diluted                               $       0.93    $       0.90    $       2.60    $       2.36

Number of shares outstanding
  Basic                                   12,048,205      11,968,123      12,037,015      11,777,481
  Diluted                                 12,335,196      12,311,909      12,311,193      12,218,050



                   Simpson Manufacturing Co., Inc. and Subsidiaries
               Condensed Consolidated Statements of Comprehensive Income
                                     (Unaudited)


                                             Three Months Ended               Nine Months Ended
                                                September 30,                   September 30,
                                        ----------------------------    ----------------------------
                                            2000            1999            2000            1999
                                        ------------    ------------    ------------    ------------
Net income                              $ 11,465,164    $ 11,116,527    $ 32,065,110    $ 28,837,686

Other comprehensive income, net of tax:
  Foreign currency translation
   adjustments                              (940,509)        559,600      (2,152,838)        168,039
                                        ------------    ------------    ------------    ------------

Comprehensive income                    $ 10,524,655    $ 11,676,127    $ 29,912,272    $ 29,005,725
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

                  Simpson Manufacturing Co., Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)



                                                            Nine Months Ended
                                                              September 30,
                                                      ----------------------------
                                                          2000            1999
                                                      ------------    ------------
Cash flows from operating activities
  Net income                                          $ 32,065,110    $ 28,837,686
                                                      ------------    ------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Gain on sale of capital equipment                      (86,032)        (43,308)
    Depreciation and amortization                       10,030,929       8,148,734
    Minority interest                                     (964,845)              -
    Deferred income taxes and long-term liabilities       (535,368)       (560,068)
    Equity in income of affiliates                         (23,195)        107,273
    Noncash compensation related to stock plans            196,875         119,800
    Changes in operating assets and liabilities, net of
      effects of acquisitions:
      Trade accounts receivable                         (9,591,936)    (16,371,918)
      Inventories                                       (8,031,023)    (11,708,181)
      Trade accounts payable                             1,665,392       2,876,221
      Income taxes payable                              (1,856,952)      8,275,688
      Accrued profit sharing trust contributions          (429,062)       (476,693)
      Accrued cash profit sharing and commissions        1,987,432       1,953,840
      Other current assets                              (1,460,413)       (222,522)
      Accrued liabilities                                  445,164       2,030,982
      Accrued workers' compensation                         50,000         266,492
      Other noncurrent assets                             (261,386)     (1,619,970)
                                                      ------------    ------------
        Total adjustments                               (8,864,420)     (7,223,630)
                                                      ------------    ------------

        Net cash provided by operating activities       23,200,690      21,614,056
                                                      ------------    ------------

Cash flows from investing activities
  Capital expenditures                                  (8,120,242)    (11,903,467)
  Asset acquisitions, net of cash acquired              (4,620,151)     (7,833,090)
  Proceeds from sale of equipment                          183,368         260,476
                                                      ------------    ------------
    Net cash used in investing activities              (12,557,025)    (19,476,081)
                                                      ------------    ------------

Cash flows from financing activities
  Issuance of debt                                         143,545         202,040
  Repayment of debt                                       (331,441)       (213,581)
  Buyback of common stock                               (2,314,305)              -
  Issuance of common stock                                 580,137       4,540,085
                                                      ------------    ------------
    Net cash provided by (used in) financing
     activities                                         (1,922,064)      4,528,544
                                                      ------------    ------------

Effect of exchange rate changes on cash                   (382,147)        105,393
                                                      ------------    ------------

      Net increase in cash and cash equivalents          8,339,454       6,771,912
Cash and cash equivalents at beginning of period        54,509,610      37,402,450
                                                      ------------    ------------
Cash and cash equivalents at end of period            $ 62,849,064    $ 44,174,362
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

The following is a reconciliation of basic earnings per share ("EPS") to diluted EPS:



                                       Three Months Ended                  Three Months Ended
                                       September 30, 2000                  September 30, 1999
                               ----------------------------------  ----------------------------------
                                                            Per                                 Per
                                  Income        Shares     Share      Income        Shares     Share
                               ------------  ------------  ------  ------------  ------------  ------

Basic EPS
Income available to
  common stockholders          $ 11,465,164    12,048,205  $ 0.95  $ 11,116,527    11,968,123  $ 0.93

Effect of Dilutive Securities
Stock options                             -       286,991   (0.02)            -       343,786   (0.03)
                               ------------  ------------  ------  ------------  ------------  ------

Diluted EPS
Income available to
  common stockholders          $ 11,465,164    12,335,196  $ 0.93  $ 11,116,527    12,311,909  $ 0.90
                               ============  ============  ======  ============  ============  ======



                                        Nine Months Ended                   Nine Months Ended
                                       September 30, 2000                  September 30, 1999
                               ----------------------------------  ----------------------------------
                                                            Per                                 Per
                                  Income        Shares     Share      Income        Shares     Share
                               ------------  ------------  ------  ------------  ------------  ------

Basic EPS
Income available to
  common stockholders          $ 32,065,110    12,037,015  $ 2.66  $ 28,837,686    11,777,481  $ 2.45

Effect of Dilutive Securities
Stock options                             -       274,178   (0.06)            -       440,569   (0.09)
                               ------------  ------------  ------  ------------  ------------  ------

Diluted EPS
Income available to
  common stockholders          $ 32,065,110    12,311,193  $ 2.60  $ 28,837,686    12,218,050  $ 2.36
                               ============  ============  ======  ============  ============  ======




Reclassifications

Certain prior period amounts have been reclassified to conform to the 2000 presentation with no effect on net income or retained earnings as previously reported.


2.  Trade Accounts Receivable

Trade accounts receivable consist of the following:



                                                At September 30,
                                          ----------------------------
                                                   (Unaudited)            December 31,
                                              2000            1999            1999
                                          ------------    ------------    ------------
Trade accounts receivable                 $ 53,831,941    $ 52,066,509    $ 43,952,137
Allowance for doubtful accounts             (1,212,388)     (1,205,142)     (1,203,147)
Allowance for sales discounts                 (483,010)       (400,327)       (328,767)
                                          ------------    ------------    ------------
                                          $ 52,136,543    $ 50,461,040    $ 42,420,223
                                          ============    ============    ============




3.  Inventories

The components of inventories consist of the following:



                                                At September 30,
                                          ----------------------------
                                                   (Unaudited)            December 31,
                                              2000            1999            1999
                                          ------------    ------------    ------------
Raw materials                             $ 24,552,076    $ 20,807,497    $ 22,816,584
In-process products                          8,607,644       7,368,534       7,593,038
Finished products                           47,124,567      40,691,747      42,341,623
                                          ------------    ------------    ------------
                                          $ 80,284,287    $ 68,867,778    $ 72,751,245
                                          ============    ============    ============



Approximately 89% of the Company's inventories are valued using the LIFO (last-in, first-out) method. Because inventory determination under the LIFO method is only made at the end of each year based on the inventory levels and costs at that time, interim LIFO determinations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to change, interim financial results reflect the Company's most recent estimate of the effect of LIFO and are subject to adjustment based upon final year-end inventory amounts. At September 30, 2000 and 1999, and December 31, 1999, LIFO cost exceeded the replacement value of LIFO inventories by approximately $966,000, $620,000 and $1,503,000, respectively.

4.  Net Property, Plant and Equipment

Net property, plant and equipment consists of the following:



                                                At September 30,
                                          ----------------------------
                                                   (Unaudited)            December 31,
                                              2000            1999            1999
                                          ------------    ------------    ------------
Land                                      $  4,448,131    $  4,321,061    $  4,316,015
Buildings and site improvements             27,572,682      26,762,081      26,724,935
Leasehold improvements                       3,949,068       3,887,913       3,942,613
Machinery and equipment                     84,300,900      74,568,615      81,147,265
                                          ------------    ------------    ------------
                                           120,270,781     109,539,670     116,130,828
Less accumulated depreciation
 and amortization                          (66,775,904)    (56,420,453)    (58,949,908)
                                          ------------    ------------    ------------
                                            53,494,877      53,119,217      57,180,920
Capital projects in progress                 6,410,716       6,905,128       3,962,604
                                          ------------    ------------    ------------
                                          $ 59,905,593    $ 60,024,345    $ 61,143,524
                                          ============    ============    ============




5.  Debt

Outstanding debt at September 30, 2000 and 1999, and December 31, 1999, and the available credit at September 30, 2000, consisted of the following:



                                                                        Debt Outstanding
                                           Available      --------------------------------------------
                                           Credit at            at September 30,               at
                                          September 30,   ----------------------------    December 31,
                                              2000            2000            1999            1999
                                          ------------    ------------    ------------    ------------


Revolving line of credit, interest
  at bank's reference rate (at
  September 30, 2000, the bank's
  reference rate was 9.50%),
  expires November 2001                   $ 12,257,301    $          -    $          -    $          -

Revolving term commitment, interest
  at bank's prime rate (at September
  30, 2000, the bank's prime rate less
  0.50% was 9.00%), expires September
  2002                                       8,344,838               -               -               -

Revolving line of credit, interest rate
  at the bank's base rate of interest
  plus 2%, expires July 2001                   365,711               -               -               -

Term loan, fixed interest rate
   of 5.3%, expires September 2006                   -         119,512         154,819         164,562

Standby letter of credit facilities          2,397,861               -               -               -

Term loan, interest at LIBOR plus
  1.375% (at September 30, 2000, LIBOR
  plus 1.375% was 7.9956%), expires
  May 2008                                           -       2,400,000       2,700,000       2,550,000

Other notes payable and long-term debt               -          32,563          29,526          49,541
                                          ------------    ------------    ------------    ------------
                                            23,365,711       2,552,075       2,884,345       2,764,103
Less current portion                                 -        (332,563)       (300,000)       (349,541)
                                          ------------    ------------    ------------    ------------
                                            23,365,711    $  2,219,512    $  2,584,345    $  2,414,562
Standby letters of credit issued                          ============    ============    ============
 and outstanding                            (2,397,861)
                                          ------------
                                          $ 20,967,850
                                          ============


As of September 30, 2000, the Company had three outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $1,710,324, are used to support the Company's self-insured workers' compensation insurance requirements. The third, in the amount of $687,537, is used to guarantee performance on the Company's leased facility in the United Kingdom. Other notes payable represent debt associated with foreign businesses.


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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the three and nine months ended:



                                   Three Months Ended               Nine Months Ended
                                      September 30,                   September 30,
                              ----------------------------    ----------------------------
                                  2000            1999            2000            1999
                              ------------    ------------    ------------    ------------
Net Sales
  Connector products          $ 84,604,000    $ 71,607,000    $237,402,000    $199,989,000
  Venting products              16,444,000      17,201,000      46,087,000      47,233,000
                              ------------    ------------    ------------    ------------
    Total                     $101,048,000    $ 88,808,000    $283,489,000    $247,222,000
                              ============    ============    ============    ============

Income from Operations
  Connector products          $ 16,203,000    $ 15,360,000    $ 44,836,000    $ 40,100,000
  Venting products               2,010,000       2,575,000       5,749,000       7,010,000
  All other                          3,000         113,000          37,000         (11,000)
                              ------------    ------------    ------------    ------------
    Total                     $ 18,216,000    $ 18,048,000    $ 50,622,000    $ 47,099,000
                              ============    ============    ============    ============


                                                    At September 30,
                                              ----------------------------         At
                                                       (Unaudited)            December 31,
                                                  2000            1999            1999
                                              ------------    ------------    ------------
Total Assets
  Connector products                          $164,708,000    $149,661,000    $148,328,000
  Venting products                              48,322,000      43,020,000      38,828,000
  All other                                     64,649,000      47,590,000      60,098,000
                                              ------------    ------------    ------------
    Total                                     $277,679,000    $240,271,000    $247,254,000
                                              ============    ============    ============




Cash collected by the Company's subsidiaries is routinely transferred into the Company's cash management accounts and, therefore, has been included in the total assets of the segment entitled "All other." Cash and cash equivalent balances in this segment were approximately $57,163,000, $41,607,000 and $53,682,000 as of September 30, 2000 and
1999, and December 31, 1999, respectively.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and nine months ended September 30, 2000 and 1999. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.


Results of Operations for the Three Months Ended September 30, 2000, Compared with the Three Months Ended September 30, 1999

Net sales increased 13.8% in the third quarter of 2000 as compared to the third quarter of 1999. Most of the sales growth occurred domestically, particularly in California. Simpson Strong-Tie's third quarter sales increased 18.2% over the same quarter last year, while Simpson Dura-Vent's sales decreased 4.4%. Contractor distributors and homecenters were the fastest growing connector sales channel. The sales increase was broad based across most of Simpson Strong-Tie's major product lines. Strong-Wall and Anchor Systems product lines had the highest growth rates in sales. Sales of Simpson Dura-Vent's Direct-Vent and gas vent product lines decreased compared to the third quarter of 1999, while sales of its chimney and pellet vent product lines increased. Based on a report by the Energy Information Administration in October 2000, this shift, particularly in the Northeastern region of the United States, may be partially attributable to the effects of increased natural gas and heating oil prices on demand for wood burning appliances.


Income from operations increased 1.0% from $18,047,829 in the third quarter of 1999 to $18,216,291 in the third quarter of 2000 primarily as a result of the increased sales offset by lower gross margins. Gross margins decreased from 41.0% in the third quarter of 1999 to 40.3% in the third quarter of 2000 primarily due to a LIFO charge in the third quarter of 2000 compared to a credit in the third quarter of 1999. The charge was offset slightly by better absorption of fixed overhead costs as a result of increased production. Selling expenses increased 20.7% from $8,123,050 in the third quarter of 1999 to $9,806,039 in the third quarter of 2000. The increase was primarily due to higher personnel costs related to the increase in the number of sales and merchandising personnel, particularly those associated with selling the Anchoring Systems product line, and increased promotional expenses. General and administrative expenses increased 23.1% from $10,278,192 in the third quarter of 1999 to $12,655,445 in the third quarter of 2000 primarily due to increased cash profit sharing expenses resulting from higher operating income, and higher personnel and other administrative overhead costs, including costs associated with the operation of Keybuilder.com LLC ("Keybuilder.com"), the Company's joint venture with Keymark Enterprises, Inc., ("Keymark") and those associated with the acquisition of Anchor Tiedown Systems ("ATS"). The stated tax rate was 41.2%, yielding an effective tax rate of 40.7% after considering the effect of Keymark's minority interest in Keybuilder.com, in the third quarter of 2000, an increase from 40.0% in the third quarter of 1999.


Results of Operations for the Nine Months Ended September 30, 2000, Compared with the Nine Months Ended September 30, 1999

Net sales increased 14.7% in the first nine months of 2000 as compared to the first nine months of 1999. Most of the sales growth occurred domestically, particularly in California. International sales contributed to the increase, due in part to the acquisition of Furfix in the third quarter of 1999. Simpson Strong-Tie's first nine month's sales increased 18.7% over the same period last year, while Simpson Dura-Vent's sales decreased 2.4%. Contractor distributors and homecenters were the fastest growing connector sales channel. The sales increase was broad based across most of Simpson Strong-Tie's major product lines. Strong-Wall and Anchor Systems product lines had the highest growth rates in sales. Simpson Dura-Vent's year-to-date sales of gas vent products declined as compared to the first nine months of 1999, while sales of its Direct-Vent product line increased slightly, despite the decline in the third quarter of 2000.

Income from operations increased 7.5% from $47,099,443 in the first nine months of 1999 to $50,622,216 in the first nine months of 2000 primarily as a result of higher sales. Gross margins decreased slightly from 40.3% in the first nine months of 1999 to 40.1% in the first nine months of 2000 primarily due to a LIFO charge in 2000 compared to a credit in 1999 and increased production costs. These charges were offset by better absorption of fixed overhead costs as a result of increased production. Selling expenses increased 16.7% from $24,062,580 in the first nine months of 1999 to $28,087,648 in the first nine months of 2000. The increase was primarily due to higher personnel costs related to the increase in the number of sales and merchandising personnel, particularly those associated with selling the Anchoring Systems product line, as well as increased promotional expenses. General and administrative expenses increased 23.1% from $28,399,663 in the first nine months of 1999 to $34,950,828 in the first nine months of 2000 primarily due to increased cash profit sharing expenses resulting from higher operating income, and higher personnel and other administrative overhead costs, including costs associated with the operation of Keybuilder.com and the acquisitions of Furfix and ATS. The stated tax rate was 41.0%, yielding an effective tax rate of 40.3% after considering the effect of Keymark's minority interest in Keybuilder.com, in the first nine months of 2000, an increase from 40.1% in the first nine months of 1999.

In July 2000, the Company acquired of the assets of ("ATS") for approximately $4.6 million in cash. ATS manufactures and distributes the MBR product line used to anchor multi-story buildings utilizing a threaded rod hold down system.

In October 2000, the Board of Directors authorized the Company, for a period of one year, to buy back up to $35 million of the Company's common stock. This replaces the authorization from late last year when the Board of Directors authorized a buy back of up to $10 million. In September, the Company changed the two profit sharing trust plans for its U.S. based employees to self-directed investment management by the plan participants. As a result of the rebalancing of the plan assets, the Company purchased a net amount of 48,980 shares of its common stock directly from the plans for approximately $2.3 million.


Liquidity and Sources of Capital

As of September 30, 2000, working capital was $168.5 million as compared to $133.6 million at September 30, 1999, and $142.1 million at December 31, 1999. Other than the change in cash and cash equivalents, the principal components of the increase in working capital from December 31, 1999, were increases in the Company's trade accounts receivable and inventories totaling approximately $17.3 million, primarily due to higher sales levels, and a decrease in income taxes payable of approximately $2.4 million. Offsetting these increases were increases, aggregating approximately $3.4 million, in accrued cash profit sharing and trade accounts payable. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change and changes in noncurrent assets and liabilities combined with net income and noncash expenses, primarily depreciation and amortization, totaling approximately $42.1 million, resulted in net cash provided by operating activities of approximately $23.2 million. As of September 30, 2000, the Company had unused credit facilities available of approximately $21.0 million.

The Company used approximately $12.6 million in its investing activities, primarily to purchase the capital equipment and property needed to expand its capacity and in the acquisition of ATS. The Company plans to continue this expansion throughout the remainder of the year and into 2001.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements, will be sufficient for the Company's working capital needs and planned capital expenditures through the remainder of 2000 and into 2001. Depending on the Company's future growth and possible acquisitions, it may become necessary to secure additional sources of financing.

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

      EXHIBIT
        NO                              DESCRIPTION
      -------     ------------------------------------------------------

      10.1        Amendment to Credit Agreement, dated November 10,
                  2000, between Simpson Manufacturing Co., Inc. and
                  Union Bank of California.
      11          Statements re computation of earnings per share
      27          Financial Data Schedule, which is submitted
                  electronically to the Securities and Exchange
                  Commission for information only and not filed.


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


DATE:  NOVEMBER 10, 2000                By:  /s/MICHAEL J. HERBERT
       ------------------                  -------------------------------
                                                  Michael J. Herbert
                                               Chief Financial Officer