Form 10-K
period 2000-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2001-03-29
CIK 920371

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

    (Mark One)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

        [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM __________ TO __________.

                         COMMISSION FILE NUMBER: 0-23804
--------------------------------------------------------------------------------
                         SIMPSON MANUFACTURING CO., INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                               94-3196943
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

               4120 DUBLIN BOULEVARD, SUITE 400, DUBLIN, CA 94568
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: (925)560-9000
--------------------------------------------------------------------------------

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

     Yes  [X]  No [ ]

     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 2001, there were outstanding 12,077,206 shares of the registrant's common stock, par value $0.01, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on March 1,
2001) was approximately $417,453,576.

DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 18, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000.

================================================================================

Certain matters discussed below are forward-looking statements that involve risks and uncertainties, certain of which are discussed in this and in other reports filed by the Company with the Securities and Exchange Commission. Actual results might differ materially from results suggested by any forward-looking statements in this report.

                                     PART I

ITEM 1. BUSINESS.

BACKGROUND

Simpson Manufacturing Co., Inc. (the "Company"), through its subsidiary, Simpson Strong-Tie Company Inc. ("Simpson Strong-Tie" or "SST"), designs, engineers and is a leading manufacturer of wood-to-wood, wood-to-concrete and wood-to-masonry connectors and shearwalls. SST also offers a full line of adhesives, mechanical anchors and powder actuated tools for concrete, masonry and steel. The Company's subsidiary, Simpson Dura-Vent Company, Inc. ("Simpson Dura-Vent" or "SDV"), designs, engineers and manufactures venting systems for gas and wood burning appliances. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself ("DIY") markets. The Company believes that SST benefits from strong brand name recognition among architects and engineers who frequently specify in building plans the use of SST products, and that SDV benefits from strong brand name recognition among contractors, dealers, distributors and original equipment manufacturers ("OEMs") to which SDV markets its products. The Company has continuously manufactured structural connectors since 1956. See Note 14 to the Company's consolidated financial statements for information regarding the net sales, income from operations, depreciation and amortization, capital expenditures and acquisitions and total assets for the Company's two primary segments.

Connectors produced by Simpson Strong-Tie typically are steel devices that are used to strengthen, support and connect joints in residential and commercial construction and DIY projects. SST's Anchor Systems product line is included in the connector product segment. These products enhance the safety and durability of the structures in which they are installed and can save time and labor costs for the contractor. SST's connector products increase structural integrity and improve structural resistance to seismic, wind and other forces. Applications range from building framing to deck construction to DIY projects. SST produces and markets over 5,000 standard and custom products.

Simpson Dura-Vent's venting systems are used to vent gas furnaces and water heaters, gas fireplaces and stoves, wood burning stoves and pellet stoves. SDV's metal vents, chimneys and chimney liner systems exhaust the products of combustion to the exterior of the building, and some products introduce outside air into the appliance for more efficient combustion. SDV designs its products for ease of assembly and safe operation and to achieve a high level of performance. SDV produces and markets approximately 2,400 different venting products.

The Company emphasizes continuous new product development and often obtains patent protection for its new products. The Company's products are marketed in all 50 states of the United States and in Europe, Canada, Japan, Australia, New Zealand and several countries in Central and South America. Both Simpson Strong-Tie and Simpson Dura-Vent products are distributed through a contractor and dealer distributor network, home centers and OEMs.

The Company has developed and uses automated manufacturing processes. Its innovative manufacturing systems and techniques have allowed it to control manufacturing costs, even while developing both new products and products that meet customized requirements and specifications. The Company's development of specialized manufacturing processes has also permitted increased operating flexibility and enhanced product design innovation. The Company has developed a quality management system that employs numerous quality-control procedures. Since 1996, SST's quality management system has been registered under ISO 9001. The Company has 14 manufacturing locations in the United States, Canada, France, Denmark and England.

The Company is a Delaware corporation organized and merged with its predecessor company in 1999. The Company serves as a holding company for Simpson Strong-Tie, and its subsidiaries, and for Simpson Dura-Vent.

INDUSTRY AND MARKET TRENDS

Based on trade periodicals, participation in trade and professional associations and communications with governmental and quasi-governmental organizations and with customers and suppliers, the Company believes that a variety of events and trends have resulted in significant developments in the markets that the Company serves. The Company's products are designed to respond to increasing demand resulting from these trends. Some of these events and trends are discussed below.

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

In recent years, architects, engineers, model code agencies, contractors, building inspectors and legislators have continued efforts to improve structural integrity and safety of homes and other buildings in the face of disasters of various types, including seismic events, storms and fires. Based on ongoing participation in trade and professional associations and communications with governmental and quasi-governmental regulatory agencies, the Company believes that building codes, such as the 1997 Uniform Building Code, have been strengthened and that their enforcement is becoming more rigorous. Recently, there has been consolidation among several of the Company's customer groups. The industry is also experiencing increased complexity in home design and builders are more aggressively trying to reduce their costs. The Company is responding to these trends by marketing its products as systems solutions rather than as individual parts. In some cases, systems marketing is facilitated by the use of sophisticated design and specification software.

The requirements of the Endangered Species Act, the Federal Lands Policy Management Act and the National Forest Management Act have resulted in increasingly limited amounts of timber available for harvest from public lands. Over the past several years, this and other factors, have led to the increased use of engineered wood products. Engineered wood products, which substitute for strong, clear-grained lumber historically obtained from logging older, large-diameter trees, have been developed to conserve lumber. Engineered wood products frequently require specialized connectors. Sales of Simpson Strong-Tie's engineered wood connector products increased significantly over the past several years.

Concerns about energy conservation and air quality have led to increasing recognition of the advantages of natural gas as a heating fuel, including its clean burning characteristics. Use of natural gas for home heating has been increasing in the United States over a number of years, until recently. According to the U.S. Census Bureau, the share of residential space heating in 1997 heated with natural gas was 70%, an increase from 61% in 1978. In the hearth appliance market, sales of gas stoves and gas fireplaces have increased in recent years relative to those of traditional wood burning appliances. According to the Hearth Products Association, the share of hearth appliances fired with natural gas in 1999 was 55%, an increase from 43% in 1994, but a decrease from 58% in 1998. Consistent with this trend, sales of Simpson Dura-Vent's direct vent products decreased in 2000. Conversely, in 1999 and 2000, sales of wood burning stoves and fireplaces increased significantly. According to the Hearth Products Association sales of these appliances increased 22% in 1999 compared to 1998. In the year 2000, increases in the cost of home heating oil, natural gas, and electricity resulted in a further increase in demand for wood burning appliances and pellet stoves. According to Hearth & Home Magazine (March 2001), sales of wood stoves in 2000 increased 4% over 1999 sales, while sales of pellet stoves in 2000 increased 32% over 1999. SDV's DuraTech chimney system and its pellet vent products are intended to capitalize on this trend towards wood burning and pellet stoves.

The Company has developed its distribution through home centers throughout the United States. The Company's sales to home centers increased significantly in 1999 and 2000. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Through its efforts to increase specifications by architects and engineers, and through increasing the number of products sold to particular contractors, the Company seeks to increase sales to channels that serve building contractors. The Company continuously seeks to expand the number of contractors served by each distributor through such sales efforts as demonstrations of product cost-effectiveness and information programs.

Home Centers. The Company intends to continue to increase penetration of the DIY markets by solicitation of home centers. The Company's Sales Representatives and Retail Specialists maintain on-going contact with home centers to provide timely product availability and product knowledge training. To satisfy specialized requirements of the home center market, the Company has developed extensive bar coding and merchandising aids and has concentrated a portion of its research efforts on the development of DIY products.

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

The Company is expanding its established facilities outside California to increase its presence and sales in markets east of the Rocky Mountains. During the last five years, the Company has expanded or has plans to expand nearly all of its manufacturing and warehouse facilities. As a result of the high sales growth in California in 1999 and 2000, sales in the 37 states east of the Rocky Mountains, while continuing to grow, have declined as a percentage of domestic sales from approximately 48% in 1998 to approximately 44% in 2000. Since 1993, the Company commenced manufacturing in England, opened warehouse and distribution facilities in Western Canada and the Northeastern United States, purchased anchor products manufacturers in Illinois and Eastern Canada and a connector product manufacturer in France, established distribution operations in Chile and Argentina, made an equity investment in a product design and distribution company in Germany and entered into distribution arrangements in Japan and Australia. More recently, the Company acquired a connector manufacturer in Denmark with distribution in northern, central and eastern Europe. The European investments are intended to establish a presence in the European Community through companies with existing customer bases and through servicing U.S.-based customers operating there. The Company intends to continue to pursue and expand operations outside the United States.

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

The Company's product research and development is based largely on needs that customers communicate to the Company. The Company typically has developed 10 to 20 new products annually (some of which may be produced in a range of sizes). The Company's strategy is to develop new products on a proprietary basis where possible. Of 112 patents that the Company owns, 82 cover products that the Company currently manufactures and markets. The Company has filed 60 patent applications that are pending. Some of these applications cover the same product in more than one jurisdiction.

The Company's long-term strategy is to develop, acquire or invest in product lines or businesses that (a) complement the Company's existing product lines,
(b) can be marketed through its existing distribution channels, (c) might benefit from use of the Simpson Strong-Tie and Simpson Dura-Vent brand names,
(d) are responsive to needs of the Company's customers and (e) expand its markets geographically.

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

Products

Simpson Strong-Tie is a recognized brand name in the markets it serves. SST manufactures and markets products that strengthen the three types of connections found in light construction: wood-to-wood, wood-to-concrete and wood-to-masonry. The Company's products are installed on the continuous load path from the foundation to the roof system. SST also markets specialty screws and nails for proper installation of certain of its connector products. These products have seismic, retrofit and remodeling applications for both new construction and DIY markets. SST also offers a full line of adhesives, mechanical anchors and powder actuated tools for numerous anchoring applications in concrete, masonry and steel.

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

Simpson Strong-Tie also manufactures connector products specifically designed for use with engineered wood products, such as wood I-joists. With increased timber costs and reduced availability of trees suitable for making traditional solid sawn lumber, construction with engineered wood products has increased substantially in the last several years. Over the same period, SST's net sales of engineered wood connectors through dealer and contractor distributors and engineered wood product manufacturers have also increased significantly.

New Product Development

Simpson Strong-Tie commits substantial resources to engineering and new product development. The majority of SST's products have been developed through SST's internal research and development program. Of the 71 U.S. and 28 foreign patents that SST owns, 79 cover products that SST currently manufactures and markets. Over a quarter of SST's 2000 revenues were derived from products that are protected by patents. SST typically has developed 10 to 20 new products each year. SST's research and development expense for the three years ended December 31, 2000, 1999 and 1998, was $1,771,000, $1,376,000 and $1,087,000,
respectively. As part of the new product development process, SST engineers, in cooperation with sales and marketing staff, meet regularly with architects, engineers, building inspectors, code officials and customers. Several new products derived from existing product lines are developed annually. SST recently developed and introduced a pre-fabricated shear-wall product for the new construction market and has expanded its line of chemical and mechanical Anchor products. The Company believes that existing distribution channels are receptive to product line extensions, thereby enhancing SST's ability to enter new markets.

Sales and Marketing

Simpson Strong-Tie's sales and marketing programs are implemented through SST's branch system. SST currently maintains branches in Northern and Southern California, Texas, Ohio, Canada, England, France and Denmark. Each branch is served by its own sales force, as well as manufacturing, warehouse and office facilities. Each branch is responsible for a broad geographic area. Branch managers have significant autonomy in managing their operations. Each is responsible for setting and executing sales and marketing strategies that are consistent with the markets that the branch serves and the goals of the Company. Each domestic branch is an independent profit center with a cash profit sharing bonus program based on its own performance. At the same time, the domestic branches closely integrate their manufacturing activities to enhance product availability. Branch sales forces in the U.S. are supported by marketing managers in the home office in Dublin, California. The sales force maintains close working relationships with customers, develops new business, calls on architects, engineers and building officials and participates in a range of educational seminars.

Simpson Strong-Tie sells its products through an extensive distribution system comprising dealer distributors supplying thousands of retail locations nationwide, contractor distributors, home centers, manufacturers of engineered wood products, and specialized contractors such as roof framers. In 2000, sales to The Home Depot were more than 10% of the Company's consolidated net sales (see Note 14 to the Company's consolidated financial statements). SST's DIY and dealer products are used to build projects such as decks, patio covers and shelf and bench systems. SST received C-Mark equivalency clearance from the Japanese building code authorities, which is expected to facilitate acceptance of its products in the Japanese market, and has increased the distribution of its products in Australia, Chile and Argentina. The Company believes that SST's increasing diversification into new and growing markets has reduced its vulnerability to construction industry cycles.

Simpson Strong-Tie dedicates substantial resources to customer service. SST produces numerous publications and point-of-sale marketing aids to serve specifiers, distributors, retailers and users for the various markets that it serves. These publications include general catalogs, as well as various specific catalogs, such as those for its Anchor System products and the engineered wood and plated truss industries. The catalogs and publications describe the products and provide load and installation information. SST also maintains several websites, all of which are linked to www.strongtie.com, and include catalogs, product and technical information, code reports and other general information related to SST's product lines and promotional programs.

Simpson Strong-Tie's engineers not only design and test products, but also provide engineering support for customers. This support might range from the discussion of a load value in a catalog to testing a unique application for an existing product. SST's sales force communicates with customers in each of its marketing channels, through its publications, seminars and frequent calls.

Based on its communications with customers, Simpson Strong-Tie believes that its products are essential to its customers' businesses, and it is SST's policy to ship products ordered within a few days of receiving the order. Many of SST's customers serve contractors that require rapid delivery of needed products. Home centers and dealers also require superior service, because of fluctuating demand. To satisfy these requirements, SST maintains high inventory levels, has redundant manufacturing capability and some multiple dies to produce the same parts. SST also maintains computer sales and inventory control and forecasting capability throughout its nationwide network of factories and warehouses. SST also has special programs for contractors intended to ensure the prompt and reliable manufacture and delivery of custom products.

Simpson Strong-Tie believes that dealer and home center sales of SST products are significantly greater when the bins and racks at large dealer and home center locations are adequately stocked with appropriate products. Various retailers carry varying numbers of different SST products, and SST's Retail Specialists are engaged in ongoing efforts to inform retailers about other SST products that can be used in their specific markets and to encourage them to add these products to better meet their customers' needs. Achieving these objectives requires teamwork and significant inventory commitments between SST and the distributors and retailers. Retail Specialists are playing a significant role in keeping the racks full and extending the product lines at the large dealer and home center level. They help retailers order product, set up merchandising systems, stock shelves, hold product seminars and provide SST with daily information that is used to improve service and product mix.

SIMPSON DURA-VENT

Overview

Simpson Dura-Vent's venting systems are used to vent gas furnaces and water heaters, gas fireplaces and stoves, wood burning stoves and pellet stoves. SDV's metal vents, chimneys and chimney liner systems exhaust the products of combustion to the exterior of the building and have been designed for ease of assembly and safe operation and to achieve a high level of performance. SDV produces and markets nearly 2,400 different venting products.

The clean burning characteristics of natural gas have gained public recognition, resulting in increased market share for gas appliances in the new construction and the appliance replacement markets. As a result, Simpson Dura-Vent has developed venting systems, such as Direct-Vent, to address changes in appliance technology. Recently, increases in the cost of natural gas have affected demand for gas appliances and have increased demand for alternative energy sources. Historically, sales of wood burning stoves, considered an alternative energy source, have increased during these periods of high oil prices and energy shortages. SDV manufactures venting systems for use with wood burning stoves as well as other types of appliances.

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

Products

Simpson Dura-Vent is a leading supplier of double-wall Type B Gas Vent systems, used for venting gas furnaces, water heaters, boilers and decorative gas fireplaces. SDV's Type B Gas Vent product line features heavy-duty quality construction and a twist-lock design that provides for fast and easy job-site assembly compared to conventional snap together designs. The twist-lock design has broader applications and has been incorporated into SDV's gas, pellet and direct vent product lines. SDV also markets a patented flexible vent connector, Dura/Connect, for use between the gas appliance flue outlet and the connection to the Type B Gas Vent installed in the ceiling. Dura/Connect offers a simple twist, bend and connect installation for water heaters and gas furnaces.

Recent increases in the price of natural gas, home heating oil, and electricity have resulted in increases in sales of wood burning appliances. Simpson Dura-Vent's DuraTech and Dura/Plus chimney systems are intended to capitalize on these recent energy trends. In addition, due in part to increases in the cost of energy, sales of pellet stoves in 2000 increased 32% over 1999. SDV experienced a substantial increase in demand for its pellet vent products in 2000. The growing gas fireplace market has evolved into two basic types of fireplace: top-vent fireplaces that are vented with the standard Type B Gas Vent and direct-vent fireplaces that use a special double-wall venting system. SDV's direct-vent system is designed not only to exhaust the flue products, but also to draw in outside air for combustion, an important feature in modern energy-efficient home construction. The direct-vent gas fireplace systems provide ease of installation, permitting horizontal through-the-wall venting or standard vertical through-the-roof venting. SDV has established relationships with several large manufacturers of gas stoves and gas fireplaces to supply direct-vent venting products. In 1996, SDV expanded its direct-vent product line to include both co-axial and co-linear direct vent systems for venting gas stoves and gas inserts into existing masonry chimneys or existing factory-built metal chimneys.

New Product Development

Simpson Dura-Vent has gained industry recognition by offering innovative new products that meet changing needs of customers. SDV representatives serve on industry committees concerned with issues such as new appliance standards and government regulations. SDV's research and development expense for the three years ended December 31, 2000, 1999 and 1998, was $455,000, $433,000 and
$431,000, respectively. SDV also maintains working relationships with research and development departments of major appliance manufacturers, providing prototypes for field testing and conducting tests in SDV's testing laboratory. SDV believes that such relationships provide competitive advantages. For example, SDV introduced the first direct vent system for direct vent gas appliances. In 1999, SDV introduced DuraTech, a twin-walled insulated chimney system for use on wood burning stoves, fireplaces and oil fired appliances. This product line has been designed and manufactured to a new standard of excellence. It is constructed from stainless steel and incorporates blanket insulation for enhanced safety and efficiency.

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

The Company is committed to helping people build safer structures economically through the design, engineering and manufacturing of structural connector and related products. To this end, the Company has developed a quality management system that employs numerous quality-control procedures, such as computer-generated work orders, constant review of parts as they are produced and frequent quality testing. Since 1996, Simpson Strong-Tie's quality management system has been registered under ISO 9001, an internationally recognized set of quality-assurance standards. The Company believes that ISO registration is becoming increasingly important to U.S. companies.

Simpson Strong-Tie operates manufacturing and warehouse facilities in California, Texas, Ohio, Florida, Connecticut, Illinois, Washington, Indiana, British Columbia, Ontario, England, France, Denmark and Poland. SST also stocks products in Chile and Argentina. Most of SST's products are produced with a high level of automation, using progressive dies run in automatic presses making parts from coiled sheet steel often in excess of 100 strokes per minute. SST produces over 500 million product pieces per year. Over half of SST's products (SKUs) are bar coded with a UPC number for easy identification, and nearly all of the products sold to home centers are labeled with bar codes. SST has significant press capacity and has some multiple dies for its high volume products because of the need to produce the product close to the customer and to provide backup capacity. The balance of production is accomplished through a combination of manual, blanking and numerically controlled (NC) processes which include robotic welders, lasers and turret punches. This capability allows SST to produce products with little redesign or set-up time, facilitating rapid turnaround for customers. New tooling is also highly automated. Dies are designed and produced using computer aided design (CAD) and computer aided machining (CAM) systems. CAD/CAM capability enables SST to create multiple dies rapidly and design them to high standards. The Company is constantly reviewing its product line to reduce manufacturing costs, increase automation, and take advantage of new types of materials. For example, SST recently introduced two new products made from an engineered composite plastic, the AnchorMate and the StrapMate.

Simpson Dura-Vent operates manufacturing and warehouse facilities in California and Mississippi. SDV produces component parts for venting systems using NC-controlled punch presses equipped with high-speed progressive and compound tooling. SDV's vent pipe and elbow assembly lines are automated, to produce finished products efficiently from large coils of steel and aluminum. UPC bar coding and computer tracking systems provide SDV's industrial engineers and production supervisors with real-time productivity tools to measure and evaluate current production rates, methods and equipment.

Most of the Company's current and planned manufacturing facilities are located in geographic regions that have experienced major natural disasters, such as earthquakes, floods and hurricanes. For example, the 1989 Loma Prieta earthquake in Northern California destroyed a freeway and caused other major damage within a few miles of the Company's facilities in San Leandro, California, and the earthquakes in Northridge, California, in January 1994, destroyed several freeways and numerous buildings in the region in which the Company's facilities in Brea are located. The Company has developed a disaster recovery plan, but it does not carry earthquake insurance. Other insurance that it carries is limited and not likely to be adequate to cover all of the Company's resulting costs, business interruption and lost profits in the event of a major natural disaster in the future. If a natural disaster were to render one or more of the Company's manufacturing facilities totally or partially unusable, whether or not covered by insurance, the Company's business and financial condition could be materially and adversely affected.

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

Simpson Strong-Tie's product lines are subject to Federal, state, county, municipal and other governmental and quasi-governmental regulations that affect product design, development, testing, applications, marketing, sales, installation and use. Most SST products are recognized by building code and standards agencies. Agencies that recognize Company products include the International Conference of Building Officials ("ICBO"), Building Officials and Code Administrators International ("BOCA"), Southern Building Code Congress International ("SBCCI"), The National Evaluation Service, the City of Los Angeles, Dade County, Florida, and the California Division of Architecture. These and other code agencies adopt various testing and design standards and incorporate them into their related building codes. For example, ICBO requirements are codified in the Uniform Building Code. The Uniform Building Code generally applies to construction in the Western United States. To be recognized by ICBO, SST products must conform to Uniform Building Code requirements. SST considers this recognition to be a significant marketing tool and devotes considerable effort to obtaining and maintaining appropriate approvals for its products. SST believes that architects, engineers, contractors and other customers are less likely to purchase structural products that lack the appropriate code approval or acceptance if code-accepted competitive products are available. SST's management actively participates in industry related professional associations to keep abreast of regulatory changes and to provide information to regulatory agencies.

Simpson Dura-Vent operates under a complex regulatory environment that includes appliance and venting performance standards related to safety, energy efficiency and air quality. Gas venting regulations are contained in the National Fuel Gas Code ("NFGC"), while safety and performance regulations for wood burning appliances and chimney systems are contained in a National Fire Protection Association standard ("NFPA 211"). Standards for testing gas vents and chimneys are developed by testing laboratories such as Underwriter's Laboratories ("UL") in compliance with the American National Standards Institute. Clean air standards for both gas and wood burning appliances are regulated by the Environmental Protection Agency ("EPA"). Energy efficiency standards are regulated by the Department of Energy ("DOE") under the authority of the National Appliance Energy Conservation Act. Under this act, the DOE periodically reviews the necessity for increased efficiency standards with respect to gas furnaces and gas water heaters. A substantial percentage of SDV's Type B Gas Vent sales are for gas furnaces and gas water heaters. Minimum appliance efficiency standards might be adopted that could negatively affect sales of Type B Gas Vents, which could materially and adversely affect the Company's operating results and financial condition. The standards and regulations contained in the NFGC and NFPA 211 are ultimately adopted by national building code organizations such as ICBO, BOCA and SBCCI. In turn, the various building codes are adopted by local municipalities, resulting in enforcement through the building permit process. Safety, air quality and energy efficiency requirements are enforced by local air quality districts and municipalities by requiring proper UL, EPA and DOE labels on appliances and venting systems.

COMPETITION

The Company faces a variety of competition in all of the markets in which it participates. This competition ranges from subsidiaries of large national or international corporations to small regional manufacturers. While price is an important factor, the Company competes primarily on the basis of quality, breadth of product line, technical support, service, field support and product innovation. As a result of differences in structural design and building practices and codes, Simpson Strong-Tie's markets tend to differ by region. Within these regions, SST competes with companies of varying size, several of which also distribute their products nationally.

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

The steel industry is highly cyclical and prices for the Company's raw materials are influenced by numerous factors beyond the Company's control, including general economic conditions, competition, labor costs, import duties and other trade restrictions. The Company historically has not attempted to hedge against changes in prices of steel or other raw materials. The Company might not be able to increase its product prices in amounts that correspond to increases in raw materials prices without materially and adversely affecting its sales and profits. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

PATENTS AND PROPRIETARY RIGHTS

The Company's subsidiaries own 112 U.S. and foreign patents, of which 82 cover products that they currently manufacture and market. Its subsidiaries have filed 21 U.S. and 39 foreign patent applications that are currently pending. These patents and patent applications cover various design aspects of the subsidiaries' products, as well as processes used in their manufacture. The Company's subsidiaries are continuing to develop new potentially patentable products, product enhancements and product designs. Although the Company's subsidiaries do not intend to apply for additional foreign patents covering existing products, the Company has developed an international patent program to protect new products that its subsidiaries may develop.

The Company's subsidiaries hold 165 trademark registrations in the U.S. and foreign countries covering 51 trademarks, have 59 trademark registration applications pending in the U.S. and foreign countries covering 20 trademarks, and use several other trademarks that they have not yet attempted to register.

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

In attempting to protect its proprietary information, the Company expects that it may sometimes be necessary to initiate lawsuits against competitors and others that the Company believes have infringed or are infringing the Company's rights. In such an event, the defendant may assert counterclaims to complicate or delay the litigation or for other reasons. If the Company were to be unable to maintain the proprietary nature of its significant products, the Company's business and financial condition could be materially and adversely affected.

ACQUISITIONS AND EXPANSION INTO NEW MARKETS

The Company's future growth, if any, may depend to some extent on its ability to penetrate new markets, both domestically and internationally. See "Industry and Market Trends" and "Business Strategy." Therefore, the Company may in the future pursue acquisitions of product lines or businesses. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has little or no direct prior experience, and the potential loss of key employees of the acquired company. In addition, future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurring of additional debt, and amortization expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. If an acquisition occurs, no assurance can be given as to its effect on the Company's business or operating results. See "Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

In July 2000, Simpson Strong-Tie purchased the assets of Anchor Tiedown Systems, Inc. ("ATS"). ATS manufactures and distributes the MBR product line used to anchor multi-story buildings with a threaded rod hold down system. The purchase price was approximately $4.6 million in cash. In December 2000, SST purchased the assets of Masterset Fastening Systems, Inc. ("Masterset") for approximately $2.3 million in cash plus an earnout of up to $0.3 million. Masterset sells a system of specially designed powder actuated fasteners and installation tools. In

January 2001, Simpson Strong-Tie International, Inc. ("SSTI"), a subsidiary of the Company, acquired 100% of the shares of BMF Bygningsbeslag A/S ("BMF") of Denmark for $12.8 million in cash with an additional amount of approximately $2.6 million possible based on operating performance. BMF manufactures and distributes connector products in northern and central Europe. In the third quarter of 1999, SSTI purchased the assets of Furfix Products Limited and Easy Arches Limited (together, "Furfix"), which manufacture a line of structural connectors for the wood and masonry construction markets in the United Kingdom and Europe. The purchase price was approximately $7.8 million in cash plus an earnout based on future operating performance. Included in the purchase price were costs associated with the closure of Furfix's existing facility and integration into SSTI's facility in Tamworth, England. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Sources of Capital."

SEASONALITY AND CYCLICALITY

The Company's sales are seasonal, with operating results varying from quarter to quarter. With some exceptions, the Company's sales and income have historically been lower in the first and fourth quarters and higher in the second and third quarters of the year, as retailers and contractors purchase construction materials in the late spring and summer months for the construction season. In addition, demand for the Company's products and the Company's results of operations are significantly affected by weather conditions, such as unseasonably warm, cold or wet weather, which affect, and sometimes delay or accelerate, installation of certain of the Company's products. Political and economic events can also affect the Company's revenues. The Company has little control over the timing of customer purchases, and sales anticipated in one quarter may occur in another quarter, thereby affecting both quarters' results. In addition, the Company incurs significant expenses as it develops, produces and markets its products in anticipation of future orders. Products typically are shipped as orders are received, and accordingly the Company operates with little backlog. As a result, net sales in any quarter generally depend on orders booked and shipped in that quarter. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts. If sales fall below the Company's expectations, operating results would be adversely affected for the relevant quarters, as expenses based on those expectations will already have been incurred. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's principal markets are in the building construction industry. That industry is subject to significant volatility as a result of fluctuations in interest rates, the availability of credit to builders and developers, inflation rates, weather and other factors and trends, none of which is within the Company's control. Declines in commercial and residential construction may be expected to reduce the demand for the Company's products. The Company cannot provide any assurance that its business will not be adversely affected by future negative economic or construction industry performance or that future declines in construction activity or the demand for the Company's products will not have material adverse effects on the Company and its business and financial condition. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

The Company is subject to environmental laws and regulations governing emissions into the air, discharges into water, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other Federal and state laws and regulations regarding health and safety matters. The Company's manufacturing operations involve the use of solvents, chemicals, oils and other materials that are regarded as hazardous or toxic and the use of complex and heavy machinery and equipment that can pose severe safety hazards (especially if not properly and carefully used). Some of the Company's products also incorporate materials that are hazardous or toxic in some forms (such as zinc and lead, which are used in some steel galvanizing processes) or explosive (such as the powder used in its powder actuated tools). The Company believes that it has obtained all material licenses and permits required by environmental, health and safety laws and regulations in connection with the Company's operations and that its policies and procedures comply in all material respects with existing environmental, health and safety laws and regulations. It is possible that additional licenses or permits may be required, that the Company's policies and procedures might not comply in all respects with all such laws and regulations or, even if they do, that employees might fail or neglect to follow them in all respects, and that the Company's generation, handling, use, storage, transportation, treatment or disposal of hazardous or toxic materials, machinery and equipment might cause injury to persons or to the environment. In addition, properties occupied by the Company may be contaminated by hazardous or toxic substances and remedial action may be required at some time in the future. It is also possible that materials in certain of the Company's products could cause injury or sickness. Relevant laws and regulations could also be changed or new ones could be adopted that require the Company to obtain additional licenses and permits and cause the Company to incur substantial expense. Any such event or contamination could have a material adverse effect on the Company and its liquidity, results of operations and financial condition. See "Regulation."

EMPLOYEES AND LABOR RELATIONS

As of March 1, 2001, the Company had 1,892 full-time employees, of whom 1,276 were hourly employees and 616 were salaried employees. The Company believes that its overall compensation and benefits for the most part exceed industry averages and that its relations with its employees are good.

The Company is dependent on certain key management and technical personnel, including Thomas J Fitzmyers, Michael J. Herbert, Stephen B. Lamson, Barclay Simpson and Donald M. Townsend. The loss of one or more key employees could have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain additional highly qualified technical, marketing and management personnel necessary for the maintenance and expansion of the Company's activities. The Company faces strong competition for such personnel and there can be no assurance that the Company will be able to attract or retain such personnel.

A significant number of the Company's employees at two of the Company's major manufacturing facilities are represented by labor unions and are covered by collective bargaining agreements. Two of the Company's collective bargaining agreements cover the Company's sheetmetal workers and its tool and die craftsmen in Brea. These two contracts expire in June 2001 and February 2002, respectively. Two other contracts, covering tool and die personnel and sheetmetal workers in San Leandro, expire in June 2003 and July 2003, respectively. A work stoppage or interruption by a significant number of the Company's employees could have a material and adverse effect on the Company and its business and financial condition.

ITEM 2. PROPERTIES.

Properties

The Company maintains its home office in Dublin, California, and other offices, manufacturing and warehouse facilities elsewhere in California and in Texas, Ohio, Florida, Mississippi, Illinois, Connecticut, Indianapolis, Washington, British Columbia, Ontario, England, France, Denmark and Poland. As of March 15, 2001, the Company's facilities were as follows:

                                 APPROXIMATE
                                   SQUARE        OWNED OR                      LEASE
           LOCATION               FOOTAGE         LEASED       LESSEE          EXPIRES             FUNCTION
           --------             ------------     --------      -------         -------             --------
Dublin, California                   35,400      Leased        Company          2007      Office
San Leandro, California              47,100      Leased (1)    SST              2001      Office, Manufacturing and
                                                                                            Warehouse
San Leandro, California              71,000      Owned                                    Office, Manufacturing and
                                                                                            Warehouse
San Leandro, California              57,000      Leased (2)    SST              2009      Manufacturing and
                                                                                            Warehouse
San Leandro, California              48,000      Owned                                    Office and Warehouse
San Leandro, California              27,000      Owned                                    Manufacturing and
                                                                                            Warehouse
San Leandro, California              61,800      Leased        SST              2002      Warehouse
Brea, California                     50,700      Owned                                    Office, Manufacturing and
                                                                                            Warehouse
Brea, California                     78,000      Owned                                    Office and Warehouse
Brea, California                     30,500      Owned                                    Office, Manufacturing and
                                                                                            Warehouse
Brea, California                     42,900      Owned                                    Warehouse
Brea, California                     19,200      Owned                                    Warehouse
McKinney, Texas                      84,300      Owned                                    Office, Manufacturing and
                                                                                            Warehouse
McKinney, Texas                     117,100      Owned                                    Office and Warehouse
Columbus, Ohio                      153,500      Leased (3)    SST              2005      Office, Manufacturing and
                                                                                            Warehouse
Jacksonville, Florida                74,600      Leased        SST              2001      Office and Warehouse
Addison, Illinois                    52,400      Leased        SST              2003      Office, Manufacturing and
                                                                                            Warehouse
Enfield, Connecticut                 55,100      Leased        SST              2003      Office and Warehouse
Kent, Washington                     24,000      Leased        SST              2004      Office, Manufacturing and
                                                                                            Warehouse
Manteca, California                 135,700      Leased        SST              2005      Office, Manufacturing and
                                                                                            Warehouse
Visalia, California                  50,000      Owned                                    Warehouse
Indianapolis, Indiana                19,000      Leased        SST              2005      Office, Manufacturing and
                                                                                            Warehouse
Tamworth, England                    78,100      Leased        SST (4)          2012      Office, Manufacturing and
                                                                                            Warehouse
Vacaville, California               125,000      Leased (5)    SDV              2007      Office, Manufacturing and
                                                                                            Warehouse
Vacaville, California               120,300      Owned                                    Office, Manufacturing and
                                                                                            Warehouse
Vacaville, California                40,200      Leased        SDV              2001      Warehouse
Fontana, California                  17,900      Leased        SDV              2001      Warehouse
Vicksburg, Mississippi              302,000      Owned                                    Office, Manufacturing and
                                                                                            Warehouse

                                 APPROXIMATE
                                   SQUARE        OWNED OR                      LEASE
           LOCATION               FOOTAGE         LEASED       LESSEE          EXPIRES             FUNCTION
           --------             ------------     --------      -------         -------             --------

Langley, British Columbia            19,700      Leased        SST              2010      Warehouse
Toronto, Ontario                    104,000      Leased        SST (6)          2009      Office, Manufacturing and
                                                                                            Warehouse
Odder, Denmark                      162,500      Owned                                    Office, Manufacturing and
                                                                                            Warehouse
Warsaw, Poland                        5,100      Leased        SST (7)          2001      Office and Warehouse
St. Hermine, France                  11,300      Leased        SST (8)          2002      Office, Manufacturing and
                                                                                            Warehouse
St. Hermine, France                  20,900      Leased        SST (8)          2001      Office, Manufacturing and
                                                                                            Warehouse
St. Hermine, France                  15,900      Owned                                    Office, Manufacturing and
                                                                                            Warehouse
St. Gemme La Plaine, France          99,000      Owned (9)                                Office, Manufacturing and
                                                                                            Warehouse

-------------------

(1) Lessor is Simpson Investment Company, a related party. In February 2001, the Company exercised its option to purchase this property for approximately $1.7 million. The purchase is expected to close in the second quarter of 2001. See Notes 9 and 15 to the Consolidated Financial Statements contained elsewhere herein.

(2) Lessor is Doolittle Investors, a related party. In January 2001, the Company amended the lease to extend it to 2009. See Notes 9 and 15 to the Consolidated Financial Statements contained elsewhere herein.

(3) Lessor is Columbus Westbelt Investment Company, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein.

(4) Lessee is Simpson Strong-Tie International, Inc., a wholly-owned subsidiary of SST.

(5) Lessor is Vacaville Investors, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein.

(6)  Lessee is Simpson Strong-Tie Canada, Ltd., a wholly-owned subsidiary of
     SST.

(7)  Lessee is BMF Bygningsbeslag A/S, a wholly-owned subsidiary of SST.

(8)  Lessee is Simpson Strong-Tie, S.A., a wholly-owned subsidiary of SST.

(9) Simpson Strong-Tie, S.A. has commenced construction of a new manufacturing and distribution facility in St. Gemme La Plaine, France, to replace its existing facilities in St. Hermine. The new facility is expected to be completed and occupied in 2001.

The Company also owns 63 acres of undeveloped land in McKinney, Texas. The Company has vacated facilities that it leased in Vicksburg, Mississippi, and Vancouver, British Columbia, and is attempting to sublease these facilities. The Lessor of this Vicksburg facility is Vicksburg Investors, a related party. See
Note 9 to the Consolidated Financial Statements contained elsewhere herein.

The Company's manufacturing facilities are equipped with specialized equipment and use extensive automation. The Company considers its existing and planned facilities to be suitable and adequate for its operations as currently conducted and as planned through 2001. The manufacturing facilities currently are being operated with one full shift and at most plants with at least a partial second or third shift. The Company anticipates that it may require additional facilities to accommodate possible future growth.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "SSD." The following table shows the range of high and low closing sale prices per share of the Common Stock as reported by the NYSE for the calendar quarters indicated:

                                                MARKET PRICE
                                         --------------------------
                  QUARTER                    HIGH            LOW
                                         ----------      ----------
2000
     Fourth .......................      $  51.0000      $  41.7500
     Third ........................         50.8750         44.5625
     Second .......................         53.0000         39.3125
     First ........................         45.6250         38.8750

1999
     Fourth .......................      $  46.8125      $  39.1875
     Third ........................         54.3750         45.3125
     Second .......................         49.1875         39.1875
     First ........................         40.2500         32.8750

The Company estimates that as of March 1, 2001, 3,158 persons owned shares of the Company's Common Stock either directly or through nominees.

The Company currently intends to retain its future earnings, if any, to finance operations and fund internal growth and does not anticipate paying cash dividends on the Company's Common Stock for the foreseeable future. Future dividends, if any, will be determined by the Company's Board of Directors, based on the Company's earnings, cash flow, financial condition and other factors deemed relevant by the Board of Directors. In addition, existing loan agreements require the Company to maintain Tangible Net Worth of $145.1 million plus 50% of net profit after taxes for each fiscal year ending after June 30, 2000. This requirement may limit the amount that the Company may pay out as dividends on the common stock. As of December 31, 2000, the Company had a Tangible Net Worth of $231.1 million.

In October 2000, the Board of Directors authorized the Company, for a period of one year, to buy back up to $35 million of the Company's common stock. This replaced the authorization from 1999 when the Board of Directors authorized a buy back of up to $10 million. In the second half of 2000, the Company repurchased 134,280 shares of its common stock at an average price of approximately $43.95 per share.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years ended December 31, 2000, 1999, 1998, 1997 and 1996, derived from the audited Consolidated Financial Statements of the Company, the most recent three years of which appear elsewhere herein. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

(Dollars in thousands, except                                           YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------
per share data)                                       2000          1999         1998         1997         1996
                                                   -----------  -----------  -----------  -----------   -----------
STATEMENT OF OPERATIONS DATA:
Net sales                                          $   369,087  $   328,440  $   279,081  $   246,074   $   202,409
Cost of sales                                          227,306      195,839      170,045      149,279       124,394
                                                   -----------  -----------  -----------  -----------   -----------
Gross profit                                           141,781      132,601      109,036       96,795        78,015

Selling expense                                         37,410       32,204       24,706       23,113        20,104
General and administrative expense                      44,634       37,846       33,100       30,358        25,216
                                                   -----------  -----------  -----------  -----------   -----------
Income from operations                                  59,737       62,551       51,230       43,324        32,695

Interest income, net                                     3,010        1,669          940          429           595
                                                   -----------  -----------  -----------  -----------   -----------
Income before income taxes                              62,747       64,220       52,170       43,753        33,290

Provision for income taxes                              25,639       25,753       21,028       17,767        13,569
Minority interest                                       (1,246)          --           --           --            --
                                                   ------------ -----------  -----------  -----------   -----------
Net income                                         $    38,354  $    38,467  $    31,142  $    25,986   $    19,721
                                                   ===========  ===========  ===========  ===========   ===========

Diluted net income per share of common stock       $      3.12  $      3.14  $      2.58  $      2.17   $      1.68
                                                   ===========  ===========  ===========  ===========   ===========


                                                                          AS OF DECEMBER 31,
                                                   ----------------------------------------------------------------
(Dollars in thousands)                                2000          1999         1998         1997         1996
                                                   -----------  -----------  -----------  -----------   -----------
BALANCE SHEET DATA:
Working capital                                    $   167,918  $   142,056  $   105,643  $    83,297   $    70,676
Property, plant and equipment, net                      63,823       61,144       54,965       42,925        28,688
Total assets                                           279,480      247,254      191,600      150,765       122,521
Total debt                                               2,405        2,764        2,896           30            --
Total liabilities                                       35,134       36,665       30,317       21,814        20,224
Total stockholders' equity                             243,591      210,589      161,282      128,951       102,297

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  2000                                          1999
                               ------------------------------------------    ------------------------------------------
(Dollars in thousands,           FOURTH     THIRD     SECOND      FIRST       FOURTH      THIRD     SECOND      FIRST
except per share data)           QUARTER   QUARTER    QUARTER    QUARTER      QUARTER    QUARTER    QUARTER    QUARTER
                               ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------
Net sales                      $  85,599  $ 101,048  $  97,826  $  84,615    $  81,218  $  88,808  $  83,753  $  74,661
Cost of sales                     57,478     60,370     58,658     50,800       48,179     52,359     49,089     46,212
                               ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------
Gross profit                      28,121     40,678     39,168     33,815       33,039     36,449     34,664     28,449

Selling expense                    9,323      9,806      9,729      8,553        8,141      8,123      8,042      7,898
General and
  administrative expense           9,683     12,656     11,647     10,648        9,446     10,278      9,999      8,122
                               ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------
Income from operations             9,115     18,216     17,792     14,614       15,452     18,048     16,623     12,429

Interest income, net                 916        827        623        644          589        477        255        348
                               ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------
Income before income taxes        10,031     19,043     18,415     15,258       16,041     18,525     16,878     12,777

Provision for income taxes         4,023      7,852      7,586      6,178        6,411      7,408      6,805      5,129
Minority interest                   (281)      (274)      (495)      (196)          --         --         --         --
                               ---------- ---------- ---------- ----------   ---------  ---------  ---------  ---------
Net income                     $   6,289  $  11,465  $  11,324  $   9,276    $   9,630  $  11,117  $  10,073  $   7,648
                               =========  =========  =========  =========    =========  =========  =========  =========

Diluted net income per share
   of common stock             $    0.51  $    0.93  $    0.92  $    0.76    $    0.78  $    0.90  $    0.82  $    0.63
                               =========  =========  =========  =========    =========  =========  =========  =========

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the years ended December 31, 2000, 1999 and 1998, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere herein.

OVERVIEW

Annual net sales of the Company increased 32.3% to $369.1 million in 2000 from $279.1 million in 1998. The increase in net sales resulted primarily from increased geographic distribution and a broadening of the Company's customer base and product lines, both internally and through acquisitions. Net sales increased in 2000 from 1998 in all regions of the United States, with above average rates of growth in California. Expansion into overseas markets also contributed to the net sales growth over the last three years. For the year ended December 31, 2000, gross profit margin decreased to 38.4%, from 40.4% in 1999 and 39.1% in 1998. The decrease was primarily due to LIFO charges in 2000 as well as increased costs related to slow moving inventory reserves. Income from operations as a percentage of net sales decreased to 16.2% in 2000 from 19.1% in 1999 and 18.4% in 1998.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, the percentage of net sales of certain items in the Company's consolidated statements of operations.

                                                                        YEARS ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                2000              1999             1998
                                                              ---------         --------         ---------
                  Net sales                                      100.0%           100.0%            100.0%
                  Cost of sales                                   61.6%            59.6%             60.9%
                                                              ---------         --------         ---------
                  Gross profit                                    38.4%            40.4%             39.1%
                  Selling expense                                 10.1%             9.8%              8.9%
                  General and administrative expense              12.1%            11.5%             11.9%
                                                              ---------         --------         ---------
                  Income from operations                          16.2%            19.1%             18.4%
                  Interest income, net                             0.8%             0.5%              0.3%
                                                              ---------         --------         ---------
                  Income before income taxes                      17.0%            19.6%             18.7%
                  Provision for income taxes                       6.9%             7.9%              7.5%
                  Minority interest                               (0.3%)              --                --
                                                              ----------        --------         ---------
                  Net income                                      10.4%            11.7%             11.2%
                                                              =========         ========         =========

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Net Sales

Net sales increased 12.4% to $369.1 million in 2000 from $328.4 million in 1999. Net sales of Simpson Strong-Tie's products increased 16.4% to $303.8 million in 2000 from $260.9 million in 1999, while net sales of Simpson Dura-Vent's products decreased by 3.2% to $65.3 million in 2000 from $67.5 million in 1999. SDV accounted for approximately 17.7% of the Company's total net sales in 2000, a decrease from 20.6% in 1999. The increase in net sales at SST resulted from an increase in sales volume and a small increase in average prices, while the decrease in net sales at SDV resulted from a decrease in sales volume, offset slightly by an increase in average prices. Most of the Company's sales growth occurred domestically, particularly in California. International sales contributed to the annual increase, due in part to the acquisition of Furfix in the third quarter of 1999. See "Item 1. Business. Acquisitions and Expansion into New Markets." Contractor distributors and home centers were the fastest growing connector sales channels. The sales increase was broad based across most of SST's major product lines. SST's Strong-Wall and Anchor Systems product lines had the highest growth rates. With the exception of pellet vent products, sales in 2000 of all of SDV's major product lines declined compared to sales in 1999.

Gross Profit

Gross profit increased 6.9% to $141.8 million in 2000 from $132.6 million in 1999. As a percentage of net sales, gross profit decreased to 38.4% in 2000 from 40.4% in 1999. This decrease was primarily due to a LIFO charge of approximately $1.7 million in 2000, compared to a LIFO gain of approximately $1.9 million in 1999, as well as increased costs related to slow moving inventory reserves.

Selling Expense

Selling expense increased 16.2% to $37.4 million in 2000 from $32.2 million in 1999. The increase was primarily due to higher personnel costs related to the increase in the number of sales and merchandising personnel, particularly those associated with selling the Anchor Systems product line, as well as increased promotional expenses.

General and Administrative Expense

General and administrative expenses increased 17.9% to $44.6 million in 2000 from $37.8 million in 1999, and increased as a percentage of net sales to 12.1% in 2000 from 11.5% in 1999. The increase was primarily due to higher personnel and other administrative overhead costs, including costs associated with the operation of Keybuilder.com and the acquisitions of Furfix in 1999 and ATS and Masterset in 2000. See "Item 1. Business.

Acquisitions and Expansion into New Markets." Cash profit sharing expenses also increased relative to 1999 as a result of higher operating income through the first nine months of 2000.

European Operations

For its combined European operations, the Company recorded an after-tax net loss of $2.3 million in 2000, including $2.1 million in intercompany interest charges, compared to after-tax net losses of $2.4 million in 1999. These losses are primarily associated with the Company's UK operations. Amortization of the intangible assets associated with the acquisition of Furfix as well as depreciation on capital equipment and other administrative overhead costs incurred related to the growing operations contributed significantly to the losses. The Company expects the losses in the UK to continue through at least 2002.

In January 2001, Simpson Strong-Tie International, Inc. ("SSTI"), a subsidiary of the Company, purchased 100% of the shares of BMF Bygningsbeslag A/S ("BMF") of Denmark. The purchase price was approximately $12.8 million in cash with an additional amount of approximately $2.6 million possible based on operating performance. See "Item 1. Business. Acquisitions and Expansion into New Markets." BMF is a leading connector manufacturer in northern and central Europe.

Other Information

In July 2000, Simpson Strong-Tie purchased the assets of Anchor Tiedown Systems, Inc. ("ATS"). ATS manufactures and distributes the MBR product line used to anchor multi-story buildings with a threaded rod hold down system. The purchase price was approximately $4.6 million in cash. In December 2000, SST purchased the assets of Masterset Fastening Systems, Inc. ("Masterset") for approximately $2.3 million in cash plus an earnout of up to $0.3 million. Masterset sells a quality system of specially designed powder actuated fasteners and installation tools.

In the first quarter of 2000, Simpson Strong-Tie and Keymark Enterprises, Inc., ("Keymark") formed Keybuilder.com, LLC to develop software and services that can link designers, engineers and building material suppliers and assist engineers in the design and construction of residential structures. Effective January 1, 2001, the Company, through the exercise of an option, acquired 30% of Keymark Enterprises, LLC, a successor to a portion of the business of Keymark. Neither Keybuilder.com, LLC nor Keymark Enterprises, LLC has or in the foreseeable future is expected to generate significant revenues or profits. The Company hopes that the software that is developed by Keymark Enterprises, LLC will also benefit SST's future connector sales through continued specification of its products. The Company has not committed to investing additional money on this project.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

Net Sales

Net sales increased 17.7% to $328.4 million in 1999 from $279.1 million in 1998. Net sales of Simpson Strong-Tie's products increased 18.4% to $260.9 million in 1999 from $220.3 million in 1998, while net sales of Simpson Dura-Vent's products increased by 14.9% to $67.5 million in 1999 from $58.8 million in 1998. SDV accounted for approximately 20.6% of the Company's total net sales in 1999, a decrease from 21.1% in 1998. The increases in net sales at both SST and SDV resulted from increases in sales volume, with an overall decrease in average prices. Most of the sales growth occurred domestically, particularly in California and the midwestern and southeastern regions of the country. International sales grew at approximately the same rate as the rest of the Company, partially due to the acquisition of Furfix Products Limited and Easy Arches Limited (together, "Furfix"), in the third quarter of 1999. See "Item 1. Business. Acquisitions and Expansion into New Markets." Home centers were the fastest growing connector sales channel. The sales increase was broad based across most of SST's major product lines. Anchor Systems products had the highest growth rate in sales and SST's new Strong-Wall product line also experienced strong sales growth. Sales of most of SDV's major product lines increased in 1999 compared to 1998, led by above average growth rates for its chimney products and Direct-Vent product lines.

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


LIQUIDITY AND SOURCES OF CAPITAL

The Company's liquidity needs arise principally from working capital requirements, capital expenditures and asset acquisitions. During the three years ended December 31, 2000, the Company has relied primarily on internally generated funds to finance these needs. The Company's working capital requirements are seasonal with the highest working capital needs typically occurring in the second and third quarters of the year. Cash and cash equivalents were $59.4 million and $54.5 million at December 31, 2000 and 1999, respectively. Working capital was $167.9 million and $142.1 million at December 31, 2000 and 1999, respectively. As of December 31, 2000, the Company had approximately $2.4 million in debt outstanding and had available to it unused credit facilities of approximately $21.0 million.

The Company had cash flows from operating activities of $30.9 million, $36.0 million and $34.7 million for 2000, 1999 and 1998, respectively. In 2000, cash was provided by net income, before removing Keymark's share of the loss related to the Keybuilder.com, LLC joint venture, of $37.1 million and noncash expenses, such as depreciation and amortization, of $13.1 million. Operating cash flows were also increased by increases in trade accounts payable and accrued liabilities, totaling approximately $3.6 million. The Company's primary operating cash flow requirements resulted from increased levels of inventory and accounts receivable that were required as the Company's sales increased. In 2000, 1999 and 1998, the Company used cash of $14.1 million, $23.9 million and $10.8 million, respectively, to fund inventory and accounts receivable requirements. Prepayment of income taxes payable, increased deferred taxes and a decreased amount due for accrued cash profit sharing and commissions in the fourth quarter of 2000 also accounted for approximately $7.6 million cash used. The balance of the cash used in 2000 resulted from changes in the other current asset and liability accounts.

Cash used in investing activities was $20.5 million, $23.3 million and $20.0 million for 2000, 1999 and 1998, respectively. Asset acquisitions, primarily related to the purchase of ATS and Masterset, and capital expenditures related primarily to expanding capacity, decreased to $20.7 million in 2000 from $23.6 million in 1999. In 2000, approximately $2.5 million of such capital expenditures was used for real estate and related purchases.

Financing activities used net cash of $5.3 million in 2000 and provided $4.4 million and $3.4 million in 1999 and 1998, respectively. In 2000, cash was used primarily to repurchase the Company's Common Stock on the open market. Offsetting the buyback, approximately $0.9 million in cash was provided by the issuance of Common Stock through the exercise of stock options by employees of the Company.

The Company believes that cash generated by operations, borrowings available under its existing credit agreements, the majority of which have been renewed through at least November 2001, and other available financing will be sufficient for the Company's working capital needs and planned capital expenditures through at least 2001.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         SIMPSON MANUFACTURING CO., INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


  Financial Statements
    Report of Independent Accountants..................................... 25
    Consolidated Balance Sheets at December 31, 2000 and 1999............. 26
    Consolidated Statements of Operations for the years ended
      December 31, 2000, 1999 and 1998.................................... 27
    Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 1998, 1999 and 2000.................................... 28
    Consolidated Statements of Cash Flows for the years ended
      December 31, 2000, 1999 and 1998.................................... 29
    Notes to the Consolidated Financial Statements........................ 30

  Financial Statement Schedule
    Schedule II -- Valuation and Qualifying Accounts...................... 43

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders of Simpson Manufacturing Co., Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index on page 24 of this Form 10-K present fairly, in all material respects, the financial position of Simpson Manufacturing Co., Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP

San Francisco, California
February 9, 2001, except for Note 15
   for which the date is March 9, 2001

                SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                       DECEMBER 31,
                                                            ---------------------------------
                                                                2000                1999
                                                            -------------       -------------
                     ASSETS
Current assets
   Cash and cash equivalents                                $  59,417,658       $  54,509,610
   Trade accounts receivable, net                              45,584,186          42,420,223
   Inventories                                                 85,112,695          72,751,245
   Deferred income taxes                                        5,487,254           4,745,534
   Other current assets                                         5,040,017           1,323,215
                                                            -------------       -------------
     Total current assets                                     200,641,810         175,749,827

Property, plant and equipment, net                             63,822,513          61,143,524
Investments                                                       354,414             374,455
Other noncurrent assets                                        14,660,979           9,986,187
                                                            -------------       -------------
       Total assets                                         $ 279,479,716       $ 247,253,993
                                                            =============       =============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable and current portion of long-term debt      $     335,754       $     349,541
   Trade accounts payable                                      14,630,941          12,780,621
   Accrued liabilities                                          9,373,007           7,819,155
   Accrued profit sharing trust contributions                   3,929,043           3,504,286
   Accrued cash profit sharing and commissions                  2,979,060           4,531,861
   Accrued workers' compensation                                1,475,764           1,345,764
   Income taxes payable                                                --           3,362,254
                                                            -------------       -------------
       Total current liabilities                               32,723,569          33,693,482

Long-term debt, net of current portion                          2,069,028           2,414,562
Long-term liabilities                                             341,600             556,783
                                                            -------------       -------------
       Total liabilities                                       35,134,197          36,664,827
                                                            -------------       -------------

Minority interest in consolidated subsidiaries                    754,278                  --
                                                            -------------       -------------

Commitments and contingencies (Note 9)

Stockholders' equity
   Preferred Stock, par value $0.01; authorized
     shares, 5,000,000; issued and outstanding
     shares, none                                                      --                  --
   Common Stock, par value $0.01; authorized
     shares, 20,000,000; issued and
     outstanding shares, 11,966,732 and 12,018,839 at
     December 31, 2000 and 1999, respectively                  40,968,501          44,716,488
   Retained earnings                                          204,811,703         166,457,600
   Accumulated other comprehensive income                      (2,188,963)           (584,922)
                                                            -------------       -------------
     Total stockholders' equity                               243,591,241         210,589,166
                                                            -------------       -------------
       Total liabilities and stockholders' equity           $ 279,479,716       $ 247,253,993
                                                            =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------------
                                                       2000                1999               1998
                                                   -------------       -------------      -------------
Net sales                                          $ 369,087,813       $ 328,439,897      $ 279,081,489
Cost of sales                                        227,306,484         195,839,260        170,044,933
                                                   -------------       -------------      -------------
     Gross profit                                    141,781,329         132,600,637        109,036,556
                                                   -------------       -------------      -------------

Operating expenses
   Selling                                            37,409,957          32,204,008         24,706,371
   General and administrative                         44,633,965          37,845,480         33,100,454
                                                   -------------       -------------      -------------
                                                      82,043,922          70,049,488         57,806,825
                                                   -------------       -------------      -------------

     Income from operations                           59,737,407          62,551,149         51,229,731

Interest income, net                                   3,009,974           1,669,243            939,792
                                                   -------------       -------------      -------------

     Income before income taxes                       62,747,381          64,220,392         52,169,523

Provision for income taxes                            25,639,000          25,753,000         21,028,000
Minority interest                                     (1,245,722)                 --                 --
                                                   -------------       -------------      -------------

       Net income                                  $  38,354,103       $  38,467,392      $  31,141,523
                                                   =============       =============      =============

Net income per common share
   Basic                                           $        3.19       $        3.25      $        2.69
   Diluted                                         $        3.12       $        3.14      $        2.58

Weighted average number of shares outstanding
   Basic                                              12,022,704          11,837,315         11,560,454
   Diluted                                            12,294,922          12,233,865         12,048,197




The accompanying notes are an integral part of these consolidated financial statements.

                SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                                                                            ACCUMULATED
                                                                                                OTHER
                                                 COMMON STOCK                 RETAINED      COMPREHENSIVE
                                           SHARES            AMOUNT           EARNINGS          INCOME             TOTAL
                                         -----------       -----------      ------------      -----------       -----------
Balance, January 1, 1998                  11,517,113       $32,377,563      $ 96,848,685      $  (275,725)     $128,950,523
   Comprehensive income:
     Net income                                   --                --        31,141,523               --        31,141,523
     Other comprehensive income:
       Translation adjustment                     --                --                --         (155,965)         (155,965)
                                                                                                               ------------
   Comprehensive income                                                                                          30,985,558
   Options exercised                          57,147           576,343                --               --           576,343
   Tax benefit of options exercised               --           600,045                --               --           600,045
   Common stock issued at
     $33.3125 per share                        5,100           169,894                --               --           169,894
                                         -----------       -----------      ------------      -----------       -----------
Balance, December 31, 1998                11,579,360        33,723,845       127,990,208         (431,690)      161,282,363
   Comprehensive income:
     Net income                                   --                --        38,467,392               --        38,467,392
     Other comprehensive income:
       Translation adjustment                     --                --                --         (153,232)         (153,232)
                                                                                                               ------------
   Comprehensive income                                                                                          38,314,160
   Options exercised                         436,279         4,568,970                --               --         4,568,970
   Tax benefit of options exercised               --         6,303,873                --               --         6,303,873
   Common stock issued at
     $37.4375 per share                        3,200           119,800                --               --           119,800
                                         -----------       -----------      ------------      -----------      ------------
Balance, December 31, 1999                12,018,839        44,716,488       166,457,600         (584,922)      210,589,166
   Comprehensive income:
     Net income                                   --                --        38,354,103               --        38,354,103
     Other comprehensive income:
       Translation adjustment                     --                --                --       (1,604,041)       (1,604,041)
                                                                                                               ------------
   Comprehensive income                                                                                          36,750,062
   Options exercised                          77,673           902,898                --               --           902,898
   Tax benefit of options exercised               --         1,054,238                --               --         1,054,238
   Buyback of common stock                  (134,280)       (5,901,998)               --               --        (5,901,998)
   Common stock issued at
     $43.75 per share                          4,500           196,875                --               --           196,875
                                         -----------       -----------      ------------      -----------      ------------
Balance, December 31, 2000                11,966,732       $40,968,501      $204,811,703      $(2,188,963)     $243,591,241
                                         ===========       ===========      ============      ===========      ============


The accompanying notes are an integral part of these consolidated financial statements.

                SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            YEARS ENDED DECEMBER 31,
                                                                --------------------------------------------------
                                                                    2000               1999               1998
                                                                ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $ 38,354,103       $ 38,467,392       $ 31,141,523
                                                                ------------       ------------       ------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Loss (gain) on sale of capital equipment                        (55,969)           (44,649)            24,226
     Depreciation and amortization                                13,135,982         10,861,925          8,257,937
     Minority interest                                            (1,245,722)                --                 --
     Deferred income taxes and other long-term liabilities        (1,362,889)          (970,301)          (505,434)
     Equity in loss (income) of affiliates                           (23,195)           107,273             (9,000)
     Noncash compensation related to stock plans                     196,875            119,800            169,894
     Changes in operating assets and liabilities, net of
       effects of acquisitions:
       Trade accounts receivable, net                             (2,510,320)        (8,331,101)        (9,463,554)
       Inventories                                               (11,573,449)       (15,563,766)        (1,357,108)
       Other current assets                                       (1,233,190)           (40,401)           440,773
       Other noncurrent assets                                      (738,506)        (1,322,851)          (509,138)
       Trade accounts payable                                      2,023,783          1,019,384          2,948,041
       Accrued liabilities                                         1,620,192          2,227,864             84,388
       Accrued profit sharing trust contributions                    431,918            330,924            286,487
       Accrued cash profit sharing and commissions                (1,552,527)           512,055            924,972
       Accrued workers' compensation                                 130,000            466,492            220,000
       Income taxes payable                                       (4,726,708)         8,200,744          2,065,429
                                                                ------------       ------------       ------------
         Total adjustments                                        (7,483,725)        (2,426,608)         3,577,913
                                                                ------------       ------------       ------------

           Net cash provided by operating activities              30,870,378         36,040,784         34,719,436
                                                                ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                          (14,421,672)       (15,305,226)       (20,057,435)
   Proceeds from sale of capital equipment                           188,809            263,158             57,069
   Asset acquisitions, net of cash acquired and equity
     interest already owned                                       (6,250,783)        (8,266,403)                --
                                                                ------------       ------------       ------------
           Net cash used in investing activities                 (20,483,646)       (23,308,471)       (20,000,366)
                                                                ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of debt                                                  148,310            266,700          3,019,247
   Repayment of debt                                                (495,833)          (398,484)          (152,966)
   Buyback of common stock                                        (5,901,998)                --                 --
   Issuance of Company's common stock                                902,898          4,568,970            576,343
                                                                ------------       ------------       ------------
    Net cash provided by (used in) financing activities           (5,346,623)         4,437,186          3,442,624
                                                                ------------       ------------       ------------

Effect of exchange rate changes on cash                             (132,061)           (62,339)          (177,933)
                                                                ------------       ------------       ------------

           Net increase in cash and cash equivalents               4,908,048         17,107,160         17,983,761
Cash and cash equivalents at beginning of period                  54,509,610         37,402,450         19,418,689
                                                                ------------       ------------       ------------
Cash and cash equivalents at end of period                      $ 59,417,658       $ 54,509,610       $ 37,402,450
                                                                ============       ============       ============

       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR
   Interest, net of Amounts capitalized                         $    235,584       $    268,184       $    180,607
                                                                ============       ============       ============
   Income taxes                                                 $ 31,321,526       $ 18,964,736       $ 18,660,244
                                                                ============       ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Operations and Summary of Significant Accounting Policies

Nature of Operations

Simpson Manufacturing Co., Inc., through its subsidiaries Simpson Strong-Tie Company Inc. ("Simpson Strong-Tie") Simpson Dura-Vent Company, Inc. and its other subsidiaries (collectively, the "Company"), designs, engineers and manufactures wood-to-wood, wood-to-concrete and wood-to-masonry connectors and shearwalls and venting systems for gas and wood burning appliances and markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself markets. Simpson Strong-Tie also offers a line of adhesives, mechanical anchors and powder actuated tools for concrete, masonry and steel.

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

Inventory Valuation

Inventories are valued at the lower of cost or market, with cost determined under the last-in, first-out (LIFO) method, except in Europe, Canada and South America, where inventories of approximately $9,794,000 and $9,269,000 at December 31, 2000 and 1999, respectively, are valued using the first-in, first-out (FIFO) method.

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

Leasehold improvements are amortized using the straight-line method over the shorter of the expected life or the remaining term of the lease. Amortization of intangible assets is computed using the straight-line method over the estimated useful lives of the asset.

Product Research and Development Costs

Product research and development costs, which are included in cost of sales, were charged against income as incurred and approximated $2,226,000, $1,809,000 and $1,518,000 in 2000, 1999 and 1998, respectively.

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

Foreign Currency Translation

The local currency is the functional currency of the Company's operations in Europe and Canada. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the year. The translation adjustment resulting from this process is shown separately as a component of stockholders' equity. Foreign currency transaction gains or losses are included in the determination of net income.

Common Stock

Subject to the rights of holders of any Preferred Stock that may be issued in the future, holders of Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors (the "Board") out of legally available funds and in the event of liquidation, dissolution or winding-up of the Company, to share ratably in all assets available for distribution. The holders of Common Stock have no preemptive or conversion rights. Subject to the rights of any Preferred Stock that may be issued in the future, the holders of Common Stock are entitled to one vote per share on any matter submitted to a vote of the stockholders, except that, on giving notice as required by law and subject to compliance with other statutory conditions, stockholders may cumulate their votes in an election of directors, and each stockholder may give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of shares held by such stockholder or may distribute such stockholder's votes on the same principle among as many candidates as such stockholder thinks fit. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

The Rights will expire on July 29, 2009, or they may be redeemed by the Company at one cent per Right prior to that date. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company. One million shares of the Company's Preferred Stock have been designated Series A Participating Preferred Stock and reserved for issuance on exercise of the Rights. No event during 2000 made the Rights exercisable.

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

The following is a reconciliation of basic earnings per share ("EPS") to diluted
EPS:

                                                      2000                                            1999
                                   ------------------------------------------       ------------------------------------------
                                                                      PER                                              PER
                                     INCOME          SHARES          SHARE            INCOME          SHARES          SHARE
                                   ----------      ----------      ----------       -----------     ----------      ----------
BASIC EPS
Income available to
  common stockholders              $38,354,103     12,022,704      $     3.19       $38,467,392     11,837,315      $     3.25

EFFECT OF DILUTIVE SECURITIES
Stock options                               --        272,218           (0.07)               --        396,550           (0.11)
                                   -----------     ----------      ----------       -----------     ----------      ----------

DILUTED EPS
Income available to
  common stockholders              $38,354,103     12,294,922      $     3.12       $38,467,392     12,233,865      $     3.14
                                   ===========     ==========      ==========       ===========     ==========      ==========


                                                        1998
                                     ------------------------------------------
                                                                        PER
                                      INCOME          SHARES           SHARE
                                     ----------      ----------      ----------
BASIC EPS
Income available to
  common stockholders                $31,141,523     11,560,454      $     2.69

EFFECT OF DILUTIVE SECURITIES
Stock options                                --         487,743           (0.11)
                                     ----------      ----------      ----------

DILUTED EPS
Income available to
  common stockholders                $31,141,523     12,048,197      $     2.58
                                     ===========     ==========      ==========


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

Adoption of Statements of Financial Accounting Standards

In June 2000, Financial Accounting Standards Board ("FASB") statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB statement No. 133" was issued. FASB statement No. 133 was amended by FASB statement No. 137, which deferred the effective date of implementation to the first quarter of fiscal years beginning after June 15, 2000. FASB statement No. 133 requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair value of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not believe that the implementation of this standard will have a material effect on its financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2000 presentation with no effect on net income or retained earnings as previously reported.


2. Acquisitions

In July 2000, Simpson Strong-Tie purchased the assets of Anchor Tiedown Systems, Inc. ("ATS"). ATS manufactures and distributes a product line used to anchor multi-story buildings with a threaded rod hold down system. The purchase price was approximately $4.6 million in cash. In December 2000, Simpson Strong-Tie purchased the assets of Masterset Fastening Systems, Inc. ("Masterset") for approximately $2.3 million in cash plus an earnout of up to $0.3 million. Masterset sells a system of specially designed powder actuated fasteners and installation tools.

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


3.       Trade Accounts Receivable

Trade accounts receivable consist of the following:

                                             DECEMBER 31,
                                     -------------------------------
                                          2000               1999
                                     ------------       ------------
Trade accounts receivable            $ 47,119,344       $ 43,952,137
Allowance for doubtful accounts        (1,201,289)        (1,203,147)
Allowance for sales discounts            (333,869)          (328,767)
                                     ------------       ------------
                                     $ 45,584,186       $ 42,420,223
                                     ============       ============

The Company sells product on credit and generally does not require collateral.

4. Inventories

The components of inventories consist of the following:

                                                                            DECEMBER 31,
                                                                  -------------------------------
                                                                       2000             1999
                                                                  --------------    -------------
    Raw materials                                                 $   26,883,866    $  22,816,584
    In-process products                                               10,863,721        7,593,038
    Finished products                                                 47,365,108       42,341,623
                                                                  --------------    -------------
                                                                  $   85,112,695    $  72,751,245
                                                                  ==============    =============

At December 31, 2000, the replacement value of LIFO inventories exceeded LIFO cost by approximately $157,000. At December 31, 1999, LIFO cost exceeded the replacement value of LIFO inventories by approximately $1,503,000.


5. Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

                                                                            DECEMBER 31,
                                                                  -------------------------------
                                                                       2000             1999
                                                                  --------------    -------------
    Land                                                          $    4,454,322    $   4,316,015
    Buildings and site improvements                                   27,634,848       26,724,935
    Leasehold improvements                                             4,042,063        3,942,613
    Machinery and equipment                                           88,221,556       81,147,265
                                                                  --------------    -------------
                                                                     124,352,789      116,130,828
    Less accumulated depreciation and amortization                   (69,293,151)     (58,949,908)
                                                                  ---------------   --------------
                                                                      55,059,638       57,180,920
    Capital projects in progress                                       8,762,875        3,962,604
                                                                  --------------    -------------
                                                                  $   63,822,513    $  61,143,524
                                                                  ==============    =============

Included in property, plant and equipment at December 31, 2000 and 1999, are fully depreciated assets with an original cost of approximately $26,475,000 and $24,453,000, respectively. These fully depreciated assets are still in use in the Company's operations.


6. Investments

The Company's 49% investment in Bulldog-Simpson GmbH is accounted for using the equity method. The Company's equity in the earnings or losses of its equity investments was not material in any of the three years in the period ended December 31, 2000.


7.       Accrued Liabilities

Accrued liabilities consist of the following:

                                                                            DECEMBER 31,
                                                                  -------------------------------
                                                                       2000             1999
                                                                  --------------    -------------
    Sales incentive and advertising allowances                    $    4,372,473    $   3,138,607
    Vacation liability                                                 1,713,400        1,505,409
    Other                                                              3,287,134        3,175,139
                                                                  --------------    -------------
                                                                  $    9,373,007    $   7,819,155
                                                                  ==============    =============

8. Debt

The outstanding debt at December 31, 2000 and 1999, and the available credit at December 31, 2000, consisted of the following:


                                                            AVAILABLE ON
                                                           CREDIT FACILITY           DEBT OUTSTANDING
                                                           AT DECEMBER 31,            AT DECEMBER 31,
                                                                              -------------------------------
                                                               2000               2000               1999
                                                           ------------       ------------       ------------
Revolving line of credit, interest at bank's
   reference rate less 0.5% (at December 31,
   2000, the bank's reference rate less 0.5%
   was 9.0%), matures November 2001,
   commitment fees are paid at the annual
   rate of 0.125% on the unused portion of
   the facility                                            $ 12,243,241      $          --      $          --

Revolving term commitment, interest at
   bank's prime rate less 0.5% (at December
   31, 2000, the bank's prime rate less 0.5%
   was 9.0%), matures September 2002,
   commitment fees are paid at the annual
   rate of 0.125% on the unused portion of
   the facility                                               8,344,838                 --                 --

Revolving line of credit, interest rate at
   the bank's base rate of interest plus 2%
   (at December 31, 2000, this rate was
   8.0%), matures July 2001, has an annual
   commission charge of 0.45%                                   373,190                 --                 --

Term loan, interest at LIBOR plus 1.375% (at
   December 31, 2000, LIBOR plus 1.375% was
   8.0213%), expires May 2008                                        --          2,250,000          2,550,000

Term loan, fixed interest rate of 5.3%,
  expires September 2006                                             --            119,028            164,562

Standby letter of credit facilities                           2,411,921                 --                 --

Other notes payable                                                  --             35,754             49,541
                                                           ------------       ------------       ------------
                                                             23,373,190          2,404,782          2,764,103
Less current portion                                                              (335,754)          (349,541)
                                                                              ------------       ------------
                                                                              $  2,069,028       $  2,414,562
                                                                              ============       ============
Less standby letters of credit issued and outstanding        (2,411,921)
Net credit available                                       $ 20,961,269
                                                           ============

The revolving lines of credit are guaranteed by the Company and its subsidiaries. At December 31, 2000, the Company had three outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $1,710,324, were used to support the Company's self-insured workers' compensation insurance requirements. The third, in the amount of $701,597, was used to guarantee performance on the Company's leased facility in the UK. These letters of credit mature between November 2001 and September 2002.

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

Some of the properties were leased from partnerships formed by certain current and former Company stockholders, directors, officers and employees. Rental expenses under these related party leases were as follows:


                                                                      YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                                2000            1999           1998
                                                            -------------  -------------  --------------
    Simpson Investment Company                              $     197,594  $     185,100  $      185,100
    Doolittle Investors                                           253,080        253,080         239,400
    Vacaville Investors                                           437,640        437,640         437,640
    Vicksburg Investors                                           367,013        354,868         353,411
    Columbus Westbelt Investment Co.                              592,381        581,064         581,064
                                                            -------------  -------------  --------------
                                                            $   1,847,708  $   1,811,752  $    1,796,615
                                                            =============  =============  ==============

Rental expense for 2000, 1999 and 1998 with respect to all other leased property was approximately $2,658,000, $2,362,000 and $2,285,000, respectively.

At December 31, 2000, minimum rental commitments under all noncancelable leases are as follows:

                  2001                                $   6,035,799
                  2002                                    5,083,545
                  2003                                    4,608,552
                  2004                                    3,977,430
                  2005                                    3,818,462
                  Thereafter                              8,768,886
                                                      -------------
                                                      $  32,292,674
                                                      =============

Some of these minimum rental commitments that involve the related parties described above, contain renewal options and provide for periodic rental adjustments based on changes in the consumer price index or current market rental rates.

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


10. Income Taxes

The provision for income taxes consists of the following:

                                                                  YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------------
                                                           2000             1999              1998
                                                      -------------     -------------    --------------
    Current
       Federal                                        $  21,885,000     $  22,509,000    $   18,075,000
       State                                              4,901,000         4,354,000         3,345,000
       Foreign                                                4,000            97,000            82,000
    Deferred                                             (1,151,000)       (1,207,000)         (474,000)
                                                      --------------    --------------   ---------------
                                                      $  25,639,000     $  25,753,000    $   21,028,000
                                                      =============     =============    ==============


Reconciliations between the statutory federal income tax rates and the Company's effective income tax rates as a percentage of income before income taxes are as follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                    2000          1999          1998
                                                                 ---------      --------      ---------
    Federal tax rate                                                 35.0%         35.0%          35.0%
    State taxes, net of federal benefit                               4.6%          4.3%           4.5%
    Other                                                             0.5%          0.8%           0.8%
                                                                 ---------      --------      ---------
       Effective income tax rate                                     40.1%         40.1%          40.3%
                                                                 =========      ========      =========

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 2000, 1999 and 1998, were as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                 2000              1999              1998
                                                              -----------       ----------       -----------
    Current deferred tax assets
       State tax                                              $ 1,680,197       $1,488,904       $ 1,170,805
       Compensation related to stock plans                         83,375           46,728           128,657
       Workers' compensation                                      584,912          298,808           115,436
       Health claims                                              486,665          604,580           435,294
       Vacation                                                   642,637          555,420           399,472
       Accounts receivable allowance                              567,577          600,439           573,265
       Inventory allowance                                      1,252,000          874,726           619,447
       Sales incentive and advertising allowances                  87,489          125,277           163,008
       Other                                                      102,402          150,652           144,215
                                                              -----------       ----------       -----------
                                                              $ 5,487,254       $4,745,534       $ 3,749,599
                                                              ===========       ==========       ===========

    Long-term deferred tax assets (liabilities)
       Depreciation                                           $ 1,377,291       $1,161,552       $   911,723
       Goodwill amortization                                      715,992          560,479           602,182
       Other                                                     (484,595)        (419,829)         (421,710)
                                                              -----------       ----------       -----------
                                                              $ 1,608,688       $1,302,202       $ 1,092,195
                                                              ===========       ==========       ===========

No valuation allowance has been recorded for deferred tax assets for the years ended December 31, 2000, 1999 and 1998, due to the Company's taxable income in 2000 and prior years.


11. Profit Sharing and Pension Plans

The Company has five profit sharing plans covering substantially all salaried employees and nonunion hourly employees. Two of the plans, covering U.S. employees, provide for annual contributions in amounts that the Board of Directors may authorize, subject to certain limitations, but in no event more than the amounts permitted under the Internal Revenue Code as deductible expense. The other three plans, covering the Company's European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees' compensation. The total cost for these profit sharing plans for the years ended December 31, 2000, 1999 and 1998, was approximately $4,009,000, $3,360,000 and $3,078,000, respectively.

The Company also contributes to various industry-wide, union-sponsored defined benefit pension funds for union, hourly employees. Payments to these funds aggregated approximately $1,149,000, $977,000 and $809,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


12. Related Party Transactions

The Chairman and the President and Chief Executive Officer of the Company, who are directors and significant stockholders of the Company, served as directors and officers of the Simpson PSB Fund (a charitable organization) until October 1997. The Company contributed $75,496 to this organization in 1998. The Chairman and the President and Chief Executive Officer of the Company were again appointed as directors and officers of the Simpson PSB Fund in January 1999.

Refer to Note 9 regarding related party transactions involving Company leases.

13. Stock Bonus and Stock Options Plans

The Company applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its non-qualified stock option plan as stock options granted under this plan have an exercise price equal to 100% of the market price on the date of grant. If the compensation cost for this plan had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the pro forma effect on the Company's net income and earnings per share in 2000, 1999 and 1998 would have been:

                                                                         YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                   2000             1999              1998
                                                              -------------     -------------    -------------
    Net income, as reported                                   $  38,354,103     $  38,467,392    $  31,141,523
    Pro forma                                                    37,517,425        37,458,366       30,423,968

    Diluted earnings per share, as reported                            3.12              3.14             2.58
    Pro forma                                                          3.05              3.06             2.53

The fair value of each option granted was estimated on the date of grant using the Black-Sholes option-pricing model with the following assumptions for 2000, 1999 and 1998, respectively: risk-free interest rate of 4.86%, 4.60% and 4.63% for 2000, 1999 and 1998, respectively; no dividend yield for all years; expected lives of 6.3 years for options committed to be granted for 2000 and 6.2 for options granted for 1999 and 1998; and volatility of 29.7% for 2000, 30.4% for 1999 and 30.7% for 1998. The weighted average fair value per share of options granted during 2000, 1999 and 1998 was $21.78, $17.49 and $15.09, respectively.

The Company currently has two stock option plans. The first is principally for the Company's employees and the second is for the Company's independent directors. Last year, the Company met some of the operating goals established for one of its stock option plans and has committed to grant options to purchase 7,000 shares for the year 2000. During 1999 and 1998, the Company met most of the operating goals established for both of its stock option plans and accordingly, and granted options to purchase 143,250 and 118,750 shares for 1999 and 1998, respectively. These options have an exercise price of $51.00 per share for 2000, and an exercise price range of $38.94 to $48.13 per share for 1999 and an exercise price range of $36.63 to $41.18 per share for 1998.

The following table summarizes the Company's stock option activity for the years ended December 31, 2000, 1999 and 1998:

                                                 2000                             1999                             1998
                                      ---------------------------      ---------------------------      ---------------------------
                                                       WEIGHTED-                         WEIGHTED-                        WEIGHTED-
                                                        AVERAGE                          AVERAGE                           AVERAGE
                                                        EXERCISE                         EXERCISE                         EXERCISE
  NON-QUALIFIED STOCK OPTIONS           SHARES           PRICE           SHARES           PRICE           SHARES            PRICE
                                      ----------       ----------      ----------       ----------      ----------       ----------
Outstanding at beginning of year         738,990       $    26.08       1,033,019       $    17.05         978,917       $    14.29
   Granted                                 7,000            51.00         143,250            43.65         118,750            37.44
   Exercised                             (77,673)           11.62        (436,279)           10.49         (57,147)           10.09
   Forfeited                              (5,670)           37.93          (1,000)           33.90          (7,501)           31.37
                                      ----------                       ----------                       ----------
Outstanding at end of year               662,647            27.93         738,990            26.08       1,033,019            17.05
                                      ==========                       ==========                       ==========


The number of stock options exercisable at the end of 2000, 1999 and 1998 was 448,930, 414,817 and 740,638, respectively.

The following table summarizes information about the Company's stock options outstanding at December 31, 2000:

                                                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                   ----------------------------------------------     -------------------------------
                                                     WEIGHTED-
                                       NUMBER         AVERAGE         WEIGHTED-          NUMBER           WEIGHTED-
                                    OUTSTANDING      REMAINING         AVERAGE         OUTSTANDING        AVERAGE
                                    AT DECEMBER     CONTRACTUAL        EXERCISE         AT DECEMBER       EXERCISE
   RANGE OF EXERCISE PRICES          31, 2000           LIFE           PRICE            31, 2000            PRICE
   ------------------------        -------------    -------------   -------------     ------------       ------------
      $           3.64                 31,112         0.5 years      $       3.64            31,112      $       3.64
      $          11.50                 70,476         0.4 years             11.50            70,476             11.50
      $10.00 to $11.28                 46,208         1.1 years             10.23            46,208             10.23
      $          13.50                 58,716         2.0 years             13.50            58,716             13.50
      $23.00 to $29.25                 90,054         3.0 years             23.08            84,152             23.11
      $33.31 to $37.31                106,045         4.0 years             33.37            74,718             33.38
      $36.63 to $41.18                112,493         5.0 years             37.45            50,934             37.43
      $38.94 to $48.13                140,543         6.0 years             43.65            32,614             43.23
      $          51.00                  7,000         7.0 years             51.00                --                --
                                      -------                                          ------------
       $3.64 to $51.00                662,647         3.6 years             27.93           448,930             19.01
                                      =======                                          ============


The tax benefit to the Company from the exercise of stock options, a reduction of the Company's income tax payable, was $1,054,238, $6,303,873 and $600,045 for 2000, 1999 and 1998, respectively.

The Company also maintains a Stock Bonus Plan whereby, for each ten years of continuous employment with the Company, each employee who does not participate in one of the Company's stock option plans receives 100 shares of common stock. In 2000, 1999 and 1998, the Company committed to issue 2,700, 4,500 and 3,200 shares, respectively, which resulted in compensation charges of $210,359, $353,149 and $203,500, respectively. The shares are issued in the year following the year in which they are earned.


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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of December 31, 2000, 1999 and 1998, or for the years then ended:

                                      CONNECTOR          VENTING
              2000                    PRODUCTS          PRODUCTS         ALL OTHER           TOTAL
-------------------------------     -------------    -------------     -------------    -------------
Net sales                           $ 303,774,000    $  65,314,000     $          --    $ 369,088,000
Income from operations                 51,068,000        8,676,000            (7,000)      59,737,000
Depreciation and amortization          10,951,000        2,063,000           122,000       13,136,000
Capital expenditures and
  acquisitions                         18,277,000        2,226,000           169,000       20,672,000
Total assets                          171,997,000       43,067,000        64,416,000      279,480,000

                                      CONNECTOR          VENTING
              1999                    PRODUCTS          PRODUCTS         ALL OTHER           TOTAL
-------------------------------     -------------    -------------     -------------    -------------
Net sales                           $ 260,943,000    $  67,497,000     $          --    $ 328,440,000
Income from operations                 51,902,000       10,628,000            21,000       62,551,000
Depreciation and amortization           8,895,000        1,867,000           100,000       10,862,000
Capital expenditures and
  acquisitions                         21,642,000        1,930,000                --       23,572,000
Total assets                          148,328,000       38,828,000        60,098,000      247,254,000

                                      CONNECTOR          VENTING
              1998                    PRODUCTS          PRODUCTS         ALL OTHER           TOTAL
-------------------------------     -------------    -------------     -------------    -------------
Net sales                           $ 220,319,000    $  58,762,000     $          --    $ 279,081,000
Income from operations                 42,674,000        8,709,000          (153,000)      51,230,000
Depreciation and amortization           6,738,000        1,417,000           103,000        8,258,000
Capital expenditures and
  acquisitions                         11,509,000        8,548,000                --       20,057,000
Total assets                          115,507,000       35,095,000        40,998,000      191,600,000


Cash collected by the Company's subsidiaries is routinely transferred into the Company's cash management accounts, and therefore, has been included in the total assets of the segment entitled "All Other." Cash balances in this segment were approximately $54,183,000, $53,682,000 and $36,433,000 as of December 31,
2000, 1999 and 1998, respectively.

The following table illustrates how the Company's net sales and long-lived assets are distributed geographically as of December 31, 2000, 1999 and 1998, or for the years then ended.

                                   2000                          1999                           1998
                      -----------------------------  -----------------------------  ----------------------------
                            NET        LONG-LIVED          NET        LONG-LIVED         NET         LONG-LIVED
                           SALES         ASSETS           SALES         ASSETS          SALES          ASSETS
                      --------------  -------------  -------------   -------------  -------------  -------------
United States         $  347,516,000  $  64,615,000  $ 310,300,000   $  55,097,000  $ 265,201,000  $  50,753,000
Other countries           21,572,000     12,615,000     18,140,000      15,105,000     13,880,000      6,891,000
                      --------------  -------------  -------------   -------------  -------------  -------------
                      $  369,088,000  $  77,230,000  $ 328,440,000   $  70,202,000  $ 279,081,000  $  57,644,000
                      ==============  =============  =============   =============  =============  =============


Net sales and long-lived assets are attributable to the country where the operations are located.

In 2000, net sales of approximately 12% were from one customer and were attributable mostly to the Connector segment.

15. Subsequent Events

In January 2001, SSTI acquired 100% of the shares of BMF Bygningsbeslag A/S ("BMF") of Denmark for $12.8 million in cash with an additional amount of approximately $2.6 million possible based on operating performance. BMF manufactures and distributes connector products in northern and central Europe.

Also in January 2001, the Company reached agreements to amended a certain related party lease and to exercise an option to purchase the property which is subject to another related party lease. Both of the transactions relate to properties that are located in San Leandro, California. Both of the transactions were unanimously approved by the outside members of the Board of Directors. The Doolittle Investors lease was extended through December 31, 2009, and the option to purchase the property from Simpson Investment Company has been exercised and is expected to close in May 2001 (See Note 9).

The effect of these changes on the Company's future minimum rental commitments is as follows:

                                                 Minimum Rental
                                                 Commitments at                              Revised Future
                                                  December 31,            Effect of          Minimum Rental
                                                      2000              Modifications          Commitments
                                                 -------------         -------------         -------------
         2001                                    $   6,035,799         $    (131,729)        $   5,904,070
         2002                                        5,083,545               367,992             5,451,537
         2003                                        4,608,552               367,992             4,976,544
         2004                                        3,977,430               367,992             4,345,422
         2005                                        3,818,462               367,992             4,186,454
         Thereafter                                  8,768,886             1,471,968            10,240,854
                                                 -------------         -------------         -------------
                                                 $  32,292,674         $   2,812,207         $  35,104,881
                                                 =============         =============         =============

                                                                     SCHEDULE II

                SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


    COLUMN A                              COLUMN B                COLUMN C                 COLUMN D          COLUMN E
                                                                  ADDITIONS
                                                         ---------------------------
                                                           CHARGED        CHARGED
                                         BALANCE AT       TO COSTS        TO OTHER                           BALANCE
                                         BEGINNING          AND          ACCOUNTS --                          AT END
    CLASSIFICATION                        OF YEAR         EXPENSES        WRITE-OFFS       DEDUCTIONS         OF YEAR
    --------------                      -----------      -----------      -----------      -----------      -----------
YEAR ENDED DECEMBER 31, 2000
  Allowance for doubtful accounts       $ 1,203,147      $   684,356      $        --      $   686,214      $ 1,201,289
  Allowance for obsolete inventory        1,641,746        2,439,787               --        1,080,741      $ 3,000,792

YEAR ENDED DECEMBER 31, 1999
  Allowance for doubtful accounts         1,173,656          646,236               --          616,745        1,203,147
  Allowance for obsolete inventory          944,331          967,074               --          269,659        1,641,746

YEAR ENDED DECEMBER 31, 1998
  Allowance for doubtful accounts         1,539,691          767,339               --        1,133,374        1,173,656
  Allowance for obsolete inventory          742,578          212,334               --           10,581          944,331

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 18, 2001, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 2000, which will set forth certain information with respect to the directors and executive officers of the Registrant and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 18, 2001, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 2000, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 18, 2001, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 2000, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 18, 2001, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 2000, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        a.     Exhibits

               10.1 Asset Purchase Agreement, dated November 17, 2000, between Masterset Fastening Systems, Inc., Brian Berry, John E. Swiggard, Manzo Associates Inc. and Leo V. Peterson and Simpson Strong-Tie Company Inc.

               10.2 Share Purchase Agreement, dated January 11, 2001, between Simpson Strong-Tie International, Inc. and BMF Holdings A/S.

               11.    Statement re computation of earnings per share.

               21.    List of Subsidiaries of the Registrant.

               23.    Consent of Independent Accountants.

        b.     Reports on Form 8-K

               Report on Form 8-K, dated December 1, 2000, reporting under Item 5 that the Company acquired the assets of Masterset Fastening Systems, Inc.

                                   SIGNATURES

    Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    Dated:  March 29, 2001                  SIMPSON MANUFACTURING CO., INC.
                                       -----------------------------------------
                                                     (Registrant)


                                  By   /s/ Michael J. Herbert
                                       -----------------------------------------
                                                 Michael J. Herbert
                                               Chief Financial Officer
                                             and Duly Authorized Officer
                                                  of the Registrant


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

               Signature                                     Title                          Date
               ---------                                     -----                          ----
    CHIEF EXECUTIVE OFFICER:

      /s/    Thomas J Fitzmyers                      President, Chief Executive         March 29, 2001
--------------------------------------------         Officer and Director
            (Thomas J Fitzmyers)


    CHIEF FINANCIAL OFFICER:

      /s/    Michael J. Herbert                      Chief Financial Officer,           March 29, 2001
--------------------------------------------         Treasurer and Secretary
            (Michael J. Herbert)


    DIRECTORS:

      /s/      Barclay Simpson                       Chairman of the Board              March 29, 2001
--------------------------------------------
              (Barclay Simpson)


      /s/       Earl F. Cheit                        Director                           March 29, 2001
--------------------------------------------
               (Earl F. Cheit)


      /s/     Stephen B. Lamson                      Director                           March 29, 2001
--------------------------------------------
             (Stephen B. Lamson)


      /s/      Peter N. Louras                       Director                           March 29, 2001
--------------------------------------------
              (Peter N. Louras)


      /s/    Sunne Wright McPeak                     Director                           March 29, 2001
--------------------------------------------
            (Sunne Wright McPeak)


      /s/   Barry Lawson Williams                    Director                           March 29, 2001
--------------------------------------------
           (Barry Lawson Williams)



EXHIBITS            DESCRIPTION
--------            -----------
10.1                Asset Purchase Agreement, dated November 17, 2000, between
                    Masterset Fastening Systems, Inc., Brian Berry, John E.
                    Swiggard, Manzo Associates Inc. and Leo V. Peterson and
                    Simpson Strong-Tie Company Inc.

10.2                Share Purchase Agreement, dated January 11, 2001, between
                    Simpson Strong-Tie International, Inc. and BMF Holdings A/S.
11.                 Statement re computation of earnings per share.

21.                 List of Subsidiaries of the Registrant.

23.                 Consent of Independent Accountants.

