Form 10-Q
period 2001-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2001-05-14
CIK 920371

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended: MARCH 31, 2001

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ___________


Commission file number: 0-23804


                         SIMPSON MANUFACTURING CO., INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                  94-3196943
----------------------------------------------              -------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
                  or organization)                          Identification No.)

               4120 DUBLIN BOULEVARD, SUITE 400, DUBLIN, CA 94568
            ---------------------------------------------------------
                    (Address of principal executive offices)


      (Registrant's telephone number, including area code): (925) 560-9000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

    The number of shares of the Registrant's Common Stock outstanding as of March 31, 2001: 12,084,713

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 31,
                                                       ---------------------------------
                                                                  (UNAUDITED)                   DECEMBER 31,
                                                           2001                2000                 2000
                                                       -------------       -------------       -------------
                    ASSETS
Current assets
   Cash and cash equivalents                           $  41,784,481       $  45,551,211       $  59,417,658
   Trade accounts receivable, net                         58,975,024          52,893,480          45,584,186
   Inventories                                            93,635,319          76,898,347          85,269,695
   Deferred income taxes                                   5,956,712           5,684,187           5,420,091
   Other current assets                                    3,811,698           2,156,309           5,040,017
                                                       -------------       -------------       -------------
     Total current assets                                204,163,234         183,183,534         200,731,647

Property, plant and equipment, net                        69,648,429          60,662,207          63,822,513
Investments                                                  343,605             363,646             354,414
Other noncurrent assets                                   23,413,149          12,255,670          14,660,979
                                                       -------------       -------------       -------------
       Total assets                                    $ 297,568,417       $ 256,465,057       $ 279,569,553
                                                       =============       =============       =============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable and current
     portion of long-term debt                         $   2,866,842       $     487,549       $     335,754
   Trade accounts payable                                 13,207,540          10,192,763          14,630,941
   Accrued liabilities                                     8,427,641           7,436,206           9,373,007
   Income taxes payable                                    3,031,096           7,482,869                  --
   Accrued profit sharing trust contributions              5,038,061           1,135,525           3,929,043
   Accrued cash profit sharing and commissions             4,099,837           4,808,670           2,979,060
   Accrued workers' compensation                           1,475,764           1,445,764           1,475,764
                                                       -------------       -------------       -------------
     Total current liabilities                            38,146,781          32,989,346          32,723,569

Long-term debt, net of current portion                     4,565,881           2,398,651           2,069,028
Deferred income taxes and long-term liabilities              206,372             423,932             341,600
                                                       -------------       -------------       -------------
     Total liabilities                                    42,919,034          35,811,929          35,134,197
                                                       -------------       -------------       -------------

Minority interest in consolidated subsidiaries               456,874           1,804,040             754,278
                                                       -------------       -------------       -------------
Commitments and contingencies (Notes 5 and 6)

Stockholders' equity
   Common stock                                           44,297,473          44,901,418          40,968,501
   Retained earnings                                     213,881,694         174,833,245         204,901,540
   Accumulated other comprehensive income                 (3,986,658)           (885,575)         (2,188,963)
                                                       -------------       -------------       -------------
     Total stockholders' equity                          254,192,509         218,849,088         243,681,078
                                                       -------------       -------------       -------------
       Total liabilities and stockholders' equity      $ 297,568,417       $ 256,465,057       $ 279,569,553
                                                       =============       =============       =============


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED
                                                 MARCH 31,
                                     -------------------------------
                                         2001               2000
                                     ------------       ------------
Net sales                            $ 94,823,953       $ 84,615,539
Cost of sales                          57,687,565         50,779,161
                                     ------------       ------------
     Gross profit                      37,136,388         33,836,378
                                     ------------       ------------
Operating expenses:
   Selling                             10,779,049          8,553,122
   General and administrative          11,893,980         10,648,327
                                     ------------       ------------
                                       22,673,029         19,201,449
                                     ------------       ------------
     Income from operations            14,463,359         14,634,929

Interest income, net                      460,277            643,875
                                     ------------       ------------
     Income before income taxes        14,923,636         15,278,804

Provision for income taxes              6,240,886          6,186,316
Minority interest                        (297,404)          (195,960)
                                     ------------       ------------
     Net income                      $  8,980,154       $  9,288,448
                                     ============       ============

Net income per common share

    Basic                            $       0.75       $       0.77
    Diluted                          $       0.73       $       0.76

Number of shares outstanding

    Basic                              12,037,073         12,020,446
    Diluted                            12,277,485         12,277,453


                SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                -----------------------------
                                                    2001             2000
                                                -----------       -----------
Net income                                      $ 8,980,154       $ 9,288,448
Other comprehensive income, net of tax:
  Foreign currency translation adjustments       (1,797,695)         (300,653)
                                                -----------       -----------
Comprehensive income                            $ 7,128,459       $ 8,987,795
                                                ===========       ===========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       THREE MONTHS
                                                                       ENDED MARCH 31,
                                                              -------------------------------
                                                                  2001               2000
                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $  8,980,154       $  9,288,448
                                                              ------------       ------------
   Adjustments to reconcile net income to net cash
     used in operating activities:
     Gain on sale of capital equipment                             (13,231)            (1,700)
     Depreciation and amortization                               4,061,496          3,248,640
     Minority interest                                            (297,404)          (195,960)
     Deferred income taxes and long-term liabilities              (249,358)          (472,402)
     Noncash compensation related to stock plans                   137,700                 --
     Changes in operating assets and liabilities, net of
       effects of acquisitions:
       Trade accounts receivable                               (12,627,922)       (10,571,756)
       Inventories                                              (3,608,389)        (5,742,118)
       Trade accounts payable                                   (3,732,705)        (2,519,618)
       Income taxes payable                                      7,260,210          4,179,992
       Accrued profit sharing trust contributions                1,117,647         (2,367,051)
       Accrued cash profit sharing and commissions               1,121,057            276,818
       Other current assets                                       (677,364)          (869,220)
       Accrued liabilities                                      (1,381,804)          (356,846)
       Accrued workers' compensation                                    --            100,000
       Other noncurrent assets                                  (1,651,658)          (623,264)
                                                              ------------       ------------
        Total adjustments                                      (10,541,725)       (15,914,485)
                                                              ------------       ------------

        Net cash used in operating activities                   (1,561,571)        (6,626,037)
                                                              ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                         (5,139,277)        (2,548,553)
   Asset acquisitions, net of cash acquired                    (13,489,924)           (54,698)
   Proceeds from sale of equipment                                     743              8,376
                                                              ------------       ------------
     Net cash used in investing activities                     (18,628,458)        (2,594,875)
                                                              ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of debt                                              1,324,928            149,785
   Repayment of debt                                               (53,714)           (15,551)
   Issuance of common stock                                      1,399,816            127,618
                                                              ------------       ------------
     Net cash provided by financing activities                   2,671,030            261,852
                                                              ------------       ------------

Effect of exchange rate changes on cash                           (114,178)               661
                                                              ------------       ------------

       Net decrease in cash and cash equivalents               (17,633,177)        (8,958,399)
Cash and cash equivalents at beginning of period                59,417,658         54,509,610
                                                              ------------       ------------
Cash and cash equivalents at end of period                    $ 41,784,481       $ 45,551,211
                                                              ============       ============


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                SIMPSON MANUFACTURING CO., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America have been condensed or omitted. These interim statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Simpson Manufacturing Co., Inc.'s (the "Company's") 2000 Annual Report on Form 10-K (the "2000 Annual Report").

The unaudited quarterly condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments, except for the change in accounting for inventory described in Note 3) necessary to present fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States of America. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company's quarterly results may be subject to fluctuations. As a result, the Company believes the results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period.

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

The following is a reconciliation of basic earnings per share ("EPS") to diluted
EPS:

                                         THREE MONTHS ENDED                   THREE MONTHS ENDED
                                           MARCH 31, 2001                        MARCH 31, 2000
                                 ------------------------------------  ------------------------------------
                                                                PER                                   PER
                                   INCOME        SHARES        SHARE     INCOME       SHARES         SHARE
                                 ----------    ----------    --------  ----------    ----------    --------
BASIC EPS
Income available to
 common stockholders             $8,980,154    12,037,073    $   0.75  $9,288,448    12,020,446    $   0.77

EFFECT OF DILUTIVE SECURITIES
Stock options                            --       240,412       (0.02)         --       257,007       (0.01)
                                 ----------    ----------    --------  ----------    ----------    --------

DILUTED EPS
Income available to
 common stockholders             $8,980,154    12,277,485    $   0.73  $9,288,448    12,277,453    $   0.76
                                 ==========    ==========    ========  ==========    ==========    ========

Adoption of Statements of Financial Accounting Standards

In January 2001, the Company adopted Financial Accounting Standards Board ("FASB") statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The adoption of this standard by the Company has not had a material effect on its financial position as of March 31, 2001, or results of operations for the period then ended.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2001 presentation with no effect on net income or retained earnings as previously reported.

2. Trade Accounts Receivable

Trade accounts receivable consist of the following:

                                              AT MARCH 31,
                                     -------------------------------       AT DECEMBER 31,
                                         2001               2000               2000
                                     ------------       ------------       ---------------
Trade accounts receivable            $ 60,999,878       $ 54,461,542       $ 47,119,344
Allowance for doubtful accounts        (1,480,256)        (1,088,601)        (1,201,289)
Allowance for sales discounts            (544,598)          (479,461)          (333,869)
                                     ------------       ------------       ------------
                                     $ 58,975,024       $ 52,893,480       $ 45,584,186
                                     ============       ============       ============

3. Inventories

The components of inventories consist of the following:

                                 AT MARCH 31,
                         ----------------------------     AT DECEMBER 31,
                            2001              2000             2000
                         -----------      -----------     ---------------
Raw materials            $27,777,313      $23,993,755      $26,979,866
In-process products       14,428,555        8,589,328       10,882,721
Finished products         51,429,451       44,315,264       47,407,108
                         -----------      -----------      -----------
                         $93,635,319      $76,898,347      $85,269,695
                         ===========      ===========      ===========

Effective January 1, 2001, the Company changed its method of valuing inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. The Company believes that the new method is preferable because the FIFO method more effectively allocates fixed overhead costs in times of increased production and, therefore more closely matches current costs and revenues. In addition, the adoption of the FIFO method will enhance the comparability of the Company's financial statements by changing to the predominant method utilized in its industry and conforms all of the Company's inventories to the same accounting method. The Company has applied this change retroactively by restating its financial statements as required by Accounting Principles Board No. 20, "Accounting Changes," which has resulted in a one time decrease in previously reported retained earnings of $900,119 as of March 31, 2000, and a one time increase in previously reported retained earnings of $89,837 as of December 31, 2000. The effect of the change in accounting principle for the three months ended March 31, 2001 and 2000, was immaterial.

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

                                                              AT MARCH 31,
                                                    ---------------------------------       AT DECEMBER 31,
                                                        2001                2000                2000
                                                    -------------       -------------       ---------------
Land                                                $   5,390,349       $   4,311,743       $   4,454,322
Buildings and site improvements                        33,114,721          26,715,204          27,634,848
Leasehold improvements                                  4,912,450           3,938,741           4,042,063
Machinery and equipment                                90,008,699          81,968,262          88,221,556
                                                    -------------       -------------       -------------
                                                      133,426,219         116,933,950         124,352,789
Less accumulated depreciation and amortization        (72,177,268)        (61,783,333)        (69,293,151)
                                                    -------------       -------------       -------------
                                                       61,248,951          55,150,617          55,059,638
Capital projects in progress                            8,399,478           5,511,590           8,762,875
                                                    -------------       -------------       -------------
                                                    $  69,648,429       $  60,662,207       $  63,822,513
                                                    =============       =============       =============

5. Debt

Outstanding debt at March 31, 2001 and 2000, and December 31, 2000, and the available credit at March 31, 2001, consisted of the following:

                                                                                   DEBT OUTSTANDING
                                                                      -----------------------------------------------
                                                       AVAILABLE                   AT
                                                       CREDIT AT                MARCH 31,                    AT
                                                       MARCH 31,      -----------------------------     DECEMBER 31,
                                                         2001             2001             2000             2000
                                                     ------------     ------------     ------------     ------------
Revolving line of credit, interest at bank's
  reference rate (at March 31, 2001, the bank's
  reference rate was 8.00%), expires
  November 2001                                      $ 12,137,345     $         --     $         --     $         --

Revolving term commitment, interest at bank's
  prime rate less 0.50% (at March 31, 2001, the
  bank's prime rate less 0.50% was 7.50%),
  expires September 2002                                8,213,673               --               --               --

Revolving line of credit, interest rate at the
  bank's base rate of interest plus 2% (at
  March 31, 2001, the bank's base rate
  plus 2% was 7.25%), expires July 2001                   359,749               --               --               --

Revolving line of credit, interest rate at 6.45%,
  expires June 2001                                       863,793        2,402,179               --               --

Term loan, fixed interest rate
   of 5.3%, expires September 2006                             --          120,668          148,651          119,028

Term loan, interest at LIBOR plus 1.375%
  (at March 31, 2001, LIBOR plus
  1.375% was 6.4588%), expires May 2008                        --        2,250,000        2,550,000        2,250,000

Term loan, interest at 5.65%,
  expires June 2013                                            --          829,770               --               --

Term loan, interest at 6.23%,
  expires June 2018                                            --          993,395               --               --

Term loan, interest at 5.70%,
  expires December 2009                                        --          821,454               --               --

Standby letter of credit facilities                     2,648,982               --               --               --

Other notes payable and long-term debt                         --           15,257          187,549           35,754
                                                     ------------     ------------     ------------     ------------
                                                       24,223,542        7,432,723        2,886,200        2,404,782
Less current portion                                           --       (2,866,842)        (487,549)        (335,754)
                                                     ------------     ------------     ------------     ------------
                                                       24,223,542     $  4,565,881     $  2,398,651     $  2,069,028
                                                                      ============     ============     ============
Standby letters of credit issued and outstanding       (2,648,982)
                                                     ------------
                                                     $ 21,574,560
                                                     ============

As of March 31, 2001, the Company had three outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $1,972,655, are used to support the Company's self-insured workers' compensation insurance requirements. The third, in the amount of $676,327, is used to guarantee performance on the Company's leased facility in the United Kingdom. Other notes payable represent debt associated with foreign businesses.

6. Commitments and Contingencies

Note 9 to the consolidated financial statements in the Company's 2000 Annual Report provides information concerning commitments and contingencies. From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the three months ended:

                                   THREE MONTHS ENDED
                                       MARCH 31,
                            -------------------------------
                                2001               2000
                            ------------       ------------
Net Sales
    Connector products      $ 79,339,000       $ 69,515,000
    Venting products          15,485,000         15,101,000
                            ------------       ------------
        Total               $ 94,824,000       $ 84,616,000
                            ============       ============
Income from Operations
    Connector products      $ 12,833,000       $ 12,552,000
    Venting products           1,962,000          2,152,000
    All other                   (332,000)           (69,000)
                            ------------       ------------
        Total               $ 14,463,000       $ 14,635,000
                            ============       ============

                                     AT MARCH 31,                    AT
                            ------------------------------      DECEMBER 31,
                                2001              2000              2000
                            ------------      ------------      ------------
Total Assets
    Connector products      $204,717,000      $164,769,000      $171,150,000
    Venting products          43,897,000        43,049,000        44,071,000
    All other                 48,954,000        48,647,000        64,348,000
                            ------------      ------------      ------------
        Total               $297,568,000      $256,465,000      $279,569,000
                            ============      ============      ============

Cash collected by the Company's subsidiaries is routinely transferred into the Company's cash management accounts and, therefore, has been included in the total assets of the segment entitled "All other." Cash and cash equivalent balances in this segment were approximately $39,333,000, $41,172,000 and $54,183,000 as of March 31, 2001 and 2000, and December 31, 2000, respectively.

8. Acquisition

In January 2001, the Company's subsidiary, Simpson Strong-tie International, Inc., acquired 100% of the shares of BMF Bygningsbeslag A/S ("BMF") of Denmark for approximately $14.0 million in cash with an additional amount of approximately $1.2 million contingent upon future operating performance.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 2001 and 2000. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended March 31, 2001, Compared with the Three Months Ended March 31, 2000

Net sales increased 12.1% in the first quarter of 2001 as compared to the first quarter of 2000. Most of the sales growth occurred in California and as a result of the acquisition of BMF Bygningsbeslag A/S in Denmark in January 2001. Simpson Strong-Tie's first quarter sales increased 14.1% over the same quarter last year, while Simpson Dura-Vent's sales increased 2.5%. Contractor distributors were the fastest growing Strong-Tie connector sales channel. The sales increase was broad based across most of Simpson Strong-Tie's major product lines. Strong-Wall and Anchor Systems product lines had the highest growth rates in sales. Sales of Simpson Dura-Vent's Direct-Vent products decreased compared to the first quarter of 2000, while sales of its chimney and pellet vent product lines increased.

Income from operations decreased 1.2% from $14,634,929 in the first quarter of 2000 to $14,463,359 in the first quarter of 2001 and gross margins decreased from 40.0% in the first quarter of 2000 to 39.2% in the first quarter of 2001. The decrease in gross margin was primarily due to the lower margins associated with BMF as well as higher fixed overhead costs. Selling expenses increased 26.0% from $8,553,122 in the first quarter of 2000 to $10,779,049 in the first quarter of 2001. The increase was primarily due to higher personnel costs related to the increase in the number of sales and merchandising personnel, particularly the additional sales personnel at BMF and those associated with the Anchoring Systems product line, as well as increased promotional expenses. General and administrative expenses increased 11.7% from $10,648,327 in the first quarter of 2000 to $11,893,980 in the first quarter of 2001. This increase was primarily due to the addition of administrative personnel and higher administrative costs related to the acquisition of BMF, Anchor Tiedown Systems in the third quarter of 2000, Masterset Fastening Systems, Inc. in the fourth quarter of 2000, and the operations of Keybuilder.com, LLC. Partially offsetting this increase was a decrease in cash profit sharing. The tax rate was 41.8% in the first quarter of 2001, an increase from 40.5% in the first quarter of 2000.

Liquidity and Sources of Capital

As of March 31, 2001, working capital was $166.0 million as compared to $150.2 million at March 31, 2000, and $168.0 million at December 31, 2000. The primary components of the change in working capital from December 31, 2000, included the decrease in cash and cash equivalents of $17.6 million, principally as a result of the BMF acquisition, offset by increases in the Company's trade accounts receivable and inventories totaling approximately $21.8 million, primarily due to higher sales levels and acquired inventories. In addition, increases in income taxes payable and assumed notes payable, together totaling approximately $5.6 million, also contributed. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change and changes in noncurrent assets and liabilities combined with net income and noncash expenses, primarily depreciation and amortization, totaling approximately $13.0 million, resulted in net cash used in operating activities of approximately $1.6 million. As of March 31, 2001, the Company had unused credit facilities available of approximately $21.6 million.

The Company used approximately $18.6 million in its investing activities, primarily to acquire BMF and to purchase the capital equipment and property needed to expand its capacity. The Company plans to continue this expansion throughout the remainder of the year.

The Company's financing activities provided net cash of approximately $2.7 million, primarily from the issuance of stock through the exercise of stock options by its employees and through the issuance of debt to support its working capital needs in Denmark.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements, will be sufficient for the Company's working capital needs and planned capital expenditures through the remainder of 2001. Depending on the Company's future growth and possible acquisitions, it may become necessary to secure additional sources of financing.

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

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a.     Exhibits.

               11.Statements re computation of earnings per share
               18.Letter re change in accounting principles

        b.     Reports on Form 8-K

               Report on Form 8-K, dated January 11, 2001, reporting under Item 5 that the Company acquired 100% of the shares of BMF Bygningsbeslag A/S.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SIMPSON MANUFACTURING CO., INC.
                                    --------------------------------
                                              (Registrant)



DATE:  May 14, 2001              By /s/Michael J. Herbert
      -----------------             --------------------------------------------
                                           Michael J. Herbert
                                         Chief Financial Officer
                                    (principal accounting and financial officer)