Form 10-Q
period 2001-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2001-08-14
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended: June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number:0-23804

Simpson Manufacturing Co., Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3196943

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4120 Dublin Boulevard, Suite 400, Dublin, CA 94568

(Address of principal executive offices)

(Registrant’s telephone number, including area code): (925) 560-9000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]        No [   ]

     The number of shares of the Registrant’s Common Stock outstanding as of June 30, 2001: 12,124,639

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,

	(Unaudited)		December 31,
	2001	2000	2000

ASSETS

Current assets

Cash and cash equivalents	$47,002,814	$52,719,098	$59,417,658

Trade accounts receivable, net	69,795,769	57,796,725	45,584,186

Inventories	88,655,208	77,688,134	85,269,695

Deferred income taxes	5,341,113	5,619,919	5,420,091

Other current assets	2,765,329	2,590,724	5,040,017

Total current assets	213,560,233	196,414,600	200,731,647

Property, plant and equipment, net	79,206,288	60,525,647	63,822,513

Investments	332,796	376,032	354,414

Other noncurrent assets	20,431,493	11,614,646	14,660,979

Total assets	$313,530,810	$268,930,925	$279,569,553

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Notes payable and current portion of long-term debt	$1,874,288	$479,854	$335,754

Trade accounts payable	16,091,706	14,167,384	14,630,941

Accrued liabilities	9,333,317	7,790,093	9,373,007

Income taxes payable	3,340,608	2,484,249	—

Accrued profit sharing trust contributions	2,407,122	2,109,614	3,929,043

Accrued cash profit sharing and commissions	6,394,844	6,301,610	2,979,060

Accrued workers’ compensation	1,475,764	1,395,764	1,475,764

Total current liabilities	40,917,649	34,728,568	32,723,569

Long-term debt, net of current portion	4,596,592	2,238,300	2,069,028

Deferred income taxes and long-term liabilities	177,355	388,465	341,600

Total liabilities	45,691,596	37,355,333	35,134,197

Minority interest in consolidated subsidiaries	45,352	1,309,163	754,278

Commitments and contingencies (Notes 5 and 6)

Stockholders’ equity

Common stock	45,476,404	45,801,157	40,968,501

Retained earnings	226,500,346	186,262,523	204,901,540

Accumulated other comprehensive income	(4,182,888)	(1,797,251)	(2,188,963)

Total stockholders’ equity	267,793,862	230,266,429	243,681,078

Total liabilities and stockholders’ equity	$313,530,810	$268,930,925	$279,569,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net sales	$115,842,506	$97,825,539	$210,666,459	$182,441,078

Cost of sales	70,381,194	58,465,998	128,068,759	109,245,160

Gross profit	45,461,312	39,359,541	82,597,700	73,195,918

Operating expenses:

Selling	10,172,994	9,728,488	20,952,043	18,281,610

General and administrative	14,374,917	11,647,056	26,268,897	22,295,382

	24,547,911	21,375,544	47,220,940	40,576,992

Income from operations	20,913,401	17,983,997	35,376,760	32,618,926

Interest income, net	294,236	623,308	754,513	1,267,183

Income before income taxes	21,207,637	18,607,305	36,131,273	33,886,109

Provision for income taxes	9,000,507	7,654,904	15,241,393	13,841,220

Minority interest	(411,522)	(494,877)	(708,926)	(690,837)

Net income	$12,618,652	$11,447,278	$21,598,806	$20,735,726

Net income per common share

Basic	$1.04	$0.95	$1.79	$1.72

Diluted	$1.03	$0.93	$1.76	$1.69

Number of shares outstanding

Basic	12,098,309	12,042,289	12,068,607	12,031,367

Diluted	12,299,867	12,318,850	12,290,647	12,300,179

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income	$12,618,652	$11,447,278	$21,598,806	$20,735,726

Other comprehensive income, net of tax:

Foreign currency translation adjustments	(196,230)	(911,676)	(1,993,925)	(1,212,329)

Comprehensive income	$12,422,422	$10,535,602	$19,604,881	$19,523,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months
	Ended June 30,

	2001	2000

Cash flows from operating activities

Net income	$21,598,806	$20,735,726

Adjustments to reconcile net income to net cash provided by operating activities:

Gain on sale of capital equipment	(39,400)	(23,305)

Depreciation and amortization	8,695,868	6,540,727

Minority interest	(708,926)	(690,837)

Deferred income taxes and long-term liabilities	338,749	(442,532)

Equity in income of affiliates	—	(23,195)

Noncash compensation related to stock plans	137,700	196,875

Changes in operating assets and liabilities, net of effects of acquisitions:

Trade accounts receivable	(23,549,090)	(15,666,996)

Inventories	1,420,447	(6,787,584)

Trade accounts payable	(726,794)	1,545,104

Income taxes payable	8,165,900	(459,313)

Accrued profit sharing trust contributions	(1,515,866)	(1,390,046)

Accrued cash profit sharing and commissions	3,415,842	1,769,901

Other current assets	347,709	(1,324,350)

Accrued liabilities	(425,888)	2,938

Accrued workers’ compensation	—	50,000

Other noncurrent assets	(176,652)	(703,981)

Total adjustments	(4,620,401)	(17,406,594)

Net cash provided by operating activities	16,978,405	3,329,132

Cash flows from investing activities

Capital expenditures	(18,150,811)	(5,470,975)

Asset acquisitions, net of cash acquired	(13,667,241)	(74,186)

Proceeds from sale of equipment	137,701	66,081

Net cash used in investing activities	(31,680,351)	(5,479,080)

Cash flows from financing activities

Issuance of debt	1,632,239	149,054

Repayment of debt	(1,215,207)	(180,558)

Issuance of common stock	1,977,922	471,956

Net cash provided by financing activities	2,394,954	440,452

Effect of exchange rate changes on cash	(107,852)	(81,016)

Net decrease in cash and cash equivalents	(12,414,844)	(1,790,512)

Cash and cash equivalents at beginning of period	59,417,658	54,509,610

Cash and cash equivalents at end of period	$47,002,814	$52,719,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America have been condensed or omitted. These interim statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Simpson Manufacturing Co., Inc.’s (the “Company’s”) 2000 Annual Report on Form 10-K (the “2000 Annual Report”).

The unaudited quarterly condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments, except for the change in accounting for inventory described in Note 3) necessary to present fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States of America. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company’s quarterly results may be subject to fluctuations. As a result, the Company believes the results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period.

Net Income Per Common Share

Basic net income per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Three Months Ended			Three Months Ended
	June 30, 2001			June 30, 2000

			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic EPS

Income available to common stockholders	$12,618,652	12,098,309	$1.04	$11,447,278	12,042,289	$0.95

Effect of Dilutive Securities

Stock options	—	201,558	(0.01)	—	276,561	(0.02)

Diluted EPS

Income available to common stockholders	$12,618,652	12,299,867	$1.03	$11,447,278	12,318,850	$0.93

	Six Months Ended			Six Months Ended
	June 30, 2001			June 30, 2000

			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic EPS

Income available to common stockholders	$21,598,806	12,068,607	$1.79	$20,735,726	12,031,367	$1.72

Effect of Dilutive Securities

Stock options	—	222,040	(0.03)	—	268,812	(0.03)

Diluted EPS

Income available to common stockholders	$21,598,806	12,290,647	$1.76	$20,735,726	12,300,179	$1.69

Adoption of Statements of Financial Accounting Standards

In January 2001, the Company adopted Financial Accounting Standards Board (“FASB”) statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The adoption of this standard by the Company has not had a material effect on its financial position as of June 30, 2001, or results of operations for the period then ended.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2001 presentation with no effect on net income or retained earnings as previously reported.

2. Trade Accounts Receivable

Trade accounts receivable consist of the following:

	At June 30,
			At December 31,
	2001	2000	2000

Trade accounts receivable	$72,194,518	$59,580,474	$47,119,344

Allowance for doubtful accounts	(1,567,234)	(1,054,367)	(1,201,289)

Allowance for sales discounts	(831,515)	(729,382)	(333,869)

	$69,795,769	$57,796,725	$45,584,186

3. Inventories

The components of inventories consist of the following:

	At June 30,
			At December 31,
	2001	2000	2000

Raw materials	$27,078,345	$23,317,241	$26,979,866

In-process products	14,051,291	8,435,815	10,882,721

Finished products	47,525,572	45,935,078	47,407,108

	$88,655,208	$77,688,134	$85,269,695

Effective January 1, 2001, the Company changed its method of valuing inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The Company believes that the new method is preferable because the FIFO method more effectively allocates fixed overhead costs in times of increased production and, therefore more closely matches current costs and revenues. In addition, the adoption of the FIFO method will enhance the comparability of the Company’s financial statements by changing to the predominant method utilized in its industry and conforms all of the Company’s inventories to the same accounting method. The Company has applied this change retroactively by restating its financial statements as required by Accounting Principles Board No. 20, “Accounting Changes,” which has resulted in a one time decrease in previously reported retained earnings of $795,023 as of June 30, 2000, and a one time increase in previously reported retained earnings of $89,837 as of December 31, 2000. The effect of the change in accounting principle for both the three and six months ended June 30, 2000, was immaterial.

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	At June 30,
			At December 31,
	2001	2000	2000

Land	$10,559,789	$4,455,289	$4,454,322

Buildings and site improvements	37,139,424	27,617,579	27,634,848

Leasehold improvements	5,028,151	3,928,022	4,042,063

Machinery and equipment	94,277,534	83,207,212	88,221,556

	147,004,898	119,208,102	124,352,789

Less accumulated depreciation and amortization	(75,314,509)	(64,364,589)	(69,293,151)

	71,690,389	54,843,513	55,059,638

Capital projects in progress	7,515,899	5,682,134	8,762,875

	$79,206,288	$60,525,647	$63,822,513

5. Debt

Outstanding debt at June 30, 2001 and 2000, and December 31, 2000, and the available credit at June 30, 2001, consisted of the following:

		Debt Outstanding

	Available	at
	Credit at	June 30,		at
	June 30,			December 31,
	2001	2001	2000	2000

Revolving line of credit, interest at bank’s reference rate (at June 30, 2001, the bank’s reference rate was 6.75%), expires November 2001	$12,066,123	$—	$—	$—

Revolving term commitment, interest at bank’s prime rate less 0.50% (at June 30, 2001, the bank’s prime rate less 0.50% was 6.25%), expires September 2002	8,213,673	—	—	—

Revolving line of credit, interest rate at the bank’s base rate of interest plus 2% (at June 30, 2001, the bank’s base rate plus 2% was 7.25%), expires July 2002	353,607	—	—	—

Revolving line of credit, interest rate at 6.15%, expires June 2002	1,711,774	1,446,083	—	—

Term loan, fixed interest rate of 5.3%, expires September 2006	—	112,171	143,766	119,028

Term loan, fixed interest rate of 5.6%, expires June 2013	427,136	284,757	—	—

Term loan, interest at LIBOR plus 1.375% (at June 30, 2001, LIBOR plus 1.375% was 5.6888%), expires May 2008	—	2,100,000	2,400,000	2,250,000

Term loan, interest at 5.65%, expires June 2013	—	790,833	—	—

Term loan, interest at 6.23%, expires June 2018	—	952,654	—	—

Term loan, interest at 5.70%, expires December 2009	—	773,124	—	—

Standby letter of credit facilities	2,720,204	—	—	—

Other notes payable and long-term debt	—	11,258	174,388	35,754

	25,492,517	6,470,880	2,718,154	2,404,782

Less current portion	—	(1,874,288)	(479,854)	(335,754)

	25,492,517	$4,596,592	$2,238,300	$2,069,028

Standby letters of credit issued and outstanding	(2,720,204)

	$22,772,313

As of June 30, 2001, the Company had three outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $2,055,423, are used to support the Company’s self-insured workers’ compensation insurance requirements. The third, in the amount of $664,781, is used to guarantee performance on the Company’s leased facility in the United Kingdom.

6. Commitments and Contingencies

Note 9 to the consolidated financial statements in the Company’s 2000 Annual Report provides information concerning commitments and contingencies. From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.

7. Segment Information

The Company is organized into two primary segments. The segments are defined by types of products manufactured, marketed and distributed to the Company’s customers. The two product segments are connector products and venting products. These segments are differentiated in several ways, including the types of materials used, the production process, the distribution channels used and the applications in which the products are used. Transactions between the two segments were immaterial for each of the periods presented.

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the three and six months ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net Sales

Connector products	$100,428,000	$83,285,000	$179,766,000	$152,798,000

Venting products	15,415,000	14,541,000	30,900,000	29,643,000

Total	$115,843,000	$97,826,000	$210,666,000	$182,441,000

Income from Operations

Connector products	$19,325,000	$15,984,000	$32,159,000	$28,535,000

Venting products	1,578,000	1,898,000	3,542,000	4,050,000

All other	10,000	102,000	(324,000)	34,000

Total	$20,913,000	$17,984,000	$35,377,000	$32,619,000

	At June 30,		At
			December 31,
	2001	2000	2000

Total Assets

Connector products	$211,026,000	$159,966,000	$171,150,000

Venting products	48,902,000	52,579,000	44,071,000

All other	53,603,000	56,386,000	64,348,000

Total	$313,531,000	$268,931,000	$279,569,000

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of the segment entitled “All other.” Cash and cash equivalent balances in this segment were approximately $44,972,000, $49,147,000 and $54,183,000 as of June 30, 2001 and 2000, and December 31, 2000, respectively.

8. Acquisition

In January 2001, the Company’s subsidiary, Simpson Strong-tie International, Inc., acquired 100% of the shares of BMF Bygningsbeslag A/S of Denmark for approximately $13.7 million in cash with an additional amount of approximately $1.2 million contingent upon future operating performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain matters discussed below are forward-looking statements that involve risks and uncertainties, certain of which are discussed in this report and in other reports filed by the Company with the Securities and Exchange Commission. Actual results might differ materially from results suggested by any forward-looking statements in this report.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and six months ended June 30, 2001 and 2000. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended June 30, 2001, Compared with the Three Months Ended June 30, 2000

Net sales increased 18.4% in the second quarter of 2001 as compared to the second quarter of 2000. The sales growth occurred throughout the United States, particularly in California and in the southeastern region of the country, as well as in Europe as a result of the acquisition of BMF Bygningsbeslag A/S (“BMF”) in Denmark in January 2001. Simpson Strong-Tie’s second quarter sales increased 20.6% over the same quarter last year, while Simpson Dura-Vent’s sales increased 6.0%. Contractor distributors and homecenters were the fastest growing Simpson Strong-Tie connector sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Strong-Wall and Anchor Systems product lines had the highest growth rates in sales. Sales of Simpson Dura-Vent’s chimney and pellet vent product lines increased compared to the second quarter of 2000 while sales of its Direct-Vent products decreased.

Income from operations increased 16.3% from $17,983,997 in the second quarter of 2000 to $20,913,401 in the second quarter of 2001 and gross margins decreased from 40.2% in the second quarter of 2000 to 39.2% in the second quarter of 2001. The decrease in gross margin was primarily due to the lower margins associated with the acquisition of BMF. The acquisition of BMF also contributed to the increase in operating expenses. Selling expenses increased 4.6% from $9,728,488 in the second quarter of 2000 to $10,172,994 in the second quarter of 2001. The increase was primarily due to higher personnel costs related to the increase in the number of sales and merchandising personnel. General and administrative expenses increased 23.4% from $11,647,056 in the second quarter of 2000 to $14,374,917 in the second quarter of 2001. This increase was due in part to a non-cash charge to write off the remaining Keybuilder.com software license, additional administrative personnel and higher administrative costs, including those associated with the acquisitions of Anchor Tiedown Systems (“ATS”) and Masterset Fastening Systems, Inc. (“Masterset”). The tax rate was 42.4% in the second quarter of 2001, an increase from 41.1% in the second quarter of 2000.

Results of Operations for the Six Months Ended June 30, 2001, Compared with the Six Months Ended June 30, 2000

Net sales increased 15.5% in the first six months of 2001 as compared to the first six months of 2000. Most of the sales growth occurred in California and in Europe as a result of the acquisition of BMF. Simpson Strong-Tie’s first half sales increased 17.6% over the same period last year, while Simpson Dura-Vent’s sales increased 4.2%. Contractor distributors were the fastest growing Simpson Strong-Tie connector sales channel. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Strong-Wall and Anchor Systems product lines had the highest growth rates in sales. Sales of Simpson Dura-Vent’s chimney and pellet vent product lines increased compared to the first half of 2000 while sales of its Direct-Vent products decreased.

Income from operations increased 8.5% from $32,618,926 in the first half of 2000 to $35,376,760 in the first half of 2001 and gross margins decreased from 40.1% in the first half of 2000 to 39.2% in the first half of 2001. The decrease in gross margin was primarily due to the lower margins associated with BMF. The acquisition of BMF also contributed to the increases in operating expenses. Selling expenses increased 14.6% from $18,281,610 in the first half of 2000 to $20,952,043 in the first half of 2001. The increase was primarily due to higher personnel costs related to the increase in the number of sales and merchandising personnel, including those associated with the Anchoring Systems product line, as well as increased promotional expenses. General and administrative expenses increased 17.8% from $22,295,382 in the first half of 2000 to $26,268,897 in the first half of 2001. This increase was due in part to a non-cash charge to write-off the remaining Keybuilder.com software license, additional administrative personnel and higher administrative costs, including those associated with the acquisitions of ATS and Masterset. Partially offsetting this increase was a decrease in cash profit sharing. The tax rate was 42.2% in the first half of 2001, an increase from 40.8% in the first half of 2000.

In June 2001, Financial Accounting Standards Board (“FASB”) Statement No. 141, “Business Combinations” and FASB Statement No. 142, “Goodwill and Other Intangible Assets,” were issued. FASB statement No. 141 applies to all business combinations initiated after June 30, 2001, and requires them to be accounted for using the purchase method. FASB Statement No. 142, which will become effective for the Company’s 2002 financial statements, relates to how goodwill and intangible assets that are acquired should be accounted for upon their acquisition as well as after their acquisition. During the three and six month periods ended June 30, 2001, amortization of goodwill amounted to approximately $1,450,000 and $2,232,000, respectively. The Company is currently examining the effect that adoption of these statements will have on its financial position or results of operations.

Liquidity and Sources of Capital

As of June 30, 2001, working capital was $172.6 million as compared to $161.7 million at June 30, 2000, and $168.0 million at December 31, 2000. The primary components of the change in working capital from December 31, 2000, included the decrease in cash and cash equivalents of $12.4 million, principally as a result of the BMF acquisition, offset by increases in the Company’s trade accounts receivable of approximately $24.2 million, primarily due to higher sales levels and seasonal buying programs. Inventories increased approximately $3.4 million, as a result of the BMF acquisition, but decreased elsewhere in the Company on an overall basis. Offsetting the increases in trade accounts receivable and inventories were increases in accrued cash profit sharing and commissions and income taxes payable, together totaling approximately $6.8 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change and changes in noncurrent assets and liabilities combined with net income and noncash expenses, primarily depreciation and amortization, totaling approximately $30.3 million, resulted in net cash provided by operating activities of approximately $17.0 million. As of June 30, 2001, the Company had unused credit facilities available of approximately $22.8 million.

     The Company used approximately $31.7 million in its investing activities. Of this, approximately $10.5 million was used for real estate and related purchases, approximately $7.6 million was used for capital equipment purchases and approximately $13.7 million to acquire BMF. The Company plans to continue to expand throughout the remainder of the year and into 2002.

     The Company’s financing activities provided net cash of approximately $2.4 million, primarily from the issuance of Company stock through the exercise of stock options by its employees. The balance of the cash provided from financing activities was through the issuance of debt to support its working capital needs in Europe.

     The Company believes that cash generated by operations and borrowings available under its existing credit agreements will be sufficient for the Company’s working capital needs and planned capital expenditures through the remainder of 2001. Depending on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing.

     The Company believes that the effect of inflation on the Company has not been material in recent years, as inflation rates have remained relatively low.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders (“Annual Meeting”) was held on May 18, 2000. The following two nominees were elected as directors by the votes indicated:

	Total Votes	Total Votes
	for Each	Withheld from	Term
Name	Director	Each Director	Expires*

Stephen B. Lamson	11,202,952	86,071	2004

Peter N. Louras, Jr.	11,204,091	84,932	2004

*	The term expires on the date of the Annual Meeting in the year indicated.

The following proposal was also adopted at the Annual Meeting by the vote indicated:

				Broker
Proposal	For	Against	Abstain	Non-Vote

To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for 2001	11,276,663	3,537	8,823	—

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a.	Exhibits.

11. Statements re computation of earnings per share

b.	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.

(Registrant)

DATE: August 14, 2001	By	/s/ Michael J. Herbert

Michael J. Herbert Chief Financial Officer (principal accounting and financial officer)