Form 10-Q
period 2001-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2001-11-14
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended: September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

     Commission file number: 0-23804

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

Yes [X] No [   ]

     The number of shares of the Registrant’s Common Stock outstanding as of September 30, 2001: 12,146,175

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,

	(Unaudited)		December 31,
	2001	2000	2000

ASSETS
Current assets
Cash and cash equivalents	$82,386,649	$62,849,064	$59,417,658
Trade accounts receivable, net	60,413,680	52,136,543	45,584,186
Inventories	85,952,350	79,318,287	85,269,695
Deferred income taxes	5,848,404	5,481,754	5,420,091
Other current assets	1,998,852	2,727,747	5,040,017

Total current assets	236,599,935	202,513,395	200,731,647
Property, plant and equipment, net	79,694,693	59,905,593	63,822,513
Investments	–	365,223	354,414
Other noncurrent assets	19,535,182	14,306,254	14,660,979

Total assets	$335,829,810	$277,090,465	$279,569,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$1,177,881	$332,563	$335,754
Trade accounts payable	14,983,984	14,167,506	14,630,941
Accrued liabilities	10,263,286	8,129,591	9,373,007
Income taxes payable	9,998,189	947,010	–
Accrued profit sharing trust contributions	3,558,093	3,065,667	3,929,043
Accrued cash profit sharing and commissions	6,260,710	6,518,992	2,979,060
Accrued workers’ compensation	1,475,764	1,395,764	1,475,764

Total current liabilities	47,717,907	34,557,093	32,723,569
Long-term debt, net of current portion	6,004,330	2,219,512	2,069,028
Deferred income taxes and long-term liabilities	100,000	357,630	341,600

Total liabilities	53,822,237	37,134,235	35,134,197

Minority interest in consolidated subsidiaries	25,427	1,035,155	754,278

Commitments and contingencies (Notes 5 and 6)
Stockholders’ equity
Common stock	46,273,975	43,724,580	40,968,501
Retained earnings	238,617,261	197,934,255	204,901,540
Accumulated other comprehensive income	(2,909,090)	(2,737,760)	(2,188,963)

Total stockholders’ equity	281,982,146	238,921,075	243,681,078

Total liabilities and stockholders’ equity	$335,829,810	$277,090,465	$279,569,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net sales	$111,660,531	$101,048,081	$322,326,991	$283,489,158
Cost of sales	68,919,931	60,028,306	196,988,690	169,273,465

Gross profit	42,740,600	41,019,775	125,338,301	114,215,693

Operating expenses:
Selling	10,423,311	9,806,039	31,375,353	28,087,648
General and administrative	12,477,597	12,655,445	38,746,495	34,950,828

	22,900,908	22,461,484	70,121,848	63,038,476

Income from operations	19,839,692	18,558,291	55,216,453	51,177,217
Interest income, net	447,919	826,865	1,202,431	2,094,048

Income before income taxes	20,287,611	19,385,156	56,418,884	53,271,265
Provision for income taxes	8,190,621	7,987,432	23,432,014	21,828,652
Minority interest	(19,925)	(274,008)	(728,851)	(964,845)

Net income	$12,116,915	$11,671,732	$33,715,721	$32,407,458

Net income per common share
Basic	$1.00	$0.97	$2.79	$2.69
Diluted	$0.98	$0.95	$2.74	$2.63
Number of shares outstanding
Basic	12,133,872	12,048,205	12,090,601	12,037,015
Diluted	12,349,727	12,335,196	12,309,147	12,311,193

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income	$12,116,915	$11,671,732	$33,715,721	$32,407,458
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,273,798	(940,509)	(720,127)	(2,152,838)

Comprehensive income	$13,390,713	$10,731,223	$32,995,594	$30,254,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months
	Ended September 30,

	2001	2000

Cash flows from operating activities
Net income	$33,715,721	$32,407,458

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of capital equipment	(137,357)	(86,032)
Depreciation and amortization	12,177,279	10,030,929
Minority interest	(728,851)	(964,845)
Deferred income taxes and long-term liabilities	(252,396)	(322,716)
Equity in income of affiliates	(256,412)	(23,195)
Noncash compensation related to stock plans	137,700	196,875
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(13,680,161)	(9,591,936)
Inventories	4,838,753	(8,586,023)
Trade accounts payable	(2,190,558)	1,665,392
Income taxes payable	15,114,479	(1,856,952)
Accrued profit sharing trust contributions	(362,272)	(429,062)
Accrued cash profit sharing and commissions	3,282,611	1,987,432
Other current assets	1,401,411	(1,460,413)
Accrued liabilities	249,757	445,164
Accrued workers’ compensation	–	50,000
Other noncurrent assets	610,661	(261,386)

Total adjustments	20,204,644	(9,206,768)

Net cash provided by operating activities	53,920,365	23,200,690

Cash flows from investing activities
Capital expenditures	(20,443,571)	(8,120,242)
Asset acquisitions, net of cash acquired	(14,204,380)	(4,620,151)
Proceeds from sale of equipment	837,664	183,368

Net cash used in investing activities	(33,810,287)	(12,557,025)

Cash flows from financing activities
Issuance of debt	1,821,955	143,545
Repayment of debt	(1,311,118)	(331,441)
Buyback of common stock	–	(2,314,305)
Issuance of common stock	2,481,221	580,137

Net cash provided by (used in) financing activities	2,992,058	(1,922,064)

Effect of exchange rate changes on cash	(133,145)	(382,147)

Net increase in cash and cash equivalents	22,968,991	8,339,454
Cash and cash equivalents at beginning of period	59,417,658	54,509,610

Cash and cash equivalents at end of period	$82,386,649	$62,849,064

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

The unaudited quarterly condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments, except for the change in accounting for inventory described in Note 3) necessary to present fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States of America. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company’s quarterly results may be subject to fluctuations. As a result, the Company believes the results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period.

Revenue Recognition

The Company recognizes revenue as title to products is transferred to customers or services are rendered, net of applicable provision for discounts, returns and allowances.

Net Income Per Common Share

Basic net income per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Three Months Ended			Three Months Ended
	September 30, 2001			September 30, 2000

			Per			Per
	Income	Shares	Share	Income	Shares	Share

Basic EPS
Income available to common stockholders	$12,116,915	12,133,872	$1.00	$11,671,732	12,048,205	$0.97
Effect of Dilutive Securities
Stock options	–	215,855	(0.02)	–	286,991	(0.02)

Diluted EPS
Income available to common stockholders	$12,116,915	12,349,727	$0.98	$11,671,732	12,335,196	$0.95

	Nine Months Ended			Nine Months Ended
	September 30, 2001			September 30, 2000

			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$33,715,721	12,090,601	$2.79	$32,407,458	12,037,015	$2.69
Effect of Dilutive Securities
Stock options	–	218,546	(0.05)	–	274,178	(0.06)

Diluted EPS
Income available to common stockholders	$33,715,721	12,309,147	$2.74	$32,407,458	12,311,193	$2.63

Adoption of Statements of Financial Accounting Standards

In January 2001, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Company does not hold or issue any hedge instruments. Therefore, the adoption of this standard by the Company has not had a material effect on its financial position as of September 30, 2001, or results of operations for the period then ended.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” which requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. As a result, use of the pooling-of-interests method is prohibited for business combinations initiated thereafter. SFAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. The adoption of this standard by the Company is not expected to have a material effect on its financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. SFAS No. 142 is effective for the Company’s fiscal year beginning January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this Statement. The amount of goodwill amortization for the three and nine months ended September 30, 2001, was approximately $490,000 and $1,457,000, respectively. As the Company has not yet determined the effect of the adoption of SFAS 142 on its financial position and its results of operations, it has not yet determined if any of the goodwill or indefinite lived assets will be impaired and, as such, these amounts are not necessarily indicative of the effect of the Statement on the Company’s 2002 results.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2001 presentation with no effect on net income or retained earnings as previously reported.

2. Trade Accounts Receivable, net

Trade accounts receivable consist of the following:

	At September 30,
			At December 31,
	2001	2000	2000

Trade accounts receivable	$62,540,388	$53,831,941	$47,119,344
Allowance for doubtful accounts	(1,642,415)	(1,212,388)	(1,201,289)
Allowance for sales discounts	(484,293)	(483,010)	(333,869)

	$60,413,680	$52,136,543	$45,584,186

3. Inventories

The components of inventories consist of the following:

	At September 30,
			At December 31,
	2001	2000	2000

Raw materials	$24,985,484	$24,251,076	$26,979,866
In-process products	13,971,430	8,571,644	10,882,721
Finished products	46,995,436	46,495,567	47,407,108

	$85,952,350	$79,318,287	$85,269,695

Effective January 1, 2001, the Company changed its method of valuing inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The Company believes that the new method is preferable because the FIFO method more effectively allocates fixed overhead costs in times of increased production and, therefore more closely matches current costs and revenues. In addition, the adoption of the FIFO method will enhance the comparability of the Company’s financial statements by changing to the predominant method used in its industry and conforms all of the Company’s inventories to the same accounting method. The Company has applied this change retroactively by restating its financial statements as required by Accounting Principles Board No. 20, “Accounting Changes,” which has resulted in a one time decrease in previously reported retained earnings of $588,455 as of September 30, 2000, and a one time increase in previously reported retained earnings of $89,837 as of December 31, 2000. The effect of the change in accounting principle for both the three and nine months ended September 30, 2000, was immaterial.

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	At September 30,
			At December 31,
	2001	2000	2000

Land	$10,560,600	$4,448,131	$4,454,322
Buildings and site improvements	37,553,151	27,572,682	27,634,848
Leasehold improvements	5,568,286	3,949,068	4,042,063
Machinery and equipment	100,262,803	84,300,900	88,221,556

	153,944,840	120,270,781	124,352,789
Less accumulated depreciation and amortization	(78,004,621)	(66,775,904)	(69,293,151)

	75,940,219	53,494,877	55,059,638
Capital projects in progress	3,754,474	6,410,716	8,762,875

	$79,694,693	$59,905,593	$63,822,513

5. Debt

Outstanding debt at September 30, 2001 and 2000, and December 31, 2000, and the available credit at September 30, 2001, consisted of the following:

		Debt Outstanding

	Available	at
	Credit at	September 30,		at
	September 30,			December 31,
	2001	2001	2000	2000

Revolving line of credit, interest at bank’s reference rate (at September 30, 2001, the bank’s reference rate was 6.0%), expires November 2001	$12,037,934	$–	$–	$–
Revolving term commitment, interest at bank’s prime rate less 0.50% (at September 30, 2001, the bank’s prime rate less 0.50% was 5.75%), expires September 2002	8,213,673	–	–	–
Revolving line of credit, interest rate at the bank’s base rate of interest plus 2% (at September 30, 2001, the bank’s base rate plus 2% was 6.5%), expires July 2002	368,601	–	–	–
Revolving line of credit, interest rate at 5.75%, expires June 2002	2,704,328	685,332	–	–
Term loan, interest at LIBOR plus 1.375% (at September 30, 2001, LIBOR plus 1.375% was 5.085%), expires May 2008	–	2,100,000	2,400,000	2,250,000
Term loans, interest rates between 5.25% and 6.23%, expirations between 2006 and 2018	–	4,078,574	119,512	119,028
Standby letter of credit facilities	2,748,393	–	–	–
Other notes payable and long-term debt	–	318,305	32,563	35,754

	26,072,929	7,182,211	2,552,075	2,404,782
Less current portion	–	(1,177,881)	(332,563)	(335,754)

		$6,004,330	$2,219,512	$2,069,028

Standby letters of credit issued and outstanding	(2,748,393)

	$23,324,536

As of September 30, 2001, the Company had three outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $2,055,423, are used to support the Company’s self-insured workers’ compensation insurance requirements. The third, in the amount of $692,970, is used to guarantee performance on the Company’s leased facility in the United Kingdom.

6. Commitments and Contingencies

Note 9 to the consolidated financial statements in the Company’s 2000 Annual Report provides information concerning commitments and contingencies. From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The Company’s policy with regard to environmental liabilities is to accrue for future environmental assessments and remediation costs as they are discovered and become estimable.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net Sales
Connector products	$94,288,000	$84,604,000	$274,054,000	$237,402,000
Venting products	17,373,000	16,444,000	48,273,000	46,087,000

Total	$111,661,000	$101,048,000	$322,327,000	$283,489,000

Income from Operations
Connector products	$18,038,000	$16,203,000	$50,196,000	$44,736,000
Venting products	1,876,000	2,352,000	5,417,000	6,404,000
All other	(74,000)	3,000	(397,000)	37,000

Total	$19,840,000	$18,558,000	$55,216,000	$51,177,000

	At September 30,		At
			December 31,
	2001	2000	2000

Total Assets
Connector products	$205,267,000	$163,099,000	$171,151,000
Venting products	44,524,000	49,494,000	44,071,000
All other	86,039,000	64,497,000	64,348,000

Total	$335,830,000	$277,090,000	$279,570,000

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of the segment entitled “All other.” Cash and cash equivalent balances in this segment were approximately $77,778,000, $57,163,000 and $54,183,000 as of September 30, 2001 and 2000, and December 31, 2000, respectively.

8. Acquisitions

In January 2001, the Company’s subsidiary, Simpson Strong-tie International, Inc., acquired 100% of the shares of BMF Bygningsbeslag A/S of Denmark for approximately $13.7 million in cash with an additional amount of approximately $1.2 million contingent upon future operating performance. In August 2001, the German subsidiary of BMF purchased the remaining 51% stake in Bulldog-Simpson GmbH for approximately $0.6 million in cash.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and nine months ended September 30, 2001 and 2000. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended September 30, 2001, Compared
with the Three Months Ended September 30, 2000

Sales growth occurred throughout the United States, with the exception of California where sales were flat. The increases were strongest in the midwestern and southeastern region of the United States, and in Europe as a result of the acquisition of BMF Bygningsbeslag A/S (“BMF”) in Denmark in January 2001. Simpson Strong-Tie’s third quarter sales increased 11.4% over the same quarter last year, while Simpson Dura-Vent’s sales increased 5.6%. Homecenters were the fastest growing Simpson Strong-Tie connector sales channel. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. The Anchor Systems product line had the highest percentage growth rates in sales with the addition of powder actuated tools contributing significantly. Strong-Wall sales declined during the third quarter of 2001 as compared to the third quarter of 2000. Sales of Simpson Dura-Vent’s chimney and pellet vent product lines increased compared to the third quarter of 2000 while sales of its Direct-Vent products decreased.

Income from operations increased 6.9% from $18,558,291 in the third quarter of 2000 to $19,839,692 in the third quarter of 2001 and gross margins decreased from 40.6% in the third quarter of 2000 to 38.3% in the third quarter of 2001. The decrease in gross margin was primarily due to the lower margins at BMF. The acquisition of BMF also contributed to the increase in operating expenses. Selling expenses increased 6.3% from $9,806,039 in the third quarter of 2000 to $10,423,311 in the third quarter of 2001, primarily due to higher personnel costs related to the increase in the number of sales and merchandising personnel, including those associated with the Anchoring Systems product line. General and administrative expenses decreased 1.4% from $12,655,445 in the third quarter of 2000 to $12,477,597 in the third quarter of 2001. This decrease was primarily due to a decrease in cash profit sharing, partially offset by increased administrative costs, including those associated with the acquisition of BMF. The tax rate was 40.4% in the third quarter of 2001, a decrease from 41.2% in the third quarter of 2000.

Results of Operations for the Nine Months Ended September 30, 2001, Compared
with the Nine Months Ended September 30, 2000

Most of the overall sales growth occurred in California and in Europe as a result of the acquisition of BMF. Simpson Strong-Tie’s first nine months’ sales increased 15.4% over the same period last year, while Simpson Dura-Vent’s sales increased 4.7%. Homecenters and contractor distributors were the fastest growing Simpson Strong-Tie connector sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. The Anchor Systems product line had the highest percentage growth rate in sales with the addition of powder actuated tools contributing significantly. The Strong-Wall product line had strong year to date growth over the first nine months of 2000 as a result of the increased sales during the first half of 2001. Sales of Simpson Dura-Vent’s chimney and pellet vent product lines increased compared to the first nine months of 2000 while sales of its Direct-Vent products decreased.

Income from operations increased 7.9% from $51,177,217 in the first nine months of 2000 to $55,216,453 in the first nine months of 2001 and gross margins decreased from 40.3% in the first nine months of 2000 to 38.9% in the first nine months of 2001. The decrease in gross margin was primarily due to the lower margins at BMF. The acquisition of BMF also contributed to the increases in operating expenses. Selling expenses increased 11.7% from $28,087,648 in the first nine months of 2000 to $31,375,353 in the first nine months of 2001. The increase was primarily due to higher personnel costs related to the increase in the number of sales and merchandising personnel, including those associated with the Anchoring Systems product line, as well as increased promotional expenses. General and administrative expenses increased 10.9% from $34,950,828 in the first nine months of 2000 to $38,746,495 in the first nine months of 2001. This increase was due in part to a non-cash charge to write-off the remaining Keybuilder.com software license in the second quarter of 2001, additional administrative personnel and higher costs associated with the acquisitions of BMF, Anchor Tiedown Systems and Masterset Fastening Systems, Inc. Partially offsetting this increase was a decrease in cash profit sharing. The tax rate was 41.5% in the first nine months of 2001, an increase from 41.0% in the first nine months of 2000.

In August 2001, the German subsidiary of BMF purchased the remaining 51% stake in Bulldog-Simpson GmbH (“Bulldog”) for approximately $0.6 million in cash.

Liquidity and Sources of Capital

As of September 30, 2001, working capital was $188.9 million as compared to $168.0 million at September 30, 2000, and $168.0 million at December 31, 2000. The primary components of the change in working capital from December 31, 2000, included the increase in cash and cash equivalents of $23.0 million, principally as a result of the timing of the payment of estimated income taxes, and increases in the Company’s trade accounts receivable of approximately $14.8 million, that were primarily due to higher sales levels and a delay of a significant customer in paying its outstanding balance of approximately $7.1 million as of September 30, 2001, which had been reduced to $6.4 million as of November 9, 2001. The Company is currently working with the management of this customer for payment of the remaining noncurrent balance. Offsetting these increases was an increase in income taxes payable and an increase in accrued cash profit sharing and commissions, together totaling approximately $13.3 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change and changes in noncurrent assets and liabilities (other than those associated with the BMF acquisition), combined with net income and noncash expenses, primarily depreciation and amortization, totaling approximately $45.9 million, resulted in net cash provided by operating activities of approximately $53.9 million. As of September 30, 2001, the Company had unused credit facilities available of approximately $23.3 million.

The Company used approximately $33.8 million in its investing activities. Of this, approximately $11.2 million was used for real estate and related purchases, approximately $9.2 million was used for capital equipment purchases and approximately $14.2 million was used to acquire BMF and Bulldog.

The Company’s financing activities provided net cash of approximately $3.0 million, primarily from the issuance of Company stock through the exercise of stock options by its employees. The balance of the cash provided from financing activities was through the issuance of debt to support its working capital needs in Europe.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements will be sufficient for the Company’s working capital needs and planned capital expenditures through the remainder of 2001 and into 2002. Depending on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a	Exhibits.

11. Statements re computation of earnings per share

b	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.

(Registrant)

DATE: November 13, 2001	By	/s/Michael J. Herbert

Michael J. Herbert Chief Financial Officer (principal accounting and financial officer)