Form 10-K405
period 2001-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2002-03-29
CIK 920371

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2001

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                              to

Commission file number: 0-23804

Simpson Manufacturing Co., Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3196943 (I.R.S. Employer Identification No.)

4120 Dublin Boulevard, Suite 400, Dublin, CA 94568
(Address of principal executive offices)

Registrant's telephone number, including area code: (925) 560-9000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 (Title of each class)	New York Stock Exchange, Inc. (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
 None
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of March 21, 2002, there were outstanding 12,188,218 shares of the registrant's common stock, par value $0.01, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on March 21, 2002) was approximately $493,716,779.

Documents Incorporated by Reference

        The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 13, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001.

        This document contains forward-looking statements, based on numerous assumptions and subject to risks and uncertainties. Although the Company believes that the forward-looking statements are reasonable, it does not and cannot give any assurance that its beliefs and expectations will prove to be correct. Many factors could significantly affect the Company's operations and cause the Company's actual results to be substantially different from the Company's expectations. Those factors include, but are not limited to: (i) general economic and construction business conditions; (ii) customer acceptance of the Company's products; (iii) materials and manufacturing costs; (iv) the financial condition of customers, competitors and suppliers; (v) technological developments; (vi) increased competition; (vii) changes in capital market conditions; (viii) governmental and business conditions in countries where the Company's products are manufactured and sold; (ix) changes in trade regulations; (x) the effect of acquisition activity; (xi) changes in the Company's plans, strategies, objectives, expectations or intentions; and (xii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results might differ materially from results suggested by any forward-looking statements in this report. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise.

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

        Connectors produced by Simpson Strong-Tie typically are steel devices that are used to strengthen, support and connect joints in residential and commercial construction and DIY projects. SST's Anchor Systems product line is included in the connector product segment. These products enhance the safety and durability of the structures in which they are installed and can save time and labor costs for the contractor. SST's connector products increase structural integrity and improve structural resistance to seismic, wind and other forces. Applications range from commercial and residential building, to deck construction, to DIY projects. SST produces and markets over 5,000 standard and custom products.

        Simpson Dura-Vent's venting systems are used to vent gas furnaces and water heaters, gas fireplaces and stoves, wood burning stoves and pellet stoves. SDV's metal vents, chimneys and chimney liner systems exhaust the products of combustion to the exterior of the building, and some products also introduce outside air into the appliance for more efficient combustion. SDV designs its products for ease of assembly and safe operation and to achieve a high level of performance. SDV produces and markets approximately 2,400 different venting products.

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

        In recent years, architects, engineers, model code agencies, contractors, building inspectors and legislators have continued efforts to improve structural integrity and safety of homes and other buildings in the face of disasters of various types, including seismic events, storms and fires. Based on ongoing participation in trade and professional associations and communications with governmental and quasi-governmental regulatory agencies, the Company believes that building codes, such as the International Building Code ("IBC"), are being more uniformly applied around the country and their enforcement is becoming more rigorous. Recently, there has been consolidation among several of the Company's customer groups. The industry is also experiencing increased complexity in home design and builders are more aggressively trying to reduce their costs. The Company is responding to these trends by marketing its products as systems solutions rather than as individual parts. In some cases, systems marketing is facilitated by the use of sophisticated design and specification software.

        The requirements of the Endangered Species Act, the Federal Lands Policy Management Act and the National Forest Management Act have reduced the amount of timber available for harvest from public lands. Over the past several years, this and other factors have led to the increased use of engineered wood products. Engineered wood products, which substitute for strong, clear-grained lumber historically obtained from logging older, large-diameter trees, have been developed to conserve lumber. Engineered wood products frequently require specialized connectors. Sales of Simpson Strong-Tie's engineered wood connector products increased significantly over the past several years.

        Concerns about energy conservation and air quality have led to increasing recognition of the advantages of natural gas as a heating fuel, including its clean burning characteristics. Use of natural gas for home heating has been increasing in the United States over a number of years, although increases in prices have made alternative energy sources more attractive. In 2000 and the first half of 2001, the high cost of home heating oil, natural gas, and electricity resulted in increased demand for wood burning appliances and pellet stoves, although this trend appears to have slowed more recently as energy prices have decreased.

        The Company continues to develop its distribution through home centers throughout the United States. The Company's sales to home centers increased significantly in 2000 and 2001. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        Specification in architects' and engineers' plans and drawings influences which products will be used for particular purposes and therefore is key to the use of the Company's products in construction projects. The Company encourages architects and engineers to specify the installation of the Company's products in projects they design and supervise, and encourages acceptance of the Company's products by construction contractors. The Company maintains frequent contacts with architects, engineers and contractors, as well as private organizations that provide information to building code officials, both to inform them regarding the quality, proper installation, capabilities and value of the Company's products and to update them about product modifications and new products that may be useful or needed. The Company sponsors seminars to inform architects, engineers, contractors and building officials on appropriate use and proper installation of the Company's products.

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

        The Company is expanding its established facilities outside California to increase its presence and sales in markets east of the Rocky Mountains. During the last five years, the Company has expanded or has plans to expand many of its manufacturing and warehouse facilities. As a result of the high sales growth in California in 2000, sales in the 37 states east of the Rocky Mountains, while continuing to grow, have declined as a percentage of domestic sales from approximately 47% in 1999 to approximately 44% in 2001. Since 1993, the Company has established operations in the United Kingdom, opened warehouse and distribution facilities in Western Canada, the Northeastern United States, purchased anchor products manufacturers in Illinois and Eastern Canada, connector product manufacturers in France and Denmark, and acquired the shares of the German company that it did not already own. The Company has also established distribution in Chile, Japan, Australia and New Zealand. The European investments are intended to establish a presence in the European Community through companies with existing customer bases and through servicing U.S.-based customers operating there. The Company intends to continue to pursue and expand operations both inside and outside of the United States (see Note 14 to the Company's consolidated financial statements).

        A Company goal is to manufacture and warehouse its products in geographic proximity to its markets to provide availability and rapid delivery of products to customers and prompt response to customer requests for specially designed products and services. With respect to the DIY and dealer markets, the Company's strategy is to keep the customer's retail stores continuously stocked with adequate supplies of the full line of the Company's products that those stores carry. The Company manages its inventory to help assure continuous product availability. Most customer orders are filled within a few days. High levels of manufacturing automation and flexibility allow the Company to maintain its quality standards while continuing to provide prompt delivery.

        The Company's product research and development is based largely on needs that customers communicate to the Company. The Company typically has developed 10 to 20 new products annually (some of which may be produced in a range of sizes). The Company's strategy is to develop new products on a proprietary basis, patent them where possible, and to seek trade secret protection for others.

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

Products

        Simpson Strong-Tie is a recognized brand name in the markets it serves. SST manufactures and markets products that strengthen the three types of connections found in residential and commercial construction: wood-to-wood, wood-to-concrete and wood-to-masonry. The Company's products are installed on the continuous load path from the foundation to the roof system. SST also markets specialty screws and nails for proper installation of certain of its connector products. These products have seismic, retrofit and remodeling applications for both new construction and DIY markets. SST also offers a full line of adhesives, mechanical anchors and powder actuated tools for numerous anchoring applications in concrete, masonry and steel.

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

New Product Development

        Simpson Strong-Tie commits substantial resources to engineering and new product development and the majority of its products have been developed through SST's internal research and development program. SST typically has developed 10 to 20 new products each year. SST's research and development expense for the three years ended December 31, 2001, 2000 and 1999, was $2,309,000, $1,771,000 and $1,376,000, respectively. In 2002, SST expects to complete construction of its state-of-the-art testing facility in Stockton, California. As part of the new product development process, SST engineers, in cooperation with sales and marketing staff, meet regularly with architects, engineers, building inspectors, code officials and customers. Several new products derived from existing product lines are developed annually. SST developed and introduced a pre-fabricated shear-wall product for the new construction market and has expanded its line of chemical and mechanical Anchor products. The Company believes that existing distribution channels are receptive to product line extensions, thereby enhancing SST's ability to enter new markets.

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

        Simpson Strong-Tie sells its products through an extensive distribution system comprising dealer distributors supplying thousands of retail locations nationwide, contractor distributors, home centers, manufacturers of engineered wood products, and specialized contractors such as roof framers. In recent years, sales to home centers have been one of the Company's fastest growing distribution channels. A large part of that growth was sales to The Home Depot which exceeded 10% of the Company's consolidated net sales in each of the last three years (see Note 14 to the Company's consolidated financial statements and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."). SST's DIY and dealer products are used to build projects such as decks, patio covers and shelf and bench systems. The Company believes that SST's increasing diversification into new and growing markets has reduced its vulnerability to construction industry cycles.

        Simpson Strong-Tie dedicates substantial resources to customer service. SST produces numerous publications and point-of-sale marketing aids to serve specifiers, distributors, retailers and users for the various markets that it serves. These publications include general catalogs, as well as various specific catalogs, such as those for its Anchor System products and the engineered wood and plated truss industries. The catalogs and publications describe the products and provide load and installation information. SST also maintains several linked websites centered on www.strongtie.com, which include catalogs, product and technical information, code reports and other general information related to SST's product lines and promotional programs.

        Simpson Strong-Tie's engineers not only design and test products, but also provide engineering support for customers. This support might range from the discussion of a load value in a catalog to testing a unique application for an existing product. SST's sales force communicates with customers in each of its marketing channels, through its publications, seminars and frequent calls.

        Based on its communications with customers, Simpson Strong-Tie believes that its products are essential to its customers' businesses, and it is SST's policy to ship products within a few days of receiving the order. Many of SST's customers serve contractors that require rapid delivery of needed products. Home centers and dealers also require superior service, because of fluctuating demand. To satisfy these requirements, SST maintains high inventory levels, has redundant manufacturing capability and some multiple dies to produce the same parts. SST also maintains information systems that provide sales and inventory control and forecasting capabilities throughout its network of factories and warehouses. SST also has special programs for contractors intended to ensure the prompt and reliable manufacture and delivery of custom products.

        Simpson Strong-Tie believes that dealer and home center sales of SST products are significantly greater when the bins and racks at large dealer and home center locations are adequately stocked with appropriate products. Various retailers carry varying numbers of SST products, and SST's Retail Specialists are engaged in ongoing efforts to inform retailers about other SST products that can be used in their specific markets and to encourage them to add these products to better meet their customers' needs. Achieving these objectives requires teamwork and significant inventory commitments between SST and the distributors and retailers. Retail Specialists play a significant role in keeping the racks full and extending the product lines at the large dealer and home center level. They help retailers order product, set up merchandising systems, stock shelves, hold product seminars and provide SST with daily information that is used to improve service and product mix.

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

        The clean burning characteristics of natural gas have gained public recognition, resulting in increased market share for gas appliances in the new construction and the appliance replacement markets. As a result, Simpson Dura-Vent has developed venting systems, such as Direct-Vent, to address changes in appliance technology. Increases in the cost of natural gas during 2000 and the first half of 2001, however, reduced the demand for gas appliances and increased demand for alternative energy sources. Historically, sales of wood burning stoves, considered an alternative energy source, have increased during these periods of high oil and natural gas prices and energy shortages. SDV manufactures venting systems for use with wood burning stoves as well as other types of appliances. With lower natural gas prices in the later half of 2001, demand for gas appliances appears to be increasing again.

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

        Increases in the price of natural gas, home heating oil, and electricity have generally resulted in increases in sales of wood burning appliances. Simpson Dura-Vent's DuraTech and Dura/Plus chimney systems are intended to capitalize on these recent energy trends. In addition to wood burning appliances, demand for pellet stoves may also be affected by higher energy costs. In 2001, SDV saw a substantial increase in sales of its pellet venting products. The growing gas fireplace market has evolved into two basic types of fireplace: top-vent fireplaces that are vented with the standard Type B Gas Vent and direct-vent fireplaces that use a special double-wall venting system. SDV's direct-vent system is designed not only to exhaust the flue products, but also to draw in outside air for combustion, an important feature in modern energy-efficient home construction. The direct-vent gas fireplace systems provide ease of installation, permitting horizontal through-the-wall venting or standard vertical through-the-roof venting. SDV has established relationships with several large manufacturers of gas stoves and gas fireplaces to supply direct-vent venting products. In 1996, SDV expanded its direct-vent product line to include both co-axial and co-linear direct vent systems for venting gas stoves and gas inserts into existing masonry chimneys or existing factory-built metal chimneys.

New Product Development

        Simpson Dura-Vent has gained industry recognition by offering innovative new products that meet changing needs of customers. SDV representatives serve on industry committees concerned with issues such as new appliance standards and government regulations. SDV's research and development expense for the three years ended December 31, 2001, 2000 and 1999, was $438,000, $455,000 and $433,000, respectively. SDV also maintains working relationships with research and development departments of major appliance manufacturers, providing prototypes for field testing and conducting tests in SDV's testing laboratory. SDV believes that such relationships provide competitive advantages. For example, SDV introduced the first direct vent system for direct vent gas appliances. In 1999, SDV introduced DuraTech, a twin-walled insulated chimney system for use on wood burning stoves, fireplaces and oil fired appliances. This product line has been designed and manufactured to a new standard of excellence. It is constructed from stainless steel and incorporates blanket insulation for enhanced safety and efficiency.

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

        The Company is committed to helping people build safer structures economically through the design, engineering and manufacturing of structural connectors and related products. To this end, the Company has developed a quality management system that employs numerous quality-control procedures, such as computer-generated work orders, constant review of parts as they are produced and frequent quality testing. Since 1996, Simpson Strong-Tie's quality management system has been registered under ISO 9001, an internationally recognized set of quality-assurance standards. SST is currently working toward registration under the new ISO 9001-2000 standard. The Company believes that ISO registration is becoming increasingly important to U.S. companies.

        Simpson Strong-Tie operates manufacturing and warehouse facilities in California, Texas, Ohio, Florida, Connecticut, Illinois, Washington, British Columbia, Ontario, England, France, Denmark and Poland. SST also stocks its products in Scotland and Chile. Most of SST's products are produced with a high level of automation, using progressive dies run in automatic presses making parts from coiled sheet steel at rates that often exceed 100 strokes per minute. SST produces over 500 million product pieces per year. Most of SST's products (SKUs) are bar coded with UPC numbers for easy identification, and nearly all of the products sold to home centers are labeled with bar codes. SST has significant press capacity and has multiple dies for some of its high volume products because of the need to produce these products close to the customer and to provide backup capacity. The balance of production is accomplished through a combination of manual, blanking and numerically controlled (NC) processes which include robotic welders, lasers and turret punches. This capability allows SST to produce products with little redesign or set-up time, facilitating rapid turnaround for customers. New tooling is also highly automated. Dies are designed and produced using computer aided design (CAD) and computer aided machining (CAM) systems. CAD/CAM capability enables SST to create multiple dies rapidly and design them to high standards. The Company is constantly reviewing its product line to reduce manufacturing costs, increase automation, and take advantage of new types of materials. For example, over the past two years SST has introduced three new products made from an engineered composite plastic, the AnchorMate, the StrapMate and the Anchor Bolt Stabilizer.

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

        Simpson Strong-Tie's product lines are subject to Federal, state, county, municipal and other governmental and quasi-governmental regulations that affect product design, development, testing, applications, marketing, sales, installation and use. Most SST products are recognized by building code and standards agencies. Agencies that recognize Company products include the International Conference of Building Officials ("ICBO"), Building Officials and Code Administrators International ("BOCA"), Southern Building Code Congress International ("SBCCI"), The National Evaluation Service, the City of Los Angeles, Dade County, Florida, and the California Division of Architecture. These and other code agencies adopt various testing and design standards and incorporate them into their related building codes. With the adoption of the International Residential Code 2000 section of the IBC, these standards have become more uniformly applied and are recognized throughout the country, rather than by the jurisdiction covered by the various agencies. SST considers this recognition to be a significant marketing tool and devotes considerable effort to obtaining and maintaining appropriate approvals for its products. SST believes that architects, engineers, contractors and other customers are less likely to purchase structural products that lack the appropriate code acceptance if code-accepted competitive products are available. SST's management actively participates in industry related professional associations to keep abreast of regulatory changes and to provide information to regulatory agencies.

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

        The venting industry is highly competitive. Many of Simpson Dura-Vent's competitors have greater financial and other resources than SDV. SDV's principal competitors include the Selkirk Metalbestos Division of U.S. Industries, Inc., Hart & Cooley, Inc. and American Metal Products, Inc. (both now owned by Tomkins PLC), Metal-Fab, Inc. and the Air Jet Division of General Products Co. The Company believes that Metal-Fab, Inc. and Air Jet tend to be more regional than SDV, and that they have smaller shares of the national market than SDV.

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

        The steel industry is highly cyclical and prices for the Company's raw materials are influenced by numerous factors beyond the Company's control, including general economic conditions, competition, labor costs, import duties and other trade restrictions. In March 2002, the United States imposed a tariff on several types of imported steel which in turn could increase the cost of steel to the Company. The Company might not be able to increase its product prices in amounts that correspond to increases in raw materials prices without materially and adversely affecting its sales and profits. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company historically has not attempted to hedge against changes in prices of steel or other raw materials.

Patents and Proprietary Rights

        The Company's subsidiaries have U.S. and foreign patents, the majority of which cover products that they currently manufacture and market. These patents, and applications for new patents, cover various design aspects of the subsidiaries' products, as well as processes used in their manufacture. The Company's subsidiaries are continuing to develop new potentially patentable products, product enhancements and product designs. Although the Company's subsidiaries do not intend to apply for additional foreign patents covering existing products, the Company has developed an international patent program to protect new products that its subsidiaries may develop.

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

Acquisitions and Expansion into New Markets

        The Company's future growth, if any, may depend to some extent on its ability to penetrate new markets, both domestically and internationally. See "Industry and Market Trends" and "Business Strategy." Therefore, the Company may in the future pursue acquisitions of product lines or businesses. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has little or no direct prior experience, and the potential loss of key employees of the acquired company. In addition, future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurring of additional debt, and impairment and amortization expenses related to goodwill and other intangible assets, all of which could adversely affect the Company's profitability. If an acquisition occurs, no assurance can be given as to its effect on the Company's business or operating results. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Construction customs, standards, techniques and methods in international markets differ from those in the United States. Laws and regulations applicable in new markets for the Company are unfamiliar to the Company and compliance may be substantially more costly than the Company anticipates. As a result, it may become necessary for the Company to redesign products or to invent or design new products in order to compete effectively and profitably outside the United States or in markets that are new to the Company in the United States. The Company expects that significant time will be required for it to generate substantial sales or profits in new markets.

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

        In January 2001, Simpson Strong-Tie International, Inc. ("SSTI"), a subsidiary of the Company, acquired 100% of the shares of BMF Bygningsbeslag A/S ("BMF") of Denmark for $13.6 million in cash. BMF manufactures and distributes connector products in northern and central Europe. In August 2001, the German subsidiary of BMF purchased the remaining 51% stake in Bulldog-Simpson GmbH for approximately $0.6 million in cash. In December 2000, SST purchased the assets of Masterset Fastening Systems, Inc. ("Masterset") for approximately $2.3 million in cash plus an earnout of up to $0.3 million. Masterset sells a system of specially designed powder actuated fasteners and installation tools. In July 2000, Simpson Strong-Tie purchased the assets of Anchor Tiedown Systems, Inc. ("ATS"). ATS manufactures and distributes the MBR product line used to anchor multi-story buildings with a threaded rod hold down system. The purchase price was approximately $4.6 million in cash. In the third quarter of 1999, SSTI purchased the assets of Furfix Products Limited and Easy Arches Limited (together, "Furfix"), which manufacture a line of structural connectors for the wood and masonry construction markets in the United Kingdom and Europe. The purchase price was approximately $7.8 million in cash plus an earnout based on future operating performance. Included in the purchase price were costs associated with the closure of Furfix's existing facility and integration into

SSTI's facility in Tamworth, England. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital."

Seasonality and Cyclicality

        The Company's sales are seasonal, with operating results varying from quarter to quarter. With some exceptions, the Company's sales and income have historically been lower in the first and fourth quarters and higher in the second and third quarters of the year, as retailers and contractors purchase construction materials in the late spring and summer months for the construction season. In addition, demand for the Company's products and the Company's results of operations are significantly affected by weather conditions, such as unseasonably warm, cold or wet weather, which affect, and sometimes delay or accelerate, installation of certain of the Company's products. Political and economic events can also affect the Company's revenues. The Company has little control over the timing of customer purchases, and sales anticipated in one quarter may occur in another quarter, thereby affecting both quarters' results. In addition, the Company incurs significant expenses as it develops, produces and markets its products in anticipation of future orders. Products typically are shipped as orders are received, and accordingly the Company operates with little backlog. As a result, net sales in any quarter generally depend on orders booked and shipped in that quarter. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts. If sales fall below the Company's expectations, operating results would be adversely affected for the relevant quarters, as expenses based on those expectations will already have been incurred. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company's principal markets are in the building construction industry. That industry is subject to significant volatility as a result of fluctuations in interest rates, the availability of credit to builders and developers, inflation rates, weather and other factors and trends, none of which is within the Company's control. Declines in commercial and residential construction may be expected to reduce the demand for the Company's products. The Company cannot provide any assurance that its business will not be adversely affected by future negative economic or construction industry performance or that future declines in construction activity or the demand for the Company's products will not have material adverse effects on the Company and its business and financial condition. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Employees and Labor Relations

        As of March 1, 2002 the Company had 1,895 full-time employees, of whom 1,257 were hourly employees and 638 were salaried employees. The Company believes that its overall compensation and benefits for the most part exceed industry averages and that its relations with its employees are good.

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

        A significant number of the Company's employees at two of the Company's major manufacturing facilities are represented by labor unions and are covered by collective bargaining agreements. Two of the Company's collective bargaining agreements cover the Company's sheetmetal workers and its tool and die craftsmen in Brea. These two contracts expire in June 2004 and February 2005, respectively. Two other contracts, covering tool and die personnel and sheetmetal workers in San Leandro, expire in June 2003 and July 2003, respectively. Simpson Strong-Tie's Manteca, California, facility was also recently unionized. The collective bargaining agreement there will expire in September 2007. A work stoppage or interruption by a significant number of the Company's employees could have a material and adverse effect on the Company and its business and financial condition.

Item 2. Properties.

Properties

        The Company maintains its home office in Dublin, California, and other offices, manufacturing and warehouse facilities elsewhere in California and in Texas, Ohio, Florida, Mississippi, Illinois, Connecticut, Washington, British Columbia, Ontario, England, Scotland, France, Denmark, Germany and Poland. As of March 15, 2002, the Company's facilities were as follows:

Location	Approximate Square Footage	Owned or Leased		Lessee	Lease Expires	Function
Dublin, California	35,400	Leased		Company	2007	Office
San Leandro, California	47,100	Owned	(1)			Office, Manufacturing and Warehouse
San Leandro, California	71,000	Owned				Office, Manufacturing and Warehouse
San Leandro, California	57,000	Leased	(2)	SST	2009	Manufacturing and Warehouse
San Leandro, California	48,000	Owned				Office and Warehouse
San Leandro, California	27,000	Owned				Manufacturing and Warehouse
San Leandro, California	61,800	Leased		SST	2002	Warehouse
Brea, California	50,700	Owned				Office, Manufacturing and Warehouse
Brea, California	78,000	Owned				Office and Warehouse
Brea, California	30,500	Owned				Office, Manufacturing and Warehouse
Brea, California	42,900	Owned				Warehouse
Brea, California	19,200	Owned				Warehouse
McKinney, Texas	84,300	Owned				Office, Manufacturing and Warehouse
McKinney, Texas	117,100	Owned				Office and Warehouse
Columbus, Ohio	153,500	Leased	(3)	SST	2005	Office, Manufacturing and Warehouse
Jacksonville, Florida	74,600	Leased		SST	2006	Office and Warehouse
Addison, Illinois	52,400	Leased		SST	2003	Office, Manufacturing and Warehouse
Enfield, Connecticut	55,100	Leased		SST	2003	Office and Warehouse
Kent, Washington	24,000	Leased		SST	2004	Office, Manufacturing and Warehouse
Manteca, California	135,700	Leased		SST	2005	Office, Manufacturing and Warehouse
Visalia, California	50,000	Owned				Warehouse
Tamworth, England	78,100	Leased		SST(4)	2012	Office, Manufacturing and Warehouse
Glasgow, Scotland	3,000	Leased		SST(4)	2003	Warehouse
Vacaville, California	125,000	Leased	(5)	SDV	2007	Office, Manufacturing and Warehouse
Vacaville, California	120,300	Owned				Office, Manufacturing and Warehouse
Vicksburg, Mississippi	302,000	Owned				Office, Manufacturing and Warehouse
Fontana, California	17,900	Leased		SDV	2002	Warehouse
Langley, British Columbia	19,700	Leased		SST(6)	2010	Warehouse
Brampton, Ontario	104,000	Leased		SST(6)	2009	Office, Manufacturing and Warehouse
Odder, Denmark	162,500	Owned				Office, Manufacturing and Warehouse
Syke, Germany	10,300	Owned				Office and Warehouse
Warsaw, Poland	8,300	Leased		SST(7)	2002	Office and Warehouse
St. Gemme La Plaine, France	99,000	Owned				Office, Manufacturing and Warehouse

(1)
The Company purchased this property from Simpson Investment Company, a related party, in 2001 for approximately $1.7 million. See Note 9 and Note 12 to the Consolidated Financial Statements contained elsewhere herein.

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

        The Company owns approximately 47 acres in Stockton, California, and has commenced construction on research and development, manufacturing and warehousing facilities. The new facilities are expected to be completed and occupied in 2002. The Company also owns 63 acres of undeveloped land in McKinney, Texas.

        The Company has vacated facilities that it leased in Vicksburg, Mississippi, and is attempting to sublease these facilities. The Lessor of this Vicksburg facility is Vicksburg Investors, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein. The Company has also vacated its facility in Indianapolis, Indiana.

        The Company's manufacturing facilities are equipped with specialized equipment and use extensive automation. The Company considers its existing and planned facilities to be suitable and adequate for its operations as currently conducted and as planned through 2002. The manufacturing facilities currently are being operated with one full shift and at most plants with at least a partial second or third shift. The Company anticipates that it may require additional facilities to accommodate possible future growth.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "SSD." The following table shows the range of high and low closing sale prices per share of the Common Stock as reported by the NYSE for the calendar quarters indicated:

	Market Price
Quarter
	High	Low
2001
Fourth	$57.3000	$49.0900
Third	59.9000	47.0000
Second	60.5000	47.2000
First	54.8125	49.3000
2000
Fourth	$51.0000	$41.7500
Third	50.8750	44.5625
Second	53.0000	39.3125
First	45.6250	38.8750

        The Company estimates that as of March 21, 2002, approximately 3,350 persons owned shares of the Company's Common Stock either directly or through nominees.

        The Company currently intends to retain its future earnings, if any, to finance operations and fund internal growth and does not anticipate paying cash dividends on the Company's Common Stock for the foreseeable future. Future dividends, if any, will be determined by the Company's Board of Directors, based on the Company's earnings, cash flow, financial condition and other factors deemed relevant by the Board of Directors. In addition, existing loan agreements require the Company to maintain Tangible Net Worth of $180.0 million plus 50% of net profit after taxes for each fiscal year ending after December 31, 2001. This requirement may limit the amount that the Company may pay out as dividends on the common stock. As of December 31, 2001, the Company had a Tangible Net Worth of $277.1 million.

        In February 2002, the Board of Directors authorized the Company, for a period of one year, to buy back up to $35 million of the Company's common stock. In the second half of 2000, the Company repurchased 134,280 shares of its common stock at an average price of approximately $43.95 per share.

Item 6. Selected Financial Data.

        The following table sets forth selected consolidated financial information with respect to the Company for each of the five years ended December 31, 2001, 2000, 1999, 1998 and 1997, derived from the audited Consolidated Financial Statements of the Company (restated for the effect of the accounting change for inventory valuation from the last-in, first-out method to the first-in, first-out), the most recent three years of which appear elsewhere herein. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2001	2000	1999	1998	1997
Statement of Operations Data:
Net sales	$415,863	$369,087	$328,440	$279,081	$246,074
Cost of sales	257,785	225,628	197,701	170,538	149,613

Gross profit	158,078	143,459	130,739	108,543	96,461
Selling expense	42,230	37,410	32,204	24,706	23,113
General and administrative expense	50,032	44,634	37,846	33,100	30,358

Income from operations	65,816	61,415	60,689	50,737	42,990
Interest income, net	1,587	3,010	1,669	940	429

Income before income taxes	67,403	64,425	62,358	51,677	43,419
Provision for income taxes	27,619	26,296	25,021	20,833	17,636
Minority interest	(734)	(1,246)	—	—	—

Net income	$40,518	$39,375	$37,337	$30,844	$25,783

Diluted net income per share of common stock	$3.29	$3.20	$3.05	$2.56	$2.15

	As of December 31,
(Dollars in thousands)	2001	2000	1999	1998	1997
Balance Sheet Data:
Working capital	$194,261	$168,008	$141,143	$105,860	$83,813
Property, plant and equipment, net	81,410	63,823	61,144	54,965	42,925
Total assets	329,612	279,570	246,341	191,817	151,281
Total debt	6,673	2,405	2,764	2,896	30
Total liabilities	41,495	35,134	36,665	30,317	21,814
Total stockholders' equity	288,117	243,681	209,676	161,499	129,467

Selected Quarterly Financial Data (Unaudited)

	2001				2000
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$93,536	$111,661	$115,842	$94,824	$85,599	$101,048	$97,826	$84,615
Cost of sales	60,796	68,920	70,381	57,688	56,355	60,028	58,466	50,779

Gross profit	32,740	42,741	45,461	37,136	29,244	41,020	39,360	33,836
Selling expense	10,855	10,423	10,173	10,779	9,323	9,806	9,729	8,553
General and administrative expense	11,285	12,478	14,375	11,894	9,683	12,656	11,647	10,648

Income from operations	10,600	19,840	20,913	14,463	10,238	18,558	17,984	14,635
Interest income, net	385	448	295	460	916	827	623	644

Income before income taxes	10,985	20,288	21,208	14,923	11,154	19,385	18,607	15,279
Provision for income taxes	4,188	8,191	9,001	6,241	4,468	7,987	7,655	6,186
Minority interest	(5)	(20)	(412)	(298)	(281)	(274)	(495)	(196)

Net income	$6,802	$12,117	$12,619	$8,980	$6,967	$11,672	$11,447	$9,289

Diluted net income per share of common stock	$0.55	$0.98	$1.03	$0.73	$0.57	$0.95	$0.93	$0.76

        The Company's results of operations fluctuate from quarter to quarter. The fluctuations are caused by various factors, primarily the increase in construction activity during warmer months of the year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This document contains forward-looking statements, based on numerous assumptions and subject to risks and uncertainties. Although the Company believes that the forward-looking statements are reasonable, it does not and cannot give any assurance that its beliefs and expectations will prove to be correct. Many factors could significantly affect the Company's operations and cause the Company's actual results to be substantially different from the Company's expectations. Those factors include, but are not limited to: (i) general economic and construction business conditions; (ii) customer acceptance of the Company's products; (iii) materials and manufacturing costs; (iv) the financial condition of customers, competitors and suppliers; (v) technological developments; (vi) increased competition; (vii) changes in capital market conditions; (viii) governmental and business conditions in countries where the Company's products are manufactured and sold; (ix) changes in trade regulations; (x) the effect of acquisition activity; (xi) changes in the Company's plans, strategies, objectives, expectations or intentions; and (xii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. Actual results might differ materially from results suggested by any forward-looking statements in this report. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise.

        The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the years ended December 31, 2001, 2000 and 1999, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere herein.

Overview

        Annual net sales of the Company increased 26.6% to $415.9 million in 2001 from $328.4 million in 1999. The increase in net sales resulted primarily from increased geographic distribution and a broadening of the Company's customer base and product lines, both internally and through acquisitions. Net sales increased in 2001 from 1999 in all regions of the United States, with above average rates of growth in California, although the net sales growth rate in California from 2000 to 2001 was below average. In recent years, sales to home centers have been one of the Company's fastest growing distribution channels. A large part of that growth were sales to The Home Depot which exceeded 10% of the Company's consolidated net sales in each of the last three years. (see Note 14 to the Company's consolidated financial statements and "Item 1. Business. Simpson Strong-tie, Sales and Marketing"). Expansion into overseas markets also contributed to the net sales growth over the last three years, primarily due to the acquisition of BMF in January 2001. Gross profit margin decreased to 38.0% in 2001 from 39.8% in 1999. The decrease was primarily due to lower margins at BMF. In March 2002, the United States imposed a tariff on several types of imported steel which in turn could increase the cost of steel to the Company. See "Item 1. Business. Raw Materials." Income from operations as a percentage of net sales decreased to 15.8% in 2001 from 16.6% in 2000 and 18.5% in 1999.

Results of Operations

        The following table sets forth, for the years indicated, the percentage of net sales of certain items in the Company's consolidated statements of operations.

	Years Ended December 31,
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.0%	61.1%	60.2%

Gross profit	38.0%	38.9%	39.8%
Selling expense	10.2%	10.1%	9.8%
General and administrative expense	12.0%	12.1%	11.5%

Income from operations	15.8%	16.6%	18.5%
Interest income, net	0.4%	0.8%	0.5%

Income before income taxes	16.2%	17.5%	19.0%
Provision for income taxes	6.6%	7.1%	7.6%
Minority interest	(0.2%)	(0.3%)	—

Net income	9.7%	10.7%	11.4%

Comparison of the Years Ended December 31, 2001 and 2000

Net Sales

        Net sales increased 12.7% to $415.9 million in 2001 from $369.1 million in 2000. Net sales of Simpson Strong-Tie's products increased 13.8% to $345.8 million in 2001 from $303.8 million in 2000, while net sales of Simpson Dura-Vent's products increased by 7.3% to $70.1 million in 2001 from $65.3 million in 2000. SDV accounted for approximately 16.9% of the Company's total net sales in 2001, a decrease from 17.7% in 2000. The increase in net sales at SST resulted from an increase in sales volume offset by a small decrease in average prices, while the increase in net sales at SDV resulted from an increase in sales volume. The majority of the Company's sales growth occurred domestically, although international sales contributed to the annual increase, due almost entirely to BMF, which was acquired in the January 2001. See "Item 1. Business. Acquisitions and Expansion into New Markets." Home centers was the fastest growing connector sales channel. The sales increase was broad-based across most of SST's major product lines. SST's Anchor Systems product lines had the highest percentage growth rate in sales. SDV's chimney and pellet vent product lines had the highest sales growth rates while the Direct-Vent product line declined as compared to sales in 2000.

Gross Profit

        Gross profit increased 10.2% to $158.1 million in 2001 from $143.5 million in 2000. As a percentage of net sales, gross profit decreased to 38.0% in 2001 from 38.9% in 2000. This decrease was primarily due to lower gross profit margins at BMF.

Selling Expense

        Selling expense increased 12.9% to $42.2 million in 2001 from $37.4 million in 2000. The increase was primarily due to higher personnel costs related to the increase in the number of sales and merchandising personnel as well as increased commissions to sales agents who represent SST's Anchor Systems product line. Promotional expenses also contributed to the increase in selling expenses.

General and Administrative Expense

        General and administrative expenses increased 12.1% to $50.0 million in 2001 from $44.6 million in 2000, but decreased slightly as a percentage of net sales to 12.0% in 2001 from 12.1% in 2000. The increase was primarily due to an increase in the bad debt reserve related to a significant customer, to higher costs related to additional administrative personnel, including those at BMF, and to non-cash charges related to the amortization of intangible assets including the Keybuilder.com LLC software license and the goodwill of acquired businesses. Partially offsetting this increase was a decrease in cash profit sharing.

European Operations

        For its combined European operations, the Company recorded an after-tax net loss of $2.1 million in 2001, including approximately $0.5 million in nondeductible goodwill amortization associated with BMF, compared to after-tax net losses of $1.7 million in 2000. These losses are primarily associated with the Company's UK and Denmark operations. Lower gross margins and amortization of the intangible assets associated with the acquisitions of Furfix and BMF, as well as depreciation, selling and administrative costs incurred related to the growing operations, contributed significantly to the losses. The Company expects the losses in Europe to continue through at least 2003.

Other Information

        In December 2001, Keybuilder.com, LLC was dissolved. The Company continues to hold a 30% interest in Keymark Enterprises, LLC ("Keymark") which is continuing to develop the Keymark software. Keymark has not and is not expected to generate significant revenues or profits. The Company hopes that the software that is developed by Keymark will also benefit SST's future connector sales through continued specification of its products.

Comparison of the Years Ended December 31, 2000 and 1999

Net Sales

        Net sales increased 12.4% to $369.1 million in 2000 from $328.4 million in 1999. Net sales of Simpson Strong-Tie's products increased 16.4% to $303.8 million in 2000 from $260.9 million in 1999, while net sales of Simpson Dura-Vent's products decreased by 3.2% to $65.3 million in 2000 from $67.5 million in 1999. SDV accounted for approximately 17.7% of the Company's total net sales in 2000, a decrease from 20.6% in 1999. The increase in net sales at SST resulted from an increase in sales volume and a small increase in average prices, while the decrease in net sales at SDV resulted from a decrease in sales volume, offset slightly by an increase in average prices. The decrease in sales volume at SDV may have resulted, at least in part, from a reduction in demand for venting products for natural gas burning appliances as a result of higher natural gas prices. Most of the Company's sales growth occurred domestically, particularly in California. International sales contributed to the annual increase, due in part to the acquisition of Furfix in the third quarter of 1999. See "Item 1. Business. Acquisitions and Expansion into New Markets." Contractor distributors and home centers were the fastest growing connector sales channels. The sales increase was broad-based across most of SST's major product lines. SST's Strong-Wall and Anchor Systems product lines had the highest growth rates. With the exception of pellet vent products, sales in 2000 of all of SDV's major product lines declined compared to sales in 1999.

Gross Profit

        Gross profit increased 9.7% to $143.5 million in 2000 from $130.7 million in 1999. As a percentage of net sales, gross profit decreased to 38.9% in 2000 from 39.8% in 1999. This decrease was primarily due to increased costs related to slow moving inventory reserves as a result of excess inventory of specifically identified stock items.

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

European Operations

        For its combined European operations, the Company recorded an after-tax net loss of $1.7 million in 2000 compared to after-tax net losses of $1.8 million in 1999. These losses were primarily associated with the Company's UK operations. Amortization of the intangible assets associated with the acquisition of Furfix as well as depreciation on capital equipment and other administrative overhead costs incurred related to the growing operations contributed significantly to the losses.

Other Information

        In July 2000, Simpson Strong-Tie purchased the assets of ATS which manufactures and distributes the MBR product line used to anchor multi-story buildings with a threaded rod hold down system. The purchase price was approximately $4.6 million in cash. In December 2000, SST purchased the assets of Masterset for approximately $2.3 million in cash plus an earnout of up to $0.3 million. Masterset sells a quality system of specially designed powder actuated fasteners and installation tools.

        In the first quarter of 2000, Simpson Strong-Tie and Keymark Enterprises, Inc., formed Keybuilder.com, LLC to develop software and services that can link designers, engineers and building material suppliers and assist engineers in the design and construction of residential structures. Effective January 1, 2001, the Company, through the exercise of an option, acquired 30% of Keymark,

Liquidity and Sources of Capital

        The Company's liquidity needs arise principally from working capital requirements, capital expenditures and asset acquisitions. During the three years ended December 31, 2001, the Company has relied primarily on internally generated funds to finance these needs. The Company's working capital requirements are seasonal with the highest working capital needs typically occurring in the second and third quarters of the year. Cash and cash equivalents were $95.9 million and $59.4 million at December 31, 2001 and 2000, respectively. Working capital was $194.3 million and $168.0 million at December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company had approximately $6.7 million in debt outstanding and had available to it unused credit facilities of approximately $23.1 million.

        The Company had cash flows from operating activities of $73.3 million, $30.9 million and $36.0 million for 2001, 2000 and 1999, respectively. In 2001, cash was provided by net income, before removing Keymark's share of the loss related to the Keybuilder.com, LLC joint venture, of $39.8 million and noncash expenses, such as depreciation and amortization, of $15.6 million. Operating cash flows were also increased by decreases in inventories and trade accounts receivable of approximately $12.1 million, in the aggregate, and an increase in income taxes payable of approximately $6.3 million. The balance of the cash used in 2001 resulted from changes in other asset and liability accounts, none of which was material on a standalone basis.

        Cash used in investing activities was $38.7 million, $20.5 million and $23.3 million for 2001, 2000 and 1999, respectively. Asset acquisitions, primarily related to the purchase of BMF, and capital expenditures increased to $39.7 million in 2001 from $20.7 million in 2000. Approximately $14.1 million of the capital expenditures was used to purchase or improve the Company's real estate.

        Financing activities provided net cash of $2.3 million and $4.4 million in 2001 and 1999, respectively, and used $5.3 million 2000. In 2001, approximately $2.8 million in cash was provided by the issuance of Common Stock through the exercise of stock options by employees and directors of the Company.

        The Company believes that cash generated by operations, borrowings available under its existing credit agreements, the majority of which have been renewed through at least September 2002, and other available financing will be sufficient for the Company's working capital needs and planned capital expenditures through at least 2002.

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

SIMPSON MANUFACTURING CO., INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants

To the Board of Directors and Stockholders of Simpson Manufacturing Co., Inc.:

        In our opinion, the accompanying consolidated financial statements listed in the index on page 26 of this Form 10-K present fairly, in all material respects, the financial position of Simpson Manufacturing Co., Inc. (the "Company") and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of valuing inventories from the last-in, first-out method to the first-in, first-out method.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
February 4, 2002

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$95,871,950	$59,417,658
Trade accounts receivable, net	42,614,410	45,584,186
Inventories	82,476,299	85,269,695
Deferred income taxes	6,476,503	5,420,091
Other current assets	2,529,599	5,040,017

Total current assets	229,968,761	200,731,647
Property, plant and equipment, net	81,410,301	63,822,513
Investments	—	354,414
Other noncurrent assets	18,232,988	14,660,979

Total assets	$329,612,050	$279,569,553

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$986,448	$335,754
Trade accounts payable	15,738,659	14,630,941
Accrued liabilities	10,182,616	9,373,008
Accrued profit sharing trust contributions	4,706,934	3,929,043
Accrued cash profit sharing and commissions	1,987,993	2,979,060
Accrued workers' compensation	1,245,764	1,475,764
Income taxes payable	859,536	—

Total current liabilities	35,707,950	32,723,570
Long-term debt, net of current portion	5,686,995	2,069,028
Long-term liabilities	100,000	341,600

Total liabilities	41,494,945	35,134,198

Minority interest in consolidated subsidiaries	—	754,278

Commitments and contingencies (Note 9)
Stockholders' equity
Preferred Stock, par value $0.01; authorized shares, 5,000,000; issued and outstanding shares, none	—	—
Common Stock, par value $0.01; authorized shares, 20,000,000; issued and outstanding shares, 12,167,696 and 11,966,732 at December 31, 2001 and 2000, respectively	46,868,909	40,968,501
Retained earnings	245,419,665	204,901,539
Accumulated other comprehensive income	(4,171,469)	(2,188,963)

Total stockholders' equity	288,117,105	243,681,077

Total liabilities and stockholders' equity	$329,612,050	$279,569,553

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2001	2000	1999
Net sales	$415,862,601	$369,087,813	$328,439,897
Cost of sales	257,784,583	225,628,484	197,701,260

Gross profit	158,078,018	143,459,329	130,738,637

Operating expenses
Selling	42,230,211	37,409,957	32,204,008
General and administrative	50,031,666	44,633,965	37,845,480

	92,261,877	82,043,922	70,049,488

Income from operations	65,816,141	61,415,407	60,689,149
Interest income, net	1,587,234	3,009,974	1,669,243

Income before income taxes	67,403,375	64,425,381	62,358,392
Provision for income taxes	27,619,575	26,296,360	25,021,234
Minority interest	(734,326)	(1,245,722)	—

Net income	$40,518,126	$39,374,743	$37,337,158

Net income per common share
Basic	$3.35	$3.28	$3.15
Diluted	$3.29	$3.20	$3.05
Weighted average number of shares outstanding
Basic	12,108,247	12,022,704	11,837,315
Diluted	12,315,850	12,294,922	12,233,865

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
for the years ended December 31, 1999, 2000 and 2001

	Common Stock			Accumulated Other Comprehensive Income
			Retained Earnings
	Shares	Amount			Total
Balance, January 1, 1999	11,579,360	$33,723,845	$128,189,638	$(431,690)	$161,481,793
Comprehensive income:
Net income	—	—	37,337,158	—	37,337,158
Other comprehensive income:
Translation adjustment	—	—	—	(153,232)	(153,232)

Comprehensive income					37,183,926
Options exercised	436,279	4,568,970	—	—	4,568,970
Tax benefit of options exercised	—	6,303,873	—	—	6,303,873
Common stock issued at $37.4375 per share	3,200	119,800	—	—	119,800

Balance, December 31, 1999	12,018,839	44,716,488	165,526,796	(584,922)	209,658,362
Comprehensive income:
Net income	—	—	39,374,743	—	39,374,743
Other comprehensive income:
Translation adjustment	—	—	—	(1,604,041)	(1,604,041)

Comprehensive income					37,770,702
Options exercised	77,673	902,898	—	—	902,898
Tax benefit of options exercised	—	1,054,238	—	—	1,054,238
Buyback of common stock	(134,280)	(5,901,998)	—	—	(5,901,998)
Common stock issued at $43.75 per share	4,500	196,875	—	—	196,875

Balance, December 31, 2000	11,966,732	40,968,501	204,901,539	(2,188,963)	243,681,077
Comprehensive income:
Net income	—	—	40,518,126	—	40,518,126
Other comprehensive income:
Translation adjustment	—	—	—	(1,982,506)	(1,982,506)

Comprehensive income					38,535,620
Options exercised	198,264	2,750,049	—	—	2,750,049
Tax benefit of options exercised	—	3,012,659	—	—	3,012,659
Common stock issued at $51.00 per share	2,700	137,700	—	—	137,700

Balance, December 31, 2001	12,167,696	$46,868,909	$245,419,665	$(4,171,469)	$288,117,105

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities
Net income	$40,518,126	$39,374,743	$37,337,158

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of capital equipment	(83,677)	(55,969)	(44,649)
Depreciation and amortization	15,649,657	13,135,982	10,861,925
Minority interest	(734,326)	(1,245,722)	—
Deferred income taxes and other long-term liabilities	(879,603)	(705,529)	(1,702,067)
Equity in loss (income) of affiliates	(256,412)	(23,195)	107,273
Noncash compensation related to stock plans	137,700	196,875	119,800
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable, net	4,025,941	(2,510,320)	(8,331,101)
Inventories	8,043,158	(13,251,449)	(13,701,766)
Other current assets	1,170,040	(1,233,190)	(40,401)
Other noncurrent assets	953,128	(738,506)	(1,322,851)
Trade accounts payable	(1,339,515)	2,023,783	1,019,384
Accrued liabilities	222,705	1,620,192	2,227,864
Accrued profit sharing trust contributions	788,154	431,918	330,924
Accrued cash profit sharing and commissions	(990,738)	(1,552,527)	512,055
Accrued workers' compensation	(230,000)	130,000	466,492
Income taxes payable	6,306,507	(4,726,708)	8,200,744

Total adjustments	32,782,719	(8,504,365)	(1,296,374)

Net cash provided by operating activities	73,300,845	30,870,378	36,040,784

Cash flows from investing activities
Capital expenditures	(25,571,460)	(14,421,672)	(15,305,226)
Proceeds from sale of capital equipment	919,715	188,809	263,158
Asset acquisitions, net of cash acquired and equity interest already owned	(14,083,805)	(6,250,783)	(8,266,403)

Net cash used in investing activities	(38,735,550)	(20,483,646)	(23,308,471)

Cash flows from financing activities
Issuance of debt	1,276,625	148,310	266,700
Repayment of debt	(1,690,568)	(495,833)	(398,484)
Buyback of common stock	—	(5,901,998)	—
Issuance of Company's common stock	2,750,049	902,898	4,568,970

Net cash provided by (used in) financing activities	2,336,106	(5,346,623)	4,437,186

Effect of exchange rate changes on cash	(447,109)	(132,061)	(62,339)

Net increase in cash and cash equivalents	36,454,292	4,908,048	17,107,160
Cash and cash equivalents at beginning of period	59,417,658	54,509,610	37,402,450

Cash and cash equivalents at end of period	$95,871,950	$59,417,658	$54,509,610

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for
Interest, net of amounts capitalized	$441,278	$235,584	$268,184

Income taxes	$23,820,694	$31,321,526	$18,964,736

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.
Operations and Summary of Significant Accounting Policies

Nature of Operations

        Simpson Manufacturing Co., Inc., through its subsidiaries Simpson Strong-Tie Company Inc. ("Simpson Strong-Tie") and Simpson Dura-Vent Company, Inc. and its other subsidiaries (collectively, the "Company"), designs, engineers and manufactures wood-to-wood, wood-to-concrete and wood-to-masonry connectors and shearwalls and venting systems for gas and wood burning appliances and markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself markets. Simpson Strong-Tie also offers a line of adhesives, mechanical anchors and powder actuated tools for concrete, masonry and steel.

        The Company operates exclusively in the building products industry. The Company's products are sold primarily throughout the United States of America. Revenues have some geographic market concentration on the West Coast. A portion of the Company's business is therefore dependent upon economic activity within this region and market.

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

Inventory Valuation

        Inventories are valued at the lower of cost or market. Effective January 1, 2001, the Company changed its method of valuing inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. The Company believes that the new method is preferable because the FIFO method more effectively allocates fixed overhead costs in times of increased production and, therefore more closely matches current costs and revenues. In addition, the adoption of the FIFO method will enhance the comparability of the Company's financial statements by changing to the predominant method used in its industry and conforms all of the Company's inventories to the same accounting method. The Company has applied this change retroactively by restating its financial statements as required by Accounting Principles Board No. 20, "Accounting Changes," which has resulted in an increase (decrease) in previously reported retained earnings of $89,836, ($930,804) and $199,430 as of December 31, 2000, 1999 and 1998, respectively. The effect on net income of the change in accounting principle was an increase (decrease) of $1,020,640 and ($1,130,234) for the years ended December 31, 2000 and 1999, respectively.

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

Product Research and Development Costs

        Product research and development costs, which are included in cost of sales, were charged against income as incurred and approximated $2,747,000, $2,226,000 and $1,809,000 in 2001, 2000 and 1999, respectively.

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

        The Rights will expire on July 29, 2009, or they may be redeemed by the Company at one cent per Right prior to that date. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company. One million shares of the Company's Preferred Stock have been designated Series A Participating Preferred Stock and reserved for issuance on exercise of the Rights. No event during 2001 made the Rights exercisable.

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

        The following is a reconciliation of basic earnings per share ("EPS") to diluted EPS:

	2001			2000			1999
	Net Income	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share
Basic EPS
Income available to common stockholders	$40,518,126	12,108,247	$3.35	$39,374,743	12,022,704	$3.28	$37,337,158	11,837,315	$3.15
Effect of Dilutive Securities
Stock options	—	207,603	(0.06)	—	272,218	(0.08)	—	396,550	(0.10)

Diluted EPS
Income available to common stockholders	$40,518,126	12,315,850	$3.29	$39,374,743	12,294,922	$3.20	$37,337,158	12,233,865	$3.05

Comprehensive Income

        Comprehensive income, which is included in the consolidated statement of stockholders' equity, is defined as net income plus other comprehensive income. Other comprehensive income includes changes in foreign currency translation adjustments recorded directly into stockholders' equity.

Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in U.S. Treasury instruments and trade accounts receivable. The Company maintains its cash in demand deposit and money market accounts held primarily by four banks.

Adoption of Statements of Financial Accounting Standards

        In June 2000, Financial Accounting Standards Board ("FASB") statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB statement No. 133" was issued. FASB statement No. 133 was amended by FASB statement No. 137, which deferred the effective date of implementation to the first quarter of fiscal years beginning after June 15, 2000. FASB statement No. 133 requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, as appropriate, at fair value. Gains or losses resulting from changes in the fair value of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not hold or issue any hedge instruments. Therefore, the adoption of this standard by the Company has not had a material effect on its financial position as of December 31, 2001, or results of operations for the period then ended.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" which requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. As a result, use of the pooling-of-interests method is prohibited for business combinations initiated thereafter. SFAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. The adoption of this standard by the Company is not expected to have a material effect on its financial position or results of operations.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. SFAS No. 142 is effective for the Company's fiscal year beginning January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001, are subject immediately to the non-amortization and amortization provisions of this

Statement. The amount of amortization related to goodwill for the years ended December 31, 2001 and 2000, was approximately $1,672,000 and $946,000, respectively. The Company has not yet determined the effect of the adoption of SFAS 142 on its financial position and its results of operations for fiscal year 2002.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the 2001 presentation with no effect on net income or retained earnings as previously reported.

2.
Acquisitions

        In January 2001, Simpson Strong-Tie International, Inc. ("SSTI"), a subsidiary of the Company, acquired 100% of the shares of BMF Bygningsbeslag A/S ("BMF") of Denmark for approximately $13.6 million in cash. BMF manufactures and distributes connector products in northern and central Europe. In August 2001, the German subsidiary of BMF purchased the remaining 51% stake in Bulldog-Simpson GmbH ("Bulldog") for approximately $0.6 million in cash.

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

        In August 1999, SSTI purchased the assets of Furfix Products Limited and Easy Arches Limited (together, "Furfix"), which manufacture a line of structural connectors for the wood and masonry construction markets in the United Kingdom and Europe. The purchase price was approximately $7.8 million in cash plus an earnout based on future operating performance. Included in the purchase price were costs associated with the closure of Furfix's existing facility and integration into SSTI's facility in Tamworth, England.

3.
Trade Accounts Receivable

        Trade accounts receivable consist of the following:

	December 31,
	2001	2000
Trade accounts receivable	$46,706,227	$47,119,344
Allowance for doubtful accounts	(3,736,098)	(1,201,289)
Allowance for sales discounts	(355,719)	(333,869)

	$42,614,410	$45,584,186

        The Company sells product on credit and generally does not require collateral.

4.
Inventories

        The components of inventories consist of the following:

	December 31,
	2001	2000
Raw materials	$25,933,323	$26,979,866
In-process products	13,419,637	10,882,721
Finished products	43,123,339	47,407,108

	$82,476,299	$85,269,695

5.
Property, Plant and Equipment, net

        Property, plant and equipment consists of the following:

	December 31,
	2001	2000
Land	$10,558,241	$4,454,322
Buildings and site improvements	37,438,423	27,634,848
Leasehold improvements	5,774,165	4,042,063
Machinery and equipment	101,774,552	88,221,556

	155,545,381	124,352,789
Less accumulated depreciation and amortization	(80,501,488)	(69,293,151)

	75,043,893	55,059,638
Capital projects in progress	6,366,408	8,762,875

	$81,410,301	$63,822,513

        Included in property, plant and equipment at December 31, 2001 and 2000, are fully depreciated assets with an original cost of approximately $34,873,000 and $26,475,000, respectively. These fully depreciated assets are still in use in the Company's operations.

6.
Investments

        The Company has a 30% investment in Keymark Enterprises, LLC ("Keymark") which it accounts for using the equity method. The Company's equity in the earnings or losses of this investment or its initial 49% investment in Bulldog (see Note 2) has not been material in any of the three years in the period ended December 31, 2001.

7.
Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31,
	2001	2000
Sales incentive and advertising allowances	$5,675,914	$4,372,473
Vacation liability	2,004,825	1,713,400
Other	2,501,877	3,287,135

	$10,182,616	$9,373,008

8.
Debt

        The outstanding debt at December 31, 2001 and 2000, and the available credit at December 31, 2001, consisted of the following:

		Debt Outstanding at December 31,
	Available on Credit Facility at December 31, 2001
		2001	2000
Revolving line of credit, interest at bank's base rate less 0.5% (at December 31, 2001, the bank's base rate less 0.5% was 4.25%), matures November 2002, commitment fees are paid at the annual rate of 0.125% on the unused portion of the facility	$11,786,384	$—	$—
Revolving term commitment, interest at bank's prime rate less 0.5% (at December 31, 2001, the bank's prime rate less 0.5% was 4.25%), matures September 2002, commitment fees are paid at the annual rate of 0.125% on the unused portion of the facility	8,213,673	—	—
Revolving line of credit, interest rate at 5.75%, matures June 2002	2,750,215	545,503	—
Revolving line of credit, interest rate at the bank's base rate of interest plus 2% (at December 31, 2001, this rate was 6.0%), matures July 2002, has an annual commission charge of 0.45%	362,750	—	—
Term loan, interest at LIBOR plus 1.375% (at December 31, 2001, LIBOR plus 1.375% was 3.605%), expires May 2008	—	1,950,000	2,250,000
Term loans, interest rates between 5.25% and 6.23%, maturities between 2006 and 2018	—	4,177,940	119,028
Standby letter of credit facilities	2,999,943	—	—
Other notes payable	—		35,754

	26,112,965	6,673,443	2,404,782
Less current portion		(986,448)	(335,754)

		$5,686,995	$2,069,028

Less standby letters of credit issued and outstanding	(2,999,943)

Net credit available	$23,113,022

        The revolving lines of credit are guaranteed by the Company and its subsidiaries. At December 31, 2001, the Company had four outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $2,055,423, were used to support the Company's self-insured workers' compensation insurance requirements. The other two, in the amounts of $681,970 and $262,550, respectively, were used to guarantee performance on the Company's leased facility in the UK and on public improvements costs associated with the construction of the Company's facilities in Stockton, California. These letters of credit mature between September 2002 and November 2002.

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

        Some of the properties were leased from partnerships formed by certain current and former Company stockholders, directors, officers and employees. Rental expenses under these related party leases were as follows:

	Years Ended December 31,
	2001	2000	1999
Simpson Investment Company	$82,331	$197,594	$185,100
Doolittle Investors	253,080	253,080	253,080
Vacaville Investors	438,898	437,640	437,640
Vicksburg Investors	368,543	367,013	354,868
Columbus Westbelt Investment Co.	626,328	592,381	581,064

	$1,769,180	$1,847,708	$1,811,752

        In June 2001, the Company purchased the property that was subject to the lease with Simpson Investment Company for approximately $1.7 million (See Note 12). Rental expense for 2001, 2000 and 1999 with respect to all other leased property was approximately $3,790,000, $2,658,000 and $2,362,000, respectively.

        At December 31, 2001, minimum rental commitments under all noncancelable leases are as follows:

2002	$5,637,198
2003	5,194,623
2004	4,568,060
2005	4,411,082
2006	3,201,255
Thereafter	7,033,261

$30,045,479

        Some of these minimum rental commitments that involve the related parties described above contain renewal options and provide for periodic rental adjustments based on changes in the consumer price index or current market rental rates.

        The nominal term of SSTI's lease in the United Kingdom is 25 years but includes an option to terminate without penalty in either the fifteenth or twentieth year upon one year written notice by SSTI. Future minimum rental payments associated with the first 15 years of this lease are included in minimum rental commitments in the table above.

Environmental

        The Company's policy with regard to environmental liabilities is to accrue for future environmental assessments and remediation costs as they are discovered and become estimable.

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

10.
Income Taxes

        The provision for income taxes consists of the following:

	Years Ended December 31,
	2001	2000	1999
Current
Federal	$24,700,000	$21,885,000	$22,509,000
State	4,196,000	4,901,000	4,354,000
Foreign	234,000	4,000	97,000
Deferred	(1,510,425)	(493,640)	(1,938,766)

	$27,619,575	$26,296,360	$25,021,234

        Reconciliations between the statutory federal income tax rates and the Company's effective income tax rates as a percentage of income before income taxes are as follows:

	Years Ended December 31,
	2001	2000	1999
Federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.3%	4.6%	4.3%
Other	1.2%	0.5%	0.8%

Effective income tax rate	40.5%	40.1%	40.1%

        The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 2001, 2000 and 1999, were as follows:

	Years Ended December 31,
	2001	2000	1999
Current deferred tax assets
State tax	$1,451,474	$1,680,197	$1,488,904
Compensation related to stock plans	82,732	83,375	46,728
Workers' compensation	489,947	584,912	298,808
Health claims	325,957	486,665	604,580
Vacation	556,617	642,637	555,420
Accounts receivable allowance	1,451,457	567,577	600,439
Inventory allowance	1,312,195	1,252,000	874,726
Sales incentive and advertising allowances	176,708	87,489	125,277
Rental reserve	293,538	—	—
LIFO to FIFO restatement	—	(67,163)	590,197
Other	335,878	102,402	150,652

	$6,476,503	$5,420,091	$5,335,731

Long-term deferred tax assets (liabilities)
Depreciation	$1,681,767	$1,377,291	$1,161,552
Goodwill amortization	870,283	715,992	560,479
Other	(758,448)	(484,595)	(419,829)

	$1,793,602	$1,608,688	$1,302,202

        No valuation allowance has been recorded for deferred tax assets for the years ended December 31, 2001, 2000 and 1999, due to the Company's taxable income in 2001 and prior years.

11.
Retirement Plans

        The Company has six retirement plans covering substantially all salaried employees and nonunion hourly employees. Two of the plans, covering U.S. employees, provide for annual contributions in amounts that the Board of Directors may authorize, subject to certain limitations, but in no event more than the amounts permitted under the Internal Revenue Code as deductible expense. The other four plans, covering the Company's European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees' compensation. The total cost for these profit sharing plans for the years ended December 31, 2001, 2000 and 1999, was approximately $4,769,000, $4,009,000 and $3,360,000, respectively.

        The Company also contributes to various industry-wide, union-sponsored defined benefit pension funds for union, hourly employees. Payments to these funds aggregated approximately $1,077,000, $1,149,000 and $977,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

12.
Related Party Transactions

        In 2001, the Company paid $800,000 to Keymark, of which it has a 30% ownership interest. The payments were related to the development of specified features in the Keymark software. Also in 2001, the Company purchased the property that was subject to the lease with Simpson Investment Company for approximately $1.7 million (See Note 9).

        The Chairman and the President and Chief Executive Officer of the Company, who are directors and significant stockholders of the Company, served as directors and officers of the Simpson PSB Fund

(a charitable organization) until October 1997 and were reappointed as directors and officers of the Simpson PSB Fund in January 1999. The Company contributed $75,496 to this organization in 1998.

        Refer to Note 9 regarding related party transactions involving Company leases.

13.
Stock Bonus and Stock Option Plans

        The Company applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its non-qualified stock option plan as stock options granted under this plan have an exercise price equal to 100% of the market price on the date of grant. If the compensation cost for this plan had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the pro forma effect on the Company's net income and earnings per share in 2001, 2000 and 1999 would have been:

	Years Ended December 31,
	2001	2000	1999
Net income, as reported	$40,518,126	$39,374,743	$37,337,158
Pro forma	39,890,644	38,538,065	36,328,132
Diluted earnings per share, as reported	3.29	3.20	3.05
Pro forma	3.24	3.13	2.97

        The fair value of each option granted was estimated on the date of grant using the Black-Sholes option-pricing model with the following assumptions for 2001, 2000 and 1999, respectively: risk-free interest rate of 4.46%, 4.86% and 4.60% for 2001, 2000 and 1999, respectively; no dividend yield for all years; expected lives of 6.2 years for options committed to be granted for 2001 and 6.3 years and 6.2 years for options granted for 2000 and 1999, respectively; and volatility of 29.8% for 2001, 29.7% for 2000 and 30.4% for 1999. The weighted average fair value per share of options granted during 2001, 2000 and 1999 was $22.35, $21.78 and $17.49, respectively.

        The Company currently has two stock option plans. The first is principally for the Company's employees and the second is for the Company's independent directors. Participants are granted options only if the company-wide and/or profit center operating goals, established by the Compensation Committee of the Board of Directors at the beginning of the year, are met. In 2001, the Company met some of the operating goals established for one of its stock option plans and has committed to grant options to purchase 9,500 shares. During 2000, the Company met some of the operating goals established for one of its stock option plans and during 1999, the Company met most of the operating goals established for both of its stock option plans, and accordingly, granted options to purchase 7,000 and 143,250 shares for 2000 and 1999, respectively. These options have an exercise price of $57.30 per share for 2001, and exercise price of $51.00 for 2000 and an exercise price range of $38.94 to $48.13 per share for 1999.

        The following table summarizes the Company's stock option activity for the years ended December 31, 2001, 2000 and 1999:

	2001		2000		1999
Non-Qualified Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	662,647	$27.93	738,990	$26.08	1,033,019	$17.05
Granted	9,500	57.30	7,000	51.00	143,250	43.65
Exercised	(198,264)	13.88	(77,673)	11.62	(436,279)	10.49
Forfeited	(303)	43.75	(5,670)	37.93	(1,000)	33.90

Outstanding at end of year	473,580	33.93	662,647	27.93	738,990	26.08

        The number of stock options exercisable at the end of 2001, 2000 and 1999 was 349,860, 448,930 and 414,817, respectively.

        The following table summarizes information about the Company's stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2001	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding at December 31, 2001	Weighted- Average Exercise Price
$10.00 to $11.28	6,500	0.1 years	$10.25	6,500	$10.25
$13.50	40,799	1.0 years	13.50	40,799	13.50
$23.00 to $29.25	71,047	2.0 years	23.09	71,047	23.09
$33.31 to $37.31	96,176	3.0 years	33.37	91,066	33.37
$36.63 to $41.18	107,661	4.0 years	37.45	74,659	37.44
$38.94 to $48.13	134,897	5.0 years	43.65	64,039	43.51
$51.00	7,000	6.0 years	51.00	1,750	51.00
$57.30	9,500	7.0 years	57.30	—	—

$10.00 to $57.30	473,580	3.4 years	33.25	349,860	23.38

        The tax benefit to the Company from the exercise of stock options, a reduction of the Company's income tax payable, was $3,012,659, $1,054,238 and $6,303,873 for 2001, 2000 and 1999, respectively.

        The Company also maintains a Stock Bonus Plan whereby, for each ten years of continuous employment with the Company, each employee who does not participate in one of the Company's stock option plans receives 100 shares of common stock. In 2001, 2000 and 1999, the Company committed to issue 2,500, 2,700 and 4,500 shares, respectively, which resulted in compensation charges of $254,611, $210,359 and $353,149, respectively. These employees are compensated so that the value of the shares is equal to their net pay after income taxes. The shares are issued in the year following the year in which they are earned.

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

        The following table illustrates certain measurements used by management to assess the performance of the segments described above as of December 31, 2001, 2000 and 1999, or for the years then ended:

2001	Connector Products	Venting Products	All Other	Total
Net sales	$345,785,000	$70,078,000	$—	$415,863,000
Income from operations	57,082,000	8,734,000	—	65,816,000
Depreciation and amortization	13,518,000	2,043,000	89,000	15,650,000
Capital expenditures and acquisitions	38,569,000	1,086,000	—	39,655,000
Total assets	189,756,000	39,675,000	100,181,000	329,612,000
2000	Connector Products	Venting Products	All Other	Total
Net sales	$303,774,000	$65,314,000	$—	$369,088,000
Income from operations	52,257,000	9,165,000	(7,000)	61,415,000
Depreciation and amortization	10,951,000	2,063,000	122,000	13,136,000
Capital expenditures and acquisitions	18,277,000	2,226,000	169,000	20,672,000
Total assets	171,151,000	44,071,000	64,348,000	279,570,000
1999	Connector Products	Venting Products	All Other	Total
Net sales	$260,943,000	$67,497,000	$—	$328,440,000
Income from operations	50,244,000	10,424,000	21,000	60,689,000
Depreciation and amortization	8,895,000	1,867,000	100,000	10,862,000
Capital expenditures and acquisitions	21,642,000	1,930,000	—	23,572,000
Total assets	146,309,000	39,344,000	60,688,000	246,341,000

        Cash collected by the Company's subsidiaries is routinely transferred into the Company's cash management accounts, and therefore has been included in the total assets of the segment entitled "All Other." Cash balances in this segment were approximately $91,647,000, $54,183,000 and $53,682,000 as of December 31, 2001, 2000 and 1999, respectively.

        The following table illustrates how the Company's net sales and long-lived assets are distributed geographically as of December 31, 2001, 2000 and 1999, or for the years then ended.

	2001		2000		1999
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States	$371,068,000	$73,971,000	$347,516,000	$64,615,000	$310,300,000	$55,097,000
Other countries	44,795,000	23,879,000	21,572,000	12,615,000	18,140,000	15,105,000

	$415,863,000	$97,850,000	$369,088,000	$77,230,000	$328,440,000	$70,202,000

        Net sales and long-lived assets are attributable to the country where the operations are located.

        Net sales of approximately 12%, 12% and 11% in 2001, 2000 and 1999, respectively, were to one customer and were attributable mostly to the Connector segment.

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31, 2001, 2000 and 1999

Column A	Column B	Column C Additions		Column D	Column E
Classification	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts Write-offs	Deductions	Balance at End of Year
Year Ended December 31, 2001
Allowance for doubtful accounts	$1,201,289	$3,181,123	$—	$646,314	$3,736,098
Allowance for obsolete inventory	3,000,792	1,763,481	—	1,216,943	3,547,330
Year Ended December 31, 2000
Allowance for doubtful accounts	1,203,147	684,356	—	686,214	1,201,289
Allowance for obsolete inventory	1,641,746	2,439,787	—	1,080,741	3,000,792
Year Ended December 31, 1999
Allowance for doubtful accounts	1,173,656	646,236	—	616,745	1,203,147
Allowance for obsolete inventory	944,331	967,074	—	269,659	1,641,746

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 13, 2002, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 2001, which will set forth certain information with respect to the directors and executive officers of the Registrant and is incorporated herein by reference.

Item 11. Executive Compensation.

        Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 13, 2002, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 2001, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 13, 2002, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 2001, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        Information required by this Item will be contained in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 13, 2002, to be filed not later than 120 days following the end of the Registrant's fiscal year ended December 31, 2001, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  a.
  Exhibits

10.1	Loan Agreement, dated November 6, 2001, between Simpson Manufacturing Co., Inc. and Union Bank of California, N.A.
10.2	Purchase and Sale Agreement, dated February 26, 2001, between Carl D. Panattoni and Simpson Manufacturing Co., Inc.
11.	Statement re computation of earnings per share.
21.	List of Subsidiaries of the Registrant.
23.	Consent of Independent Accountants.
  b.
  Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of the period for which this report is filed.

SIGNATURES

        Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2002	Simpson Manufacturing Co., Inc. (Registrant)
By	/s/ MICHAEL J. HERBERT Michael J. Herbert Chief Financial Officer and Duly Authorized Officer of the Registrant

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
Chief Executive Officer:
/s/ THOMAS J FITZMYERS (Thomas J Fitzmyers)	President, Chief Executive Officer and Director	March 29, 2002
Chief Financial Officer:
/s/ MICHAEL J. HERBERT (Michael J. Herbert)	Chief Financial Officer, Treasurer and Secretary	March 29, 2002
Directors:
/s/ BARCLAY SIMPSON (Barclay Simpson)	Chairman of the Board	March 29, 2002
/s/ EARL F. CHEIT (Earl F. Cheit)	Director	March 29, 2002
/s/ STEPHEN B. LAMSON (Stephen B. Lamson)	Director	March 29, 2002
/s/ PETER N. LOURAS (Peter N. Louras)	Director	March 29, 2002
/s/ SUNNE WRIGHT MCPEAK (Sunne Wright McPeak)	Director	March 29, 2002
/s/ BARRY LAWSON WILLIAMS (Barry Lawson Williams)	Director	March 29, 2002

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data.
SIMPSON MANUFACTURING CO., INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants
Simpson Manufacturing Co., Inc. and Subsidiaries Consolidated Balance Sheets
Simpson Manufacturing Co., Inc. and Subsidiaries Consolidated Statements of Operations
Simpson Manufacturing Co., Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 2000 and 2001
Simpson Manufacturing Co., Inc. and Subsidiaries Consolidated Statements of Cash Flows
Supplemental Disclosure of Cash Flow Information
Simpson Manufacturing Co., Inc. and Subsidiaries Notes to Consolidated Financial Statements
  SCHEDULE II
Simpson Manufacturing Co., Inc. and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS for the years ended December 31, 2001, 2000 and 1999
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES