Form 10-Q
period 2002-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2002-05-13
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended:    March 31, 2002

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

Yes     ☒       No       ☐

        The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2002:             12,194,603

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,		December 31,
	(Unaudited)
	2002	2001	2001

ASSETS
Current assets
Cash and cash equivalents	$84,963,306	$41,784,481	$95,871,950
Trade accounts receivable, net	62,864,794	58,975,024	42,614,410
Inventories	84,496,719	93,635,319	82,476,299
Deferred income taxes	5,811,584	5,956,712	6,476,503
Other current assets	4,348,920	3,811,698	2,529,599
Total current assets	242,485,323	204,163,234	229,968,761

Property, plant and equipment, net	84,016,901	69,648,429	81,410,301
Investments	—	343,605	—
Other noncurrent assets	18,525,025	23,413,149	18,232,988
Total assets	$345,027,249	$297,568,417	$329,612,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt
	$2,738,434	$2,866,842	$986,448
Trade accounts payable	15,546,115	13,207,540	15,738,659
Accrued liabilities	8,741,762	8,427,641	10,182,616
Income taxes payable	6,130,691	3,031,096	859,536
Accrued profit sharing trust contributions	1,589,973	5,038,061	4,706,934
Accrued cash profit sharing and commissions	5,516,486	4,099,837	1,987,993
Accrued workers’ compensation	1,545,764	1,475,764	1,245,764
Total current liabilities	41,809,225	38,146,781	35,707,950

Long-term debt, net of current portion	5,142,698	4,565,881	5,686,995
Deferred income taxes and long-term liabilities	—	206,372	100,000
Total liabilities	46,951,923	42,919,034	41,494,945

Minority interest in consolidated subsidiaries	—	456,874	—

Commitments and contingencies (Notes 5 and 6)

Stockholders’ equity
Common stock	47,913,791	44,297,473	46,868,909
Retained earnings	255,149,605	213,881,694	245,419,665
Accumulated other comprehensive income	(4,988,070)	(3,986,658)	(4,171,469)
Total stockholders’ equity	298,075,326	254,192,509	288,117,105
Total liabilities and stockholders’ equity	$345,027,249	$297,568,417	$329,612,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001

Net sales	$102,371,235	$94,823,953
Cost of sales	63,177,680	57,687,565
Gross profit	39,193,555	37,136,388

Operating expenses:
Selling	10,529,360	10,779,049
General and administrative	12,494,383	11,893,980
	23,023,743	22,673,029

Income from operations	16,169,812	14,463,359

Interest income, net	258,327	460,277

Income before income taxes	16,428,139	14,923,636

Provision for income taxes	6,698,199	6,240,886
Minority interest	—	(297,404)

Net income	$9,729,940	$8,980,154

Net income per common share
Basic	$0.80	$0.75
Diluted	$0.79	$0.73

Number of shares outstanding
Basic	12,184,713	12,037,073
Diluted	12,360,174	12,277,485

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001

Net income	$9,729,940	$8,980,154

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(816,601)	(1,797,695)

Comprehensive income	$8,913,339	$7,128,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months
	Ended March 31,
	2002	2001

Cash flows from operating activities
Net income	$9,729,940	$8,980,154
Adjustments to reconcile net income to net cash provided by operating activities:

Loss (gain) on sale of capital equipment	35,781	(13,231)
Depreciation and amortization	3,765,212	4,061,496
Minority interest	—	(297,404)
Deferred income taxes and long-term liabilities	423,551	(249,358)
Noncash compensation related to stock plans	143,250	137,700
Changes in operating assets and liabilities, net of effects of acquisitions:

Trade accounts receivable	(20,357,444)	(12,627,922)
Inventories	(2,158,531)	(3,608,389)
Trade accounts payable	(142,518)	(3,732,705)
Income taxes payable	5,588,443	7,260,210
Accrued profit sharing trust contributions	(3,115,326)	1,117,647
Accrued cash profit sharing and commissions	3,528,493	1,121,057
Other current assets	(2,144,038)	(677,364)
Accrued liabilities	(1,410,244)	(1,381,804)
Accrued workers’ compensation	300,000	—
Other noncurrent assets	(655,771)	(1,651,658)
Total adjustments	(16,199,142)	(10,541,725)

Net cash used in operating activities	(6,469,202)	(1,561,571)

Cash flows from investing activities
Capital expenditures	(6,272,216)	(5,139,277)
Asset acquisitions, net of cash acquired	(1,438)	(13,489,924)
Proceeds from sale of equipment	24,693	743
Net cash used in investing activities	(6,248,961)	(18,628,458)

Cash flows from financing activities
Issuance of debt	1,942,453	1,324,928
Repayment of debt	(604,388)	(53,714)
Issuance of common stock	584,842	1,399,816
Net cash provided by financing activities	1,922,907	2,671,030

Effect of exchange rate changes on cash	(113,388)	(114,178)

Net decrease in cash and cash equivalents	(10,908,644)	(17,633,177)
Cash and cash equivalents at beginning of period	95,871,950	59,417,658
Cash and cash equivalents at end of period	$84,963,306	$41,784,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.             Basis of Presentation

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America have been condensed or omitted. These interim statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Simpson Manufacturing Co., Inc.’s (the “Company’s”) 2001 Annual Report on Form 10-K (the “2001 Annual Report”).

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

Net Income Per Common Share

Basic net income per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares, using the treasury stock method, are included in the diluted per–share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

Three Months Ended

Three Months Ended

	March 31, 2002			March 31, 2001

Per

Per

	Income	Shares	Share	Income	Shares	Share

Basic EPS

Income available to
common stockholders	$9,729,940	12,184,713	$0.80	$8,980,154	12,037,073	$0.75

Effect of Dilutive Securities
Stock options	—	175,461	(0.01)	—	240,412	(0.02)

Diluted EPS
Income available to
common stockholders	$9,729,940	12,360,174	$0.79	$8,980,154	12,277,485	$0.73

Adoption of Statements of Financial Accounting Standards

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” which requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. As a result, use of the pooling-of-interests method is prohibited for business combinations initiated thereafter. SFAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. The adoption of this standard by the Company has not had a material effect on its financial position as of March 31, 2002, or results of operations for the period then ended.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. SFAS No. 142 came effective for the Company’s fiscal year that began January 1, 2002. The adoption of this standard by the Company has reduced the Company’s amortization charges from approximately $783,000 in the first quarter of 2001 to approximately $276,000 in the first quarter of 2002. The value of the Company’s indefinite lived intangible assets and goodwill is subject to change as business conditions change.

2.             Trade Accounts Receivable, net

Trade accounts receivable consist of the following:

	At March 31,		At December 31,
	2002	2001	2001

Trade accounts receivable	$65,998,942	$60,999,878	$46,706,227
Allowance for doubtful accounts	(2,588,271)	(1,480,256)	(3,736,098)
Allowance for sales discounts	(545,877)	(544,598)	(355,719)
	$62,864,794	$58,975,024	$42,614,410

3.             Inventories

The components of inventories consist of the following:

	At March 31,		At December 31,
	2002	2001	2001

Raw materials	$26,027,695	$27,777,313	$25,933,323
In-process products	13,789,204	14,428,555	13,419,637
Finished products	44,679,820	51,429,451	43,123,339
	$84,496,719	$93,635,319	$82,476,299

4.             Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	At March 31,		At December 31,
	2002	2001	2001

Land	$10,556,675	$5,390,349	$10,558,241
Buildings and site improvements	37,369,947	33,114,721	37,438,423
Leasehold improvements	5,798,461	4,912,450	5,774,165
Machinery and equipment	101,880,820	90,008,699	101,774,552
	155,605,903	133,426,219	155,545,381
Less accumulated depreciation and amortization	(83,799,423)	(72,177,268)	(80,501,488)
	71,806,480	61,248,951	75,043,893
Capital projects in progress	12,210,421	8,399,478	6,366,408
	$84,016,901	$69,648,429	$81,410,301

5.             Debt

Outstanding debt at March 31, 2002 and 2001, and December 31, 2001, and the available credit at March 31, 2001, consisted of the following:

	Available	Debt Outstanding

Credit at

at

at

	March 31,	March 31,		December 31,
	2002	2002	2001	2001

Revolving line of credit, interest at bank’s
reference rate less 0.50% (at March 31, 2002,
the bank’s reference rate was 4.25%),
expires November 2002	$11,721,708	$—	$—	$—

Revolving term commitment, interest at bank’s
prime rate less 0.50% (at March 31, 2002, the
bank’s prime rate less 0.50% was 4.25%),
expires June 2003	8,213,673	—	—	—

Revolving line of credit, interest rate at the
bank’s base rate of interest plus 2% (at
March 31, 2002, the bank’s base rate
plus 2% was 6.0%), expires July 2002	356,400	—	—	—

Revolving line of credit, interest rate at 5.75%,
expires June 2002	1,217,786	1,950,221	2,402,179	545,503

Term loan, interest at LIBOR plus 1.375%
(at March 31, 2002, LIBOR plus
1.375% was 3.245%), expires May 2008	—	1,950,000	2,250,000	1,950,000

Term loans, interest rates
between 5.25% and 6.23%,
expirations between 2006 and 2018	—	3,980,911	2,780,544	4,177,940

Standby letter of credit facilities	3,064,619	—	—	—
	24,574,186	7,881,132	7,432,723	6,673,443
Less current portion	—	(2,738,434)	(2,866,842)	(986,448)
	24,574,186	$5,142,698	$4,565,881	$5,686,995
Standby letters of credit issued and outstanding	(3,064,619)
	$21,509,567

As of March 31, 2002, the Company had four outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $2,132,038, are used to support the Company’s self-insured workers’ compensation insurance requirements. The other two, in the amounts of $670,031 and $262,550, respectively, were used to guarantee performance on the Company’s leased facility in the United Kingdom and on public improvement costs associated with the construction of the Company’s facilities in Stockton, California.

6.             Commitments and Contingencies

Note 9 to the consolidated financial statements in the Company’s 2001 Annual Report provides information concerning commitments and contingencies. From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The Company does not expect the outcomes of these matters to have a material effect on its financial condition or the results of its operations. The Company’s policy with regard to environmental liabilities is to accrue for future environmental assessments and remediation costs as they are discovered and become estimable.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended
	March 31,
	2002	2001
Net Sales

Connector products	$86,625,000	$79,339,000
Venting products	15,746,000	15,485,000
Total	$102,371,000	$94,824,000

Income from Operations

Connector products	$14,708,000	$12,833,000
Venting products	1,653,000	1,962,000
All other	(191,000)	(332,000)
Total	$16,170,000	$14,463,000

			At
	At March 31,		December 31,
	2002	2001	2001
Total Assets

Connector products	$209,864,000	$204,717,000	$189,756,000
Venting products	39,400,000	43,897,000	39,675,000
All other	95,763,000	48,954,000	100,181,000
Total	$345,027,000	$297,568,000	$329,612,000

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of the segment entitled “All other.” Cash and cash equivalent balances in this segment were approximately $83,518,000, $39,333,000 and $91,647,000 as of March 31, 2002 and 2001, and December 31, 2001, respectively.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 2002 and 2001. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended March 31, 2002, Compared

with the Three Months Ended March 31, 2001

In the first quarter of 2002, sales growth occurred throughout the United States, particularly in California and the Southeastern region of the United States. However, sales decreased somewhat in the other western states. Simpson Strong-Tie’s first quarter sales increased 9.2% over the same quarter last year, while Simpson Dura-Vent’s sales increased 1.7%. Contractor distributors and lumber dealers were the fastest growing Simpson Strong-Tie connector sales channels while sales to home centers declined slightly for the quarter as a result of inventories being more closely managed by a large customer. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Simpson Strong-Tie’s Strong-Wall and other seismic and high wind related products and the Anchor Systems product lines had the highest percentage growth rates in sales. Sales of Simpson Dura-Vent’s Direct-Vent products increased compared to the first quarter of 2001 while sales of its gas vent and pellet vent product lines decreased.

Income from operations increased 11.8% from $14,463,359 in the first quarter of 2001 to $16,169,812 in the first quarter of 2002 and gross margins decreased from 39.2% in the first quarter of 2001 to 38.3% in the first quarter of 2002. The decrease in gross margin was primarily due to higher fixed overhead costs as a percentage of sales and lower margins at the Company’s Danish subsidiary. In March 2002, the United States imposed a tariff on several types of imported steel which in turn could increase the cost of steel to the Company. The Company might not be able to increase its product prices in amounts that correspond to increases in raw materials prices without materially and adversely affecting its sales and profits. Selling expenses decreased 2.3% from $10,779,049 in the first quarter of 2001 to $10,529,360 in the first quarter of 2002, primarily due to decreased spending on advertising and promotions, partially offset by higher personnel costs related to the increase in the number of merchandising personnel. In addition, sales commissions increased as a result of higher sales. General and administrative expenses increased 5.0% from $11,893,980 in the first quarter of 2001 to $12,494,383 in the first quarter of 2002. This increase was primarily due to increased cash profit sharing expenses resulting from higher operating income as well as increased personnel and administrative overhead costs. Partially offsetting this increase was a reduction in the bad debt reserve related to a significant customer and a reduction in goodwill amortization charges associated with the change in accounting related to the adoption of FASB No. 142. The tax rate was 40.8% in the first quarter of 2002, a decrease from 41.8% in the first quarter of 2001.

Liquidity and Sources of Capital

As of March 31, 2002, working capital was $200.7 million as compared to $166.0 million at March 31, 2001, and $194.3 million at December 31, 2001. The increase in working capital from December 31, 2001, was primarily due to the increase in the Company’s trade accounts receivable of approximately $20.3 million, resulting from higher sales levels and the effect of seasonal buying programs. Working capital also increased as a result of an increase in inventory and other current assets totaling approximately $3.8 million and a reduction in the accrued profit sharing trust balance of approximately $3.1 million, the later due primarily to the Company making the contribution in the first quarter of the current year as compared to the second quarter of the prior year. Offsetting these increases were an increase in income taxes payable and in accrued cash profit sharing and commissions, together totaling approximately $8.8 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change and changes in noncurrent assets and liabilities, combined with net income and noncash expenses, primarily depreciation and amortization, totaling approximately $13.5 million, resulted in net cash used in operating activities of approximately $6.5 million. The Company is continuing to work with the management of a significant customer for payment of its delinquent accounts receivable balance and as of April 2002, has collected a portion of the noncurrent balance. As of March 31, 2002, the Company had unused credit facilities available of approximately $21.5 million.

The Company used approximately $6.2 million in its investing activities, primarily for capital expenditures. Of this amount, approximately $3.5 million was used for real estate and related purchases, primarily for the construction of its research and development and manufacturing facilities in Stockton, California.

The Company’s financing activities provided net cash of approximately $1.9 million, primarily from short-term borrowing in Europe for its working capital needs, offset partially by the repayment of debt. In addition, cash was also provided by the issuance of the Company’s stock through the exercise of stock options by its employees.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements will be sufficient for the Company’s working capital needs and planned capital expenditures through the remainder of 2002. Depending on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing.

The Company believes that the effect of inflation on the Company has not been material in recent years, as inflation rates have remained relatively low.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The Company does not expect the outcomes of these matters to have a material effect on its financial condition or the results of its operations.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 10, 2002	By	/s/Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
(principal accounting and financial officer)