Form 10-Q
period 2002-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2002-08-14
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended:     June 30, 2002

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

Yes      ☒       No     ☐

The number of shares of the Registrant’s Common Stock outstanding as of June 30, 2002:  12,246,488

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,		December 31, 2001
	2002	2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$85,599,578	$47,002,814	$95,871,950
Trade accounts receivable, net	79,749,530	69,795,769	42,614,410
Inventories	92,922,483	88,655,208	82,476,299
Deferred income taxes	5,980,120	5,341,113	6,476,503
Other current assets	3,469,294	2,765,329	2,529,599
Total current assets	267,721,005	213,560,233	229,968,761

Property, plant and equipment, net	87,155,900	79,206,288	81,410,301
Investments	—	332,796	—
Other noncurrent assets	19,285,433	20,431,493	18,232,988
Total assets	$374,162,338	$313,530,810	$329,612,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$2,955,105	$1,874,288	$986,448
Trade accounts payable	19,832,660	16,091,706	15,738,659
Accrued liabilities	10,865,245	9,333,317	10,182,616
Income taxes payable	3,250,426	3,340,608	859,536
Accrued profit sharing trust contributions	2,726,797	2,407,122	4,706,934
Accrued cash profit sharing and commissions	8,592,862	6,394,844	1,987,993
Accrued workers’ compensation	1,685,764	1,475,764	1,245,764
Total current liabilities	49,908,859	40,917,649	35,707,950

Long-term debt, net of current portion	5,442,806	4,596,592	5,686,995
Deferred income taxes and long-term liabilities	—	177,355	100,000
Total liabilities	55,351,665	45,691,596	41,494,945

Minority interest in consolidated subsidiaries	—	45,352	—

Commitments and contingencies (Notes 5 and 6)

Stockholders’ equity
Common stock	50,093,680	45,476,404	46,868,909
Retained earnings	270,041,206	226,500,346	245,419,665
Accumulated other comprehensive income	(1,324,213)	(4,182,888)	(4,171,469)
Total stockholders’ equity	318,810,673	267,793,862	288,117,105
Total liabilities and stockholders’ equity	$374,162,338	$313,530,810	$329,612,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net sales	$124,150,330	$115,842,506	$226,521,565	$210,666,459
Cost of sales	72,509,812	70,381,194	135,687,491	128,068,759
Gross profit	51,640,518	45,461,312	90,834,074	82,597,700

Operating expenses:
Selling	11,133,905	10,172,994	21,663,264	20,952,043
General and administrative	15,711,585	14,374,917	28,205,969	26,268,897
	26,845,490	24,547,911	49,869,233	47,220,940

Income from operations	24,795,028	20,913,401	40,964,841	35,376,760

Interest income, net	216,405	294,236	474,731	754,513

Income before income taxes	25,011,433	21,207,637	41,439,572	36,131,273

Provision for income taxes	10,119,832	9,000,507	16,818,031	15,241,393
Minority interest	—	(411,522)	—	(708,926)

Net income	$14,891,601	$12,618,652	$24,621,541	$21,598,806

Net income per common share
Basic	$1.22	$1.04	$2.02	$1.79
Diluted	$1.20	$1.03	$1.99	$1.76

Number of shares outstanding
Basic	12,232,670	12,098,309	12,208,824	12,068,607
Diluted	12,404,690	12,299,867	12,381,841	12,290,647

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net income	$14,891,601	$12,618,652	$24,621,541	$21,598,806

Other comprehensive income, net of tax:
Foreign currency translation adjustments	3,663,857	(196,230)	2,847,256	(1,993,925)

Comprehensive income	$18,555,458	$12,422,422	$27,468,797	$19,604,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2002	2001

Cash flows from operating activities
Net income	$24,621,541	$21,598,806
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of capital equipment	148,643	(39,400)
Depreciation and amortization	7,354,196	8,695,868
Minority interest	—	(708,926)
Deferred income taxes and long-term liabilities	356,375	338,749
Noncash compensation related to stock plans	143,250	137,700
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(36,424,335)	(23,549,090)
Inventories	(9,356,644)	1,420,447
Trade accounts payable	3,697,810	(726,794)
Income taxes payable	3,528,063	8,165,900
Accrued profit sharing trust contributions	(1,995,496)	(1,515,866)
Accrued cash profit sharing and commissions	6,604,869	3,415,842
Other current assets	(1,247,505)	347,709
Accrued liabilities	434,584	(425,888)
Accrued workers’ compensation	440,000	—
Other noncurrent assets	(388,619)	(176,652)
Total adjustments	(26,704,809)	(4,620,401)

Net cash (used in) provided by operating activities	(2,083,268)	16,978,405

Cash flows from investing activities
Capital expenditures	(11,552,746)	(18,150,811)
Asset acquisitions, net of cash acquired	(1,492)	(13,667,241)
Proceeds from sale of equipment	63,688	137,701
Net cash used in investing activities	(11,490,550)	(31,680,351)

Cash flows from financing activities
Issuance of debt	1,841,207	1,632,239
Repayment of debt	(712,002)	(1,215,207)
Issuance of common stock	1,948,621	1,977,922
Net cash provided by financing activities	3,077,826	2,394,954

Effect of exchange rate changes on cash	223,620	(107,852)

Net decrease in cash and cash equivalents	(10,272,372)	(12,414,844)
Cash and cash equivalents at beginning of period	95,871,950	59,417,658
Cash and cash equivalents at end of period	$85,599,578	$47,002,814

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

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

Three Months Ended June 30, 2002

Three Months Ended June 30, 2001

	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS

Income available to common stockholders	$14,891,601	12,232,670	$1.22	$12,618,652	12,098,309	$1.04

Effect of Dilutive Securities
Stock options	—	172,020	(0.02)	—	201,558	(0.01)

Diluted EPS
Income available to common stockholders	$14,891,601	12,40,690	$1.20	$12,618,652	12,299,867	$1.03

Six Months Ended June 30, 2002

Six Months Ended June 30, 2001

	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS	$24,621,541	12,208,824	$2.02	$21,598,806	12,068,607	$1.79
Income available to common stockholders

Effect of Dilutive Securities
Stock options	—	173,017	(0.03)	—	222,040	(0.03)

Diluted EPS
Income available to common stockholders	$24,621,541	12,381,841	$1.99	$21,598,806	12,290,647	$1.76

Adoption of Statements of Financial Accounting Standards

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” which requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. As a result, use of the pooling-of-interests method is prohibited for business combinations initiated thereafter. SFAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. The adoption of this standard by the Company has not had a material effect on its financial position as of June 30, 2002, or results of operations for the period then ended.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. SFAS No. 142 became effective for the Company’s fiscal year that began January 1, 2002. After removing the amortization charges related to the Keybuilder.com LLC software license in 2001, the adoption of this standard by the Company has reduced the Company’s amortization charges from approximately $533,000 and $1,065,000 for the three and six months ended June 30, 2001, respectively, to approximately $87,000 and $363,000 for the three and six months ended June 30, 2002, respectively. The value of the Company’s indefinite lived intangible assets and goodwill is subject to change as business conditions change.

2.             Trade Accounts Receivable, net

Trade accounts receivable consist of the following:

	At June 30,		At December 31, 2001
	2002	2001

Trade accounts receivable	$82,180,688	$72,194,518	$46,706,227
Allowance for doubtful accounts	(1,602,359)	(1,567,234)	(3,736,098)
Allowance for sales discounts	(828,799)	(831,515)	(355,719)
	$79,749,530	$69,795,769	$42,614,410

3.             Inventories

The components of inventories consist of the following:

	At June 30,		At December 31, 2001
	2002	2001

Raw materials	$32,972,814	$27,078,345	$25,933,323
In-process products	13,770,946	14,051,291	13,419,637
Finished products	46,178,723	47,525,572	43,123,339
	$92,922,483	$88,655,208	$82,476,299

4.             Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	At June 30,		At December 31, 2001
	2002	2001

Land	$10,568,675	$10,559,789	$10,558,241
Buildings and site improvements	38,328,658	37,139,424	37,438,423
Leasehold improvements	5,823,592	5,028,151	5,774,165
Machinery and equipment	103,242,362	94,277,534	101,774,552
	157,963,287	147,004,898	155,545,381
Less accumulated depreciation and amortization	(87,166,121)	(75,314,509)	(80,501,488)
	70,797,166	71,690,389	75,043,893
Capital projects in progress	16,358,734	7,515,899	6,366,408
	$87,155,900	$79,206,288	$81,410,301

5.             Debt

Outstanding debt at June 30, 2002 and 2001, and December 31, 2001, and the available credit at June 30, 2002, consisted of the following:

	Available Credit at June 30, 2002	Debt Outstanding

at June 30,

				at December 31, 2001

		2002	2001

Revolving line of credit, interest at bank’s reference rate less 0.50% (at June 30, 2002, the bank’s reference rate was 4.25%), expires November 2002	$11,671,554	$—	$—	$—

Revolving term commitment, interest at bank’s prime rate less 0.50% (at June 30, 2002, the bank’s prime rate less 0.50% was 4.25%), expires June 2003	8,213,673	—	—	—

Revolving line of credit, interest at the bank’s base rate plus 2% (at June 30, 2002, the bank’s base rate plus 2% was 6.0%), expires August 2002	383,077	—	—	—

Revolving line of credit, interest at 5.75%, expires June 2003	1,636,093	2,075,000	1,446,083	545,503

Term loan, interest at LIBOR plus 1.375% (at June 30, 2002, LIBOR plus 1.375% was 3.275%), expires May 2008	—	1,800,000	2,100,000	1,950,000

Term loans, interest rates between 4.00% and 6.23%, expirations between 2006 and 2018	—	4,522,911	2,924,797	4,177,940

Standby letter of credit facilities	3,114,773	—	—	—
	25,019,170	8,397,911	6,470,880	6,673,443
Less current portion	—	(2,955,105)	(1,874,288)	(986,448)
		$5,442,806	$4,596,592	$5,686,995
Standby letters of credit issued and outstanding	(3,114,773)
	$21,904,397

As of June 30, 2002, the Company had four outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $2,132,038, are used to support the Company’s self-insured workers’ compensation insurance requirements. The other two, in the amounts of $720,185 and $262,550, respectively, were used to guarantee performance on the Company’s leased facility in the United Kingdom and on public improvement costs associated with the construction of the Company’s facilities in Stockton, California.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended June 30,		Six MonthEnded June 30,
	2002	2001	2002	2001
Net Sales

Connector products	$108,609,000	$100,428,000	$195,234,000	$179,766,000
Venting products	15,541,000	15,415,000	31,288,000	30,900,000
Total	$124,150,000	$115,843,000	$226,522,000	$210,666,000

Income from Operations

Connector products	$23,232,000	$19,325,000	37,955,000	32,159,000
Venting products	1,829,000	1,578,000	3,481,000	3,542,000
All other	(266,000)	10,000	(471,000)	(324,000)
Total	$24,795,000	$20,913,000	$40,965,000	$35,377,000

	At June 30,		At December 31, 2001
	2002	2001
Total Assets

Connector products	$224,996,000	$211,026,000	$189,756,000
Venting products	47,064,000	48,902,000	39,675,000
All other	102,102,000	53,603,000	100,181,000
Total	$374,162,000	$313,531,000	$329,612,000

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of the segment entitled “All other.” Cash and cash equivalent balances in this segment were approximately $83,767,000, $44,972,000 and $91,647,000 as of June 30, 2002 and 2001, and December 31, 2001, respectively.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and six months ended June 30, 2002 and 2001. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended June 30, 2002, Compared with the Three Months Ended June 30, 2001

In the second quarter of 2002, sales growth occurred throughout the United States. The growth was strongest in the Northeastern and Midwestern regions. Sales in Europe also increased. Simpson Strong-Tie’s second quarter sales increased 8.2% over the same quarter last year, while Simpson Dura-Vent’s sales increased 0.8%. Homecenters, dealer distributors and lumber dealers were the fastest growing Simpson Strong-Tie connector sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Simpson Strong-Tie’s high wind related products and its core products had the highest percentage growth rates in sales. Sales of Simpson Dura-Vent’s Direct-Vent products increased compared to the second quarter of 2001 while sales of its pellet vent and chimney product lines decreased.

Income from operations increased 18.6% from $20,913,401 in the second quarter of 2001 to $24,795,028 in the second quarter of 2002 and gross margins increased from 39.2% in the second quarter of 2001 to 41.6% in the second quarter of 2002. The increase in gross margins was primarily due to lower manufacturing costs. In addition, the European operations as a whole made a positive contribution to the Company’s operating income. Selling expenses increased 9.4% from $10,172,994 in the second quarter of 2001 to $11,133,905 in the second quarter of 2002, primarily due to higher personnel costs related to the increase in the number of merchandising personnel and to increased sales commissions as a result of higher sales. General and administrative expenses increased 9.3% from $14,374,917 in the second quarter of 2001 to $15,711,585 in the second quarter of 2002. This increase was primarily due to higher cash profit sharing, as a result of higher operating income, and other administrative overhead costs, partially offset by a reduction in goodwill amortization charges. The reduced amortization charge was affected by both the write-off of the Keybuilder.com software license in the second quarter of 2001 and the change in accounting related to the adoption of FASB No. 142 at the start of 2002. In addition, there was a reduction in the bad debt reserve related to a significant customer, as substantially all of the overdue receivables were paid. The tax rate was 40.5% in the second quarter of 2002, a decrease from 42.4% in the second quarter of 2001.

Results of Operations for the Six Months Ended June 30, 2002, Compared with the Six Months Ended June 30, 2001

In the first six months of 2002, sales growth occurred throughout the United States, particularly in the Northeastern and Midwestern regions and in California, but sales decreased slightly in the other western states. Sales in Europe also increased. Simpson Strong-Tie’s first six months sales increased 8.6% over the same period last year, while Simpson Dura-Vent’s first six months sales increased 1.3%. Lumber dealers were the fastest growing Simpson Strong-Tie connector sales channel. The growth rate of sales to home centers, which decreased slightly in the first quarter of 2002, was positive for the first half of 2002. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Simpson Strong-Tie’s Strong-Wall and high wind related products had the highest percentage growth rates in sales. Sales of Simpson Dura-Vent’s Direct-Vent products increased compared to the first six months of the prior year, while sales of its pellet vent and gas vent product lines decreased.

Income from operations increased 15.8% from $35,376,760 in the first six months of 2001 to $40,964,841 in the first six months of 2002 and gross margins increased from 39.2% in the first six months of 2001 to 40.1% in the first six months of 2002. The increase in gross margins was primarily due to lower manufacturing costs. In addition, the European operations as a whole made a positive contribution to the Company’s operating income. Selling expenses increased 3.4% from $20,952,043 in the first six months of 2001 to $21,663,264 in the first six months of 2002, primarily due to higher personnel costs related to the increase in the number of merchandising personnel and to increased sales commissions as a result of higher sales, partially offset by decreased spending on advertising and promotion in the first quarter of 2002. General and administrative expenses increased 7.4% from $26,268,897 in the first six months of 2001 to $28,205,969 in the first six months of 2002. This increase was primarily due to higher cash profit sharing, as a result of higher operating income, and other administrative overhead costs, partially offset by a reduction in goodwill amortization charges. The reduced amortization charge was affected by both the write-off of the Keybuilder.com software license in the second quarter of 2001 and the change in accounting related to the adoption of FASB No. 142 at the start of 2002. In addition, there was a reduction in the bad debt reserve related to a significant customer, as substantially all of the overdue receivables were paid. The tax rate was 40.6% in the first six months of 2002, a decrease from 42.2% in the first six months of 2001.

At a special meeting on July 29, 2002, the stockholders approved the increase in the number of authorized shares and a 2-for-1 split of the common stock. Additionally, the stockholders approved the increase in the number of shares reserved for each of its two stock option plans and the extension of the termination dates of those plans.

Liquidity and Sources of Capital

As of June 30, 2002, working capital was $217.8 million as compared to $172.6 million at June 30, 2001, and $194.3 million at December 31, 2001. The increase in working capital from December 31, 2001, was primarily due to the increase in the Company’s trade accounts receivable of approximately $37.1 million, resulting from higher sales levels and the effect of seasonal buying programs. Working capital also increased as a result of an increase in inventories of approximately $10.4 million and a reduction in the accrued profit sharing trust balance of approximately $2.0 million, the later due primarily to the Company making the contribution in the first quarter of the current year. Offsetting these increases was a decrease in cash and cash equivalents of approximately $10.3 million and increases in accrued cash profit sharing, trade accounts payable, income taxes payable and notes payable, together totaling approximately $15.1 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change and changes in noncurrent assets and liabilities, combined with net income and noncash expenses, primarily depreciation and amortization, totaling approximately $32.0 million, resulted in net cash used in operating activities of approximately $2.1 million. As of July 31, 2002, substantially all of the delinquent accounts receivable balance of the significant customer has been recovered. As of June 30, 2002, the Company had unused credit facilities available of approximately $21.9 million.

The Company used approximately $11.5 million in its investing activities, mostly for capital expenditures. Of this amount, approximately $7.1 million was used for real estate and related purchases, primarily for the construction of its new research and development and manufacturing facilities in Stockton, California.

The Company’s financing activities provided net cash of approximately $3.1 million, primarily from the issuance of the Company’s stock through the exercise of stock options by its employees. In addition, cash was also provided by short-term borrowing in Europe for its working capital needs, partially offset by the repayment of debt.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders (“Annual Meeting”) was held on May 13, 2002. The following three nominees were elected as directors by the votes indicated:

Name	Total Votes for Each Director	Total Votes Withheld from Each Director	Term Expires*

Thomas J Fitzmyers	10,814,805	152,900	2005
Earl F. Cheit	10,927,568	40,137	2005
Barry Lawson Williams	10,927,515	40,190	2005

* The term expires on the date of the Annual Meeting in the year indicated.

The following proposal was also adopted at the Annual Meeting by the vote indicated:

Proposal	For	Against	Abstain	Broker Non-Vote

To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for 2002	10,758,508	205,603	3,594	—

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a.             Exhibits.

11.         Statements re computation of earnings per share.

99.         Certificate of Chief Executive Officer and Chief Financial Officer.

b.             Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE: August 14, 2002	By	/s/Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
(principal accounting and financial officer)