Form 10-Q
period 2002-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2002-11-08
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended:     September 30, 2002

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

Yes    ☒  No   ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☒  No   ☐

        The number of shares of the Registrant’s Common Stock outstanding as of September 30, 2002:      24,516,788

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,
	(Unaudited)		December 31,
	2002	2001	2001

ASSETS
Current assets
Cash and cash equivalents	$115,069,989	$82,386,649	$95,871,950
Trade accounts receivable, net	71,797,232	60,413,680	42,614,410
Inventories	88,959,586	85,952,350	82,476,299
Deferred income taxes	6,625,743	5,848,404	6,476,503
Other current assets	2,616,335	1,998,852	2,529,599
Total current assets	285,068,885	236,599,935	229,968,761

Property, plant and equipment, net	89,914,143	79,694,693	81,410,301
Other noncurrent assets	19,342,440	19,535,182	18,232,988
Total assets	$394,325,468	$335,829,810	$329,612,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$1,469,176	$1,177,881	$986,448
Trade accounts payable	19,973,306	14,983,984	15,738,659
Accrued liabilities	12,767,352	10,263,286	10,182,616
Income taxes payable	3,191,231	9,998,189	859,536
Accrued profit sharing trust contributions	4,033,943	3,558,093	4,706,934
Accrued cash profit sharing and commissions	10,156,014	6,260,710	1,987,993
Accrued workers’ compensation	1,685,764	1,475,764	1,245,764
Total current liabilities	53,276,786	47,717,907	35,707,950

Long-term debt, net of current portion	5,360,514	6,004,330	5,686,995
Deferred income taxes and long-term liabilities	—	100,000	100,000
Total liabilities	58,637,300	53,822,237	41,494,945

Minority interest in consolidated subsidiaries	—	25,427	—

Commitments and contingencies (Notes 5 and 6)

Stockholders’ equity
Common stock	50,543,672	46,273,975	46,868,909
Retained earnings	286,756,348	238,617,261	245,419,665
Accumulated other comprehensive income	(1,611,852)	(2,909,090)	(4,171,469)
Total stockholders’ equity	335,688,168	281,982,146	288,117,105
Total liabilities and stockholders’ equity	$394,325,468	$335,829,810	$329,612,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Net sales	$130,292,752	$111,660,531	$356,814,317	$322,326,991
Cost of sales	74,596,873	68,919,931	210,284,364	196,988,690
Gross profit	55,695,879	42,740,600	146,529,953	125,338,301

Operating expenses:
Selling	10,510,011	10,423,311	32,173,275	31,375,353
General and administrative	17,718,054	12,477,597	45,924,023	38,746,495
	28,228,065	22,900,908	78,097,298	70,121,848

Income from operations	27,467,814	19,839,692	68,432,655	55,216,453

Interest income, net	218,579	447,919	693,310	1,202,431

Income before income taxes	27,686,393	20,287,611	69,125,965	56,418,884

Provision for income taxes	10,971,251	8,190,621	27,789,282	23,432,014
Minority interest	—	(19,925)	—	(728,851)

Net income	$16,715,142	$12,116,915	$41,336,683	$33,715,721

Net income per common share
Basic	$0.68	$0.50	$1.69	$1.39
Diluted	$0.67	$0.49	$1.67	$1.37

Number of shares outstanding
Basic	24,500,445	24,267,744	24,445,550	24,181,202
Diluted	24,811,435	24,699,454	24,782,141	24,618,294

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Net income	$16,715,142	$12,116,915	$41,336,683	$33,715,721

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(287,639)	1,273,798	2,559,617	(720,127)

Comprehensive income	$16,427,503	$13,390,713	$43,896,300	$32,995,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months
	Ended September 30,
	2002	2001

Cash flows from operating activities
Net income	$41,336,683	$33,715,721
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain on sale of capital equipment	127,073	(137,357)
Depreciation and amortization	11,232,051	12,177,279
Minority interest	—	(728,851)
Deferred income taxes and long-term liabilities	(230,060)	(252,396)
Equity in income of affiliates	—	(256,412)
Noncash compensation related to stock plans	143,250	137,700
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(28,500,946)	(13,680,161)
Inventories	(5,587,617)	4,838,753
Trade accounts payable	3,849,286	(2,190,558)
Income taxes payable	3,668,693	15,114,479
Accrued profit sharing trust contributions	(682,892)	(362,272)
Accrued cash profit sharing and commissions	8,168,021	3,282,611
Other current assets	(290,115)	1,401,411
Accrued liabilities	2,327,134	249,757
Accrued workers’ compensation	440,000	—
Other noncurrent assets	(1,003,502)	610,661
Total adjustments	(6,339,624)	20,204,644

Net cash provided by operating activities	34,997,059	53,920,365

Cash flows from investing activities
Capital expenditures	(18,328,034)	(20,443,571)
Asset acquisitions, net of cash acquired	(1,506)	(14,204,380)
Proceeds from sale of equipment	84,048	837,664
Net cash used in investing activities	(18,245,492)	(33,810,287)

Cash flows from financing activities
Issuance of debt	2,013,899	1,821,955
Repayment of debt	(2,313,052)	(1,311,118)
Issuance of common stock	2,548,792	2,481,221
Net cash provided by financing activities	2,249,639	2,992,058

Effect of exchange rate changes on cash	196,833	(133,145)

Net increase in cash and cash equivalents	19,198,039	22,968,991
Cash and cash equivalents at beginning of period	95,871,950	59,417,658
Cash and cash equivalents at end of period	$115,069,989	$82,386,649

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

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Three Months Ended			Three Months Ended
	September 30, 2002			September 30, 2001
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$16,715,142	24,500,445	$0.68	$12,116,915	24,267,744	0.50

Effect of Dilutive Securities
Stock options	—	310,990	(0.01)	—	431,710	(0.01)

Diluted EPS
Income available to common stockholders	$16,715,142	24,811,435	$0.67	$12,116,915	24,699,454	$0.49

	Nine Months Ended			Nine Months Ended
	September 30, 2002			September 30, 2001
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$41,336,683	24,445,550	$1.69	$33,715,721	24,181,202	$1.39

Effect of Dilutive Securities
Stock options	—	336,591	(0.02)	—	437,092	(0.02)

Diluted EPS
Income available to common stockholders	$41,336,683	24,782,141	$1.67	$33,715,721	24,618,294	$1.37

Adoption of Statements of Financial Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” which requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. As a result, use of the pooling-of-interests method is prohibited for business combinations initiated thereafter. SFAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. The adoption of this standard by the Company has not had a material effect on its financial position as of September 30, 2002, or results of operations for the period then ended.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. SFAS No. 142 became effective for the Company’s fiscal year that began January 1, 2002. After removing the amortization charges related to the Keybuilder.com LLC software license in 2001, the adoption of this standard by the Company has reduced the Company’s amortization charges from approximately $367,000 and $1,432,000 for the three and nine months ended September 30, 2001, respectively, to approximately $87,000 and $450,000 for the three and nine months ended September 30, 2002, respectively. The value of the Company’s indefinite lived intangible assets and goodwill is subject to change as business conditions change.

2.             Trade Accounts Receivable, net

Trade accounts receivable consist of the following:

	At September 30,		At December 31,
	2002	2001	2001

Trade accounts receivable	$74,299,392	$62,540,388	$46,706,227
Allowance for doubtful accounts	(1,959,930)	(1,642,415)	(3,736,098)
Allowance for sales discounts	(542,230)	(484,293)	(355,719)
	$71,797,232	$60,413,680	$42,614,410

3.             Inventories

The components of inventories consist of the following:

	At September 30,		At December 31,
	2002	2001	2001

Raw materials	$29,765,418	$24,985,484	$25,933,323
In–process products	13,405,892	13,971,430	13,419,637
Finished products	45,788,276	46,995,436	43,123,339
	$88,959,586	$85,952,350	$82,476,299

4.             Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	At September 30,		At December 31,
	2002	2001	2001

Land	$10,557,676	$10,560,600	$10,558,241
Buildings and site improvements	38,243,246	37,553,151	37,438,423
Leasehold improvements	5,822,946	5,568,286	5,774,165
Machinery and equipment	103,216,776	100,262,803	101,774,552
	157,840,644	153,944,840	155,545,381
Less accumulated depreciation and amortization	(90,405,546)	(78,004,621)	(80,501,488)
	67,435,098	75,940,219	75,043,893
Capital projects in progress	22,479,045	3,754,474	6,366,408
	$89,914,143	$79,694,693	$81,410,301

5.             Debt

Outstanding debt at September 30, 2002 and 2001, and December 31, 2001, and the available credit at September 30, 2002, consisted of the following:

	Available	Debt Outstanding
	Credit at	at		at
	September 30,	September 30,		December 31,
	2002	2002	2001	2001

Revolving line of credit, interest at bank’s reference rate less 0.50% (at September 30, 2002, the bank’s reference rate less 0.50% was 4.25%), expires November 2004	$11,658,017	$—	$—	$—

Revolving term commitment, interest at bank’s prime rate less 0.50% (at September 30, 2002, the bank’s prime rate less 0.50% was 4.25%), expires June 2003	8,213,673	—	—	—

Revolving line of credit, interest at the bank’s base rate plus 2% (at September 30, 2002, the bank’s base rate plus 2% 6.0%), expires September 2003	390,278	—	—	—

Revolving line of credit, interest at 5.75%, expires June 2003	3,037,355	500,000	685,332	545,503

Term loan, interest at LIBOR plus 1.375% (at September 30, 2002, LIBOR plus .375% was 3.195%), expires May 2008	—	1,800,000	2,100,000	1,950,000

Term loans, interest rates between 4.00% and 6.23%, expirations between 2006 and 2018	—	4,529,690	4,396,879	4,177,940

Standby letter of credit facilities	3,128,310	—	—	—
	26,427,633	6,829,690	7,182,211	6,673,443
Less current portion	—	(1,469,176)	(1,177,881)	(986,448)
		$5,360,514	$6,004,330	$5,686,995
Standby letters of credit issued and outstanding	(3,128,310)
	$23,299,323

As of September 30, 2002, the Company had four outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $2,132,038, are used to support the Company’s self-insured workers’ compensation insurance requirements. The other two, in the amounts of $733,722 and $262,550, respectively, were used to guarantee performance on the Company’s leased facility in the United Kingdom and on public improvement costs associated with the construction of the Company’s facilities in Stockton, California.

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

Corrosion, hydrogen enbrittlement, stress corrosion cracking, hardness, wood pressure treating chemicals, misinstallations, environmental conditions or other factors can contribute to failure of fasteners and connectors. On a few occasions, some of the screws that the Company sells have failed, although the Company has not incurred liability resulting from those failures. The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Net Sales
Connector products	$112,636,000	$94,288,000	$307,869,000	$274,054,000
Venting products	17,657,000	17,373,000	48,945,000	48,273,000
Total	$130,293,000	$111,661,000	$356,814,000	$322,327,000

Income from Operations
Connector products	$24,961,000	$18,038,000	62,824,000	50,196,000
Venting products	2,786,000	1,876,000	6,280,000	5,417,000
All other	(279,000)	(74,000)	(671,000)	(397,000)
Total	$27,468,000	$19,840,000	$68,433,000	$55,216,000

				At
		At September 30,		December 31,
		2002	2001	2001
Total Assets
Connector products		$230,783,000	$205,267,000	$189,756,000
Venting products		44,164,000	44,524,000	39,675,000
All other		119,378,000	86,039,000	100,181,000
Total		$394,325,000	$335,830,000	$329,612,000

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of the segment entitled “All other.” Cash and cash equivalent balances in the “All other” segment were approximately $110,361,000, $77,778,000 and $91,647,000 as of September 30, 2002 and 2001, and December 31, 2001, respectively.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and nine months ended September 30, 2002 and 2001. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended September 30, 2002, Compared

with the Three Months Ended September 30, 2001

In the third quarter of 2002, sales growth occurred throughout North America and Europe. The growth in the United States was strongest in the Southern and Eastern portion of the country, as well as California. Simpson Strong-Tie’s third quarter sales increased 19.5% over the same quarter last year, while Simpson Dura-Vent’s sales increased 1.6%. Lumber dealers and both dealer and contractor distributors were the fastest growing Simpson Strong-Tie connector sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Simpson Strong-Tie’s Strong-Wall, seismic and high wind related products had the highest percentage growth rates in sales. Sales of Simpson Dura-Vent’s Direct-Vent products increased compared to the third quarter of 2001 while sales of its pellet vent and chimney product lines decreased. Simpson Dura-Vent has been informed by a significant customer that the customer plans to supply certain venting products from internal sources beginning in mid 2003. Sales of the affected products to this customer were approximately $6.0 million in 2001.

Income from operations increased 38.4% from $19,839,692 in the third quarter of 2001 to $27,467,814 in the third quarter of 2002 and gross margins increased from 38.3% in the third quarter of 2001 to 42.7% in the third quarter of 2002. The increase in gross margins was primarily due to lower manufacturing costs. In addition, the European operations as a whole made a positive contribution to the Company’s operating income for the second straight quarter. Selling expenses increased less than one percent from $10,423,311 in the third quarter of 2001 to $10,510,011 in the third quarter of 2002, primarily due to increased sales commissions as a result of sales in excess of goals, partially offset by decreased spending on advertising and promotions. General and administrative expenses increased 42.0% from $12,477,597 in the third quarter of 2001 to $17,718,054 in the third quarter of 2002. This increase was primarily due to higher cash profit sharing, as a result of higher operating income, and other administrative overhead costs, partially offset by a reduction in goodwill amortization charges as a result of the change in accounting related to the adoption of FASB No. 142 at the start of 2002. The tax rate was 39.6% in the third quarter of 2002, a decrease from 40.4% in the third quarter of 2001.

Results of Operations for the Nine Months Ended September 30, 2002, Compared

with the Nine Months Ended September 30, 2001

In the first nine months of 2002, sales growth occurred throughout North America and Europe. The growth in the United States was strongest in the Southern and Eastern portion of the country, as well as California. Simpson Strong-Tie’s first nine months’ sales increased 12.3% over the same period last year, while Simpson Dura-Vent’s first nine months’ sales increased 1.4%. Lumber dealers and both dealer and contractor distributors were the fastest growing Simpson Strong-Tie connector sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Simpson Strong-Tie’s Strong-Wall, seismic and high wind related products had the highest percentage growth rates in sales. Sales of Simpson Dura-Vent’s Direct-Vent products increased compared to the first nine months of the prior year, while sales of its pellet vent, chimney and gas vent product lines decreased.

Income from operations increased 23.9% from $55,216,453 in the first nine months of 2001 to $68,432,655 in the first nine months of 2002 and gross margins increased from 38.9% in the first nine months of 2001 to 41.1% in the first nine months of 2002. The increase in gross margins was primarily due to lower manufacturing costs. In addition, the European operations as a whole made a positive contribution to the Company’s operating income. Selling expenses increased 2.5% from $31,375,353 in the first nine months of 2001 to $32,173,275 in the first nine months of 2002, primarily due to increased sales commissions as a result of sales in excess of goals and other personnel costs, partially offset by decreased spending on advertising and promotion. General and administrative expenses increased 18.5% from $38,746,495 in the first nine months of 2001 to $45,924,023 in the first nine months of 2002. This increase was primarily due to higher cash profit sharing, as a result of higher operating income, and other administrative overhead costs, partially offset by a reduction in goodwill amortization charges. The reduced amortization charge was affected by both the write-off of the Keybuilder.com software license in the second quarter of 2001 and the change in accounting related to the adoption of FASB No. 142 at the start of 2002. In addition, there was a reduction in the bad debt reserve related to a significant customer, as substantially all of the overdue receivables were recovered. The tax rate was 40.2% in the first nine months of 2002, a decrease from 41.5% in the first nine months of 2001.

In November 2002, the Company’s subsidiary, Simpson Strong-Tie, modified its distribution strategy in selected regions. As a result, certain distributors in these regions will no longer carry Simpson Strong-Tie products. Simpson Strong-Tie plans to retain the majority of this business through alternate channels.

The Company continues to face uncertain market conditions, tariffs and other factors that may influence the cost of steel and other raw material. The Company might not be able to increase its product prices in amounts that correspond to increases in raw materials prices without materially and adversely affecting its sales and profits.

Liquidity and Sources of Capital

As of September 30, 2002, working capital was $231.8 million as compared to $188.9 million at September 30, 2001, and $194.3 million at December 31, 2001. The increase in working capital from December 31, 2001, was primarily due to the increase in the Company’s trade accounts receivable of approximately $29.2 million, resulting from higher sales levels, an increase in cash and cash equivalents of approximately $19.2 million and an increase in inventories of approximately $6.5 million. Offsetting these increases was an increase in accrued cash profit sharing, trade accounts payable, income taxes payable and accrued liabilities, together totaling approximately $17.3 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change and changes in noncurrent assets and liabilities, combined with net income and noncash expenses, primarily depreciation and amortization, totaling approximately $52.6 million, resulted in net cash provided by operating activities of approximately $35.0 million. As of September 30, 2002, the Company had unused credit facilities available of approximately $23.3 million.

The Company used approximately $18.2 million in its investing activities, mostly for capital expenditures. Of this amount, approximately $12.1 million was used for real estate and related purchases, primarily for the construction of its new research and development and manufacturing facilities in Stockton, California.

The Company’s financing activities provided net cash of approximately $2.2 million, primarily from the issuance of the Company’s stock through the exercise of stock options by its employees.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements will be sufficient for the Company’s working capital needs and planned capital expenditures through the remainder of 2002 and into 2003. Depending on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing.

In August 2002, the Company’s Board of Directors approved the adoption of FASB No. 123, “Accounting for Stock-Based Compensation” beginning in 2003. This will change how the Company accounts for stock options by incurring an expense when a stock option is granted. Also in August 2002, the Company completed a 2-for-1 split of its common stock. All of the share and per share numbers have been adjusted to reflect the stock split.

The Company has determined that it did not comply with all of the requirements for deductibility of its executive compensation in excess of the $1.0 million annual limit per officer under Internal Revenue Code section 162(m). The Company will amend its 1999, 2000 and 2001 income tax returns to reverse the excess deductions. The effect of the amendments are not material to the Company’s financial statements as previously presented. In addition, the Company will not deduct executive compensation in excess of the $1.0 million annual limit per officer in 2002. The Company estimates the current year’s liability related to compensation in excess of the $1.0 million annual limit per officer will be approximately $0.6 million and has included that amount in its year-to-date 2002 provision for income taxes. The Company is working to comply with the deductibility rules of section 162(m) for the 2003 fiscal year.

The Company believes that its disclosure controls and procedures are adequate for the purposes of this report.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

A Special Meeting of Shareholders (“Special Meeting”) was held on July 29, 2002. The following proposals were adopted at the Special Meeting by the votes indicated:

				Broker
Proposal	For	Against	Abstain	Non-Vote

To amend the Company’s Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance from 20,000,000 shares to 40,000,000 shares and to split each outstanding share of Common Stock into two shares of Common Stock.	10,449,400	106,407	832,245	—

To increase by 2,000,000 shares (from 2,000,000 to 4,000,000) the number of shares of Common Stock reserved for issuance under the Simpson Manufacturing Co., Inc. 1994 Stock Option Plan and to extend the termination date of this Plan from February 22, 2004, to May 28, 2012.	6,420,507	2,769,788	836,527	1,361,230

To increase by 40,000 shares (from 40,000 to 80,000) the number of shares of Common Stock reserved for issuance under the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan and to extend the termination date of this Plan from March 5, 2005, to May 28, 2012.	8,569,824	617,704	839,293	1,361,230

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a.	Exhibits.

11. Statements re computation of earnings per share.
99. Certificate of Chief Executive Officer and Chief Financial Officer.

b.	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 8, 2002	By	/s/Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
(principal accounting and financial officer)

CERTIFICATIONS

I, Thomas J Fitzmyers, Chief Executive Officer of Simpson Manufacturing Co., Inc. (the “Company”), certify that:

1.               I have reviewed this quarterly report on Form 10-Q of the Company;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.               The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in paragraph (c) of rule 13a-14 under the Securities Exchange Act of 1934, as amended) for the Company and we have:

a)           designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)          evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Company’s Board of Directors (or persons performing the equivalent function):

a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.               The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	November 6, 2002	By	/s/Thomas J Fitzmyers
Thomas J Fitzmyers
Chief Executive Officer

I, Michael J. Herbert, Chief Financial Officer of Simpson Manufacturing Co., Inc. (the “Company”), certify that:

1.               I have reviewed this quarterly report on Form 10-Q of the Company;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.               The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in paragraph (c) of rule 13a-14 under the Securities Exchange Act of 1934, as amended) for the Company and we have:

a)           designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)          evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Company’s Board of Directors (or persons performing the equivalent function):

a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.               The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	November 6, 2002	By	/s/Michael J. Herbert
Michael J. Herbert
Chief Financial Officer