Form 10-K
period 2002-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2003-02-21
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2002

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

Registrant’s telephone number, including area code: (925) 560-9000

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

Yes   ☒         No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of June 28, 2002, there were outstanding 24,492,976 shares (adjusted for the 2-for-1 stock split in August 2002) of the registrant’s common stock, par value $0.01, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 28, 2002) was approximately $481,901,833.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   ☒         No   ☐

Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held March 31, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

This document contains forward-looking statements, based on numerous assumptions and subject to risks and uncertainties. Although the Company believes that the forward-looking statements are reasonable, it does not and cannot give any assurance that its beliefs and expectations will prove to be correct. Many factors could significantly affect the Company’s operations and cause the Company’s actual results to be substantially different from the Company’s expectations. Those factors include, but are not limited to: (i) general economic and construction business conditions; (ii) customer acceptance of the Company’s products; (iii) materials and manufacturing costs; (iv) the financial condition of customers, competitors and suppliers; (v) technological developments; (vi) increased competition; (vii) changes in capital market conditions; (viii) governmental and business conditions in countries where the Company’s products are manufactured and sold; (ix) changes in trade regulations; (x) the effect of acquisition activity; (xi) changes in the Company’s plans, strategies, objectives, expectations or intentions; and (xii) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission. Actual results might differ materially from results suggested by any forward-looking statements in this report. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise.

PART I

Item 1. Business.

Background

Simpson Manufacturing Co., Inc. (the “Company”), through its subsidiary, Simpson Strong-Tie Company Inc. (“Simpson Strong-Tie” or “SST”), designs, engineers and is a leading manufacturer of wood-to-wood, wood-to-concrete, wood-to-masonry connectors and pre-fabricated shearwalls. SST also offers a full line of adhesives, mechanical anchors and powder actuated tools for concrete, masonry and steel. The Company’s subsidiary, Simpson Dura-Vent Company, Inc. (“Simpson Dura-Vent” or “SDV”), designs, engineers and manufactures venting systems for gas and wood burning appliances. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself (“DIY”) markets. The Company believes that SST benefits from strong brand name recognition among architects and engineers who frequently specify in building plans the use of SST products, and that SDV benefits from strong brand name recognition among contractors, dealers, distributors and SDV’s relationships with original equipment manufacturers (“OEMs”) to which SDV markets its products. The Company has continuously manufactured structural connectors since 1956. See Note 14 to the Company’s consolidated financial statements for information regarding the net sales, income from operations, depreciation and amortization, capital expenditures and acquisitions and total assets for the Company’s two primary segments.

Connectors produced by Simpson Strong-Tie typically are steel devices that are used to strengthen, support and connect joints in residential and commercial construction and DIY projects. SST’s Anchor Systems product line is included in the connector product segment. SST’s connecter products enhance the safety and durability of the structures in which they are installed and can save time and labor costs for the contractor. SST’s connector products contribute to structural integrity and resistance to seismic, wind and other forces. Applications range from commercial and residential building, to deck construction, to DIY projects. SST produces and markets over 5,000 standard and custom products.

Simpson Dura-Vent’s venting systems are used to vent gas furnaces and water heaters, gas fireplaces and stoves, wood burning stoves and pellet stoves. SDV’s metal vents, chimneys and chimney liner systems exhaust the products of combustion to the exterior of the building, and some products also introduce outside air into the appliance for more efficient combustion. SDV designs its products for ease of assembly and safe operation and to achieve a high level of performance. SDV produces and markets approximately 2,400 different venting products.

The Company emphasizes continuous new product development and often obtains patent protection for its new products. The Company’s products are marketed in all 50 states of the United States and in Europe, Canada, Japan, Australia, New Zealand and several countries in Central and South America. Both Simpson Strong-Tie and Simpson Dura-Vent products are distributed through a contractor and dealer distributor network, home centers and OEMs.

The Company has developed and uses automated manufacturing processes. Its innovative manufacturing systems and techniques have allowed it to control manufacturing costs, even while developing both new products and products that meet customized requirements and specifications. The Company’s development of specialized manufacturing processes has also permitted increased operating flexibility and enhanced product design innovation. The Company has developed a quality management system that employs numerous quality-control procedures. Since 1996, SST’s quality management system has been registered under ISO 9001. SST is currently working toward registration under the new ISO 9001-2000 standard and expects to be registered in the first half of 2003. The Company has 15 manufacturing locations in the United States, Canada, France, Denmark and England.

The Company is a Delaware corporation organized and merged with its predecessor company in 1999. The Company serves as a holding company for Simpson Strong-Tie and its subsidiaries, and for Simpson Dura-Vent.

Industry and Market Trends

Based on trade periodicals, participation in trade and professional associations and communications with governmental and quasi-governmental organizations and with customers and suppliers, the Company believes that a variety of events and trends have resulted in significant developments in the markets that the Company serves. The Company’s products are designed to respond to increasing demand resulting from these trends. Some of these events and trends are discussed below.

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

In recent years, architects, engineers, model code agencies, contractors, building inspectors and legislators have continued efforts to improve structural integrity and safety of homes and other buildings in the face of disasters of various types, including seismic events, storms and fires. Based on ongoing participation in trade and professional associations and communications with governmental and quasi-governmental regulatory agencies, the Company believes that building codes, such as the International Building Code (“IBC”), are being more uniformly applied around the country and their enforcement is becoming more rigorous. Recently, there has been consolidation among several of the Company’s customer groups. The industry has experienced increased complexity in home design and builders are more aggressively trying to reduce their costs. The Company has responded to these trends by marketing its products as systems solutions in addition to individual parts. In some cases, systems marketing is facilitated by the use of sophisticated design and specification software.

The requirements of the Endangered Species Act, the Federal Lands Policy Management Act and the National Forest Management Act have reduced the amount of timber available for harvest from public lands. Over the past several years, this and other factors have led to the increased use of engineered wood products. Engineered wood products, which substitute for strong, clear-grained lumber historically obtained from logging older, large-diameter trees, have been developed to conserve lumber. Engineered wood products frequently require specialized connectors. Sales of Simpson Strong-Tie’s engineered wood connector products has increased significantly over the past several years.

Concerns about energy conservation and air quality have led to increasing recognition of the advantages of natural gas as a heating fuel, including its clean burning characteristics. Use of natural gas for home heating has been increasing in the United States over a number of years.

The Company continues to develop its distribution through home centers throughout the United States. The Company’s sales to home centers increased significantly in 2001 and 2002. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Strategy

The Company designs, manufactures and sells products that are of high quality and performance, easy to use and cost-effective for customers. The Company provides rapid delivery of its products and prompt engineering and sales support. Based on its communications with customers, engineers, architects, contractors and other industry participants, the Company believes that its products have strong brand name recognition, and the Company seeks to continue to develop the value of its brand names through a variety of customer-driven strategies. Information provided by customers has led to the development of many of the Company’s products, and the Company expects that customer needs will continue to shape the Company’s product development, marketing and services.

Specification in architects’ and engineers’ plans and drawings influences which products will be used for particular purposes and therefore is key to the use of the Company’s products in construction projects. The Company encourages architects and engineers to specify the installation of the Company’s products in projects they design and supervise, and encourages acceptance of the Company’s products by construction contractors. The Company maintains frequent contacts with architects, engineers and contractors, as well as private organizations that provide information to building code officials, both to inform them regarding the quality, proper installation, capabilities and value of the Company’s products and to update them about product modifications and new products that may be useful or necessary. The Company sponsors seminars to inform architects, engineers, contractors and building officials on appropriate use and proper installation of the Company’s products.

The Company seeks to expand its product and distribution coverage through several channels:

Distributors. The Company regularly evaluates its distribution coverage and service levels provided by its distributors and from time to time modifies its distribution strategy and implements changes to address weaknesses and opportunities. The Company has various programs to evaluate distributor product mix and conducts promotions to encourage distributors to add Company products that complement the mix of product offerings in their markets.

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

Home Centers. The Company intends to continue to increase penetration of the DIY markets by solicitation of home centers. The Company’s Sales Representatives and Retail Specialists maintain on-going contact with home centers to provide timely product availability and product knowledge training. To satisfy specialized requirements of the home center market, the Company has developed extensive bar coding and merchandising aids and has devoted a portion of its research efforts on the development of DIY products.

Dealers. In some markets, the Company sells its products directly to lumber dealers.

OEM Relationships. The Company works closely with manufacturers of engineered wood products and OEMs in developing and expanding the application and sales of Simpson Strong-Tie’s engineered wood connector products and Simpson  Dura-Vent’s gas, wood and pellet stove venting products. SST has relationships with several of the largest manufacturers of engineered wood products, and SDV has OEM relationships with several major gas fireplace and gas stove manufacturers. In 2002, SDV was informed by a significant gas appliance manufacturer that the customer plans to supply certain venting products from internal sources beginning in mid 2003. Sales of the affected products to this customer were approximately $6.6 million in 2002.

The Company is expanding its established facilities outside California to increase its presence and sales in markets east of the Rocky Mountains. Over the last three years, sales in the 37 states east of the Rocky Mountains have maintained their share of domestic sales at approximately 44%. Since 1993, the Company has established operations in the United Kingdom, opened warehouse and distribution facilities in Western Canada and the Northeastern United States, purchased anchor products manufacturers in Illinois and Eastern Canada and connector product manufacturers in France and Denmark, and acquired the shares of the German company that it did not already own. The Company is also working on establishing distribution in Chile, Japan, Australia and New Zealand. The European investments are intended to establish a presence in the European Community through companies with existing customer bases and through servicing U.S.-based customers operating there. The Company intends to continue to pursue and expand operations both inside and outside of the United States (see Note 14 to the Company’s consolidated financial statements).

A Company goal is to manufacture and warehouse its products in geographic proximity to its markets to provide availability and rapid delivery of products to customers and prompt response to customer requests for specially designed products and services. With respect to the DIY and dealer markets, the Company’s strategy is to keep the customer’s retail stores continuously stocked with adequate supplies of the full line of the Company’s products that those stores carry. The Company manages its inventory to help assure continuous product availability. Most customer orders are filled within a few days. High levels of manufacturing automation and flexibility allow the Company to maintain its quality standards while continuing to provide prompt delivery.

The Company’s product research and development is based largely on needs that customers communicate to the Company. The Company typically has developed 10 to 20 new products annually (some of which may be produced in a range of sizes). The Company’s strategy is to develop new products on a proprietary basis, to patent them where possible, and to seek trade secret protection for others.

The Company’s long-term strategy is to develop, acquire or invest in product lines or businesses that (a) complement the Company’s existing product lines, (b) can be marketed through its existing distribution channels, (c) might benefit from use of the Simpson Strong-Tie and Simpson Dura-Vent brand names, (d) are responsive to needs of the Company’s customers and (e) expand its markets geographically.

Simpson Strong-Tie

Overview

Connectors produced by Simpson Strong-Tie typically are steel devices that are used to strengthen, support and connect joints in residential and commercial construction and DIY projects. These products enhance the safety and durability of the structures in which they are installed and can save time and labor costs for the contractor. SST’s connector products increase structural integrity and improve structural resistance to seismic, wind and other forces. Applications range from building framing to deck construction to DIY projects. SST produces and markets over 5,000 standard and custom products.

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

Products

Simpson Strong-Tie is a recognized brand name in the markets it serves. SST manufactures and markets products that strengthen the three types of connections found in residential and commercial construction:  wood-to-wood, wood-to-concrete and wood-to-masonry. The Company’s products are installed on the continuous load path from the foundation to the roof system. SST also markets specialty screws and nails for proper installation of certain of its connector products. These products have seismic, retrofit and remodeling applications for both new construction and DIY markets. SST also offers a full line of adhesives, mechanical anchors and powder actuated tools for numerous anchoring applications in concrete, masonry and steel.

Most of Simpson Strong-Tie’s products are listed by recognized model building code agencies. To achieve such listings, SST conducts extensive product testing, which is witnessed and certified by independent testing engineers. The tests also provide the basis for publication of load ratings for SST structural connectors, and this information is used by architects, engineers, contractors and homeowners. The information is useful across the range of applications of SST’s products, from the deck constructed by a homeowner to a multi-story structure designed by an architect or engineer in an earthquake zone.

Simpson Strong-Tie also manufactures connector products specifically designed for use with engineered wood products, such as wood I-joists. With increased timber costs and reduced availability of trees suitable for making traditional solid sawn lumber, construction with engineered wood products has increased substantially in the last several years. Over the same period, SST’s net sales of engineered wood connectors through dealer and contractor distributors and engineered wood product manufacturers have also increased significantly.

New Product Development

Simpson Strong-Tie commits substantial resources to engineering and new product development and the majority of its products have been developed through SST’s internal research and development program. SST typically has developed 10 to 20 new products each year. SST’s research and development expense for the three years ended December 31, 2002, 2001 and 2000, was $3,199,000, $2,309,000 and $1,771,000, respectively. In 2002, SST completed construction of its advanced testing facility in Stockton, California, and product testing there is expected to begin in the second quarter of 2003. As part of the new product development process, SST engineers, in cooperation with sales and marketing staff, meet regularly with architects, engineers, building inspectors, code officials and customers. Several new products derived from existing product lines are developed annually. SST developed and introduced a pre-fabricated shear-wall product for the new construction market and has expanded its line of chemical and mechanical Anchor products. The Company believes that existing distribution channels are receptive to product line extensions, thereby enhancing SST’s ability to enter new markets.

Sales and Marketing

Simpson Strong-Tie’s sales and marketing programs are implemented through SST’s branch system. SST currently maintains branches in Northern and Southern California, Texas, Ohio, Canada, England, France and Denmark. Each branch is served by its own sales force, as well as manufacturing, warehouse and office facilities. Each branch is responsible for a broad geographic area. Branch managers have significant autonomy in managing their operations. Each is responsible for setting and executing sales and marketing strategies that are consistent with the markets that the branch serves and the goals of the Company. Each domestic branch is an independent profit center with a cash profit sharing bonus program based on its own performance. At the same time, the domestic branches closely integrate their manufacturing activities to enhance product availability. Branch sales forces in the U.S. are supported by marketing managers in the home office in Dublin, California. The sales force maintains close working relationships with customers, develops new business, calls on architects, engineers and building officials and participates in a range of educational seminars.

Simpson Strong-Tie sells its products through an extensive distribution system comprising dealer distributors supplying thousands of retail locations nationwide, contractor distributors, home centers, lumber dealers, manufacturers of engineered wood products, and specialized contractors such as roof framers. In recent years, sales to home centers have been one of the Company’s fastest growing distribution channels. A large part of that growth was sales to The Home Depot which exceeded 10% of the Company’s consolidated net sales in each of the last three years (see Note 14 to the Company’s consolidated financial statements and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”). SST’s DIY and dealer products are used to build projects such as decks, patio covers and shelf and bench systems. The Company believes that SST’s increasing diversification into new and growing markets has reduced its vulnerability to construction industry cycles.

Simpson Strong-Tie dedicates substantial resources to customer service. SST produces numerous publications and point-of-sale marketing aids to serve specifiers, distributors, retailers and users for the various markets that it serves. These publications include general catalogs, as well as various specific catalogs, such as those for its Anchor System products and the engineered wood and plated truss industries. The catalogs and publications describe the products and provide load and installation information. SST also maintains several linked websites centered on www.strongtie.com, which include catalogs, product and technical information, code reports and other general information related to SST’s product lines and promotional programs.

Simpson Strong-Tie’s engineers not only design and test products, but also provide engineering support for customers. This support might range from the discussion of a load value in a catalog to testing a unique application for an existing product. SST’s sales force communicates with customers in each of its marketing channels, through its publications, seminars and frequent calls.

Based on its communications with customers, Simpson Strong-Tie believes that its products are essential to its customers’ businesses, and it is SST’s policy to ship products within a few days of receiving the order. Many of SST’s customers serve contractors that require rapid delivery of needed products. Home centers and dealers also require superior service, because of fluctuating demand and to serve the needs of a broad base of customers. To satisfy these requirements, SST maintains high inventory levels, has redundant manufacturing capability and some multiple dies to produce the same parts. SST also maintains information systems that provide sales and inventory control and forecasting capabilities throughout its network of factories and warehouses. SST also has special programs for contractors intended to ensure the prompt manufacture and delivery of custom products.

Simpson Strong-Tie believes that dealer and home center sales of SST products are significantly greater when the bins and racks at large dealer and home center locations are adequately stocked with appropriate products. Various retailers carry varying numbers of SST products, and SST’s Retail Specialists are engaged in ongoing efforts to inform retailers about other SST products that can be used in their specific markets and to encourage them to add these products to better meet their customers’ needs. Achieving these objectives requires teamwork and significant inventory commitments between SST and the distributors and retailers. Retail Specialists play a significant role in keeping the racks full and extending the product lines at the large dealer and home center level. They help retailers order product, set up merchandising systems, stock shelves, hold product seminars and provide SST with information that is used to improve service and product mix.

Simpson Dura-Vent

Overview

Simpson Dura-Vent’s venting systems are used to vent gas furnaces and water heaters, gas fireplaces and stoves, wood burning stoves and pellet stoves. SDV’s metal vents, chimneys and chimney liner systems exhaust the products of combustion to the exterior of the building and have been designed for ease of assembly and safe operation and to achieve a high level of performance. SDV produces and markets nearly 2,400 different venting products.

The clean burning characteristics of natural gas have gained public recognition, resulting in increased market share for gas appliances in the new construction and the appliance replacement markets. As a result, Simpson Dura-Vent has developed venting systems, such as Direct-Vent, to address changes in appliance technology. Increases in the cost of natural gas during 2000 and the first half of 2001, however, reduced the demand for gas appliances and increased demand for alternative energy sources. Historically, sales of wood and pellet burning stoves, considered alternative energy sources, have increased during these periods of high oil and natural gas prices and energy shortages. With lower natural gas prices in 2002, demand for gas appliances increased while demand for alternative wood and pellet appliances decreased.

Simpson Dura-Vent’s objective is to expand market share in all of its distribution channels, by entering expanding markets that address energy and environmental concerns. SDV’s strategy is to capitalize on its strengths in new product development and its established distribution network and to continue its commitment to high quality and service. SDV operates manufacturing and warehouse facilities in California and Mississippi.

Products

Simpson Dura-Vent is a leading supplier of double-wall Type B Gas Vent systems, used for venting gas furnaces, water heaters, boilers and decorative gas fireplaces. SDV’s Type B Gas Vent product line features heavy-duty quality construction and a twist-lock design that provides for fast and easy job-site assembly compared to conventional snap together designs. The twist-lock design has broader applications and has been incorporated into SDV’s gas, pellet and direct vent product lines. SDV also markets a patented flexible vent connector, Dura/Connect, for use between the gas appliance flue outlet and the connection to the Type B Gas Vent installed in the ceiling. Dura/Connect offers a simple twist, bend and connect installation for water heaters and gas furnaces.

Following the spike in natural gas and electricity prices in 2000 and the first half of 2001, energy prices stabilized. As a result, consumer demand for alternative energy appliances such as wood and pellet stove declined while the demand for gas stoves and fireplaces increased. The growing gas fireplace market has evolved into two basic types of fireplace: top-vent fireplaces that are vented with the standard Type B Gas Vent and direct-vent fireplaces that use a special double-wall venting system. SDV’s direct-vent system is designed not only to exhaust the flue products, but also to draw in outside air for combustion, an important feature in modern energy-efficient home construction. The direct-vent gas fireplace systems provide ease of installation, permitting horizontal through-the-wall venting or standard vertical through-the-roof venting. SDV has established relationships with several large manufacturers of gas stoves and gas fireplaces to supply direct-vent venting products. In 1996, SDV expanded its direct-vent product line to include both co-axial and co-linear direct vent systems for venting gas stoves and gas inserts into existing masonry chimneys or existing factory-built metal chimneys.

New Product Development

Simpson Dura-Vent has gained industry recognition by offering innovative new products that meet changing needs of customers. SDV representatives serve on industry committees concerned with issues such as new appliance standards and government regulations. SDV’s research and development expense for the three years ended December 31, 2002, 2001 and 2000, was $460,000, $438,000 and $455,000, respectively. SDV also maintains working relationships with research and development departments of major appliance manufacturers, providing prototypes for field testing and conducting tests in SDV’s testing laboratory. SDV believes that such relationships provide competitive advantages. For example, SDV introduced the first direct vent system for direct vent gas appliances. In 1999, SDV introduced DuraTech, a twin-walled insulated chimney system for use on wood burning stoves, fireplaces and oil fired appliances. This product line has been designed and manufactured to a new standard of excellence. It is constructed from stainless steel and incorporates blanket insulation for enhanced safety and efficiency.

Sales and Marketing

Simpson Dura-Vent’s sales organization consists of a director of sales and marketing, a marketing communications manager, regional sales managers, and independent representative agencies. SDV markets venting systems for both gas and wood burning appliances through wholesale distributors in the United States, Canada and Australia to the HVAC (heating, ventilating and air conditioning) and PHC (plumbing, heating and cooling) contractor markets, and to fireplace specialty shop distributors. These customers sell to contractor and DIY markets. SDV also markets venting products to home center and hardware store chains. SDV has established OEM relationships with several major gas fireplace and gas stove manufacturers, which SDV believes are leaders in the direct-vent gas appliance market (see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Simpson Dura-Vent responds to technological changes occurring in the industry through new product development and has developed a reputation for quality and service to its customers. To reinforce its reputation for quality, SDV produces extensive sales support literature and advertising materials. Recognizing the difficulty that customers and users may have in understanding new, complex venting requirements, SDV publishes a venting handbook to assist contractors, building officials and retail outlets with the science of proper venting. Advertising and promotional materials have been designed to be used by distributors and their customers, as well as home centers and hardware chains.

To enhance its marketing effort, SDV has developed a website (www.duravent.com) that includes product descriptions, catalogs and installation instructions, as well as a direct link to SDV’s customer service and engineering departments.

Manufacturing Process

The Company has concentrated on making its manufacturing processes as efficient as possible without compromising quality or flexibility necessary to serve the needs of its customers. The Company has developed and uses automated manufacturing processes. The Company’s innovative manufacturing systems and techniques have allowed it to control manufacturing costs, even while developing both new products and products that meet customized requirements and specifications. The Company’s development of specialized manufacturing processes also has permitted increased operating flexibility and enhanced product design innovation.

The Company is committed to helping people build safer structures economically through the design, engineering and manufacturing of structural connectors and related products. To this end, the Company has developed a quality management system that employs numerous quality-control procedures, such as computer-generated work orders, constant review of parts as they are produced and frequent quality testing. Since 1996, Simpson Strong-Tie’s quality management system has been registered under ISO 9001, an internationally recognized set of quality-assurance standards. SST is currently working toward registration under the new ISO 9001-2000 standard and hopes to be registered in the first half of 2003. The Company believes that ISO registration is becoming increasingly important to U.S. companies.

Simpson Strong-Tie operates manufacturing and warehouse facilities in California, Texas, Ohio, Florida, Connecticut, Illinois, Washington, British Columbia, Ontario, England, France, Denmark, Germany and Poland. SST also stocks its products in Scotland, Austria and Chile. Most of SST’s products are produced with a high level of automation, using progressive dies run in automatic presses making parts from coiled sheet steel at rates that often exceed 100 strokes per minute. SST produces over 500 million product pieces per year. Most of SST’s products (SKUs) are bar coded with UPC numbers for easy identification, and nearly all of the products sold to home centers are labeled with bar codes. SST has significant press capacity and has multiple dies for some of its high volume products because of the need to produce these products close to the customer and to provide backup capacity. The balance of production is accomplished through a combination of manual, blanking and numerically controlled (NC) processes which include robotic welders, lasers and turret punches. This capability allows SST to produce products with little redesign or set-up time, facilitating rapid turnaround for customers. New tooling is also highly automated. Dies are designed and produced using computer aided design (CAD) and computer aided machining (CAM) systems. CAD/CAM capability enables SST to create multiple dies rapidly and design them to high standards. The Company is constantly reviewing its product line to reduce manufacturing costs, increase automation, and take advantage of new types of materials. For example, in recent years SST has introduced multiple products made from an engineered composite plastic, the AnchorMate, the StrapMate and the Anchor Bolt Stabilizer.

Simpson Dura-Vent operates manufacturing and warehouse facilities in California and Mississippi. SDV produces component parts for venting systems using NC-controlled punch presses equipped with high-speed progressive and compound tooling. SDV’s vent pipe and elbow assembly lines are automated, to produce finished products efficiently from large coils of steel and aluminum. UPC bar coding and computer tracking systems provide SDV’s industrial engineers and production supervisors with real-time productivity tools to measure and evaluate current production rates, methods and equipment.

Most of the Company’s current and planned manufacturing facilities are located in geographic regions that have experienced major natural disasters, such as earthquakes, floods and hurricanes. For example, the 1989 Loma Prieta earthquake in Northern California destroyed a freeway and caused other major damage within a few miles of the Company’s facilities in San Leandro, California, and the earthquakes in Northridge, California, in January 1994, destroyed several freeways and numerous buildings in the region in which the Company’s facilities in Brea are located. The Company has developed a disaster recovery plan, but it does not carry earthquake insurance. Other insurance that it carries is limited and not likely to be adequate to cover all of the Company’s resulting costs, business interruption and lost profits in the event of a major natural disaster in the future. If a natural disaster were to render one or more of the Company’s manufacturing facilities totally or partially unusable, whether or not covered by insurance, the Company’s business and financial condition could be materially and adversely affected.

Regulation

The design, capacity and quality of most of the Company’s products and manufacturing processes are subject to numerous and extensive regulations and standards promulgated by governmental, quasi-governmental and industry organizations. Such regulations and standards are highly technical and complex and are subject to frequent revision. The failure of the Company’s products or manufacturing processes to comply with any of such regulations and standards could impair the Company’s ability to manufacture and market its products profitably and could materially and adversely affect the Company’s business and financial condition.

Simpson Strong-Tie’s product lines are subject to Federal, state, county, municipal and other governmental and quasi-governmental regulations that affect product design, development, testing, applications, marketing, sales, installation and use. Most SST products are recognized by building code and standards agencies. Agencies that recognize Company products include the International Conference of Building Officials (“ICBO”), Building Officials and Code Administrators (“BOCA”), Southern Building Code Congress International (“SBCCI”), The National Evaluation Service, the City of Los Angeles, Dade County, Florida, and the California Division of Architecture. These and other code agencies adopt various testing and design standards and incorporate them into their related building codes. With the adoption of the International Residential Code 2000 section of the IBC, these standards have become more uniformly applied and are recognized throughout the country, rather than by the jurisdiction covered by the various agencies. SST considers this recognition to be a significant marketing tool and devotes considerable effort to obtaining and maintaining appropriate approvals for its products. SST believes that architects, engineers, contractors and other customers are less likely to purchase structural products that lack the appropriate code acceptance if code-accepted competitive products are available. SST’s management actively participates in industry related professional associations to keep abreast of regulatory changes and to provide information to regulatory agencies.

Simpson Dura-Vent operates under a complex regulatory environment that includes appliance and venting performance standards related to safety, energy efficiency and air quality. Gas venting regulations are contained in the National Fuel Gas Code (“NFGC”), while safety and performance regulations for wood burning appliances and chimney systems are contained in a National Fire Protection Association standard (“NFPA 211”). Standards for testing gas vents and chimneys are developed by testing laboratories such as Underwriter’s Laboratories (“UL”) in compliance with the American National Standards Institute. Clean air standards for both gas and wood burning appliances are regulated by the Environmental Protection Agency (“EPA”). Energy efficiency standards are regulated by the Department of Energy (“DOE”) under the authority of the National Appliance Energy Conservation Act. Under this act, the DOE periodically reviews the necessity for increased efficiency standards with respect to gas furnaces and gas water heaters. A substantial percentage of SDV’s Type B Gas Vent sales are for gas furnaces and gas water heaters. Minimum appliance efficiency standards might be adopted that could negatively affect sales of Type B Gas Vents, which could materially and adversely affect the Company’s operating results and financial condition. The standards and regulations contained in the NFGC and NFPA 211 are ultimately adopted by national building code organizations such as ICBO, BOCA and SBCCI. In turn, the various building codes are adopted by local municipalities, resulting in enforcement through the building permit process. Safety, air quality and energy efficiency requirements are enforced by local air quality districts and municipalities by requiring proper UL, EPA and DOE labels on appliances and venting systems.

Competition

The Company faces a variety of competition in all of the markets in which it participates. This competition ranges from subsidiaries of large national or international corporations to small regional manufacturers. While price is an important factor, the Company competes on the basis of quality, breadth of product line, technical support, service, field support and product innovation. As a result of differences in structural design and building practices and codes, Simpson Strong-Tie’s markets tend to differ by region. Within these regions, SST competes with companies of varying size, several of which also distribute their products nationally.

The venting industry is highly competitive. Many of Simpson Dura-Vent’s competitors have greater financial and other resources than SDV. SDV’s principal competitors include the Selkirk Metalbestos Division of Tinicum Capital Partners LP, Hart & Cooley, Inc. and American Metal Products, Inc. (both now owned by Tomkins PLC), Metal-Fab, Inc. and the Air Jet Division of General Products Co. The Company believes that Metal-Fab, Inc. and Air Jet tend to be more regional than SDV, and that they have smaller shares of the national market than SDV.

Raw Materials

The principal raw material used by the Company is steel, including stainless steel, and is generally ordered to specific American Society of Testing and Materials (“ASTM”) standards. Other raw materials include aluminum, aluminum alloys and ceramic and other insulation materials, which are used by Simpson Dura-Vent, and cartons, which are used by both SST and SDV. The Company purchases raw materials from a variety of commercial sources. The Company’s practice is to seek cost savings and enhanced quality by purchasing from a limited number of suppliers.

The steel industry is highly cyclical and prices for the Company’s raw materials are influenced by numerous factors beyond the Company’s control, including general economic conditions, competition, labor costs, import duties and other trade restrictions. In March 2002, the United States imposed a tariff on several types of imported steel which in turn could increase the cost of steel to the Company. In addition, consolidation among the major domestic integrated steel producers could have an adverse effect on the cost of steel in the second half of 2003. The Company might not be able to increase its product prices in amounts that correspond to increases in raw materials prices without materially and adversely affecting its sales and profits. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company historically has not attempted to hedge against changes in prices of steel or other raw materials.

Patents and Proprietary Rights

The Company’s subsidiaries have U.S. and foreign patents, the majority of which cover products that they currently manufacture and market. These patents, and applications for new patents, cover various design aspects of the subsidiaries’ products, as well as processes used in their manufacture. The Company’s subsidiaries are continuing to develop new potentially patentable products, product enhancements and product designs. Although the Company’s subsidiaries do not intend to apply for additional foreign patents covering existing products, the Company has developed an international patent program to protect new products that its subsidiaries may develop.

The Company’s ability to compete effectively with other companies depends in part on its ability to maintain the proprietary nature of its technology. There can be no assurance, however, as to the degree of protection afforded by these patents or the likelihood that patents will issue pursuant to pending patent applications. Furthermore, there can be no assurance that others will not independently develop the same or similar technology, develop around the patented aspects of any of the Company’s products or proposed products, or otherwise obtain access to the Company’s proprietary technology.

In addition to seeking patent protection, the Company also relies on unpatented proprietary technology to maintain its competitive position. Nevertheless, there can be no assurance that the Company will be able to protect its know-how or other proprietary information.

In attempting to protect its proprietary information, the Company expects that it may sometimes be necessary to initiate lawsuits against competitors and others that the Company believes have infringed or are infringing the

Company’s rights. In such an event, the defendant may assert counterclaims to complicate or delay the litigation or for other reasons. If the Company were to be unable to maintain the proprietary nature of its significant products, the Company’s business and financial condition could be materially and adversely affected.

Acquisitions and Expansion into New Markets

The Company’s future growth, if any, may depend to some extent on its ability to penetrate new markets, both domestically and internationally. See “Industry and Market Trends” and “Business Strategy.” Therefore, the Company may in the future pursue acquisitions of product lines or businesses. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which the Company has little or no direct prior experience, and the potential loss of key employees of the acquired company. In addition, future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurring of additional debt, and impairment and amortization expenses related to goodwill and other intangible assets, all of which could adversely affect the Company’s profitability. If an acquisition occurs, no assurance can be given as to its effect on the Company’s business or operating results. See “Item 7 –Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Construction customs, standards, techniques and methods in international markets differ from those in the United States. Laws and regulations applicable in new markets for the Company may be unfamiliar to the Company and compliance may be substantially more costly than the Company anticipates. As a result, it may become necessary for the Company to redesign products or to invent or design new products in order to compete effectively and profitably outside the United States or in markets that are new to the Company in the United States. The Company expects that significant time will be required for it to generate substantial sales or profits in new markets.

Other significant challenges to conducting business in foreign countries include, among other factors, local acceptance of the Company’s products, political instability, currency controls, changes in import and export regulations, changes in tariff and freight rates, and fluctuations in foreign exchange rates. There can be no assurance that the Company will be able to penetrate these markets or that any such market penetration can be achieved on a timely basis or profitably. If the Company is not successful in penetrating these markets within a reasonable time, it will be unable to recoup part or all of the significant investments it will have made in attempting to do so. See “Business Strategy” and “Industry and Market Trends.”

In January 2001, Simpson Strong-Tie International, Inc. (“SSTI”), a subsidiary of the Company, acquired 100% of the shares of BMF Bygningsbeslag A/S (“BMF”) of Denmark for $13.6 million in cash. BMF manufactures and distributes connector products in northern and central Europe. In August 2001, the German subsidiary of BMF purchased the remaining 51% stake in Bulldog-Simpson GmbH for approximately $0.6 million in cash. In December 2000, SST purchased the assets of Masterset Fastening Systems, Inc. (“Masterset”) for approximately $2.3 million in cash. Masterset sells a system of specially designed powder actuated fasteners and installation tools. In July 2000, Simpson Strong-Tie purchased the assets of Anchor Tiedown Systems, Inc. (“ATS”). ATS manufactures and distributes the MBR product line used to anchor multi-story buildings with a threaded rod hold down system. The purchase price was approximately $4.6 million in cash.  See “Item 7 -Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Sources of Capital.”

Seasonality and Cyclicality

The Company’s sales are seasonal, with operating results varying from quarter to quarter. With some exceptions, the Company’s sales and income have historically been lower in the first and fourth quarters and higher in the second and third quarters of the year, as retailers and contractors purchase construction materials in the late spring and summer months for the construction season. In addition, demand for the Company’s products and the Company’s results of operations are significantly affected by weather conditions, such as unseasonably warm, cold or wet weather, which affect, and sometimes delay or accelerate, installation of certain of the Company’s products. Political and economic events can also affect the Company’s revenues. The Company has little control over the timing of customer purchases, and sales anticipated in one quarter may occur in another quarter, thereby affecting both quarters’ results. In addition, the Company incurs significant expenses as it develops, produces and markets its products in anticipation of future orders. Products typically are shipped as orders are received, and accordingly the Company operates with little backlog. As a result, net sales in any quarter generally depend on orders booked and shipped in that quarter. A significant portion of the Company’s operating expenses are fixed, and planned expenditures are based primarily on sales forecasts. If sales fall below the Company’s expectations, operating results would be adversely affected for the relevant quarters, as expenses based on those expectations will already have been incurred. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company’s principal markets are in the building construction industry. That industry is subject to significant volatility as a result of fluctuations in interest rates, the availability of credit to builders and developers, inflation rates, weather and other factors and trends, none of which is within the Company’s control. Declines in commercial and residential construction may be expected to reduce the demand for the Company’s products. The Company cannot provide any assurance that its business will not be adversely affected by future negative economic or construction industry performance or that future declines in construction activity or the demand for the Company’s products will not have material adverse effects on the Company and its business and financial condition. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Product Liability

The Company designs and manufactures most of its standard products and expects that it will continue to do so. The Company employs engineers and designers to design and test its products under development. In addition, the Company maintains a quality control system. The Company has on occasion found manufacturing flaws in its products. In addition, the Company purchases from third party suppliers raw materials, principally steel, and finished goods that are produced and processed by other manufacturers. The Company also has on occasion found flaws in raw materials and finished goods produced by others, some of which flaws have not been apparent until after the products were installed by customers. Many of the Company’s products are integral to the structural soundness or fire safety of the structures in which they are used. As a result, if any flaws exist in the Company’s products (as a result of design, raw material or manufacturing flaws) and such flaws are not discovered and corrected before the Company’s products are incorporated into structures, the structures could suffer severe damage (such as collapse or fire) and personal injury could result. To the extent that such damage or injury is not covered by the Company’s product liability insurance, and if the Company were to be found to have been negligent or otherwise culpable, the Company and its business and financial condition could be materially and adversely affected by the necessity to correct such damage and to compensate persons who might have suffered injury. Furthermore, in the event that a flaw is discovered after installation but before any damage or injury occurs, it may be necessary for the Company to recall products, and the Company may be liable for any costs necessary to retrofit the affected structures. Any such recall or retrofit could entail substantial costs and adversely affect the Company’s reputation, sales and financial condition. The Company does not carry insurance against recall costs, and its product liability insurance may not cover retrofit costs.

No assurance can be given that claims will not be made against the Company with regard to damage or destruction of structures incorporating Company products resulting from a natural disaster. Any such claims, if asserted, could materially and adversely affect the Company.

Environmental, Health and Safety Matters

The Company is subject to environmental laws and regulations governing emissions into the air, discharges into water, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other Federal and state laws and regulations regarding health and safety matters. The Company’s manufacturing operations involve the use of solvents, chemicals, oils and other materials that are regarded as hazardous or toxic and the use of complex and heavy machinery and equipment that can pose severe safety hazards (especially if not properly and carefully used). Some of the Company’s products also incorporate materials that are hazardous or toxic in some forms (such as zinc and lead, which are used in some steel galvanizing processes) or explosive (such as the powder used in its powder actuated tools). The Company believes that it has obtained all material licenses and permits required by environmental, health and safety laws and regulations in connection with the Company’s operations and that its policies and procedures comply in all material respects with existing environmental, health and safety laws and regulations. It is possible that additional licenses or permits may be required, that the Company’s policies and procedures might not comply in all respects with all such laws and regulations or, even if they do, that employees might fail or neglect to follow them in all respects, and that the Company’s generation, handling, use, storage, transportation, treatment or disposal of hazardous or toxic materials, machinery and equipment might cause injury to persons or to the environment. In addition, properties occupied by the Company may be contaminated by hazardous or toxic substances and remedial action may be required at some time in the future. It is also possible that materials in certain of the Company’s products could cause injury or sickness. Relevant laws and regulations could also be changed or new ones could be adopted that require the Company to obtain additional licenses and permits and cause the Company to incur substantial expense. Any such event or contamination could have a material adverse effect on the Company and its liquidity, results of operations and financial condition. See “Regulation.”

Employees and Labor Relations

As of January 1, 2003, the Company had 2,102 full-time employees, of whom 1,392 were hourly employees and 710 were salaried employees. The Company believes that its overall compensation and benefits for the most part exceed industry averages and that its relations with its employees are good.

The Company is dependent on certain key management and technical personnel, including Thomas J Fitzmyers, Michael J. Herbert, Stephen B. Lamson, Barclay Simpson and Donald M. Townsend. The loss of one or more key employees could have a material adverse effect on the Company. The Company’s success will also depend on its ability to attract and retain additional highly qualified technical, marketing and management personnel necessary for the maintenance and expansion of the Company’s activities. The Company faces strong competition for such personnel and there can be no assurance that the Company will be able to attract or retain such personnel.

A significant number of the employees at four of the Company’s manufacturing facilities are represented by labor unions and are covered by collective bargaining agreements. Two of the Company’s collective bargaining agreements cover the Company’s sheetmetal workers and its tool and die craftsmen in Brea. These two contracts expire in June 2004 and February 2005, respectively. Two other contracts, covering tool and die personnel and sheetmetal workers in San Leandro, expire in July 2003 and June 2007, respectively. Simpson Strong-Tie’s Stockton and Manteca, California, facilities are also union facilities. The collective bargaining agreements at these facilities expire in September 2007. A work stoppage or interruption by a significant number of the Company’s employees could have a material and adverse effect on the Company and its business and financial condition.

Item 2. Properties.

The Company maintains its home office in Dublin, California, and other offices, manufacturing and warehouse facilities elsewhere in California and in Texas, Ohio, Florida, Mississippi, Illinois, Connecticut, Washington, British Columbia, Ontario, England, Scotland, France, Denmark, Germany, Austria and Poland. As of February 1, 2003, the Company’s facilities were as follows:

Location	Approximate Square Footage	Owned or Leased		Lease Lessee		Expires	Function
Dublin, California	35,400	Leased		Company		2007	Office
Stockton, California	240,000	Owned					Office, Manufacturing and Warehouse
Stockton, California	25,000	Owned					Research and Development
San Leandro, California	47,100	Owned	(1)				Office, Manufacturing and Warehouse
San Leandro, California	71,000	Owned					Office, Manufacturing and Warehouse
San Leandro, California	57,000	Leased	(2)	SST		2009	Manufacturing and Warehouse
San Leandro, California	48,000	Owned					Office and Warehouse
San Leandro, California	27,000	Owned					Manufacturing and Warehouse
San Leandro, California	61,800	Leased		SST		2003	Warehouse
Brea, California	50,700	Owned					Office, Manufacturing and Warehouse
Brea, California	78,000	Owned					Office and Warehouse
Brea, California	30,500	Owned					Office, Manufacturing and Warehouse
Brea, California	42,900	Owned					Warehouse
Brea, California	19,200	Owned					Warehouse
McKinney, Texas	84,300	Owned					Office, Manufacturing and Warehouse
McKinney, Texas	117,100	Owned					Office and Warehouse
Columbus, Ohio	153,500	Leased	(3)	SST		2005	Office, Manufacturing and Warehouse
Jacksonville, Florida	74,600	Leased		SST		2006	Office and Warehouse
Addison, Illinois	52,400	Leased		SST		2003	Office, Manufacturing and Warehouse
Enfield, Connecticut	55,100	Leased		SST		2003	Office and Warehouse
Kent, Washington	24,000	Leased		SST		2004	Office, Manufacturing and Warehouse
Manteca, California	135,700	Leased		SST		2005	Office, Manufacturing and Warehouse
Visalia, California	92,000	Owned					Office, Manufacturing and Warehouse
Tamworth, England	78,100	Leased		SST	(4)	2012	Office, Manufacturing and Warehouse
Glasgow, Scotland	3,000	Leased		SST	(4)	2003	Warehouse
Vacaville, California	125,000	Leased	(5)	SDV		2007	Office, Manufacturing and Warehouse
Vacaville, California	120,300	Owned					Office, Manufacturing and Warehouse
Vicksburg, Mississippi	302,000	Owned					Office, Manufacturing and Warehouse
Fontana, California	17,900	Leased		SDV		2003	Warehouse

Location	Approximate Square Footage	Owned or Leased	Lessee		Lease Expires	Function
Langley, British Columbia	19,700	Leased	SST	(6)	2010	Warehouse
Brampton, Ontario	104,000	Leased	SST	(6)	2009	Office, Manufacturing and Warehouse
Odder, Denmark	162,500	Owned				Office, Manufacturing and Warehouse
Syke, Germany	10,300	Owned				Office and Warehouse
Warsaw, Poland	8,300	Leased	SST	(7)	2003	Office and Warehouse
Grossebersdorf, Austria	5,100	Leased	SST	(7)	2003	Office and Warehouse
St. Gemme La Plaine, France	99,000	Owned				Office, Manufacturing and Warehouse

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

(4)                      Lessee is Simpson Strong-Tie International, Inc., a wholly-owned subsidiary of SST.

(5)                      Lessor is Vacaville Investors, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein.

(6)                      Lessee is Simpson Strong-Tie Canada, Ltd., a wholly-owned subsidiary of SST.

(7)                      Lessee is BMF Bygningsbeslag A/S, a wholly-owned subsidiary of SST.

The Company purchased an additional 19 acres of land adjacent to the facility in Stockton, California, in 2002 and expects to complete construction of an additional 196,000 square feet of manufacturing and warehousing facilities in 2003. The Company also owns 73 acres of undeveloped land in McKinney, Texas.

The Company has vacated facilities that it leased in Vicksburg, Mississippi. The Lessor of this Vicksburg facility is Vicksburg Investors, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein.

The Company’s manufacturing facilities are equipped with specialized equipment and use extensive automation. The Company considers its existing and planned facilities to be suitable and adequate for its operations as currently conducted and as planned through 2003. The manufacturing facilities currently are being operated with one full shift and at most plants with at least a partial second or third shift. The Company anticipates that it may require additional facilities to accommodate possible future growth.

Item 3. Legal Proceedings.

From time to time, the Company is involved in litigation that it considers to be in the normal course of its business. No such litigation within the last five years resulted in any material loss. The Company is not engaged in any legal proceedings as of the date hereof, which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SSD.” In August 2002, the Company completed a 2-for-1 split of its common stock. All of the share and per share numbers have been adjusted to reflect the stock split. The following table shows the range of high and low closing sale prices per share of the Common Stock as reported by the NYSE for the calendar quarters indicated:

	Market Price
	High	Low
Quarter
2002
Fourth	$36.300	$29.600
Third	33.550	25.325
Second	34.050	27.550
First	30.950	25.995

2001
Fourth	$28.650	$24.545
Third	29.950	23.500
Second	30.250	23.600
First	27.406	24.650

The Company estimates that as of January 30, 2003, approximately 3,125 persons owned shares of the Company’s Common Stock either directly or through nominees.

The Company currently intends to retain its future earnings, if any, to finance operations and fund internal growth and does not anticipate paying cash dividends on the Company’s Common Stock for the foreseeable future. Future dividends, if any, will be determined by the Company’s Board of Directors, based on the Company’s earnings, cash flow, financial condition and other factors deemed relevant by the Board of Directors. In addition, existing loan agreements require the Company to maintain tangible net worth of $180.0 million plus 50% of net profit after taxes for each fiscal year ending after December 31, 2001. This requirement may limit the amount that the Company may pay out as dividends on the common stock. As of December 31, 2002, the Company had a tangible net worth of $337.0 million.

In December 2002, the Board of Directors authorized the Company to buy back up to $50.0 million of the Company’s common stock. This replaces the $35.0 million buy back authorization from February 2002. The authorization will remain in effect through the end of 2003.

The Company makes available, free of charge, copies of its recent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K on its website at www.simpsonmfg.com.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years ended December 31, 2002, 2001, 2000, 1999 and 1998, derived from the audited Consolidated Financial Statements of the Company (for the years ended December 31, 2000, 1999 and 1998, amounts have been restated for the effect of the accounting change for inventory valuation from the last-in, first-out method to the first-in, first-out method), the most recent three years of which appear elsewhere herein. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

(Dollars in thousands, except per share data)	Year Ended December 31,
	2002	2001	2000	1999	1998

Statement of Operations Data:
Net sales	$465,474	$415,863	$369,087	$328,440	$279,081
Cost of sales	276,557	257,785	225,628	197,701	170,538
Gross profit	188,917	158,078	143,459	130,739	108,543

Selling expense	44,581	42,230	37,410	32,204	24,706
General and administrative expense	58,253	50,032	44,634	37,846	33,100
Income from operations	86,083	65,816	61,415	60,689	50,737

Interest income, net	985	1,587	3,010	1,669	940
Income before income taxes	87,068	67,403	64,425	62,358	51,677

Provision for income taxes	35,134	27,619	26,296	25,021	20,833
Minority interest	—	(734)	(1,246)	—	—
Net income	$51,934	$40,518	$39,375	$37,337	$30,844

Basic net income per share of common stock	$2.12	$1.67	$1.64	$1.58	$1.33

Diluted net income per share of common stock	$2.09	$1.64	$1.60	$1.53	$1.28

	As of December 31,
(Dollars in thousands)	2002	2001	2000	1999	1998

Balance Sheet Data:
Working capital	$238,277	$194,261	$168,008	$141,143	$105,860

Property, plant and equipment, net	97,397	81,410	63,823	61,144	54,965

Total assets	396,401	329,612	279,570	246,341	191,817

Total debt	6,738	6,673	2,405	2,764	2,896

Total liabilities	47,217	41,495	35,134	36,665	30,317

Total stockholders’ equity	349,184	288,117	243,681	209,676	161,499

Selected Quarterly Financial Data (Unaudited)

	2002				2001
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$108,660	$130,293	$124,150	$102,371	$93,536	$111,661	$115,842	$94,824
Cost of sales	66,273	74,597	72,510	63,178	60,796	68,920	70,381	57,688
Gross profit	42,387	55,696	51,640	39,193	32,740	42,741	45,461	37,136

Selling expense	12,408	10,510	11,134	10,529	10,855	10,423	10,173	10,779
General and administrative expense	12,329	17,718	15,711	12,494	11,285	12,478	14,375	11,894
Income from operations	17,650	27,468	24,795	16,170	10,600	19,840	20,913	14,463

Interest income, net	292	218	216	258	385	448	295	460
Income before income taxes	17,942	27,686	25,011	16,428	10,985	20,288	21,208	14,923

Provision for income taxes	7,344	10,971	10,119	6,698	4,188	8,191	9,001	6,241
Minority interest	—	—	—	—	(5)	(20)	(412)	(298)
Net income	$10,598	$16,715	$14,892	$9,730	$6,802	$12,117	$12,619	$8,980

Basic net income per share of common stock	$0.43	$0.68	$0.61	$0.40	$0.28	$0.50	$0.52	$0.37

Diluted net income per share of common stock	$0.43	$0.67	$0.60	$0.39	$0.28	$0.49	$0.51	$0.37

The Company’s results of operations fluctuate from quarter to quarter. The fluctuations are caused by various factors, primarily the increase in construction activity during warmer months of the year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This document contains forward-looking statements, based on numerous assumptions and subject to risks and uncertainties. Although the Company believes that the forward-looking statements are reasonable, it does not and cannot give any assurance that its beliefs and expectations will prove to be correct. Many factors could significantly affect the Company’s operations and cause the Company’s actual results to be substantially different from the Company’s expectations. Those factors include, but are not limited to: (i) general economic and construction business conditions; (ii) customer acceptance of the Company’s products; (iii) materials and manufacturing costs; (iv) the financial condition of customers, competitors and suppliers; (v) technological developments; (vi) increased competition; (vii) changes in capital market conditions; (viii) governmental and business conditions in countries where the Company’s products are manufactured and sold; (ix) changes in trade regulations; (x) the effect of acquisition activity; (xi) changes in the Company’s plans, strategies, objectives, expectations or intentions; and (xii) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission. Actual results might differ materially from results suggested by any forward-looking statements in this report. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the years ended December 31, 2002, 2001 and 2000, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere herein.

Critical Accounting Policies

The Company’s critical accounting policies are listed below. These critical policies affect the Company’s more significant judgments and estimates used in the preparation of the consolidated financial statements. If our business conditions change or if we use different assumptions or estimates in the application of these and our other accounting policies, our future results of operations could be adversely affected.

Inventory Valuation

Inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method. Allowances for obsolete inventory are recorded when the Company on-hand supply exceeds two-years of sales or when the Company believes that product is no longer marketable.

Revenue Recognition

The Company recognizes revenue as title to products is transferred to customers or services are rendered, net of applicable provision for discounts, returns and allowances.

Allowances for Doubtful Accounts

The Company reserves significant accounts receivable balances that are over 90 days outstanding. In addition, the Company reserves 100% of the amount that it deems potentially uncollectible due to a customer’s bankruptcy or deteriorating financial condition.

Overview

Annual net sales of the Company increased 26.1% to $465.5 million in 2002 from $369.1 million in 2000. The increase in net sales resulted primarily from increased geographic distribution and a broadening of the Company’s customer base and product lines, both internally and through acquisitions. Net sales increased in 2002 from 2000 in all regions of the United States, with above average rates of growth in the Northeast portion of the country. In recent years, sales to home centers have been one of the Company’s fastest growing distribution channels. In this channel, the company’s largest customer, The Home Depot, exceeded 10% of the Company’s consolidated net sales in each of the last three years (see Note 14 to the Company’s consolidated financial statements and “Item 1. Business. Simpson Strong-tie, Sales and Marketing”). Expansion into overseas markets also contributed to the net sales growth over the last three years. Sales outside of the U.S. have nearly doubled, due in large part to the acquisition of BMF in January 2001. Gross profit margin, which decreased to 38.0% in 2001 from 38.9% in 2000, recovered in 2002 increasing to 40.6%. The increase was primarily due to improved margins in Europe. Income from operations as a percentage of net sales increased to 18.5% in 2002 after decreasing in each of the last two years from 15.8% in 2001 and 16.6% in 2000.

Results of Operations

The following table sets forth, for the years indicated, the percentage of net sales of certain items in the Company’s consolidated statements of operations.

	Years Ended December 31,
	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	59.4%	62.0%	61.1%
Gross profit	40.6%	38.0%	38.9%
Selling expense	9.6%	10.2%	10.1%
General and administrative expense	12.5%	12.0%	12.1%
Income from operations	18.5%	15.8%	16.6%
Interest income, net	0.2%	0.4%	0.8%
Income before income taxes	18.7%	16.2%	17.5%
Provision for income taxes	7.5%	6.6%	7.1%
Minority interest	0.0%	(0.2)%	(0.3)%
Net income	11.2%	9.7%	10.7%

Comparison of the Years Ended December 31, 2002 and 2001

Net Sales

Net sales increased 11.9% to $465.5 million in 2002 from $415.9 million in 2001. Net sales of Simpson Strong-Tie’s products increased 14.2% to $394.9 million in 2002 from $345.8 million in 2001, while net sales of Simpson Dura-Vent’s products increased by 0.7% to $70.6 million in 2002 from $70.1 million in 2001. SDV accounted for approximately 15.2% of the Company’s total net sales in 2002, a decrease from 16.9% in 2001. The increase in net sales at SST resulted primarily from an increase in sales volume with a modest increase in average prices, while the increase in net sales at SDV resulted primarily from an increase in average prices. The majority of the Company’s sales growth occurred domestically, although sales in Europe and Canada grew at a slightly faster rate. Lumber dealers and contractor and dealer distributors  were the fastest growing connector sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Simpson Strong-Tie’s Strong-Wall and seismic and high wind related products had the highest percentage growth rates in sales. Sales of Simpson Dura-Vent’s Direct-Vent products increased compared to the prior year, while sales of its pellet vent and chimney product lines decreased. In 2002, SDV was informed by a significant gas appliance manufacturer that the customer plans to supply certain venting products from internal sources beginning in mid 2003. Sales of the affected products to this customer were approximately $6.6 million in 2002.

Gross Profit

Gross profit increased 19.5% to $188.9 million in 2002 from $158.1 million in 2001. As a percentage of net sales, gross profit increased to 40.6% in 2002 from 38.0% in 2001, primarily due to lower manufacturing costs.

Selling Expense

Selling expense increased 5.6% to $44.6 million in 2002 from $42.2 million in 2001. The increase was primarily due to increased sales commissions as a result of sales in excess of goals and to higher personnel costs related to additional merchandising personnel. This increase was partially offset by decreased spending on advertising and promotion.

General and Administrative Expense

General and administrative expenses increased 16.4% to $58.3 million in 2002 from $50.0 million in 2001, but increased only slightly as a percentage of net sales to 12.5% in 2002 from 12.0% in 2001. The increase was primarily due to higher cash profit sharing, as a result of higher operating income, partially offset by a reduction in the allowance for doubtful accounts as compared to 2001 and by a reduction in goodwill amortization charges. The reduced amortization charge was affected by both the write-off of the Keybuilder.com software license in the second quarter of 2001 and the change in accounting related to the adoption of Statement of Financial Accounting Standards (“SFAS”) statement No. 142, “Goodwill and Other Intangible Assets,” at the start of 2002.

European Operations

For its combined European operations, the Company recorded an after-tax net loss of $0.2 million in 2002 compared to after-tax net loss of $2.1 million in 2001. This loss is primarily associated with the Company’s UK operations. The consolidated European operations reached profitability during the building season of the second and third quarters of 2002 and the Company expects European operations to be profitable in 2003.

Other Information

The Company’s Board of Directors approved the adoption of SFAS No. 123, “Accounting for Stock-Based Compensation,” beginning in January 2003. This will change how the Company accounts for stock options by incurring an expense when a stock option is granted. Also in August 2002, the Company completed a 2-for-1 split of its common stock. All per share numbers have been retroactively adjusted to reflect the stock split.

Comparison of the Years Ended December 31, 2001 and 2000

Net Sales

Net sales increased 12.7% to $415.9 million in 2001 from $369.1 million in 2000. Net sales of Simpson Strong-Tie’s products increased 13.8% to $345.8 million in 2001 from $303.8 million in 2000, while net sales of Simpson Dura-Vent’s products increased by 7.3% to $70.1 million in 2001 from $65.3 million in 2000. SDV accounted for approximately 16.9% of the Company’s total net sales in 2001, a decrease from 17.7% in 2000. The increase in net sales at SST resulted from an increase in sales volume offset by a small decrease in average prices, while the increase in net sales at SDV resulted from an increase in sales volume. The majority of the Company’s sales growth occurred domestically, although international sales contributed to the annual increase, due almost entirely to BMF, which was acquired in the January 2001. See “Item 1. Business. Acquisitions and Expansion into New Markets.” Home centers were the fastest growing connector sales channel. The sales increase was broad-based across most of SST’s major product lines. SST’s Anchor Systems product lines had the highest percentage growth rate in sales. SDV’s chimney and pellet vent product lines had the highest sales growth rates, while sales of the Direct-Vent product line declined as compared to sales in 2000.

Gross Profit

Gross profit increased 10.2% to $158.1 million in 2001 from $143.5 million in 2000. As a percentage of net sales, gross profit decreased to 38.0% in 2001 from 38.9% in 2000. This decrease was primarily due to lower gross profit margins at BMF.

Selling Expense

Selling expense increased 12.9% to $42.2 million in 2001 from $37.4 million in 2000. The increase was primarily due to higher personnel costs related to the increase in the number of sales and merchandising personnel as well as increased commissions to sales agents who represent SST’s Anchor Systems product line. Promotional expenses also contributed to the increase in selling expenses.

General and Administrative Expense

General and administrative expenses increased 12.1% to $50.0 million in 2001 from $44.6 million in 2000, but decreased slightly as a percentage of net sales to 12.0% in 2001 from 12.1% in 2000. The increase was primarily due to an increase in the allowance for doubtful accounts related to a significant customer, to higher costs related to additional administrative personnel, including those at BMF, and to non-cash charges related to the amortization of intangible assets including the Keybuilder.com LLC software license and the goodwill of acquired businesses. Partially offsetting this increase was a decrease in cash profit sharing.

European Operations

For its combined European operations, the Company recorded an after-tax net loss of $2.1 million in 2001, including approximately $0.5 million in nondeductible goodwill amortization associated with BMF, compared to after-tax net losses of $1.7 million in 2000. These losses are primarily associated with the Company’s UK and Denmark operations. Lower gross margins and amortization of the intangible assets associated with the acquisitions of Furfix and BMF, as well as depreciation, selling and administrative costs incurred related to the growing operations, contributed significantly to the losses.

Other Information

In December 2001, Keybuilder.com, LLC was dissolved. The Company continues to hold a 30% interest in Keymark Enterprises, LLC (“Keymark”) which is continuing to develop the Keymark software. Keymark has not and is not expected to generate significant revenues or profits. The Company hopes that the software that is developed by Keymark will benefit SST’s future connector sales through continued specification of its products.

Liquidity and Sources of Capital

The Company’s liquidity needs arise principally from working capital requirements, capital expenditures and asset acquisitions. During the three years ended December 31, 2002, the Company has relied primarily on internally generated funds to finance these needs. The Company’s working capital requirements are seasonal with the highest need typically occurring in the second and third quarters of the year. Cash and cash equivalents were $103.3 million and $95.9 million at December 31, 2002 and 2001, respectively. The Company also had short term investments of $17.7 million. Working capital was $238.3 million and $194.3 million at December 31, 2002 and 2001, respectively. As of December 31, 2002, the Company had approximately $6.7 million in debt outstanding and had available to it unused credit facilities of approximately $23.6 million.

The Company had cash flows from operating activities of $50.5 million, $73.3 million and $30.9 million for 2002, 2001 and 2000, respectively. In 2002, cash was provided by net income and noncash expenses, such as depreciation and amortization, totaling $66.0 million and increases in accrued cash profit sharing and accrued liabilities totaling

$6.9 million. This increase was offset by increases in trade accounts receivable and inventories of approximately $21.0 million, in the aggregate, and a decrease in trade accounts payable of approximately $2.0 million and an decrease in income taxes payable of approximately $0.3 million. The balance of the cash provided in 2002 resulted from changes in other asset and liability accounts, none of which was material on a standalone basis.

Cash used in investing activities was $45.5 million, $38.7 million and $20.5 million for 2002, 2001 and 2000, respectively. Capital expenditures were approximately $28.0 million in 2002, up from $25.6 million in 2001. Approximately $17.7 million of the capital expenditures was used to purchase or improve the Company’s real estate, primarily for the Company’s manufacturing, distribution and research and development facilities in Stockton, California. The Company purchased an additional 19 acres of land adjacent to the facility in Stockton, California, in 2002 and expects to complete construction of an additional 196,000 square feet of manufacturing and warehousing facilities in 2003. In addition, the Company invested $17.7 million in short term investments.

Financing activities provided net cash of $1.9 million and $2.3 million in 2002 and 2001, respectively, and used $5.3 million 2000. In 2002, approximately $2.7 million in cash was provided by the issuance of Common Stock through the exercise of stock options by employees and directors of the Company.

In December 2002, the Board of Directors authorized the Company to buy back up to $50.0 million of the Company’s common stock. This replaces the $35.0 million buy back authorization from February 2002. The authorization will remain in effect through the end of 2003.

The Company believes that cash generated by operations, borrowings available under its existing credit agreements and other available financing will be sufficient for the Company’s working capital needs and planned capital expenditures through 2003.

Inflation

The Company believes that the effect of inflation on the Company has not been material in recent years, as inflation rates have remained low.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s short term investments consisted of debt securities of approximately $17.7 million as of December 31, 2002. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2002, the decline in the fair value of the investments would not be material.

The Company has foreign exchange rate risk in its international operations and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate changed by 10% in any one country where the Company has operations, the change in the value of the assets and liabilities would not be material to its operations taken as a whole.

Item 8. Financial Statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

Report of Independent Accountants

To the Board of Directors and Stockholders of Simpson Manufacturing Co., Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index on page 23 of this Form 10-K present fairly, in all material respects, the financial position of Simpson Manufacturing Co., Inc. (the “Company”) and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of valuing inventories from the last-in, first-out method to the first-in, first-out method effective January 1, 2001.

/s/PricewaterhouseCoopers LLP

San Francisco, California
January 31, 2003

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2002	2001

ASSETS

Current assets
Cash and cash equivalents	$103,318,056	$95,871,950
Short term investments	17,683,611	—
Trade accounts receivable, net	55,313,885	42,614,410
Inventories	93,079,620	82,476,299
Deferred income taxes	7,276,642	6,476,503
Other current assets	3,342,423	2,529,599
Total current assets	280,014,237	229,968,761

Property, plant and equipment, net	97,396,608	81,410,301
Other noncurrent assets	18,990,220	18,232,988
Total assets	$396,401,065	$329,612,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$1,257,782	$986,448
Trade accounts payable	14,217,487	15,738,659
Accrued liabilities	13,267,373	10,182,616
Accrued profit sharing trust contributions	5,138,579	4,706,934
Accrued cash profit sharing and commissions	6,170,500	1,987,993
Accrued workers’ compensation	1,685,764	1,245,764
Income taxes payable	—	859,536
Total current liabilities	41,737,485	35,707,950

Long-term debt, net of current portion	5,479,834	5,686,995
Long-term liabilities	—	100,000
Total liabilities	47,217,319	41,494,945

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred Stock, par value $0.01; authorized shares, 5,000,000; issued and outstanding shares, none	—	—
Common Stock, par value $0.01; authorized shares, 40,000,000; issued and outstanding shares, 24,565,254 and 24,335,392 at December 31, 2002 and 2001, respectively	51,521,634	46,868,909
Retained earnings	297,353,812	245,419,665
Accumulated other comprehensive income	308,300	(4,171,469)
Total stockholders’ equity	349,183,746	288,117,105
Total liabilities and stockholders’ equity	$396,401,065	$329,612,050

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2002	2001	2000

Net sales	$465,473,959	$415,862,601	$369,087,813
Cost of sales	276,556,932	257,784,583	225,628,484
Gross profit	188,917,027	158,078,018	143,459,329

Operating expenses
Selling	44,581,335	42,230,211	37,409,957
General and administrative	58,253,069	50,031,666	44,633,965
	102,834,404	92,261,877	82,043,922

Income from operations	86,082,623	65,816,141	61,415,407

Interest income, net	985,107	1,587,234	3,009,974

Income before income taxes	87,067,730	67,403,375	64,425,381

Provision for income taxes	35,133,583	27,619,575	26,296,360
Minority interest	—	(734,326)	(1,245,722)

Net income	$51,934,147	$40,518,126	$39,374,743

Net income per common share
Basic	$2.12	$1.67	$1.64
Diluted	$2.09	$1.64	$1.60

Weighted average number of shares outstanding
Basic	24,470,067	24,216,494	24,045,408
Diluted	24,807,549	24,631,700	24,589,844

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the years ended December 31, 2000, 2001 and 2002

				Accumulated Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total

Balance, January 1, 2000	24,037,678	$44,716,488	$165,526,796	$(584,922)	$209,658,362
Comprehensive income:
Net income	—	—	39,374,743	—	39,374,743
Other comprehensive income:
Translation adjustment	—	—	—	(1,604,041)	(1,604,041)
Comprehensive income					37,770,702
Options exercised	155,346	902,898	—	—	902,898
Tax benefit of options exercised	—	1,054,238	—	—	1,054,238
Buyback of common stock	(268,560)	(5,901,998)	—	—	(5,901,998)
Common stock issued at $21.875 per share	9,000	196,875	—	—	196,875
Balance, December 31, 2000	23,933,464	40,968,501	204,901,539	(2,188,963)	243,681,077
Comprehensive income:
Net income	—	—	40,518,126	—	40,518,126
Other comprehensive income:
Translation adjustment	—	—	—	(1,982,506)	(1,982,506)
Comprehensive income					38,535,620
Options exercised	396,528	2,750,049	—	—	2,750,049
Tax benefit of options exercised	—	3,012,659	—	—	3,012,659
Common stock issued at $25.50 per share	5,400	137,700	—	—	137,700
Balance, December 31, 2001	24,335,392	46,868,909	245,419,665	(4,171,469)	288,117,105
Comprehensive income:
Net income	—	—	51,934,147	—	51,934,147
Other comprehensive income:
Change in net unrealized gains on available-for- sale investments	—	—	—	34,111	34,111
Translation adjustment	—	—	—	4,445,658	4,445,658
Comprehensive income					56,413,916
Options exercised	224,862	2,708,690	—	—	2,708,690
Tax benefit of options exercised	—	1,800,785	—	—	1,800,785
Common stock issued at $28.65 per share	5,000	143,250	—	—	143,250
Balance, December 31, 2002	24,565,254	$51,521,634	$297,353,812	$308,300	$349,183,746

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2002	2001	2000

Cash flows from operating activities

Net income	$51,934,147	$40,518,126	$39,374,743
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of capital equipment	176,565	(83,677)	(55,969)
Depreciation and amortization	14,023,152	15,649,657	13,135,982
Minority interest	—	(734,326)	(1,245,722)
Deferred income taxes and other long-term liabilities	(697,654)	(879,603)	(705,529)
Equity in income of affiliates	—	(256,412)	(23,195)
Noncash compensation related to stock plans	143,250	137,700	196,875
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable, net	(11,845,701)	4,025,941	(2,510,320)
Inventories	(9,118,571)	8,043,158	(13,251,449)
Other current assets	368,247	1,170,040	(1,233,190)
Other noncurrent assets	107,110	953,128	(738,506)
Trade accounts payable	(1,995,818)	(1,339,515)	2,023,783
Accrued liabilities	2,709,504	222,705	1,620,192
Accrued profit sharing trust contributions	403,632	788,154	431,918
Accrued cash profit sharing and commissions	4,180,405	(990,738)	(1,552,527)
Accrued workers’ compensation	440,000	(230,000)	130,000
Income taxes payable	(313,796)	6,306,507	(4,726,708)
Total adjustments	(1,419,675)	32,782,719	(8,504,365)

Net cash provided by operating activities	50,514,472	73,300,845	30,870,378

Cash flows from investing activities
Capital expenditures	(27,953,218)	(25,571,460)	(14,421,672)
Proceeds from sale of capital equipment	137,533	919,715	188,809
Asset acquisitions, net of cash acquired and equity interest already owned	(1,527)	(14,083,805)	(6,250,783)
Purchases of available-for-sale investments	(39,049,500)	—	—
Sales of available-for-sale investments	21,400,000	—	—
Net cash used in investing activities	(45,466,712)	(38,735,550)	(20,483,646)

Cash flows from financing activities
Issuance of debt	121,881	1,276,625	148,310
Repayment of debt	(897,770)	(1,690,568)	(495,833)
Buyback of common stock	—	—	(5,901,998)
Issuance of Company’s common stock	2,708,690	2,750,049	902,898
Net cash provided by (used in) financing activities	1,932,801	2,336,106	(5,346,623)

Effect of exchange rate changes on cash	465,545	(447,109)	(132,061)

Net increase in cash and cash equivalents	7,446,106	36,454,292	4,908,048
Cash and cash equivalents at beginning of period	95,871,950	59,417,658	54,509,610
Cash and cash equivalents at end of period	$103,318,056	$95,871,950	$59,417,658

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for
Interest	$410,070	$441,278	$235,584
Income taxes	$36,068,543	$23,820,694	$31,321,526

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.             Operations and Summary of Significant Accounting Policies

Nature of Operations

Simpson Manufacturing Co., Inc., through its subsidiaries Simpson Strong-Tie Company Inc. (“Simpson Strong-Tie”) and Simpson Dura-Vent Company, Inc. and its other subsidiaries (collectively, the “Company”), designs, engineers and manufactures wood-to-wood, wood-to-concrete, wood-to-masonry connectors and pre-fabricated shearwalls and venting systems for gas and wood burning appliances and markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself markets. Simpson Strong-Tie also offers a line of adhesives, mechanical anchors and powder actuated tools for concrete, masonry and steel.

The Company operates exclusively in the building products industry. The Company’s products are sold primarily throughout the United States of America. Revenues have some geographic market concentration on the West Coast. A portion of the Company’s business is therefore dependent upon economic activity within this region and market.

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

Investments

The Company’s investments in debt securities are classified as available-for-sale investments and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses are reported as a separate component of stockholders’ equity. The Company also has a minority investment in a privately held company. These kinds of investments are generally carried at cost and are classified as long-term investments.

The Company periodically reviews its investments for impairment. If the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, the Company writes down the value of the investment to its fair value. The Company generally believes an other-than-temporary decline occurs when the fair value of an investment is below the carrying value for two full consecutive quarters.

Inventory Valuation

Inventories are valued at the lower of cost or market. Effective January 1, 2001, the Company changed its method of valuing inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The Company believes that the new method is preferable because the FIFO method more effectively allocates fixed overhead costs in times of increased production and, therefore more closely matches current costs and revenues. In addition, the adoption of the FIFO method will enhance the comparability of the Company’s financial statements by changing to the predominant method used in its industry and conforms all of the Company’s inventories to the same accounting method. The Company has applied this change retroactively by restating its financial statements as required by Accounting Principles Board No. 20, “Accounting Changes,” which has resulted in an increase in previously reported retained earnings of $89,836 as of December 31, 2000. The effect on net income of the change in accounting principle was an increase of $1,020,640 for the year ended December 31, 2000.

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

Leasehold improvements are amortized using the straight–line method over the shorter of the expected life or the remaining term of the lease. Amortization of intangible assets is computed using the straight-line method over the estimated useful lives of the asset.

Product Research and Development Costs

Product research and development costs, which are included in cost of sales, were charged against income as incurred and approximated $3,659,000, $2,747,000 and $2,226,000 in 2002, 2001 and 2000, respectively.

Tooling Costs

Tool and die costs are included in product costs in the year incurred.

Income Taxes

Income taxes are calculated using an asset and liability approach. The provision for income taxes includes federal and state taxes currently payable and deferred taxes, due to temporary differences between the financial statement and tax bases of assets and liabilities. In addition, future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Foreign Currency Translation

The local currency is the functional currency of the Company’s operations in Europe and Canada. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the year. The translation adjustment resulting from this process is shown separately as a component of stockholders’ equity. Foreign currency transaction gains or losses are included in the determination of net income.

Common Stock

Subject to the rights of holders of any Preferred Stock that may be issued in the future, holders of Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors (the “Board”) out of legally available funds and in the event of liquidation, dissolution or winding-up of the Company, to share ratably in all assets available for distribution. The holders of Common Stock have no preemptive or conversion rights. Subject to the rights of any Preferred Stock that may be issued in the future, the holders of Common Stock are entitled to one vote per share on any matter submitted to a vote of the stockholders, except that, subject to compliance with pre-meeting notice and other conditions pursuant to the Company’s Bylaws, stockholders may cumulate their votes in an election of directors, and each stockholder may give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of shares held by such stockholder or may distribute such stockholder’s votes on the same principle among as many candidates as such stockholder thinks fit. There are no redemption or sinking fund provisions applicable to the Common Stock.

In 1999, the Company declared a dividend distribution of one Right to purchase Series A Participating Preferred Stock per share of Common Stock. The Rights will be exercisable, unless redeemed earlier by the Company, if a person or group acquires, or obtains the right to acquire, 15% or more of the outstanding shares of Common Stock or commences a tender or exchange offer that would result in it acquiring 15% or more of the outstanding shares of Common Stock, either event occurring without the prior consent of the Company. The amount of Series A Participating Preferred Stock that the holder of a Right is entitled to receive and the purchase price payable on exercise of a Right are both subject to adjustment. Any person or group that acquires 15% or more of the outstanding shares of Common Stock without the prior consent of the Company would not be entitled to this purchase. Any stockholder who holds 25% or more of the Company’s Common Stock on the date of the Rights distribution would not be treated as having acquired 15% or more of the outstanding shares unless such stockholder’s ownership is increased to more than 40% of the outstanding shares.

The Rights will expire on July 29, 2009, or they may be redeemed by the Company at one cent per Right prior to that date. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company. One million shares of the Company’s Preferred Stock have been designated Series A Participating Preferred Stock and reserved for issuance on exercise of the Rights. No event during 2002 made the Rights exercisable.

Preferred Stock

The Board has the authority to issue the authorized and unissued Preferred Stock in one or more series with such designations, rights and preferences as may be determined from time to time by the Board. Accordingly, the Board is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company’s Common Stock.

Stock Split

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

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	2002			2001			2000
	Net Income	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share
Basic EPS
Income available to
common stockholders	$51,934,147	24,470,067	$2.12	$40,518,126	24,216,494	$1.67	$39,374,743	24,045,408	$1.64

Effect of Dilutive Securities
Stock options	—	337,482	(0.03)	—	415,206	(0.03)	—	544,436	(0.04)

Diluted EPS
Income available to
common stockholders	$51,934,147	24,807,549	$2.09	$40,518,126	24,631,700	$1.64	$39,374,743	24,589,844	$1.60

Comprehensive Income

Comprehensive income, which is included in the consolidated statement of stockholders’ equity, is defined as net income plus other comprehensive income. Other comprehensive income includes changes in foreign currency translation adjustments recorded directly into stockholders’ equity and changes in net unrealized gains on available-for-sale investments.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in U.S. Treasury instruments and trade accounts receivable. The Company maintains its cash in demand deposit and money market accounts held primarily by four banks.

Accounting for Stock-based Compensation

The Company maintains two stock option plans under which the Company may grant incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. Stock options have been granted with exercise prices at or above the fair market value on the date of grant. Options vest and expire according to terms established at the grant date.

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. The Company has chosen to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for options issued by the Company, no compensation expense is recognized for stock options issued to employees.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company has elected to early adopt for the year ended December 31, 2002.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123 (see Note 13), as amended by SFAS No. 148, the Company’s net income and earnings per share would have been as follows:

	Years Ended December 31,
	2002	2001	2000

Net income, as reported	$51,934,147	$40,518,126	$39,374,743
Pro forma	50,650,574	39,890,644	38,538,065

Earnings per share
Basic, as reported	2.12	1.67	1.64
Basic, pro forma	2.07	1.65	1.60

Diluted, as reported	2.09	1.64	1.60
Diluted, pro forma	2.04	1.62	1.57

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. In 2003, the Company will apply SFAS Statement No. 148 and SFAS Statement No. 123, and will recognize an expense for the estimated fair value of the stock options awarded. The Company believes that the effect on its net income in 2003 will be a charge of approximately $910,000.

Adoption of Statements of Financial Accounting Standards

In July 2001, the FASB issued SFAS Statement No. 142, “Goodwill and Other Intangible Assets” which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. SFAS Statement No. 142 is effective for the Company’s fiscal year beginning January 1, 2002. Goodwill and intangible assets acquired after June 30, 2001, however, are subject immediately to the non-amortization and amortization provisions of this Statement. The following table presents the effect of SFAS Statement No. 142 on net income and earnings per share had the accounting standard been in effect for the years ended December 31, 2001 and 2000:

	Years Ended December 31,
	2002	2001	2000

Net income, as reported	$51,934,147	$40,518,126	$39,374,743
Amortization of goodwill	—	1,672,215	946,048
Pro forma	$51,934,147	$42,190,341	$40,320,791

Earnings per share
Basic, as reported	2.12	1.67	1.64
Basic, pro forma	2.12	1.74	1.68

Diluted, as reported	2.09	1.64	1.60
Diluted, pro forma	2.09	1.71	1.64

2.             Acquisitions

In January 2001, Simpson Strong-Tie International, Inc. (“SSTI”), a subsidiary of the Company, acquired 100% of the shares of BMF Bygningsbeslag A/S (“BMF”) of Denmark for approximately $13.6 million in cash. BMF manufactures and distributes connector products in northern and central Europe. In August 2001, the German subsidiary of BMF purchased the remaining 51% stake in Bulldog-Simpson GmbH (“Bulldog”) for approximately $0.6 million in cash.

In July 2000, Simpson Strong-Tie purchased the assets of Anchor Tiedown Systems, Inc. (“ATS”). ATS manufactures and distributes a product line used to anchor multi-story buildings with a threaded rod hold down system. The purchase price was approximately $4.6 million in cash. In December 2000, Simpson Strong-Tie purchased the assets of Masterset Fastening Systems, Inc. (“Masterset”) for approximately $2.3 million in cash plus an earnout of up to $0.3 million. Masterset sells a system of specially designed powder actuated fasteners and installation tools.

Results of operations for the entities acquired in 2001 and 2000, accounted for under the purchase method of accounting, for periods prior to the acquisition were not material to the Company on either an individual or aggregate basis, and accordingly, pro forma results of operations have not been presented.

3.             Trade Accounts Receivable

Trade accounts receivable consist of the following:

	December 31,
	2002	2001

Trade accounts receivable	$57,441,613	$46,706,227
Allowance for doubtful accounts	(1,741,321)	(3,736,098)
Allowance for sales discounts	(386,407)	(355,719)
	$55,313,885	$42,614,410

The Company sells product on credit and generally does not require collateral.

4.             Inventories

The components of inventories consist of the following:

	December 31,
	2002	2001

Raw materials	$30,684,411	$25,933,323
In-process products	13,169,570	13,419,637
Finished products	49,225,639	43,123,339
	$93,079,620	$82,476,299

5.             Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

	December 31,
	2002	2001

Land	$12,366,824	$10,558,241
Buildings and site improvements	54,108,232	37,438,423
Leasehold improvements	5,833,165	5,774,165
Machinery and equipment	112,767,419	101,774,552
	185,075,640	155,545,381
Less accumulated depreciation and amortization	(92,943,166)	(80,501,488)
	92,132,474	75,043,893
Capital projects in progress	5,264,134	6,366,408
	$97,396,608	$81,410,301

Included in property, plant and equipment at December 31, 2002 and 2001, are fully depreciated assets with an original cost of approximately $38,638,000 and $34,873,000, respectively. These fully depreciated assets are still in use in the Company’s operations.

6.             Investments

The Company has a 30% investment in Keymark Enterprises, LLC (“Keymark”), for which it accounts using the equity method. The Company believes that the carrying value of its investment in Keymark exceeds its fair value and therefore has written down the value of its investment to zero. The Company’s equity in the earnings or losses of this investment or its initial 49% investment in Bulldog (see Note 2) has not been material in any of the three years in the period ended December 31, 2002.

Available-For-Sale Investments

The Company’s investments in all debt securities are classified as either cash and cash equivalents or available-for-sale investments. As of December 31, 2002, the Company’s investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt investments
Municipal bonds	$16,642,819	$34,111	$—	$16,676,930
Commercial paper	8,413,846	—	—	8,413,846
Total debt investments	25,056,665	34,111	—	25,090,776
Money market instruments and funds	44,219	—	—	44,219
	$25,100,884	$34,111	$—	$25,134,995

Of the total estimated fair value, $7,451,384 was classified as cash equivalents and $17,683,611 was classified as short-term investments.

As of December 31, 2002, contractual maturities of the Company’s available-for-sale investments were as follows:

	Amortized Cost	Estimated Fair Value

Amounts maturing in less than 1 year	$7,036,748	$6,990,749
Amounts maturing in 1 – 5 years	2,508,182	2,551,756
Amounts maturing in 5 – 10 years	2,454,570	2,485,019
Amounts maturing after 10 years	5,650,000	5,656,087
	$17,649,500	$17,683,611

During the year ended December 31, 2002, there were no realized gains or losses related to the sale of available-for-sale investments.

7.             Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2002	2001

Sales incentive and advertising allowances	$7,083,275	$5,675,914
Vacation liability	2,746,831	2,004,825
Other	3,437,267	2,501,877
	$13,267,373	$10,182,616

8.             Debt

The outstanding debt at December 31, 2002 and 2001, and the available credit at December 31, 2002, consisted of the following:

	Available on Credit Facility at December 31,	Debt Outstanding at December 31,
	2002	2002	2001

Revolving line of credit, interest at bank’s base rate less 0.5% (at December 31, 2002, the bank’s reference rate less 0.5% was 3.75%), matures November 2004, commitment fees are paid at the annual rate of 0.125% on the unused portion of the facility	$11,637,906	$—	$—

Revolving term commitment, interest at bank’s prime rate less 0.5% (at December 31, 2002, the bank’s prime rate less 0.5% was 3.75%), matures June 2003, commitment fees are paid at the annual rate of 0.125% on the unused portion of the facility	8,213,673	—	—

Revolving line of credit, interest rate at 5.75%, matures June 2003	3,392,148	530,515	545,503

Revolving line of credit, interest rate at the bank’s base rate of interest plus 2% (at December 31, 2002, this rate was 6.0%), matures September 2003, has an annual commission charge of 0.45%	400,975	—	—

Term loan, interest at LIBOR plus 1.375% (at December 31, 2002, LIBOR plus 1.375% was 2.795%), matures May 2008	—	1,650,000	1,950,000

Term loans, interest rates from 4.00% to 6.23%, maturities between 2006 and 2018	—	4,557,101	4,177,940

Standby letter of credit facilities	3,148,421	—	—
	26,793,123	6,737,616	6,673,443
Less current portion		(1,257,782)	(986,448)
		$5,479,834	$5,686,995
Less standby letters of credit issued and outstanding	(3,148,421)
	$23,644,702

The revolving lines of credit are guaranteed by the Company and its subsidiaries. At December 31, 2002, the Company had four outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $2,132,038, were used to support the Company’s self-insured workers’ compensation insurance requirements. The other two, in the amounts of $753,833 and $262,550 were used, respectively, to guarantee performance on the Company’s leased facility in the UK and on public improvement costs associated with the construction of the Company’s facilities in Stockton, California. These letters of credit mature in September 2003 and November 2003.

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

Some of the properties were leased from partnerships formed by certain current and former Company stockholders, directors, officers and employees. Rental expenses under these related party leases were as follows:

	Years Ended December 31,
	2002	2001	2000

Simpson Investment Company	$—	$82,331	$197,594
Doolittle Investors	367,992	253,080	253,080
Vacaville Investors	452,736	438,898	437,640
Vicksburg Investors	385,356	368,543	367,013
Columbus Westbelt Investment Co.	626,328	626,328	592,381
	$1,832,412	$1,769,180	$1,847,708

In June 2001, the Company purchased the property that was subject to the lease with Simpson Investment Company for approximately $1.7 million (See Note 12). Rental expense for 2002, 2001 and 2000 with respect to all other leased property was approximately $4,091,000, $3,790,000 and $2,658,000, respectively.

At December 31, 2002, minimum rental commitments under all noncancelable leases are as follows:

2003	$5,777,108
2004	5,231,189
2005	5,117,166
2006	3,998,021
2007	3,540,412
Thereafter	4,659,371
$28,323,267

Some of these minimum rental commitments that involve the related parties described above contain renewal options and provide for periodic rental adjustments based on changes in the consumer price index or current market rental rates.

The nominal term of SSTI’s lease in the United Kingdom is 25 years but includes an option to terminate without penalty in either the fifteenth or twentieth year upon one year written notice by SSTI. Future minimum rental payments associated with the first 15 years of this lease are included in minimum rental commitments in the table above.

Environmental

The Company’s policy with regard to environmental liabilities is to accrue for future environmental assessments and remediation costs as they are discovered and become estimable.

At two of the Company’s operating facilities, evidence of contamination resulting from activities of prior occupants was discovered. The Company took certain remedial actions at one facility in 1990 and continues to monitor the condition of this property. The Company does not believe that any further action will be required. The Company has been informed by the lessor of the other facility, Vicksburg Investors, that appropriate remedial action has been taken. The Company does not believe that either of these matters will have a material adverse effect on its financial condition, cash flows or results of operations.

Litigation

From time to time, the Company is involved in litigation that it considers to be in the normal course of its business. No such litigation within the last five years resulted in any material loss. The Company is not engaged in any legal proceedings as of the date hereof, which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

10.           Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
	2002	2001	2000
Current
Federal	$29,918,000	$24,700,000	$21,885,000
State	5,809,000	4,196,000	4,901,000
Foreign	142,000	234,000	4,000
Deferred	(735,417)	(1,510,425)	(493,640)
	$35,133,583	$27,619,575	$26,296,360

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes are as follows:

	Years Ended December 31,
	2002	2001	2000

Federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.1%	4.3%	4.6%
Other	1.3%	1.2%	0.5%
Effective income tax rate	40.4%	40.5%	40.1%

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 2002, 2001 and 2000, were as follows:

	Years Ended December 31,
	2002	2001	2000
Current deferred tax assets
State tax	$1,942,732	$1,451,474	$1,680,197
Compensation related to stock plans	82,732	82,732	83,375
Workers’ compensation	662,994	489,947	584,912
Health claims	680,385	325,957	486,665
Vacation accrual	793,313	556,617	642,637
Accounts receivable allowance	610,238	1,451,457	567,577
Inventories	2,095,916	1,312,195	1,252,000
Sales incentive and advertising allowances	189,104	176,708	87,489
Rental reserve	140,452	293,538	—
LIFO to FIFO restatement	—	—	(67,163)
Other	78,776	335,878	102,402
	$7,276,642	$6,476,503	$5,420,091

Long-term deferred tax assets (liabilities)
Depreciation	$1,679,032	$1,681,767	$1,377,291
Goodwill amortization	566,471	870,283	715,992
Other	(725,037)	(758,448)	(484,595)
	$1,520,466	$1,793,602	$1,608,688

No valuation allowance has been recorded for deferred tax assets for the years ended December 31, 2002, 2001 and 2000, due to the Company’s taxable income in 2002 and prior years.

11.           Retirement Plans

The Company has six retirement plans covering substantially all salaried employees and nonunion hourly employees. Two of the plans, covering U.S. employees, provide for annual contributions in amounts that the Board of Directors may authorize, subject to certain limitations, but in no event more than the amounts permitted under the Internal Revenue Code as deductible expense. The other four plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2002, 2001 and 2000, was approximately $5,197,000, $4,769,000 and $4,009,000, respectively.

The Company also contributes to various industry-wide, union-sponsored defined benefit pension funds for union, hourly employees. Payments to these funds aggregated approximately $1,524,000, $1,077,000 and $1,149,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

12.           Related Party Transactions

The Company paid $550,472 and $800,000 in 2002 and 2001, respectively, to Keymark, of which it has a 30% ownership interest. The payments were related to the development of specified features in the Keymark software as well as for expenses related to marketing the software.

In 2001, the Company purchased the property that was subject to the lease with Simpson Investment Company for approximately $1.7 million (See Note 9).

Refer to Note 9 regarding related party transactions involving Company leases.

13.           Stock Bonus and Stock Option Plans

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its non-qualified stock option plan as stock options granted under this plan have an exercise price equal to 100% of the market price on the date of grant. If the compensation cost for this plan had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the pro forma effect on the Company’s net income and earnings per share in 2002, 2001 and 2000 would have been:

	Years Ended December 31,
	2002	2001	2000

Net income, as reported	$51,934,147	$40,518,126	$39,374,743
Pro forma	50,650,574	39,890,644	38,538,065

Earnings per share
Basic, as reported	2.12	1.67	1.64
Basic, pro forma	2.07	1.65	1.60

Diluted, as reported	2.09	1.64	1.60
Diluted, pro forma	2.04	1.62	1.57

The fair value of each option granted was estimated on the date of grant using the Black-Sholes option-pricing model with the following assumptions for 2002, 2001 and 2000, respectively: risk-free interest rate of 4.01%, 4.46% and 4.86% for 2002, 2001 and 2000, respectively; no dividend yield for all years; expected lives of 6.2 years for options committed to be granted for 2002 and 6.2 years and 6.3 years for options granted for 2001 and 2000, respectively; and volatility of 29.2% for 2002, 29.8% for 2001 and 29.7% for 2000. The weighted average fair value per share of options granted during 2002, 2001 and 2000 was $12.34, $11.18 and $10.89, respectively.

The Company currently has two stock option plans. One is principally for the Company’s employees and the other is for the Company’s independent directors. Participants are granted options only if the company-wide and/or profit center operating goals, established by the Compensation Committee of the Board of Directors at the beginning of the year, are met. In 2002, the Company met most of the operating goals established for both of its stock option plans and has committed to grant options to purchase 503,500 shares. During 2001 and 2000, the Company met some of the operating goals established for one of its stock option plans, and accordingly, granted options to purchase 19,000 and 14,000 shares for 2001 and 2000, respectively. These options have an exercise price range of $32.90 to $36.19 per share for 2002, an exercise price of $28.65 for 2001 and an exercise price of $25.50 per share for 2000.

The following table summarizes the Company’s stock option activity for the years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000
Non-Qualified Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	947,160	$16.96	1,325,294	$13.97	1,477,980	$13.04
Granted	503,500	32.91	19,000	28.65	14,000	25.50
Exercised	(224,862)	12.05	(396,528)	6.94	(155,346)	5.81
Forfeited	(7,090)	19.55	(606)	21.88	(11,340)	18.97
Outstanding at end of year	1,218,708	24.62	947,160	16.97	1,325,294	13.97

The number of stock options exercisable at the end of 2002, 2001 and 2000 was 608,523, 699,720 and 897,860, respectively.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2002:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at December 31, 2002	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding at December 31, 2002	Weighted- Average Exercise Price

$11.50	to	$14.63	96,490	1.0 years	$11.53	96,490	$11.53
$16.66	to	$18.66	153,800	2.0 years	16.67	153,800	16.67
$18.31	to	$20.59	182,991	3.0 years	18.72	174,804	18.72
$19.47	to	$24.06	248,927	4.0 years	21.82	172,367	21.79
		$25.50	14,000	5.0 years	25.50	6,708	25.50
		$28.65	19,000	6.0 years	28.65	4,354	28.65
$32.90	to	$36.19	503,500	7.0 years	32.91	—	—
$11.50	to	$36.19	1,218,708	4.6 years	24.62	608,523	18.08

The tax benefit to the Company from the exercise of stock options, a reduction of the Company’s income tax payable, was $1,800,785, $3,012,659 and $1,054,238 for 2002, 2001 and 2000, respectively.

The Company also maintains a Stock Bonus Plan whereby, for each ten years of continuous employment with the Company, each employee who does not participate in one of the Company’s stock option plans receives up to 200 shares of common stock. In 2002, 2001 and 2000, the Company committed to issue 8,800, 5,000 and 5,400 shares, respectively, which resulted in compensation charges of $505,187, $254,611 and $210,359, respectively. These employees are also compensated for the income taxes payable as a result of the stock bonuses. The shares are issued in the year following the year in which they are earned.

Starting in 2003, the Company will apply SFAS Statement No. 148  and SFAS Statement No. 123, and will recognize an expense for the estimated fair value of the stock options awarded. In accordance with SFAS No. 123, the expense will be recorded over the vesting period of the option commencing in the year in which the option is granted rather than during the year in which they were earned. Accordingly, there will be a difference in the amount expensed and the pro forma expense disclosure under SFAS Statement No. 123.

14.           Segment Information

The Company is organized into two primary segments. The segments are defined by types of products manufactured, marketed and distributed to the Company’s customers. The two product segments are construction connector products and venting products. These segments are differentiated in several ways, including the types of materials used, the production processes, the distribution channels used and the applications in which the products are used. Transactions between the two segments were immaterial for each of the years presented.

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of December 31, 2002, 2001 and 2000, or for the years then ended:

2002	Connector Products	Venting Products	All Other	Total

Net sales	$394,922,000	$70,552,000	$—	$465,474,000
Income from operations	76,613,000	9,569,000	(99,000)	86,083,000
Depreciation and amortization	12,093,000	1,903,000	27,000	14,023,000
Capital expenditures and acquisitions	26,360,000	1,595,000	—	27,955,000
Total assets	228,601,000	39,723,000	128,077,000	396,401,000

2001	Connector Products	Venting Products	All Other	Total

Net sales	$345,785,000	$70,078,000	$—	$415,863,000
Income from operations	57,082,000	8,734,000	—	65,816,000
Depreciation and amortization	13,518,000	2,043,000	89,000	15,650,000
Capital expenditures and acquisitions	38,569,000	1,086,000	—	39,655,000
Total assets	189,756,000	39,675,000	100,181,000	329,612,000

2000	Connector Products	Venting Products	All Other	Total

Net sales	$303,774,000	$65,314,000	$—	$369,088,000
Income from operations	52,257,000	9,165,000	(7,000)	61,415,000
Depreciation and amortization	10,951,000	2,063,000	122,000	13,136,000
Capital expenditures and acquisitions	18,277,000	2,226,000	169,000	20,672,000
Total assets	171,151,000	44,071,000	64,348,000	279,570,000

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore has been included in the total assets of the segment entitled “All Other.” Cash and short term investment balances in this segment were approximately $118,948,000, $91,647,000 and $54,183,000 as of December 31, 2002, 2001 and 2000, respectively.

The following table illustrates how the Company’s net sales and long-lived assets are distributed geographically as of December 31, 2002, 2001 and 2000, or for the years then ended.

	2002		2001		2000
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets

United States	$413,205,000	$88,442,000	$371,068,000	$73,971,000	$347,516,000	$64,615,000
Other countries	52,269,000	26,424,000	44,795,000	23,879,000	21,572,000	12,615,000
	$465,474,000	$114,866,000	$415,863,000	$97,850,000	$369,088,000	$77,230,000

Net sales and long-lived assets are attributable to the country where the operations are located.

Net sales of approximately 12% in each of the three years in the period ended December 31, 2002, were to one customer and were attributable mostly to the Connector segment.

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

for the years ended December 31, 2002, 2001 and 2000

Column A	Column B	Column C		Column D	Column E
		Additions
Classification	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts – Write-offs	Deductions	Balance at End of Year

Year Ended December 31, 2002
Allowance for doubtful accounts	$3,736,098	$1,380,955	$—	$3,375,732	$1,741,321
Allowance for obsolete inventory	3,547,330	3,526,201	—	976,154	6,097,377

Year Ended December 31, 2001
Allowance for doubtful accounts	1,201,289	3,181,123	—	646,314	3,736,098
Allowance for obsolete inventory	3,000,792	1,763,481	—	1,216,943	3,547,330

Year Ended December 31, 2000
Allowance for doubtful accounts	1,203,147	684,356	—	686,214	1,201,289
Allowance for obsolete inventory	1,641,746	2,439,787	—	1,080,741	3,000,792

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on March 31, 2003, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2002, which will set forth certain information with respect to the directors and executive officers of the Registrant and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on March 31, 2003, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2002, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on March 31, 2003, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2002, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on March 31, 2003, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2002, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

PART IV

Item 14. Controls and Procedures.

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and the CFO, concluded that the Company’s disclosure controls and procedures were effective as of that date. No significant changes in the Company’s internal controls or other factors have occurred that could significantly affect controls subsequent to that date.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a.	Exhibits

	11.	Statement re computation of earnings per share.
	21.	List of Subsidiaries of the Registrant.
	23.	Consent of Independent Accountants.
	99.1	Certificate of Chief Executive Officer and Chief Financial Officer.
	99.2	Simpson Manufacturing Co., Inc. 1994 Employee Stock Bonus Plan as Amended Through June 4, 2002.
	99.3	Simpson Manufacturing Co., Inc. Code of Business Conduct and Ethics.

b.	Reports on Form 8-K

Report on Form 8-K, dated December 2, 2002, reporting under Item 5 that the Barclay Simpson announced his intention to donate 2,000,000 shares of stock to the Simpson PSB Fund.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 2003		Simpson Manufacturing Co., Inc.
(Registrant)

	By	/s/ Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
and Duly Authorized Officer of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/ Thomas J Fitzmyers	President, Chief Executive	February 21, 2003
(Thomas J Fitzmyers)	Officer and Director

Chief Financial Officer:

/s/ Michael J. Herbert	Chief Financial Officer,	February 21, 2003
(Michael J. Herbert)	Treasurer and Secretary
(principal accounting and financial officer)

Directors:

/s/ Barclay Simpson	Chairman of the Board	February 21, 2003
(Barclay Simpson)

/s/ Earl F. Cheit	Director	February 21, 2003
(Earl F. Cheit)

/s/ Stephen B. Lamson	Director	February 21, 2003
(Stephen B. Lamson)

/s/ Peter N. Louras	Director	February 21, 2003
(Peter N. Louras)

/s/ Sunne Wright McPeak	Director	February 21, 2003
(Sunne Wright McPeak)

/s/ Barry Lawson Williams	Director	February 21, 2003
(Barry Lawson Williams)

CERTIFICATIONS

I, Thomas J Fitzmyers, Chief Executive Officer of Simpson Manufacturing Co., Inc. (the “Company”), certify that:

1.               I have reviewed this annual report on Form 10-K of the Company;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.               The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)         evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(c)          The Company’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	February 21, 2003	By	/s/ Thomas J Fitzmyers
Thomas J Fitzmyers
Chief Executive Officer

I, Michael J. Herbert, Chief Financial Officer of Simpson Manufacturing Co., Inc. (the “Company”), certify that:

1.               I have reviewed this annual report on Form 10-K of the Company;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.               The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)         evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(c)          The Company’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	February 21, 2003	By	/s/ Michael J. Herbert
Michael J. Herbert
Chief Financial Officer, Treasurer and Secretary