Form 10-Q
period 2003-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2003-05-09
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended: March 31, 2003

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

Yes    ☒    No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☒    No    ☐

The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2003:          24,585,519

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,		December 31,
	2003	2002	2002
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$89,976,762	$84,963,306	$103,318,056
Short-term investments	22,105,675	—	17,683,611
Trade accounts receivable, net	71,803,708	62,864,794	55,313,885
Inventories	99,634,575	84,496,719	93,079,620
Deferred income taxes	7,456,455	5,811,584	7,276,642
Other current assets	4,892,069	4,348,920	3,342,423
Total current assets	295,869,244	242,485,323	280,014,237

Property, plant and equipment, net	101,529,045	84,016,901	97,396,608
Other noncurrent assets	19,670,037	18,525,025	18,990,220
Total assets	$417,068,326	$345,027,249	$396,401,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$2,631,986	$2,738,434	$1,257,782
Trade accounts payable	18,974,017	15,546,115	14,217,487
Accrued liabilities	11,902,102	8,741,762	13,267,373
Income taxes payable	5,876,448	6,130,691	—
Accrued profit sharing trust contributions	1,587,011	1,589,973	5,138,579
Accrued cash profit sharing and commissions	6,721,002	5,516,486	6,170,500
Accrued workers’ compensation	1,880,764	1,545,764	1,685,764
Total current liabilities	49,573,330	41,809,225	41,737,485

Long-term debt, net of current portion	5,278,586	5,142,698	5,479,834
Total liabilities	54,851,916	46,951,923	47,217,319

Commitments and contingencies (Notes 6 and 7)

Stockholders’ equity
Common stock	52,502,790	47,913,791	51,521,634
Retained earnings	308,378,713	255,149,605	297,353,812
Accumulated other comprehensive income	1,334,907	(4,988,070)	308,300
Total stockholders’ equity	362,216,410	298,075,326	349,183,746
Total liabilities and stockholders’ equity	$417,068,326	$345,027,249	$396,401,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Net sales	$116,456,180	$102,371,235
Cost of sales	70,845,600	63,177,680
Gross profit	45,610,580	39,193,555

Operating expenses:
Selling	11,526,709	10,529,360
General and administrative	15,598,725	12,494,383
	27,125,434	23,023,743

Income from operations	18,485,146	16,169,812

Interest income, net	129,950	258,327

Income before income taxes	18,615,096	16,428,139

Provision for income taxes	7,590,194	6,698,199

Net income	$11,024,902	$9,729,940

Net income per common share
Basic	$0.45	$0.40
Diluted	$0.44	$0.39

Number of shares outstanding
Basic	24,581,348	24,369,426
Diluted	24,902,398	24,720,348

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Net income	$11,024,902	$9,729,940

Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,039,283	(816,601)

Change in net unrealized gains on available-for-sale investments	(12,676)	—

Comprehensive income	$12,051,509	$8,913,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities
Net income	$11,024,902	$9,729,940
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of capital equipment	(36,326)	35,781
Depreciation and amortization	3,966,453	3,765,212
Deferred income taxes and long-term liabilities	(669,914)	423,551
Noncash compensation related to stock plans	575,147	120,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(16,384,384)	(20,357,444)
Inventories	(6,024,822)	(2,158,531)
Trade accounts payable	4,535,400	(262,518)
Income taxes payable	7,220,682	5,588,443
Accrued profit sharing trust contributions	(3,562,218)	(3,115,326)
Accrued cash profit sharing and commissions	549,212	3,528,493
Other current assets	(2,811,729)	(2,144,038)
Accrued liabilities	(1,408,331)	(1,410,244)
Accrued workers’ compensation	195,000	300,000
Other noncurrent assets	(70,715)	(655,771)
Total adjustments	(13,926,545)	(16,342,392)

Net cash used in operating activities	(2,901,643)	(6,612,452)

Cash flows from investing activities
Capital expenditures	(7,600,876)	(6,272,216)
Asset acquisitions, net of cash acquired	(65,684)	(1,438)
Proceeds from sale of equipment	39,705	24,693
Purchases of available-for-sale investments	(8,443,908)	—
Sales of available-for-sale investments	4,009,168	—
Net cash used in investing activities	(12,061,595)	(6,248,961)

Cash flows from financing activities
Issuance of debt	1,323,368	1,942,453
Repayment of debt	(318,230)	(604,388)
Issuance of common stock	482,283	728,092
Net cash provided by financing activities	1,487,421	2,066,157

Effect of exchange rate changes on cash	134,523	(113,388)

Net decrease in cash and cash equivalents	(13,341,294)	(10,908,644)
Cash and cash equivalents at beginning of period	103,318,056	95,871,950
Cash and cash equivalents at end of period	$89,976,762	$84,963,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.             Basis of Presentation

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America have been condensed or omitted. These interim statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Simpson Manufacturing Co., Inc.’s (the “Company’s”) 2002 Annual Report on Form 10-K (the “2002 Annual Report”).

The unaudited quarterly condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States of America. The year-end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. The Company’s quarterly results may be subject to fluctuations. As a result, the Company believes the results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period.

Revenue Recognition

The Company recognizes revenue as title to products is transferred to customers or services are rendered, net of applicable provision for discounts, returns and allowances.

Net Income Per Common Share

Basic net income per common share is computed based upon the weighted average number of common shares outstanding. Potentially dilutive securities, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS

Income available to common stockholders	$11,024,902	24,581,348	$0.45	$9,729,940	24,369,426	0.40

Effect of Dilutive Securities
Stock options	—	321,050	(0.01)	—	350,922	(0.01)

Diluted EPS
Income available to common stockholders	$11,024,902	24,902,398	$0.44	$9,729,940	24,720,348	$0.39

The dilutive securities in the table above do not include 4,000 and 19,000 stock options for the three months ended March 31, 2003 and 2002, respectively, the effect of which would be anti-dilutive in nature.

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

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation.

The Company has adopted SFAS No. 148 and SFAS No. 123 and has used the prospective method of applying SFAS No. 123 for the transition. For stock options that have been granted prior to January 1, 2003, the Company will continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equaled or exceeded the market price on the date of grant for options issued by the Company, no compensation expense has been recognized for stock options granted prior to January 1, 2003. For the three months ended March 31, 2003, the Company has recognized an after-tax expense of approximately $250,000.

On the condensed balance sheet included in the Company’s report on Form 8-K, dated April 17, 2003, other noncurrent assets and stockholders’ equity included an amount of $5,548,709 related to the deferred stock-based compensation of stock options granted in January and February 2003 in accordance with the implementation of SFAS No. 123 and SFAS No. 148. The Company has subsequently decided that this amount should not be recorded. As a result, the deferred stock-based compensation reduced total assets and stockholders’ equity by that amount.

Had compensation cost for the Company’s stock options for all grants been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended March 31,
	2003	2002

Net income, as reported	$11,024,902	$9,729,940
Deduct total stock-based employee compensation expense determined under the fair value method for all awards granted prior to January 1, 2003, net of related tax effects	93,274	151,482
Pro forma	$10,931,628	$9,578,458

Earnings per share
Basic, as reported	0.45	0.40
Basic, pro forma	0.44	0.39

Diluted, as reported	0.44	0.39
Diluted, pro forma	0.44	0.39

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2003 presentation with no effect on net income or retained earnings as previously reported.

In August 2002, the Company completed a 2-for-1 split of its common stock. All of the share and per share numbers have been adjusted to reflect the stock split.

2.             Trade Accounts Receivable, net

Trade accounts receivable consist of the following:

	At March 31,
	2003	2002	At December 31, 2002

Trade accounts receivable	$74,289,038	$65,998,942	$57,441,613
Allowance for doubtful accounts	(1,881,085)	(2,588,271)	(1,741,321)
Allowance for sales discounts	(604,245)	(545,877)	(386,407)
	$71,803,708	$62,864,794	$55,313,885

3.             Inventories

The components of inventories consist of the following:

	At March 31,
	2003	2002	At December 31, 2002

Raw materials	$33,709,295	$26,027,695	$30,684,411
In-process products	14,510,596	13,789,204	13,169,570
Finished products	51,414,684	44,679,820	49,225,639
	$99,634,575	$84,496,719	$93,079,620

4.             Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	At March 31,
	2003	2002	At December 31, 2002

Land	$13,116,439	$10,556,675	$12,366,824
Buildings and site improvements	54,377,163	37,369,947	54,108,232
Leasehold improvements	5,838,193	5,798,461	5,833,165
Machinery and equipment	113,703,323	101,880,820	112,767,419
	187,035,118	155,605,903	185,075,640
Less accumulated depreciation and amortization	(97,068,370)	(83,799,423)	(92,943,166)
	89,966,748	71,806,480	92,132,474
Capital projects in progress	11,562,297	12,210,421	5,264,134
	$101,529,045	$84,016,901	$97,396,608

5.             Investments

As of March 31, 2003, the Company held a 32.5% investment in Keymark Enterprises, LLC (“Keymark”), for which it accounts using the equity method. In April 2003, it increased its investment to 35%. The Company believes that the carrying value of its investment in Keymark exceeds its fair value and therefore has written down the value of its investment to zero.

Available-for-Sale Investments

The Company’s investments in all debt securities are classified as either cash and cash equivalents or available-for-sale investments. As of March 31, 2003, the Company’s investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt investments
Municipal bonds	$19,145,206	$21,435	$—	$19,166,641
Commercial paper	6,016,316	—	—	6,016,316
Total debt investments	25,161,522		—	25,182,957
Money market instruments and funds	37,904	—	—	37,904
	$25,199,426	$21,435	$—	$25,220,861

Of the total estimated fair value, $3,115,186 was classified as cash equivalents and $22,105,675 was classified as short-term investments.

As of March 31, 2003, contractual maturities of the Company’s available-for-sale investments were as follows:

	Amortized Cost	Estimated Fair Value

Amounts maturing in less than 1 year	$8,038,407	$8,031,094
Amounts maturing in 1 – 5 years	4,054,469	4,072,281
Amounts maturing in 5 – 10 years	3,441,364	3,452,300
Amounts maturing after 10 years	6,550,000	6,550,000
	$22,084,240	$22,105,675

During the three months ended March 31, 2003, there were realized losses of $1,368 related to the sale of available-for-sale investments.

6.             Debt

Outstanding debt at March 31, 2003 and 2002, and December 31, 2002, and the available credit at March 31, 2003, consisted of the following:

		Debt Outstanding

at

at

		March 31,		December 31,
	Available Credit at March 31, 2003	2003	2002	2002

Revolving line of credit, interest at bank’s reference rate less 0.50% (at March 31, 2003, the bank’s reference rate less 0.50% was 3.75%), expires November 2004	$11,652,001	$—	$—	$—

Revolving term commitment, interest at bank’s prime rate less 0.50% (at March 31, 2003, the bank’s prime rate less 0.50% was 3.75%), expires June 2003	8,213,673	—	—	—

Revolving line of credit, interest at the bank’s base rate plus 2% (at March 31, 2003, the bank’s base rate plus 2% was 5.75%), expires September 2003	393,478	—	—	—

Revolving line of credit, interest at 5.75%, expires June 2003	2,368,680	—	1,950,221	530,515

Term loan, interest at LIBOR plus 1.375% (at March 31, 2003, LIBOR plus 1.375% was 2.715%), expires May 2008	—	1,650,000	1,950,000	1,650,000

Term loans, interest rates between 4.00% and 6.23%, expirations between 2006 and 2018	—	6,260,572	3,980,911	4,557,101

Standby letter of credit facilities	3,134,326	—	—	—
	25,762,158	7,910,572	7,881,132	6,737,616
Less current portion	—	(2,631,986)	(2,738,434)	(1,257,782)
		$5,278,586	$5,142,698	$5,479,834
Standby letters of credit issued and outstanding	(3,134,326)
	$22,627,832

As of March 31, 2003, the Company had four outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $2,132,038, are used to support the Company’s self-insured workers’ compensation insurance requirements. The other two, in the amounts of $739,738 and $262,550, were used to guarantee performance on, respectively, the Company’s leased facility in the United Kingdom and public improvement costs associated with the construction of the Company’s facilities in Stockton, California. The letter of credit in the amount of $262,550 was cancelled in April 2003.

7.             Commitments and Contingencies

Note 9 to the consolidated financial statements in the Company’s 2002 Annual Report provides information concerning commitments and contingencies. From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The Company does not believe that the outcomes of currently pending matters will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

The Company’s policy with regard to environmental liabilities is to accrue for future environmental assessments and remediation costs as they are discovered and become estimable. The Company does not believe that these matters will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Corrosion, hydrogen enbrittlement, stress corrosion cracking, hardness, wood pressure-treating chemicals, misinstallations, environmental conditions or other factors can contribute to failure of fasteners and connectors. On occasion, some of the fasteners that the Company sells have failed, although the Company has not incurred any material liability resulting from those failures. The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions.

8.             Segment Information

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended March 31,
	2003	2002
Net Sales

Connector products	$100,388,000	$86,625,000
Venting products	16,068,000	15,746,000
Total	$116,456,000	$102,371,000

Income from Operations

Connector products	$16,730,000	$14,708,000
Venting products	2,197,000	1,653,000
All other	(442,000)	(191,000)
Total	$18,485,000	$16,170,000

	At March 31,
	2003	2002	At December 31, 2002
Total Assets

Connector products	$254,251,000	$209,864,000	$228,601,000
Venting products	40,286,000	39,400,000	39,723,000
All other	122,531,000	95,763,000	128,077,000
Total	$417,068,000	$345,027,000	$396,401,000

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of the segment entitled “All other.” Cash and cash equivalent and short-term investment balances in the “All other” segment were approximately $111,019,000, $83,518,000 and $118,948,000 as of March 31, 2003 and 2002, and December 31, 2002, respectively.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 2003 and 2002. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended March 31, 2003, Compared

with the Three Months Ended March 31, 2003

In the first quarter of 2003, sales growth occurred throughout North America and Europe. The growth in the United States was strongest in the western region. Simpson Strong-Tie’s first quarter sales increased 15.9% over the same quarter last year, while Simpson Dura-Vent’s sales increased 2.0%. Contractor distributors and lumber dealers were the fastest growing Simpson Strong-Tie connector sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Simpson Strong-Tie’s engineered wood products and seismic and high wind related products had the highest percentage growth rates in sales. Sales of Simpson Dura-Vent’s Direct-Vent and gas vent products increased compared to the first quarter of 2002, while sales of its pellet vent and chimney product lines decreased.

Income from operations increased 14.3% from $16,169,812 in the first quarter of 2002 to $18,485,146 in the first quarter of 2003 and gross margins increased from 38.3% in the first quarter of 2002 to 39.2% in the first quarter of 2003. The increase in gross margins was primarily due to improved absorption of fixed overhead costs, offset somewhat by increased material costs. Selling expenses increased 9.5% from $10,529,360 in the first quarter of 2002 to $11,526,709 in the first quarter of 2003, primarily due to increased costs associated with the addition of sales personnel and advertising and promotional activities. General and administrative expenses increased 24.8% from $12,494,383 in the first quarter of 2002 to $15,598,725 in the first quarter of 2003. This increase was primarily due to a favorable comparison to the first quarter of 2002 when the Company recovered substantially all of the overdue receivables from a significant customer. In addition, the increase was partially related to increased cash profit sharing, as a result of higher operating income, increased professional fees and the recognition of stock option expenses in accordance with recently adopted accounting standards. The tax rate was 40.8% in the first quarter of 2003, unchanged from the first quarter of 2002.

The Company continues to face uncertain market conditions, tariffs and other factors that may influence the cost of steel and other raw materials. The Company might not be able to increase its product prices in amounts that correspond to increases in raw material prices without materially and adversely affecting its sales and profits.

Liquidity and Sources of Capital

As of March 31, 2003, working capital was $246.3 million as compared to $200.7 million at March 31, 2002, and $238.3 million at December 31, 2002. The increase in working capital from December 31, 2002, was primarily due to the increase in the Company’s trade accounts receivable of approximately $16.5 million, resulting from higher sales levels and the effect of seasonal buying programs, increases in inventories and short-term investments of approximately $6.6 million and $4.4 million, respectively, and a decrease in accrued profit sharing trust contributions of approximately $3.6 million. Offsetting these factors was a decrease in cash and cash equivalents of approximately $13.3 million and an increase in income taxes payable and accounts payable totaling approximately $10.6 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change and changes in noncurrent assets and liabilities, combined with net income and noncash expenses, including depreciation, amortization and stock compensation charges, totaling approximately $15.6 million, resulted in net cash used in operating activities of approximately $2.9 million. As of March 31, 2003, the Company had unused credit facilities available of approximately $22.6 million.

The Company used approximately $12.1 million in its investing activities of which approximately $7.6 million was used for capital expenditures. Approximately $2.4 million of the capital expenditures comprised real estate and related purchases, primarily for the expansion of its manufacturing facilities in Stockton, California, and for additional land in McKinney, Texas. In addition, a net amount of approximately $4.4 million was invested in short-term securities.

The Company’s financing activities provided net cash of approximately $1.5 million, primarily from short-term borrowing for its Danish subsidiary, as well as from the issuance of the Company’s stock through its stock option and bonus plans.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements will be sufficient for the Company’s working capital needs and planned capital expenditures through the remainder of 2003. Depending on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing.

The Company believes that the effect of inflation on the Company has not been material in recent years, as inflation rates have remained relatively low.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s short-term investments consisted of debt securities of approximately $22.1 million as of March 31, 2003. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2003, the decline in the fair value of the investments would not be material.

The Company has foreign exchange rate risk in its international operations and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in a substantial part of the Company’s non-U.S. operations, the change in the value of the assets and liabilities could be materially adverse to its operations taken as a whole.

Item 4. Controls and Procedures.

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO, concluded that the Company’s disclosure controls and procedures were effective as of that date. No significant changes in the Company’s internal controls or other factors have occurred that could significantly affect controls subsequent to that date.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The Company does not believe that the outcomes of these matters will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders (“Annual Meeting”) was held on March 31, 2003. The following two nominees were elected as directors by the votes indicated:

Name	Total Votes for Each Director	Total Votes Withheld from Each Director	Term Expires*

Sunne Wright McPeak	20,611,737	1,462,345	2006
Barclay Simpson	22,002,576	71,506	2006

* The term expires on the date of the Annual Meeting in the year indicated.

The following proposals were also adopted at the Annual Meeting by the vote indicated:

Proposal	For	Against	Abstain	Broker Non-Vote

To approve the Company’s Executive Officer Cash Profit Sharing Plan	19,808,339	529,883	1,735,860	—

To approve the amendment of the Simpson Manufacturing Co., Inc. 1994 Stock Option Plan	15,746,774	4,571,590	1,755,718	—

To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for 2003	20,036,467	2,035,305	2,310	—

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a.                                       Exhibits.

11.         Statements re computation of earnings per share.

99.         Certificate of Chief Executive Officer and Chief Financial Officer.

b.                                      Reports on Form 8-K

Report on Form 8-K, dated January 23, 2003, reporting under item 5 the Company’s announcement of its fourth quarter 2002 earnings.

Report on Form 8-K, dated February 21, 2003, reporting under item 5 that the Company had signed a letter of intent  to purchase a Canadian connector company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 9, 2003	By	/s/ Michael J. Herbert
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

DATE:	May 9, 2003	By	/s/ Thomas J Fitzmyers
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

DATE:	May 9, 2003	By	/s/ Michael J. Herbert
Michael J. Herbert
Chief Financial Officer