Form 10-Q
period 2003-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2003-08-08
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended: June 30, 2003

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒   No  ☐

The number of shares of the Registrant’s Common Stock outstanding as of June 30, 2003:     24,638,087

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,		December 31, 2002
	(Unaudited)
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$89,942,479	$85,599,578	$103,318,056
Short-term investments	19,965,820	—	17,683,611
Trade accounts receivable, net	94,699,861	79,749,530	55,313,885
Inventories	97,004,974	92,922,483	93,079,620
Deferred income taxes	7,762,013	5,980,120	7,276,642
Other current assets	3,594,511	3,469,294	3,342,423
Total current assets	312,969,658	267,721,005	280,014,237

Property, plant and equipment, net	104,461,724	87,155,900	97,396,608
Other noncurrent assets	28,497,266	19,285,433	18,990,220
Total assets	$445,928,648	$374,162,338	$396,401,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$1,977,686	$2,955,105	$1,257,782
Trade accounts payable	19,325,007	19,832,660	14,217,487
Accrued liabilities	14,994,313	10,865,245	13,267,373
Income taxes payable	4,707,679	3,250,426	—
Accrued profit sharing trust contributions	3,006,125	2,726,797	5,138,579
Accrued cash profit sharing and commissions	10,782,301	8,592,862	6,170,500
Accrued workers’ compensation	1,990,764	1,685,764	1,685,764
Total current liabilities	56,783,875	49,908,859	41,737,485

Long-term debt, net of current portion	5,313,247	5,442,806	5,479,834
Total liabilities	62,097,122	55,351,665	47,217,319

Commitments and contingencies (Notes 6 and 7)

Stockholders’ equity
Common stock	54,015,499	50,093,680	51,521,634
Retained earnings	326,060,321	270,041,206	297,353,812
Accumulated other comprehensive income	3,755,706	(1,324,213)	308,300
Total stockholders’ equity	383,831,526	318,810,673	349,183,746
Total liabilities and stockholders’ equity	$445,928,648	$374,162,338	$396,401,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net sales	$146,460,792	$124,150,330	$262,916,972	$226,521,565
Cost of sales	85,569,521	72,509,812	156,415,122	135,687,491
Gross profit	60,891,271	51,640,518	106,501,850	90,834,074

Operating expenses:
Selling	12,383,934	11,133,905	23,910,643	21,663,264
General and administrative	19,601,051	15,711,585	35,199,776	28,205,969
	31,984,985	26,845,490	59,110,419	49,869,233

Income from operations	28,906,286	24,795,028	47,391,431	40,964,841

Interest income, net	106,808	216,405	236,757	474,731

Income before income taxes	29,013,094	25,011,433	47,628,188	41,439,572

Provision for income taxes	11,331,486	10,119,832	18,921,679	16,818,031

Net income	$17,681,608	$14,891,601	$28,706,509	$24,621,541

Net income per common share
Basic	$0.72	$0.61	$1.17	$1.01
Diluted	$0.71	$0.60	$1.15	$0.99

Number of shares outstanding
Basic	24,604,164	24,465,340	24,592,820	24,417,648
Diluted	24,957,412	24,809,380	24,936,338	24,763,682

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income	$17,681,608	$14,891,601	$28,706,509	$24,621,541

Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,413,617	3,663,857	3,452,899	2,847,256
Change in net unrealized gains on available-for-sale investments	7,182	—	(5,494)	—

Comprehensive income	$20,102,407	$18,555,458	$32,153,914	$27,468,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities
Net income	$28,706,509	$24,621,541
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of capital equipment	(46,043)	148,643
Depreciation and amortization	8,103,361	7,354,196
Deferred income taxes and long-term liabilities	(1,253,864)	356,375
Noncash compensation related to stock plans	1,092,023	215,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(37,814,247)	(36,424,335)
Inventories	(1,922,429)	(9,356,644)
Trade accounts payable	4,121,488	3,482,810
Income taxes payable	6,435,623	3,528,063
Accrued profit sharing trust contributions	(2,167,787)	(1,995,496)
Accrued cash profit sharing and commissions	4,604,020	6,604,869
Other current assets	(1,222,222)	(1,247,505)
Accrued liabilities	1,100,611	434,584
Accrued workers’ compensation	305,000	440,000
Other noncurrent assets	(558,763)	(388,619)
Total adjustments	(19,223,229)	(26,848,059)

Net cash provided by (used in) operating activities	9,483,280	(2,226,518)

Cash flows from investing activities
Capital expenditures	(12,757,030)	(11,552,746)
Asset acquisitions, net of cash acquired	(8,863,170)	(1,492)
Proceeds from sale of equipment	65,027	63,688
Purchases of available-for-sale investments	(12,237,702)	—
Sales of available-for-sale investments	9,950,000	—
Net cash used in investing activities	(23,842,875)	(11,490,550)

Cash flows from financing activities
Issuance of debt	1,363,129	1,841,207
Repayment of debt	(1,325,650)	(712,002)
Issuance of common stock	1,266,769	2,091,871
Net cash provided by financing activities	1,304,248	3,221,076

Effect of exchange rate changes on cash	(320,230)	223,620

Net decrease in cash and cash equivalents	(13,375,577)	(10,272,372)
Cash and cash equivalents at beginning of period	103,318,056	95,871,950
Cash and cash equivalents at end of period	$89,942,479	$85,599,578

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

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

Three Months Ended June 30, 2003

Three Months Ended June 30, 2002

Per

Per

	Income	Shares	Share	Income	Shares	Share

Basic EPS

Income available to common stockholders	$17,681,608	24,604,164	$0.72	$14,891,601	24,465,340	0.61

Effect of Dilutive Securities
Stock options	—	353,248	(0.01)	—	344,040	(0.01)

Diluted EPS
Income available to common stockholders	$17,681,608	24,957,412	$0.71	$14,891,601	24,809,380	$0.60

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002

Per

Per

	Income	Shares	Share	Income	Shares	Share

Basic EPS

Income available to common stockholders	$28,706,509	24,592,820	$1.17	$24,621,541	24,417,648	1.01

Effect of Dilutive Securities
Stock options	—	343,518	(0.02)	—	346,034	(0.02)

Diluted EPS
Income available to common stockholders	$28,706,509	24,936,338	$1.15	$24,621,541	24,763,682	$0.99

There were no stock options included in the dilutive securities in the tables above whose effect would be anti-dilutive in nature.

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

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation.

The Company has adopted SFAS No. 148 and SFAS No. 123 and has used the prospective method of applying SFAS No. 123 for the transition. For stock options that have been granted prior to January 1, 2003, the Company will continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equaled or exceeded the market price on the date of grant for options issued by the Company, no compensation expense has been recognized for stock options granted prior to January 1, 2003. For the three and six months ended June 30, 2003, the Company has recognized an after-tax expense of approximately $227,000 and $479,000, respectively.

Had compensation cost for the Company’s stock options for all grants been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income, as reported	$17,681,608	$14,891,601	$28,706,509	$24,621,541
Deduct total stock-based employee compensation expense determined under the fair value method for all awards granted prior to January 1, 2003, net of related tax effects	93,274	151,482	186,549	302,965
Pro forma	$17,588,334	$14,740,119	$28,519,960	$24,318,576

Earnings per share
Basic, as reported	0.72	0.61	1.17	1.01
Basic, pro forma	0.71	0.60	1.16	1.00

Diluted, as reported	0.71	0.60	1.15	0.99
Diluted, pro forma	0.70	0.59	1.14	0.98

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

2.             Trade Accounts Receivable, net

Trade accounts receivable consist of the following:

	At June 30,		At December 31,
	2003	2002	2002

Trade accounts receivable	$97,961,040	$82,180,688	$57,441,613
Allowance for doubtful accounts	(2,270,983)	(1,602,359)	(1,741,321)
Allowance for sales discounts	(990,196)	(828,799)	(386,407)
	$94,699,861	$79,749,530	$55,313,885

3.             Inventories

The components of inventories consist of the following:

	At June 30,		At December 31,
	2003	2002	2002

Raw materials	$31,870,625	$32,972,814	$30,684,411
In-process products	14,461,112	13,770,946	13,169,570
Finished products	50,673,237	46,178,723	49,225,639
	$97,004,974	$92,922,483	$93,079,620

4.             Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	At June 30,		At December 31,
	2003	2002	2002

Land	$13,122,771	$10,568,675	$12,366,824
Buildings and site improvements	55,153,402	38,328,658	54,108,232
Leasehold improvements	5,885,042	5,823,592	5,833,165
Machinery and equipment	122,101,089	103,242,362	112,767,419
	196,262,304	157,963,287	185,075,640
Less accumulated depreciation and amortization	(101,569,556)	(87,166,121)	(92,943,166)
	94,692,748	70,797,166	92,132,474
Capital projects in progress	9,768,976	16,358,734	5,264,134
	$104,461,724	$87,155,900	$97,396,608

5.             Investments

As of June 30, 2003, the Company held a 35.0% investment in Keymark Enterprises, LLC (“Keymark”), for which it accounts using the equity method. The Company believes that the carrying value of its investment in Keymark exceeds its fair value and therefore has written down the value of its investment to zero.

Available-for-Sale Investments

The Company’s investments in all debt securities are classified as either cash and cash equivalents or available-for-sale investments. As of June 30, 2003, the Company’s investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt investments
Municipal bonds	$17,441,312	$41,251	$12,633	$17,469,930
Commercial paper	6,622,816	—	—	6,622,816
Total debt investments	24,064,128	41,251	12,633	24,092,746
Money market instruments and funds	1,182,578	—	—	1,182,578
	$25,246,706	$41,251	$12,633	$25,275,324

Of the total estimated fair value, $5,309,504 was classified as cash equivalents and $19,965,820 was classified as short-term investments.

As of June 30, 2003, contractual maturities of the Company’s available-for-sale investments were as follows:

	Amortized Cost	Estimated Fair Value

Amounts maturing in less than 1 year	$7,473,112	$7,468,996
Amounts maturing in 1 – 5 years	5,035,690	5,056,546
Amounts maturing in 5 – 10 years	1,427,873	1,440,278
Amounts maturing after 10 years	6,000,000	6,000,000
	$19,936,675	$19,965,820

During the three and six months ended June 30, 2003, there were realized gains of $3,497 and $2,129, respectively, related to the sale of available-for-sale investments.

6.             Debt

Outstanding debt at June 30, 2003 and 2002, and December 31, 2002, and the available credit at June 30, 2003, consisted of the following:

	Available	Debt Outstanding

Credit at

at

at

	June 30,	June 30,		December 31,
	2003	2003	2002	2002

Revolving line of credit, interest at bank’s reference rate less 0.50% (at June 30, 2003, the bank’s reference rate less 0.50% was 3.50%), expires November 2004	$11,879,402	$—	$—	$—

Revolving term commitment, interest at bank’s prime rate less 0.50% (at June 30, 2003, the bank’s prime rate less 0.50% was 3.50%), expires June 2005	8,213,673	—	—	—

Revolving line of credit, interest at the bank’s base rate plus 2% (at June 30, 2003, the bank’s base rate plus 2% was 5.50%), expires September 2003	412,174	—	—	—

Revolving line of credit, interest at 5.75%, expires June 2004	3,275,265	1,004,684	2,075,000	530,515

Term loan, interest at LIBOR plus 1.375% (at June 30, 2003, LIBOR plus 1.375% was 2.685%), expires May 2008	—	1,500,000	1,800,000	1,650,000

Term loans, interest rates between 4.00% and 6.23%, expirations between 2006 and 2018	—	4,786,249	4,522,911	4,557,101

Standby letter of credit facilities	2,906,925	—	—	—
	26,687,439	7,290,933	8,397,911	6,737,616
Less current portion	—	(1,977,686)	(2,955,105)	(1,257,782)
		$5,313,247	$5,442,806	$5,479,834
Standby letters of credit issued and outstanding	(2,906,925)
	$23,780,514

As of June 30, 2003, the Company had three outstanding standby letters of credit. Two of these letters of credit, in the aggregate amount of $2,132,038, are used to support the Company’s self-insured workers’ compensation insurance requirements. The other one, in the amount of $774,887 is used to guarantee performance on the Company’s leased facility in the United Kingdom. The Company has qualified for full participation in the Self-insurers’ Security Fund Alternative Deposit program, and as of July 2003, will no longer be required to maintain letters of credit for its self-insured workers’ compensation plans.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Sales

Connector products	$129,435,000	$108,609,000	$229,823,000	$195,234,000
Venting products	17,026,000	15,541,000	33,094,000	31,288,000
Total	$146,461,000	$124,150,000	$262,917,000	$226,522,000

Income from Operations

Connector products	$26,855,000	$23,232,000	$43,587,000	$37,955,000
Venting products	1,998,000	1,829,000	4,196,000	3,481,000
All other	53,000	(266,000)	(392,000)	(471,000)
Total	$28,906,000	$24,795,000	$47,391,000	$40,965,000

			At
	At June 30,		December 31,
	2003	2002	2002
Total Assets

Connector products	$278,295,000	$224,996,000	$228,601,000
Venting products	48,515,000	47,064,000	39,723,000
All other	119,119,000	102,102,000	128,077,000
Total	$445,929,000	$374,162,000	$396,401,000

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of the segment entitled “All other.” Cash and cash equivalent and short-term investment balances in the “All other” segment were approximately $108,217,000, $83,767,000 and $118,948,000 as of June 30, 2003 and 2002, and December 31, 2002, respectively.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and six months ended June 30, 2003 and 2002. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended June 30, 2003, Compared

with the Three Months Ended June 30, 2002

In the second quarter of 2003, sales growth occurred throughout North America and Europe. The growth in the United States was strongest in the southern and northeastern regions. Simpson Strong-Tie’s second quarter sales increased 19.2% over the same quarter last year, while Simpson Dura-Vent’s sales increased 9.6%. Lumber dealers, homecenters and contractor distributors were the fastest growing Simpson Strong-Tie connector sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Simpson Strong-Tie’s engineered wood products and seismic and high wind related products had the highest percentage growth rates in sales. Sales of Simpson Dura-Vent’s Direct-Vent and gas vent products increased compared to the second quarter of 2002 while sales of its pellet vent and chimney product lines were flat. The customer that had informed Simpson Dura-Vent last year that it planned to supply certain venting products from internal sources is expected to continue buying these products from Simpson Dura-Vent through the third quarter of 2003. Sales of the affected products to this customer decreased slightly in the first half of 2003 as compared to the first half of 2002.

Income from operations increased 16.6% from $24,795,028 in the second quarter of 2002 to $28,906,286 in the second quarter of 2003 and gross margins were unchanged at 41.6%. Selling expenses increased 11.2% from $11,133,905 in the second quarter of 2002 to $12,383,934 in the second quarter of 2003, primarily due to increased costs associated with the addition of sales personnel and advertising and promotional activities. General and administrative expenses increased 24.8% from $15,711,585 in the second quarter of 2002 to $19,601,051 in the second quarter of 2003. This increase was primarily due to increased cash profit sharing, as a result of higher operating income, and higher bad debt expense including the reversal of the allowance for doubtful accounts in 2002 related to a significant customer. The increase was also partially due to the recognition of stock option expenses in accordance with recently adopted accounting standards. The tax rate was 39.1% in the second quarter of 2003, down from 40.5% in the second quarter of 2002. The decrease was primarily due to tax credits for research and development and manufacturing investment related to the expansion of the Company’s facilities in Stockton, California.

Results of Operations for the Six Months Ended June 30, 2003, Compared

with the Six Months Ended June 30, 2002

In the first half of 2003, sales growth occurred throughout North America and Europe. The growth in the United States was strongest in the southern and western regions. Simpson Strong-Tie’s first half sales increased 17.7% over the same period last year, while Simpson Dura-Vent’s sales increased 5.8%. Lumber dealers, homecenters and contractor distributors were the fastest growing Simpson Strong-Tie connector sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Simpson Strong-Tie’s engineered wood products and seismic and high wind related products had the highest percentage growth rates in sales. Sales of Simpson Dura-Vent’s Direct-Vent and gas vent products increased compared to the first half of 2002 while sales of its pellet vent and chimney product lines decreased.

Income from operations increased 15.7% from $40,964,841 in the first half of 2002 to $47,391,431 in the first half of 2003 and gross margins increased from 40.1% in the first half of 2002 to 40.5% in the first half of 2003. The increase in gross margins was primarily due to improved absorption of fixed overhead costs offset somewhat by increased material costs. Selling expenses increased 10.4% from $21,663,264 in the first half of 2002 to $23,910,643 in the first half of 2003, primarily due to increased costs associated with the addition of sales personnel and advertising and promotional activities. General and administrative expenses increased 24.8% from $28,205,969 in the first half of 2002 to $35,199,776 in the first half of 2003. This increase was primarily due to increased cash profit sharing, as a result of higher operating income, and higher bad debt expense including the reversal of the allowance for doubtful accounts in 2002 related to a significant customer. The increase was also partially due to the recognition of stock option expenses in accordance with recently adopted accounting standards and increased professional fees.  The tax rate was 39.7% in the first half of 2003, down from 40.6% in the first half of 2002. The decrease was primarily due to tax credits for research and development and manufacturing investment related to the expansion of the Company’s facilities in Stockton, California.

In May 2003, the Company’s subsidiary, Simpson Strong-Tie Canada, Limited, completed the purchase of 100% of the equity of MGA Construction Hardware & Steel Fabricating Limited and MGA Connectors Limited (collectively “MGA”), both Canadian federal corporations, for approximately USD $9.8 million in cash. MGA manufactures and distributes throughout Canada and portions of the United States a quality line of connectors used in construction. This purchase did not have a material effect on the Company’s results of operations for the three and six months ended June 30, 2003.

The Company continues to face uncertain market conditions, tariffs and other factors that may influence the cost of steel and other raw materials. The Company might not be able to increase its product prices in amounts that correspond to increases in raw material prices without materially and adversely affecting its sales and profits.

Liquidity and Sources of Capital

As of June 30, 2003, working capital was $256.2 million as compared to $217.8 million at June 30, 2002, and $238.3 million at December 31, 2002. The increase in working capital from December 31, 2002, was primarily due to the increase in the Company’s trade accounts receivable of approximately $39.4 million, resulting from higher sales levels and the effect of seasonal buying programs, increases in inventories and short-term investments of approximately $3.9 million and $2.3 million, respectively, and a decrease in accrued profit sharing trust contributions of approximately $2.1 million. Offsetting these factors was a decrease in cash and cash equivalents of approximately $13.4 million and increases in accounts payable, income taxes payable and accrued cash profit sharing and commissions totaling approximately $14.4 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change and changes in noncurrent assets and liabilities, combined with net income and noncash expenses, including depreciation, amortization and stock compensation charges, totaling approximately $37.9 million, resulted in net cash provided by operating activities of approximately $9.5 million. As of June 30, 2003, the Company had unused credit facilities available of approximately $23.8 million.

The Company used approximately $23.8 million in its investing activities of which approximately $12.8 million was used for capital expenditures. Approximately $5.1 million of the capital expenditures comprised real estate and related purchases, primarily for the expansion of its manufacturing facilities in Stockton, California, and for additional land in McKinney, Texas. Approximately $8.9 million in cash, net of cash acquired, was used to purchase the equity of MGA. In addition, a net amount of approximately $2.3 million was invested in short-term securities.

The Company’s financing activities provided net cash of approximately $1.3 million, primarily from the issuance of the Company’s stock through its stock option and bonus plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s short-term investments consisted of debt securities of approximately $20.0 million as of June 30, 2003. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2003, the decline in the fair value of the investments would not be material.

The Company has foreign exchange rate risk in its international operations and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rates were to change by 10% in a substantial part of the Company’s non-U.S. operations, the change in the value of the assets and liabilities could be materially adverse to its operations taken as a whole.

Item 4. Controls and Procedures.

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date. No significant changes in the Company’s internal controls or other factors have occurred that could significantly affect controls subsequent to that date.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a.                                       Exhibits.

10.         MGA Group Share Purchase Agreement, dated May 9, 2003, between Michael Petrovic, MPCO Holdings Inc., George Shahnazarian, GSHAH Inc., Armen Jeknavorian, JOREK Holdings Inc., and Marvin Wight and Simpson Strong-Tie Canada, Limited.

11.         Statements re computation of earnings per share.

31.         Rule 13a-14(a)/15d-14(a) Certifications.

32.         Section 1350 Certifications.

b.                                      Reports on Form 8-K

Report on Form 8-K, dated April 17, 2003, reporting under item 9 the Company’s announcement of its first quarter 2003 earnings.

Report on Form 8-K, dated May 20, 2003, reporting under item 5 that the Company purchased a Canadian connector company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 8, 2003	By	/s/ Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
(principal accounting and financial officer)