Form 10-Q
period 2003-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2003-11-06
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended: September 30, 2003

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

Yes      ☒      No      ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☒      No      ☐

The number of shares of the Registrant’s Common Stock outstanding as of September 30, 2003:  24,702,587

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,		December 31, 2002
	(Unaudited)
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$116,665,851	$115,069,989	$103,318,056
Short-term investments	24,449,420	—	17,683,611
Trade accounts receivable, net	87,150,342	71,797,232	55,313,885
Inventories	95,059,967	88,959,586	93,079,620
Deferred income taxes	8,061,609	6,625,743	7,276,642
Other current assets	3,355,797	2,616,335	3,342,423
Total current assets	334,742,986	285,068,885	280,014,237

Property, plant and equipment, net	104,808,790	89,914,143	97,396,608
Other noncurrent assets	28,583,484	19,342,440	18,990,220
Total assets	$468,135,260	$394,325,468	$396,401,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$1,922,860	$1,469,176	$1,257,782
Trade accounts payable	20,974,311	19,973,306	14,217,487
Accrued liabilities	15,928,743	12,767,352	13,267,373
Income taxes payable	1,098,324	3,191,231	—
Accrued profit sharing trust contributions	4,406,011	4,033,943	5,138,579
Accrued cash profit sharing and commissions	11,205,893	10,156,014	6,170,500
Accrued workers’ compensation	2,123,764	1,685,764	1,685,764
Total current liabilities	57,659,906	53,276,786	41,737,485

Long-term debt, net of current portion	5,320,972	5,360,514	5,479,834
Total liabilities	62,980,878	58,637,300	47,217,319

Commitments and contingencies (Notes 6 and 7)

Stockholders’ equity
Common stock	56,069,754	50,543,672	51,521,634
Retained earnings	344,617,811	286,756,348	297,353,812
Accumulated other comprehensive income	4,466,817	(1,611,852)	308,300
Total stockholders’ equity	405,154,382	335,688,168	349,183,746
Total liabilities and stockholders’ equity	$468,135,260	$394,325,468	$396,401,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net sales	$151,892,152	$130,292,752	$414,809,124	$356,814,317
Cost of sales	91,569,063	74,596,873	247,984,184	210,284,364
Gross profit	60,323,089	55,695,879	166,824,940	146,529,953

Operating expenses:
Selling	12,375,801	10,510,011	36,286,443	32,173,275
General and administrative	18,719,477	17,718,054	53,919,254	45,924,023
	31,095,278	28,228,065	90,205,697	78,097,298

Income from operations	29,227,811	27,467,814	76,619,243	68,432,655

Interest income, net	440,887	218,579	677,644	693,310

Income before income taxes	29,668,698	27,686,393	77,296,887	69,125,965

Provision for income taxes	11,111,208	10,971,251	30,032,888	27,789,282

Net income	$18,557,490	$16,715,142	$47,263,999	$41,336,683

Net income per common share
Basic	$0.75	$0.68	$1.92	$1.69
Diluted	$0.74	$0.67	$1.89	$1.67

Number of shares outstanding
Basic	24,677,648	24,500,445	24,621,404	24,445,550
Diluted	25,123,587	24,811,435	25,013,987	24,782,141

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income	$18,557,490	$16,715,142	$47,263,999	$41,336,683

Other comprehensive income, net of tax:
Foreign currency translation adjustments	719,293	(287,639)	4,172,192	2,559,617
Change in net unrealized gains on available-for-sale investments	(8,182)	—	(13,676)	—

Comprehensive income	$19,268,601	$16,427,503	$51,422,515	$43,896,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities
Net income	$47,263,999	$41,336,683
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of capital equipment	(59,504)	127,073
Depreciation and amortization	12,495,918	11,232,051
Deferred income taxes and long-term liabilities	(1,348,017)	(230,060)
Noncash compensation related to stock plans	1,634,418	347,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(30,117,555)	(28,500,946)
Inventories	210,049	(5,587,617)
Trade accounts payable	5,455,724	3,849,286
Income taxes payable	3,482,299	3,668,693
Accrued profit sharing trust contributions	(778,960)	(682,892)
Accrued cash profit sharing and commissions	5,028,940	8,168,021
Other current assets	(1,086,685)	(290,115)
Accrued liabilities	1,973,905	2,327,134
Accrued workers’ compensation	438,000	440,000
Other noncurrent assets	(210,585)	(1,003,502)
Total adjustments	(2,882,053)	(6,135,874)

Net cash provided by operating activities	44,381,946	35,200,809

Cash flows from investing activities
Capital expenditures	(16,946,210)	(18,328,034)
Asset acquisitions, net of cash acquired	(9,521,685)	(1,506)
Proceeds from sale of equipment	78,865	84,048
Purchases of available-for-sale investments	(23,529,485)	—
Sales of available-for-sale investments	16,750,000	—
Net cash used in investing activities	(33,168,515)	(18,245,492)

Cash flows from financing activities
Issuance of debt	1,415,659	2,013,899
Repayment of debt	(1,482,468)	(2,313,052)
Issuance of common stock	2,286,150	2,345,042
Net cash provided by financing activities	2,219,341	2,045,889

Effect of exchange rate changes on cash	(84,977)	196,833

Net increase in cash and cash equivalents	13,347,795	19,198,039
Cash and cash equivalents at beginning of period	103,318,056	95,871,950
Cash and cash equivalents at end of period	$116,665,851	$115,069,989

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

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS

Income available to common stockholders	$18,557,490	24,677,648	$0.75	$16,715,142	24,500,445	0.68

Effect of Dilutive Securities
Stock options	—	445,939	(0.01)	—	310,990	(0.01)

Diluted EPS
Income available to common stockholders	$18,557,490	25,123,587	$0.74	$16,715,142	24,811,435	$0.67

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS

Income available to common stockholders	$47,263,999	24,621,404	$1.92	$41,336,683	24,445,550	1.69

Effect of Dilutive Securities
Stock options	—	392,583	(0.03)	—	336,591	(0.02)

Diluted EPS
Income available to common stockholders	$47,263,999	25,013,987	$1.89	$41,336,683	24,782,141	$1.67

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

The Company has adopted SFAS No. 148 and SFAS No. 123 and has used the prospective method of applying SFAS No. 123 for the transition. For stock options that have been granted prior to January 1, 2003, the Company will continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equaled or exceeded the market price on the date of grant for options issued by the Company, no compensation expense has been recognized for stock options granted prior to January 1, 2003. For the three and nine months ended September 30, 2003, the Company has recognized an after-tax expense of approximately $232,000 and $712,000, respectively.

Had compensation cost for the Company’s stock options for all grants been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income, as reported	$18,557,490	$16,715,142	$47,263,999	$41,336,683
Deduct total stock-based employee compensation expense determined under the fair value method for all awards granted prior to January 1, 2003, net of related tax effects	93,274	151,482	279,823	454,447
Pro forma	$18,464,216	$16,563,660	$46,984,176	$40,882,236

Earnings per share
Basic, as reported	$0.75	$0.68	$1.92	$1.69
Basic, pro forma	0.75	0.68	1.91	1.67

Diluted, as reported	0.74	0.67	1.89	1.67
Diluted, pro forma	0.73	0.67	1.88	1.65

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2003 presentation with no effect on net income or retained earnings as previously reported.

2.                                       Trade Accounts Receivable, net

Trade accounts receivable consist of the following:

	At September 30,		At December 31, 2002
	2003	2002

Trade accounts receivable	$89,583,137	$74,299,392	$57,441,613
Allowance for doubtful accounts	(1,790,363)	(1,959,930)	(1,741,321)
Allowance for sales discounts	(642,432)	(542,230)	(386,407)
	$87,150,342	$71,797,232	$55,313,885

3.                                       Inventories

The components of inventories consist of the following:

	At September 30,		At December 31, 2002
	2003	2002

Raw materials	$32,056,747	$29,765,418	$30,684,411
In-process products	14,849,626	13,405,892	13,169,570
Finished products	48,153,594	45,788,276	49,225,639
	$95,059,967	$88,959,586	$93,079,620

4.                                       Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	At September 30,		At December 31, 2002
	2003	2002

Land	$13,124,355	$10,557,676	$12,366,824
Buildings and site improvements	55,296,943	38,243,246	54,108,232
Leasehold improvements	5,891,470	5,822,946	5,833,165
Machinery and equipment	124,726,769	103,216,776	112,767,419
	199,039,537	157,840,644	185,075,640
Less accumulated depreciation and amortization	(105,961,155)	(90,405,546)	(92,943,166)
	93,078,382	67,435,098	92,132,474
Capital projects in progress	11,730,408	22,479,045	5,264,134
	$104,808,790	$89,914,143	$97,396,608

5.                                       Investments

As of September 30, 2003, the Company held a 35.0% investment in Keymark Enterprises, LLC (“Keymark”), for which it accounts using the equity method. The Company believes that the carrying value of its investment in Keymark exceeds its fair value and therefore has written down the value of its investment to zero.

Available-for-Sale Investments

The Company’s investments in all debt securities are classified as either cash and cash equivalents or available-for-sale investments. As of September 30, 2003, the Company’s investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt investments
Municipal bonds	$22,206,727	$37,753	$17,317	$22,227,163
Commercial paper	3,122,257	—	—	3,122,257
Total debt investments	25,328,984	37,753	17,317	25,349,420
Money market instruments and funds	(4,406)	—	—	(4,406)
	$25,324,578	$37,753	$17,317	$25,345,014

Of the total estimated fair value, $900,000 was classified as cash equivalents and $24,449,420 was classified as short-term investments.

As of September 30, 2003, contractual maturities of the Company’s available-for-sale investments were as follows:

	Amortized Cost	Estimated Fair Value

Amounts maturing in less than 1 year	$8,975,975	$9,053,160
Amounts maturing in 1 – 5 years	4,527,352	4,626,587
Amounts maturing in 5 – 10 years	2,114,529	2,165,069
Amounts maturing after 10 years	8,600,000	8,604,604
	$24,217,856	$24,449,420

During the nine months ended September 30, 2003, there were realized gains of $2,129 related to the sale of available-for-sale investments.

6.                                       Debt

Outstanding debt at September 30, 2003 and 2002, and December 31, 2002, and the available credit at September 30, 2003, consisted of the following:

	Available Credit at September 30, 2003	Debt Outstanding
		at September 30,		at December 31, 2002
		2003	2002

Revolving line of credit, interest at bank’s reference rate less 0.50% (at September 30, 2003, the bank’s reference rate less 0.50% was 3.50%), expires November 2004	$13,016,836	$—	$—	$—

Revolving term commitment, interest at bank’s prime rate less 0.50% (at September 30, 2003, the bank’s prime rate less 0.50% was 3.50%), expires June 2005	9,200,000	—	—	—

Revolving line of credit, interest at the bank’s base rate plus 2% (at September 30, 2003, the bank’s base rate plus 2% was 5.50%), expires September 2004	416,577	—	—	—

Revolving line of credit, interest at 5.75%, expires June 2004	3,288,910	1,050,604	500,000	530,515

Term loan, interest at LIBOR plus 1.375% (at September 30, 2003, LIBOR plus 1.375% was 2.485%), expires May 2008	—	1,500,000	1,800,000	1,650,000

Term loans, interest rates between 4.00% and 6.23%, expirations between 2006 and 2018	—	4,693,228	4,529,690	4,557,101

Standby letter of credit facilities	783,164	—	—	—
	26,705,487	7,243,832	6,829,690	6,737,616
Less current portion		(1,922,860)	(1,469,176)	(1,257,782)
		$5,320,972	$5,360,514	$5,479,834
Standby letters of credit issued and outstanding	(783,164)
	$25,922,323

As of September 30, 2003, the Company had one outstanding standby letter of credit in the amount of $783,164 to guarantee performance on the Company’s leased facility in the United Kingdom.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Sales

Connector products	$133,563,000	$112,636,000	$363,386,000	$307,869,000
Venting products	18,329,000	17,657,000	51,423,000	48,945,000
Total	$151,892,000	$130,293,000	$414,809,000	$356,814,000

Income from Operations

Connector products	$26,277,000	$24,961,000	$69,864,000	$62,824,000
Venting products	2,723,000	2,786,000	6,918,000	6,280,000
All other	228,000	(279,000)	(163,000)	(671,000)
Total	$29,228,000	$27,468,000	$76,619,000	$68,433,000

			At December 31, 2002
	At September 30,
	2003	2002
Total Assets

Connector products	$278,862,000	$230,783,000	$228,601,000
Venting products	41,728,000	44,164,000	39,723,000
All other	147,545,000	119,378,000	128,077,000
Total	$468,135,000	$394,325,000	$396,401,000

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of the segment entitled “All other.” Cash and cash equivalent and short-term investment balances in the “All other” segment were approximately $137,218,000, $110,361,000 and $118,948,000 as of September 30, 2003 and 2002, and December 31, 2002, respectively.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and nine months ended September 30, 2003 and 2002. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended September 30, 2003, Compared
with the Three Months Ended September 30, 2002

In the third quarter of 2003, sales growth occurred throughout North America and Europe. The growth in the United States was strongest in the southern and northeastern regions. Simpson Strong-Tie’s third quarter sales increased 18.6% over the same quarter last year, while Simpson Dura-Vent’s sales increased 3.8%. Lumber dealers and contractor distributors were the fastest growing Simpson Strong-Tie connector sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Simpson Strong-Tie’s Anchor Systems, engineered wood products and seismic and high wind related products had the highest percentage growth rates in sales. Sales of Simpson Dura-Vent’s gas vent, chimney and pellet vent products increased compared to the third quarter of 2002, while sales of its Direct-Vent product line decreased primarily as a result of the loss of the customer who began to supply these products from internal sources. The timing of the loss of this customer was expected and previously disclosed.

Income from operations increased 6.4% from $27,467,814 in the third quarter of 2002 to $29,227,811 in the third quarter of 2003 and gross margins decreased from 42.7% in the third quarter of 2002 to 39.7% in the third quarter of 2003. This decrease was primarily due to an increase in material costs as well as increased overhead. Selling expenses increased 17.8% from $10,510,011 in the third quarter of 2002 to $12,375,801 in the third quarter of 2003, primarily due to increased costs associated with the addition of sales personnel, including those related to the acquisition of MGA Construction Hardware & Steel Fabricating Limited and MGA Connectors Limited (collectively, “MGA”) in May 2003, and increased promotional activities. General and administrative expenses increased 5.7% from $17,718,054 in the third quarter of 2002 to $18,719,477 in the third quarter of 2003. This increase was primarily due to increased cash profit sharing, as a result of higher operating income, the recognition of stock option expenses in accordance with recently adopted accounting standards and increased cost associated with the addition of administrative employees, including those related to the acquisition of MGA. Partially offsetting the increase was a decrease in the bad debt expense related to the collection of previously reserved trade accounts receivable. The tax rate was 37.5% in the third quarter of 2003, down from 39.6% in the third quarter of 2002. The decrease was primarily due to tax credits for research and development and manufacturing investment in an enterprise zone related to the expansion of the Company’s facilities in Stockton, California.

Results of Operations for the Nine Months Ended September 30, 2003, Compared

with the Nine Months Ended September 30, 2002

In the first nine months of 2003, sales growth occurred throughout North America and Europe. The growth in the United States was strongest in the southern and western regions. Simpson Strong-Tie’s first nine months sales increased 18.0% over the same period last year, while Simpson Dura-Vent’s sales increased 5.1%. Lumber dealers, contractor distributors and homecenters were the fastest growing Simpson Strong-Tie connector sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Simpson Strong-Tie’s engineered wood products, Anchor Systems and seismic and high wind related products had the highest percentage growth rates in sales. Sales of Simpson Dura-Vent’s gas vent and chimney products increased compared to the first nine months of 2002, while sales of its pellet vent products decreased.

Income from operations increased 12.0% from $68,432,655 in the first nine months of 2002 to $76,619,243 in the first nine months of 2003 and gross margins decreased from 41.1% in the first nine months of 2002 to 40.2% in the first nine months of 2003. The decrease in gross margins was primarily due to increased material costs. Selling expenses increased 12.8% from $32,173,275 in the first nine months of 2002 to $36,286,443 in the first nine months of 2003, primarily due to increased costs associated with the addition of sales personnel, including those related to the acquisition of MGA, and promotional activities. General and administrative expenses increased 17.4% from $45,924,023 in the first nine months of 2002 to $53,919,254 in the first nine months of 2003. This increase was primarily due to increased cash profit sharing, as a result of higher operating income, higher bad debt expense after consideration of the reversal of the allowance for doubtful accounts in 2002 related to a significant customer. The increase was also partially due to the recognition of stock option expenses in accordance with recently adopted accounting standards, increased professional fees and increased cost associated with the addition of administrative employees, including those related to the acquisition of MGA. The tax rate was 38.9% in the first nine months of 2003, down from 40.2% in the first nine months of 2002. The decrease was primarily due to tax credits for research and development and manufacturing investment in an enterprise zone related to the expansion of the Company’s facilities in Stockton, California.

In August 2003, the Company reported that Donald M. Townsend, President and Chief Executive Officer of its subsidiary, Simpson Dura-Vent Company, Inc., had announced his intention to retire. Mr. Townsend will remain in his position into January 2004. The Company has named Stephen P. Eberhard as Mr. Townsend’s successor. Mr. Eberhard has been employed by the Company since 1983, most recently as its Vice President of Information Technology.

The Company continues to face uncertain market conditions, tariffs and other factors that may influence the cost of steel and other raw materials. The Company might not be able to increase its product prices in amounts that correspond to increases in raw material prices without materially and adversely affecting its sales and profits. The Company is also facing significant competition in some of its markets which may lead to a reduction in market share and its ability to maintain its pricing levels.

Liquidity and Sources of Capital

As of September 30, 2003, working capital was $277.1 million as compared to $231.8 million at September 30, 2002, and $238.3 million at December 31, 2002. The increase in working capital from December 31, 2002, was primarily due to the increase in the Company’s trade accounts receivable of approximately $31.8 million, resulting from higher sales levels, and increases in cash and cash equivalents and short-term investments, totaling $20.1 million, and an increase in inventories of approximately $2.0 million. Offsetting these factors were increases in trade accounts payable, accrued cash profit sharing and commissions, accrued liabilities and income taxes payable totaling approximately $15.6 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change and changes in noncurrent assets and liabilities, combined with net income and noncash expenses, including depreciation, amortization and stock compensation charges, totaling approximately $61.4 million, resulted in net cash provided by operating activities of approximately $44.4 million. As of September 30, 2003, the Company had unused credit facilities available of approximately $25.9 million.

The Company used approximately $33.2 million in its investing activities of which approximately $16.9 million was used for capital expenditures. Approximately $7.7 million of the capital expenditures comprised real estate and related purchases, primarily for the expansion of its manufacturing facilities in Stockton, California, and for additional land in McKinney, Texas. Approximately $9.5 million in cash, net of cash acquired, was used to purchase the equity of MGA. In addition, a net amount of approximately $6.8 million was invested in short-term securities.

The Company’s financing activities provided net cash of approximately $2.2 million, primarily from the issuance of the Company’s stock through its stock option and bonus plans.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements will be sufficient for the Company’s working capital needs and planned capital expenditures through the remainder of 2003 and into 2004. Depending on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing.

The Company believes that the effect of inflation on the Company has not been material in recent years, as inflation rates have remained relatively low.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s short-term investments consisted of debt securities of approximately $24.4 million as of September 30, 2003. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase immediately and uniformly by 10% or less from levels as of September 30, 2003, the decline in the fair value of the investments would not be material.

The Company has foreign exchange rate risk in its international operations and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rates were to change by 10% or more in a substantial part of the Company’s non-U.S. operations, the change in the value of the assets and liabilities could be materially adverse to its operations taken as a whole.

Item 4. Controls and Procedures.

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date. No significant changes in the Company’s internal controls or other factors have occurred that could significantly affect controls subsequent to that date.

PART II – OTHER INFORMATION

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

31.         Rule 13a-14(a)/15d-14(a) Certifications.

32.         Section 1350 Certifications.

b.                                      Reports on Form 8-K

Report on Form 8-K, dated July 17, 2003, reporting under item 9 the Company’s announcement of its second quarter 2003 earnings.

Report on Form 8-K, dated August 5, 2003, reporting under item 5 the retirement of the Company’s subsidiary, Simpson Dura-Vent Company, Inc., Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 6, 2003	By	/s/Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
(principal accounting and financial officer)