Form 10-K
period 2003-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2004-02-27
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2003

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

       Yes    ☒      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of June 30, 2003, there were outstanding 24,638,087 shares of the registrant’s common stock, par value $0.01, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2003) was approximately $666,763,062. As of February 9, 2004, 24,269,290 shares of the registrant’s common stock were outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

       Yes    ☒    No    ☐

Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 7, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

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

PART I

Item 1. Business.

Background

Simpson Manufacturing Co., Inc. (the “Company”), through its subsidiary, Simpson Strong-Tie Company Inc. (“Simpson Strong-Tie” or “SST”), designs, engineers and is a leading manufacturer of wood-to-wood, wood-to-concrete and wood-to-masonry connectors and pre-fabricated shearwalls. SST also offers a full line of adhesives, mechanical anchors and powder actuated tools for concrete, masonry and steel. The Company’s subsidiary, Simpson Dura-Vent Company, Inc. (“Simpson Dura-Vent” or “SDV”), designs, engineers and manufactures venting systems for gas, wood, oil and pellet burning appliances. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself (“DIY”) markets. The Company believes that SST benefits from strong brand name recognition among architects and engineers who frequently specify in building plans the use of SST products, and that SDV benefits from strong brand name recognition among contractors, dealers, distributors and SDV’s relationships with original equipment manufacturers (“OEMs”) to which SDV markets its products. The Company has continuously manufactured structural connectors since 1956. See Note 14 to the Company’s Consolidated Financial Statements for information regarding the net sales, income from operations, depreciation and amortization, capital expenditures and acquisitions and total assets for the Company’s two primary segments.

Connectors produced by Simpson Strong-Tie typically are steel devices that are used to strengthen, support and connect joints in residential and commercial construction and DIY projects. SST’s Anchor Systems product line is included in the connector product segment. SST’s connector products enhance the safety and durability of the structures in which they are installed and can save time and labor costs for the contractor. SST’s connector products contribute to structural integrity and resistance to seismic, wind and other forces. Applications range from commercial and residential building, to deck construction, to DIY projects. SST produces and markets over 5,000 standard and custom products.

Simpson Dura-Vent’s venting systems are used to vent gas furnaces and water heaters, gas fireplaces and stoves, wood and oil burning appliances and pellet stoves. SDV’s metal vents, chimneys and chimney liner systems exhaust the products of combustion to the exterior of the building, and some products also introduce outside air into the appliance for more efficient combustion. SDV designs its products for ease of assembly and safe operation and to achieve a high level of performance. SDV produces and markets approximately 2,400 different venting products.

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

The Company has developed and uses automated manufacturing processes. Its innovative manufacturing systems and techniques have allowed it to control manufacturing costs, even while developing both new products and products that meet customized requirements and specifications. The Company’s development of specialized manufacturing processes has also permitted increased operating flexibility and enhanced product design innovation. The Company has developed a quality management system that employs numerous quality-control procedures. Since 1996, SST’s quality management system has been registered under ISO 9001. SST achieved registration under the new ISO 9001-2000 standard for its operations in North America and England in the first quarter of 2003 and is working towards registration for its operations in Denmark and France. The Company has 15 manufacturing locations in the United States, Canada, France, Denmark and England.

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

Natural disasters throughout the world have focused attention on safety concerns relating to the structural integrity of homes and other buildings. The 1995 earthquake in Kobe, Japan, the 1994 earthquake in Northridge, California, the 1989 Loma Prieta earthquake in Northern California, Hurricanes Hugo in 1989 and Andrew in 1992 in the Southeastern United States, and other less cataclysmic natural disasters damaged and destroyed innumerable homes and other buildings, resulting in heightened consciousness of the fragility of some of those structures.

In recent years, architects, engineers, model code agencies, contractors, building inspectors and legislators have continued efforts to improve structural integrity and safety of homes and other buildings in the face of disasters of various types, including seismic events, storms and fires. Based on ongoing participation in trade and professional associations and communications with governmental and quasi-governmental regulatory agencies, the Company believes that building codes, such as the International Building Code 2000, are being more uniformly applied around the country and their enforcement is becoming more rigorous.

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

The requirements of the Endangered Species Act, the Federal Lands Policy Management Act and the National Forest Management Act have reduced the amount of timber available for harvest from public lands. Over the past several years, this and other factors have led to the increased use of engineered wood products. Engineered wood products, which substitute for strong, clear-grained lumber historically obtained from logging older, large-diameter trees, have been developed to conserve lumber. Engineered wood products frequently require specialized connectors. Sales of Simpson Strong-Tie’s engineered wood connector products have increased significantly over the past several years.

Concerns about energy conservation and air quality have led to increasing recognition of the advantages of natural gas as a heating fuel, including its clean burning characteristics. Use of natural gas for home heating has been increasing in the United States over a number of years.

The Company continues to develop its distribution through home centers throughout the United States. The Company’s sales to home centers increased significantly in 2002 and 2003. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Specification in architects’ and engineers’ plans and drawings influences which products will be used for particular purposes and therefore is key to the use of the Company’s products in construction projects. The Company encourages architects and engineers to specify the installation of the Company’s products in projects they design and supervise, and encourages acceptance of the Company’s products by construction contractors. The Company maintains frequent contacts with architects, engineers and contractors, as well as private organizations that provide information to building code officials, both to inform them regarding the quality, proper installation, capabilities and value of the Company’s products and to update them about product modifications and new products that may be useful or necessary. The Company sponsors seminars to inform architects, engineers, contractors and building officials on appropriate use and proper installation of the Company’s products. Additionally, the Company maintains relationships with home builders throughout the country to promote the use of its products.

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

Home Centers. The Company intends to continue to increase penetration of the DIY markets by solicitation of home centers. The Company’s Sales Representatives and Retail Specialists maintain on-going contact with home centers to provide timely product availability and product knowledge training. To satisfy specialized requirements of the home center market, the Company has developed extensive bar coding and merchandising aids and has devoted a portion of its research efforts to the development of DIY products.

Dealers. In some markets, the Company sells its products directly to lumber dealers.

OEM Relationships. The Company works closely with manufacturers of engineered wood products and OEMs in developing and expanding the application and sales of Simpson Strong-Tie’s engineered wood connector products and Simpson Dura-Vent’s gas, wood and pellet stove venting products. SST has relationships with several of the largest manufacturers of engineered wood products, and SDV has OEM relationships with several major gas fireplace and gas stove manufacturers. In 2002, SDV was informed by a significant gas appliance manufacturer that the customer planned to supply certain venting products from internal sources beginning in mid 2003. Sales of the affected products to this customer were approximately $3.8 million in 2003, down from $6.6 million in 2002. SDV expects minimal sales to this customer in 2004.

The Company is expanding its established facilities outside California to increase its presence and sales in markets east of the Rocky Mountains, although over the last three years, sales in the 37 states east of the Rocky Mountains have increased only with the market generally. Since 1993, the Company has established operations in the United Kingdom, opened warehouse and distribution facilities in Western Canada and the Northeastern United States, purchased anchor products manufacturers in Illinois and Eastern Canada and connector product manufacturers in France, Denmark and western Canada, and acquired the shares of the German company that it did not already own. The European investments are intended to establish a presence in the European Community through companies with existing customer bases and through servicing U.S.-based customers operating there. The Company is also developing its distribution in Chile, Japan, Australia and New Zealand. The Company intends to continue to pursue and expand operations both inside and outside of the United States (see Note 14 to the Company’s Consolidated Financial Statements).

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

In the United States, connector usage developed faster in the West than elsewhere due to the low cost and abundance of timber and to local construction practices. Increasingly, the market has been influenced both by a growing awareness that the devastation caused by seismic, wind and other disasters can be reduced through improved building codes and construction practices and by environmental concerns that contribute to the increasing cost and reduced availability of wood. Most Simpson Strong-Tie products are listed by recognized building standards agencies as complying with model building codes and are specified by architects and engineers for use in projects they are designing or supervising. The engineered wood products industry continues to develop in response to concerns about the availability of wood, and the Company believes that SST is the leading supplier of connectors for use with engineered wood products.

Metal connectors, anchors and fasteners will corrode and lose load carrying capacity when installed in corrosive environments or exposed to corrosive materials. There are many environments and materials which may cause corrosion, including ocean salt air, fire retardants, preservative-treated wood, dissimilar metals, fumes and fertilizers. The variables present in a single building environment make it impossible to accurately predict if, or when, significant corrosion will begin or reach a critical level. This relative uncertainty makes it crucial that the specifiers be knowledgeable of the potential risks and select a product coating or metal that is suitable for the intended use. Changes in the preservative-treated wood industry have created additional concerns. Effective December 31, 2003, the preservative-treated wood industry voluntarily transitioned from Chromated Copper Arsenate (“CCA-C”) used in residential applications to alternative treatments. Testing has shown that certain alternative replacement treatments are generally more corrosive that CCA-C. SST publishes technical bulletins on subjects such as this and others that affect the installation and use of its products and makes them available on its website at www.strongtie.com.

Products

Simpson Strong-Tie is a recognized brand name in the markets it serves. SST manufactures and markets products that strengthen the three types of connections typically found in residential and commercial construction:  wood-to-wood, wood-to-concrete and wood-to-masonry. The Company’s connector products, including its pre-fabricated shearwalls, are installed on the continuous load path from the foundation to the roof system. SST also markets specialty screws and nails for proper installation of certain of its connector products. These products have seismic, retrofit and remodeling applications for both new construction and DIY markets. Through its Anchor Systems product line, SST also offers a full line of adhesives, mechanical anchors and powder actuated tools for numerous anchoring applications in concrete, masonry and steel.

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

New Product Development

Simpson Strong-Tie commits substantial resources to engineering and new product development and the majority of its products have been developed through SST’s internal research and development program. SST typically has developed 10 to 20 new products each year. SST’s research and development expense for the three years ended December 31, 2003, 2002 and 2001, was $3,599,000, $3,199,000 and $2,309,000, respectively. In late 2002, SST completed construction of its advanced testing facility in Stockton, California, and testing there of multi-story wall systems began in 2003. As part of the new product development process, SST engineers, in cooperation with sales and marketing staff, meet regularly with architects, engineers, building inspectors, code officials and customers. Several new products derived from existing product lines are developed annually. SST developed and introduced a line of pre-fabricated shearwall products primarily for the new construction market and has expanded its line of chemical and mechanical anchor products and powder actuated tools. The Company believes that existing distribution channels are receptive to product line extensions, thereby enhancing SST’s ability to enter new markets.

Sales and Marketing

Simpson Strong-Tie’s sales and marketing programs are implemented through SST’s branch system. SST currently maintains branches in Northern and Southern California, Texas, Ohio, Canada, England, France and Denmark. Each branch is served by its own sales force, as well as manufacturing, warehouse and office facilities. Each branch is responsible for a broad geographic area. Branch managers have significant autonomy in managing their operations. Each is responsible for setting and executing sales and marketing strategies that are consistent with the markets that the branch serves and the goals of the Company. Each domestic branch is an independent profit center with cash profit sharing bonus and stock option programs based on its own performance. At the same time, the domestic branches closely integrate their manufacturing activities to enhance product availability. Branch sales forces in the U.S. are supported by marketing managers in the home office in Dublin, California. The sales force maintains close working relationships with customers, develops new business, calls on architects, engineers and building officials and participates in a range of educational seminars.

Simpson Strong-Tie sells its products through an extensive distribution system comprising dealer distributors supplying thousands of retail locations nationwide, contractor distributors, home centers, lumber dealers, manufacturers of engineered wood products, and specialized contractors such as roof framers. In recent years, sales to home centers have been one of the Company’s fastest growing distribution channels. A large part of that growth was sales to The Home Depot which exceeded 10% of the Company’s consolidated net sales in each of the last three years (see Note 14 to the Company’s Consolidated Financial Statements and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”). SST’s DIY and dealer products are used to build projects such as decks, patio covers and shelf and bench systems. The Company believes that SST’s increasing diversification into new and growing markets has reduced its vulnerability to construction industry cycles.

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

Simpson Dura-Vent

Overview

Simpson Dura-Vent’s venting systems are used to vent gas furnaces and water heaters, gas fireplaces and stoves, wood and oil burning appliances and pellet stoves. SDV’s metal vents, chimneys and chimney liner systems exhaust the products of combustion to the exterior of the building and have been designed for ease of assembly and safe operation and to achieve a high level of performance. SDV produces and markets nearly 2,400 different venting products.

The clean burning characteristics of natural gas have gained public recognition, resulting in increased market share for gas appliances in the new construction and the appliance replacement markets. As a result, Simpson Dura-Vent has developed venting systems, such as Direct-Vent, to address changes in appliance technology. Fluctuations in natural gas prices, however, affect demand for gas appliances. Historically, sales of wood and pellet burning stoves, considered alternative energy sources, have increased during periods of high oil and natural gas prices and energy shortages while sales of gas burning appliances have tended to decline.

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

Consumer concerns over the rising costs of natural gas and home heating oil in 2003 increased demand for alternative fuel appliances. This has resulted in increased demand for SDV’s all-fuel chimney and pellet vent products. The gas fireplace market has evolved into two basic types of fireplace: top-vent fireplaces that are vented with the standard Type B Gas Vent and direct-vent fireplaces that use a special double-wall venting system. SDV’s direct-vent system is designed not only to exhaust the flue products, but also to draw in outside air for combustion, an important feature in modern energy-efficient home construction. The direct-vent gas fireplace systems provide ease of installation, permitting horizontal through-the-wall venting or standard vertical through-the-roof venting. SDV has established relationships with several large manufacturers of gas stoves and gas fireplaces to supply direct-vent venting products. In 1996, SDV expanded its direct-vent product line to include both co-axial and co-linear direct vent systems for venting gas stoves and gas inserts into existing masonry chimneys or existing factory-built metal chimneys.

New Product Development

Simpson Dura-Vent has gained industry recognition by offering innovative new products that meet changing needs of customers. SDV representatives serve on industry committees concerned with issues such as new appliance standards and government regulations. SDV’s research and development expense for the three years ended December 31, 2003, 2002 and 2001, was $464,000, $460,000 and $438,000, respectively. SDV also maintains working relationships with research and development departments of major appliance manufacturers, providing prototypes for field testing and conducting tests in SDV’s testing laboratory. SDV believes that such relationships provide competitive advantages. For example, SDV introduced the first direct vent system for direct vent gas appliances. In 2003, SDV developed stainless steel flexible relining systems for masonry chimneys. These systems are used to resize and retrofit masonry chimneys to accommodate wood burning and pellet burning fireplace inserts. In 1999, SDV introduced DuraTech, a twin-walled insulated chimney system for use on wood burning stoves, fireplaces and oil fired appliances. This product line has been designed and manufactured to a new standard of excellence. It is constructed from stainless steel and incorporates blanket insulation for enhanced safety and efficiency.

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

To enhance its marketing effort, SDV has developed a website, www.duravent.com, that includes product descriptions, catalogs and installation instructions, as well as a direct link to SDV’s customer service and engineering departments.

Manufacturing Process

The Company has concentrated on making its manufacturing processes as efficient as possible without compromising quality or flexibility necessary to serve the needs of its customers. The Company has developed and uses automated manufacturing processes. The Company’s innovative manufacturing systems and techniques have allowed it to control manufacturing costs, even while developing both new products and products that meet customized requirements and specifications. The Company’s development of specialized manufacturing processes also has permitted increased operating flexibility and enhanced product design innovation. The Company sources some products from third party vendors, both domestically and internationally.

The Company is committed to helping people build safer structures economically through the design, engineering and manufacturing of structural connectors, pre-fabricated shearwalls, anchors and related products. To this end, the Company has developed a quality management system that employs numerous quality-control procedures, such as computer-generated work orders, constant review of parts as they are produced and frequent quality testing (see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Since 1996, Simpson Strong-Tie’s quality management system has been registered under ISO 9001, an internationally recognized set of quality-assurance standards. SST achieved registration under the new ISO 9001-2000 standard for its operations in North America and England in the first quarter of 2003 and is working towards registration for its operations in Denmark and France. The Company believes that ISO registration is becoming increasingly important to U.S. companies.

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

Most of the Company’s current and planned manufacturing facilities are located in geographic regions that have experienced major natural disasters, such as earthquakes, floods and hurricanes. For example, the 1989 Loma Prieta earthquake in Northern California destroyed a freeway and caused other major damage within a few miles of the Company’s facilities in San Leandro, California, and the earthquake in Northridge, California, in January 1994, destroyed several freeways and numerous buildings in the region in which the Company’s facilities in Brea are located. The Company has developed a disaster recovery plan, but it does not carry earthquake insurance on its buildings or its equipment. Other insurance that it carries is limited and not likely to be adequate to cover all of the Company’s resulting costs, business interruption and lost profits in the event of a major natural disaster in the future. If a natural disaster were to render one or more of the Company’s manufacturing facilities totally or partially unusable, whether or not covered by insurance, the Company’s business and financial condition could be materially and adversely affected.

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

Simpson Strong-Tie’s product lines are subject to Federal, state, county, municipal and other governmental and quasi-governmental regulations that affect product design, development, testing, applications, marketing, sales, installation and use. Most SST products are recognized by building code and standards agencies. Agencies that recognize Company products include the International Conference of the Building Officials (“ICBO”), the Building Officials and Code Administrators (“BOCA”), the Southern Building Code Congress International (“SBCCI”), the International Code Council, the City of Los Angeles, the State of Florida, and the California Division of State

Architecture. These and other code agencies adopt various testing and design standards and incorporate them into their related building codes. With the adoption of the International Residential Code 2000 and the International Building Code 2000, these standards have become more uniformly applied and are recognized throughout the country, rather than by only the jurisdictions covered by the respective agencies. SST considers code recognition to be a significant marketing tool and devotes considerable effort to obtaining and maintaining appropriate approvals for its products. SST believes that architects, engineers, contractors and other customers are less likely to purchase structural products that lack the appropriate code acceptance if code-accepted competitive products are available. SST’s management actively participates in industry related professional associations to keep abreast of regulatory changes and to provide information to regulatory agencies.

Simpson Dura-Vent operates under a complex regulatory environment that includes appliance and venting performance standards related to safety, energy efficiency and air quality. Gas venting regulations are contained in the National Fuel Gas Code (“NFGC”), while safety and performance regulations for wood burning appliances and chimney systems are contained in a National Fire Protection Association standard (“NFPA 211”). Standards for testing gas vents and chimneys are developed by testing laboratories such as Underwriter’s Laboratories (“UL”) in compliance with the American National Standards Institute. Clean air standards for both gas and wood burning appliances are regulated by the Environmental Protection Agency (“EPA”). Energy efficiency standards are regulated by the Department of Energy (“DOE”) under the authority of the National Appliance Energy Conservation Act. Under this act, the DOE periodically reviews the necessity for increased efficiency standards with respect to gas furnaces and gas water heaters. A substantial percentage of SDV’s Type B Gas Vent sales are for gas furnaces and gas water heaters. Minimum appliance efficiency standards are being considered that could negatively affect sales of Type B Gas Vents, which could materially and adversely affect the Company’s operating results and financial condition if the standards and regulations contained in the NFGC and NFPA 211 are ultimately adopted by national building code organizations such as ICBO, BOCA and SBCCI. In turn, the various building codes could be adopted by local municipalities, resulting in enforcement through the building permit process. Safety, air quality and energy efficiency requirements are enforced by local air quality districts and municipalities by requiring proper UL, EPA and DOE labels on appliances and venting systems.

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

The venting industry is highly competitive. SDV’s principal competitors include the Selkirk division of Tinicum Capital Partners LP, Hart & Cooley, Inc. and American Metal Products, Inc. (both now owned by Tomkins PLC), Metal-Fab, Inc. and the Air Jet Division of General Products Co., now owned by ThermaTrue. The Company believes that Metal-Fab, Inc. and Air Jet tend to be more regional than SDV, and that they have smaller shares of the national market than SDV.

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

The steel industry is highly cyclical and prices for the Company’s raw materials are influenced by numerous factors beyond the Company’s control, including general economic conditions, competition, labor costs, import duties and other trade restrictions. Steel prices rose in the latter half of 2003 and are expected to continue to increase. Several factors have contributed to these price increases. Demand, particularly from China, is very high and this has constrained supplies available to buyers in the United States. In addition, weakness in the U.S. dollar has discouraged foreign steel mills from supplying the U.S. market despite the lifting of tariffs on certain types of imported steel. Finally, major domestic integrated steel producers have consolidated over the last several years. All of these factors could have an adverse effect on the Company’s cost and availability of steel in 2004. The Company might not be able to increase its product prices to correspond to increases in raw materials prices without materially and adversely affecting its sales and profits. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company historically has not attempted to hedge against changes in prices of steel or other raw materials.

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

The Company’s ability to compete effectively with other companies depends in part on its ability to maintain the proprietary nature of its technology. There can be no assurance, however, as to the degree of protection afforded by these patents or the likelihood that patents will be issued pursuant to pending patent applications. Furthermore, there can be no assurance that others will not independently develop the same or similar technology, develop around the patented aspects of any of the Company’s products or proposed products, or otherwise obtain access to the Company’s proprietary technology.

In addition to seeking patent protection, the Company also relies on unpatented proprietary technology to maintain its competitive position. Nevertheless, there can be no assurance that the Company will be able to protect its know-how or other proprietary information.

In attempting to protect its proprietary information, the Company expects that it may sometimes be necessary to initiate lawsuits against competitors and others that the Company believes have infringed or are infringing on the Company’s rights. In such an event, the defendant may assert counterclaims to complicate or delay the litigation or for other reasons. If the Company were to be unable to maintain the proprietary nature of its significant products, the Company’s business and financial condition could be materially and adversely affected.

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

In May 2003, Simpson Strong-Tie Canada Limited, a subsidiary of the Company, purchased MGA Construction Hardware & Steel Fabricating Limited and MGA Connectors Limited (collectively, “MGA”), for approximately $9.8 million in cash. MGA manufactures and distributes throughout Canada and portions of the United States a quality line of connectors used in construction. In January 2001, Simpson Strong-Tie International, Inc. (“SSTI”), a subsidiary of the Company, acquired 100% of the shares of BMF Bygningsbeslag A/S (“BMF”) of Denmark for $13.6 million in cash. BMF manufactures and distributes connector products in northern and central Europe. In August 2001, the German subsidiary of BMF purchased the remaining 51% stake in Bulldog-Simpson GmbH for approximately $0.6 million in cash.

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

Product Liability

The Company designs and manufactures most of its standard products and expects that it will continue to do so. The Company employs engineers and designers to design and test its products under development. In addition, the Company maintains a quality control system. The Company has on occasion found manufacturing flaws in its products. In addition, the Company purchases from third party suppliers raw materials, principally steel, and finished goods that are produced and processed by other manufacturers. The Company also has on occasion found flaws in raw materials and finished goods produced by others. Some flaws have not become apparent until after the products were installed by customers. Many of the Company’s products are integral to the structural soundness or fire safety of the structures in which they are used. As a result, if any flaws exist in the Company’s products (as a result of design, raw material or manufacturing flaws or lapses in product quality control) and such flaws are not discovered and corrected before the Company’s products are incorporated into structures, the structures could suffer severe damage (such as collapse or fire) and personal injury could result. To the extent that such damage or injury is not covered by the Company’s product liability insurance, and if the Company were to be found to have been negligent or otherwise culpable, the Company and its business and financial condition could be materially and adversely affected by the necessity to correct such damage and to compensate persons who might have suffered injury. Furthermore, in the event that a flaw is discovered after installation but before any damage or injury occurs, it may be necessary for the Company to recall products, and the Company may be liable for any costs necessary to retrofit the affected structures. Any such recall or retrofit could entail substantial costs and adversely affect the Company’s reputation, sales and financial condition. The Company does not carry insurance against recall costs, and its product liability insurance may not cover retrofit costs.

No assurance can be given that claims will not be made against the Company with regard to damage or destruction of structures incorporating Company products resulting from a natural disaster. Any such claims, if asserted, could materially and adversely affect the Company.

Environmental, Health and Safety Matters

The Company is subject to environmental laws and regulations governing emissions into the air, discharges into water, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other Federal and state laws and regulations regarding health and safety matters. The Company’s manufacturing operations involve the use of solvents, chemicals, oils and other materials that are regarded as hazardous or toxic and the use of complex and heavy machinery and equipment that can pose severe safety hazards (especially if not properly and carefully used). Some of the Company’s products also incorporate materials that are hazardous or toxic in some forms (such as zinc and lead, which are used in some steel galvanizing processes) or explosive (such as the gun powder used in its powder actuated tools). The Company believes that it has obtained all material licenses and permits required by environmental, health and safety laws and regulations in connection with the Company’s operations and that its policies and procedures comply in all material respects with existing environmental, health and safety laws and regulations. It is possible that additional licenses or permits may be required, that the Company’s policies and procedures might not comply in all respects with all such laws and regulations or, even if they do, that employees might fail or neglect to follow them in all respects, and that the Company’s generation, handling, use, storage, transportation, treatment or disposal of hazardous or toxic materials, machinery and equipment might cause injury to persons or to the environment. In addition, properties occupied by the Company may be contaminated by hazardous or toxic substances and remedial action may be required at some time in the future. It is also possible that materials in certain of the Company’s products could cause injury or sickness. Relevant laws and regulations could also be changed or new ones could be adopted that require the Company to obtain additional licenses and permits and cause the Company to incur substantial expense. Any such event or contamination could have a material adverse effect on the Company and its liquidity, results of operations and financial condition. See “Regulation.”

Employees and Labor Relations

As of January 1, 2004, the Company had 2,244 full-time employees, of whom 1,496 were hourly employees and 748 were salaried employees. The Company believes that its overall compensation and benefits for the most part exceed industry averages and that its relations with its employees are good.

The Company is dependent on certain key management and technical personnel, including Thomas J Fitzmyers, Michael J. Herbert, Stephen B. Lamson, Barclay Simpson and Stephen P. Eberhard. The loss of one or more key employees could have a material adverse effect on the Company. The Company’s success will also depend on its ability to attract and retain additional highly qualified technical, marketing and management personnel necessary for the maintenance and expansion of the Company’s activities. The Company faces strong competition for such personnel and there can be no assurance that the Company will be able to attract or retain such personnel.

A significant number of the employees at four of the Company’s manufacturing facilities are represented by labor unions and are covered by collective bargaining agreements. Two of the Company’s collective bargaining agreements cover the Company’s sheetmetal and maintenance workers and its tool and die craftsmen in Brea. These two contracts expire in June 2004 and February 2005, respectively. Two other contracts, covering tool and die personnel and sheetmetal workers in San Leandro, expire in June 2007. Simpson Strong-Tie’s Stockton, California, facility is also a union facility. The collective bargaining agreements at this facility expire in September 2007. A work stoppage or interruption by a significant number of the Company’s employees could have a material and adverse effect on the Company and its business and financial condition.

Available Information

The Company makes available, free of charge, copies of its recent annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, corporate governance guidelines and code of ethics and the charters of the Audit, Compensation, and Governance and Nominating Committees of its Board of Directors on its website at www.simpsonmfg.com. Printed copies of any of these materials will be provided to stockholders on request.

Item 2. Properties.

The Company maintains its home office in Dublin, California, and other offices, manufacturing and warehouse facilities elsewhere in California and in Texas, Ohio, Florida, Mississippi, Illinois, Connecticut, Washington, British Columbia, Ontario, England, Scotland, France, Denmark, Germany, Austria and Poland. As of February 1, 2004, the Company’s facilities were as follows:

Location	Approximate Square Footage	Owned or Leased		Lessee		Lease Expires	Function

Dublin, California	35,400	Leased		Company		2007	Office
Stockton, California	436,000	Owned					Office, Manufacturing and Warehouse
Stockton, California	25,000	Owned					Research and Development
San Leandro, California	47,100	Owned	(1)				Office, Manufacturing and Warehouse
San Leandro, California	71,000	Owned					Office, Manufacturing and Warehouse
San Leandro, California	57,000	Leased	(2)	SST		2009	Manufacturing and Warehouse
San Leandro, California	48,000	Owned					Office and Warehouse
San Leandro, California	27,000	Owned					Manufacturing and Warehouse
Brea, California	50,700	Owned					Office, Manufacturing and Warehouse
Brea, California	78,000	Owned					Office and Warehouse
Brea, California	30,500	Owned					Office, Manufacturing and Warehouse
Brea, California	42,900	Owned					Warehouse
Brea, California	19,200	Owned					Warehouse
McKinney, Texas	84,300	Owned					Office, Manufacturing and Warehouse
McKinney, Texas	117,100	Owned					Office and Warehouse
Columbus, Ohio	153,500	Leased	(3)	SST		2005	Office, Manufacturing and Warehouse
Jacksonville, Florida	74,600	Leased	(4)	SST		2006	Office and Warehouse
Addison, Illinois	52,400	Leased		SST		2008	Office, Manufacturing and Warehouse
Enfield, Connecticut	55,100	Leased		SST		2008	Office and Warehouse
Kent, Washington	24,000	Leased		SST		2009	Office, Manufacturing and Warehouse
Visalia, California	92,000	Owned					Office, Manufacturing and Warehouse
Tamworth, England	78,100	Leased		SST	(5)	2012	Office, Manufacturing and Warehouse
Glasgow, Scotland	5,000	Leased		SST	(5)	2004	Warehouse
Vacaville, California	125,000	Leased	(6)	SDV		2007	Office, Manufacturing and Warehouse
Vacaville, California	120,300	Owned					Office, Manufacturing and Warehouse
Vicksburg, Mississippi	302,000	Owned					Office, Manufacturing and Warehouse
Fontana, California	17,900	Leased		SDV		2004	Warehouse

Location	Approximate Square Footage	Owned or Leased	Lessee		Lease Expires	Function
Maple Ridge, British Columbia	36,400	Leased	SST	(7)	2007	Office, Manufacturing and Warehouse
Maple Ridge, British Columbia	2,300	Leased	SST	(7)	2005	Warehouse
Maple Ridge, British Columbia	2,400	Leased	SST	(7)	2004	Warehouse
Langley, British Columbia	19,700	Leased	SST	(7)	2010	Warehouse
Brampton, Ontario (8)	104,000	Leased	SST	(7)	2009	Office, Manufacturing and Warehouse
Odder, Denmark	162,500	Owned				Office, Manufacturing and Warehouse
Syke, Germany	10,300	Owned				Office and Warehouse
Warsaw, Poland	8,300	Leased	SST	(9)	2004	Office and Warehouse
Grossebersdorf, Austria	5,100	Leased	SST	(9)	2006	Office and Warehouse
St. Gemme La Plaine, France	99,000	Owned			2010	Office, Manufacturing and Warehouse

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

(2)                      Lessor is Doolittle Investors, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein.

(3)                      Lessor is Columbus Westbelt Investment Company, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein.

(4)                      SST has signed a lease for a nearby building with the same lessor with approximately 112,000 square feet of office and warehouse space. The new lease expires 2011 and SST plans to occupy the building upon completion of construction, which is expected in the first quarter of 2004.

(5)                      Lessee is Simpson Strong-Tie International, Inc., a wholly-owned subsidiary of SST.

(6)                      Lessor is Vacaville Investors, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein.

(7)                      Lessee is Simpson Strong-Tie Canada, Ltd., a wholly-owned subsidiary of SST.

(8)                      An expansion of approximately 57,000 square feet has commenced on this property and the Company expects to occupy it at the end of the second quarter of 2004.

(9)                      Lessee is BMF Bygningsbeslag A/S, a wholly-owned subsidiary of SST.

The Company is purchasing an additional building in Brea, California, for approximately $1.8 million. The building is approximately 20,000 square feet. The Company expects the purchase to be completed during the first quarter of 2004. The Company is planning to build a 300,000 square foot building on its property in McKinney, Texas, to replace its existing facility there.

The Company’s manufacturing facilities are equipped with specialized equipment and use extensive automation. The Company considers its existing and planned facilities to be suitable and adequate for its operations as currently conducted and as planned through 2004. The manufacturing facilities currently are being operated with one full shift and at most plants with at least a partial second or third shift. The Company anticipates that it may require additional facilities to accommodate possible future growth.

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

	Market Price
Quarter	High	Low
2003
Fourth	$52.550	$42.500
Third	48.880	36.720
Second	38.150	33.070
First	34.950	30.850

2002
Fourth	$36.300	$29.600
Third	33.550	25.325
Second	34.050	27.550
First	30.950	25.995

The Company estimates that as of February 9, 2004, approximately 7,182 persons owned shares of the Company’s Common Stock either directly or through nominees.

In January 2004, the Company’s Board of Directors declared a dividend of $0.10 per share to be paid on April 20, 2004, to stockholders of record on April 5, 2004. The Company currently intends to pay dividends quarterly. Future dividends, if any, will be determined by the Company’s Board of Directors, based on the Company’s earnings, cash flow, financial condition and other factors deemed relevant by the Board of Directors. In addition, existing loan agreements require the Company to maintain tangible net worth of $250.0 million plus 50% of net profit after taxes for each fiscal year ending after December 31, 2002. This requirement may limit the amount that the Company may pay out as dividends on the common stock. As of December 31, 2003, the Company had approximately $97.4 million available for the payment of dividends under these loan agreements.

In December 2003, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2004. This replaces the $50.0 million repurchase authorization from December 2002. In November 2003, the Company repurchased 500,000 shares of its Common Stock for $47.05 per share from the Simpson PSB Fund for approximately $23.5 million under the 2002 authorization.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years ended December 31, 2003, 2002, 2001, 2000 and 1999, derived from the audited Consolidated Financial Statements of the Company (for the years ended December 31, 2000 and 1999, amounts have been restated for the effect of the accounting change for inventory valuation from the last-in, first-out method to the first-in, first-out method), the most recent three years of which appear elsewhere herein. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

(Dollars in thousands, except per share data)	Year Ended December 31,
	2003	2002	2001	2000	1999

Statement of Operations Data:
Net sales	$548,182	$465,474	$415,863	$369,087	$328,440
Cost of sales	329,902	276,557	257,785	225,628	197,701
Gross profit	218,280	188,917	158,078	143,459	130,739

Selling expense	49,669	44,581	42,230	37,410	32,204
General and administrative expense	70,538	58,253	50,032	44,634	37,846
Income from operations	98,073	86,083	65,816	61,415	60,689

Interest income, net	999	985	1,587	3,010	1,669
Income before income taxes	99,072	87,068	67,403	64,425	62,358

Provision for income taxes	38,510	35,134	27,619	26,296	25,021
Minority interest	—	—	(734)	(1,246)	—
Net income	$60,562	$51,934	$40,518	$39,375	$37,337

Basic net income per share of common stock	$2.46	$2.12	$1.67	$1.64	$1.58

Diluted net income per share of common stock	$2.42	$2.09	$1.64	$1.60	$1.53

	As of December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999

Balance Sheet Data:
Working capital	$268,583	$238,277	$194,261	$168,008	$141,143

Property, plant and equipment, net	107,226	97,397	81,410	63,823	61,144

Total assets	460,249	396,401	329,612	279,570	246,341

Total debt	6,292	6,738	6,673	2,405	2,764

Total liabilities	59,945	47,217	41,495	35,134	36,665

Total stockholders’ equity	400,304	349,184	288,117	243,681	209,676

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the years ended December 31, 2003, 2002 and 2001, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere herein.

Overview

Annual net sales of the Company increased 31.8% to $548.2 million in 2003 from $415.9 million in 2001. The increase in net sales resulted primarily from increased geographic distribution and a broadening of the Company’s customer base and product lines, both internally and through acquisitions. Net sales increased in 2003 from 2001 in all regions of the United States, with above average rates of growth in the Southeastern portion of the country. In recent years, home centers have been one of the Company’s fastest growing distribution channels. In this channel, the company’s largest customer, The Home Depot, exceeded 10% of the Company’s consolidated net sales in each of the last three years (see Note 14 to the Company’s Consolidated Financial Statements and “Item 1. Business. Simpson Strong-tie, Sales and Marketing”). Expansion into overseas markets also contributed to the net sales growth over the last three years. Sales outside of the U.S. have increased significantly, due in large part to the acquisition of BMF in January 2001 and to the acquisition of MGA in May 2003. Gross profit margin, which increased to 40.6% in 2002 from 38.0% in 2001, decreased in 2003 to 39.8% primarily due to material costs, mainly steel, prices of which have continued to increase (see “Item 1. Business. Raw Materials”). Income from operations, as a percentage of net sales, which increased to 18.5% in 2002 from 15.8% in 2001, decreased in 2003 to 17.8%.

Results of Operations

The following table sets forth, for the years indicated, the percentage of net sales of certain items in the Company’s Consolidated Statements of Operations.

	Years Ended December 31,
	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	60.2%	59.4%	62.0%
Gross profit	39.8%	40.6%	38.0%
Selling expense	9.1%	9.6%	10.2%
General and administrative expense	12.9%	12.5%	12.0%
Income from operations	17.8%	18.5%	15.8%
Interest income, net	0.2%	0.2%	0.4%
Income before income taxes	18.0%	18.7%	16.2%
Provision for income taxes	7.0%	7.5%	6.6%
Minority interest	0.0%	0.0%	(0.2)%
Net income	11.0%	11.2%	9.7%

In August 2002, the Company completed a 2-for-1 split of its common stock. All per share numbers have been retroactively adjusted to reflect the stock split.

Comparison of the Years Ended December 31, 2003 and 2002

Net Sales

Net sales increased 17.8% to $548.2 million in 2003 from $465.5 million in 2002. Net sales of Simpson Strong-Tie’s products increased 19.9% to $473.6 million in 2003 from $394.9 million in 2002, while net sales of Simpson Dura-Vent’s products increased by 5.7% to $74.6 million in 2003 from $70.6 million in 2002. SDV accounted for approximately 13.6% of the Company’s total net sales in 2003, a decrease from 15.2% in 2002. The increase in net sales at SST resulted primarily from an increase in sales volume with approximately 3% of the increase resulting from an increase in average prices. The increase in net sales at SDV resulted from increases in volume and average prices in similar amounts. The majority of the Company’s sales growth occurred domestically, although sales in Europe and Canada, including sales resulting from the acquisition of MGA in May 2003, grew at a faster rate. Lumber dealers, contractor distributors and home centers were the fastest growing connector sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Simpson Strong-Tie’s engineered wood products, Anchor Systems and seismic and high wind related products had the highest percentage growth rates in sales. Sales of Simpson Dura-Vent’s pellet vent, gas vent and chimney products increased compared to 2002, while sales of its Direct-Vent product line decreased primarily due to a significant gas appliance manufacturer that decided to supply certain venting products from internal sources in 2003. Sales of the affected products to this customer were approximately $3.8 million in 2003, down from approximately $6.6 million in 2002. SDV expects minimal sales to this customer in 2004.

Gross Profit

Gross profit increased 15.5% to $218.3 million in 2003 from $188.9 million in 2002. As a percentage of net sales, gross profit decreased to 39.8% in 2003 from 40.6% in 2002, primarily due to materials costs, mainly steel, prices of which have continued to increase, partially offset by improved absorption of overhead costs.

The Company faces uncertainty in the cost and availability of steel. Several factors are contributing to this uncertainty. Demand, particularly from China, is very high and this has constrained supplies available to buyers in the United States. Weakness in the U.S. dollar has discouraged foreign steel mills from supplying the U.S. market despite the lifting of tariffs on certain types of imported steel. In addition, major domestic integrated steel producers have consolidated over the last several years. All of these factors could have an adverse effect on the Company. The Company might not be able to increase its product prices to correspond to increases in raw materials prices without materially and adversely affecting its sales and profits.

Selling Expense

Selling expense increased 11.4% to $49.7 million in 2003 from $44.6 million in 2002. The increase was primarily due to increased costs associated with the addition of sales personnel, including those related to the acquisition of MGA, and promotional activities.

General and Administrative Expense

General and administrative expenses increased 21.1% to $70.5 million in 2003 from $58.3 million in 2002, but increased only slightly as a percentage of net sales to 12.9% in 2003 from 12.5% in 2002. This increase was primarily due to increased cash profit sharing, as a result of higher operating income, the recognition of stock option expenses in accordance with the recently adopted accounting standard, Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” higher bad debt expense after consideration of the reversal of the allowance for doubtful accounts in 2002 related to a significant customer, the addition of administrative employees, including those related to the acquisition of MGA, and increases in professional services and insurance expenses. The Company believes that the after-tax effect of stock option expenses in 2004 will be approximately $2.5 million related to stock options granted during 2003 and 2004.

Interest Income, Net

Interest income, net of interest expense, is generated on the Company’s cash and short term investment balances.

Provision for Income Taxes

The Company’s effective tax rate was 38.9% in 2003, down from 40.4% in 2002. The decrease was primarily due to tax credits for research and development and manufacturing investment in an enterprise zone related to the expansion of the Company’s facilities in Stockton, California. The effective tax rates exceeded the federal statutory rate of 35.0% primarily due to the effect of state income taxes, net of the federal benefit.

European Operations

For its combined European operations, the Company recorded an after-tax net loss of $0.5 million in 2003 compared to after-tax net loss of $0.2 million in 2002. This loss is related to the Company’s UK operations. The goodwill associated with operations there, carried on the balance sheet at approximately $4.7 million, could be partially or fully impaired if the losses continue. The Company’s operations elsewhere in Europe were marginally profitable for the year.

Other Information

In November 2003, the Company discovered a product quality issue with certain welded products produced in its Columbus, Ohio, facility. The Company is in the process of inspecting installations of this product. The Company reserved approximately $0.4 million in the fourth quarter of 2003 to pay for the expected costs of finding and retrofitting defective parts.

Comparison of the Years Ended December 31, 2002 and 2001

Net Sales

Net sales increased 11.9% to $465.5 million in 2002 from $415.9 million in 2001. Net sales of Simpson Strong-Tie’s products increased 14.2% to $394.9 million in 2002 from $345.8 million in 2001, while net sales of Simpson Dura-Vent’s products increased by 0.7% to $70.6 million in 2002 from $70.1 million in 2001. SDV accounted for approximately 15.2% of the Company’s total net sales in 2002, a decrease from 16.9% in 2001. The increase in net sales at SST resulted primarily from an increase in sales volume with a modest increase in average prices. The increase in net sales at SDV resulted primarily from an increase in average prices. The majority of the Company’s sales growth occurred domestically, although sales in Europe and Canada grew at a slightly faster rate. Lumber dealers and contractor and dealer distributors were the fastest growing connector sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Simpson Strong-Tie’s Strong-Wall and seismic and high wind related products had the highest percentage growth rates in sales. Sales of Simpson Dura-Vent’s Direct-Vent products increased compared to the prior year, while sales of its pellet vent and chimney product lines decreased.

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

General and Administrative Expense

General and administrative expenses increased 16.4% to $58.3 million in 2002 from $50.0 million in 2001, but increased only slightly as a percentage of net sales to 12.5% in 2002 from 12.0% in 2001. The increase was primarily due to higher cash profit sharing, as a result of higher operating income, partially offset by a reduction in the allowance for doubtful accounts as compared to 2001 and by a reduction in goodwill amortization charges. The reduced amortization charge was affected by both the write-off of the Keybuilder.com software license in the second quarter of 2001 and the change in accounting related to the adoption of SFAS statement No. 142, “Goodwill and Other Intangible Assets,” at the start of 2002.

Interest Income, Net

Interest income, net of interest expense, is generated on the Company’s cash and short term investment balances.

Provision for Income Taxes

The Company’s effective tax rate was 40.4% in 2002, a decrease from 40.5% in 2001.

European Operations

For its combined European operations, the Company recorded an after-tax net loss of $0.2 million in 2002 compared to after-tax net loss of $2.1 million in 2001. This loss is primarily associated with the Company’s UK operations. The consolidated European operations reached profitability during the building season of the second and third quarters of 2002.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are listed below. These critical policies affect the Company’s more significant judgments and estimates used in the preparation of the Consolidated Financial Statements. If the Company’s business conditions change or if it uses different assumptions or estimates in the application of these and other accounting policies, the Company’s future results of operations could be adversely affected.

Inventory Valuation

Inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method. An allowance for obsolete inventory is recorded when the Company’s on-hand supply of a product exceeds two years’ sales of that product or when the Company believes a product is no longer marketable.

Revenue Recognition

The Company recognizes revenue as title to products is transferred to customers or services are rendered, net of applicable provision for discounts, returns and allowances whether actual or estimated based on the Company’s experience.

Allowances for Doubtful Accounts

The Company reserves significant accounts receivable balances that are over 90 days outstanding. In addition, the Company reserves 100% of the amount that it deems potentially uncollectible due to a customer’s bankruptcy or deteriorating financial condition.

Liquidity and Sources of Capital

The Company’s liquidity needs arise principally from working capital requirements, capital expenditures and asset acquisitions. During the three years ended December 31, 2003, the Company has relied primarily on internally generated funds to finance these needs. The Company’s working capital requirements are seasonal with the highest need typically occurring in the second and third quarters of the year. Cash and cash equivalents were $95.1 million and $103.3 million at December 31, 2003 and 2002, respectively. The Company also had short term investments of $44.7 million and $17.7 million at December 31, 2003 and 2002, respectively. Working capital was $268.6 million and $238.3 million at December 31, 2003 and 2002, respectively. As of December 31, 2003, the Company had approximately $6.3 million in debt outstanding and had available to it unused credit facilities of approximately $27.3 million.

The Company had cash flows from operating activities of $71.4 million, $50.4 million and $73.2 million for 2003, 2002 and 2001, respectively. In 2003, cash was provided by net income and noncash expenses, such as depreciation and amortization and noncash compensation related to stock plans, totaling $78.5 million, and increases in accounts payable and accrued cash profit sharing of $7.7 million. In addition, the tax benefit to the Company related to the exercise of stock options also provided cash of approximately $1.8 million. These increases were partially offset by increases in trade accounts receivable and inventories aggregating approximately $18.3 million. The balance of the cash provided in 2003 resulted from changes in other asset and liability accounts, none of which was material.

Cash used in investing activities was $58.1 million, $45.5 million and $38.7 million for 2003, 2002 and 2001, respectively. Capital expenditures and assets acquisitions were approximately $31.2 million in 2003, up from $28.0 million in 2002, primarily due to the acquisition of MGA. Approximately $9.4 million of the capital expenditures was used to purchase or improve the Company’s real estate, primarily for the Company’s manufacturing and distribution facilities in Stockton, California. In 2004, the Company plans to break ground on a 300,000 square foot facility in McKinney, Texas, that will replace its existing facilities there. In addition, the Company invested $27.1 million in short term investments.

Financing activities used $21.9 million in net cash in 2003 and provided $2.1 million and $2.5 million in 2002 and 2001, respectively. In November 2003, the Company used approximately $23.5 million in cash to repurchase 500,000 shares of its Common Stock for $47.05 per share from the Simpson PSB Fund (a charitable organization) to offset the dilution of stock options granted in 2003. The Chairman and the President and Chief Executive Officer of the Company, who are directors and significant stockholders of the Company, serve as directors and officers of the Simpson PSB Fund. This use of cash was offset by approximately $3.1 million provided by the issuance of Common Stock through the exercise of stock options by employees and directors of the Company. In January 2004, the Company’s Board of Directors declared a dividend of $0.10 per share, a total of approximately $2.5 million, to be paid on April 20, 2004, to stockholders of record on April 5, 2004.

The Company’s contractual obligations for future payments are as follows:

	Payments due by period (in 000s)
Contractual Obligation	Total	Less Than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term debt obligations	6,270	827	1,695	1,490	2,258
Operating lease obligations	24,719	5,175	9,261	6,374	3,909
Purchase obligations	5,943	4,839	552	552	—
Total	36,932	10,841	11,508	8,416	6,167

In December 2003, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaces the $50.0 million repurchase authorization from December 2002. The authorization will remain in effect through the end of 2004.

The Company believes that cash generated by operations, borrowings available under its existing credit agreements and other available financing will be sufficient for the Company’s working capital needs and planned capital expenditures through at least 2004.

Inflation

The Company believes that the effect of inflation on the Company has not been material in recent years, as inflation rates have remained low.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s short term investments consisted of debt securities of approximately $44.7 million as of December 31, 2003. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2003, the decline in the fair value of the investments would not be material.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate changed by 10% in any one country where the Company has operations, the change in net income would not be material to its operations taken as a whole. The translation adjustment resulted in a gain of approximately $7.7 million in 2003 primarily due to the effect of the devaluation of the U.S. dollar in relation to European and Canadian currencies.

Item 8. Financial Statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

Report of Independent Auditors

To the Board of Directors and Stockholders of Simpson Manufacturing Co., Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index on page 25 of this Form 10-K present fairly, in all material respects, the financial position of Simpson Manufacturing Co., Inc. (the “Company”) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

San Francisco, California

February 6, 2004

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2003	2002

ASSETS

Current assets
Cash and cash equivalents	$95,135,885	$103,318,056
Short term investments	44,737,867	17,683,611
Trade accounts receivable, net	66,073,296	55,313,885
Inventories	106,202,713	93,079,620
Deferred income taxes	7,821,198	7,276,642
Other current assets	3,378,608	3,342,423
Total current assets	323,349,567	280,014,237

Property, plant and equipment, net	107,226,319	97,396,608
Goodwill	23,655,860	14,534,187
Other noncurrent assets	6,017,204	4,456,033
Total assets	$460,248,950	$396,401,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$1,113,657	$1,257,782
Trade accounts payable	22,567,291	14,217,487
Accrued liabilities	15,181,487	13,267,373
Accrued profit sharing trust contributions	6,021,136	5,138,579
Accrued cash profit sharing and commissions	7,459,428	6,170,500
Accrued workers’ compensation	2,423,764	1,685,764
Total current liabilities	54,766,763	41,737,485

Long-term debt, net of current portion	5,177,936	5,479,834
Total liabilities	59,944,699	47,217,319

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred Stock, par value $0.01; authorized shares, 5,000,000; issued and outstanding shares, none	—	—
Common Stock, par value $0.01; authorized shares, 40,000,000; issued and outstanding shares, 24,255,294 and 24,565,254 at December 31, 2003 and 2002, respectively	38,862,292	51,521,634
Deferred compensation related to stock plans	(4,456,740)	—
Retained earnings	357,916,036	297,353,812
Accumulated other comprehensive income	7,982,663	308,300
Total stockholders’ equity	400,304,251	349,183,746
Total liabilities and stockholders’ equity	$460,248,950	$396,401,065

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2003	2002	2001

Net sales	$548,181,933	$465,473,959	$415,862,601
Cost of sales	329,902,422	276,556,932	257,784,583
Gross profit	218,279,511	188,917,027	158,078,018

Operating expenses
Selling	49,668,567	44,581,335	42,230,211
General and administrative	70,538,012	58,253,069	50,031,666
	120,206,579	102,834,404	92,261,877

Income from operations	98,072,932	86,082,623	65,816,141

Interest income, net	999,486	985,107	1,587,234

Income before income taxes	99,072,418	87,067,730	67,403,375

Provision for income taxes	38,510,194	35,133,583	27,619,575
Minority interest	—	—	(734,326)

Net income	$60,562,224	$51,934,147	$40,518,126

Net income per common share
Basic	$2.46	$2.12	$1.67
Diluted	$2.42	$2.09	$1.64

Weighted average number of shares outstanding
Basic	24,571,758	24,470,067	24,216,494
Diluted	24,995,493	24,807,549	24,631,700

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the years ended December 31, 2001, 2002 and 2003

	Common Stock		Deferred Compensation Related to Stock Plans	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount

Balance, January 1, 2001	23,933,464	$40,968,501	$—	$204,901,539	$(2,188,963)	$243,681,077
Comprehensive income:
Net income	—	—	—	40,518,126	—	40,518,126
Other comprehensive income:
Translation adjustment	—	—	—	—	(1,982,506)	(1,982,506)
Comprehensive income						38,535,620
Options exercised	396,528	2,750,049	—	—	—	2,750,049
Tax benefit of options exercised	—	3,012,659	—	—	—	3,012,659
Common stock issued at $25.50 per share	5,400	137,700	—	—	—	137,700

Balance, December 31, 2001	24,335,392	46,868,909	—	245,419,665	(4,171,469)	288,117,105
Comprehensive income:
Net income	—	—	—	51,934,147	—	51,934,147
Other comprehensive income:
Change in net unrealized gains on available-for- sale investments	—	—	—	—	34,111	34,111
Translation adjustment	—	—	—	—	4,445,658	4,445,658
Comprehensive income						56,413,916
Options exercised	224,862	2,708,690	—	—	—	2,708,690
Tax benefit of options exercised	—	1,800,785	—	—	—	1,800,785
Common stock issued at $28.65 per share	5,000	143,250	—	—	—	143,250

Balance, December 31, 2002	24,565,254	51,521,634	—	297,353,812	308,300	349,183,746
Comprehensive income:
Net income	—	—	—	60,562,224	—	60,562,224
Other comprehensive income:
Change in net unrealized gains on available-for- sale investments	—	—	—	—	(30,132)	(30,132)
Translation adjustment	—	—	—	—	7,704,495	7,704,495
Comprehensive income						68,236,587
Options exercised	181,240	2,763,841	—	—	—	2,763,841
Deferred compensation related to stock options	—	5,993,554	(5,993,554)	—	—	—
Stock compensation expense	—	—	1,536,814	—	—	1,536,814
Tax benefit of options exercised	—	1,818,743	—	—	—	1,818,743
Repurchase of common stock	(500,000)	(23,525,000)	—	—	—	(23,525,000)
Common stock issued at $32.90 per share	8,800	289,520	—	—	—	289,520

Balance, December 31, 2003	24,255,294	$38,862,292	$(4,456,740)	$357,916,036	$7,982,663	$400,304,251

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2003	2002	2001

Cash flows from operating activities

Net income	$60,562,224	$51,934,147	$40,518,126
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of capital equipment	104,095	176,565	(83,677)
Depreciation and amortization	15,648,390	14,023,152	15,649,657
Gain on sale of available-for-sale investments	(2,129)	—	—
Minority interest	—	—	(734,326)
Deferred income taxes	(790,963)	(697,654)	(879,603)
Equity in income of affiliates	—	—	(256,412)
Noncash compensation related to stock plans	2,293,261	505,187	254,611
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable, net	(8,535,369)	(11,845,701)	4,025,941
Inventories	(9,791,598)	(9,118,571)	8,043,158
Other current assets	537,810	368,247	1,170,040
Other noncurrent assets	(463,122)	107,110	953,128
Trade accounts payable	6,458,326	(2,501,005)	(1,594,126)
Accrued liabilities	961,985	2,709,504	222,705
Accrued profit sharing trust contributions	795,255	403,632	788,154
Accrued cash profit sharing and commissions	1,279,881	4,180,405	(990,738)
Accrued workers’ compensation	738,000	440,000	(230,000)
Income taxes payable	1,556,164	(313,796)	6,306,507
Total adjustments	10,789,986	(1,562,925)	32,645,019

Net cash provided by operating activities	71,352,210	50,371,222	73,163,145

Cash flows from investing activities
Capital expenditures	(21,592,265)	(27,953,218)	(25,571,460)
Proceeds from sale of capital equipment	142,278	137,533	919,715
Asset acquisitions, net of cash acquired and equity
interest already owned	(9,610,669)	(1,527)	(14,083,805)
Purchases of available-for-sale investments	(78,890,059)	(39,049,500)	—
Sales of available-for-sale investments	51,807,800	21,400,000	—
Net cash used in investing activities	(58,142,915)	(45,466,712)	(38,735,550)

Cash flows from financing activities
Issuance of debt	1,468,903	121,881	1,276,625
Repayment of debt	(2,849,545)	(897,770)	(1,690,568)
Buyback of common stock	(23,525,000)	—	—
Issuance of Company’s common stock	3,053,361	2,851,940	2,887,749
Net cash provided by (used in) financing activities	(21,852,281)	2,076,051	2,473,806

Effect of exchange rate changes on cash	460,815	465,545	(447,109)

Net increase (decrease) in cash and cash equivalents	(8,182,171)	7,446,106	36,454,292
Cash and cash equivalents at beginning of period	103,318,056	95,871,950	59,417,658
Cash and cash equivalents at end of period	$95,135,885	$103,318,056	$95,871,950

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for
Interest	$426,276	$410,070	$441,278
Income taxes	$37,885,039	$36,068,543	$23,820,694

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.                                       Operations and Summary of Significant Accounting Policies

Nature of Operations

Simpson Manufacturing Co., Inc., through its subsidiaries Simpson Strong-Tie Company Inc. (“Simpson Strong-Tie”) and Simpson Dura-Vent Company, Inc. and its other subsidiaries (collectively, the “Company”), designs, engineers and manufactures wood-to-wood, wood-to-concrete and wood-to-masonry connectors, pre-fabricated shearwalls and venting systems for gas and wood burning appliances. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself markets. Simpson Strong-Tie also offers a line of adhesives, mechanical anchors and powder actuated tools for concrete, masonry and steel.

The Company operates exclusively in the building products industry. The Company’s products are sold primarily throughout North America and Europe. Revenues have some geographic market concentration on the West Coast. A portion of the Company’s business is therefore dependent upon economic activity within this region and market.

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

Revenue Recognition

The Company recognizes revenue as title to products is transferred to customers or services are rendered, net of applicable provision for discounts, returns and allowances whether actual or estimated based on the Company’s experience.

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

Investments

The Company’s investments in debt securities are classified as available-for-sale investments and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses are reported as a separate component of stockholders’ equity. The Company also has a minority investment in a privately held company. These kinds of investments are carried at cost, unless the Company has the ability to exert significant influence, and are classified as long-term investments.

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

Leasehold improvements are amortized using the straight-line method over the shorter of the expected life or the remaining term of the lease. Amortization of intangible assets is computed using the straight-line method over the estimated useful lives of the assets.

Product Research and Development Costs

Product research and development costs, which are included in cost of sales, were charged against income as incurred and approximated $4,063,000, $3,659,000 and $2,747,000 in 2003, 2002 and 2001, respectively.

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

Foreign Currency Translation

The local currency is the functional currency of the Company’s operations in Europe and Canada. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the year. The translation adjustment resulting from this process is shown separately as a component of stockholders’ equity. Foreign currency transaction gains or losses are included in general and administrative expenses and have not been significant in any of the years presented.

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

The Rights will expire on July 29, 2009, or they may be redeemed by the Company at one cent per Right prior to that date. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company. One million shares of the Company’s Preferred Stock have been designated Series A Participating Preferred Stock and reserved for issuance on exercise of the Rights. No event during 2003 made the Rights exercisable.

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

Net Income per Common Share

Basic net income per common share is computed based upon the weighted average number of common shares outstanding. Potentially dilutive shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	2003			2002			2001
	Net Income	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share
Basic EPS
Income available to common stockholders	$60,562,224	24,571,758	$2.46	$51,934,147	24,470,067	$2.12	$40,518,126	24,216,494	$1.67

Effect of Dilutive Securities
Stock options	—	423,735	(0.04)	—	337,482	(0.03)	—	415,206	(0.03)

Diluted EPS
Income available to common stockholders	$60,562,224	24,995,493	$2.42	$51,934,147	24,807,549	$2.09	$40,518,126	24,631,700	$1.64

Comprehensive Income

Comprehensive income, which is included in the consolidated statement of stockholders’ equity, is defined as net income plus other comprehensive income. Other comprehensive income includes changes in foreign currency translation adjustments recorded directly into stockholders’ equity and changes in net unrealized gains on available-for-sale investments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in U.S. Treasury and other fixed income instruments and trade accounts receivable. The Company maintains its cash in demand deposit and money market accounts held primarily by four banks.

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

The Company has adopted SFAS No. 123 and SFAS No. 148 and has used the prospective method of applying SFAS No. 123 for the transition. For stock options granted prior to January 1, 2003, the Company will continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equaled or exceeded the market price on the date of grant for options issued by the Company, no compensation expense has been recognized for stock options granted prior to January 1, 2003. For the year ended December 31, 2003, the Company has recognized an after-tax expense of approximately $940,000 related to stock options granted during the year.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123 (see Note 13), as amended by SFAS No. 148, the Company’s net income and earnings per share would have been as follows:

	Years Ended December 31,
	2002	2001

Net income, as reported	$51,934,147	$40,518,126
Less compensation cost calculated under SFAS No. 123	1,283,573	627,482
Pro forma	50,650,574	39,890,644

Earnings per share
Basic, as reported	2.12	1.67
Basic, pro forma	2.07	1.65

Diluted, as reported	2.09	1.64
Diluted, pro forma	2.04	1.62

The fair value of each option granted was estimated on the date of grant using the Black-Sholes option-pricing model with the following assumptions: risk-free interest rate of 4.01% and 4.46% for 2002 and 2001, respectively; no dividend yield for both years; expected lives of 6.2 years for options granted for 2002 and 2001; and volatility of 29.2% and 29.8% for 2002 and 2001, respectively. The weighted average fair value per share of options granted for 2002 and 2001 was $12.34 and $11.18, respectively. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. The Company believes that the effect on its net income in 2004 will be a charge of approximately $2,500,000 related to stock options granted during 2003 and 2004.

With the adoption of SFAS Statement No. 123 and SFAS Statement No. 148, the expense for the estimated fair value of the stock options awarded is recorded over the vesting period of each option commencing in the year in which the option is granted rather than during the year in which the option is earned as in the pro forma computation. Accordingly, the amount expensed differs from the pro forma expense disclosure under SFAS Statement No. 123.

Adoption of Statements of Financial Accounting Standards

In July 2001, the FASB issued SFAS Statement No. 142, “Goodwill and Other Intangible Assets” which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. SFAS Statement No. 142 is effective for the Company’s fiscal year beginning January 1, 2002. Goodwill and intangible assets acquired after June 30, 2001, however, are subject immediately to the non-amortization and amortization provisions of this Statement. The following table presents the effect of SFAS Statement No. 142 on net income and earnings per share had the accounting standard been in effect for the year ended December 31, 2001:

Year Ended December 31, 2001

Net income, as reported	$40,518,126
Amortization of goodwill	1,672,215
Pro forma	$42,190,341

Earnings per share
Basic, as reported	1.67
Basic, pro forma	1.74

Diluted, as reported	1.64
Diluted, pro forma	1.71

The Company reviews its indefinite lived intangible assets annually, in the fourth quarter of each year, for impairment. Should losses in the Company’s UK operations continue, the value of the goodwill there, carried on the balance sheet at approximately $4.7 million, may not be supported and the goodwill may be partially or fully impaired. This would result in a noncash charge to income.

The changes in the carrying amount of goodwill not subject to amortization as of December 31, 2002 and 2003 is as follows:

	Goodwill	Accumulated Amortization	Net Goodwill

Balance at January 1, 2002	$16,082,319	$(3,184,963)	$12,897,356
Impairment of goodwill	(189,067)	—	(189,067)
Foreign exchange	1,825,898	—	1,825,898
Balance at December 31, 2002	17,719,150	(3,184,963)	14,534,187
Goodwill related to the acquisition of MGA	6,709,088	—	6,709,088
Foreign exchange	2,412,585	—	2,412,585
Balance at December 31, 2003	26,840,823	(3,184,963)	23,655,860

The changes in the carrying amount of intangible assets subject to amortization as of December 31, 2002 and 2003 is as follows:

	Intangible Assets	Accumulated Amortization	Net Intangible Assets

Balance at January 1, 2002	$3,039,159	$(580,834)	$2,458,325
Amortization	—	(348,648)	(348,648)
Foreign exchange	18,198	—	18,198
Balance at December 31, 2002	3,057,357	(929,482)	2,127,875
Acquisitions	1,637,615	—	1,637,615
Amortization	—	(573,748)	(573,748)
Foreign exchange	178,102	—	178,102
Balance at December 31, 2003	4,873,074	(1,503,230)	3,369,844

At December 31, 2003, estimated future amortization of intangible assets is as follows:

2004	$728,092
2005	728,092
2006	670,554
2007	413,380
2008	220,610
Thereafter	609,116
$3,369,844

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2003 presentation with no effect on net income or retained earnings as previously reported.

2.                                       Acquisitions

In May 2003, Simpson Strong-Tie Canada Limited, the Company’s wholly-owned Canadian subsidiary, completed the purchase of 100% of the equity of MGA Construction Hardware & Steel Fabricating Limited and MGA Connectors Limited, both Canadian federal corporations (collectively, “MGA”), for approximately $9.8 million in cash. MGA manufactures and distributes connector products throughout Canada and portions of the United States. The amount of goodwill that resulted from this purchase is approximately $6.7 million.

In January 2001, Simpson Strong-Tie International, Inc. (“SSTI”), a subsidiary of the Company, acquired 100% of the shares of BMF Bygningsbeslag A/S (“BMF”) of Denmark for approximately $13.6 million in cash. BMF manufactures and distributes connector products in northern and central Europe. The amount of goodwill that resulted from this purchase is approximately $8.4 million. In August 2001, the German subsidiary of BMF purchased the remaining 51% stake in Bulldog-Simpson GmbH (“Bulldog”) for approximately $0.6 million in cash.

Results of operations for the entities acquired in 2003 and 2001, accounted for under the purchase method of accounting, for periods prior to the acquisition were not material to the Company on either an individual or aggregate basis, and accordingly, pro forma results of operations have not been presented.

3.                                       Trade Accounts Receivable

Trade accounts receivable consist of the following:

	December 31,
	2003	2002

Trade accounts receivable	$68,717,357	$57,441,613
Allowance for doubtful accounts	(1,889,210)	(1,741,321)
Allowance for sales discounts	(754,851)	(386,407)
	$66,073,296	$55,313,885

The Company sells products on credit and generally does not require collateral. One customer accounted for approximately 16% and another for approximately 10% of trade accounts receivable as of December 31, 2003.

4.                                       Inventories

The components of inventories consist of the following:

	December 31,
	2003	2002

Raw materials	$38,822,274	$30,684,411
In-process products	15,132,723	13,169,570
Finished products	52,247,716	49,225,639
	$106,202,713	$93,079,620

5.                                       Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

	December 31,
	2003	2002

Land	$13,133,848	$12,366,824
Buildings and site improvements	64,054,606	54,108,232
Leasehold improvements	5,833,533	5,833,165
Machinery and equipment	125,987,726	112,767,419
	209,009,713	185,075,640
Less accumulated depreciation and amortization	(105,397,774)	(92,943,166)
	103,611,939	92,132,474
Capital projects in progress	3,614,380	5,264,134
	$107,226,319	$97,396,608

Included in property, plant and equipment at December 31, 2003 and 2002, are fully depreciated assets with an original cost of approximately $42,188,000 and $38,638,000, respectively. These fully depreciated assets are still in use in the Company’s operations.

6.                                       Investments

The Company has a 35% investment in Keymark Enterprises, LLC (“Keymark”) (see Note 12), for which it accounts using the equity method. The Company believes that the carrying value of its investment in Keymark exceeds its fair value and therefore has written down the value of its investment to zero. The Company’s equity in the earnings or losses of this investment or its initial 49% investment in Bulldog (see Note 2) were not material in any of the three years ended December 31, 2003.

Available-For-Sale Investments

The Company’s investments in all debt securities are classified as either cash and cash equivalents or available-for-sale investments. As of December 31, 2003 and 2002, the Company’s investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At December 31, 2003
Debt investments
Municipal bonds	$44,733,887	$27,380	$23,400	$44,737,867
Commercial paper	5,705,141	—	—	5,705,141
Total debt investments	50,439,028	27,380	23,400	50,443,008
Money market instruments and funds	10,615	—	—	10,615
	$50,449,643	$27,380	$23,400	$50,453,623

At December 31, 2002
Debt investments
Municipal bonds	$16,642,819	$34,111	$—	$16,676,930
Commercial paper	8,413,846	—	—	8,413,846
Total debt investments	25,056,665	34,111	—	25,090,776
Money market instruments and funds	44,219	—	—	44,219
	$25,100,884	$34,111	$—	$25,134,995

Of the total estimated fair value of debt securities, $5,715,756 and $7,451,384 was classified as cash equivalents as of December 31, 2003 and 2002, respectively, and $44,737,867 and $17,683,611 was classified as short-term investments as of December 31, 2003 and 2002, respectively.

As of December 31, 2003, contractual maturities of the Company’s available-for-sale investments were as follows:

	Amortized Cost	Estimated Fair Value

Amounts maturing in less than 1 year	$9,789,209	$9,778,976
Amounts maturing in 1 to 5 years	4,748,399	4,760,712
Amounts maturing in 5 to 10 years	3,121,109	3,128,007
Amounts maturing after 10 years	27,075,170	27,070,172
	$44,733,887	$44,737,867

During the year ended December 31, 2003, the Company realized gains of $2,129 on the sale of available-for-sale investments.

7.                                       Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2003	2002

Sales incentive and advertising allowances	$9,600,613	$7,083,275
Vacation liability	3,132,463	2,746,831
Other	2,448,411	3,437,267
	$15,181,487	$13,267,373

8.                                       Debt

The outstanding debt at December 31, 2003 and 2002, and the available credit at December 31, 2003, consisted of the following:

	Available on Credit Facility at December 31, 2003	Debt Outstanding at December 31,
		2003	2002

Revolving line of credit, interest at bank’s base rate less 0.5% (at December 31, 2003 the bank’s reference rate less 0.5% was 3.50%), matures November 2004, commitment fees are paid at the annual rate of 0.125% on the unused portion of the facility	$12,964,385	$—	$—

Revolving term commitment, interest at bank’s prime rate less 0.5% (at December 31, 2003, the bank’s prime rate less 0.5% was 3.50%), matures June 2005, commitment fees are paid at the annual rate of 0.125% on the unused portion of the facility	9,200,000	—	—

Revolving line of credit, interest rate at 4.50%, matures June 2004	4,686,527	—	530,515

Revolving line of credit, interest rate at the bank’s base rate of interest plus 2% (at December 31, 2003, this rate was 5.75%), matures September 2004, has an annual commission charge of 0.45%	444,476	—	—

Term loan, interest at LIBOR plus 1.375% (at December 31, 2003, LIBOR plus 1.375% was 2.535%), matures May 2008	—	1,350,000	1,650,000

Term loans, interest rates from 2.94% to 6.00%, maturities between 2006 and 2018	—	4,941,593	4,557,101

Standby letter of credit facilities	835,615	—	—
	28,131,003	6,291,593	6,737,616
Less current portion		(1,113,657)	(1,257,782)
		$5,177,936	$5,479,834
Less standby letters of credit issued and outstanding	(835,615)
	$27,295,388

The revolving lines of credit are guaranteed by the Company and its subsidiaries. At December 31, 2003, the Company had one outstanding standby letter of credit in the amount of $835,615 to guarantee performance on the Company’s leased facility in the United Kingdom. This letter of credit matures in January 2005.

9.                                       Commitments and Contingencies

Leases

Certain properties occupied by the Company are leased. The leases expire at various dates through 2012 and generally require the Company to assume the obligations for insurance, property taxes and maintenance of the facilities.

Some of the properties were leased from partnerships formed by certain current and former Company stockholders, directors, officers and employees. Rental expenses under these related party leases were as follows:

	Years Ended December 31,
	2003	2002	2001

Simpson Investment Company	$—	$—	$82,331
Doolittle Investors	367,992	367,992	253,080
Vacaville Investors	454,874	452,736	438,898
Vicksburg Investors	64,226	385,356	368,543
Columbus Westbelt Investment Co.	626,328	626,328	626,328
	$1,513,420	$1,832,412	$1,769,180

In June 2001, the Company purchased the property that was subject to the lease with Simpson Investment Company for approximately $1.7 million (See Note 12). Rental expense for 2003, 2002 and 2001 with respect to all other leased property was approximately $4,510,000, $4,091,000 and $3,790,000, respectively.

At December 31, 2003, minimum rental commitments under all noncancelable leases are as follows:

2004	$5,175,141
2005	4,827,259
2006	4,434,167
2007	4,091,136
2008	2,283,458
Thereafter	3,908,732
$24,719,893

Some of these minimum rental commitments that involve the related parties described above and in Note 12 contain renewal options and provide for periodic rental adjustments based on changes in the consumer price index or current market rental rates.

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

At one of the Company’s operating facilities, evidence of contamination resulting from activities of prior occupants was discovered. The Company took certain remedial actions at the facility in 1990 and continues to monitor the condition of this property. The Company does not believe that any further action will be required. The Company does not believe that this matter will have a material adverse effect on its financial condition, cash flows or results of operations.

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

10.                                 Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
	2003	2002	2001
Current
Federal	$32,352,000	$29,918,000	$24,700,000
State	5,939,000	5,809,000	4,196,000
Foreign	665,000	142,000	234,000
Deferred	(445,806)	(735,417)	(1,510,425)
	$38,510,194	$35,133,583	$27,619,575

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes are as follows:

	Years Ended December 31,
	2003	2002	2001

Federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.6%	4.1%	4.3%
Other	0.3%	1.3%	1.2%
Effective income tax rate	38.9%	40.4%	40.5%

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 2003, 2002 and 2001, were as follows:

	Years Ended December 31,
	2003	2002	2001
Current deferred tax assets
State tax	$1,895,792	$1,942,732	$1,451,474
Compensation related to stock plans	—	82,732	82,732
Workers’ compensation	953,242	662,994	489,947
Health claims	933,800	680,385	325,957
Vacation accrual	874,188	793,313	556,617
Accounts receivable allowance	557,924	610,238	1,451,457
Inventories	2,175,981	2,095,916	1,312,195
Sales incentive and advertising allowances	328,914	189,104	176,708
Rental reserve	—	140,452	293,538
Other	101,357	78,776	335,878
	$7,821,198	$7,276,642	$6,476,503

Long-term deferred tax assets (liabilities)
Depreciation	$1,153,749	$1,679,032	$1,681,767
Goodwill amortization	265,278	566,471	870,283
Deferred compensation related to stock options	554,746	—	—
State tax credit carryforward	81,981	—	—
Other	(447,204)	(725,037)	(758,448)
	$1,608,550	$1,520,466	$1,793,602

No valuation allowance has been recorded for deferred tax assets for the years ended December 31, 2003, 2002 and 2001, due to the Company’s taxable income in 2003 and prior years.

11.                                 Retirement Plans

The Company has six defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. Two of the plans, covering U.S. employees, provide for annual contributions in amounts that the Board of Directors may authorize, subject to certain limitations, but in no event more than the amounts permitted under the Internal Revenue Code as deductible expense. The other four plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2003, 2002 and 2001, was approximately $6,325,000, $5,197,000 and $4,769,000, respectively.

The Company also contributes to various industry-wide, union-sponsored pension funds for union, hourly employees. Payments to these funds aggregated approximately $2,002,000, $1,524,000 and $1,077,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

12.                                 Related Party Transactions

In 2003, the Company purchased 500,000 shares of its Common Stock for approximately $23,525,000 from the Simpson PSB Fund to offset the dilution of stock options granted in 2003. The Chairman and the President and Chief Executive Officer of the Company, who are directors and significant stockholders of the Company, serve as directors and officers of the Simpson PSB Fund (a charitable organization). The price per share was $47.05 which was the closing price on the day before the transaction less $0.50. The independent members of the Board of Directors unanimously approved this transaction.

In 2003, the Company paid $500,000 for an additional 5% ownership interest in Keymark. The Company now owns 35% of Keymark (see Note 6). The Company paid $550,472 and $800,000 in 2002 and 2001, respectively, to Keymark. The payments were related to the development of specified features in the Keymark software as well as for expenses related to marketing the software.

In 2003, the Company’s Chief Executive Officer leased an airplane that is managed by a charter company unrelated to the Company. The Company pays the charter company standard hourly rates when this airplane is hired for use by its Chief Executive Officer in travel between his home and Company offices or by him and other Company employees in travel on Company business. As lessee of the airplane, the Company’s Chief Executive Officer is also responsible for its maintenance and receives a portion of each payment to the charter company for its use, whether by the Company or others. The total cost to the Company for this and other airplanes that are used, including $34,717 paid to the Company’s Chief Executive Officer for compensation, was approximately $352,000 in 2003. The independent members of the Board of Directors unanimously approved this arrangement.

In 2003, the Company paid approximately $90,000 to Barclay Simpson Fine Arts, an art gallery owned by the Company’s Chairman, for artwork to decorate the Company’s offices. In January 2004, the Company made an additional purchase of approximately $4,000. The independent members of the Board of Directors unanimously approved these purchases after a review of an independent appraisal and a review of the cost of comparable artwork.

In 2001, the Company purchased for approximately $1.7 million the property that had been subject to the lease with Simpson Investment Company. The independent members of the Board of Directors unanimously approved this transaction.

See Note 9 regarding related party transactions involving Company leases.

13.                                 Stock Option and Stock Bonus Plans

The Company currently has two stock option plans. One is principally for the Company’s employees and the other is for the Company’s independent directors. Participants are granted options only if the company-wide and/or profit center operating goals, established by the Compensation Committee of the Board of Directors at the beginning of the year, are met. In 2003, the Company met most of the operating goals established for both of its stock option plans and committed to grant options to purchase 579,500 shares in 2004. During 2002, the Company met most of the operating goals established for its stock option plans, and accordingly, granted options to purchase 505,500 shares in 2003. The Company has recognized an after-tax expense of approximately $940,000 for these options. During 2001, the Company met some of the operating goals established for one of its stock option plans, and accordingly, granted options to purchase 19,000 shares. These options have exercise prices ranging from $46.07 to $55.95 per share for 2003, exercise prices ranging from $32.90 to $36.19 per share for 2002 and an exercise price of $28.65 for 2001.

The following table summarizes the Company’s stock option activity for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001
Non-Qualified Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	1,220,708	$24.62	947,160	$16.97	1,325,294	$13.97
Granted	579,500	50.84	503,500	32.91	19,000	28.65
Additional shares granted	—	—	2,000	32.90	—	—
Exercised	(181,240)	15.25	(224,862)	12.05	(396,528)	6.94
Forfeited	(4,584)	29.47	(7,090)	19.55	(606)	21.88
Outstanding at end of year	1,614,384	35.08	1,220,708	24.62	947,160	16.97

The numbers of shares for which stock options were exercisable at the end of 2003, 2002 and 2001 were 611,506, 608,523 and 699,720, respectively.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2003, including those committed to be granted in 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding at December 31, 2003	Weighted- Average Exercise Price

$16.66 to $18.66	122,014	1.0 years	$16.67	122,014	$16.67
$18.31 to $20.59	158,177	2.0 years	18.72	158,177	18.72
$19.47 to $24.06	223,369	3.0 years	21.82	214,042	21.82
$25.50	14,000	4.0 years	25.50	10,208	25.50
$28.65	18,000	5.0 years	28.65	8,625	28.65
$32.90 to $36.19	499,324	6.0 years	32.91	98,440	32.93
$46.07 to $55.95	579,500	7.0 years	50.84	—	—
$16.66 to $55.95	1,614,384	5.1 years	35.08	611,506	21.93

The fair value of the 501,500 stock options granted on January 1, 2003, under the employee plan was estimated using the Black-Sholes option pricing model with the following assumptions: risk-free interest rate of 4.01%; no dividend yield; expected life of 6.2 years; and volatility of 29.2%. The weighted average fair value per share of these options is $12.34, the exercise price is $32.90 for 500,500 shares and $36.19 for 1,000 shares. The assumption are the same for the 4,000 stock options granted on February 14, 2003, under the independent director plan except that the expected life used was 6.3 years. The weighted average fair value per share of these options is $12.81 and the exercise price is $33.95.

The tax benefit to the Company from the exercise of stock options, a reduction of the Company’s income tax payable, was $1,818,743, $1,800,785 and $3,012,659 for 2003, 2002 and 2001, respectively.

The Company also maintains a Stock Bonus Plan whereby, for each ten years of continuous employment with the Company, each employee who does not participate in one of the Company’s stock option plans receives up to 200 shares of common stock. In 2003, 2002 and 2001, the Company committed to issue 9,000, 8,800 and 5,000 shares, respectively, which resulted in compensation charges of $756,447, $505,187 and $254,611, respectively. These employees are also compensated for the income taxes payable as a result of the stock bonuses. The shares are issued in the year following the year in which they are earned.

14.                                 Segment Information

The Company is organized into two primary segments. The segments are defined by types of products manufactured, marketed and distributed to the Company’s customers. The two product segments are construction connector products and venting products. These segments are differentiated in several ways, including the types of materials, the production processes, the distribution channels and the product applications. Transactions between the two segments were immaterial for each of the years presented.

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of December 31, 2003, 2002 and 2001, or for the years then ended:

2003	Connector Products	Venting Products	All Other	Total

Net sales	$473,608,000	$74,574,000	$—	$548,182,000
Income from operations	87,255,000	11,058,000	(240,000)	98,073,000
Depreciation and amortization	13,734,000	1,897,000	17,000	15,648,000
Capital expenditures and acquisitions	29,486,000	1,717,000	—	31,203,000
Total assets	272,917,000	38,628,000	148,704,000	460,249,000

2002	Connector Products	Venting Products	All Other	Total

Net sales	$394,922,000	$70,552,000	$—	$465,474,000
Income from operations	76,613,000	9,569,000	(99,000)	86,083,000
Depreciation and amortization	12,093,000	1,903,000	27,000	14,023,000
Capital expenditures and acquisitions	26,360,000	1,595,000	—	27,955,000
Total assets	228,601,000	39,723,000	128,077,000	396,401,000

2001	Connector Products	Venting Products	All Other	Total

Net sales	$345,785,000	$70,078,000	$—	$415,863,000
Income from operations	57,082,000	8,734,000	—	65,816,000
Depreciation and amortization	13,518,000	2,043,000	89,000	15,650,000
Capital expenditures and acquisitions	38,569,000	1,086,000	—	39,655,000
Total assets	189,756,000	39,675,000	100,181,000	329,612,000

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore has been included in the total assets of the segment entitled “All Other.” Cash and short term investment balances in the All Other segment were approximately $139,021,000, $118,948,000 and $91,647,000 as of December 31, 2003, 2002 and 2001, respectively.

The following table illustrates how the Company’s net sales and long-lived assets are distributed geographically as of December 31, 2003, 2002 and 2001, or for the years then ended.

	2003		2002		2001
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets

United States	$467,148,000	$98,042,000	$413,205,000	$88,442,000	$371,068,000	$73,971,000
Denmark	37,630,000	14,869,000	22,183,000	13,178,000	19,107,000	11,217,000
Other countries	43,404,000	24,018,000	30,086,000	13,246,000	25,688,000	12,662,000
	$548,182,000	$136,929,000	$465,474,000	$114,866,000	$415,863,000	$97,850,000

Net sales and long-lived assets are attributable to the country where the operations are located.

Net sales of approximately 11% for the year ended December 31, 2003, and 12% in each of the years ended December 31, 2002 and 2001, were to one customer and were attributable mostly to the Connector segment.

15.               Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for each of the quarters in 2003 and 2002:

Selected Quarterly Financial Data (Unaudited)

	2003				2002
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$133,373	$151,892	$146,461	$116,456	$108,660	$130,293	$124,150	$102,371
Cost of sales	81,918	91,569	85,570	70,845	66,273	74,597	72,510	63,178
Gross profit	51,455	60,323	60,891	45,611	42,387	55,696	51,640	39,193

Selling expense	13,382	12,376	12,384	11,527	12,408	10,510	11,134	10,529
General and administrative expense	16,619	18,719	19,601	15,599	12,329	17,718	15,711	12,494
Income from operations	21,454	29,228	28,906	18,485	17,650	27,468	24,795	16,170

Interest income, net	321	441	107	130	292	218	216	258
Income before income taxes	21,775	29,669	29,013	18,615	17,942	27,686	25,011	16,428

Provision for income taxes	8,477	11,111	11,331	7,590	7,344	10,971	10,119	6,698
Net income	$13,298	$18,558	$17,682	$11,025	$10,598	$16,715	$14,892	$9,730

Basic net income per share of common stock	$0.54	$0.75	$0.72	$0.45	$0.43	$0.68	$0.61	$0.40

Diluted net income per share of common stock	$0.53	$0.74	$0.71	$0.44	$0.43	$0.67	$0.60	$0.39

The Company’s results of operations fluctuate from quarter to quarter. The fluctuations are caused by various factors, primarily the increase in construction activity during warmer months of the year.

16.               Subsequent Events

In January 2004, the Company’s Board of Directors declared a dividend of $0.10 per share, a total of approximately $2,500,000 to be paid on April 20, 2004, to stockholders of record on April 5, 2004.

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

for the years ended December 31, 2003, 2002 and 2001

Column A	Column B	Column C Additions		Column D	Column E
Classification	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts – Write-offs	Deductions	Balance at End of Year

Year Ended December 31, 2003
Allowance for doubtful accounts	$1,741,321	$1,428,732	$—	$1,280,843	$1,889,210
Allowance for obsolete inventory	6,097,377	669,927	—	1,581,119	5,186,185

Year Ended December 31, 2002
Allowance for doubtful accounts	3,736,098	1,380,955	—	3,375,732	1,741,321
Allowance for obsolete inventory	3,547,330	3,526,201	—	976,154	6,097,377

Year Ended December 31, 2001
Allowance for doubtful accounts	1,201,289	3,181,123	—	646,314	3,736,098
Allowance for obsolete inventory	3,000,792	1,763,481	—	1,216,943	3,547,330

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date. No significant changes in the Company’s internal controls or other factors have occurred that could significantly affect internal controls subsequent to that date.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 7, 2004, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2003, which will set forth certain information with respect to the directors and executive officers of the Registrant and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 7, 2004, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2003, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 7, 2004, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2003, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 7, 2004, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2003, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 7, 2004, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2003, which will set forth certain information with respect to principal accountant fees and services and is incorporated herein by reference.

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a.                                       Exhibits

11.                                 Statement re computation of earnings per share.

21.                                 List of Subsidiaries of the Registrant.

23.                                 Consent of Independent Accountants.

31.                                 Rule 13a-14(a)/15d-14(a) Certifications.

32.                                 Section 1350 Certifications.

b.                                      Reports on Form 8-K

Report on Form 8-K, dated October 21, 2003, reporting under item 9 the Company’s announcement of its third quarter 2003 earnings.

Report on Form 8-K, dated November 7, 2003, reporting under item 5 the repurchase of 500,000 shares of the Company’s Common Stock.

Report on Form 8-K, dated November 17, 2003, reporting under Item 5 the resignation of Sunne Wright McPeak from the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2004		Simpson Manufacturing Co., Inc.
(Registrant)

	By	/s/ Michael J. Herbert
Michael J. Herbert
Chief Financial Officer and Duly Authorized Officer of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/ Thomas J Fitzmyers	President, Chief Executive	February 26, 2004
(Thomas J Fitzmyers)	Officer and Director

Chief Financial Officer:

/s/ Michael J. Herbert	Chief Financial Officer,	February 26, 2004
(Michael J. Herbert)	Treasurer and Secretary
(principal accounting and financial officer)

Directors:

/s/ Barclay Simpson	Chairman of the Board	February 26, 2004
(Barclay Simpson)

Director
(Jennifer A. Chatman)

/s/ Earl F. Cheit	Director	February 26, 2004
(Earl F. Cheit)

/s/ Stephen B. Lamson	President and Chief Operating	February 26, 2004
(Stephen B. Lamson)	Officer, Simpson Strong-Tie
Company Inc., and Director

/s/ Peter N. Louras	Director	February 26, 2004
(Peter N. Louras)

Director
(Robin G. MacGillivray)

/s/ Barry Lawson Williams	Director	February 26, 2004
(Barry Lawson Williams)