Form 10-Q
period 2004-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2004-05-05
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒   No   ☐

The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2004:                                            24,276,394

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,
	(Unaudited)		December 31,
	2004	2003	2003

ASSETS
Current assets
Cash and cash equivalents	$70,446,242	$89,976,762	$95,135,885
Short-term investments	45,456,581	22,105,675	44,737,867
Trade accounts receivable, net	106,004,468	71,803,708	66,073,296
Inventories	115,290,897	99,634,575	106,202,713
Deferred income taxes	7,624,878	7,456,455	7,821,198
Other current assets	4,248,835	4,892,069	4,293,705
Total current assets	349,071,901	295,869,244	324,264,664

Property, plant and equipment, net	108,477,981	101,529,045	107,226,319
Goodwill	23,444,265	14,754,292	23,655,860
Other noncurrent assets	7,030,061	5,348,950	6,545,547
Total assets	$488,024,208	$417,501,531	$461,692,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$2,666,161	$2,631,986	$1,113,657
Trade accounts payable	20,392,693	18,974,017	22,567,291
Accrued liabilities	17,902,826	11,902,102	15,181,487
Income taxes payable	8,412,050	5,633,884	—
Accrued profit sharing trust contributions	2,082,057	1,587,011	6,021,136
Accrued cash profit sharing and commissions	10,583,238	6,721,002	7,459,428
Accrued workers’ compensation	2,473,764	1,880,764	2,423,764
Total current liabilities	64,512,789	49,330,766	54,766,763

Long-term debt, net of current portion	5,199,434	5,278,586	5,177,936
Other long-term liabilities	1,112,856	675,769	1,443,440
Total liabilities	70,825,079	55,285,121	61,388,139

Commitments and contingencies (Notes 6 and 7)

Stockholders’ equity
Common stock	36,573,509	52,502,790	34,405,552
Retained earnings	373,437,866	308,378,713	357,916,036
Accumulated other comprehensive income	7,187,754	1,334,907	7,982,663
Total stockholders’ equity	417,199,129	362,216,410	400,304,251
Total liabilities and stockholders’ equity	$488,024,208	$417,501,531	$461,692,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2004	2003

Net sales	$159,915,734	$116,456,180
Cost of sales	95,337,098	70,845,600
Gross profit	64,578,636	45,610,580

Operating expenses:
Selling	13,045,528	11,526,709
General and administrative	22,225,820	15,598,725
	35,271,348	27,125,434

Income from operations	29,307,288	18,485,146

Interest income, net	272,847	129,950

Income before income taxes	29,580,135	18,615,096

Provision for income taxes	11,630,665	7,590,194

Net income	$17,949,470	$11,024,902

Net income per common share
Basic	$0.74	$0.45
Diluted	$0.73	$0.44

Cash dividends declared per common share	$0.10	$—

Number of shares outstanding
Basic	24,272,272	24,581,348
Diluted	24,664,270	24,902,398

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2004	2003

Net income	$17,949,470	$11,024,902

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(796,276)	1,039,283
Change in net unrealized gains on available-for-sale investments	1,367	(12,676)

Comprehensive income	$17,154,561	$12,051,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities
Net income	$17,949,470	$11,024,902
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of capital equipment	(40,997)	(36,326)
Depreciation and amortization	4,717,031	3,966,453
Deferred income taxes and long-term liabilities	59,098	(669,914)
Noncash compensation related to stock plans	1,506,133	575,147
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable, net	(40,007,624)	(16,384,384)
Inventories	(9,325,265)	(6,024,822)
Trade accounts payable	(2,267,281)	4,535,400
Income taxes payable	10,145,487	7,220,682
Accrued profit sharing trust contributions	(3,931,734)	(3,562,218)
Accrued cash profit sharing and commissions	3,125,651	549,212
Other current assets	(2,457,741)	(2,811,729)
Accrued liabilities	316,074	(1,408,331)
Accrued workers’ compensation	50,000	195,000
Other noncurrent assets	26,543	(70,715)
Total adjustments	(38,084,625)	(13,926,545)

Net cash used in operating activities	(20,135,155)	(2,901,643)

Cash flows from investing activities
Capital expenditures	(6,151,311)	(7,600,876)
Asset acquisitions, net of cash acquired	—	(65,684)
Proceeds from sale of capital equipment	40,541	39,705
Purchases of available-for-sale investments	(26,217,348)	(8,443,908)
Sales of available-for-sale investments	25,500,000	4,009,168
Net cash used in investing activities	(6,828,118)	(12,061,595)

Cash flows from financing activities
Line of credit borrowings	1,874,190	1,323,368
Repayment of debt and line of credit borrowings	(125,498)	(318,230)
Issuance of common stock	684,455	482,283
Net cash provided by financing activities	2,433,147	1,487,421

Effect of exchange rate changes on cash	(159,517)	134,523

Net decrease in cash and cash equivalents	(24,689,643)	(13,341,294)
Cash and cash equivalents at beginning of period	95,135,885	103,318,056
Cash and cash equivalents at end of period	$70,446,242	$89,976,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.                                       Basis of Presentation

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America have been condensed or omitted. These interim statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Simpson Manufacturing Co., Inc.’s (the “Company’s”) 2003 Annual Report on Form 10-K (the “2003 Annual Report”).

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

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS
Income available to common stockholders	$17,949,470	24,272,272	$0.74	$11,024,902	24,581,348	0.45

Effect of Dilutive Securities
Stock options	—	391,998	(0.01)	—	321,050	(0.01)

Diluted EPS
Income available to common stockholders	$17,949,470	24,664,270	$0.73	$11,024,902	24,902,398	$0.44

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

The Company has adopted SFAS No. 148 and SFAS No. 123 and has used the prospective method of applying SFAS No. 123 for the transition. For stock options that have been granted prior to January 1, 2003, the Company will continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equaled or exceeded the market price on the date of grant for options issued by the Company, no compensation expense has been recognized for stock options granted prior to January 1, 2003. For the three months ended March 31, 2004 and 2003, the Company has recognized an after-tax expense of approximately $815,000 and $250,000, respectively.

Had compensation cost for the Company’s stock options for all grants been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended March 31,
	2004	2003

Net income, as reported	$17,949,470	$11,024,902
Deduct total stock-based employee compensation expense determined under the fair value method for all awards granted prior to January 1, 2003, net of related tax effects	12,452	93,274
Pro forma	$17,937,018	$10,931,628

Earnings per share
Basic, as reported	$0.74	$0.45
Basic, pro forma	0.74	0.44

Diluted, as reported	0.73	0.44
Diluted, pro forma	0.73	0.44

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2004 presentation with no effect on net income or retained earnings as previously reported.

2.                                       Trade Accounts Receivable, net

Trade accounts receivable consist of the following:

	At March 31,		At December 31, 2003
	2004	2003

Trade accounts receivable	$108,936,659	$74,289,038	$68,717,357
Allowance for doubtful accounts	(1,573,209)	(1,881,085)	(1,889,210)
Allowance for sales discounts	(1,358,982)	(604,245)	(754,851)
	$106,004,468	$71,803,708	$66,073,296

3.                                       Inventories

The components of inventories consist of the following:

	At March 31,		At December 31, 2003
	2004	2003

Raw materials	$47,085,114	$33,709,295	$38,822,274
In-process products	15,109,278	14,510,596	15,132,723
Finished products	53,096,505	51,414,684	52,247,716
	$115,290,897	$99,634,575	$106,202,713

4.                                       Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	At March 31,		At December 31, 2003
	2004	2003

Land	$13,130,093	$13,116,439	$13,133,848
Buildings and site improvements	63,761,809	54,377,163	64,054,606
Leasehold improvements	5,861,256	5,838,193	5,833,533
Machinery and equipment	128,187,553	113,703,323	125,987,726
	210,940,711	187,035,118	209,009,713
Less accumulated depreciation and amortization	(109,787,233)	(97,068,370)	(105,397,774)
	101,153,478	89,966,748	103,611,939
Capital projects in progress	7,324,503	11,562,297	3,614,380
	$108,477,981	$101,529,045	$107,226,319

5.                                       Investments

As of March 31, 2004, the Company held a 35.0% investment in Keymark Enterprises, LLC (“Keymark”), for which it accounts using the equity method. The Company believes that the carrying value of its investment in Keymark exceeds its fair value and therefore has written down the value of its investment to zero.

Available-for-Sale Investments

The Company’s investments in all debt securities are classified as either cash and cash equivalents or available-for-sale investments. As of March 31, 2004 and 2003, the Company’s investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At March 31, 2004
Debt investments
Municipal bonds	$45,451,236	$34,630	$29,285	$45,456,581
Commercial paper	5,106,910	—	—	5,106,910
Total debt investments	50,558,146	34,630	29,285	50,563,491
Money market instruments and funds	19,997	—	—	19,997
	$50,578,143	$34,630	$29,285	$50,583,488

At March 31, 2003
Debt investments
Municipal bonds	$19,145,206	$21,435	$—	$19,166,641
Commercial paper	6,016,316	—	—	6,016,316
Total debt investments	25,161,522	21,435	—	25,182,957
Money market instruments and funds	37,904	—	—	37,904
	$25,199,426	$21,435	$—	$25,220,861

Of the total estimated fair value of debt securities, $5,126,907 and $3,115,186 was classified as cash equivalents as of March 31, 2004 and 2003, respectively, and $45,456,581 and $22,105,675 was classified as short-term investments as of March 31, 2004 and 2003, respectively.

As of March 31, 2004, contractual maturities of the Company’s available-for-sale investments were as follows:

	Amortized Cost	Estimated Fair Value

Amounts maturing in less than 1 year	$9,823,782	$9,802,998
Amounts maturing in 1 – 5 years	13,801,504	13,819,659
Amounts maturing in 5 – 10 years	3,532,005	3,536,550
Amounts maturing after 10 years	18,293,945	18,297,374
	$45,451,236	$45,456,581

During the three months ended March 31, 2003, there was a loss of $1,368 related to the sale of available-for-sale investments.

6.                                       Debt

Outstanding debt at March 31, 2004 and 2003, and December 31, 2003, and the available credit at March 31, 2004, consisted of the following:

	Available	Debt Outstanding
	Credit at March 31,	at March 31,		at December 31,
	2004	2004	2003	2003

Revolving line of credit, interest at bank’s reference rate less 0.50% (at March 31, 2004, the bank’s reference rate less 0.50% was 3.50%), expires November 2004	$12,941,882	$—	$—	$—

Revolving term commitment, interest at bank’s prime rate less 0.50% (at March 31, 2004, the bank’s prime rate less 0.50% was 3.50%), expires June 2005	9,200,000	—	—	—

Revolving line of credit, interest at the bank’s base rate plus 2% (at March 31, 2004, the bank’s base rate plus 2% was 6.0%), expires September 2004	456,446	—	—	—

Revolving line of credit, interest at 4.50%, expires June 2004	2,699,686	1,846,227	—	—

Term loan, interest at LIBOR plus 1.375% (at March 31, 2004, LIBOR plus 1.375% was 2.495%), expires May 2008	—	1,350,000	1,650,000	1,350,000

Term loans, interest rates between 4.00% and 6.23%, expirations between 2006 and 2018	—	4,669,368	6,260,572	4,941,593

Standby letter of credit facilities	858,118	—	—	—
	26,156,132	7,865,595	7,910,572	6,291,593

Less notes payable and current portion of long-term debt		(2,666,161)	(2,631,986)	(1,113,657)
Long-term debt, net of current portion		$5,199,434	$5,278,586	$5,177,936
Standby letters of credit issued and outstanding	(858,118)
	$25,298,014

As of March 31, 2004, the Company had one outstanding standby letter of credit in the amount of $858,118 to guarantee performance on the Company’s leased facility in the United Kingdom.

7.                                       Commitments and Contingencies

Note 9 to the consolidated financial statements in the Company’s 2003 Annual Report provides information concerning commitments and contingencies. From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The Company does not believe that the outcomes of currently pending matters will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended March 31,
	2004	2003
Net Sales
Connector products	$142,510,000	$100,388,000
Venting products	17,406,000	16,068,000
Total	$159,916,000	$116,456,000

Income from Operations
Connector products	$28,537,000	$16,730,000
Venting products	1,639,000	2,197,000
All other	(869,000)	(442,000)
Total	$29,307,000	$18,485,000

			At December 31, 2003
	At March 31,
	2004	2003

Total Assets
Connector products	$317,907,000	$254,251,000	$272,917,000
Venting products	42,671,000	40,286,000	38,628,000
All other	127,446,000	122,964,000	150,147,000
Total	$488,024,000	$417,501,000	$461,692,000

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of the segment entitled “All other.” Cash and cash equivalent and short-term investment balances in the “All other” segment were approximately $115,685,000, $111,019,000 and $139,021,000 as of March 31, 2004 and 2003, and December 31, 2003, respectively.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 2004 and 2003. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended March 31, 2004, Compared with the Three Months Ended March 31, 2003

Net sales increased 37.3% to $159,915,734 as compared to net sales of $116,456,180 for the first quarter of 2003. Net income increased 62.8% to $17,949,470 for the first quarter of 2004 as compared to net income of $11,024,902 for the first quarter of 2003. Diluted net income per common share was $0.73 for the first quarter of 2004 as compared to $0.44 for the first quarter of 2003. The Company’s management considers the first quarter of 2004 performance to be extraordinary and may not be representative of future performance.

In the first quarter of 2004, sales growth occurred throughout North America and Europe. The growth in the United States was strongest in the southern and northeastern regions. Simpson Strong-Tie’s first quarter sales increased 42.0% over the same quarter last year, while Simpson Dura-Vent’s sales increased 8.3%. Lumber dealers, dealer distributors and home centers were the fastest growing Simpson Strong-Tie connector sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Simpson Strong-Tie’s Strong-Wall, engineered wood products and core products, which include joist hangers and column bases and caps, had the highest percentage growth rates in sales. Sales of Simpson Dura-Vent’s pellet vent, chimney and gas vent products increased compared to the first quarter of 2003, while sales of its Direct-Vent product line decreased primarily as a result of the loss of the customer who began to supply these products from internal sources. The timing of the loss of this customer in the second half of 2003 was expected and previously disclosed.

Income from operations increased 58.5% from $18,485,146 in the first quarter of 2003 to $29,307,288 in the first quarter of 2004 and gross margins increased from 39.2% in the first quarter of 2003 to 40.4% in the first quarter of 2004. This increase was primarily due to improved absorption of overhead costs, partially offset by an increase in material costs, mainly steel, the prices of which have continued to increase at unprecedented rates. To reduce the influence of rising steel prices, the Company purchased additional steel in the fourth quarter of 2003 and early in the first quarter of 2004 which is reflected in its inventory balances. If the prices of steel stay at their current levels or increase further, as expected, the Company’s margins could deteriorate.

Selling expenses increased 13.2% from $11,526,709 in the first quarter of 2003 to $13,045,528 in the first quarter of 2004, primarily due to increased costs associated with the addition of sales personnel, including those related to the acquisition in May 2003 of MGA Construction Hardware & Steel Fabricating Limited and MGA Connectors Limited (collectively, “MGA”) in Canada, and increased promotional activities. General and administrative expenses increased 42.5% from $15,598,725 in the first quarter of 2003 to $22,225,820 in the first quarter of 2004. This increase was primarily due to increased cash profit sharing, as a result of higher operating income, and stock option expenses. The increase was also partially due to higher legal expenses and increased cost associated with the addition of administrative employees, including those related to the acquisition of MGA. In addition, the Company donated $0.5 million to a university in central California to help fund the research and development of innovative construction practices. The tax rate was 39.3% in the first quarter of 2004, down from 40.8% in the first quarter of 2003. The decrease was primarily due to tax credits in an enterprise zone related to the expansion of the Company’s facilities in Stockton, California.

In April 2004, the Company’s Danish subsidiary acquired 100% of the shares of ATF Furrer Holz GmbH (“ATF”), in Switzerland, for approximately $0.5 million. ATF distributes a line of hidden connectors in some European countries.

In April 2004, the Company’s Board declared a dividend of $0.10 per share. The record date for this dividend is July 6, 2004, and it will be paid on July 21, 2004.

The Company intends to repurchase of up to approximately 575,000 shares of its Common Stock in the open market in the second quarter of 2004 to reduce the dilutive effect of recently granted stock options. At current prices, the Company estimates that the cost of the transactions will total between $25 million and $30 million. Such costs will be part of the $50 million that the Company’s Board of Directors authorized in December 2003.

Liquidity and Sources of Capital

As of March 31, 2004, working capital was $284.6 million as compared to $246.5 million at March 31, 2003, and $269.5 million at December 31, 2003. The increase in working capital from December 31, 2003, was primarily due to the increase in the Company’s trade accounts receivable of approximately $39.9 million, resulting from higher sales levels and from the Company’s seasonal buying programs. There was also an increase in inventories of approximately $9.1 million primarily due to raw material purchases, mainly steel, to accumulate raw material stock to secure supplies as prices rose. In addition, there was a decrease in accrued profit sharing trust of approximately $3.9 million as a result of the Company making its annual contribution to employee accounts and a decrease in trade accounts payable of approximately $2.2 million. Offsetting these factors was a decrease in cash and cash equivalents of approximately $24.7 million and increases in taxes payable, accrued cash profit sharing and accrued liabilities totaling approximately $14.3 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change and changes in noncurrent assets and liabilities, combined with net income and noncash expenses, including depreciation, amortization and stock compensation charges, totaling approximately $24.2 million, resulted in net cash used in operating activities of approximately $20.1 million. As of March 31, 2004, the Company had unused credit facilities available of approximately $25.3 million.

The Company used approximately $6.8 million in its investing activities of which approximately $6.2 million was used for capital expenditures. Approximately $1.2 million of the capital expenditures comprised real estate and related purchases, primarily for the expansion of its manufacturing facilities in Stockton, California, and for construction of its new manufacturing facility in McKinney, Texas.

The Company’s financing activities provided net cash of approximately $2.4 million, primarily from borrowings on the Company’s credit lines of its European subsidiaries and the issuance of the Company’s stock through its stock option and bonus plans.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements will be sufficient for the Company’s working capital needs and planned capital expenditures over the next twelve months. Depending on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing.

The Company believes that the effect of inflation on the Company has not been material in recent years, as inflation rates have remained relatively low. However, recent increases in the price of steel, the Company’s main raw material, and the possibility of further increases, which are expected over the short-term, may adversely affect the Company’s margins if it cannot recover the higher costs through price increases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s short-term investments consisted of debt securities of approximately $45.5 million as of March 31, 2004. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase immediately and uniformly by 10% or less from levels as of March 31, 2004, the decline in the fair value of the investments would not be material.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate changed by 10% in any one country where the Company has operations, the change in net income would not be material to its operations taken as a whole. The translation adjustment resulted in a loss of approximately $0.8 million in the first quarter of 2004 primarily due to the effect of the strengthening of the U.S. dollar in relation to European and Canadian currencies.

Item 4. Controls and Procedures.

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date. No significant changes in the Company’s internal controls or other factors have occurred that could significantly affect controls subsequent to that date.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The Company does not believe that the outcomes of these matters will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The Company intends to repurchase of up to approximately 575,000 shares of its Common Stock in the open market in the second quarter of 2004 to reduce the dilutive effect of recently granted stock options. At current prices, the Company estimates that the cost of the transactions will total between $25 million and $30 million. Such costs will be part of the $50 million that the Company’s Board of Directors authorized in December 2003. This authorization will remain in effect through December 31, 2004.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a.	Exhibits.

	11.	Statements re computation of earnings per share.
	31.	Rule 13a-14(a)/15d-14(a) Certifications.
	32.	Section 1350 Certifications.

b.		Reports on Form 8-K

Report on Form 8-K, dated January 27, 2004, reporting under item 9 the Company’s announcement of its fourth quarter 2003 earnings.

Report on Form 8-K, dated February 23, 2004, reporting under item 5 the Company’s announcement of its appointment of two new members of to its Board of Directors.

Report on Form 8-K, dated March 15, 2004, reporting under item 9 the Company’s disclosure of certain tax fees paid to PricewaterhouseCoopers LLP in 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 5, 2004	By	/s/Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
(principal accounting and financial officer)