Form 10-Q
period 2004-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2004-08-09
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 2004

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

Yes                            ☒                                    No                                ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                            ☒                                    No                                ☐

The number of shares of the Registrant’s Common Stock outstanding as of June 30, 2004:    23,823,951

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,
	(Unaudited)		December 31, 2003
	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$34,437,611	$89,942,479	$95,135,885
Short-term investments	44,609,598	19,965,820	44,737,867
Trade accounts receivable, net	122,318,563	94,699,861	66,073,296
Inventories	130,852,748	97,004,974	106,202,713
Deferred income taxes	8,327,841	7,762,013	7,821,198
Other current assets	4,191,605	3,594,511	4,293,705
Total current assets	344,737,966	312,969,658	324,264,664

Property, plant and equipment, net	115,767,127	104,461,724	107,226,319
Goodwill	23,320,674	21,787,934	23,655,860
Other noncurrent assets	7,369,447	7,142,537	6,545,547
Total assets	$491,195,214	$446,361,853	$461,692,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and current portion of long-term debt	$813,001	$1,977,686	$1,113,657
Trade accounts payable	33,593,372	19,325,007	22,567,291
Accrued liabilities	21,985,781	14,994,313	15,181,487
Income taxes payable	1,184,413	4,302,466	—
Accrued profit sharing trust contributions	3,483,106	3,006,125	6,021,136
Accrued cash profit sharing and commissions	13,209,050	10,782,301	7,459,428
Accrued workers’ compensation	2,473,764	1,990,764	2,423,764
Total current liabilities	76,742,487	56,378,662	54,766,763

Long-term debt, net of current portion	2,482,698	5,313,247	5,177,936
Other long-term liabilities	1,164,452	838,418	1,443,440
Total liabilities	80,389,637	62,530,327	61,388,139

Commitments and contingencies (Notes 6 and 7)

Stockholders’ equity
Common stock, at par value	249,767	247,724	248,896
Additional paid-in capital	68,958,034	59,669,773	63,583,654
Retained earnings	392,852,363	326,060,321	357,916,036
Accumulated other comprehensive income	6,293,911	3,755,706	7,982,663
Treasury stock	(57,548,498)	(5,901,998)	(29,426,998)
Total stockholders’ equity	410,805,577	383,831,526	400,304,251
Total liabilities and stockholders’ equity	$491,195,214	$446,361,853	$461,692,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net sales	$181,835,310	$146,460,792	$341,751,045	$262,916,972
Cost of sales	107,384,638	85,569,521	202,721,737	156,415,122
Gross profit	74,450,672	60,891,271	139,029,308	106,501,850

Operating expenses:
Selling	15,338,162	12,383,934	28,383,690	23,910,643
General and administrative	23,490,160	19,601,051	45,715,980	35,199,776
	38,828,322	31,984,985	74,099,670	59,110,419

Income from operations	35,622,350	28,906,286	64,929,638	47,391,431

Interest income (expense), net	(164,484)	106,808	108,363	236,757

Income before income taxes	35,457,866	29,013,094	65,038,001	47,628,188

Provision for income taxes	13,643,369	11,331,486	25,274,034	18,921,679

Net income	$21,814,497	$17,681,608	$39,763,967	$28,706,509

Net income per common share
Basic	$0.91	$0.72	$1.65	$1.17
Diluted	$0.89	$0.71	$1.62	$1.15

Cash dividends declared per common share	$0.10	$—	$0.20	$—

Number of shares outstanding
Basic	24,012,686	24,604,164	24,142,474	24,592,820
Diluted	24,434,951	24,957,412	24,552,762	24,936,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the six months ended June 30, 2003 and 2004 and December 31, 2003

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive	Treasury Stock
	Shares	Par Value			Income		Total

Balance, January 1, 2003	24,565,254	$246,996	$57,176,636	$297,353,812	$308,300	$(5,901,998)	$349,183,746
Comprehensive income:
Net income	—	—	—	28,706,509	—	—	28,706,509
Other comprehensive income:
Change in net unrealized gains on available-for-sale investments	—	—	—	—	(5,494)	—	(5,494)
Translation adjustment	—	—	—	—	3,452,900	—	3,452,900
Comprehensive income	32,153,915
Options exercised	64,033	640	976,609	—	—	—	977,249
Stock compensation expense	—	—	770,325	—	—	—	770,325
Tax benefit of options exercised	—	—	456,771	—	—	—	456,771
Common stock issued at $32.90 per share	8,800	88	289,432	—	—	—	289,520

Balance, June 30, 2003	24,638,087	247,724	59,669,773	326,060,321	3,755,706	(5,901,998)	383,831,526
Comprehensive income:
Net income	—	—	—	31,855,715	—	—	31,855,715
Other comprehensive income:
Change in net unrealized gains on available-for-sale investments	—	—	—	—	(24,638)	—	(24,638)
Translation adjustment	—	—	—	—	4,251,595	—	4,251,595
Comprehensive income	36,082,672
Options exercised	117,207	1,172	1,785,420	—	—	—	1,786,592
Stock compensation expense	—	—	766,489	—	—	—	766,489
Tax benefit of options exercised	—	—	1,361,972	—	—		1,361,972
Repurchase of common stock	(500,000)	—	—	—	—	(23,525,000)	(23,525,000)

Balance, December 31, 2003	24,255,294	248,896	63,583,654	357,916,036	7,982,663	(29,426,998)	400,304,251
Comprehensive income:
Net income	—	—	—	39,763,967	—	—	39,763,967
Other comprehensive income:
Change in net unrealized gains on available-for-sale investments	—	—	—	—	(70,885)	—	(70,885)
Translation adjustment	—	—	—	—	(1,617,867)	—	(1,617,867)
Comprehensive income	38,075,215
Options exercised	78,484	785	1,514,419	—	—	—	1,515,204
Stock compensation expense	—	—	2,378,908	—	—	—	2,378,908
Tax benefit of options exercised	—	—	1,043,743	—	—	—	1,043,743
Repurchase of common stock	(518,427)	—	—	—	—	(28,121,500)	(28,121,500)
Cash dividends declared	—	—	—	(4,827,640)	—	—	(4,827,640)
Common stock issued at $50.86 per share	8,600	86	437,310	—	—	—	437,396

Balance, June 30, 2004	23,823,951	$249,767	$68,958,034	$392,852,363	$6,293,911	$(57,548,498)	$410,805,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities
Net income	$39,763,967	$28,706,509
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of capital equipment	(161,506)	(46,043)
Depreciation and amortization	9,680,271	8,103,361
Realized loss on sale of available-for-sale investments	—	(2,129)
Deferred income taxes and other long-term liabilities	(751,196)	(1,253,864)
Noncash compensation related to stock plans	2,794,795	1,092,023
Provision for doubtful accounts	(92,075)	900,813
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable, net	(56,359,499)	(38,715,060)
Inventories	(25,100,182)	(1,922,429)
Trade accounts payable	10,677,338	4,121,488
Income taxes payable	3,820,786	6,435,623
Accrued profit sharing trust contributions	(2,521,247)	(2,167,787)
Accrued cash profit sharing and commissions	5,754,381	4,604,020
Other current assets	(2,029,700)	(1,222,222)
Accrued liabilities	4,090,140	1,100,611
Accrued workers’ compensation	50,000	305,000
Other noncurrent assets	251,033	(558,763)
Total adjustments	(49,896,661)	(19,225,358)

Net cash (used in) provided by operating activities	(10,132,694)	9,481,151

Cash flows from investing activities
Capital expenditures	(18,687,311)	(12,757,030)
Asset acquisitions, net of cash acquired	(575,020)	(8,863,170)
Proceeds from sale of capital equipment	164,021	65,027
Purchases of available-for-sale investments	(40,237,616)	(12,235,573)
Maturities of available-for-sale investments	4,500,000	2,700,000
Sales of available-for-sale investments	35,795,000	7,250,000
Net cash used in investing activities	(19,040,926)	(23,840,746)

Cash flows from financing activities
Line of credit borrowings	1,879,710	1,363,129
Repayment of debt and line of credit borrowings	(4,735,894)	(1,325,650)
Repurchase of common stock	(28,121,500)	—
Issuance of common stock	1,952,600	1,266,769
Dividends paid	(2,427,640)	—
Net cash (used in) provided by financing activities	(31,452,724)	1,304,248

Effect of exchange rate changes on cash	(71,930)	(320,230)

Net decrease in cash and cash equivalents	(60,698,274)	(13,375,577)
Cash and cash equivalents at beginning of period	95,135,885	103,318,056
Cash and cash equivalents at end of period	$34,437,611	$89,942,479

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and allowances, whether actual or estimated based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectibility is reasonably assured and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, the Company recognizes revenue upon delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing aftermarket repair and maintenance and engineering activities, are recognized as the services are complete.

Treasury Stock

The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Upon retirement, the resulting gains or losses are credited or charged to retained earnings.

Net Income Per Common Share

Basic net income per common share is computed based upon the weighted average number of common shares outstanding. Potentially dilutive securities, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Income	Shares	Per Share	Income	Per Shares	Share
Basic EPS
Income available to common stockholders	$21,814,497	24,012,686	$0.91	$17,681,608	24,604,164	$0.72

Effect of Dilutive Securities
Stock options	—	422,265	(0.02)	—	353,248	(0.01)

Diluted EPS
Income available to common stockholders	$21,814,497	24,434,951	$0.89	$17,681,608	24,957,412	$0.71

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Income	Shares	Per Share	Income	Per Shares	Share
Basic EPS
Income available to common stockholders	$39,763,967	24,142,474	$1.65	$28,706,509	24,592,820	$1.17

Effect of Dilutive Securities
Stock options	—	410,288	(0.03)	—	343,518	(0.02)

Diluted EPS
Income available to common stockholders	$39,763,967	24,552,762	$1.62	$28,706,509	24,936,338	$1.15

The dilutive securities in the tables above exclude stock options that would be anti-dilutive.

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

The Company has adopted SFAS No. 148 and SFAS No. 123 and has used the prospective method of applying SFAS No. 123 for the transition. For stock options that have been granted prior to January 1, 2003, the Company will continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equaled or exceeded the market price on the date of grant for options issued by the Company, no compensation expense has been recognized for stock options granted prior to January 1, 2003. For the three months ended June 30, 2004 and 2003, the Company has recognized an after-tax stock option expense of approximately $639,000 and $227,000, respectively. For the six months ended June 30, 2004 and 2003, the Company has recognized an after-tax stock option expense of approximately $1,454,000 and $479,000, respectively.

Had compensation cost for the Company’s stock options for all grants been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income, as reported	$21,814,497	$17,681,608	$39,763,967	$28,706,509
Deduct total stock-based employee compensation expense determined under the fair value method for all awards granted prior to January 1, 2003, net of related tax effects	12,452	93,274	24,903	186,549
Net income, pro forma	$21,802,045	$17,588,334	$39,739,064	$28,519,960

Earnings per share
Basic, as reported	$0.91	$0.72	$1.65	$1.17
Basic, pro forma	0.91	0.71	1.65	1.16

Diluted, as reported	0.89	0.71	1.62	1.15
Diluted, pro forma	0.89	0.70	1.62	1.14

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2004 presentation with no effect on net income or retained earnings as previously reported.

2.                                       Trade Accounts Receivable, net

Trade accounts receivable consist of the following:

	At June 30,		At December 31, 2003
	2004	2003

Trade accounts receivable	$125,921,209	$97,961,040	$68,717,357
Allowance for doubtful accounts	(1,790,277)	(2,270,983)	(1,889,210)
Allowance for sales discounts	(1,812,369)	(990,196)	(754,851)
	$122,318,563	$94,699,861	$66,073,296

3.                                       Inventories

The components of inventories consist of the following:

	At June 30,		At December 31, 2003
	2004	2003

Raw materials	$57,991,569	$31,870,625	$38,822,274
In-process products	16,037,483	14,461,112	15,132,723
Finished products	56,823,696	50,673,237	52,247,716
	$130,852,748	$97,004,974	$106,202,713

4.                                       Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	At June 30,		At December 31, 2003
	2004	2003

Land	$13,855,554	$13,122,771	$13,133,848
Buildings and site improvements	65,477,658	55,153,402	64,054,606
Leasehold improvements	5,916,884	5,885,042	5,833,533
Machinery and equipment	131,024,568	122,101,089	125,987,726
	216,274,664	196,262,304	209,009,713

Less accumulated depreciation and amortization	(113,549,412)	(101,569,556)	(105,397,774)
	102,725,252	94,692,748	103,611,939
Capital projects in progress	13,041,875	9,768,976	3,614,380
	$115,767,127	$104,461,724	$107,226,319

5.                                       Investments

As of June 30, 2004, the Company held a 35.0% investment in Keymark Enterprises, LLC (“Keymark”), for which it accounts using the equity method. The Company believes that the carrying value of its investment in Keymark exceeds its fair value and therefore has written down the value of its investment to zero. The Company’s equity in the earnings or losses of this investment were not material in any of the periods covered in this report.

Available-for-Sale Investments

The Company’s investments in all debt securities are classified as either cash and cash equivalents or available-for-sale investments. As of June 30, 2004 and 2003, the Company’s investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At June 30, 2004
Debt investments
Municipal bonds	$44,676,504	$3,310	$70,216	$44,609,598
Commercial paper	5,007,655	—	—	5,007,655
Total debt investments	49,684,159	3,310	70,216	49,617,253
Money market instruments and funds	1,005,859	—	—	1,005,859
	$50,690,018	$3,310	$70,216	$50,623,112

At June 30, 2003
Debt investments
Municipal bonds	$17,441,312	$41,251	$12,633	$17,469,930
Commercial paper	6,622,816	—	—	6,622,816
Total debt investments	24,064,128	41,251	12,633	24,092,746
Money market instruments and funds	1,182,578	—	—	1,182,578
	$25,246,706	$41,251	$12,633	$25,275,324

Of the total estimated fair value of debt securities, $6,013,514 and $5,309,504 was classified as cash equivalents as of June 30, 2004 and 2003, respectively, and $44,609,598 and $19,965,820 was classified as short-term investments as of June 30, 2004 and 2003, respectively.

As of June 30, 2004, contractual maturities of the Company’s available-for-sale investments were as follows:

	Amortized Cost	Estimated Fair Value

Amounts maturing in less than 1 year	$7,646,251	$7,634,467
Amounts maturing in 1 – 5 years	10,214,525	10,161,226
Amounts maturing in 5 – 10 years	1,293,023	1,294,338
Amounts maturing after 10 years	25,522,705	25,519,567
	$44,676,504	$44,609,598

During the three and six months ended June 30, 2003, there were realized gains of $3,497 and $2,129 related to the sale of available-for-sale investments.

6.                                       Debt

Outstanding debt at June 30, 2004 and 2003, and December 31, 2003, and the available credit at June 30, 2004, consisted of the following:

	Available Credit at June 30, 2004	Debt Outstanding
		at June 30,		at December 31, 2003
		2004	2003

Revolving line of credit, interest at bank’s reference rate less 0.50% (at June 30, 2004, the bank’s reference rate less 0.50% was 3.75%), expires November 2004	$12,950,705	$—	$—	$—

Revolving term commitment, interest at bank’s prime rate less 0.50% (at June 30, 2004, the bank’s prime rate less 0.50% was 3.75%), expires June 2005	9,200,000	—	—	—

Revolving line of credit, interest at the bank’s base rate plus 2% (at June 30, 2004, the bank’s base rate plus 2% was 6.5%), expires September 2004	451,753	—	—	—

Revolving line of credit, interest at 4.50%, expires August 2005	4,251,261	267,601	1,004,684	—

Term loan, interest at LIBOR plus 1.375% (at June 30, 2004, LIBOR plus 1.375% was 2.545%), expires May 2008	—	1,200,000	1,500,000	1,350,000

Term loans, interest rates between 2.94% and 5.60%, expirations between 2006 and 2018	—	1,828,098	4,786,249	4,941,593

Standby letter of credit facilities	849,295	—	—	—

	27,703,014	3,295,699	7,290,933	6,291,593
Less line of credit and current portion of long-term debt		(813,001)	(1,977,686)	(1,113,657)
Long-term debt, net of current portion		$2,482,698	$5,313,247	$5,177,936
Standby letters of credit issued and outstanding	(849,295)
	$26,853,719

As of June 30, 2004, the Company had one outstanding standby letter of credit in the amount of $849,295 to guarantee performance on the Company’s leased facility in the United Kingdom.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales
Connector products	$162,144,000	$129,435,000	$304,654,000	$229,823,000
Venting products	19,691,000	17,026,000	37,097,000	33,094,000
Total	$181,835,000	$146,461,000	$341,751,000	$262,917,000

Income from Operations
Connector products	$33,275,000	$26,855,000	$61,813,000	$43,587,000
Venting products	1,962,000	1,998,000	3,603,000	4,196,000
All other	385,000	53,000	(486,000)	(392,000)
Total	$35,622,000	$28,906,000	$64,930,000	$47,391,000

	At June 30,		At December 31,
	2004	2003	2003
Total Assets
Connector products	$343,989,000	$278,295,000	$272,917,000
Venting products	57,155,000	48,515,000	38,628,000
All other	90,051,000	119,552,000	150,147,000
Total	$491,195,000	$446,362,000	$461,692,000

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of the segment entitled “All other.” Cash and cash equivalent and short-term investment balances in the “All other” segment were approximately $77,622,000, $108,217,000 and $139,021,000 as of June 30, 2004 and 2003, and December 31, 2003, respectively.

9.                                       Subsequent Events

In July 2004, the Company signed a letter of intent to acquire the assets of Quik Drive, U.S.A., Inc. and its related companies, which manufacture collated fasteners and fastener delivery systems marketed in the U.S., Canada and Australia. The cost of the acquisition is proposed to be approximately $30.0 million in cash and $5.0 million in stock (which will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements). The transaction is proposed to be completed later this year. The transaction is subject to negotiation of a definitive agreement, regulatory and other approvals and other conditions.

In July 2004 the Company’s Board of Directors declared a dividend of $0.10 per share or approximately $2.4 million payable in October 2004.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and six months ended June 30, 2004 and 2003. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended June 30, 2004, Compared
with the Three Months Ended June 30, 2003

Net sales increased 24.2% to $181,835,310 for the second quarter of 2004 as compared to net sales of $146,460,792 for the second quarter of 2003. Net income increased 23.4% to $21,814,497 for the second quarter of 2004 as compared to net income of $17,681,608 for the second quarter of 2003. Diluted net income per common share was $0.89 for the first quarter of 2004 as compared to $0.71 for the first quarter of 2003.

In the second quarter of 2004, sales growth occurred throughout North America and Europe. The growth in the United States was strongest in the western and northeastern regions. Simpson Strong-Tie’s second quarter sales increased 25.3% over the same quarter last year, while Simpson Dura-Vent’s sales increased 15.7%. Dealer distributors, contractor distributors and lumber dealers were the fastest growing Simpson Strong-Tie sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Engineered wood products and seismic and high wind products had the highest percentage growth rates in sales, while core products, which include joist hangers and column bases and caps, and anchor systems products showed solid growth. Sales of Simpson Dura-Vent’s chimney, gas vent, and pellet vent products increased compared to the second quarter of 2003, while sales of its Direct-Vent product line decreased slightly.

Income from operations increased 23.2% from $28,906,286 in the second quarter of 2003 to $35,622,350 in the second quarter of 2004 and gross margins decreased from 41.6% in the second quarter of 2003 to 40.9% in the second quarter of 2004. This decrease was primarily due to increased in material costs, mainly steel, the prices of which have continued to increase, partially offset by improved absorption of overhead costs resulting from increased sales volume. To reduce the influence of rising steel prices, the Company purchased additional steel in the fourth quarter of 2003 and early in the second quarter of 2004. In addition, the Company raised its prices in the second quarter of 2004 and has implemented another price increase in July of 2004. Steel prices are expected to remain unsettled over a number of months and if they stay at their current levels or increase further and the Company is not able to maintain its price increases, its margins could deteriorate.

Selling expenses increased 23.9% from $12,383,934 in the second quarter of 2003 to $15,338,162 in the second quarter of 2004, primarily due to increased costs associated with the addition of sales personnel and increased promotional activities. General and administrative expenses increased 19.8% from $19,601,051 in the second quarter of 2003 to $23,490,160 in the second quarter of 2004. This increase was primarily due to increased cash profit sharing, as a result of higher operating income, and stock option expenses. The increase was also partially due to higher legal expenses and increased cost associated with the addition of administrative employees. The tax rate was 38.5% in the second quarter of 2004, down from 39.1% in the second quarter of 2003. The decrease was primarily due to tax credits in an enterprise zone related to the expansion of the Company’s facilities in Stockton, California, and tax credits related to research and development costs.

Results of Operations for the Six Months Ended June 30, 2004, Compared
with the Six Months Ended June 30, 2003

Net sales increased 30.0% to $341,751,045 in the first half of 2004 as compared to net sales of $262,916,972 in the first half of 2003. Net income increased 38.5% to $39,763,967 in the first half of 2004 as compared to net income of $28,706,509 in the first half of 2003. Diluted net income per common share was $1.62 in the first half of 2004 as compared to $1.15 in the first half of 2003.

In the first half of 2004, sales growth occurred throughout North America and Europe. The growth in the United States was strongest in the northeastern, southern and western regions. Simpson Strong-Tie’s sales increased 32.6%

over the first half of 2003, while Simpson Dura-Vent’s sales increased 12.1%. Dealer distributors, lumber dealers and contractor distributors were the fastest growing Simpson Strong-Tie sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Engineered wood products and seismic and high wind products had the highest percentage growth rates in sales, while core products and anchor systems products showed solid growth. Sales of Simpson Strong-Tie’s Strong-Wall products were strong during the first half of 2004, primarily due to the growth in the first quarter. Sales of Simpson Dura-Vent’s gas vent, chimney, and pellet vent products increased compared to the first half of 2003, while sales of its Direct-Vent product line decreased.

Income from operations increased 37.0% from $47,391,431 in the first half of 2003 to $64,929,638 in the first half of 2004 and gross margins increased from 40.5% in the first half of 2003 to 40.7% in the first half of 2004. This increase was primarily due to improved absorption of overhead costs resulting from increased sales volume as well as other production and delivery costs, partially offset by an increase in material costs, mainly steel, the prices of which have continued to increase.

Selling expenses increased 18.7% from $23,910,643 in the first half of 2003 to $28,383,690 in the first half of 2004, primarily due to increased costs associated with the addition of sales personnel, including those related to the acquisition in May 2003 of MGA Construction Hardware & Steel Fabricating Limited and MGA Connectors Limited (collectively, “MGA”) in Canada, and increased promotional activities. General and administrative expenses increased 29.9% from $35,199,776 in the first half of 2003 to $45,715,980 in the first half of 2004. This increase was primarily due to increased cash profit sharing, as a result of higher operating income, and stock option expenses. The increase was also partially due to higher legal expenses and increased cost associated with the addition of administrative employees, including those related to the acquisition of MGA. In addition, in the first quarter of 2004, the Company donated $0.5 million to a university in central California to help fund the research and development of innovative construction practices. The tax rate was 38.9% in the first half of 2004, down from 39.7% in the first half of 2003. The decrease was primarily due to tax credits in an enterprise zone related to the expansion of the Company’s facilities in Stockton, California, and tax credits related to research and development costs.

Liquidity and Sources of Capital

As of June 30, 2004, working capital was $268.0 million as compared to $256.6 million at June 30, 2003, and $269.5 million at December 31, 2003. The decrease in working capital from December 31, 2003, was primarily due to the increase in the Company’s trade accounts receivable of approximately $56.2 million, resulting from higher sales levels. There was also an increase in inventories of approximately $24.7 million primarily due to raw material purchases, mainly steel, to accumulate raw material stock to secure supplies as prices rose. In addition, there was a decrease in accrued profit sharing trust of approximately $2.5 million as a result of the Company making its annual contribution to employee accounts in March 2004. Offsetting these factors was a decrease in cash and cash equivalents of approximately $60.7 million and an increase in trade accounts payable of approximately $11.0 million. Accrued liabilities increased by approximately $6.8 million, primarily as a result of higher accrued rebates and for the dividend payable in July 2004. Accrued cash profit sharing, which is based on operating income, also increased, by approximately $5.7 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change and changes in noncurrent assets and liabilities, combined with net income and noncash expenses, including depreciation, amortization and stock compensation charges, totaling approximately $52.2 million, resulted in net cash used in operating activities of approximately $10.1 million. As of June 30, 2004, the Company had unused credit facilities available of approximately $26.9 million.

The Company used approximately $19.0 million in its investing activities of which approximately $18.7 million was used for capital expenditures and approximately $0.6 million was used to acquire 100% of the shares of ATF Furrer Holz GmbH (“ATF”), in Switzerland. ATF distributes a line of hidden connectors in some European countries. Approximately $6.4 million of the capital expenditures comprised real estate and related purchases, primarily for the construction of the Company’s new manufacturing facility in McKinney, Texas. This facility is expected to be completed around the end of 2004. The Company has increased its estimated capital spending by approximately $19.0 million, to approximately $73.0 million, over the next six to twelve months to add capacity to meet increased demand for its products.

In July 2004, the Company signed a letter of intent to acquire the assets of Quik Drive, U.S.A., Inc. and its related companies, which manufacture collated fasteners and fastener delivery systems marketed in the U.S., Canada and Australia. The cost of the acquisition is proposed to be approximately $30.0 million in cash and $5.0 million in stock

(which will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements). The transaction is proposed to be completed later this year. The transaction is subject to negotiation of a definitive agreement, regulatory and other approvals and other conditions.

The Company’s financing activities used net cash of approximately $31.5 million, $28.1 million  of which was used for the repurchase of 518,427 shares of its Common Stock as part of the $50.0 million that the Company’s Board of Directors authorized in December 2003 to reduce the dilutive effect of recently granted stock options. The Company plans to repurchase 57,000 additional shares under this plan in the third quarter of 2004, 34,400 of which were purchased through August 5, 2004. The approximate cost of this transaction is expected to be between $3.0 million and $3.5 million at current prices. In addition, the Company repaid approximately $3.0 million of its debt at its European subsidiaries. Other uses of cash for financing activities included the payment of a cash dividend in April 2004. In July 2004 the Company paid the cash dividend that was declared in April 2004 and the Company’s Board of Directors declared a dividend to be paid October 2004. Each dividend is $0.10 per share or approximately $2.4 million each. Approximately $2.0 million in cash was provided by the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s short-term investments consisted of debt securities of approximately $44.6 million as of June 30, 2004. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase immediately and uniformly by 10% or less from levels as of June 30, 2004, the decline in the fair value of the investments would not be material.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to its operations taken as a whole. The translation adjustment resulted in losses of approximately $0.8 million and $1.6 million in the three and six months ended June 30, 2004, respectively, primarily due to the effect of the strengthening of the U.S. dollar in relation to European and Canadian currencies, with the exception of the British Pound against which the U.S. dollar weakened.

Item 4. Controls and Procedures.

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date except as noted below:

The Company has operated and continues to operate with a lean management and administrative organization. The Company’s management is considering increasing the segregation of duties and authority relating to various Company processes and financial functions. In its continuing review, management may find it necessary or advisable to add human resources and enhance control procedures, to better protect those processes and functions from error and abuse. Management’s review is ongoing. New procedures may be developed and implemented from time to time, as the need for them becomes apparent.

No significant changes in the Company’s internal controls or other factors have occurred, however, that could significantly affect controls subsequent to June 30, 2004.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On April 22, 2004, the Company announced its intention to begin to repurchase up to approximately 575,000 shares of its Common Stock in the open market in order to reduce the dilutive effect of recently granted stock options. The repurchase program is part of the $50.0 million that the Company’s Board of Directors authorized in December 2003. This authorization will remain in effect through December 31, 2004. The following table presents the monthly purchases by the Company during the second quarter of 2004:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)

April 1, 2004 – April 30, 2004	64,800	$53.22	64,800	510,627

May 1, 2004 – May 31, 2004	287,927	$53.51	287,927	222,700

June 1, 2004 – June 30, 2004	165,700	$55.92	165,700	57,000

Total	518,427		518,427

(1)          The total number of shares to be repurchased under this plan is approximate. The Company currently plans to repurchase 57,000 shares in the third quarter of 2004, 34,400 of which were purchased through August 5, 2004.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders (“Annual Meeting”) was held on April 7, 2004. The following two nominees were elected as directors by the votes indicated:

Name	Total Votes for Each Director	Total Votes Withheld from Each Director	Term Expires*

Stephen B. Lamson	22,355,530	492,320	2007
Peter N. Louras, Jr.	22,363,853	483,997	2007

* The term expires on the date of the Annual Meeting in the year indicated.

The terms as directors of Jennifer A. Chatman, Earl F. Cheit, Thomas J Fitzmyers, Robin G. MacGillivray, Barclay Simpson and Barry Lawson Williams continued after the meeting.

The following proposals were also adopted at the Annual Meeting by the vote indicated:

Proposal	For	Against	Abstain	Broker Non-Vote

To amend the Company’s Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance from 40,000,000 shares to 80,000,000 shares	21,442,056	1,387,991	17,803	—

To ratify the appointment of PricewaterhouseCoopers LLP as independent registered independent accounting firm of the Company for 2003	21,392,778	1,438,216	16,856	—

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a.                                       Exhibits.

10.1               Lease Amending Agreement, dated October 1, 2003,  between Minuk Developments Inc. and Simpson Strong-Tie Canada Limited and Simpson Manufacturing Co., Inc.

10.2               Lease Agreement, dated November 14, 2003, between Stone Mountain Industrial Park, Inc. and Simpson Strong-Tie Company Inc.

11.                     Statements re computation of earnings per share.

31.                     Rule 13a-14(a)/15d-14(a) Certifications.

32.                     Section 1350 Certifications.

b.                                      Reports on Form 8-K

Report on Form 8-K, dated April 22, 2004, reporting under item 9 the Company’s announcement of its first quarter 2004 earnings.

Report on Form 8-K, dated April 23, 2004, reporting under item 9 the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003.

Report on Form 8-K, dated May 14, 2004, reporting under item 5 that the Company’s largest customer, The Home Depot, had announced its intention to purchase White Cap Construction Supply Inc., also a major customer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 9, 2004	By	/s/Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
(principal accounting and financial officer)