Form 10-Q
period 2004-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2004-11-09
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Yes ☒  No ☐

The number of shares of the Registrant’s Common Stock outstanding as of September 30, 2004: 47,680,326

In September 2004, the Company’s Board declared a 2-for-1 stock split to be effected in the form of a stock dividend of its common stock. The record date is November 1, 2004, and the additional shares will be distributed on November 18, 2004.  All of the share and per share numbers have been adjusted to reflect the stock split.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,		December 31,
	2004	2003	2003

ASSETS
Current assets
Cash and cash equivalents	$62,093,256	$116,665,851	$95,135,885
Short-term investments	21,395,466	24,449,420	44,737,867
Trade accounts receivable, net	113,722,715	87,150,342	66,073,296
Inventories	163,860,334	95,059,967	106,202,713
Deferred income taxes	8,325,069	8,061,609	7,821,198
Other current assets	5,399,220	3,461,818	4,293,705
Total current assets	374,796,060	334,849,007	324,264,664

Property, plant and equipment, net	125,880,894	104,808,790	107,226,319
Goodwill	24,450,515	22,300,546	23,655,860
Other noncurrent assets	7,105,375	6,813,630	6,545,547
Total assets	$532,232,844	$468,771,973	$461,692,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and current portion of long-term debt	$551,323	$1,922,860	$1,113,657
Trade accounts payable	44,591,874	20,974,311	22,567,291
Accrued liabilities	28,692,146	15,928,743	15,181,487
Accrued profit sharing trust contributions	5,192,627	4,406,011	6,021,136
Accrued cash profit sharing and commissions	14,427,512	11,205,893	7,459,428
Accrued workers’ compensation	2,323,764	2,123,764	2,423,764
Total current liabilities	95,779,246	56,561,582	54,766,763

Long-term debt, net of current portion	2,454,634	5,320,972	5,177,936
Other long-term liabilities	1,715,703	1,735,038	1,443,440
Total liabilities	99,949,583	63,617,592	61,388,139

Commitments and contingencies (Notes 7 and 8)

Stockholders’ equity
Common stock, at par value	500,998	496,738	497,792
Additional paid-in capital	72,191,920	61,475,014	63,334,758
Retained earnings	412,270,663	344,617,811	357,916,036
Accumulated other comprehensive income	8,020,674	4,466,816	7,982,663
Treasury stock	(60,700,994)	(5,901,998)	(29,426,998)
Total stockholders’ equity	432,283,261	405,154,381	400,304,251
Total liabilities and stockholders’ equity	$532,232,844	$468,771,973	$461,692,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net sales	$188,560,421	$151,892,152	$530,311,466	$414,809,124
Cost of sales	110,959,230	91,569,063	313,680,967	247,984,184
Gross profit	77,601,191	60,323,089	216,630,499	166,824,940

Operating expenses:
Selling	14,223,328	12,375,801	42,607,018	36,286,443
General and administrative	24,781,633	18,719,477	70,497,613	53,919,254
	39,004,961	31,095,278	113,104,631	90,205,697

Income from operations	38,596,230	29,227,811	103,525,868	76,619,243

Interest income, net	150,002	440,887	258,365	677,644

Income before income taxes	38,746,232	29,668,698	103,784,233	77,296,887

Provision for income taxes	14,562,190	11,111,208	39,836,224	30,032,888

Net income	$24,184,042	$18,557,490	$63,948,009	$47,263,999

Net income per common share
Basic	$0.51	$0.38	$1.33	$0.96
Diluted	$0.50	$0.37	$1.31	$0.94

Cash dividends declared per common share	$0.10	$—	$0.20	$—

Number of shares outstanding
Basic	47,643,694	49,355,296	48,115,666	49,242,808
Diluted	48,505,096	50,247,174	48,953,608	50,027,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the nine months ended September 30, 2003 and 2004 and December 31, 2003

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income	Stock	Total
Balance, January 1, 2003	49,130,508	$493,992	$56,929,640	$297,353,812	$308,300	$(5,901,998)	$349,183,746
Comprehensive income:
Net income	—	—	—	47,263,999	—	—	47,263,999
Other comprehensive income:
Change in net unrealized gains or losses on available-for-sale investments	—	—	—	—	(13,676)	—	(13,676)
Translation adjustment	—	—	—	—	4,172,192	—	4,172,192
Comprehensive income							51,422,515
Options exercised	257,066	2,570	1,994,060	—	—	—	1,996,630
Stock compensation expense	—	—	1,141,720	—	—	—	1,141,720
Tax benefit of options exercised	—	—	1,120,250	—	—	—	1,120,250
Common stock issued at $16.45 per share	17,600	176	289,344	—	—	—	289,520

Balance, September 30, 2003	49,405,174	496,738	61,475,014	344,617,811	4,466,816	(5,901,998)	405,154,381
Comprehensive income:
Net income	—	—	—	13,298,225	—	—	13,298,225
Other comprehensive income:
Change in net unrealized gains or losses on available-for-sale investments	—	—	—	—	(16,456)	—	(16,456)
Translation adjustment	—	—	—	—	3,532,303	—	3,532,303
Comprehensive income							16,814,072
Options exercised	105,414	1,054	766,157	—	—	—	767,211
Stock compensation expense	—	—	395,094	—	—	—	395,094
Tax benefit of options exercised	—	—	698,493	—	—	698,493
Repurchase of common stock	(1,000,000)	—	—	—	—	(23,525,000)	(23,525,000)

Balance, December 31, 2003	48,510,588	497,792	63,334,758	357,916,036	7,982,663	(29,426,998)	400,304,251
Comprehensive income:
Net income	—	—	—	63,948,009	—	—	63,948,009
Other comprehensive income:
Change in net unrealized gains or losses on available-for-sale investments	—	—	—	—	(44,633)	—	(44,633)
Translation adjustment	—	—	—	—	82,644	—	82,644
Comprehensive income							63,986,020
Options exercised	303,392	3,034	2,951,942	—	—	—	2,954,976
Stock compensation expense	—	—	3,422,908	—	—	—	3,422,908
Tax benefit of options exercised	—	—	2,045,088	—	—	—	2,045,088
Repurchase of common stock	(1,150,854)	—	—	—	—	(31,273,996)	(31,273,996)
Cash dividends declared	—	—	—	(9,593,382)	—	—	(9,593,382)
2 for 1 stock split effected in the form of a stock dividend declared
Common stock issued at $25.43 per share	17,200	172	437,224	—	—	—	437,396

Balance, September 30, 2004	47,680,326	$500,998	$72,191,920	$412,270,663	$8,020,674	$(60,700,994)	$432,283,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$63,948,009	$47,263,999
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of capital equipment	(103,023)	(59,504)
Depreciation and amortization	14,692,775	12,495,918
Realized loss on sale of available-for-sale investments	—	2,129
Deferred income taxes and other long-term liabilities	(63,924)	(1,348,017)
Noncash compensation related to stock plans	4,138,795	1,634,418
Provision for doubtful accounts	(3,013)	450,287
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable, net	(47,601,477)	(30,567,842)
Inventories	(57,593,721)	210,049
Trade accounts payable	18,753,313	5,411,771
Income taxes payable	1,668,212	3,482,299
Accrued profit sharing trust contributions	(828,911)	(778,960)
Accrued cash profit sharing and commissions	6,969,757	5,028,940
Other current assets	(1,432,501)	(1,086,685)
Accrued liabilities	8,584,107	1,973,905
Accrued workers’ compensation	(100,000)	438,000
Other noncurrent assets	(323,249)	(210,585)
Total adjustments	(53,242,860)	(2,923,877)

Net cash provided by operating activities	10,705,149	44,340,122

Cash flows from investing activities
Capital expenditures	(30,945,499)	(16,902,257)
Acquisitions, net of cash acquired	(581,715)	(9,521,685)
Proceeds from sale of capital equipment	187,759	78,865
Purchases of available-for-sale investments	(41,397,235)	(23,531,614)
Maturities of available-for-sale investments	5,700,000	—
Sales of available-for-sale investments	58,995,000	16,750,000
Net cash used in investing activities	(8,041,690)	(33,126,691)

Cash flows from financing activities
Line of credit borrowings	1,913,174	1,415,659
Repayment of debt and line of credit borrowings	(5,112,229)	(1,482,468)
Repurchase of common stock	(31,273,996)	—
Issuance of common stock	3,392,372	2,286,150
Dividends paid	(4,809,957)	—
Net cash (used in) provided by financing activities	(35,890,636)	2,219,341

Effect of exchange rate changes on cash	184,548	(84,977)

Net increase (decrease) in cash and cash equivalents	(33,042,629)	13,347,795
Cash and cash equivalents at beginning of period	95,135,885	103,318,056
Cash and cash equivalents at end of period	$62,093,256	$116,665,851

Noncash capital expenditures	$2,463,120	$43,953

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

The unaudited quarterly condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States of America. The year-end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. The Company’s quarterly results may be subject to fluctuations. As a result, the Company believes the results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and allowances, whether actual or estimated based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectibility is reasonably assured and pricing is fixed and determinable. The Company’s general shipping terms are F.O.B. shipping point where title is transferred and revenue is recognized when products are shipped to customers.  In instances where title does not pass to the customer upon shipment, (F.O.B. destination point), title is transferred and the Company recognizes revenue upon delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing aftermarket repair and maintenance and engineering activities, though significantly less than 1% of net sales and not material to the financial statements, are recognized as the services are complete.

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

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$24,184,042	47,643,694	$0.51	$18,557,490	49,355,296	$0.38

Effect of Dilutive Securities
Stock options	—	861,402	(0.01)	—	891,878	(0.01)

Diluted EPS
Income available to common stockholders	$24,184,042	48,505,096	$0.50	$18,557,490	50,247,174	$0.37

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$63,948,009	48,115,666	$1.33	$47,263,999	49,242,808	$0.96

Effect of Dilutive Securities
Stock options	—	837,942	(0.02)	—	785,166	(0.02)

Diluted EPS
Income available to common stockholders	$63,948,009	48,953,608	$1.31	$47,263,999	50,027,974	$0.94

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

As of January 1, 2003, the Company adopted SFAS No. 148 and SFAS No. 123 and used the prospective method of applying SFAS No. 123 for the transition. For stock options that have been granted prior to January 1, 2003, the Company will continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equaled or exceeded the market price on the date of grant for options issued by he Company, no compensation expense has been recognized for stock options granted prior to January 1, 2003. For the three months ended September 30, 2004 and 2003, the Company has recognized after-tax stock option expense of approximately $651,000 and $232,000, respectively. For the nine months ended September 30, 2004 and 2003, the Company has recognized after-tax stock option expense of approximately $2,108,000 and $712,000, respectively.

Had compensation cost for the Company’s stock options for all grants been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$24,184,042	$18,557,490	$63,948,009	$47,263,999
Deduct total stock-based employee compensation expense determined under the fair value method for all awards granted prior to January 1, 2003, net of related tax effects	12,452	93,274	37,355	279,823
Net income, pro forma	$24,171,590	$18,464,216	$63,910,654	$46,984,176

Earnings per share
Basic, as reported	$0.51	$0.38	$1.33	$0.96
Basic, pro forma	0.51	0.37	1.33	0.95

Diluted, as reported	0.50	0.37	1.31	0.94
Diluted, pro forma	0.50	0.37	1.31	0.94

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Stock Spilt Effected in the Form of a Stock Dividend

In September 2004, the Company’s Board declared a 2-for-1 stock split to be effected in the form of a stock dividend of its common stock. The record date is November 1, 2004, and the additional shares will be distributed on November 18, 2004.  All of the share and per share numbers have been adjusted to reflect the stock split.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2004 presentation with no effect on net income or retained earnings as previously reported.

2.             Trade Accounts Receivable, net

Trade accounts receivable consist of the following:

	At September 30,		At December 31,
	2004	2003	2003
Trade accounts receivable	$116,834,023	$89,583,137	$68,717,357
Allowance for doubtful accounts	(1,852,953)	(1,790,363)	(1,889,210)
Allowance for sales discounts	(1,258,355)	(642,432)	(754,851)
	$113,722,715	$87,150,342	$66,073,296

3.             Inventories

The components of inventories consist of the following:

	At September 30,		At December 31,
	2004	2003	2003
Raw materials	$76,002,247	$32,056,747	$38,822,274
In-process products	18,881,959	14,849,626	15,132,723
Finished products	68,976,128	48,153,594	52,247,716
	$163,860,334	$95,059,967	$106,202,713

4.             Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	At September 30,		At December 31,
	2004	2003	2003
Land	$13,857,962	$13,124,355	$13,133,848
Buildings and site improvements	65,498,053	55,296,943	64,054,606
Leasehold improvements	5,734,534	5,891,470	5,833,533
Machinery and equipment	134,797,352	124,726,769	125,987,726
	219,887,901	199,039,537	209,009,713
Less accumulated depreciation and amortization	(118,457,273)	(105,961,155)	(105,397,774)
	101,430,628	93,078,382	103,611,939
Capital projects in progress	24,450,266	11,730,408	3,614,380
	$125,880,894	$104,808,790	$107,226,319

5.             Investments

As of September 30, 2004, the Company held a 35.0% investment in Keymark Enterprises, LLC (“Keymark”). The Company believes that the carrying value of its investment in Keymark exceeds its fair value and therefore has written down the value of its investment to zero.  Prior to the equity interest in Keymark, the Company had an agreement with Keymark’s predecessor to incorporate and specify the Company’s products in its software and to add some functionality to the software. The amounts paid in 2002 and 2001 (see Note 12 to the consolidated financial statements in the Company’s 2003 Annual Report) were payments made by the Company under the agreement as well as $15,000 to exercise an option included in the agreement giving the Company its initial 30% equity in Keymark’s predecessor. In 2003, the Company paid $500,000 for the additional 5% share but does not have have any additional funding requirements. In accordance to the criteria set forth in FASB Interpretation No. 46, the Company has concluded that it is not required to absorb any of the losses of Keymark beyond its initial investment nor does it have the ability to exert significant influence on Keymark’s operating and financing policies.

Available-for-Sale Investments

The Company’s investments in all debt securities are classified as either cash and cash equivalents or available-for-sale investments. As of September 30, 2004 and 2003, the Company’s investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At September 30, 2004
Debt investments
Municipal bonds	$21,436,122	$3,252	$43,908	$21,395,466
Commercial paper	—	—	—	—
Total debt investments	21,436,122	3,252	43,908	21,395,466
Money market instruments and funds	37,894	—	—	37,894
	$21,474,016	$3,252	$43,908	$21,433,360

At September 30, 2003
Debt investments
Municipal bonds	$22,206,727	$37,753	$17,317	$22,227,163
Commercial paper	3,122,257	—	—	3,122,257
Total debt investments	25,328,984	37,753	17,317	25,349,420
Money market instruments and funds	(4,406)	—	—	(4,406)
	$25,324,578	$37,753	$17,317	$25,345,014

Of the total estimated fair value of debt securities, $37,894 and $900,000 was classified as cash equivalents as of September 30, 2004 and 2003, respectively, and $21,395,466 and $24,449,420 was classified as short-term investments as of September 30, 2004 and 2003, respectively.

As of September 30, 2004, contractual maturities of the Company’s available-for-sale investments were as follows:

	Amortized Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$10,155,013	$10,130,692
Amounts maturing in 1 - 5 years	6,464,499	6,451,111
Amounts maturing in 5 - 10 years	1,298,738	1,298,751
Amounts maturing after 10 years	3,517,872	3,514,912
	$21,436,122	$21,395,466

During the nine months ended September 30, 2003, there were realized gains of $2,129 related to the sale of available-for-sale investments.

6.             Accrued Liabilities

Accrued liabilities consist of the following:

	At September 30,		At December 31,
	2004	2003	2003
Sales incentive and advertising allowances	$16,984,905	$9,291,652	$9,600,613
Dividends payable	4,783,425	—	—
Vacation liability	3,891,233	3,105,380	3,132,463
Other	3,032,583	3,531,711	2,448,411
	$28,692,146	$15,928,743	$15,181,487

7.             Debt

Outstanding debt at September 30, 2004 and 2003, and December 31, 2003, and the available credit at September 30, 2004, consisted of the following:

	Available	Debt Outstanding
	Credit at	at		at
	September 30,	September 30,		December 31,
	2004	2004	2003	2003
Revolving line of credit, interest at bank’s reference rate less 0.50% (at September 30, 2004, the bank’s reference rate less 0.50% was 4.25%), expires November 2006	$12,954,570	$—	$—	$—

Revolving term commitment, interest at bank’s prime rate less 0.50% (at September 30, 2004, the bank’s prime rate less 0.50% was 4.25%), expires June 2005	9,200,000	—	—	—

Revolving line of credit, interest at the bank’s base rate plus 2% (at September 30, 2004, the bank’s base rate plus 2% was 6.75%), expires September 2005	449,697	—	—	—

Revolving line of credit, interest at 4.50%, expires August 2005	4,604,400	—	1,050,604	—

Term loan, interest at LIBOR plus 1.375% (at September 30, 2004, LIBOR plus 1.375% was 3.035%), expires May 2008	—	1,200,000	1,500,000	1,350,000

Term loans, interest rates between 2.94% and 5.60%, expirations between 2006 and 2018	—	1,805,957	4,693,228	4,941,593

Standby letter of credit facilities	845,430	—	—	—
	28,054,097	3,005,957	7,243,832	6,291,593

Less line of credit and current portion of long-term debt		(551,323)	(1,922,860)	(1,113,657)
Long-term debt, net of current portion		$2,454,634	$5,320,972	$5,177,936
Standby letters of credit issued and outstanding	(845,430)
	$27,208,667

As of September 30, 2004, the Company had one outstanding standby letter of credit in the amount of $845,430 to guarantee performance on the Company’s leased facility in the United Kingdom.

8.             Commitments and Contingencies

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

The Company’s policy with regard to environmental liabilities is to accrue for future environmental assessments and remediation costs when information becomes available that indicates that it is probable that the Company is liable for any related claims and assessments and the amount of the liability is reasonably estimable. The Company does not believe that these matters will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Corrosion, hydrogen enbrittlement, stress corrosion cracking, hardness, wood pressure—treating chemicals (such as copper), misinstallations, environmental conditions or other factors can contribute to failure of fasteners and connectors. On occasion, some of the fasteners that the Company sells have failed, although the Company has not incurred any material liability resulting from those failures. The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions.  The Company subjects its products to extensive testing, with results and conclusions published in Company catalogues and on its website (see www.strongtie.com/info).   Based on test results to date, the Company believes that if its products are appropriately selected and installed in accordance with the Company’s guidance, they may be reliably used in appropriate applications.

9.             Segment Information

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Sales
Connector products	$167,675,000	$133,563,000	$472,329,000	$363,386,000
Venting products	20,885,000	18,329,000	57,982,000	51,423,000
Total	$188,560,000	$151,892,000	$530,311,000	$414,809,000

Income from Operations
Connector products	$35,571,000	$26,277,000	$97,384,000	$69,864,000
Venting products	3,206,000	2,723,000	6,809,000	6,918,000
All other	(181,000)	228,000	(667,000)	(163,000)
Total	$38,596,000	$29,228,000	$103,526,000	$76,619,000

		At September 30,		At December 31,
		2004	2003	2003
Total Assets
Connector products		$380,948,000	$278,862,000	$272,917,000
Venting products		58,019,000	41,728,000	38,628,000
All other		93,266,000	148,182,000	150,147,000
Total		$532,233,000	$468,772,000	$461,692,000

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of the segment entitled “All other.” Cash and cash equivalent and short-term investment balances in the “All other” segment were approximately $79,866,000, $137,218,000 and $139,021,000 as of September 30, 2004 and 2003, and December 31, 2003, respectively.

10.           Subsequent Events

In October 2004, the Company completed the acquisition of the assets of Quik Drive, U.S.A., Inc. and Quik Drive Canada, Inc. and 100% of the equity of Quik Drive Australia Pty. Limited (collectively “Quik Drive”). Quik Drive manufactures collated fasteners and fastener delivery systems which are marketed in the U.S., Canada, Australia and New Zealand.  The cost (subject to post-closing adjustments) of the acquisition was $30.0 million in cash and $5.0 million in stock (which was not and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements).

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and nine months ended September 30, 2004 and 2003. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

In September 2004, the Company’s Board declared a 2-for-1 stock split to be effected in the form of a stock dividend of its common stock. The record date is November 1, 2004, and the additional shares will be distributed on November 18, 2004.  All of the share and per share numbers have been adjusted to reflect the stock split.

Results of Operations for the Three Months Ended September 30, 2004, Compared

with the Three Months Ended September 30, 2003

Net sales increased 24.1% to $188.6 million as compared to net sales of $151.9 million for the third quarter of 2003. Net income increased 30.3% to $24.2 million for the third quarter of 2004 as compared to net income of $18.6 million for the third quarter of 2003. Diluted net income per common share was $0.50 for the third quarter of 2004 as compared to $0.37 for the third quarter of 2003.

In the third quarter of 2004, sales growth occurred throughout North America and Europe. The growth in the United States was strongest in the southern and western regions. Simpson Strong-Tie’s third quarter sales increased 25.5% over the same quarter last year, while Simpson Dura-Vent’s sales increased 13.9%. Lumber dealers, contractor distributors and dealer distributors were the fastest growing Simpson Strong-Tie sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Engineered wood products and seismic and high wind products had the highest percentage growth rates in sales, while core products, which include joist hangers and column bases also showed solid growth. Sales of all of Simpson Dura-Vent’s major product groups increased compared to the third quarter of 2003.

Income from operations increased 32.1% from $29.2 million in the third quarter of 2003 to $38.6 million in the third quarter of 2004 and gross margins increased from 39.7% in the third quarter of 2003 to 41.2% in the third quarter of 2004. This increase was primarily due to improved absorption of overhead costs resulting from increased sales volume, partially offset by increased material costs, mainly steel, the cost of which continued to increase. To reduce the effect of the rising steel prices in 2004 and to avoid possible shortages in supply, the Company purchased additional steel at the end of 2003 and in 2004. In addition, the Company has had two sales price increases in 2004 to offset the rising cost of steel. Steel prices may have reached a temporary peak, but they are expected to remain at their current level for the foreseeable future. If they stay at their current levels or increase further and the Company is not able to maintain or increase prices, the Company’s margins could deteriorate.

Selling expenses increased 14.9% from $12.4 million in the third quarter of 2003 to $14.2 million in the third quarter of 2004, primarily due to increased costs associated with the addition of sales personnel and increased promotional activities totaling approximately $1.3 million. General and administrative expenses increased 32.4% from $18.7 million in the third quarter of 2003 to $24.8 million in the third quarter of 2004. This increase was primarily due to an increase in cash profit sharing of approximately $3.0 million, as a result of higher operating income, and an increase in pre-tax stock compensation expenses of approximately $0.8 million. The increase was also partially due to increased administrative overhead costs totaling approximately $0.9 million. In addition, bad debt expense was higher by approximately $0.5 million relative to the same quarter last year. The tax rate was 37.6% in the third quarter of 2004, up slightly from 37.5% in the third quarter of 2003.

Results of Operations for the Nine Months Ended September 30, 2004, Compared

with the Nine Months Ended September 30, 2003

In the first nine months of 2004, net sales increased 27.8% to $530.3 million as compared to net sales of $414.8 million in the first nine months of 2003. Net income increased 35.3% to $63.9 million in the first nine months of 2004 as compared to net income of $47.3 million in the first nine months of 2003. Diluted net income per common share was $1.31 in the first nine months of 2004 as compared to $0.94 in the first nine months of 2003.

In the first nine months of 2004, sales growth occurred throughout North America and Europe. The growth in the United States was strongest in the southern, western and northeastern regions. Simpson Strong-Tie’s sales increased 30.0% over the first nine months of 2003, while Simpson Dura-Vent’s sales increased 12.8%. Lumber dealers, dealer distributors and contractor distributors were the fastest growing Simpson Strong-Tie sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Engineered wood products and seismic and high wind products had the highest percentage growth rates in sales, while core products showed solid growth. Sales of Simpson Dura-Vent’s gas vent, chimney, and pellet vent products increased compared to the first nine months of 2003, while sales of its Direct-Vent products were flat.

Income from operations increased 35.1% from $76.6 million in the first nine months of 2003 to $103.5 million in the first nine months of 2004 and gross margins increased from 40.2% in the first nine months of 2003 to 40.8% in the first nine months of 2004. This increase was primarily due to improved absorption of overhead costs resulting from increased sales volume, partially offset by an increase in material costs, mainly steel, the cost of which continued to increase during the first nine months of 2004 as discussed above.

Selling expenses increased 17.4% from $36.3 million in the first nine months of 2003 to $42.6 million in the first nine months of 2004, primarily due to increased costs associated with the addition of sales personnel, including those related to the acquisition in May 2003 of MGA Construction Hardware & Steel Fabricating Limited and MGA Connectors Limited (collectively, “MGA”) in Canada, and increased promotional activities totaling approximately $5.1 million. General and administrative expenses increased 30.7% from $53.9 million in the first nine months of 2003 to $70.5 million in the first nine months of 2004. This increase was primarily due to an increase in cash profit sharing of approximately $9.6 million, as a result of higher operating income, and an increase in pre-tax stock compensation expenses of approximately $2.5 million. The increase was also partially due to higher legal expenses of approximately $1.8 million and to increased administrative overhead costs totaling approximately $1.7 million, including those related to the acquisition of MGA. In addition, in the first quarter of 2004, the Company donated $0.5 million to a university in central California to help fund the research and development of innovative construction practices. The tax rate was 38.4% in the first nine months of 2004, down from 38.9% in the first nine months of 2003. The decrease was primarily due to tax credits in an enterprise zone related to the expansion of the Company’s facilities in Stockton, California, and tax credits related to research and development costs.

The Company recently was informed of a consumer alert issued on October 21, 2004, by the fraud division of the office of the Contra Costa County, California, District Attorney, regarding the corrosion of some types of connectors and fasteners when used with some types of pressure-treated wood. A local television news program reported on this matter on the same day. The Company subjects its products to extensive testing, including their use with pressure-treated wood. The Company publishes its conclusions and guidance in its catalogues and on its web site (see www.strongtie.com/info). Based on its test results to date, the Company believes that if its products are appropriately selected and properly installed in accordance with the Company’s guidance, they may be reliably used in appropriate applications with pressure-treated wood.

Liquidity and Sources of Capital

As of September 30, 2004, working capital was $279.0 million as compared to $278.2 million at September 30, 2003, and $269.5 million at December 31, 2003. The increase in working capital from December 31, 2003, was primarily due to an increase in inventories of approximately $57.7 million. In total, the value of inventory increased 54.3% from December 31, 2003, approximately half of which was attributable to rising prices.  Raw material prices were up approximately 45.7% while raw material quantities, mainly steel, were up 38.0% from December 31, 2003.  There was also an increase in the Company’s trade accounts receivable of approximately $47.6 million.  Net accounts receivable increased by 72.1% from December 31, 2003.  The increase is due primarily to increased prices and sales volumes.  The Company increased prices a total of approximately 15% during the nine-month period ended September 30, 2004.  In addition, sales volumes are typically greater in the second and third quarters compared to the first and fourth quarters.  Offsetting these factors was a decrease in cash, cash equivalents, and short-term investments of approximately $56.3 million, primarily due to the repurchase for approximately $31.3 million of the Company’s common stock, and an increase in trade accounts payable of approximately $22.0 million. Accrued liabilities increased by approximately $13.5 million, primarily as a result of higher accrued rebates and for the dividends declared in the third quarter of 2004 and payable in October 2004 and  January 2005. Accrued cash profit sharing, which is based on operating income, also increased, by approximately $6.9 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change and changes in noncurrent assets and liabilities, combined with net income and noncash expenses, including depreciation, amortization and stock-based compensation charges, totaling approximately $82.8 million, resulted in net cash provided by operating activities of approximately $10.7 million. As of September 30, 2004, the Company had unused credit facilities available of approximately $27.2 million.

The Company used approximately $8.0 million in its investing activities. Approximately $30.9 million was used for capital expenditures and approximately $0.6 million was used to acquire 100% of the shares of ATF Furrer Holz GmbH (“ATF”), in Switzerland. ATF distributes a line of hidden connectors in some European countries.  This was offset by the net sales and maturities of available-for-sale securities of approximately $23.3 million. Approximately $13.2 million of the capital expenditures comprised real estate and related purchases, primarily for the construction of the Company’s new manufacturing facility in McKinney, Texas. This facility is expected to be completed around the end of 2004. The anticipated additional costs to complete this facility are expected to be approximately $6.0 million.  In addition, the Company expects to spend approximately $7.1 million for equipment and furnishings for this facility.  In August 2004, the Company entered into an agreement to purchase the Columbus, Ohio, facility which is currently leased from a related party.  The purchase price is approximately $4.0 million and is expected to be completed in 2005.  The Company expects its total capital spending to be approximately $45.0 million for 2004.

In October 2004, the Company’s subsidiary, Simpson Strong-Tie, completed the acquisition of the assets of Quik Drive, U.S.A., Inc. and Quik Drive Canada, Inc. and 100% of the equity of Quik Drive Australia Pty. Limited (collectively “Quik Drive”). Quik Drive manufactures collated fasteners and fastener delivery systems which are marketed in the U.S., Canada, Australia and New Zealand. The cost (subject to post-closing adjustment) of the acquisition was $30.0 million in cash and $5.0 million in stock (which was not and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements).

The Company’s financing activities used net cash of approximately $35.9 million, $31.3 million of which was used for the repurchase of 1,150,854 shares of its Common Stock as part of the $50.0 million that the Company’s Board of Directors authorized in December 2003 to reduce the dilutive effect of recently granted stock options.  In addition, the Company repaid approximately $4.3 million of its debt at its European subsidiaries. Other uses of cash for financing activities included the payments of cash dividends in both April and July 2004. In both July and September of 2004, the Company’s Board of Directors declared cash dividends to be paid in October 2004 and January 2005, respectively. Each dividend is $0.05 per share totaling approximately $2.4 million each. Approximately $3.4 million was provided by the issuance of common stock.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements will be sufficient for the Company’s working capital needs and planned capital expenditures over the next twelve months. Depending on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing.

The Company believes that the effect of inflation on the Company has not been material in recent years, as inflation rates have remained relatively low. However, recent increases in the price of steel, the Company’s main raw material, and the possibility of further increases may adversely affect the Company’s margins if it cannot recover the higher costs through price increases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s short-term investments consisted of debt securities of approximately $21.4 million as of September 30, 2004. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase immediately and uniformly by 10% or less from levels as of September 30, 2004, the decline in the fair value of the investments would not have a material effect on the Company’s financial position as of September 30, 2004, or results of operations for the three and nine months then ended.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to its operations taken as a whole. The translation adjustment resulted in gains of approximately $1.7 million and $0.1 million in the three and nine months ended September 30, 2004, respectively, primarily due to the effect of the weakening of the U.S. dollar in relation to British and Canadian currencies, offset by the strengthening of the U.S. dollar versus the other European currencies.

Item 4. Controls and Procedures.

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date.

We have determined that there are deficiencies in our control systems and we are working toward remediating them.  We have not yet determined if any of the deficiencies are or would be significant or may be material weaknesses. The Company has operated and continues to operate with a lean management and administrative organization. The Company’s management is considering increasing the segregation of duties and authority relating to various Company processes and financial functions. In its continuing review, management may find it necessary or advisable to add human resources and enhance control procedures, to better protect those processes and functions from error and abuse. Management’s review is ongoing. New procedures may be developed and implemented from time to time, as the need for them becomes apparent.

Since June 30, 2004, the Company has been and is implementing changes to its internal controls which may be reasonably likely to materially affect its internal controls over financial reporting. The changes that the Company has implemented primarily relate to segregation of duties and include the following:

•              The Company has formalized its internal controls over the process of authorizing transactions at the appropriate level of management. In addition, more robust procedures have been put in place in purchasing and payables to segregate ordering, receiving and authorizing payment of Company purchases.

•              The Company has also implemented training procedures so that employees who are authorized to make purchases are also aware of rules and procedures for properly recording the purchases in the appropriate period.

•              The use of general ledger checklists has been expanded to promote accuracy and completeness in recording transactions.

•              The Company has increased the oversight of the preparation and review of computations of customer rebates.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The Company does not believe that the outcomes of these matters will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 22, 2004, the Company announced its intention to begin to repurchase up to approximately 1,150,000 shares of its Common Stock in the open market in order to reduce the dilutive effect of recently granted stock options. The repurchase program is part of the $50.0 million that the Company’s Board of Directors authorized in December 2003. This authorization will remain in effect through December 31, 2004. The following table presents the monthly purchases by the Company during the third quarter of 2004:

(d) Maximum
			(c) Total Number	Number (or
			of Shares (or	Approximate Dollar
	(a) Total	(b)	Units) Purchased	Value) of Shares (or
	Number of	Average	as Part of	Units) that May Yet
	Shares (or	Price Paid	Publicly	Be Purchased Under
	Units)	per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs

July 1, 2004 - July 31, 2004	8,000	$26.31	8,000	106,000

August 1, 2004 - August 31, 2004	106,000	$27.76	106,000	—

September 1, 2004 - September 30, 2004	—	$—	—	—

Total	114,000		114,000

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1

First Amendment to Asset Purchase Agreement, dated October 13, 2004, by and between Quik Drive, U.S.A., Inc., Quik Drive Canada Inc. and G. Lyle Habermehl, and Simpson Strong-Tie Company Inc. and Simpson Manufacturing Co., Inc.

10.2

Agreement Regarding Amended Schedules, dated October 14, 2004, by and between Quik Drive, U.S.A., Inc., Quik Drive Canada Inc., and G. Lyle Habermehl, and Simpson Strong-Tie Company Inc. and Simpson Manufacturing Co., Inc.

10.3	Third Amendment to the Loan Agreement, dated November 6, 2001, between, Simpson Manufacturing Co., Inc. and Union Bank of California, N.A.
10.4

2600 International Street, Columbus, Ohio, Purchase Agreement and Joint Escrow Instructions, dated August 10, 2004, between Simpson Manufacturing Co., Inc. and Everett Johnston, Barclay Simpson, Richard Phelan, Estate of Tye Gilb, Judy Oliphant, Doyle Norman, Amy Simpson, Julie Simpson, Elizabeth Simpson Murray, Steve Eberhard, Steve Lamson, Richard Perkins, Thomas Fitzmyers and Simpson Investment Company, a California General Partnership.

11.	Statements re computation of earnings per share.
31.	Rule 13a-14(a)/15d-14(a) Certifications.
32.	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 9, 2004	By	/s/ Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
(principal accounting and financial officer)