Form 10-Q/A
period 2004-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2004-11-17
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO.1

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 17, 2004	By	/s/Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
(principal accounting and financial officer)