Form 10-Q/A
period 2004-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2004-11-17
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

We have determined that there are deficiencies in our control systems and we are working toward remediating them.  We have not yet determined if any of the deficiencies are or would be significant or may be material weaknesses. The Company has operated and continues to operate with a lean management and administrative organization. The Company’s management is considering increasing the segregation of duties and authority relating to various Company processes and financial functions. In its continuing review, management may find it necessary or advisable to add human resources and enhance control procedures, to better protect those processes and functions from the possibility of error and abuse. Management’s review is ongoing. New procedures may be developed and implemented from time to time, as the need for them becomes apparent.

The CEO and the CFO have concluded that the Company’s disclosure controls and procedures were effective because of controls that are in place to mitigate deficiencies. Those controls include overall management oversight, review and analysis of the financial reports for consistency with expected performance criteria, rigorous reporting procedures, conservative financial policies and management’s assessment of the competence, integrity and tenure of the Company’s employees in key positions.

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

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a.                                       Exhibits.

10.1               Lease Amending Agreement, dated October 1, 2003,  between Minuk Developments Inc. and Simpson Strong-Tie Canada Limited and Simpson Manufacturing Co., Inc. (Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004)

10.2               Lease Agreement, dated November 14, 2003, between Stone Mountain Industrial Park, Inc. and Simpson Strong-Tie Company Inc. (Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004)

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