Form 10-K
period 2004-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2005-03-14
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2004

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

Yes     ☒     No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

As of June 30, 2004, there were outstanding 47,647,902 shares of the registrant’s common stock, par value $0.01, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2004) was approximately $1,009,063,247. As of March 7, 2005, 47,988,044 shares of the registrant’s common stock were outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes     ☒     No     ☐

Documents Incorporated by Reference

The information called for by Parts II and III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 3, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

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

PART I

Item 1. Business.

Background

Simpson Manufacturing Co., Inc. (the “Company”), through its subsidiary, Simpson Strong-Tie Company Inc. (“Simpson Strong-Tie” or “SST”), designs, engineers and is a leading manufacturer of wood-to-wood, wood-to-concrete, wood-to-masonry connectors, screw fastening systems and collated screws, and pre-fabricated shearwalls. SST also offers a full line of adhesives, mechanical anchors and powder actuated tools for concrete, masonry and steel. The Company’s subsidiary, Simpson Dura-Vent Company, Inc. (“Simpson Dura-Vent” or “SDV”), designs, engineers and manufactures venting systems for gas, wood, oil and pellet burning appliances. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself (“DIY”) markets. The Company believes that SST benefits from strong brand name recognition among architects and engineers who frequently specify in building plans the use of SST products, and that SDV benefits from strong brand name recognition among contractors, dealers, distributors and SDV’s relationships with original equipment manufacturers (“OEMs”) to which SDV markets its products. The Company has continuously manufactured structural connectors since 1956. See Note 14 to the Company’s Consolidated Financial Statements for information regarding the net sales, income from operations, depreciation and amortization, capital expenditures and acquisitions and total assets for the Company’s two primary segments.

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

Simpson Dura-Vent’s venting systems are used to vent gas furnaces and water heaters, gas fireplaces and stoves, wood and oil burning appliances and pellet stoves. SDV’s metal vents, chimneys and chimney liner systems exhaust combustion products to the exterior of the building. SDV designs its products for ease of assembly and safe operation and to achieve a high level of performance. SDV produces and markets approximately 2,400 different venting products.

The Company emphasizes continuous new product development and often obtains patent protection for its new products. The Company’s products are marketed in all 50 states of the United States and in Europe, Canada, Japan, Australia, New Zealand, Mexico and several countries in Central and South America. Both Simpson Strong-Tie and Simpson Dura-Vent products are distributed to home centers, through wholesale distributors and to contractors and dealers. Simpson Dura-Vent also sells to OEM manufacturers.

The Company has developed and uses automated manufacturing processes. Its innovative manufacturing systems and techniques have allowed it to control manufacturing costs, even while developing both new products and products that meet customized requirements and specifications. The Company’s development of specialized manufacturing processes has also permitted increased operating flexibility and enhanced product design innovation. The Company has developed a quality management system that employs numerous quality-control procedures. The Company has 16 manufacturing locations in the United States, Canada, France, Denmark and England.

The Company is a Delaware corporation organized and merged with its predecessor company in 1999. The Company serves as a holding company for Simpson Strong-Tie and its subsidiaries and for Simpson Dura-Vent.

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

Natural disasters throughout the world have focused attention on safety concerns relating to the structural integrity of homes and other buildings. The 1995 earthquake in Kobe, Japan, the 1994 earthquake in Northridge, California, the 1989 Loma Prieta earthquake in Northern California, Hurricanes Hugo in 1989 and Andrew in 1992 and a series of hurricanes in 2004 in the Southeastern United States, and other less cataclysmic natural disasters, damaged and destroyed innumerable homes and other buildings, resulting in heightened consciousness of the fragility of some of those structures.

In recent years, architects, engineers, model code agencies, contractors, building inspectors and legislators have continued efforts to improve structural integrity and safety of homes and other buildings in the face of disasters of various types, including seismic events, storms and fires. Based on ongoing participation in trade and professional associations and communications with governmental and quasi-governmental regulatory agencies, the Company believes that building codes are being more uniformly applied around the country and their enforcement is becoming more rigorous.

Recently, there has been consolidation among several of the Company’s customer groups. The industry has experienced increased complexity in home design and builders are more aggressively trying to reduce their costs. The Company has responded to these trends by marketing its products as systems, in addition to individual parts. In some cases, systems marketing is facilitated by the use of sophisticated design and specification software.

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

Concerns about energy conservation and air quality have led to increasing recognition of the advantages of natural gas as a heating fuel, including its clean burning characteristics. Use of natural gas for home heating has been increasing in the United States over a number of years. Simpson Dura-Vent markets a line of products designed to vent natural gas burning appliances

The Company continues to develop its distribution through home centers throughout the United States. The Company’s sales to home centers increased significantly in 2003 and 2004, although sales were up only slightly in the fourth quarter of 2004. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Home Centers. The Company intends to continue to increase penetration of the DIY markets by solicitation of home centers. The Company’s Account Managers maintain on-going contact with home centers to work with them in a broad range of areas including inventory levels, retail display maintenance, and product knowledge training. To satisfy specialized requirements of the home center market, the Company has developed extensive bar coding and merchandising aids and has devoted a portion of its research efforts to the development of DIY products.

Dealers. In some markets, the Company sells its products directly to lumber dealers.

OEM Relationships. The Company works closely with manufacturers of engineered wood products and OEMs in developing and expanding the application and sales of Simpson Strong-Tie’s engineered wood connector products and Simpson Dura-Vent’s gas, wood and pellet stove venting products. SST has relationships with several of the largest manufacturers of engineered wood products, and SDV has OEM relationships with major fireplace and stove manufacturers.

While the Company is expanding its established facilities outside of California to increase its presence and sales in these markets, sales of some products may relate primarily to certain regions. For example, sales of SST’s line of shearwalls, which was expanded recently with the introduction of a steel wall, are concentrated in the western region of the United States since their use is primarily intended to resist the effects of seismic forces. Since 1993, the Company has established operations in the United Kingdom, opened warehouse and distribution facilities in western Canada and the northeastern United States, purchased anchor products manufacturers in Illinois and eastern Canada and connector product manufacturers in France, Denmark, Germany and western Canada and acquired the assets of a leading manufacturer and distributor of screw fastening systems and collated screws with manufacturing and distribution operations in Tennessee and distribution in Canada, Australia and New Zealand. The European investments are intended to establish a presence in the European Community through companies with existing customer bases and through servicing U.S.-based customers operating there. The Company also distributes connector and epoxy products in Chile, Mexico, Japan, Australia, China and New Zealand. The Company intends to continue to pursue and expand operations both inside and outside of the United States (see Note 14 to the Company’s Consolidated Financial Statements).

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

The Company’s product research and development is based largely on needs that customers communicate to the Company. The Company typically has developed 10 to 20 new products annually (some of which may be produced in a range of sizes). The Company’s strategy is to develop new products on a proprietary basis, to patent them when appropriate and to seek trade secret protection for others.

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

Metal connectors, anchors and fasteners will corrode and lose load carrying capacity when installed in corrosive environments or exposed to corrosive materials. There are many environments and materials that may cause corrosion, including ocean salt air, fire retardants, preservative-treated wood, dissimilar metals, fumes and fertilizers. The variables present in a single building environment make it impossible accurately to predict if, or when, significant corrosion will begin or reach a critical level. This relative uncertainty makes it crucial that the specifiers be knowledgeable of the potential risks and select a product coating or metal that is suitable for the intended use. Changes in the preservative-treated wood industry have created additional concerns. Effective December 31, 2003, the preservative-treated wood industry voluntarily transitioned from Chromated Copper Arsenate (“CCA-C”) used in residential applications to alternative treatments. Testing has shown that certain alternative replacement treatments are generally more corrosive than CCA-C. SST publishes technical bulletins on subjects such as this and others that affect the installation and use of its products and makes its technical bulletins available on its website at www.strongtie.com.

Products

Simpson Strong-Tie is a recognized brand name in the markets it serves. SST manufactures and markets products that strengthen the three types of connections typically found in residential and commercial construction:  wood-to-wood, wood-to-concrete and wood-to-masonry. The Company’s connector products, including its pre-fabricated shearwalls, are installed on the continuous load path from the foundation to the roof system. SST also markets specialty screws and nails for proper installation of certain of its connector products. These products have seismic, retrofit and remodeling applications for both new construction and DIY markets. Through its Anchor Systems product line, SST also offers a full line of adhesives, mechanical anchors and powder actuated tools for numerous anchoring applications in concrete, masonry and steel. With the addition of the Quik Drive product line, SST now also offers screw fastening systems and collated screws for various construction applications.

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

New Product Development

Simpson Strong-Tie commits substantial resources to engineering and new product development and the majority of its products have been developed through SST’s internal research and development program. SST typically has developed 10 to 20 new products each year. SST’s research and development expense for the three years ended December 31, 2004, 2003 and 2002, was $3,966,000, $3,599,000 and $3,199,000, respectively. In late 2002, SST completed construction of its advanced testing facility in Stockton, California, and testing of multi-story wall systems began there in 2003. As part of the new product development process, SST engineers, in cooperation with sales and marketing staff, meet regularly with architects, engineers, building inspectors, code officials and customers. Several new products derived from existing product lines are developed annually. SST developed and introduced a line of pre-fabricated steel shearwall products primarily for the new construction market and a new line of collated fasteners and fastener tools. SST also has expanded its line of chemical and mechanical anchor products and powder actuated tools. The Company believes that existing distribution channels are receptive to product line extensions, thereby enhancing SST’s ability to enter new markets.

Sales and Marketing

Simpson Strong-Tie’s sales and marketing programs are implemented through SST’s branch system. SST currently maintains branches in Northern and Southern California, Texas, Ohio, Canada, England, France and Denmark. Each branch is served by its own sales force, as well as manufacturing, warehouse and office facilities. Each branch is responsible for a broad geographic area. Branch managers have significant autonomy in managing their operations. Each is responsible for setting and executing sales and marketing strategies that are consistent with the markets that the branch serves and the goals of the Company. Each domestic branch is an independent profit center with cash profit sharing bonus and stock option programs based on its own performance. At the same time, the domestic branches closely integrate their manufacturing activities to enhance product availability. Branch sales forces in the U.S. are supported by marketing managers in the home office in Dublin, California. The home office also functions to coordinate issues effecting customers that operate in multiple regions. The sales force maintains close working relationships with customers, develops new business, calls on architects, engineers and building officials and participates in a range of educational seminars.

Simpson Strong-Tie sells its products through an extensive distribution system comprising dealer distributors supplying thousands of retail locations nationwide, contractor distributors, home centers, lumber dealers, manufacturers of engineered wood products, and specialized contractors such as roof framers. In recent years, sales to home centers have been one of the Company’s fastest growing distribution channels. A large part of that growth was sales to The Home Depot, which acquired White Cap Construction Supply, Inc., a contractor distributor, in 2004. Sales to The Home Depot exceeded 10% of the Company’s consolidated net sales in each of the last three years (see Note 14 to the Company’s Consolidated Financial Statements and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The loss of this customer would have a material adverse effect on the Company. SST’s DIY and dealer products are used to build projects such as decks, patio covers and garage and organization systems.

Simpson Strong-Tie dedicates substantial resources to customer service. SST produces numerous publications and point-of-sale marketing aids to serve specifiers, distributors, retailers and users for the various markets that it serves. These publications include general catalogs, as well as various specific catalogs, such as those for its Anchor System products. The catalogs and publications describe the products and provide load and installation information. SST also maintains several linked websites centered on www.strongtie.com, which include catalogs, product and technical information, code reports and other general information related to SST’s product lines and promotional programs.

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

Simpson Strong-Tie believes that dealer and home center sales of SST products are significantly greater when the bins and racks at large dealer and home center locations are adequately stocked with appropriate products. Various retailers carry varying numbers of SST products and SST’s Account Managers are engaged in ongoing efforts to inform retailers about SST’s merchandising programs and the appeal of the SST brand.

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

Consumer concerns over the rising costs of natural gas and home heating oil in 2003 and 2004 increased demand for alternative fuel appliances. This has resulted in increased demand for SDV’s all-fuel chimney and pellet vent products. The gas fireplace market has evolved into two basic types of fireplace: top-vent fireplaces that are vented with the standard Type B Gas Vent and direct-vent fireplaces that use a special double-wall venting system. SDV’s direct-vent system is designed not only to exhaust the flue products, but also to draw in outside air for combustion, an important feature in modern energy-efficient home construction. The direct-vent gas fireplace systems provide ease of installation, permitting horizontal through-the-wall venting or standard vertical through-the-roof venting. SDV has established relationships with several large manufacturers of gas stoves and gas fireplaces to supply direct-vent venting products. In 1996, SDV expanded its direct-vent product line to include both co-axial and co-linear direct vent systems for venting gas stoves and gas inserts into existing masonry chimneys or existing factory-built metal chimneys.

New Product Development

Simpson Dura-Vent has gained industry recognition by offering innovative new products that meet changing needs of customers. SDV representatives serve on industry committees concerned with issues such as new appliance standards and government regulations. SDV’s research and development expense for the three years ended December 31, 2004, 2003 and 2002, was $518,000, $464,000 and $460,000, respectively. SDV also maintains working relationships with research and development departments of major appliance manufacturers, providing prototypes for field testing and conducting tests in SDV’s testing laboratory. SDV believes that such relationships provide competitive advantages. For example, SDV introduced the first direct vent system for direct vent gas appliances. In 2003, SDV developed stainless steel flexible relining systems for masonry chimneys. These systems are used to resize and retrofit masonry chimneys to accommodate wood burning and pellet burning fireplace inserts. In 1999, SDV introduced DuraTech, a twin-walled insulated chimney system for use on wood burning stoves, fireplaces and oil fired appliances. This product line has been designed and manufactured to a new standard of excellence. It is constructed from stainless steel and incorporates blanket insulation for enhanced safety and efficiency. In 2004, SDV completed testing for a new chimney product line, Dura-Plus HTC, which is designed to meet Canadian standards for chimney systems and will be marketed in Canada beginning in 2005.

Sales and Marketing

Simpson Dura-Vent’s sales and marketing programs are implemented through company sales and marketing staff and a network of independent manufacturer’s agents. SDV markets venting systems for both gas and wood burning appliances through wholesale distributors in the United States, Canada and Australia to the HVAC (heating, ventilating and air conditioning) and PHC (plumbing, heating and cooling) contractor markets, and to fireplace specialty shop distributors. These customers sell to contractor and DIY markets. SDV also markets venting products to home center and hardware store chains. SDV has established OEM relationships with several major gas fireplace and gas stove manufacturers, which SDV believes are leaders in the direct-vent gas appliance market (see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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

The Company is committed to helping people build safer structures economically through the design, engineering and manufacturing of structural connectors, pre-fabricated shearwalls, anchors and related products. To this end, the

Company has developed a quality management system that employs numerous quality-control procedures, such as computer-generated work orders, constant review of parts as they are produced and frequent quality testing (see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Since 1996, Simpson Strong-Tie’s quality management system has been registered under ISO 9001, an internationally recognized set of quality-assurance standards. SST achieved registration under the new ISO 9001-2000 standard for its operations in North America and England in the first quarter of 2003. The Maple Ridge, B.C., and Stockton, California, locations achieved registration in 2004 and the Denmark location achieved registration in early 2005, joining 12 other locations in North America and England that were previously registered. In 2005, SST expects to achieve ISO 9001 registration for its operations in France and expects to begin the registration process for Quik Drive’s Gallatin, Tennessee facility. The Company believes that ISO registration is becoming increasingly important to U.S. companies.

Simpson Strong-Tie operates manufacturing and warehouse facilities in California, Texas, Ohio, Florida, Connecticut, Illinois, Washington, Tennessee, Nevada, British Columbia, Ontario, England, France, Denmark, Germany, Australia and Poland. SST also stocks its products in Scotland, Austria and Chile. Most of SST’s products are produced with a high level of automation, using progressive dies run in automatic presses making parts from coiled sheet steel at rates that often exceed 100 strokes per minute. SST estimates that it produces over one billion product pieces per year. Most of SST’s products (SKUs) are bar coded with UPC numbers for easy identification, and nearly all of the products sold to home centers are labeled with bar codes. SST has significant press capacity and has multiple dies for some of its high volume products because of the need to produce these products close to the customer and to provide backup capacity. The balance of production is accomplished through a combination of manual, blanking and numerically controlled (NC) processes which include robotic welders, lasers and turret punches. This capability allows SST to produce products with little redesign or set-up time, facilitating rapid turnaround for customers. New tooling is also highly automated. Dies are designed and produced using computer aided design (CAD) and computer aided machining (CAM) systems. CAD/CAM capability enables SST to create multiple dies rapidly and design them to high standards. The Company is constantly reviewing its product line to reduce manufacturing costs, increase automation, and take advantage of new types of materials. For example, in recent years SST has introduced multiple products made from an engineered composite plastic, the AnchorMate, the StrapMate and the Anchor Bolt Stabilizer.

Simpson Strong-Tie also manufactures chemical anchoring products at its facility in Addison, Illinois. The chemicals are mixed in batches and are then loaded in two-part dispensers. These dispensers mix the product on the job site since set up times are usually very short. In addition, SST purchases a number of products, primarily fasteners, powder actuated tools and accessories and certain of its mechanical anchoring products, from various sources around the world. These purchased products undergo inspections on a sample basis for conformance with ordered specifications and tolerances before being distributed.

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

Simpson Strong-Tie’s product lines are subject to federal, state, county, municipal and other governmental and quasi-governmental regulations that affect product design, development, testing, applications, marketing, sales, installation and use. Most SST products are recognized by building code and standards agencies. Agencies that recognize Company products include the International Code Council (ICC), the City of Los Angeles, the State of Florida, the State of Wisconsin, and the California Division of the State Architect. These and other code agencies adopt various testing and design standards and incorporate them into their related building codes. With the adoption of the International Residential Code (2000 and 2003) and the International Building Code (2000 and 2003), these standards have become more uniformly applied and are recognized throughout most of the country. SST considers code recognition to be a significant marketing tool and devotes considerable effort to obtaining and maintaining appropriate approvals for its products. SST believes that architects, engineers, contractors and other customers are less likely to purchase structural products that lack the appropriate code acceptance if code-accepted competitive products are available. SST actively participates in industry related professional associations to keep abreast of regulatory changes and to provide information to regulatory agencies.

Simpson Dura-Vent operates under a complex regulatory environment that includes appliance and venting performance standards related to safety, energy efficiency and air quality. Gas venting regulations are contained in the National Fuel Gas Code (“NFGC”), while safety and performance regulations for wood burning appliances and chimney systems are contained in a National Fire Protection Association standard (“NFPA 211”). Standards for testing gas vents and chimneys are developed by testing laboratories such as Underwriter’s Laboratories (“UL”) in compliance with the American National Standards Institute. Clean air standards for both gas and wood burning appliances are regulated by the Environmental Protection Agency (“EPA”). Energy efficiency standards are regulated by the Department of Energy (“DOE”) under the authority of the National Appliance Energy Conservation Act. Under this act, the DOE periodically reviews the necessity for increased efficiency standards with respect to gas furnaces and gas water heaters. A substantial percentage of SDV’s Type B Gas Vent sales are for gas furnaces and gas water heaters. Minimum appliance efficiency standards are being considered that could negatively affect sales of Type B Gas Vents, which could materially and adversely affect the Company’s operating results and financial condition if the standards and regulations contained in the NFGC and NFPA 211 are ultimately adopted by national building code organizations such as International Code Council (ICC). In turn, the various building codes could be adopted by local municipalities, resulting in enforcement through the building permit process. Safety, air quality and energy efficiency requirements are enforced by local air quality districts and municipalities by requiring proper UL, EPA and DOE labels on appliances and venting systems.

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

The venting industry is highly competitive. SDV’s competitors include a variety of manufacturers that have operations in USA, Canada and Mexico. Most of its competitors don’t compete in all of SDV’s product lines, and some have additional product lines which SDV does not offer. SDV competes on the basis of quality, service, breadth of product line, technical support, and product innovation.

Raw Materials

The principal raw material used by the Company is steel, including stainless steel, and is generally ordered to specific American Society of Testing and Materials (“ASTM”) standards.  SST also uses materials such as epoxies and acrylics in the manufacture of it chemical anchoring products. Raw materials such as aluminum, aluminum alloys and ceramic and other insulation materials, are used by Simpson Dura-Vent, and cartons, which are used by both SST and SDV. The Company purchases raw materials from a variety of commercial sources. The Company’s practice is to seek cost savings and enhanced quality by purchasing from a limited number of suppliers.

The steel industry is highly cyclical and prices for the Company’s raw materials are influenced by numerous factors beyond the Company’s control, including general economic conditions, competition, labor costs, import duties and other trade restrictions. Steel prices rose in the latter half of 2003 and in 2004. Steel prices may have reached a temporary plateau at their current level but may go higher in the future. Several factors have contributed to these price increases. The domestic market continues to be heavily influenced by three major U.S. manufacturers. The world market for steel continues to be strong and the value of the dollar remains low. All of these factors could have an adverse effect on the Company’s cost and availability of steel in 2005. The Company might not be able to increase its product prices to correspond to increases in raw materials prices without materially and adversely affecting its sales and profits. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company historically has not attempted to hedge against changes in prices of steel or other raw materials.

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

In addition to seeking patent protection, the Company relies on unpatented proprietary technology to maintain its competitive position. Nevertheless, there can be no assurance that the Company will be able to protect its know-how or other proprietary information.

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

In October 2004, the Company completed the acquisition of the assets of Quik Drive, U.S.A., Inc. and Quik Drive Canada, Inc. and 100% of the equity of Quik Drive Australia Pty. Limited (collectively “Quik Drive”). Quik Drive manufactures collated fasteners and fastener delivery systems which are marketed in the U.S., Canada, Australia and New Zealand. The purchase price, including post-closing adjustments, of the acquisition was approximately $32.0 million in cash and $5.0 million in stock (which was not and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements). In April 2004, the Company’s Danish subsidiary acquired 100% of the shares of ATF Furrer Holz GmbH (“ATF”), in Switzerland, for approximately $0.6 million. ATF distributes a line of hidden connectors in some European countries. In May 2003, Simpson Strong-Tie Canada Limited, a subsidiary of the Company, purchased MGA Construction Hardware & Steel Fabricating Limited and MGA Connectors Limited (collectively, “MGA”), for approximately $9.8 million in cash. MGA manufactures and distributes throughout Canada and portions of the United States a quality line of connectors used in construction.

Seasonality and Cyclicality

The Company’s sales are seasonal, with operating results varying from quarter to quarter. With some exceptions, the Company’s sales and income have historically been lower in the first and fourth quarters and higher in the second and third quarters of the year, as retailers and contractors purchase construction materials in the late spring and summer months for the construction season. In addition, demand for the Company’s products and the Company’s results of operations are significantly affected by weather conditions, such as unseasonably warm, cold or wet weather, which affect, and sometimes delay or accelerate, installation of certain of the Company’s products. Political and economic events can also affect the Company’s revenues. The Company has little control over the timing of customer purchases, and sales anticipated in one quarter may occur in another quarter, thereby affecting both quarters’ results. In addition, the Company incurs significant expenses as it develops, produces and markets its products in anticipation of future orders. Because the Company maintains high inventory levels, products typically are shipped as orders are received, and accordingly the Company generally operates with little backlog. As a result, net sales in any quarter generally depend on orders booked and shipped in that quarter. A significant portion of the Company’s operating expenses are fixed, and planned expenditures are based primarily on sales forecasts. If sales fall below the Company’s expectations, operating results would be adversely affected for the relevant quarters, as expenses based on those expectations will already have been incurred. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Environmental, Health and Safety Matters

The Company is subject to environmental laws and regulations governing emissions into the air, discharges into water, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other federal and state laws and regulations regarding health and safety matters. The Company’s manufacturing operations involve the use of solvents, chemicals, oils and other materials that are regarded as hazardous or toxic and the use of complex and heavy machinery and equipment that can pose severe safety hazards (especially if not properly and carefully used). Some of the Company’s products also incorporate materials that are hazardous or toxic in some forms, such as zinc and lead, which are used in some steel galvanizing processes, explosives, such as the gun powder used in its powder actuated tools, and certain of the chemicals used in the manufacture of SST’s acrylic and epoxy anchoring products. The Company believes that it has obtained all material licenses and permits required by environmental, health and safety laws and regulations in connection with the Company’s operations and that its policies and procedures comply in all material respects with existing environmental, health and safety laws and regulations. It is possible that additional licenses or permits may be required, that the Company’s policies and procedures might not comply in all respects with all such laws and regulations or, even if they do, that employees might fail or neglect to follow them in all respects, and that the Company’s generation, handling, use, storage, transportation, treatment or disposal of hazardous or toxic materials, machinery and equipment might cause injury to persons or to the environment. In addition, properties occupied by the Company may be contaminated by hazardous or toxic substances and remedial action may be required at some time in the future. It is also possible that materials in certain of the Company’s products could cause injury or sickness. Relevant laws and regulations could also be changed or new ones could be adopted that require the Company to obtain additional licenses and permits and cause the Company to incur substantial expense. Any such event or contamination could have a material adverse effect on the Company and its liquidity, results of operations and financial condition. See “Regulation.”

Employees and Labor Relations

As of January 1, 2005, the Company had 2,609 full-time employees, of whom 1,756 were hourly employees and 853 were salaried employees. The Company believes that its overall compensation and benefits for the most part exceed industry averages and that its relations with its employees are good.

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

A significant number of the employees at three of the Company’s manufacturing facilities are represented by labor unions and are covered by collective bargaining agreements. Two of the Company’s collective bargaining agreements cover the Company’s sheetmetal and maintenance workers and its tool and die craftsmen in Brea. These two contracts expire in June 2007 and February 2008, respectively. Two other contracts, covering tool and die personnel and sheetmetal workers in San Leandro, expire in June 2007. Simpson Strong-Tie’s Stockton, California, facility is also a union facility. The collective bargaining agreements at this facility expire in September 2007. A work stoppage or interruption by a significant number of the Company’s employees could have a material and adverse effect on the Company and its business and financial condition.

Available Information

The SEC also maintains an internet site (hrrp://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company makes available, free of charge, copies of its recent annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, corporate governance guidelines and code of ethics and the charters of the Audit, Compensation, and Governance and Nominating Committees of its Board of Directors on its website at www.simpsonmfg.com. Printed copies of any of these materials will be provided on request.

Item 2. Properties.

The Company maintains its home office in Dublin, California, and other offices and manufacturing and warehouse facilities elsewhere in California and in Texas, Ohio, Florida, Mississippi, Illinois, Connecticut, Washington, Nevada, Tennessee, Australia, British Columbia, Ontario, England, Scotland, France, Denmark, Germany, Austria and Poland. As of March 1, 2005, the Company’s facilities were as follows:

Location	Approximate Square Footage	Owned or Leased		Lessee		Lease Expires	Function

Dublin, California	35,400	Leased		Company		2007	Office
Stockton, California	436,000	Owned					Office, Manufacturing and Warehouse
Stockton, California	25,000	Owned					Research and Development
San Leandro, California	47,100	Owned					Office, Manufacturing and Warehouse
San Leandro, California	71,000	Owned					Office, Manufacturing and Warehouse
San Leandro, California	57,000	Leased	(1)	SST		2009	Manufacturing and Warehouse
San Leandro, California	48,000	Owned					Office and Warehouse
San Leandro, California	27,000	Owned					Manufacturing and Warehouse
Brea, California	50,700	Owned					Office, Manufacturing and Warehouse
Brea, California	78,000	Owned					Office and Warehouse
Brea, California	30,500	Owned					Office, Manufacturing and Warehouse
Brea, California	42,900	Owned					Warehouse
Brea, California	19,200	Owned					Warehouse
Brea, California	20,000	Owned					Warehouse
McKinney, Texas	317,000	Owned					Office, Manufacturing and Warehouse
McKinney, Texas	84,300	Owned					Office, Manufacturing and Warehouse
McKinney, Texas	117,100	Owned					Office and Warehouse
Columbus, Ohio	153,500	Leased	(2)	SST		2005	Office, Manufacturing and Warehouse
Jacksonville, Florida	112,000	Leased		SST		2011	Office and Warehouse
Addison, Illinois	52,400	Leased		SST		2008	Office, Manufacturing and Warehouse
Enfield, Connecticut	55,100	Leased		SST		2008	Office and Warehouse
Kent, Washington	24,000	Leased		SST		2009	Office, Manufacturing and Warehouse
Visalia, California	92,000	Owned					Office, Manufacturing and Warehouse
Tamworth, England	78,100	Leased		SST	(3)	2012	Office, Manufacturing and Warehouse
Glasgow, Scotland	5,000	Leased		SST	(3)	2004	Warehouse
Vacaville, California	125,000	Leased	(4)	SDV		2007	Office, Manufacturing and Warehouse
Vacaville, California	120,300	Owned					Office, Manufacturing and Warehouse
Vicksburg, Mississippi	302,000	Owned					Office, Manufacturing and Warehouse
Fontana, California	17,900	Leased		SDV		2005	Warehouse

Location	Approximate Square Footage	Owned or Leased	Lessee		Lease Expires	Function

Gallatin, Tennessee	48,000	Leased	SST		2009	Office, Manufacturing and Warehouse
Las Vegas, Nevada	6,300	Leased	SST		2007	Warehouse
Vaughan, Ontario	4,500	Leased	SST	(5)	2007	Warehouse
Maple Ridge, British Columbia	36,400	Leased	SST	(5)	2007	Office, Manufacturing and Warehouse
Maple Ridge, British Columbia	2,300	Leased	SST	(5)	2005	Warehouse
Maple Ridge, British Columbia	2,400	Leased	SST	(5)	2005	Warehouse
Langley, British Columbia	19,700	Leased	SST	(5)	2010	Warehouse
Brampton, Ontario	158,000	Leased	SST	(5)	2009	Office, Manufacturing and Warehouse
Odder, Denmark	162,500	Owned				Office, Manufacturing and Warehouse
Syke, Germany	10,300	Owned				Office and Warehouse
Warsaw, Poland	8,300	Leased	SST	(6)	2004	Office and Warehouse
Grossebersdorf, Austria	5,100	Leased	SST	(6)	2006	Office and Warehouse
St. Gemme La Plaine, France	99,000	Owned				Office, Manufacturing and Warehouse
Blacktown, NSW, Australia	3,800	Leased	SST	(7)	2005	Warehouse

(1)                      Lessor is Doolittle Investors, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein.

(2)                      Lessor is Columbus Westbelt Investment Company, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein. The Company has entered into an agreement to purchase the facility. The purchase price is approximately $4.1 million and the transaction is expected to be completed in May 2005.

(3)                      Lessee is Simpson Strong-Tie International, Inc., a wholly-owned subsidiary of SST.

(4)                      Lessor is Vacaville Investors, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein.

(5)                      Lessee is Simpson Strong-Tie Canada, Ltd., a wholly-owned subsidiary of SST.

(6)                      Lessee is Simpson Strong-Tie Sp.z.o.o., a wholly-owned subsidiary of SST.

(7)                      Lessee is Quik Drive Australia Pty. Ltd., a wholly-owned subsidiary of SST.

The Company’s manufacturing facilities are equipped with specialized equipment and use extensive automation. The Company considers its existing and planned facilities to be suitable and adequate for its operations as currently conducted and as planned through 2005. The manufacturing facilities currently are being operated with one full shift and at most plants with at least a partial second or third shift. The Company anticipates that it may require additional facilities to accommodate possible future growth.

The Company plans to expand its facility in Columbus, Ohio, on land adjacent to the current facility. Construction is scheduled to begin in March 2005 and is expected to cost approximately $14.6 million.

In February 2005, the Company signed a letter of intent to purchase two buildings in Pleasanton, California, for approximately $9.6 million. The buildings comprise approximately 89,000 square feet and will be used for the Company’s home office, replacing the facility that the Company currently leases in Dublin, California. The Company is currently in the process of due diligence and if that is satisfactorily completed, the transaction is expected to close in August 2005. If this transaction is completed, the Company expects to move in to the new building and vacate its leased property in Dublin, California, in mid-2006. The Company has not finalized its plans at this time, but anticipates a one-time charge to income in 2005 for the remaining lease payments at the Dublin facility and a noncash charge in 2005 for the unamortized leasehold improvements related to the Dublin facility, which it estimates will total approximately $1.6 million.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SSD.” In November 2004, the Company completed a 2-for-1 stock split, effected in the form of a stock dividend, of its common stock. In August 2002 the Company completed a 2-for-1 split of its common stock. All of the share and per share numbers have been adjusted to reflect these stock splits. The following table shows the range of high and low closing sale prices per share of the common stock as reported by the NYSE and dividends paid per share of common stock for the calendar quarters indicated:

	Market Price		Dividends Paid
Quarter	High	Low

2004
Fourth	$35.610	$31.275	$0.05
Third	31.600	25.910	0.05
Second	28.400	23.850	0.05
First	25.875	22.375	—

2003
Fourth	$26.275	$21.250	$—
Third	24.440	18.360	—
Second	19.075	16.535	—
First	17.475	15.425	—

The Company estimates that as of March 7, 2005, approximately 10,195 persons owned shares of the Company’s common stock either directly or through nominees.

In January 2005, the Company’s Board of Directors declared a dividend of $0.05 per share to be paid on April 26, 2005, to stockholders of record on April 6, 2005. The Company currently intends to continue paying dividends quarterly. The Company began declaring quarterly dividends of $0.05 per common share in January 2004. Future dividends, if any, will be determined by the Company’s Board of Directors, based on the Company’s earnings, cash flow, financial condition and other factors deemed relevant by the Board of Directors. In addition, existing loan agreements require the Company to maintain tangible net worth of $250.0 million plus 50% of net profit after taxes for each fiscal year. This requirement may limit the amount that the Company may pay out as dividends on the common stock. As of December 31, 2004, the Company had approximately $115.2 million available for the payment of dividends under these loan agreements.

In December 2004, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2005. This replaces the $50.0 million repurchase authorization from December 2003. During 2004, the Company purchased 1,150,854 shares of its common stock for approximately $31.3 million under the 2003 authorization. In November 2003, the Company repurchased 1,000,000 shares of its common stock for $23.53 per share from the Simpson PSB Fund, a related party, for approximately $23.5 million under the 2002 authorization. In December 2004, the Company retired its treasury stock with the excess over the par value of the common stock recorded against retained earnings.

The following table sets forth certain information as of December 31, 2004, concerning (a) all equity compensation plans of the Company previously approved by the stockholders and (b) all equity compensation plans of the Company not previously approved by the stockholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants & rights		(b) Weighted-average exercise price of outstanding options, warrants & rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders	2,802,764	(1)	$18.60	8,298,678

Equity compensation plans not approved by stockholders	0		N/A	80,600	(2)

Total	2,802,764		$18.60	8,379,278

(1)          On January 1, 2005, and February 14, 2005, options to purchase and additional 518,550 shares and 14,000 shares, respectively, were granted under the Company’s two stock options plans.

(2)          As of December 31, 2004, the Company had reserved 200,000 shares of Common Stock for issuance as bonuses under its 1994 Employee Stock Bonus Plan, of which 119,400 shares were issued. On January 1, 2005, and February 1, 2005, an additional 18,800 and 200 shares, respectively, were issued under this plan.

In accordance with section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company’s Chief Executive Officer submitted to the NYSE an unqualified certification. In addition, the Company filed as Exhibit 31 to its 2003 Annual Report of for 10-K, the Sarbanes-Oxley Act of 2002 Section 302 certification regarding the quality of the Company’s public disclosure.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years ended December 31, 2004, 2003, 2002, 2001 and 2000, derived from the audited Consolidated Financial Statements of the Company (for the year ended December 31, 2000, amounts have been restated for the effect of the accounting change for inventory valuation from the last-in, first-out method to the first-in, first-out method), the most recent three years of which appear elsewhere herein. During 2002, the Company adopted the Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings. As of January 1, 2003, the Company commenced expensing its stock options with the adoption of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The presentation of the information in the tables below complies with the accounting pronouncements, but is not necessarily comparable with prior years. In November 2004, the Company completed a 2-for-1 stock split effected in the form of a stock dividend of its common stock. Also, in August 2002, the Company completed a 2-for-1 split of its common stock. All of the share and per share numbers have been adjusted to reflect these stock splits. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

(Dollars in thousands, except per share data)	Year Ended December 31,
	2004	2003	2002	2001	2000

Statement of Operations Data:
Net sales	$698,053	$548,182	$465,474	$415,863	$369,087
Cost of sales	417,417	329,902	276,557	257,785	225,628
Gross profit	280,636	218,280	188,917	158,078	143,459

Selling expense	58,869	49,669	44,581	42,230	37,410
General and administrative expense	90,550	70,538	58,253	50,032	44,634
Income from operations	131,217	98,073	86,083	65,816	61,415

Interest income, net	385	999	985	1,587	3,010
Income before income taxes	131,602	99,072	87,068	67,403	64,425

Provision for income taxes	50,094	38,510	35,134	27,619	26,296
Minority interest	—	—	—	(734)	(1,246)
Net income	$81,508	$60,562	$51,934	$40,518	$39,375

Basic net income per share of common stock	$1.70	$1.23	$1.06	$0.84	$0.82

Diluted net income per share of common stock	$1.67	$1.21	$1.05	$0.82	$0.80

Cash dividends declared per share of common stock	$0.20	$—	$—	$—	$—

	As of December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000

Balance Sheet Data:
Working capital	$268,711	$269,498	$238,277	$194,261	$168,008

Property, plant and equipment, net	137,609	107,226	97,397	81,410	63,823

Total assets	545,137	461,692	396,401	329,612	279,570

Long-term debt, including current portion	2,976	6,292	6,738	6,673	2,405

Total liabilities	82,212	61,388	47,217	41,495	35,134

Total stockholders’ equity	462,925	400,304	349,184	288,117	243,681

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the years ended December 31, 2004, 2003 and 2002, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere herein.

Overview

The Company’s net sales increased to $698.1 million in 2004 from $465.5 million in 2002. The increase in net sales resulted primarily from increased geographic distribution and a broadening of the Company’s customer base and product lines, both internally and through acquisitions. Net sales increased in 2004 from 2002 in all regions of the United States, with above average rates of growth in the Southeastern portion of the country. In recent years, home centers have been one of the Company’s fastest growing distribution channels. In this channel, the company’s largest customer, The Home Depot, which acquired White Cap Construction Supply, Inc. in 2004, exceeded 10% of the Company’s consolidated net sales in each of the last three years (see Note 14 to the Company’s Consolidated Financial Statements and “Item 1. Business. Simpson Strong-tie, Sales and Marketing”). Expansion into overseas markets also contributed to the net sales growth over the last three years. Sales outside of the U.S. have increased significantly, due in large part to the acquisition of BMF Bygningsbeslag A/S (“BMF”) in January 2001 and to the acquisition of MGA Construction Hardware & Steel Fabricating Limited and MGA Connectors Limited (collectively, “MGA”) in May 2003. Gross profit margin decreased to 40.2% in 2004 from 40.6% in 2002, primarily due to material costs, mainly steel, prices of which had continued to increase through 2003 and into 2004 (see “Item 1. Business. Raw Materials”) though gross margins in 2004 improved slightly as compared to 2003.

Results of Operations

The following table sets forth, for the years indicated, the percentage of net sales of certain items in the Company’s Consolidated Statements of Operations.

	Years Ended December 31,
	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	59.8%	60.2%	59.4%
Gross profit	40.2%	39.8%	40.6%
Selling expense	8.4%	9.1%	9.6%
General and administrative expense	13.0%	12.9%	12.5%
Income from operations	18.8%	17.8%	18.5%
Interest income, net	0.1%	0.2%	0.2%
Income before income taxes	18.9%	18.0%	18.7%
Provision for income taxes	7.2%	7.0%	7.5%
Net income	11.7%	11.0%	11.2%

In November 2004, the Company completed a 2-for-1 stock split effected in the form of a stock dividend of its common stock. Also, in August 2002, the Company completed a 2-for-1 split of its common stock. All of the share and per share numbers have been adjusted to reflect these stock splits.

In December 2004, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2005. This replaces the $50.0 million repurchase authorization from December 2003. During 2003, the Company purchased 1,000,000 shares of its common stock for approximately $23.5 from the Simpson PSB Fund, a related party (see Note 12). During 2004, the Company purchased 1,150,854 shares of its common stock for approximately $31.3 million under the 2003 authorization.

Comparison of the Years Ended December 31, 2004 and 2003

Net Sales

In 2004, net sales increased 27.3% to $698.1 million as compared to net sales of $548.2 million in 2003. Net sales of Simpson Strong-Tie’s products increased 29.8% to $614.6 million in 2004 from $473.6 million in 2003, while net sales of Simpson Dura-Vent’s products increased 11.9% to $83.5 million in 2004 from $74.6 million in 2003. SDV accounted for approximately 12.0% of the Company’s total net sales in 2004, a decrease from 13.6% in 2003. The increase in net sales at SST resulted primarily from an increase in sales volume, with approximately 7% of the increase resulting from an increase in average prices. The increase in net sales at SDV resulted primarily from an increase in sales volume, with approximately 4% of the increase resulting from an increase in average prices. The majority of the Company’s sales growth occurred domestically, although sales in Europe and Canada grew at a faster rate than domestic sales. Lumber dealers, dealer distributors and contractor distributors were the fastest growing Simpson Strong-Tie sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Engineered wood products and seismic and high wind products had the highest percentage growth rates in sales, while core products showed solid growth. Sales of Simpson Dura-Vent’s pellet vent, chimney and gas vent products increased compared to 2003, while sales of its Direct-Vent products were flat.

Gross Profit

Gross profit increased 28.6% to $280.6 million in 2004 from $218.3 million in 2003. As a percentage of net sales, gross profit increased to 40.2% in 2004 from 39.8% in 2003. This increase in gross margins was primarily due to improved absorption of overhead costs resulting from increased sales volume, partially offset by an increase in material costs, mainly steel, the cost of which continued to increase during 2004.

The Company continues to face uncertainty in the cost and availability of steel. Several factors are contributing to this uncertainty. Demand, particularly from China, is still very high and weakness in the U.S. dollar has discouraged foreign steel mills from supplying the U.S. market, despite the lifting of tariffs on certain types of imported steel. In addition, major domestic integrated steel producers have consolidated over the last several years. To mitigate the effect of the rising steel prices and to avoid possible shortages in supply, the Company purchased additional steel at the end of 2003 and in 2004. In addition, the Company had two sales price increases in 2004, and another in January 2005, to offset the rising cost of steel. The Company might not be able to increase its product prices further to correspond to increases in raw materials prices without materially and adversely affecting its sales and profits.

Selling Expense

Selling expenses increased 18.5% to $58.9 million in 2004 from $49.7 million in 2003, primarily due to increased costs associated with the addition of sales personnel, including those related to the acquisition of MGA and the acquisition in October 2004 of Quik Drive, as well as increased cost associated with promotional activities totaling approximately $5.1 million.

General and Administrative Expense

General and administrative expenses increased 28.4% to $90.5 million in 2004 from $70.5 million in 2003, but increased only slightly as a percentage of net sales to 13.0% in 2004 from 12.9% in 2003. This increase was primarily due to increased cash profit sharing of approximately $10.3 million as a result of higher operating income, the recognition of stock compensation expenses of approximately $3.2 million, primarily related to stock option expenses recognized in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” the cost of additional administrative employees of approximately $2.2 million, including those related to the acquisitions of MGA and Quik Drive, and increases in legal and professional services of approximately $2.5 million. The Company believes that the pre-tax stock option expense for 2005 will be approximately $5.7 million related to stock options granted during 2003, 2004 and 2005. In addition, in the first quarter of 2004, the Company donated $0.5 million to a university in central California to help fund construction of a building to be used for the research and development of innovative construction practices. The Company believes that the after-tax effect of stock option expenses in 2005 will be approximately $3.4 million related to stock options granted during 2003, 2004 and 2005.

Interest Income and Expense

Interest income is generated on the Company’s cash and short-term investment balances. Interest income was lower in 2004 than in 2003 primarily as a result of decreased cash balances. Interest expense includes debt service and maintenance fees and bank charges.

Provision for Income Taxes

The Company’s effective tax rate was 38.1% in 2004, down from 38.9% in 2003. The decrease was primarily due to tax credits for research and development and manufacturing investment in an enterprise zone related to the expansion of the Company’s facilities in Stockton, California. The effective tax rates exceeded the federal statutory rate of 35.0% primarily due to the effect of state income taxes, net of the federal benefit.

European Operations

For its European operations, the Company recorded after-tax net income of $1.5 million in 2004 compared to after-tax net loss of $0.5 million in 2003. The Company’s UK operations recorded a small net loss of $0.1 million in 2004 compared to a net loss of $1.4 million in 2003. The goodwill associated with operations there, carried on the balance sheet at approximately $5.1 million, could be partially or fully impaired if the losses continue. The Company’s operations elsewhere in Europe were profitable for the year.

Comparison of the Years Ended December 31, 2003 and 2002

Net Sales

Net sales increased 17.8% to $548.2 million in 2003 from $465.5 million in 2002. Net sales of Simpson Strong-Tie’s products increased 19.9% to $473.6 million in 2003 from $394.9 million in 2002, while net sales of Simpson Dura-Vent’s products increased by 5.7% to $74.6 million in 2003 from $70.6 million in 2002. SDV accounted for approximately 13.6% of the Company’s total net sales in 2003, a decrease from 15.2% in 2002. The increase in net sales at SST resulted primarily from an increase in sales volume, with approximately 3% of the increase resulting from an increase in average prices. The increase in net sales at SDV resulted from increases in volume and average prices in similar amounts. The majority of the Company’s sales growth occurred domestically, although sales in Europe and Canada, including sales resulting from the acquisition of MGA in May 2003, grew at a faster rate than domestic sales. Lumber dealers, contractor distributors and home centers were the fastest growing connector sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Simpson Strong-Tie’s engineered wood products, Anchor Systems and seismic and high wind related products had the highest percentage growth rates in sales. Sales of Simpson Dura-Vent’s pellet vent, gas vent and chimney products increased compared to 2002, while sales of its Direct-Vent product line decreased primarily due to a significant gas appliance manufacturer that decided to supply certain venting products from internal sources in 2003. Sales of the affected products to this customer were approximately $3.8 million in 2003, down from approximately $6.6 million in 2002.

Gross Profit

Gross profit increased 15.5% to $218.3 million in 2003 from $188.9 million in 2002. As a percentage of net sales, gross profit decreased to 39.8% in 2003 from 40.6% in 2002, primarily due to materials costs, mainly steel, partially offset by improved absorption of overhead costs.

The Company faced uncertainty in the cost and availability of steel. Several factors contributed to this uncertainty. Demand, particularly from China, was very high and this had constrained supplies available to buyers in the United States. Weakness in the U.S. dollar had discouraged foreign steel mills from supplying the U.S. market despite the lifting of tariffs on certain types of imported steel. In addition, major domestic integrated steel producers have consolidated over the last several years. All of these factors had an adverse effect on the Company’s gross profit.

Selling Expense

Selling expense increased 11.4% to $49.7 million in 2003 from $44.6 million in 2002. The increase was primarily due to increased costs of approximately $1.6 million associated with the addition of sales personnel, including those related to the acquisition of MGA, and increased costs associated with promotional activities totaling approximately $0.5 million.

General and Administrative Expense

General and administrative expenses increased 21.1% to $70.5 million in 2003 from $58.3 million in 2002, but increased only slightly as a percentage of net sales to 12.9% in 2003 from 12.5% in 2002. This increase was primarily due to increased cash profit sharing of approximately $4.6 million, as a result of higher operating income, the recognition of stock option expenses of approximately $1.5 million in accordance with the recently adopted accounting standard, Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” higher bad debt expense of approximately $1.5 million after consideration of the reversal of the allowance for doubtful accounts in 2002 related to a significant customer, the addition of administrative employees, including those related to the acquisition of MGA, of approximately $1.1 million, increases in professional services of approximately $1.3 million and insurance expenses of approximately $0.7 million.

Interest Income and Expense

Interest income is generated on the Company’s cash and short-term investment balances. Interest expense includes debt service and maintenance fees and bank charges.

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

European Operations

For its European operations, the Company recorded an after-tax net loss of $0.5 million in 2003 compared to after-tax net loss of $0.2 million in 2002. These losses are related to the Company’s UK operations. The goodwill associated with operations there, carried on the balance sheet as of December 31, 2003, at approximately $4.7 million, could be partially or fully impaired if the losses continue. The Company’s operations elsewhere in Europe were marginally profitable for the year.

Critical Accounting Policies and Estimates

The critical policies described below affect the Company’s more significant judgments and estimates used in the preparation of the Consolidated Financial Statements. If the Company’s business conditions change or if it uses different assumptions or estimates in the application of these and other accounting policies, the Company’s future results of operations could be adversely affected.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value (market). Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

Raw materials and finished goods – principally valued at cost determined on a first in, first out basis.

In-process products and finished goods – cost of direct materials and labor plus attributable overheads based on a normal level of activity.

The Company applies net realizable value and obsolescence to the gross value of the inventory. The Company estimates net realizable value based on estimated selling price less further costs to completion and disposal. The Company provides for slow moving product by comparing inventories on hand to future projected demand. Obsolete inventory is on-hand supply of a product in excess of two years’ sales of that product or a supply of that product that the Company believes is no longer marketable. The Company revalues obsolete inventory as having no net realizable value. The Company has consistently applied this methodology. The Company believes that this approach is prudent and makes suitable provisions for slow moving and obsolete inventory.

Comparable inventory values are as follows:

	December 31,
(Dollars in thousands)	2004	2003
Gross Inventories:
Raw materials	$91,910	$38,822
In-process products	22,235	15,133
Finished goods	83,326	57,434

Less:
Slow moving, obsolete and net realizable value provisions	(4,592)	(5,186)
Net inventory valuation	$192,879	$106,203

The overall increase in the net inventory valuation was $86.7 million. This increase was primarily related to increased quantities of raw material inventory on hand of approximately 55% coupled with a 51% increase in the material inventory prices, primarily related to steel, at December 31, 2004. Finished goods increased by $25.9 million, which was primarily related to increased steel costs and the amount of finished goods the Company maintains to serve its customers’ needs and to avoid potential shortages of products.

Activity in the inventory reserve is summarized as follows:

	Years ended December 31,
(Dollars in thousands)	2004	2003	2002
Beginning balance	$5,186	$6,097	$3,547
Provisions released following disposal of inventory	(3,376)	(1,581)	(976)
Additional provisions made	2,782	670	3,526
Ending balance	$4,592	$5,186	$6,097

A sudden and unexpected change in market demand, building codes or buyer preferences could reduce the rate of inventory turnover and require the Company to increase its reserve for obsolescence.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and allowances, whether actual or estimated based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectibility is reasonably assured and pricing is fixed and determinable. The Company’s general shipping terms are F.O.B. shipping point, where title is transferred and revenue is recognized when the products are shipped to customers. When the Company sells F.O.B. destination point, title is transferred and the Company recognizes revenue on delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing aftermarket repair and maintenance and engineering activities, though significantly less than 1% of net sales and not material to the financial statements, are recognized as the services are completed. If the actual costs of sales returns, allowances, and discounts were to significantly exceed the recorded estimated allowance, the Company’s sales would be adversely affected.

Allowance for Doubtful Accounts

The Company assesses the collectibility of specific customer accounts that would be considered doubtful based upon the customer’s financial condition, payment history, credit rating and other factors that the Company considers relevant, or accounts that the Company assigns for collection. The Company reserves for the portion of those outstanding balances that the Company believes it is not likely to collect. Specifically, the Company reserves accounts receivable balances that are over 90 days outstanding. The Company also reserves 100% of the amount that it deems potentially uncollectible due to a customer’s bankruptcy or deteriorating financial condition. If the financial condition of our customers were to deteriorate, resulting in inability to make payments, additional allowances may be required.

Activity in the allowance for doubtful accounts is summarized as follows:

	Years ended December 31,
(Dollars in thousands)	2004	2003	2002
Beginning balance	$1,889	$1,741	$3,736
Adjustments, recoveries and write-offs	53	(414)	(1,046)
Bad debt charges	455	562	(949)
Ending balance	$2,397	$1,889	$1,741

Liquidity and Sources of Capital

The Company’s liquidity needs arise principally from working capital requirements, capital expenditures and asset acquisitions. During the three years ended December 31, 2004, the Company relied on internally generated funds to finance these needs. The Company’s working capital requirements are seasonal with the highest need typically occurring in the second and third quarters of the year. Cash and cash equivalents were $30.9 million and $95.1 million at December 31, 2004 and 2003, respectively. The Company also had short-term investments of $17.0 million and $44.7 million at December 31, 2004 and 2003, respectively. Working capital was $268.7 million and $269.5 million at December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company had approximately $2.9 million in debt outstanding and had available to it unused credit facilities of approximately $27.7 million.

The Company had cash flows from operating activities of $22.8 million, $71.1 million and $49.1 million for 2004, 2003 and 2002, respectively. In 2004, cash was provided by net income and noncash expenses, such as depreciation and amortization, noncash compensation related to stock plans and the tax benefit of options exercised, totaling $108.4 million, and increases in accrued liabilities, primarily sales incentives and allowances, accounts payable and accrued profit sharing trust contributions of $17.4 million. These increases were partially offset by increases in trade accounts receivable as a result of higher sales levels, inventories, primarily due to increased quantities of each of the components of the Company’s inventory and higher priced steel, and income taxes payable aggregating approximately $106.9 million. The balance of the cash provided in 2004 resulted from changes in other asset and liability accounts, none of which was material.

Cash used in investing activities was $50.2 million, $57.9 million and $44.2 million for 2004, 2003 and 2002, respectively. Cash paid for capital expenditures and asset acquisitions was approximately $46.0 million and $32.5 million, respectively, in 2004, up from $21.3 million and $9.6 million, respectively, in 2003. The increase in asset acquisitions was primarily due to the acquisition of Quik Drive in October 2004. For the investment in capital expenditures, approximately $18.5 million was used to purchase or improve the Company’s real estate, primarily for the Company’s new 317,000 square foot manufacturing and distribution facility in McKinney, Texas. This facility, completed in February 2005, replaces the Company’s existing facilities there. The Company also used approximately $27.4 million to purchase equipment for its facilities, primarily in Stockton and Brea, California and McKinney, Texas. In addition, the Company realized a net amount of approximately $27.6 million from the sale or maturity of its short-term investments, net of purchases. The Company carries these investments at market value and generally believes an other-than-temporary decline in its short-term investments occurs when the fair value of an investment is below the carrying value for two consecutive quarters.

The Company has entered into an agreement to purchase, for approximately $4.1 million, the facility it is currently renting from a related party in Columbus, Ohio. The Company is planning to build an expansion facility in Columbus on land adjacent to the current facility for approximately $14.6 million. Construction is scheduled to begin in March 2005. In February 2005, the Company signed a letter of intent to purchase two buildings in Pleasanton, California, for approximately $9.6 million. The buildings comprise approximately 89,000 square feet and will be used for the Company’s home office, replacing the facility that the Company currently leases in Dublin, California. The Company is currently in the process of due diligence and if that is satisfactorily completed, the transaction is expected to close in August 2005. If this transaction is completed, the Company expects to move in to the new building and vacate its leased property in Dublin, California, in mid-2006. The Company has not finalized its plans at this time, but anticipates a one-time charge to income in 2005 for the remaining lease payments at the Dublin facility and a noncash charge in 2005 for the unamortized leasehold improvements related to the Dublin facility, which it estimates will total approximately $1.6 million.

Financing activities used $37.8 million and $21.9 million in net cash in 2004 and 2003, respectively, and provided $2.1 million in net cash in 2002. In 2004, the Company used approximately $31.3 million in cash to repurchase 1,150,854 shares of its common stock to offset the dilution of stock options granted in 2004. This use of cash was partially offset by approximately $4.2 million provided by the issuance of common stock on the exercise of stock options by employees and directors of the Company. During 2004, the Company paid approximately $7.2 million in dividends on its common stock. In January 2005, the Company’s Board of Directors declared a dividend of $0.05 per share, a total of approximately $2.4 million, to be paid on April 26, 2005, to stockholders of record on April 6, 2005. Existing loan agreements require the Company to maintain tangible net worth of $250.0 million plus 50% of net profit after taxes for each fiscal year. This requirement may limit the amount that the Company may pay out as dividends on the common stock.

The Company’s contractual obligations for future payments are as follows:

	Payments Due by Period
(Dollars in thousands) Contractual Obligation	Total	Less Than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term debt obligations	$2,976	$579	$1,142	$700	$555
Operating lease obligations	24,443	5,746	9,937	5,991	2,769
Purchase obligations	13,682	12,454	922	306	—
Total	$41,101	$18,779	$12,001	$6,997	$3,324

Purchase obligations consist of purchase commitments primarily related to the acquisition of facilities and equipment, consulting agreements, and minimum purchase quantities of certain raw materials.

In December 2004, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaces the $50.0 million repurchase authorization from December 2003. The authorization will remain in effect through the end of 2005.

The Company believes that cash generated by operations, borrowings available under its existing credit agreements and other available financing will be sufficient for the Company’s working capital needs and planned capital expenditures through at least 2005.

Inflation

The Company believes that the effect of inflation on the Company has not been material in recent years, as inflation rates have remained low.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s short-term investments consisted of debt securities of approximately $17.0 million as of December 31, 2004. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2004, the decline in the fair value of the investments would not be material.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to its operations taken as a whole. The translation adjustment, recorded in accumulated other comprehensive income, resulted in a gain of approximately $5.5 million in 2004 primarily due to the effect of the devaluation of the U.S. dollar in relation to European and Canadian currencies.

Item 8. Financial Statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Simpson Manufacturing Co., Inc.:

We have completed an integrated audit of Simpson Manufacturing Co., Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004, and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Simpson Manufacturing Co., Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Quik Drive from its assessment of internal control over financial reporting as of December 31, 2004, because it was acquired by the Company in a purchase business combination during 2004. We have also excluded Quik Drive from our audit of internal control over financial reporting. Quik Drive is a division of Simpson Strong-Tie Company Inc. whose total assets and total revenues represent approximately 7% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

/s/PricewaterhouseCoopers LLP

San Francisco, California
March 11, 2005

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$30,916,357	$95,135,885
Short-term investments	17,032,159	44,737,867
Trade accounts receivable, net	89,806,749	66,073,296
Inventories	192,879,318	106,202,713
Deferred income taxes	8,809,071	7,821,198
Other current assets	7,667,288	4,293,705
Total current assets	347,110,942	324,264,664

Property, plant and equipment, net	137,608,800	107,226,319
Goodwill	44,378,861	23,655,860
Other noncurrent assets	16,038,357	6,545,547
Total assets	$545,136,960	$461,692,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and current portion of long-term debt	$579,198	$1,113,657
Trade accounts payable	32,030,936	22,567,291
Accrued liabilities	27,780,583	15,181,487
Accrued profit sharing trust contributions	7,038,952	6,021,136
Accrued cash profit sharing and commissions	8,209,753	7,459,428
Accrued workers’ compensation	2,760,613	2,423,764
Total current liabilities	78,400,035	54,766,763

Long-term debt, net of current portion	2,396,886	5,177,936
Other long-term liabilities	1,414,831	1,443,440
Total liabilities	82,211,752	61,388,139

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, par value $0.01; authorized shares, 5,000,000; issued and outstanding shares, none	—	—
Common stock, par value $0.01; authorized shares, 80,000,000; outstanding shares, 47,929,002 and 48,510,588 at December 31, 2004 and 2003, respectively; issued shares, 47,929,002 and 49,144,868, December 31, 2004 and 2003, respectively	479,290	497,792
Additional paid-in capital	79,876,789	63,334,758
Treasury stock	—	(29,426,998)
Retained earnings	369,154,260	357,916,036
Accumulated other comprehensive income	13,414,869	7,982,663
Total stockholders’ equity	462,925,208	400,304,251
Total liabilities and stockholders’ equity	$545,136,960	$461,692,390

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2004	2003	2002

Net sales	$698,053,226	$548,181,933	$465,473,959
Cost of sales	417,417,175	329,902,422	276,556,932
Gross profit	280,636,051	218,279,511	188,917,027

Operating expenses
Selling	58,869,241	49,668,567	44,581,335
General and administrative	90,549,974	70,538,012	58,253,069
	149,419,215	120,206,579	102,834,404

Income from operations	131,216,836	98,072,932	86,082,623

Interest income	748,912	1,377,334	1,570,047
Interest expense	(363,640)	(377,848)	(584,940)
	385,272	999,486	985,107

Income before income taxes	131,602,108	99,072,418	87,067,730

Provision for income taxes	50,093,765	38,510,194	35,133,583

Net income	$81,508,343	$60,562,224	$51,934,147

Net income per common share
Basic	$1.70	$1.23	$1.06
Diluted	$1.67	$1.21	$1.05

Weighted average number of shares outstanding
Basic	48,051,819	49,143,516	48,940,134
Diluted	48,918,549	49,990,986	49,615,098

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
for the years ended December 31, 2002, 2003 and 2004

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Par Value

Balance, January 1, 2002	48,670,784	$489,395	$52,281,512	$245,419,665	$(4,171,469)	$(5,901,998)	$288,117,105
Comprehensive income:
Net income	—	—	—	51,934,147	—	—	51,934,147
Other comprehensive income:
Change in net unrealized gains or losses on available-for-sale investments	—	—	—	—	34,111	—	34,111
Translation adjustment	—	—	—	—	4,445,658	—	4,445,658
Comprehensive income							56,413,916
Options exercised	449,724	4,497	2,704,193	—	—	—	2,708,690
Tax benefit of options exercised	—	—	1,800,785	—	—	—	1,800,785
2-for-1 stock split
Common stock issued at $14.33 per share	10,000	100	143,150	—	—	—	143,250
Balance, December 31, 2002	49,130,508	493,992	56,929,640	297,353,812	308,300	(5,901,998)	349,183,746
Comprehensive income:
Net income	—	—	—	60,562,224	—	—	60,562,224
Other comprehensive income:
Change in net unrealized gains or losses on available-for-sale investments	—	—	—	—	(30,132)	—	(30,132)
Translation adjustment	—	—	—	—	7,704,495	—	7,704,495
Comprehensive income							68,236,587
Options exercised	362,480	3,624	2,760,217	—	—	—	2,763,841
Stock compensation expense	—	—	1,536,814	—	—	—	1,536,814
Tax benefit of options exercised	—	—	1,818,743	—	—		1,818,743
Common stock issued at $16.45 per share	17,600	176	289,344	—	—	—	289,520
Repurchase of common stock	(1,000,000)	—	—	—	—	(23,525,000)	(23,525,000)
Balance, December 31, 2003	48,510,588	497,792	63,334,758	357,916,036	7,982,663	(29,426,998)	400,304,251
Comprehensive income:
Net income	—	—	—	81,508,343	—	—	81,508,343
Other comprehensive income:
Change in net unrealized gains or losses on available- for-sale investments	—	—	—	—	(61,893)	—	(61,893)
Translation adjustment	—	—	—	—	5,494,099	—	5,494,099
Comprehensive income							86,940,549
Options exercised	392,834	3,928	3,770,618	—	—	—	3,774,546
Stock compensation expense	—	—	4,449,419	—	—	—	4,449,419
Tax benefit of options exercised	—	—	2,886,362	—	—	—	2,886,362
Repurchase of common stock	(1,150,854)	—	—	—	—	(31,273,933)	(31,273,933)
Retirement of treasury stock	—	(24,194)	—	(60,676,737)	—	60,700,931	—
Cash dividends declared on Common stock ($0.20 per share)	—	—	—	(9,593,382)	—	—	(9,593,382)
2-for-1 stock split effected in the form of a stock dividend
Common stock issued $31.40 per share for acquisition	159,234	1,592	4,998,408	—	—	—	5,000,000
Common stock issued at $24.53 per share	17,200	172	437,224	—	—	—	437,396
Balance, December 31, 2004	47,929,002	$479,290	$79,876,789	$369,154,260	$13,414,869	$—	$462,925,208

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002

Cash flows from operating activities
Net income	$81,508,343	$60,562,224	$51,934,147
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of capital equipment	(408,573)	104,095	176,565
Depreciation and amortization	18,444,868	15,648,390	14,023,152
Gain on sale of available-for-sale investments	—	(2,129)	—
Deferred income taxes	(355,235)	(445,806)	(735,417)
Noncash compensation related to stock plans	5,530,838	2,293,261	505,187
Tax benefit of options exercised	2,886,362	1,818,743	1,800,785
Provision for obsolete inventory	2,781,824	669,927	3,526,201
Provision for doubtful accounts	454,574	562,392	(948,948)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable, net	(20,296,069)	(9,097,761)	(10,896,753)
Inventories	(83,093,039)	(10,461,525)	(12,644,772)
Other current assets	(505,897)	537,810	368,247
Other noncurrent assets	8,949	(463,122)	107,110
Trade accounts payable	6,938,850	6,186,889	(3,795,665)
Accrued liabilities	9,446,710	961,985	2,709,504
Accrued profit sharing trust contributions	964,305	795,255	403,632
Accrued cash profit sharing and commissions	741,880	1,279,881	4,180,405
Deferred income taxes and other long-term liabilities	918,359	(345,157)	37,763
Accrued workers’ compensation	336,849	738,000	440,000
Income taxes payable	(3,484,497)	(262,579)	(2,114,581)
Net cash provided by operating activities	22,819,401	71,080,773	49,076,562

Cash flows from investing activities
Capital expenditures	(45,965,985)	(21,320,828)	(26,658,558)
Proceeds from sale of capital equipment	629,598	142,278	137,533
Asset acquisitions, net of cash acquired	(32,524,561)	(9,610,669)	(1,527)
Purchases of available-for-sale investments	(41,451,187)	(78,890,059)	(39,049,500)
Maturities of available-for-sale investments	8,600,000	5,300,000	—
Sales of available-for-sale investments	60,495,000	46,507,800	21,400,000
Net cash used in investing activities	(50,217,135)	(57,871,478)	(44,172,052)

Cash flows from financing activities
Line of credit borrowings	2,046,576	1,468,903	121,881
Repayment of debt and line of credit borrowings	(5,595,178)	(2,849,545)	(897,770)
Repurchase of common stock	(31,273,933)	(23,525,000)	—
Issuance of Company’s common stock	4,211,941	3,053,361	2,851,940
Dividends paid	(7,194,003)	—	—
Net cash provided by (used in) financing activities	(37,804,597)	(21,852,281)	2,076,051

Effect of exchange rate changes on cash	982,803	460,815	465,545

Net increase (decrease) in cash and cash equivalents	(64,219,528)	(8,182,171)	7,446,106
Cash and cash equivalents at beginning of period	95,135,885	103,318,056	95,871,950
Cash and cash equivalents at end of period	$30,916,357	$95,135,885	$103,318,056

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
Interest	$373,708	$426,276	$410,070
Income taxes	$50,665,701	$37,885,039	$36,068,543

Noncash capital expenditures	$463,427	$271,437	$1,294,660
Common stock issued for acquisition	$5,000,000	$—	$—
Dividends declared but not paid	$2,399,379	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.             Operations and Summary of Significant Accounting Policies

Nature of Operations

Simpson Manufacturing Co., Inc., through its subsidiaries Simpson Strong-Tie Company Inc. (“Simpson Strong-Tie”) and Simpson Dura-Vent Company, Inc. and its other subsidiaries (collectively, the “Company”), designs, engineers and manufactures wood-to-wood, wood-to-concrete and wood-to-masonry connectors, screw fastening systems and collated screws, pre-fabricated shearwalls and venting systems for gas and wood burning appliances. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself markets. Simpson Strong-Tie also offers a line of adhesives, mechanical anchors and powder actuated tools for concrete, masonry and steel.

The Company operates exclusively in the building products industry. The Company’s products are sold primarily throughout North America and Europe. Revenues have some geographic market concentration on the West Coast. A portion of the Company’s business is therefore dependent upon economic activity within this region and market.

Principles of Consolidation

The consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries. Investments in less than 50% owned affiliates are generally accounted for using either cost or the equity method. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and allowances, whether actual or estimated based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectibility is reasonably assured and pricing is fixed and determinable. The Company’s general shipping terms are F.O.B. shipping point, where title is transferred and revenue is recognized when the products are shipped to customers. When the Company sells F.O.B. destination point, title is transferred and the Company recognizes revenue on delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing aftermarket repair and maintenance and engineering activities, though significantly less than 1% of net sales and not material to the financial statements, are recognized as the services are completed. If the actual costs of sales returns, allowances, and discounts were to significantly exceed the recorded estimated allowance, the Company’s sales would be adversely affected.

Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents.

Investments

The Company’s investments in debt securities are classified as available-for-sale investments and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses are reported as a separate component of stockholders’ equity. The Company also has a minority investment in a privately held company. These kinds of investments are carried either at cost or by the equity method of accounting, depending on the Company’s ownership interest and its ability to influence the operating or financial decisions of the investee, and are classified as long-term investments.

The Company periodically reviews its investments for impairment. If the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, the Company writes down the value of the investment to its fair value. The Company generally believes an other-than-temporary decline occurs when the fair value of an investment is below the carrying value for two consecutive quarters.

Allowance for Doubtful Accounts

The Company assesses the collectibility of specific customer accounts that would be considered doubtful based upon the customer’s financial condition, payment history, credit rating and other factors that the Company considers relevant, or accounts that the Company assigns for collection. The Company reserves for the portion of those outstanding balances that the Company believes it is not likely to collect. Specifically, the Company reserves accounts receivable balances that are over 90 days outstanding. The Company also reserves 100% of the amount that it deems potentially uncollectible due to a customer’s bankruptcy or deteriorating financial condition. If the financial condition of our customers were to deteriorate, resulting in inability to make payments, additional allowances may be required.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value (market). Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

Raw materials and finished goods - principally valued at cost determined on a first in, first out basis.

In-process products and finished goods - cost of direct materials and labor plus attributable overhead based on a normal level of activity.

The Company applies net realizable value and obsolescence to the gross value of the inventory. The Company estimates net realizable value based on estimated selling price less further costs to completion and disposal. The Company provides for slow moving product by comparing inventories on hand to future projected demand. Obsolete inventory is on-hand supply of a product in excess of two years’ sales of that product or a supply of that product that the Company believes is no longer marketable. The Company revalues obsolete inventory as having no net realizable value. The Company has consistently applied this methodology. The Company believes that this approach is prudent and makes suitable provisions for slow moving and obsolete inventory.

Sales Incentive and Advertising Allowances

The Company records estimated reductions to revenues for sales incentives, primarily rebates, and allowances for co-operative advertising.

Allowances for Sales Discounts

The Company records estimated reductions to revenues for discounts taken on early payment of invoices by its customers.

Warranties

The Company provides product warranties for specific product lines and accrues for estimated future warranty costs, none of which has been material to the financial statements, in the period in which the sale is recorded.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Major renewals and betterments are capitalized; maintenance and repairs are expensed on a current basis. When assets are sold or retired, their costs and accumulated depreciation are removed from the accounts; the resulting gains or losses are reflected in the consolidated statements of operations.

Depreciation and Amortization

Depreciation of property, plant and equipment is provided for using accelerated methods over the following estimated useful lives:

Machinery and equipment	3 to 10 years
Buildings and site improvements	20 to 45 years

Leasehold improvements are amortized using the straight-line method over the shorter of the expected life or the remaining term of the lease. Amortization of intangible assets with finite useful lives is computed using the straight-line method over the estimated useful lives of the assets.

Product Research and Development Costs

Product research and development costs, which are included in cost of sales, were charged against income as incurred and approximated $4,484,000, $4,063,000 and $3,659,000 in 2004, 2003 and 2002, respectively. The types of costs included as Product Research and Development expenses are typically related to salaries and benefits and supplies.

Tooling Costs

Tool and die costs are included in product costs in the year incurred.

Shipping and Handling Costs

The Company’s general shipping terms are F.O.B. shipping point. Shipping and handling costs are included in product costs in the year incurred.

Advertising Costs

Advertising costs, which are expensed in the year incurred, were approximately $4,044,000, $3,498,000 and $2,980,000 in 2004, 2003 and 2002, respectively.

Income Taxes

Income taxes are calculated using an asset and liability approach. The provision for income taxes includes federal, state and foreign taxes currently payable and deferred taxes, due to temporary differences between the financial statement and tax bases of assets and liabilities. In addition, future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

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

The Rights will expire on July 29, 2009, or they may be redeemed by the Company at one cent per Right prior to that date. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company. One million shares of the Company’s preferred stock have been designated Series A Participating preferred stock and reserved for issuance on exercise of the Rights. No event during 2004 made the Rights exercisable.

Existing loan agreements require the Company to maintain tangible net worth of $250.0 million plus 50% of net profit after taxes for each fiscal year. This requirement may limit the amount that the Company may pay out as dividends on the common stock. As of December 31, 2004, the Company had approximately $115.2 million available for the payment of dividends under these loan agreements.

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

Stock Splits

In November 2004, the Company completed a 2-for-1 split of its common stock effected in the form of a stock dividend and in August 2002, the Company completed a 2-for-1 split of its common stock. All of the share and per share numbers have been adjusted to reflect both of the stock splits.

Net Income per Common Share

Basic net income per common share is computed based upon the weighted average number of common shares outstanding. Potentially dilutive shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	2004			2003			2002
	Net Income	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share	Net Income	Weighted Average Shares	Per Share
Basic EPS
Income available to common stockholders	$81,508,343	48,051,819	$1.70	$60,562,224	49,143,516	$1.23	$51,934,147	48,940,134	$1.06

Effect of Dilutive Securities
Stock options	—	866,640	(0.03)	—	847,470	(0.02)	—	674,964	(0.01)

Diluted EPS
Income available to common stockholders	$81,508,343	48,918,459	$1.67	$60,562,224	49,990,986	$1.21	$51,934,147	49,615,098	$1.05

For the year ended December 31, 2004, 19,960 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Comprehensive Income

Comprehensive income, which is included in the consolidated statement of stockholders’ equity, is defined as net income plus other comprehensive income. Other comprehensive income includes changes in foreign currency translation adjustments recorded directly into stockholders’ equity and changes in net unrealized gains on available-for-sale investments.

The components of accumulated other comprehensive income as of December 31, 2004 and 2003, are as follows:

	Years Ended December 31,
	2004	2003

Foreign currency translation adjustments	$13,472,782	$7,978,683
Change in net unrealized gains or losses on available-for-sale investments	(57,913)	3,980

Accumulated other comprehensive income	$13,414,869	$7,982,663

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in U.S. Treasury and other fixed income instruments and trade accounts receivable. The Company maintains its cash in demand deposit and money market accounts held primarily by four banks.

Accounting for Stock-based Compensation

The Company maintains two stock option plans under which the Company may grant incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. Stock options have been granted with exercise prices at or above the fair market value on the date of grant. Options vest and expire according to terms established from time to time pursuant to the option plans by the Compensation Committee or the Board of Directors.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. As of January 1, 2003, the Company adopted SFAS No. 123 and SFAS No. 148 and has used the prospective method of applying SFAS No. 123 for the transition. For stock options granted prior to January 1, 2003, the Company will continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equaled or exceeded the market price on the date of grant for options issued by the Company, no compensation expense has been recognized for stock options granted prior to January 1, 2003.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123 (see Note 13), as amended by SFAS No. 148, the Company’s net income and earnings per share would have been as follows:

	Years Ended December 31,
	2004	2003	2002

Net income, as reported	$81,508,343	$60,562,224	$51,934,147
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,755,767	939,443	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,805,191	1,297,329	1,283,573
Pro forma	$81,458,919	$60,204,338	$50,650,574

Earnings per share
Basic, as reported	$1.70	$1.23	$1.06
Basic, pro forma	1.70	1.23	1.03

Diluted, as reported	$1.67	$1.21	$1.05
Diluted, pro forma	1.67	1.20	1.02

Under the 1994 Stock Option Plan, no more than 16,000,000 shares of common stock may be sold (including shares already sold) pursuant to all options granted under the Option Plan. Under the 1995 Independent Director Stock Option Plan, no more than 320,000 shares of common stock may be sold (including shares already sold) pursuant to all options granted under the Independent Director Plan. Options granted under either plan typically vest evenly over four years and have seven-year terms.

For purposes of the fair value analysis, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.01% and 4.46% for 2002 and 2001, respectively; no dividend yield for both years; expected lives of 6.2 years for options granted for 2002 and 2001; and volatility of 29.2% and 29.8% for 2002 and 2001, respectively. The weighted average fair value per share of options granted for 2002 and 2001 was $6.17 and $5.59, respectively. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

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

Adoption of Statements of Financial Accounting Standards

In July 2001, the FASB issued SFAS Statement No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have finite lives will continue to be amortized over their useful lives. SFAS Statement No. 142 was effective for the Company’s fiscal year that began January 1, 2002.

The Company reviews its indefinite lived intangible assets annually, in the fourth quarter of each year, for impairment. The impairment analysis typically utilizes a discounted cash flow model approach, using modest and conservative estimates over a ten-year period. Should losses in the Company’s UK operations continue, the value of the goodwill there, carried on the balance sheet at approximately $5.1 million, may not be supported and the goodwill may be partially or fully impaired. This would result in a noncash charge to income from operations.

The changes in the carrying amount of goodwill not subject to amortization as of December 31, 2003 and 2004, are as follows:

	Goodwill	Accumulated Amortization	Net Goodwill

Balance at January 1, 2003	$17,719,150	$(3,184,963)	$14,534,187
Goodwill acquired	6,709,088	—	6,709,088
Foreign exchange	2,412,585	—	2,412,585
Balance at December 31, 2003	26,840,823	(3,184,963)	23,655,860
Goodwill acquired	18,775,776	—	18,775,776
Foreign exchange	1,947,225	—	1,947,225
Balance at December 31, 2004	$47,563,824	$(3,184,963)	$44,378,861

Substantially all of the Company’s goodwill is associated with the construction connector products business.

The changes in the carrying amount of patents, unpatented technologies and non-compete agreements and other intangible assets subject to amortization as of December 31, 2003 and 2004, are as follows:

	Patents	Accumulated Amortization	Net Patents

Balance at January 1, 2003	$2,991,749	$(897,771)	$2,093,978
Acquisitions	265,892	—	265,892
Amortization	—	(393,215)	(393,215)
Foreign exchange	19,410	—	19,410
Balance at December 31, 2003	3,277,051	(1,290,986)	1,986,065
Acquisitions	5,963,596	—	5,963,596
Amortization	—	(552,185)	(552,185)
Foreign exchange	39,274	—	39,274
Balance at December 31, 2004	$9,279,921	$(1,843,171)	$7,436,750

	Unpatented Technology	Accumulated Amortization	Net Unpatented Technology

Balance at January 1, 2004	$—	$—	$—
Acquisitions	4,611,000	—	4,611,000
Amortization	—	(192,125)	(192,125)
Balance at December 31, 2004	$4,611,000	$(192,125)	$4,418,875

	Non-Compete Agreements and Other	Accumulated Amortization	Net Non-Compete Agreements and Other

Balance at January 1, 2003	$65,608	$(31,711)	$33,897
Acquisitions	1,371,723	—	1,371,723
Amortization	—	(180,533)	(180,533)
Foreign exchange	158,692	—	158,692
Balance at December 31, 2003	1,596,023	(212,244)	1,383,779
Acquisitions	144,000	—	144,000
Amortization	—	(318,758)	(318,758)
Foreign exchange	77,285	—	77,285
Balance at December 31, 2004	$1,817,308	$(531,002)	$1,286,306

At December 31, 2004, estimated future amortization of intangible assets is as follows:

2005	$1,792,213
2006	1,734,675
2007	1,477,427
2008	1,362,762
2009	1,161,963
Thereafter	5,612,891
$13,141,931

Recently Issued Accounting Standards

In March 2004, the FASB issued EITF No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1, but the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the effect of EITF 03-1 once the final guidance is issued.

In October 2004, the FASB issued Staff Position (“FSP”) No. 109-2,“Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under SFAS Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential effect of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. Based upon the Company’s preliminary evaluation of the effects of the repatriation provision, the Company does not expect to apply this provision.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The requirements of SFAS Statement No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and management has not determined the effect, if any, on the Company’s financial statements for its fiscal year ending December 31, 2005.

In December 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation,” which revised SFAS No. 123 to require companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. While the Company currently accounts for stock options on a fair value basis, additional changes will be required such as those affecting cash flow presentation. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and management has not determined all of the effects on the Company’s financial statements for its third quarter ending September 30, 2005, or its fiscal year ending December 31, 2005.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, and management has not determined the effect, if any, on the Company’s financial statements for its fiscal year ending December 31, 2005.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2004 presentation with no effect on net income or retained earnings as previously reported. These reclassifications were primarily in relation to stockholders’ equity and between deferred tax assets and liabilities.

2.             Acquisitions

In October 2004, the Company completed the acquisition of the assets of Quik Drive, U.S.A., Inc. and Quik Drive Canada, Inc. and 100% of the equity of Quik Drive Australia Pty. Limited (collectively “Quik Drive”). Quik Drive manufactures collated fasteners and fastener delivery systems which are marketed in the U.S., Canada, Australia and New Zealand. The purchase price, including post-closing adjustments, of the acquisition was approximately $32.0 million in cash and $5.0 million in stock (which was not and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements). The amount of goodwill and intangible assets subject to amortization that resulted from this purchase is approximately $18.8 million and $10.2 million, respectively (see Note 1). Tangible assets, including inventory and trade accounts receivable, accounted for the balance of the purchase price, but the purchase price allocation has not been finalized. The Company does not believe that the final purchase price allocation will result in a material change to its financial position or the results of its operations and cash flows.

In April 2004, the Company’s Danish subsidiary acquired 100% of the shares of ATF Furrer Holz GmbH (“ATF”), in Switzerland, for approximately $0.6 million. Substantially all of the purchase price was allocated to patents and goodwill (see Note 1). ATF distributes a line of hidden connectors in some European countries.

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

3.             Trade Accounts Receivable

Trade accounts receivable consist of the following:

	December 31,
	2004	2003

Trade accounts receivable	$93,515,436	$68,717,357
Allowance for doubtful accounts	(2,397,302)	(1,889,210)
Allowance for sales discounts	(1,311,385)	(754,851)
	$89,806,749	$66,073,296

The Company sells products on credit and generally does not require collateral. One customer accounted for approximately 25% of trade accounts receivable as of December 31, 2004 (see Note 14).

4.             Inventories

The components of inventories consist of the following:

	December 31,
	2004	2003

Raw materials	$91,910,430	$38,822,274
In-process products	22,234,940	15,132,723
Finished products	78,733,948	52,247,716
	$192,879,318	$106,202,713

5.             Property, Plant and Equipment, net

Property, plant and equipment consists of the following:

	December 31,
	2004	2003

Land	$13,870,992	$13,133,848
Buildings and site improvements	67,215,428	64,054,606
Leasehold improvements	6,837,774	5,833,533
Machinery and equipment	147,442,008	125,987,726
	235,366,202	209,009,713
Less accumulated depreciation and amortization	(121,610,695)	(105,397,774)
	113,755,507	103,611,939
Capital projects in progress	23,853,293	3,614,380
	$137,608,800	$107,226,319

Included in property, plant and equipment at December 31, 2004 and 2003, are fully depreciated assets with an original cost of approximately $47,455,000 and $42,188,000, respectively. These fully depreciated assets are still in use in the Company’s operations. Gains or losses on disposal of capital equipment are reported in the general and administrative expenses in the consolidated statements of operations.

6.             Investments

The Company has a 35% investment in Keymark Enterprises, LLC (“Keymark”) (see Note 12), for which it accounts using the equity method. Keymark develops software that assists in the design and engineering of residential structures. The Company’s relationship with Keymark includes the specification of its products in the Keymark software. The Company has no obligation to make any additional future capital contributions, nor does it intend to provide additional funding to Keymark. In 2001 the Company concluded that the carrying value of its investment in Keymark exceeded its fair value and therefore wrote down the value of its investment to zero. The Company’s equity in the earnings or losses of this investment were not material in any of the three years ended December 31, 2004.

Available-For-Sale Investments

The Company’s investments in all debt securities are classified as either cash and cash equivalents or available-for-sale investments. As of December 31, 2004 and 2003, the Company’s investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

At December 31, 2004
Debt investments
Municipal bonds	$17,090,075	$—	$57,916	$17,032,159
Total debt investments	17,090,075	—	57,916	17,032,159
Money market instruments and funds	85,514	—	—	85,514
	$17,175,589	$—	$57,916	$17,117,673

At December 31, 2003
Debt investments
Municipal bonds	$44,733,887	$27,380	$23,400	$44,737,867
Commercial paper	5,705,141	—	—	5,705,141
Total debt investments	50,439,028	27,380	23,400	50,443,008
Money market instruments and funds	10,615	—	—	10,615
	$50,449,643	$27,380	$23,400	$50,453,623

Of the total estimated fair value of debt securities, $85,514 and $5,715,756 were classified as cash equivalents as of December 31, 2004 and 2003, respectively, and $17,032,159 and $44,737,867 were classified as short-term investments as of December 31, 2004 and 2003, respectively.

As of December 31, 2004, contractual maturities of the Company’s available-for-sale investments were as follows:

	Amortized Cost	Estimated Fair Value

Amounts maturing in less than 1 year	$12,350,510	$12,298,036
Amounts maturing in 1 to 5 years	1,226,269	1,223,187
Amounts maturing in 5 to 10 years	—	—
Amounts maturing after 10 years	3,513,296	3,510,936
	$17,090,075	$17,032,159

During the year ended December 31, 2003, the Company realized a gain of $2,129 on the sale of available-for-sale investments.

7.             Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2004	2003

Sales incentive and advertising allowances	$17,756,912	$9,600,613
Vacation liability	3,723,294	3,132,463
Dividend payable	2,399,379	—
Other	3,900,998	2,448,411
	$27,780,583	$15,181,487

8.             Debt

The outstanding debt at December 31, 2004 and 2003, and the available credit at December 31, 2004, consisted of the following:

	Available on Credit Facility at December 31, 2004	Debt Outstanding at December 31,
		2004	2003

Revolving line of credit, interest at bank’s base rate less 0.5% (at December 31, 2004 the bank’s reference rate less 0.5% was 4.75%), matures November 2006, commitment fees are paid at the annual rate of 0.125% on the unused portion of the facility	$12,894,692	$—	$—

Revolving term commitment, interest at bank’s prime rate less 0.5% (at December 31, 2004, the bank’s prime rate less 0.5% was 4.75%), matures June 2005, commitment fees are paid at the annual rate of 0.125% on the unused portion of the facility	9,200,000	—	—

Revolving line of credit, interest rate at 4.50%, matures August 2005	5,097,074	—	—

Revolving line of credit, interest rate at the bank’s base rate of interest plus 2% (at December 31, 2004, this rate was 6.75%), matures September 2005, has an annual commission charge of 0.45%	481,547	—	—

Term loan, interest at LIBOR plus 1.375% (at December 31, 2004, LIBOR plus 1.375% was 3.475%), matures June 2008	—	1,050,000	1,350,000

Term loans, interest rates from 2.94% to 5.50%, maturities between 2005 and 2018	—	1,926,084	4,941,593

Standby letter of credit facilities	905,308	—	—
	28,578,621	2,976,084	6,291,593
Less current portion		(579,198)	(1,113,657)
		$2,396,886	$5,177,936
Less standby letters of credit issued and outstanding	(905,308)
	$27,673,313

The revolving lines of credit are guaranteed by the Company and its subsidiaries. At December 31, 2004, the Company had one outstanding standby letter of credit in the amount of $905,308 to guarantee performance on the Company’s leased facility in the United Kingdom. This letter of credit expired in January 2005. The Company anticipates that this letter of credit will be renewed. The Company is in compliance with the various loan covenants that govern its ability to borrow under its lines of credit.

The total interest expense for the years ended December 31, 2004, 2003 and 2002, was $363,640, $377,848 and $584,940, respectively. Interest expense includes debt service, maintenance fees and bank charges. The amount of capitalized interest for the years ended December 31, 2004 and 2003, was $301,784 and $303,017, respectively. There was no capitalized interest for the year ended December 31, 2002.

At December 31, 2004, estimated future maturities of long-term debt are as follows:

2005	$579,198
2006	572,631
2007	568,737
2008	423,824
2009	276,460
Thereafter	555,234
$2,976,084

9.             Commitments and Contingencies

Leases

Certain properties occupied by the Company are leased. The leases expire at various dates through 2014 and generally require the Company to assume the obligations for insurance, property taxes and maintenance of the facilities.

Some of the properties were leased from partnerships formed by certain current and former Company stockholders, directors, officers and employees. Rental expenses under these related party leases were as follows:

	Years Ended December 31,
	2004	2003	2002

Doolittle Investors	$367,992	$367,992	$367,992
Vacaville Investors	478,392	454,874	452,736
Vicksburg Investors	—	64,226	385,356
Columbus Westbelt Investment Co.	626,328	626,328	626,328
	$1,472,712	$1,513,420	$1,832,412

Rental expense for 2004, 2003 and 2002 with respect to all other leased property was approximately $4,321,000, $4,510,000 and $4,091,000, respectively. The Company has entered into an agreement to purchase the Columbus, Ohio, facility from Columbus Westbelt Investment Co. The purchase price is approximately $4,100,000 and the transaction is expected to be completed in May 2005.

At December 31, 2004, minimum rental commitments under all noncancelable leases are as follows:

2005	$5,746,003
2006	5,148,733
2007	4,788,079
2008	2,790,047
2009	3,201,440
Thereafter	2,768,552
$24,442,854

Some of these minimum rental commitments that involve the related parties described above and in Note 12 contain renewal options and provide for periodic rental adjustments based on changes in the consumer price index or current market rental rates.

The nominal term of Simpson Strong-Tie International Inc.’s (“SSTI”) lease in the United Kingdom is 25 years but includes an option to terminate without penalty in either the fifteenth or twentieth year upon one year written notice by SSTI. Future minimum rental payments associated with the first 15 years of this lease are included in minimum rental commitments in the table above.

Environmental

The Company’s policy with regard to environmental liabilities is to accrue for future environmental assessments and remediation costs when information becomes available that indicates that it is probable that the Company is liable for any related claims and assessments and the amount of the liability is reasonably estimable.

At one of the Company’s operating facilities, evidence of contamination resulting from activities of prior occupants was discovered. The Company took certain remedial actions at the facility in 1990 and continues to monitor the condition of this property. The Company does not believe that any further action will be required or that this matter will have a material adverse effect on its financial condition, cash flows or results of operations.

Litigation

From time to time, the Company is involved in litigation that it considers to be in the normal course of its business. No such litigation within the last five years resulted in any material loss. The Company is not engaged in any legal proceedings as of the date hereof, which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations.  However, litigation is subject to inherent uncertainties and it is possible that actual results could differ.

Other

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

10.           Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
	2004	2003	2002
Current
Federal	$41,656,000	$32,352,000	$29,918,000
State	7,845,000	5,939,000	5,809,000
Foreign	948,000	665,000	142,000
Deferred	(355,235)	(445,806)	(735,417)
	$50,093,765	$38,510,194	$35,133,583

Income before income taxes for the years ended December 31, 2004, 2003 and 2002, consisted of the following:

	Years Ended December 31,
	2004	2003	2002

Domestic	$128,325,462	$99,870,721	$88,804,478
Foreign	3,276,646	(798,303)	(1,736,748)
	$131,602,108	$99,072,418	$87,067,730

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes are as follows:

	Years Ended December 31,
	2004	2003	2002

Federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.4%	3.6%	4.1%
Other	(0.3)%	0.3%	1.3%
Effective income tax rate	38.1%	38.9%	40.4%

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 2004, 2003 and 2002, were as follows:

	Years Ended December 31,
	2004	2003	2002

Current deferred tax assets
State tax	$2,681,978	$1,895,792	$1,942,732
Compensation related to stock plans	—	—	82,732
Workers’ compensation	1,088,772	953,242	662,994
Health claims	304,368	933,800	680,385
Vacation accrual	973,682	874,188	793,313
Accounts receivable allowance	771,529	557,924	610,238
Inventories	2,279,379	2,175,981	2,095,916
Sales incentive and advertising allowances	561,805	328,914	189,104
Rental reserve	—	—	140,452
Other	147,558	101,357	78,776
	$8,809,071	$7,821,198	$7,276,642

Long-term deferred tax assets (liabilities)
Depreciation	$(1,371,081)	$1,153,749	$1,679,032
Goodwill amortization	(23,274)	265,278	566,471
Deferred compensation related to stock options	2,186,426	554,746	—
State tax credit carry forward	551,323	81,981	—
Other	129,831	81,139	(725,037)
	$1,473,225	$2,136,893	$1,520,466

The total deferred tax assets for the years ended December 31, 2004, 2003 and 2002, were $12,485,108, $10,790,722 and $10,039,245, respectively. The total deferred tax liabilities for the years ended December 31, 2004, 2003 and 2002, were $2,202,812, $832,631 and $1,242,137, respectively.

No valuation allowance has been recorded for deferred tax assets for the years ended December 31, 2004, 2003 and 2002, due to the Company’s taxable income in 2004 and prior years.

The Company does not provide for U.S. federal income taxes on the undistributed earnings of its international subsidiaries because such earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At December 31, 2004, the Company had not provided federal income taxes on undistributed earnings of approximately $689,000 from its international subsidiaries. At December 31, 2003, the Company did not have undistributed earnings from its international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. These taxes may be partially offset by U.S. foreign tax credits. Determination of the related amount of unrecognized deferred U.S. income taxes is not practicable because of the complexities associated with this hypothetical calculation.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was enacted. The AJCA includes provisions for the phase-out of the extraterritorial income exclusion, replacing it with a phased-in deduction for companies that pay income taxes on manufacturing activities in the U.S. The new manufacturing deduction allows a deduction from taxable income of up to 9% of qualified income from domestic production activities. The deduction is phased in over a six-year period, with the eligible percentage increasing from 3% in 2005 to 9% in 2010. The AJCA also creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. On December 21, 2004, the FASB issued two FASB Staff Positions (“FSP”) regarding the accounting implications of the AJCA related to (1) the manufacturing deduction for qualified domestic production activities and (2) the one-time tax benefit for the repatriation of foreign earnings. The FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes”. The FASB also confirmed, that upon deciding that some amount of earnings will be repatriated, a company must record in that period the associated tax liability. The guidance in the FSPs applies to financial statements for periods ending after the date the AJCA was enacted. The Company is evaluating the effects of the AJCA and is awaiting final guidance from the Internal Revenue Service to complete that evaluation. The Company’s current estimate is that it should qualify for the tax benefit provided by the manufacturing deduction, but the Company is unlikely to use the tax benefit for the repatriation of foreign earnings, in view of the management’s current opinion that undistributed earnings of the Company’s international subsidiaries will be reinvested indefinitely.

11.           Retirement Plans

The Company has six defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. Two of the plans, covering U.S. employees, provide for annual contributions in amounts that the Board of Directors may authorize, subject to certain limitations, but in no event more than the amounts permitted under the Internal Revenue Code as deductible expense. The other four plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2004, 2003 and 2002, was approximately $7,358,000, $6,325,000 and $5,197,000, respectively.

The Company also contributes to various industry-wide, union-sponsored pension funds for union, hourly employees. Payments to these funds aggregated approximately $2,158,000, $2,002,000 and $1,524,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

12.           Related Party Transactions

In 2003, the Company purchased 1,000,000 shares of its common stock for approximately $23,525,000 from the Simpson PSB Fund to offset the dilution of stock options granted in 2003. The Chairman and the President and Chief Executive Officer of the Company, who are directors and significant stockholders of the Company, serve as directors and officers of the Simpson PSB Fund (a charitable organization). The price per share was $23.525, which was $0.25 less than the closing price on the day before the transaction. The independent members of the Board of Directors unanimously approved this transaction.

In 2003, the Company paid $500,000 for an additional 5% ownership interest in Keymark. The Company now owns 35% of Keymark (see Note 6). The Company paid $550,472 to Keymark in 2002. The payments were related to the development of specified features in the Keymark software as well as for expenses related to marketing the software.

In 2003, the Company’s Chief Executive Officer leased an airplane that is managed by a charter company unrelated to the Company. The Company pays the charter company standard hourly rates when this airplane is hired for use by its Chief Executive Officer in travel between his home and Company offices or by him and other Company employees in travel on Company business. As lessee of the airplane, the Company’s Chief Executive Officer is also responsible for its maintenance and receives a portion of each payment to the charter company for its use, whether by the Company or others. The total cost to the Company for this and other airplanes that are used, including $28,519 and $34,717 paid to the Company’s Chief Executive Officer for compensation for the years ended 2004 and 2003, respectively, was approximately $380,000 and $352,000 in 2004 and 2003, respectively. The independent members of the Board of Directors unanimously approved this arrangement. The Company computes the compensation cost of the use of airplanes using the Standard Industrial Fair Level (“SIFL”) tables prescribed under applicable Internal Revenue Service regulations.

In 2004 and 2003, the Company paid approximately $4,000 and $90,000, respectively, to Barclay Simpson Fine Arts, an art gallery owned by the Company’s Chairman, for artwork to decorate the Company’s offices. The independent members of the Board of Directors unanimously approved these purchases after a review of an independent appraisal and a review of the cost of comparable artwork.

In August 2004, the Company entered into an agreement to purchase the Columbus, Ohio, facility that it currently leases from a related party consisting primarily of current and past employees and directors of the Company. The purchase price is approximately $4,100,000 and the transaction is expected to be completed in May 2005.

In December 2004, the Company made a donation in the amount of $5,000 to the African American Experience Fund of the National Park Foundation, whose Chairman is Barry Lawson Williams, a director of the Company.

In January 2005, Michael Petrovic was appointed as an officer of Simpson Strong-Tie Canada, Limited (“SSTC”), a wholly-owned subsidiary of Simpson Strong-Tie. Mr. Petrovic was an owner of MGA, which SSTC acquired in 2003, and is a co-lessor of the property that SSTC leases in Maple Ridge, British Columbia. SSTC estimates that it will pay approximately $150,000 per year to lease the property from Mr. Petrovic and his associates. The lease expires in 2007.

In February 2005, the Company paid $50,000 to the California College of the Arts (“CCA”) to sponsor the development of a unique interdisciplinary course. The Company’s Chairman, Barclay Simpson, is the Vice Chairman of CCA’s Board of Trustees. The independent members of the Board of Directors approved the sponsorship of this course.

See Note 9 regarding related party transactions involving Company leases.

13.           Stock Option and Stock Bonus Plans

The Company currently has two stock option plans. One is principally for the Company’s employees and the other is for the Company’s independent directors. Participants are granted options only if the company-wide and/or profit center operating goals, established by the Compensation Committee of the Board of Directors at the beginning of the year, are met. In 2004, the Company met most of the operating goals established for both of its stock option plans and committed to grant options to purchase 532,550 shares in 2005. During 2003 and 2002, the Company met most of the operating goals established for both of its stock option plans and granted options to purchase 1,153,000 and 1,011,000 shares in 2004 and 2003, respectively. The Company has recognized after-tax expense totaling approximately $2,755,000 for options granted in 2004 and 2003. The options have exercise prices ranging from $34.90 to $38.39 per share for the options committed to be granted in 2005, exercise prices ranging from $23.04 to $27.97 per share for the options granted in 2004, and exercise prices ranging from $16.45 to $18.10 per share for the options granted in 2003.

The following table summarizes the Company’s stock option activity for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
Non-Qualified Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	3,228,768	$17.54	2,441,416	$12.31	1,894,320	$8.48
Granted (1)	532,550	34.97	1,153,000	25.42	1,007,000	16.46
Additional shares granted	—	—	—	—	4,000	16.45
Exercised	(392,834)	9.61	(362,480)	7.62	(449,724)	6.02
Forfeited	(33,170)	19.13	(3,168)	14.73	(14,180)	9.77
Outstanding at end of year	3,335,314	21.22	3,228,768	17.54	2,441,416	12.31

(1)   The options outstanding at the end of the year include all options granted during the year that are legally issued as of the beginning of the following year.

The numbers of shares for which stock options were exercisable at the end of 2004, 2003 and 2002 were 1,372,523, 1,223,012 and 1,217,046, respectively.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2004, including those committed to be granted in 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding at December 31, 2004	Weighted- Average Exercise Price

$9.36	265,422	1.0 years	$9.36	265,422	$9.36
$9.73 to $10.94	371,704	2.0 years	10.90	371,704	10.90
$12.75	28,000	3.0 years	12.75	27,417	12.75
$14.33	36,000	4.0 years	14.33	26,250	14.33
$16.45 to $18.10	970,422	5.0 years	16.46	439,210	16.46
$23.04 to $27.97	1,131,216	6.0 years	25.42	242,520	25.37
$34.90 to $38.39	532,550	7.0 years	34.97	—	—
$9.36 to $38.39	3,335,314	5.0 years	21.22	1,372,523	15.04

The fair value of the 1,103,000 stock options granted on January 1, 2003, under the employee plan was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.01%; no dividend yield; expected life of 6.2 years; and volatility of 29.2%. The weighted average fair value per share of these options is $6.17, the exercise price is $16.45 for 1,101,000 shares and $18.10 for 2,000 shares. The assumption are the same for the 8,000 stock options granted on February 14, 2003, under the independent director plan except that the expected life used was 6.3 years. The weighted average fair value per share of these options is $6.40 and the exercise price is $16.98.

The fair value of the 1,147,000 stock options granted as of January 1, 2004, under the employee plan was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.77%; no dividend yield; expected life of 6.4 years; and volatility of 29.1%. The weighted average fair value per share of these options is $9.51, the exercise price is $25.43 for 1,145,000 shares and $27.97 for 2,000 shares. The assumptions are the same for the 6,000 stock options granted as of February 14, 2004, under the independent director plan, except that the expected life used was 6.3 years. The weighted average fair value per share of these options is $8.54 and the exercise price is $23.04.

The tax benefit to the Company from the exercise of stock options, a reduction of the Company’s income tax payable, was $2,886,362, $1,818,743 and $1,800,785 for 2004, 2003 and 2002, respectively.

The Company also maintains a Stock Bonus Plan whereby it awards employees who do not otherwise participate in one of the Company’s stock options plans shares based upon years of service. The amount of shares awarded, as well as the period of service, are considered by the Compensation Committee of the Board of Directors, at its discretion. In 2004, 2003 and 2002, the Company committed to issue 19,000, 17,200 and 17,600 shares, respectively, which resulted in pre-tax compensation charges of $1,081,419, $756,447 and $505,187, respectively. These employees are also compensated for the income taxes payable as a result of the stock bonuses. For the past years, the shares were issued in the year following the year in which the employee reached his or her tenth anniversary.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of December 31, 2004, 2003 and 2002, or for the years then ended:

2004	Connector Products	Venting Products	All Other	Total

Net sales	$614,585,000	$83,468,000	$—	$698,053,000
Income from operations	121,208,000	10,672,000	(663,000)	131,217,000
Depreciation and amortization	16,291,000	2,125,000	29,000	18,445,000
Capital expenditures and acquisitions	79,144,000	4,627,000	183,000	83,954,000
Total assets	427,418,000	56,188,000	61,531,000	545,137,000

2003	Connector Products	Venting Products	All Other	Total

Net sales	$473,608,000	$74,574,000	$—	$548,182,000
Income from operations	87,255,000	11,058,000	(240,000)	98,073,000
Depreciation and amortization	13,734,000	1,897,000	17,000	15,648,000
Capital expenditures and acquisitions	29,486,000	1,717,000	—	31,203,000
Total assets	272,917,000	38,628,000	150,147,000	461,692,000

2002	Connector Products	Venting Products	All Other	Total

Net sales	$394,922,000	$70,552,000	$—	$465,474,000
Income from operations	76,613,000	9,569,000	(99,000)	86,083,000
Depreciation and amortization	12,093,000	1,903,000	27,000	14,023,000
Capital expenditures and acquisitions	26,360,000	1,595,000	—	27,955,000
Total assets	228,601,000	39,723,000	128,077,000	396,401,000

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore has been included in the total assets of the segment entitled “All Other.” Cash and short-term investment balances in the All Other segment were approximately $47,023,000, $139,021,000 and $118,948,000 as of December 31, 2004, 2003 and 2002, respectively.

The following table illustrates how the Company’s net sales and long-lived assets are distributed geographically as of December 31, 2004, 2003 and 2002, or for the years then ended.

	2004		2003		2002
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets

United States	$600,962,000	$122,026,000	$467,148,000	$93,623,000	$413,205,000	$83,866,000
Denmark	36,799,000	6,228,000	37,630,000	6,375,000	22,183,000	6,052,000
United Kingdom	27,013,000	1,729,000	20,573,000	1,499,000	15,714,000	1,571,000
Other countries	33,279,000	8,770,000	22,831,000	8,406,000	14,372,000	6,715,000
	$698,053,000	$138,753,000	$548,182,000	$109,903,000	$465,474,000	$98,204,000

Net sales and long-lived assets, net of intangible assets, are attributable to the country where the operations are located.

Net sales of approximately 18%, 11% and 12% in the years ended December 31, 2004, 2003 and 2002, respectively, were to one customer and were attributable mostly to the connector segment. Most of the increase in net sales attributable to this customer from 2003 to 2004 was a result of its acquisition of another of the Company’s customers in mid-2004. The percentage of the Company’s net sales for 2004 has been computed as if the two customers were combined for all of 2004.

15.           Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for each of the quarters in 2004 and 2003:

	2004				2003
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$167,742	$188,560	$181,835	$159,916	$133,373	$151,892	$146,461	$116,456
Cost of sales	103,736	110,959	107,385	95,337	81,918	91,569	85,570	70,845
Gross profit	64,006	77,601	74,450	64,579	51,455	60,323	60,891	45,611

Selling expense	16,262	14,223	15,338	13,046	13,382	12,376	12,384	11,527
General and administrative expense	20,053	24,782	23,490	22,226	16,619	18,719	19,601	15,599
Income from operations	27,691	38,596	35,622	29,307	21,454	29,228	28,906	18,485

Interest income (expense), net	127	150	(164)	273	321	441	107	130
Income before income taxes	27,818	38,746	35,458	29,580	21,775	29,669	29,013	18,615

Provision for income taxes	10,258	14,562	13,643	11,631	8,477	11,111	11,331	7,590
Net income	$17,560	$24,184	$21,815	$17,949	$13,298	$18,558	$17,682	$11,025

Net income per common share
Basic	$0.37	$0.51	$0.46	$0.37	$0.27	$0.38	$0.36	$0.23
Diluted	$0.36	$0.50	$0.45	$0.37	$0.27	$0.37	$0.36	$0.22

Cash dividends declared per common share	$—	$0.10	$0.05	$0.05	$—	$—	$—	$—

In November 2004, the Company completed a 2-for-1 stock split effected in the form of a stock dividend of its common stock. Also, in August 2002, the Company completed a 2-for-1 split of its common stock. All of the share and per share numbers have been adjusted to reflect these stock splits. The Company’s results of operations fluctuate from quarter to quarter. The fluctuations are caused by various factors, primarily the increase in construction activity during warmer months of the year.

16.           Subsequent Events

In January 2005, the Company’s Board of Directors declared a dividend of $0.05 per share, a total of approximately $2,400,000, to be paid on April 26, 2005, to stockholders of record on April 6, 2005.

In February 2005, the Company signed a letter of intent to purchase two buildings in Pleasanton, California, for approximately $9.6 million. The buildings comprise approximately 89,000 square feet and will be used for the Company’s home office, replacing the facility that the Company currently leases in Dublin, California. The Company is currently in the process of due diligence and if that is satisfactorily completed, the transaction is expected to close in August 2005. If this transaction is completed, the Company expects to move in to the new building and vacate its leased property in Dublin, California, in mid-2006. The Company has not finalized its plans at this time, but anticipates a one-time charge to income in 2005 for the remaining lease payments at the Dublin facility and a noncash charge in 2005 for the unamortized leasehold improvements related to the Dublin facility, which it estimates will total approximately $1.6 million.

In February 2005, the Company paid $50,000 to the California College of the Arts (“CCA”) to sponsor the development of a unique interdisciplinary course. The Company’s Chairman, Barclay Simpson, is the Vice Chairman of CCA’s Board of Trustees. The independent members of the Board of Directors approved the sponsorship of this course.

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

for the years ended December 31, 2004, 2003 and 2002

Column A	Column B	Column C Additions		Column D	Column E
Classification	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts – Write-offs	Deductions	Balance at End of Year

Year Ended December 31, 2004
Allowance for doubtful accounts	$1,889,210	$454,574	$—	$(53,518)	$2,397,302
Allowance for obsolete inventory	5,186,185	2,781,824	—	3,376,498	4,591,511
Allowance for sales discounts	754,851	2,589,351	—	2,032,817	1,311,385

Year Ended December 31, 2003
Allowance for doubtful accounts	1,741,321	562,392	—	414,503	1,889,210
Allowance for obsolete inventory	6,097,377	669,927	—	1,581,119	5,186,185
Allowance for sales discounts	386,407	2,142,593	—	1,774,149	754,851

Year Ended December 31, 2002
Allowance for doubtful accounts	3,736,098	(948,948)	—	1,045,829	1,741,321
Allowance for obsolete inventory	3,547,330	3,526,201	—	976,154	6,097,377
Allowance for sales discounts	355,719	1,680,467	—	1,649,779	386,407

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting. Since September 30, 2004, the Company has been implementing changes to its internal controls which may be reasonably likely to materially affect its internal controls over financial reporting. The changes that the Company has implemented primarily relate to segregation of duties.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.

The Company’s management has excluded the operations of its recently acquired business, Quik Drive, from its assessment of internal control over financial reporting, as the acquisition was completed in the fourth quarter of 2004. Quik Drive is a division of Simpson Strong-Tie Company Inc. whose total assets and total revenues represent approximately 7% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company's assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on May 3, 2005, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2004, which will set forth certain information with respect to the directors and executive officers of the Registrant and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on May 3, 2005, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2004, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Certain information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on May 3, 2005, to be filed not later than 120 days following the end of the

Registrant’s fiscal year ended December 31, 2004, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference. The other information required by this item appears in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on May 3, 2005, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2004, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on May 3, 2005, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2004, which will set forth certain information with respect to principal accountant fees and services and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report:

1.     Financial Statements

The following consolidated financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2004 is filed as part of this Annual Report:

Schedule II – Valuation and Qualifying Accounts—Years ended December 31, 2004, 2003 and 2002

All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(b)   Exhibits

10.1                           Lease Relating to Factory Premises at Unit 25 Apollo, Lichfield Road Industrial Estate, Tamworth, Staffordshire, dated March 7, 2005, between Simpson Strong-Tie International, Inc. and Baxter and Shipley LLP

10.2                           Form of Indemnification Agreement between Simpson Manufacturing Co., Inc. and its directors, executive officers as well as the officers of Simpson Strong-Tie Company Inc. and Simpson Dura-Vent Company, Inc.

21.                                 List of Subsidiaries of the Registrant.

23.                                 Consent of Independent Registered Public Accounting Firm.

31.                                 Rule 13a-14(a)/15d-14(a) Certifications.

32.                                 Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2005	Simpson Manufacturing Co., Inc.
(Registrant)

	By	/s/Michael J. Herbert
Michael J. Herbert
Chief Financial Officer and Duly Authorized Officer of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/Thomas J Fitzmyers	President, Chief Executive	March 11, 2005
(Thomas J Fitzmyers)	Officer and Director

Chief Financial Officer:

/s/Michael J. Herbert	Chief Financial Officer,	March 11, 2005
(Michael J. Herbert)	Treasurer and Secretary
(principal accounting and financial officer)

Directors:

/s/Barclay Simpson	Chairman of the Board	March 11, 2005
(Barclay Simpson)

/s/Jennifer A. Chatman	Director	March 11, 2005
(Jennifer A. Chatman)

/s/Earl F. Cheit	Director	March 11, 2005
(Earl F. Cheit)

/s/Stephen B. Lamson	President and Chief Operating	March 11, 2005
(Stephen B. Lamson)	Officer, Simpson Strong-Tie
Company Inc., and Director

/s/Peter N. Louras	Director	March 11, 2005
(Peter N. Louras)

/s/Robin G. MacGillivray	Director	March 11, 2005
(Robin G. MacGillivray)

/s/Barry Lawson Williams	Director	March 11, 2005
(Barry Lawson Williams)