Form 10-Q
period 2005-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2005-05-10
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Yes ☒  No ☐

The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2005: 47,994,172

In November 2004, the Company completed a 2-for-1 stock split effected in the form of a stock dividend of its common stock. All of the share and per share numbers have been adjusted to reflect this stock split.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,		December 31,
	2005	2004	2004
ASSETS
Current assets
Cash and cash equivalents	$33,909,839	$70,446,242	$30,916,357
Short-term investments	13,838,703	45,456,581	17,032,159
Trade accounts receivable	110,607,502	106,004,468	89,806,749
Inventories	190,048,738	115,290,897	192,879,318
Deferred income taxes	9,641,296	7,624,878	8,809,071
Other current assets	4,816,388	4,248,835	7,667,288
Total current assets	362,862,466	349,071,901	347,110,942

Property, plant and equipment, net	137,949,180	108,477,981	137,608,800
Goodwill	43,241,861	23,444,265	44,378,861
Equity method investment	73,123	—	—
Other noncurrent assets	16,611,381	7,030,061	16,038,357
Total assets	$560,738,011	$488,024,208	$545,136,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and current
portion of long-term debt	$1,715,170	$2,666,161	$579,198
Trade accounts payable	35,138,620	20,392,693	32,030,936
Accrued liabilities	23,190,304	17,902,826	27,780,583
Income taxes payable	5,648,676	8,412,050	—
Accrued profit sharing trust contributions	2,705,024	2,082,057	7,038,952
Accrued cash profit sharing and commissions	8,580,031	10,583,238	8,209,753
Accrued workers’ compensation	2,594,350	2,473,764	2,760,613
Total current liabilities	79,572,175	64,512,789	78,400,035

Long-term debt, net of current portion	2,245,353	5,199,434	2,396,886
Other long-term liabilities	1,416,347	1,112,856	1,414,831
Total liabilities	83,233,875	70,825,079	82,211,752

Commitments and contingencies (Notes 6 and 7)

Stockholders’ equity
Common stock, at par value	479,942	498,214	479,290
Additional paid-in capital	83,037,685	65,502,295	79,876,789
Retained earnings	383,140,301	373,437,866	369,154,260
Accumulated other comprehensive income	10,846,208	7,187,752	13,414,869
Treasury stock	—	(29,426,998)	—
Total stockholders’ equity	477,504,136	417,199,129	462,925,208
Total liabilities and stockholders’ equity	$560,738,011	$488,024,208	$545,136,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$184,215,855	$159,915,734
Cost of sales	119,699,504	95,337,098
Gross profit	64,516,351	64,578,636

Operating expenses:
Selling	15,877,818	13,045,528
General and administrative	22,204,680	22,225,820
	38,082,498	35,271,348

Income from operations	26,433,853	29,307,288

Income in equity method investment	73,123	—
Interest income, net	91,416	272,847

Income before income taxes	26,598,392	29,580,135

Provision for income taxes	10,214,351	11,630,665

Net income	$16,384,041	$17,949,470

Net income per common share
Basic	$0.34	$0.37
Diluted	$0.33	$0.36

Cash dividends declared per common share	$0.05	$0.05

Number of shares outstanding
Basic	47,974,289	48,544,544
Diluted	48,934,352	49,328,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the three months ended March 31, 2005 and 2004 and the nine months ended December 31, 2004

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income	Stock	Total
Balance, January 1, 2004	48,510,588	$497,792	$63,334,758	$357,916,036	$7,982,663	$(29,426,998)	$400,304,251
Comprehensive income:
Net income	—	—	—	17,949,470	—	—	17,949,470
Other comprehensive income:
Change in net unrealized gains or losses on available-for-sale investments	—	—	—	—	1,367	—	1,367
Translation adjustment	—	—	—	—	(796,278)	—	(796,278)
Comprehensive income							17,154,559
Options exercised	25,000	250	246,809	—	—	—	247,059
Stock compensation expense	—	—	1,339,246	—	—	—	1,339,246
Tax benefit of options exercised	—	—	144,258	—	—	—	144,258
Cash dividends declared on Common stock ($0.05 per share)	—	—	—	(2,427,640)	—	—	(2,427,640)
Common stock issued at $25.43 per share	17,200	172	437,224	—	—	—	437,396
Balance, March 31, 2004	48,552,788	498,214	65,502,295	373,437,866	7,187,752	(29,426,998)	417,199,129
Comprehensive income:
Net income	—	—	—	63,558,873	—	—	63,558,873
Other comprehensive income:
Change in net unrealized gains or losses on available-for-sale investments	—	—	—	—	(63,260)	—	(63,260)
Translation adjustment	—	—	—	—	6,290,377	—	6,290,377
Comprehensive income							69,785,990
Options exercised	367,834	3,678	3,523,809	—	—	—	3,527,487
Stock compensation expense	—	—	3,110,173	—	—	—	3,110,173
Tax benefit of options exercised	—	—	2,742,104	—	—		2,742,104
Repurchase of common stock	(1,150,854)	—	—	—	—	(31,273,933)	(31,273,933)
Retirement of treasury stock	—	(24,194)	—	(60,676,737)	—	60,700,931	—
Cash dividends declared on Common stock ($0.15 per share)	—	—	—	(7,165,742)	—	—	(7,165,742)
2-for-1 stock split effected in the form of a stock dividend
Common stock issued $31.40 per share for acquisition	159,234	1,592	4,998,408	—	—	—	5,000,000
Balance, December 31, 2004	47,929,002	479,290	79,876,789	369,154,260	13,414,869	—	462,925,208
Comprehensive income:
Net income	—	—	—	16,384,041	—	—	16,384,041
Other comprehensive income:
Change in net unrealized gains or losses on available-for-sale investments	—	—	—	—	659	—	659
Translation adjustment	—	—	—	—	(2,569,320)	—	(2,569,320)
Comprehensive income							13,815,380
Options exercised	46,170	462	601,766	—	—	—	602,228
Stock compensation expense	—	—	1,579,625	—	—	—	1,579,625
Tax benefit of options exercised	—	—	316,395	—	—	—	316,395
Cash dividends declared on Common stock ($0.05 per share)	—	—	—	(2,398,000)	—	—	(2,398,000)
Common stock issued at $34.91 per share	19,000	190	663,110	—	—	—	663,300
Balance, March 31, 2005	47,994,172	$479,942	$83,037,685	$383,140,301	$10,846,208	$—	$477,504,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$16,384,041	$17,949,470
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of capital equipment	(73,695)	(40,997)
Depreciation and amortization	6,488,890	4,717,031
Deferred income taxes	(1,693,248)	(528,818)
Noncash compensation related to stock plans	1,679,625	1,506,133
Income in equity method investment	(73,123)	—
Tax benefit of options exercised	316,395	144,258
Provision for obsolete inventory	521,533	682,801
Provision for doubtful accounts	19,300	(276,528)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(21,435,007)	(39,731,096)
Inventories	1,307,566	(10,008,066)
Trade accounts payable	2,925,952	(2,305,357)
Income taxes payable	10,765,516	10,001,229
Accrued profit sharing trust contributions	(4,311,450)	(3,931,734)
Accrued cash profit sharing and commissions	374,003	3,125,651
Other current assets	(1,910,056)	(2,457,741)
Accrued liabilities	(3,837,533)	753,470
Other long-term liabilities	(5,191)	587,916
Accrued workers’ compensation	(166,263)	50,000
Other noncurrent assets	(95,195)	26,543
Net cash provided by (used in) operating activities	7,182,060	(19,735,835)

Cash flows from investing activities
Capital expenditures	(6,409,825)	(6,113,235)
Proceeds from sale of capital equipment	94,211	40,541
Purchases of available-for-sale investments	—	(26,217,348)
Sales of available-for-sale investments	3,000,000	25,500,000
Net cash used in investing activities	(3,315,614)	(6,790,042)

Cash flows from financing activities
Line of credit borrowings	1,140,245	1,874,190
Repayment of debt and line of credit borrowings	(20,110)	(125,498)
Issuance of Company’s common stock	602,228	247,059
Dividends paid	(2,397,409)	—
Net cash (used in) provided by financing activities	(675,046)	1,995,751

Effect of exchange rate changes on cash	(197,918)	(159,517)

Net increase (decrease) in cash and cash equivalents	2,993,482	(24,689,643)
Cash and cash equivalents at beginning of period	30,916,357	95,135,885
Cash and cash equivalents at end of period	$33,909,839	$70,446,242

Noncash capital expenditures	$448,910	$38,076
Dividends declared but not paid	$2,398,000	$2,427,640
Issuance of Company’s common stock for compensation	$663,300	$437,396

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

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America have been condensed or omitted. These interim statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Simpson Manufacturing Co., Inc.’s (the “Company’s”) 2004 Annual Report on Form 10-K (the “2004 Annual Report”).

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and allowances, whether actual or estimated based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectibility is reasonably assured and pricing is fixed or determinable. The Company’s general shipping terms are F.O.B. shipping point, where title is transferred and revenue is recognized when the products are shipped to customers. When the Company sells F.O.B. destination point, title is transferred and the Company recognizes revenue on delivery. If the actual costs of sales returns, allowances, and discounts were to exceed the recorded estimated allowance, the Company’s sales would be adversely affected. Accrued sales returns have not been material and have been within management’s expectations. Service sales, representing aftermarket repair and maintenance and engineering activities, though significantly less than 1% of net sales and not material to the financial statements, are recognized as the services are completed.

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

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$16,384,041	47,974,289	$0.34	$17,949,470	48,544,544	$0.37

Effect of Dilutive Securities
Stock options	—	960,063	(0.01)	—	783,996	(0.01)

Diluted EPS
Income available to common stockholders	$16,384,041	48,934,352	$0.33	$17,949,470	49,328,540	$0.36

For the quarter ended March 31, 2005, 94,677 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

As of January 1, 2003, the Company adopted Statement of Financial Accounting Standards (‘SFAS”) No. 148 and SFAS No. 123 and used the prospective method of applying SFAS No. 123 for the transition. For stock options that have been granted prior to January 1, 2003, the Company will continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equaled or exceeded the market price on the date of grant for options issued by the Company, no compensation expense has been recognized for stock options granted prior to January 1, 2003. For the three months ended March 31, 2005 and 2004, the Company has recognized after-tax stock option expense of approximately $973,049 and $812,922, respectively.

Had compensation cost for the Company’s stock options for all grants been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$16,384,041	$17,949,470
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	973,049	812,922
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards granted prior to January 1, 2003, net of related tax effects	980,275	825,374
Net income, pro forma	$16,376,815	$17,937,018

Earnings per share
Basic, as reported	$0.34	$0.37
Basic, pro forma	0.34	0.37

Diluted, as reported	0.33	0.36
Diluted, pro forma	0.33	0.36

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Accounting for Stock-Based Compensation,” which revised SFAS No. 123 to require companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. While the Company currently accounts for stock options on a fair value basis, additional changes will be required such as those affecting cash flow presentation. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, and management has not determined all of the effects on the Company’s financial statements once effective.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2005 presentation with no effect on net income or retained earnings as previously reported. These reclassifications were primarily in relation to stockholders’ equity and between deferred tax assets and liabilities.

2.             Trade Accounts Receivable

Trade accounts receivable consist of the following:

	At March 31,		At December 31,
	2005	2004	2004
Trade accounts receivable	$114,835,195	$108,936,659	$93,515,436
Allowance for doubtful accounts	(2,399,876)	(1,573,209)	(2,397,302)
Allowance for sales discounts and returns	(1,827,817)	(1,358,982)	(1,311,385)
	$110,607,502	$106,004,468	$89,806,749

3.             Inventories

The components of inventories consist of the following:

	At March 31,		At December 31,
	2005	2004	2004
Raw materials	$77,752,620	$47,085,114	$91,910,430
In-process products	23,212,185	15,109,278	22,234,940
Finished products	89,083,933	53,096,505	78,733,948
	$190,048,738	$115,290,897	$192,879,318

4.             Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	At March 31,		At December 31,
	2005	2004	2004
Land	$13,863,789	$13,130,093	$13,870,992
Buildings and site improvements	66,626,613	63,761,809	67,215,428
Leasehold improvements	6,816,523	5,861,256	6,837,774
Machinery and equipment	148,264,612	128,187,553	147,442,008
	235,571,537	210,940,711	235,366,202
Less accumulated depreciation and amortization	(126,289,028)	(109,787,233)	(121,610,695)
	109,282,509	101,153,478	113,755,507
Capital projects in progress	28,666,671	7,324,503	23,853,293
	$137,949,180	$108,477,981	$137,608,800

Gains or losses on disposal of capital equipment are reported in the general and administrative expenses in the consolidated statements of operations.

5.             Investments

Equity Method Investment

The Company has a 35% investment in Keymark Enterprises, LLC (“Keymark”), for which it accounts using the equity method. Keymark develops software that assists in the design and engineering of residential structures. The Company’s relationship with Keymark includes the specification of its products in the Keymark software. The Company has no obligation to make any additional future capital contributions, nor does it intend to provide additional funding to Keymark. In 2001, after several quarters of losses, the Company concluded that the carrying value of its investment in Keymark exceeded its fair value and therefore wrote down the value of its investment to zero. However, after three consecutive quarters of profitability in 2004, the Company began recording its share of Keymark’s 2005 profits and as of March 31, 2005, the carrying value of this investment was $73,123.

Available-for-Sale Investments

The Company’s investments in debt securities are classified as either cash and cash equivalents or available-for-sale investments. As of March 31, 2005 and 2004, and December 31, 2004, the Company’s investments were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At March 31, 2005
Debt investments
Municipal bonds	$13,895,960	$—	$57,257	$13,838,703

At March 31, 2004
Debt investments
Municipal bonds	$45,451,236	$34,630	$29,285	$45,456,581
Commercial paper	5,106,910	—	—	5,106,910
Total debt investments	50,558,146	34,630	29,285	50,563,491
Money market instruments and funds	19,997	—	—	19,997
	$50,578,143	$34,630	$29,285	$50,583,488

At December 31, 2004
Debt investments
Municipal bonds	$17,090,075	$—	$57,916	$17,032,159
Total debt investments	17,090,075	—	57,916	17,032,159
Money market instruments and funds	85,514	—	—	85,514
	$17,175,589	$—	$57,916	$17,117,673

Of the total estimated fair value of debt securities, $5,126,907 and $85,514 were classified as cash and cash equivalents as of March 31, 2004 and December 31, 2004, respectively, and $13,838,703, $45,456,581, and $17,032,159 were classified as short-term investments as of March 31, 2005 and 2004, and December 31, 2004, respectively.

As of March 31, 2005, contractual maturities of the Company’s available-for-sale investments were as follows:

	Amortized Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$13,395,960	$13,338,703
Amounts maturing in 1 - 5 years	—	—
Amounts maturing in 5 - 10 years	—	—
Amounts maturing after 10 years	500,000	500,000
	$13,895,960	$13,838,703

6.             Debt

Outstanding debt at March 31, 2005 and 2004, and December 31, 2004, and the available credit at March 31, 2005, consisted of the following:

	Available	Debt Outstanding
	Credit at	at		at
	March 31,	March 31,		December 31,
	2005	2005	2004	2004
Revolving line of credit, interest at bank’s reference rate less 0.50% (at March 31, 2005, the bank’s reference rate less 0.50% was 5.25%), expires November 2006	$13,800,000	$—	$—	$—

Revolving term commitment, interest at bank’s prime rate less 0.50% (at March 31, 2005, the bank’s prime rate less 0.50% was 5.25%), expires June 2006	9,200,000	—	—	—

Revolving line of credit, interest at the bank’s base rate plus 2% (at March 31, 2005, the bank’s base rate plus 2% was 6.75%), expires September 2005	1,300,068	—	—	—

Revolving line of credit, interest at 4.50%, expires August 2005	3,669,288	1,149,314	1,846,227	—

Term loan, interest at LIBOR plus 1.375% (at March 31, 2005, LIBOR plus 1.375% was 4.065%), matures June 2008	—	1,050,000	1,350,000	1,050,000

Term loans, interest rates between 2.94% and 5.60%, expirations between 2005 and 2018	—	1,761,209	4,669,368	1,926,084
	27,969,356	3,960,523	7,865,595	2,976,084

Less line of credit and current portion of long-term debt		(1,715,170)	(2,666,161)	(579,198)
Long-term debt, net of current portion		$2,245,353	$5,199,434	$2,396,886

Available credit	$27,969,356

7.             Commitments and Contingencies

Note 9 to the consolidated financial statements in the Company’s 2004 Annual Report provides information concerning commitments and contingencies. From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. However the resolution of outstanding claims and litigation is subject to inherent uncertainty and it is at least reasonably possible that such resolution could have an adverse effect on the Company.

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

Corrosion, hydrogen enbrittlement, stress corrosion cracking, hardness, wood pressure-treating chemicals (such as copper), misinstallations, environmental conditions or other factors can contribute to failure of fasteners and connectors. On occasion, some of the fasteners that the Company sells have failed, although the Company has not incurred any material liability resulting from those failures. The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended March 31,
	2005	2004
Net Sales
Connector products	$166,993,000	$142,510,000
Venting products	17,223,000	17,406,000
Total	$184,216,000	$159,916,000

Income from Operations
Connector products	$26,782,000	$28,537,000
Venting products	65,000	1,639,000
Administrative and all other	(413,000)	(869,000)
Total	$26,434,000	$29,307,000

			At
	At March 31,		December 31,
	2005	2004	2004
Total Assets
Connector products	$442,471,000	$317,907,000	$427,418,000
Venting products	59,225,000	42,671,000	56,188,000
Administrative and all other	59,042,000	127,446,000	61,531,000
Total	$560,738,000	$488,024,000	$545,137,000

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of the segment entitled “Administrative and all other.” Cash and cash equivalent and short-term investment balances in the “Administrative and all other” segment were approximately $47,019,000, $115,685,000 and $47,023,000 as of March 31, 2005 and 2004, and December 31, 2004, respectively.

9.             Subsequent Events

In May 2005, the Company’s Board of Directors declared a cash dividend of $0.05 per share, totaling approximately $2.4 million. The record date for the cash dividend is July 7, 2005, and it will be paid on July 27, 2005.

In May 2005, the Company completed the purchase, for approximately $4.1 million, of the facility that it previously rented from a related party in Columbus, Ohio.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 2005 and 2004. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

In November 2004, the Company completed a 2-for-1 stock split effected in the form of a stock dividend of its common stock. All of the share and per share numbers have been adjusted to reflect this stock split.

Results of Operations for the Three Months Ended March 31, 2005, Compared

with the Three Months Ended March 31, 2004

Net sales increased 15.2% to $184,215,855 as compared to net sales of $159,915,734 for the first quarter of 2004. Net income decreased 8.7% to $16,384,041 for the first quarter of 2005 as compared to net income of $17,949,470 for the first quarter of 2004. Diluted net income per common share was $0.33 for the first quarter of 2005 as compared to $0.36 for the first quarter of 2004.

In the first quarter of 2005, sales growth occurred throughout Europe and North America, with the exception of California. The growth in the United States was strongest in the western region, excluding California, and the southern region. While sales increased overall, the increase was primarily due to higher sales prices and to the sales related to the acquisition of the Quik Drive product line in the fourth quarter of 2004. Simpson Strong-Tie’s first quarter sales increased 17.2% over the same quarter last year, while Simpson Dura-Vent’s sales decreased 1.1%. Lumber dealers were the fastest growing Simpson Strong-Tie sales channel. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Anchor systems, engineered wood products and seismic and high wind products had the highest percentage growth rates in sales, while sales of core products, which include joist hangers and column bases, were flat. Sales of Simpson Strong-Tie’s Strong-Wall product line, with a substantial share of its sales in California, were down significantly from the first quarter of 2004. Sales of Simpson Dura-Vent’s Direct-Vent product line was up somewhat while sales of its chimney and pellet vent products decreased compared to the first quarter of 2004.

Income from operations decreased 9.8% from $29,307,288 in the first quarter of 2004 to $26,433,853 in the first quarter of 2005 and gross margins decreased from 40.4% in the first quarter of 2004 to 35.0% in the first quarter of 2005. This decrease was primarily due to increased material costs, mainly steel, which increased at a faster rate than the sales price increases that the Company put in place during 2004 and early 2005. The Company’s raw material inventory as of March 31, 2005, decreased 15.4% from December 31, 2004, while its in-process and finished goods inventory increased by 11.2% over the same period.

Selling expenses increased 21.7% from $13,045,528 in the first quarter of 2004 to $15,877,818 in the first quarter of 2005, primarily due to increased costs associated with the addition of sales and marketing personnel, including those associated with the acquisition of the assets of Quik Drive, U.S.A., Inc. and Quik Drive Canada, Inc. and 100% of the equity of Quik Drive Australia Pty. Limited (collectively “Quik Drive”), of approximately $1,500,000. In addition, advertising and promotional expenses increased by approximately $650,000 as a result of increased consumer advertising efforts. General and administrative expenses decreased 0.1% from $22,225,820 in the first quarter of 2004 to $22,204,680 in the first quarter of 2005. The decrease was primarily due to a decrease in cash profit sharing of approximately $2,200,000, as a result of decreased operating profit, and a decrease in donations relative to the first quarter of 2004 when the Company donated $500,000 to a university in central California to help fund the research and development of innovative construction practices. Offsetting these decreases in general and administrative expenses were several factors including increased amortization of intangible assets, primarily those associated with the Quik Drive acquisition, of approximately $500,000, increased costs associated with the addition of administrative personnel, including those associated with the Quik Drive acquisition, of approximately $500,000, higher fees associated with compliance with the Sarbanes-Oxley Act of 2002 of approximately $400,000, higher bad debt expense of approximately $300,000 relative to the same quarter last year, primarily due to favorable collections experience in the first quarter of 2004, and higher stock compensation costs of approximately $200,000. The tax rate was 38.4% in the first quarter of 2005, down from 39.3% in the first quarter of 2004. The decrease was primarily due to lower taxable income as a result of the new manufacturing deduction for qualified production activity income under the American Jobs Creation Act of 2004.

Liquidity and Sources of Capital

As of March 31, 2005, working capital was $283.3 million as compared to $284.6 million at March 31, 2004, and $268.7 million at December 31, 2004. The increase in working capital from December 31, 2004, was primarily due to an increase in the Company’s trade accounts receivable of approximately $20.8 million. Net accounts receivable increased 23.2% from December 31, 2004, primarily due to the increase in sales. In addition, accrued liabilities decreased by approximately $4.6 million, primarily as a result of lower accrued sales incentives and allowances. Offsetting this increase in working capital was a shift from prepaid income taxes to income taxes payable totaling approximately $10.8 million, a decrease in total inventories of approximately $2.8 million, and an increase in net trade accounts payable of approximately $3.1 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change and changes in noncurrent assets and liabilities, combined with net income and noncash expenses, including depreciation, amortization, stock-based compensation charges and provisions for obsolete inventory and doubtful accounts, totaling approximately $25.1 million, resulted in net cash provided by operating activities of approximately $7.2 million. As of March 31, 2005, the Company had unused credit facilities available of approximately $28.0 million.

The Company used approximately $3.3 million in its investing activities. Approximately $6.4 million was used for capital expenditures, primarily for machinery and equipment for its facilities in McKinney, Texas, San Leandro and Vacaville, California, and Vicksburg, Mississippi. This was offset by the redemptions of available-for-sale securities of approximately $3.0 million. The Company expects its total capital spending to be approximately $60.0 million to $65.0 million for 2005.

In May 2005, the Company completed the purchase, for approximately $4.1 million, of the facility that it previously rented from a related party in Columbus, Ohio. In March 2005, the Company began construction on an expansion facility in Columbus on land adjacent to the current facility and is planning to spend approximately $14.6 million. In February 2005, the Company signed a letter of intent to purchase two buildings in Pleasanton, California, for approximately $9.6 million. The buildings comprise approximately 89,000 square feet and will be used for the Company’s home office, replacing the facility that the Company currently leases in Dublin, California. The Company is currently in the process of due diligence and, if that is satisfactorily completed, the transaction is expected to close in August 2005. If this transaction is completed, the Company expects to move in to the new building and vacate its leased property in Dublin, California, in mid-2006. The Company has not finalized its plans at this time, but anticipates a one-time charge to income in 2005 for the remaining lease payments at the Dublin facility and a noncash charge in 2005 for the unamortized leasehold improvements related to the Dublin facility, which it estimates will total approximately $1.6 million. The Company vacated and has listed its original McKinney, Texas, facility for sale but cannot reasonably estimate when it will be sold or the proceeds of such a sale.

The Company’s financing activities used net cash of approximately $0.7 million. Cash provided by financing activities were primarily from borrowings on the Company’s credit lines of its European subsidiaries of approximately $1.1 million and the issuance of the Company’s stock through its stock option plan of approximately $0.6 million. Uses of cash for financing activities were primarily from the payment of cash dividends of approximately $2.4 million in January 2005 which were declared in September 2004. In May 2005, the Company’s Board of Directors declared a cash dividend of $0.05 per share, totaling approximately $2.4 million. The record date for the cash dividend is July 7, 2005, and it will be paid on July 27, 2005.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements will be sufficient for the Company’s working capital needs and planned capital expenditures over the next twelve months. Depending on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing.

The Company believes that the effect of inflation on the Company has not been material in recent years, as inflation rates have remained relatively low. However, recent increases in the price of steel, the Company’s main raw material, and the possibility of further increases may continue to adversely affect the Company’s margins if it cannot recover the higher costs through price increases.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company’s short-term investments consisted of debt securities of approximately $13.8 million as of March 31, 2005. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2005, the decline in the fair value of the investments would not have a material effect on the Company’s financial position as of March 31, 2005, or results of operations for the three months then ended.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to its operations taken as a whole. The translation adjustment resulted in a reduction in accumulated other comprehensive income of approximately $2.6 million in the three months ended March 31, 2005, primarily due to the effect of the strengthening of the U.S. dollar in relation to European and Canadian currencies.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2005, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2005, the Company made no changes to its internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2004, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaces the $50.0 million repurchase authorization from December 2003. The authorization will remain in effect through the end of 2005. There were no purchases by the Company during the first quarter of 2005.

Dividends are determined by the Company’s Board of Directors, based on the Company’s earnings, cash flow, financial condition and other factors deemed relevant by the Board of Directors. In addition, existing loan agreements require the Company to maintain tangible net worth of $250.0 million plus 50% of net profit after taxes for each fiscal year. This requirement may limit the amount that the Company may pay out as dividends on the common stock. As of March 31, 2005, the Company had approximately $161.9 million available for the payment of dividends under these loan agreements.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 9, 2005	By	/s/ Michael J. Herbert
Michael J. Herbert
Chief Financial Officer (principal accounting and financial officer)