Form 10-Q
period 2005-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2005-08-09
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2005

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

Yes ☒  No ☐

The number of shares of the Registrant’s Common Stock outstanding as of June 30, 2005: 48,018,254

In November 2004, the Company completed a 2-for-1 stock split effected in the form of a stock dividend of its common stock. All of the share and per share numbers have been adjusted to reflect this stock split.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	June 30,		December 31,
	2005	2004	2004

ASSETS
Current assets
Cash and cash equivalents	$53,137	$34,438	$30,917
Short-term investments	9,912	44,610	17,032
Trade accounts receivable, net	140,977	122,318	89,807
Inventories	179,568	130,853	192,879
Deferred income taxes	10,104	8,328	8,809
Other current assets	4,269	4,191	7,667
Total current assets	397,967	344,738	347,111

Property, plant and equipment, net	144,385	115,767	137,609
Goodwill	42,339	23,321	44,379
Equity method investment	168	—	—
Other noncurrent assets	16,596	7,369	16,038
Total assets	$601,455	$491,195	$545,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and current portion of long-term debt	$1,212	$813	$579
Trade accounts payable	36,770	33,593	32,031
Accrued liabilities	26,456	21,986	27,780
Income taxes payable	7,845	1,184	—
Accrued profit sharing trust contributions	4,539	3,483	7,039
Accrued cash profit sharing and commissions	15,757	13,209	8,210
Accrued workers’ compensation	2,724	2,474	2,761
Total current liabilities	95,303	76,742	78,400

Long-term debt, net of current portion	1,932	2,483	2,397
Other long-term liabilities	1,413	1,165	1,415
Total liabilities	98,648	80,390	82,212

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, at par value	480	500	479
Additional paid-in capital	84,919	68,708	79,877
Retained earnings	409,576	392,852	369,154
Accumulated other comprehensive income	7,832	6,294	13,415
Treasury stock	—	(57,549)	—
Total stockholders’ equity	502,807	410,805	462,925
Total liabilities and stockholders’ equity	$601,455	$491,195	$545,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net sales	$224,334	$181,835	$408,550	$341,751
Cost of sales	135,537	107,385	255,236	202,722
Gross profit	88,797	74,450	153,314	139,029

Operating expenses:
Selling	15,501	15,338	31,379	28,383
General and administrative	27,411	23,490	49,616	45,716
	42,912	38,828	80,995	74,099

Income from operations	45,885	35,622	72,319	64,930

Income in equity method investment, before tax	95	—	168	—
Interest income (expense), net	131	(164)	223	108

Income before income taxes	46,111	35,458	72,710	65,038

Provision for income taxes	17,273	13,643	27,488	25,274

Net income	$28,838	$21,815	$45,222	$39,764

Net income per common share
Basic	$0.60	$0.45	$0.94	$0.82
Diluted	$0.60	$0.45	$0.93	$0.81

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Number of shares outstanding
Basic	48,005	48,025	47,990	48,285
Diluted	48,447	48,870	48,476	49,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the six months ended June 30, 2004 and 2005 and December 31, 2004

(In thousands except per share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income	Stock	Total
Balance, January 1, 2004	48,511	$498	$63,335	$357,916	$7,983	$(29,427)	$400,305
Comprehensive income:
Net income	—	—	—	39,764	—	—	39,764
Other comprehensive income:
Change in net unrealized gains or losses on available-for-sale investments	—	—	—	—	(71)	—	(71)
Translation adjustment	—	—	—	—	(1,618)	—	(1,618)
Comprehensive income							38,075
Options exercised	157	2	1,513	—	—	—	1,515
Stock compensation expense	—	—	2,379	—	—	—	2,379
Tax benefit of options exercised	—	—	1,044	—	—	—	1,044
Repurchase of common stock	(1,037)	—	—	—	—	(28,122)	(28,122)
Cash dividends declared on Common stock ($0.10 per share)	—	—	—	(4,828)	—	—	(4,828)
Common stock issued at $25.43 per share	17	—	437	—	—	—	437
Balance, June 30, 2004	47,648	500	68,708	392,852	6,294	(57,549)	410,805
Comprehensive income:
Net income	—	—	—	41,744	—	—	41,744
Other comprehensive income:
Change in net unrealized gains or losses on available-for-sale investments	—	—	—	—	9	—	9
Translation adjustment	—	—	—	—	7,112	—	7,112
Comprehensive income							48,865
Options exercised	236	2	2,257	—	—	—	2,259
Stock compensation expense	—	—	2,071	—	—	—	2,071
Tax benefit of options exercised	—	—	1,842	—	—	—	1,842
Repurchase of common stock	(114)	—	—	—	—	(3,152)	(3,152)
Retirement of treasury stock	—	(24)	—	(60,677)	—	60,701	—
Cash dividends declared on Common stock ($0.10 per share)	—	—	—	(4,765)	—	—	(4,765)
2-for-1 stock split effected in the form of a stock dividend
Common stock issued $31.40 per share for acquisition	159	1	4,999	—	—	—	5,000
Balance, December 31, 2004	47,929	479	79,877	369,154	13,415	—	462,925
Comprehensive income:
Net income	—	—	—	45,222	—	—	45,222
Other comprehensive income:
Change in net unrealized gains or losses on available-for-sale investments	—	—	—	—	26	—	26
Translation adjustment	—	—	—	—	(5,609)	—	(5,609)
Comprehensive income							39,639
Options exercised	69	1	877	—	—	—	878
Stock compensation expense	—	—	3,010	—	—	—	3,010
Tax benefit of options exercised	—	—	449	—	—	—	449
Cash dividends declared on Common stock ($0.10 per share)	—	—	—	(4,800)	—	—	(4,800)
Common stock issued at $34.30 per share	20	—	706	—	—	—	706
Balance, June 30, 2005	48,018	$480	$84,919	$409,576	$7,832	$—	$502,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months
	Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$45,222	$39,764
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of capital equipment	(98)	(162)
Depreciation and amortization	12,608	9,680
Deferred income taxes	(2,906)	(1,396)
Noncash compensation related to stock plans	3,210	2,795
Income in equity method investment	(168)	—
Tax benefit of options exercised	449	1,044
Provision for obsolete inventory	874	1,080
Provision for doubtful accounts	(83)	(92)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(52,666)	(56,359)
Inventories	10,331	(26,179)
Trade accounts payable	3,740	9,449
Income taxes payable	12,998	2,777
Accrued profit sharing trust contributions	(2,443)	(2,521)
Accrued cash profit sharing and commissions	7,557	5,754
Other current assets	(1,759)	(2,030)
Accrued liabilities	(16)	4,090
Other long-term liabilities	21	645
Accrued workers’ compensation	(36)	50
Other noncurrent assets	12	251
Net cash provided by (used in) operating activities	36,847	(11,360)

Cash flows from investing activities
Capital expenditures	(17,791)	(17,022)
Asset acquisitions, net of cash acquired	—	(575)
Proceeds from sale of capital equipment	219	164
Purchases of available-for-sale investments	—	(40,238)
Maturities of available-for-sale investments	3,400	4,500
Sales of available-for-sale investments	3,500	35,795
Net cash used in investing activities	(10,672)	(17,376)

Cash flows from financing activities
Line of credit borrowings	712	1,880
Repayment of debt and line of credit borrowings	(280)	(4,736)
Repurchase of common stock	—	(28,122)
Issuance of Company’s common stock	878	1,515
Dividends paid	(4,797)	(2,428)
Net cash used by financing activities	(3,487)	(31,891)

Effect of exchange rate changes on cash	(468)	(71)

Net increase (decrease) in cash and cash equivalents	22,220	(60,698)
Cash and cash equivalents at beginning of period	30,917	95,136
Cash and cash equivalents at end of period	$53,137	$34,438

Noncash capital expenditures	$1,684	$1,665
Dividends declared but not paid	$2,402	$2,400
Issuance of Company’s common stock for compensation	$706	$437

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

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004
(In thousands; per-			Per			Per
share amounts in dollars)	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$28,838	48,005	$0.60	$21,815	48,025	$0.45

Effect of Dilutive Securities
Stock options	—	442	—	—	845	—

Diluted EPS
Income available to common stockholders	$28,838	48,447	$0.60	$21,815	48,870	$0.45

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$45,222	47,990	$0.94	$39,764	48,285	$0.82

Effect of Dilutive Securities
Stock options	—	486	(0.01)	—	821	(0.01)

Diluted EPS
Income available to common stockholders	$45,222	48,476	$0.93	$39,764	49,106	$0.81

For the three and six months ended June 30, 2005, 382 and 195 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

As of January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and SFAS No. 123, “Accounting for Stock Based Compensation,” and used the prospective method of applying SFAS No. 123 for the transition. For stock options that have been granted prior to January 1, 2003, the Company will continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equaled or exceeded the market price on the date of grant for options issued by the Company, no compensation expense has been recognized for stock options granted prior to January 1, 2003. For the three months ended June 30, 2005 and 2004, the Company has recognized after-tax stock option expense of approximately $0.9 million and $0.6 million, respectively. For the six months ended June 30, 2005 and 2004, the Company has recognized after-tax stock option expense of approximately $1.9 million and $1.5 million, respectively. These amounts are reflected in general and administrative expenses.

Had compensation cost for the Company’s stock options for all grants been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands; per-share amounts in dollars)	2005	2004	2005	2004
Net income, as reported	$28,838	$21,815	$45,222	$39,764
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	894	639	1,872	1,454
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards granted prior to January 1, 2003, net of related tax effects	901	652	1,887	1,479
Net income, pro forma	$28,831	$21,802	$45,207	$39,739

Earnings per share
Basic, as reported	$0.60	$0.45	$0.94	$0.82
Basic, pro forma	0.60	0.45	0.94	0.82

Diluted, as reported	0.60	0.45	0.93	0.81
Diluted, pro forma	0.60	0.45	0.93	0.81

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment (Revised 2004),” which revised SFAS No. 123 to require companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. While the Company currently accounts for stock options on a fair value basis, additional changes will be required such as those affecting cash flow presentation. SFAS No. 123R will be adopted in the first quarter of 2006 and management has not determined all of the effects on the Company’s financial statements or the transition method that will be used.

Under the 1994 Stock Option plan, the Company allows for full vesting upon retirement if the employee becomes “retirement eligible” by reaching age sixty. Currently, stock-based employee compensation expense is recorded over the nominal vesting period and if a retirement eligible employee retires before the end of the vesting period, the Company records any unrecognized compensation cost at the date of retirement (the “nominal vesting period approach”). The nominal vesting period is four years of service subsequent to the grant date. The “non-substantive vesting period approach” specifies that awards, in substance, become vested when the employee’s retention of the award is no longer contingent on providing service. Under this approach, the unrecorded compensation cost is expensed when that condition is met even if the employee continues providing service to the Company. This would be the case for existing grants when an employee becomes retirement eligible as well as when a retirement eligible employee is granted an award. Upon adoption of SFAS No. 123R in the first quarter of 2006, the Company will adopt the non-substantive vesting period approach for new grants that have retirement eligibility provisions. The after-tax effect on net income of applying the nominal vesting period approach versus the non-substantive vesting period approach is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Stock-based compensation expense:
Nominal vesting period approach	$894	$639	$1,872	$1,454
Non-substantive vesting period approach	846	576	2,109	1,887
Effect on net income	$48	$63	$(237)	$(433)

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion 20 and FASB Statement No. 3.” This Statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. In the absence of explicit transition requirements specific to the newly adopted accounting principle, it establishes, unless not practicable, retrospective application as the required method for reporting a change in accounting principle. Management has not determined the effect, if any, on the Company’s financial statements for its fiscal year ending December 31, 2006.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2005 presentation with no effect on net income or retained earnings as previously reported. These reclassifications were primarily in relation to the presentation of deferred taxes and non-cash compensation in the statement of cash flows.

2.                                       Trade Accounts Receivable, net

Trade accounts receivable consist of the following (in thousands):

	At June 30,		At December 31,
	2005	2004	2004

Trade accounts receivable	$145,749	$125,921	$93,515
Allowance for doubtful accounts	(2,268)	(1,790)	(2,397)
Allowance for sales discounts and returns	(2,504)	(1,813)	(1,311)
	$140,977	$122,318	$89,807

3.                                       Inventories

The components of inventories consist of the following (in thousands):

	At June 30,		At December 31,
	2005	2004	2004

Raw materials	$68,295	$57,992	$91,910
In-process products	22,870	16,037	22,235
Finished products	88,403	56,824	78,734
	$179,568	$130,853	$192,879

4.                                       Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following (in thousands):

	At June 30,		At December 31,
	2005	2004	2004

Land	$14,711	$13,855	$13,871
Buildings and site improvements	84,344	65,478	67,215
Leasehold improvements	5,938	5,917	6,838
Machinery and equipment	152,608	131,024	147,442
	257,601	216,274	235,366
Less accumulated depreciation and amortization	(129,660)	(113,549)	(121,610)
	127,941	102,725	113,756
Capital projects in progress	16,444	13,042	23,853
	$144,385	$115,767	$137,609

Gains or losses on disposal of capital equipment are reported in the general and administrative expenses in the consolidated statements of operations.

5.                                       Investments

Equity Method Investment

The Company has a 35% investment in Keymark Enterprises, LLC (“Keymark”), for which it accounts using the equity method. Keymark develops software that assists in the design and engineering of residential structures. The Company’s relationship with Keymark includes the specification of its products in the Keymark software. The Company has no obligation to make any additional future capital contributions, nor does it intend to provide additional funding to Keymark. In 2001, after several quarters of losses, the Company concluded that the carrying value of its investment in Keymark exceeded its fair value and therefore wrote down the value of its investment to zero. After three consecutive quarters of profitability in 2004, however, the Company began recording its share of Keymark’s 2005 profits, and as of June 30, 2005, the carrying value of this investment (in thousands) was $168.

Available-for-Sale Investments

The Company’s investments in debt securities are classified as either cash and cash equivalents or available-for-sale investments. As of June 30, 2005 and 2004, and December 31, 2004, the Company’s investments were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At June 30, 2005
Debt investments
Municipal bonds	$9,944	$—	$32	$9,912

At June 30, 2004
Debt investments
Municipal bonds	$44,677	$3	$70	$44,610
Commercial paper	5,007	—	—	5,007
Total debt investments	$49,684	$3	$70	$49,617

At December 31, 2004
Debt investments
Municipal bonds	$17,090	$—	$58	$17,032

Of the total estimated fair value of debt securities (in thousands), $5,007 was classified as cash and cash equivalents as of June 30, 2004, and $9,912, $44,610, and $17,032 were classified as short-term investments as of June 30, 2005 and 2004, and December 31, 2004, respectively.

As of June 30, 2005, contractual maturities of the Company’s available-for-sale investments were as follows (in thousands):

		Estimated
	Amortized	Fair
	Cost	Value
Amounts maturing in less than 1 year	$9,944	$9,912

6.                                       Debt

Outstanding debt at June 30, 2005 and 2004, and December 31, 2004, and the available credit at June 30, 2005, consisted of the following (in thousands):

	Available	Debt Outstanding
	Credit at	at		at
	June 30,	June 30,		December 31,
	2005	2005	2004	2004

Revolving line of credit, interest at bank’s reference rate less 0.50% (at June 30, 2005, the bank’s reference rate less 0.50% was 5.75%), expires November 2006	$13,800	$—	$—	$—

Revolving term commitment, interest at bank’s prime rate less 0.50% (at June 30, 2005, the bank’s prime rate less 0.50% was 5.75%), expires June 2006	9,200	—	—	—

Revolving line of credit, interest at the bank’s base rate plus 2% (at June 30, 2005, the bank’s base rate plus 2% was 6.75%), expires September 2005	1,249	—	—	—

Revolving lines of credit, interest rates between 2.8442% and 4.50%, expirations between June 2005 and August 2005	4,442	663	268	—

Term loan, interest at LIBOR plus 1.375% (at June 30, 2005, LIBOR plus 1.375% was 4.565%), matures June 2008	—	900	1,200	1,050

Term loans, interest rates between 2.94% and 5.60%, expirations between 2005 and 2018	—	1,581	1,828	1,926
	28,691	3,144	3,296	2,976
Less line of credit and current portion of long-term debt		(1,212)	(813)	(579)
Long-term debt, net of current portion		$1,932	$2,483	$2,397
Available credit	$28,691

7.                                       Commitments and Contingencies

Note 9 to the consolidated financial statements in the Company’s 2004 Annual Report provides information concerning commitments and contingencies. From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The resolution of claims and litigation, however, is subject to inherent uncertainty and it is possible that such resolution could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

Corrosion, hydrogen enbrittlement, cracking, material hardness, wood pressure-treating chemicals, misinstallations, environmental conditions or other factors can contribute to failure of fasteners, connectors, and tools. On occasion, some of the fasteners that the Company sells have failed, although the Company has not incurred any material liability resulting from those failures. The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions.  The Company subjects its products to extensive testing, with results and conclusions published in Company catalogues and on its website (see www.strongtie.com/info). Based on test results to date, the Company believes that, generally, if its products are appropriately selected and installed in accordance with the Company’s guidance, they may be reliably used in appropriate applications.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Sales
Connector products	$205,748	$162,144	$372,741	$304,654
Venting products	18,586	19,691	35,809	37,097
Total	$224,334	$181,835	$408,550	$341,751

Income from Operations
Connector products	$43,743	$33,275	$70,660	$61,813
Venting products	801	1,962	863	3,603
Administrative and all other	1,341	385	796	(486)
Total	$45,885	$35,622	$72,319	$64,930

			At
	At June 30,		December 31,
	2005	2004	2004
Total Assets
Connector products	$455,300	$343,989	$427,418
Venting products	72,193	57,155	56,188
Administrative and all other	73,962	90,051	61,531
Total	$601,455	$491,195	$545,137

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of the segment entitled “Administrative and all other.” Cash and cash equivalent and short-term investment balances (in thousands) in the “Administrative and all other” segment were approximately $62,324, $77,622, and $47,023, as of June 30, 2005 and 2004, and December 31, 2004, respectively.

9.                                       Subsequent Events

In July 2005, the Company’s Board of Directors declared a cash dividend of $0.05 per share, totaling approximately $2.4 million. The record date for the cash dividend is October 6, 2005, and it will be paid on October 26, 2005.

In July 2005, the Company entered into an agreement to purchase a building in Vacaville, California, from a related party for $5.7 million. The building is 125,000 square feet and is currently being leased by the Company’s subsidiary, Simpson Dura-Vent. The transaction is subject to satisfactory completion of the Company’s due diligence and satisfaction of other customary conditions and is expected to close in January 2008.

In August 2005, the Company completed the purchase of a facility in Pleasanton, California, for $9.3 million, which it plans to use as its administrative offices and its engineering laboratory.

In August 2005, the Company entered into an agreement to sell one of its buildings in San Leandro, California, for $4.0 million. If the sale is consummated, the Company expects to realize a gain on the sale of this facility of approximately $1.9 million. The building is approximately 48,000 square feet and is currently being used by the Company’s subsidiary, Simpson Strong-Tie Company Inc., primarily for its engineering laboratory. Subject to the buyers’ completion of their due diligence and satisfaction of other customary conditions, the transaction is expected to close in late 2005. The Company intends to relocate the engineering laboratory to its recently acquired facility in Pleasanton, California.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and six months ended June 30, 2005 and 2004. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

In November 2004, the Company completed a 2-for-1 stock split effected in the form of a stock dividend of its common stock. All of the share and per share numbers have been adjusted to reflect this stock split.

Results of Operations for the Three Months Ended June 30, 2005, Compared
with the Three Months Ended June 30, 2004

Net sales increased 23.4% to $224.3 million in the second quarter of 2005 as compared to net sales of $181.8 million for the second quarter of 2004. Net income increased 32.2% to $28.8 million for the second quarter of 2005 as compared to net income of $21.8 million for the second quarter of 2004. Diluted net income per common share was $0.60 for the second quarter of 2005 as compared to $0.45 for the second quarter of 2004.

In the second quarter of 2005, sales growth occurred throughout North America and Europe. The growth in the United States was strongest in the southern, western (excluding California) and midwestern regions. Sales in California increased relative to the first quarter of 2005 when heavy rains, particularly in southern California, slowed construction activity. Simpson Strong-Tie’s second quarter sales increased 26.9% over the same quarter last year, while Simpson Dura-Vent’s sales decreased 5.6%. Lumber dealers and home centers were the fastest growing Simpson Strong-Tie sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Sales of the Quik Drive product line, acquired in the fourth quarter of 2004, contributed significantly to the increase. Anchor systems, seismic and high wind products and engineered wood products had the highest percentage growth rates in sales. Sales of Simpson Strong-Tie’s Strong-Wall product line, with a substantial share of its sales in California, increased somewhat as compared to the second quarter of 2004. Sales of Simpson Dura-Vent’s products decreased, with the exception of its pellet vent products, which increased slightly, compared to the second quarter of 2004.

Income from operations increased 28.8% from $35.6 million in the second quarter of 2004 to $45.9 million in the second quarter of 2005, while gross margins decreased from 40.9% in the second quarter of 2004 to 39.6% in the second quarter of 2005. This decrease in gross margins was primarily due to increased material costs, mainly steel, which increased at a faster rate than the sales price increases that the Company put in place during 2004 and early 2005. The material cost increase was partially offset by improved absorption of the Company’s fixed overhead costs, primarily due to the increased sales volume. The Company’s raw material inventory continued to decrease, by 25.7% from balances as of December 31, 2004, while its in-process and finished goods inventory increased by 10.2% over the first half although it declined slightly in the second quarter.

Selling expenses increased 1.1% from $15.3 million in the second quarter of 2004 to $15.5 million in the second quarter of 2005. While the increase was small, it was driven primarily by a $0.6 million increase in costs associated with the addition of sales and marketing personnel, including those associated with the acquisition of the assets of Quik Drive, U.S.A., Inc. and Quik Drive Canada, Inc. and 100% of the equity of Quik Drive Australia Pty. Limited (collectively “Quik Drive”), partially offset by a $0.5 million decrease in advertising and promotional expenses. General and administrative expenses increased 16.7% from $23.5 million in the second quarter of 2004 to $27.4 million in the second quarter of 2005. The increase was primarily due to an increase in cash profit sharing of $2.5 million, as a result of increased operating profit, and increased costs associated with the addition of administrative personnel of $0.8 million and an increase in amortization of intangible assets of $0.4 million. The increases in personnel costs and amortization were primarily associated with the Quik Drive acquisition. In addition, stock compensation costs were higher by $0.3 million. Partially offsetting the increases were decreases in legal expenses of $0.5 million and favorable bad debt experience in the current quarter of $0.3 million. The tax rate was 37.5% in the second quarter of 2005, down from 38.5% in the second quarter of 2004. The decrease was primarily due to lower taxable income as a result of the new manufacturing deduction for qualified production activity income under the American Jobs Creation Act of 2004.

Results of Operations for the Six Months Ended June 30, 2005, Compared
with the Six Months Ended June 30, 2004

Net sales increased 19.5% to $408.5 million in the first half of 2005 as compared to net sales of $341.8 million for the first half of 2004. Net income increased 13.7% to $45.2 million for the first half of 2005 as compared to net income of $39.8 million for the first half of 2004. Diluted net income per common share was $0.93 for the first half of 2005 as compared to $0.81 for the first half of 2004.

In the first half of 2005, sales growth occurred throughout Europe and North America. The growth in the United States was strongest in the southern and western regions, excluding California. Simpson Strong-Tie’s first half sales increased 22.3% over the same period last year, while Simpson Dura-Vent’s sales decreased 3.5%. Lumber dealers and home centers were the fastest growing Simpson Strong-Tie sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Sales of Quik Drive products contributed significantly to the increase. Anchor systems, seismic and high wind products and engineered wood products had the highest percentage growth rates in sales. Sales of Simpson Strong-Tie’s Strong-Wall product line, with a substantial share of its sales in California, were down significantly from the first half of 2004 primarily due to the slow sales in the first quarter of 2005. Sales of Simpson Dura-Vent’s products decreased, with the exception of its pellet vent products with increased slightly, compared to the first half of 2004.

Income from operations increased 11.4% from $64.9 million in the first half of 2004 to $72.3 million in the first half of 2005 while gross margins decreased from 40.7% in the first half of 2004 to 37.5% in the first half of 2005. This decrease was primarily due to increased material costs but was offset slightly by improved absorption of the Company’s fixed overhead costs, primarily due to the increased sales volume.

Selling expenses increased 10.6% from $28.4 million in the first half of 2004 to $31.4 million in the first half of 2005, primarily due to increased costs associated with the addition of sales and marketing personnel, including $2.0 million associated with the acquisition of Quik Drive. General and administrative expenses increased 8.5% from $45.7 million in the first half of 2004 to $49.6 million in the first half of 2005. The increase was primarily due to increased costs associated with the addition of administrative personnel of $1.4 million and an increase in amortization of intangible assets of $0.9 million. The increases in personnel costs and amortization were primarily associated with the Quik Drive acquisition. In addition, stock compensation costs increased by $0.5 million and cash profit sharing increased by $0.3 million, as a result of increased operating profit. The tax rate was 37.8% in the first half of 2005, down from 38.9% in the first half of 2004. The decrease was primarily due to lower taxable income as a result of the new manufacturing deduction for qualified production activity income under the American Jobs Creation Act of 2004.

Liquidity and Sources of Capital

As of June 30, 2005, working capital was $302.7 million as compared to $268.0 million at June 30, 2004, and $268.7 million at December 31, 2004. The increase in working capital from December 31, 2004, was primarily due to an increase in the Company’s trade accounts receivable of $51.2 million. Net accounts receivable increased 57.0% from December 31, 2004, primarily due to the increase in sales. In addition, cash and cash equivalents increased by $22.2 million, or 71.9%, from December 31, 2004. Offsetting this increase in working capital was a shift from prepaid income taxes to income taxes payable totaling approximately $13.0 million, decreases in total inventories and short-term investments of $13.3 million and $7.1 million, respectively, and increases in accrued cash profit sharing and commissions of $7.5 million, primarily as a result of higher operating income, and net trade accounts payable of $4.7 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change and changes in noncurrent assets and liabilities, combined with net income and noncash expenses, including depreciation, amortization, stock-based compensation charges and provisions for obsolete inventory and doubtful accounts, totaling approximately $61.8 million, resulted in net cash provided by operating activities of $36.8 million. As of June 30, 2005, the Company had unused credit facilities available of $28.7 million.

The Company used $10.7 million in its investing activities. Approximately $17.8 million was used for capital expenditures, primarily for facilities in Columbus, Ohio, and Pleasanton, California, as well as for machinery and equipment for its facilities in, McKinney, Texas, San Leandro and Vacaville, California, and Vicksburg, Mississippi. This was offset by the redemptions and maturities of available-for-sale securities of $3.5 and $3.4 million, respectively. The Company expects its total capital spending to be approximately $60.0 million for 2005.

In May 2005, the Company completed the purchase, for $4.1 million, of the facility that it previously leased from a related party in Columbus, Ohio, and has commenced construction on an expansion facility in Columbus adjacent to that property. The cost of the expansion is expected to total $14.6 million. In August 2005, the Company completed the purchase of the property in Pleasanton, California, for $9.3 million, which it plans to use as its administrative offices and its engineering laboratory. The Company anticipates additional expenditures of $2.5 million to $3.0 million to prepare the facility for use. The Company expects to move in to the new building and vacate its leased property in Dublin, California, in mid-2006. The Company has not finalized its plans at this time, but anticipates a one-time charge to income on moving out in 2006 for the fair value of the remaining lease payments at the Dublin property, which it estimates will total approximately $1.8 million. In July 2005, the Company entered into an agreement to purchase a building in Vacaville, California, from a related party for $5.7 million. The building is 125,000 square feet and is currently being leased by the Company’s subsidiary, Simpson Dura-Vent. Subject to satisfactory completion of the Company’s due diligence and other customary conditions, the transaction is expected to close in January 2008. The transaction was unanimously approved by the independent members of the Company’s Board of Directors. In August 2005, the Company entered into an agreement to sell one of its buildings in San Leandro, California, for $4.0 million. If the sale is consummated, the Company expects to realize a gain on the sale of this facility of approximately $1.9 million. The building is approximately 48,000 square feet and is currently being used by the Company’s subsidiary, Simpson Strong-Tie Company Inc., primarily for its engineering laboratory. Subject to the buyers’ completion of their due diligence and satisfaction of other customary conditions, the transaction is expected to close in late 2005. The Company intends to relocate the engineering laboratory to its recently acquired facility in Pleasanton, California.

The Company vacated and has listed its original McKinney, Texas, facility for sale but cannot estimate when it will be sold or the proceeds of such a sale. The Company has performed an analysis of the valuation of this property and does not believe that the asset is impaired at this time, although, conditions may change in the future.

The Company’s financing activities used net cash of $3.5 million. Cash provided by financing activities were primarily from borrowings on the Company’s credit lines of its European subsidiaries of $0.7 million and the issuance of the Company’s stock through its stock option plan of $0.9 million. Uses of cash for financing activities were primarily from the payments of cash dividends totaling $4.8 million in January and April 2005, which were declared in September 2004 and January 2005, respectively. In July 2005, the Company’s Board of Directors declared a cash dividend of $0.05 per share. The record date for the cash dividend is October 6, 2005, and it will be paid on October 26, 2005.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements will be sufficient for the Company’s working capital needs and planned capital expenditures over the next twelve months. Depending on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing.

The Company believes that the effect of inflation on the Company has not been material in recent years, as general inflation rates have remained relatively low. The Company’s main raw material, however, is steel and increases in steel prices may adversely affect the Company’s gross margins if it cannot recover the higher costs through price increases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s short-term investments consisted of debt securities of approximately $9.9 million as of June 30, 2005. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2005, the decline in the fair value of the investments would not have a material effect on the Company’s financial position as of June 30, 2005, or results of operations for the three or six months then ended.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to its operations taken as a whole. The translation adjustment resulted in a reduction in accumulated other comprehensive income of $3.0 million and $5.6 million in the three and six months ended June 30, 2005, respectively, primarily due to the effect of the strengthening of the U.S. dollar in relation to European and Canadian currencies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2005, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2005, the Company made no changes to its internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The resolution of claims and litigation, however, is subject to inherent uncertainty and it is possible that such resolution could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2004, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaces the $50.0 million repurchase authorization from December 2003. The authorization will remain in effect through the end of 2005. There were no purchases by the Company during the second quarter of 2005.

Dividends are determined by the Company’s Board of Directors, based on the Company’s earnings, cash flow, financial condition and other factors deemed relevant by the Board of Directors. In addition, existing loan agreements require the Company to maintain tangible net worth of $250.0 million plus 50% of net profit after taxes for each fiscal year. This requirement may limit the amount that the Company may pay out as dividends on the common stock. As of June 30, 2005, the Company had $174.3 million available for the payment of dividends under these loan agreements.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders (“Annual Meeting”) was held on May 3, 2005. The following three nominees were elected as directors by the votes indicated:

	Total Votes	Total Votes
	for Each	Withheld from	Term
Name	Director	Each Director	Expires*

Earl F. Cheit	43,533,942	1,147,798	2008
Thomas J Fitzmyers	43,759,754	921,986	2008
Barry Lawson Williams	43,810,651	871,089	2008

* The term expires on the date of the Annual Meeting in the year indicated.

The terms as directors of Jennifer A. Chatman, Stephen B. Lamson, Peter N. Louras, Jr., Robin G. MacGillivray, and Barclay Simpson continued after the meeting.

The following proposals were also adopted at the Annual Meeting by the vote indicated:

				Broker
Proposal	For	Against	Abstain	Non-Vote

To amend the Company’s Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance from 80,000,000 shares to 160,000,000 shares	42,039,952	2,606,959	34,829	—

To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for 2005	43,599,137	1,044,547	38,056	—

Item 5. Other Information.

None.

Item 6. Exhibits.

3(i).                Certificate of Amendment of Certificate of Incorporation

10.1.            First Amendment to Purchase and Sale Agreement, dated May 13, 2005, between Las Positas LLC and Simpson Manufacturing Co., Inc.

31.                     Rule 13a-14(a)/15d-14(a) Certifications.

32.                     Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 9, 2005	By	/s/Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
(principal accounting and financial officer)