Form 10-Q
period 2005-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2005-11-08
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2005

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

Yes  ☒   No  ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

        The number of shares of the Registrant’s Common Stock outstanding as of September 30, 2005:  48,164,119

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	September 30,		December 31,
	2005	2004	2004
ASSETS
Current assets
Cash and cash equivalents	$104,360	$62,093	$30,917
Short-term investments	6,303	21,395	17,032
Trade accounts receivable, net	129,590	113,723	89,807
Inventories	174,783	163,860	192,879
Deferred income taxes	10,160	8,325	8,809
Other current assets	3,598	5,400	7,667
Total current assets	428,794	374,796	347,111

Property, plant and equipment, net	151,724	125,881	137,609
Goodwill	42,901	24,451	44,379
Equity method investment	222	—	—
Other noncurrent assets	16,952	7,105	16,038
Total assets	$640,593	$532,233	$545,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and current portion of long-term debt	$545	$551	$579
Trade accounts payable	41,290	44,592	32,031
Accrued liabilities	30,471	28,692	27,780
Income taxes payable	3,313	—	—
Accrued profit sharing trust contributions	6,013	5,193	7,039
Accrued cash profit sharing and commissions	15,449	14,427	8,210
Accrued workers’ compensation	2,724	2,324	2,761
Total current liabilities	99,805	95,779	78,400

Long-term debt, net of current portion	1,874	2,455	2,397
Other long-term liabilities	1,352	1,716	1,415
Total liabilities	103,031	99,950	82,212

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, at par value	482	501	479
Additional paid-in capital	89,383	72,192	79,877
Retained earnings	438,773	412,271	369,154
Accumulated other comprehensive income	8,924	8,020	13,415
Treasury stock	—	(60,701)	—
Total stockholders’ equity	537,562	432,283	462,925
Total liabilities and stockholders’ equity	$640,593	$532,233	$545,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$233,809	$188,560	$642,359	$530,311
Cost of sales	144,126	110,959	399,362	313,681
Gross profit	89,683	77,601	242,997	216,630

Operating expenses (income):
Selling	15,679	14,223	47,057	42,607
General and administrative	27,282	24,723	76,995	70,600
Loss (gain) on sale of assets	(2,027)	59	(2,124)	(103)
	40,934	39,005	121,928	113,104

Income from operations	48,749	38,596	121,069	103,526

Income in equity method investment, before tax	54	—	222	—
Interest income, net	373	150	595	258

Income before income taxes	49,176	38,746	121,886	103,784

Provision for income taxes	17,569	14,562	45,057	39,836

Net income	$31,607	$24,184	$76,829	$63,948

Net income per common share
Basic	$0.66	$0.51	$1.60	$1.33
Diluted	$0.65	$0.50	$1.58	$1.31

Cash dividends declared per common share	$0.05	$0.10	$0.15	$0.20

Number of shares outstanding
Basic	48,091	47,644	48,024	48,116
Diluted	48,658	48,505	48,532	48,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the nine months ended September 30, 2004 and 2005 and three months ended December 31, 2004

(In thousands except per share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income	Stock	Total
Balance, January 1, 2004	48,511	$498	$63,335	$357,916	$7,983	$(29,427)	$400,305
Comprehensive income:
Net income	—	—	—	63,948	—	—	63,948
Other comprehensive income:
Change in net unrealized gains or losses on available- for-sale investments	—	—	—	—	(45)	—	(45)
Translation adjustment	—	—	—	—	82	—	82
Comprehensive income							63,985
Options exercised	303	3	2,952	—	—	—	2,955
Stock compensation expense	—	—	3,423	—	—	—	3,423
Tax benefit of options exercised	—	—	2,045	—	—	—	2,045
Repurchase of common stock	(1,151)	—	—	—	—	(31,274)	(31,274)
Cash dividends declared on Common stock ($0.20 per share)	—	—	—	(9,593)	—	—	(9,593)
Common stock issued at $25.43 per share	17	—	437	—	—	—	437
Balance, September 30, 2004	47,680	501	72,192	412,271	8,020	(60,701)	432,283
Comprehensive income:
Net income	—	—	—	17,560	—	—	17,560
Other comprehensive income:
Change in net unrealized gains or losses on available-for-sale investments	—	—	—	—	(17)	—	(17)
Translation adjustment	—	—	—	—	5,412	—	5,412
Comprehensive income							22,955
Options exercised	90	1	819	—	—	—	820
Stock compensation expense	—	—	1,026	—	—	—	1,026
Tax benefit of options exercised	—	—	841	—	—	—	841
Repurchase of common stock	—	—	—	—	—	—
Retirement of treasury stock	—	(24)	—	(60,677)	—	60,701	—
Common stock issued $31.40 per share for acquisition	159	1	4,999	—	—	—	5,000
Balance, December 31, 2004	47,929	479	79,877	369,154	13,415	—	462,925
Comprehensive income:
Net income	—	—	—	76,829	—	—	76,829
Other comprehensive income:
Change in net unrealized gains or losses on available-for-sale investments	—	—	—	—	46	—	46
Translation adjustment	—	—	—	—	(4,537)	—	(4,537)
Comprehensive income							72,338
Options exercised	214	3	2,409	—	—	—	2,412
Stock compensation expense	—	—	4,414	—	—	—	4,414
Tax benefit of options exercised	—	—	1,976	—	—	—	1,976
Cash dividends declared on Common stock ($0.15 per share)	—	—	—	(7,210)	—	—	(7,210)
Common stock issued at $34.30 per share	21	—	707	—	—	—	707
Balance, September 30, 2005	48,164	$482	$89,383	$438,773	$8,924	$—	$537,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$76,829	$63,948
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of assets	(2,124)	(103)
Depreciation and amortization	17,850	14,693
Deferred income taxes	(3,794)	(1,278)
Noncash compensation related to stock plans	4,798	4,139
Income in equity method investment	(222)	—
Tax benefit of options exercised	1,976	2,045
Provision for obsolete inventory	808	(321)
Provision for doubtful accounts	(143)	(3)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(41,221)	(47,602)
Inventories	15,697	(57,273)
Trade accounts payable	7,340	19,191
Income taxes payable	8,493	(377)
Accrued profit sharing trust contributions	(1,006)	(829)
Accrued cash profit sharing and commissions	7,250	6,970
Other current assets	(667)	(1,432)
Accrued liabilities	4,015	8,584
Other long-term liabilities	(97)	1,214
Accrued workers’ compensation	(36)	(100)
Other noncurrent assets	(245)	(323)
Net cash provided by operating activities	95,501	11,143

Cash flows from investing activities
Capital expenditures	(31,074)	(30,946)
Asset acquisitions, net of cash acquired	—	(582)
Proceeds from sale of capital assets	4,025	188
Purchases of available-for-sale investments	—	(41,397)
Maturities of available-for-sale investments	7,000	5,700
Sales of available-for-sale investments	3,500	58,995
Net cash used in investing activities	(16,549)	(8,042)

Cash flows from financing activities
Line of credit borrowings	724	1,913
Repayment of debt and line of credit borrowings	(1,047)	(5,112)
Repurchase of common stock	—	(31,274)
Issuance of Company’s common stock	2,412	2,955
Dividends paid	(7,198)	(4,810)
Net cash used in financing activities	(5,109)	(36,328)

Effect of exchange rate changes on cash	(400)	184

Net increase (decrease) in cash and cash equivalents	73,443	(33,043)
Cash and cash equivalents at beginning of period	30,917	95,136
Cash and cash equivalents at end of period	$104,360	$62,093

Noncash capital expenditures	$2,376	$2,463
Dividends declared but not paid	$2,410	$4,783
Issuance of Company’s common stock for compensation	$707	$437

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.             Basis of Presentation

Except where otherwise indicated, dollar amounts and balances in the consolidated financial statements and the notes thereto are in thousands, except per share amounts.

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

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$31,607	48,091	$0.66	$24,184	47,644	$0.51

Effect of Dilutive Securities
Stock options	—	567	(0.01)	—	861	(0.01)

Diluted EPS
Income available to common stockholders	$31,607	48,658	$0.65	$24,184	48,505	$0.50

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$76,829	48,024	$1.60	$63,948	48,116	$1.33

Effect of Dilutive Securities
Stock options	—	508	(0.02)	—	838	(0.02)

Diluted EPS
Income available to common stockholders	$76,829	48,532	$1.58	$63,948	48,954	$1.31

For the three and nine months ended September 30, 2005, 125 thousand and 111 thousand shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Accounting for Stock-Based Compensation

The Company maintains two stock option plans under which the Company may grant incentive stock options and non-qualified stock options to employees, consultants and directors. Stock options have been granted with exercise prices at or above the fair market value on the date of grant. Options vest and expire according to terms established at the grant date.

As of January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and SFAS No. 123, “Accounting for Stock Based Compensation,” and used the prospective method of applying SFAS No. 123 for the transition. For stock options granted prior to January 1, 2003, the Company will continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equaled or exceeded the market price on the date of grant for options issued by the Company, no compensation expense has been recognized for stock options granted prior to January 1, 2003. For the three months ended September 30, 2005 and 2004, the Company has recognized after-tax stock option expense of approximately $0.9 million and $0.7 million, respectively. For the nine months ended September 30, 2005 and 2004, the Company has recognized after-tax stock option expense of approximately $2.8 million and $2.1 million, respectively. These amounts are included in general and administrative expenses.

Had compensation cost for the Company’s stock options for all grants been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$31,607	$24,184	$76,829	$63,948
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	903	652	2,781	2,109
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, including those granted prior to January 1, 2003, net of related tax effects	910	664	2,803	2,146
Net income, pro forma	$31,600	$24,172	$76,807	$63,911

Earnings per share
Basic, as reported	$0.66	$0.51	$1.60	$1.33
Basic, pro forma	0.66	0.51	1.60	1.33

Diluted, as reported	0.65	0.50	1.58	1.31
Diluted, pro forma	0.65	0.50	1.58	1.31

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

Under the 1994 Stock Option plan, the Company allows for full vesting upon retirement if the employee becomes “retirement eligible” by reaching age sixty. Currently, stock-based employee compensation expense is recorded over the nominal vesting period and if a retirement eligible employee retires before the end of the vesting period, the Company records any unrecognized compensation cost at the date of retirement (the “nominal vesting period approach”). The nominal vesting period is four years of service subsequent to the grant date. The “non-substantive vesting period approach” specifies that awards, in substance, become vested when the employee’s retention of the award is no longer contingent on providing service. Under this approach, the unrecorded compensation cost is expensed when that condition is met even if the employee continues providing service to the Company. This would be the case for existing grants when an employee becomes retirement eligible as well as when a retirement eligible employee is granted an award. Upon adoption of SFAS No. 123R in the first quarter of 2006, the Company will adopt the non-substantive vesting period approach for new grants that have retirement eligibility provisions. The after-tax effect on net income of applying the nominal vesting period approach versus the non-substantive vesting period approach is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Stock-based compensation expense:
Nominal vesting period approach	$903	$652	$2,781	$2,109
Non-substantive vesting period approach	815	644	2,935	2,538
Effect on net income	$88	$8	$(154)	$(429)

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion 20 and FASB Statement No. 3.” This Statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. In the absence of explicit transition requirements specific to the newly adopted accounting principle, it establishes, unless not practicable, retrospective application as the required method for reporting a change in accounting principle. Management has not determined the effect, if any, of SFAS No. 154 on the Company’s financial statements for its fiscal year ending December 31, 2006.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2005 presentation with no effect on net income or retained earnings as previously reported. These reclassifications were primarily in relation to the presentation of deferred taxes and non-cash adjustments to reconcile net income to net cash in the statement of cash flows.

2.             Trade Accounts Receivable, net

Trade accounts receivable consist of the following:

	At September 30,		At December 31,
	2005	2004	2004
Trade accounts receivable	$133,799	$116,834	$93,515
Allowance for doubtful accounts	(2,196)	(1,853)	(2,397)
Allowance for sales discounts and returns	(2,013)	(1,258)	(1,311)
	$129,590	$113,723	$89,807

3.             Inventories

The components of inventories consist of the following:

	At September 30,		At December 31,
	2005	2004	2004
Raw materials	$63,740	$76,002	$91,910
In-process products	25,221	18,882	22,235
Finished products	85,822	68,976	78,734
	$174,783	$163,860	$192,879

4.             Property, Plant and Equipment, net

Property, plant and equipment, net, consists of the following:

	At September 30,		At December 31,
	2005	2004	2004
Land	$18,451	$13,858	$13,871
Buildings and site improvements	88,045	65,498	67,215
Leasehold improvements	5,921	5,735	6,838
Machinery and equipment	159,819	134,797	147,442
	272,236	219,888	235,366
Less accumulated depreciation and amortization	(134,323)	(118,457)	(121,610)
	137,913	101,431	113,756
Capital projects in progress	13,811	24,450	23,853
	$151,724	$125,881	$137,609

5.             Investments

Equity Method Investment

The Company has a 35% equity interest in Keymark Enterprises, LLC (“Keymark”), for which it accounts using the equity method. Keymark develops software that assists in the design and engineering of residential structures. The Company’s relationship with Keymark includes the specification of its products in the Keymark software. The Company has no obligation to make any additional future capital contributions, nor does it intend to provide additional funding, to Keymark. In 2001, after several quarters of losses, the Company concluded that the carrying value of its investment in Keymark exceeded its fair value and therefore wrote down the value of its investment to zero. After three consecutive quarters of profitability in 2004, however, the Company began recording its share of Keymark’s 2005 profits, and as of September 30, 2005, the carrying value of this investment was $222 thousand.

Available-for-Sale Investments

The Company’s investments in debt securities are classified as either cash and cash equivalents or available-for-sale investments. As of September 30, 2005 and 2004, and December 31, 2004, the Company’s investments were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At September 30, 2005
Debt investments
Municipal bonds	$6,315	$—	$12	$6,303

At September 30, 2004
Debt investments
Municipal bonds	$21,436	$3	$44	$21,395

At December 31, 2004
Debt investments
Municipal bonds	$17,090	$—	$58	$17,032

The debt securities were classified as short-term investments as of September 30, 2005 and 2004, and December 31, 2004.

As of September 30, 2005, contractual maturities of the Company’s available-for-sale investments were as follows:

		Estimated
	Amortized	Fair
	Cost	Value

Amounts maturing in less than 1 year	$6,315	$6,303

6.             Debt

Outstanding debt at September 30, 2005 and 2004, and December 31, 2004, and the available credit at September 30, 2005, consisted of the following:

	Available	Debt Outstanding
	Credit at September 30,	at September 30,		at December 31,
	2005	2005	2004	2004
Revolving line of credit, interest at bank’s reference rate less 0.50% (at September 30, 2005, the bank’s reference rate less 0.50% was 6.25%), expires November 2006	$13,800	$—	$—	$—

Revolving term commitment, interest at bank’s prime rate less 0.50% (at September 30, 2005, the bank’s prime rate less 0.50% was 6.25%), expires June 2006	9,200	—	—	—

Revolving line of credit, interest at the bank’s base rate plus 2% (at September 30, 2005, the bank’s base rate plus 2% was 6.75%), expires September 2006	1,220	—	—	—

Revolving lines of credit, interest rates between 2.8665% and 4.50%, expirations through August 2006	5,088	—	—	—

Term loan, interest at LIBOR plus 1.375% (at September 30, 2005, LIBOR plus 1.375% was 5.065%), matures June 2008	—	900	1,200	1,050

Term loans, interest rates between 2.94% and 5.60%, expirations between 2005 and 2018	—	1,519	1,806	1,926
	29,308	2,419	3,006	2,976
Less line of credit and current portion of long-term debt		(545)	(551)	(579)
Long-term debt, net of current portion		$1,874	$2,455	$2,397
Available credit	$29,308

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

In May 2005, the Company completed the purchase, for approximately $4.1 million, of the facility that it previously rented from a related party in Columbus, Ohio, and is expanding this facility on land adjacent to that property. The transaction was unanimously approved by the independent members of the Company’s Board of Directors. The expansion is expected to be completed in April 2006 at a cost of $14.6 million.

In July 2005, the Company entered into an agreement to purchase a building in Vacaville, California, from a related party for $5.7 million. The building is 125 thousand square feet and is currently being leased by the Company’s subsidiary, Simpson Dura-Vent. The Company has completed its due diligence and with the satisfaction of other customary conditions, the transaction is expected to close in January 2008. The transaction was unanimously approved by the independent members of the Company’s Board of Directors.

In August 2005, the Company completed the purchase of property in Pleasanton, California, for $9.3 million, which it plans to use as its administrative offices and its engineering laboratory. The Company anticipates additional expenditures of $6.5 million to $7.0 million to prepare the facility for use.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Sales
Connector products	$209,453	$167,675	$582,194	$472,329
Venting products	24,356	20,885	60,165	57,982
Total	$233,809	$188,560	$642,359	$530,311

Income from Operations
Connector products	$45,839	$35,571	$117,891	$97,384
Venting products	2,705	3,206	3,984	6,809
Administrative and all other	205	(181)	(806)	(667)
Total	$48,749	$38,596	$121,069	$103,526

		At September 30,		At December 31,
		2005	2004	2004
Total Assets
Connector products		$458,684	$380,948	$427,418
Venting products		66,506	58,019	56,188
Administrative and all other		115,403	93,266	61,531
Total		$640,593	$532,233	$545,137

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of the segment entitled “Administrative and all other.” Cash and cash equivalent and short-term investment balances in the “Administrative and all other” segment were approximately $103.1 million, $79.9 million, and $47.0 million, as of September 30, 2005 and 2004, and December 31, 2004, respectively.

9.             Subsequent Events

In October 2005, the Company received notification and payment of a refund, with interest, totaling $0.7 million for state taxes paid related to the 1998 and 1999 tax years. The refund and interest will be recorded in the fourth quarter of 2005.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and nine months ended September 30, 2005 and 2004. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended September 30, 2005, Compared

with the Three Months Ended September 30, 2004

Net sales increased 24.0% to $233.8 million in the third quarter of 2005 as compared to net sales of $188.6 million for the third quarter of 2004. Net income increased 30.7% to $31.6 million for the third quarter of 2005 as compared to net income of $24.2 million for the third quarter of 2004. Diluted net income per common share was $0.65 for the third quarter of 2005 as compared to $0.50 for the third quarter of 2004. Included in the third quarter 2005 results is a gain of $2.0 million resulting from the sale, for $4.0 million, of the Company’s engineering laboratory in San Leandro, California. The laboratory is being relocated later this year to the property in Pleasanton, California, that the Company purchased in May of this year.

In the third quarter of 2005, sales growth occurred throughout North America and continental Europe. Sales were down slightly in the UK. The growth in the United States was strongest in the southern, western (excluding California) and northeastern regions. Simpson Strong-Tie’s third quarter sales increased 24.9% over the same quarter last year, while Simpson Dura-Vent’s sales increased 16.6%. Dealer distributors, lumber dealers and contractor distributors were the fastest growing Simpson Strong-Tie sales channels. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Sales of the Quik Drive product line, acquired in the fourth quarter of 2004, contributed significantly to the increase. Seismic and high wind products and engineered wood products had the highest percentage growth rates in sales. Anchor systems sales showed solid growth during the third quarter of 2005 compared to the third quarter in 2004. Sales of Simpson Strong-Tie’s Strong-Wall product line, which were substantial in California, increased as compared to the third quarter of 2004. Sales of Simpson Dura-Vent’s pellet vent and chimney product lines increased significantly in the third quarter of 2005. Sales of direct-vent products, designed for use with natural gas burning appliances, decreased compared to the third quarter of 2004, and sales of gas vent products were flat.

Income from operations increased 26.3% from $38.6 million in the third quarter of 2004 to $48.7 million in the third quarter of 2005, while gross margins decreased from 41.2% in the third quarter of 2004 to 38.4% in the third quarter of 2005. This decrease in gross margins was primarily due to increased material costs, mainly steel, which increased at a faster rate than the sales price increases that the Company put in place during 2004 and early 2005. The material cost increase was partially offset by improved absorption of the Company’s fixed overhead costs, primarily due to the increased sales volume. The Company’s raw material inventory continued to decrease, by 30.6% from balances as of December 31, 2004, while its in-process and finished goods inventory increased by 10.0% over the same period. As a result of high raw material and energy prices and increased demand in the aftermath of hurricane Katrina, the Company believes that steel prices are likely to increase in the near term and has increased its purchasing effort since the end of the third quarter. If steel prices do increase and the Company is not able to increase its prices, the Company’s margins could deteriorate.

Selling expenses increased 10.2% from $14.2 million in the third quarter of 2004 to $15.7 million in the third quarter of 2005. The increase was driven primarily by a $0.5 million increase in costs associated with the addition of sales and marketing personnel, including those associated with the acquisition of the assets of Quik Drive, U.S.A., Inc. and Quik Drive Canada, Inc. and 100% of the equity of Quik Drive Australia Pty. Limited (collectively “Quik Drive”) and a $0.3 million increase in commissions paid to sales agents as a result of the increase in Simpson Dura-Vent’s third quarter sales. General and administrative expenses increased 10.3% from $24.7 million in the third quarter of 2004 to $27.3 million in the third quarter of 2005. The increase was primarily due to an increase in cash profit sharing of $1.2 million, as a result of increased operating profit, and a reserve in the amount of $0.5 million related to a potential European tax liability. In addition, amortization of intangible assets increased by $0.4 million, and costs associated with the addition of administrative personnel increased by $0.2 million. The increases in amortization and personnel costs were primarily associated with the Quik Drive acquisition. In addition, stock compensation costs were higher by $0.2 million. Partially offsetting the increases was a decrease in legal expenses of $0.4 million. The tax rate was 35.7% in the third quarter of 2005, down from 37.6% in the third quarter of 2004. The decrease was primarily due to lower taxable income as a result of the manufacturing deduction for qualified production activity income under the American Jobs Creation Act of 2004. In October 2005, the Company received a refund, with interest, totaling $0.7 million for state taxes paid related to the 1998 and 1999 tax years. The refund and interest will be recorded in the fourth quarter of 2005.

Results of Operations for the Nine Months Ended September 30, 2005, Compared

with the Nine Months Ended September 30, 2004

Net sales increased 21.1% to $642.4 million in the first nine months of 2005 as compared to net sales of $530.3 million for the first nine months of 2004. Net income increased 20.1% to $76.8 million for the first nine months of 2005 as compared to net income of $63.9 million for the first nine months of 2004. Diluted net income per common share was $1.58 for the first nine months of 2005 as compared to $1.31 for the first nine months of 2004.

In the first nine months of 2005, sales growth occurred throughout North America and continental Europe. Sales in the UK were flat. The growth in the United States was strongest in the southern and western regions, excluding California. Sales in California continued to increase relative to the first quarter of 2005 when heavy rains, particularly in southern California, slowed construction activity. Simpson Strong-Tie’s year-to-date sales for 2005 increased 23.3% over the same period last year, while Simpson Dura-Vent’s sales increased 3.8%. Lumber dealers were the fastest growing Simpson Strong-Tie sales channel. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Sales of Quik Drive products contributed significantly to the increase. Seismic and high wind products, engineered wood products and anchor systems had the highest percentage growth rates in sales. Sales of Simpson Strong-Tie’s Strong-Wall product line, which were substantial in California, decreased from the first nine months of 2004 primarily due to the slow sales in the first quarter of 2005. Sales of Simpson Dura-Vent’s pellet vent and chimney products increased in the first nine months of 2005, primarily due to their performance in the third quarter. Sales of direct-vent products decreased compared to the third quarter of 2004 while sales of its gas vent products decreased slightly.

Income from operations increased 16.9% from $103.5 million in the first nine months of 2004 to $121.1 million in the first nine months of 2005 while gross margins decreased from 40.8% in the first nine months of 2004 to 37.8% in the first nine months of 2005. This decrease was primarily due to increased material costs, mainly steel, which increased at a faster rate than the sales price increases that the Company put in place during 2004 and early 2005. The material cost increase was offset slightly by improved absorption of the Company’s fixed overhead costs, primarily due to the increased sales volume.

Selling expenses increased 10.4% from $42.6 million in the first nine months of 2004 to $47.1 million in the first nine months of 2005, primarily due to increased costs associated with the addition of sales and marketing personnel of $2.6 million, including those associated with the acquisition of Quik Drive. General and administrative expenses increased 9.1% from $70.6 million in the first nine months of 2004 to $77.0 million in the first nine months of 2005. The increase was primarily due to increased costs associated with the addition of administrative personnel of $1.6 million and an increase in amortization of intangible assets of $1.3 million. The increases in personnel costs and amortization were primarily associated with the Quik Drive acquisition. In addition, cash profit sharing increased by $1.5 million, as a result of increased operating profit, and stock compensation costs increased by $0.7 million. The tax rate was 37.0% in the first nine months of 2005, down from 38.4% in the first nine months of 2004. The decrease was primarily due to lower taxable income as a result of the manufacturing deduction for qualified production activity income under the American Jobs Creation Act of 2004.

Liquidity and Sources of Capital

As of September 30, 2005, working capital was $328.9 million as compared to $279.0 million at September 30, 2004, and $268.7 million at December 31, 2004. The increase in working capital from December 31, 2004, was primarily due to an increase in cash and cash equivalents of $73.4 million from December 31, 2004. In addition, the Company’s trade accounts receivable increased by $39.8 million. Net accounts receivable increased 44.3% from December 31, 2004, primarily due to the increase in sales. Offsetting this increase in working capital were decreases in inventories and short-term investments of $18.1 million and $10.7 million, respectively, and increases in net trade accounts payable of $9.3 million and accrued cash profit sharing and commissions, primarily as a result of higher operating income, of $7.2 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $76.8 million and noncash expenses, primarily depreciation, amortization, and stock-based compensation charges, totaling approximately $22.6 million, resulted in net cash provided by operating activities of $95.5 million. As of September 30, 2005, the Company had unused credit facilities available of $29.3 million.

The Company used $16.5 million in its investing activities. Approximately $31.1 million was used for capital expenditures, primarily for facilities in Columbus, Ohio, and Pleasanton, California, as well as for machinery and equipment for its facilities in McKinney, Texas, San Leandro and Vacaville, California, and Vicksburg, Mississippi. This was offset by the maturities and redemptions of available-for-sale securities of $7.0 and $3.5 million, respectively. The Company expects its total capital spending to be approximately $47.0 million for 2005.

In May 2005, the Company completed the purchase, for $4.1 million, of the facility that it previously leased from a related party in Columbus, Ohio, and is expanding this facility on land adjacent to that property. The transaction was unanimously approved by the independent members of the Company’s Board of Directors. The expansion is expected to be completed in April 2006 at a cost of $14.6 million. In August 2005, the Company completed the purchase of the property in Pleasanton, California, for $9.3 million, which it plans to use as its administrative offices and its engineering laboratory. The Company anticipates additional expenditures of $6.5 million to $7.0 million to prepare the facility for use. The Company plans to move its administrative offices into the new building and vacate its leased property in Dublin, California, in mid-2006. The Company has not finalized its plans at this time, but anticipates a one-time charge to income in 2006 for the fair value of the remaining lease payments at the Dublin property, which it estimates will total approximately $1.8 million. In July 2005, the Company entered into an agreement to purchase a building in Vacaville, California, from a related party for $5.7 million. The building is 125 thousand square feet and is currently being leased by the Company’s subsidiary, Simpson Dura-Vent. The Company has completed its due diligence and with the satisfaction of other customary conditions, the transaction is expected to close in January 2008. The transaction was unanimously approved by the independent members of the Company’s Board of Directors. In September 2005, the Company sold one of its buildings in San Leandro, California, for $4.0 million and realized a gain of $2.0 million. The Company’s subsidiary, Simpson Strong-Tie Company Inc., is currently renting the building from the buyers and using it primarily as its engineering laboratory until the new facility in Pleasanton, California, is ready for occupancy, anticipated to be late 2005.

The Company vacated and has listed its original McKinney, Texas, facility for sale but cannot estimate when it will be sold or the proceeds of such a sale. The Company has performed an analysis of the valuation of this property and does not believe that the asset is impaired at this time, although conditions may change in the future.

The Company’s financing activities used net cash of $5.1 million. Uses of cash for financing activities were primarily from the payments of cash dividends totaling $7.2 million in January, April and July 2005, which were declared in September 2004 and January and May 2005, respectively. Cash provided by financing activities was primarily from borrowings on the Company’s credit lines of its European subsidiaries of $0.7 million and the issuance of the Company’s stock through its stock option plan of $2.4 million.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements will be sufficient for the Company’s working capital needs and planned capital expenditures over the next twelve months. Depending on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing.

There have been no other material changes to the contractual obligation table represented in Item 7 of the Company’s 2004 Annual Report which provides information concerning the Company’s commitments and obligations at December 31, 2004.

The Company believes that the effect of inflation on the Company has not been material in recent years, as general inflation rates have remained relatively low. The Company’s main raw material, however, is steel, and increases in steel prices may adversely affect the Company’s gross margins if it cannot recover the higher costs through price increases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s short-term investments consisted of debt securities of approximately $6.3 million as of September 30, 2005. These securities, like all fixed income instruments, are subject to interest rate risk and will vary in value as market interest rates fluctuate. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2005, the decline in the fair value of the investments would not have a material effect on the Company’s financial position as of September 30, 2005, or results of operations for the three or nine months then ended.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to its operations taken as a whole. The translation adjustment resulted in an increase in accumulated other comprehensive income of $1.1 million for the three months ended September 30, 2005, and a reduction in accumulated other comprehensive income of $4.5 million for the nine months ended September 30, 2005, primarily due to the effect of the strengthening of the U.S. dollar in relation to European and Canadian currencies during the first six months of 2005 and a weakening of the U.S. dollar versus the Canadian dollar in the third quarter of 2005.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2005, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2005, the Company made no changes to its internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2004, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaces the $50.0 million repurchase authorization from December 2003. The authorization will remain in effect through the end of 2005. There were no purchases by the Company during the third quarter of 2005.

Dividends are determined by the Company’s Board of Directors, based on the Company’s earnings, cash flow, financial condition and other factors deemed relevant by the Board of Directors. In addition, existing loan agreements require the Company to maintain tangible net worth of $250.0 million plus 50% of net profit after taxes for each fiscal year. This requirement may limit the amount that the Company may pay out as dividends on the common stock. As of September 30, 2005, the Company had $193.4 million available for the payment of dividends under these loan agreements.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 8, 2005	By	/s/Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
(principal accounting and financial officer)