Form 10-K
period 2005-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2006-03-03
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2005

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes                            ☒                                    No                                ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes                            ☐                                    No                                ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                            ☒                                    No                                ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                            ☒                                    Accelerated filer     ☐     Non-accelerated filer                                                                                                 ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                            ☐                                    No                                ☒

As of June 30, 2005, there were outstanding 48,018,254 shares of the registrant’s common stock, par value $0.01, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2005) was approximately $1,113,370,982. As of February 23, 2006, 48,380,532 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 14, 2006, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

This document contains forward-looking statements, based on numerous assumptions and subject to risks and uncertainties. Although the Company believes that the forward-looking statements are reasonable, it does not and cannot give any assurance that its beliefs and expectations will prove to be correct. Many factors could significantly affect the Company’s operations and cause the Company’s actual results to be substantially different from the Company’s expectations. Those factors include, but are not limited to: (i) general economic and construction business conditions; (ii) customer acceptance of the Company’s products; (iii) relationships with key customers; (iv) materials and manufacturing costs; (v) the financial condition of customers, competitors and suppliers; (vi) technological developments; (vii) increased competition; (viii) changes in capital markets; (ix) governmental and business conditions in countries where the Company’s products are manufactured and sold; (x) changes in trade regulations; (xi) the effect of acquisition activity; (xii) changes in the Company’s plans, strategies, objectives, expectations or intentions; and (xiii) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission. Actual results might differ materially from results suggested by any forward-looking statements in this report. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise. See “Item 1A – Risk Factors.”

PART I

Item 1. Business.

Background

Simpson Manufacturing Co., Inc. (the “Company”), through its subsidiary, Simpson Strong-Tie Company Inc. (“Simpson Strong-Tie” or “SST”), designs, engineers and is a leading manufacturer of wood-to-wood, wood-to-concrete, wood-to-masonry connectors, screw fastening systems and collated screws, and pre-fabricated shearwalls. SST also offers a full line of adhesives, mechanical anchors and powder actuated tools for concrete, masonry and steel. The Company’s subsidiary, Simpson Dura-Vent Company, Inc. (“Simpson Dura-Vent” or “SDV”), designs, engineers and manufactures venting systems for gas, wood, oil, pellet and other alternative fuel burning appliances. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself (“DIY”) markets. The Company believes that SST benefits from strong brand name recognition among architects and engineers who frequently specify in building plans the use of SST products, and that SDV benefits from strong brand name recognition among contractors, dealers, distributors and SDV’s relationships with original equipment manufacturers (“OEMs”) to which SDV markets its products. The Company has continuously manufactured structural connectors since 1956. See Note 14 to the Company’s Consolidated Financial Statements for information regarding the net sales, income from operations, depreciation and amortization, capital expenditures and acquisitions and total assets for the Company’s two operating segments. See “Item 1A – Risk Factors.”

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

Natural disasters throughout the world have focused attention on safety concerns relating to the structural integrity of homes and other buildings. The 1995 earthquake in Kobe, Japan, the 1994 earthquake in Northridge, California, the 1989 Loma Prieta earthquake in Northern California, Hurricanes Hugo in 1989 and Andrew in 1992 and a series of hurricanes in 2004 and 2005 in the Southeastern United States, and other less cataclysmic natural disasters, damaged and destroyed innumerable homes and other buildings, resulting in heightened consciousness of the fragility of some of those structures.

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

The requirements of the Endangered Species Act, the Federal Lands Policy Management Act and the National Forest Management Act have reduced the amount of timber available for harvest from public lands. Over the past several years, this and other factors have led to the increased use of engineered wood products. Engineered wood products, which substitute for strong, clear-grained lumber historically obtained from logging older, large-diameter trees, have been developed to conserve lumber. Engineered wood products frequently require specialized connectors and fasteners. Sales of Simpson Strong-Tie’s engineered wood connector and fastener products have increased significantly over the past several years.

Concerns about energy conservation and air quality have led to increasing recognition of the advantages of natural gas as a heating fuel, including its clean burning characteristics. Use of natural gas for home heating has been increasing in the United States over a number of years though recently higher costs for natural gas have led to increased use of alternative fuels. Simpson Dura-Vent markets a line of products designed to vent natural gas burning appliances.

The Company continues to develop its distribution through home centers throughout the United States. The Company’s sales to home centers increased in 2004 and 2005. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OEM Relationships. The Company works closely with manufacturers of engineered wood products and OEMs in developing and expanding the application and sales of Simpson Strong-Tie’s engineered wood connector and fastener products and Simpson Dura-Vent’s gas, wood and pellet stove venting products. SST has relationships with several of the largest manufacturers of engineered wood products, and SDV has OEM relationships with major fireplace and stove manufacturers.

While the Company is expanding its established facilities outside of California to increase its presence and sales in these markets, sales of some products may relate primarily to certain regions. For example, sales of SST’s line of shearwalls, which was expanded recently with the introduction of a steel wall, are concentrated in the western region of the United States since their use is primarily intended to resist the effects of seismic forces. Since 1993, the Company has established operations in the United Kingdom, opened warehouse and distribution facilities in western Canada and the midwestern and northeastern United States, purchased anchor products manufacturers in Illinois and eastern Canada and connector product manufacturers in France, Denmark, Germany and western Canada and acquired the assets of a leading manufacturer and distributor of screw fastening systems and collated screws with manufacturing and distribution operations in Tennessee and distribution in Canada, Australia and New Zealand. The European investments are intended to establish a presence in the European Community through companies with existing customer bases and through servicing U.S.-based customers operating there. The Company also distributes connector and epoxy products in Chile, Mexico, Japan, Australia, China and New Zealand. The Company intends to continue to pursue and expand operations both inside and outside of the United States (see Note 14 to the Company’s Consolidated Financial Statements).

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

The Company’s long-term strategy is to develop, acquire or invest in product lines or businesses that (a) complement the Company’s existing product lines, (b) can be marketed through its existing distribution channels, (c) might benefit from use of the Simpson Strong-Tie and Simpson Dura-Vent brand names and expertise, (d) are responsive to needs of the Company’s customers and (e) expand its markets geographically.

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

Products

Simpson Strong-Tie is a recognized brand name in the markets it serves. SST manufactures and markets products that strengthen the three types of connections typically found in residential and commercial construction:  wood-to-wood, wood-to-concrete and wood-to-masonry. The Company’s connector products, including its pre-fabricated shearwalls, are installed on the continuous load path from the foundation to the roof system. SST also markets specialty screws and nails for proper installation of certain of its connector products. These products have seismic, retrofit and remodeling applications for both new construction and DIY markets. Through its Anchor Systems product line, SST also offers a full line of adhesives, mechanical anchors and powder actuated tools for numerous anchoring applications in concrete, masonry and steel. With the addition of the Quik Drive product line in 2004, SST also offers screw fastening systems and collated screws for various construction applications.

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

New Product Development

Simpson Strong-Tie commits substantial resources to engineering and new product development. The majority of its products have been developed through SST’s internal research and development program. SST typically develops 10 to 20 new products each year. SST’s research and development expense for the three years ended December 31, 2005, 2004 and 2003, was $4,302,000, $3,966,000 and $3,599,000, respectively. In late 2002, SST completed construction of its advanced testing facility in Stockton, California, which tests multi-story wall systems. As part of the new product development process, SST engineers, in cooperation with sales and marketing staff, meet regularly with architects, engineers, building inspectors, code officials and customers. Each year, several new products derived from existing product lines are developed. Recently, SST developed and introduced a line of pre-fabricated steel shearwall products primarily for the new construction market and a new line of collated fasteners and fastener tools. SST also has expanded its line of chemical and mechanical anchor products and powder actuated tools. In addition, SST is increasing its product development efforts to serve both the cold-formed steel and insulated concrete form markets. Existing distribution channels have been receptive to these product line extensions, thereby enhancing SST’s ability to enter new markets.

Sales and Marketing

Simpson Strong-Tie’s sales and marketing programs are implemented through SST’s branch system. SST currently maintains branches in Northern and Southern California, Texas, Ohio, Canada, England, France and Denmark. Each branch is served by its own sales force, as well as manufacturing, warehouse and office facilities. Each branch is responsible for a broad geographic area. Branch managers have significant autonomy in managing their operations. Each is responsible for setting and executing sales and marketing strategies that are consistent with the markets that the branch serves and the goals of the Company. Each domestic branch is an independent profit center with cash profit sharing bonus and stock option programs based on its own performance. At the same time, the domestic branches closely integrate their manufacturing activities to enhance product availability. Branch sales forces in the U.S. are supported by marketing managers in the home office in Dublin, California. The home office also functions to coordinate issues affecting customers that operate in multiple regions. The sales force maintains close working relationships with customers, develops new business, calls on architects, engineers and building officials and participates in a range of educational seminars.

Simpson Strong-Tie sells its products through an extensive distribution system comprising dealer distributors supplying thousands of retail locations nationwide, contractor distributors, home centers, lumber dealers, manufacturers of engineered wood products, and specialized contractors such as roof framers. In recent years, sales to home centers have been one of the Company’s fastest growing distribution channels. A large part of that growth was sales to The Home Depot, which exceeded 10% of the Company’s consolidated net sales in each of the last three years (see Note 14 to the Company’s Consolidated Financial Statements and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Consolidation of retailers and distributors has occurred over time. While the consolidation of these large retailers and distributors provides the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential volume loss. The loss of any of the larger home centers and distributors as customers would have a material adverse effect on SST until either such customers are replaced or SST makes the necessary adjustments (if possible) to compensate for the loss of business. SST’s DIY and dealer products are used to build projects such as decks, patio covers and garage and organization systems.

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

Based on its communications with customers, Simpson Strong-Tie believes that its products are important to its customers’ businesses, and it is SST’s policy to ship products within a few days of receiving the order. Many of SST’s customers serve contractors that require rapid delivery of needed products. Home centers and dealers also require superior service, because of fluctuating demand and to serve the needs of a broad base of customers. To satisfy these requirements, SST maintains high inventory levels, has redundant manufacturing capability and some multiple dies to produce the same parts. SST also maintains information systems that provide sales and inventory control and forecasting capabilities throughout its network of factories and warehouses. SST also has special programs for contractors intended to ensure the prompt manufacture and delivery of custom products.

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

The clean burning characteristics of natural gas have gained public recognition, resulting in increased market share for gas appliances in the new construction and the appliance replacement markets. As a result, Simpson Dura-Vent has developed venting systems, such as Direct-Vent, to address changes in appliance technology. Fluctuations in natural gas prices, however, affect demand for gas appliances. Historically during periods of high oil and natural gas prices and energy shortages, sales of wood and pellet burning stoves, considered alternative energy sources, have increased, while sales of gas burning appliances have tended to decline.

Simpson Dura-Vent’s objective is to expand market share in all of its distribution channels, by entering expanding markets that address energy and environmental concerns. SDV’s strategy is to capitalize on its strengths in new product development and its established distribution network and to continue its commitment to high quality and service. SDV operates manufacturing and warehouse facilities in California, Mississippi, and Ontario, Canada.

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

Consumer concerns over the rising costs of natural gas and home heating oil in 2003, 2004 and 2005 increased demand for alternative fuel appliances. This has resulted in increased demand for SDV’s all-fuel chimney and pellet vent products. The gas fireplace market has evolved into two basic types of fireplace: top-vent fireplaces that are vented with the standard Type B Gas Vent and direct-vent fireplaces that use a special double-wall venting system. SDV’s direct-vent system is designed not only to exhaust the flue products, but also to draw in outside air for combustion, an important feature in modern energy-efficient home construction. The direct-vent gas fireplace systems provide ease of installation, permitting horizontal through-the-wall venting or standard vertical through-the-roof venting. SDV has established relationships with several large manufacturers of gas stoves and gas fireplaces to supply direct-vent venting products. In 1996, SDV expanded its direct-vent product line to include both co-axial and co-linear direct vent systems for venting gas stoves and gas inserts into existing masonry chimneys or existing factory-built metal chimneys.

New Product Development

Simpson Dura-Vent has gained industry recognition by offering innovative new products that meet changing needs of customers. SDV representatives serve on industry committees concerned with issues such as new appliance standards and government regulations. SDV’s research and development expense for the three years ended December 31, 2005, 2004 and 2003, was $598,000, $518,000 and $464,000, respectively. SDV also maintains working relationships with research and development departments of major appliance manufacturers, providing prototypes for field testing and conducting tests in SDV’s testing laboratory. SDV believes that such relationships provide competitive advantages. For example, SDV introduced the first direct vent system for direct vent gas appliances. In 2003, SDV developed stainless steel flexible relining systems for masonry chimneys. These systems are used to resize and retrofit masonry chimneys to accommodate wood burning and pellet burning fireplace inserts. In 1999, SDV introduced DuraTech, a twin-walled insulated chimney system for use on wood burning stoves, fireplaces and oil fired appliances. This product line has been designed and manufactured to a new standard of excellence. It is constructed from stainless steel and incorporates blanket insulation for enhanced safety and efficiency. In 2004, SDV completed testing for a new chimney product line, Dura-Plus HTC, which is designed to meet Canadian standards for chimney systems, and began marketing in Canada in 2005.

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

The Company is committed to helping people build safer structures economically through the design, engineering and manufacturing of structural connectors, pre-fabricated shearwalls, anchors and related products. To this end, the Company has developed a quality management system that employs numerous quality-control procedures, such as computer-generated work orders, constant review of parts as they are produced and frequent quality testing (see “Item 1A – Risk Factors”). Since 1996, Simpson Strong-Tie’s quality management system has been registered under ISO 9001, an internationally recognized set of quality-assurance standards. The locations in Denmark and France achieved registration in 2005, joining 13 other locations in North America and Europe that were previously registered. In 2006, SST expects to achieve ISO 9001 registration for its Quik Drive facility in Gallatin, Tennessee. The Company believes that ISO registration is becoming increasingly important to U.S. companies.

Simpson Strong-Tie operates manufacturing and warehouse facilities in California, Texas, Ohio, Florida, Connecticut, Illinois, Washington, Tennessee, Minnesota, British Columbia, Ontario, England, France, Denmark, Germany, Australia, Scotland, Austria and Poland. Most of SST’s products are produced with a high level of automation, using progressive dies run in automatic presses making parts from coiled sheet steel at rates that often exceed 100 strokes per minute. SST estimates that it produces over 1.5 billion product pieces per year. Most of SST’s products (SKUs) are bar coded with UPC numbers for easy identification, and nearly all of the products sold to home centers are labeled with bar codes. SST has significant press capacity and has multiple dies for some of its high volume products because of the need to produce these products close to the customer and to provide backup capacity. The balance of production is accomplished through a combination of manual, blanking and numerically controlled (NC) processes which include robotic welders, lasers and turret punches. This capability allows SST to produce products with little redesign or set-up time, facilitating rapid turnaround for customers. New tooling is also highly automated. Dies are designed and produced using computer aided design (CAD) and computer aided machining (CAM) systems. CAD/CAM capability enables SST to create multiple dies rapidly and design them to high standards. The Company is constantly reviewing its product line to reduce manufacturing costs, increase automation, and take advantage of new types of materials. For example, in recent years SST has introduced multiple products made from an engineered composite plastic, the AnchorMate, the StrapMate and the Anchor Bolt Stabilizer.

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

Simpson Dura-Vent operates manufacturing and warehouse facilities in California, Mississippi, and Ontario, Canada. SDV produces component parts for venting systems using NC-controlled punch presses equipped with high-speed progressive and compound tooling. SDV’s vent pipe and elbow assembly lines are automated, to produce finished products efficiently from large coils of steel and aluminum. UPC bar coding and computer tracking systems provide SDV’s industrial engineers and production supervisors with real-time productivity tools to measure and evaluate current production rates, methods and equipment.

Regulation

Simpson Strong-Tie’s product lines are subject to federal, state, county, municipal and other governmental and quasi-governmental regulations that affect product design, development, testing, applications, marketing, sales, installation and use. Most SST products are recognized by building code and standards agencies. Agencies that recognize Company products include the International Code Council Evaluation Service (ICC-ES), the City of Los Angeles, the State of Florida, the State of Wisconsin, and the California Division of the State Architect. These and other agencies adopt various testing and design standards and incorporate them into their related building codes. With the adoption of the International Residential Code (2000 and 2003) and the International Building Code (2000 and 2003), these standards have become more uniformly applied and are recognized throughout most of the United States. SST considers code recognition to be a significant marketing tool and devotes considerable effort to obtaining and maintaining appropriate approvals for its products. SST believes that architects, engineers, contractors and other customers are less likely to purchase structural products that lack the appropriate code acceptance if code-accepted competitive products are available. SST actively participates in industry related professional associations to keep abreast of regulatory changes and to provide information to regulatory agencies.

Simpson Dura-Vent operates under a regulatory environment that includes appliance and venting performance standards related to safety, energy efficiency and air quality. Gas venting regulations are contained in the National Fuel Gas Code (“NFGC”), while safety and performance regulations for wood burning appliances and chimney systems are contained in a National Fire Protection Association standard (“NFPA 211”). Standards for testing gas vents and chimneys are developed by testing laboratories such as Underwriter’s Laboratories (“UL”) in compliance with the American National Standards Institute. Clean air standards for both gas and wood burning appliances are regulated by the Environmental Protection Agency (“EPA”). Energy efficiency standards are regulated by the Department of Energy (“DOE”) under the authority of the National Appliance Energy Conservation Act. Under this act, the DOE periodically reviews the necessity for increased efficiency standards with respect to gas furnaces and gas water heaters. A substantial percentage of SDV’s Type B Gas Vent sales are for gas furnaces and gas water heaters. Minimum appliance efficiency standards have been recently enacted that could negatively affect sales of Type B Gas Vents, which could adversely affect the Company’s operating results. In turn, the various building codes could be adopted by local municipalities, resulting in enforcement through the building permit process. Safety, air quality and energy efficiency requirements are enforced by local air quality districts and municipalities by requiring proper UL, EPA and DOE labels on appliances and venting systems.

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

The venting industry is highly competitive. SDV’s competitors include a variety of manufacturers that have operations in the United States, Canada and Mexico. Most of its competitors do not compete in all of SDV’s product lines, and some have additional product lines which SDV does not offer. SDV competes on the basis of quality, service, breadth of product line, technical support, and product innovation.

Raw Materials

The principal raw material used by the Company is steel, including stainless steel, which is used by Simpson Strong-Tie and Simpson Dura-Vent, and is generally ordered to specific American Society of Testing and Materials (“ASTM”) standards. SST also uses materials such as epoxies and acrylics in the manufacture of its chemical anchoring products. SDV also uses raw materials such as aluminum, aluminum alloys and ceramic and other insulation materials, and both SST and SDV use cartons. The Company purchases raw materials from a variety of commercial sources. The Company’s practice is to seek cost savings and enhanced quality by purchasing from a limited number of suppliers.

The steel industry is highly cyclical and prices for the Company’s raw materials are influenced by numerous factors beyond the Company’s control, including general economic conditions, competition, labor costs, import duties, raw material shortages and other trade restrictions. Steel prices rose sharply in 2004. During the first half of 2005, steel prices declined.. The downward pricing trend reversed quickly in the fourth quarter of 2005, in response to raw material shortages and increased demand from Hurricane Katrina. Steel prices further increased by the addition of energy and freight surcharges imposed by the mills in response to higher gas and energy cost. Steel inventories were low as demand increased in response to rebuilding hurricane-affected areas, while steel imports were down from 2004 levels. Steel prices seem to have stabilized at their current level late in 2005 and into early 2006 but may increase in the future. These factors could have an adverse effect on the Company’s cost and availability of steel in 2006. The Company might not be able to increase its product prices to correspond to increases in raw materials prices without materially and adversely affecting its sales and profits. See “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company historically has not attempted to hedge against changes in prices of steel or other raw materials.

Patents and Proprietary Rights

The Company’s subsidiaries have U.S. and foreign patents, the majority of which cover products that they currently manufacture and market. These patents, and applications for new patents, cover various design aspects of the subsidiaries’ products, as well as processes used in their manufacture. The Company’s subsidiaries are continuing to develop new potentially patentable products, product enhancements and product designs. Although the Company’s subsidiaries do not intend to apply for additional foreign patents covering existing products, the Company has developed an international patent program to protect new products that its subsidiaries may develop. In addition to seeking patent protection, the Company relies on unpatented proprietary technology to maintain its competitive position. See “Item 1A – Risk Factors.”

Acquisitions and Expansion into New Markets

The Company’s future growth, if any, may depend to some extent on its ability to penetrate new markets, both domestically and internationally. See “Industry and Market Trends” and “Business Strategy.” Therefore, the Company may in the future pursue acquisitions of product lines or businesses. See “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In October 2004, the Company acquired the assets of Quik Drive, U.S.A., Inc. and Quik Drive Canada, Inc. and 100% of the equity of Quik Drive Australia Pty. Limited (collectively “Quik Drive”). Quik Drive manufactures collated fasteners and fastener delivery systems which are marketed in the U.S., Canada, Europe, Australia and New Zealand. The purchase price was $32.0 million in cash and $5.0 million in stock. In April 2004, the Company’s Danish subsidiary acquired 100% of the shares of ATF Furrer Holz GmbH (“ATF”), in Switzerland, for $0.6 million. ATF distributes a line of hidden connectors in some European countries. In May 2003, Simpson Strong-Tie Canada Limited, a subsidiary of the Company, purchased MGA Construction Hardware & Steel Fabricating Limited and MGA Connectors Limited (collectively, “MGA”), for $9.8 million in cash. MGA manufactures and distributes throughout Canada and portions of the United States a quality line of connectors used in construction.

Seasonality and Cyclicality

The Company’s sales are seasonal, and operating results vary from quarter to quarter. See “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Product Liability

The Company designs and manufactures most of its standard products and expects that it will continue to do so. The Company employs engineers and designers to design and test its products under development and maintains a quality control system. See “Item 1A – Risk Factors.”

Environmental, Health and Safety Matters

The Company is subject to environmental laws and regulations governing emissions into the air, discharges into water, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other federal and state laws and regulations regarding health and safety matters. The Company believes that it has obtained all material licenses and permits required by environmental, health and safety laws and regulations in connection with the Company’s operations and that its policies and procedures comply in all material respects with existing environmental, health and safety laws and regulations. See “Item 1A – Risk Factors.”

Employees and Labor Relations

As of January 1, 2006, the Company had 2,711 full-time employees, of whom 1,840 were hourly employees and 871 were salaried employees. The Company believes that its overall compensation and benefits for the most part exceed industry averages and that its relations with its employees are good.

A significant number of the employees at three of the Company’s manufacturing facilities are represented by labor unions and are covered by collective bargaining agreements. Two of the Company’s collective bargaining agreements cover the Company’s sheetmetal and maintenance workers and its tool and die craftsmen in Brea. These two contracts expire in June 2007 and February 2008, respectively. Two other contracts, covering tool and die personnel and sheetmetal workers in San Leandro, expire in June 2007. Simpson Strong-Tie’s Stockton, California, facility is also a union facility. The collective bargaining agreements at this facility expire in September 2007. See “Item 1A – Risk Factors.”

Available Information

The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company makes available, free of charge, copies of its recent annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, corporate governance guidelines and code of ethics and the charters of the Audit, Compensation, and Governance and Nominating Committees of its Board of Directors on its website at www.simpsonmfg.com. Printed copies of any of these materials will be provided on request.

Item 1A. Risk Factors.

You should carefully consider the following risks before you decide to buy shares of our common stock. If any of the following risks actually occurs, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our stock.

This and other public reports may contain forward-looking statements based on current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements as a result of many factors, as more fully described below and elsewhere in our public reports. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Failure to comply with industry regulations could harm our business and financial condition.

The design, capacity and quality of most of our products and manufacturing processes are subject to numerous and extensive regulations and standards promulgated by governmental, quasi-governmental and industry organizations. These regulations and standards are highly technical, complex and subject to frequent revision. If our products or manufacturing processes fail to comply with any regulations or standards, we may not be able to manufacture and market our products profitably. Failure to comply with regulations and standards could therefore materially and adversely affect our business and financial condition.

If we fail to compete effectively, our revenue and profit margins could decline.

We face a variety of competition in all of the markets in which we participate. Many of our competitors have greater financial and other resources than we do. In addition, other technologies may be the bases for competitive products that could render our products obsolete or noncompetitive. Other companies may find the our markets attractive and enter those markets. Competitive pricing, including price competition or the introduction of new products, could have material adverse effects on our revenues and profit margins.

Our ability to compete effectively depends to a significant extent on the specification or approval of our products by architects, engineers, building inspectors, building code officials and customers. If a significant segment of those communities were to decide that the design, materials, manufacturing, testing or quality control of our products is inferior to that of any of our competitors, our sales and profits would be materially and adversely affected.

If we lose a large customer, our sales and profits would decline.

We have substantial sales to a few large customers. In particular, one customer accounted for 17% of our net sales in 2005. Loss of all or a part of our sales to a large customer would have a material adverse effect on our revenues and profits. Our customers include retailers and distributors. Retail and distribution businesses have consolidated over time, which could exacerbate the material adverse effect of losing any of them.

An increase in the price of raw materials could negatively affect our sales and profits.

Our principal raw material is steel, including stainless steel. The steel industry is highly cyclical. Numerous factors beyond our control, such as general economic conditions, competition, worldwide demand, labor costs, energy costs, and import duties and other trade restrictions, influence prices for our raw materials. In March 2002, for example, the United States imposed tariffs on several types of imported steel, which increased our cost of steel. In addition, consolidation among domestic integrated steel producers, changes in supply and demand in steel markets, the weakening United States dollar and other events have led to increased steel costs. The domestic steel market is heavily influenced by three major United States manufacturers. Worldwide demand for steel is strong. We have not always been able, and in the future we might not be able, to increase our product prices in amounts that correspond to increases in costs of raw materials, without materially and adversely affecting our sales and profits. We have not attempted to hedge against changes in prices of steel or other raw materials.

If we cannot protect our technology, we will not be able to compete effectively.

Our ability to compete effectively with other companies depends in part on our ability to maintain the proprietary nature of our technology, in part through patents. We might not be able to protect or rely on our patents. Patents might not issue pursuant to pending patent applications. Others might independently develop the same or similar technology, develop around the patented aspects of any of our products or proposed products, or otherwise obtain access to our proprietary technology. We also rely on unpatented proprietary technology to maintain our competitive position. We might not be able to protect our know-how or other proprietary information. If we are unable to maintain the proprietary nature of our significant products, our business and financial condition could be materially and adversely affected.

In attempting to protect our proprietary information, we sometimes initiate lawsuits against competitors and others that we believe have infringed or are infringing our rights. In such an event, the defendant may assert counterclaims to complicate or delay the litigation, or for other reasons. Litigation may be very costly and may result in adverse judgments that affect our business and financial condition materially and adversely.

Integrating acquired businesses may divert management’s attention away from our day-to-day operations.

In the future, we may pursue acquisitions of product lines or businesses. Acquisitions involve numerous risks, including, for example:

•                  difficulties assimilating the operations and products of acquired businesses;

•                  diversion of management’s attention from other business concerns;

•                  overvaluation of acquired businesses;

•                  acceptance of acquired businesses’ products by our customers;

•                  risks of entering markets in which we have little or no prior experience;

•                  litigation involving activities, properties or products of acquired businesses;

•                  consumer claims related to products of acquired businesses; and

•                  the potential loss of key employees of acquired businesses.

The integration of our acquired operations, products and personnel may place a significant burden on management and our internal resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business.

In addition, future acquisitions may cause us to issue additional equity securities that dilute the value of our existing equity securities, increase our debt, and cause impairment and amortization expenses related to goodwill and other intangible assets. These actions could adversely affect our profitability. Any acquisition could adversely affect our business and operating results.

Significant costs to integrate our acquired operations may negatively affect our financial condition and the market price of our stock.

We will incur costs from integrating acquired business operations, products and personnel. These costs may be significant and may include expenses and other liabilities for employee redeployment, relocation or severance, combining teams and processes in various functional areas, reorganization or closures of facilities, and relocation or disposition of excess equipment. The integration costs that we incur may negatively affect our financial condition and the market price of our stock.

Our future growth may depend on our ability to penetrate new domestic and international markets, which could reduce our profitability.

International construction customs, standards, techniques and methods differ from those in the United States. Laws and regulations applicable in new markets may be unfamiliar to us. Compliance may be substantially more costly than we anticipate. As a result, we may need to redesign products, or invent or design new products, to compete effectively and profitably in new markets. We expect that we will need significant time, which may be years, to generate substantial sales or profits in new markets.

Other significant challenges to conducting business in foreign countries include, among other factors, local acceptance of our products, political instability, currency controls, changes in import and export regulations, changes in tariff and freight rates, and fluctuations in foreign exchange rates. We might not be able to penetrate these markets and any market penetration that occurs might not be timely or profitable. If we do not penetrate these markets within a reasonable time, we will be unable to recoup part or all of the significant investments we will have made in attempting to do so.

Seasons and business cycles affect our operating results.

Our sales are seasonal, with operating results varying from quarter to quarter. With some exceptions, our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of the year, as customers purchase construction materials in the late spring and summer months for the construction season. In addition, weather conditions, such as unseasonably warm, cold or wet weather, which affect, and sometimes delay or accelerate, installation of some of our products, significantly affect our results of operations. Political and economic events can also affect our revenues.

We have little control over the timing of customer purchases. Sales that we anticipate in one quarter may occur in another quarter, affecting both quarters’ results. In addition, we incur significant expenses as we develop, produce and market our products in anticipation of future orders. We maintain high inventory levels and typically ship orders as we receive them, so we operate with little backlog. As a result, net sales in any quarter generally depend on orders booked and shipped in that quarter. A significant portion of our operating expenses is fixed. Planned expenditures are based primarily on sales forecasts. When sales do not meet our expectations, our operating results will be reduced for the relevant quarters, as we will have already incurred expenses based on those expectations.

Our principal markets are in the building construction industry. That industry is subject to significant volatility due to fluctuations in interest rates, the availability of credit to builders and developers, inflation rates, weather, and other factors and trends. None of these factors or trends is within our control. Declines in commercial and residential construction may well reduce the demand for our products. Future negative economic or construction industry performance could adversely affect our business. Declines in construction activity or demand for our products could materially and adversely affect our business and financial condition.

Product liability claims and product recalls could harm our reputation, sales and financial condition.

We design and manufacture most of our standard products and expect to continue to do so, although we buy raw materials and some manufactured products from others. We have on occasion found flaws and deficiencies in the manufacturing, design or testing of our products. We also have on occasion found flaws and deficiencies in raw materials and finished goods produced by others. Some flaws and deficiencies have not been apparent until after the products were installed by customers.

Many of our products are integral to the structural soundness or safety of the structures in which they are used. If any flaws or deficiencies exist in our products and if such flaws or deficiencies are not discovered and corrected before our products are incorporated into structures, the structures could be unsafe or could suffer severe damage, such as collapse or fire, and personal injury could result. Errors in the installation of our products, even if the products are free of flaws and deficiencies, could also cause personal injury and unsafe structural conditions. To the extent that such damage or injury is not covered by our product liability insurance and we are held to be liable, we could be required to correct such damage and to compensate persons who might have suffered injury, and our reputation, business and financial condition could be materially and adversely affected.

Even if a flaw or deficiency is discovered before any damage or injury occurs, we may need to recall products, and we may be liable for any costs necessary to replace recalled products or retrofit the affected structures. Any such recall or retrofit could entail substantial costs and adversely affect our reputation, sales and financial condition. We do not carry insurance against recall costs or the adverse business effect of a recall, and our product liability insurance may not cover retrofit costs.

Claims resulting from a natural disaster might be made against us with regard to damage or destruction of structures incorporating our products. Any such claims, if asserted, could materially and adversely affect our business and financial condition.

Complying or failing to comply with environmental, health and safety laws and regulations could affect us materially and adversely.

We are subject to environmental laws and regulations governing emissions into the air, discharges into water, and generation, handling, storage, transportation, treatment and disposal of waste materials. We are also subject to other federal and state laws and regulations regarding health and safety matters.

Our manufacturing operations involve the use of solvents, chemicals, oils and other materials that are regarded as hazardous or toxic. We also use complex and heavy machinery and equipment that can pose severe safety hazards, especially if not properly and carefully used. Some of our products also incorporate materials that are hazardous or toxic in some forms, such as zinc and lead used in some steel galvanizing processes and chemicals used in our acrylic and epoxy anchoring products. The gun powder used in our powder actuated tools is explosive. Misuse of other materials in some of our products could also cause injury or sickness.

If we do not obtain all material licenses and permits required by environmental, health and safety laws and regulations, we may be subject to regulatory action by governmental authorities. If our policies and procedures do not comply in all respects with existing environmental, health and safety laws and regulations, our activities might violate such laws and regulations. Even if our policies and procedures do comply, but our employees fail or neglect to follow them in all respects, we might incur similar liability. Relevant laws and regulations could change or new ones could be adopted that require us to obtain additional licenses and permits and cause us to incur substantial expense.

Our generation, handling, use, storage, transportation, treatment or disposal of hazardous or toxic materials, machinery and equipment might cause injury to persons or to the environment. We may need to take remedial action if properties that we occupy are contaminated by hazardous or toxic substances.

Any change in laws or regulations, any legal or regulatory violations, or any contamination, could materially and adversely affect our business and financial condition.

New appliance efficiency standards could materially and adversely affect our operating results and financial condition.

The Department of Energy regulates energy efficiency under the authority of the National Appliance Energy Conservation Act. Under this Act, the Department of Energy periodically reviews the need for increased efficiency standards with respect to gas furnaces and gas water heaters. A substantial percentage of our Type B Gas Vent sales are for gas furnaces and gas water heaters. The Department of Energy might adopt minimum appliance efficiency standards that negatively affect sales of Type B Gas Vents, which could materially and adversely affect our operating results and financial condition.

We depend on key management and technical personnel, the loss of whom could harm our business.

We depend on certain key management and technical personnel, including, among others, Thomas J Fitzmyers, Michael J. Herbert, Stephen B. Lamson, Barclay Simpson and Stephen P. Eberhard. The loss of one or more key employees could materially and adversely affect us.

Our success also depends on our ability to attract and retain additional highly qualified technical, marketing and management personnel necessary for the maintenance and expansion of our activities. We face strong competition for such personnel. We might not be able to attract or retain such personnel.

Any work stoppage or interruption by employees could materially and adversely affect our business and financial condition.

A significant number of our employees are represented by labor unions and are covered by collective bargaining agreements that will expire in 2007 and early 2008. A work stoppage or interruption by a significant number of our employees could have a material and adverse effect on our business and financial condition.

International operations expose us to foreign exchange rate risk.

We have foreign exchange rate risk in our international operations and through purchases from foreign vendors. We do not currently hedge this risk.

Natural disasters could decrease our manufacturing capacity.

Most of our current and planned manufacturing facilities are located in geographic regions that have experienced major natural disasters, such as earthquakes, floods and hurricanes. For example, the 1989 Loma Prieta earthquake in Northern California destroyed a freeway and caused other major damage within a few miles of our facilities in San Leandro, California. The earthquakes in Northridge, California, in January 1994, destroyed several freeways and numerous buildings in the region in which our facilities in Brea are located. Our disaster recovery plan may not be adequate or effective. We do not carry earthquake insurance. Other insurance that we carry is limited in the risks covered and the amount of coverage. Our insurance would not be adequate to cover all of our resulting costs, business interruption and lost profits when a major natural disaster occurs. A natural disaster rendering one or more of our manufacturing facilities totally or partially unusable, whether or not covered by insurance, would materially and adversely affect our business and financial condition.

Control by our principal stockholders will prevent other stockholders from influencing management.

Barclay Simpson, the Chairman of our Board of Directors, controls approximately 22% of the outstanding shares of our Common Stock. Thomas J Fitzmyers, our President and Chief Executive Officer, owns approximately 1% of the outstanding shares of our Common Stock.

Messrs. Simpson and Fitzmyers have substantial influence with respect to the election of the directors and are also expected to continue to exercise substantial control over fundamental changes affecting us, such as a merger or sale of assets or amendment of our Certificate of Incorporation or Bylaws.

Some of our executive officers have interests that may conflict with your interests.

Barclay Simpson, Thomas J Fitzmyers and Stephen B. Lamson, three of our executive officers, have had conflicts of interest regarding properties that we have leased from partnerships in which those officers participate. Two of those partnerships lease to us manufacturing and warehouse facilities that we currently use. Based on formal and informal third-party appraisals, we believe that some of the rent and other terms under these leases are less favorable to us than terms that could be obtained from unrelated persons in the current real estate markets. The leases may be amended, renewed or replaced at any time or from time to time. In such event, Messrs. Simpson, Fitzmyers and Lamson would be subject to conflicting interests in their capacities as partners in the partnerships and as officers, directors and stockholders of Simpson Manufacturing Co., Inc.

Any issuance of preferred stock may dilute your investment and reduce funds available for dividends.

Our Board of Directors is authorized by our Certificate of Incorporation to determine the terms of one or more series of preferred stock and to authorize the issuance of shares of any such series on such terms as our Board of Directors may approve. Any such issuance could be used to impede an acquisition of our business that our Board of Directors does not approve, further dilute the equity investments of holders of our Common Stock and reduce funds available for the payment of dividends to holders of our Common Stock.

Our stock price is likely to be volatile and could drop.

The trading price of our Common Stock could be subject to wide fluctuations in response to quarter to quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the construction and construction materials industries, relatively low trading volume in our Common Stock and other events or factors. In addition, in recent years the stock market has experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of those companies. Securities market fluctuations may adversely affect the market price of our Common Stock.

Future sales of common stock could adversely affect our stock price.

Sales of substantial amounts of our Common Stock in the public market could adversely affect the prevailing market price for the Common Stock. All of the outstanding shares of our Common Stock are freely tradable without restriction under the Securities Act of 1933, other than 11.5 million shares held (as of February 23, 2006) by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933. Options to purchase 3.0 million shares of our Common Stock were outstanding as of December 31, 2005, including options to purchase 1.7 million shares that were exercisable. If a substantial number of shares were sold in the public market pursuant to Rule 144 or on exercise of options, the trading price of our Common Stock in the public market could be adversely affected.

Delaware law and our stockholder rights plan contain anti-takeover provisions that could deter takeover attempts that might otherwise be beneficial to our stockholders.

Provisions of Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law may make the acquisition of Simpson Manufacturing Co., Inc. and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring Simpson Manufacturing Co., Inc. without the consent of our Board of Directors for at least three years from the date they first hold 15% or more of the voting stock. Barclay Simpson and his affiliates are not subject to this provision of Delaware law with respect to their investment in Simpson Manufacturing Co., Inc. In addition, our Stockholder Rights Plan has significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.

We are subject to a number of significant risks that might cause the our actual results to vary materially from our forecasts, targets, or projections, including:

•                  lack of market acceptance of new products;

•                  increased labor costs, including significant increases in worker’s compensation insurance premiums and health care benefits;

•                  failing to continue to increase net revenues and operating income in our operating segments;

•                  failing to anticipate, appropriately invest in and effectively manage the human, information technology and logistical resources necessary to support the growth of our business, including managing the costs associated with such resources;

•                  failing to integrate, leverage and generate expected rates of return on investments, including expansion of existing businesses and expansion through domestic and foreign acquisitions;

•                  failing to generate sufficient future positive operating cash flows and, if necessary, secure adequate external financing to fund our growth; and

•                  interruptions in service by common carriers that ship goods within our distribution channels.

Failure of our internal control over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the consolidated financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected. Our growth and entry into new, globally dispersed markets will place significant additional pressure on our system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company maintains its home office in Dublin, California, and other offices, manufacturing and warehouse facilities elsewhere in California and in Texas, Ohio, Florida, Mississippi, Illinois, Connecticut, Washington, Tennessee, Minnesota, Australia, British Columbia, Ontario, England, Scotland, France, Denmark, Germany, Austria and Poland. As of March 1, 2006, the Company’s facilities were as follows:

	Approximate
	Square	Owned or		Lease
Location	Footage	Leased	Lessee	Expires	Function

Pleasanton, California	89,000	Owned			Office, Research and Development
Dublin, California	35,400	Leased	Company	2007	Office
Stockton, California	436,000	Owned			Office, Manufacturing and Warehouse
Stockton, California	25,000	Owned			Research and Development
San Leandro, California	47,100	Owned			Office, Manufacturing and Warehouse
San Leandro, California	71,000	Owned			Office, Manufacturing and Warehouse
San Leandro, California	57,000	Leased(1)	SST	2009	Manufacturing and Warehouse
San Leandro, California	27,000	Owned			Manufacturing and Warehouse
Brea, California	50,700	Owned			Office, Manufacturing and Warehouse
Brea, California	78,000	Owned			Office and Warehouse
Brea, California	30,500	Owned			Office, Manufacturing and Warehouse
Brea, California	42,900	Owned			Warehouse
Brea, California	19,200	Owned			Warehouse
Brea, California	20,000	Owned			Warehouse
Ontario, California	181,000	Leased	SST	2009	Office and Warehouse
McKinney, Texas	317,000	Owned			Office, Manufacturing and Warehouse
McKinney, Texas	84,300	Owned			Office, Manufacturing and Warehouse
McKinney, Texas	117,100	Owned			Office and Warehouse
Columbus, Ohio	300,500	Owned			Office, Manufacturing and Warehouse
Jacksonville, Florida	112,000	Leased	SST	2011	Office and Warehouse
Addison, Illinois	52,400	Leased	SST	2008	Office, Manufacturing and Warehouse
Enfield, Connecticut	55,100	Leased	SST	2008	Office and Warehouse
Kent, Washington	24,000	Leased	SST	2009	Office, Manufacturing and Warehouse
Visalia, California	92,000	Owned			Office, Manufacturing and Warehouse
Eagan, Minnesota	54,000	Leased	SST	2011	Office and Warehouse
Tamworth, England	78,100	Leased	SST(2)	2012	Office, Manufacturing and Warehouse
Tamworth, England	30,000	Leased	SST(2)	2008	Office, Research and Development
Glasgow, Scotland	5,000	Leased	SST(2)	2006	Warehouse
Vacaville, California	125,000	Leased(3)	SDV	2007	Office, Manufacturing and Warehouse
Vacaville, California	120,300	Owned			Office, Manufacturing and Warehouse

	Approximate
	Square	Owned or		Lease
Location	Footage	Leased	Lessee	Expires	Function

Vicksburg, Mississippi	302,000	Owned			Office, Manufacturing and Warehouse
Fontana, California	17,900	Leased	SDV	2007	Warehouse
Gallatin, Tennessee	48,000	Leased	SST	2009	Office, Manufacturing and Warehouse
Gallatin, Tennessee	19,700	Leased	SST	2006	Warehouse
Maple Ridge, British Columbia	36,400	Leased	SST(4)	2007	Office, Manufacturing and Warehouse
Maple Ridge, British Columbia	2,300	Leased	SST(4)	2007	Warehouse
Maple Ridge, British Columbia	2,400	Leased	SST(4)	2006	Warehouse
Langley, British Columbia	19,700	Leased	SST(4)	2010	Warehouse
Brampton, Ontario	158,000	Leased	SST(4)	2009	Office, Manufacturing and Warehouse
Odder, Denmark	162,500	Owned			Office, Manufacturing and Warehouse
Syke, Germany	10,300	Owned			Office and Warehouse
Warsaw, Poland	8,300	Leased	SST(5)	2007	Office and Warehouse
Grossebersdorf, Austria	5,100	Leased	SST(5)	2007	Office and Warehouse
St. Gemme La Plaine, France	99,000	Owned			Office, Manufacturing and Warehouse
Blacktown, NSW, Australia	3,800	Leased	SST(6)	2008	Warehouse

(1)                      Lessor is Doolittle Investors, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein. The Company has entered into an agreement to purchase the facility. The purchase price is $5.0 million, and the transaction is expected to be completed in March 2006.

(2)                      Lessee is Simpson Strong-Tie International, Inc., a wholly-owned subsidiary of SST.

(3)                      Lessor is Vacaville Investors, a related party. See Note 9 to the Consolidated Financial Statements contained elsewhere herein. The Company has entered into an agreement to purchase the facility. The purchase price is $5.7 million, and the transaction is expected to be completed in January 2008.

(4)                      Lessee is Simpson Strong-Tie Canada, Ltd., a wholly-owned subsidiary of SST.

(5)                      Lessee is Simpson Strong-Tie Sp.z,o.o., a wholly-owned subsidiary of SST.

(6)                      Lessee is Quik Drive Australia Pty. Ltd., a wholly-owned subsidiary of SST.

The Company’s manufacturing facilities are equipped with specialized equipment and use extensive automation. The Company considers its existing and planned facilities to be suitable and adequate for its operations as currently conducted and as planned through 2006. The manufacturing facilities currently are being operated with one full shift and at most plants with at least a partial second or third shift. The Company anticipates that it may require additional facilities to accommodate possible future growth.

The Company is renovating a building in Pleasanton, California, which it purchased in 2005. The building is approximately 89,000 square feet and will be used for the Company’s home office, replacing both the facility that it currently leases in Dublin, California, and its test laboratory, which had been in a facility that the Company sold in 2005. The Company expects to vacate its Dublin, California, premises in mid 2006 and will likely take a non-cash charge of the remaining rent under the lease, estimated to be $1.6 million. The Company has accelerated the amortization of the associated leasehold improvements to coincide with the anticipated vacate date in mid 2006.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SSD.” The following table shows the range of high and low closing sale prices per share of the common stock as reported by the NYSE and dividends paid per share of common stock for the calendar quarters indicated:

	Market Price		Dividends
Quarter	High	Low	Paid
2005
Fourth	$41.900	$35.330	$0.05
Third	39.760	30.480	0.05
Second	30.810	26.800	0.05
First	37.790	30.900	0.05

2004
Fourth	$35.610	$31.275	$0.05
Third	31.600	25.910	0.05
Second	28.400	23.850	0.05
First	25.875	22.375	—

The Company estimates that as of February 23, 2006, approximately 13,990 beneficial holders owned shares of the Company’s common stock either directly or through nominees.

In January 2006, the Company’s Board of Directors declared a dividend of $0.08 per share to be paid on April 26, 2006, to stockholders of record on April 6, 2006. The Company currently intends to continue paying dividends quarterly. The Company began declaring quarterly dividends of $0.05 per common share in January 2004. Future dividends, if any, will be determined by the Company’s Board of Directors, based on the Company’s earnings, cash flow, financial condition and other factors deemed relevant by the Board of Directors. In addition, existing loan agreements require the Company to maintain tangible net worth of $250.0 million plus 50% of net profit after taxes for each fiscal year. This requirement may limit the amount that the Company may pay out as dividends on the common stock. As of December 31, 2005, the Company had $206.8 million available for the payment of dividends under these loan agreements.

In November 2005, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2006. This replaces the $50.0 million repurchase authorization from December 2004. The Company did not repurchase any shares in 2005. During 2004, the Company purchased 1,150,854 shares of its common stock for $31.3 million under the 2003 authorization. In November 2003, the Company repurchased 1,000,000 shares of its common stock for $23.53 per share from the Simpson PSB Fund, a related party, for $23.5 million under the 2002 authorization. In December 2004, the

Company retired its treasury stock with the excess over the par value of the common stock recorded against retained earnings.

The following table sets forth certain information as of December 31, 2005, concerning (a) all equity compensation plans of the Company previously approved by the stockholders and (b) all equity compensation plans of the Company not previously approved by the stockholders.

	(a)		(b)	(c)
				Number of
				securities remaining
	Number of securities			available for future
	to be issued		Weighted-average	issuance under equity
	upon exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding securities
Plan Category	warrants & rights		warrants & rights	reflected in column (a))

Equity compensation plans approved by stockholders	3,442,948	(1)	$25.08	7,286,374

Equity compensation plans not approved by stockholders	0		N/A	59,800	(2)

Total	3,442,948		$25.08	7,346,174

(1)          On January 25, 2006, and February 15, 2006, options to purchase an additional 488,550 shares and 5,000 shares, respectively, were granted under the Company’s two stock options plans, such amounts are included in the table.

(2)          As of December 31, 2005, the Company had reserved 200,000 shares of common stock for issuance as bonuses under its 1994 Employee Stock Bonus Plan, of which 140,200 shares were issued. On January 1, 2006, an additional 6,300 shares were issued under this plan.

In accordance with section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company’s Chief Executive Officer submitted to the NYSE an unqualified certification. In addition, the Company filed as Exhibit 31 to its 2004 Annual Report on Form 10-K, the Sarbanes-Oxley Act of 2002 Section 302 certification regarding the quality of the Company’s public disclosure.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years ended December 31, 2005, 2004, 2003, 2002 and 2001 (presented in thousands, except per share amounts), derived from the audited Consolidated Financial Statements of the Company, the most recent three years of which appear elsewhere herein. During 2002, the Company adopted the Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized against earnings. As of January 1, 2003, the Company commenced expensing its stock options with the adoption of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The presentation of the information in the tables below complies with the accounting pronouncements, but is not necessarily comparable with prior years. In November 2004, the Company completed a 2-for-1 stock split effected in the form of a stock dividend of its common stock. Also, in August 2002, the Company completed a 2-for-1 split of its common stock. All of the share and per share numbers have been adjusted to reflect these stock splits. At December 31, 2005, the Company consolidated variable interest entities (“VIEs”) for which it was the primary beneficiary. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Year Ended December 31,

	2005	2004	2003	2002	2001

Statement of Operations Data:
Net sales	$846,256	$698,053	$548,182	$465,474	$415,863
Cost of sales	529,993	417,417	329,902	276,557	257,785
Gross profit	316,263	280,636	218,280	188,917	158,078

Selling expense	64,317	58,869	49,669	44,581	42,230
General and administrative expense	100,261	90,959	70,434	58,076	50,116
Loss (gain) on sale of assets	(2,044)	(409)	104	177	(84)
Income from operations	153,729	131,217	98,073	86,083	65,816

Income in equity method investment, before tax	284	—	—	—	—
Interest income, net	1,551	385	999	985	1,587
Income before income taxes	155,564	131,602	99,072	87,068	67,403

Provision for income taxes	57,170	50,094	38,510	35,134	27,619
Minority interest	—	—	—	—	(734)
Net income	$98,394	$81,508	$60,562	$51,934	$40,518

Basic net income per share of common stock	$2.05	$1.70	$1.23	$1.06	$0.84

Diluted net income per share of common stock	$2.02	$1.67	$1.21	$1.05	$0.82

Cash dividends declared per share of common stock	$0.23	$0.20	$—	$—	$—

	As of December 31,
	2005	2004	2003	2002	2001

Balance Sheet Data:
Working capital	$342,496	$268,711	$269,498	$238,277	$194,261
Property, plant and equipment, net	166,480	137,609	107,226	97,397	81,410
Total assets	659,715	545,137	461,692	396,401	329,612
Long-term debt, including current portion	5,114	2,976	6,292	6,738	6,673
Total liabilities	96,249	82,212	61,388	47,217	41,495
Minority interest in consolidated VIEs	5,337	—	—	—	—
Total stockholders’ equity	558,129	462,925	400,304	349,184	288,117

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This document contains forward-looking statements, based on numerous assumptions and subject to risks and uncertainties. Although the Company believes that the forward-looking statements are reasonable, it does not and cannot give any assurance that its beliefs and expectations will prove to be correct. Many factors could significantly affect the Company’s operations and cause the Company’s actual results to be substantially different from the Company’s expectations. See “Item 1A - Risk Factors.” Actual results might differ materially from results suggested by any forward-looking statements in this report. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the years ended December 31, 2005, 2004 and 2003, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere herein.

Overview

The Company’s net sales increased to $846.3 million in 2005 from $548.2 million in 2003. The increase in net sales resulted primarily from increased geographic distribution and a broadening of the Company’s customer base and product lines, both internally and through acquisitions. Net sales increased in 2005 from 2003 in all regions of the United States, with above average rates of growth in the Western, other than California, and the Southeastern portions of the country. In recent years, home centers have been one of the Company’s fastest growing distribution channels. In this channel, the company’s largest customer, The Home Depot, exceeded 10% of the Company’s consolidated net sales in each of the last three years (see Note 14 to the Company’s Consolidated Financial Statements and “Item 1 – Business — Simpson Strong-Tie, Sales and Marketing”). Expansion into overseas markets also contributed to the net sales growth over the last three years. Sales outside of the U.S. have increased significantly, due in large part to the acquisition of BMF Bygningsbeslag A/S (“BMF”) in January 2001 and to the acquisition of MGA Construction Hardware & Steel Fabricating Limited and MGA Connectors Limited (collectively, “MGA”) in May 2003. Gross profit margin decreased to 37.4% in 2005 from 39.8% in 2003, primarily due to material costs, mainly steel, prices of which continued to increase in 2005 (see “Item 1 Business – Raw Materials”).

Results of Operations

The following table sets forth, for the years indicated, the percentage of net sales of certain items in the Company’s Consolidated Statements of Operations.

	Years Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.6%	59.8%	60.2%
Gross profit	37.4%	40.2%	39.8%
Selling expense	7.6%	8.4%	9.1%
General and administrative expense	11.8%	13.0%	12.9%
Loss (gain) on sale of assets	(0.2)%	—	—
Income from operations	18.2%	18.8%	17.8%
Interest income, net	0.2%	0.1%	0.2%
Income before income taxes	18.4%	18.9%	18.0%
Provision for income taxes	6.8%	7.2%	7.0%
Net income	11.6%	11.7%	11.0%

In November 2004, the Company completed a 2-for-1 stock split effected in the form of a stock dividend of its common stock. All of the share and per share numbers have been adjusted to reflect this stock split.

In November 2005, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2006. This replaces the $50.0 million repurchase authorization from December 2004. During 2003, the Company purchased 1,000,000 shares of its common stock for approximately $23.5 from the Simpson PSB Fund, a related party (see Note 12). During 2004, the

Company purchased 1,150,854 shares of its common stock for $31.3 million under the 2003 authorization. There were no repurchases made by the Company during 2005.

Comparison of the Years Ended December 31, 2005 and 2004

Net Sales

In 2005, net sales increased 21.2% to $846.3 million as compared to net sales of $698.1 million in 2004. Net sales of Simpson Strong-Tie’s products increased 22.4% to $752.2 million in 2005 from $614.6 million in 2004, while net sales of Simpson Dura-Vent’s products increased 12.7% to $94.0 million in 2005 from $83.5 million in 2004. SDV accounted for 11.1% of the Company’s total net sales in 2005, a decrease from 12.0% in 2004. The increase in net sales at SST resulted primarily from an increase in sales volume, with 9% of the increase resulting from an increase in average prices. The increase in net sales at SDV resulted primarily from an increase in sales volume, with 3% of the increase resulting from an increase in average prices. The majority of the Company’s sales growth occurred domestically, although sales in France and Canada grew at a faster rate than domestic sales. Lumber dealers were the fastest growing Simpson Strong-Tie sales channel. The sales increase was broad-based across most of Simpson Strong-Tie’s major product lines. Sales of Quik Drive products contributed significantly to the increase. Seismic and high wind products, engineered wood products and anchor systems products had the highest percentage growth rates in sales. Sales of Simpson Strong-Tie’s Strong-Wall product line, with a substantial share of its sales in California, decreased from 2004 primarily due to the slow sales in the first quarter of 2005. Sales of Simpson Dura-Vent’s pellet vent and chimney products increased in 2005, primarily due to their performance in the second half of the year. Sales of direct-vent products decreased compared to 2004, while sales of gas vent products were flat.

Gross Profit

Gross profit increased 12.7% to $316.3 million in 2005 from $280.6 million in 2004. As a percentage of net sales, gross profit decreased to 37.4% in 2005 from 40.2% in 2004. This decrease was primarily due to increased material costs, mainly steel, which increased at a faster rate than the sales price increases that the Company put in place during 2004 and early 2005. The material cost increase was offset slightly by improved absorption of the Company’s fixed overhead costs, primarily due to the increased sales volume.

The Company continues to face uncertainty in the cost and availability of steel. Several factors are contributing to this uncertainty. High raw material and energy prices as well as increased demand in the aftermath of Hurricane Katrina have led the Company to believe that steel prices are likely to increase in the near term. In addition, major domestic integrated steel producers have consolidated over the last several years. To mitigate the effect of the rising steel prices and to avoid possible shortages in supply, the Company increased its purchasing efforts late in 2004. In addition, the Company had a sales price increase in 2005 and another in early 2006, to offset the rising cost of steel. If steel prices continue to increase and the Company is not able to maintain its prices or increase them sufficiently, the Company’s margins could deteriorate further.

Selling Expense

Selling expenses increased 9.3% from $58.9 million in 2004 to $64.3 million in 2005, primarily due to increased costs associated with the addition of sales and marketing personnel of $2.7 million, including those associated with the acquisition of the assets of Quik Drive. In addition, there was an increase of $0.8 million in promotional activities and an increase of $0.8 million in commissions paid to sales agents, the majority of which was related to the increase in Simpson Dura-Vent’s sales.

General and Administrative Expense

General and administrative expenses increased 10.2% to $100.3 million in 2005 from $91.0 million in 2004, but decreased as a percentage of net sales to 11.8% in 2005 from 13.0% in 2004. This increase was primarily due to an increase in cash profit sharing of $3.7 million, as a result of increased operating profit, and an increase in stock compensation costs of $0.9 million. In addition, there was an increase in costs associated with the addition of administrative personnel of $1.9 million and an increase in amortization of intangible assets of $1.4 million, both of which were associated primarily with the Quik Drive acquisition. The Company believes that the pre-tax stock option expense for 2006 will be $7.3 million related to stock options granted during 2003, 2004, 2005 and 2006.

Interest Income and Expense

Interest income is generated on the Company’s cash and short-term investment balances. Interest income increased primarily as a result of higher cash balances and interest rates. Interest expense includes interest, account maintenance fees and bank charges.

Provision for Income Taxes

The Company’s effective tax rate was 36.8% in 2005, down from 38.1% in 2004. The decrease was primarily due to lower taxable income as a result of the manufacturing deduction for qualified production activity income under the American Jobs Creation Act of 2004. The effective tax rates exceeded the federal statutory rate of 35.0% primarily due to the effect of state income taxes, net of the federal benefit.

European Operations

For its European operations, the Company recorded after-tax net income of $2.2 million in 2005 compared to after-tax net income of $1.5 million in 2004.

Comparison of the Years Ended December 31, 2004 and 2003

Net Sales

In 2004, net sales increased 27.3% to $698.1 million as compared to net sales of $548.2 million in 2003. Net sales of Simpson Strong-Tie’s products increased 29.8% to $614.6 million in 2004 from $473.6 million in 2003, while net sales of Simpson Dura-Vent’s products increased 11.9% to $83.5 million in 2004 from $74.6 million in 2003. SDV accounted for 12.0% of the Company’s total net sales in 2004, a decrease from 13.6% in 2003. The increase in net sales at SST resulted primarily from an increase in sales volume, with 7% of the increase resulting from an increase in average prices. The increase in net sales at SDV resulted primarily from an increase in sales volume, with 4% of the increase resulting from an increase in average prices. The majority of the Company’s sales growth occurred domestically, although sales in Europe and Canada grew at a faster rate than domestic sales. Lumber dealers, dealer distributors and contractor distributors were the fastest growing Simpson Strong-Tie sales channels. The sales increase was broad-based across most of Simpson Strong-Tie’s major product lines. Engineered wood products and seismic and high wind products had the highest percentage growth rates in sales, while core products showed solid growth. Sales of Simpson Dura-Vent’s pellet vent, chimney and gas vent products increased compared to 2003, while sales of its Direct-Vent products were flat.

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

The Company faced uncertainty in the cost and availability of steel. Several factors contributed to this uncertainty. Demand, particularly from China, was still very high and weakness in the U.S. dollar had discouraged foreign steel mills from supplying the U.S. market, despite the lifting of tariffs on certain types of imported steel. In addition, major domestic integrated steel producers had consolidated over the last several years. To mitigate the effect of the rising steel prices and to avoid possible shortages in supply, the Company purchased additional steel at the end of 2003 and in 2004. In addition, the Company had two sales price increases in 2004 to offset the rising cost of steel.

Selling Expense

Selling expenses increased 18.5% to $58.9 million in 2004 from $49.7 million in 2003, primarily due to increased costs associated with the addition of sales personnel, including those related to the acquisition of MGA and the acquisition in October 2004 of Quik Drive, as well as increased cost associated with promotional activities totaling $5.1 million.

General and Administrative Expense

General and administrative expenses increased 29.1% to $91.0 million in 2004 from $70.5 million in 2003, but increased only slightly as a percentage of net sales to 13.0% in 2004 from 12.9% in 2003. This increase was primarily due to increased cash profit sharing of $10.3 million as a result of higher operating income, increased stock compensation expenses of $3.2 million, primarily related to stock option expenses recognized in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” the cost of additional administrative employees of $2.2 million, including those related to the acquisitions of MGA and Quik Drive, and increases in legal and professional services of $2.5 million. In addition, in the first quarter of 2004, the Company donated $0.5 million to a university in central California to help fund construction of a building to be used for the research and development of innovative construction practices.

Interest Income and Expense

Interest income was generated on the Company’s cash and short-term investment balances. Interest income was lower in 2004 than in 2003 primarily as a result of decreased cash balances. Interest expense includes interest, maintenance fees and bank charges.

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

Consolidation of Variable Interest Entities

The Company currently leases two facilities from related-party partnerships whose primary purpose is to own and lease these properties to the Company. The partnerships do not have any other significant assets. These partnerships are considered variable interest entities (“VIEs”) under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46(R)”). Although the Company does not have any direct ownership interests in the partnerships, it is required to consolidate the partnerships, as it is considered the primary beneficiary as interpreted by FIN 46(R). The Company became the primary beneficiary when it agreed to fixed price purchase options for the properties owned by Vacaville Investors and Doolittle Investors.

The real estate owned by the partnerships consist of land, buildings and building improvements with a carrying value of $9.1 million as of December 31, 2005. The properties are collateral for mortgages with amounts due totaling $3.6 million as of December 31, 2005. The mortgage holders of the properties owned by the consolidated VIEs have no recourse to the Company. The Company had no other off-balance sheet arrangements at December 31, 2005.

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value (market). Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

Raw materials and purchased finished goods – principally valued at cost determined on a weighted average basis.

In-process products and finished goods – cost of direct materials and labor plus attributable overhead based on a normal level of activity.

The Company applies net realizable value and obsolescence to the gross value of the inventory. The Company estimates net realizable value based on estimated selling price less further costs to completion and disposal. The Company provides for slow moving product by comparing inventories on hand to future projected demand. Obsolete inventory is on-hand supply of a product in excess of two years’ sales of that product or a supply of that product that the Company believes is no longer marketable. The Company revalues obsolete inventory as having no net realizable value. The Company has consistently applied this methodology. The Company believes that this approach is prudent and makes suitable provisions for slow moving and obsolete inventory. Once provisions are established, a new cost basis of the inventory is created.

Comparable inventory values are as follows (in thousands):

	December 31,
	2005	2004
Gross Inventories:
Raw materials	$65,163	$91,910
In-process products	30,207	22,235
Finished goods	91,521	83,326

Less:
Slow moving, obsolete and net realizable value provisions	(5,399)	(4,592)
Net inventory valuation	$181,492	$192,879

The overall decrease in the net inventory valuation was $11.4 million, primarily due to a reduction in raw materials of $26.7 million, offset by increases of in-process products and finished goods of $8.0 million and $8.2 million, respectively. This decrease in raw materials was primarily related to decreased quantities of raw material inventory on hand of 28%, primarily related to steel, at December 31, 2005. The increase in finished goods was related to both increased steel costs and the amount of finished goods the Company maintains to serve its customers’ needs and to avoid potential shortages of products.

Activity in the inventory reserve is summarized as follows (in thousands):

	Years ended December 31,
	2005	2004	2003
Beginning balance	$4,592	$5,186	$6,097
Provisions released following disposal of inventory	(306)	(3,376)	(1,581)
Additional provisions made	1,113	2,782	670
Ending balance	$5,399	$4,592	$5,186

Unexpected change in market demand, building codes or buyer preferences could reduce the rate of inventory turnover and require the Company to increase its reserve for obsolescence.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and incentives, whether actual or estimated based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectibility is reasonably assured and pricing is fixed or determinable. The Company’s general shipping terms are F.O.B. shipping point, where title is transferred and revenue is recognized when the products are shipped to customers. When the Company sells F.O.B. destination point, title is transferred and the Company recognizes revenue on delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing aftermarket repair and maintenance and engineering activities, though significantly less than 1% of net sales and not material to the consolidated financial statements, are recognized as the services are completed. If the actual costs of sales returns, incentives, and discounts were to significantly exceed the recorded estimated allowance, the Company’s sales would be adversely affected.

Allowance for Doubtful Accounts

The Company assesses the collectibility of specific customer accounts that would be considered doubtful based on the customer’s financial condition, payment history, credit rating and other factors that the Company considers relevant, or accounts that the Company assigns for collection. The Company reserves for the portion of those outstanding balances that the Company believes it is not likely to collect. Specifically, the Company reserves accounts receivable balances that are over 90 days outstanding. The Company also reserves 100% of the amount that it deems potentially uncollectible due to a customer’s bankruptcy or poor financial condition. If the financial condition of the Company’s customers were to deteriorate, resulting in inability to make payments, additional allowances may be required.

Activity in the allowance for doubtful accounts is summarized as follows (in thousands):

	Years ended December 31,
	2005	2004	2003
Beginning balance	$2,397	$1,889	$1,741
Adjustments, recoveries and write-offs	(132)	53	(414)
Bad debt charges	(134)	455	562
Ending balance	$2,131	$2,397	$1,889

Liquidity and Sources of Capital

The Company’s liquidity needs arise principally from working capital requirements, capital expenditures and asset acquisitions. During the three years ended December 31, 2005, the Company relied on internally generated funds to finance these needs. The Company’s working capital requirements are seasonal with the highest need typically occurring in the second and third quarters of the year. Cash and cash equivalents were $131.2 million and $30.9 million at December 31, 2005 and 2004, respectively. The Company also had short-term investments of $17.0 million at December 31, 2004. Working capital was $342.5 million and $268.7 million at December 31, 2005 and 2004, respectively. As of December 31, 2005, the Company had $5.1 million in debt outstanding, including $3.6 million in non-recourse loans payable by its consolidated variable interest entities, and had available to it unused credit facilities of $29.2 million.

The Company had cash flows from operating activities of $130.6 million, $22.8 million and $71.1 million for 2005, 2004 and 2003, respectively. In 2005, cash was provided by net income adjusted for noncash expenses, such as depreciation and amortization, noncash compensation related to stock plans and the tax benefit of options exercised, totaling $131.0 million, a reduction in inventories of $8.4 million, and increases in accrued liabilities, primarily sales incentives and allowances of $8.5 million, accrued cash profit sharing and commissions of $2.0 million, and income taxes payable of $2.4 million. These increases were partially offset by increases in trade accounts receivable, as a result of higher sales levels, of $13.3 million, and an increase in deferred income taxes of $4.6 million. The balance of the cash provided in 2005 resulted from changes in other asset and liability accounts, none of which was material.

Cash used in investing activities was $21.7 million, $50.2 million and $57.9 million for 2005, 2004 and 2003, respectively. Cash paid for capital expenditures was $42.6 million in 2005, down from $46.0 million in 2004. The Company used $25.8 million in 2005 to purchase or improve its real estate, primarily for its new home office and test laboratory in Pleasanton, California, and to acquire and expand its facility located in Columbus, Ohio, which the Company was previously leasing from a related party. The Company also used $14.8 million in 2005 to purchase equipment for its facilities, primarily in Stockton, Brea and Vacaville, California, McKinney, Texas, Columbus,

Ohio, and Vicksburg, Mississippi. In addition, the Company realized $16.8 million in 2005 from the sale or maturity of its short-term investments. The Company plans capital expenditures in 2006 estimated to total $59.0 million.

The Company has entered into agreements to purchase facilities that it currently leases in San Leandro and Vacaville, California, from related parties for $5.0 million and $5.7 million, respectively. The transactions are expected to be completed in March 2006 and January 2008, respectively. The transactions were unanimously approved by the independent members of the Company’s Board of Directors.

Financing activities used $6.8 million, $37.8 million, and $21.9 million in net cash in 2005, 2004 and 2003, respectively. During 2005, the Company paid $9.6 million in dividends on its common stock. This use of cash was partially offset by $4.1 million provided by the issuance of common stock on the exercise of stock options by employees of the Company. In January 2006, the Company’s Board of Directors declared a dividend of $0.08 per share, a total of $3.9 million, to be paid on April 26, 2006, to stockholders of record on April 6, 2006. Existing loan agreements require the Company to maintain tangible net worth of $250.0 million plus 50% of net profit after taxes for each fiscal year. This requirement may limit the amount that the Company may pay as dividends on its common stock. As of December 31, 2005, the Company had $206.8 million available for the payment of dividends under these loan agreements. The Company is in compliance with its debt covenants.

The Company’s contractual obligations for future payments are as follows:

	Payments Due by Period
		Less			More
		Than 1	1 – 3	3 – 5	than 5
Contractual Obligation	Total	year	years	years	years
Long-term debt obligations	$5,114	$2,186	$2,659	$174	$95
Operating lease obligations	24,828	6,314	10,117	6,291	2,106
Purchase obligations	13,963	13,236	727	—	—
Total	$43,905	$21,736	$13,503	$6,465	$2,201

Purchase obligations consist of purchase commitments primarily related to the construction or expansion of facilities and equipment, consulting agreements, and minimum purchase quantities of certain raw materials.

In November 2005, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaces the $50.0 million repurchase authorization from December 2004. The authorization will remain in effect through the end of 2006.

The Company believes that cash generated by operations, borrowings available under its existing credit agreements and other available financing will be sufficient for the Company’s working capital needs and planned capital expenditures through at least 2006.

Inflation

The Company believes that the effect of inflation on the Company, other than inflation in steel prices, has not been material in recent years, as inflation rates have remained low. Steel price inflation has had a material effect on the Company’s gross profit.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate risk on its variable rate debt investments. The Company, however, believes that fluctuations in interest rates would not have a material adverse effect on its results of operations.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to its operations taken as a whole. The translation adjustment, recorded in accumulated other comprehensive income, resulted in a reduction of $6.7 million in 2005 primarily due to the effect of the strengthening of the U.S. dollar relative to the European currencies during the year, offset by the weakening of the U.S. dollar versus the Canadian dollar during the latter part of the year.

Item 8. Consolidated financial statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Simpson Manufacturing Co., Inc.:

We have completed integrated audits of Simpson Manufacturing Co., Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index  present fairly, in all material respects, the financial position of Simpson Manufacturing Co., Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Controls over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 2, 2006

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$131,203	$30,917
Short-term investments	—	17,032
Trade accounts receivable, net	101,621	89,807
Inventories	181,492	192,879
Deferred income taxes	10,088	8,809
Other current assets	10,051	7,667
Total current assets	434,455	347,111

Property, plant and equipment, net	166,480	137,609
Goodwill	42,681	44,379
Equity method investment	244	—
Other noncurrent assets	15,855	16,038
Total assets	$659,715	$545,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$2,186	$579
Trade accounts payable	29,485	32,031
Accrued liabilities	39,076	27,780
Accrued profit sharing trust contributions	7,721	7,039
Accrued cash profit sharing and commissions	10,229	8,210
Accrued workers’ compensation	3,262	2,761
Total current liabilities	91,959	78,400

Long-term debt, net of current portion	2,928	2,397
Other long-term liabilities	1,362	1,415
Total liabilities	96,249	82,212

Commitments and contingencies (Note 9)

Minority interest in consolidated variable interest entities	5,337	—

Stockholders’ equity
Preferred stock, par value $0.01; authorized shares, 5,000; issued and outstanding shares, none	—	—
Common stock, par value $0.01; authorized shares, 160,000; issued and outstanding shares, 48,322 and 47,929 at December 31, 2005 and 2004, respectively:	483	479
Additional paid-in capital	94,398	79,877
Retained earnings	456,474	369,154
Accumulated other comprehensive income	6,774	13,415
Total stockholders’ equity	558,129	462,925
Total liabilities and stockholders’ equity	$659,715	$545,137

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003

Net sales	$846,256	$698,053	$548,182
Cost of sales	529,993	417,417	329,902
Gross profit	316,263	280,636	218,280

Operating expenses (income)
Selling	64,317	58,869	49,669
General and administrative	100,261	90,959	70,434
(Gain) loss on sale of assets	(2,044)	(409)	104
	162,534	149,419	120,207

Income from operations	153,729	131,217	98,073

Income in equity method investment, before tax	284	—	—
Interest income	1,745	749	1,377
Interest expense	(194)	(364)	(378)
Income before income taxes	155,564	131,602	99,072

Provision for income taxes	57,170	50,094	38,510

Net income	$98,394	$81,508	$60,562

Net income per common share
Basic	$2.05	$1.70	$1.23
Diluted	$2.02	$1.67	$1.21

Weighted average number of shares outstanding
Basic	48,081	48,052	49,144
Diluted	48,606	48,919	49,991

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the years ended December 31, 2003, 2004 and 2005

(Amounts in thousands, except per share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2003	49,131	$494	$56,930	$297,354	$308	$(5,902)	$349,184
Comprehensive income:
Net income	—	—	—	60,562	—	—	60,562
Other comprehensive income:
Change in net unrealized gains or losses on available-for-sale investments	—	—	—	—	(30)	—	(30)
Translation adjustment	—	—	—	—	7,705	—	7,705
Comprehensive income							68,237
Options exercised	362	4	2,760	—	—	—	2,764
Stock compensation expense	—	—	1,536	—	—	—	1,536
Tax benefit of options exercised	—	—	1,819	—	—		1,819
2-for-1 stock split
Common stock issued at $16.45 per share	18	—	290	—	—	—	290
Repurchase of common stock	(1,000)	—	—	—	—	(23,525)	(23,525)
Balance, December 31, 2003	48,511	498	63,335	357,916	7,983	(29,427)	400,305
Comprehensive income:
Net income	—	—	—	81,508	—	—	81,508
Other comprehensive income:
Change in net unrealized gains or losses on available- for-sale investments	—	—	—	—	(62)	—	(62)
Translation adjustment	—	—	—	—	5,494	—	5,494
Comprehensive income							86,940
Options exercised	393	4	3,770	—	—	—	3,774
Stock compensation expense	—	—	4,450	—	—	—	4,450
Tax benefit of options exercised	—	—	2,886	—	—	—	2,886
Repurchase of common stock	(1,151)	—	—	—	—	(31,274)	(31,274)
Retirement of treasury stock	—	(24)	—	(60,677)	—	60,701	—
Cash dividends declared on common stock ($0.20 per share)	—	—	—	(9,593)	—	—	(9,593)
2-for-1 stock split effected in the form of a stock dividend
Common stock issued at $31.40 per share for acquisition	159	1	4,999	—	—	—	5,000
Common stock issued at $24.53 per share	17	—	437	—	—	—	437
Balance, December 31, 2004	47,929	479	79,877	369,154	13,415	—	462,925
Comprehensive income:
Net income	—	—	—	98,394	—	—	98,394
Other comprehensive income:
Change in net unrealized gains or losses on available- for-sale investments	—	—	—	—	58	—	58
Translation adjustment	—	—	—	—	(6,699)	—	(6,699)
Comprehensive income							91,753
Options exercised	372	4	4,091	—	—	—	4,095
Stock compensation expense	—	—	5,873	—	—	—	5,873
Tax benefit of options exercised	—	—	3,843	—	—	—	3,843
Cash dividends declared on common stock ($0.23 per share)	—	—	—	(11,074)	—	—	(11,074)
Common stock issued at $34.34 per share	21	—	714	—	—	—	714
Balance, December 31, 2005	48,322	$483	$94,398	$456,474	$6,774	$—	$558,129

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended December 31,
	2005	2004	2003

Cash flows from operating activities
Net income	$98,394	$81,508	$60,562
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of capital assets	(2,044)	(409)	104
Depreciation and amortization	22,370	18,445	15,648
Loss (gain) on sale of available-for-sale investments	2	—	(2)
Deferred income taxes	(4,589)	(355)	(446)
Noncash compensation related to stock plans	6,385	5,531	2,293
Income in equity method investment	(284)	—	—
Tax benefit of options exercised	3,843	2,886	1,819
Provision for obsolete inventory	1,113	2,782	670
Provision for (recovery of) doubtful accounts	(134)	455	562
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(13,260)	(20,296)	(9,098)
Inventories	8,409	(83,093)	(10,461)
Other current assets	(4,714)	(506)	538
Other noncurrent assets	(192)	9	(463)
Trade accounts payable	(3,025)	6,939	6,187
Accrued liabilities	11,403	9,447	962
Accrued profit sharing trust contributions	701	964	795
Accrued cash profit sharing and commissions	2,025	742	1,280
Other long-term liabilities	1,249	918	(345)
Accrued workers’ compensation	502	337	738
Income taxes payable	2,448	(3,484)	(262)
Net cash provided by operating activities	130,602	22,820	71,081

Cash flows from investing activities
Capital expenditures	(42,602)	(45,966)	(21,321)
Proceeds from sale of capital assets	4,068	630	142
Asset acquisitions, net of cash acquired	—	(32,525)	(9,611)
Purchases of available-for-sale investments	—	(41,451)	(78,890)
Maturities of available-for-sale investments	12,100	8,600	5,300
Sales of available-for-sale investments	4,700	60,495	46,508
Net cash used in investing activities	(21,734)	(50,217)	(57,872)

Cash flows from financing activities
Line of credit borrowings	699	2,047	1,469
Repayment of debt and line of credit borrowings	(2,006)	(5,595)	(2,849)
Repurchase of common stock	—	(31,274)	(23,525)
Issuance of Company’s common stock	4,095	4,211	3,053
Dividends paid	(9,606)	(7,194)	—
Net cash used in financing activities	(6,818)	(37,805)	(21,852)

Effect of exchange rate changes on cash	(1,764)	983	461

Net increase (decrease) in cash and cash equivalents	100,286	(64,219)	(8,182)
Cash and cash equivalents at beginning of period	30,917	95,136	103,318
Cash and cash equivalents at end of period	$131,203	$30,917	$95,136

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for
Interest	$195	$374	$426
Income taxes	55,511	50,666	37,885

Noncash activity during the year for
Noncash capital expenditures	$954	$463	$271
Common stock issued for acquisition	—	5,000	—
Common stock issued for compensation	714	—	—
Dividends declared but not paid	3,867	2,399	—
Consolidation of assets and liabilities of variable interest entities (Note 16)	5,337	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.                                       Operations and Summary of Significant Accounting Policies

Except where otherwise indicated, amounts in the consolidated financial statements and the notes thereto are in thousands, except per share amounts.

Nature of Operations

Simpson Manufacturing Co., Inc., through its subsidiaries Simpson Strong-Tie Company Inc. (“Simpson Strong-Tie”) and Simpson Dura-Vent Company, Inc. and its other subsidiaries (collectively, the “Company”), designs, engineers and manufactures wood-to-wood, wood-to-concrete and wood-to-masonry connectors, screw fastening systems and collated screws, pre-fabricated shearwalls and venting systems for gas and wood burning and alternative fuel appliances. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself markets. Simpson Strong-Tie also offers a line of adhesives, mechanical anchors and powder actuated tools for concrete, masonry and steel.

The Company operates exclusively in the building products industry. The Company’s products are sold primarily throughout North America and Europe. Revenues have some geographic market concentration on the west coast of the United States. A portion of the Company’s business is therefore dependent on economic activity within this region and market.

Principles of Consolidation

The consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries. Investments in less than 50% owned affiliates are generally accounted for using either cost or the equity method. The Company consolidates all variable interest entities (VIEs) where it is the primary beneficiary. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and incentives, whether actual or estimated based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectibility is reasonably assured and pricing is fixed or determinable. The Company’s general shipping terms are F.O.B. shipping point, where title is transferred and revenue is recognized when the products are shipped to customers. When the Company sells F.O.B. destination point, title is transferred and the Company recognizes revenue on delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing aftermarket repair and maintenance and engineering activities, though significantly less than 1% of net sales and not material to the consolidated financial statements, are recognized as the services are completed. If the actual costs of sales returns, incentives, and discounts were to significantly exceed the recorded estimated allowance, the Company’s sales would be adversely affected.

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

Allowance for Doubtful Accounts

The Company assesses the collectibility of specific customer accounts that would be considered doubtful based upon the customer’s financial condition, payment history, credit rating and other factors that the Company considers relevant, or accounts that the Company assigns for collection. The Company reserves for the portion of those outstanding balances that the Company believes it is not likely to collect. Specifically, the Company reserves accounts receivable balances that are over 90 days outstanding. The Company also reserves 100% of the amount that it deems potentially uncollectible due to a customer’s bankruptcy or deteriorating financial condition. If the financial condition of the Company’s customers were to deteriorate, resulting in inability to make payments, additional allowances may be required.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value (market). Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

Raw materials and purchased finished goods for resale - principally valued at cost determined on a weighted average basis.

In-process products and finished goods – cost of direct materials and labor plus attributable overhead based on a normal level of activity.

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

Sales Incentive and Advertising Allowances

The Company records estimated reductions to revenues for sales incentives, primarily rebates for volume discounts, and allowances for co-operative advertising.

Allowances for Sales Discounts

The Company records estimated reductions to revenues for discounts taken on early payment of invoices by its customers.

Warranties

The Company provides product warranties for specific product lines and accrues for estimated future warranty costs, none of which has been material to the consolidated financial statements, in the period in which the sale is recorded.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Major renewals and betterments are capitalized. Maintenance and repairs are expensed on a current basis. When assets are sold or retired, their costs and accumulated depreciation are removed from the accounts, and the resulting gains or losses are reflected in the consolidated statements of operations.

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

Product Research and Development Costs

Product research and development costs, which are included in cost of sales and were charged against income as incurred, were $4.9 million, $4.5 million and $4.1 million in 2005, 2004 and 2003, respectively. The types of costs included as Product Research and Development expenses are typically related to salaries and benefits and supplies. The Company amortizes acquired patents over their remaining lives and performs periodic reviews for impairment. The cost of internally developed patents are expensed as incurred.

Tooling Costs

Tool and die costs are included in product costs in the year incurred.

Shipping and Handling Costs

The Company’s general shipping terms are F.O.B. shipping point. Shipping and handling costs are included in product costs in the year incurred.

Advertising Costs

Advertising costs are included in selling expenses, are expensed when the advertising occurs, and were $10.1 million, $9.1 million and $7.9 million in 2005, 2004 and 2003, respectively.

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

Common Stock

Subject to the rights of holders of any preferred stock that may be issued in the future, holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors (the “Board”) out of legally available funds, and in the event of liquidation, dissolution or winding-up of the Company, to share ratably in all assets available for distribution. The holders of common stock have no preemptive or conversion rights. Subject to the rights of any preferred stock that may be issued in the future, the holders of common stock are entitled to one vote per share on any matter submitted to a vote of the stockholders, except that, subject to compliance with pre-meeting notice and other conditions pursuant to the Company’s Bylaws, stockholders may cumulate their votes in an election of directors, and each stockholder may give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of shares held by such stockholder or may distribute such stockholder’s votes on the same principle among as many candidates as such stockholder thinks fit. There are no redemption or sinking fund provisions applicable to the common stock.

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

The Rights will expire on July 29, 2009, or they may be redeemed by the Company at one cent per Right prior to that date. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company. One million shares of the Company’s preferred stock have been designated Series A Participating preferred stock and reserved for issuance on exercise of the Rights. No event during 2005 made the Rights exercisable.

Existing loan agreements require the Company to maintain tangible net worth of $250.0 million plus 50% of net profit after taxes for each fiscal year. This requirement may limit the amount that the Company may pay out as dividends on the common stock. As of December 31, 2005, the Company had $206.8 million available for the payment of dividends under these loan agreements.

In November 2005, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2006. This replaces the $50.0 million repurchase authorization from December 2004.

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

Net Income per Common Share

Basic net income per common share is computed based on the weighted average number of common shares outstanding. Potentially dilutive shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Years ended December 31,
	2005			2004			2003
		Weighted			Weighted			Weighted
	Net	Average	Per	Net	Average	Per	Net	Average	Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$98,394	48,081	$2.05	$81,508	48,052	$1.70	$60,562	49,144	$1.23

Effect of Dilutive Securities
Stock options	—	525	(0.03)	—	867	(0.03)	—	847	(0.02)

Diluted EPS
Income available to common stockholders	$98,394	48,606	$2.02	$81,508	48,919	$1.67	$60,562	49,991	$1.21

For the year ended December 31, 2005, 63 thousand shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Comprehensive Income

Comprehensive income, which is included in the consolidated statement of stockholders’ equity, is defined as net income plus other comprehensive income. Other comprehensive income includes changes in foreign currency translation adjustments recorded directly into stockholders’ equity and changes in net unrealized gains on available-for-sale investments.

The components of accumulated other comprehensive income as of December 31, 2005 and 2004, are as follows:

	December 31,
	2005	2004

Foreign currency translation adjustments, net of tax of $1.3 million in 2005	$6,774	$13,473
Change in net unrealized gains or losses on available-for-sale investments	—	(58)

Accumulated other comprehensive income	$6,774	$13,415

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in U.S. Treasury securities, money market instruments and other fixed income instruments and trade accounts receivable. The Company maintains its cash in demand deposit and money market accounts held primarily by four banks.

Accounting for Stock-Based Compensation

The Company maintains two stock option plans under which the Company may grant incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. Non-qualified stock options have been granted with exercise prices at or above the fair market value on the date of grant. Options vest and expire according to terms established from time to time pursuant to the option plans by the Compensation Committee or the Board of Directors.

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

Had compensation cost for the Company’s stock options been recognized based on the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123 (see Note 13), as amended by SFAS No. 148, the Company’s net income and earnings per share would have been as follows:

	Years Ended December 31,
	2005	2004	2003

Net income, as reported	$98,394	$81,508	$60,562
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,712	2,756	939
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	3,740	2,805	1,297
Pro forma	$98,366	$81,459	$60,204

Earnings per share
Basic, as reported	$2.05	$1.70	$1.23
Basic, pro forma	2.05	1.70	1.23

Diluted, as reported	$2.02	$1.67	$1.21
Diluted, pro forma	2.02	1.67	1.20

Under the 1994 Stock Option Plan, no more than 16 million shares of common stock may be sold (including shares already sold) pursuant to all options granted under the Option Plan. Under the 1995 Independent Director Stock Option Plan, no more than 320 thousand shares of common stock may be sold (including shares already sold) pursuant to all options granted under the Independent Director Plan. Options granted under either plan typically vest evenly over four years and have seven-year terms.

For purposes of the fair value analysis, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2002: risk-free interest rate of 4.01%,; no dividend yield; expected lives of 6.2 years; and volatility of 29.2%. The weighted average fair value per share of options granted for 2002 was $6.17. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

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

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment (Revised 2004),” which revised SFAS No. 123 to require companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. While the Company currently accounts for stock options on a fair-value basis, additional changes will be required, such as those affecting cash flow presentation whereby excess tax benefits from the exercise of stock options will be presented in the consolidated statements of cash flows as a financing activity rather than an operating activity, as currently presented. SFAS No. 123R will be effective in the first quarter of 2006. The Company will use the modified prospective application approach as the transition method. Management does not believe that the adoption of SFAS No. 123R will have a material effect on the Company’s financial position, results of operations or total cash flows.

Under the 1994 Stock Option plan, the Company allows for full vesting on retirement if the employee becomes “retirement eligible” on reaching age sixty. Currently, stock-based employee compensation expense is recorded over the nominal vesting period and if a retirement eligible employee retires before the end of the vesting period, the Company records an expense for any unrecognized compensation cost at the date of retirement (the “nominal vesting period approach”). The nominal vesting period is four years of service subsequent to the grant date. The “non-substantive vesting period approach” specifies that awards, in substance, become vested when the employee’s retention of the award is no longer contingent on providing service. Under this approach, the unrecorded compensation cost is expensed when that condition is met even if the employee continues providing service to the Company. This would be the case for existing grants when an employee becomes retirement eligible as well as when a retirement eligible employee is granted an award. On adoption of SFAS No. 123R in the first quarter of 2006, the

Company will adopt the non-substantive vesting period approach for new grants that have retirement eligibility provisions. The after-tax effect on net income of applying the nominal vesting period approach versus the non-substantive vesting period approach is as follows:

	Years Ended December 31,
	2005	2004	2003

Stock-based compensation expense, net of tax:
Nominal vesting period approach	$3,712	$2,756	$939
Non-substantive vesting period approach	(3,717)	(3,130)	(1,088)
Effect on net income	$(5)	$(374)	$(149)

Adoption of Statements of Financial Accounting Standards

In July 2001, the FASB issued SFAS Statement No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized against earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have finite lives will continue to be amortized over their useful lives. SFAS Statement No. 142 was effective for the Company’s fiscal year that began January 1, 2002.

The Company reviews for impairment its indefinite lived intangible assets annually, in the fourth quarter of each year, and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142. SFAS No. 142 requires that management perform a two-step impairment test on goodwill. In the first step, management compares the fair value of each reporting unit to its carrying value. The fair value calculation uses a discounted cash flow model approach over a fifteen-year period. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, a second step of the impairment test must be performed to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment charge equal to the difference between the implied fair value of the goodwill and the carrying cost would be reported.

Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is a judgment involving significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. The Company bases its fair value estimates on assumptions that management believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company’s annual goodwill impairment analysis did not result in an impairment charge in 2005 or 2004.

The changes in the carrying amount of goodwill not subject to amortization as of December 31, 2004 and 2005, are as follows:

		Accumulated	Net
	Goodwill	Amortization	Goodwill

Balance at January 1, 2004	$26,841	$(3,185)	$23,656
Goodwill acquired	18,776	—	18,776
Foreign exchange	1,947	—	1,947
Balance at December 31, 2004	47,564	(3,185)	44,379
Reclassification to customer relationships	(371)		(371)
Foreign exchange	(1,327)	—	(1,327)
Balance at December 31, 2005	$45,866	$(3,185)	$42,681

All of the Company’s goodwill is associated with the connector products operating segment.

The total gross carrying amount and accumulated amortization of intangible assets subject to amortization at December 31, 2005, were $16.1 million and $5.0 million, respectively. The aggregate amount of amortization expense for the year ended December 31, 2005, was $2.5 million.

The changes in the carrying amount of patents, unpatented technologies and non-compete agreements and other intangible assets subject to amortization as of December 31, 2004 and 2005, which are included in other non current assets, are as follows:

		Accumulated
	Patents	Amortization	Net Patents

Balance at January 1, 2004	$3,277	$(1,291)	$1,986
Acquisitions	5,964	—	5,964
Amortization	—	(552)	(552)
Foreign exchange	39	—	39
Balance at December 31, 2004	9,280	(1,843)	7,437
Reclassification to customer relationships	(565)	—	(565)
Amortization	—	(975)	(975)
Foreign exchange	(59)	—	(59)
Balance at December 31, 2005	$8,656	$(2,818)	$5,838

			Net
	Unpatented	Accumulated	Unpatented
	Technology	Amortization	Technology

Balance at January 1, 2004	$—	$—	$—
Acquisitions	4,611	—	4,611
Amortization	—	(192)	(192)
Balance at December 31, 2004	4,611	(192)	4,419
Reclassification to customer relationships	(776)	—	(776)
Amortization	—	(735)	(735)
Balance at December 31, 2005	$3,835	$(927)	$2,908

			Net
	Non-Compete		Non-Compete
	Agreements	Accumulated	Agreements
	and Other	Amortization	and Other

Balance at January 1, 2004	$1,596	$(212)	$1,384
Acquisitions	144	—	144
Amortization	—	(319)	(319)
Foreign exchange	77	—	77
Balance at December 31, 2004	1,817	(531)	1,286
Reclassification to customer relationships	(9)	—	(9)
Amortization	—	(356)	(356)
Foreign exchange	25	—	25
Balance at December 31, 2005	$1,833	$(887)	$946

			Net
	Customer	Accumulated	Customer
	Relationships	Amortization	Relationships

Balance at January 1, 2005	$—	$—	$—
Reclassification from other intangibles	1,721	—	1,721
Amortization	—	(417)	(417)
Foreign exchange	16	—	16
Balance at December 31, 2005	$1,737	$(417)	$1,320

At December 31, 2005, estimated future amortization of intangible assets is as follows:

2006	$2,315
2007	2,107
2008	1,894
2009	1,525
2010	643
Thereafter	2,528
$11,012

In March 2005, the FASB issued FASB Interpretation 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” This interpretation is effective for 2005 and subsequent years. It establishes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The adoption of FIN 47 did not have a material effect on the Company’s consolidated financial statements for the year ended December 31, 2005.

In June 2005, the FASB issued FASB Staff Position No. 143-1 (“FSP 143-1”), “Accounting for Electronic Equipment Waste Obligations”, which provides guidance under SFAS No. 143 with respect to European operations that has been adopted by the European Union. FSP 143-1 requires a commercial user to incur costs associated with the retirement of historical electrical equipment waste. FSP 143-1 became effective the later of June 8, 2005, or the date of the adoption of the law by the applicable EU-member country. The Company’s operations in Denmark are subject to the new FSP 143-1, the adoption of which did not have a material effect on the Company’s financial position, cash flows or results of operations for the year ended December 31, 2005.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment (Revised 2004),” which revised SFAS No. 123 to require companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. While the Company currently accounts for stock options on a fair value basis, additional changes will be required such as those affecting cash flow presentation whereby excess tax benefits from the exercise of stock options will be presented in the consolidated statements of cash flows as a financing activity rather than an operating activity, as currently presented. SFAS No. 123R will be adopted in the first quarter of 2006. The Company will use the modified prospective application approach as the transition method, and management does not believe that the adoption of SFAS No. 123R will have a material effect on the Company’s financial position, operations or total cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The requirements of SFAS Statement No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management has not determined the effect, if any, on the Company’s financial statements for its fiscal year ending December 31, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion 20 and FASB Statement No. 3.” This Statement will be effective for accounting changes and corrections of errors made in 2006 and subsequent years. In the absence of explicit transition requirements specific to the newly adopted accounting principle, it establishes, unless not practicable, retrospective application as the required method for reporting a change in accounting principle. Management does not believe that the adoption of SFAS No. 154 on January 1, 2006, will have a material effect on the Company’s consolidated financial statements for its fiscal year ending 2006.

In November 2005, the FASB issued FASB Staff Position No. 115-1 (“FSP 115-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosure about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Management does not believe FSP 115-1 will have a material effect on the Company’s consolidated financial statements.

2.                                       Acquisitions

In October 2004, the Company completed the acquisition of the assets of Quik Drive, U.S.A., Inc. and Quik Drive Canada, Inc. and 100% of the equity of Quik Drive Australia Pty. Limited (collectively “Quik Drive”). Quik Drive manufactures collated fasteners and fastener delivery systems which are marketed in the U.S., Canada, Australia and New Zealand. The purchase price, including post-closing adjustments, of the acquisition was $32.0 million in cash and $5.0 million in stock. The amounts of goodwill and intangible assets subject to amortization that resulted from this purchase are $18.8 million and $10.2 million, respectively (see Note 1). Tangible assets, including inventory and trade accounts receivable, accounted for the balance of the purchase price. The final purchase price allocation resulted in $1.7 million allocated to customer relationships from other categories of intangible assets and goodwill.

In April 2004, the Company’s Danish subsidiary acquired 100% of the shares of ATF Furrer Holz GmbH (“ATF”), in Switzerland, for $0.6 million. Substantially all of the purchase price was allocated to patents and goodwill (see Note 1). ATF distributes a line of hidden connectors in some European countries.

In May 2003, Simpson Strong-Tie Canada Limited, the Company’s wholly-owned Canadian subsidiary, completed the purchase of 100% of the equity of MGA Construction Hardware & Steel Fabricating Limited and MGA Connectors Limited, both Canadian federal corporations (collectively, “MGA”), for $9.8 million in cash. MGA manufactures and distributes connector products throughout Canada and portions of the United States. The amount of goodwill that resulted from this purchase was approximately $6.7 million.

Pro forma results of operations for the acquisitions have not been presented as the effect has not been significant for all periods presented.

3.                                       Trade Accounts Receivable

Trade accounts receivable consisted of the following:

	December 31,
	2005	2004

Trade accounts receivable	$105,940	$93,515
Allowance for doubtful accounts	(2,131)	(2,397)
Allowance for sales discounts	(2,188)	(1,311)
	$101,621	$89,807

The Company sells products on credit and generally does not require collateral. One customer accounted for 23% of trade accounts receivable as of December 31, 2005 (see Note 14).

4.                                       Inventories

The components of inventories consisted of the following:

	December 31,
	2005	2004

Raw materials	$65,163	$91,910
In-process products	30,207	22,235
Finished products	86,122	78,734
	$181,492	$192,879

5.                                       Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	December 31,
	2005	2004

Land	$21,720	$13,871
Buildings and site improvements	93,751	67,215
Leasehold improvements	5,945	6,838
Machinery and equipment	161,357	147,442
	282,773	235,366
Less accumulated depreciation and amortization	(135,570)	(121,610)
	147,203	113,756
Capital projects in progress	19,277	23,853
	$166,480	$137,609

Included in property, plant and equipment at December 31, 2005 and 2004, are fully depreciated assets with an original cost of $58.4 million and $47.5 million, respectively. These fully depreciated assets are still in use in the Company’s operations. Also included are land, buildings and building improvements of consolidated VIEs (see Note 16).

6.                                       Investments

The Company has a 35% investment in Keymark Enterprises, LLC (“Keymark”) (see Note 12), for which it accounts using the equity method. Keymark develops software that assists in the design and engineering of residential structures. The Company’s relationship with Keymark includes the specification of its products in the Keymark software. The Company has no obligation to make any additional future capital contributions. In 2001, the Company concluded that the carrying value of its investment in Keymark exceeded its fair value and therefore wrote down the value of its investment to zero. After three consecutive quarters of profitability in 2004, however, the Company began recording its share of Keymark’s 2005 profits. As of December 31, 2005, the carrying value of undistributed earnings of this investment was $244 thousand, which is included in the Company’s consolidated retained earnings. During 2005, Keymark distributed $40 thousand to the Company.

Available-For-Sale Investments

As of December 31, 2005, the Company’s available-for-sale investments had either matured or were redeemed. Prior to that, the Company’s investments in all debt securities were classified as available-for-sale investments. As of December 31, 2004, the Company’s investments were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2004
Debt investments Municipal bonds	$17,090	$—	$58	$17,032

Of the total estimated fair value of debt securities, $17.0 million were classified as short-term investments as of December 31, 2004.

7.                                       Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2005	2004

Sales incentive and advertising accruals	$20,249	$17,757
Labor related liabilities	4,416	2,972
Vacation liability	3,993	3,723
Dividend payable	3,867	2,399
Other	6,551	929
	$39,076	$27,780

8.                                       Debt

The outstanding debt at December 31, 2005 and 2004, and the available credit at December 31, 2005, consisted of the following:

	Available on
	Credit Facility	Debt Outstanding
	at December 31,	at December 31,
	2005	2005	2004

Revolving line of credit, interest at bank’s base rate less 0.5% (at December 31, 2005, the bank’s base rate less 0.5% was 6.75%), matures November 2006, commitment fees payable at the annual rate of 0.125% on the unused portion of the facility	$13,800	$—	$—

Revolving term commitment, interest at bank’s prime rate less 0.5% (at December 31, 2005, the bank’s prime rate less 0.5% was 6.75%), matures October 2007, commitment fees payable at the annual rate of 0.125% on the unused portion of the facility	9,200	—	—

Revolving line of credit, interest at the bank’s base rate plus 2% (at December 31, 2005, the bank’s base rate plus 2% was 6.50%), expires September 2006	1,191	—	—

Revolving lines of credit, interest rates between 2.887% and 4.50%, expirations through August 2006	4,995	—	—

Term loan, interest at 7.70%, collateralized by real estate, matures November 2007	—	1,941	—

Term loan, interest at bank’s base rate plus 1.65% (at December 31, 2005, the bank’s base rate plus 1.65% was 6.177%), collateralized by real estate, matures March 2006	—	1,691	—

Term loan, interest at LIBOR plus 1.375% (at December 31, 2005, LIBOR plus 1.375% was 5.625%), matures May 2008	—	750	1,050

Term loans, interest rates from 2.94% to 5.50%, maturities between 2006 and 2018	—	732	1,926
	29,186	5,114	2,976
Less current portion		(2,186)	(579)
		$2,928	$2,397
Available credit	$29,186

The revolving lines of credit are guaranteed by the Company and its subsidiaries. The Company is in compliance with the various loan covenants that govern its ability to borrow under its lines of credit. The covenants include a material adverse change clause which would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations. The Company’s outstanding debt includes $3.6 million in non-recourse loans that were payable by its consolidated variable interest entities (see Note 16).

The total interest expense for the years ended December 31, 2005, 2004 and 2003, was $194 thousand, $364 thousand and $378 thousand, respectively. Interest expense includes interest, maintenance fees and bank charges. The amount of capitalized interest for the years ended December 31, 2005, 2004 and 2003, was $195 thousand, $302 thousand and $303 thousand, respectively.

At December 31, 2005, estimated future maturities of long-term debt are as follows:

2006	$2,186
2007	2,357
2008	302
2009	150
2010	24
Thereafter	95
$5,114

9.                                       Commitments and Contingencies

Leases

Certain properties occupied by the Company are leased. The leases expire at various dates through 2014 and generally require the Company to assume the obligations for insurance, property taxes and maintenance of the facilities.

Some of the properties are leased from partnerships formed by current and former Company stockholders, directors, officers and employees. Rental expenses under these related party leases were as follows:

	Years Ended December 31,
	2005	2004	2003

Doolittle Investors	$368	$368	$368
Vacaville Investors	483	479	455
Vicksburg Investors	—	—	64
Columbus Westbelt Investment Co.	156	626	626
	$1,007	$1,473	$1,513

Rental expense for 2005, 2004 and 2003 with respect to all other leased property was approximately $5.6 million, $4.3 million and $4.5 million, respectively. As of December 31, 2005, the Company has entered into agreements to purchase the properties that it currently leases from Doolittle Investors and Vacaville Investors for $5.0 million and $5.7 million, respectively. The transactions are expected to be completed in March 2006 and January 2008, respectively. In May 2005, the Company completed the purchase, for $4.1 million, of the facility that it previously leased from Columbus Westbelt Investment Co. Since both Doolittle Investors and Vacaville Investors are consolidated VIEs, the future minimum lease payments associated with those leases have been excluded from the table below.

At December 31, 2005, minimum rental commitments under all noncancelable leases are as follows:

2006	$6,314
2007	5,997
2008	4,120
2009	4,379
2010	1,912
Thereafter	2,106
$24,828

Some of these minimum rental commitments that involve the related parties described above and in Note 12 contain renewal options and provide for periodic rental adjustments based on changes in the consumer price index or current market rental rates.

The nominal term of Simpson Strong-Tie International Inc.’s (“SSTI’s”) lease in the United Kingdom is 25 years but includes an option to terminate without penalty in either the fifteenth or twentieth year on one year written notice by SSTI. Future minimum rental payments associated with the first 15 years of this lease are included in minimum rental commitments in the table above.

Employee Relations

Approximately 20% of the employees are represented by labor unions and are covered by collective bargaining agreements. Two of the Company’s collective bargaining agreements cover the Company’s sheetmetal and maintenance workers and its tool and die craftsmen in Brea. These two contracts expire in June 2007 and February 2008, respectively. Two other contracts, covering tool and die personnel and sheetmetal workers in San Leandro, expire in June 2007. The Company’s Stockton, California, facility is also a union facility. The collective bargaining agreements at this facility expire in September 2007.

Environmental

The Company’s policy with regard to environmental liabilities is to accrue for future environmental assessments and remediation costs when information becomes available that indicates that it is probable that the Company is liable for any related claims and assessments and the amount of the liability is reasonably estimable.

At one of the Company’s operating facilities, evidence of contamination resulting from activities of prior occupants was discovered. The Company took remedial actions at the facility in 1990 and continues to monitor the condition of this property. The Company does not believe that any further action will be required or that this matter will have a material adverse effect on its financial condition, cash flows or results of operations.

Litigation

From time to time, the Company is involved in litigation that it considers to be in the normal course of its business. No such litigation within the last five years resulted in any material loss. The Company is not engaged in any legal proceedings as of the date hereof, which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Litigation is, however, subject to inherent uncertainties and it is possible that actual results could differ.

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

10.                                 Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
	2005	2004	2003

Current
Federal	$51,388	$41,656	$32,352
State	8,395	7,845	5,939
Foreign	1,976	948	665
Deferred
Federal	$(3,550)	$(355)	$(446)
State	(354)	—	—
Foreign	(685)	—	—
	$57,170	$50,094	$38,510

Income before income taxes for the years ended December 31, 2005, 2004 and 2003, consisted of the following:

	Years Ended December 31,
	2005	2004	2003

Domestic	$149,222	$128,325	$99,871
Foreign	6,342	3,277	(799)
	$155,564	$131,602	$99,072

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes are as follows:

	Years Ended December 31,
	2005	2004	2003

Federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.5%	3.4%	3.6%
Other	(1.7)%	(0.3)%	0.3%
Effective income tax rate	36.8%	38.1%	38.9%

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 2005, 2004 and 2003, were as follows:

	December 31,
	2005	2004	2003

Current deferred tax assets (liabilities)
State tax	$2,994	$2,682	$1,896
Workers’ compensation	1,284	1,089	953
Health claims	394	304	934
Vacation accrual	1,051	974	874
Accounts receivable allowance	660	772	558
Inventories	3,176	2,279	2,176
Sales incentive and advertising allowances	981	562	329
Other	(452)	147	101
	$10,088	$8,809	$7,821

Long-term deferred tax assets (liabilities)
Depreciation	$(944)	$(1,371)	$1,154
Goodwill and other intangibles amortization	(82)	160	585
Deferred compensation related to stock options	4,204	2,186	555
State tax credit carry forward	534	551	82
Other	(239)	(53)	(239)
	$3,473	$1,473	$2,137

The total deferred tax assets for the years ended December 31, 2005, 2004 and 2003, were $16.7 million, $12.5 million and $10.8 million, respectively. The total deferred tax liabilities for the years ended December 31, 2005, 2004 and 2003, were $3.1 million, $2.2 million and $0.8 million, respectively.

The Company does not provide for U.S. federal income taxes on the undistributed earnings of its international subsidiaries because such earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At December 31, 2005 and 2004, the Company had not provided federal income taxes on undistributed earnings of $2.9 million and $0.7 million, respectively, from its international subsidiaries. At December 31, 2003, the Company did not have undistributed earnings from its international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. These taxes may be partially offset by U.S. foreign tax credits. Determination of the related amount of unrecognized deferred U.S. income taxes is not practicable because of the complexities associated with this hypothetical calculation. U.S. federal income taxes are provided on the earnings of the Company’s foreign branches, which are included in the U.S. federal income tax return.

The American Jobs Creation Act of 2004 (“AJCA”), enacted on October 22, 2004, includes provisions for the phase-out of the extraterritorial income exclusion, replacing it with a phased-in deduction for companies that pay income taxes on manufacturing activities in the U.S. The new manufacturing deduction allows a deduction from taxable income of up to 9% of qualified income from domestic production activities. The deduction is phased in over a six-year period, from 3% in 2005 to 9% in 2010. The AJCA also creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. On December 21, 2004, the FASB issued two FASB Staff Positions (“FSPs”) regarding the accounting implications of the AJCA related to (1) the manufacturing deduction for qualified domestic production activities and (2) the one-time tax benefit for the repatriation of foreign earnings. The FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes.” The FASB also confirmed, that on deciding that some amount of earnings will be repatriated, a company must record in that period the associated tax liability. The guidance in the FSPs applies to consolidated financial statements for periods ending after the date the AJCA was enacted. The Company expects that the tax benefits realizable from the manufacturing deduction should exceed the loss of tax benefits due to the phase out of the extraterritorial income exclusion. The Company further decided not to utilize the tax benefit for the repatriation of foreign earnings, in view of the management’s current opinion that undistributed earnings of the Company’s international subsidiaries will be reinvested indefinitely.

11.                                 Retirement Plans

The Company has six defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. Two of the plans, covering U.S. employees, provide for annual contributions in amounts that the Board of Directors may authorize, subject to certain limitations, but in no event more than the amounts permitted under the Internal Revenue Code as deductible expense. The other four plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2005, 2004 and 2003, was $8.2 million, $7.4 million and $6.3 million, respectively.

The Company also contributes to various industry-wide, union-sponsored pension funds, for hourly employees who are members of a union. Payments to these funds aggregated $3.2 million, $2.2 million and $2.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

12.                                 Related Party Transactions

In 2003, the Company purchased 1.0 million shares of its common stock for $23.5 million from the Simpson PSB Fund to offset the dilution of stock options granted in 2003. The Chairman and the President and Chief Executive Officer of the Company, who are directors and significant stockholders of the Company, serve as directors and officers of the Simpson PSB Fund (a charitable organization). The price per share was $23.525, which was $0.25 less than the closing price on the day before the transaction. The independent members of the Board of Directors unanimously approved this transaction.

In 2003, the Company paid $0.5 million for an additional 5% ownership interest in Keymark. The Company owns 35% of Keymark (see Note 6).

In 2003, the Company’s Chief Executive Officer leased an airplane that is managed by a charter company unrelated to the Company. The Company pays the charter company standard hourly rates when this airplane is hired for use by its Chief Executive Officer in travel between his home and Company offices or by him and other Company employees in travel on Company business. As lessee of the airplane, the Company’s Chief Executive Officer is also responsible for its maintenance and receives a portion of each payment to the charter company for its use, whether by the Company or others. The total cost to the Company for this and other airplanes that are used, including $22 thousand, $29 thousand and $35 thousand paid to the Company’s Chief Executive Officer for compensation for the years ended 2005, 2004 and 2003, respectively, was $260 thousand, $380 thousand and $352 thousand in 2005, 2004 and 2003, respectively. The independent members of the Board of Directors unanimously approved this arrangement. The Company computes the compensation cost of the use of airplanes using the Standard Industrial Fare Level (“SIFL”) tables prescribed under applicable Internal Revenue Service regulations.

In 2004 and 2003, the Company paid $4 thousand and $90 thousand, respectively, to Barclay Simpson Fine Arts, an art gallery owned by the Company’s Chairman, for artwork to decorate the Company’s offices. The independent members of the Board of Directors unanimously approved these purchases after a review of an independent appraisal and a review of the cost of comparable artwork.

In December 2004, the Company made a donation in the amount of $5 thousand to the African American Experience Fund of the National Park Foundation, whose Chairman is Barry Lawson Williams, a director of the Company.

In January 2005, Michael Petrovic was appointed as an officer of Simpson Strong-Tie Canada, Limited (“SSTC”), a wholly-owned subsidiary of Simpson Strong-Tie. Mr. Petrovic was an owner of MGA, which SSTC acquired in 2003, and is a co-lessor of the property that SSTC leases in Maple Ridge, British Columbia. SSTC estimates that it will pay $160 thousand per year to lease the property from Mr. Petrovic and his associates. The lease expires in 2007.

In February 2005, the Company paid $50 thousand to the California College of the Arts (“CCA”) to sponsor the development of a unique interdisciplinary course. The Company’s Chairman, Barclay Simpson, is the Vice Chairman of CCA’s Board of Trustees. The independent members of the Board of Directors approved the sponsorship of this course.

In May 2005, the Company completed the purchase, for $4.1 million, of the property that it previously leased from a related party in Columbus, Ohio, and is expanding this facility on land adjacent to that property. The transaction was unanimously approved by the independent members of the Company’s Board of Directors.

In July 2005, the Company entered into an agreement to purchase the Vacaville, California, property that it currently leases from a related party partnership, Vacaville Investors, which consists primarily of current and past employees and directors of the Company. The purchase price is $5.7 million and the transaction is expected to be completed in January 2008. The transaction was unanimously approved by the independent members of the Company’s Board of Directors (see Note 16).

In December 2005, the Company entered into an agreement to purchase the property in San Leandro, California, that it currently leases from a related party partnership, Doolittle Investors, which consists primarily of current and past employees and directors of the Company, for $5.0 million. The transaction is expected to close in the first quarter of 2006. The transaction was unanimously approved by the independent members of the Company’s Board of Directors (see Note 16).

See Note 9 regarding related party transactions involving Company leases.

13.                                 Stock Option and Stock Bonus Plans

The Company currently has two stock option plans. The Simpson Manufacturing Co. Inc., 1994 Stock Option Plan (the “1994 Plan”) is principally for the Company’s employees and the Simpson Manufacturing Co., Inc., 1995 Independent Director Stock Option Plan (the “1995 Plan”) is for the Company’s independent directors. Participants are granted options only if the company-wide and/or profit center operating goals, established by the Compensation Committee of the Board of Directors at the beginning of the year, are met. During 2004, 2003 and 2002, the Company met most of the operating goals established for both of its stock option plans and granted options to purchase 0.5 million, 1.2 million and 1.0 million shares in 2005, 2004 and 2003, respectively. The Company has recognized after-tax expense totaling $3.7 million in 2005 for options granted in 2005, 2004 and 2003. The options have exercise prices ranging from $34.90 to $38.39 per share for the options granted in 2005, from $23.04 to $27.97 per share for the options granted in 2004, and from $16.45 to $18.10 per share for the options granted in 2003. In 2005, the Company met most of the operating goals established for both of its stock option plans and committed to grant options to purchase 0.5 million shares in 2006, with exercise prices ranging from $39.27 to $44.79 per share.

The following table summarizes the Company’s stock option activity for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
Non-Qualified Stock Options	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,803	$21.22	2,076	$17.54	1,434	$12.31
Granted	529	40.71	1,153	34.97	1,007	25.42
Exercised	(372)	11.00	(393)	9.61	(362)	7.62
Forfeited	(10)	29.71	(33)	19.13	(3)	14.73
Outstanding at end of year	2,950	22.46	2,803	21.22	2,076	17.54

The numbers of shares for which stock options were exercisable at the end of 2005, 2004 and 2003 were 1,659, 1,373 and 1,223, respectively.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2005.

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding	Remaining	Average	Outstanding	Average
	at December	Contractual	Exercise	at December	Exercise
Range of Exercise Prices	31, 2005	Life	Price	31, 2005	Price

$9.73 to $10.94	319	1.0 years	$10.89	319	$10.89
$12.75	24	2.0 years	12.75	24	12.75
$14.33	34	3.0 years	14.33	33	14.33
$16.45 to $18.10	938	4.0 years	16.46	654	16.46
$23.04 to $27.97	1,111	5.0 years	25.42	507	25.40
$34.90 to $38.39	524	6.0 years	34.94	122	35.03
$9.73 to $38.39	2,950	4.4 years	22.46	1,659	19.39

Black-Scholes option pricing model assumptions for options granted in 2006, 2005 and 2004:

Number		Risk					Weighted
of options		free					average
granted	Grant	interest	Dividend	Expected		Exercise	fair
(in thousands)	Date	rate	yield	life	Volatility	Price Range	value
1994 Plan
489	01/25/06	4.46%	0.79%	6.3 years	27.2%	$40.72 to $44.79	$13.68
515	01/01/05	3.87%	0.57%	6.4 years	28.0%	$34.90 to $38.39	$11.91
1,147	01/01/04	3.77%	—	6.4 years	29.1%	$25.43 to $27.97	$9.51

1995 Plan
5	02/15/06	4.46%	0.81%	6.3 years	27.2%	$39.27	$13.14
14	02/14/05	3.87%	0.57%	6.3 years	28.0%	$36.00	$12.18
6	02/14/04	3.77%	—	6.3 years	29.1%	$23.04	$8.54

The tax benefit to the Company from the exercise of stock options, a reduction of the Company’s income tax payable, was $3.8 million, $2.9 million and $1.8 million for 2005, 2004 and 2003, respectively.

The Company also maintains a Stock Bonus Plan whereby it awards shares to employees, who do not otherwise participate in one of the Company’s stock option plans. The number of shares awarded, as well as the period of service, are considered by the Compensation Committee of the Board of Directors, at its discretion. In 2005, 2004 and 2003, the Company committed to issue 6 thousand, 21 thousand and 17 thousand shares, respectively, which resulted in pre-tax compensation charges of $0.5 million, $1.1 million and $0.8 million, respectively. These employees are also awarded cash bonuses, which are included in this charge, to compensate for their income taxes payable as a result of the stock bonuses. For the past years, the shares were issued in the year following the year in which the employee reached his or her tenth anniversary.

14.                                 Segment Information

The Company is organized into two primary operating segments. The segments are defined by types of products manufactured, marketed and distributed to the Company’s customers. The two product segments are connector products and venting products. These segments are differentiated in several ways, including the types of materials, the production processes, the distribution channels and the product applications. Transactions between the two segments were immaterial for each of the years presented.

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of December 31, 2005, 2004 and 2003, or for the years then ended:

	Connector	Venting	Administrative &
2005	Products	Products	All Other	Total

Net sales	$752,216	$94,040	$—	$846,256
Income from operations	145,556	8,724	(551)	153,729
Depreciation and amortization	19,717	2,521	132	22,370
Capital expenditures and acquisitions	35,726	7,112	719	43,557
Total assets	457,071	68,395	134,249	659,715

	Connector	Venting	Administrative &
2004	Products	Products	All Other	Total

Net sales	$614,585	$83,468	$—	$698,053
Income from operations	121,208	10,672	(663)	131,217
Depreciation and amortization	16,291	2,125	29	18,445
Capital expenditures and acquisitions	79,144	4,627	183	83,954
Total assets	427,418	56,188	61,531	545,137

	Connector	Venting	Administrative &
2003	Products	Products	All Other	Total

Net sales	$473,608	$74,574	$—	$548,182
Income from operations	87,255	11,058	(240)	98,073
Depreciation and amortization	13,734	1,897	17	15,648
Capital expenditures and acquisitions	29,486	1,717	—	31,203
Total assets	272,917	38,628	150,147	461,692

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore has been included in the total assets of “Administrative and All Other.” Cash and short-term investment balances in the Administrative and All Other segment were $131.2 million, $47.0 million and $139.0 million as of December 31, 2005, 2004 and 2003, respectively.

The following table illustrates how the Company’s net sales and long-lived assets are distributed geographically as of December 31, 2005, 2004 and 2003, or for the years then ended.

	2005		2004		2003
	Net	Long-Lived	Net	Long-Lived	Net	Long-Lived
	Sales	Assets	Sales	Assets	Sales	Assets

United States	$733,748	$156,023	$600,962	$122,026	$467,148	$93,623
Denmark	40,834	4,781	36,799	6,228	37,630	6,375
United Kingdom	26,211	1,742	27,013	1,729	20,573	1,499
Canada	25,626	3,446	18,528	2,935	12,697	2,650
France	17,844	5,230	14,372	5,802	9,806	5,736
Other countries	1,993	101	379	33	328	20
	$846,256	$171,323	$698,053	$138,753	$548,182	$109,903

Net sales and long-lived assets, net of intangible assets, are attributable to the country where the operations are located.

Net sales of 17%, 18% and 11% in the years ended December 31, 2005, 2004 and 2003, respectively, were to one customer and were attributable mostly to the connector products segment. Most of the increase in net sales attributable to this customer from 2003 to 2004 was a result of its acquisition of another of the Company’s customers in mid-2004. The percentage of the Company’s net sales for 2004 has been computed as if the two customers were combined for all of 2004.

15.                                 Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for each of the quarters in 2005 and 2004:

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$203,897	$233,809	$224,334	$184,216	$167,742	$188,560	$181,835	$159,916
Cost of sales	130,630	144,126	135,537	119,700	103,736	110,959	107,385	95,337
Gross profit	73,267	89,683	88,797	64,516	64,006	77,601	74,450	64,579

Selling expense	17,260	15,679	15,501	15,878	16,262	14,223	15,338	13,046
General and administrative expense	23,266	27,282	27,434	22,278	20,358	24,723	23,611	22,267
Loss (gain) on sale of assets	80	(2,027)	(23)	(74)	(305)	59	(121)	(41)
Income from operations	32,661	48,749	45,885	26,434	27,691	38,596	35,622	29,307

Income in equity method Investment	61	54	95	73	—	—	—	—
Interest income (expense), net	955	373	131	91	127	150	(164)	273
Income before income taxes	33,677	49,176	46,111	26,598	27,818	38,746	35,458	29,580

Provision for income taxes	12,112	17,569	17,273	10,214	10,258	14,562	13,643	11,631
Net income	$21,565	$31,607	$28,838	$16,384	$17,560	$24,184	$21,815	$17,949

Net income per common share
Basic	$0.45	$0.66	$0.60	$0.34	$0.37	$0.51	$0.45	$0.37
Diluted	0.44	0.65	0.60	0.33	0.36	0.50	0.45	0.37

Cash dividends declared per common share	$0.08	$0.05	$0.05	$0.05	$—	$0.10	$0.05	$0.05

Included in the 2005 third quarter results is a gain of $2.0 million resulting from the sale, for $4.0 million, of the Company’s engineering laboratory in San Leandro, California. The laboratory has been relocated to the property in Pleasanton, California, that the Company purchased in May 2005.

16.                                 Consolidation of Variable Interest Entities

The Company currently leases two facilities from related-party partnerships (see Notes 9 and 12) whose primary purpose is to own and lease these properties to the Company. The partnerships do not have any other significant assets. These partnerships are considered VIEs under FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46(R)”). Although the Company does not have any direct ownership interests in the partnerships, it is required to consolidate the partnerships, as it is considered the primary beneficiary as interpreted by FIN 46(R). The Company became the primary beneficiary when it agreed to fixed price purchase options for the properties owned by Vacaville Investors and Doolittle Investors.

The real estate owned by the partnerships consist of land, buildings and building improvements and are pledged as collateral for mortgages which the lender has no recourse to the Company. The Company had no other off-balance sheet arrangements at December 31, 2005.

Noncash consolidation of the assets and liabilities of the VIEs for 2005 consisted of the following:

Assets
Land	$3,271
Buildings and site improvements	5,875
Capital projects in progress	(100)
Other noncurrent assets	(77)

Liabilities
Current portion of long-term debt	$1,727
Long-term debt, net of current portion	1,905

Minority interest	$5,337

17.                                 Subsequent Events

In January 2006, the Company’s Board of Directors declared a dividend of $0.08 per share, a total currently estimated at $3.9 million, to be paid on April 26, 2006, to stockholders of record on April 6, 2006.

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

for the years ended December 31, 2005, 2004 and 2003

		Column C
		Additions
	Column B	Charged	Charged		Column E
	Balance at	to Costs	to Other		Balance
Column A	Beginning	and	Accounts –	Column D	at End
Classification	of Year	Expenses	Write-offs	Deductions	of Year

Year Ended December 31, 2005
Allowance for doubtful accounts	$2,397	$(134)	$—	$132	$2,131
Allowance for obsolete inventory	4,592	1,113	—	306	5,399
Allowance for sales discounts	1,311	2,847	—	1,970	2,188

Year Ended December 31, 2004
Allowance for doubtful accounts	1,889	455	—	(53)	$2,397
Allowance for obsolete inventory	5,186	2,782	—	3,376	4,592
Allowance for sales discounts	755	2,589	—	2,033	1,311

Year Ended December 31, 2003
Allowance for doubtful accounts	1,741	562	—	414	1,889
Allowance for obsolete inventory	6,097	670	—	1,581	5,186
Allowance for sales discounts	386	2,143	—	1,774	755

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting. During the three months ended December 31, 2005, the Company made no changes to its internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 14, 2006, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2005, which will set forth certain information with respect to the directors and executive officers of the Registrant and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 14, 2006, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2005, which will set forth certain information with respect to executive compensation of the Registrant and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Certain information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 14, 2006, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2005, which will set forth certain information with respect to security ownership of certain beneficial owners and management of the Registrant and is incorporated herein by reference. The other information required by this Item appears under “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 14, 2006, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2005, which will set forth certain information with respect to certain relationships and related transactions of the Registrant and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 14, 2006, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2005, which will set forth certain information with respect to principal accountant fees and services and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)          The following documents are filed as part of this Annual Report:

1.               Consolidated financial statements

The following consolidated financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2004 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.               Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2005, is filed as part of this Annual Report:

Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2005, 2004 and 2003

All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)         Exhibits

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

Dated: March 2, 2006		Simpson Manufacturing Co., Inc.
(Registrant)

	By	/s/ Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
and Duly Authorized Officer
of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/ Thomas J Fitzmyers	President, Chief Executive	March 2, 2006
(Thomas J Fitzmyers)	Officer and Director

Chief Financial Officer:

/s/ Michael J. Herbert	Chief Financial Officer,	March 2, 2006
(Michael J. Herbert)	Treasurer and Secretary
(principal accounting and financial officer)

Directors:

/s/ Barclay Simpson	Chairman of the Board	March 2, 2006
(Barclay Simpson)

/s/ Jennifer A. Chatman	Director	March 2, 2006
(Jennifer A. Chatman)

/s/ Earl F. Cheit	Director	March 2, 2006
(Earl F. Cheit)

/s/ Stephen B. Lamson	President and Chief Operating	March 2, 2006
(Stephen B. Lamson)	Officer, Simpson Strong-Tie
Company Inc., and Director

/s/ Peter N. Louras	Director	March 2, 2006
(Peter N. Louras)

/s/ Robin G. MacGillivray	Director	March 2, 2006
(Robin G. MacGillivray)

/s/ Barry Lawson Williams	Director	March 2, 2006
(Barry Lawson Williams)