Form 10-Q
period 2006-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2006-05-05
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2006:            48,444,456

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	March 31,		December 31,
	2006	2005	2005

ASSETS
Current assets
Cash and cash equivalents	$129,575	$33,910	$131,203
Short-term investments	—	13,839	—
Trade accounts receivable, net	125,041	110,608	101,621
Inventories	192,741	190,049	181,492
Deferred income taxes	10,439	9,641	10,088
Other current assets	7,336	4,816	10,051
Total current assets	465,132	362,863	434,455

Property, plant and equipment, net	174,039	137,949	166,480
Goodwill	42,919	43,242	42,681
Equity method investment	100	73	244
Other noncurrent assets	15,842	16,611	15,855
Total assets	$698,032	$560,738	$659,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and current portion of long-term debt	$2,966	$1,715	$2,186
Trade accounts payable	40,167	35,139	29,485
Accrued liabilities	28,979	23,190	39,076
Income taxes payable	11,195	5,649	—
Accrued profit sharing trust contributions	9,236	2,705	7,721
Accrued cash profit sharing and commissions	12,944	8,580	10,229
Accrued workers’ compensation	3,312	2,594	3,262
Total current liabilities	108,799	79,572	91,959

Long-term debt, net of current portion	643	2,245	2,928
Other long-term liabilities	1,422	1,417	1,362
Total liabilities	110,864	83,234	96,249

Commitments and contingencies (Note 7)

Minority interest in consolidated variable interest entities	2,128	—	5,337

Stockholders’ equity
Common stock, at par value	484	480	483
Additional paid-in capital	99,342	83,038	94,398
Retained earnings	477,757	383,140	456,474
Accumulated other comprehensive income	7,457	10,846	6,774
Total stockholders’ equity	585,040	477,504	558,129
Total liabilities and stockholders’ equity	$698,032	$560,738	$659,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per share amounts, unaudited)

	Three Months Ended March 31,
	2006	2005

Net sales	$215,658	$184,216
Cost of sales	129,740	115,720
Gross profit	85,918	68,496

Operating expenses (income):
Research and development and other engineering	5,058	3,980
Selling	17,458	15,878
General and administrative	23,116	22,278
Loss (gain) on sale of assets	(2)	(74)
	45,630	42,062

Income from operations	40,288	26,434

Income (loss) in equity method investment, before tax	(143)	73
Interest income, net	887	91

Income before income taxes	41,032	26,598

Provision for income taxes	15,788	10,214
Minority interest	91	—

Net income	$25,153	$16,384

Net income per common share
Basic	$0.52	$0.34
Diluted	$0.51	$0.33

Cash dividends declared per common share	$0.08	$0.05

Number of shares outstanding
Basic	48,378	47,974
Diluted	49,134	48,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the three months ended March 31, 2005 and 2006 and the nine months ended December 31, 2005

(In thousands except per share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total
Balance, January 1, 2005	47,929	$479	$79,877	$369,154	$13,415	$462,925
Comprehensive income:
Net income	—	—	—	16,384	—	16,384
Other comprehensive income:
Change in net unrealized gains or losses on available-for-sale investments	—	—	—	—	—	—
Translation adjustment	—	—	—	—	(2,569)	(2,569)
Comprehensive income						13,815
Options exercised	46	1	601	—	—	602
Stock compensation	—	—	1,580	—	—	1,580
Tax benefit of options exercised	—	—	317	—	—	317
Cash dividends declared on Common stock ($0.05 per share)	—	—	—	(2,398)	—	(2,398)
Common stock issued at $34.91 per share	19	—	663	—	—	663
Balance, March 31, 2005	47,994	480	83,038	383,140	10,846	477,504
Comprehensive income:
Net income	—	—	—	82,010	—	82,010
Other comprehensive income:
Change in net unrealized gains or losses on available-for-sale investments	—	—	—	—	58	58
Translation adjustment	—	—	—	—	(4,130)	(4,130)
Comprehensive income						77,938
Options exercised	326	3	3,490	—	—	3,493
Stock compensation	—	—	4,293	—	—	4,293
Tax benefit of options exercised	—	—	3,526	—	—	3,526
Cash dividends declared on Common stock ($0.18 per share)	—	—	—	(8,676)	—	(8,676)
Common stock issued at $28.28 per share	2	—	51	—	—	51
Balance, December 31, 2005	48,322	483	94,398	456,474	6,774	558,129
Comprehensive income:
Net income	—	—	—	25,153	—	25,153
Other comprehensive income:
Translation adjustment, net of tax of $16	—	—	—	—	683	683
Comprehensive income						25,836
Options exercised	116	1	1,751	—	—	1,752
Stock compensation	—	—	2,018	—	—	2,018
Tax benefit of options exercised	—	—	946	—	—	946
Cash dividends declared on Common stock ($0.08 per share)	—	—	—	(3,870)	—	(3,870)
Common stock issued at $36.35 per share	6	—	229	—	—	229
Balance, March 31, 2006	48,444	$484	$99,342	$477,757	$7,457	$585,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$25,153	$16,384
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of assets	(2)	(74)
Depreciation and amortization	6,495	6,489
Deferred income taxes	(961)	(1,693)
Noncash compensation related to stock plans	1,840	1,680
Loss (income) in equity method investment	143	(73)
Tax benefit of options exercised	—	317
Excess tax benefit of options exercised	(894)	—
Provision for obsolete inventory	—	522
Provision for (recovery of) doubtful accounts	(80)	19
Minority interest	91	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(23,090)	(21,435)
Inventories	(10,745)	1,307
Trade accounts payable	6,739	2,926
Income taxes payable	14,816	10,765
Accrued profit sharing trust contributions	1,513	(4,312)
Accrued cash profit sharing and commissions	2,714	374
Other current assets	(3,527)	(1,910)
Accrued liabilities	(6,427)	(3,838)
Other long-term liabilities	(1,213)	(5)
Accrued workers’ compensation	50	(166)
Other noncurrent assets	27	(95)
Net cash provided by operating activities	12,642	7,182

Cash flows from investing activities
Capital expenditures	(9,502)	(6,410)
Acquisition of minority interest	(4,990)	—
Proceeds from sale of capital assets	27	94
Sales of available-for-sale investments	—	3,000
Net cash used in investing activities	(14,465)	(3,316)

Cash flows from financing activities
Line of credit borrowings	696	1,140
Repayment of debt and line of credit borrowings	(530)	(20)
Issuance of Company’s common stock	1,752	602
Excess tax benefit of options exercised	894	—
Dividends paid	(3,867)	(2,398)
Net cash used in financing activities	(1,055)	(676)

Effect of exchange rate changes on cash	1,250	(197)

Net increase (decrease) in cash and cash equivalents	(1,628)	2,993
Cash and cash equivalents at beginning of period	131,203	30,917
Cash and cash equivalents at end of period	$129,575	$33,910

Noncash capital expenditures	$3,749	$449
Dividends declared but not paid	$3,870	$2,398
Issuance of Company’s common stock for compensation	$229	$663

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

Principles of Consolidation

The consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries. Investments in less than 50% owned affiliates are generally accounted for using either cost or the equity method. The Company consolidates all variable interest entities where it is the primary beneficiary. All significant intercompany transactions have been eliminated.

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America have been condensed or omitted. These interim statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Simpson Manufacturing Co., Inc.’s (the “Company’s”) 2005 Annual Report on Form 10-K (the “2005 Annual Report”).

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

The following is a reconciliation of basic net income (earnings) per share (“EPS”), to diluted EPS:

	Three Months Ended, March 31, 2006			Three Months Ended, March 31, 2005
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$25,153	48,378	$0.52	$16,384	47,974	$0.34

Effect of Dilutive Securities
Stock options	—	756	(0.01)	—	960	(0.01)

Diluted EPS
Income available to common stockholders	$25,153	49,134	$0.51	$16,384	48,934	$0.33

For the three months ended March 31, 2006 and 2005, 60 thousand and 95 thousand shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

Accounting for Stock-Based Compensation

The Company maintains two stock option plans under which it may grant incentive stock options and non-qualified stock options, though the Company has granted only non-qualified stock options under these plans. The Simpson Manufacturing Co. Inc., 1994 Stock Option Plan (the “1994 Plan”) is principally for the Company’s employees and the Simpson Manufacturing Co., Inc., 1995 Independent Director Stock Option Plan (the “1995 Plan”) is for its independent directors. Stock options have been granted with exercise prices at or above the fair market value on the date of grant. Options vest and expire according to terms established at the grant date.

Under the 1994 Plan, no more than 16 million shares of common stock may be sold (including shares already sold) pursuant to all options granted under the 1994 Plan. Under the 1995 Plan, no more than 320 thousand shares of common stock may be sold (including shares already sold) pursuant to all options granted under the 1995 Plan. Options granted under the 1994 Plan typically vest evenly over the requisite service period of four years and have a term of seven years. The 1994 Plan provides for accelerated vesting if there is a change in control. Options granted under the 1995 Plan are fully vested on the date of grant.

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment (Revised 2004),” using the modified prospective application approach as the transition method. Prior periods are not restated under this method. The cash flow presentation changed whereby cash inflow from excess tax benefits from the exercise of stock options are presented in the consolidated statements of cash flows as a financing activity, where applicable, rather than as an operating activity, as previously presented. Prior to the adoption of SFAS 123R, since January 1, 2003, when the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and SFAS No. 123, “Accounting for Stock Based Compensation,” the Company accounted for stock options on a fair value basis and used the prospective method of applying SFAS No. 123 for the transition. As of January 1, 2006, the Company had no unvested options which were accounted for using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For the three months ended March 31, 2006 and 2005, the Company has recognized after-tax stock option expense of $1.1 million and $1.0 million, respectively. These amounts are included in cost of goods sold, selling, or general and administrative expenses, depending on the job function performed by the employee to whom the stock options were granted. At March 31, 2006, $0.2 million was included in finished goods inventory. The fair value of shares vested during the three months ended March 31, 2006 and 2005, was $2.0 million and $1.6 million, respectively. The Company received $1.8 million and $0.6 million in proceeds from the exercise of stock options in the three-month periods ended March 31, 2006 and 2005, respectively. The tax benefit to the Company from the exercise of stock options, a reduction of its income tax payable, was $0.9 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively. Shares of common stock issued on exercise of stock options under the plans are registered under the Securities Act of 1933.

The adoption of SFAS No. 123R had no material effect on the Company’s income from continuing operations, income before tax, net income, or net income per share. The adoption of SFAS No. 123R resulted in $0.9 million in additional cash flows from financing activities for the three months ended March 31, 2006, which were previously reported as cash flows from operating activities.

Had compensation cost for the Company’s stock options for all grants prior to January 1, 2003, been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, its net income and net income per share would have been as follows:

Three
Months Ended
March 31,
2005

Net income, as reported	$16,384
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	973
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards granted prior to January 1, 2003, net of related tax effects	980
Net income, pro forma	$16,377

Net income per share
Basic, as reported	$0.34
Basic, pro forma	0.34

Diluted, as reported	0.33
Diluted, pro forma	0.33

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Under the 1994 Stock Option plan, the Company allows for full vesting upon retirement if the employee becomes “retirement eligible” by reaching age sixty. Prior to the adoption of SFAS 123R, stock-based employee compensation expense was recorded over the nominal vesting period and if a retirement eligible employee retired before the end of the vesting period, the Company recorded unrecognized compensation cost at the date of retirement (the “nominal vesting period approach”). The nominal vesting period is four years of service subsequent to the grant date. The “non-substantive vesting period approach” specifies that awards, in substance, become vested when the employee’s retention of the award is no longer contingent on providing service. Under this approach, the unrecorded compensation cost is expensed when that condition is met even if the employee continues providing service to the Company. This would be the case for existing grants when an employee becomes retirement eligible as well as when a retirement eligible employee is granted an award. With the adoption of SFAS No. 123R on January 1, 2006, the Company adopted the non-substantive vesting period approach for new grants that have retirement eligibility provisions. The accounting treatment of options granted to retirement-eligible employees prior to the Company’s adoption of SFAS 123R has not changed and financial statements for periods prior to adoption have not been restated for the effects of adopting SFAS 123R. Therefore, the expense recorded in 2006 comprises stock options that vest under both the non-substantive period and the nominal vesting period approaches. In contrast, the 2005 expense was calculated using the nominal vesting period approach. The effect on net income of applying the nominal vesting period approach versus the non-substantive vesting period approach was not material to the Company’s results of operations for the three months ended March 31, 2006 and 2005.

Revision in Classification

Historically, the Company has reported research and development and other engineering expenses as a component of cost of sales because of the integration of these departments within the manufacturing environment. Upon analysis of the current production environment, the Company has determined that it is more appropriate to report these amounts as operating expenses. The Company has elected to conform the prior quarter’s condensed consolidated statement of operations with the current quarter’s presentation. Management has concluded that the effect of this revision in classification on the quarter ended March 31, 2005, which was an increase to gross margin by $4.0 million, was immaterial. The revision in classification had no effect on the Company’s consolidated income from operations, net income, net income per share, cash flows, or any balance sheet caption for any previous period. The Company believes this change enhances the transparency of its financial statements and is appropriate given the organizational changes that have occurred as the Company has grown.

2.                                       Trade Accounts Receivable, net

Trade accounts receivable consist of the following:

	At March 31,		At December 31,
	2006	2005	2005

Trade accounts receivable	$129,610	$114,835	$105,940
Allowance for doubtful accounts	(1,982)	(2,400)	(2,131)
Allowance for sales discounts and returns	(2,587)	(1,827)	(2,188)
	$125,041	$110,608	$101,621

3.                                       Inventories

The components of inventories consist of the following:

	At March 31,		At December 31,
	2006	2005	2005

Raw materials	$65,131	$77,753	$65,163
In-process products	26,778	23,212	30,207
Finished products	100,832	89,084	86,122
	$192,741	$190,049	$181,492

4.                                       Property, Plant and Equipment, net

Property, plant and equipment, net, consists of the following:

	At March 31,		At December 31,
	2006	2005	2005

Land	$21,589	$13,864	$21,720
Buildings and site improvements	101,030	66,627	93,751
Leasehold improvements	5,977	6,816	5,945
Machinery and equipment	163,030	148,265	161,357
	291,626	235,572	282,773
Less accumulated depreciation and amortization	(141,252)	(126,289)	(135,570)
	150,374	109,283	147,203
Capital projects in progress	23,665	28,666	19,277
	$174,039	$137,949	$166,480

Included in property, plant and equipment at March 31, 2006, and December 31, 2005, are land, buildings and building improvements of consolidated variable interest entities.

5.                                       Investments

Equity Method Investment

The Company has a 35% equity interest in Keymark Enterprises, LLC (“Keymark”), for which it accounts using the equity method. Keymark develops software that assists in the design and engineering of residential structures. The Company’s relationship with Keymark includes the specification of its products in the Keymark software. The Company has no obligation to make any additional future capital contributions, nor does it intend to provide additional funding, to Keymark. In 2001, after several quarters of losses, the Company concluded that the carrying value of its investment in Keymark exceeded its fair value and therefore wrote down the value of its investment to zero. After three consecutive quarters of profitability in 2004, however, the Company began recording its share of Keymark’s profits. During the quarter ended March 31, 2006, the Company recorded an equity loss of $0.2 million. As of March 31, 2006, the carrying value of this investment was $0.1 million.

Available-for-Sale Investments

There were no new investments made in the quarter-ended March 31, 2006. As of December 31, 2005, the Company’s available-for-sale investments had either matured or were redeemed. Prior to that, the Company’s investments in all debt securities were classified as available-for-sale investments. As of March 31, 2005, the Company’s investments, classified as short-term investments, were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At March 31, 2005
Debt investments Municipal bonds	$13,896	$—	$57	$13,839

6.                                       Debt

Outstanding debt at March 31, 2006 and 2005, and December 31, 2005, and the available credit at March 31, 2006, consisted of the following:

	Available	Debt Outstanding
	Credit at	at		at
	March 31,	March 31,		December 31,
	2006	2006	2005	2005

Revolving line of credit, interest at bank’s reference rate less 0.50% (at March 31, 2006, the bank’s reference rate less 0.50% was 7.25%), expires November 2006	$13,800	$—	$—	$—

Revolving term commitment, interest at bank’s prime rate less 0.50% (at March 31, 2006, the bank’s prime rate less 0.50% was 7.25%), expires October 2007	9,200	—	—	—

Revolving line of credit, interest at the bank’s base rate plus 2% (at March 31, 2006, the bank’s base rate plus 2% was 6.50%), expires September 2006	1,203	—	—	—

Revolving lines of credit, interest rates between 3.3206% and 4.50%, expirations through August 2006	4,409	705	1,150	—

Term loan, interest at 7.70%, collateralized by real estate, matures November 2007	—	1,932	—	1,941

Term loan, interest at bank’s base rate plus 1.65% (March 31, 2006, the bank’s base rate plus 1.65% was 6.177%), collateralized by real estate, matured March 2006	—	—	—	1,691

Term loan, interest at LIBOR plus 1.375% (at March 31, 2006, LIBOR plus 1.375% was 6.035%), matures May 2008	—	750	1,050	750

Term loans, interest rates between 4.00% and 5.50%, expirations between 2006 and 2018	—	222	1,760	732
	28,612	3,609	3,960	5,114
Less line of credit and current portion of long-term debt		(2,966)	(1,715)	(2,186)
Long-term debt, net of current portion		$643	$2,245	$2,928
Available credit	$28,612

The Company’s outstanding debt at March 31, 2006, includes $1.9 million for a non-recourse loan that was payable by its consolidated variable interest entity.

7.                                       Commitments and Contingencies

Note 9 to the consolidated financial statements in the Company’s 2005 Annual Report provides information concerning commitments and contingencies. From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The resolution of claims and litigation, however, is subject to inherent uncertainty and it is possible that such resolution could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

Corrosion, hydrogen enbrittlement, cracking, material hardness, wood pressure-treating chemicals, misinstallations, environmental conditions or other factors can contribute to failure of fasteners, connectors and tools. On occasion, some of the fasteners that the Company sells have failed, although the Company has not incurred any material liability resulting from those failures. The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions. The Company subjects its products to extensive testing, with results and conclusions published in Company catalogues and on its website (see www.strongtie.com/info). Based on test results to date, the Company believes that, generally, if its products are appropriately selected and installed in accordance with the Company’s guidance, they may be reliably used in appropriate applications.

In July 2005, the Company entered into an agreement to purchase a building in Vacaville, California, from a related party, which it consolidates as a variable interest entity (see Note 10 — “Consolidation of Variable Interest Entities”), for $5.7 million. The building is 125 thousand square feet and is currently used by the Company’s subsidiary, Simpson Dura-Vent. The Company has completed its due diligence and with the satisfaction of other customary conditions, the transaction was expected to close in January 2008. The transaction was unanimously approved by the independent members of the Company’s Board of Directors. In April 2006, the Company’s independent members of the Board of Directors authorized the Company to negotiate an accelerated closing date on the purchase of the facility. The Company has agreed to pay the remainder of the rent under the current lease associated with this building, estimated at the time of an anticipated June 2006 closing, to be $0.7 million.

8.                                       Stock Option Plans

The Company currently has two stock option plans (see Note 1 — “Accounting for Stock-Based Compensation”). The 1994 Plan is principally for its employees and the 1995 Plan is for its independent directors. Participants are granted stock options only if the company-wide and/or profit center operating goals, established by the Compensation Committee of the Board of Directors at the beginning of the year, are met.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on historical volatilities of the Company’s Common Stock measured monthly over the expected life of the option. The expected term of options granted is estimated based on the Company’s prior exercise experience and future expectations of the exercise and termination behavior of the grantees. The risk-free rate is based on the yield of U.S. Treasury zero-coupon bonds with maturities comparable to the expected life in effect at the time of grant. The dividend yield is based on the expected dividend rate on the grant date. Black-Scholes option pricing model assumptions for options granted in 2006 and 2005 are as follows:

Number		Risk							Weighted
of options		free							average
granted	Grant	interest	Dividend	Expected		Exercise			fair
(in thousands)	Date	rate	yield	life	Volatility	Price Range			value

1994 Plan
489	01/26/06	4.46%	0.79%	6.3 years	27.2%	$40.72	to	$44.79	$13.68
515	01/01/05	3.87%	0.57%	6.4 years	28.0%	$34.90	to	$38.39	$11.91

1995 Plan
5	02/15/06	4.46%	0.81%	6.3 years	27.2%			$39.27	$13.14
14	02/14/05	3.87%	0.57%	6.3 years	28.0%			$36.00	$12.18

The following table summarizes the Company’s stock option activity for the quarter ended March 31, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Non-Qualified Stock Options	Shares	Price	Life	Value

Outstanding at January 1, 2006	2,950	$22.46
Granted	494	40.71
Exercised	(116)	15.08
Forfeited	(8)	22.62
Outstanding at March 31, 2006	3,320	$25.41	4.6	$59,370
Exercisable at March 31, 2006	1,763	$20.46	3.8	$40,281

The intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, was $2.9 million and $1.0 million, respectively.

A summary of the status of unvested options as of March 31, 2006, and changes during the three months ended March 31, 2006, are presented below:

		Weighted-
		Average
		Grant-Date
Unvested Options	Shares	Fair Value

Unvested at January 1, 2006	1,291	$9.52
Granted	494	13.67
Vested	(220)	9.23
Forfeited	(8)	10.83
Unvested at March 31, 2006	1,557	$10.87

As of March 31, 2006, there was $15.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 2.7 years. Options granted under the 1995 Plan are fully vested and expensed to income on the date of grant.

9.                                       Segment Information

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended March 31,
	2006	2005
Net Sales
Connector products	$195,766	$166,993
Venting products	19,892	17,223
Total	$215,658	$184,216

Income from Operations
Connector products	$40,596	$26,782
Venting products	74	65
Administrative and all other	(382)	(413)
Total	$40,288	$26,434

			At
	At March 31,		December 31,
	2006	2005	2005
Total Assets
Connector products	$493,173	$442,471	$457,071
Venting products	67,063	59,225	68,395
Administrative and all other	137,796	59,042	134,249
Total	$698,032	$560,738	$659,715

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent and short-term investment balances in the “Administrative and all other” segment were $121.9 million, $47.0 million, and $121.4 million, as of March 31, 2006 and 2005, and December 31, 2005, respectively.

10.                                 Consolidation of Variable Interest Entities

The Company currently leases a facility from a related-party partnership whose primary purpose is to own and lease this property to the Company. The partnership does not have any other significant assets. This partnership is considered a variable interest entity under FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46(R)”). Although the Company does not have a direct ownership interest in the partnership, it is required to consolidate the partnership, as it is considered the primary beneficiary as interpreted by FIN 46(R). The Company became the primary beneficiary when it agreed to a fixed price purchase option for the property owned by Vacaville Investors.

The real estate owned by the partnership consists of land, buildings and building improvements, which are pledged as collateral for a mortgage under which the lender has no recourse to the Company. The Company had no other off-balance sheet arrangements at March 31, 2006. The Company acquired a facility in March 2006, which was owned by a related-party partnership and which was consolidated as a variable interest entity as of December 31, 2005.

Noncash consolidation of the assets and liabilities of the variable interest entities at March 31, 2006 and December 31, 2005, consisted of the following:

	At	At
	March 31,	December 31,
	2006	2005
Assets
Cash	$80	$—
Land	1,162	3,271
Buildings and site improvements, net of depreciation	2,965	5,875
Capital projects in progress	(100)	(100)
Other noncurrent assets	(47)	(77)

Liabilities
Current portion of long term debt	$1,932	$1,727
Long term debt, net of current portion	—	1,905

Minority interest	$2,128	$5,337

The amount of rent expense for the properties owned by the variable interest entities during the quarter ended March 31, 2006, was $0.2 million. In March 2006, the Company completed the purchase, for $5.0 million, of the facility that it previously leased from a related party and consolidated variable interest entity in San Leandro, California. The transaction was unanimously approved by the independent members of the Company’s Board of Directors.

11.                                 Subsequent Events

In April 2006, the Company’s Board of Directors declared a dividend of $0.08 per share, a total of $3.9 million, to be paid on July 27, 2006, to stockholders of record on July 6, 2006.

In April 2006, the independent members of the Company’s Board of Directors unanimously authorized the Company to negotiate to accelerate the closing date from January 2008 to June 2006 for the purchase of the facility in Vacaville, California (See Note 10 – “Consolidation of Variable Interest Entities”). The Company has agreed to pay the remainder of the rent under the current lease associated with this building, estimated at the time of an anticipated June 2006 closing, to be $0.7 million, in addition to the purchase price of $5.7 million.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 2006 and 2005. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended March 31, 2006, Compared with the Three Months Ended March 31, 2005

Net sales increased 17.1% to $215.7 million in the first quarter of 2006 as compared to net sales of $184.2 million for the first quarter of 2005. Net income increased 53.5% to $25.2 million for the first quarter of 2006 as compared to net income of $16.4 million for the first quarter of 2005. Diluted net income per common share was $0.51 for the first quarter of 2006 as compared to $0.33 for the first quarter of 2005.

In the first quarter of 2006, sales growth occurred throughout North America. Sales were down in continental Europe and sales in the UK were flat for the quarter. The growth rates in the United States were highest in the southern, midwestern and western regions, not including California. Simpson Strong-Tie’s first quarter sales increased 17.2% over the same quarter last year, while Simpson Dura-Vent’s sales increased 15.5%. Contractor distributors were the fastest growing Simpson Strong-Tie sales channel while sales to homecenters were up only slightly. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Seismic and high wind products and engineered wood products had the highest percentage growth rates in sales. Anchor systems sales also showed solid growth during the first quarter of 2006 compared to the first quarter in 2005. Sales of Simpson Strong-Tie’s Strong-Wall product line were up slightly as compared to the first quarter of 2005. Sales of Simpson Dura-Vent’s pellet vent and chimney product lines increased significantly in the first quarter of 2006. Sales of its gas vent products increased slightly. The Company believes that the sales increases in pellet vent and chimney products may be the result of the increased use of alternative fuel appliances due to higher natural gas prices. Direct-vent products, designed for use with natural gas burning appliances, decreased slightly compared to the first quarter of 2005.

Income from operations increased 52.4% from $26.4 million in the first quarter of 2005 to $40.3 million in the first quarter of 2006, while gross margins increased from 37.2% in the first quarter of 2005 to 39.8% in the first quarter of 2006. This increase in gross margins was primarily due to improved absorption of fixed overhead costs on higher sales. While first quarter 2006 gross margins increased relative to 2005, they have not returned to 2004 levels primarily due to increased material costs, mainly steel, which were at their highest in late 2004 and into 2005. The sales price increases that the Company put in place during 2005 have helped to increase gross margins but have not been sufficient to recover all of the cost increases. The Company’s raw material inventory changed little from December 31, 2005, while its in-process and finished goods inventory increased by 9.7% over the same period. The Company continues to believe that steel prices are likely to increase in the near term. If they continue to increase and the Company is not able to increase its prices sufficiently, the Company’s margins could deteriorate.

Research and development and engineering expenses increased 27.1% from $4.0 million in the first quarter of 2005 to $5.1 million in the first quarter of 2006. This increase was primarily due to cash profit sharing, as a result of higher operating income. Selling expenses increased 10.0% from $15.9 million in the first quarter of 2005 to $17.5 million in the first quarter of 2006. The increase was driven primarily by a $1.1 million increase in expenses associated with sales and marketing personnel, including stock compensation charges and sales commissions. General and administrative expenses increased 3.8% from $22.3 million in the first quarter of 2005 to $23.1 million in the first quarter of 2006. The increase was primarily due to an increase in cost associated with administrative personnel of $2.5 million, including an increase in cash profit sharing of $1.1 million, as a result of increased operating profit, partially offset by decreases in amortization and insurance expenses. Interest income, net of interest expense, increased $0.8 million in the first quarter of 2006 as compared to the first quarter of 2005 primarily as a result of higher cash balances and higher interest rates. The tax rate was 38.5% in the first quarter of 2006, up slightly from 38.4% in the first quarter of 2005.

The Company’s largest customer accounted for 15.0% of net sales in the first quarter of 2006, as compared to 15.9% of net sales in the first quarter of 2005. This customer may endeavor to replace, in some or all markets, the Company’s products with lower-priced products supplied by others or may otherwise reduce its purchases of the Company’s products. The Company also might reduce its dependence on its largest customer by reducing or terminating sales to one or more of the customer’s subsidiaries. Any reduction in, or termination of, the Company’s sales to this customer would at least temporarily, and possibly longer, cause a material reduction in the Company’s net sales, income from operations and net income. A reduction in or elimination of the Company’s sales to its largest customer, or another of the Company’s larger customers, would increase the Company’s relative dependence on its remaining large customers.

Historically, the Company has reported research and development and other engineering expenses as a component of cost of sales because of the integration of these departments within the manufacturing environment. Upon analysis of the current production environment, the Company has determined that it is more appropriate to report these amounts as operating expenses. The Company has elected to conform the prior quarter’s condensed consolidated statement of operations with the current quarter’s presentation. Management has concluded that the effect of this revision in classification on the quarters ended March 31, 2005, June 30, 2005, September 30, 2005, and December 31, 2005, which would have increased gross margins by $4.0 million, $3.2 million, $3.5 million, and $3.9 million, respectively, was immaterial. The effect of this revision in classification on the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, and December 31, 2004, would have increased gross margins by $3.1 million, $3.3 million, $3.6 million, and $3.0 million, respectively, was also concluded by management to be immaterial. The revision in classification had no effect on the Company’s consolidated income from operations, net income, net income per share, cash flows, or any balance sheet caption for any previous period. The Company believes this change enhances the transparency of its financial statements and is appropriate given the organizational changes that have occurred as the Company has grown.

Liquidity and Sources of Capital

As of March 31, 2006, working capital was $356.3 million as compared to $283.3 million at March 31, 2005, and $342.5 million at December 31, 2005. The increase in working capital from December 31, 2005, was primarily due to an increase trade accounts receivable of $23.4 million from December 31, 2005. Accounts receivable, net, increased 23% from December 31, 2005, primarily due to the increase in sales. In addition, inventories increased by $11.2 million, primarily in-process and finished goods. Also contributing to the increase in working capital was a decrease in accrued liabilities of $10.1 million. Offsetting this increase in working capital were increases in income taxes payable of $11.2 million, trade accounts payable of $10.7 million and accrued cash profit sharing and commissions, primarily as a result of higher operating income, of $2.7 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $25.2 million and noncash expenses, primarily depreciation, amortization and stock-based compensation charges totaling $8.3 million, resulted in net cash provided by operating activities of $12.7 million. As of March 31, 2006, the Company had unused credit facilities available of $28.6 million.

The Company used $14.5 million in its investing activities, of which $9.5 million was used for capital expenditures, primarily for facilities in Columbus, Ohio; and Pleasanton, California; as well as for machinery and equipment for its facilities in McKinney, Texas; Columbus, Ohio; Eagan, Minnesota; Ontario and Vacaville, California; and Vicksburg, Mississippi. The Company expects its total capital spending to be $55.0 million for 2006.

In March 2006, the Company completed the purchase, for $5.0 million, of a facility from a related party and consolidated as a variable interest entity in San Leandro, California. The transaction was unanimously approved by the independent members of the Company’s Board of Directors. The Company plans to move its administrative offices into the Pleasanton, California, building it purchased in August 2005 and plans to vacate its leased property in Dublin, California, in mid-2006. The Company expects to record a one-time charge to income in the second quarter of 2006 for the fair value of the remaining lease payments at the Dublin property, which it estimates will total $1.6 million. In July 2005, the Company entered into an agreement to purchase a building in Vacaville, California, from a related party consolidated variable interest entity for $5.7 million. The building is 125 thousand square feet and is currently used by the Company’s subsidiary, Simpson Dura-Vent. In April 2006, independent members of the Company’s Board of Directors unanimously authorized the Company to negotiate to accelerate closing date on the purchase of the facility, from January 2008 to June 2006. The Company has agreed to pay the remainder of the rent under the current lease associated with this building, estimated at the time of an anticipated June 2006 closing, to be $0.7 million, in addition to the purchase price.

The Company vacated and has listed its original McKinney, Texas, facility for sale but cannot estimate when it will be sold or the proceeds of such a sale. The Company has performed an analysis of the valuation of this property and does not believe that the asset is impaired at this time, although conditions may change in the future.

The Company’s financing activities used net cash of $1.1 million. Uses of cash for financing activities were primarily from the payments of cash dividends totaling $3.9 million in January 2006, which was declared in November 2005. Cash provided by financing activities was primarily from the issuance of the Company’s stock through its stock option plan of $1.8 million and the tax benefit of options exercised of $0.9 million. In April 2006, the Company’s Board of Directors declared a dividend of $0.08 per share, a total of $3.9 million, to be paid on July 27, 2006, to stockholders of record on July 6, 2006.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements will be sufficient for the Company’s working capital needs and planned capital expenditures over the next twelve months. Depending on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing.

There have been no other material changes to the contractual obligation table represented in Item 7 of the Company’s 2005 Annual Report, which provides information concerning the Company’s commitments and obligations at December 31, 2005.

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

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to its operations taken as a whole. The translation adjustment resulted in an increase in accumulated other comprehensive income of $0.7 million for the three months ended March 31, 2006, primarily due to the effect of the strengthening of the U.S. dollar in relation to the Canadian dollar and the weakening of the U.S. dollar versus the European currencies during the first three months of 2006.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2006, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2006, the Company made no changes to its internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

The Company is in the process of implementing a new accounting software system initially focused on the general ledger and purchasing and payables systems. The Company is planning to begin testing and using the general ledger system in the second or third quarters of 2006, with the purchasing and payables systems to follow later in the year.

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

Item 1A. Risk Factors

We are affected by risks specific to us, as well as risks that affect all businesses operating in a global market.  Some of the significant factors that could materially adversely affect our business, financial condition and operating results appear in Item 1A of our most recent Annual Report on Form 10-K (available at www.simpsonmfg.com/docs/10K-2005.pdf or www.sec.gov), but we have changed the risk factor titled “If we lose a large customer, our sales and profits would decline,” to read as follows and added an additional risk factor:

If we lose all or a part of a large customer, our sales and profits would decline.

We have substantial sales to a few large customers. Loss of all or a part of our sales to a large customer would have a material adverse effect on our revenues and profits. The Company’s largest customer accounted for 15.0% of net sales in the first quarter of 2006, as compared to 15.9% of net sales in the first quarter of 2005. This customer may endeavor to replace, in some or all markets, the Company’s products with lower-priced products supplied by others or may otherwise reduce its purchases of the Company’s products. The Company also might reduce its dependence on its largest customer by reducing or terminating sales to one or more of the customer’s subsidiaries. Any reduction in, or termination of, the Company’s sales to this customer would at least temporarily, and possibly longer, cause a material reduction in the Company’s net sales, income from operations and net income. A reduction in or elimination of the Company’s sales to its largest customer, or another of the Company’s larger customers, would increase the Company’s relative dependence on its remaining large customers.

In addition, our customers include retailers and distributors.  Retail and distribution businesses have consolidated over time, which could increase the material adverse effect of losing any of them.

If we change where we manufacture our products, we may be required to impair our goodwill.

We are continually evaluating our manufacturing operations and supply sources for materials and products. A significant change to one of our manufacturing operations may lead to the impairment of one of our reporting units’ goodwill with a charge to net income. We had $42.9 million of goodwill at March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2005, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2006. This replaces the $50.0 million repurchase authorization from December 2004. There were no purchases by the Company during the first quarter of 2006.

Dividends are determined by the Company’s Board of Directors, based on the Company’s net income, cash flow, financial condition and other factors deemed relevant by the Board of Directors. In addition, existing loan agreements require the Company to maintain tangible net worth of $250.0 million plus 50% of net profit after taxes for each fiscal year. This requirement may limit the amount that the Company may pay out as dividends on the common stock. As of March 31, 2006, the Company had $266.1 million available for the payment of dividends under these loan agreements.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 5, 2006	By	/s/Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
(principal accounting and financial officer)