Form 10-Q
period 2006-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2006-08-08
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      June 30, 2006

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

5956 W. Las Positas Blvd., Pleasanton, CA 94588

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

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

        The number of shares of the Registrant’s common stock outstanding as of June 30, 2006:   48,107,596

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	June 30,		December 31,
	2006	2005	2005

ASSETS
Current assets
Cash and cash equivalents	$94,021	$53,137	$131,203
Short-term investments	—	9,912	—
Trade accounts receivable, net	154,682	140,977	101,621
Inventories	218,271	179,568	181,492
Deferred income taxes	11,578	10,104	10,088
Other current assets	6,115	4,269	10,051
Total current assets	484,667	397,967	434,455

Property, plant and equipment, net	180,569	144,385	166,480
Goodwill	43,985	42,339	42,681
Equity method investment	—	168	244
Other noncurrent assets	15,317	16,596	15,855
Total assets	$724,538	$601,455	$659,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and current portion of long-term debt	$503	$1,212	$2,186
Trade accounts payable	51,651	36,770	29,485
Accrued liabilities	35,676	26,456	39,076
Income taxes payable	5,922	7,845	—
Accrued profit sharing trust contributions	4,359	4,539	7,721
Accrued cash profit sharing and commissions	16,830	15,757	10,229
Accrued workers’ compensation	3,312	2,724	3,262
Total current liabilities	118,253	95,303	91,959

Long-term debt, net of current portion	491	1,932	2,928
Other long-term liabilities	1,514	1,413	1,362
Total liabilities	120,258	98,648	96,249

Commitments and contingencies (Note 7)

Minority interest in consolidated variable interest entities	—	—	5,337

Stockholders’ equity
Common stock, at par value	481	480	483
Additional paid-in capital	105,029	84,919	94,398
Retained earnings	488,283	409,576	456,474
Accumulated other comprehensive income	10,487	7,832	6,774
Total stockholders’ equity	604,280	502,807	558,129
Total liabilities and stockholders’ equity	$724,538	$601,455	$659,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per-share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$241,232	$224,334	$456,890	$408,550
Cost of sales	139,717	132,313	269,456	248,033
Gross profit	101,515	92,021	187,434	160,517

Operating expenses (income):
Research and development and other engineering	5,747	3,223	10,806	7,203
Selling	18,693	15,501	36,151	31,379
General and administrative	26,559	27,435	49,675	49,713
Loss (gain) on sale of assets	115	(23)	113	(97)
	51,114	46,136	96,745	88,198

Income from operations	50,401	45,885	90,689	72,319

Income (loss) in equity method investment, before tax	15	95	(129)	168
Interest income, net	891	131	1,779	223

Income before income taxes	51,307	46,111	92,339	72,710

Provision for income taxes	19,658	17,273	35,446	27,488
Minority interest	75	—	166	—

Net income	$31,574	$28,838	$56,727	$45,222

Net income per common share
Basic	$0.65	$0.60	$1.17	$0.94
Diluted	$0.64	$0.60	$1.15	$0.93

Cash dividends declared per common share	$0.08	$0.05	$0.16	$0.10

Number of shares outstanding
Basic	48,383	48,005	48,417	47,990
Diluted	49,082	48,447	49,145	48,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the six months ended June 30, 2005 and 2006 and December 31, 2005

(In thousands except per-share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income	Stock	Total
Balance, January 1, 2005	47,929	$479	$79,877	$369,154	$13,415	$—	$462,925
Comprehensive income:
Net income	—	—	—	45,222	—	—	45,222
Other comprehensive income:
Change in net unrealized gains or losses on available-for-sale investments	—	—	—	—	26	—	26
Translation adjustment	—	—	—	—	(5,609)	—	(5,609)
Comprehensive income						—	39,639
Options exercised	69	1	877	—	—	—	878
Stock compensation	—	—	3,010	—	—	—	3,010
Tax benefit of options exercised	—	—	449	—	—	—	449
Cash dividends declared on Common stock ($0.10 per share)	—	—	—	(4,800)	—	—	(4,800)
Common stock issued at $34.30 per share	20	—	706	—	—	—	706
Balance, June 30, 2005	48,018	480	84,919	409,576	7,832	—	502,807
Comprehensive income:
Net income	—	—	—	53,172	—	—	53,172
Other comprehensive income:
Change in net unrealized gains or losses on available-for-sale investments	—	—	—	—	32	—	32
Translation adjustment	—	—	—	—	(1,090)	—	(1,090)
Comprehensive income							52,114
Options exercised	303	3	3,214	—	—	—	3,217
Stock compensation	—	—	2,863	—	—	—	2,863
Tax benefit of options exercised	—	—	3,394	—	—	—	3,394
Cash dividends declared on Common stock ($0.13 per share)	—	—	—	(6,274)	—	—	(6,274)
Common stock issued at $38.65 per share	1	—	8	—	—	—	8
Balance, December 31, 2005	48,322	483	94,398	456,474	6,774	—	558,129
Comprehensive income:
Net income	—	—	—	56,727	—	—	56,727
Other comprehensive income:
Translation adjustment, net of tax of $57	—	—	—	—	3,713	—	3,713
Comprehensive income							60,440
Options exercised	280	3	4,562	—	—	—	4,565
Stock compensation	—	—	3,835	—	—	—	3,835
Tax benefit of options exercised	—	—	2,005	—	—	—	2,005
Repurchase of common stock	(500)	—	—	—	—	(17,166)	(17,166)
Retirement of common stock	—	(5)	—	(17,161)	—	17,166	—
Cash dividends declared on Common stock ($0.16 per share)	—	—	—	(7,757)	—	—	(7,757)
Common stock issued at $36.35 per share	6	—	229	—	—	—	229
Balance, June 30, 2006	48,108	$481	$105,029	$488,283	$10,487	$—	$604,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months
	Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$56,727	$45,222
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (gain) on sale of assets	113	(97)
Depreciation and amortization	12,826	12,608
Deferred income taxes	(2,150)	(2,906)
Noncash compensation related to stock plans	3,765	3,210
Loss (income) in equity method investment	129	(168)
Tax benefit of options exercised	—	449
Excess tax benefit of options exercised	(1,841)	—
Provision for obsolete inventory	—	874
Provision for (recovery of) doubtful accounts	79	(83)
Minority interest	166	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(52,044)	(52,666)
Inventories	(35,234)	10,331
Trade accounts payable	19,056	3,740
Income taxes payable	10,562	12,998
Accrued profit sharing trust contributions	(3,384)	(2,443)
Accrued cash profit sharing and commissions	6,589	7,557
Other current assets	(2,733)	(1,760)
Accrued liabilities	210	(16)
Other long-term liabilities	211	21
Accrued workers’ compensation	50	(36)
Other noncurrent assets	47	12
Net cash provided by operating activities	13,144	36,847

Cash flows from investing activities
Capital expenditures	(22,560)	(17,791)
Acquisition of minority interest	(9,135)	—
Proceeds from sale of capital assets	32	219
Distributions from equity investments	114	—
Maturities of available-for-sale investments	—	3,400
Sales of available-for-sale investments	—	3,500
Net cash used in investing activities	(31,549)	(10,672)

Cash flows from financing activities
Line of credit borrowings	709	712
Repayment of debt and line of credit borrowings	(1,232)	(280)
Repurchase of common stock	(17,166)	—
Issuance of Company’s common stock	4,565	878
Excess tax benefit of options exercised	1,841	—
Dividends paid	(7,742)	(4,797)
Net cash used in financing activities	(19,025)	(3,487)

Effect of exchange rate changes on cash	248	(468)

Net increase (decrease) in cash and cash equivalents	(37,182)	22,220
Cash and cash equivalents at beginning of period	131,203	30,917
Cash and cash equivalents at end of period	$94,021	$53,137

Noncash capital expenditures	$2,487	$1,684
Dividends declared but not paid	$3,887	$2,402
Issuance of Company’s common stock for compensation	$229	$706

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.             Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries (the “Company”). Investments in less than 50% owned affiliates are generally accounted for using either cost or the equity method. The Company consolidates all variable interest entities where it is the primary beneficiary. All significant intercompany transactions have been eliminated.

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America have been condensed or omitted. These interim statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2005 Annual Report on Form 10-K (the “2005 Annual Report”).

The unaudited quarterly condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial information set forth therein, in accordance with accounting principles generally accepted in the United States of America. The year-end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. The Company’s quarterly results fluctuate. As a result, the Company believes the results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period.

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

The following is a reconciliation of basic net income (earnings) per share (“EPS”), to diluted EPS:

(in thousands, except	Three Months Ended,			Three Months Ended,
per-share amounts)	June 30, 2006			June 30, 2005
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$31,574	48,383	$0.65	$28,838	48,005	$0.60

Effect of Dilutive Securities
Stock options	—	699	(0.01)	—	442	—

Diluted EPS
Income available to common stockholders	$31,574	49,082	$0.64	$28,838	48,447	$0.60

	Six Months Ended,			Six Months Ended,
	June 30, 2006			June 30, 2005
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$56,727	48,417	$1.17	$45,222	47,990	$0.94

Effect of Dilutive Securities
Stock options	—	728	(0.02)	—	486	(0.01)

Diluted EPS
Income available to common stockholders	$56,727	49,145	$1.15	$45,222	48,476	$0.93

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three months ended June 30, 2006 and 2005, 125 thousand and 382 thousand shares were anti-dilutive, respectively. For the six months ended June 30, 2006 and 2005, 93 thousand and 195 thousand shares were anti-dilutive, respectively.

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

Under the 1994 Plan, no more than 16 million shares of the Company’s common stock may be sold (including shares already sold) pursuant to all options granted under the 1994 Plan. Under the 1995 Plan, no more than 320 thousand shares of common stock may be sold (including shares already sold) pursuant to all options granted under the 1995 Plan. Options granted under the 1994 Plan typically vest evenly over the requisite service period of four years and have a term of seven years. The 1994 Plan provides for accelerated vesting if there is a change in control. Options granted under the 1995 Plan are fully vested on the date of grant.

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

The following table represents the Company’s stock option activity for the three and six months ended June 30, 2006 and 2005:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock option expense recognized in operating expenses	$1,778	$1,431	$3,554	$3,010

Tax benefit of stock option expense in provision for income taxes	$681	537	1,364	1,138

Stock option expense, net of tax	$1,097	$894	$2,190	$1,872

Fair value of shares vested	$1,817	$1,431	$3,835	$3,010

Proceeds to the Company from the exercise of stock options	$2,813	$276	$4,565	$878

Excess tax benefit from exercise of stock options	$1,059	$132	$2,005	$449

	at June 30,
	2006	2005
Stock option cost capitalized in inventory	$281	$—

The amounts which are included in cost of sales, selling, or general and administrative expenses, are dependant on the job function performed by the employee to whom the stock options were granted. Shares of common stock issued on exercise of stock options under the plans are registered under the Securities Act of 1933.

The adoption of SFAS No. 123R had no material effect on the Company’s income from continuing operations, income before tax, net income, or net income per share. The adoption of SFAS No. 123R resulted in $1.8 million in additional cash flows from financing activities for the six months ended June 30, 2006, which were previously reported as cash flows from operating activities under SFAS No. 123.

Had compensation cost for the Company’s stock options for all grants prior to January 1, 2003, been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and net income per share would have been as follows:

(in thousands, except	Three	Six
per-share amounts)	Months Ended	Months Ended
	June 30,	June 30,
	2005	2005

Net income, as reported	$28,838	$45,222
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	894	1,872
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards granted prior to January 1, 2003, net of related tax effects	901	1,887
Net income, pro forma	$28,831	45,207

Net income per share
Basic, as reported	$0.60	$0.94
Basic, pro forma	0.60	0.94

Diluted, as reported	0.60	0.93
Diluted, pro forma	0.60	0.93

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Under the 1994 Stock Option plan, the Company allows for full vesting upon retirement if the employee becomes “retirement eligible” by reaching age sixty. Prior to the adoption of SFAS 123R, stock-based employee compensation expense was recorded over the nominal vesting period and if a retirement eligible employee retired before the end of the vesting period, the Company recorded unrecognized compensation cost at the date of retirement (the “nominal vesting period approach”). The nominal vesting period is four years of service subsequent to the grant date. The “non-substantive vesting period approach” specifies that awards, in substance, become vested when the employee’s retention of the award is no longer contingent on providing service. Under this approach, the unrecorded compensation cost is expensed when that condition is met even if the employee continues providing service to the Company. This would be the case for existing grants when an employee becomes retirement eligible, as well as when a retirement eligible employee is granted an award. With the adoption of SFAS No. 123R on January 1, 2006, the Company adopted the non-substantive vesting period approach for new grants that have retirement eligibility provisions. The accounting treatment of options granted to retirement-eligible employees prior to the Company’s adoption of SFAS 123R has not changed and financial statements for periods prior to adoption have not been restated for the effects of adopting SFAS 123R. Therefore, the expense recorded in 2006 comprises stock options that vest under both the non-substantive vesting period approach and the nominal vesting period approach. In contrast, the 2005 expense was calculated using the nominal vesting period approach. The effect on net income of applying the nominal vesting period approach versus the non-substantive vesting period approach was not material to the Company’s results of operations for the three and six months ended June 30, 2006 and 2005.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. Management has not yet determined the effect, if any, on the Company’s financial statements for its fiscal year ending December 31, 2007.

In March 2006, the Emerging Issues Task Force (EITF) issued EITF 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The Task Force agreed that a company should disclose its accounting policy regarding the gross or net presentation of certain taxes.  If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each annual or interim period for which an income statement is presented.  Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction.  Taxes assessed on an entity’s activities over a period of time, such as income taxes or gross receipts taxes, are not within the scope of EITF 06-3. EITF 06-3 will be effective for periods beginning after December 15, 2006. Management has not yet determined the effect, if any, on the Company’s financial statements for its fiscal year ending December 31, 2007, or for any quarter of that year.

Revision in Classification

Historically, the Company has reported research and development and other engineering expenses as a component of cost of sales because of the integration of these departments within the manufacturing environment. Upon analysis of the current production environment, the Company has determined that it is more appropriate to report these amounts as operating expenses. The Company has elected to make this change to the condensed consolidated statement of operations beginning with the first quarter of 2006. Management has concluded that the effect of this revision in classification for the three and six months ended June 30, 2005, which was an increase in gross profit of $3.2 million and $7.2 million, respectively, was immaterial. The revision in classification had no effect on the Company’s consolidated income from operations, net income, net income per share, cash flows, or any balance sheet caption for any period. The Company believes this change enhances the transparency of its financial statements and is appropriate given the organizational changes that have occurred as the Company has grown.

2.             Trade Accounts Receivable, net

Trade accounts receivable consist of the following:

(in thousands)	At June 30,		At December 31,
	2006	2005	2005

Trade accounts receivable	$159,893	$145,749	$105,940
Allowance for doubtful accounts	(2,154)	(2,268)	(2,131)
Allowance for sales discounts and returns	(3,057)	(2,504)	(2,188)
	$154,682	$140,977	$101,621

3.             Inventories

Inventories consist of the following:

(in thousands)	At June 30,		At December 31,
	2006	2005	2005

Raw materials	$84,713	$68,295	$65,163
In-process products	26,449	22,870	30,207
Allowance for sales discounts and returns	107,109	88,403	86,122
Finished products	$218,271	$179,568	$181,492

4.             Property, Plant and Equipment, net

Property, plant and equipment, net, consists of the following:

(in thousands)	At June 30,		At December 31,
	2006	2005	2005

Land	$21,482	$14,711	$21,720
Buildings and site improvements	109,755	84,344	93,751
Leasehold improvements	4,402	5,938	5,945
Machinery and equipment	170,107	152,608	161,357
	305,746	257,601	282,773
Less accumulated depreciation and amortization	(146,103)	(129,660)	(135,570)
	159,643	127,941	147,203
Capital projects in progress	20,926	16,444	19,277
	$180,569	$144,385	$166,480

Included in property, plant and equipment at December 31, 2005, are land, buildings and building improvements of consolidated variable interest entities.

5.             Investments

Equity Method Investment

The Company has a 35% equity interest in Keymark Enterprises, LLC (“Keymark”), for which it accounts using the equity method. Keymark develops software that assists in the design and engineering of residential structures. The Company’s relationship with Keymark includes the specification of the Company’s products in the Keymark software. The Company has no obligation to make any additional future capital contributions, nor does it intend to provide additional funding, to Keymark. In 2001, after several quarters of losses, the Company concluded that the carrying value of the Company’s investment in Keymark exceeded its fair value and therefore wrote down the value of the investment to zero. After three consecutive quarters of profitability in 2004, however, the Company began recording its share of Keymark’s profits. During the six months ended June 30, 2006, the Company recorded an equity loss of $0.1 million primarily as a result of an account receivable on Keymark’s balance sheet that the Company believes may not be collectible. Accordingly, the carrying amount of the Company’s investment in Keymark has again been written down to zero. During the quarter ended June 30, 2006, Keymark distributed $0.1 million in cash to the Company.

Available-for-Sale Investments

There were no new investments made in the six months ended June 30, 2006. As of December 31, 2005, the Company’s available-for-sale investments had either matured or were redeemed. Prior to that, the Company’s investments in all debt securities were classified as available-for-sale investments. As of June 30, 2005, the Company’s investments, classified as short-term investments, were as follows:

(in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt investments
Municipal bonds	$9,944	$—	$32	$9,912

6.             Debt

Outstanding debt at June 30, 2006 and 2005, and December 31, 2005, and the available credit at June 30, 2006, consisted of the following:

(dollar amounts in thousands)	Available	Debt Outstanding
	Credit at	at		at
	June 30,	June 30,		December 31,
	2006	2006	2005	2005

Revolving line of credit, interest at bank’s reference rate less 0.50% (at June 30, 2006, the bank’s reference rate less 0.50% was 7.75%), expires November 2006	$13,800	$—	$—	$—

Revolving term commitment, interest at bank’s prime rate less 0.50% (at June 30, 2006, the bank’s prime rate less 0.50% was 7.75%), expires October 2007	9,200	—	—	—

Revolving line of credit, interest at the bank’s base rate plus 2% (at June 30, 2006, the bank’s base rate plus 2% was 6.50%), expires September 2006	1,257	—	—	—

Revolving lines of credit, interest rates between 3.3723% and 4.50%, expirations through August 2006	5,134	173	663	—

Term loan, interest at 7.70%, collateralized by real estate, repaid June 2006	—	—	—	1,941

Term loan, interest at bank’s base rate plus 1.65% (at June 30, 2006, the bank’s base rate plus 1.65% was 6.177%), collateralized by real estate, repaid March 2006	—	—	—	1,691

Term loan, interest at LIBOR plus 1.375% (at June 30, 2006, LIBOR plus 1.375% was 6.525%,) matures May 2008	—	600	900	750

Term loans, interest rates between 4.00% and 5.50%, expirations between 2006 and 2018	—	221	1,581	732
	29,391	994	3,144	5,114
Less line of credit and current portion of long-term debt		(503)	(1,212)	(2,186)
Long-term debt, net of current portion		$491	$1,932	$2,928
Available credit	$29,391

7.             Commitments and Contingencies

Note 9 to the consolidated financial statements in the 2005 Annual Report provides information concerning commitments and contingencies. From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The resolution of claims and litigation, however, is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

In May 2006, the Company entered into an agreement to purchase a building in Gallatin, Tennessee, for $5.5 million. The building is 194,000 square feet and is currently occupied by a tenant with a lease that will expire in 2007. Upon expiration of the lease, the Company’s subsidiary, Simpson Strong-Tie, intends to relocate to this facility from a facility it is currently renting in Gallatin. The Company completed the transaction in August 2006.

8.             Stock Option Plans

The Company currently has two stock option plans (see Note 1 — Accounting for Stock-Based Compensation). Participants are granted stock options only if the company-wide and/or profit center operating goals, established by the Compensation Committee of the Board of Directors at the beginning of the year, are met.

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

Black-Scholes option pricing model assumptions for options granted in 2006 and 2005 are as follows:

Number		Risk					Weighted
of options		free					average
granted	Grant	interest	Dividend	Expected		Exercise	fair
(in thousands)	Date	rate	yield	life	Volatility	Price Range	value

1994 Plan
1	05/30/06	4.97%	0.90%	6.3 years	27.2%	$35.75	$12.25
489	01/26/06	4.46%	0.79%	6.3 years	27.2%	$40.72 to $44.79	$13.68
515	01/01/05	3.87%	0.57%	6.4 years	28.0%	$34.90 to $38.39	$11.91

1995 Plan
5	02/15/06	4.46%	0.81%	6.3 years	27.2%	$39.27	$13.14
14	02/14/05	3.87%	0.57%	6.3 years	28.0%	$36.00	$12.18

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value *
Non-Qualified Stock Options	(in thousands)	Price	Life	(in thousands)

Outstanding at January 1, 2006	2,950	$22.46
Granted	495	40.70
Exercised	(280)	16.34
Forfeited	(14)	31.21
Outstanding at June 30, 2006	3,151	$25.83	4.4	$34,491
Exercisable at June 30, 2006	1,779	$21.37	3.7	$26,354

* The intrinsic value represents the amount by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $36.05 on June 30, 2006.

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $6.4 million and $1.4 million, respectively.

A summary of the status of unvested options as of June 30, 2006, and changes during the six months ended June 30, 2006, are presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Options	(in thousands)	Fair Value

Unvested at January 1, 2006	1,291	$9.52
Granted	495	13.67
Vested	(400)	9.36
Forfeited	(14)	10.93
Unvested at June 30, 2006	1,372	$11.05

As of June 30, 2006, there was $13.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 2.6 years. Options granted under the 1995 Plan are fully vested and expensed to income on the date of grant.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Sales
Connector products	$217,398	$205,748	$413,163	$372,741
Venting products	23,834	18,586	43,727	35,809
Total	$241,232	$224,334	$456,890	$408,550

Income from Operations
Connector products	$48,208	$43,743	$88,689	$70,660
Venting products	2,350	801	2,508	863
Administrative and all other	(157)	1,341	(508)	796
Total	$50,401	$45,885	$90,689	$72,319

			At
	At June 30,		December 31,
	2006	2005	2005
Total Assets
Connector products	$542,711	$455,300	$457,071
Venting products	82,129	72,193	68,395
Administrative and all other	99,698	73,962	134,249
Total	$724,538	$601,455	$659,715

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent and short-term investment balances in the “Administrative and all other” segment were $85.6 million, $62.3 million, and $121.4 million, as of June 30, 2006 and 2005, and December 31, 2005, respectively.

10.           Consolidation of Variable Interest Entities

The Company previously leased two facilities from related-party partnerships whose primary purpose was to own and lease these two properties to the Company. The partnerships did not have any other significant assets. These partnerships were considered variable interest entities under FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities (revised December 2003)—an Interpretation of ARB No. 51” (“FIN 46(R)”). Although the Company did not have direct ownership interests in the partnerships, it was required to consolidate the partnerships, as it was considered the primary beneficiary as interpreted by FIN 46(R). The Company became the primary beneficiary when it agreed to a fixed price purchase option for the properties owned by the related-party partnerships. The Company acquired the two facilities during the six months ended June 30, 2006.

The real estate owned by the partnerships consisted of land, buildings and building improvements, which were pledged as collateral for mortgages under which the lender had no recourse to the Company. The Company had no off-balance sheet arrangements at June 30, 2006.

Noncash consolidation of the assets and liabilities of the variable interest entities at December 31, 2005, consisted of the following:

(in thousands)	At
December 31,
2005
Assets
Land	$3,271
Buildings and site improvements, net of depreciation	5,875
Capital projects in progress	(100)
Other noncurrent assets	(77)

Liabilities
Current portion of long term debt	$1,727
Long term debt, net of current portion	1,905

Minority interest	$5,337

The amount of rent expense for the properties owned by the variable interest entities during the quarter and six months ended June 30, 2006, was $0.1 million and $0.3 million, respectively. In March 2006, the Company completed the purchase, for $5.0 million in cash, of the facility that it previously leased from a related party and consolidated variable interest entity in San Leandro, California. In June 2006, the Company completed the purchase, for $6.5 million in cash, of the facility that it previously leased from a related party and consolidated variable interest entity in Vacaville, California. Both of these transactions were unanimously approved by the independent members of the Company’s Board of Directors.

11.           Lease Termination

In May 2006, the Company relocated its home office from a leased facility in Dublin, California, to the facility in Pleasanton, California, which it purchased in August 2005. In June 2006, the Company ceased using the leased facility in Dublin, California. As a result of this move, the Company has recorded a lease termination expense of $1.2 million representing the fair value of the remaining rent obligation, reduced by the estimated sublease rentals that the Company believes could reasonably be obtained for the facility. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. Estimates for the liability balance are based on the status of the Company’s efforts to lease vacant office space, including a review of real estate market conditions, projections for sublease income and sublease commencement assumptions. Lease termination charges are reflected in general and administrative expenses in the Company’s condensed consolidated statements of operations.

Remaining cash expenditures associated with the lease termination are expected to be paid over the remaining lease term, which concludes in October 2007. Substantially all of the lease termination charge is associated with the connector products segment.

12.           Subsequent Events

In July 2006, the Company’s Board of Directors declared a dividend of $0.08 per share, estimated to total $3.8 million, to be paid on October 26, 2006, to stockholders of record on October 5, 2006.

 In August 2006, the Company purchased a facility in Gallatin, Tennessee, for $5.5 million. The building is approximately 194,000 square feet and will be used primarily for manufacturing and assembly of the Company’s Quik Drive product line, replacing the facility that the Company currently leases in Gallatin.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This document contains forward-looking statements, based on numerous assumptions and subject to risks and uncertainties. Although the Company believes that the forward-looking statements are reasonable, it does not and cannot give any assurance that its beliefs and expectations will prove to be correct. Many factors could significantly affect the Company’s operations and cause the Company’s actual results to be substantially different from the Company’s expectations. See “Part II, Item 1A - Risk Factors.” Actual results might differ materially from results suggested by any forward-looking statements in this report. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and six months ended June 30, 2006 and 2005. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended June 30, 2006, Compared

with the Three Months Ended June 30, 2005

Net sales increased 7.5% to $241.2 million in the second quarter of 2006 as compared to net sales of $224.3 million for the second quarter of 2005. Net income increased 9.5% to $31.6 million for the second quarter of 2006 as compared to net income of $28.8 million for the second quarter of 2005. Diluted net income per common share was $0.64 for the second quarter of 2006 as compared to $0.60 for the second quarter of 2005.

In the second quarter of 2006, sales growth occurred throughout North America, with the exception of California. Sales in continental Europe increased during the quarter as well. Sales in California were off slightly. The growth rate in the United States was highest in the southern and southeastern regions. Simpson Strong-Tie’s second quarter sales increased 5.7% over the same quarter last year, while Simpson Dura-Vent’s sales increased 28.2%. Homecenters were the fastest growing Simpson Strong-Tie sales channel while sales to contractor distributors were up only slightly. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Simpson Strong-Tie’s Quik Drive and Anchor Systems product lines had the highest percentage growth rates in sales. Seismic and high wind products were up slightly while sales of the Strong-Wall product line were down compared to the second quarter of 2005. Sales of Simpson Dura-Vent’s pellet vent and chimney product lines increased significantly in the second quarter of 2006. The Company believes that the sales increases in pellet vent and chimney products may be partly or wholly the result of the increased use of alternative fuel appliances due to higher natural gas prices. Simpson Dura-Vent’s Direct-Vent products, designed for use with natural gas burning appliances, experienced solid growth, while sales of its gas vent products increased slightly, compared to the second quarter of 2005.

Income from operations increased 9.8% from $45.9 million in the second quarter of 2005 to $50.4 million in the second quarter of 2006, while gross margins increased from 41.0% in the second quarter of 2005 to 42.1% in the second quarter of 2006. This increase in gross margins was primarily due to lower costs and improved absorption of fixed overhead on higher sales volume. While second quarter 2006 gross margins increased relative to 2005, they have not returned to 2004 levels primarily due to increased material costs, mainly steel, which were at their highest in late 2004 and into 2005. The sales price increases that the Company put in place during 2005 have helped to restore some, but not all, of the gross margins. The steel market continues to be dynamic with prices currently increasing and supply subject to interruption. To minimize the effect of these conditions, the Company has purchased additional steel. The Company’s raw material inventory increased by 30.0% since December 31, 2005, and its in-process and finished goods inventory increased by 14.8% over the same period. The Company believes that steel prices are likely to continue to increase in the near term. If they continue to increase and the Company is not able to increase its prices sufficiently, the Company’s margins could deteriorate again.

Research and development and engineering expenses increased 78.3% from $3.2 million in the second quarter of 2005 to $5.7 million in the second quarter of 2006. This increase was primarily due to higher personnel costs, including cash profit sharing and stock compensation costs, of $1.9 million. Selling expenses increased 20.6% from $15.5 million in the second quarter of 2005 to $18.7 million in the second quarter of 2006. The increase was driven primarily by a $1.2 million increase in expenses associated with the addition of sales and marketing personnel and a $1.1 million increase in promotional costs. General and administrative expenses decreased 3.2% from $27.4 million in the second quarter of 2005 to $26.6 million in the second quarter of 2006. The decrease was primarily due to a reduction in cash profit sharing included in administrative expenses of $3.2 million, partially offset by an increase in personnel costs of $1.5 million. In addition, the Company recorded $1.2 million in general and administrative expense associated with vacating its leased building in Dublin, California, after the Company relocated its home office to Pleasanton, California. Interest income, net of interest expense, increased $0.8 million in the second quarter of 2006 as compared to the second quarter of 2005 primarily as a result of higher cash balances and higher interest rates. The tax rate was 38.3% in the second quarter of 2006, up from 37.5% in the second quarter of 2005.

Results of Operations for the Six Months Ended June 30, 2006, Compared

with the Six Months Ended June 30, 2005

Net sales increased 11.8% to $456.9 million in the first half of 2006 as compared to net sales of $408.6 million for the first half of 2005. Net income increased 25.4% to $56.7 million for the first half of 2006 as compared to net income of $45.2 million for the first half of 2005. Diluted net income per common share was $1.15 for the first half of 2006 as compared to $0.93 for the first half of 2005.

In the first half of 2006, sales growth occurred throughout North America, while the Company’s sales in continental Europe were up slightly. The growth rates in the United States were highest in the southern and southeastern regions. In the first half of 2006, Simpson Strong-Tie’s sales increased 10.8% over the same period last year, while Simpson Dura-Vent’s sales increased 22.1%. Dealer and contractor distributors were the fastest growing Simpson Strong-Tie sales channels and sales to homecenters were up as a result of increases in the second quarter. The sales increase was broad based across most of Simpson Strong-Tie’s major product lines. Simpson Strong-Tie’s Quik Drive and Anchor Systems product lines had the highest percentage growth rates in sales. Sales of the Strong-Wall product line were down compared to the first half of 2005. Sales of Simpson Dura-Vent’s pellet vent and chimney product lines increased significantly in the first half of 2006. Sales of Simpson Dura-Vent’s gas vent products and Direct-Vent products, designed for use with natural gas burning appliances, increased somewhat compared to the first half of 2005.

Income from operations increased 25.4% from $72.3 million in the first half of 2005 to $90.7 million in the first half of 2006, while gross margins increased from 39.3% in the first half of 2005 to 41.0% in the first half of 2006. This increase in gross margins was primarily due to lower costs and improved absorption of fixed overhead on higher sales volume. While gross margins in the first half increased in 2006 relative to 2005, they have not returned to 2004 levels.

Research and development and engineering expenses increased 50.0% from $7.2 million in the first half of 2005 to $10.8 million in the first half of 2006. This increase was primarily due to higher personnel costs, including cash profit sharing and stock compensation costs, of $3.1 million. Selling expenses increased 15.2% from $31.4 million in the first half of 2005 to $36.2 million in the first half of 2006. The increase was driven primarily by a $2.4 million increase in expenses associated with the addition of sales and marketing personnel and a $1.1 million increase in promotional costs. General and administrative expenses were flat in the first half of 2006 as compared to the first half of 2005. Interest income, net of interest expense, increased $1.6 million in the first half of 2006 as compared to the first half of 2005 primarily as a result of higher cash balances and higher interest rates. The tax rate was 38.4% in the first half of 2006, up slightly from 37.8% in the first half of 2005.

Liquidity and Sources of Capital

As of June 30, 2006, working capital was $366.4 million as compared to $302.7 million at June 30, 2005, and $342.5 million at December 31, 2005. The increase in working capital from December 31, 2005, was primarily due to an increase of trade accounts receivable of $53.1 million from December 31, 2005. Trade accounts receivable, net, increased $53.1 million, or 52%, from December 31, 2005, primarily due to the increase in sales. In addition, inventories increased by $36.8 million. Raw materials increased by $19.6 million, or 30%, from December 31, 2005, as the Company believes that steel prices are likely to increase and the availability of materials may be subject to interruption in the near term. Offsetting this increase in working capital were decreases in cash and cash equivalents of $37.2 million, increases in trade accounts payable of $22.2 million, accrued cash profit sharing and commissions, primarily as a result of higher operating income, of $6.6 million, and income taxes payable of $5.9 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts, none of which was individually material. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $56.7 million and noncash expenses, primarily depreciation, amortization and stock-based compensation charges totaling $16.6 million, resulted in net cash provided by operating activities of $13.1 million. As of June 30, 2006, the Company had unused credit facilities available of $29.4 million.

The Company used $31.5 million in its investing activities, mostly for capital expenditures, primarily for facilities or improvements in San Leandro, Vacaville, and Pleasanton, California, and Columbus, Ohio, as well as for machinery and equipment for its facilities in McKinney, Texas, Columbus, Ohio, Eagan, Minnesota, Ontario and Vacaville, California, and Vicksburg, Mississippi. The facilities in San Leandro and Vacaville, California, were acquired from the Company’s consolidated variable interest entities. The Company estimates its capital spending will total $63.0 million for 2006.

In March 2006 and June 2006, the Company completed purchases, for $5.0 million and $6.5 million, of facilities in San Leandro and Vacaville, California, respectively, from related parties that had been consolidated as variable interest entities. The transactions were unanimously approved by the independent members of the Company’s Board of Directors. In June 2006, the Company entered into an agreement to purchase a building in Gallatin, Tennessee, for $5.5 million. The Gallatin building is approximately 194,000 square feet and will be used primarily for manufacturing and assembly of the Company’s Quik Drive product line, replacing the facility that the Company currently leases in Gallatin. The transaction closed in August 2006.

The Company vacated and has listed its original McKinney, Texas, facility for sale but cannot estimate when it will be sold or the proceeds of such a sale. The Company has performed an analysis of the valuation of this property and does not believe that the asset is impaired at this time, although conditions may change in the future.

The Company’s financing activities used net cash of $19.0 million. Uses of cash for financing activities were primarily from the repurchase of the Company’s common stock totaling $17.2 million, payments of cash dividends totaling $7.7 million and payments on the Company’s long-term debt, primarily related to its European operations, of $1.2 million. Cash provided by financing activities was primarily from the issuance of the Company’s common stock through the exercise of stock options totaling $4.6 million and the excess tax benefit of options exercised of $1.8 million. In July 2006, the Company’s Board of Directors declared a dividend of $0.08 per share, estimated to total $3.8 million, to be paid on October 26, 2006, to stockholders of record on October 5, 2006.

In June 2006, the Company completed the purchase of 500,000 shares of its common stock for a weighted average price of $34.33 per share. The total cost of the transaction was $17.2 million and was part of the $50 million that the Company’s Board of Directors authorized in December 2005. The number of shares is approximately the same as the number of shares that were subject to stock options granted in 2006.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements will be sufficient for the Company’s working capital needs and planned capital expenditures over the next twelve months. Depending on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing.

There have been no other material changes to the contractual obligation table represented in Item 7 of the Company’s 2005 Annual Report on Form 10-K (available at www.simpsonmfg.com/docs/10K-2005.pdf or www.sec.gov), which provides information concerning the Company’s commitments and obligations at December 31, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has no variable interest-rate debt investments.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to the Company’s operations taken as a whole. The translation adjustment resulted in an increase in accumulated other comprehensive income of $3.0 million and $3.7 million for the three and six months ended June 30, 2006, primarily due to the effect of the weakening of the U.S. dollar in relation to the Canadian dollar and the European currencies during the first three and six months of 2006.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2006, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2006, the Company made no changes to its internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

The Company is in the process of implementing a new accounting software system initially focused on the general ledger and purchasing and payables systems. The Company has begun testing the general ledger system and is planning to begin using the general ledger, purchasing, and payables systems in 2007.

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

Item 1A. Risk Factors

We are affected by risks specific to us, as well as risks that affect all businesses operating in global markets.  Some of the significant factors that could materially adversely affect our business, financial condition and operating results appear in Item 1A of our most recent Annual Report on Form 10-K (available at www.simpsonmfg.com/docs/10K-2005.pdf or www.sec.gov), but we have changed the risk factor titled “If we lose a large customer, our sales and profits would decline,” to read as follows and added the following additional risk factor:

If we lose all or a part of a large customer, our sales and profits would decline.

We have substantial sales to a few large customers. Loss of all or a part of our sales to a large customer would have a material adverse effect on our revenues and profits. The Company’s largest customer accounted for 19.4% and 17.3% of net sales in the three and six months ended June 30, 2006, respectively, as compared to 19.5% and 17.9% of net sales in the three and six months ended June 30, 2005, respectively. This customer may endeavor to replace, in some or all markets, the Company’s products with lower-priced products supplied by others or may otherwise reduce its purchases of the Company’s products. The Company also might reduce its dependence on its largest customer by reducing or terminating sales to one or more of the customer’s subsidiaries. Any reduction in, or termination of, the Company’s sales to this customer would at least temporarily, and possibly longer, cause a material reduction in the Company’s net sales, income from operations and net income. A reduction in or elimination of the Company’s sales to its largest customer, or another of the Company’s larger customers, would increase the Company’s relative dependence on its remaining large customers.

In addition, our customers include retailers and distributors.  Retail and distribution businesses have consolidated over time, which could increase the material adverse effect of losing any of them.

If we change significantly the nature or extent of some of our manufacturing operations, we may reduce our net income.

If we decide to change significantly the nature or extent of a portion of our manufacturing operations, we may need to record an impairment of our goodwill and correspondingly reduce our net income. We had $44.0 million of goodwill at June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 31, 2006, the Company began a program to repurchase 500,000 shares of its common stock in the open market to reduce the dilutive effect of stock options granted in 2006. The repurchase program is part of the $50.0 million that the Company’s Board of Directors authorized in December 2005. The authorization will remain in effect through the end of 2006. The following table presents the monthly purchases by the Company during the second quarter of 2006:

(d) Maximum
			(c) Total Number	Number (or
			of Shares (or	Approximate Dollar
	(a) Total	(b)	Units) Purchased	Value) of Shares (or
	Number of	Average	as Part of	Units) that May Yet
	Shares (or	Price Paid	Publicly	Be Purchased Under
	Units)	per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs

May 1, 2006 - May 31, 2006	62,800	$34.69	62,800	$47.8 million

June 1, 2006 - June 30, 2006	437,200	$34.28	500,000	$32.8 million

Total	500,000

Dividends are determined by the Company’s Board of Directors, based on the Company’s net income, cash flow, financial condition and other factors deemed relevant by the Board of Directors. In addition, existing loan agreements require the Company to maintain tangible net worth of $250.0 million plus 50% of net profit after taxes for each fiscal year. This requirement may limit the amount that the Company may pay as dividends on its common stock. As of June 30, 2006, the Company had $267.6 million available for the payment of dividends under these loan agreements.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders (“Annual Meeting”) was held on April 14, 2006. The following three nominees were elected as directors by the votes indicated:

	Total Votes	Total Votes
	for Each	Withheld from	Term
Name	Director	Each Director	Expires*

Barclay Simpson	44,592,897	926,786	2009
Jennifer A. Chatman	45,298,942	220,741	2009
Robin G. MacGillivray	45,296,442	223,241	2009

* The term expires on the date of the Annual Meeting in the year indicated.

The terms as directors of Earl F. Cheit, Stephen B. Lamson, Peter N. Louras, Jr., Thomas J Fitzmyers, and Barry Lawson Williams continued after the meeting.

The following proposals were also adopted at the Annual Meeting by the vote indicated:

				Broker
Proposal	For	Against	Abstain	Non-Vote

To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for 2006	44,192,833	1,270,748	56,102	—

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1

Agreement of Purchase and Sale dated June 26, 2006, between First Industrial Development Services, Inc. and Simpson Manufacturing Co., Inc., which is incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated June 29, 2006.

31.	Rule 13a-14(a)/15d-14(a) Certifications.
32.	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 8, 2006	By	/s/Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
(principal accounting and financial officer)