Form 10-Q
period 2006-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2006-11-09
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐No  ☒

The number of shares of the Registrant’s common stock outstanding as of September 30, 2006:         48,170,928

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	September 30,		December 31,
	2006	2005	2005
ASSETS
Current assets
Cash and cash equivalents	$104,605	$104,360	$131,203
Short-term investments	—	6,303	—
Trade accounts receivable, net	132,946	129,590	101,621
Inventories	229,703	174,783	181,492
Deferred income taxes	11,622	10,160	10,088
Other current assets	5,257	3,598	10,051
Total current assets	484,133	428,794	434,455

Property, plant and equipment, net	190,311	151,724	166,480
Goodwill	44,297	42,901	42,681
Equity method investment	—	222	244
Other noncurrent assets	15,156	16,952	15,855
Total assets	$733,897	$640,593	$659,715
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$326	$545	$2,186
Trade accounts payable	40,134	41,290	29,485
Accrued liabilities	37,704	30,471	39,076
Income taxes payable	—	3,313	—
Accrued profit sharing trust contributions	6,708	6,013	7,721
Accrued cash profit sharing and commissions	12,213	15,449	10,229
Accrued workers’ compensation	3,312	2,724	3,262
Total current liabilities	100,397	99,805	91,959
Long-term debt, net of current portion	490	1,874	2,928
Other long-term liabilities	1,643	1,352	1,362
Total liabilities	102,530	103,031	96,249
Commitments and contingencies (Note 7)
Minority interest in consolidated variable interest entities	—	—	5,337
Stockholders’ equity
Common stock, at par value	482	482	483
Additional paid-in capital	108,033	89,383	94,398
Retained earnings	511,552	438,773	456,474
Accumulated other comprehensive income	11,300	8,924	6,774
Total stockholders’ equity	631,367	537,562	558,129
Total liabilities and stockholders’ equity	$733,897	$640,593	$659,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands except per-share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$226,718	$233,809	$683,607	$642,359
Cost of sales	139,803	140,607	409,259	388,640
Gross profit	86,915	93,202	274,348	253,719
Operating expenses (income):
Research and development and other engineering	4,531	3,519	15,337	10,722
Selling	17,955	15,679	54,105	47,057
General and administrative	22,468	27,282	72,143	76,995
Loss (gain) on sale of assets	(3)	(2,027)	110	(2,124)
	44,951	44,453	141,695	132,650
Income from operations	41,964	48,749	132,653	121,069
Income (loss) in equity method investment, before tax	(1)	54	(130)	222
Interest income, net	831	373	2,610	595
Income before income taxes	42,794	49,176	135,133	121,886
Provision for income taxes	15,704	17,569	51,151	45,057
Minority interest	—	—	166	—
Net income	$27,090	$31,607	$83,816	$76,829
Net income per common share
Basic	$0.56	$0.66	$1.74	$1.60
Diluted	$0.56	$0.65	$1.71	$1.58
Cash dividends declared per common share	$0.08	$0.05	$0.24	$0.15
Number of shares outstanding
Basic	48,120	48,091	48,295	48,024
Diluted	48,587	48,658	48,935	48,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the nine months ended September 30, 2005 and 2006 and the three months ended December 31, 2005
(In thousands except per-share amounts, unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income	Stock	Total
Balance, January 1, 2005	47,929	$479	$79,877	$369,154	$13,415	$—	$462,925
Comprehensive income:
Net income	—	—	—	76,829	—	—	76,829
Other comprehensive income:
Change in net unrealized gains or losses on available- for-sale investments	—	—	—	—	46	—	46
Translation adjustment	—	—	—	—	(4,537)	—	(4,537)
Comprehensive income							72,338
Options exercised	214	3	2,409	—			2,412
Stock compensation		—	4,414	—	—	—	4,414
Tax benefit of options exercised	—	—	1,976	—	—	—	1,976
Cash dividends declared on Common stock ($0.15 per share)	—	—	—	(7,210)	—	—	(7,210)
Common stock issued at $34.30 per share	21		707	—	—	—	707
Balance, September 30, 2005	48,164	482	89,383	438,773	8,924	—	537,562
Comprehensive income:
Net income	—	—	—	21,565	—	—	21,565
Other comprehensive income:
Change in net unrealized gains or losses on available-for-sale investments	—	—	—	—	12	—	12
Translation adjustment	—	—	—	—	(2,162)	—	(2,162)
Comprehensive income							19,415
Options exercised	158	1	1,682	—	—	—	1,683
Stock compensation	—	—	1,459	—	—	—	1,459
Tax benefit of options exercised	—	—	1,867	—	—	—	1,867
Cash dividends declared on Common stock ($0.08 per share)	—	—	—	(3,864)	—	—	(3,864)
Common stock issued at $38.65 per share	—	—	7	—	—	—	7
Balance, December 31, 2005	48,322	483	94,398	456,474	6,774	—	558,129
Comprehensive income:
Net income	—	—	—	83,816	—	—	83,816
Other comprehensive income:
Translation adjustment, net of tax of $129	—	—	—	—	4,526	—	4,526
Comprehensive income							88,342
Options exercised	343	4	5,431	—	—	—	5,435
Stock compensation	—	—	5,681	—	—	—	5,681
Tax benefit of options exercised	—	—	2,294	—	—	—	2,294
Repurchase of common stock	(500)	—	—	—	—	(17,166)	(17,166)
Retirement of common stock	—	(5)	—	(17,161)	—	17,166	—
Cash dividends declared on Common stock ($0.24 per share)	—	—	—	(11,577)	—	—	(11,577)
Common stock issued at $36.35 per share	6	—	229	—	—	—	229
Balance, September 30, 2006	48,171	$482	$108,033	$511,552	$11,300	$—	$631,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$83,816	$76,829
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (gain) on sale of assets	110	(2,124)
Depreciation and amortization	19,100	17,850
Deferred income taxes	(2,610)	(3,794)
Noncash compensation related to stock plans	5,708	4,798
Loss (income) in equity method investment	130	(222)
Tax benefit of options exercised	—	1,976
Excess tax benefit of options exercised	(2,048)	—
Provision for obsolete inventory	188	808
Provision for (recovery of) doubtful accounts	277	(143)
Minority interest	166	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(30,153)	(41,221)
Inventories	(46,604)	15,697
Trade accounts payable	6,430	7,340
Income taxes payable	4,843	8,493
Accrued profit sharing trust contributions	(1,053)	(1,006)
Accrued cash profit sharing and commissions	1,969	7,250
Other current assets	(1,672)	(667)
Accrued liabilities	1,893	4,015
Other long-term liabilities	410	(97)
Accrued workers’ compensation	50	(36)
Other noncurrent assets	(9)	(245)
Net cash provided by operating activities	40,941	95,501
Cash flows from investing activities
Capital expenditures	(36,934)	(31,074)
Acquisition of minority interest	(9,135)	—
Proceeds from sale of capital assets	79	4,025
Distributions from equity investment	114	—
Maturities of available-for-sale investments	—	7,000
Sales of available-for-sale investments	—	3,500
Net cash used in investing activities	(45,876)	(16,549)
Cash flows from financing activities
Line of credit borrowings	712	724
Repayment of debt and line of credit borrowings	(1,413)	(1,047)
Repurchase of common stock	(17,166)	—
Issuance of Company’s common stock	5,435	2,412
Excess tax benefit of options exercised	2,048	—
Dividends paid	(11,591)	(7,198)
Net cash used in financing activities	(21,975)	(5,109)
Effect of exchange rate changes on cash	312	(400)
Net increase (decrease) in cash and cash equivalents	(26,598)	73,443
Cash and cash equivalents at beginning of period	131,203	30,917
Cash and cash equivalents at end of period	$104,605	$104,360
Noncash activity during the period
Noncash capital expenditures	$3,425	$2,376
Dividends declared but not paid	$3,820	$2,410
Issuance of Company’s common stock for compensation	$229	$707

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries (the “Company”). Investments in 50% or less owned affiliates are generally accounted for using either cost or the equity method. The Company consolidates all variable interest entities where it is the primary beneficiary. All significant intercompany transactions have been eliminated.

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

The following is a reconciliation of basic net income (earnings) per share (“EPS”), to diluted EPS:

(inthousands, except per-share amounts)	Three Months Ended, September 30, 2006			Three Months Ended, September 30, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$27,090	48,120	$0.56	$31,607	48,091	$0.66
Effect of Dilutive Securities
Stock options	—	467	—	—	567	(0.01)
Diluted EPS
Income available to common stockholders	$27,090	48,587	$0.56	$31,607	48,658	$0.65

	Nine Months Ended September 30, 2006			Nine Months Ended, September 30, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$83,816	48,295	$1.74	$76,829	48,024	$1.60
Effect of Dilutive Securities
Stock options	—	640	(0.03)	—	508	(0.02)
Diluted EPS
Income available to common stockholders	$83,816	48,935	$1.71	$76,829	48,532	$1.58

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three months ended September 30, 2006 and 2005, 989 thousand and 512 thousand shares subject to stock options were anti-dilutive, respectively. For the nine months ended September 30, 2006 and 2005, 989 thousand and 896 thousand shares subject to stock options were anti-dilutive, respectively.

Accounting for Stock-Based Compensation

The Company maintains two stock option plans under which it may grant incentive stock options and non-qualified stock options, though the Company has granted only non-qualified stock options under these plans. The Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”) is principally for the Company’s employees and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”) is for its independent directors. The Company generally grants options under each of the 1994 Plan and the 1995 Plan once each year. The exercise price per share under each option granted in January 2006 under the 1994 Plan equaled or exceeded the closing market price per share of the Company’s Common Stock as reported by the New York Stock Exchange for the date when the Company first publicly announced its financial results for 2005. In prior years, stock options were granted under the 1994 Plan with the exercise price equal to or in excess of the closing market price per share of the Company’s Common Stock as reported by the New York Stock Exchange on the last trading day of the preceding year. The exercise price per share under each option granted under the 1995 Plan is at the fair market value on the date specified in the 1995 Plan. Options vest and expire according to terms established at the grant date.

Under the 1994 Plan, no more than 16 million shares of the Company’s common stock may be sold (including shares already sold) pursuant to all options granted under the 1994 Plan. Under the 1995 Plan, no more than 320 thousand shares of common stock may be sold (including shares already sold) pursuant to all options granted under the 1995 Plan. Options granted under the 1994 Plan typically vest evenly over the requisite service period of four years and have a term of seven years. The vesting of options granted under the 1994 Plan will be accelerated if there is a change in control of the Company. Options granted under the 1995 Plan are fully vested on the date of grant.

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment (Revised 2004),” using the modified prospective application approach as the transition method. Prior periods are not restated under this method. The cash flow presentation changed whereby cash inflow from excess tax benefits from the exercise of stock options are presented in the consolidated statements of cash flows as a financing activity, where applicable, rather than as an operating activity, as previously presented. Prior to the adoption of SFAS 123R and since January 1, 2003, when the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and SFAS No. 123, “Accounting for Stock Based Compensation,” the Company accounted for stock options on a fair value basis and used the prospective method of applying SFAS No. 123 for the transition. As of January 1, 2006, the Company had no unvested options which were accounted for using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

The following table represents the Company’s stock option activity for the three and nine months ended September 30, 2006 and 2005:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock option expense recognized in operating expenses	$1,887	$1,404	$5,442	$4,414
Tax benefit of stock option expense in provision for income taxes	692	501	2,063	1,633
Stock option expense, net of tax	$1,195	$903	$3,379	$2,781
Fair value of shares vested	$1,846	$1,404	$5,681	$4,414
Proceeds to the Company from the exercise of stock options	$869	$1,534	$5,435	$2,412
Excess tax benefit from exercise of stock options	$289	$1,527	$2,294	$1,976

	At September 30,
	2006	2005
Stock option cost capitalized in inventory	$239	$—

The amounts included in cost of sales, selling, or general and administrative expenses depend on the job functions performed by the employees to whom the stock options were granted. Shares of common stock issued on exercise of stock options under the plans are registered under the Securities Act of 1933.

The adoption of SFAS No. 123R had no material effect on the Company’s income from continuing operations, income before tax, net income, or net income per share. The adoption of SFAS No. 123R resulted in $2.0 million in additional cash flows from financing activities for the nine months ended September 30, 2006, which previously would have been reported as cash flows from operating activities under SFAS No. 123.

Had compensation cost for the Company’s stock options for all grants prior to January 1, 2003, been recognized based on the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and net income per share would have been as follows:

(in thousands, except per-share amounts)	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Net income, as reported	$31,607	$76,829
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	903	2,781
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards granted prior to January 1, 2003, net of related tax effects	910	2,803
Net income, pro forma	$31,600	76,807
Net income per share
Basic, as reported	$0.66	$1.60
Basic, pro forma	0.66	1.60
Diluted, as reported	0.65	1.58
Diluted, pro forma	0.65	1.58

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Under the 1994 Stock Option plan, the Company allows for full vesting on retirement if the employee becomes “retirement-eligible” by reaching age sixty. Prior to the adoption of SFAS 123R, stock-based employee compensation expense was recorded over the nominal vesting period and if a retirement-eligible employee retired before the end of the vesting period, the Company recorded unrecognized compensation cost at the date of retirement (the “nominal vesting period approach”). The nominal vesting period is four years of service subsequent to the grant date. The “non-substantive vesting period approach” specifies that awards, in substance, become vested when the employee’s retention of the award is no longer contingent on providing service. Under this approach, the unrecorded compensation cost is expensed when that condition is met even if the employee continues providing service to the Company. This would be the case for existing grants when an employee becomes retirement-eligible, as well as when a retirement-eligible employee is granted an award. With the adoption of SFAS No. 123R on January 1, 2006, the Company adopted the non-substantive vesting period approach for new grants that have retirement eligibility provisions. The accounting treatment of options granted to retirement-eligible employees prior to the Company’s adoption of SFAS 123R has not changed and financial statements for periods prior to adoption have not been restated for the effects of adopting SFAS 123R. Therefore, the expense recorded in 2006 comprises stock options that vest under both the non-substantive vesting period approach and the nominal vesting period approach. In contrast, the 2005 expense was calculated using the nominal vesting period approach. The effect on net income of applying the nominal vesting period approach versus the non-substantive vesting period approach was not material to the Company’s results of operations for the three and nine months ended September 30, 2006 and 2005.

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

In March 2006, the Emerging Issues Task Force (EITF) issued EITF 06-3 ”How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The Task Force agreed that a company should disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each annual or interim period for which an income statement is presented. Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as income taxes or gross receipts taxes, are not within the scope of EITF 06-3. EITF 06-3 will be effective for periods beginning after December 15, 2006. Management estimates that the effect on the Company’s financial statements for its fiscal year ending December 31, 2007, or for any quarter of that year will be immaterial.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has not yet determined the effect, if any, on the Company’s financial statements for its fiscal year ending December 31, 2008, or its fiscal quarters within that year. SFAS No. 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the SEC’s views regarding the process of quantifying financial statement misstatements. The interpretations in SAB 108 were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build-up of improper amounts on the balance sheet. This statement is effective for the Company’s annual financial statements starting this year. Management continues to evaluate SAB 108 and its effect on the Company’s consolidated financial statements and results of operations. Based on current information, management does not believe that the effect will be material.

Revision in Classification

Historically, the Company has reported research and development and other engineering expenses as a component of cost of sales because of the integration of these departments within the manufacturing environment. On analysis of the current production environment, the Company has determined that it is more appropriate to report these amounts as operating expenses. The Company has elected to make this change to the condensed consolidated statement of operations beginning with the first quarter of 2006. Management has concluded that the effect of this revision in classification for the three and nine months ended September 30, 2005, which was an increase in gross profit of $3.5 million and $10.7 million, respectively, was immaterial. The revision in classification had no effect on the Company’s consolidated income from operations, net income, net income per share, cash flows, or any balance sheet item for any period. The Company believes this change enhances the transparency of its financial statements and is appropriate given the organizational changes that have occurred as the Company has grown.

2. Trade Accounts Receivable, net

Trade accounts receivable consist of the following:

(in thousands)	At September 30,		At December 31,
	2006	2005	2005
Trade accounts receivable	$137,917	$133,799	$105,940
Allowance for doubtful accounts	(2,312)	(2,196)	(2,131)
Allowance for sales discounts and returns	(2,659)	(2,013)	(2,188)
	$132,946	$129,590	$101,621

3. Inventories

Inventories consist of the following:

(in thousands)	At September 30,		At December 31,
	2006	2005	2005
Raw materials	$102,288	$63,740	$65,163
In-process products	26,639	25,221	30,207
Finished products	100,776	85,822	86,122
	$229,703	$174,783	$181,492

4. Property, Plant and Equipment, net

Property, plant and equipment, net, consists of the following:

(in thousands)	At September 30,		At December 31,
	2006	2005	2005
Land	$22,786	$18,451	$21,720
Buildings and site improvements	114,363	88,045	93,751
Leasehold improvements	4,710	5,921	5,945
Machinery and equipment	174,909	159,819	161,357
	316,768	272,236	282,773
Less accumulated depreciation and amortization	(151,646)	(134,323)	(135,570)
	165,122	137,913	147,203
Capital projects in progress	25,189	13,811	19,277
	$190,311	$151,724	$166,480

Included in property, plant and equipment at December 31, 2005, are land, buildings, building improvements and construction-in-progress of consolidated variable interest entities with a net book value of $9.0 million.

5. Investments

Equity Method Investment

The Company has a 35% equity interest in Keymark Enterprises, LLC (“Keymark”), for which it accounts using the equity method. Keymark develops software that assists in the design and engineering of residential structures. The Company’s relationship with Keymark includes the specification of the Company’s products in the Keymark software. The Company has no obligation to make any additional future capital contributions, nor does it intend to provide additional funding, to Keymark. Due to equity losses through September 30, 2006, the carrying amount of the Company’s investment in Keymark has been written down to zero.

Available-for-Sale Investments

As of December 31, 2005, the Company’s available-for-sale investments had either matured or were redeemed. Prior to that, the Company’s investments in all debt securities were classified as available-for-sale investments. As of September 30, 2005, the Company’s investments, classified as short-term investments, were as follows:

(in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt investments
Municipal bonds	$6,315	$—	$12	$6,303

6. Debt

Outstanding debt at September 30, 2006 and 2005, and December 31, 2005, and the available credit at September 30, 2006, consisted of the following:

(dollar amounts in thousands)	Available	Debt Outstanding
	Credit at September 30,	at September 30,		at December 31,
	2006	2006	2005	2005
Revolving line of credit, interest at bank’s reference rate less 0.50% (at September 30, 2006, the bank’s reference rate less 0.50% was 7.75%), expires November 2006	$13,800	$—	$—	$—
Revolving term commitment, interest at bank’s prime rate less 0.50% (at September 30, 2006, the bank’s prime rate less 0.50% was 7.75%), expires October 2007	9,200	—	—	—
Revolving line of credit, interest at the bank’s base rate plus 2% (at September 30, 2006, the bank’s base rate plus 2% was 6.75%), expires September 2007	1,296	—	—	—
Revolving lines of credit, interest rates between 3.3768% and 4.50%	5,359	—	—	—
Term loan, interest at 7.70%, collateralized by real estate, repaid June 2006	—	—	—	1,941
Term loan, interest at bank’s base rate plus 1.65% (at September 30, 2006, the bank’s base rate plus 1.65% was 6.177%), collateralized by real estate, repaid March 2006	—	—	—	1,691
Term loan, interest at LIBOR plus 1.375% (at September 30, 2006, LIBOR plus 1.375% was 6.775%), matures May 2008	—	600	900	750
Term loans, interest rates between 4.00% and 5.50%, expirations between 2006 and 2018	—	216	1,519	732
	29,655	816	2,419	5,114
Less current portion of long-term debt		(326)	(545)	(2,186)
Long-term debt, net of current portion		$490	$1,874	$2,928
Available credit	$29,655

7. Commitments and Contingencies

Note 9 to the consolidated financial statements in the 2005 Annual Report provides information concerning commitments and contingencies. From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The resolution of claims and litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

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

Corrosion, hydrogen enbrittlement, cracking, material hardness, wood pressure-treating chemicals, misinstallations, environmental conditions or other factors can contribute to failure of fasteners, connectors and tools. On occasion, some of the fasteners that the Company sells have failed, although the Company has not incurred any material liability resulting from those failures. The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions.  The Company subjects its products to extensive testing, with results and conclusions published in Company catalogues and on its websites (see www.strongtie.com/info and www.duravent.com). Based on test results to date, the Company believes that, generally, if its products are appropriately selected and installed in accordance with the Company’s guidance, they may be reliably used in appropriate applications.

8. Stock Option Plans

The Company currently has two stock option plans (see Note 1 — Accounting for Stock-Based Compensation). Participants are granted stock options only if the applicable company-wide or profit-center operating goals, or both, established by the Compensation Committee of the Board of Directors at the beginning of the year, are met.

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

Black-Scholes option pricing model assumptions for options granted in 2006 and 2005 are as follows:

Number		Risk					Weighted
of options		free					average
granted	Grant	interest	Dividend	Expected		Exercise	fair
(in thousands)	Date	rate	yield	life	Volatility	Price Range	value
1994 Plan
1	05/30/06	4.97%	0.90%	6.3 years	27.2%	$35.75	$12.25
489	01/26/06	4.46%	0.79%	6.3 years	27.2%	$40.72 to $44.79	$13.68
515	01/01/05	3.87%	0.57%	6.4 years	28.0%	$34.90 to $38.39	$11.91
1995 Plan
5	02/15/06	4.46%	0.81%	6.3 years	27.2%	$39.27	$13.14
14	02/14/05	3.87%	0.57%	6.3 years	28.0%	$36.00	$12.18

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise	Weighted- Average Remaining Contractual	Aggregate Intrinsic Value *
Non-Qualified Stock Options	(in thousands)	Price	Life	(in thousands)
Outstanding at January 1, 2006	2,950	$22.46
Granted	495	40.70
Exercised	(343)	15.86
Forfeited	(20)	31.62
Outstanding at September 30, 2006	3,082	$26.06	4.2	$13,611
Exercisable at September 30, 2006	1,895	$22.11	3.6	$12,002

*                    The intrinsic value represents the amount by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $27.03 on September 30, 2006.

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $7.2 million and $5.4 million, respectively.

A summary of the status of unvested options as of September 30, 2006, and changes during the nine months ended September 30, 2006, are presented below:

	Shares	Weighted Average Grant-Date
Unvested Options	(in thousands)	Fair Value
Unvested at January 1, 2006	1,290	$9.52
Granted	495	13.67
Vested	(578)	9.40
Forfeited	(20)	11.05
Unvested at September 30, 2006	1,187	$11.28

As of September 30, 2006, there was $11.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 2.4 years. Options granted under the 1995 Plan are fully vested and expensed to income on the date of grant.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Sales
Connector products	$201,739	$209,453	$614,901	$582,194
Venting products	24,979	24,356	68,706	60,165
Total	$226,718	$233,809	$683,607	$642,359
Income from Operations
Connector products	$39,418	$45,839	$128,060	$117,891
Venting products	2,526	2,705	5,088	3,984
Administrative and all other	20	205	(495)	(806)
Total	$41,964	$48,749	$132,653	$121,069

	At September 30,		At December 31,
	2006	2005	2005
Total Assets
Connector products	$542,677	$458,684	$457,071
Venting products	88,390	66,506	68,395
Administrative and all other	102,830	115,403	134,249
Total	$733,897	$640,593	$659,715

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent and short-term investment balances in the “Administrative and all other” segment were $88.5 million, $103.1 million, and $121.4 million, as of September 30, 2006 and 2005, and December 31, 2005, respectively.

10. Consolidation of Variable Interest Entities

The Company previously leased two facilities from related-party partnerships whose primary purpose was to own and lease these two properties to the Company. The partnerships did not have any other significant assets. These partnerships were considered variable interest entities under FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities (revised December 2003)—an Interpretation of ARB No. 51” (“FIN 46(R)”). Although the Company did not have direct ownership interests in the partnerships, it was required to consolidate the partnerships, as it was considered the primary beneficiary as interpreted by FIN 46(R). The Company became the primary beneficiary when it agreed to a fixed price purchase option for the properties owned by the related-party partnerships. The Company purchased the two facilities during the nine months ended September 30, 2006.

The real estate owned by the partnerships consisted of land, buildings and building improvements, which were pledged as collateral for mortgages under which the lender had no recourse to the Company. The Company had no off-balance sheet arrangements at September 30, 2006.

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

The amount of rent expense for the properties owned by the variable interest entities during the nine months ended September 30, 2006, was $0.3 million. There was no rent expense for these properties during the quarter ended September 30, 2006. In March 2006, the Company completed the purchase, for $5.0 million in cash, of the facility that it previously leased from a related party and consolidated variable interest entity in San Leandro, California. In June 2006, the Company completed the purchase, for $6.5 million in cash, of the facility that it previously leased from a related party and consolidated variable interest entity in Vacaville, California. Both of these transactions were unanimously approved by the independent members of the Company’s Board of Directors.

11. Lease Termination

In May 2006, the Company relocated its home office from a leased facility in Dublin, California, to the facility in Pleasanton, California, which it purchased in August 2005. In June 2006, the Company ceased using the leased facility in Dublin, California. As a result of this move, the Company recorded a lease termination expense of $1.2 million, in June 2006, representing the fair value of the remaining rent obligation, reduced by the estimated sublease rentals that the Company believes could reasonably be obtained for the facility. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. Estimates for the liability balance are based on the status of the Company’s efforts to lease vacant office space, including a review of real estate market conditions, projections for sublease income and sublease commencement assumptions. Lease termination charges are reflected in general and administrative expenses in the Company’s condensed consolidated statements of operations.

The following table provides the liability balances and activities of the Company’s lease termination reserve for the three months ended September 30, 2006:

(in thousands)
Balance at beginning of period	$1,226
Additional provision	94
Cash payments	(316)
Balance at end of period	$1,004

Remaining cash expenditures associated with the lease termination are expected to be paid over the remaining lease term, which concludes in October 2007. Based on the Company’s assumptions as of September 30, 2006, the Company expected its lease payments, net of expected sublease income, to result in a total cash outlay of $1.1 million. Substantially all of the lease termination charge is associated with the connector products segment.

During the quarter-ended September 30, 2006, the Company was not successful in subleasing the facility and has reversed the expected sublease income for the quarter, resulting in an additional expense of $74 thousand.

12. Subsequent Events

In October 2006, the Company’s Board of Directors declared a dividend of $0.08 per share, estimated to total $3.9 million, to be paid on January 25, 2007, to stockholders of record on January 4, 2007.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and nine months ended September 30, 2006 and 2005. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended September 30, 2006, Compared
with the Three Months Ended September 30, 2005

Net sales decreased 3.0% to $226.7 million in the third quarter of 2006 as compared to net sales of $233.8 million for the third quarter of 2005. Net income decreased 14.3% to $27.1 million for the third quarter of 2006 as compared to net income of $31.6 million for the third quarter of 2005. Diluted net income per common share was $0.56 for the third quarter of 2006 as compared to $0.65 for the third quarter of 2005.

In the third quarter of 2006, sales declined throughout North America, with a significant portion of the decline occurring in California. Sales in Europe and the United Kingdom increased substantially during the quarter. Simpson Strong-Tie’s third quarter sales decreased 3.7% over the same quarter last year, while Simpson Dura-Vent’s sales increased 2.6%. Sales to contractor distributors had the largest percentage rate decreases, reflecting slower homebuilding activity, particularly in California and the western United States. Homecenters and dealer distributors also had above average decreases in sales. Sales decreased across most of Simpson Strong-Tie’s major product lines, particularly the Strong-Wall product line and other products used mostly in new home construction. Simpson Strong-Tie’s Sales of the Quik Drive product line grew significantly, though the rate of increase was lower than that during the first half of 2006. Sales of Anchor Systems products were flat during the third quarter. Sales of Simpson Dura-Vent’s pellet vent and chimney product lines increased in the third quarter of 2006 compared to the third quarter of 2005, while sales of its Direct-Vent products, designed for use with natural gas burning appliances, and its gas vent products decreased.

Income from operations decreased 13.9% from $48.7 million in the third quarter of 2005 to $42.0 million in the third quarter of 2006, while gross margins decreased from 39.9% in the third quarter of 2005 to 38.3% in the third quarter of 2006. Approximately one third of the decrease in income from operations was related to the gain on the sale of a building that was recognized in the third quarter of 2005. The decrease in gross margins was primarily due to higher fixed overhead and labor costs on the lower sales volume. The steel market continues to be dynamic with a high degree of uncertainty. Availability of steel has improved somewhat, but steel prices have not decreased. The Company’s raw material inventory, which is primarily made up of steel, has increased 57.0% since December 31, 2005, and its in-process and finished goods inventory has increased by 9.5% over the same period. The Company believes that steel prices may have stabilized for the near term. If, however, steel prices increase and the Company is not able to increase its prices sufficiently, the Company’s margins would deteriorate.

Research and development and engineering expenses increased 28.8% from $3.5 million in the third quarter of 2005 to $4.5 million in the third quarter of 2006. This increase was primarily due to higher personnel costs of $0.8 million. Selling expenses increased 14.5% from $15.7 million in the third quarter of 2005 to $18.0 million in the third quarter of 2006. The increase was driven primarily by a $1.3 million increase in expenses associated with sales and marketing personnel and a $0.7 million increase in promotional costs. General and administrative expenses decreased 17.6% from $27.3 million in the third quarter of 2005 to $22.5 million in the third quarter of 2006. The decrease was primarily due to a reduction in cash profit sharing and stock compensation costs included in administrative expenses totaling $6.7 million, partially offset by an increase in other personnel costs of $1.4 million and professional service costs of $0.7 million. Interest income, net of interest expense, increased $0.5 million in the third quarter of 2006 as compared to the third quarter of 2005, primarily as a result of higher interest rates. The effective tax rate was 36.7% in the third quarter of 2006, up from 35.7% in the third quarter of 2005.

Results of Operations for the Nine Months Ended September 30, 2006, Compared
with the Nine Months Ended September 30, 2005

Net sales increased 6.4% to $683.6 million as compared to net sales of $642.4 million for the first nine months of 2005. Net income increased 9.1% to $83.8 million for the first nine months of 2006 as compared to net income of $76.8 million for the first nine months of 2005. Diluted net income per common share was $1.71 for the first nine months of 2006 as compared to $1.58 for the first nine months of 2005.

In the first nine months of 2006, sales growth occurred throughout North America, with the exception of California, primarily due to the growth during the first half of the year. Sales in Europe and the United Kingdom were also higher. The growth rates in the United States were highest in the southern and southeastern regions. In the first nine months of 2006, Simpson Strong-Tie’s sales increased 5.6% over the same period last year, while Simpson Dura-Vent’s sales increased 14.2%. Sales to homecenters and dealer and contractor distributors increased during the first nine months of 2006. The sales increase was broad-based across most of Simpson Strong-Tie’s major product lines. Simpson Strong-Tie’s Quik Drive and Anchor Systems product lines had the highest percentage growth rates in sales. Sales of the Strong-Wall product line were down compared to the first nine months of 2005, consistent with decreased homebuilding activity. Sales of Simpson Dura-Vent’s pellet vent and chimney product lines increased significantly in the first nine months of 2006. Sales of its Direct-Vent products were flat when compared to the first nine months of 2005 and sales of its gas vent products decreased somewhat.

Income from operations increased 9.6% from $121.1 million in the first nine months of 2005 to $132.7 million in the first nine months of 2006, while gross margins increased from 39.5% in the first nine months of 2005 to 40.1% in the first nine months of 2006. This increase in gross margins was primarily due to improved absorption of fixed overhead costs in the first half of 2006 partially offset by increases in these costs in the third quarter.

Research and development and engineering expenses increased 43.0% from $10.7 million in the first nine months of 2005 to $15.3 million in the first nine months of 2006. This increase was primarily due to higher personnel costs of $3.9 million. Selling expenses increased 15.0% from $47.1 million in the first nine months of 2005 to $54.1 million in the first nine months of 2006. The increase was driven primarily by a $3.7 million increase in expenses associated with sales and marketing personnel and a $1.9 million increase in promotional costs. General and administrative expenses decreased 6.3% from $77.0 million in the first nine months of 2005 to $72.1 million in the first nine months of 2006. Interest income, net of interest expense, increased $2.0 million in the first nine months of 2006 as compared to the first nine months of 2005, primarily due to higher interest rates. The effective tax rate was 37.9% in the first nine months of 2006, up from 37.0% in the first nine months of 2005.

Liquidity and Sources of Capital

As of September 30, 2006, working capital was $383.7 million as compared to $328.9 million at September 30, 2005, and $342.5 million at December 31, 2005. The increase in working capital from December 31, 2005, was primarily due to increases of inventories of $48.2 million and net trade accounts receivable of $31.3 million and a decrease of accrued liabilities of $1.4 million. Raw materials and in-process and finished goods increased 57% and 10%, respectively, from December 31, 2005. Net trade accounts receivable increased 31% from December 31, 2005, primarily due to the higher sales levels in the third quarter of 2006 compared to the fourth quarter of 2005. Offsetting this increase in working capital was a decrease in cash and cash equivalents of $26.6 million, increases in trade accounts payable of $10.6 million and accrued cash profit sharing and commissions, primarily as a result of higher operating income in the third quarter of 2006 compared to the fourth quarter of 2005, of $2.0 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts, none of which was individually material. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $83.8 million and noncash expenses, primarily depreciation, amortization and stock-based compensation charges totaling $24.8 million, resulted in net cash provided by operating activities of $40.9 million. As of September 30, 2006, the Company had unused credit facilities available of $29.7 million.

The Company used $45.9 million in its investing activities, mostly for capital expenditures, primarily for facilities or improvements in Vacaville, San Leandro, Stockton and Pleasanton, California, and Columbus, Ohio, as well as for machinery and equipment for various facilities throughout the United States. The facilities in San Leandro and Vacaville, California, were acquired from the Company’s consolidated variable interest entities. The Company estimates its capital spending will be approximately $10.0 million for the remainder of 2006.

In March 2006 and June 2006, the Company completed purchases, for $5.0 million and $6.5 million, of facilities in San Leandro and Vacaville, California, respectively, from related parties that had been consolidated as variable interest entities. The transactions were unanimously approved by the independent members of the Company’s Board of Directors. In August 2006, the Company purchased a building in Gallatin, Tennessee, for $5.5 million. The Gallatin building is approximately 194,000 square feet and will be used primarily for manufacturing and assembly of the Company’s Quik Drive product line, replacing the facility that the Company currently leases in Gallatin.

The Company vacated its original facility in McKinney, Texas, and has listed it for sale, but the Company cannot estimate when it will be sold or the proceeds of such a sale. The Company has performed an analysis of the valuation of this property and does not believe that the asset is impaired at this time, although conditions may change in the future.

The Company’s financing activities used net cash of $22.0 million. Uses of cash for financing activities were primarily from the repurchase of the Company’s common stock totaling $17.2 million, payments of cash dividends totaling $11.6 million and payments on the Company’s long-term debt, primarily related to its European operations, of $1.4 million. Cash provided by financing activities was primarily from the issuance of the Company’s common stock through the exercise of stock options totaling $5.4 million and the excess tax benefit of options exercised of $2.0 million. In October 2006, the Company’s Board of Directors declared a dividend of $0.08 per share, estimated to total $3.9 million, to be paid on January 25, 2007, to stockholders of record on January 4, 2007.

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

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to the Company’s operations taken as a whole. The translation adjustment resulted in an increase in accumulated other comprehensive income of $0.8 million and $4.5 million for the three and nine months ended September 30, 2006, primarily due to the effect of the weakening of the U.S. dollar in relation to the Canadian dollar and the European currencies during the first three and nine months of 2006.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.   As of September 30, 2006, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting.   During the three months ended September 30, 2006, the Company made no changes to its internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

The Company is in the process of implementing a new accounting software system initially focused on the general ledger and purchasing and payables modules. The Company has begun testing the general ledger system and is planning to begin using the new systems in 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The resolution of claims and litigation is subject to inherent uncertainty and it is possible that such resolution could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

We have substantial sales to a few large customers. Loss of all or a part of our sales to a large customer would have a material adverse effect on our revenues and profits. The Company’s largest customer accounted for 15.9% and 16.8% of net sales in the three and nine months ended September 30, 2006, respectively, as compared to 17.8% and 17.9% of net sales in the three and nine months ended September 30, 2005, respectively. This customer may endeavor to replace, in some or all markets, the Company’s products with lower-priced products supplied by others or may otherwise reduce its purchases of the Company’s products. The Company also might reduce its dependence on its largest customer by reducing or terminating sales to one or more of the customer’s subsidiaries. Any reduction in, or termination of, the Company’s sales to this customer would at least temporarily, and possibly longer, cause a material reduction in the Company’s net sales, income from operations and net income. A reduction in or elimination of the Company’s sales to its largest customer, or another of the Company’s larger customers, would increase the Company’s relative dependence on its remaining large customers.

In addition, our customers include retailers and distributors.  Retail and distribution businesses have consolidated over time, which could increase the material adverse effect of losing any of them.

If we change significantly the nature or extent of some of our manufacturing operations, we may reduce our net income.

If we decide to change significantly the nature or extent of a portion of our manufacturing operations, we may need to record an impairment of our goodwill and correspondingly reduce our net income. We had $44.3 million of goodwill at September 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2005, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from December 2004. The authorization will remain in effect through the end of 2006. The amount that may yet be purchased under this authorization is $32.8 million, although the Company does not currently have any plan to repurchase additional shares.

Dividends are determined by the Company’s Board of Directors, based on the Company’s net income, cash flow, financial condition and other factors deemed relevant by the Board of Directors. In addition, existing loan agreements require the Company to maintain tangible net worth of $250.0 million plus 50% of net profit after taxes for each fiscal year. This requirement may limit the amount that the Company may pay as dividends on its common stock. As of September 30, 2006, the Company had $282.0 million available for the payment of dividends under these loan agreements.

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

Simpson Manufacturing Co., Inc.
(Registrant)
DATE: November 8, 2006	By	/s/MICHAEL J. HERBERT
Michael J. Herbert
Chief Financial Officer
(principal accounting and financial officer)