Form 10-K
period 2006-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2007-03-01
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

As of June 30, 2006, there were outstanding 48,107,596 shares of the registrant’s common stock, par value $0.01, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2006) was approximately $1,326,036,018. As of February 22, 2007, 48,400,475 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 16, 2007, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

This document contains forward-looking statements, based on numerous assumptions and subject to risks and uncertainties. Although the Company believes that the forward-looking statements are reasonable, it does not and cannot give any assurance that its beliefs and expectations will prove to be correct. Many factors could significantly affect the Company’s operations and cause the Company’s actual results to be substantially different from the Company’s expectations. Those factors include, but are not limited to: (i) general economic and construction business conditions; (ii) customer acceptance of the Company’s products; (iii) relationships with key customers; (iv) materials and manufacturing costs; (v) the financial condition of customers, competitors and suppliers; (vi) technological developments; (vii) increased competition; (viii) changes in capital markets; (ix) governmental and business conditions in countries where the Company’s products are manufactured and sold; (x) changes in trade regulations; (xi) the effect of acquisition activity; (xii) changes in the Company’s plans, strategies, objectives, expectations or intentions; and (xiii) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission. Actual results might differ materially from results suggested by any forward-looking statements in this report. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise. See “Item 1A — Risk Factors.”

PART I

Item 1. Business.

Background

Simpson Manufacturing Co., Inc. (the “Company”), through its subsidiary, Simpson Strong-Tie Company Inc. (“Simpson Strong-Tie” or “SST”), designs, engineers and is a leading manufacturer of wood-to-wood, wood-to-concrete, wood-to-masonry connectors, SST Quik Drive screw fastening systems and collated screws, and pre-fabricated shearwalls. SST Anchor Systems also offers a full line of adhesives, mechanical anchors, carbide drill bits and powder actuated tools for concrete, masonry and steel. The Company’s subsidiary, Simpson Dura-Vent Company, Inc. (“Simpson Dura-Vent” or “SDV”), designs, engineers and manufactures venting systems for gas, wood, oil, pellet and other alternative fuel burning appliances. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself (“DIY”) markets. The Company believes that SST benefits from strong brand name recognition among architects and engineers who frequently specify in building plans the use of SST products, and that SDV benefits from strong brand name recognition among contractors, dealers, distributors and SDV’s relationships with original equipment manufacturers (“OEMs”) to which SDV markets its products. SST has continuously manufactured structural connectors since 1956. See Note 14 to the Company’s Consolidated Financial Statements for information regarding the net sales, income from operations, depreciation and amortization, significant non-cash charges, income tax expense (benefit), capital expenditures and acquisitions and total assets for the Company’s two operating segments. See “Item 1A — Risk Factors.”

Connectors produced by Simpson Strong-Tie typically are steel devices that are used to strengthen, support and connect joints in residential and commercial construction and DIY projects. SST’s Anchor Systems product line is included in the connector product segment. SST’s connector products enhance the safety and durability of the structures in which they are installed and can save time and labor costs. SST’s connector products contribute to structural integrity and resistance to seismic, wind and other forces. Applications range from commercial and residential building, to deck construction, to DIY projects. SST produces and markets over 5,000 standard and custom products.

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

The Company emphasizes continuous new product development and often obtains patent protection for its new products. The Company’s products are marketed in all 50 states of the United States and in Europe, Canada, Japan, China, Australia, New Zealand, Mexico and several countries in Central and South America. Both Simpson Strong-Tie and Simpson Dura-Vent products are distributed to home centers, through wholesale distributors and to contractors and dealers. Simpson Dura-Vent also sells to OEM manufacturers.

The Company has developed and uses automated manufacturing processes. Its innovative manufacturing systems and techniques have allowed it to control manufacturing costs, while developing both new products and products that meet customized requirements and specifications. The Company’s development of specialized manufacturing processes has also permitted increased operating flexibility and enhanced product design innovation. The Company has 17 manufacturing locations in the United States, Canada, France, Denmark and England.

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

Natural disasters throughout the world have focused attention on safety concerns relating to the structural integrity of homes and other buildings. The 1995 earthquake in Kobe, Japan, the 1994 earthquake in Northridge, California, the 1989 Loma Prieta earthquake in Northern California, Hurricanes Hugo in 1989 and Andrew in 1992 and a series of hurricanes in 2004 and 2005, including Katrina, in the southeastern United States, and other less cataclysmic natural disasters, damaged and destroyed innumerable homes and other buildings, resulting in heightened consciousness of the fragility of some of those structures.

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

The Company continues to develop its distribution through home centers throughout the United States. The Company’s sales to home centers increased in 2004 and 2005 and were flat in 2006. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Home Centers. The Company intends to continue to increase penetration of the DIY markets by solicitation of home centers. The Company’s sales force maintains on-going contact with home centers to work with them in a broad range of areas including inventory levels, retail display maintenance, and product knowledge training. To satisfy specialized requirements of the home center market, the Company has developed extensive bar coding and merchandising aids and has devoted a portion of its research efforts to the development of DIY products.

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

While the Company is expanding its established facilities outside of California to increase its presence and sales in these markets, sales of some products may relate primarily to certain regions. For example, sales of SST’s line of shearwalls, which the Company expanded with the introduction of a steel wall, are concentrated in the western region of the United States since their use is primarily intended to resist the effects of seismic forces. Since 1993, the Company has established operations in the United Kingdom, opened warehouse and distribution facilities in western Canada and the midwestern and northeastern United States, purchased anchor products manufacturers in Illinois and eastern Canada and connector product manufacturers in France, Denmark, Germany and western Canada and acquired the assets of a leading manufacturer and distributor of screw fastening systems and collated screws with manufacturing and distribution operations in Tennessee and distribution in Canada, Europe, Australia and New Zealand. The European investments are intended to establish a presence in the European Community through companies with existing customer bases and through servicing U.S.-based customers operating there. The Company recently established a sales office in Hong Kong. The Company also distributes connector and epoxy products in Chile, Mexico, Japan, Australia and New Zealand. The Company intends to continue to pursue and expand operations both inside and outside of the United States (see Note 14 to the Company’s Consolidated Financial Statements).

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

Products

Simpson Strong-Tie is a recognized brand name in the markets it serves. SST manufactures and markets products that strengthen the three types of connections typically found in residential and commercial construction:  wood-to-wood, wood-to-concrete and wood-to-masonry. The Company’s connector products, including its pre-fabricated shearwalls, are installed on the continuous load path from the foundation to the roof system. SST also markets specialty screws and nails for proper installation of certain of its connector products. These products have seismic, retrofit and remodeling applications for both new construction and DIY markets. Through its Anchor Systems product line, SST offers a full line of adhesives, mechanical anchors and powder actuated tools for numerous anchoring applications in concrete, masonry and steel. SST also offers screw fastening systems and collated screws for various construction applications through the Quik Drive product line.

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

Simpson Strong-Tie also manufactures connector products specifically designed for use with engineered wood products, such as wood I-joists. With increased timber costs and reduced availability of trees suitable for making traditional solid sawn lumber, construction with engineered wood products has increased substantially in the last several years. Over the same period, SST’s sales of engineered wood connectors through dealer and contractor distributors and engineered wood product manufacturers have also increased.

New Product Development

Simpson Strong-Tie commits substantial resources to engineering and new product development. The majority of its products have been developed through SST’s internal research and development program. SST typically develops 10 to 20 new products each year. SST’s research and development expense for the three years ended December 31, 2006, 2005 and 2004, was $5,075,000, $4,302,000 and $3,966,000, respectively. In late 2002, SST completed construction of its advanced testing facility in Stockton, California, which tests multi-story wall systems. As part of the new product development process, SST engineers, in cooperation with sales and marketing staff, meet regularly with architects, engineers, building inspectors, code officials and customers to get product input and feedback. Each year, several new products are developed, including those derived from existing product lines. Recently, SST developed and introduced a line of pre-fabricated steel shearwall products primarily for the new construction market and a new line of collated fasteners and fastener tools. SST also has expanded its line of chemical and mechanical anchor products and powder actuated tools and has developed new products to address 2007 building code changes. In addition, SST is increasing its product development efforts to serve both the cold-formed steel and insulated concrete form markets. Existing distribution channels have been receptive to these product line extensions, thereby enhancing SST’s ability to enter new markets.

Sales and Marketing

Simpson Strong-Tie’s sales and marketing programs are implemented through SST’s branch system. SST currently maintains branches in Northern and Southern California, Texas, Ohio, Canada, England, France and Denmark. Each branch is served by its own sales force, as well as manufacturing, warehouse and office facilities. Each branch is responsible for a broad geographic area. Each is responsible for setting and executing sales and marketing strategies that are consistent with the markets that the branch serves and the goals of SST. The domestic branches closely integrate their manufacturing activities to enhance product availability. Branch sales forces in the U.S. are supported by marketing managers in the home office in Pleasanton, California. The home office also functions to coordinate issues affecting customers that operate in multiple regions. The sales force maintains close working relationships with customers, develops new business, calls on architects, engineers and building officials and participates in a range of educational seminars.

Simpson Strong-Tie sells its products through an extensive distribution system comprising dealer distributors supplying thousands of retail locations nationwide, contractor distributors, home centers, lumber dealers, manufacturers of engineered wood products, and specialized contractors such as roof framers. In recent years, sales to home centers have been one of the Company’s fastest growing distribution channels. A large part of that growth was sales to The Home Depot, which exceeded 10% of the Company’s consolidated net sales in each of the last three years (see Note 14 to the Company’s Consolidated Financial Statements and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Consolidation of retailers and distributors has occurred over time. While the consolidation of these large retailers and distributors provides the Company with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential volume loss. The loss of any of the larger home centers and distributors as customers would have a material adverse effect on SST until either such customers are replaced or SST makes the necessary adjustments (if possible) to compensate for the loss of business. SST’s DIY and dealer products are used to build projects such as decks, patio covers and garage organization systems.

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

Simpson Strong-Tie believes that dealer and home center sales of SST products are significantly greater when the bins and racks at large dealer and home center locations are adequately stocked with appropriate products. Various retailers carry varying numbers of SST products and SST’s sales force is engaged in ongoing efforts to inform retailers about SST’s merchandising programs and the appeal of the SST brand.

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

Simpson Dura-Vent’s objective is to expand market share in all of its distribution channels, by entering expanding markets that address energy and environmental concerns. SDV’s strategy is to capitalize on its strengths in new product development and its established distribution network and to continue its commitment to high quality and service. SDV operates manufacturing and warehouse facilities in California, Mississippi, Minnesota, and Ontario, Canada.

Products

Simpson Dura-Vent is a leading supplier of double-wall Type B Gas Vent systems, used for venting gas furnaces, water heaters, boilers and decorative gas fireplaces. SDV’s Type B Gas Vent product line features heavy-duty quality construction and a twist-lock design that provides for fast and easy job-site assembly compared to conventional snap together designs. The twist-lock design has broader applications and has been incorporated into SDV’s gas, pellet and Direct-Vent product lines. SDV also markets a patented flexible vent connector, Dura/Connect, for use between the gas appliance flue outlet and the connection to the Type B Gas Vent installed in the ceiling. Dura/Connect offers a simple twist, bend and connect installation for water heaters and gas furnaces.

Consumer concerns over the rising costs of natural gas and home heating oil in 2003 through the first half of 2006 increased demand for alternative fuel appliances. This has resulted in increased demand for SDV’s all-fuel chimney and pellet vent products. The gas fireplace market has evolved into two basic types of fireplace: top-vent fireplaces that are vented with the standard Type B Gas Vent and direct-vent fireplaces that use a special double-wall venting system. SDV’s Direct-Vent system is designed not only to exhaust the flue products, but also to draw in outside air for combustion, an important feature in modern energy-efficient home construction. The Direct-Vent gas fireplace systems provide ease of installation, permitting horizontal through-the-wall venting or standard vertical through-the-roof venting. SDV has established relationships with several large manufacturers of gas stoves and gas fireplaces to supply Direct-Vent venting products. In 1996, SDV expanded its Direct-Vent product line to include both co-axial and co-linear Direct-Vent systems for venting gas stoves and gas inserts into existing masonry chimneys or existing factory-built metal chimneys.

New Product Development

Simpson Dura-Vent has gained industry recognition by offering innovative new products that meet changing needs of customers. SDV representatives serve on industry committees concerned with issues such as new appliance standards and government regulations. SDV’s research and development expense for the three years ended December 31, 2006, 2005 and 2004, was $601,000, $598,000 and $518,000, respectively. SDV also maintains working relationships with research and development departments of major appliance manufacturers, providing prototypes for field testing and conducting tests in SDV’s testing laboratory. SDV believes that such relationships provide competitive advantages. For example, SDV introduced the first venting system for Direct-Vent gas appliances. In 2003, SDV developed stainless steel flexible relining systems for masonry chimneys. These systems are used to resize and retrofit masonry chimneys to accommodate wood burning and pellet burning fireplace inserts. In 1999, SDV introduced DuraTech, a twin-walled insulated chimney system for use on wood burning stoves, fireplaces and oil fired appliances. This product line has been designed and manufactured to a new standard of excellence. It is constructed from stainless steel and incorporates blanket insulation for enhanced safety and efficiency. In 2004, SDV completed testing for a new chimney product line, Dura-Plus HTC, which is designed to meet Canadian standards for chimney systems, and began marketing in Canada in 2005. In 2006, SDV launched a new, improved PelletVent for venting pellet burning stoves. SDV manufactures this new product line using its new laser weld equipment. SDV has filed a patent application for the new product line.

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

Simpson Dura-Vent responds to technological changes occurring in the industry through new product development and has developed a reputation for quality and service to its customers. To reinforce its reputation for quality, SDV produces extensive sales support literature and advertising materials. Recognizing the difficulty that customers and users may have in understanding correct sizing for venting, SDV publishes a sizing handbook to assist contractors, building officials and retail outlets in correctly sizing their venting applications.  Advertising and promotional materials have been designed to be used by distributors and their customers, as well as home centers and hardware chains.

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

The Company is committed to helping people build safer structures economically through the design, engineering and manufacturing of structural connectors, pre-fabricated shearwalls, anchors and related products. To this end, the Company has developed a quality management system that employs numerous quality-control procedures, such as computer-generated work orders, constant review of parts as they are produced and frequent quality testing (see “Item 1A — Risk Factors”). Since 1996, Simpson Strong-Tie’s quality management system has been registered under ISO 9001, an internationally recognized set of quality-assurance standards. The locations in Gallatin, Tennessee, and Eagan, Minnesota, achieved registration in 2006. SST expects to achieve ISO 9001 registration in 2007 for the new warehouse locations in Ontario, California, and High Point, North Carolina. The Company believes that ISO registration is becoming increasingly important to U.S. companies.

Simpson Strong-Tie operates manufacturing or warehouse facilities in California, Texas, Ohio, Florida, Connecticut, Illinois, Washington, Tennessee, Minnesota, North Carolina, British Columbia, Ontario, England, France, Denmark, Germany, Hong Kong, Australia, Scotland, Austria and Poland. Most of SST’s products are produced with a high level of automation, using progressive dies run in automatic presses making parts from coiled sheet steel at rates that often exceed 100 strokes per minute. SST estimates that it produces over 1.5 billion product pieces per year. Most of SST’s products (SKUs) are bar coded with UPC numbers for easy identification, and nearly all of the products sold to home centers are labeled with bar codes. SST has significant press capacity and has multiple dies for some of its high volume products because of the need to produce these products close to the customer and to provide backup capacity. The balance of production is accomplished through a combination of manual, blanking and numerically controlled (NC) processes that include robotic welders, lasers and turret punches. This capability allows SST to produce products with little redesign or set-up time, facilitating rapid turnaround for customers. New tooling is also highly automated. Dies are designed and produced using computer aided design (CAD) and computer aided machining (CAM) systems. CAD/CAM capability enables SST to create multiple dies quickly and design them to high standards. The Company is constantly reviewing its product line to reduce manufacturing costs, increase automation, and take advantage of new types of materials. For example, SST has introduced multiple products made from an engineered composite plastic, the AnchorMate, the StrapMate and the Anchor Bolt Stabilizer.

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

Simpson Dura-Vent operates manufacturing or warehouse facilities in California, Mississippi, Minnesota, and Ontario, Canada. SDV produces component parts for venting systems using NC-controlled punch presses equipped with high-speed progressive and compound tooling. SDV’s vent pipe and elbow assembly lines are automated, to produce finished products efficiently from large coils of steel and aluminum. UPC bar coding and computer tracking systems provide SDV’s industrial engineers and production supervisors with real-time productivity tools to measure and evaluate current production rates, methods and equipment.

Regulation

Simpson Strong-Tie’s product lines are subject to federal, state, county, municipal and other governmental and quasi-governmental regulations that affect product design, development, testing, applications, marketing, sales, installation and use. Most SST products are recognized by building code and standards agencies. Agencies that recognize Company products include the International Code Council Evaluation Service (ICC-ES), the City of Los Angeles, the State of Florida, the State of Wisconsin, and the California Division of the State Architect. These and other agencies adopt various testing and design standards and incorporate them into their related building codes. With the adoption of the International Residential Code and the International Building Code, these standards are being applied more uniformly, and these Codes are recognized throughout most of the United States. SST considers code recognition to be a significant marketing tool and devotes considerable effort to obtaining and maintaining appropriate approvals for its products. SST believes that architects, engineers, contractors and other customers are less likely to purchase structural products that lack the appropriate code acceptance if code-accepted competitive products are available. SST actively participates in industry related professional associations to keep abreast of regulatory changes and to provide information to regulatory agencies.

Simpson Dura-Vent operates under a regulatory environment that includes appliance and venting performance standards related to safety, energy efficiency and air quality. Gas venting regulations are contained in the National Fuel Gas Code (“NFGC”), while safety and performance regulations for wood burning appliances and chimney systems are contained in a National Fire Protection Association standard (“NFPA 211”). Standards for testing gas vents and chimneys are developed by testing laboratories such as Underwriter’s Laboratories (“UL”) in compliance with the American National Standards Institute. The Environmental Protection Agency (“EPA”) regulates clean air standards for both gas and wood burning appliances. The Department of Energy (“DOE”) regulates energy efficiency standards under the authority of the National Appliance Energy Conservation Act. Under this act, the DOE periodically reviews the necessity for increased efficiency standards with respect to gas furnaces and gas water heaters. A substantial percentage of SDV’s Type B Gas Vent sales are for gas furnaces and gas water heaters. Minimum appliance efficiency standards have been enacted that could negatively affect sales of Type B Gas Vents, which could adversely affect the Company’s operating results. In turn, the various building codes could be adopted by local municipalities, resulting in enforcement through the building permit process. Safety, air quality and energy efficiency requirements are enforced by local air quality districts and municipalities by requiring proper UL, EPA and DOE labels on appliances and venting systems.

Competition

The Company faces a variety of competition in all of the markets in which it participates. This competition ranges from subsidiaries of large national or international corporations to small regional manufacturers. While price is an important factor, the Company competes on the basis of quality, breadth of product line, technical support, availability of inventory, service (including custom design and manufacturing), field support and product innovation. As a result of differences in structural design and building practices and codes, Simpson Strong-Tie’s markets tend to differ by region. Within these regions, SST competes with companies of varying size, several of which also distribute their products nationally.

The venting industry is highly competitive. SDV’s competitors include a variety of manufacturers that have operations in the United States, Canada and Mexico. Most of its competitors do not compete in all of SDV’s product lines, and some have additional product lines which SDV does not offer. SDV competes on the basis of quality, service, breadth of product line, availability of inventory, technical support, and product innovation.

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

The steel industry is highly cyclical and prices for the Company’s raw materials are influenced by numerous factors beyond the Company’s control, including general economic conditions, competition, labor costs, import duties, raw material shortages and other trade restrictions. Steel prices rose sharply in 2004, declined during the first half of 2005, and quickly increased in the fourth quarter of 2005, in response to raw material shortages and increased demand from Hurricane Katrina. Steel prices continued to increase into the third quarter of 2006. Due to numerous factors, steel prices may increase in the future. In addition to increases in steel prices, the mills also added surcharges for zinc, energy and freight in response to increases in their costs. All of these and other factors could adversely affect the Company’s cost and availability of steel in 2007. The Company might not be able to increase its product prices to correspond to increases in raw materials prices without materially and adversely affecting its sales and profits. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company historically has not attempted to hedge against changes in prices of steel or other raw materials.

Patents and Proprietary Rights

The Company’s subsidiaries have U.S. and foreign patents, the majority of which cover products that they currently manufacture and market. These patents, and applications for new patents, cover various design aspects of the subsidiaries’ products, as well as processes used in their manufacture. The Company’s subsidiaries are continuing to develop new potentially patentable products, product enhancements and product designs. Although the Company’s subsidiaries do not intend to apply for additional foreign patents covering existing products, the Company has developed an international patent program to protect new products that its subsidiaries may develop. In addition to seeking patent protection, the Company relies on unpatented proprietary technology to maintain its competitive position. See “Item 1A — Risk Factors.”

Acquisitions and Expansion into New Markets

The Company’s future growth, if any, may depend to some extent on its ability to penetrate new markets, both domestically and internationally. See “Industry and Market Trends” and “Business Strategy.” Therefore, the Company may in the future pursue acquisitions of product lines or businesses. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Seasonality and Cyclicality

The Company’s sales are seasonal, and operating results vary from quarter to quarter. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Environmental, Health and Safety Matters

The Company is subject to environmental laws and regulations governing emissions into the air, discharges into water, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other federal and state laws and regulations regarding health and safety matters. The Company believes that it has obtained all material licenses and permits required by environmental, health and safety laws and regulations in connection with the Company’s operations and that its policies and procedures comply in all material respects with existing environmental, health and safety laws and regulations. See “Item 1A — Risk Factors.”

Employees and Labor Relations

As of January 1, 2007, the Company had 2,678 full-time employees, of whom 1,751 were hourly employees and 927 were salaried employees. The Company believes that its overall compensation and benefits for the most part exceed industry averages and that its relations with its employees are good.

A significant number of the employees at four of the Company’s facilities are represented by labor unions and are covered by collective bargaining agreements. Two of the Company’s collective bargaining agreements cover the Company’s tool and die craftsmen and maintenance workers in Brea, California, and its sheetmetal workers in Brea and Ontario, California. These two contracts expire in June 2008 and February 2008, respectively. Two other contracts, covering sheetmetal workers and tool and die personnel in San Leandro, California, expire in March 2007 and June 2007, respectively. Simpson Strong-Tie’s facility in Stockton, California, is also a union facility with two collective bargaining agreements that will expire in June 2007 and September 2007. See “Item 1A — Risk Factors.”

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

Item 1A. Risk Factors.

You should carefully consider the following risks before you decide to buy or hold shares of our common stock. If any of the following risks actually occurs, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our stock.

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

Failure to comply with industry regulations could result in reduced sales and increased costs.

The design, capacity and quality of most of our products and manufacturing processes are subject to numerous and extensive regulations and standards promulgated by governmental, quasi-governmental and industry organizations. These regulations and standards are highly technical, complex and subject to frequent revision. If our products or manufacturing processes fail to comply with any regulations or standards, we may not be able to manufacture and market our products profitably. Failure to comply with regulations and standards could therefore materially reduce our sales and increase our costs.

If we fail to compete effectively, our revenue and profit margins could decline.

We face a variety of competition in all of the markets in which we participate. Many of our competitors have greater financial and other resources than we do. In addition, other technologies may be the bases for competitive products that could render our products obsolete or noncompetitive. Other companies may find our markets attractive and enter those markets. Competitive pricing, including price competition or the introduction of new products, could have material adverse effects on our revenues and profit margins.

Our ability to compete effectively depends to a significant extent on the specification or approval of our products by architects, engineers, building inspectors, building code officials and customers. If a significant segment of those communities were to decide that the design, materials, manufacturing, testing or quality control of our products is inferior to that of any of our competitors, our sales and profits would be materially reduced.

If we lose all or part of a large customer, our sales and profits would decline.

We have substantial sales to a few large customers. Loss of all or part of our sales to a large customer would have a material adverse effect on our revenues and profits. Our largest customer accounted for 17% of net sales for the years ended December 31, 2006 and 2005. This customer may endeavor to replace, in some or all markets, our products with lower-priced products supplied by others or may otherwise reduce its purchases of our products. We also might reduce our dependence on our largest customer by reducing or terminating sales to one or more of the customer’s subsidiaries. Any reduction in, or termination of, our sales to this customer would at least temporarily, and possibly longer, cause a material reduction in our net sales, income from operations and net income. A reduction in or elimination of our sales to our largest customer, or another of our larger customers, would increase our relative dependence on our remaining large customers.

In addition, our customers include retailers and distributors. Retail and distribution businesses have consolidated over time, which could increase the material adverse effect of losing any of them.

Increases in prices of raw materials could negatively affect our sales and profits.

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

Our ability to compete effectively with other companies depends in part on our ability to maintain the proprietary nature of our technology, in part through patents. We might not be able to protect or rely on our patents. Patents might not issue pursuant to pending patent applications. Others might independently develop the same or similar technology, develop around the patented aspects of any of our products or proposed products, or otherwise obtain access to or circumvent our proprietary technology. We also rely on unpatented proprietary technology to maintain our competitive position. We might not be able to protect our know-how or other proprietary information. If we are unable to maintain the proprietary nature of our significant products, our sales and profits could be materially reduced.

In attempting to protect our proprietary information, we sometimes initiate lawsuits against competitors and others that we believe have infringed or are infringing our rights. In such an event, the defendant may assert counterclaims to complicate or delay the litigation, or for other reasons. Litigation may be very costly and may result in adverse judgments that affect our sales and profits materially and adversely.

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

•                  overvaluation of acquired businesses;

•                  undisclosed existing or potential liabilities of acquired businesses;

•                  acceptance of acquired businesses’ products by our customers;

•                  risks of entering markets in which we have little or no prior experience;

•                  litigation involving activities, properties or products of acquired businesses;

•                  consumer and other claims related to products of acquired businesses; and

•                  the potential loss of key employees of acquired businesses.

The integration of our acquired operations, products and personnel may place a significant burden on management and our internal resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business.

In addition, future acquisitions may cause us to issue additional equity securities that dilute the value of our existing equity securities, increase our debt, and cause impairment and amortization expenses related to goodwill and other intangible assets which could materially and adversely affect our profitability. Any acquisition could materially and adversely affect our business and operating results.

Significant costs to integrate our acquired operations may negatively affect our financial condition and the market price of our stock.

We will incur costs from integrating acquired business operations, products and personnel. These costs may be significant and may include expenses and other liabilities for employee redeployment, relocation or severance, combining teams and processes in various functional areas, reorganization or closures of facilities, and relocation or disposition of excess equipment. The integration costs that we incur may negatively affect our profitability and the market price of our stock.

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

Our principal markets are in the building construction industry. That industry is subject to significant volatility due to real estate market cycles, fluctuations in interest rates, the availability of credit to builders and developers, inflation rates, weather, and other factors and trends. None of these factors or trends is within our control. Declines in commercial and residential construction, such as housing starts, can be expected to reduce the demand for our products. Future negative economic or construction industry performance could adversely affect our business. Declines in construction activity or demand for our products could materially and adversely affect our sales and profitability.

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

The Department of Energy regulates energy efficiency under the authority of the National Appliance Energy Conservation Act. Under this Act, the Department of Energy periodically reviews the need for increased efficiency standards with respect to gas furnaces and gas water heaters. A substantial percentage of our Type B Gas Vent sales are for gas furnaces and gas water heaters. The Department of Energy might adopt minimum appliance efficiency standards that negatively affect sales of Type B Gas Vents, which could materially and adversely affect our operating results.

We depend on key management and technical personnel, the loss of whom could harm our business.

We depend on certain key management and technical personnel, including, among others, Thomas J Fitzmyers, Michael J. Herbert, Phillip “Terry” Kingsfather, Barclay Simpson and Stephen P. Eberhard. The loss of one or more key employees could materially and adversely affect us.

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

A significant number of our employees are represented by labor unions and are covered by collective bargaining agreements that will expire in 2007 and 2008. A work stoppage or interruption by a significant number of our employees could have a material and adverse effect on our sales and profitability.

International operations expose us to foreign exchange rate risk.

We have foreign exchange rate risk in our international operations and through purchases from foreign vendors. We do not currently hedge this risk. Changes in currency exchange rates could materially and adversely affect our sales and profitability.

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

Messrs. Simpson and Fitzmyers have substantial influence with respect to the election of our directors and are also expected to continue to exercise substantial control over some fundamental changes affecting us, such as a merger or sale of assets or amendment of our Certificate of Incorporation or Bylaws.

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

The trading price of our common stock could be subject to wide fluctuations in response to period to period variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the construction and construction materials industries, relatively low trading volume in our common stock and other events or factors. In addition, the stock market is subject to extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of those companies. Securities market fluctuations may materially and adversely affect the market price of our common stock.

Future sales of common stock could adversely affect our stock price.

Sales of substantial amounts of our common stock in the public market could adversely affect the prevailing market price for our common stock. All of the outstanding shares of our common stock are freely tradable without restriction under the Securities Act of 1933, other than 11.3 million shares held (as of February 22, 2007) by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933. Options to purchase 2.8 million shares of our common stock were outstanding as of December 31, 2006, including options to purchase 1.8 million shares that were exercisable. If a substantial number of shares were sold in the public market pursuant to Rule 144 or on exercise of options, the trading price of our common stock in the public market could be adversely affected.

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

We are subject to a number of significant risks that might cause our actual results to vary materially from our plans, targets or projections, including:

•                  lack of market acceptance of new products;

•                  failing to develop new products with significant market potential;

•                  increased labor costs, including significant increases in worker’s compensation insurance premiums and health care benefits;

•                  failing to continue to increase net revenues and operating income;

•                  failing to anticipate, appropriately invest in and effectively manage the human, information technology and logistical resources necessary to support the growth of our business, including managing the costs associated with such resources;

•                  failing to integrate, leverage and generate expected rates of return on investments, including expansion of existing businesses and expansion through acquisitions;

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

If we decide to change significantly the nature or extent of a portion of our manufacturing operations, we may need to record an impairment of our goodwill and correspondingly reduce our net income. We had $44.3 million of goodwill at December 31, 2006.

Failure of our internal control over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes

•              maintaining records that in reasonable detail accurately and fairly reflect our transactions;

•                                         providing reasonable assurance that transactions are recorded as necessary for preparation of the consolidated financial statements;

•                                         providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and

•                                         providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, our internal control over financial reporting might not detect or prevent misstatement of our consolidated financial statements. Our growth and entry into new, globally dispersed markets puts significant additional pressure on our system of internal control over financial reporting.  Failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

Failure of our accounting systems could harm our business and financial results.

We are currently implementing a new commercially available Microsoft third-party accounting software system, initially focused on replacing our internally developed general ledger and purchasing and payables systems. We have been testing the new general ledger system and plan to begin using the new systems in 2007. Any errors or defects in, or unavailability of, third-party software or our implementation of the systems, could result in errors in our financial statements, which could materially and adversely affect our business. If we are unable to implement the new accounting software systems, we would be required to write-off the value of capitalized software costs and correspondingly reduce our income. The amount capitalized at December 31, 2006, was $0.9 million. If we continue to use our internally developed accounting systems and they are not able to accommodate our future business needs, or if we find that they or any new systems we may implement contain errors or defects, our business and financial condition could be materially and adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company maintains its home office in Pleasanton, California, and other offices, manufacturing and warehouse facilities elsewhere in California and in Texas, Ohio, Florida, Mississippi, Illinois, Connecticut, Washington, Tennessee, Minnesota, North Carolina, Australia, British Columbia, Ontario, England, Scotland, France, Denmark, Germany, Austria, Poland and Hong Kong. As of February 28, 2007, the Company’s facilities were as follows:

President and Chief Executive Officer

	Approximate
	Square	Owned or	Lease
Location	Footage	Leased	Lessee	Expires	Function
Pleasanton, California	89,000	Owned			Office, Research and Development
Dublin, California	35,400	Leased	Company	2007	Office
Stockton, California	436,000	Owned			Office, Manufacturing and Warehouse
Stockton, California	25,000	Owned			Research and Development
San Leandro, California	47,100	Owned			Office, Manufacturing and Warehouse
San Leandro, California	71,000	Owned			Office, Manufacturing and Warehouse
San Leandro, California	57,000	Owned			Manufacturing and Warehouse
San Leandro, California	27,000	Owned			Manufacturing and Warehouse
Brea, California	50,700	Owned			Office, Manufacturing and Warehouse
Brea, California	78,000	Owned			Office and Warehouse
Brea, California	30,500	Owned			Office, Manufacturing and Warehouse
Brea, California	42,900	Owned			Warehouse
Brea, California	19,200	Owned			Warehouse
Brea, California	20,000	Owned			Warehouse
Ontario, California	181,000	Leased	SST	2009	Office and Warehouse
McKinney, Texas	317,000	Owned			Office, Manufacturing and Warehouse
McKinney, Texas	84,300	Owned			Office, Manufacturing and Warehouse
McKinney, Texas	117,100	Owned			Office and Warehouse
Columbus, Ohio	300,500	Owned			Office, Manufacturing and Warehouse
Jacksonville, Florida	112,000	Leased	SST	2011	Office and Warehouse
High Point, North Carolina	50,150	Leased	SST	2011	Office and Warehouse
Addison, Illinois	52,400	Leased	SST	2008	Office, Manufacturing and Warehouse
Enfield, Connecticut	55,100	Leased	SST	2013	Office and Warehouse
Kent, Washington	28,800	Leased	SST	2009	Office, Manufacturing and Warehouse
Visalia, California	92,000	Owned			Office, Manufacturing and Warehouse
Eagan, Minnesota	54,000	Leased	SST	2011	Office and Warehouse
Tamworth, England	78,100	Leased	SST (1)	2012	Office, Manufacturing and Warehouse
Tamworth, England	30,000	Leased	SST (1)	2008	Office, Research and Development
Glasgow, Scotland	2,200	Leased	SST (1)	2007	Warehouse
Vacaville, California	125,000	Owned			Office, Manufacturing and Warehouse

	Approximate
	Square	Owned or	Lease
Location	Footage	Leased	Lessee	Expires	Function
Vacaville, California	120,300	Owned			Office, Manufacturing and Warehouse
Vicksburg, Mississippi	302,000	Owned			Office, Manufacturing and Warehouse
Fontana, California	17,900	Leased	SDV	2007	Warehouse
Gallatin, Tennessee	48,000	Leased	SST	2009	Office, Manufacturing and Warehouse
Gallatin, Tennessee	19,700	Leased	SST	2007	Warehouse
Gallatin, Tennessee	194,000	Owned			Office, Manufacturing and Warehouse
Maple Ridge, British Columbia	36,400	Owned			Office, Manufacturing and Warehouse
Maple Ridge, British Columbia	2,300	Leased	SST (2)	2008	Warehouse
Maple Ridge, British Columbia	2,400	Leased	SST (2)	2007	Warehouse
Langley, British Columbia	19,700	Leased	SST (2)	2010	Warehouse
Brampton, Ontario	158,000	Leased	SST (2)	2009	Office, Manufacturing and Warehouse
Odder, Denmark	162,500	Owned			Office, Manufacturing and Warehouse
Syke, Germany	10,300	Owned			Office and Warehouse
Warsaw, Poland	8,300	Leased	SST (3)	2007	Office and Warehouse
Grossebersdorf, Austria	5,100	Leased	SST (3)	2007	Office and Warehouse
St. Gemme La Plaine, France	99,000	Owned			Office, Manufacturing and Warehouse
Blacktown, NSW, Australia	3,800	Leased	SST (4)	2008	Warehouse
Frankfurt, Germany	11,750	Leased	SST (5)	2011	Office and Warehouse
Sittense, Germany	1,500	Leased	SST (5)	2009	Office
Hong Kong, China	3,500	Leased	SST (6)	2010	Office

(1)             Lessee is Simpson Strong-Tie International, Inc., a wholly-owned subsidiary of SST.

(2)             Lessee is Simpson Strong-Tie Canada, Ltd., a wholly-owned subsidiary of SST.

(3)             Lessee is Simpson Strong-Tie Sp.z,o.o., a wholly-owned subsidiary of SST.

(4)             Lessee is Simpson Strong-Tie Australia Pty. Ltd., a wholly-owned subsidiary of SST.

(5)             Lessee is Simpson Strong-Tie GmbH, a wholly-owned subsidiary of SST.

(6)             Lessee is Simpson Strong-Tie Asia Limited, a wholly-owned subsidiary of SST.

The Company’s manufacturing facilities are equipped with specialized equipment and use extensive automation. The Company considers its existing and planned facilities to be suitable and adequate for its operations as currently conducted and as planned through 2007. The manufacturing facilities currently are being operated with one full shift and at most plants with at least a partial second or third shift. The Company anticipates that it may require additional facilities to accommodate possible future growth.

In February 2007, the Company purchased the 36,400 square foot facility it was leasing in Maple Ridge, British Columbia, for $4.0 million. The Company is adding additional capacity to its Stockton, California, manufacturing facility and plans to sell its San Leandro, California, property. The Company vacated and has listed its original McKinney, Texas, facility for sale but cannot estimate when it will be sold or the proceeds of such a sale. The

Company has performed an analysis of the valuation of this property and does not believe that the asset is impaired at this time, although conditions may change in the future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SSD.” The following table shows the range of high and low closing sale prices per share of the common stock as reported by the NYSE and dividends paid per share of common stock for the calendar quarters indicated:

	Market Price		Dividends
Quarter	High	Low	Paid
2006
Fourth	$32.200	$26.070	$0.08
Third	35.910	25.130	0.08
Second	44.940	32.990	0.08
First	43.580	37.770	0.08

2005
Fourth	$41.900	$35.330	$0.05
Third	39.760	30.480	0.05
Second	30.810	26.800	0.05
First	37.790	30.900	0.05

The Company estimates that as of February 22, 2007, approximately 75,100 persons beneficially owned shares of the Company’s common stock either directly or through nominees.

In February 2007, the Company’s Board of Directors declared a dividend of $0.10 per share to be paid on April 26, 2007, to stockholders of record on April 5, 2007. The Company currently intends to continue paying dividends quarterly. The Company began declaring quarterly dividends of $0.05 per common share in January 2004. Future dividends, if any, will be determined by the Company’s Board of Directors, based on the Company’s earnings, cash flow, financial condition and other factors deemed relevant by the Board of Directors. In addition, existing loan agreements require the Company to maintain tangible net worth of $450.0 million plus 50% of net profit after taxes for each fiscal year. This requirement may limit the amount that the Company may pay out as dividends on the common stock. As of December 31, 2006, the Company had $95.8 million available for the payment of dividends under these loan agreements.

In February 2007, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2007. This replaces the $50.0 million repurchase authorization from December 2005. In February 2007, the Company repurchased 122,500 shares of its common stock for $4.2 million. During 2006, the Company repurchased 500,000 shares of its common stock for $17.2 million under the 2005 authorization. In June 2006, the Company retired the 500,000 shares of treasury stock with the excess over the par value of the common stock recorded against retained earnings. The Company did not repurchase any shares in 2005. During 2004, the Company repurchased 1,150,854 shares of its common stock for $31.3 million under the 2003 authorization.

The following table sets forth certain information as of December 31, 2006, concerning (a) all equity compensation plans of the Company previously approved by the stockholders and (b) all equity compensation plans of the Company not previously approved by the stockholders.

	(a)		(b)	(c)
				Number of
				securities remaining
	Number of securities			available for future
	to be issued		Weighted-average	issuance under equity
	upon exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding securities
Plan Category	warrants & rights		warrants & rights	reflected in column (a))

Equity compensation plans approved by stockholders	2,837,238	(1)	$27.03	7,308,297

Equity compensation plans not approved by stockholders	0		N/A	53,500	(2)

Total	2,837,238		$27.03	7,361,797

(1)             On February 2, 2007, options to purchase an additional 122,500 shares were granted under the Company’s 1994 Stock Option Plan. Such amount is not included in the table.

(2)             As of December 31, 2006, the Company had reserved 200,000 shares of common stock for issuance as bonuses under its 1994 Employee Stock Bonus Plan, of which 146,500 shares were issued. On January 1, 2007, an additional 9,700 shares were issued under this plan, which are not included in the table.

In accordance with section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company’s Chief Executive Officer submitted to the NYSE an unqualified certification. In addition, the Company filed as Exhibit 31 to its 2005 Annual Report on Form 10-K, the Sarbanes-Oxley Act of 2002 Section 302 certification regarding the quality of the Company’s public disclosure.

Company Stock Price Performance

The graph below compares the cumulative total stockholder return on the Company’s common stock from December 31, 2001, through December 31, 2006, with the cumulative total return on the S & P 500 Index and the Dow Jones Building Materials Index over the same period (assuming the investment of $100 in the Company’s common stock and in each of the indices on December 31, 2001, and reinvestment of all dividends).

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years ended December 31, 2006, 2005, 2004, 2003 and 2002 (presented in thousands, except per share amounts), derived from the audited Consolidated Financial Statements of the Company, the most recent three years of which appear elsewhere herein. During 2002, the Company adopted the Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized against earnings. As of January 1, 2003, the Company commenced expensing its stock options with the adoption of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The presentation of the information in the tables below complies with the accounting pronouncements, but is not necessarily comparable with prior years. In November 2004, the Company completed a 2-for-1 stock split effected in the form of a stock dividend of its common stock. Also, in August 2002, the Company completed a 2-for-1 stock split. All of the share and per share numbers have been adjusted to reflect these stock splits. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Years Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Net sales	$863,180	$846,256	$698,053	$548,182	$465,474
Cost of sales	517,885	515,420	404,388	318,927	267,562
Gross profit	345,295	330,836	293,665	229,255	197,912

Research and development and other engineering expense	19,254	14,573	13,029	10,975	8,995
Selling expense	72,199	64,317	58,869	49,669	44,581
General and administrative expense	91,975	100,261	90,959	70,434	58,076
Loss (gain) on sale of assets	457	(2,044)	(409)	104	177
Income from operations	161,410	153,729	131,217	98,073	86,083

Income (loss) in equity method investment, before tax	(97)	284	—	—	—
Interest income, net	3,719	1,551	385	999	985
Income before income taxes	165,032	155,564	131,602	99,072	87,068

Provision for income taxes	62,370	57,170	50,094	38,510	35,134
Minority interest	166	—	—	—	—
Net income	$102,496	$98,394	$81,508	$60,562	$51,934

Basic net income per share of common stock	$2.12	$2.05	$1.70	$1.23	$1.06

Diluted net income per share of common stock	$2.10	$2.02	$1.67	$1.21	$1.05

Cash dividends declared per share of common stock	$0.32	$0.23	$0.20	$—	$—

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Working capital	$399,082	$342,496	$268,711	$269,498	$238,277
Property, plant and equipment, net	197,180	166,480	137,609	107,226	97,397
Total assets	735,334	659,715	545,137	461,692	396,401
Long-term debt, including current portion	665	5,114	2,976	6,292	6,738
Total liabilities	82,459	96,249	82,212	61,388	47,217
Minority interest in consolidated VIEs	—	5,337	—	—	—
Total stockholders’ equity	652,875	558,129	462,925	400,304	349,184

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the years ended December 31, 2006, 2005 and 2004, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere herein.

Overview

The Company’s net sales increased to $863.2 million in 2006 from $698.1 million in 2004. The increase in net sales resulted primarily from increased geographic distribution and a broadening of the Company’s customer base and product lines, both internally and through acquisitions. Net sales increased in 2006 from 2004 in all regions of the United States, with above average rates of growth in the Western, other than California, and the Southeastern portions of the country, although net sales decreased in the third and fourth quarters of 2006 compared to the same quarters of 2005. In recent years, home centers have been one of the Company’s fastest growing distribution channels. In this channel, the company’s largest customer, The Home Depot, exceeded 10% of the Company’s consolidated net sales in each of the last three years (see Note 14 to the Company’s Consolidated Financial Statements, “Item 1 — Business — Simpson Strong-Tie — Sales and Marketing” and “Item 1A — Risk Factors”). Expansion into international markets also contributed to the net sales growth over the last three years. Sales outside of the U.S. have increased significantly, due in large part to the acquisition of BMF Bygningsbeslag A/S (“BMF”) in January 2001 and to the acquisition of MGA Construction Hardware & Steel Fabricating Limited and MGA Connectors Limited (collectively, “MGA”) in May 2003. Gross profit margin decreased to 40.0% in 2006 from 42.1% in 2004 primarily due to increased material cost, mainly steel, though gross margins in 2006 improved as compared to 2005.

Results of Operations

The following table sets forth, for the years indicated, the percentage of net sales of certain items in the Company’s Consolidated Statements of Operations.

	Years Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.0%	60.9%	57.9%
Gross profit	40.0%	39.1%	42.1%
Research and development and other engineering	2.2%	1.7%	1.9%
Selling expense	8.4%	7.6%	8.4%
General and administrative expense	10.7%	11.8%	13.0%
Loss (gain) on sale of assets	—	(0.2)%	—
Income from operations	18.7%	18.2%	18.8%
Interest income, net	0.4%	0.2%	0.1%
Income before income taxes	19.1%	18.4%	18.9%
Provision for income taxes	7.2%	6.8%	7.2%
Net income	11.9%	11.6%	11.7%

In November 2004, the Company completed a 2-for-1 stock split effected in the form of a stock dividend of its common stock. All of the share and per share numbers have been adjusted to reflect this stock split.

In February 2007, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2007. This replaces the $50.0 million repurchase authorization from December 2005. In February 2007, the Company repurchased 122,500 shares of its common stock for $4.2 million. During 2006, the Company purchased 500,000 shares of its common stock for $17.2 million under the 2005 authorization. There were no repurchases made by the Company during 2005. During 2004, the Company purchased 1,150,854 shares of its common stock for $31.3 million under the 2003 authorization.

Comparison of the Years Ended December 31, 2006 and 2005

Net Sales

In 2006, net sales increased 2.0% to $863.2 million as compared to net sales of $846.3 million in 2005. Net sales of Simpson Strong-Tie’s products increased 2.5% to $771.2 million in 2006 from $752.2 million in 2005, while net sales of Simpson Dura-Vent’s products decreased 2.2% to $92.0 million in 2006 from $94.0 million in 2005. SDV accounted for 10.7% of the Company’s total net sales in 2006, a decrease from 11.1% in 2005. The increase in net sales at SST resulted from an increase in average prices of 4%, offset by a decrease in sales volume. The decrease in net sales at SDV resulted from a decrease in sales volume, offset by a 5% increase in average prices. Although the Company’s net sales increased for the year, net sales in the third and fourth quarters of 2006 decreased compared to the same quarters of 2005. The majority of the Company’s sales growth in the United States occurred only in the southeast and sales were flat elsewhere, with the exception of California, where sales decreased. Sales in Canada and continental Europe were strong and sales in the United Kingdom were up only marginally. Sales to homecenters and dealer and contractor distributors in total were flat in 2006. Sales were mixed across Simpson Strong-Tie’s major product lines. Simpson Strong-Tie’s Quik Drive and Anchor Systems product lines both had increases in sales while sales of products used primarily in new home construction, including the Strong-Wall product line, decreased. Sales of Simpson Dura-Vent’s pellet vent and chimney product lines both increased in 2006 while sales of its gas vent and Direct-Vent products in 2006 decreased when compared to 2005.

Gross Profit

Gross profit increased 4.4% to $345.3 million in 2006 from $330.8 million in 2005. As a percentage of net sales, gross profit increased to 40.0% in 2006 from 39.1% in 2005. This increase was primarily due to lower manufacturing costs partially offset by higher fixed overhead costs as a percentage of sales as a result of the lower sales volume in the second half of the year.

The Company continues to face uncertainty in the cost and availability of steel. Several factors are contributing to this uncertainty. High raw material and energy prices have led the Company to believe that steel prices are likely to remain at increased levels in the near term. In addition, major domestic integrated steel producers have consolidated over the last several years. To mitigate the effect of the rising steel prices and to avoid possible shortages in supply, the Company increased its purchasing efforts in the second half of 2006. In addition, the Company had sales price increases in 2006, to offset the rising cost of steel. If steel prices increase and the Company is not able to maintain its prices or increase them sufficiently, the Company’s margins could deteriorate.

Research and Development and Other Engineering

Research and development and other engineering expenses increased 32.1% from $14.6 million in 2005 to $19.3 million in 2006. This increase was primarily due to additional staff, incentive pay, other personnel costs and product testing, totaling $4.5 million.

Selling Expense

Selling expenses increased 12.3% from $64.3 million in 2005 to $72.2 million in 2006. The increase was driven primarily by a $4.9 million increase in expenses associated with sales and marketing personnel and a $1.8 million increase in promotional costs.

General and Administrative Expense

General and administrative expenses decreased 8.3% from $100.3 million in 2005 to $92.0 million in 2006. The decrease was primarily due to reduced cash profit sharing and stock compensation costs included in administrative expenses totaling $14.0 million, partially offset by increases in other personnel costs of $2.6 million, facility relocation expenses of $1.5 million and professional service expenses of $1.1 million. The Company believes that the pre-tax stock option expense for 2007 will be $6.2 million related to stock options granted during 2004, 2005, 2006 and 2007.

Interest Income and Expense

Interest income is generated on the Company’s cash and short-term investment balances. Interest income increased primarily as a result of higher interest rates. Interest expense includes interest, account maintenance fees and bank charges.

Provision for Income Taxes

The Company’s effective tax rate was 37.8% in 2006, up from 36.8% in 2005. The effective tax rates exceeded the federal statutory rate of 35.0% primarily due to the effect of state income taxes, net of the federal benefit.

European Operations

For its European operations, the Company recorded after-tax net income of $4.4 million in 2006 compared to after-tax net income of $2.2 million in 2005.

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

Gross Profit

Gross profit increased 12.7% to $330.8 million in 2005 from $293.7 million in 2004. As a percentage of net sales, gross profit decreased to 39.1% in 2005 from 42.1% in 2004. This decrease was primarily due to increased material costs, mainly steel, which increased at a faster rate than the sales price increases that the Company put in place during 2004 and early 2005. The material cost increase was offset slightly by improved absorption of the Company’s fixed overhead costs, primarily due to the increased sales volume.

The Company faced uncertainty in the cost and availability of steel. Several factors contributed to this uncertainty. High raw material and energy prices as well as increased demand in the aftermath of Hurricane Katrina led the Company to believe that steel prices were likely to increase in the near term. In addition, major domestic integrated steel producers have consolidated over the last several years. To mitigate the effect of the rising steel prices and to avoid possible shortages in supply, the Company increased its purchasing efforts late in 2004. In addition, the Company had a sales price increase in 2005 and another in early 2006, to offset the rising cost of steel.

Research and Development and Other Engineering

Research and development and other engineering expenses increased 11.9% from $13.0 million in 2004 to $14.6 million in 2005. This increase was primarily due to additional staff and other personnel costs and professional services totaling $1.4 million.

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

Consolidation of Variable Interest Entities

The Company previously leased two facilities from related-party partnerships whose primary purpose was to own and lease these two properties to the Company. The partnerships did not have any other significant assets. These partnerships were considered variable interest entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities (revised December 2003)—an Interpretation of ARB No. 51” (“FIN 46(R)”). Although the Company did not have direct ownership interests in the partnerships, it was required to consolidate the partnerships, as it was considered the primary beneficiary as interpreted by FIN 46(R). The Company became the primary beneficiary when it agreed to a fixed price purchase option for the properties owned by the related-party partnerships. The Company purchased the two facilities during 2006.

The real estate owned by the partnerships consisted of land, buildings and building improvements, which were pledged as collateral for mortgages under which the lender had no recourse to the Company. The Company had no other off-balance sheet arrangements at December 31, 2006 or 2005.

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value (market). Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

•                  Raw materials and purchased finished goods — principally valued at cost determined on a weighted average basis.

•                  In-process products and finished goods — cost of direct materials and labor plus attributable overhead based on a normal level of activity.

The Company applies net realizable value and obsolescence to the gross value of the inventory. The Company estimates net realizable value based on estimated selling price less further costs to completion and disposal. The Company provides for slow moving product by comparing inventories on hand to future projected demand. Obsolete inventory is on-hand supply of a product in excess of two years’ sales of that product or a supply of that product that the Company believes is no longer marketable. The Company revalues obsolete inventory as having no net realizable value and reserves for its full carrying value. The Company has consistently applied this methodology. The Company believes that this approach is prudent and makes suitable provisions for slow moving and obsolete inventory. When provisions are established, a new cost basis of the inventory is created.

Comparable inventory values are as follows (in thousands):

	December 31,
	2006	2005
Gross Inventories:
Raw materials	$86,927	$65,163
In-process products	24,209	30,207
Finished goods	111,952	91,521

Less:
Slow moving, obsolete and net realizable value provisions	(5,480)	(5,399)
Net inventory valuation	$217,608	$181,492

Activity in the inventory reserve is summarized as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Beginning balance	$5,399	$4,592	$5,186
Provisions released following disposal of inventory	—	(306)	(3,376)
Additional provisions made	81	1,113	2,782
Ending balance	$5,480	$5,399	$4,592

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

Allowance for Doubtful Accounts

The Company assesses the collectibility of specific customer accounts that would be considered doubtful based on the customer’s financial condition, payment history, credit rating and other factors that the Company considers relevant, or accounts that the Company assigns for collection. The Company reserves for the portion of those outstanding balances that the Company believes it is not likely to collect. Generally, the Company reserves accounts receivable balances that are outstanding more than 90 days. The Company also reserves 100% of the amount that it deems potentially uncollectible due to a customer’s bankruptcy or poor financial condition. If the financial condition of the Company’s customers were to deteriorate, resulting in inability to make payments, additional allowances may be required.

Activity in the allowance for doubtful accounts is summarized as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Beginning balance	$2,131	$2,397	$1,889
Adjustments, recoveries and write-offs	(77)	(132)	53
Increase (decrease) to bad debt provision	232	(134)	455
Ending balance	$2,286	$2,131	$2,397

Goodwill Impairment Testing

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (in the fourth quarter for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company has allocated goodwill to reporting units based on the reporting unit expected to benefit from the acquisition.

Liquidity and Sources of Capital

The Company’s liquidity needs arise principally from working capital requirements, capital expenditures and asset acquisitions. During the three years ended December 31, 2006, the Company relied on internally generated funds to finance these needs. The Company’s working capital requirements are seasonal with the highest need typically occurring in the second and third quarters of the year. Cash and cash equivalents were $148.3 million and $131.2 million at December 31, 2006 and 2005, respectively. Working capital was $399.1 million and $342.5 million at December 31, 2006 and 2005, respectively. As of December 31, 2006, the Company had $0.7 million in debt and had available to it unused credit facilities of $27.7 million.

The Company’s operating activities provided $99.1 million, $130.6 million and $22.8 million in net cash in 2006, 2005 and 2004, respectively. In 2006, cash was provided by net income adjusted for noncash expenses, such as depreciation and amortization, and noncash compensation related to stock plans, totaling $134.8 million, a reduction in trade accounts receivable of $7.1 million, and an increase in income taxes payable of $4.0 million. These increases were partially offset by an increase in inventories of $34.1 million, primarily due to a increases in raw materials and finished goods of $21.8 million and $20.4 million, respectively, partially offset by a decrease of in-process products of $6.0 million. This increase in raw materials was related to increased quantities and prices of raw material inventory on hand, primarily related to steel, at December 31, 2006. The increase in finished goods was primarily related to increased steel costs and to a lesser extent an increase in the amount of finished goods the Company maintains to serve its customers’ needs and to avoid potential shortages of products. In addition to the increase in inventories, there were decreases in trade accounts payable of $8.1 million and accrued cash profit sharing and commissions of $2.4 million, and an increase in deferred income taxes of $2.1 million. The balance of the cash provided in 2006 resulted from changes in other asset and liability accounts, none of which was material.

The Company’s investing activities used $60.5 million, $21.7 million and $50.2 million in net cash in 2006, 2005 and 2004, respectively. Cash paid for capital expenditures and acquisition of minority interests were $60.7 million in 2006, up from $42.6 million in 2005. The Company used $36.8 million of these expenditures in 2006 to purchase or improve its real estate, primarily to acquire and expand its facilities located in San Leandro, Vacaville and Stockton, California; Gallatin, Tennessee; and Columbus, Ohio. The Company also used $23.9 million in 2006 to purchase machinery and equipment for its facilities throughout the United States. The Company plans capital expenditures in 2007 to total approximately $40.0 million.

In March and June 2006, the Company purchased real estate in San Leandro and Vacaville, California, for $5.0 million and $6.5 million, respectively. The Company had previously leased these facilities from related parties. These transactions had been unanimously approved by the independent members of the Company’s Board of Directors.

In February 2007, the Company purchased a facility it had been leasing in Maple Ridge, British Columbia, for $4.0 million.

The Company’s financing activities used $21.5 million, $6.8 million, and $37.8 million in net cash in 2006, 2005 and 2004, respectively. Uses of cash for financing activities were primarily from the repurchase of 500,000 shares of the Company’s common stock totaling $17.2 million to offset the dilution of stock options granted in 2006, payments of cash dividends of $15.4 million and payments on the Company’s long-term debt, primarily related to its European operations, of $1.6 million. Cash provided by financing activities was primarily from the issuance of the Company’s common stock through the exercise of stock options totaling $8.9 million and the excess tax benefit of options exercised of $3.1 million. In February 2007, the Company’s Board of Directors declared a dividend of $0.10 per share, a total of $4.8 million, to be paid on April 26, 2007, to stockholders of record on April 5, 2007. Existing loan agreements require the Company to maintain tangible net worth of $450.0 million plus 50% of net profit after taxes for each fiscal year. This requirement may limit the amount that the Company may pay as dividends on its common stock. As of December 31, 2006, the Company had $95.8 million available for the payment of dividends under these loan agreements. The Company is in compliance with its debt covenants.

The Company’s contractual obligations for future payments are as follows, in thousands:

	Payments Due by Period
	Total	Less			More
	all	than 1	1-3	3-5	than 5
Contractual Obligation	periods	year	years	years	years
Long-term debt obligations	$665	$327	$205	$45	$88
Operating lease obligations	25,988	7,823	11,784	4,762	1,619
Purchase obligations	22,155	21,133	1,022	—	—
Total	$48,808	$29,283	$13,011	$4,807	$1,707

Purchase obligations consist of commitments primarily related to the construction or expansion of facilities and equipment, consulting agreements, and minimum purchase quantities of certain raw materials.

The Company believes that cash generated by operations, borrowings available under its existing credit agreements and other available financing will be sufficient for the Company’s working capital needs and planned capital expenditures through at least 2007.

Inflation

The Company believes that the effect of inflation on the Company has not been material in recent years, as general inflation rates have remained relatively low. The Company’s main raw material, however, is steel, and increases in steel prices may adversely affect the Company’s gross margins if it cannot recover the higher costs through price increases.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has no variable interest-rate debt investments.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to the Company’s operations taken as a whole. The translation adjustment resulted in an increase in accumulated other comprehensive income of $4.7 million for the year ended December 31, 2006, primarily due to the effect of the weakening of the U.S. dollar in relation to the European currencies, offset by the strengthening of the U.S. dollar in relation to the Canadian dollar during the year.

Item 8. Consolidated financial statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated financial statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2005 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to the Consolidated Financial Statements

Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Simpson Manufacturing Co., Inc.:

We have completed integrated audits of Simpson Manufacturing Co., Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Simpson Manufacturing Co., Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation upon adoption of FAS 123(R) in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 28, 2007

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$148,299	$131,203
Trade accounts receivable, net	95,991	101,621
Inventories	217,608	181,492
Deferred income taxes	11,216	10,088
Other current assets	6,224	10,051
Total current assets	479,338	434,455

Property, plant and equipment, net	197,180	166,480
Goodwill	44,337	42,681
Equity method investment	33	244
Other noncurrent assets	14,446	15,855
Total assets	$735,334	$659,715
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$327	$2,186
Trade accounts payable	22,909	29,485
Accrued liabilities	36,874	39,076
Accrued profit sharing trust contributions	8,616	7,721
Accrued cash profit sharing and commissions	7,817	10,229
Accrued workers’ compensation	3,712	3,262
Total current liabilities	80,255	91,959

Long-term debt, net of current portion	338	2,928
Other long-term liabilities	1,866	1,362
Total liabilities	82,459	96,249

Commitments and contingencies (Note 9)

Minority interest in consolidated variable interest entities	—	5,337

Stockholders’ equity
Preferred stock, par value $0.01; authorized shares, 5,000; issued and outstanding shares, none	—	—
Common stock, par value $0.01; authorized shares, 160,000; issued and outstanding shares, 48,412 and 48,322 at December 31, 2006 and 2005, respectively:	484	483
Additional paid-in capital	114,535	94,398
Retained earnings	526,362	456,474
Accumulated other comprehensive income	11,494	6,774
Total stockholders’ equity	652,875	558,129
Total liabilities and stockholders’ equity	$735,334	$659,715

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Net sales	$863,180	$846,256	$698,053
Cost of sales	517,885	515,420	404,388
Gross profit	345,295	330,836	293,665

Operating expenses
Research and development and other engineering	19,254	14,573	13,029
Selling	72,199	64,317	58,869
General and administrative	91,975	100,261	90,959
Loss (gain) on sale of assets	457	(2,044)	(409)
	183,885	177,107	162,448

Income from operations	161,410	153,729	131,217

Income (loss) in equity method investment, before tax	(97)	284	—
Interest income	3,927	1,745	749
Interest expense	(208)	(194)	(364)
Income before income taxes	165,032	155,564	131,602

Provision for income taxes	62,370	57,170	50,094
Minority interest	166	—	—

Net income	$102,496	$98,394	$81,508

Net income per common share
Basic	$2.12	$2.05	$1.70
Diluted	$2.10	$2.02	$1.67

Weighted average number of shares outstanding
Basic	48,300	48,081	48,052
Diluted	48,891	48,606	48,919

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
for the years ended December 31, 2004, 2005 and 2006
(In thousands, except per share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income	Stock	Total
Balance, January 1, 2004	48,511	$498	$63,335	$357,916	$7,983	$(29,427)	$400,305
Comprehensive income:
Net income	—	—	—	81,508	—	—	81,508
Other comprehensive income:
Change in net unrealized gains or losses on available-for-sale investments	—	—	—	—	(62)	—	(62)
Translation adjustment	—	—	—	—	5,494	—	5,494
Comprehensive income							86,940
Options exercised	393	4	3,770	—	—	—	3,774
Stock compensation expense	—	—	4,450	—	—	—	4,450
Tax benefit of options exercised	—	—	2,886	—	—		2,886
Repurchase of common stock	(1,151)	—	—	—	—	(31,274)	(31,274)
Retirement of treasury stock	—	(24)	—	(60,677)	—	60,701	—
Cash dividends declared on common stock ($0.20 per share)	—	—	—	(9,593)	—	—	(9,593)
2-for-1 stock split effected in the form of a stock dividend Common stock issued at $31.40 per share for acquisition	159	1	4,999	—	—	—	5,000
Common stock issued at $25.43 per share	17	—	437	—	—	—	437
Balance, December 31, 2004	47,929	479	79,877	369,154	13,415	—	462,925
Comprehensive income:
Net income	—	—	—	98,394	—	—	98,394
Other comprehensive income:
Change in net unrealized gains or losses on available-for-sale investments	—	—	—	—	58	—	58
Translation adjustment	—	—	—	—	(6,699)	—	(6,699)
Comprehensive income							91,753
Options exercised	372	4	4,091	—	—	—	4,095
Stock compensation expense	—	—	5,873	—	—	—	5,873
Tax benefit of options exercised	—	—	3,843	—	—	—	3,843
Cash dividends declared on common stock ($0.23 per share)	—	—	—	(11,074)	—	—	(11,074)
Common stock issued at $34.34 per share	21	—	714	—	—	—	714
Balance, December 31, 2005	48,322	483	94,398	456,474	6,774	—	558,129
Comprehensive income:
Net income	—	—	—	102,496	—	—	102,496
Other comprehensive income:
Translation adjustment	—	—	—	—	4,720	—	4,720
Comprehensive income							107,216
Options exercised	584	6	8,941	—	—	—	8,947
Stock compensation expense	—	—	7,618	—	—	—	7,618
Tax benefit of options exercised	—	—	3,349	—	—	—	3,349
Cash dividends declared on common stock ($0.32 per share)	—	—	—	(15,447)	—	—	(15,447)
Repurchase of common stock	(500)	—	—	—	—	(17,166)	(17,166)
Retirement of treasury stock	—	(5)	—	(17,161)	—	17,166	—
Common stock issued at $36.35 per share	6	—	229	—	—	—	229
Balance, December 31, 2006	48,412	$484	$114,535	$526,362	$11,494	$—	$652,875

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$102,496	$98,394	$81,508
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of capital assets	457	(2,044)	(409)
Depreciation and amortization	24,536	22,370	18,445
Loss on sale of available-for-sale investments	—	2	—
Deferred income taxes	(2,141)	(4,589)	(355)
Noncash compensation related to stock plans	7,765	6,385	5,531
Loss (income) in equity method investment	97	(284)	—
Tax benefit of options exercised	—	3,843	2,886
Excess tax benefit of options exercised	(3,056)	—	—
Provision for obsolete inventory	81	1,113	2,782
Provision for (recovery of) doubtful accounts	232	(134)	455
Minority interest	166	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	7,109	(13,260)	(20,296)
Inventories	(34,139)	8,409	(83,093)
Other current assets	(654)	(4,714)	(506)
Other noncurrent assets	(35)	(192)	9
Trade accounts payable	(8,053)	(3,025)	6,939
Accrued liabilities	577	11,403	9,447
Accrued profit sharing trust contributions	868	701	964
Accrued cash profit sharing and commissions	(2,417)	2,025	742
Other long-term liabilities	711	1,249	918
Accrued workers’ compensation	450	502	337
Income taxes payable	4,017	2,448	(3,484)
Net cash provided by operating activities	99,067	130,602	22,820

Cash flows from investing activities
Capital expenditures	(51,537)	(42,602)	(45,966)
Acquisition of minority interest	(9,135)	—	—
Distributions from equity investment	114	—	—
Proceeds from sale of capital assets	86	4,068	630
Asset acquisitions, net of cash acquired	—	—	(32,525)
Purchases of available-for-sale investments	—	—	(41,451)
Maturities of available-for-sale investments	—	12,100	8,600
Sales of available-for-sale investments	—	4,700	60,495
Net cash used in investing activities	(60,472)	(21,734)	(50,217)

Cash flows from financing activities
Line of credit borrowings	727	699	2,047
Repayment of debt and line of credit borrowings	(1,599)	(2,006)	(5,595)
Repurchase of common stock	(17,166)	—	(31,274)
Issuance of Company’s common stock	8,947	4,095	4,211
Excess tax benefit of options exercised	3,056	—	—
Dividends paid	(15,444)	(9,606)	(7,194)
Net cash used in financing activities	(21,479)	(6,818)	(37,805)

Effect of exchange rate changes on cash	(20)	(1,764)	983

Net increase (decrease) in cash and cash equivalents	17,096	100,286	(64,219)
Cash and cash equivalents at beginning of period	131,203	30,917	95,136
Cash and cash equivalents at end of period	$148,299	$131,203	$30,917

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for
Interest	$91	$195	$374
Income taxes	59,374	55,511	50,666
Noncash activity during the year for
Noncash capital expenditures	$507	$954	$463
Common stock issued for acquisition	—	—	5,000
Common stock issued for compensation	229	714	—
Dividends declared but not paid	3,870	3,867	2,399
Consolidation of assets and liabilities of variable interest entities (Note 15)	(5,337)	5,337	—

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

The Company operates exclusively in the building products industry. The Company’s products are sold primarily throughout the United States, Canada and Europe. Revenues have some geographic market concentration on the west coast of the United States. A portion of the Company’s business is therefore dependent on economic activity within this region and market.

Principles of Consolidation

The consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries. Investments 50% or less owned affiliates are generally accounted for using either cost or the equity method. The Company consolidates all variable interest entities (VIEs) where it is the primary beneficiary. There were no VIEs as of December 31, 2006. All significant intercompany transactions have been eliminated.

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

Investments

The Company has a minority investment in a privately held company. These kinds of investments are carried either at cost or by the equity method of accounting, depending on the Company’s ownership interest and its ability to influence the operating or financial decisions of the investee, and are classified as long-term investments.

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

Allowance for Doubtful Accounts

The Company assesses the collectibility of specific customer accounts that would be considered doubtful based upon the customer’s financial condition, payment history, credit rating and other factors that the Company considers relevant, or accounts that the Company assigns for collection. The Company reserves for the portion of those outstanding balances that the Company believes it is not likely to collect. Generally, the Company reserves accounts receivable balances that are outstanding more than 90 days. The Company also reserves 100% of the amount that it deems potentially uncollectible due to a customer’s bankruptcy or deteriorating financial condition. If the financial condition of the Company’s customers were to deteriorate, resulting in inability to make payments, additional allowances may be required.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value (market). Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

•                  Raw materials and purchased finished goods for resale - principally valued at cost determined on a weighted average basis.

•                  In-process products and finished goods — cost of direct materials and labor plus attributable overhead based on a normal level of activity.

The Company applies net realizable value and obsolescence to the gross value of the inventory. The Company estimates net realizable value based on estimated selling price less further costs to completion and disposal. The Company provides for slow moving product by comparing inventories on hand to future projected demand. Obsolete inventory is on-hand supply of a product in excess of two years’ sales of that product or a supply of that product that the Company believes is no longer marketable. The Company revalues obsolete inventory as having no net realizable value and reserves for its full carrying value. The Company has consistently applied this methodology. The Company believes that this approach is prudent and makes suitable provisions for slow moving and obsolete inventory.

Sales Incentive and Advertising Allowances

The Company records estimated reductions to revenues for sales incentives, primarily rebates for volume discounts, and allowances for co-operative advertising.

Allowances for Sales Discounts

The Company records estimated reductions to revenues for discounts taken on early payment of invoices by its customers.

Guarantees & Warranties

The Company provides product warranties for specific product lines and accrues for estimated future warranty costs, none of which has been material to the consolidated financial statements, in the period in which the sale is recorded. In a limited number of circumstances, the Company may also agree to indemnify customers against legal claims made against those customers by the end users of the Company's products. Historically, payments made by the Company, if any, under such agreements have not had a material impact on the Company's consolidated results of operations, cash flows or financial position.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Major renewals and betterments are capitalized. Maintenance and repairs are expensed on a current basis. When assets are sold or retired, their costs and accumulated depreciation are removed from the accounts, and the resulting gains or losses are reflected in the consolidated statements of operations.

American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company capitalizes substantially all external costs and qualifying internal costs related to the purchase and implementation of software projects used for business operations. Capitalized software costs primarily include purchased software and external consulting fees. Capitalized software projects are amortized over the estimated useful lives of the software, typically a three-to-five year period.

Depreciation and Amortization

Depreciation of property, plant and equipment is provided for using accelerated methods over the following estimated useful lives:

System Software	3 to 5 years
Machinery and equipment	3 to 10 years
Buildings and site improvements	20 to 45 years

Leasehold improvements are amortized using the straight-line method over the shorter of the expected life or the remaining term of the lease. Amortization of intangible assets with finite useful lives is computed using the straight-line method over the estimated useful lives of the assets.

Product Research and Development Costs

Product research and development costs, which are included in operating expenses and were charged against income as incurred, were $5.7 million, $4.9 million and $4.5 million in 2006, 2005 and 2004, respectively. The types of costs included as Product Research and Development expenses are typically related to salaries and benefits and supplies. The Company amortizes acquired patents over their remaining lives and performs periodic reviews for impairment. The cost of internally developed patents are expensed as incurred.

Tool and Die Costs

Tool and die costs are included in product costs in the year incurred.

Shipping and Handling Costs

The Company’s general shipping terms are F.O.B. shipping point. Shipping and handling costs are included in product costs in the year incurred.

Advertising Costs

Advertising costs are included in selling expenses, are expensed when the advertising occurs, and were $12.1 million, $10.1 million and $9.1 million in 2006, 2005 and 2004, respectively.

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

In 1999, the Company declared a dividend distribution of one Right to purchase Series A Participating preferred stock per share of common stock. The Rights will be exercisable, unless redeemed earlier by the Company, if a person or group acquires, or obtains the right to acquire, 15% or more of the outstanding shares of common stock or commences a tender or exchange offer that would result in it acquiring 15% or more of the outstanding shares of common stock, either event occurring without the prior consent of the Company. The amount of Series A Participating preferred stock that the holder of a Right is entitled to receive and the purchase price payable on exercise of a Right are both subject to adjustment. Any person or group that acquires 15% or more of the outstanding shares of common stock without the prior consent of the Company would not be entitled to this purchase. Any stockholder who holds 25% or more of the Company’s common stock when the Rights were originally distributed would not be treated as having acquired 15% or more of the outstanding shares unless such stockholder’s ownership is increased to more than 40% of the outstanding shares.

The Rights will expire on July 29, 2009, or they may be redeemed by the Company at one cent per Right prior to that date. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company. One million shares of the Company’s preferred stock have been designated Series A Participating preferred stock and reserved for issuance on exercise of the Rights. No event during 2006 made the Rights exercisable.

Existing loan agreements require the Company to maintain tangible net worth of $450.0 million plus 50% of net profit after taxes for each fiscal year. This requirement may limit the amount that the Company may pay out as dividends on the common stock. As of December 31, 2006, the Company had $95.8 million available for the payment of dividends under these loan agreements.

Preferred Stock

The Board has the authority to issue the authorized and unissued preferred stock in one or more series with such designations, rights and preferences as may be determined from time to time by the Board. Accordingly, the Board is empowered, without stockholder approval, to issue preferred stock with dividend, redemption, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company’s common stock.

Net Income per Common Share

Basic net income per common share is computed based on the weighted average number of common shares outstanding. Potentially dilutive shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Years ended December 31,
	2006			2005			2004
		Weighted			Weighted			Weighted
(in thousands, except	Net	Average	Per	Net	Average	Per	Net	Average	Per
per-share amounts)	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$102,496	48,300	$2.12	$98,394	48,081	$2.05	$81,508	48,052	$1.70

Effect of Dilutive Securities
Stock options	—	591	(0.02)	—	525	(0.03)	—	867	(0.03)

Diluted EPS
Income available to common stockholders	$102,496	48,891	$2.10	$98,394	48,606	$2.02	$81,508	48,919	$1.67

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the years ended December 31, 2006 and 2005, 988 thousand and 800 thousand shares, respectively, subject to stock options were anti-dilutive.

The amount of the average stock price for the period in excess of the grant date fair value of stock options, known as the windfall tax benefit, is added to the proceeds of stock option exercises under the treasury stock method for computing the amount of dilutive securities used to determine the outstanding shares for the calculation of diluted earnings per share.

Comprehensive Income

Comprehensive income, which is included in the consolidated statement of stockholders’ equity, is defined as net income plus other comprehensive income. Other comprehensive income includes changes in foreign currency translation adjustments recorded directly into stockholders’ equity and changes in net unrealized gains on available-for-sale investments. The components of accumulated other comprehensive income as of December 31, 2006, were $11.5 million, net of tax of $1.5 million, and as of December 31, 2005, were $6.8 million, net of tax of $1.3 million.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in U.S. Treasury securities, money market instruments and trade accounts receivable. The Company maintains its cash in demand deposit and money market accounts held primarily at five banks.

Accounting for Stock-Based Compensation

The Company maintains two stock option plans under which it may grant incentive stock options and non-qualified stock options, although the Company has granted only non-qualified stock options under these plans. The Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”) is principally for the Company’s employees and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”) is for its independent directors. The Company generally grants options under each of the 1994 Plan and the 1995 Plan once each year. The exercise price per share of each option granted in January 2006 under the 1994 Plan equaled or exceeded the closing market price per share of the Company’s common stock as reported by the New York Stock Exchange for the date when the Company first publicly announced its financial results for 2005. In prior years, stock options were granted under the 1994 Plan with the exercise price equal to or in excess of the closing market price per share of the Company’s common stock as reported by the New York Stock Exchange on the last trading day of the preceding year. The exercise price per share under each option granted under the 1995 Plan is at the fair market value on the date specified in the 1995 Plan. Options vest and expire according to terms established at the grant date.

Under the 1994 Plan, no more than 16 million shares of the Company’s common stock may be sold (including shares already sold) pursuant to all options granted under the 1994 Plan. Under the 1995 Plan, no more than 320 thousand shares of common stock may be sold (including shares already sold) pursuant to all options granted under the 1995 Plan. Options granted under the 1994 Plan typically vest evenly over the requisite service period of four years and have a term of seven years. The vesting of options granted under the 1994 Plan will be accelerated if the grantee ceases to be employed after reaching age sixty or if there is a change in control of the Company. Options granted under the 1995 Plan are fully vested on the date of grant.

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment (Revised 2004),” using the modified prospective application approach as its transition method. Prior periods are not restated under this method. The cash flow presentation changed whereby cash inflow from excess tax benefits from the exercise of stock options is presented in the consolidated statements of cash flows as a financing activity, where applicable, rather than as an operating activity, as previously presented. Prior to the adoption of SFAS 123R and since January 1, 2003, when the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and SFAS No. 123, “Accounting for Stock Based Compensation,” the Company accounted for stock options on a fair value basis and used the prospective method of applying SFAS No. 123 for its transition. As of January 1, 2006, the Company had no unvested options that were accounted for using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

The following table represents the Company’s stock option activity for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
(in thousands)	2006	2005	2004
Stock option expense recognized in operating expenses	$7,353	$5,873	$4,450

Tax benefit of stock option expense in provision for income taxes	2,779	2,161	1,696

Stock option expense, net of tax	$4,574	$3,712	$2,754

Fair value of shares vested	$7,618	$5,873	$4,450

Proceeds to the Company from the exercise of stock options	$8,947	$4,095	$3,774

Tax benefit from exercise of stock options	$3,349	$3,843	$2,886

	At December 31,
	2006	2005	2004
Stock option cost capitalized in inventory	$265	$—	$—

The amounts included in cost of sales, selling, or general and administrative expenses depend on the job functions performed by the employees to whom the stock options were granted. Shares of common stock issued on exercise of stock options under the plans are registered under the Securities Act of 1933.

The adoption of SFAS No. 123R had no material effect on the Company’s income from continuing operations, income before tax, net income, or net income per share. The adoption of SFAS No. 123R resulted in $3.1 million in additional cash flows from financing activities for the year ended December 31, 2006, which previously would have been reported as cash flows from operating activities under SFAS No. 123.

Had compensation cost for the Company’s stock options for all grants prior to January 1, 2003, been recognized based on the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and net income per share would have been as follows:

	Years Ended
(in thousands, except	December 31,
per-share amounts)	2005	2004
Net income, as reported	$98,394	$81,508
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,712	2,756
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards granted prior to January 1, 2003, net of related tax effects	3,740	2,805
Net income, pro forma	$98,366	81,459

Net income per share
Basic, as reported	$2.05	$1.70
Basic, pro forma	2.05	1.70

Diluted, as reported	2.02	1.67
Diluted, pro forma	2.02	1.67

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Under the 1994 Plan, the Company allows for full vesting on ceasing to be employed if the employee becomes “retirement-eligible” by reaching age sixty. Prior to the adoption of SFAS 123R, stock-based employee compensation expense was recorded over the nominal vesting period and if a retirement-eligible employee retired before the end of the vesting period, the Company recorded unrecognized compensation cost at the date of retirement (the “nominal vesting period approach”). The nominal vesting period is four years of service subsequent to the grant date. The “non-substantive vesting period approach” specifies that awards, in substance, become vested when the employee’s retention of the award is no longer contingent on providing service. Under this approach, the unrecorded compensation cost is expensed when that condition is met even if the employee continues providing service to the Company. This would be the case for existing grants when an employee becomes retirement-eligible, as well as when a retirement-eligible employee is granted an award. With the adoption of SFAS No. 123R on January 1, 2006, the Company adopted the non-substantive vesting period approach for new grants that have retirement eligibility provisions. The accounting treatment of options granted to retirement-eligible employees prior to the Company’s adoption of SFAS 123R has not changed and financial statements for periods prior to adoption have not been restated. Therefore, the expense recorded in 2006 comprises stock options that vest under both the non-substantive vesting period approach and the nominal vesting period approach. In contrast, the 2005 expense was calculated using the nominal vesting period approach. The effect on net income of applying the nominal vesting period approach versus the non-substantive vesting period approach was not material to the Company’s results of operations for the years ended December 31, 2006, 2005 and 2004.

Goodwill and Intangible Assets

The Company reviews for impairment its indefinite lived intangible assets annually, in the fourth quarter of each year, and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS Statement No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that management perform a two-step impairment test on goodwill. In the first step, management compares the fair value of each reporting unit to its carrying value. The fair value calculation uses a discounted cash flow model approach over a 15-year period. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, a second step of the impairment test must be performed to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment charge equal to the difference between the implied fair value of the goodwill and the carrying cost would be reported.

Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is a judgment involving significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. The Company bases its fair value estimates on assumptions that management believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company’s annual goodwill impairment analysis did not result in an impairment charge in 2006 or 2005.

The changes in the carrying amount of goodwill as of December 31, 2005 and 2006, are as follows:

(in thousands)	Goodwill
Balance at January 1, 2005	$44,379
Reclassification to customer relationships	(371)
Foreign exchange	(1,327)
Balance at December 31, 2005	42,681
Foreign exchange	1,656
Balance at December 31, 2006	$44,337

All of the Company’s goodwill is associated with the connector products operating segment.

The total gross carrying amount and accumulated amortization of intangible assets subject to amortization at December 31, 2006, were $14.3 million and $5.6 million, respectively. The aggregate amount of amortization expense for the year ended December 31, 2006, was $2.3 million.

The changes in the carrying amounts of patents, unpatented technologies and non-compete agreements and other intangible assets subject to amortization as of December 31, 2005 and 2006, which are included in other non-current assets, are as follows:

		Accumulated
(in thousands)	Patents	Amortization	Net Patents
Balance at January 1, 2005	$9,280	$(1,843)	$7,437
Reclassification to customer relationships	(565)	—	(565)
Amortization	—	(975)	(975)
Foreign exchange	(59)	—	(59)
Balance at December 31, 2005	8,656	(2,818)	5,838
Amortization	—	(834)	(834)
Write-off fully amortized patents	(1,780)	1,780	—
Foreign exchange	41	—	41
Balance at December 31, 2006	$6,917	$(1,872)	$5,045

			Net
	Unpatented	Accumulated	Unpatented
	Technology	Amortization	Technology
Balance at January 1, 2005	$4,611	$(192)	$4,419
Reclassification to customer relationships	(776)	—	(776)
Amortization	—	(735)	(735)
Balance at December 31, 2005	3,835	(927)	2,908
Amortization	—	(767)	(767)
Balance at December 31, 2006	$3,835	$(1,694)	$2,141

			Net
	Non-Compete		Non-Compete
	Agreements	Accumulated	Agreements
	and Other	Amortization	and Other
Balance at January 1, 2005	$1,817	$(531)	$1,286
Reclassification to customer relationships	(9)	—	(9)
Amortization	—	(356)	(356)
Foreign exchange	25	—	25
Balance at December 31, 2005	1,833	(887)	946
Amortization	—	(378)	(378)
Foreign exchange	10	—	10
Balance at December 31, 2006	$1,843	$(1,265)	$578

			Net
	Customer	Accumulated	Customer
	Relationships	Amortization	Relationships
Balance at January 1, 2005	$—	$—	$—
Reclassification from other intangibles	1,721	—	1,721
Amortization	—	(417)	(417)
Foreign exchange	16	—	16
Balance at December 31, 2005	1,737	(417)	1,320
Amortization	—	(349)	(349)
Foreign exchange	1	—	1
Balance at December 31, 2006	$1,738	$(766)	$972

At December 31, 2006, estimated future amortization of intangible assets is as follows:

2007	$2,110
2008	1,896
2009	1,528
2010	645
2011	635
Thereafter	1,922
$8,736

Adoption of Statements of Financial Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The requirements of SFAS Statement No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS Statement No. 151 did not have a material effect on the Company’s consolidated financial statements for the year ended December 31, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion 20 and FASB Statement No. 3.” This Statement is effective for accounting changes and corrections of errors made in 2006 and in subsequent years. In the absence of explicit transition requirements specific to the newly adopted accounting principle, it establishes, unless not practicable, retrospective application as the required method for reporting a change in accounting principle. The adoption of SFAS No. 154 on January 1, 2006, did not have a material effect on the Company’s consolidated financial statements for the year ended December 31, 2006.

In November 2005, the FASB issued FASB Staff Position No. 115-1 (“FSP 115-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosure about unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of FSP 115-1 did not have a material effect on the Company’s consolidated financial statements for the year ended December 31, 2006.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the SEC’s views regarding the process of quantifying financial statement misstatements. The interpretations in SAB 108 were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build-up of improper amounts on the balance sheet. SAB 108 was effective for the Company’s annual financial statements starting in 2006. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements and results of operations.

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more-likely-than-not recognition threshold and then measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 also provides guidance on the presentation of such positions within the financial statements as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 were effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The adoption of this interpretation is not expected to have a material effect on the Company’s overall financial position, results of operations or cash flows.

In March 2006, the Emerging Issues Task Force (EITF) issued EITF 06-3 ”How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The Task Force agreed that a company should disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each annual or interim period for which an income statement is presented. Taxes within the scope of EITF 06-3 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as income taxes or gross receipts taxes, are not within the scope of EITF 06-3. EITF 06-3 is effective for periods beginning after December 15, 2006. Management estimates that the effect on the Company’s financial statements for its fiscal year ending December 31, 2007, will not be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has not yet determined the effect, if any, on the Company’s financial statements for its fiscal year ending December 31, 2008, or its fiscal quarters within that year. SFAS No. 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially adopted.

Revision in Classification

Historically, the Company has reported research and development and other engineering expenses as a component of cost of sales because of the integration of these departments within the manufacturing environment. On analysis of the current production environment, the Company has determined that it is more appropriate to report these amounts as operating expenses. The Company has elected to make this change to the consolidated statement of operations beginning with the first quarter of 2006. Management has concluded that the effect of this revision in classification for the years ended December 31, 2005 and 2004, which were increases in gross profit of $14.6 million and $13.0 million, respectively, were immaterial. The revision in classification had no effect on the Company’s consolidated income from operations, net income, net income per share, cash flows, or any balance sheet item for any period. The Company believes this change enhances the transparency of its financial statements and is appropriate given the organizational changes that have occurred as the Company has grown.

2.             Acquisitions

In October 2004, the Company completed the acquisition of the assets of Quik Drive, U.S.A., Inc. and Quik Drive Canada, Inc. and 100% of the equity of Quik Drive Australia Pty. Limited (collectively “Quik Drive”). Quik Drive manufactures collated fasteners and fastener delivery systems which are marketed in the U.S., Canada, Europe,  Australia and New Zealand. The purchase price, including post-closing adjustments, of the acquisition was $32.0 million in cash and $5.0 million in stock. The amounts of goodwill and intangible assets subject to amortization that resulted from this purchase are $18.8 million and $10.2 million, respectively. Tangible assets, including inventory and trade accounts receivable, accounted for the balance of the purchase price. The final purchase price allocation resulted in $1.7 million allocated to customer relationships from other categories of intangible assets and goodwill in the year ended December 31, 2005.

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

3.             Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	December 31,
(in thousands)	2006	2005
Trade accounts receivable	$100,197	$105,940
Allowance for doubtful accounts	(2,286)	(2,131)
Allowance for sales discounts	(1,920)	(2,188)
	$95,991	$101,621

The Company sells products on credit and generally does not require collateral. One customer accounted for 22% of trade accounts receivable as of December 31, 2006.

4.             Inventories

The components of inventories consisted of the following:

	December 31,
(in thousands)	2006	2005
Raw materials	$86,927	$65,163
In-process products	24,209	30,207
Finished products	106,472	86,122
	$217,608	$181,492

5.             Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2006	2005
Land	$22,797	$21,720
Buildings and site improvements	117,815	93,751
Leasehold improvements	2,805	5,945
Machinery and equipment	188,901	161,357
	332,318	282,773
Less accumulated depreciation and amortization	(155,167)	(135,570)
	177,151	147,203
Capital projects in progress	20,029	19,277
	$197,180	$166,480

Included in property, plant and equipment at December 31, 2006 and 2005, are fully depreciated assets with an original cost of $72.3 million and $58.4 million, respectively. These fully depreciated assets are still in use in the Company’s operations. Also included at December 31, 2005, are land, buildings and building improvements of consolidated VIEs (see Note 15).

6.             Investments

The Company has a 35% equity interest in Keymark Enterprises, LLC (“Keymark”) for which it accounts using the equity method. Keymark develops software that assists in the design and engineering of residential structures. The Company’s relationship with Keymark includes the specification of the Company’s products in the Keymark software. The Company has no obligation to make any additional future capital contributions, nor does it intend to provide additional funding, to Keymark. During 2006, the Company’s share of Keymark’s income was $288 thousand, but due to equity losses, the carrying amount of the Company’s investment was written down to $33 thousand as of December 31, 2006, which is included in the Company’s consolidated retained earnings. During the year ended December 31, 2006, Keymark distributed $114 thousand to the Company.

7.             Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2006	2005
Sales incentive and advertising accruals	$19,689	$20,249
Labor related liabilities	5,147	4,416
Vacation liability	4,775	3,993
Dividend payable	3,870	3,867
Other	3,393	6,551
	$36,874	$39,076

8.             Debt

The outstanding debt at December 31, 2006 and 2005, and the available credit at December 31, 2006, consisted of the following:

	Available on
	Credit Facility	Debt Outstanding
	at December 31,	at December 31,
(dollar amounts in thousands)	2006	2006	2005
Revolving line of credit, interest at bank’s base rate less 0.5% (at December 31, 2006, the bank’s base rate less 0.5% was 7.75%), matures November 2008, commitment fees payable at the annual rate of 0.125% on the unused portion of the facility	$13,800	$—	$—

Revolving term commitment, interest at bank’s prime rate less 0.5% (at December 31, 2006, the bank’s prime rate less 0.5% was 7.75%), matures October 2007, commitment fees payable at the annual rate of 0.125% on the unused portion of the facility	9,200	—	—

Revolving line of credit, interest at the bank’s base rate plus 2% (at December 31, 2006, the bank’s base rate plus 2% was 7.00%), expires October 2007	489	—	—

Revolving lines of credit, interest rates between 4.1283% and 4.723%, expirations through August 2007	4,197	—	—

Term loan, interest at 7.70%, collateralized by real estate, repaid June 2006	—	—	1,941

Term loan, interest at 6.177%, collateralized by real estate, repaid March 2006	—	—	1,691

Term loan, interest at LIBOR plus 1.375% (at December 31, 2006, LIBOR plus 1.375% was 6.745%), matures May 2008	—	450	750

Term loans, interest rates from 4.00% to 5.00%, maturities between 2011 and 2018	—	215	732
	27,686	665	5,114
Less current portion		(327)	(2,186)
		$338	$2,928
Available credit	$27,686

The revolving lines of credit are guaranteed by the Company and its subsidiaries. The Company is in compliance with the various loan covenants that govern its ability to borrow under its lines of credit. The covenants include provisions that would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations. The Company’s outstanding debt included $3.6 million in non-recourse loans that were payable by its consolidated variable interest entities at December 31, 2005 (see Note 15).

Total interest expense for the years ended December 31, 2006, 2005 and 2004, was $208 thousand, $194 thousand and $364 thousand, respectively. Interest expense includes interest, maintenance fees and bank charges. The amount of capitalized interest for the years ended December 31, 2006, 2005 and 2004, was $121 thousand, $195 thousand and $302 thousand, respectively.

At December 31, 2006, estimated future maturities of long-term debt are as follows:

(in thousands)
2007	$327
2008	178
2009	27
2010	27
2011	18
Thereafter	88
$665

9.             Commitments and Contingencies

Leases

Certain properties occupied by the Company are leased. The leases expire at various dates through 2014 and generally require the Company to assume the obligations for insurance, property taxes and maintenance of the facilities.

Through the first half of 2006, some of the properties were leased from partnerships formed by current and former Company stockholders, directors, officers and employees. Rental expenses under these related party leases were as follows:

	Years Ended December 31,
(in thousands)	2006	2005	2004
Doolittle Investors	$61	$368	$368
Vacaville Investors	210	483	479
Columbus Westbelt Investment Co.	—	156	626
	$271	$1,007	$1,473

During the year ended December 31, 2006, the Company purchased the properties that it previously leased from Doolittle Investors and Vacaville Investors for $5.0 million and $6.5 million, respectively. The transactions were completed in March 2006 and June 2006, respectively. In May 2005, the Company completed the purchase, for $4.1 million, of the facility that it previously leased from Columbus Westbelt Investment Co.

Rental expense for 2006, 2005 and 2004 with respect to all other leased property was approximately $5.5 million, $5.6 million and $4.3 million, respectively.

At December 31, 2006, minimum rental commitments under all noncancelable leases are as follows:

(in thousands)
2007	$7,823
2008	5,636
2009	6,148
2010	2,824
2011	1,938
Thereafter	1,619
$25,988

Some of these minimum rental commitments described above contain renewal options and provide for periodic rental adjustments based on changes in the consumer price index or current market rental rates.

The nominal term of Simpson Strong-Tie International Inc.’s (“SSTI’s”) lease in the United Kingdom is 25 years but includes an option to terminate without penalty in either the fifteenth or twentieth year on one year’s written notice by SSTI. Future minimum rental payments associated with the first 15 years of this lease are included in minimum rental commitments in the table above.

Employee Relations

Approximately 20% of the employees are represented by labor unions and are covered by collective bargaining agreements. Two of the Company’s collective bargaining agreements cover the Company’s tool and die craftsmen and maintenance workers in Brea, California, and its sheetmetal workers in Brea and Ontario, California. These two contracts expire in June 2008 and February 2008, respectively. Two other contracts, covering sheetmetal workers and tool and die personnel in San Leandro, California, expire in March 2007 and June 2007, respectively. Simpson Strong-Tie’s facility in Stockton, California, is also a union facility with two collective bargaining agreements that will expire in June 2007 and September 2007.

Environmental

The Company’s policy with regard to environmental liabilities is to accrue for future environmental assessments and remediation costs when information becomes available that indicates that it is probable that the Company is liable for any related claims and assessments and the amount of the liability is reasonably estimable.

At one of the Company’s operating facilities, evidence of contamination resulting from activities of prior occupants was discovered. The Company took remedial actions at the facility in 1990. The Company does not believe that any further action will be required or that this matter will have a material adverse effect on its financial condition, cash flows or results of operations.

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

Other

Corrosion, hydrogen enbrittlement, stress corrosion cracking, hardness, wood pressure-treating chemicals, misinstallations, manufacturing defects, environmental conditions or other factors can contribute to failure of fasteners and connectors. On occasion, some of the fasteners and connectors that the Company sells have failed, although the Company has not incurred any material liability resulting from those failures. The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions.

10.           Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
(in thousands)	2006	2005	2004
Current
Federal	$52,419	$51,388	$41,656
State	9,091	8,395	7,845
Foreign	3,001	1,976	948
Deferred
Federal	(2,414)	(3,550)	(355)
State	152	(354)	—
Foreign	121	(685)	—
	$62,370	$57,170	$50,094

Income before income taxes for the years ended December 31, 2006, 2005 and 2004, consisted of the following:

	Years Ended December 31,
(in thousands)	2006	2005	2004
Domestic	$155,969	$149,222	$128,325
Foreign	9,063	6,342	3,277
	$165,032	$155,564	$131,602

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes are as follows:

	Years Ended December 31,
	2006	2005	2004
Federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.9%	3.5%	3.4%
Other	(1.1)%	(1.7)%	(0.3)%
Effective income tax rate	37.8%	36.8%	38.1%

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 2006, 2005 and 2004, were as follows:

	December 31,
(in thousands)	2006	2005	2004
Current deferred tax assets (liabilities)
State tax	$3,131	$2,994	$2,682
Workers’ compensation	1,459	1,284	1,089
Health claims	623	394	304
Vacation accrual	1,214	1,051	974
Accounts receivable allowance	749	660	772
Inventories	3,103	3,176	2,279
Sales incentive and advertising allowances	893	981	562
Accrued rent reserves	359	—	—
Other	(315)	(452)	147
	$11,216	$10,088	$8,809

Long-term deferred tax assets (liabilities)
Depreciation	$(1,091)	$(944)	$(1,371)
Goodwill and other intangibles amortization	(372)	(82)	160
Deferred compensation related to stock options	6,139	4,204	2,186
State tax credit carry forward	289	534	551
Other	(664)	(239)	(53)
	$4,301	$3,473	$1,473

The total deferred tax assets for the years ended December 31, 2006, 2005 and 2004, were $19.5 million, $16.7 million and $12.5 million, respectively. The total deferred tax liabilities for the years ended December 31, 2006, 2005 and 2004, were $4.0 million, $3.1 million and $2.2 million, respectively.

The Company does not provide for U.S. federal income taxes on the undistributed earnings of its international subsidiaries because such earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At December 31, 2006, 2005 and 2004, the Company had not provided federal income taxes on undistributed earnings of $7.4 million, $2.9 million and $0.7 million, respectively, from its international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. These taxes may be partially offset by U.S. foreign tax credits. Determination of the related amount of unrecognized deferred U.S. income taxes is not practicable because of the complexities associated with this hypothetical calculation. U.S. federal income taxes are provided on the earnings of the Company’s foreign branches, which are included in the U.S. federal income tax return.

The American Jobs Creation Act of 2004 (“AJCA”), enacted on October 22, 2004, includes provisions for the phase-out of the extraterritorial income exclusion, replacing it with a phased-in deduction for companies that pay income taxes on manufacturing activities in the U.S. The new manufacturing deduction allows a deduction from taxable income of up to 9% of qualified income from domestic production activities. The deduction is phased in over a six-year period, from 3% in 2005 to 9% in 2010. The AJCA also creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. On December 21, 2004, the FASB issued two FASB Staff Positions (“FSPs”) regarding the accounting implications of the AJCA related to (1) the manufacturing deduction for qualified domestic production activities and (2) the one-time tax benefit for the repatriation of foreign earnings. The FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, “Accounting for Income Taxes.” The FASB also confirmed, that on deciding that some amount of earnings will be repatriated, a company must record in that period the associated tax liability. The guidance in the FSPs applies to consolidated financial statements for periods ending after the date the AJCA was enacted. The Company realized approximately $1.4 million of benefits from the manufacturing deduction on its 2005 tax returns. The Company further decided not to utilize the tax benefit for the repatriation of foreign earnings, in view of the management’s current opinion that undistributed earnings of the Company’s international subsidiaries will be reinvested indefinitely.

In June 2006, the FASB issued FIN 48. See Note 1 — Recently Issued Accounting Statements.

11.           Retirement Plans

The Company has six defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. Two of the plans, covering U.S. employees, provide for annual contributions in amounts that the Board of Directors may authorize, subject to certain limitations, but in no event more than the amounts permitted under the Internal Revenue Code as deductible expense. The other four plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2006, 2005 and 2004, was $8.9 million, $8.2 million and $7.4 million, respectively.

The Company also contributes to various industry-wide, union-sponsored pension funds, for hourly employees who are members of a union. Payments to these funds aggregated $2.7 million, $3.2 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

12.           Related Party Transactions

In 2003, the Company’s Chief Executive Officer leased an airplane that is managed by a charter company unrelated to the Company. The Company pays the charter company standard hourly rates when this airplane is hired for use by its Chief Executive Officer in travel between his home and Company offices or by him and other Company employees in travel on Company business. As lessee of the airplane, the Company’s Chief Executive Officer is also responsible for its maintenance and receives a portion of each payment to the charter company for its use, whether by the Company or others. The total cost to the Company for this and other airplanes that are used, including $24 thousand, $22 thousand and $29 thousand paid to the Company’s Chief Executive Officer for compensation for the years ended 2006, 2005 and 2004, respectively, was $213 thousand, $260 thousand and $380 thousand in 2006, 2005 and 2004, respectively. The independent members of the Board of Directors unanimously approved this arrangement. The Company computes the compensation cost of the use of airplanes using the Standard Industrial Fare Level (“SIFL”) tables prescribed under applicable Internal Revenue Service regulations.

In 2004, the Company paid $4 thousand to Barclay Simpson Fine Arts, an art gallery owned by the Company’s Chairman, for artwork to decorate the Company’s offices. The independent members of the Board of Directors unanimously approved these purchases after a review of an independent appraisal and a review of the cost of comparable artwork.

In December 2004, the Company made a donation in the amount of $5 thousand to the African American Experience Fund of the National Park Foundation, whose Chairman is Barry Lawson Williams, a director of the Company.

In January 2005, Michael Petrovic was appointed as an officer of Simpson Strong-Tie Canada, Limited (“SSTC”), a wholly-owned subsidiary of Simpson Strong-Tie. Mr. Petrovic was an owner of MGA, which SSTC acquired in 2003, and is a co-lessor of the property that SSTC leases in Maple Ridge, British Columbia. SSTC paid $170 thousand per year to lease the property from Mr. Petrovic and his associates. In February 2007, the Company purchased the building from Mr. Petrovic and his associates for $4.0 million.

In February 2005, the Company paid $50 thousand to the California College of the Arts (“CCA”) to sponsor the development of a unique interdisciplinary course. The Company’s Chairman, Barclay Simpson, is the Vice Chairman of CCA’s Board of Trustees. The independent members of the Board of Directors approved the sponsorship of this course.

In May 2005, the Company completed the purchase, for $4.1 million, of the property that it previously leased from a related party in Columbus, Ohio. The transaction was unanimously approved by the independent members of the Company’s Board of Directors. See Note 9. The Company is expanding this facility on land adjacent to that property.

In March 2006, the Company completed the purchase, for $5.0 million, of the property in San Leandro, California, that it previously leased from a related party partnership, Doolittle Investors, which consists primarily of current and past employees and directors of the Company. In June 2006, the Company completed the purchase, for $6.5 million, of the property in Vacaville, California, that it previously leased from a related party partnership, Vacaville Investors, which consists primarily of current and past employees and directors of the Company. These transactions were unanimously approved by the independent members of the Company’s Board of Directors. See Notes 9 and 15.

13.           Stock Option and Stock Bonus Plans

The Company currently has two stock option plans (see Note 1 — Accounting for Stock-Based Compensation). Participants are granted stock options only if the applicable company-wide or profit-center operating goals, or both, established by the Compensation Committee of the Board of Directors at the beginning of the year, are met.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on historical volatilities of the Company’s common stock measured monthly over a term that is equivalent to the expected life of the option. The expected term of options granted is estimated based on the Company’s prior exercise experience and future expectations of the exercise and termination behavior of the grantees. The risk-free rate is based on the yield of U.S. Treasury zero-coupon bonds with maturities comparable to the expected life in effect at the time of grant. The dividend yield is based on the expected dividend rate on the grant date.

Black-Scholes option pricing model assumptions for options committed to be granted in 2007, and for those granted in 2006, 2005 and 2004, are as follows:

		Risk					Weighted
		free					average
Number of options granted	Grant	interest	Dividend	Expected		Exercise	fair
(in thousands)	Date	rate	yield	life	Volatility	Price Range	value
1994 Plan
123	02/02/07	4.84%	1.19%	5.9 years	29.0%	$33.62	$11.11
1	05/30/06	4.97%	0.90%	6.3 years	27.2%	$35.75	$12.25
489	01/26/06	4.46%	0.79%	6.3 years	27.2%	$40.72 to $44.79	$13.68
515	01/01/05	3.87%	0.57%	6.4 years	28.0%	$34.90 to $38.39	$11.91
1,147	01/01/04	3.77%	—	6.4 years	29.1%	$25.43 to $27.97	$9.51

1995 Plan
5	02/15/06	4.46%	0.81%	6.3 years	27.2%	$39.27	$13.14
14	02/14/05	3.87%	0.57%	6.3 years	28.0%	$36.00	$12.18
6	02/14/04	3.77%	—	6.3 years	29.1%	$23.04	$8.54

The following table summarizes the Company’s stock option activity for the year ended December 31, 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value *
Non-Qualified Stock Options	(in thousands)	Price	Life	(in thousands)
Outstanding at January 1, 2006	2,949	$22.46
Granted	495	$40.70
Exercised	(584)	$15.33
Forfeited	(23)	$32.09
Outstanding at December 31, 2006	2,837	$27.03	4.2	$19,156
Exercisable at December 31, 2006	1,808	$23.56	3.8	$16,361

*                    The intrinsic value represents the amount by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $31.65 on December 31, 2006.

The total intrinsic value of options exercised during the three years ended December 31, 2006, 2005 and 2004, was $10.7 million, $9.9 million and $7.6 million, respectively.

A summary of the status of unvested options as of December 31, 2006, and changes during the year ended December 31, 2006, are presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Options	(in thousands)	Fair Value
Unvested at January 1, 2006	1,290	$9.52
Granted	495	$13.67
Vested	(733)	$9.47
Forfeited	(23)	$11.19
Unvested at December 31, 2006	1,029	$11.51

As of December 31, 2006, there was $9.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 2.2 years. Options granted under the 1995 Plan are fully vested and recorded as expense on the date of grant.

The Company also maintains a Stock Bonus Plan whereby it awards shares to employees, who do not otherwise participate in one of the Company’s stock option plans. The number of shares awarded, as well as the period of service, are considered by the Compensation Committee of the Board of Directors, at its discretion. In 2006, 2005 and 2004, the Company committed to issue 10 thousand, 6 thousand and 21 thousand shares, respectively, which resulted in pre-tax compensation charges of $0.4 million, $0.5 million and $1.1 million, respectively. These employees are also awarded cash bonuses, which are included in these charges, to compensate for their income taxes payable as a result of the stock bonuses. Shares have been issued under this Plan in the year following the year in which the employee reached his or her tenth anniversary.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of December 31, 2006, 2005 and 2004, or for the years then ended:

(in thousands)	Connector	Venting	Administrative
2006	Products	Products	and All Other	Total
Net sales	$771,176	$92,004	$—	$863,180
Income from operations	155,718	7,248	(1,556)	161,410
Depreciation and amortization	20,468	3,989	79	24,536
Significant non-cash charges	6,351	404	1,010	7,765
Income tax expense (benefit)	61,197	2,875	(1,702)	62,370
Capital expenditures and acquisitions	48,940	10,666	1,066	60,672
Total assets	509,705	80,143	145,486	735,334

	Connector	Venting	Administrative
2005	Products	Products	and All Other	Total
Net sales	$752,216	$94,040	$—	$846,256
Income from operations	145,556	8,724	(551)	153,729
Depreciation and amortization	19,717	2,521	132	22,370
Significant non-cash charges	5,032	522	830	6,384
Income tax expense (benefit)	55,153	3,700	(1,683)	57,170
Capital expenditures and acquisitions	35,726	7,112	719	43,557
Total assets	457,071	68,395	134,249	659,715

	Connector	Venting	Administrative
2004	Products	Products	and All Other	Total
Net sales	$614,585	$83,468	$—	$698,053
Income from operations	121,208	10,672	(663)	131,217
Depreciation and amortization	16,291	2,125	29	18,445
Significant non-cash charges	4,167	741	623	5,531
Income tax expense (benefit)	47,371	4,188	(1,465)	50,094
Capital expenditures and acquisitions	79,144	4,627	183	83,954
Total assets	427,418	56,188	61,531	545,137

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore has been included in the total assets of “Administrative and All Other.” Cash and short-term investment balances in the Administrative and All Other segment were $130.7 million, $121.4 million and $47.0 million as of December 31, 2006, 2005 and 2004, respectively. The significant non-cash charges comprise compensation related to the awards under the stock option plans and the stock bonus plan.

The following table illustrates how the Company’s net sales and long-lived assets are distributed geographically as of December 31, 2006, 2005 and 2004, or for the years then ended.

	2006		2005		2004
	Net	Long-Lived	Net	Long-Lived	Net	Long-Lived
(in thousands)	Sales	Assets	Sales	Assets	Sales	Assets
United States	$734,745	$181,572	$733,748	$156,023	$600,962	$122,026
Denmark	47,239	5,610	40,834	4,781	36,799	6,228
Canada	30,168	3,188	25,626	3,446	18,528	2,935
United Kingdom	27,392	2,037	26,211	1,742	27,013	1,729
France	20,962	5,532	17,844	5,230	14,372	5,802
Other countries	2,674	651	1,993	101	379	33
	$863,180	$198,590	$846,256	$171,323	$698,053	$138,753

Net sales and long-lived assets, net of intangible assets, are attributable to the country where the operations are located. The Denmark category includes sales primarily in Germany, Denmark, Norway, Sweden and Austria.

Net sales of 17%, 17% and 18% in the years ended December 31, 2006, 2005 and 2004, respectively, were to one customer and were attributable mostly to the connector products segment.

15.           Consolidation of Variable Interest Entities

The Company previously leased two facilities from related-party partnerships (see Notes 9 and 12) whose primary purpose was to own and lease these properties to the Company. The partnerships did not have any other significant assets. These partnerships were considered variable interest entities under FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities (revised December 2003)—an Interpretation of ARB No. 51” (“FIN 46(R)”). Although the Company did not have direct ownership interests in the partnerships, it was required to consolidate the partnerships, as it was considered the primary beneficiary as interpreted by FIN 46(R). The Company became the primary beneficiary when it agreed to a fixed price purchase option for the properties owned by the related-party partnerships. The Company purchased the two facilities during the year ended December 31, 2006.

The real estate owned by the partnerships consisted of land, buildings and building improvements, which were pledged as collateral for mortgages under which the lender had no recourse to the Company. The Company had no other off-balance sheet arrangements at December 31, 2006 or 2005.

Noncash consolidation of the assets and liabilities of the VIEs at December 31, 2005, consisted of the following:

(in thousands)
Assets
Land	$3,271
Buildings and site improvements	5,875
Capital projects in progress	(100)
Other noncurrent assets	(77)

Liabilities
Current portion of long-term debt	$1,727
Long-term debt, net of current portion	1,905

Minority interest	$5,337

The amount of rent expense for the properties owned by the variable interest entities during the year ended December 31, 2006, was $0.3 million. The Company purchased both of these properties in 2006 (see Note 12).

16.           Lease Termination

In May 2006, the Company relocated its home office from a leased facility in Dublin, California, to the facility in Pleasanton, California, that it purchased in August 2005. In June 2006, the Company ceased using the leased facility in Dublin, California. As a result of this move, the Company recorded a lease termination provision of $1.2 million, in June 2006, representing the fair value of the remaining rent obligation, reduced by the estimated sublease rentals that the Company believes could reasonably be obtained for the facility. These estimates and assumptions are monitored, on a quarterly basis, for changes in circumstances. Estimates for the liability balance are based on the status of the Company’s efforts to sublease the vacant office space, including a review of real estate market conditions, projections for sublease income and sublease commencement assumptions. Lease termination charges are reflected in general and administrative expenses in the Company’s consolidated statements of operations.

The following table provides the liability balances and activities of the Company’s lease termination reserve for the year ended December 31, 2006:

(in thousands)
Balance at beginning of period	$—
Provision	1,409
Cash payments	(632)
Balance at end of period	$777

Cash expenditures associated with the lease termination are expected to be paid over the remaining lease term, which concludes in October 2007. Based on the Company’s assumptions as of December 31, 2006, the Company expected its lease payments, net of expected sublease income, to result in a total cash outlay of $0.8 million. Substantially all of the lease termination charge is associated with the connector products segment.

Through December 31, 2006, the Company has not subleased the facility and has reversed the expected sublease income for the year, resulting in an additional provision of $149 thousand.  Interest accretion was $35 thousand for the year ended December 31, 2006.

17.           Subsequent Events

In February 2007, the Company’s Board of Directors declared a dividend of $0.10 per share, a total currently estimated at $4.8 million, to be paid on April 26, 2007, to stockholders of record on April 5, 2007.

In February 2007, the Company purchased the facility that it occupies in Maple Ridge, British Columbia, from a related party and others (see Note 12). The purchase price was $4.0 million.

In February 2007, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2007. This replaces the $50.0 million repurchase authorization from December 2005. In February 2007, the Company purchased 122,500 shares of its common stock for $4.2 million.

18.           Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for each of the quarters in 2006 and 2005:

	2006				2005
(in thousands, except	Fourth	Third	Second	First	Fourth	Third	Second	First
per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net sales	$179,572	$226,718	$241,232	$215,658	$203,897	$233,809	$224,334	$184,216
Cost of sales	108,626	139,803	139,717	129,740	126,779	140,607	132,313	115,720
Gross profit	70,946	86,915	101,515	85,918	77,118	93,202	92,021	68,496

Research and development and other engineering	3,917	4,531	5,747	5,058	3,851	3,519	3,223	3,980
Selling expense	18,093	17,955	18,693	17,458	17,260	15,679	15,501	15,878
General and administrative expense	19,832	22,468	26,559	23,116	23,266	27,282	27,435	22,278
Loss (gain) on sale of assets	347	(3)	115	(2)	80	(2,027)	(23)	(74)
Income from operations	28,757	41,964	50,401	40,288	32,661	48,749	45,885	26,434

Income (loss) in equity method
Investment	33	(1)	15	(143)	61	54	95	73
Interest income, net	1,109	831	891	887	955	373	131	91
Income before income taxes	29,899	42,794	51,307	41,032	33,677	49,176	46,111	26,598

Provision for income taxes	11,219	15,704	19,658	15,788	12,112	17,569	17,273	10,214
Minority interest	—	—	75	91	—	—	—	—
Net income	$18,680	$27,090	$31,574	$25,153	$21,565	$31,607	$28,838	$16,384

Net income per common share
Basic	$0.39	$0.56	$0.65	$0.52	$0.45	$0.66	$0.60	$0.34
Diluted	0.38	0.56	0.64	0.51	0.44	0.65	0.60	0.33

Cash dividends declared per common share	$0.08	$0.08	$0.08	$0.08	$0.08	$0.05	$0.05	$0.05

Included in the 2005 third quarter results is a gain of $2.0 million resulting from the sale, for $4.0 million, of the Company’s engineering laboratory in San Leandro, California. The laboratory has been relocated to the property in Pleasanton, California, that the Company purchased in August 2005.

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31, 2006, 2005 and 2004

Column A	Column B	Column C		Column D	Column E
		Additions
(in thousands)		Charged	Charged
	Balance at	to Costs	to Other		Balance
	Beginning	and	Accounts —		at End
Classification	of Year	Expenses	Write-offs	Deductions	of Year
Year Ended December 31, 2006
Allowance for doubtful accounts	$2,131	$232	$—	$77	$2,286
Allowance for obsolete inventory	5,399	81	—	—	5,480
Allowance for sales discounts	2,188	2,050	—	2,318	1,920

Year Ended December 31, 2005
Allowance for doubtful accounts	2,397	(134)	—	132	2,131
Allowance for obsolete inventory	4,592	1,113	—	306	5,399
Allowance for sales discounts	1,311	2,847	—	1,970	2,188

Year Ended December 31, 2004
Allowance for doubtful accounts	1,889	455	—	(53)	2,397
Allowance for obsolete inventory	5,186	2,782	—	3,376	4,592
Allowance for sales discounts	755	2,589	—	2,033	1,311

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting. During the three months ended December 31, 2006, the Company made no changes to its internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 16, 2007, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2006, which information is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 16, 2007, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2006, information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Certain information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 16, 2007, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2006, which information is incorporated herein by reference. The other information required by this Item appears in this report under “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 16, 2007, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2006, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item will be contained in the Registrant’s proxy statement for the annual meeting of stockholders to be held on April 16, 2007, to be filed not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2006, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report:

1.     Consolidated financial statements

The following consolidated financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2005 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2006, is filed as part of this Annual Report:

Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2006, 2005 and 2004

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

Dated: February 28, 2007		Simpson Manufacturing Co., Inc.
(Registrant)

	By	/s/ Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
and Duly Authorized Officer
of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/ Thomas J Fitzmyers	President, Chief Executive	February 28, 2007
(Thomas J Fitzmyers)	Officer and Director

Chief Financial Officer:

/s/ Michael J. Herbert	Chief Financial Officer,	February 28, 2007
(Michael J. Herbert)	Treasurer and Secretary
(principal accounting and financial officer)

Directors:

/s/ Barclay Simpson	Chairman of the Board	February 28, 2007
(Barclay Simpson)

/s/ Jennifer A. Chatman	Director	February 28, 2007
(Jennifer A. Chatman)

/s/ Earl F. Cheit	Director	February 28, 2007
(Earl F. Cheit)

/s/ Stephen B. Lamson	Vice President and Director	February 28, 2007
(Stephen B. Lamson)

/s/ Peter N. Louras	Director	February 28, 2007
(Peter N. Louras)

/s/ Robin G. MacGillivray	Director	February 28, 2007
(Robin G. MacGillivray)

/s/ Barry Lawson Williams	Director	February 28, 2007
(Barry Lawson Williams)