Form 10-Q
period 2007-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2007-05-10
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock outstanding as of March 31, 2007:   48,409,475

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	March 31,		December 31,
	2007	2006	2006

ASSETS
Current assets
Cash and cash equivalents	$149,310	$129,575	$148,299
Trade accounts receivable, net	126,577	125,041	95,991
Inventories	208,797	192,741	217,608
Deferred income taxes	11,042	10,439	11,216
Other current assets	8,003	7,336	6,224
Total current assets	503,729	465,132	479,338

Property, plant and equipment, net	206,442	174,039	197,180
Goodwill	44,617	42,919	44,337
Equity method investment	—	100	33
Other noncurrent assets	21,568	15,842	14,446
Total assets	$776,356	$698,032	$735,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and current portion of long-term debt	$2,691	$2,966	$327
Trade accounts payable	35,863	40,167	22,909
Accrued liabilities	34,239	28,979	36,874
Income taxes payable	5,994	11,195	—
Accrued profit sharing trust contributions	10,309	9,236	8,616
Accrued cash profit sharing and commissions	8,345	12,944	7,817
Accrued workers’ compensation	3,712	3,312	3,712
Total current liabilities	101,153	108,799	80,255

Long-term debt, net of current portion	337	643	338
Other long-term liabilities	8,775	1,422	1,866
Total liabilities	110,265	110,864	82,459

Commitments and contingencies (Note 7)

Minority interest in consolidated variable interest entities	—	2,128	—

Stockholders’ equity
Common stock, at par value	484	484	484
Additional paid-in capital	118,590	99,342	114,535
Retained earnings	534,597	477,757	526,362
Accumulated other comprehensive income	12,420	7,457	11,494
Total stockholders’ equity	666,091	585,040	652,875
Total liabilities and stockholders’ equity	$776,356	$698,032	$735,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands except per-share amounts, unaudited)

	Three Months Ended
	March 31,
	2007	2006

Net sales	$193,155	$215,658
Cost of sales	121,533	129,740
Gross profit	71,622	85,918

Operating expenses:
Research and development and other engineering	5,260	5,058
Selling	18,154	17,458
General and administrative	21,638	23,114
	45,052	45,630

Income from operations	26,570	40,288

Loss on equity method investment, before tax	(33)	(143)
Interest income, net	1,374	887

Income before income taxes	27,911	41,032

Provision for income taxes	10,621	15,788
Minority interest	—	91

Net income	$17,290	$25,153

Net income per common share
Basic	$0.36	$0.52
Diluted	$0.35	$0.51

Cash dividends declared per common share	$0.10	$0.08

Number of shares outstanding
Basic	48,414	48,378
Diluted	48,886	49,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the three months ended March 31, 2006 and 2007 and the nine months ended December 31, 2006

(In thousands except per-share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income	Stock	Total
Balance, January 1, 2006	48,322	$483	$94,398	$456,474	$6,774	$—	$558,129
Comprehensive income:
Net income	—	—	—	25,153	—	—	25,153
Other comprehensive income:
Translation adjustment, net of tax of $16	—	—	—	—	683	—	683
Comprehensive income						—	25,836
Options exercised	116	1	1,751	—	—	—	1,752
Stock compensation	—	—	2,018	—	—	—	2,018
Tax benefit of options exercised	—	—	946	—	—	—	946
Cash dividends declared on Common stock ($0.08 per share)	—	—	—	(3,870)	—	—	(3,870)
Common stock issued at $36.35 per share	6	—	229	—	—	—	229
Balance, March 31, 2006	48,444	484	99,342	477,757	7,457	—	585,040
Comprehensive income:
Net income	—	—	—	77,343	—	—	77,343
Other comprehensive income:
Translation adjustment, net of tax of $248	—	—	—	—	4,037	—	4,037
Comprehensive income							81,380
Options exercised	468	5	7,190	—	—	—	7,195
Stock compensation	—	—	5,600	—	—	—	5,600
Tax benefit of options exercised	—	—	2,403	—	—	—	2,403
Cash dividends declared on common stock ($0.24 per share)	—	—	—	(11,577)	—	—	(11,577)
Repurchase of common stock	(500)	—	—	—	—	(17,166)	(17,166)
Retirement of common stock	—	(5)	—	(17,161)	—	17,166	—
Balance, December 31, 2006	48,412	484	114,535	526,362	11,494	—	652,875
Cumulative effect due to adoption of FIN 48	—	—	—	(16)	—	—	(16)
Balance, January 1, 2007	48,412	484	114,535	526,346	11,494	—	652,859
Comprehensive income:
Net income	—	—	—	17,290	—	—	17,290
Other comprehensive income:
Translation adjustment, net of tax of $17	—	—	—	—	926	—	926
Comprehensive income							18,216
Options exercised	110	1	1,917	—	—	—	1,918
Stock compensation	—	—	1,468	—	—	—	1,468
Tax benefit of options exercised	—	—	363	—	—	—	363
Repurchase of common stock	(123)	—	—	—	—	(4,191)	(4,191)
Retirement of common stock	—	(1)	—	(4,190)	—	4,191	—
Cash dividends declared on Common stock ($0.10 per share)	—	—	—	(4,849)	—	—	(4,849)
Common stock issued at $31.65 per share	10	—	307	—	—	—	307
Balance, March 31, 2007	48,409	$484	$118,590	$534,597	$12,420	$—	$666,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months
	Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$17,290	$25,153
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(6)	(2)
Depreciation and amortization	7,078	6,495
Deferred income taxes	(507)	(961)
Noncash compensation related to stock plans	1,677	1,840
Loss in equity method investment	33	143
Excess tax benefit of options exercised	(431)	(894)
Provision for (recovery of) doubtful accounts	271	(80)
Minority interest	—	91
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(30,629)	(23,090)
Inventories	9,069	(10,745)
Trade accounts payable	11,396	6,739
Income taxes payable	8,504	14,816
Accrued profit sharing trust contributions	1,687	1,513
Accrued cash profit sharing and commissions	528	2,714
Other current assets	(3,471)	(3,527)
Accrued liabilities	(3,735)	(6,427)
Other long-term liabilities	(1,714)	(1,213)
Accrued workers’ compensation	—	50
Other noncurrent assets	1,737	27
Net cash provided by operating activities	18,777	12,642

Cash flows from investing activities
Capital expenditures	(14,164)	(9,502)
Acquisition of minority interest	—	(4,990)
Proceeds from sale of capital assets	20	27
Asset acquisitions	(327)	—
Net cash used in investing activities	(14,471)	(14,465)

Cash flows from financing activities
Line of credit borrowings	2,347	696
Repayment of debt and line of credit borrowings	(2)	(530)
Repurchase of common stock	(4,191)	—
Issuance of common stock	1,918	1,752
Excess tax benefit of options exercised	431	894
Dividends paid	(3,875)	(3,867)
Net cash used in financing activities	(3,372)	(1,055)

Effect of exchange rate changes on cash	77	1,250

Net increase (decrease) in cash and cash equivalents	1,011	(1,628)
Cash and cash equivalents at beginning of period	148,299	131,203
Cash and cash equivalents at end of period	$149,310	$129,575

Noncash activity during the period
Noncash capital expenditures	$1,438	$3,749
Dividends declared but not paid	$4,849	$3,870
Issuance of Company’s common stock for compensation	$307	$229
Noncash asset acquisition	$608	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.             Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries (the “Company”). Investments in 50% or less owned affiliates are generally accounted for using either cost or the equity method. The Company consolidates all variable interest entities (VIEs) where it is the primary beneficiary. There were no VIEs as of December 31, 2006, or March 31, 2007. All significant intercompany transactions have been eliminated.

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America have been condensed or omitted. These interim statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2006 Annual Report on Form 10-K (the “2006 Annual Report”).

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

The following is a reconciliation of basic net income (earnings) per share (“EPS”), to diluted EPS:

	Three Months Ended,			Three Months Ended,
(in thousands, except	March 31, 2007			March 31, 2006
per-share amounts)			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$17,290	48,414	$0.36	$25,153	48,378	$0.52

Effect of Dilutive Securities
Stock options	—	472	(0.01)	—	756	(0.01)

Diluted EPS
Income available to common stockholders	$17,290	48,886	$0.35	$25,153	49,134	$0.51

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three months ended March 31, 2007 and 2006, 1.1 million and 1.0 million shares subject to stock options were anti-dilutive, respectively.

Accounting for Stock-Based Compensation

The Company maintains two stock option plans under which it may grant incentive stock options and non-qualified stock options, although the Company has granted only non-qualified stock options under these plans. The Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”) is principally for the Company’s employees and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”) is for its independent directors. The Company generally grants options under each of the 1994 Plan and the 1995 Plan once each year. The exercise price per share under each option granted in February 2007 and January 2006 under the 1994 Plan equaled or exceeded the closing market price per share of the Company’s Common Stock as reported by the New York Stock Exchange for the date when the Company first publicly announced its financial results for 2006 and 2005, respectively. The exercise price per share under each option granted under the 1995 Plan is at the fair market value on the date specified in the 1995 Plan. Options vest and expire according to terms established at the grant date.

Under the 1994 Plan, no more than 16 million shares of the Company’s common stock may be sold (including shares already sold) pursuant to all options granted under the 1994 Plan. Under the 1995 Plan, no more than 320 thousand shares of common stock may be sold (including shares already sold) pursuant to all options granted under the 1995 Plan. Options granted under the 1994 Plan typically vest evenly over the requisite service period of four years and have a term of seven years. The vesting of options granted under the 1994 Plan will be accelerated if the grantee ceases to be employed after reaching age 60 or if there is a change in control of the Company. Options granted under the 1995 Plan are fully vested on the date of grant.

The following table represents the Company’s stock option activity for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Stock option expense recognized in operating expenses	$1,545	$1,776

Tax benefit of stock option expense in provision for income taxes	589	684

Stock option expense, net of tax	$956	$1,092

Fair value of shares vested	$1,468	$2,018

Proceeds to the Company from the exercise of stock options	$1,918	$1,752

Tax benefit from exercise of stock options	$363	$946

	At March 31,
	2007	2006

Stock option cost capitalized in inventory	$188	$242

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

Income Taxes

On January 1,  2007,  the Company adopted Financial Accounting Standards Board (“FASB”)  Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”  (“FIN 48”).  FIN 48  prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

As a result of the adoption of FIN 48, the Company recognized an adjustment to its January 1, 2007, opening retained earnings balance in the amount of $16 thousand.

At January 1, 2007, the Company had $7.5 million in unrecognized tax benefits, of which $1.8 million, if recognized, would favorably affect the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of the Company’s historical accounting policy. At January 1, 2007, the Company had accrued $1.0 million for the potential payment of interest, before income tax benefits.

There were no material changes to any of these amounts during the first quarter of 2007.

At January 1, 2007, the Company is subject to U.S. federal income tax examinations for the tax years 2003 through 2006. In addition, the Company is subject to state, local and foreign income tax examinations primarily for the tax years 2002 through 2006.

Presentation of Taxes Collected and Remitted to Governmental Authorities

During 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The Company presents taxes collected and remitted to governmental authorities on a net basis in the accompanying condensed consolidated statements of operations.

Recently Issued Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to choose to elect, at specified dates, to measure eligible financial instruments at fair value. Entities must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize up-front costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for companies that have also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.” Companies are prohibited from retrospectively applying SFAS No. 159 unless they choose to early adopt both SFAS No. 157 and SFAS No. 159.  SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company has not elected to early adopt SFAS 157 and SFAS 159. Management has not yet determined the effect, if any, on the Company’s financial statements for its fiscal year ending December 31, 2008.

2.             Trade Accounts Receivable, net

Trade accounts receivable consist of the following:

	At March 31,		At December 31,
(in thousands)	2007	2006	2006

Trade accounts receivable	$131,380	$129,610	$100,197
Allowance for doubtful accounts	(2,502)	(1,982)	(2,286)
Allowance for sales discounts and returns	(2,301)	(2,587)	(1,920)
	$126,577	$125,041	$95,991

3.             Inventories

Inventories consist of the following:

	At March 31,		At December 31,
(in thousands)	2007	2006	2006

Raw materials	$81,753	$65,131	$86,927
In-process products	20,778	26,778	24,209
Finished products	106,266	100,832	106,472
	$208,797	$192,741	$217,608

4.             Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:

	At March 31,		At December 31,
(in thousands)	2007	2006	2006

Land	$23,838	$21,589	$22,797
Buildings and site improvements	121,006	101,030	117,815
Leasehold improvements	2,832	5,977	2,805
Machinery and equipment	190,308	163,030	188,901
	337,984	291,626	332,318
Less accumulated depreciation and amortization	(161,607)	(141,252)	(155,167)
	176,377	150,374	177,151
Capital projects in progress	30,065	23,665	20,029
	$206,442	$174,039	$197,180

Included in property, plant and equipment at March 31, 2006, are land, buildings, building improvements and construction-in-progress of consolidated variable interest entities with a net book value of $4.0 million.

5.             Investments

Equity Method Investment

The Company has a 35% equity interest in Keymark Enterprises, LLC (“Keymark”), for which it accounts using the equity method. Keymark develops software that assists in the design and engineering of residential structures. The Company’s relationship with Keymark includes the specification of the Company’s products in the Keymark software. The Company has no obligation to make any additional future capital contributions, nor does it intend to provide additional funding, to Keymark. Due to equity losses through March 31, 2007, the carrying amount of the Company’s investment in Keymark has been written down to zero.

6.             Debt

Outstanding debt at March 31, 2007 and 2006, and December 31, 2006, and the available lines of credit at March 31, 2007, consisted of the following:

	Available	Debt Outstanding
	Credit at	at		at
	March 31,	March 31,		December 31,
(dollar amounts in thousands)	2007	2007	2006	2006

Revolving line of credit, interest at bank’s reference rate less 0.50% (at March 31, 2007, the bank’s reference rate less 0.50% was 7.75%), expires November 2008	$13,800	$—	$—	$—

Revolving term commitment, interest at bank’s prime rate less 0.50% (at March 31, 2007, the bank’s prime rate less 0.50% was 7.75%), expires October 2007	9,200	—	—	—

Revolving line of credit, interest at the bank’s base rate plus 2% (at March 31, 2007, the bank’s base rate plus 2% was 7.25%), expires October 2007	492	—	—	—

Revolving lines of credit, interest rates between 4.4948% and 5.60%	1,886	2,363	705	—

Term loan, interest at 7.70%, collateralized by real estate, repaid June 2006	—	—	1,932	—

Term loan, interest at LIBOR plus 1.375% (at March 31, 2007, LIBOR plus 1.375% was 6.735%), matures May 2008	—	450	750	450

Term loans, interest rates between 4.00% and 5.00%, expirations between 2011 and 2018	—	215	222	215
	25,378	3,028	3,609	665
Less line of credit and current portion of long-term debt		(2,691)	(2,966)	(327)
Long-term debt, net of current portion		$337	$643	$338
Available credit	$25,378

7.             Commitments and Contingencies

Note 9 to the consolidated financial statements in the 2006 Annual Report provides information concerning commitments and contingencies. From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The resolution of claims and litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

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

Black-Scholes option pricing model assumptions for options granted in 2007 and 2006 are as follows:

Number		Risk							Weighted
of options		free							average
granted	Grant	interest	Dividend	Expected		Exercise			fair
(in thousands)	Date	rate	yield	life	Volatility	Price Range			value
1994 Plan
123	02/02/07	4.84%	1.19%	5.9 years	29.0%			$33.62	$11.11
1	05/30/06	4.97%	0.90%	6.3 years	27.2%			$35.75	$12.25
489	01/26/06	4.46%	0.79%	6.3 years	27.2%	$40.72	to	$44.79	$13.68

1995 Plan
5	02/15/06	4.46%	0.81%	6.3 years	27.2%			$39.27	$13.14

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2007:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value *
Non-Qualified Stock Options	(in thousands)	Price	Life	(in thousands)

Outstanding at January 1, 2007	2,837	$27.03
Granted	123	33.62
Exercised	(110)	17.40
Forfeited	(20)	34.64
Outstanding at March 31, 2007	2,830	$27.64	4.1	$16,158
Exercisable at March 31, 2007	1,927	$24.36	3.6	$14,967

*                 The intrinsic value represents the amount by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $30.84 on March 31, 2007.

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006, was $1.7 million and $2.9 million, respectively.

A summary of the status of unvested options as of March 31, 2007, and changes during the three months ended March 31, 2007, are presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Options	(in thousands)	Fair Value

Unvested at January 1, 2007	1,029	$11.51
Granted	123	11.11
Vested	(229)	9.78
Forfeited	(20)	11.74
Unvested at March 31, 2007	903	$11.89

As of March 31, 2007, $9.7 million of total unrecognized compensation cost was related to unvested share-based compensation arrangements granted under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 2.3 years. Options granted under the 1995 Plan are fully vested and are expensed on the date of grant.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended
	March 31,
(in thousands)	2007	2006
Net Sales
Connector products	$179,470	$195,766
Venting products	13,685	19,892
Total	$193,155	$215,658

Income from Operations
Connector products	$29,013	$40,596
Venting products	(1,943)	74
Administrative and all other	(500)	(382)
Total	$26,570	$40,288

			At
	At March 31,		December 31,
	2007	2006	2006
Total Assets
Connector products	$538,432	$493,173	$509,705
Venting products	75,195	67,063	80,143
Administrative and all other	162,729	137,796	145,486
Total	$776,356	$698,032	$735,334

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent and short-term investment balances in the “Administrative and all other” segment were $140.2 million, $121.9 million, and $130.7 million, as of March 31, 2007 and 2006, and December 31, 2006, respectively.

10.           Consolidation of Variable Interest Entities

The Company previously leased two facilities from related-party partnerships whose primary purpose was to own and lease these two properties to the Company. The partnerships did not have any other significant assets. These partnerships were considered variable interest entities under FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities (revised December 2003)—an Interpretation of ARB No. 51” (“FIN 46(R)”). Although the Company did not have direct ownership interests in the partnerships, it was required to consolidate the partnerships, as it was considered the primary beneficiary as interpreted by FIN 46(R). The Company became the primary beneficiary when it agreed to a fixed price purchase option for the properties owned by the related-party partnerships. The Company purchased the two facilities in 2006.

The real estate owned by the partnerships consisted of land, buildings and building improvements, which were pledged as collateral for mortgages under which the lender had no recourse to the Company. The Company had no off-balance sheet arrangements at March 31, 2007.

Noncash consolidation of the assets and liabilities of the variable interest entities at March 31, 2006, consisted of the following:

At March 31,
(in thousands)	2006
Assets
Cash	$80
Land	1,162
Buildings and site improvements, net of depreciation	2,965
Capital projects in progress	(100)
Other noncurrent assets	(47)

Liabilities
Current portion of long term debt	$1,932

Minority interest	$2,128

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

11.           Lease Termination

In May 2006, the Company relocated its home office from a leased facility in Dublin, California, to the facility in Pleasanton, California, which it purchased in August 2005. In June 2006, the Company ceased using the leased facility in Dublin, California. As a result of this move, the Company recorded a lease termination expense of $1.2 million, in June 2006, representing the fair value of the remaining rent obligation, reduced by the estimated sublease rentals that the Company believed could reasonably be obtained for the facility. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. Estimates for the liability balance are based on the status of the Company’s efforts to lease vacant office space, including a review of real estate market conditions, projections for sublease income and sublease commencement assumptions. Lease termination charges are reflected in general and administrative expenses in the Company’s condensed consolidated statements of operations.

The following table provides the liability balances and activities of the Company’s lease termination reserve for the three months ended March 31, 2007:

(in thousands)
Balance at December 31, 2006	$777
Additional provision	85
Cash payments	(282)
Balance at March 31, 2007	$580

Remaining cash expenditures associated with the lease termination are expected to be paid over the remaining lease term, which concludes in October 2007. Based on the Company’s assumptions as of March 31, 2007, the Company expected its lease payments, net of expected sublease income, to result in a total cash outlay of $0.6 million. Substantially all of the lease termination charge is associated with the connector products segment.

During the quarter-ended March 31, 2007, the Company was not successful in subleasing the facility and has reversed the expected sublease income for the quarter, resulting in an additional expense of $74 thousand.

12.           Subsequent Events

In April 2007, the Company’s Board of Directors declared a dividend of $0.10 per share, estimated to total $4.8 million, to be paid on July 26, 2007, to stockholders of record on July 6, 2007.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 2007 and 2006. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended March 31, 2007, Compared with the Three Months Ended March 31, 2006

Net sales decreased 10.4% to $193.2 million in the first quarter of 2007 as compared to net sales of $215.7 million for the first quarter of 2006. Net income decreased 31.3% to $17.3 million for the first quarter of 2007 as compared to net income of $25.2 million for the first quarter of 2006. Diluted net income per common share was $0.35 for the first quarter of 2007 as compared to $0.51 for the first quarter of 2006.

In the first quarter of 2007, sales declined throughout all regions of the United States except for California, which was up slightly. Sales in continental Europe and the United Kingdom increased significantly during the quarter. Simpson Strong-Tie’s first quarter sales decreased 8.3% from the same quarter last year, while Simpson Dura-Vent’s sales decreased 31.2%. Sales to dealer and contractor distributors had the largest percentage rate decreases reflecting slower homebuilding activity while sales to homecenters increased. Sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction, except for the Strong-Wall product line which increased slightly. Sales of all of Simpson Dura-Vent’s product lines decreased as a result of several factors, including the decline in new home construction.

Income from operations decreased 34.0% from $40.3 million in the first quarter of 2006 to $26.6 million in the first quarter of 2007, while gross margins decreased from 39.8% in the first quarter of 2006 to 37.1% in the first quarter of 2007. The decrease in gross margins was primarily due to a higher proportion of fixed overhead costs resulting primarily from the lower sales volume. The steel market continues to be dynamic with a high degree of uncertainty, and steel prices have continued to increase. Since December 31, 2006, total inventories have declined 4.0%. If steel prices increase and the Company is not able to increase its prices sufficiently, the Company’s margins could further deteriorate.

Selling expenses increased 4.0% from $17.5 million in the first quarter of 2006 to $18.2 million in the first quarter of 2007. The increase was driven primarily by a $1.0 million increase in expenses associated with sales and marketing personnel. General and administrative expenses decreased 6.4% from $23.1 million in the first quarter of 2006 to $21.6 million in the first quarter of 2007. The decrease was primarily due to a reduction in cash profit sharing included in administrative expenses totaling $3.2 million, partially offset by an increase in professional services fees and other personnel costs totaling to $0.9 million. The effective tax rate was 38.1% in the first quarter of 2007, down from 38.5% in the first quarter of 2006.

Liquidity and Sources of Capital

As of March 31, 2007, working capital was $402.6 million as compared to $356.3 million at March 31, 2006, and $399.1 million at December 31, 2006. The small increase in working capital from December 31, 2006, was primarily due to an increase in net trade accounts receivable of $30.6 million and a decrease of accrued liabilities of $2.6 million. Net trade accounts receivable increased 32% from December 31, 2006, primarily due to the higher sales levels in the first quarter of 2007 compared to the fourth quarter of 2006. Offsetting this increase in working capital were increases in trade accounts payable of $13.0 million and income taxes payable of $6.0 million and decreased inventories of $8.8 million. Raw materials and in-process and finished goods decreased 6% and 3%, respectively, from December 31, 2006. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts, none of which was individually material. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $17.3 million and noncash expenses, primarily depreciation, amortization and stock-based compensation charges totaling $8.8 million, resulted in net cash provided by operating activities of $18.8 million. As of March 31, 2007, the Company had unused credit facilities available of $25.4 million.

The Company used $14.5 million in its investing activities, mostly for capital expenditures, primarily for facilities or improvements in Vacaville and Stockton, California, and Maple Ridge, British Columbia, as well as for machinery and equipment for various facilities throughout the United States. The Company estimates its capital spending will be approximately $45.0 million for the remainder of 2007.

In February 2007, the Company purchased a facility it had been leasing in Maple Ridge, British Columbia, for $4.0 million.

The Company vacated its original facility in McKinney, Texas, and has listed it for sale, but the Company cannot estimate when it will be sold or the proceeds of such a sale. The Company has performed an analysis of the valuation of this property and does not believe that the asset is impaired at this time, although conditions may change in the future. The Company expects to vacate its San Leandro, California, facility in the second quarter of 2007 and move its operations there into the newly expanded facility in Stockton, California. The Company is negotiating with a potential buyer of the San Leandro facility, but cannot assure that it will reach an agreement with the buyer.

The Company’s financing activities used net cash of $3.4 million. Uses of cash for financing activities were primarily from the repurchase of the Company’s common stock totaling $4.2 million and the payment of a cash dividend in the amount of $3.9 million. Cash provided by financing activities were primarily from borrowings on the Company’s credit lines of its European subsidiaries of approximately $2.3 million and the issuance of the Company’s common stock through the exercise of stock options totaling $1.9 million. In April 2007, the Company’s Board of Directors declared a cash dividend of $0.10 per share, a total of $4.8 million, to be paid on July 26, 2007, to stockholders of record on July 6, 2007.

As discussed above, in February 2007, the Company completed the purchase of 122,500 shares of its Common Stock for a weighted average price of $34.22 per share. The total cost of the transaction was $4.2 million and was part of the $50.0 million that the Company’s Board of Directors authorized in February 2007. The number of shares repurchased was the same as the number of shares that were subject to stock options granted in 2007.

The Company believes that cash generated by operations and borrowings available under its existing credit agreements will be sufficient for the Company’s working capital needs and planned capital expenditures over the next 12 months. Depending on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing.

At March 31, 2007, the Company’s expected payment for contractual obligations now includes $8.1 million of gross liability for uncertain tax positions associated with the adoption of FIN 48, although the Company cannot estimate the timing of cash settlement of this liability. This amount does not include any amount receivable that may arise from the settlement of the Company’s uncertain tax positions.

There have been no other material changes to the contractual obligation table represented in Item 7 of the Company’s 2006 Annual Report on Form 10-K (available at www.simpsonmfg.com/docs/10K-2006.pdf or www.sec.gov), which provides information concerning the Company’s commitments and obligations at December 31, 2006.

The Company believes that the effect of inflation on the Company has not been material in recent years, as general inflation rates have remained relatively low. The Company’s main raw material, however, is steel, and increases in steel prices adversely affect the Company’s gross margins if it cannot recover the higher costs through price increases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has no variable interest-rate debt investments.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to the Company’s operations taken as a whole. The translation adjustment resulted in an increase in accumulated other comprehensive income of $0.9 million for the three months ended March 31, 2007, primarily due to the effect of the weakening of the U.S. dollar in relation to the Canadian dollar and the European currencies during the first three months of 2007.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2007, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2007, the Company made no changes to its internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors

We are affected by risks specific to us, as well as risks that affect all businesses operating in global markets.  Some of the significant factors that could materially adversely affect our business, financial condition and operating results appear in Item 1A of our most recent Annual Report on Form 10-K (available at www.simpsonmfg.com/docs/10K-2006.pdf or www.sec.gov), but we have added the following additional risk factors:

Our international operations may be materially and adversely affected by factors beyond our control.

Economic, social and political conditions, laws, practices and customs vary widely among the countries where we sell our products. Our operations outside of the U.S. are subject to a number of risks and potential costs, including, for example, lower profit margins, less protection of intellectual property and economic, political and social uncertainty in some countries, especially in emerging markets. Our sales and profits depend, in part, on our ability to develop and implement policies and strategies that effectively anticipate and manage these and other risks in the countries where we do business. These and other risks may have a material adverse effect on our operations in any particular country and on our business as a whole. Inflation in emerging markets also makes our products more expensive there and increases the credit risks to which we are exposed.

Our international operations depend on our successful management of our non-U.S. subsidiaries.

We conduct most of our international business through wholly owned subsidiaries. Managing distant subsidiaries and fully integrating them into our business is challenging. We cannot directly supervise every aspect of the operations of our subsidiaries operating outside the U.S. As a result, we rely on local managers and staff. Cultural factors and language differences can result in misunderstandings among internationally dispersed personnel. The risk that unauthorized conduct may go undetected may be greater in non-U.S. subsidiaries. These problems could adversely affect our sales and profits.

If we fail to keep pace with advances in our industry or fail to persuade customers to adopt new products we introduce, customers may not buy our products, which would adversely affect our sales and profits.

Constant development of new technologies and techniques, frequent new product introductions and strong price competition characterize the construction industry. The first company to introduce a new product or technique to market gains a competitive advantage. Our future growth depends, in part, on our ability to develop products that are more effective, safer, or incorporate emerging technologies better than our competitors’ products. Sales of our existing products may decline rapidly if a competitor were to introduce superior products, or even if we announce a new product of our own. If we fail to make sufficient investments in research and development or if we focus on technologies that do not lead to better products, our current and planned products could be surpassed by more effective or advanced products. If we fail to manufacture our products economically and market them successfully, our sales and profits would be materially and adversely affected.

Changes in accounting standards could materially and adversely affect our financial results.

The accounting rules applicable to public companies are subject to frequent revision. Future changes in accounting standards could require us to change the way we calculate income, expense or balance sheet data, which could result in material and adverse change to our reported results of operations or financial condition.

Global warming could materially and adversely affect our business.

Scientific reports indicate that, as a result of human activity –

•                  temperatures around the world have been increasing and are likely to continue to increase as a result of increasing atmospheric concentrations of carbon dioxide and other carbon compounds,

•                  the frequency and severity of storms, and flooding, are likely to increase,

•                  severe weather is likely to occur in places where the climate has historically been more mild, and

•                  average sea levels have risen and are likely to rise more, threatening worldwide coastal development.

We cannot predict the effects that these phenomena may have on our business. They might, for example —

•                  depress or reverse economic development,

•                  reduce the demand for construction,

•                  increase the cost and reduce the availability of insurance covering damage from natural disasters,

•                  destroy forests, increasing the cost and reducing the availability of wood products used in construction,

•                  increase the cost of capital, and

•                  lead to new laws and regulations that increase our expenses and reduce our sales.

Any of these consequences, and other consequences of global warming that we do not foresee, could materially and adversely affect our sales, profits and financial condition.

We are subject to international tax laws that could affect our financial results.

We conduct international operations through our subsidiaries. Tax laws affecting international operations are complex and subject to change. Our income tax liabilities in the different countries where we operate depend in part on internal settlement prices and administrative charges among us and our subsidiaries. These arrangements require us to make judgments with which tax authorities may disagree. Tax authorities may impose additional taxes, penalties and interest on us. In addition, transactions that we have arranged in light of current tax rules could have material and adverse consequences if tax rules change.

If we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

We depend on information technology networks and systems, including the Internet, to process, transmit and store electronic information. We depend on our information technology infrastructure for electronic communications among our locations around the world and between our personnel and our subsidiaries, customers and suppliers. Security breaches of this infrastructure could create system disruptions, shutdowns or unauthorized disclosure of confidential information. Security breaches could disrupt our operations, and we could suffer financial damage or loss because of lost or misappropriated information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2007, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from December 2005. The authorization will remain in effect through the end of 2007. The following table presents the monthly purchases by the Company during the first quarter of 2007:

(d)
Maximum Number
			(c)	(or Approximate
	(a)		Total Number	Dollar Value) of
	Total	(b)	of Shares Purchased	Shares that May Yet
	Number of	Average	as Part of Publicly	Be Purchased under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs

February 2007	122,500	$34.22	122,500	$45.8 million

Total	122,500

Dividends are determined by the Company’s Board of Directors, based on the Company’s net income, cash flow, financial condition and other factors deemed relevant by the Board of Directors. In addition, existing loan agreements require the Company to maintain tangible net worth of $450.0 million plus 50% of net profit after taxes for each fiscal year. This requirement may limit the amount that the Company may pay as dividends on its common stock. As of March 31, 2007, the Company had $150.5 million available for the payment of dividends under these loan agreements.

Item 6. Exhibits.

31.                     Rule 13a-14(a)/15d-14(a) Certifications.

32.                     Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 10, 2007	By	/s/Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
(principal accounting and financial officer)