Form 10-Q
period 2007-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2007-08-08
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

or

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

(925) 560-9000
(Registrant’s telephone number, including area code)

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

Large accelerated filer  ☒              Accelerated filer  ☐              Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

The number of shares of the Registrant’s common stock outstanding as of June 30, 2007:      48,455,528

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	June 30,		December 31,
	2007	2006	2006
ASSETS
Current assets
Cash and cash equivalents	$177,166	$94,021	$148,299
Trade accounts receivable, net	145,388	154,682	95,991
Inventories	210,253	218,271	217,608
Deferred income taxes	12,092	11,578	11,216
Assets held for sale	9,671	—	—
Other current assets	6,730	6,115	6,224
Total current assets	561,300	484,667	479,338

Property, plant and equipment, net	199,249	180,569	197,180
Goodwill	45,917	43,985	44,337
Equity method investment	59	—	33
Other noncurrent assets	22,333	15,317	14,446
Total assets	$828,858	$724,538	$735,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and current portion of long-term debt	$5,942	$503	$327
Trade accounts payable	47,791	51,651	22,909
Accrued liabilities	38,558	35,676	36,874
Income taxes payable	8,542	5,922	—
Accrued profit sharing trust contributions	4,724	4,359	8,616
Accrued cash profit sharing and commissions	14,014	16,830	7,817
Accrued workers’ compensation	3,448	3,312	3,712
Total current liabilities	123,019	118,253	80,255

Long-term debt, net of current portion	—	491	338
Other long-term liabilities	9,483	1,514	1,866
Total liabilities	132,502	120,258	82,459

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, at par value	485	481	484
Additional paid-in capital	121,025	105,029	114,535
Retained earnings	558,075	488,283	526,362
Accumulated other comprehensive income	16,771	10,487	11,494
Total stockholders’ equity	696,356	604,280	652,875
Total liabilities and stockholders’ equity	$828,858	$724,538	$735,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands except per-share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$231,288	$241,232	$424,442	$456,890
Cost of sales	137,925	139,717	259,457	269,456
Gross profit	93,363	101,515	164,985	187,434

Operating expenses (income):
Research and development and other engineering	5,463	5,747	10,723	10,806
Selling	20,053	18,693	38,207	36,151
General and administrative	24,332	26,559	45,975	49,675
Loss (gain) on sale of assets	(86)	115	(92)	113
	49,762	51,114	94,813	96,745

Income from operations	43,601	50,401	70,172	90,689

Income (loss) in equity method investment, before tax	59	15	26	(129)
Interest income, net	1,424	891	2,797	1,779

Income before income taxes	45,084	51,307	72,995	92,339

Provision for income taxes	16,767	19,658	27,387	35,446
Minority interest	—	75	—	166

Net income	$28,317	$31,574	$45,608	$56,727

Net income per common share
Basic	$0.58	$0.65	$0.94	$1.17
Diluted	$0.58	$0.64	$0.93	$1.15

Cash dividends declared per common share	$0.10	$0.08	$0.20	$0.16

Number of shares outstanding
Basic	48,432	48,383	48,424	48,417
Diluted	48,902	49,082	48,894	49,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
for the six months ended June 30, 2006 and 2007 and December 31, 2006
(In thousands except per-share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income	Stock	Total
Balance, January 1, 2006	48,322	$483	$94,398	$456,474	$6,774	$—	$558,129
Comprehensive income:
Net income	—	—	—	56,727	—	—	56,727
Other comprehensive income:
Translation adjustment, net of tax of $57	—	—	—	—	3,713	—	3,713
Comprehensive income						—	60,440
Options exercised	280	3	4,562	—	—	—	4,565
Stock compensation	—	—	3,835	—	—	—	3,835
Tax benefit of options exercised	—	—	2,005	—	—	—	2,005
Cash dividends declared on Common stock ($0.16 per share)	—	—	—	(7,757)	—	—	(7,757)
Common stock issued at $36.35 per share	6	—	229	—	—	—	229
Repurchase of common stock	(500)	—	—	—	—	(17,166)	(17,166)
Retirement of common stock	—	(5)	—	(17,161)	—	17,166	—
Balance, June 30, 2006	48,108	481	105,029	488,283	10,487	—	604,280
Comprehensive income:
Net income	—	—	—	45,769	—	—	45,769
Other comprehensive income:
Translation adjustment, net of tax of $207	—	—	—	—	1,007	—	1,007
Comprehensive income							46,776
Options exercised	304	3	4,379	—	—	—	4,382
Stock compensation	—	—	3,783	—	—	—	3,783
Tax benefit of options exercised	—	—	1,344	—	—	—	1,344
Cash dividends declared on common stock ($0.16 per share)	—	—	—	(7,690)	—	—	(7,690)
Balance, December 31, 2006	48,412	484	114,535	526,362	11,494	—	652,875
Cumulative effect due to adoption of FIN 48	—	—	—	(16)	—	—	(16)
Balance, January 1, 2007	48,412	484	114,535	526,346	11,494	—	652,859
Comprehensive income:
Net income	—	—	—	45,608	—	—	45,608
Other comprehensive income:
Translation adjustment, net of tax of $83	—	—	—	—	5,277	—	5,277
Comprehensive income							50,885
Options exercised	157	2	2,926	—	—	—	2,928
Stock compensation	—	—	2,873	—	—	—	2,873
Tax benefit of options exercised	—	—	384	—	—	—	384
Repurchase of common stock	(123)	—	—	—	—	(4,191)	(4,191)
Retirement of common stock	—	(1)	—	(4,190)	—	4,191	—
Cash dividends declared on Common stock ($0.20 per share)	—	—	—	(9,689)	—	—	(9,689)
Common stock issued at $31.65 per share	10	—	307	—	—	—	307
Balance, June 30, 2007	48,456	$485	$121,025	$558,075	$16,771	$—	$696,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$45,608	$56,727
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of assets	(92)	113
Depreciation and amortization	14,883	12,826
Deferred income taxes	(2,550)	(2,150)
Noncash compensation related to stock plans	3,164	3,765
Loss (income) in equity method investment	(26)	129
Excess tax benefit of options exercised	(500)	(1,841)
Provision for doubtful accounts	369	79
Provision for obsolete inventory	1,022	—
Minority interest	—	166
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(48,761)	(52,044)
Inventories	7,899	(35,234)
Trade accounts payable	24,543	19,056
Income taxes payable	11,044	10,562
Accrued profit sharing trust contributions	(3,939)	(3,384)
Accrued cash profit sharing and commissions	6,174	6,589
Other current assets	(2,413)	(2,733)
Accrued liabilities	518	210
Other long-term liabilities	(946)	211
Accrued workers’ compensation	(264)	50
Other noncurrent assets	1,429	47
Net cash provided by operating activities	57,162	13,144

Cash flows from investing activities
Capital expenditures	(25,178)	(22,560)
Acquisition of minority interest	—	(9,135)
Proceeds from sale of capital assets	544	32
Distributions from equity investments	—	114
Asset acquisitions	(331)	—
Net cash used in investing activities	(24,965)	(31,549)

Cash flows from financing activities
Line of credit borrowings	5,859	709
Repayment of debt and line of credit borrowings	(668)	(1,232)
Repurchase of common stock	(4,191)	(17,166)
Issuance of common stock	2,928	4,565
Excess tax benefit of options exercised	500	1,841
Dividends paid	(8,716)	(7,742)
Net cash used in financing activities	(4,288)	(19,025)

Effect of exchange rate changes on cash	958	248

Net increase (decrease) in cash and cash equivalents	28,867	(37,182)
Cash and cash equivalents at beginning of period	148,299	131,203
Cash and cash equivalents at end of period	$177,166	$94,021

Noncash activity during the period
Noncash capital expenditures	$108	$2,487
Dividends declared but not paid	$4,840	3,887
Issuance of Company’s common stock for compensation	$307	$229
Noncash asset acquisition	$608	$—

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

The following is a reconciliation of basic net income (earnings) per share (“EPS”), to diluted EPS:

	Three Months Ended, June 30, 2007			Three Months Ended, June 30, 2006
(in thousands, except per-share amounts)	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Income available to common stockholders	$28,317	48,432	$0.58	$31,574	48,383	$0.65

Effect of Dilutive Securities
Stock options	—	470	—	—	699	(0.01)

Diluted EPS
Income available to common stockholders	$28,317	48,902	$0.58	$31,574	49,082	$0.64

	Six Months Ended,			Six Months Ended,
	June 30, 2007			June 30, 2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$45,608	48,424	$0.94	$56,727	48,417	$1.17

Effect of Dilutive Securities
Stock options	—	470	(0.01)	—	728	(0.02)

Diluted EPS
Income available to common stockholders	$45,608	48,894	$0.93	$56,727	49,145	$1.15

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three and six months ended June 30, 2007 and 2006, 1.1 million and 1.0 million shares subject to stock options were anti-dilutive, respectively.

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

The following table represents the Company’s stock option activity for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Stock option expense recognized in operating expenses	$1,418	$1,778	$2,963	$3,554

Tax benefit of stock option expense in provision for income taxes	528	681	1,111	1,364

Stock option expense, net of tax	$890	$1,097	$1,852	$2,190

Fair value of shares vested	$1,405	$1,817	$2,873	$3,835

Proceeds to the Company from the exercise of stock options	$1,010	$2,813	$2,928	$4,565

Tax benefit from exercise of stock options	$21	$1,059	$384	$2,005

	At June 30,
	2007	2006
Stock option cost capitalized in inventory	$175	$281

The amounts included in cost of sales, research and development and other engineering, selling, or general and administrative expenses depend on the job functions performed by the employees to whom the stock options were granted. Shares of common stock issued on exercise of stock options under the plans are registered under the Securities Act of 1933.

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

At January 1, 2007, the Company had $7.5 million in unrecognized tax benefits, of which $1.8 million, if recognized, would favorably affect the effective tax rate. At June 30, 2007, the Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of the Company’s historical accounting policy. At January 1, 2007, the Company had accrued $1.0 million for the potential payment of interest, before income tax benefits.

There were no material changes to any of these amounts during the first six months of 2007.

At January 1, 2007, the Company was subject to U.S. federal income tax examinations for the tax years 2003 through 2006. In addition, the Company was subject to state, local and foreign income tax examinations primarily for the tax years 2002 through 2006.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has not yet determined the effect, if any, on the Company’s financial statements for its fiscal year ending December 31, 2008, or the fiscal quarters within that year. SFAS No. 157 will be applied prospectively as of January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to choose to elect, at specified dates, to measure eligible financial instruments at fair value. Entities must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize up-front costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for companies that have also elected to apply the provisions of SFAS No. 157. Companies are prohibited from retrospectively applying SFAS No. 159 unless they choose to early adopt both SFAS No. 157 and SFAS No. 159.  SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company has not elected to early adopt SFAS No. 157 and SFAS No. 159. Management has not yet determined the effect, if any, on the Company’s financial statements for its fiscal year ending December 31, 2008.

2.             Trade Accounts Receivable, net

Trade accounts receivable consist of the following:

	At June 30,		At December 31,
(in thousands)	2007	2006	2006
Trade accounts receivable	$151,166	$159,893	$100,197
Allowance for doubtful accounts	(2,614)	(2,154)	(2,286)
Allowance for sales discounts and returns	(3,164)	(3,057)	(1,920)
	$145,388	$154,682	$95,991

3.             Inventories

Inventories consist of the following:

	At June 30,		At December 31,
(in thousands)	2007	2006	2006
Raw materials	$82,503	$84,713	$86,927
In-process products	20,266	26,449	24,209
Finished products	107,484	107,109	106,472
	$210,253	$218,271	$217,608

4.             Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:

	At June 30,		At December 31,
(in thousands)	2007	2006	2006
Land	$20,066	$21,482	$22,797
Buildings and site improvements	111,836	109,755	117,815
Leasehold improvements	3,989	4,402	2,805
Machinery and equipment	195,714	170,107	188,901
	331,605	305,746	332,318
Less accumulated depreciation and amortization	(165,687)	(146,103)	(155,167)
	165,918	159,643	177,151
Capital projects in progress	33,331	20,926	20,029
	$199,249	$180,569	$197,180

The Company has classified its facility in San Leandro, California, and its vacant warehouse in McKinney, Texas, as assets held for sale and has entered into agreements to sell these facilities. The Company believes that the sales of these facilities will be completed in the third quarter of 2007 for total proceeds of $16.2 million. These facilities, associated with the connector segment, have a combined carrying amount of $9.7 million at June 30, 2007.

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

6.             Debt

Outstanding debt at June 30, 2007 and 2006, and December 31, 2006, and the available lines of credit at June 30, 2007, consisted of the following:

	Available	Debt Outstanding
	Credit at	at		at
	June 30,	June 30,		December 31,
(dollar amounts in thousands)	2007	2007	2006	2006

Revolving line of credit, interest at bank’s reference rate less 0.50% (at June 30, 2007, the bank’s reference rate less 0.50% was 7.75%), expires November 2008	$13,800	$—	$—	$—

Revolving term commitment, interest at bank’s prime rate less 0.50% (at June 30, 2007, the bank’s prime rate less 0.50% was 7.75%), expires October 2007	9,200	—	—	—

Revolving line of credit, interest at the bank’s base rate plus 2% (at June 30, 2007, the bank’s base rate plus 2% was 7.50%), expires October 2007	502	—	—	—

Revolving lines of credit, interest rates between 4.50% and 5.60%	1,100	5,942	173	—

Term loan, interest at LIBOR plus 1.375% (at June 30, 2007, LIBOR plus 1.375% was 6.735%), repaid June 2007	—	—	600	450

Term loans, interest rates between 4.00% and 5.00%, repaid May 2007	—	—	221	215
	24,602	5,942	994	665
Less line of credit and current portion of long-term debt		(5,942)	(503)	(327)
Long-term debt, net of current portion		$—	$491	$338
Available credit	$24,602

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

Black-Scholes option pricing model assumptions for options granted in 2007 and 2006 are as follows:

		Risk							Weighted
Number		free							average
of options	Grant	interest	Dividend	Expected		Exercise			fair
granted	Date	rate	yield	life	Volatility	Price Range			value
(in thousands)

1994 Plan
123	02/02/07	4.84%	1.19%	5.9 years	29.0%			$33.62	$11.11
1	05/30/06	4.97%	0.90%	6.3 years	27.2%			$35.75	$12.25
489	01/26/06	4.46%	0.79%	6.3 years	27.2%	$40.72	to	$44.79	$13.68

1995 Plan
5	02/15/06	4.46%	0.81%	6.3 years	27.2%			$39.27	$13.14

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2007:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Non-Qualified Stock Options	Shares	Exercise Price	Life	Value *
	(in thousands)			(in thousands)

Outstanding at January 1, 2007	2,837	$27.03
Granted	123	33.62
Exercised	(157)	18.73
Forfeited	(28)	35.32
Outstanding at June 30, 2007	2,775	$27.70	3.9	$20,670
Exercisable at June 30, 2007	1,998	$24.82	3.4	$19,305

*  The intrinsic value represents the amount by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $33.74 on June 30, 2007.

The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006, was $2.2 million and $6.4 million, respectively.

A summary of the status of unvested options as of June 30, 2007, and changes during the six months ended June 30, 2007, are presented below:

		Weighted-
		Average
		Grant-Date
Unvested Options	Shares	Fair Value
	(in thousands)

Unvested at January 1, 2007	1,029	$11.51
Granted	123	11.11
Vested	(346)	10.21
Forfeited	(28)	11.98
Unvested at June 30, 2007	778	$12.01

As of June 30, 2007, $8.3 million of total unrecognized compensation cost was related to unvested share-based compensation arrangements granted under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 2.1 years. Options granted under the 1995 Plan are fully vested and are expensed on the date of grant.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Net Sales
Connector products	$216,204	$217,398	$395,672	$413,163
Venting products	15,084	23,834	28,770	43,727
Total	$231,288	$241,232	$424,442	$456,890

Income from Operations
Connector products	$44,286	$48,208	$73,304	$88,689
Venting products	(788)	2,350	(2,727)	2,508
Administrative and all other	103	(157)	(405)	(508)
Total	$43,601	$50,401	$70,172	$90,689

			At
	At June 30,		December 31,
	2007	2006	2006

Total Assets
Connector products	$560,395	$542,711	$509,705
Venting products	80,095	82,129	80,143
Administrative and all other	188,368	99,698	145,486
Total	$828,858	$724,538	$735,334

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $166.5 million, $85.6 million, and $130.7 million, as of June 30, 2007 and 2006, and December 31, 2006, respectively.

10.           Lease Termination

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

The following table provides the liability balances and activities of the Company’s lease termination reserve for the six months ended June 30, 2007:

(in thousands)
Balance at December 31, 2006	$777
Additional provision	265
Cash payments	(599)
Balance at June 30, 2007	$443

Remaining cash expenditures associated with the lease termination are expected to be paid over the remaining lease term, which concludes in October 2007. Based on the Company’s assumptions as of June 30, 2007, the Company expects its lease payments to result in a total cash outlay of $0.4 million. Substantially all of the lease termination charge is associated with the connector products segment.

During the quarter-ended June 30, 2007, the Company was not successful in subleasing the facility and has reversed the expected sublease income for the remaining lease term, resulting in an additional expense of $174 thousand.

11.           Subsequent Events

In July 2007, the Company’s Board of Directors declared a cash dividend of $0.10 per share, estimated to total $4.9 million, to be paid on October 25, 2007, to stockholders of record on October 4, 2007.

In July 2007, the Company’s subsidiary, Simpson Strong-Tie Company Inc., purchased all of the stock of Swan Secure Products, Inc. (“Swan Secure”) for $43.5 million in cash (subject to post-closing adjustments). Swan Secure is a manufacturer and distributor or fasteners, largely stainless steel, and its products are marketed throughout the United States.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and six months ended June 30, 2007 and 2006. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended June 30, 2007, Compared
with the Three Months Ended June 30, 2006

Net sales decreased 4.1% to $231.3 million in the second quarter of 2007 as compared to net sales of $241.2 million for the second quarter of 2006. Net income decreased 10.3% to $28.3 million for the second quarter of 2007 as compared to net income of $31.6 million for the second quarter of 2006. Diluted net income per common share was $0.58 for the second quarter of 2007 as compared to $0.64 for the second quarter of 2006.

In the second quarter of 2007, sales declined throughout all regions of the United States. The decline was sharpest in the southeastern and midwestern regions. Sales in continental Europe, the United Kingdom and Canada increased significantly during the quarter. Simpson Strong-Tie’s second quarter sales decreased 0.6% from the same quarter last year, while Simpson Dura-Vent’s sales decreased 36.7%. Sales to homecenters had the largest percentage rate decrease. Sales decreased across most of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of all of Simpson Dura-Vent’s product lines decreased as a result of several factors, including the decline in new home construction.

Income from operations decreased 13.5% from $50.4 million in the second quarter of 2006 to $43.6 million in the second quarter of 2007, while gross margins decreased from 42.1% in the second quarter of 2006 to 40.4% in the second quarter of 2007. The decrease in gross margins was primarily due to higher manufacturing costs and a higher proportion of fixed overhead costs resulting primarily from the lower sales volume. The steel market continues to be dynamic with a high degree of uncertainty. Since December 31, 2006, total inventories have declined 3.4%. If steel prices increase and the Company is not able to increase its prices sufficiently, the Company’s margins could further deteriorate.

Selling expenses increased 7.3% from $18.7 million in the second quarter of 2006 to $20.1 million in the second quarter of 2007. The increase was driven primarily by a $1.3 million increase in expenses associated with sales and marketing personnel and a charge of $0.6 million related to a donation of cash and product (expensed at cost) to Habitat for Humanity International, Inc., partially offset by decreased agent commissions, on lower Simpson Dura-Vent sales, of $0.5 million. General and administrative expenses decreased 8.4% from $26.6 million in the second quarter of 2006 to $24.3 million in the second quarter of 2007. The decrease was primarily due to a reduction in cash profit sharing totaling $1.7 million and lower moving expenses related to the Company’s home office relocation in the second quarter of 2006 amounting to $1.0 million. The effective tax rate was 37.2% in the second quarter of 2007, down from 38.3% in the second quarter of 2006. The decrease resulted primarily from an increase in the 2007 manufacturing deduction for qualified production activity income under the American Jobs Creation Act of 2004.

In May 2007, the Company committed to donate $1.0 million in cash and product (at market value) over the next four years to Habitat for Humanity International, Inc. to help support several programs including local Habitat house projects across North America and Operation Home Delivery, an effort to rebuild homes damaged or destroyed by hurricane Katrina.

Results of Operations for the Six Months Ended June 30, 2007, Compared
with the Six Months Ended June 30, 2006

Net sales decreased 7.1% to $424.4 million in the first half of 2007 as compared to net sales of $456.9 million for the first half of 2006. Net income decreased 19.6% to $45.6 million for the first half of 2007 as compared to net income of $56.7 million for the first half of 2006. Diluted net income per common share was $0.93 for the first half of 2007 as compared to $1.15 for the first half of 2006.

In the first half of 2007, sales declined throughout most regions of the United States but were flat in California. Sales in continental Europe, the United Kingdom and Canada increased significantly. Simpson Strong-Tie’s first half sales decreased 4.2% from the same period last year, while Simpson Dura-Vent’s sales decreased 34.2%. Sales to dealer and contractor distributors had the largest percentage rate decreases, reflecting slower homebuilding activity. Sales decreased across most of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of all of Simpson Dura-Vent’s product lines decreased.

Income from operations decreased 22.6% from $90.7 million in the first half of 2006 to $70.2 million in the first half of 2007, while gross margins decreased from 41.0% in the first half of 2006 to 38.9% in the first half of 2007. The decrease in gross margins was primarily due to higher manufacturing costs and a higher proportion of fixed overhead costs resulting primarily from the lower sales volume.

Selling expenses increased 5.7% from $36.2 million in the first half of 2006 to $38.2 million in the first half of 2007. The increase was driven primarily by a $2.3 million increase in expenses associated with sales and marketing personnel and the donations charge of $0.6 million, partially offset by decreased agent commissions, on lower Simpson Dura-Vent sales, of $0.8 million. General and administrative expenses decreased 7.4% from $49.7 million in the first half of 2006 to $46.0 million in the first half of 2007. The decrease was primarily due to a reduction in cash profit sharing totaling $4.8 million and lower moving expenses related to the Company’s home office relocation in the second quarter of 2006 amounting to $1.0 million. These decreases were partially offset by increases in expenses associated with additional administrative personnel of $0.6 million, higher depreciation charges of $0.6 million and professional services fees of $0.5 million. The effective tax rate was 37.5% in the first half of 2007, down from 38.4% in the first half of 2006. The decrease resulted primarily from an increase in the 2007 manufacturing deduction for qualified production activity income under the American Jobs Creation Act of 2004.

Liquidity and Sources of Capital

As of June 30, 2007, working capital was $438.3 million as compared to $366.4 million at June 30, 2006, and $399.1 million at December 31, 2006. The increase in working capital from December 31, 2006, was primarily due to increases in net trade accounts receivable of $49.4 million, cash and cash equivalents of $28.9 million and assets held for sale of $9.7 million. Net trade accounts receivable increased 52% from December 31, 2006, primarily due to the higher sales levels in the second quarter of 2007 compared to the fourth quarter of 2006. The Company has entered into agreements to sell its facility in San Leandro, California, and its vacant warehouse in McKinney, Texas, for total proceeds of $16.2 million. These two properties have been classified as assets held for sale and the transactions are expected to close in the third quarter of 2007. Offsetting this increase in working capital were increases in trade accounts payable of $24.9 million, income taxes payable of $8.5 million, accrued cash profit sharing and commissions, primarily as a result of higher operating income compared to the fourth quarter of 2006, of $6.2 million, and a decrease in inventories of $7.4 million. Raw materials and in-process and finished goods decreased 5% and 2%, respectively, from December 31, 2006. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts, none of which was individually material. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $45.6 million and noncash expenses, primarily depreciation, amortization and stock-based compensation charges totaling $18.0 million, resulted in net cash provided by operating activities of $57.2 million. As of June 30, 2007, the Company had unused credit facilities available of $24.6 million.

The Company used $25.0 million in its investing activities, mostly for capital expenditures, primarily for facilities or improvements in Vacaville and Stockton, California, and Maple Ridge, British Columbia, as well as for machinery and equipment for various facilities throughout the United States. The Company estimates its capital spending will be approximately $37.0 million for 2007.

In February 2007, the Company purchased a facility it had been leasing in Maple Ridge, British Columbia, for $4.0 million. In July 2007, the Company’s subsidiary, Simpson Strong-Tie Company Inc., purchased all of the stock of Swan Secure Products, Inc. (“Swan Secure”) for $43.5 million in cash (subject to post-closing adjustments). Swan Secure is a manufacturer and distributor or fasteners, largely stainless steel, and its products are marketed throughout the United States.

On moving into its new facility in 2005, the Company vacated its factory in McKinney, Texas, and has listed it for sale. The Company cannot estimate when it will be sold or the proceeds of such a sale. The Company has performed an analysis of the valuation of this property and does not believe that the asset is impaired at this time, although conditions may change in the future.

The Company’s financing activities used net cash of $4.3 million. Uses of cash for financing activities were primarily from the payment of cash dividends in the amount of $8.7 million and to repurchase its common stock for $4.2 million. Cash provided by financing activities were primarily from borrowings on the Company’s credit lines of its European subsidiaries of approximately $5.9 million and the issuance of the Company’s common stock through the exercise of stock options totaling $2.9 million. In July 2007, the Company’s Board of Directors declared a cash dividend of $0.10 per share, estimated to total of $4.9 million, to be paid on October 25, 2007, to stockholders of record on October 4, 2007.

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

The Company believes that cash generated by operations and borrowings available under its existing credit agreements will be sufficient for the Company’s working capital needs and planned capital expenditures over the next 12 months. Depending on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing. The Company is in the process of establishing a $200 million credit line.

The Company’s expected payment for contractual obligations now includes $8.3 million of gross liability for uncertain tax positions associated with the adoption of FIN 48, although the Company cannot estimate the timing of cash settlement of this liability. This amount does not include any amount receivable that may arise from the settlement of the Company’s uncertain tax positions.

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

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to the Company’s operations taken as a whole. The translation adjustment resulted in an increase in accumulated other comprehensive income of $4.4 million and $5.3 million for the three and six months ended June 30, 2007, respectively, primarily due to the effect of the weakening of the U.S. dollar in relation to the Canadian dollar and the European currencies during the first three months and six months of 2007.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2007, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2007, the Company made no changes to its internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

The Company is in the process of implementing a new accounting software system initially focused on the general ledger and purchasing and payables modules. The Company has begun testing the general ledger system and is planning to begin using the new systems in 2008.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The resolution of claims and litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Item 1A. Risk Factors

We are affected by risks specific to us, as well as risks that affect all businesses operating in global markets.  Some of the significant factors that could materially adversely affect our business, financial condition and operating results appear in Item 1A of our most recent Annual Report on Form 10-K (available at www.simpsonmfg.com/docs/10K-2006.pdf or www.sec.gov), and we have added the following additional risk factors:

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

Scientific reports indicate that, as a result of human activity —

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2007, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from December 2005. The authorization will remain in effect through the end of 2007. The amount that may yet be purchased under this authorization is $45.8 million, although the Company does not currently have any plan to repurchase additional shares.

Dividends are determined by the Company’s Board of Directors, based on the Company’s net income, cash flow, financial condition and other factors deemed relevant by the Board of Directors. In addition, existing loan agreements require the Company to maintain tangible net worth of $450.0 million plus 50% of net profit after taxes for each fiscal year. This requirement may limit the amount that the Company may pay as dividends on its common stock. As of June 30, 2007, the Company had $169.7 million available for the payment of dividends under these loan agreements.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders (“Annual Meeting”) was held on April 16, 2007. The following nominee was elected as a director by the votes indicated:

	Total Votes	Total Votes
	for Each	Withheld from	Term
Name	Director	Each Director	Expires*
Peter N. Louras, Jr.	45,270,176	52,041	2010

* The term expires on the date of the Annual Meeting in the year indicated.

The terms as directors of Barclay Simpson, Thomas J Fitzmyers, Earl F. Cheit, Jennifer A. Chatman, Robin G. MacGillivray and Barry Lawson Williams continued after the meeting. On May 17, 2007, the Company’s Board of Directors appointed Gary M. Cusumano as a director and on July 27, 2007, appointed him to the Audit Committee and to the Compensation Committee of the Board of Directors.

The following proposals were also adopted at the Annual Meeting by the vote indicated:

				Broker
Proposal	For	Against	Abstain	Non-Vote
To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for 2007	45,054,067	244,067	24,083	—

Item 6. Exhibits.

31.                     Rule 13a-14(a)/15d-14(a) Certifications.

32.                     Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)
DATE:	August 8, 2007	By	/s/ Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
(principal accounting and financial officer)