Form 10-Q
period 2007-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2007-11-09
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

        The number of shares of the Registrant’s common stock outstanding as of September 30, 2007:  48,528,803

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	September 30,		December 31,
	2007	2006	2006
ASSETS
Current assets
Cash and cash equivalents	$156,928	$104,605	$148,299
Trade accounts receivable, net	126,588	132,946	95,991
Inventories	221,318	229,703	217,608
Deferred income taxes	12,158	11,622	11,216
Assets held for sale	9,704	—	—
Other current assets	7,153	5,257	6,224
Total current assets	533,849	484,133	479,338

Property, plant and equipment, net	197,096	190,311	197,180
Goodwill	67,576	44,297	44,337
Equity method investment	—	—	33
Other noncurrent assets	38,347	15,156	14,446
Total assets	$836,868	$733,897	$735,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and current portion of long-term debt	$772	$326	$327
Trade accounts payable	38,054	40,134	22,909
Accrued liabilities	44,925	37,704	36,874
Accrued profit sharing trust contributions	6,880	6,708	8,616
Accrued cash profit sharing and commissions	9,723	12,213	7,817
Accrued workers’ compensation	3,448	3,312	3,712
Total current liabilities	103,802	100,397	80,255

Long-term debt, net of current portion	—	490	338
Other long-term liabilities	9,552	1,643	1,866
Total liabilities	113,354	102,530	82,459

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, at par value	485	482	484
Additional paid-in capital	124,088	108,033	114,535
Retained earnings	575,868	511,552	526,362
Accumulated other comprehensive income	23,073	11,300	11,494
Total stockholders’ equity	723,514	631,367	652,875
Total liabilities and stockholders’ equity	$836,868	$733,897	$735,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per-share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$217,265	$226,718	$641,707	$683,607
Cost of sales	136,055	139,803	395,512	409,259
Gross profit	81,210	86,915	246,195	274,348

Operating expenses (income):
Research and development and other engineering	4,987	4,531	15,710	15,337
Selling	18,271	17,955	56,478	54,105
General and administrative	22,991	22,468	68,967	72,143
Loss (gain) on sale of assets	(561)	(3)	(654)	110
	45,688	44,951	140,501	141,695

Income from operations	35,522	41,964	105,694	132,653

Loss in equity method investment, before tax	(59)	(1)	(33)	(130)
Interest income, net	1,370	831	4,168	2,610

Income before income taxes	36,833	42,794	109,829	135,133

Provision for income taxes	14,186	15,704	41,574	51,151
Minority interest	—	—	—	166

Net income	$22,647	$27,090	$68,255	$83,816

Net income per common share
Basic	$0.47	$0.56	$1.41	$1.74
Diluted	$0.46	$0.56	$1.40	$1.71

Cash dividends declared per common share	$0.10	$0.08	$0.30	$0.24

Number of shares outstanding
Basic	48,500	48,120	48,449	48,295
Diluted	48,979	48,587	48,923	48,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the nine months ended September 30, 2006 and 2007 and three months ended December 31, 2006

(In thousands except per-share amounts, unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income	Stock	Total
Balance, January 1, 2006	48,322	$483	$94,398	$456,474	$6,774	$—	$558,129
Comprehensive income:
Net income	—	—	—	83,816	—	—	83,816
Other comprehensive income:
Translation adjustment, net of tax of $129	—	—	—	—	4,526	—	4,526
Comprehensive income						—	88,342
Options exercised	343	4	5,431	—	—	—	5,435
Stock compensation	—	—	5,681	—	—	—	5,681
Tax benefit of options exercised	—	—	2,294	—	—	—	2,294
Cash dividends declared on Common stock ($0.24 per share)	—	—	—	(11,577)	—	—	(11,577)
Common stock issued at $36.35 per share	6	—	229	—	—	—	229
Repurchase of common stock	(500)	—	—	—	—	(17,166)	(17,166)
Retirement of common stock	—	(5)	—	(17,161)	—	17,166	—
Balance, September 30, 2006	48,171	482	108,033	511,552	11,300	—	631,367
Comprehensive income:
Net income	—	—	—	18,680	—	—	18,680
Other comprehensive income:
Translation adjustment, net of tax of $135	—	—	—	—	194	—	194
Comprehensive income							18,874
Options exercised	241	2	3,510	—	—	—	3,512
Stock compensation	—	—	1,937	—	—	—	1,937
Tax benefit of options exercised	—	—	1,055	—	—	—	1,055
Cash dividends declared on common stock ($0.08 per share)	—	—	—	(3,870)	—	—	(3,870)
Balance, December 31, 2006	48,412	484	114,535	526,362	11,494	—	652,875
Cumulative effect due to adoption of FIN 48	—	—	—	(16)	—	—	(16)
Balance, January 1, 2007	48,412	484	114,535	526,346	11,494	—	652,859
Comprehensive income:
Net income	—	—	—	68,255	—	—	68,255
Other comprehensive income:
Translation adjustment, net of tax of $156	—	—	—	—	11,579	—	11,579
Comprehensive income							79,834
Options exercised	230	2	4,426	—	—	—	4,428
Stock compensation	—	—	4,275	—	—	—	4,275
Tax benefit of options exercised	—	—	545	—	—	—	545
Repurchase of common stock	(123)	—	—	—	—	(4,191)	(4,191)
Retirement of common stock	—	(1)	—	(4,190)	—	4,191	—
Cash dividends declared on Common stock ($0.30 per share)	—	—	—	(14,543)	—	—	(14,543)
Common stock issued at $31.65 per share	10	—	307	—	—	—	307
Balance, September 30, 2007	48,529	$485	$124,088	$575,868	$23,073	$—	$723,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months
	Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$68,255	$83,816
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of assets	(654)	110
Depreciation and amortization	21,616	19,100
Impairment of long-lived assets	465	—
Deferred income taxes	(3,033)	(2,610)
Noncash compensation related to stock plans	4,614	5,708
Loss in equity method investment	33	130
Excess tax benefit of options exercised	(690)	(2,048)
Provision for doubtful accounts	182	188
Provision for obsolete inventory	2,966	277
Minority interest	—	166
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(24,590)	(30,153)
Inventories	3,930	(46,604)
Trade accounts payable	13,808	6,430
Income taxes payable	2,309	4,843
Accrued profit sharing trust contributions	(1,838)	(1,053)
Accrued cash profit sharing and commissions	1,856	1,969
Other current assets	(2,046)	(1,672)
Accrued liabilities	5,350	1,893
Other long-term liabilities	(808)	410
Accrued workers’ compensation	(264)	50
Other noncurrent assets	(3,775)	(9)
Net cash provided by operating activities	87,686	40,941

Cash flows from investing activities
Capital expenditures	(30,108)	(36,934)
Acquisition of minority interest	—	(9,135)
Proceeds from sale of capital assets	3,132	79
Distributions from equity investments	—	114
Asset acquisitions	(42,354)	—
Net cash used in investing activities	(69,330)	(45,876)

Cash flows from financing activities
Line of credit borrowings	6,756	712
Repayment of debt and line of credit borrowings	(6,687)	(1,413)
Repurchase of common stock	(4,191)	(17,166)
Issuance of common stock	4,428	5,435
Excess tax benefit of options exercised	690	2,048
Dividends paid	(13,562)	(11,591)
Net cash used in financing activities	(12,566)	(21,975)

Effect of exchange rate changes on cash	2,839	312

Net increase (decrease) in cash and cash equivalents	8,629	(26,598)
Cash and cash equivalents at beginning of period	148,299	131,203
Cash and cash equivalents at end of period	$156,928	$104,605

Noncash activity during the period
Noncash capital expenditures	$1,001	$3,425
Dividends declared but not paid	$4,854	3,820
Issuance of Company’s common stock for compensation	$307	$229
Noncash asset acquisition	$6,058	$—

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

The following is a reconciliation of basic net income (earnings) per share (“EPS”), to diluted EPS:

(in thousands, except	Three Months Ended,			Three Months Ended,
per-share amounts)	September 30, 2007			September 30, 2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$22,647	48,500	$0.47	$27,090	48,120	$0.56

Effect of Dilutive Securities
Stock options	—	479	(0.01)	—	467	—

Diluted EPS
Income available to common stockholders	$22,647	48,979	$0.46	$27,090	48,587	$0.56

	Nine Months Ended,			Nine Months Ended,
	September 30, 2007			September 30, 2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$68,255	48,449	$1.41	$83,816	48,295	$1.74

Effect of Dilutive Securities
Stock options	—	474	(0.01)	—	640	(0.03)

Diluted EPS
Income available to common stockholders	$68,255	48,923	$1.40	$83,816	48,935	$1.71

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three and nine months ended September 30, 2007 and 2006, 1.1 million and 1.0 million shares subject to stock options were anti-dilutive, respectively.

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

Under the 1994 Plan, no more than 16 million shares of the Company’s common stock may be sold (including shares already sold) pursuant to all options granted under the 1994 Plan. Under the 1995 Plan, no more than 320 thousand shares of common stock may be sold (including shares already sold) pursuant to all options granted under the 1995 Plan. Options granted under the 1994 Plan typically vest evenly over the requisite service period of four years and have a term of seven years. The vesting of options granted under the 1994 Plan will be accelerated if the grantee ceases to be employed by the Company after reaching age 60 or if there is a change in control of the Company. Options granted under the 1995 Plan are fully vested on the date of grant.

The following table represents the Company’s stock option activity for the three and nine months ended September 30, 2007 and 2006:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Stock option expense recognized in operating expenses	$1,385	$1,887	$4,347	$5,442

Tax benefit of stock option expense in provision for income taxes	534	692	1,647	2,063

Stock option expense, net of tax	$851	$1,195	$2,700	$3,379

Fair value of shares vested	$1,402	$1,846	$4,275	$5,681

Proceeds to the Company from the exercise of stock options	$1,501	$869	$4,428	$5,435

Tax benefit from exercise of stock options	$161	$289	$545	$2,294

	At September 30,
	2007	2006

Stock option cost capitalized in inventory	$192	$239

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

At January 1, 2007, the Company had $7.5 million in unrecognized tax benefits, of which $1.8 million, if recognized, would favorably affect the effective tax rate. At September 30, 2007, the Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of the Company’s historical accounting policy. At January 1, 2007, the Company had accrued $1.0 million for the potential payment of interest, before income tax benefits.

There were no material changes to any of these amounts during the first nine months of 2007.

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

Acquisitions

In July 2007, the Company’s subsidiary, Simpson Strong-Tie Company Inc., purchased all of the stock of Swan Secure Products, Inc. (“Swan Secure”) for $43.5 million in cash (subject to post-closing adjustments). Swan Secure is a manufacturer and distributor of fasteners, largely stainless steel, and its products are marketed throughout the United States. The Company recorded goodwill of $20.1 million and intangible assets subject to amortization of $16.8 million as a result of the acquisition. Tangible assets, including inventory and trade accounts receivable, accounted for the balance of the purchase price, but the purchase price allocation has not been finalized. The Company does not believe that the final purchase price allocation will result in a material change to its financial position or the results of its operations and cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to choose to elect, at specified dates, to measure eligible financial instruments at fair value. Entities must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize up-front costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for companies that have also elected to apply the provisions of SFAS No. 157. Companies are prohibited from retrospectively applying SFAS No. 159 unless they choose to early adopt both SFAS No. 157 and SFAS No. 159.  SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or the early adoption date). The Company has not elected to early adopt SFAS No. 157 and SFAS No. 159. Management has not yet determined the effect, if any, on the Company’s financial statements for its fiscal year ending December 31, 2008.

2.             Trade Accounts Receivable, net

Trade accounts receivable consist of the following:

(in thousands)	At September 30,		At December 31,
	2007	2006	2006

Trade accounts receivable	$131,518	$137,917	$100,197
Allowance for doubtful accounts	(2,363)	(2,312)	(2,286)
Allowance for sales discounts and returns	(2,567)	(2,659)	(1,920)
	$126,588	$132,946	$95,991

3.             Inventories

Inventories consist of the following:

(in thousands)	At September 30,		At December 31,
	2007	2006	2006

Raw materials	$83,702	$102,288	$86,927
In-process products	22,596	26,639	24,209
Finished products	115,020	100,776	106,472
	$221,318	$229,703	$217,608

4.             Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:

(in thousands)	At September 30,		At December 31,
	2007	2006	2006

Land	$19,790	$22,786	$22,797
Buildings and site improvements	127,559	114,363	117,815
Leasehold improvements	4,182	4,710	2,805
Machinery and equipment	205,522	174,909	188,901
	357,053	316,768	332,318
Less accumulated depreciation and amortization	(171,301)	(151,646)	(155,167)
	185,752	165,122	177,151
Capital projects in progress	11,344	25,189	20,029
	$197,096	$190,311	$197,180

The Company’s vacant facilities in San Leandro, California, and in McKinney, Texas, have been classified as assets held for sale. Both facilities are associated with the connector segment.

In July 2007, the Company entered into an agreement to sell the San Leandro facility for $13.5 million. In September 2007, an environmental analysis of the property indicated that the property had contamination related to spilled fuel that would require an estimated $0.3 million to remediate. The clean-up is expected to be completed within 12 months and closing of the sale of the property will be delayed at least until the clean-up is complete.

In October 2007, the prospective buyer of the McKinney, Texas, factory terminated the sales agreement for that property. The company will continue to market that property and believes it may be sold within one year.

5.             Investments

Equity Method Investment

The Company has a 35% equity interest in Keymark Enterprises, LLC (“Keymark”), for which it accounts using the equity method. Keymark develops software that assists in the design and engineering of residential structures. The Company’s relationship with Keymark includes the specification of the Company’s products in the Keymark software. The Company has no obligation to make any additional future capital contributions to Keymark.

6.             Debt

Outstanding debt at September 30, 2007 and 2006, and December 31, 2006, and the available lines of credit at September 30, 2007, consisted of the following:

(dollar amounts in thousands)	Available	Debt Outstanding
	Credit at	at		at
	September 30,	September 30,		December 31,
	2007	2007	2006	2006

Revolving line of credit, interest at bank’s reference rate less 0.50% (at September 30, 2007, the bank’s reference rate less 0.50% was 7.25%), closed October 2007	$13,800	$—	$—	$—

Revolving line of credit, interest at the bank’s base rate plus 2% (at September 30, 2007, the bank’s base rate plus 2% was 7.75%), expires October 2007	512	—	—	—

Revolving lines of credit, interest rates between 4.50% and 5.79%	6,637	772	—	—

Term loan, interest at LIBOR plus 1.375% repaid June 2007	—	—	600	450

Term loans, interest rates between 4.00 and 5.00%, repaid May 2007	—	—	216	215
	20,949	772	816	665
Less line of credit and current portion of long-term debt		(772)	(326)	(327)
Long-term debt, net of current portion		$—	$490	$338
Available credit	$20,949

In October 2007, the Company entered into an unsecured credit agreement with a syndicate of banks providing for a 5-year revolving credit facility of $200 million.  The Company has the ability to increase the amount available under the credit agreement by an additional $200 million, to a maximum of $400 million, by obtaining additional commitments from existing lenders or new lenders and satisfying certain other conditions. The Company is required to pay an annual facility fee of 0.08 to 0.10 percent on the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. Amounts borrowed under the credit agreement will bear interest at an annual rate equal to either, at the Company’s option, (a) the British Bankers Association London Interbank Offered Rate for the appropriate currency appearing on Reuters Screen LIBOR01-02 Page (the “LIBO Rate”) plus a spread of from 0.27 to 0.40 percent, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) the Base Rate, plus a spread of 0.50 percent.  The Company will pay participation fees for outstanding standby letters of credit at an annual rate equal to the LIBO Rate plus the applicable spreads described in the preceding sentence, and will pay market-based fees for commercial letters of credit. Loans outstanding under the credit agreement may be prepaid at any time without penalty except for LIBO Rate breakage costs and expenses.

The proceeds of loans advanced under the credit agreement and letters of credit issued thereunder may be used for working capital and other general corporate needs of the Company, to pay dividends to the Company’s stockholders or to repurchase outstanding securities of the Company as permitted by the credit agreement, and to finance acquisitions by the Company permitted by the credit agreement. No loans or letters of credit are currently outstanding under the credit agreement. The Company and its subsidiaries are required to comply with various affirmative and negative covenants.

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

The Company’s policy with regard to environmental liabilities is to accrue for future environmental assessments and remediation costs when information becomes available that indicates that it is probable that the Company is liable for any related claims and assessments and the amount of the liability is reasonably estimable. The Company does not believe that these matters will have a material adverse effect on the Company’s financial condition, cash flows or results of operations. In September 2007, the Company accrued $0.3 million related to clean-up and regulatory costs associated with its San Leandro, California, facility (see Note 4).

Corrosion, hydrogen enbrittlement, cracking, material hardness, wood pressure-treating chemicals, misinstallations, misuse, environmental conditions or other factors can contribute to failure of fasteners, connectors and tools. On occasion, some of the fasteners and connectors that the Company sells have failed, although the Company has not incurred any material liability resulting from those failures. The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions.  The Company subjects its products to extensive testing, with results and conclusions published in Company catalogues and on its websites (see www.strongtie.com/info and www.duravent.com). Based on test results to date, the Company believes that, generally, if its products are appropriately selected, installed and used in accordance with the Company’s guidance, they may be reliably used in appropriate applications.

8.             Stock Option Plans

The Company currently has two stock option plans (see Note 1 – Accounting for Stock-Based Compensation). Participants are granted stock options only if the applicable company-wide or profit-center operating goals, or both, established by the Compensation Committee of the Board of Directors at the beginning of the year, are met.

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

Black-Scholes option pricing model assumptions for options granted in 2007 and 2006 are as follows:

Number		Risk					Weighted
Of Options		Free					Average
Granted	Grant	Interest	Dividend	Expected		Exercise	Fair
(in thousands)	Date	Rate	Yield	Life	Volatility	Price Range	Value

1994 Plan
123	02/02/07	4.84%	1.19%	5.9 years	29.0%	$33.62	$11.11
1	05/30/06	4.97%	0.90%	6.3 years	27.2%	$35.75	$12.25
489	01/26/06	4.46%	0.79%	6.3 years	27.2%	$40.72 to $44.79	$13.68

1995 Plan
5	02/15/06	4.46%	0.81%	6.3 years	27.2%	$39.27	$13.14

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2007:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value *
Non-Qualified Stock Options	(in thousands)	Price	Life	(in thousands)

Outstanding at January 1, 2007	2,837	$27.03
Granted	123	33.62
Exercised	(230)	19.29
Forfeited	(44)	35.18
Outstanding at September 30, 2007	2,686	$27.86	3.7	$16,594
Exercisable at September 30, 2007	2,030	$25.33	3.3	$15,897

*          The intrinsic value represents the amount by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $31.85 on September 28, 2007.

The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006, was $3.2 million and $7.2 million, respectively.

A summary of the status of unvested options as of September 30, 2007, and changes during the nine months ended September 30, 2007, are presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Options	(in thousands)	Fair Value

Unvested at January 1, 2007	1,029	$11.51
Granted	123	11.11
Vested	(451)	10.42
Forfeited	(44)	12.00
Unvested at September 30, 2007	657	$12.15

As of September 30, 2007, $6.9 million of total unrecognized compensation cost was related to unvested share-based compensation arrangements granted under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 1.98 years. Options granted under the 1995 Plan are fully vested and are expensed on the date of grant.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Net Sales
Connector products	$196,609	$201,739	$592,282	$614,901
Venting products	20,656	24,979	49,425	68,706
Total	$217,265	$226,718	$641,707	$683,607

Income from Operations
Connector products	$35,101	$39,418	$108,357	$128,060
Venting products	14	2,526	(2,664)	5,088
Administrative and all other	407	20	1	(495)
Total	$35,522	$41,964	$105,694	$132,653

	At September 30,		At December 31,
	2007	2006	2006
Total Assets
Connector products	$597,148	$542,677	$509,705
Venting products	83,540	88,390	80,143
Administrative and all other	156,180	102,830	145,486
Total	$836,868	$733,897	$735,334

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $134.1 million, $88.5 million, and $130.7 million, as of September 30, 2007 and 2006, and December 31, 2006, respectively.

10.           Subsequent Events

In October 2007, the Company’s Board of Directors declared a cash dividend of $0.10 per share, estimated to total $4.9 million, to be paid on January 31, 2008, to stockholders of record on January 10, 2008.

In October 2007, the Company entered into an unsecured credit agreement with a syndicate of banks providing for a 5-year revolving credit facility of $200 million (see Note 6). There are no current borrowings on this credit facility.

In October 2007, the Company’s Board of Directors approved the relocation of a portion of the Company’s foreign production to China in 2008 or 2009. This move, intended to improve the profitability of a product line, may result in a non-cash impairment charge to earnings for a portion, or all, of the goodwill of this foreign operation, which is carried on the Company's books at $15 million at September 30, 2007. This relocation may also involve other costs such as employee severance costs. The Company will complete its impairment assessment in the fourth quarter and has not yet determined the amount, if any, or timing of these charges or costs.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and nine months ended September 30, 2007 and 2006. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended September 30, 2007, Compared

with the Three Months Ended September 30, 2006

Net sales decreased 4.2% to $217.3 million in the third quarter of 2007 as compared to net sales of $226.7 million for the third quarter of 2006. Net income decreased 16.4% to $22.6 million for the third quarter of 2007 as compared to net income of $27.1 million for the third quarter of 2006. Diluted net income per common share was $0.46 for the third quarter of 2007 as compared to $0.56 for the third quarter of 2006.

In the third quarter of 2007, sales declined throughout most regions of the United States. The decline was sharpest in the southeastern region and in California. Sales during the quarter in Canada increased significantly while sales in Europe were up slightly. Simpson Strong-Tie’s third quarter sales decreased 2.5% from the same quarter last year, while Simpson Dura-Vent’s sales decreased 17.3%. Simpson Strong-Tie’s sales to contractor distributors had the largest percentage rate decrease while sales to homecenters increased. Sales decreased across most of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of the Swan Secure products, acquired in July 2007, accounted for approximately 3.3% of Simpson Strong-Tie’s third quarter sales. With the exception of Direct-Vent, sales of all of Simpson Dura-Vent’s product lines decreased as a result of several factors, including the decline in new home construction.

Income from operations decreased 15.3% from $42.0 million in the third quarter of 2006 to $35.5 million in the third quarter of 2007. Gross margins decreased from 38.3% in the third quarter of 2006 to 37.4% in the third quarter of 2007. The decrease in gross margins was primarily due to higher manufacturing costs and a higher proportion of fixed overhead costs to total costs, resulting primarily from the lower sales volume. The steel market continues to be dynamic with a high degree of uncertainty. Since December 31, 2006, total inventories have increased 1.7%. If steel prices increase and the Company is not able to increase its prices sufficiently, the Company’s margins could further deteriorate.

Research and development and engineering expenses increased 10.1% from $4.5 million in the third quarter of 2006 to $5.0 million in the third quarter of 2007. This increase was primarily due to higher personnel costs of $0.5 million. Selling expenses increased 1.8% from $18.0 million in the third quarter of 2006 to $18.3 million in the third quarter of 2007. The increase was driven primarily by a $1.1 million increase in expenses associated with sales and marketing personnel, partially offset by a decrease in promotional expenses of $0.6 million and a decrease in agent commissions, on lower Simpson Dura-Vent sales, of $0.2 million. General and administrative expenses increased 2.3% from $22.5 million in the third quarter of 2006 to $23.0 million in the third quarter of 2007. The major components of the increase included a $0.5 million impairment of the Company’s vacant factory in McKinney, Texas; a $0.5 million increase in depreciation and amortization costs (including incremental expenses associated with the acquisition of Swan Secure); a $0.8 million increase in administrative personnel costs (including incremental expenses associated with the acquisition of Swan Secure); and a $0.5 million increase in legal and professional service fees. These increases were partially offset by reduced cash profit sharing of $2.3 million. In August 2007, the Company completed the sale of its vacant warehouse building in McKinney, Texas, and recognized a gain on the sale of the property of $0.5 million. The effective tax rate was 38.5% in the third quarter of 2007, up from 36.7% in the third quarter of 2006. The increase resulted primarily from lower tax credits and an increase in state tax rates.

Results of Operations for the Nine Months Ended September 30, 2007, Compared

with the Nine Months Ended September 30, 2006

Net sales decreased 6.1% to $641.7 million in the first nine months of 2007 as compared to net sales of $683.6 million for the first nine months of 2006. Net income decreased 18.6% to $68.3 million for the first nine months of 2007 as compared to net income of $83.8 million for the first nine months of 2006. Diluted net income per common share was $1.40 for the first nine months of 2007 as compared to $1.71 for the first nine months of 2006.

In the first nine months of 2007, sales declined throughout the United States while sales in Europe and Canada increased. Simpson Strong-Tie’s sales decreased 3.7% during the first nine months of 2007 as compared to the same period last year, while Simpson Dura-Vent’s sales decreased 28.1%. Simpson Strong-Tie’s sales to dealer and contractor distributors had the largest percentage rate decreases, reflecting slower homebuilding activity, while sales to homecenters increased. Sales decreased across most of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of all of Simpson Dura-Vent’s product lines decreased.

Income from operations decreased 20.3% from $132.7 million in the first nine months of 2006 to $105.7 million in the first nine months of 2007. Gross margins decreased from 40.1% in the first nine months of 2006 to 38.4% in the first nine months of 2007. The decrease in gross margins was primarily due to higher manufacturing costs and a higher proportion of fixed overhead costs to total costs, resulting primarily from the lower sales volume.

Selling expenses increased 4.4% from $54.1 million in the first nine months of 2006 to $56.5 million in the first nine months of 2007. The increase was driven primarily by a $3.5 million increase in expenses associated with sales and marketing personnel, professional service fees of $0.6 million and the donation of $0.5 million in cash and products (expensed at cost) to Habitat for Humanity International, Inc. Partially offsetting these increases were decreased promotional costs of $1.4 million and agent commissions, on lower Simpson Dura-Vent sales, of $1.1 million. General and administrative expenses decreased 4.4% from $72.1 million in the first nine months of 2006 to $69.0 million in the first nine months of 2007. The major components of the decrease were reduced cash profit sharing of $7.1 million and lower expenses related to the relocation of the Company’s home office in the second quarter of 2006 of $1.1 million. These decreases were partially offset by the impairment charge taken in the third quarter as well as increases in depreciation and amortization charges totaling $1.6 million and expenses associated with higher administrative personnel costs of $1.4 million, both of which included incremental expenses associated with the acquisition of Swan Secure, and increased legal and professional services fees of $1.0 million. The effective tax rate was 37.9% in the first nine months of 2007, unchanged from the first nine months of 2006.

In October 2007, the Company’s Board of Directors approved the relocation of a portion of the Company’s foreign production to China in 2008 or 2009. This move, intended to improve the profitability of a product line, may result in a non-cash impairment charge to earnings for a portion, or all, of the goodwill of this foreign operation, which is carried on the Company's books at $15 million at September 30, 2007. This relocation may also involve other costs such as employee severance costs. The Company will complete its impairment assessment in the fourth quarter and has not yet determined the amount, if any, or timing of these charges or costs.

Liquidity and Sources of Capital

As of September 30, 2007, working capital was $430.0 million as compared to $383.7 million at September 30, 2006, and $399.1 million at December 31, 2006. The increase in working capital from December 31, 2006, was primarily due to increases in net trade accounts receivable of $30.6 million, assets held for sale of $9.7 million, cash and cash equivalents of $8.6 million, and inventories of $3.7 million. Net trade accounts receivable increased 32% from December 31, 2006, primarily due to the higher sales levels in the third quarter of 2007 compared to the fourth quarter of 2006. Total inventories increased 1.7% from December 31, 2006. Offsetting this increase in working capital were increases in trade accounts payable of $15.1 million, accrued liabilities of $8.1 million, and accrued cash profit sharing and commissions, primarily as a result of higher operating income compared to the fourth quarter of 2006, of $1.9 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts, none of which was individually material. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $68.3 million and noncash expenses, primarily depreciation, amortization and stock-based compensation charges totaling $26.2 million, resulted in net cash provided by operating activities of $87.7 million. As of September 30, 2007, the Company had unused credit facilities available of $20.9 million. In October 2007, the Company entered into an unsecured credit agreement with a syndicate of banks providing for a 5-year revolving credit facility of $200 million. There are no current borrowings on this credit facility.

The Company used $69.3 million in its investing activities, primarily for the acquisition of Swan Secure and for capital expenditures, primarily for facilities or improvements in Vacaville and Stockton, California, and Maple Ridge, British Columbia, as well as for machinery and equipment for various facilities throughout the United States. The Company estimates its capital spending will be $35.0 million for 2007.

In February 2007, the Company purchased a facility it had been leasing in Maple Ridge, British Columbia, for $4.0 million. In July 2007, the Company’s subsidiary, Simpson Strong-Tie Company Inc., purchased all of the stock of Swan Secure for $43.5 million in cash (subject to post-closing adjustments). Swan Secure is a manufacturer and distributor of fasteners, largely stainless steel, and its products are marketed throughout the United States. In September 2007, the Company completed the sale of its vacant McKinney, Texas, warehouse for total proceeds of $2.5 million.

The Company’s vacant facilities in San Leandro, California, and vacant factory in McKinney, Texas, have been classified as assets held for sale. In July 2007, the Company entered into an agreement to sell the San Leandro facility for $13.5 million. In September 2007, an environmental analysis of the San Leandro property indicated that it had contamination related to spilled fuel that would require an estimated $0.3 million to remediate. The clean-up is expected to be completed within 12 months and closing of the sale of the property will be delayed at least until the clean-up is completed. In October 2007, the prospective buyer of the McKinney, Texas, factory terminated the sales agreement for that property. The company will continue to market that property and believes it may be sold within one year.

The Company’s financing activities used net cash of $12.6 million. Uses of cash for financing activities were primarily for the payment of cash dividends in the amount of $13.6 million, repayment of the Company’s credit lines of $6.7 million, and the repurchase of shares of its common stock for $4.2 million. Cash provided by financing activities were primarily from borrowings on the Company’s credit lines of its European subsidiaries of approximately $6.8 million and the issuance of the Company’s common stock through the exercise of stock options totaling $4.4 million. In October 2007, the Company’s Board of Directors declared a cash dividend of $0.10 per share, estimated to total of $4.9 million, to be paid on January 31, 2008, to stockholders of record on January 10, 2008.

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

The Company believes that cash generated by operations and borrowings available under its new credit facility will be sufficient for the Company’s working capital needs and planned capital expenditures over the next 12 months. Depending on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing.

The Company’s expected payment for contractual obligations now includes $8.6 million of gross liability for uncertain tax positions associated with the adoption of FIN 48, although the Company cannot estimate the timing of cash settlement of this liability. This amount does not include any amount receivable that may arise from the settlement of the Company’s uncertain tax positions.

There have been no other material changes to the contractual obligation table represented in Item 7 of the Company’s 2006 Annual Report on Form 10-K (available at www.simpsonmfg.com/docs/10K-2006.pdf or www.sec.gov) which provides information concerning the Company’s commitments and obligations at December 31, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to the Company’s operations taken as a whole. The translation adjustment resulted in an increase in accumulated other comprehensive income of $6.3 million and $11.6 million for the three and nine months ended September 30, 2007, respectively, primarily due to the effect of the weakening of the U.S. dollar in relation to the Canadian dollar and the European currencies during the first three months and nine months of 2007.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.  As of September 30, 2007, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting.  During the three months ended September 30, 2007, the Company made no changes to its internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors.

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

Economic, social and political conditions, laws, practices and customs vary widely among the countries where we sell our products. Our operations outside of the U.S. are subject to a number of risks and potential costs, including, for example, lower profit margins, less protection of intellectual property and economic, political and social uncertainty in some countries, especially in emerging markets. Our sales and profits depend, in part, on our ability to develop and implement policies and strategies that effectively anticipate and manage these and other risks in the countries where we do business. These and other risks may have a material adverse effect on our operations in any particular country and on our business as a whole. Inflation in emerging markets also makes our products more expensive there and increases the market and credit risks to which we are exposed.

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

The accounting rules applicable to public companies are subject to frequent revision. Future changes in accounting standards and interpretations could require us to change the way we calculate income, expense or balance sheet data, which could result in material and adverse change to our reported results of operations or financial condition.

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

We cannot predict the effects that these phenomena may have on our business. They might, for example –

•                  depress or reverse economic development,

•                  reduce the demand for construction,

•                  increase the cost and reduce the availability of fresh water,

•                  destroy forests, increasing the cost and reducing the availability of wood products used in construction,

•                  increase the cost and reduce the availability of raw materials and energy,

•                  increase the cost of capital,

•                  increase the cost and reduce the availability of insurance covering damage from natural disasters, and

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

Item 6. Exhibits.

The following exhibits are either incorporated by reference into this report or filed with this report as indicated below.

3.1                     Certificate of Incorporation of Simpson Manufacturing Co., Inc., as amended, is filed herewith.

3.2                     Bylaws of Simpson Manufacturing Co., Inc. are incorporated by reference to exhibit 3.2 of the Company’s Registration Statement on Form 8-A dated August 4, 1999.

4.1                     Rights Agreement dated as of July 30, 1999 between Simpson Manufacturing Co., Inc. and BankBoston, N.A., which includes as Exhibit B the form of Rights Certificate, is incorporated by reference to exhibit 4.1 of the Company’s Registration Statement on Form 8-A dated August 4, 1999.

4.2                     Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock of Simpson Manufacturing Co., Inc., dated July 30, 1999, is incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form 8-A dated August 4, 1999.

4.3                     Registrant’s 1994 Stock Option Plan, as amended through July 29, 2002, is incorporated by reference to exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated July 30, 2002.

4.4                     Registrant’s 1995 Independent Director Stock Option Plan, as amended through July 29, 2002, is incorporated by reference to exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated July 30, 2002.

10.1               October 10, 2007, among the Company as Borrower, the Lenders party thereto, Wells Fargo Bank as Agent, and Simpson Dura-Vent Company, Inc., Simpson Strong Tie Company Inc., and Simpson Strong-Tie International, Inc. as Guarantors, is incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 15, 2007.

10.2               Form of Indemnification Agreement between Simpson Manufacturing Co., Inc. and its directors, executive officers as well as the officers of Simpson Strong-Tie Company Inc. and Simpson Dura-Vent Company, Inc., is incorporated by reference to exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.3               Stock Purchase Agreement between Hobart K. Swan and Reliance Trust Company, solely in its capacity as independent trustee of the Swan Secure Products, Inc. Employee Stock Ownership Plan and Trust, and Simpson Strong-Tie Company Inc. and Simpson Manufacturing Co., Inc., is incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 24, 2007.

10.4               Purchase and Sale Agreement and Joint Escrow Instructions, dated June 5, 2007, by and between Simpson Manufacturing Co., Inc. and Oakland Land Company, LLC, is incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 15, 2007.

31.                     Rule 13a-14(a)/15d-14(a) Certifications are filed herewith.

32.                     Section 1350 Certifications are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 8, 2007	By	/s/ Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
(principal accounting and financial officer)