Form 10-K
period 2007-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2008-02-29
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

   ☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

               of 1934

    for the fiscal year ended December 31, 2007

OR

   ☐        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange

               Act of 1934

    for the transition period from         to        .

Commission file number:  1-13429

Simpson Manufacturing Co., Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3196943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5956 W. Las Positas Blvd., Pleasanton, CA 94588

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (925) 560-9000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01	New York Stock Exchange, Inc.
(Title of each class)	(Name of each exchange on which registered)

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

          Yes    ☒    No    ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

          Large accelerated filer    ☒    Accelerated filer    ☐    Non-accelerated filer    ☐    Smaller Reporting Company    ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          Yes    ☐    No    ☒

        As of June 30, 2007, there were outstanding 48,455,528 shares of the registrant’s common stock, par value $0.01, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 29, 2007) was approximately $1,256,625,347. As of February 25, 2008, 48,576,852 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

        The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 23, 2008, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.

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

PART I

Item 1. Business.

Background

Simpson Manufacturing Co., Inc. (the “Company”), through its subsidiary, Simpson Strong-Tie Company Inc. (“Simpson Strong-Tie” or “SST”), designs, engineers and is a leading manufacturer of wood-to-wood, wood-to-concrete and wood-to-masonry connectors, SST Quik Drive screw fastening systems and collated screws, stainless steel fasteners, and pre-fabricated shearwalls. SST Anchor Systems also offers a full line of adhesives, mechanical anchors, carbide drill bits and powder actuated tools for concrete, masonry and steel. SST is the Company’s connector products segment. The Company’s subsidiary, Simpson Dura-Vent Company, Inc. (“Simpson Dura-Vent” or “SDV”), designs, engineers and manufactures venting systems for gas, wood, oil, pellet and other alternative fuel burning appliances. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself (“DIY”) markets. SDV is the Company’s venting products segment. The Company believes that SST benefits from strong brand name recognition among architects and engineers who frequently specify in building plans the use of SST products, and that SDV benefits from strong brand name recognition among contractors, dealers, distributors and SDV’s relationships with original equipment manufacturers (“OEMs”) to which SDV markets its products. SST has continuously manufactured structural connectors since 1956. See Note 14 to the Company’s Consolidated Financial Statements for information regarding the net sales, income from operations, depreciation and amortization, significant non-cash charges, income tax expense (benefit), capital expenditures and acquisitions and total assets for the Company’s two operating segments. See “Item 1A – Risk Factors.”

Connectors produced by Simpson Strong-Tie typically are steel devices that are used to strengthen, support and connect joints in residential and commercial construction and DIY projects. SST’s Anchor Systems product line is included in the connector product segment. SST’s connector products enhance the safety and durability of the structures in which they are installed and can save time and labor costs. SST’s connector products contribute to structural integrity and resistance to seismic, wind and other forces. Applications range from commercial and residential building, to deck construction, to DIY projects. SST produces and markets over 8,500 standard and custom products.

Simpson Dura-Vent’s venting systems are used to vent gas furnaces, water heaters, fireplaces and stoves, wood and oil burning appliances and wood pellet and corn stoves. SDV’s metal vents, chimneys and chimney liner systems exhaust combustion products to the exterior of the building. SDV designs its products for ease of assembly and safe operation and to achieve a high level of performance. SDV produces and markets approximately 2,400 different venting products.

The Company emphasizes continuous new product development and often obtains patent protection for its new products. The Company’s products are marketed in all 50 states of the United States and in Europe, Canada, Asia, Australia, New Zealand, Mexico and several countries in Central and South America. Both Simpson Strong-Tie and Simpson Dura-Vent products are distributed to home centers, through wholesale distributors and to contractors and dealers. Simpson Dura-Vent also sells to OEMs.

The Company has developed and uses automated manufacturing processes. Its innovative manufacturing systems and techniques have allowed it to control manufacturing costs, while developing both new products and products that meet customized requirements and specifications. The Company’s development of specialized manufacturing processes has also permitted increased operating flexibility and enhanced product design innovation. The Company has 17 manufacturing locations in the United States, Canada, France, Denmark and England.  SST intends to begin construction of a new manufacturing facility near Shanghai, China, in 2008, and is planning to move its production of mechanical anchors to the new Shanghai facility from its facility in Brampton, Ontario, in early 2009. SDV is planning to consolidate its production of venting products in Vacaville, California, and to close its Vicksburg, Mississippi, facility.

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

Recently, there has been consolidation among several of the Company’s customer groups. The industry has experienced increased complexity in home design, and builders are more aggressively trying to reduce their costs. The Company has responded to these trends by marketing its products as systems, in addition to individual parts. In some cases, the Company uses sophisticated design and specification software to facilitate systems marketing.

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

Concerns about energy conservation and air quality have led to increasing recognition of the advantages of natural gas as a heating fuel, including its clean burning characteristics. Use of natural gas for home heating has been increasing in the United States over a number of years, although recently higher costs for natural gas have led to increased use of alternative fuels. Simpson Dura-Vent markets a line of products designed to vent natural gas burning appliances.

The Company continues to develop its distribution through home centers throughout the United States. The Company’s sales to home centers increased in 2005 and were flat in 2006 and 2007. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company’s principal markets are in the building construction industry. That industry is subject to significant volatility due to real estate market cycles, fluctuations in interest rates, the availability of credit to builders and developers, inflation rates, weather, and other factors and trends. Declines in residential construction in 2007 have reduced the demand for the Company’s products. See “Item 1A – Risk Factors.”

Business Strategy

The Company designs, manufactures and sells products that are of high quality and performance, easy to use and cost-effective for customers. The Company provides rapid delivery of its products and prompt engineering and sales support. Based on its communications with customers, engineers, architects, contractors and other industry participants, the Company believes that its products have strong brand-name recognition, and the Company seeks to continue to develop the value of its brand names through a variety of customer-driven strategies. Information provided by customers has led to the development of many of the Company’s products, and the Company expects that customer needs will continue to shape the Company’s product development, marketing and services.

Specification in architects’ and engineers’ plans and drawings influences which products will be used for particular purposes and therefore is key to the use of the Company’s products in construction projects. The Company encourages architects and engineers to specify the installation of the Company’s products in projects they design and supervise, and encourages construction contractors to accept the Company’s products. The Company maintains frequent contacts with architects, engineers and contractors, as well as private organizations that provide information to building code officials, both to inform them regarding the quality, proper installation, capabilities and value of the Company’s products and to update them about product modifications and new products that may be useful or necessary. The Company sponsors seminars to inform architects, engineers, contractors and building officials on appropriate use and proper installation of the Company’s products. Additionally, the Company maintains relationships with home builders throughout the country to promote the use of its products.

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

While the Company is expanding its established facilities outside of California to increase its presence and sales in these markets, sales of some products may relate primarily to certain regions. For example, sales of SST’s line of shearwalls, which the Company expanded with the introduction of a steel wall, are concentrated in the western region of the United States, because their use is primarily intended to resist the effects of seismic forces. Since 1993–

•                  the Company has established operations in the United Kingdom,

•                  opened warehouse and distribution facilities in western Canada and the midwestern and northeastern United States,

•                  purchased anchor products manufacturers in Illinois and eastern Canada and connector product manufacturers in France, Denmark, Germany and Canada,

•                  acquired the assets of a leading manufacturer and distributor of screw fastening systems and collated screws with manufacturing and distribution operations in Tennessee and distribution in Canada, Europe, Australia and New Zealand, and

•                  acquired all of the stock of a manufacturer and distributor of stainless steel fasteners with manufacturing in Maryland and distribution in Maryland, Florida, Oregon and Massachusetts.

The Company intends its European investments to establish a presence in the European Community through companies with existing customer bases and through servicing United States-based customers operating there. The Company recently established sales offices in Hong Kong and Beijing and intends to commence construction of a manufacturing facility, primarily for Anchor Systems products, near Shanghai. The Company also distributes connector and epoxy products in Chile, Mexico, Japan, Australia and New Zealand. The Company intends to continue to pursue and expand operations both inside and outside of the United States (see Note 14 to the Company’s Consolidated Financial Statements).

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

The Company’s long-term strategy is to develop, acquire or invest in product lines or businesses that

•                  complement the Company’s existing product lines,

•                  can be marketed through its existing distribution channels,

•                  might benefit from use of the Simpson Strong-Tie or Simpson Dura-Vent brand names and expertise,

•                  are responsive to needs of the Company’s customers,

•                  expand its markets geographically and

•                  reduce its dependence on the United States residential construction market.

Simpson Strong-Tie

Overview

Connectors produced by Simpson Strong-Tie typically are steel devices that are used to strengthen, support and connect joints in residential and commercial construction and DIY projects. These products enhance the safety and durability of the structures in which they are installed and can save time and labor costs for the contractor. SST’s connector products increase structural integrity and improve structural resistance to seismic, wind and other forces. Applications range from building framing to deck construction to DIY projects. SST produces and markets over 8,500 standard and custom products.

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

Products

Simpson Strong-Tie is a recognized brand name in the markets it serves. SST manufactures and markets products that strengthen the three types of connections typically found in residential and commercial construction:  wood-to-wood, wood-to-concrete and wood-to-masonry. The Company’s connector products, including its pre-fabricated shearwalls, are installed in a continuous load path from the foundation to the roof system. SST also markets specialty screws and nails for proper installation of certain of its connector products. These products have seismic, retrofit and remodeling applications for both new construction and DIY markets. Through its Anchor Systems product line, SST offers a full line of adhesives, mechanical anchors and powder-actuated tools for numerous anchoring applications in concrete, masonry and steel. SST also offers screw fastening systems and collated screws for various construction applications through the Quik Drive product line and a line of stainless steel fasteners through the Swan Secure product line.

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

New Product Development

Simpson Strong-Tie commits substantial resources to new product development. The majority of products have been developed through SST’s internal research and development program. SST’s research and development expense for the three years ended December 31, 2007, 2006 and 2005, was $5,206,000, $5,075,000 and $4,302,000, respectively. SST is the only known United States manufacturer with the capability to test multi-story wall systems, thus enabling testing rather than calculations to prove system performance. SST engineering, sales, product management, and marketing teams work together with architects, engineers, building inspectors, code officials and customers in the new product development process.

SST typically develops 10 to 20 new products each year. This year, SST introduced significant enhancements to its pre-fabricated StrongWall shear wall product line and a new multi-story Anchor Tie-Down Systems (“ATS”) product line. Other new items include a line of composite deck screws, high capacity cast-in-place anchor bolts, a new high-capacity holdown, truss-to-wall ties, and a line of DIY fence repair products. SST also expanded its line of chemical and mechanical anchor products with new SET epoxy adhesive and new post-install anchors.

While continuing to service the new single-family residential housing market, SST has increased development efforts for products used in DIY, multi-family residential, and some light commercial and industrial markets. Distribution channels have been receptive to these new products.

Sales and Marketing

Simpson Strong-Tie’s sales and marketing programs are implemented through SST’s branch system. SST currently maintains branches in Northern and Southern California, Texas, Ohio, Maryland, Canada, England, France, Germany and Denmark. Each branch is served by its own sales force, as well as manufacturing, warehouse and office facilities. Each branch is responsible for a broad geographic area. Each is responsible for setting and executing sales and marketing strategies that are consistent with the markets that the branch serves and the goals of SST. The domestic branches closely integrate their manufacturing activities to enhance product availability. Branch sales forces in the United States are supported by marketing managers in the home office in Pleasanton, California. The home office also coordinates issues affecting customers that operate in multiple regions. The sales force maintains close working relationships with customers, develops new business, calls on architects, engineers and building officials and participates in a range of educational seminars.

Simpson Strong-Tie sells its products through an extensive distribution system comprising dealer distributors supplying thousands of retail locations nationwide, contractor distributors, home centers, lumber dealers, manufacturers of engineered wood products, and specialized contractors such as roof framers. In recent years, home centers have been one of the SST’s fastest growing distribution channels. A large part of that growth was sales to The Home Depot, which exceeded 10% of the Company’s consolidated net sales in each of the last three years (see “Item 1A – Risk Factors,” “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 14 to the Company’s Consolidated Financial Statements). SST’s DIY and dealer products are used to build projects such as decks, patio covers and garage organization systems.

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

Simpson Strong-Tie’s engineers not only design and test products, but also provide engineering support for customers. This support might range from the discussion of a load value in a catalog to testing a unique application for an existing product. SST’s sales force communicates with customers in each of its marketing channels, through its publications, seminars and frequent sales calls.

Based on its communications with customers, Simpson Strong-Tie believes that its products are important to its customers’ businesses, and it is SST’s policy to ship products within a few days of receiving the order, with many of the orders shipped the same day of receiving the order. Many of SST’s customers serve contractors that require rapid delivery of needed products. Home centers and dealers also require superior service because of fluctuating demand and to serve the needs of a broad base of customers. To satisfy these requirements, SST maintains high inventory levels, has redundant manufacturing capability and some multiple dies to produce the same parts. SST also maintains information systems that provide sales and inventory control and forecasting capabilities throughout its network of factories and warehouses. SST also has special programs for contractors intended to ensure the prompt manufacture and delivery of custom products.

Simpson Strong-Tie believes that dealer and home center sales of SST products are significantly greater when the bins and racks at large dealer and home center locations are adequately stocked with appropriate products. Various retailers carry varying numbers of SST products. SST’s sales force is engaged in ongoing efforts to inform retailers about SST’s merchandising programs and the appeal of the SST brand.

Simpson Dura-Vent

Overview

Simpson Dura-Vent’s venting systems are used to vent gas furnaces, water heaters, fireplaces and stoves, wood and oil burning appliances and wood pellet and corn stoves. SDV’s metal vents, chimneys and chimney liner systems exhaust the products of combustion to the exterior of the building. SDV’s products have been designed for ease of assembly and safe operation and to achieve a high level of performance. SDV produces and markets nearly 2,400 different venting products.

The clean burning characteristics of natural gas have gained public recognition, resulting in increased market share for natural gas appliances in the new construction and the appliance replacement markets. As a result, Simpson Dura-Vent has developed venting systems, such as Direct-Vent, to address changes in appliance technology. Fluctuations in natural gas prices, however, affect demand for gas appliances. Historically, during periods of high oil and natural gas prices and energy shortages, sales of wood and pellet burning stoves, considered alternative energy sources, have increased, while sales of gas burning appliances have tended to decline.

Simpson Dura-Vent’s objective is to expand market share in all of its distribution channels, by entering expanding markets that address energy and environmental concerns. SDV’s strategy is to capitalize on its strengths in new product development and its established distribution network and to continue its commitment to high quality and service. SDV operates manufacturing and warehouse facilities in California, Mississippi, Minnesota, and Ontario, Canada. In January 2008, SDV decided to close its Vicksburg, Mississippi, facility and consolidate its manufacturing operations in Vacaville, California.

Products

Simpson Dura-Vent is a leading supplier of double-wall Type B Gas Vent systems, used for venting gas furnaces, water heaters, boilers and decorative gas fireplaces. SDV’s Type B Gas Vent product line features heavy-duty quality construction and a twist-lock design that provides for fast and easy job-site assembly compared to conventional snap-together designs. The twist-lock design has broader applications and has been incorporated into SDV’s gas, pellet and Direct-Vent product lines. SDV also markets a patented flexible vent connector, Dura/Connect, for use between the gas appliance flue outlet and the connection to the Type B Gas Vent installed in the ceiling. Dura/Connect offers a simple twist, bend and connect installation for water heaters and gas furnaces.

Consumer concerns over the rising costs of natural gas and home heating oil in 2003 through the first half of 2006 increased demand for alternative fuel appliances. This resulted in increased demand for SDV’s all-fuel chimney and pellet vent products, although demand for these and other SDV products declined along with the slowdown in home building activity in 2007. The gas fireplace market has evolved into two basic types of fireplace: top-vent fireplaces that are vented with the standard Type B Gas Vent and direct-vent fireplaces that use a special double-wall venting system. SDV’s Direct-Vent system is designed not only to exhaust the flue products, but also to draw in outside air for combustion, an important feature in modern energy-efficient home construction. The Direct-Vent gas fireplace systems provide ease of installation, permitting horizontal through-the-wall venting or standard vertical through-the-roof venting. SDV has established relationships with several large manufacturers of gas stoves and gas fireplaces to supply Direct-Vent venting products. In 1996, SDV expanded its Direct-Vent product line to include both co-axial and co-linear Direct-Vent systems for venting gas stoves and gas inserts into existing masonry chimneys or existing factory-built metal chimneys.

New Product Development

Simpson Dura-Vent has gained industry recognition by offering innovative new products that meet changing needs of customers. SDV representatives serve on industry committees concerned with issues such as new appliance standards and government regulations. SDV’s research and development expense for the three years ended December 31, 2007, 2006 and 2005, was $816,000, $601,000 and $598,000, respectively. SDV also maintains working relationships with research and development departments of major appliance manufacturers, providing prototypes for field testing and conducting tests in SDV’s testing laboratory. SDV believes that such relationships provide competitive advantages. For example, SDV introduced the first venting system for Direct-Vent gas appliances. In 2004, SDV completed testing for a new chimney product line, Dura-Plus HTC, which is designed to meet Canadian standards for chimney systems, and began marketing in Canada in 2005. In 2006, SDV launched a new, improved PelletVent for venting pellet burning stoves. SDV manufactures the new PelletVent product line using its new laser weld equipment. SDV has filed a patent application for the new PelletVent product line. In 2007, SDV determined that the exhaust gases that result from burning corn pellets and other bio fuels can be corrosive and has begun using material that is more suited to this application. Also in 2007, SDV launched improvements in its Direct-Vent categories, applying laser weld techniques, and launched a new air-cooled large diameter (10” through 16”) chimney product line, Dura-Chimney 2, for venting very large wood burning fireplaces.

Sales and Marketing

Simpson Dura-Vent’s sales and marketing programs are implemented through SDV’s sales and marketing staff and a network of independent manufacturer’s agents. SDV markets venting systems for both gas and wood burning appliances through wholesale distributors in the United States, Canada and Australia to the HVAC (heating, ventilating and air conditioning) and PHC (plumbing, heating and cooling) contractor markets, and to fireplace specialty shop distributors. These customers sell to contractor and DIY markets. SDV also markets venting products to home center and hardware store chains. SDV has established OEM relationships with several major gas fireplace and gas stove manufacturers, which SDV believes are leaders in the direct-vent gas appliance market.

Simpson Dura-Vent responds to technological changes occurring in the industry through new product development and has developed a reputation for quality and service to its customers. To reinforce its reputation for quality, SDV produces extensive sales support literature and advertising materials. Recognizing the difficulty that customers and users may have in understanding correct sizing for venting, SDV publishes a sizing handbook to assist contractors, building officials and retail outlets.  Advertising and promotional materials have been designed to be used by distributors and their customers, as well as home centers and hardware chains.

To enhance its marketing effort, SDV has developed a website, www.duravent.com, that includes product descriptions, catalogs and installation instructions, as well as a direct link to SDV’s customer service and engineering departments. SDV also regularly publishes and sends e-mail newsletters to its distributors and authorized Dura-Pro dealers.

Manufacturing Process

The Company designs and manufactures most of its standard products. The Company has concentrated on making its manufacturing processes as efficient as possible without compromising the quality or flexibility necessary to serve the needs of its customers. The Company has developed and uses automated manufacturing processes. The Company’s innovative manufacturing systems and techniques have allowed it to control manufacturing costs, even while developing both new products and products that meet customized requirements and specifications. The Company’s development of specialized manufacturing processes also has permitted increased operating flexibility and enhanced product design innovation. The Company sources some products from third party vendors, both domestically and internationally.

The Company is committed to helping people build safer structures economically through the design, engineering and manufacturing of structural connectors, pre-fabricated shearwalls, anchors and related products. To this end, the Company has developed a quality management system that employs numerous quality-control procedures, such as computer-generated work orders, constant review of parts as they are produced and frequent quality testing (see “Item 1A – Risk Factors”). Since 1996, Simpson Strong-Tie’s quality management system has been registered under ISO 9001, an internationally recognized set of quality-assurance standards. The Company believes that ISO registration is a valuable tool for maintaining its high quality standards, and that is increasingly important to United States companies.  As SST establishes new business locations through expansion or acquisitions, projects are established to integrate SST’s quality systems and achieve ISO 9001 registration.  In addition, SST has five testing laboratories accredited to ISO standard 17025, an internationally accepted standard that provides requirements for the competence of testing and calibration laboratories.

Simpson Strong-Tie operates manufacturing or warehouse facilities in California, Texas, Ohio, Florida, Connecticut, Illinois, Washington, Tennessee, Minnesota, North Carolina, Maryland, Oregon, Massachusetts, British Columbia, Ontario, England, France, Denmark, Germany, Australia, Scotland, Austria and Poland. Most of SST’s products are produced with a high level of automation, using progressive dies run in automatic presses making parts from coiled sheet steel at rates that often exceed 100 strokes per minute. SST estimates that it produces over 1.5 billion product pieces per year. Most of SST’s products (SKUs) are bar coded with UPC numbers for easy identification, and nearly all of the products sold to home centers are labeled with bar codes. SST has significant press capacity and has multiple dies for some of its high volume products because of the need to produce these products close to the customer and to provide backup capacity. The balance of production is accomplished through a combination of manual, blanking and numerically controlled (NC) processes that include robotic welders, lasers and turret punches. This capability allows SST to produce products with little redesign or set-up time, facilitating rapid turnaround for customers. New tooling is also highly automated. Dies are designed and produced using computer aided design (CAD) and computer aided machining (CAM) systems. CAD/CAM capability enables SST to create multiple dies quickly and design them to high standards. The Company is constantly reviewing its product line to reduce manufacturing costs, increase automation, and take advantage of new types of materials.

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

Simpson Dura-Vent operates manufacturing or warehouse facilities in California, Mississippi, Minnesota, and Ontario, Canada, although it plans to close its Mississippi facility in 2009. SDV produces component parts for venting systems using NC-controlled punch presses equipped with high-speed progressive and compound tooling. SDV’s vent pipe and elbow assembly lines are automated, to produce finished products efficiently from large coils of steel and aluminum. UPC bar coding and computer tracking systems provide SDV’s industrial engineers and production supervisors with real-time productivity tools to measure and evaluate current production rates, methods and equipment.

Regulation

Simpson Strong-Tie’s product lines are subject to federal, state, county, municipal and other governmental and quasi-governmental regulations that affect product design, development, testing, applications, marketing, sales, installation and use. Most SST products are recognized by building code and standards agencies. Agencies that recognize Company products include the International Code Council Evaluation Service (ICC-ES), the City of Los Angeles, the State of Florida, the State of Wisconsin, and the California Division of the State Architect. These and other agencies adopt various testing and design standards and incorporate them into their related building codes. With the adoption of the International Residential Code and the International Building Code, these standards are being applied more uniformly, and these Codes are recognized throughout most of the United States. SST considers code recognition to be a significant marketing tool and devotes considerable effort to obtaining and maintaining appropriate approvals for its products. SST believes that architects, engineers, contractors and other customers are more likely to purchase structural products that have the appropriate code acceptance than competitive products that lack code acceptance. SST actively participates in industry related professional associations to keep abreast of regulatory changes and to provide information to regulatory agencies.

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

The venting industry is highly competitive. SDV’s competitors include a variety of manufacturers that have operations in the United States, Canada, China and Mexico. Most of its competitors do not compete in all of SDV’s product lines, and some have additional product lines that SDV does not offer. SDV competes on the basis of quality, service, breadth of product line, availability of inventory, technical support, and product innovation.

Raw Materials

The principal raw material used by both Simpson Strong-Tie and Simpson Dura-Vent is steel, including stainless steel. The Company generally orders steel to specific American Society of Testing and Materials (“ASTM”) standards. SST also uses materials such as epoxies and acrylics in the manufacture of its chemical anchoring products. SDV also uses raw materials such as aluminum, aluminum alloys and ceramic and other insulation materials, and both SST and SDV use cartons. The Company purchases raw materials from a variety of commercial sources. The Company’s practice is to seek cost savings and enhanced quality by purchasing from a limited number of suppliers.

The steel industry is highly cyclical and prices for the Company’s raw materials are influenced by numerous factors beyond the Company’s control, including general economic conditions, competition, labor costs, foreign exchange rates, import duties, raw material shortages and other trade restrictions. Steel prices declined during the first half of 2005, and quickly increased in the fourth quarter of 2005, in response to raw material shortages and increased demand from Hurricane Katrina. Steel prices continued to increase into 2006 and, after easing in the early part of 2007, rose again mid-year 2007. Numerous factors may cause steel prices to increase in the future. In addition to increases in steel prices, mills added surcharges for zinc, energy and freight in response to increases in their costs. These and other factors could adversely affect the Company’s cost and access to steel in 2008. The Company might not be able to increase its product prices to correspond to increases in raw material prices without materially and adversely affecting its sales and profits. See “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company historically has not attempted to hedge against changes in prices of steel or other raw materials.

Patents and Proprietary Rights

The Company’s subsidiaries have United States and foreign patents, the majority of which cover products that they currently manufacture and market. These patents, and applications for new patents, cover various design aspects of the subsidiaries’ products, as well as processes used in their manufacture. The Company’s subsidiaries are continuing to develop new potentially patentable products, product enhancements and product designs. Although the Company’s subsidiaries do not intend to apply for additional foreign patents covering existing products, the Company has developed an international patent program to protect new products that its subsidiaries may develop. In addition to seeking patent protection, the Company relies on unpatented proprietary technology to maintain its competitive position. See “Item 1A – Risk Factors.”

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

In July 2007, the Company purchased all of the stock of Swan Secure Products, Inc. (“Swan Secure”) for $42.1 million in cash, net of cash received. Swan Secure is a manufacturer and distributor of fasteners, largely stainless steel, and its products are marketed throughout the United States. In October 2004, the Company acquired the assets of Quik Drive, U.S.A., Inc. and Quik Drive Canada, Inc. and 100% of the equity of Quik Drive Australia Pty. Limited (collectively “Quik Drive”). Quik Drive manufactures collated fasteners and fastener delivery systems which are marketed in the United States, Canada, Europe, Australia and New Zealand. The purchase price was $32.0 million in cash and $5.0 million in stock.

Seasonality and Cyclicality

The Company’s sales are seasonal, and operating results vary from quarter to quarter. The Company’s sales are also dependent, to a large degree, on the North American residential home construction industry and operating results vary with economic cycles. See “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Employees and Labor Relations

As of January 1, 2008, the Company had 2,742 full-time employees, of whom 1,737 were hourly employees and 1,005 were salaried employees. The Company believes that its overall compensation and benefits for the most part meet or exceed industry averages and that its relations with its employees are good.

A significant number of the employees at three of the Company’s facilities are represented by labor unions and are covered by collective bargaining agreements. Two of the Company’s collective bargaining agreements cover the Company’s tool and die craftsmen and maintenance workers in Brea, California, and its sheetmetal workers in Brea and Ontario, California. These two contracts expire in June 2008 and March 2008, respectively. Simpson Strong-Tie’s facility in Stockton, California, is also a union facility with two collective bargaining agreements that will expire September 2011. The company had a brief work stoppage in 2007 at its Stockton facility. See “Item 1A – Risk Factors.”

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

This and other public reports may contain forward-looking statements based on current expectations, assumptions, estimates and projections about us and our industry. Those forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements as a result of many factors, as more fully described below and elsewhere in our public reports. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

We have substantial sales to a few large customers. Loss of all or part of our sales to a large customer would have a material adverse effect on our revenues and profits. Our largest customer accounted for 15% and 17% of net sales for the years ended December 31, 2007 and 2006, respectively. See Note 14 to the Company’s Consolidated Financial Statements. This customer may endeavor to replace, in some or all markets, our products with lower-priced products supplied by others or may otherwise reduce its purchases of our products. We also might reduce our dependence on our largest customer by reducing or terminating sales to one or more of the customer’s subsidiaries. Any reduction in, or termination of, our sales to this customer would at least temporarily, and possibly longer, cause a material reduction in our net sales, income from operations and net income. A reduction in or elimination of our sales to our largest customer, or another of our larger customers, would increase our relative dependence on our remaining large customers.

In addition, our customers include retailers and distributors. Retail and distribution businesses have consolidated over time, which could increase the material adverse effect of losing any of them.

Increases in prices of raw materials could negatively affect our sales and profits.

Our principal raw material is steel, including stainless steel. The steel industry is highly cyclical. Numerous factors beyond our control, such as general economic conditions, competition, worldwide demand, labor costs, energy costs, foreign exchange rates, import duties and other trade restrictions, influence prices for our raw materials. In March 2002, for example, the United States imposed tariffs on several types of imported steel, which increased our cost of steel. In addition, consolidation among domestic integrated steel producers, changes in supply and demand in steel markets, the weakening United States dollar and other events have led to increased steel costs. The domestic steel market is heavily influenced by three major United States manufacturers. Worldwide demand for steel is strong. We have not always been able, and in the future we might not be able, to increase our product prices in amounts that correspond to increases in costs of raw materials, without materially and adversely affecting our sales and profits. We have not attempted to hedge against changes in prices of steel or other raw materials.

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

Our manufacturing operations involve the use of solvents, chemicals, oils and other materials that are regarded as hazardous or toxic. We also use complex and heavy machinery and equipment that can pose severe safety hazards, especially if not properly and carefully used. Some of our products also incorporate materials that are hazardous or toxic in some forms, such as zinc and lead used in some steel galvanizing processes and chemicals used in our acrylic and epoxy anchoring products. The gun powder used in our powder-actuated tools is explosive. Misuse of other materials in some of our products could also cause injury or sickness.

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

Our success also depends on our ability to attract and retain additional highly qualified technical, marketing and management personnel necessary for the maintenance and expansion of our activities. We face strong competition for such personnel. We might not be able to attract or retain such personnel. In addition, when we experience periods with little or no profits, a decrease in compensation based on our profits may make it difficult to attract and retain highly qualified personnel.

Any work stoppage or interruption by employees could materially and adversely affect our business and financial condition.

A significant number of our employees are represented by labor unions and are covered by collective bargaining agreements that will expire in 2008 and 2011. A work stoppage or interruption by a significant number of our employees could have a material and adverse effect on our sales and profitability.

International operations expose us to foreign exchange rate risk.

We have foreign exchange rate risk in our international operations and through purchases from foreign vendors. We do not currently hedge this risk. Changes in currency exchange rates could materially and adversely affect our sales and profitability.

Natural disasters could decrease our manufacturing capacity.

Most of our current and planned manufacturing facilities are located in geographic regions that have experienced major natural disasters, such as earthquakes, floods and hurricanes. For example, the earthquakes in Northridge, California, in January 1994, destroyed several freeways and numerous buildings in the region in which our facilities in Brea are located. Our disaster recovery plan may not be adequate or effective. We do not carry earthquake insurance. Other insurance that we carry is limited in the risks covered and the amount of coverage. Our insurance would not be adequate to cover all of our resulting costs, business interruption and lost profits when a major natural disaster occurs. A natural disaster rendering one or more of our manufacturing facilities totally or partially unusable, whether or not covered by insurance, would materially and adversely affect our business and financial condition.

Control by our principal stockholders will prevent other stockholders from influencing management.

Barclay Simpson, the Chairman of our Board of Directors, controls approximately 22% of the outstanding shares of our common stock. Thomas J Fitzmyers, our President and Chief Executive Officer, owns less than 1% of the outstanding shares of our common stock.

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

Sales of substantial amounts of our common stock in the public market could adversely affect the prevailing market price for our common stock. All of the outstanding shares of our common stock are freely tradable without restriction under the Securities Act of 1933, other than 11.4 million shares held (as of February 25, 2008) by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933. Options to purchase 2.7 million shares of our common stock were outstanding as of December 31, 2007, including options to purchase 2.1 million shares that were exercisable. If a substantial number of shares were sold in the public market pursuant to Rule 144 or on exercise of options, the trading price of our common stock in the public market could be adversely affected.

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

If we change significantly the location, nature or extent of some of our manufacturing operations, we may reduce our net income.

If we decide to change significantly the location, nature or extent of a portion of our manufacturing operations, we may need to record an impairment of our goodwill. Our goodwill totaled $57.4 million at December 31, 2007. Recording an impairment of our goodwill correspondingly reduces our net income. In 2007, for example, we decided to move part of our Canadian manufacturing operations to China in 2008 or 2009, and as a result, we recorded a goodwill impairment of $10.7 million, which materially reduced our net income in 2007. Other changes or events in the future could further impair our recorded goodwill, which could also materially and adversely affect our profitability.

Failure of our internal control over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes –

•                  maintaining records that in reasonable detail accurately and fairly reflect our transactions;

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

Because of the inherent limitations of internal control, our internal control over financial reporting might not detect or prevent misstatement of our consolidated financial statements. Our growth and entry into new, globally dispersed markets puts significant additional pressure on our system of internal control over financial reporting. Failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

Failure of our accounting systems could harm our business and financial results.

We are currently implementing a new commercially available Microsoft third-party accounting software system, initially focused on replacing our internally developed general ledger and purchasing and payables systems. We have been testing the new general ledger system and plan to begin using the new systems in 2008. Any errors or defects in, or unavailability of, third-party software or our implementation of the systems, could result in errors in our financial statements, which could materially and adversely affect our business. If we are unable to implement the new accounting software systems, we would be required to write-off the value of capitalized software costs and correspondingly reduce our income. The amount capitalized at December 31, 2007, was $1.2 million. If we continue to use our internally developed accounting systems and they are not able to accommodate our future business needs, or if we find that they or any new systems we may implement contain errors or defects, our business and financial condition could be materially and adversely affected.

Our international operations may be materially and adversely affected by factors beyond our control.

Economic, social and political conditions, laws, practices and customs vary widely among the countries where we sell our products. Our operations outside of the United States are subject to a number of risks and potential costs, including, for example, lower profit margins, less protection of intellectual property and economic, political and social uncertainty in some countries, especially in emerging markets. Our sales and profits depend, in part, on our ability to develop and implement policies and strategies that effectively anticipate and manage these and other risks in the countries where we do business. These and other risks may have a material adverse effect on our operations in any particular country and on our business as a whole. Inflation in emerging markets also makes our products more expensive there and increases the market and credit risks to which we are exposed.

Our international operations depend on our successful management of our subsidiaries outside of the United States.

We conduct most of our international business through wholly owned subsidiaries. Managing distant subsidiaries and fully integrating them into our business is challenging. We cannot directly supervise every aspect of the operations of our subsidiaries operating outside the United States. As a result, we rely on local managers and staff. Cultural factors and language differences can result in misunderstandings among internationally dispersed personnel. The risk that unauthorized conduct may go undetected may be greater in subsidiaries outside of the United states. These problems could adversely affect our sales and profits.

If we fail to keep pace with advances in our industry or fail to persuade customers to adopt new products we introduce, customers may not buy our products, which would adversely affect our sales and profits.

Constant development of new technologies and techniques, frequent new product introductions and strong price competition characterize the construction industry. The first company to introduce a new product or technique to the market gains a competitive advantage. Our future growth depends, in part, on our ability to develop products that are more effective, safer, or incorporate emerging technologies better than our competitors’ products. Sales of our existing products may decline rapidly if a competitor were to introduce superior products, or even if we announce a new product of our own. If we fail to make sufficient investments in research and development or if we focus on technologies that do not lead to better products, our current and planned products could be surpassed by more effective or advanced products. If we fail to manufacture our products economically and market them successfully, our sales and profits would be materially and adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company maintains its home office in Pleasanton, California, and other offices, manufacturing and warehouse facilities elsewhere in California and in Texas, Ohio, Florida, Mississippi, Illinois, Connecticut, Washington, Tennessee, Minnesota, North Carolina, Oregon, Massachusetts, Maryland, Australia, British Columbia, Ontario, England, Scotland, France, Denmark, Germany, Austria, Poland, China and Hong Kong. As of February 29, 2008, the Company’s facilities were as follows:

Location	Approximate Square Footage	Owned or Leased	Lessee		Lease Expires	Segment and Function

Pleasanton, California	89,000	Owned				Company Office, SST Research and Development
Stockton, California	802,000	Owned				SST Office, Manufacturing and Warehouse
Stockton, California	25,000	Owned				SST Research and Development
San Leandro, California	47,100	Owned				SST Office, Manufacturing and Warehouse
San Leandro, California	71,000	Owned				SST Office, Manufacturing and Warehouse
San Leandro, California	57,000	Owned				SST Manufacturing and Warehouse
San Leandro, California	27,000	Owned				SST Manufacturing and Warehouse
Brea, California	50,700	Owned				SST Office, Manufacturing and Warehouse
Brea, California	78,000	Owned				SST Office and Warehouse
Brea, California	30,500	Owned				SST Office, Manufacturing and Warehouse
Brea, California	42,900	Owned				SST Warehouse
Brea, California	19,200	Owned				SST Warehouse
Brea, California	20,000	Owned				SST Warehouse
Ontario, California	181,000	Leased	SST		2009	SST Office and Warehouse
McKinney, Texas	317,000	Owned				SST Office, Manufacturing and Warehouse
McKinney, Texas	84,300	Owned				SST Office, Manufacturing and Warehouse
Columbus, Ohio	300,500	Owned				SST Office, Manufacturing and Warehouse
Jacksonville, Florida	112,000	Leased	SST		2011	SST Office and Warehouse
High Point, North Carolina	50,150	Leased	SST		2011	SST Office and Warehouse
Addison, Illinois	52,400	Leased	SST		2013	SST Office, Manufacturing and Warehouse
Enfield, Connecticut	55,100	Leased	SST		2013	SST Office and Warehouse
Kent, Washington	28,800	Leased	SST		2009	SST Office, Manufacturing and Warehouse
Visalia, California	92,000	Owned				SST Office, Manufacturing and Warehouse
Eagan, Minnesota	54,000	Leased	SST		2011	SST & SDV Office and Warehouse
Jessup, Maryland	39,600	Leased	SST		2013	SST Office and Warehouse
Tamworth, England	78,100	Leased	SST	(1)	2012	SST Office, Manufacturing and Warehouse
Tamworth, England	30,000	Leased	SST	(1)	2008	SST Office, Research and Development
Glasgow, Scotland	2,200	Leased	SST	(1)	2008	SST Warehouse

	Approximate
	Square	Owned or			Lease	Segment
Location	Footage	Leased	Lessee		Expires	and Function

Vacaville, California	159,000	Owned				SDV Office, Manufacturing and Warehouse
Vacaville, California	120,300	Owned				SDV Office, Manufacturing and Warehouse
Vicksburg, Mississippi	302,000	Owned				SDV Office, Manufacturing and Warehouse
Fontana, California	17,900	Leased	SDV		2008	SDV Warehouse
Gallatin, Tennessee	48,000	Leased	SST		2009	SST Office, Manufacturing and Warehouse
Gallatin, Tennessee	19,700	Leased	SST		2008	SST Warehouse
Gallatin, Tennessee	194,000	Owned		(2)		SST Office, Manufacturing and Warehouse
Maple Ridge, British Columbia	36,400	Owned				SST Office, Manufacturing and Warehouse
Maple Ridge, British Columbia	2,300	Leased	SST	(3)	2008	SST Warehouse
Maple Ridge, British Columbia	2,400	Leased	SST	(3)	2008	SST Warehouse
Langley, British Columbia	19,700	Leased	SST	(3)	2010	SST Warehouse
Brampton, Ontario	158,000	Leased	SST	(3)	2009	SST & SDV Office, Manufacturing and Warehouse
Odder, Denmark	162,500	Owned				SST Office, Manufacturing and Warehouse
Warsaw, Poland	8,300	Leased	SST	(4)	2008	SST Office and Warehouse
Grossebersdorf, Austria	5,100	Leased	SST	(4)	2008	SST Office and Warehouse
St. Gemme La Plaine, France	99,000	Owned				SST Office, Manufacturing and Warehouse
Blacktown, NSW, Australia	3,800	Leased	SST	(5)	2008	SST Warehouse
Frankfurt, Germany	11,750	Leased	SST	(6)	2011	SST Office and Warehouse
Sittense, Germany	4,600	Leased	SST	(6)	2009	SST Office
Hong Kong, China	3,500	Leased	SST	(7)	2010	SST Office
Beijing, China	2,300	Leased	SST	(7)	2009	SST Office
Baltimore, Maryland	60,750	Leased	SST		2012	SST Office, Manufacturing and Warehouse
Portland, Oregon	5,000	Leased	SST		2010	SST Warehouse
Canton, Massachusetts	5,000	Leased	SST		2010	SST Warehouse
Jacksonville, Florida	5,000	Leased	SST		2008	SST Warehouse

(1)                      Lessee is Simpson Strong-Tie International, Inc., a wholly-owned subsidiary of SST.

(2)                      Property is leased to a third party. Lease expires in December 2008 and the Company expects to occupy it thereafter.

(3)                      Lessee is Simpson Strong-Tie Canada, Ltd., a wholly-owned subsidiary of SST.

(4)                      Lessee is Simpson Strong-Tie Sp.z,o.o., a wholly-owned subsidiary of SST.

(5)                      Lessee is Simpson Strong-Tie Australia Pty. Ltd., a wholly-owned subsidiary of SST.

(6)                      Lessee is Simpson Strong-Tie GmbH, a wholly-owned subsidiary of SST.

(7)                      Lessee is Simpson Strong-Tie Asia Limited, a wholly-owned subsidiary of SST.

The Company’s manufacturing facilities are equipped with specialized equipment and use extensive automation. The Company considers its existing and planned facilities to be suitable and adequate for its operations as currently conducted and as planned through 2008. The manufacturing facilities currently are being operated with one full shift and at most plants with at least a partial second shift. The Company anticipates that it may require additional facilities to accommodate possible future growth.

The Company plans to construct a 175,000 sq. ft. manufacturing and distribution facility in Shanghai, China. The Company has classified its facilities in San Leandro, California, and its vacant factory in McKinney, Texas, as assets held for sale and hopes to sell these properties in 2008. The Company is planning to close its Vicksburg facility in 2009.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SSD.” The following table shows the range of high and low closing sale prices per share of the common stock as reported by the NYSE and dividends paid per share of common stock for the calendar quarters indicated:

	Market Price		Dividends
Quarter	High	Low	Paid
2007
Fourth	$33.55	$25.59	$0.10
Third	37.15	28.78	0.10
Second	33.88	31.16	0.10
First	35.58	29.49	0.08

2006
Fourth	$32.20	$26.07	$0.08
Third	35.91	25.13	0.08
Second	44.94	32.99	0.08
First	43.58	37.77	0.08

The Company estimates that as of February 25, 2008, approximately 65,000 persons beneficially owned shares of the Company’s common stock either directly or through nominees.

In February 2008, the Company’s Board of Directors declared a dividend of $0.10 per share to be paid on April 24, 2008, to stockholders of record on April 3, 2008. The Company currently intends to continue paying dividends quarterly. The Company began declaring quarterly dividends of $0.05 per common share in January 2004. Future dividends, if any, will be determined by the Company’s Board of Directors, based on the Company’s earnings, cash flow, financial condition and other factors deemed relevant by the Board of Directors.

In December 2007, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2008. This replaces the $50.0 million repurchase authorization from February 2007. In February 2007, the Company repurchased 122,500 shares of its common stock for $4.2 million. These shares were retired by the Company in March 2007. During 2006, the Company repurchased 500,000 shares of its common stock for $17.2 million under the 2005 authorization. In June 2006, the Company retired the 500,000 shares of treasury stock with the excess over the par value of the common stock recorded against retained earnings. The Company did not repurchase any shares in 2005.

The following table sets forth certain information as of December 31, 2007, concerning (a) all equity compensation plans of the Company previously approved by the stockholders and (b) all equity compensation plans of the Company not previously approved by the stockholders.

	(a)		(b)	(c)
				Number of
				securities remaining
	Number of securities			available for future
	to be issued		Weighted-average	issuance under equity
	upon exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding securities
Plan Category	warrants & rights		warrants & rights	reflected in column (a))

Equity compensation plans approved by stockholders	2,655,570	(1)	$27.91	7,237,672	(2)
Equity compensation plans not approved by stockholders	0		N/A	103,500	(3)
Total	2,655,570		$27.91	7,341,172

(1)          Excludes an additional 40,000 shares subject to options granted under the Company’s 1994 Stock Option Plan on February 13, 2008.

(2)          Includes 40,000 shares subject to options granted under the Company’s 1994 Stock Option Plan on February 13, 2008.

(3)          Excludes an additional 9,500 shares issued on January 2, 2008, under the Company’s 1994 Employee Stock Bonus Plan. As of December 31, 2007, the Company had reserved 200,000 shares of common stock for issuance as bonuses under the 1994 Employee Stock Bonus Plan, of which 96,500 shares had been issued.

In accordance with section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company’s Chief Executive Officer submitted to the NYSE an unqualified certification. In addition, the Company filed as Exhibit 31 to its 2006 Annual Report on Form 10-K, the Sarbanes-Oxley Act of 2002 Section 302 certification regarding the quality of the Company’s public disclosure.

Company Stock Price Performance

The graph below compares the cumulative total stockholder return on the Company’s common stock from December 31, 2002, through December 31, 2007, with the cumulative total return on the S & P 500 Index and the Dow Jones Building Materials Index over the same period (assuming the investment of $100 in the Company’s common stock and in each of the indices on December 31, 2002, and reinvestment of all dividends).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Simpson Manufacturing Co., Inc., The S&P 500 Index

And The Dow Jones US Building Materials & Fixtures Index

*$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.  Fiscal year ending December 31.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years ended December 31, 2007, 2006, 2005, 2004 and 2003 (presented in thousands, except per share amounts), derived from the audited Consolidated Financial Statements of the Company, the most recent three years of which appear elsewhere herein. As of January 1, 2003, the Company commenced expensing its stock options with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company adopted Financial  Accounting Standards  Board (“FASB”)  Interpretation No. 48, “Accounting for  Uncertainty in  Income Taxes, an interpretation of FASB Statement No. 109”  (“FIN  48”), on January 1, 2007. The presentation of the information in the tables below complies with the accounting pronouncements, but is not necessarily comparable with prior years. In November 2004, the Company completed a 2-for-1 stock split effected in the form of a stock dividend of its common stock. All of the share and per-share numbers have been adjusted to reflect these stock splits. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Years Ended December 31,
	2007	2006	2005	2004	2003

Statement of Operations Data:
Net sales	$816,988	$863,180	$846,256	$698,053	$548,182
Cost of sales	511,499	517,885	515,420	404,388	318,927
Gross profit	305,489	345,295	330,836	293,665	229,255

Research and development and other engineering expense	20,115	19,254	14,573	13,029	10,975
Selling expense	75,954	72,199	64,317	58,869	49,669
General and administrative expense	88,618	91,975	100,261	90,959	70,434
Impairment of goodwill	10,666	—	—	—	—
Loss (gain) on sale of assets	(713)	457	(2,044)	(409)	104
Income from operations	110,849	161,410	153,729	131,217	98,073

Income (loss) in equity method investment, before tax	(33)	(97)	284	—	—
Interest income, net	5,759	3,719	1,551	385	999
Income before income taxes	116,575	165,032	155,564	131,602	99,072

Provision for income taxes	47,833	62,370	57,170	50,094	38,510
Minority interest	—	166	—	—	—
Net income	$68,742	$102,496	$98,394	$81,508	$60,562

Basic net income per share of common stock	$1.42	$2.12	$2.05	$1.70	$1.23

Diluted net income per share of common stock	$1.40	$2.10	$2.02	$1.67	$1.21

Cash dividends declared per share of common stock	$0.40	$0.32	$0.23	$0.20	$—

	December 31,
	2007	2006	2005	2004	2003

Balance Sheet Data:
Working capital	$438,538	$399,082	$342,496	$268,711	$269,498
Property, plant and equipment, net	198,117	197,180	166,480	137,609	107,226
Total assets	817,679	735,334	659,715	545,137	461,692
Line of credit and long-term debt, including current portion	1,029	665	5,114	2,976	6,292
Total liabilities	94,279	82,459	96,249	82,212	61,388
Minority interest in consolidated VIEs	—	—	5,337	—	—
Total stockholders’ equity	723,400	652,875	558,129	462,925	400,304

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the years ended December 31, 2007, 2006 and 2005, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere herein.

Overview

The Company’s net sales decreased to $817.0 million in 2007 from $846.3 million in 2005, reflecting slower homebuilding activity. Net sales decreased in 2007 from 2005 in all regions of the United States, with above average rates of decline in California and the southeastern and midwestern portions of the country, although net sales to home centers increased slightly over the same period. Expansion into international markets helped to offset the sales decline in the United States over the last three years. Sales outside of the United States have increased significantly, due in large part to the acquisition of BMF Bygningsbeslag A/S (“BMF”) in January 2001 and to the acquisition of MGA Construction Hardware & Steel Fabricating Limited and MGA Connectors Limited (collectively, “MGA”) in May 2003. Gross profit margin decreased to 37.4% in 2007 from 39.1% in 2005 primarily due to increased material cost, mainly steel, and a higher proportion of fixed overhead costs.

In recent years, home centers have been one of the Company’s fastest growing distribution channels. A large part of that growth was sales to The Home Depot, which exceeded 10% of the Company’s consolidated net sales in each of the last three years (see “Item 1A – Risk Factors” and Note 14 to the Company’s Consolidated Financial Statements). Consolidation of retailers and distributors has occurred over time. While the consolidation of these large retailers and distributors provides the Company with opportunities for growth, the increasing size and importance of individual customers exposes Simpson Strong-Tie to potential over-dependence. The loss of any of the larger home centers and distributors as customers would have a material adverse effect on SST, unless and until either such customers are replaced or SST makes the necessary adjustments (if possible) to compensate for the loss of business.

Results of Operations

The following table sets forth, for the years indicated, the percentage of net sales of certain items in the Company’s Consolidated Statements of Operations.

	Years Ended December 31,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	62.6%	60.0%	60.9%
Gross profit	37.4%	40.0%	39.1%
Research and development and other engineering	2.5%	2.2%	1.7%
Selling expense	9.3%	8.4%	7.6%
General and administrative expense	10.8%	10.7%	11.8%
Impairment of goodwill	1.3%	—	—
Loss (gain) on sale of assets	(0.1)%	—	(0.2)%
Income from operations	13.6%	18.7%	18.2%
Interest income, net	0.7%	0.4%	0.2%
Income before income taxes	14.3%	19.1%	18.4%
Provision for income taxes	5.9%	7.2%	6.8%
Net income	8.4%	11.9%	11.6%

In December 2007, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2008. This replaces the $50.0 million repurchase authorization from February 2007. In February 2007, the Company repurchased 122,500 shares of its common stock for $4.2 million. The Company retired these shares in March 2007. During 2006, the Company purchased 500,000 shares of its common stock for $17.2 million under the 2005 authorization. There were no repurchases made by the Company during 2005.

Comparison of the Years Ended December 31, 2007 and 2006

Net Sales

In 2007, net sales decreased 5.4% to $817.0 million from $863.2 million in 2006. In 2007, sales declined throughout the United States, while sales in Europe and Canada increased. Simpson Strong-Tie’s sales to contractor and dealer distributors had the largest percentage rate decreases in 2007, reflecting slower homebuilding activity, while sales to home centers were flat. Sales decreased in 2007 across most of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of all of Simpson Dura-Vent’s product lines decreased in 2007 when compared to 2006.

Gross Profit

Gross profit decreased 11.5% from $345.3 million in 2006 to $305.5 million in 2007. As a percentage of net sales, gross profit decreased from 40.0% in 2006 to 37.4% in 2007. This decrease was primarily due to higher manufacturing costs and a higher proportion of fixed overhead costs to total costs, resulting primarily from the lower sales volume.

The Company continues to face uncertainty in the cost and availability of steel. Several factors are contributing to this uncertainty. Global demand and high raw material and energy prices have led the Company to believe that steel prices are likely to increase further in the near term. In addition, major domestic integrated steel producers have consolidated over the last several years. To mitigate the effect of the rising steel prices, the Company had sales price increases in 2007. If steel prices increase and the Company is not able to maintain its prices or increase them sufficiently, the Company’s margins could deteriorate further.

Research and Development and Other Engineering

Research and development and other engineering expenses increased 4.5% from $19.3 million in 2006 to $20.1 million in 2007. This increase was primarily due to additional staff, incentive pay, and other personnel costs, totaling $0.5 million.

Selling Expense

Selling expenses increased 5.2% from $72.2 million in 2006 to $76.0 million in 2007. The increase was driven primarily by a $5.1 million increase in expenses associated with sales and marketing personnel, the payment of a one-time $1.0 million commitment as a co-sponsor of a new exhibit at INNOVENTIONS at Epcot® at the Walt Disney World® Resort in Florida and the donation of $0.6 million in cash and products (expensed at cost) primarily to Habitat for Humanity International, Inc. The INNOVENTIONS exhibit is intended to educate homeowners about severe weather preparedness and mitigation as well as showcase various products and techniques they can use to build weather resistant housing. These increases were partly offset by a decrease in promotional expenses of $2.0 million and decreased agent commissions, primarily as a result of lower Simpson Dura-Vent sales, of $1.1 million.

General and Administrative Expense

General and administrative expenses decreased 3.7% from $92.0 million in 2006 to $88.6 million in 2007. The major components of the decrease were reduced cash profit sharing of $9.7 million and lower expenses related to the relocation of the Company’s home office in the second quarter of 2006, of $0.9 million. These decreases were partly offset by an increase in depreciation and amortization charges totaling $2.3 million and higher administrative personnel costs of $2.1 million, both of which included incremental expenses associated with the acquisition of Swan Secure. Legal and professional services fees also increased by $0.9 million over the prior year.  The Company believes that the pre-tax stock option expense for 2008 will be $3.6 million related to stock options granted during 2005, 2006, 2007 and 2008.

Impairment of Goodwill

In 2007, the Company recorded a goodwill impairment charge of $10.7 million, primarily as a result of decreased future cash flows of its Canada unit that will result from the planned move in late 2008 or early 2009 of part of its production from Canada to a new facility to be constructed in China. The decision to move the production was made in October 2007. The method to determine the fair value of the Canadian reporting unit was a discounted cash flow model supported by market approaches, which were based on earnings multiples realized by similar public companies and on representative merger and acquisition transactions of a similar nature and industry. See “Critical Accounting Policies and Estimates – Goodwill Impairment Testing.”

Interest Income and Expense

Interest income is generated on the Company’s cash and cash equivalents balances. Interest income increased primarily as a result of higher interest rates. Interest expense includes interest, account maintenance fees and bank charges.

Provision for Income Taxes

The Company’s effective tax rate was 41.0% in 2007, up from 37.8% in 2006. The effective tax rate increased primarily because the majority of the $10.7 million goodwill impairment charge is not deductible for tax purposes.

Connector Products – Simpson Strong-Tie (SST)

Simpson Strong-Tie’s income from operations decreased 26.6% from $155.7 million in 2006 to $114.4 million in 2007.

Net Sales

In 2007, Simpson Strong-Tie’s net sales decreased 3.3% to $745.7 million from $771.2 million in 2006. SST accounted for 91.3% of the Company’s total net sales in 2007, an increase from 89.3% in 2006. The decrease in net sales at SST resulted from a decrease in sales volume, partly offset by an increase in average prices of 6%. In 2007, sales declined throughout the United States, with the exception of the Midwest, which was up slightly and the Northeast, which was flat, while sales in Europe and Canada increased. Simpson Strong-Tie’s sales to contractor and dealer distributors had the largest percentage rate decreases in 2007, reflecting slower homebuilding activity, while sales to home centers increased slightly. Sales decreased in 2007 across most of Simpson Strong-Tie’s major product lines, particularly those used in new home construction.

Gross Profit

Simpson Strong-Tie’s gross profit decreased 8.8% to $296.2 million in 2007 from $324.9 million in 2006. As a percentage of net sales, gross profit decreased to 39.7% in 2007 from 42.1% in 2006. This decrease was primarily due to higher manufacturing costs, including material costs, and to higher fixed overhead costs as a percentage of sales as a result of the lower sales volume.

Selling Expense

Simpson Strong-Tie’s selling expense increased 8.0% to $68.8 million in 2007 from $63.7 million in 2006. The increase was driven primarily by a $3.4 million increase in expenses associated with sales and marketing personnel, the INNOVENTIONS one-time $1.0 million payment and the donation of $0.6 million in cash and products (expensed at cost) primarily to Habitat for Humanity International, Inc.

General and Administrative Expense

Simpson Strong-Tie’s general and administrative expense decreased 3.1% to $84.2 million in 2007 from $86.8 million in 2006. The decrease was primarily due to reduced cash profit sharing expenses included in administrative expenses totaling $9.3 million, partly offset by increases in depreciation and amortization costs of $2.2 million, which included incremental expenses associated with the acquisition of Swan Secure in July 2007, bad debt expense of $0.6 million, and professional service expenses of $0.7 million.

European Operations

For its European operations, Simpson Strong-Tie recorded after-tax net income of $2.4 million in 2007 compared to after-tax net income of $4.4 million in 2006.

Venting Products – Simpson Dura-Vent (SDV)

Simpson Dura-Vent’s income from operations decreased from $7.2 million in 2006 to a loss of $2.6 million in 2007.

Net Sales

In 2007, Simpson Dura-Vent’s net sales decreased 22.5% to $71.3 million as compared to net sales of $92.0 million in 2006. SDV accounted for 8.7% of the Company’s total net sales in 2007, a decrease from 10.7% in 2006. The decrease in net sales at SDV resulted from a decrease in sales volume, partly offset by price increases that averaged 6%. Sales were down in all regions of the United States in 2007 compared to 2006. Sales to all distribution channels were down in 2007 as compared to 2006. Sales of all of Simpson Dura-Vent’s product lines decreased in 2007 when compared to 2006.

Gross Profit

Simpson Dura-Vent’s gross profit decreased 54.4% to $9.4 million in 2007 from $20.5 million in 2006. As a percentage of net sales, gross profit decreased to 13.1% in 2007 from 22.3% in 2006. This decrease was primarily due to higher manufacturing costs and by higher fixed overhead costs as a percentage of sales as a result of the lower sales volume.

Selling Expense

Simpson Dura-Vent’s selling expense decreased 15.2% to $6.9 million in 2007 from $8.2 million in 2006 primarily due to decreased agent commissions, on lower Simpson Dura-Vent sales, of $1.0 million.

Administrative and All Other (Company)

Interest Income and Expense

Interest income is generated on the Company’s cash and cash equivalents balances. Interest income increased primarily as a result of higher interest rates. Interest expense includes interest, account maintenance fees and bank charges.

Comparison of the Years Ended December 31, 2006 and 2005

Net Sales

In 2006, net sales increased 2.0% to $863.2 million as compared to net sales of $846.3 million in 2005. Although the Company’s net sales increased for the year, net sales in the third and fourth quarters of 2006 decreased compared to the same quarters of 2005. The majority of the Company’s sales growth in the United States occurred only in the Southeast and sales were flat elsewhere, with the exception of California, where sales decreased. Sales in Canada and continental Europe were strong and sales in the United Kingdom were up only marginally. Sales to home centers and dealer and contractor distributors in total were flat in 2006. Sales were mixed across Simpson Strong-Tie’s major product lines. Simpson Strong-Tie’s Quik Drive and Anchor Systems product lines both had increases in sales while sales of products used primarily in new home construction, including the Strong-Wall product line, decreased. Sales of Simpson Dura-Vent’s pellet vent and chimney product lines both increased in 2006, while sales of its gas vent and Direct-Vent products in 2006 decreased when compared to 2005.

Gross Profit

Gross profit increased 4.4% to $345.3 million in 2006 from $330.8 million in 2005. As a percentage of net sales, gross profit increased to 40.0% in 2006 from 39.1% in 2005. This increase was primarily due to lower manufacturing costs, partly offset by higher fixed overhead costs as a percentage of sales as a result of the lower sales volume in the second half of the year.

The Company faced uncertainty in the cost and availability of steel. Several factors contributed to this uncertainty. High raw material and energy prices led the Company to believe that steel prices were likely to remain at increased levels in the near term. In addition, major domestic integrated steel producers have consolidated over the last several years. To mitigate the effect of the rising steel prices and to avoid possible shortages in supply, the Company increased its purchasing efforts in the second half of 2006. In addition, the Company had sales price increases in 2006, to offset the rising cost of steel.

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

General and Administrative Expense

General and administrative expenses decreased 8.3% from $100.3 million in 2005 to $92.0 million in 2006. The decrease was primarily due to reduced cash profit sharing and stock compensation costs included in administrative expenses totaling $14.0 million, partly offset by increases in other personnel costs of $2.6 million, facility relocation expenses of $1.5 million and professional service expenses of $1.1 million.

Interest Income and Expense

Interest income is generated on the Company’s cash and cash equivalents balances. Interest income increased primarily as a result of higher interest rates. Interest expense includes interest, account maintenance fees and bank charges.

Provision for Income Taxes

The Company’s effective tax rate was 37.8% in 2006, up from 36.8% in 2005. The effective tax rates exceeded the federal statutory rate of 35.0%, primarily due to the effect of state income taxes, net of the federal benefit.

Connector Products – Simpson Strong-Tie (SST)

Simpson Strong-Tie’s income from operations increased 6.6% to $155.7 million in 2006 from $146.1 million in 2005.

Net Sales

In 2006, Simpson Strong-Tie’s net sales increased 2.5% to $771.2 million as compared to net sales of $752.2 million in 2005. SST accounted for 89.3% of the Company’s total net sales in 2006, an increase from 88.9% in 2005. The increase in net sales at SST resulted from an increase in average prices of 4%, partly offset by a decrease in sales volume. The majority of the sales growth in the United States occurred in the Southeast and sales were up slightly elsewhere, with the exception of California, where sales decreased. Sales in Canada and continental Europe were strong and sales in the United Kingdom were up only marginally. Sales to home centers and dealer and contractor distributors in total were flat in 2006, while sales to lumber dealers were up. Sales were mixed across major product lines. The Quik Drive and Anchor Systems product lines both had increases in sales while sales of products used primarily in new home construction, including the Strong-Wall product line, decreased.

Gross Profit

Simpson Strong-Tie’s gross profit increased 5.5% to $324.9 million in 2006 from $307.9 million in 2005. As a percentage of net sales, gross profit increased to 42.1% in 2006 from 40.9% in 2005. This increase was primarily due to lower manufacturing costs, partly offset by higher fixed overhead costs as a percentage of sales as a result of the lower sales volume in the second half of the year.

Research and Development and Other Engineering

Simpson Strong-Tie’s research and development and other engineering expense increased 32.7% to $18.4 million in 2006 from $13.8 million in 2005. This increase was primarily due to additional staff, incentive pay, other personnel costs and product testing, totaling $4.4 million.

Selling Expense

Simpson Strong-Tie’s selling expense increased 13.5% to $63.7 million in 2006 from $56.1 million in 2005. The increase was driven primarily by a $4.3 million increase in expenses associated with sales and marketing personnel and a $1.8 million increase in promotional costs.

General and Administrative Expense

Simpson Strong-Tie’s general and administrative expense decreased 7.6% to $86.8 million in 2006 from $94.0 million in 2005. The decrease was primarily due to reduced cash profit sharing expense included in administrative expenses totaling $10.2 million, partly offset by increases in other personnel costs of $4.4 million, facility relocation expenses of $1.3 million and professional service expenses of $0.4 million.

European Operations

For its European operations, Simpson Strong-Tie recorded after-tax net income of $4.4 million in 2006 compared to after-tax net income of $2.2 million in 2005.

Venting Products – Simpson Dura-Vent (SDV)

Simpson Dura-Vent’s income from operations decreased 17.1% to $7.2 million in 2006 from $8.7 million in 2005.

Net Sales

In 2006, Simpson Dura-Vent’s net sales decreased 2.2% to $92.0 million as compared to net sales of $94.0 million in 2005. SDV accounted for 10.7% of the Company’s total net sales in 2006, a decrease from 11.1% in 2005. The decrease in net sales at SDV resulted from a decrease in sales volume, partly offset by price increases that averaged 5%. Sales were down in all regions of the United States in 2006 compared to 2005, with the exception of the western region, excluding California, and in the Midwest, where sales were up slightly. Sales to home centers were up in 2006, while sales to dealers and original equipment manufacturers were down. Sales of pellet vent and chimney product lines both increased in 2006, while sales of gas vent and Direct-Vent products in 2006 decreased when compared to 2005.

Gross Profit

Simpson Dura-Vent’s gross profit decreased 10.5% to $20.5 million in 2006 from $22.9 million in 2005. As a percentage of net sales, gross profit decreased to 22.3% in 2006 from 24.4% in 2005. This decrease was primarily due to higher manufacturing costs and by higher fixed overhead costs as a percentage of sales as a result of the lower sales volume in 2006 when compared to 2005.

General and Administrative Expense

Simpson Dura-Vent’s general and administrative expense decreased 20.7% to $4.1 million in 2006 from $5.2 million in 2005. The decrease was primarily due to reduced cash profit sharing expense included in administrative expense totaling $0.9 million.

Administrative and All Other (Company)

Interest Income and Expense

Interest income is generated on the Company’s cash and cash equivalents balances. Interest income increased primarily as a result of higher interest rates. Interest expense includes interest, account maintenance fees and bank charges.

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value (market). Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

•                  Raw materials and purchased finished goods – principally valued at cost determined on a weighted average basis.

•                  In-process products and finished goods – cost of direct materials and labor plus attributable overhead based on a normal level of activity.

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

Comparable inventory values are as follows (in thousands):

	December 31,
	2007	2006
Gross Inventories:
Raw materials	$82,164	$86,927
In-process products	23,674	24,209
Finished goods	122,842	111,952

Less:
Slow moving, obsolete and net realizable value provisions	(10,338)	(5,480)
Net inventory valuation	$218,342	$217,608

Activity in the inventory reserve is summarized as follows (in thousands):

	Years ended December 31,
	2007	2006	2005

Beginning balance	$5,480	$5,399	$4,592
Provisions released following disposal of inventory	57	—	(306)
Additional provisions made	4,801	81	1,113
Ending balance	$10,338	$5,480	$5,399

Unexpected change in market demand, building codes or buyer preferences could reduce the rate of inventory turnover and require the Company to increase its reserve for obsolescence.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and incentives, whether actual or estimated based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectibility is reasonably assured and pricing is fixed or determinable. The Company’s general shipping terms are F.O.B. shipping point, where title is transferred and revenue is recognized when the products are shipped to customers. When the Company sells F.O.B. destination point, title is transferred and the Company recognizes revenue on delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing aftermarket repair and maintenance and engineering activities, though significantly less than 1% of net sales and not material to the consolidated financial statements, are recognized as the services are completed. If the actual costs of sales returns, incentives and discounts were to significantly exceed the recorded estimated allowance, the Company’s sales would be adversely affected.

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

Activity in the allowance for doubtful accounts is summarized as follows (in thousands):

	Years ended December 31,
	2007	2006	2005

Beginning balance	$2,286	$2,131	$2,397
Adjustments, recoveries and write-offs	(275)	(77)	(132)
Increase (decrease) to bad debt provision	713	232	(134)
Ending balance	$2,724	$2,286	$2,131

Goodwill Impairment Testing

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (in the fourth quarter for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or disposition or relocation of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using market approaches or discounted cash flow methodology. This requires significant judgments, including estimation of future cash flows, which depends on internal forecasts, estimation of the long-term rate of growth for the Company’s business, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment for each reporting unit. Actual cash flows in the future may differ significantly from those assumed. The Company has allocated goodwill to reporting units based on the reporting unit expected to benefit from the acquisition.

In 2007, the Company recorded a goodwill impairment charge of $10.7 million related to its Canadian reporting unit, resulting primarily from decreased future cash flows due to the planned move of production of certain products from Canada to China in late 2008 or early 2009. The method to determine the fair value of the Canadian reporting unit was a discounted cash flow model supported by market approaches, which were based on earnings multiples realized by similar public companies and on representative merger and acquisition transactions of a similar nature and industry.

Effect of New Accounting Standards

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007.  The Company has not yet adopted the provisions of SFAS No. 157, “Fair Value Measurements,” SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” See Note 1 to the Company’s Consolidated Financial Statements.

Liquidity and Sources of Capital

The Company’s liquidity needs arise principally from working capital requirements, capital expenditures and business acquisitions. During the three years ended December 31, 2007, the Company relied on internally generated funds to finance these needs. The Company’s working capital requirements are seasonal with the highest need typically occurring in the second and third quarters of the year. Cash and cash equivalents were $186.1 million and $148.3 million at December 31, 2007 and 2006, respectively. Working capital was $438.5 million and $399.1 million at December 31, 2007 and 2006, respectively. As of December 31, 2007, the Company had $1.0 million in revolving line of credit borrowings and had available to it unused credit facilities of $205.1 million.

The Company’s operating activities provided $126.8 million, $99.1 million and $130.6 million in net cash in 2007, 2006 and 2005, respectively. In 2007, cash was provided by net income of $68.7 million and noncash expenses, including impairments of goodwill and a long-lived asset, depreciation and amortization, and noncash compensation related to stock plans, totaling $45.4 million, reductions in trade accounts receivable and inventories of $13.0 million and $5.8 million, respectively, and an increase in trade accounts payable of $3.1 million. These increases were partly offset by decreases in accrued cash profit sharing and commissions and income taxes payable of $3.7 million and $3.9 million, respectively, and an increase in deferred income taxes of $3.7 million. The balance of the cash provided in 2007 resulted from changes in other asset and liability accounts, none of which was material.

The Company’s investing activities used $75.2 million, $60.5 million and $21.7 million in net cash in 2007, 2006 and 2005, respectively. Cash paid for asset acquisitions, primarily for the acquisition of Swan Secure in July 2007, was $42.5 million. Cash paid for capital expenditures was $36.1 million in 2007, down from $60.7 million in 2006. The Company used $16.0 million of these expenditures in 2007 to purchase or improve its real estate, primarily to expand its facilities located in Vacaville and Stockton, California, and to purchase a facility in Maple Ridge, British Columbia. The Company also used $13.9 million in 2007 to purchase machinery and equipment for its facilities throughout the United States. The Company plans capital expenditures in 2008 totaling approximately $23.3 million.

In February 2007, the Company purchased a facility it had been leasing in Maple Ridge, British Columbia, for $4.0 million. In July 2007, the Company purchased all of the stock of Swan Secure for $42.1 million, net of cash received. Swan Secure is a manufacturer and distributor of fasteners, largely stainless steel, and its products are marketed throughout the United States. In September 2007, the Company completed the sale of its vacant warehouse in McKinney, Texas, for total proceeds of $2.5 million.

The Company’s vacant facilities in San Leandro, California, and vacant factory in McKinney, Texas, have been classified as assets held for sale. In September 2007, an environmental analysis of the San Leandro property indicated that it had contamination related to spilled fuel that would require an estimated $0.3 million to remediate. The clean-up is expected to be completed within 12 months. The Company expects to sell the property after the remediation has been completed. In November 2007, the Company entered into an agreement to sell the vacant factory in McKinney, Texas, for $1.9 million.

The Company’s financing activities used $17.4 million, $21.5 million, and $6.8 million in net cash in 2007, 2006 and 2005, respectively. Uses of cash for financing activities were primarily from payments of cash dividends of $18.4 million, the repurchase of 122,500 shares of the Company’s common stock totaling $4.2 million to offset the dilution of stock options granted in 2007, and payments on the Company’s long-term debt, primarily related to its European operations, of $6.9 million. Cash provided by financing activities was primarily from line-of-credit borrowings of $7.2 million and the issuance of the Company’s common stock through the exercise of stock options totaling $4.8 million. In February 2008, the Company’s Board of Directors declared a dividend of $0.10 per share, a total of $4.9 million, to be paid on April 24, 2008, to stockholders of record on April 3, 2008.

In October 2007, the Company entered into an unsecured credit agreement with a syndicate of banks providing for a 5-year revolving credit facility of $200 million.  The Company has the ability to increase the amount available under the credit agreement by an additional $200 million, to a maximum of $400 million, by obtaining additional commitments from existing lenders or new lenders and satisfying certain other conditions. The Company is required to pay an annual facility fee of 0.08% to 0.10% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. Amounts borrowed under the credit agreement will bear interest at an annual rate equal to either, at the Company’s option, (a) the British Bankers Association London Interbank Offered Rate for the appropriate currency appearing on Reuters Screen LIBOR01-02 Page (the “LIBO Rate”) plus a spread of from 0.27% to 0.40%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) the Base Rate, plus a spread of 0.50%.  The Company will pay participation fees for outstanding standby letters of credit at an annual rate equal to the LIBO Rate plus the applicable spreads described in the preceding sentence, and will pay market-based fees for commercial letters of credit. Loans outstanding under the credit agreement may be prepaid at any time without penalty except for LIBO Rate breakage costs and expenses.

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

The Company is in compliance with its debt covenants.

The Company’s contractual obligations, as of December 31, 2007, for future payments are as follows, in thousands:

	Payments Due by Period
	Total	Less			More
	all	than 1	1 – 3	3 – 5	than 5
Contractual Obligation	periods	year	years	years	years

Line of credit obligations	$1,029	$1,029	$—	$—	$—
Debt interest obligations	819	206	320	293	—
Operating lease obligations	22,230	7,242	10,336	4,381	271
Purchase obligations	3,897	3,315	582	—	—
Total	$27,975	$11,792	$11,238	$4,674	$271

Purchase obligations consist of commitments primarily related to the construction or expansion of facilities and equipment, consulting agreements, and minimum purchase quantities of certain raw materials. The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. Debt interest obligations include interest payments on fixed term debt, line of credit borrowings and annual maintenance fees on the Company’s primary line-of-credit facility. Interest on line-of-credit facilities was estimated based on historical borrowings and repayment patterns. The Company’s primary line-of-credit facility includes annual maintenance fees of that range, depending on the Company’s leverage ratio, from 0.08% to 0.10% on the unused portion of the facilities.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. At December 31, 2007, the Company’s expected payment for contractual obligations includes $8.9 million of gross liability for uncertain tax positions associated with the adoption of FIN 48, although the Company cannot estimate the timing of cash settlement of this liability. This amount does not include any amount receivable that may arise from the settlement of the Company’s uncertain tax positions. See Notes 1 and 10 to the Company’s Consolidated Financial Statements.

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

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to the Company’s operations taken as a whole. The translation adjustment resulted in an increase in accumulated other comprehensive income of $13.8 million for the year ended December 31, 2007, primarily due to the effect of the weakening of the United States dollar in relation to the European and Canadian currencies.

Item 8. Consolidated Financial Statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Simpson Manufacturing Co., Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Simpson Manufacturing Co., Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A of the 2007 Annual Report.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes upon adoption of the accounting guidance of FASB Interpretation No. 48 in 2007 and changed the manner in which it accounts for share-based compensation upon adoption of FAS 123(R) in 2006.

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

As described in Item 9A of the 2007 Annual Report, management has excluded Swan Secure from its assessment of internal control over financial reporting as of December 31, 2007, because it was acquired by the Company in a stock purchase during 2007.  We have also excluded Swan Secure from our audit of internal control over financial reporting.  Swan Secure is a division of Simpson Strong-Tie Company Inc. whose total assets and total revenues represent approximately 6% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 29, 2008

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$186,142	$148,299
Trade accounts receivable, net	88,340	95,991
Inventories	218,342	217,608
Deferred income taxes	11,623	11,216
Assets held for sale	9,677	—
Other current assets	8,753	6,224
Total current assets	522,877	479,338

Property, plant and equipment, net	198,117	197,180
Goodwill	57,418	44,337
Equity method investment	—	33
Intangible assets	23,239	8,736
Deferred income taxes	9,619	4,301
Other noncurrent assets	6,409	1,409
Total assets	$817,679	$735,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and current portion of long-term debt	$1,029	$327
Trade accounts payable	27,226	22,909
Accrued liabilities	39,188	36,874
Accrued profit sharing trust contributions	8,651	8,616
Accrued cash profit sharing and commissions	4,129	7,817
Accrued workers’ compensation	4,116	3,712
Total current liabilities	84,339	80,255

Long-term debt, net of current portion	—	338
Other long-term liabilities	9,940	1,866
Total liabilities	94,279	82,459

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, par value $0.01; authorized shares, 5,000; issued and outstanding shares, none	—	—
Common stock, par value $0.01; authorized shares, 160,000; issued and outstanding shares, 48,552 and 48,412 at December 31, 2007 and 2006, respectively:	485	484
Additional paid-in capital	126,119	114,535
Retained earnings	571,499	526,362
Accumulated other comprehensive income	25,297	11,494
Total stockholders’ equity	723,400	652,875
Total liabilities and stockholders’ equity	$817,679	$735,334

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005

Net sales	$816,988	$863,180	$846,256
Cost of sales	511,499	517,885	515,420
Gross profit	305,489	345,295	330,836

Operating expenses
Research and development and other engineering	20,115	19,254	14,573
Selling	75,954	72,199	64,317
General and administrative	88,618	91,975	100,261
Impairment of goodwill	10,666	—	—
Loss (gain) on sale of assets	(713)	457	(2,044)
	194,640	183,885	177,107

Income from operations	110,849	161,410	153,729

Income (loss) in equity method investment, before tax	(33)	(97)	284
Interest income	5,988	3,927	1,745
Interest expense	(229)	(208)	(194)
Income before income taxes	116,575	165,032	155,564

Provision for income taxes	47,833	62,370	57,170
Minority interest	—	166	—

Net income	$68,742	$102,496	$98,394

Net income per common share
Basic	$1.42	$2.12	$2.05
Diluted	$1.40	$2.10	$2.02

Weighted average number of shares outstanding
Basic	48,472	48,300	48,081
Diluted	48,928	48,891	48,606

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the years ended December 31, 2005, 2006 and 2007

(In thousands, except per share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2005	47,929	$479	$79,877	$369,154	$13,415	$—	$462,925
Comprehensive income:
Net income	—	—	—	98,394	—	—	98,394
Other comprehensive income:
Change in net unrealized gains or losses on available- for-sale investments	—	—	—	—	58	—	58
Translation adjustment	—	—	—	—	(6,699)	—	(6,699)
Comprehensive income							91,753
Options exercised	372	4	4,091	—	—	—	4,095
Stock compensation expense	—	—	5,873	—	—	—	5,873
Tax benefit of options exercised	—	—	3,843	—	—		3,843
Cash dividends declared on common stock ($0.23 per share)	—	—	—	(11,074)	—	—	(11,074)
Common stock issued at $34.34 per share	21	—	714	—	—	—	714
Balance, December 31, 2005	48,322	483	94,398	456,474	6,774	—	558,129
Comprehensive income:
Net income	—	—	—	102,496	—	—	102,496
Other comprehensive income:
Translation adjustment	—	—	—	—	4,720	—	4,720
Comprehensive income							107,216
Options exercised	584	6	8,941	—	—	—	8,947
Stock compensation expense	—	—	7,618	—	—	—	7,618
Tax benefit of options exercised	—	—	3,349	—	—	—	3,349
Cash dividends declared on common stock ($0.32 per share)	—	—	—	(15,447)	—	—	(15,447)
Repurchase of common stock	(500)	—	—	—	—	(17,166)	(17,166)
Retirement of treasury stock	—	(5)	—	(17,161)	—	17,166	—
Common stock issued at $36.35 per share	6	—	229	—	—	—	229
Balance, December 31, 2006	48,412	484	114,535	526,362	11,494	—	652,875
Cumulative effect due to adoption of FIN 48	—	—	—	(16)	—	—	(16)
Balance, January 1, 2007	48,412	484	114,535	526,346	11,494	—	652,859
Comprehensive income:
Net income	—	—	—	68,742	—	—	68,742
Other comprehensive income:
Translation adjustment	—	—	—	—	13,803	—	13,803
Comprehensive income							82,545
Options exercised	252	2	4,830	—	—	—	4,832
Stock compensation expense	—	—	5,893	—	—	—	5,893
Tax benefit of options exercised	—	—	554	—	—	—	554
Cash dividends declared on common stock ($0.40 per share)	—	—	—	(19,399)	—	—	(19,399)
Repurchase of common stock	(122)	—	—	—	—	(4,191)	(4,191)
Retirement of treasury stock	—	(1)	—	(4,190)	—	4,191	—
Common stock issued at $31.65 per share	10	—	307	—	—	—	307
Balance, December 31, 2007	48,552	$485	$126,119	$571,499	$25,297	$—	$723,400

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities
Net income	$68,742	$102,496	$98,394
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of assets	(713)	457	(2,044)
Depreciation and amortization	27,984	24,536	22,370
Impairment of long-lived assets	465	—	—
Impairment of goodwill	10,666	—	—
Loss on sale of available-for-sale investments	—	—	2
Deferred income taxes	(3,745)	(2,141)	(4,589)
Noncash compensation related to stock plans	6,333	7,765	6,385
Loss (income) in equity method investment	33	97	(284)
Tax benefit of options exercised	—	—	3,843
Excess tax benefit of options exercised	(746)	(3,056)	—
Provision for obsolete inventory	4,801	81	1,113
Provision for (recovery of) doubtful accounts	713	232	(134)
Minority interest	—	166	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	12,999	7,109	(13,260)
Inventories	5,803	(34,139)	8,409
Other current assets	(1,540)	(654)	(4,714)
Other noncurrent assets	340	(35)	(192)
Trade accounts payable	3,105	(8,053)	(3,025)
Accrued liabilities	(503)	577	11,403
Accrued profit sharing trust contributions	(77)	868	701
Accrued cash profit sharing and commissions	(3,748)	(2,417)	2,025
Other long-term liabilities	(536)	711	1,249
Accrued workers’ compensation	404	450	502
Income taxes payable	(3,935)	4,017	2,448
Net cash provided by operating activities	126,845	99,067	130,602

Cash flows from investing activities
Capital expenditures	(36,091)	(51,537)	(42,602)
Acquisition of minority interest	—	(9,135)	—
Distributions from equity investment	—	114	—
Proceeds from sale of capital assets	3,363	86	4,068
Asset acquisitions, net of cash acquired	(42,470)	—	—
Maturities of available-for-sale investments	—	—	12,100
Sales of available-for-sale investments	—	—	4,700
Net cash used in investing activities	(75,198)	(60,472)	(21,734)

Cash flows from financing activities
Line of credit borrowings	7,166	727	699
Repayment of debt and line of credit borrowings	(6,868)	(1,599)	(2,006)
Debt issuance costs	(687)	—	—
Repurchase of common stock	(4,191)	(17,166)	—
Issuance of Company’s common stock	4,832	8,947	4,095
Excess tax benefit of options exercised	746	3,056	—
Dividends paid	(18,415)	(15,444)	(9,606)
Net cash used in financing activities	(17,417)	(21,479)	(6,818)

Effect of exchange rate changes on cash	3,613	(20)	(1,764)

Net increase in cash and cash equivalents	37,843	17,096	100,286
Cash and cash equivalents at beginning of period	148,299	131,203	30,917
Cash and cash equivalents at end of period	$186,142	$148,299	$131,203

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
Interest	$264	$91	$195
Income taxes	50,637	59,374	55,511
Noncash activity during the year for
Noncash capital expenditures	$1,081	$507	$954
Noncash asset acquisition	1,308	—	—
Common stock issued for compensation	307	229	714
Dividends declared but not paid	4,854	3,870	3,867
Consolidation of VIE (Note 15)	—	(5,337)	5,337

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.                                       Operations and Summary of Significant Accounting Policies

Nature of Operations

Simpson Manufacturing Co., Inc., through its subsidiaries Simpson Strong-Tie Company Inc. (“Simpson Strong-Tie”) and Simpson Dura-Vent Company, Inc. and its other subsidiaries (collectively, the “Company”), designs, engineers and manufactures wood-to-wood, wood-to-concrete and wood-to-masonry connectors, screw fastening systems and collated screws, stainless steel fasteners, pre-fabricated shearwalls and venting systems for gas and wood burning and alternative fuel appliances. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself markets. Simpson Strong-Tie also offers a line of adhesives, mechanical anchors and powder-actuated tools for concrete, masonry and steel.

The Company operates exclusively in the building products industry. The Company’s products are sold primarily throughout the United States, Canada and Europe. Revenues have some geographic market concentration on the west coast of the United States. A portion of the Company’s business is therefore dependent on economic activity within this region and market. The Company is dependent on the availability of steel, its primary raw material.

Principles of Consolidation

The consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries. Investments in 50% or less owned entities are accounted for using either cost or the equity method. The Company consolidates all variable interest entities (VIEs) where it is the primary beneficiary. There were no VIEs as of December 31, 2007. All significant intercompany transactions have been eliminated.

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

•                  In-process products and finished goods – cost of direct materials and labor plus attributable overhead based on a normal level of activity.

The Company applies net realizable value and obsolescence to the gross value of the inventory. The Company estimates net realizable value based on estimated selling price less further costs to completion and disposal. The Company provides for slow moving product by comparing inventories on hand to future projected demand. Obsolete inventory is on-hand supply of a product in excess of two years’ sales of that product or a supply of that product that the Company believes is no longer marketable. The Company revalues obsolete inventory as having no net realizable value and writes off its full carrying value. The Company has consistently applied this methodology. The Company believes that this approach is prudent and makes suitable provisions for slow moving and obsolete inventory.

Sales Incentive and Advertising Allowances

The Company records estimated reductions to revenues for sales incentives, primarily rebates for volume discounts, and allowances for co-operative advertising.

Allowances for Sales Discounts

The Company records estimated reductions to revenues for discounts taken on early payment of invoices by its customers.

Guarantees and Warranties

The Company provides product warranties for specific product lines and accrues for estimated future warranty costs, none of which has been material to the consolidated financial statements, in the period in which the sale is recorded. In a limited number of circumstances, the Company may also agree to indemnify customers against legal claims made against those customers by the end users of the Company’s products.  Historically, payments made by the Company, if any, under such agreements have not had a material effect on the Company’s consolidated results of operations, cash flows or financial position.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Major renewals and betterments are capitalized. Maintenance and repairs are expensed on a current basis. When assets are sold or retired, their costs and accumulated depreciation are removed from the accounts, and the resulting gains or losses are reflected in the consolidated statements of operations.

American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use.  The Company capitalizes substantially all external costs and qualifying internal costs related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software costs primarily include purchased software and external consulting fees. Capitalized software projects are amortized over the estimated useful lives of the software, typically a three-to-five year period.

Depreciation and Amortization

Depreciation of property, plant and equipment is provided for using accelerated methods over the following estimated useful lives:

System Software	3 to 5 years
Machinery and equipment	3 to 10 years
Buildings and site improvements	20 to 45 years

Leasehold improvements are amortized using the straight-line method over the shorter of the expected life or the remaining term of the lease. Amortization of purchased intangible assets with finite useful lives is computed using the straight-line method over the estimated useful lives of the assets.

Cost of Sales

The types of costs included in cost of sales include material, labor, factory and tooling overhead, shipping, and freight costs. Major components of these expenses are material costs, such as steel, personnel, packaging and cartons and facility costs such as rent, depreciation and utilities related to the production and distribution of the Company’s products. Inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of the Company’s distribution network are also included in costs of sales.

Tool and Die Costs

Tool and die costs are included in product costs in the year incurred.

Shipping and Handling Costs

The Company’s general shipping terms are F.O.B. shipping point. Shipping and handling costs are included in product costs in the year incurred.

Product Research and Development Costs

Product research and development costs, which are included in operating expenses and were charged against income as incurred, were $6.0 million, $5.7 million and $4.9 million in 2007, 2006 and 2005, respectively. The types of costs included as Product Research and Development expenses are typically related to salaries and benefits and supplies. The Company amortizes acquired patents over their remaining lives and performs periodic reviews for impairment. The cost of internally developed patents is expensed as incurred.

Selling Costs

Selling costs include expenses associated with selling, merchandising and marketing the Company’s products. Major components of these expenses are personnel, sales commissions, facility costs such as rent, depreciation and utilities, professional services, information technology related costs, sales promotion, advertising, literature and trade shows.

Advertising Costs

Advertising costs are included in selling expenses, are expensed when the advertising occurs, and were $9.5 million, $12.1 million and $10.1 million in 2007, 2006 and 2005, respectively.

General and Administrative Costs

General and administrative costs include personnel, information technology related costs, facility costs such as rent, depreciation and utilities, professional services, and amortization of intangibles.

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

The Rights will expire on July 29, 2009, or they may be redeemed by the Company at one cent per Right prior to that date. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company. One million shares of the Company’s preferred stock have been designated Series A Participating preferred stock and reserved for issuance on exercise of the Rights. No event during 2007 made the Rights exercisable.

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

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Years ended December 31,
	2007			2006			2005
		Weighted			Weighted			Weighted
(in thousands, except	Net	Average	Per	Net	Average	Per	Net	Average	Per
per-share amounts)	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to
common stockholders	$68,742	48,472	$1.42	$102,496	48,300	$2.12	$98,394	48,081	$2.05

Effect of Dilutive Securities
Stock options	—	456	(0.02)	—	591	(0.02)	—	525	(0.03)

Diluted EPS
Income available to
common stockholders	$68,742	48,928	$1.40	$102,496	48,891	$2.10	$98,394	48,606	$2.02

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the years ended December 31, 2007, 2006 and 2005, 1.0 million, 1.0 million and 0.8 million shares, respectively, subject to stock options were anti-dilutive.

The amount of the average stock price for the period in excess of the grant date fair value of stock options, known as the windfall tax benefit, is added to the proceeds of stock option exercises under the treasury stock method for computing the amount of dilutive securities used to determine the outstanding shares for the calculation of diluted earnings per share.

Comprehensive Income

Comprehensive income, which is included in the consolidated statement of stockholders’ equity, is defined as net income plus other comprehensive income. Other comprehensive income includes changes in foreign currency translation adjustments recorded directly into stockholders’ equity and changes in net unrealized gains on available-for-sale investments. The components of accumulated other comprehensive income as of December 31, 2007, were $25.3 million, net of tax of $1.6 million, and as of December 31, 2006, were $11.5 million, net of tax of $1.5 million, all of which comprised foreign currency translation adjustments

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in United States Treasury securities, money market instruments and trade accounts receivable. The Company maintains its cash in demand deposit and money market accounts held primarily at seven banks.

Accounting for Stock-Based Compensation

The Company maintains two stock option plans under which it may grant incentive stock options and non-qualified stock options, although the Company has granted only non-qualified stock options under these plans. The Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”) is principally for the Company’s employees, and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”) is for its independent directors. The Company generally grants options under each of the 1994 Plan and the 1995 Plan once each year. The exercise price per share of each option granted in February 2007 and January 2006 under the 1994 Plan equaled or exceeded the closing market price per share of the Company’s common stock as reported by the New York Stock Exchange for the date when the Company first publicly announced its financial results for 2006 and 2005, respectively. In prior years, stock options were granted under the 1994 Plan with the exercise price equal to or in excess of the closing market price per share of the Company’s common stock as reported by the New York Stock Exchange on the last trading day of the preceding year. The exercise price per share under each option granted under the 1995 Plan is at the fair market value on the date specified in the 1995 Plan. Options vest and expire according to terms established at the grant date.

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

The following table represents the Company’s stock option activity for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
(in thousands)	2007	2006	2005

Stock option expense recognized in operating expenses	$5,906	$7,353	$5,873

Tax benefit of stock option expense in provision for income taxes	2,330	2,779	2,161

Stock option expense, net of tax	$3,576	$4,574	$3,712

Fair value of shares vested	$5,893	$7,618	$5,873

Proceeds to the Company from the exercise of stock options	$4,832	$8,947	$4,095

Tax benefit from exercise of stock options	$554	$3,349	$3,843

	At December 31,
	2007	2006	2005
Stock option cost capitalized in inventory	$252	$265	$—

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

Had compensation cost for the Company’s stock options for all grants prior to January 1, 2003, been recognized based on the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and net income per share would have been as follows:

Year Ended
(in thousands, except	December 31,
per-share amounts)	2005

Net income, as reported	$98,394
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,712
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards granted prior to January 1, 2003, net of related tax effects	3,740
Net income, pro forma	98,366

Net income per share
Basic, as reported	$2.05
Basic, pro forma	2.05

Diluted, as reported	2.02
Diluted, pro forma	2.02

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Under the 1994 Plan, the Company allows for full vesting on ceasing to be employed if the employee becomes “retirement-eligible” by reaching age sixty. Prior to the adoption of SFAS 123R, stock-based employee compensation expense was recorded over the nominal vesting period and if a retirement-eligible employee retired before the end of the vesting period, the Company recorded unrecognized compensation cost at the date of retirement (the “nominal vesting period approach”). The nominal vesting period is four years of service subsequent to the grant date. The “non-substantive vesting period approach” specifies that awards, in substance, become vested when the employee’s retention of the award is no longer contingent on providing service. Under this approach, the unrecorded compensation cost is expensed when that condition is met even if the employee continues providing service to the Company. This would be the case for existing grants when an employee becomes retirement-eligible, as well as when a retirement-eligible employee is granted an award. With the adoption of SFAS No. 123R on January 1, 2006, the Company adopted the non-substantive vesting period approach for new grants that have retirement eligibility provisions. The accounting treatment of options granted to retirement-eligible employees prior to the Company’s adoption of SFAS 123R has not changed and financial statements for periods prior to adoption have not been restated. Therefore, the expense recorded in 2007 and 2006 comprises stock options that vest under both the non-substantive vesting period approach and the nominal vesting period approach. In contrast, the 2005 expense was calculated using the nominal vesting period approach. The effect on net income of applying the nominal vesting period approach versus the non-substantive vesting period approach was not material to the Company’s results of operations for the years ended December 31, 2007, 2006 and 2005.

Goodwill and Intangible Assets

The Company reviews for impairment its indefinite lived intangible assets annually, in the fourth quarter of each year, and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS Statement No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that management perform a two-step impairment test on goodwill. In the first step, management compares the fair value of each reporting unit to its carrying value. The fair value calculation uses discounted cash flow model and market approaches. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, a second step of the impairment test must be performed to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment charge equal to the difference between the implied fair value of the goodwill and the carrying cost would be reported.

Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is a judgment involving significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. The Company bases its fair value estimates on assumptions that management believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The $10.7 million impairment charge taken in 2007 was primarily attributed to the decision by the Company, in October 2007, to move production of certain products from the Canadian reporting unit to China in 2008 or early 2009. The method to determine the fair value of the Canadian reporting unit was a combination of a discounted cash flow model and market approaches. The market approaches were based on multiples realized by similar public companies and on representative merger and acquisition transactions of a similar nature and industry. The Company’s annual goodwill impairment analysis did not result in any additional impairment charges in 2007 or any impairment charges in 2006 and 2005.

The changes in the carrying amount of goodwill as of December 31, 2006 and 2007, are as follows:

(in thousands)	Goodwill

Balance at January 1, 2006	$42,681
Foreign exchange	1,656
Balance at December 31, 2006	44,337
Acquisitions	20,143
Impairment of goodwill	(10,666)
Foreign exchange	3,604
Balance at December 31, 2007	$57,418

All of the Company’s goodwill and the goodwill impairment is associated with the connector products operating segment.

The total gross carrying amount and accumulated amortization of intangible assets subject to amortization at December 31, 2007, were $32.0 million and $8.8 million, respectively. The aggregate amount of amortization expense of intangible assets for the year ended December 31, 2007, was $3.3 million.

The changes in the carrying amounts of patents, unpatented technologies and non-compete agreements and other intangible assets subject to amortization as of December 31, 2006 and 2007, are as follows:

		Accumulated
(in thousands)	Patents	Amortization	Net Patents

Balance at January 1, 2006	$8,656	$(2,818)	$5,838
Amortization	—	(834)	(834)
Write-off fully amortized patents	(1,780)	1,780	—
Foreign exchange	41	—	41
Balance at December 31, 2006	6,917	(1,872)	5,045
Amortization	—	(628)	(628)
Foreign exchange	36	—	36
Balance at December 31, 2007	$6,953	$(2,500)	$4,453

			Net
	Unpatented	Accumulated	Unpatented
	Technology	Amortization	Technology

Balance at January 1, 2006	$3,835	$(927)	$2,908
Amortization	—	(767)	(767)
Balance at December 31, 2006	3,835	(1,694)	2,141
Amortization	—	(767)	(767)
Balance at December 31, 2007	$3,835	$(2,461)	$1,374

			Net
	Non-Compete		Non-Compete
	Agreements,		Agreements,
	Tradenames	Accumulated	Tradenames
	and Other	Amortization	and Other

Balance at January 1, 2006	$1,833	$(887)	$946
Amortization	—	(378)	(378)
Foreign exchange	10	—	10
Balance at December 31, 2006	1,843	(1,265)	578
Acquisition	5,330	—	5,330
Amortization	—	(907)	(907)
Write-off fully amortized asset	(65)	65	—
Foreign exchange	58	—	58
Balance at December 31, 2007	$7,166	$(2,107)	$5,059

			Net
	Customer	Accumulated	Customer
	Relationships	Amortization	Relationships

Balance at January 1, 2006	$1,737	$(417)	$1,320
Amortization	—	(349)	(349)
Foreign exchange	1	—	1
Balance at December 31, 2006	1,738	(766)	972
Acquisition	12,316	—	12,316
Amortization	—	(976)	(976)
Foreign exchange	41	—	41
Balance at December 31, 2007	$14,095	$(1,742)	$12,353

At December 31, 2007, estimated future amortization of intangible assets is as follows:

(in thousands)

2008	$4,221
2009	3,757
2010	2,523
2011	2,458
2012	1,994
Thereafter	8,286
$23,239

Adoption of Statements of Financial Accounting Standards

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

At January 1, 2007, the Company had $7.5 million in unrecognized tax benefits, of which $1.8 million, if recognized, would favorably affect the effective tax rate. At December 31, 2007, the Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of the Company’s historical accounting policy. At January 1, 2007, the Company had accrued $1.0 million for the potential payment of interest, before income tax benefits.

There were no material changes to any of these amounts during 2007.

At January 1, 2007, the Company was subject to United States federal income tax examinations for the tax years 2003 through 2006. In addition, the Company was subject to state, local and foreign income tax examinations primarily for the tax years 2002 through 2006.

During 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The Company presents taxes collected and remitted to governmental authorities on a net basis in the accompanying consolidated statements of operations.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption is not expected to have a material effect on the Company’s financial statements for its fiscal year ending December 31, 2008, or the fiscal quarters within that year. SFAS No. 157 is to be applied prospectively as of January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to choose to elect, at specified dates, to measure eligible financial instruments at fair value. Entities must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize up-front costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for companies that have also elected to apply the provisions of SFAS No. 157. Companies are prohibited from retrospectively applying SFAS No. 159 unless they choose to early adopt both SFAS No. 157 and SFAS No. 159. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or the early adoption date). The Company has not elected to early adopt SFAS No. 157 and SFAS No. 159. The adoption is not expected to have a material effect on the Company’s financial statements for its fiscal year ending December 31, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Management has not yet determined the effect, if any, on the Company’s financial statements for its fiscal year ending December 31, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. Management has not yet determined the effect, if any, on the Company’s financial statements for its fiscal year ending December 31, 2009.

Reclassifications

Certain financial statement reclassifications have been made to prior period amounts to conform to the current period presentation. These changes had no effect on stockholders’ equity, previously reported net income, or the net change in cash and cash equivalents.

2.                                       Acquisitions

In July 2007, the Company’s subsidiary, Simpson Strong-Tie, purchased all of the stock of Swan Secure Products, Inc. (“Swan Secure”) for $42.1 million in cash, net of cash received. Swan Secure is a manufacturer and distributor of fasteners, largely stainless steel, and its products are marketed throughout the United States. Swan Secure expands the Company’s fastener product offerings in its connector products segment. The Company recorded goodwill of $20.1 million, all of which is expected to be deductible for tax purposes, and intangible assets subject to amortization of $16.7 million as a result of the acquisition. The weighted-average amortization period for the intangible assets is 11.1 years. Tangible assets, including inventory and trade accounts receivable, accounted for the balance of the purchase price. Swan Secure’s results of operations have been included in the Company’s consolidated results of operations as of the date of the acquisition. Through this acquisition, the Company increased its presence in the stainless-steel fastener market. The Company believes that the additional product line will further its position in the construction products market. These factors contributed to a purchase price in excess of fair market value of Swan Secure’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction.

Pro forma results of operations for the acquisitions have not been presented as the effect has not been significant for all periods presented.

3.                                       Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	December 31,
(in thousands)	2007	2006

Trade accounts receivable	$92,879	$100,197
Allowance for doubtful accounts	(2,724)	(2,286)
Allowance for sales discounts	(1,815)	(1,920)
	$88,340	$95,991

The Company sells products on credit and generally does not require collateral. One customer accounted for 14% of trade accounts receivable as of December 31, 2007.

4.                                       Inventories

The components of inventories consisted of the following:

	December 31,
in thousands)	2007	2006

Raw materials	$82,164	$86,927
In-process products	23,674	24,209
Finished products	112,504	106,472
	$218,342	$217,608

5.                                       Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2007	2006

Land	$19,820	$22,797
Buildings and site improvements	131,166	117,815
Leasehold improvements	4,054	2,805
Machinery and equipment	213,188	188,901
	368,228	332,318
Less accumulated depreciation and amortization	(175,893)	(155,167)
	192,335	177,151
Capital projects in progress	5,782	20,029
	$198,117	$197,180

Included in property, plant and equipment at December 31, 2007 and 2006, are fully depreciated assets with an original cost of $80.5 million and $72.3 million, respectively. These fully depreciated assets are still in use in the Company’s operations.

Depreciation expense of the years ended December 31, 2007, 2006 and 2005, was $24.7 million, $22.3 million and $19.9 million, respectively.

The Company’s vacant facilities in San Leandro, California, and in McKinney, Texas, have been classified as assets held for sale. Both facilities are associated with the connector segment.

In September 2007, an environmental analysis of the San Leandro property indicated that the property had contamination related to spilled fuel that would require an estimated $0.3 million to remediate. The clean-up is expected to be completed within 12 months. The Company expects to sell the property after the remediation has been completed.

In November 2007, the Company entered into an agreement to sell the vacant factory in McKinney, Texas, for $1.9 million and the sale is expected to close in the first half of 2008. During 2007, the Company wrote down the value of this property to its estimated fair value and recorded an impairment charge, within general and administrative expenses, of $0.5 million on this property. This property is associated with the connector products segment.

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

7.                                       Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2007	2006

Sales incentive and advertising accruals	$17,650	$19,689
Labor related liabilities	5,517	5,147
Vacation liability	4,991	4,775
Dividend payable	4,854	3,870
Sales tax payable	5,146	3,157
Other	1,030	236
	$39,188	$36,874

8.                                       Debt

The outstanding debt at December 31, 2007 and 2006, and the available credit at December 31, 2007, consisted of the following:

	Available on
	Credit Facility	Debt Outstanding at December 31,
	at December 31,
(dollar amounts in thousands)	2007	2007	2006

Revolving line of credit, interest at LIBOR plus 0.27% (at December 31, 2007, LIBOR plus 0.27% was 4.87%%) , matures October 2012, commitment fees payable at the annual rate of 0.08% on the unused portion of the facility	$200,000	$—	$—

Revolving line of credit, interest at the bank’s base rate plus 2% (at December 31, 2007, the bank’s base rate plus 2% was 7.50%), expires October 2008	498	—	—

Revolving lines of credit, interest rates between 4.50% and 5.765%, expirations through August 2008	4,645	1,029	—

Term loan, interest at LIBOR plus 1.375%, repaid June 2007	—	—	450

Term loans, interest rates from 4.00% to 5.00%, repaid May 2007	—	—	215
	205,143	1,029	665
Less current portion		(1,029)	(327)
		$—	$338
Available credit	$205,143

The revolving lines of credit are guaranteed by the Company and its subsidiaries.

In October 2007, the Company entered into an unsecured credit agreement with a syndicate of banks providing for a 5-year revolving credit facility of $200 million.  The Company has the ability to increase the amount available under the credit agreement by an additional $200 million, to a maximum of $400 million, by obtaining additional commitments from existing lenders or new lenders and satisfying certain other conditions. The Company is required to pay an annual facility fee of 0.08% to 0.10% on the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. Amounts borrowed under the credit agreement will bear interest at an annual rate equal to either, at the Company’s option, (a) the British Bankers Association London Interbank Offered Rate for the appropriate currency appearing on Reuters Screen LIBOR01-02 Page (the “LIBO Rate”) plus a spread of from 0.27% to 0.40%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) the Base Rate, plus a spread of 0.50%.  The Company will pay participation fees for outstanding standby letters of credit at an annual rate equal to the LIBO Rate plus the applicable spreads described in the preceding sentence, and will pay market-based fees for commercial letters of credit. Loans outstanding under the credit agreement may be prepaid at any time without penalty except for LIBO Rate breakage costs and expenses.

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

The Company and its subsidiaries are required to comply with various affirmative and negative covenants. The Company is in compliance with the loan covenants that govern its ability to borrow under its lines of credit. The covenants include provisions that would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations.

 The Company incurs interest costs, which include interest, maintenance fees and bank charges. The amount of costs incurred, capitalized, and expensed for the years ended December 31, 2007, 2006 and 2005, consisted of the following:

	Years Ended December 31,
(in thousands)	2007	2006	2005

Interest costs incurred	$481	$329	$389
Less: Interest capitalized	(252)	(121)	(195)
Interest expense	$229	$208	$194

9.                                       Commitments and Contingencies

Leases

Certain properties occupied by the Company are leased. The leases expire at various dates through 2014 and generally require the Company to assume the obligations for insurance, property taxes and maintenance of the facilities.

Through the first half of 2006, some of the properties were leased from partnerships formed by current and former Company stockholders, directors, officers and employees. There was no rent paid to related parties in 2007. Rental expenses under these related party leases for 2006 and 2005 were as follows:

	Years Ended December 31,
(in thousands)	2006	2005

Doolittle Investors	$61	$368
Vacaville Investors	210	483
Columbus Westbelt Investment Co.	—	156
	$271	$1,007

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

Rental expense for 2007, 2006 and 2005 with respect to all other leased property was approximately $5.7 million, $5.5 million and $5.6 million, respectively.

At December 31, 2007, minimum rental commitments under all noncancelable leases are as follows:

(in thousands)

2008	$7,242
2009	6,859
2010	3,477
2011	2,549
2012	1,832
Thereafter	271
$22,230

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

Employee Relations

Approximately 20% of the employees are represented by labor unions and are covered by collective bargaining agreements. Two of the Company’s collective bargaining agreements cover the Company’s tool and die craftsmen and maintenance workers in Brea, California, and its sheetmetal workers in Brea and Ontario, California. These two contracts expire in June 2008 and March 2008, respectively. Simpson Strong-Tie’s facility in Stockton, California, is also a union facility with two collective bargaining agreements that will expire in September 2011.

Environmental

The Company’s policy with regard to environmental liabilities is to accrue for future environmental assessments and remediation costs when information becomes available that indicates that it is probable that the Company is liable for any related claims and assessments and the amount of the liability is reasonably estimable.

At one of the Company’s operating facilities, evidence of contamination resulting from activities of prior occupants was discovered. The Company took remedial actions at the facility in 1990. In September 2007, the Company accrued $0.3 million related to clean-up and regulatory costs associated with its facility in San Leandro, California (see Note 5). The Company does not believe that any further action will be required or that this matter will have a material adverse effect on its financial condition, cash flows or results of operations.

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

10.                                 Income Taxes

The provision for income taxes consists of the following:

	Years Ended December 31,
(in thousands)	2007	2006	2005

Current
Federal	$40,429	$52,419	$51,388
State	8,313	9,091	8,395
Foreign	2,836	3,001	1,976
Deferred
Federal	(1,798)	(2,414)	(3,550)
State	(119)	152	(354)
Foreign	(1,828)	121	(685)
	$47,833	$62,370	$57,170

Income before income taxes for the years ended December 31, 2007, 2006 and 2005, consisted of the following:

	Years Ended December 31,
(in thousands)	2007	2006	2005

Domestic	$125,193	$155,969	$149,222
Foreign	(8,618)	9,063	6,342
	$116,575	$165,032	$155,564

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes are as follows:

	Years Ended December 31,
	2007	2006	2005

Federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.4%	3.9%	3.5%
Tax benefit of domestic manufacturing deduction	(2.1)%	(0.9)%	(0.8)%
Nondeductible Canadian goodwill writedown	2.3%	—	—
Other	1.4%	(0.2)%	(0.9)%
Effective income tax rate	41.0%	37.8%	36.8%

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 2007, 2006 and 2005, were as follows:

	December 31,
(in thousands)	2007	2006	2005
Current deferred tax assets (liabilities)
State tax	$2,760	$3,131	$2,994
Workers’ compensation	1,624	1,459	1,284
Health claims	591	623	394
Vacation accrual	655	1,214	1,051
Accounts receivable allowance	806	749	660
Inventories	4,712	3,103	3,176
Sales incentive and advertising allowances	813	893	981
Accrued rent reserves	70	359	—
Other	(408)	(315)	(452)
	$11,623	$11,216	$10,088

Long-term deferred tax assets (liabilities)
Depreciation	$(402)	$(1,091)	$(944)
Goodwill and other intangibles amortization	(795)	(372)	(82)
Deferred compensation related to stock options	7,512	6,139	4,204
State tax credit carry forward	145	289	534
FIN 48 unrecognized tax benefits	1,957	—	—
Keymark partnership basis difference	300	232	220
Non-United States tax loss carry forward	1,547	559	600
Tax effect on cumulative translation adjustment	(1,502)	(1,487)	(1,087)
Other	857	32	28
	$9,619	$4,301	$3,473

The total deferred tax assets for the years ended December 31, 2007, 2006 and 2005, were $25.3 million, $19.5 million and $16.7 million, respectively. The total deferred tax liabilities for the years ended December 31, 2007, 2006 and 2005, were $4.0 million, $4.0 million and $3.1 million, respectively.

For the year ended December 31, 2007, the Company recorded a valuation allowance against non-United States tax losses in the amount of $352 thousand. Tax loss carryforwards of $51 thousand will expire in 2013 if not utilized. For the years ended December 31, 2007, 2006 and 2005, the Company also recorded a full valuation allowance against the book and tax basis difference with respect to its partnership interest in Keymark, in the amounts of $506 thousand, $369 thousand, and $208 thousand, respectively.

The Company does not provide for federal income taxes on the undistributed earnings of its international subsidiaries because such earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At December 31, 2007, 2006 and 2005, the Company had not provided federal income taxes on undistributed earnings of $10.2 million, $7.4 million and $2.9 million, respectively, from its international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both United States income taxes and withholding taxes in various international jurisdictions. These taxes may be partially offset by United States foreign tax credits. Determination of the related amount of unrecognized deferred United States income taxes is not practicable because of the complexities associated with this hypothetical calculation. United States federal income taxes are provided on the earnings of the Company’s foreign branches, which are included in the United States federal income tax return.

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

As a result of the adoption of FIN 48, the Company recognized an adjustment to its January 1, 2007, opening retained earnings balance in the amount of $16 thousand. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007	$7,497
Additions based on tax positions related to prior years	308
Reductions based on tax positions related to prior years	(749)
Additions for tax positions of the current year	1,432
Settlements	(413)
Lapse of statute of limitations	(407)
Balance at December 31, 2007	$7,668

Included in the balance of unrecognized tax benefits at December 31, 2007, and January 1, 2007, are tax positions of $2.0 million and $1.8 million, respectively, which, if recognized, would reduce the effective tax rate. At December 31, 2007, the Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of the Company’s historical accounting policy. During the year ended December 31, 2007, the Company recognized $0.5 million in potential interest payments, before income tax benefits. At December 31, 2007, and January 1, 2007, the Company had accrued $1.5 million and $1.0 million, respectively, for the potential payment of interest, before income tax benefits.

At December 31, 2007, the Company was subject to United States federal income tax examinations for the tax years 2004 through 2007. In addition, the Company was subject to state, local and foreign income tax examinations primarily for the tax years 2003 through 2007.

11.                                 Retirement Plans

The Company has six defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. Two of the plans, covering United States employees, provide for annual contributions in amounts that the Board may authorize, subject to certain limitations, but in no event more than the amounts permitted under the Internal Revenue Code as deductible expense. The other four plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2007, 2006 and 2005, was $9.6 million, $8.9 million and $8.2 million, respectively.

The Company also contributes to various industry-wide, union-sponsored pension funds for hourly employees who are union members. Payments to these funds aggregated $2.8 million, $2.7 million and $3.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

12.                                 Related Party Transactions

In 2003, the Company’s Chief Executive Officer leased an airplane that is managed by a charter company unrelated to the Company. The Company pays the charter company standard hourly rates when this airplane is hired for use by its Chief Executive Officer in travel between his home and Company offices or by him and other Company employees in travel on Company business. As lessee of the airplane, the Company’s Chief Executive Officer is also responsible for its maintenance and receives a portion of each payment to the charter company for its use, whether by the Company or others. The total cost to the Company for this and other airplanes that are used, including $20 thousand, $24 thousand and $22 thousand paid to the Company’s Chief Executive Officer for compensation for the years ended December 31, 2007, 2006 and 2005, was $345 thousand, $213 thousand and $260 thousand, respectively. The independent members of the Board unanimously approved this arrangement. The Company computes the compensation cost of the use of airplanes using the Standard Industrial Fare Level (“SIFL”) tables prescribed under applicable Internal Revenue Service regulations.

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

In February 2005, the Company paid $50 thousand to the California College of the Arts (“CCA”) to sponsor the development of a unique interdisciplinary course. The Company’s Chairman, Barclay Simpson, is the Vice Chairman of CCA’s Board of Trustees. The independent members of the Board approved the sponsorship of this course.

In May 2005, the Company completed the purchase, for $4.1 million, of the property that it previously leased from a related party in Columbus, Ohio. The transaction was unanimously approved by the independent members of the Board. In March 2006, the Company completed the purchase, for $5.0 million, of the property in San Leandro, California, that it previously leased from a related party partnership, Doolittle Investors, which consists primarily of current and past employees and directors of the Company. In June 2006, the Company completed the purchase, for $6.5 million, of the property in Vacaville, California, that it previously leased from a related party partnership, Vacaville Investors, which consists primarily of current and past employees and directors of the Company. These transactions were unanimously approved by the independent members of the Board. See Note 9.

In December 2007, the Company extended its lease on a property in Addison, Illinois, which is co-owned by Gerald Hagel, who was appointed as a vice president of the Simpson Strong-Tie in March 2007.  The renewal is for an additional five years through 2012. The Company paid $270 thousand per year to lease the property from Mr. Hagel and his wife Susan Hagel, a former employee of Simpson Strong-Tie.

13.                                 Stock Option and Stock Bonus Plans

The Company currently has two stock option plans (see Note 1 – Accounting for Stock-Based Compensation). Participants are granted stock options only if the applicable company-wide or profit-center operating goals, or both, established by the Compensation Committee of the Board at the beginning of the year, are met.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on historical volatilities of the Company’s common stock measured monthly over a term that is equivalent to the expected life of the option. The expected term of options granted is estimated based on the Company’s prior exercise experience and future expectations of the exercise and termination behavior of the grantees. The risk-free rate is based on the yield of United States Treasury zero-coupon bonds with maturities comparable to the expected life in effect at the time of grant. The dividend yield is based on the expected dividend rate on the grant date.

Black-Scholes option pricing model assumptions for options committed to be granted in 2008, and for those granted in 2007, 2006 and 2005, are as follows:

Number		Risk-							Weighted
of Options		Free							Average
Granted	Grant	Interest	Dividend	Expected		Exercise			Fair
(in thousands)	Date	Rate	Yield	Life	Volatility	Price Range			Value

1994 Plan
40	02/13/08	2.90%	1.68%	6.0 years	27.1%			$23.78	$6.16
123	02/02/07	4.84%	1.19%	5.9 years	29.0%			$33.62	$11.11
1	05/30/06	4.97%	0.90%	6.3 years	27.2%			$35.75	$12.25
489	01/26/06	4.46%	0.79%	6.3 years	27.2%	$44.79	to	$40.72	$13.68
515	01/01/05	3.87%	0.57%	6.4 years	28.0%	$38.39	to	$34.90	$11.91

1995 Plan
5	02/15/06	4.46%	0.81%	6.3 years	27.2%			$39.27	$13.14
14	02/14/05	3.87%	0.57%	6.3 years	28.0%			$36.00	$12.18

The following table summarizes the Company’s stock option activity for the year ended December 31, 2007:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value*
Non-Qualified Stock Options	(in thousands)	Price	Life	(in thousands)

Outstanding at January 1, 2007	2,837	$27.03
Granted	123	$33.62
Exercised	(252)	$19.15
Forfeited	(52)	$35.52
Outstanding at December 31, 2007	2,656	$27.91	3.4	$7,895
Outstanding and expected to vest at December 31, 2007	2,638	$27.85	3.4	$7,895
Exercisable at December 31, 2007	2,113	$25.74	3.1	$7,827

* The intrinsic value represents the amount by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $26.59 on December 31, 2007.

The total intrinsic value of options exercised during the three years ended December 31, 2007, 2006 and 2005, was $3.5 million, $10.7 million and $9.9 million, respectively.

A summary of the status of unvested options as of December 31, 2007, and changes during the year ended December 31, 2007, are presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Options	(in thousands)	Fair Value

Unvested at January 1, 2007	1,029	$11.51
Granted	123	$11.11
Vested	(557)	$10.56
Forfeited	(52)	$12.11
Unvested at December 31, 2007	543	$12.34

As of December 31, 2007, $5.4 million of total unrecognized compensation cost was related to unvested share-based compensation arrangements granted under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 2.0 years. Options granted under the 1995 Plan are fully vested and recorded as expense on the date of grant.

The Company also maintains a Stock Bonus Plan whereby it awards shares to employees, who do not otherwise participate in one of the Company’s stock option plans. The number of shares awarded, as well as the period of service, are considered by the Compensation Committee of the Board, at its discretion. In 2007, 2006 and 2005, the Company committed to issue 9 thousand, 10 thousand and 6 thousand shares, respectively, which resulted in pre-tax compensation charges of $0.4 million, $0.4 million and $0.5 million, respectively. These employees are also awarded cash bonuses, which are included in these charges, to compensate for their income taxes payable as a result of the stock bonuses. Shares have been issued under this Plan in the year following the year in which the employee reached the tenth anniversary of employment with the Company.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of December 31, 2007, 2006 and 2005, or for the years then ended:

(in thousands)	Connector	Venting	Administrative
2007	Products	Products	and All Other	Total

Net sales	$745,692	$71,296	—	$816,988
Income (loss) from operations	114,433	(2,629)	$(955)	110,849
Depreciation and amortization	23,044	4,891	49	27,984
Significant non-cash charges	5,246	444	643	6,333
Goodwill impairment	10,666	—	—	10,666
Long-lived asset impairment	465	—	—	465
Income tax expense (benefit)	49,127	(878)	(416)	47,833
Capital expenditures and acquisitions	72,418	5,664	479	78,561
Total assets	575,707	78,541	163,431	817,679

	Connector	Venting	Administrative
2006	Products	Products	and All Other	Total

Net sales	$771,176	$92,004	—	$863,180
Income (loss) from operations	155,718	7,248	$(1,556)	161,410
Depreciation and amortization	20,468	3,989	79	24,536
Significant non-cash charges	6,351	404	1,010	7,765
Income tax expense (benefit)	61,197	2,875	(1,702)	62,370
Capital expenditures and acquisitions	48,940	10,666	1,066	60,672
Total assets	509,705	80,143	145,486	735,334

	Connector	Venting	Administrative
2005	Products	Products	and All Other	Total

Net sales	$752,216	$94,040	—	$846,256
Income (loss) from operations	145,556	8,724	$(551)	153,729
Depreciation and amortization	19,717	2,521	132	22,370
Significant non-cash charges	5,032	522	830	6,384
Income tax expense (benefit)	55,153	3,700	(1,683)	57,170
Capital expenditures and acquisitions	35,726	7,112	719	43,557
Total assets	457,071	68,395	134,249	659,715

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore has been included in the total assets of “Administrative and All Other.” Cash and short-term investment balances in the Administrative and All Other segment were $159.8 million, $130.7 million and $121.4 million as of December 31, 2007, 2006 and 2005, respectively. The significant non-cash charges comprise compensation related to the awards under the stock option plans and the stock bonus plan.

The following table illustrates how the Company’s net sales and long-lived assets are distributed geographically as of December 31, 2007, 2006 and 2005, or for the years then ended.

	2007		2006		2005
	Net	Long-Lived	Net	Long-Lived	Net	Long-Lived
(in thousands)	Sales	Assets	Sales	Assets	Sales	Assets

United States	$679,050	$185,685	$734,745	$181,572	$733,748	$156,023
Denmark	17,985	5,496	23,482	5,081	21,599	4,781
Canada	35,692	8,470	30,168	3,188	25,626	3,446
United Kingdom	32,787	1,985	27,392	2,037	26,211	1,742
France	25,917	6,800	20,962	5,532	17,844	5,230
Germany	22,248	258	23,757	529	19,235	—
Other countries	3,309	690	2,674	651	1,993	101
	$816,988	$209,384	$863,180	$198,590	$846,256	$171,323

Net sales and long-lived assets, net of intangible assets, are attributable to the country where the operations are located. The Denmark category includes sales primarily in Denmark, Norway, Sweden and Poland. The Germany category includes sales primarily in Germany and Austria. In prior years, the Germany category was combined with and reported under the Denmark category.

In 2007, one customer, attributable mostly to the connector products segment, sold a division in August 2007, which is now a separate customer of the Company. As a combined company in 2007, the two companies accounted for 15% of the Company’s net sales.  As combined companies in 2006 and 2005, this customer accounted for 17% of net sales for the years ended December 31, 2006 and 2005. As two separate customers, neither would have sales greater than 10% of consolidated sales for any of the years ended December 31, 2007, 2006 and 2005.

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

The real estate owned by the partnerships consisted of land, buildings and building improvements, which were pledged as collateral for mortgages under which the lender had no recourse to the Company. The Company had no off-balance sheet arrangements at December 31, 2007 or 2006.

Noncash consolidation of the assets and liabilities of the VIEs at December 31, 2005, consisted of the following:

(in thousands)
Assets
Land	$3,271
Buildings and site improvements	5,875
Capital projects in progress	(100)
Other noncurrent assets	(77)

Liabilities
Current portion of long-term debt	$1,727
Long-term debt, net of current portion	1,905

Minority interest	$5,337

The rent expense for the properties owned by the variable interest entities during the year ended December 31, 2006, was $0.3 million. The Company purchased both of these properties in 2006 (see Note 12).

16.                                 Subsequent Events

In January 2008, Simpson Dura-Vent decided to close its facility in Vicksburg, Mississippi, and to consolidate its manufacturing at its facility in Vacaville, California.  The transition is expected to take 18 to 24 months.

In February 2008, the Board declared a dividend of $0.10 per share, a total currently estimated at $4.9 million, to be paid on April 24, 2008, to stockholders of record on April 3, 2008.

17.                                 Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for each of the quarters in 2007 and 2006:

(in thousands, except per share amounts)	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$175,280	$217,265	$231,288	$193,155	$179,572	$226,718	$241,232	$215,658
Cost of sales	115,986	136,055	137,925	121,533	108,626	139,803	139,717	129,740
Gross profit	59,294	81,210	93,363	71,622	70,946	86,915	101,515	85,918

Research and development and other engineering	4,405	4,987	5,463	5,260	3,917	4,531	5,747	5,058
Selling expense	19,477	18,271	20,053	18,154	18,093	17,955	18,693	17,458
General and administrative expense	19,651	22,991	24,332	21,642	19,832	22,468	26,559	23,116
Impairment of goodwill	10,666	—	—	—	—	—	—	—
Loss (gain) on sale of assets	(60)	(561)	(86)	(4)	347	(3)	115	(2)
Income from operations	5,155	35,522	43,601	26,570	28,757	41,964	50,401	40,288

Income (loss) in equity method Investment	—	(59)	59	(33)	33	(1)	15	(143)
Interest income, net	1,592	1,370	1,424	1,374	1,109	831	891	887
Income before income taxes	6,747	36,833	45,084	27,911	29,899	42,794	51,307	41,032

Provision for income taxes	6,260	14,186	16,767	10,621	11,219	15,704	19,658	15,788
Minority interest	—	—	—	—	—	—	75	91
Net income	$487	$22,647	$28,317	$17,290	$18,680	$27,090	$31,574	$25,153

Net income per common share
Basic	$0.01	$0.47	$0.58	$0.36	$0.39	$0.56	$0.65	$0.52
Diluted	0.01	0.46	0.58	0.35	0.38	0.56	0.64	0.51

Cash dividends declared per common share	$0.10	$0.10	$0.10	$0.10	$0.08	$0.08	$0.08	$0.08

In the fourth quarter of 2007, the Company recorded an impairment charge of goodwill of $10.7 million.  See Note 1 – “Goodwill and Intangible Assets.”

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

for the years ended December 31, 2007, 2006 and 2005

Column A	Column B	Column C		Column D	Column E
(in thousands)		Additions
		Charged	Charged
	Balance at	to Costs	to Other		Balance
	Beginning	and	Accounts –		at End
Classification	of Year	Expenses	Write-offs	Deductions	of Year

Year Ended December 31, 2007
Allowance for doubtful accounts	$2,286	$713	$—	$275	$2,724
Allowance for obsolete inventory	5,480	4,801	—	(57)	10,338
Allowance for sales discounts	1,920	1,604	—	1,709	1,815

Year Ended December 31, 2006
Allowance for doubtful accounts	2,131	232	—	77	2,286
Allowance for obsolete inventory	5,399	81	—	—	5,480
Allowance for sales discounts	2,188	2,050	—	2,318	1,920

Year Ended December 31, 2005
Allowance for doubtful accounts	2,397	(134)	—	132	2,131
Allowance for obsolete inventory	4,592	1,113	—	306	5,399
Allowance for sales discounts	1,311	2,847	—	1,970	2,188

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. As of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting. During the three months ended December 31, 2007, the Company made no changes to its internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management has excluded Swan Secure from its assessment of internal control over financial reporting as of December 31, 2007, because it was acquired by the Company in a stock purchase during 2007.  Swan Secure is a division of Simpson Strong-Tie Company Inc. whose total assets and total revenues represent approximately 6% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of stockholders to be held on April 23, 2008, to be filed not later than 120 days following the end of the Company’s fiscal year ended December 31, 2007, which information is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of stockholders to be held on April 23, 2008, to be filed not later than 120 days following the end of the Company’s fiscal year ended December 31, 2007, information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this Item will be contained in the Company’s proxy statement for the annual meeting of stockholders to be held on April 23, 2008, to be filed not later than 120 days following the end of the Company’s fiscal year ended December 31, 2007, which information is incorporated herein by reference. The other information required by this Item appears in this report under “Item 5 – Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of stockholders to be held on April 23, 2008, to be filed not later than 120 days following the end of the Company’s fiscal year ended December 31, 2007, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of stockholders to be held on April 23, 2008, to be filed not later than 120 days following the end of the Company’s fiscal year ended December 31, 2007, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)          The following documents are filed as part of this Annual Report:

1.               Consolidated financial statements

The following consolidated financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2006 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2.               Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2007, is filed as part of this Annual Report:

Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2007, 2006 and 2005

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

3.1                     Certificate of Incorporation of Simpson Manufacturing Co., Inc., as amended, is incorporated by reference to Exhibit 3.1 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

3.2                     Bylaws of Simpson Manufacturing Co., Inc. are incorporated by reference to Exhibit 3.2 of its Registration Statement on Form 8-A dated August 4, 1999.

4.1                   Rights Agreement dated as of July 30, 1999 between Simpson Manufacturing Co., Inc. and BankBoston, N.A., which includes as Exhibit B the form of Rights Certificate, is incorporated by reference to Exhibit 4.1 of Simpson Manufacturing Co., Inc.’s Registration Statement on Form 8-A dated August 4, 1999.

4.2                   Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock of Simpson Manufacturing Co., Inc., dated July 30, 1999, is incorporated by reference to Exhibit 4.2 of its Registration Statement on Form 8-A dated August 4, 1999.

4.3                   Simpson Manufacturing Co., Inc. 1994 Stock Option Plan, as amended through July 29, 2002, is incorporated by reference to Exhibit 4.1 of Simpson Manufacturing Co., Inc.’s Registration Statement on Form S-8 dated July 30, 2002.

4.4                   Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan, as amended through July 29, 2002, is incorporated by reference to Exhibit 4.1 of Simpson Manufacturing Co., Inc.’s Registration Statement on Form S-8 dated July 30, 2002.

10.1             Credit Agreement dated as of October 10, 2007, among Simpson Manufacturing Co., Inc. as Borrower, the Lenders party thereto, Wells Fargo Bank as Agent, and Simpson Dura-Vent Company, Inc., Simpson Strong Tie Company Inc., and Simpson Strong-Tie International, Inc. as Guarantors, is incorporated by reference to Exhibit 10.1 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated October 15, 2007.

10.2             Form of Indemnification Agreement between Simpson Manufacturing Co., Inc. and its directors, executive officers as well as the officers of Simpson Strong-Tie Company Inc. and Simpson Dura-Vent Company, Inc., is incorporated by reference to Exhibit 10.2 of Simpson Manufacturing Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.3               Stock Purchase Agreement dated as of July 23, 2007, between Hobart K. Swan and Reliance Trust Company, solely in its capacity as independent trustee of the Swan Secure Products, Inc. Employee Stock Ownership Plan and Trust, on the one hand, and Simpson Strong-Tie Company Inc. and Simpson Manufacturing Co., Inc., on the other hand, is incorporated by reference to Exhibit 10.1 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated July 24, 2007.

10.4               Purchase and Sale Agreement and Joint Escrow Instructions, dated June 5, 2007, by and between Simpson Manufacturing Co., Inc. and Oakland Land Company, LLC, is incorporated by reference to Exhibit 10.1 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated June 15, 2007.

21.                     List of Subsidiaries of the Registrant is filed herewith.

23.                     Consent of Independent Registered Public Accounting Firm is filed herewith.

31.                     Rule 13a-14(a)/15d-14(a) Certifications are filed herewith.

32.                     Section 1350 Certifications are filed herewith.

99.1	Simpson Manufacturing Co., Inc. 1994 Employee Stock Bonus Plan, as amended through November 18, 2004, is filed herewith.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 29, 2008		Simpson Manufacturing Co., Inc.
(Registrant)

	By	/s/Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
and Duly Authorized Officer
of the Registrant
(principal accounting and financial officer)

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/ Thomas J Fitzmyers	President, Chief Executive	February 29, 2008
(Thomas J Fitzmyers)	Officer and Director

Chief Financial Officer:

/s/ Michael J. Herbert	Chief Financial Officer,	February 29, 2008
(Michael J. Herbert)	Treasurer and Secretary
(principal accounting and financial officer)

Directors:

/s/ Barclay Simpson	Chairman of the Board	February 29, 2008
(Barclay Simpson)

/s/ Jennifer A. Chatman	Director	February 29, 2008
(Jennifer A. Chatman)

/s/ Earl F. Cheit	Director	February 29, 2008
(Earl F. Cheit)

/s/ Gary M. Cusumano	Director	February 29, 2008
(Gary M. Cusumano)

/s/ Peter N. Louras	Director	February 29, 2008
(Peter N. Louras)

/s/ Robin G. MacGillivray	Director	February 29, 2008
(Robin G. MacGillivray)

/s/ Barry Lawson Williams	Director	February 29, 2008
(Barry Lawson Williams)