Form 10-Q
period 2008-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2008-05-09
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares of the Registrant’s common stock outstanding as of March 31, 2008: 48,586,554

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	March 31,		December 31,
	2008	2007	2007

ASSETS
Current assets
Cash and cash equivalents	$164,381	$149,310	$186,142
Trade accounts receivable, net	107,634	126,577	88,340
Inventories	227,855	208,797	218,342
Deferred income taxes	11,236	11,042	11,623
Assets held for sale	9,677	—	9,677
Other current assets	8,825	8,003	8,753
Total current assets	529,608	503,729	522,877

Property, plant and equipment, net	195,319	206,442	198,117
Goodwill	57,845	44,617	57,418
Intangible assets	22,142	9,123	23,239
Other noncurrent assets	18,513	12,445	16,028
Total assets	$823,427	$776,356	$817,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and current portion of long-term debt	$3,390	$2,691	$1,029
Trade accounts payable	34,745	35,863	27,226
Accrued liabilities	30,357	34,239	39,188
Income taxes payable	1,639	5,994	—
Accrued profit sharing trust contributions	2,411	10,309	8,651
Accrued cash profit sharing and commissions	4,665	8,345	4,129
Accrued workers’ compensation	4,116	3,712	4,116
Total current liabilities	81,323	101,153	84,339

Long-term debt, net of current portion	—	337	—
Other long-term liabilities	12,144	8,775	9,940
Total liabilities	93,467	110,265	94,279

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, at par value	486	484	485
Additional paid-in capital	127,573	118,590	126,119
Retained earnings	574,988	534,597	571,499
Accumulated other comprehensive income	26,913	12,420	25,297
Total stockholders’ equity	729,960	666,091	723,400
Total liabilities and stockholders’ equity	$823,427	$776,356	$817,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per-share amounts, unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net sales	$167,656	$193,155
Cost of sales	111,398	121,533
Gross profit	56,258	71,622

Operating expenses:
Research and development and other engineering	5,103	5,260
Selling	19,807	18,154
General and administrative	17,874	21,638
	42,784	45,052

Income from operations	13,474	26,570

Loss on equity method investment, before tax	—	(33)
Interest income, net	1,128	1,374

Income before income taxes	14,602	27,911

Provision for income taxes	6,250	10,621

Net income	$8,352	$17,290

Net income per common share
Basic	$0.17	$0.36
Diluted	$0.17	$0.35

Cash dividends declared per common share	$0.10	$0.10

Number of shares outstanding
Basic	48,574	48,414
Diluted	48,931	48,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the three months ended March 31, 2007 and 2008 and the nine months ended December 31, 2007

(In thousands except per-share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income	Stock	Total
Balance, January 1, 2007	48,412	$484	$114,535	$526,346	$11,494	$—	$652,859
Comprehensive income:
Net income	—	—	—	17,290	—	—	17,290
Other comprehensive income:
Translation adjustment, net of tax of $17	—	—	—	—	926	—	926
Comprehensive income	—						18,216
Options exercised	110	1	1,917	—	—	—	1,918
Stock compensation	—	—	1,468	—	—	—	1,468
Tax benefit of options exercised	—	—	363	—	—	—	363
Cash dividends declared on Common stock ($0.10 per share)	—	—	—	(4,849)	—	—	(4,849)
Common stock issued at $31.65 per share	10	—	307	—	—	—	307
Repurchase of common stock	(122)	—	—	—	—	(4,191)	(4,191)
Retirement of common stock	—	(1)	—	(4,190)	—	4,191	—
Balance, March 31, 2007	48,410	484	118,590	534,597	12,420	—	666,091
Comprehensive income:
Net income	—	—	—	51,452	—	—	51,452
Other comprehensive income:
Translation adjustment, net of tax of $44	—	—	—	—	12,877	—	12,877
Comprehensive income							64,329
Options exercised	142	1	2,913	—	—	—	2,914
Stock compensation	—	—	4,425	—	—	—	4,425
Tax benefit of options exercised	—	—	191	—	—	—	191
Cash dividends declared on common stock ($0.30 per share)	—	—	—	(14,550)	—	—	(14,550)
Balance, December 31, 2007	48,552	485	126,119	571,499	25,297	—	723,400
Comprehensive income:
Net income	—	—	—	8,352	—	—	8,352
Other comprehensive income:
Translation adjustment, net of tax of $17	—	—	—	—	1,616	—	1,616
Comprehensive income							9,968
Options exercised	26	1	507	—	—	—	508
Stock compensation	—	—	765	—	—	—	765
Tax benefit of options exercised	—	—	(65)	—	—	—	(65)
Cash dividends declared on Common stock ($0.10 per share)	—	—	—	(4,863)	—	—	(4,863)
Common stock issued at $26.59 per share	9	—	247	—	—	—	247
Balance, March 31, 2008	48,587	$486	$127,573	$574,988	$26,913	$—	$729,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months
	Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$8,352	$17,290
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of assets	2	(6)
Depreciation and amortization	7,420	7,078
Deferred income taxes	172	(507)
Noncash compensation related to stock plans	936	1,677
Loss in equity method investment	—	33
Excess tax benefit of options exercised	(25)	(431)
Provision for (recovery of) doubtful accounts	(727)	271
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(17,788)	(30,629)
Inventories	(8,514)	9,069
Trade accounts payable	2,069	11,396
Income taxes payable	3,043	8,504
Accrued profit sharing trust contributions	(6,228)	1,687
Accrued cash profit sharing and commissions	512	528
Other current assets	(2,650)	(3,471)
Accrued liabilities	(4,196)	(3,735)
Other long-term liabilities	1,474	(1,714)
Other noncurrent assets	(415)	1,737
Net cash provided by (used in) operating activities	(16,563)	18,777

Cash flows from investing activities
Capital expenditures	(2,849)	(14,164)
Proceeds from sale of capital assets	19	20
Asset acquisitions	—	(327)
Net cash used in investing activities	(2,830)	(14,471)

Cash flows from financing activities
Line of credit borrowings	2,206	2,347
Repayment of debt and line of credit borrowings	—	(2)
Repurchase of common stock	—	(4,191)
Issuance of common stock	508	1,918
Excess tax benefit of options exercised	25	431
Dividends paid	(4,857)	(3,875)
Net cash used in financing activities	(2,118)	(3,372)

Effect of exchange rate changes on cash	(250)	77
Net increase (decrease) in cash and cash equivalents	(21,761)	1,011
Cash and cash equivalents at beginning of period	186,142	148,299
Cash and cash equivalents at end of period	$164,381	$149,310

Noncash activity during the period
Noncash capital expenditures	$161	$1,438
Dividends declared but not paid	$4,863	$4,849
Issuance of Company’s common stock for compensation	$247	$307
Noncash asset acquisition	$—	$608

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                       Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries (the “Company”). Investments in 50% or less owned affiliates are accounted for using either cost or the equity method. All significant intercompany transactions have been eliminated.

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America have been condensed or omitted. These interim statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2007 Annual Report on Form 10-K (the “2007 Annual Report”).

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

Allowance for Doubtful Accounts

The Company assesses the collectibility of specific customer accounts that would be considered doubtful based upon the customer’s financial condition, payment history, credit rating and other factors that the Company considers relevant, or accounts that the Company assigns for collection. The Company reserves for the portion of those outstanding balances that the Company believes it is not likely to collect based on historical collection experience. The Company also reserves 100% of the amount that it deems potentially uncollectible due to a customer’s bankruptcy or deteriorating financial condition. If the financial condition of the Company’s customers were to deteriorate, resulting in inability to make payments, additional allowances may be required.

Net Income Per Common Share

Basic net income per common share is computed based on the weighted average number of common shares outstanding. Potentially dilutive securities, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic net income (earnings) per share (“EPS”), to diluted EPS:

	Three Months Ended,			Three Months Ended,
	March 31, 2008			March 31, 2007
(in thousands, except			Per			Per
per-share amounts)	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$8,352	48,574	$0.17	$17,290	48,414	$0.36

Effect of Dilutive Securities
Stock options	—	357	—	—	472	(0.01)

Diluted EPS
Income available to common stockholders	$8,352	48,931	$0.17	$17,290	48,886	$0.35

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For both the three months ended March 31, 2008 and 2007, 1.1 million shares subject to stock options were anti-dilutive.

Accounting for Stock-Based Compensation

The Company maintains two stock option plans under which it may grant incentive stock options and non-qualified stock options, although the Company has granted only non-qualified stock options under these plans. The Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”) is principally for the Company’s employees and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”) is for its independent directors. The Company generally grants options under each of the 1994 Plan and the 1995 Plan once each year. The exercise price per share under each option granted in April and February 2008 and February 2007 under the 1994 Plan equaled the closing market price per share of the Company’s Common Stock as reported by the New York Stock Exchange for the day preceding the date that the Company’s Board of Directors approved the grant. The exercise price per share under each option granted under the 1995 Plan is at the fair market value on the date specified in the 1995 Plan. Options vest and expire according to terms established at the grant date.

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

The following table represents the Company’s stock option activity for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Stock option expense recognized in operating expenses	$900	$1,545

Tax benefit of stock option expense in provision for income taxes	355	589

Stock option expense, net of tax	$545	$956

Fair value of shares vested	$765	$1,468

Proceeds to the Company from the exercise of stock options	$508	$1,918

Tax benefit from exercise of stock options	$(65)	$363

	At March 31,
	2008	2007

Stock option cost capitalized in inventory	$117	$188

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

In April 2008, the Company’s Board of Directors approved the grant of stock options on an additional 14 thousand shares at an exercise price of $25.74.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 157 establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company only has Treasury Instruments and money market funds aggregating $63.4 million, which are maintained in cash equivalents and are carried at fair value, approximating cost, based upon Level 1 inputs.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after January 1, 2009, regardless of the date of the original business combination. Management has not yet determined the effect, if any, on the Company’s financial statements for its fiscal year ending December 31, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. Management has not yet determined the effect, if any, on the Company’s financial statements for its fiscal year ending December 31, 2009.

In September 2006, the FASB finalized SFAS No. 157 which became effective January 1, 2008, except as amended by FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-1 and FSP FAS 157-2. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but does not require any new fair value measurements. The provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of 2008. The adoption of this statement did not have a material effect on the interim condensed consolidated financial statements for fair value measurements made during the first quarter of 2008. While the Company does not expect the adoption of this statement to have a material effect on its interim condensed consolidated financial statements in subsequent reporting periods, the Company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for financial and nonfinancial assets and nonfinancial liabilities not disclosed at fair value in the financial statements on at least an annual basis.

In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2

delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 allows entities to choose to elect, at specified dates, to measure eligible financial instruments at fair value. Entities must report unrealized gains and losses on items for which the fair value option has been elected in earnings. The Company did not make any fair value elections in connection with its adoption of the provisions of SFAS No. 159 for financial assets and financial liabilities during the quarter ended March 31, 2008.

2.                                       Trade Accounts Receivable, net

Trade accounts receivable consist of the following:

	At March 31,		At December 31,
(in thousands)	2008	2007	2007

Trade accounts receivable	$112,019	$131,380	$92,879
Allowance for doubtful accounts	(1,968)	(2,502)	(2,724)
Allowance for sales discounts and returns	(2,417)	(2,301)	(1,815)
	$107,634	$126,577	$88,340

3.                                       Inventories

Inventories consist of the following:

	At March 31,		At December 31,
(in thousands)	2008	2007	2007

Raw materials	$85,756	$81,753	$82,164
In-process products	25,592	20,778	23,674
Finished products	116,507	106,266	112,504
	$227,855	$208,797	$218,342

4.                                       Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:

	At March 31,		At December 31,
(in thousands)	2008	2007	2007

Land	$19,783	$23,838	$19,820
Buildings and site improvements	131,907	121,006	131,166
Leasehold improvements	4,005	2,832	4,054
Machinery and equipment	214,232	190,308	213,188
	369,927	337,984	368,228
Less accumulated depreciation and amortization	(182,262)	(161,607)	(175,893)
	187,665	176,377	192,335
Capital projects in progress	7,654	30,065	5,782
	$195,319	$206,442	$198,117

The Company’s vacant facilities in San Leandro, California, and in McKinney, Texas, have been classified as assets held for sale as of March 31, 2008. Both facilities are associated with the connector segment. The sale of the McKinney facility was completed in April 2008 for $1.8 million.

In September 2007, an environmental analysis of the San Leandro property indicated that the property had contamination related to spilled fuel that would require an estimated $0.3 million to remediate. The clean-up is expected to be completed in late 2008. The Company expects to sell the property after the remediation is completed.

5.                                       Investments

Equity Method Investment

The Company has a 35% equity interest in Keymark Enterprises, LLC (“Keymark”), for which the Company accounts using the equity method. Keymark develops software that assists in the design and engineering of residential structures. The Company’s relationship with Keymark includes the specification of the Company’s products in the Keymark software. The Company has no obligation to make any additional future capital contributions to Keymark.

6.                                       Debt

Outstanding debt at March 31, 2008 and 2007, and December 31, 2007, and the available lines of credit at March 31, 2008, consisted of the following:

	Available	Debt Outstanding
	Credit at	at		at
	March 31,	March 31,		December 31,
(dollar amounts in thousands)	2008	2008	2007	2007
Revolving line of credit, interest at LIBOR plus 0.27% (at March 31, 2008, LIBOR plus 0.27% was 2.98%), matures October 2012, commitment fees payable at the annual rate of 0.08% on the unused portion of the facility	$200,000	$—	$—	$—

Revolving line of credit, interest at the bank’s base rate plus 2% (at March 31, 2008, the bank’s base rate plus 2% was 7.25%), expires October 2008	496	—	—	—

Revolving lines of credit, interest rates between 4.88% and 6.01%	2,698	3,390	2,363	1,029

Term loan, interest at LIBOR plus 1.375% repaid June 2007	—	—	450	—

Term loans, interest rates between 4.00% and 5.00%, repaid May 2007	—	—	215	—
	203,194	3,390	3,028	1,029
Less line of credit and current portion of long-term debt		(3,390)	(2,691)	(1,029)
Long-term debt, net of current portion		$—	$337	$—
Available credit	$203,194

7.                                       Commitments and Contingencies

Note 9 to the consolidated financial statements in the 2007 Annual Report provides information concerning commitments and contingencies. From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The resolution of claims and litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

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

Corrosion, hydrogen enbrittlement, cracking, material hardness, wood pressure-treating chemicals, misinstallations, misuse, environmental conditions or other factors can contribute to failure of fasteners, connectors and tools. On occasion, some of the fasteners and connectors that the Company sells have failed, although the Company has not incurred any material liability resulting from those failures. The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions. The Company subjects its products to extensive testing, with results and conclusions published in Company catalogues and on its websites. Based on test results to date, the Company believes that, generally, if its products are appropriately selected, installed and used in accordance with the Company’s guidance, they may be reliably used in appropriate applications.

8.                                       Stock Option Plans

The Company currently has two stock option plans (see Note 1 – Accounting for Stock-Based Compensation). Participants are granted stock options only if the applicable company-wide or profit-center operating goals, or both, established by the Compensation Committee of the Board of Directors at the beginning of the year, are met.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on historical volatilities of the Company’s common stock measured monthly over a term that is equivalent to the expected life of the option. The expected term of options granted is estimated based on the Company’s prior exercise experience and future expectations of the exercise and termination behavior of the grantees. The risk-free rate is based on the yield of United States Treasury zero-coupon bonds with maturities comparable to the expected life in effect at the time of grant. The dividend yield is based on the expected dividend yield on the grant date.

Black-Scholes option pricing model assumptions for options granted in 2008 and 2007 are as follows:

Number		Risk					Weighted
Of Options		Free					Average
Granted	Grant	Interest	Dividend	Expected			Fair
(in thousands)	Date	Rate	Yield	Life	Volatility	Exercise Price	Value

1994 Plan
14	04/23/08	3.15%	1.55%	6.0 years	27.1%	$25.74	$6.92
40	02/13/08	2.90%	1.68%	6.0 years	27.1%	$23.78	$6.16
123	02/02/07	4.84%	1.19%	5.9 years	29.0%	$33.62	$11.11

There were no options granted under the 1995 Plan in 2008 or 2007.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2008:

Non-Qualified Stock Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value * (in thousands)

Outstanding at January 1, 2008	2,656	$27.91
Granted	40	23.78
Exercised	(26)	19.69
Forfeited	(22)	33.08
Outstanding at March 31, 2008	2,648	$27.89	3.2	$8,766
Outstanding and expected to vest at March 31, 2008	2,633	$27.48	3.1	$8,630
Exercisable at March 31, 2008	2,205	$26.14	2.9	$8,633

*

The intrinsic value represents the amount by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $27.18 on March 31, 2008.

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007, was $0.2 million and $1.7 million, respectively.

A summary of the status of unvested options as of March 31, 2008, and changes during the three months ended March 31, 2008, are presented below:

Unvested Options	Shares (in thousands)	Weighted- Average Grant-Date Fair Value

Unvested at January 1, 2008	543	$12.34
Granted	40	6.16
Vested	(136)	11.18
Forfeited	(4)	13.24
Unvested at March 31, 2008	443	$12.13

As of March 31, 2008, $4.8 million of total unrecognized compensation cost was related to unvested share-based compensation arrangements granted under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 1.81 years. Options granted under the 1995 Plan are fully vested and are expensed on the date of grant.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

(in thousands)	Three Months Ended March 31,
	2008	2007

Net Sales
Connector products	$154,168	$179,470
Venting products	13,488	13,685
Total	$167,656	$193,155

Income (Loss) from Operations
Connector products	$16,519	$29,013
Venting products	(2,847)	(1,943)
Administrative and all other	(198)	(500)
Total	$13,474	$26,570

	At March 31,		At December 31,
	2008	2007	2007
Total Assets
Connector products	$573,651	$538,432	$575,707
Venting products	73,418	75,195	78,541
Administrative and all other	176,358	162,729	163,431
Total	$823,427	$776,356	$817,679

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $145.6 million, $140.2 million, and $159.8 million, as of March 31, 2008 and 2007, and December 31, 2007, respectively.

10.           Subsequent Events

In April 2008, the Company’s Board of Directors declared a cash dividend of $0.10 per share, estimated to total $4.9 million, to be paid on July 24, 2008, to stockholders of record on July 3, 2008.

In April 2008, the Company’s newly formed subsidiary, Simpson Strong-Tie Ireland Limited, purchased certain assets of Liebig International Ltd., an Irish company, Heinrich Liebig Stahldübelwerke GmbH, Liebig GmbH & Co. KG and Liebig International Verwaltungsgesellschaft mbH, all German companies, Liebig Bolts Limited, an English company, and Liebig International Inc., a Virginia corporation (collectively “Liebig”). Liebig manufactures mechanical anchor products in Ireland and distributes them primarily throughout Europe through warehouses located in Germany and in the United Kingdom. The purchase price (subject to post-closing adjustments) was $18.3 million in cash.

In April 2008, the Company sold its vacant factory in McKinney, Texas, for total proceeds of $1.8 million.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 2008 and 2007. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended March 31, 2008, Compared with the Three Months Ended March 31, 2007

Net sales decreased 13.2% to $167.7 million in the first quarter of 2008 as compared to net sales of $193.2 million for the first quarter of 2007. Net income decreased 51.7% to $8.4 million for the first quarter of 2008 as compared to net income of $17.3 million for the first quarter of 2007. Diluted net income per common share was $0.17 for the first quarter of 2008 as compared to $0.35 for the first quarter of 2007.

In the first quarter of 2008, sales declined throughout the United States, with the exception of the northeastern region of the country. California and the western states had the largest decrease in sales. Sales during the quarter in Canada increased significantly while sales in Europe, as a whole, were up slightly. Simpson Strong-Tie’s first quarter sales decreased 14.1% from the same quarter last year, while Simpson Dura-Vent’s sales decreased 1.4%. Simpson Strong-Tie’s sales to contractor distributors had the largest percentage decrease and sales to home centers and dealer distributors also decreased. Sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of the Swan Secure product line, acquired in July 2007, accounted for approximately 5% of Simpson Strong-Tie’s first quarter sales. Sales of Simpson Dura-Vent’s pellet vent, chimney and Direct-Vent products increased while sales of its gas vent product line decreased as a result of several factors, including the decline in new home construction.

Income from operations decreased 49.3% from $26.6 million in the first quarter of 2007 to $13.5 million in the first quarter of 2008. Gross margins decreased from 37.1% in the first quarter of 2007 to 33.6% in the first quarter of 2008. The decrease in gross margins was primarily due to higher fixed overhead costs as a percentage of total costs, resulting primarily from the lower sales volume. The steel market continues to be dynamic with a high degree of uncertainty. Since December 31, 2007, total inventories have increased 4.4%. In 2008, the Company has experienced steel price increases and is anticipating further increases in steel prices. The Company will increase its prices in June 2008 to partially off set rising steel prices. If steel prices continue to increase and the Company is not able to increase its prices sufficiently, the Company’s margins could further deteriorate.

Research and development and engineering expenses decreased 3.0% from $5.3 million in the first quarter of 2007 to $5.1 million in the first quarter of 2008. This decrease was primarily due to a decrease in cash profit sharing of $0.4 million partially offset by an increase in other personnel costs of $0.2 million. Selling expenses increased 9.1% from $18.2 million in the first quarter of 2007 to $19.8 million in the first quarter of 2008. The increase was driven primarily by a $1.5 million increase in expenses associated with sales and marketing personnel. General and administrative expenses decreased 17.4% from $21.6 million in the first quarter of 2007 to $17.9 million in the first quarter of 2008. The major components of the decrease were decreases in cash profit sharing of $4.0 million, resulting from decreased operating profit, a decrease in bad debt expense of $1.0 million and a decrease in professional service fees of $0.6 million. This decrease was partly offset by increases in personnel costs of $1.1 million and an increase in amortization of intangible assets of $0.6 million, both of which increased primarily as a result of the acquisition of Swan Secure Products, Inc. in July 2007. The effective tax rate was 42.8% in the first quarter of 2008, up from 38.1% in the first quarter of 2007. The increase in the effective tax rate was caused by many factors, including a decrease in tax-exempt interest income, losses in certain foreign operations where the Company did not record a tax benefit and the expiration of the federal research and development tax credit provision in 2008.

Connector Products – Simpson Strong-Tie (SST)

Simpson Strong-Tie’s income from operations decreased 43.1% from $29.0 million in the first quarter of 2007 to $16.5 million in the first quarter of 2008.

Net Sales

In the first quarter of 2008, Simpson Strong-Tie’s net sales decreased 14.1% to $154.2 million from $179.5 million in the first quarter of 2007. SST accounted for 92.0% of the Company’s total net sales in the first quarter of 2008, a decrease from 92.9% in the first quarter of 2007. The decrease in net sales at Simpson Strong-Tie resulted from a decrease in sales volume while average prices were flat as compared to the first quarter of 2007. In the first quarter of 2008, Simpson Strong-Tie’s sales declined throughout the United States, with the exception of the northeastern region of the country. California and the western states had the largest decrease in sales. Simpson Strong-Tie’s sales during the quarter in Canada increased significantly while sales in Europe, as a whole, were up slightly. Simpson Strong-Tie’s sales to contractor distributors had the largest percentage decrease and sales to home centers and dealer distributors also decreased. Sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of the Swan Secure product line, acquired in July 2007, accounted for approximately 5% of Simpson Strong-Tie’s first quarter sales.

Gross Profit

Simpson Strong-Tie’s gross profit decreased 20.8% to $56.0 million in the first quarter of 2008 from $70.7 million in the first quarter of 2007. As a percentage of net sales, gross profit decreased to 36.3% in the first quarter of 2008 from 39.4% in the first quarter of 2007. This decrease was primarily due to higher manufacturing costs, including material costs, and to higher fixed overhead costs as a percentage of sales as a result of the lower sales volume.

Selling Expense

Simpson Strong-Tie’s selling expense increased 10.6% to $18.1 million in the first quarter of 2008 from $16.4 million in the first quarter of 2007. The increase was driven primarily by a $1.5 million increase in expenses associated with sales and marketing personnel and an increase in professional services expenses of $0.4 million.

General and Administrative Expense

Simpson Strong-Tie’s general and administrative expense decreased 18.6% to $16.5 million in the first quarter of 2008 from $20.3 million in the first quarter of 2007. The decrease was primarily due to reduced cash profit sharing expenses included in administrative expenses totaling $4.0 million, a decrease in bad debt expense of $1.1 million and a decrease in professional fees of $0.3 million. These decreases were partly offset by increases in expenses associated with administrative personnel of $0.8 million and an increase in amortization of intangible assets of $0.6 million, which included incremental expenses associated with the acquisition of Swan Secure in July 2007.

European Operations

For its European operations, Simpson Strong-Tie recorded an operating loss of $0.8 million in the first quarter of 2008 compared to operating income of $0.8 million in the first quarter of 2007.

Venting Products – Simpson Dura-Vent (SDV)

Simpson Dura-Vent’s loss from operations increased to $2.9 million the first quarter of 2008 from $1.9 million in the first quarter of 2007.

Net Sales

In the first quarter of 2008, Simpson Dura-Vent’s net sales decreased 1.4% to $13.5 million as compared to net sales of $13.7 million in the first quarter of 2007. SDV accounted for 8.0% of the Company’s total net sales in the first quarter of 2008, an increase from 7.0% in the first quarter of 2007. The decrease in net sales at SDV resulted from a decrease in sales volume, partly off set by price increases that averaged 1.3%. In the first quarter of 2008, Simpson

Dura-Vent sales increased in the northeastern and midwestern regions of the United States while sales in California were down sharply. Sales to fireplace distributors were up sharply in the first quarter of 2008 as compared to the first quarter of 2007, but were partly off set by substantial decreases in sales to HVAC (heating, ventilating and air conditioning) distributors. Sales of Simpson Dura-Vent’s pellet vent, chimney and Direct-Vent products increased while sales of its gas vent product line decreased as a result of several factors, including the decline in new home construction.

Gross Profit

Simpson Dura-Vent’s gross profit decreased 88.2% to $0.1 million in the first quarter of 2008 from $1.0 million in the first quarter of 2007. As a percentage of net sales, gross profit decreased to 0.9% in the first quarter of 2008 from 7.1% in the first quarter of 2007. This decrease was primarily due to higher manufacturing costs and higher fixed overhead costs as a percentage of sales.

Administrative and All Other (Company)

Interest Income and Expense

Interest income is generated on the Company’s cash and cash equivalents balances. Interest income decreased primarily as a result of lower interest rates. Interest expense includes interest, account maintenance fees and bank charges.

Critical Accounting Policies and Estimates

In the quarter ended March 31, 2008, the Company revised its calculation for its allowance for doubtful accounts to better reflect its recent collection history. The Company assesses the collectibility of specific customer accounts that would be considered doubtful based upon the customer’s financial condition, payment history, credit rating and other factors that the Company considers relevant, or accounts that the Company assigns for collection. The Company reserves for the portion of those outstanding balances that the Company believes it is not likely to collect based on historical collection experience. The Company also reserves 100% of the amount that it deems potentially uncollectible due to a customer’s bankruptcy or deteriorating financial condition. If the financial condition of the Company’s customers were to deteriorate, resulting in inability to make payments, additional allowances may be required.

Recently Issued Accounting Standards

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” except as amended by FSP FAS 157-1 and FSP FAS 157-2, and SFAS No. 159, “The Fair Value Option for Financials Assets and Financial Liabilities.” The Company has not yet adopted the provisions of SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” See Note 1 to the Company’s Condensed Consolidated Financial Statements.

Liquidity and Sources of Capital

As of March 31, 2008, working capital was $448.3 million as compared to $402.6 million at March 31, 2007, and $438.5 million at December 31, 2007. The increase in working capital from December 31, 2007, was primarily due to increases in net trade accounts receivable of $19.3 million and inventories of $9.5 million and decreases in accrued liabilities and accrued profit sharing trust contributions of $8.8 million and $6.2 million, respectively. Net trade accounts receivable increased 21.8% from December 31, 2007, while inventories increased 4.4% from December 31, 2007. The increase in net trade accounts receivable was the result of increased sales in the latter part of the first quarter of 2008 as compared to the latter part of the fourth quarter of 2007. Offsetting this increase in working capital were decreases in cash and cash equivalents of $21.8 million and increases in trade accounts payable, line of credit borrowings, and income taxes payable of $7.5 million, $2.4 million, and $1.6 million, respectively. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts, none of which was individually material. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $8.4 million and noncash expenses, primarily depreciation, amortization and stock-based compensation charges totaling $8.4 million, resulted in net cash used by operating activities of $16.6 million. As of March 31, 2008, the Company had unused credit facilities available of $203.2 million.

The Company used $2.8 million in its investing activities, primarily for machinery and equipment for various facilities throughout the United States and in Asia. The Company estimates its capital spending will total $21.2 million for 2008.

In April 2008, the Company’s newly formed subsidiary, Simpson Strong-Tie Ireland Limited, purchased certain assets of Liebig International Ltd., an Irish company, Heinrich Liebig Stahldübelwerke GmbH, Liebig GmbH & Co. KG and Liebig International Verwaltungsgesellschaft mbH, all German companies, Liebig Bolts Limited, an English company, and Liebig International Inc., a Virginia corporation (collectively “Liebig”). Liebig manufactures mechanical anchor products in Ireland and distributes them primarily throughout Europe through warehouses located in Germany and in the United Kingdom. The purchase price (subject to post-closing adjustments) was $18.3 million in cash.

The Company’s vacant facility in San Leandro, California, has been classified as an asset held for sale. In September 2007, an environmental analysis of the San Leandro property indicated that it had contamination related to spilled fuel that would require an estimated $0.3 million to remediate. The clean-up is expected to be completed in late 2008. The Company expects to sell the property after the remediation is completed.

In April 2008, the Company sold its vacant factory in McKinney, Texas, for total proceeds of $1.8 million. As of March 31, 2008, this facility was classified as an asset held for sale.

The Company’s financing activities used net cash of $2.1 million. Uses of cash for financing activities were for the payment of cash dividends in the amount of $4.9 million. Cash provided by financing activities were primarily from borrowings on the Company’s credit lines of its European subsidiaries of approximately $2.2 million and the issuance of the Company’s common stock through the exercise of stock options totaling $0.5 million. In April 2008, the Company’s Board of Directors declared a cash dividend of $0.10 per share, estimated to total of $4.9 million, to be paid on July 24, 2008, to stockholders of record on July 3, 2008.

The Company believes that cash generated by operations and borrowings available under its credit facility will be sufficient for the Company’s working capital needs and planned capital expenditures over the next 12 months. Depending on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing.

The Company believes that the effect of inflation on the Company has not been material in recent years, as general inflation rates have remained relatively low. In 2008, the Company is anticipating further increases in steel prices. If steel prices continue to increase and the Company is not able to increase its prices sufficiently, the Company’s margins could further deteriorate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to the Company’s operations taken as a whole. The translation adjustment resulted in an increase in accumulated other comprehensive income of $1.6 million for the three months ended March 31, 2008, primarily due to the effect of the weakening of the United States dollar in relation to most of the European currencies, offset by the effect of the strengthening of the United States dollar in relation to the Canadian dollar and the British pound, during the first three months of 2008.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2008, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2008, the Company made changes to its internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Those changes were the installation of a general ledger module of an integrated accounting software system in replacement of the Company’s legacy system. The Company is also in the process of implementing an integrated accounting software system to be used in its China operations.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The resolution of claims and litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Item 1A. Risk Factors

We are affected by risks specific to us, as well as risks that affect all businesses operating in global markets. Some of the significant factors that could materially adversely affect our business, financial condition and operating results appear in Item 1A of our most recent Annual Report on Form 10-K (available at www.simpsonmfg.com/docs/10K-2007.pdf or www.sec.gov).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2007, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from February 2007. The authorization will remain in effect through the end of 2008. There were no repurchases of the Company’s common stock in the first quarter of 2008.

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

10.2

Form of Indemnification Agreement between Simpson Manufacturing Co., Inc. and its directors and executive officers, as well as the officers of Simpson Strong-Tie Company Inc. and Simpson Dura-Vent Company, Inc., is incorporated by reference to Exhibit 10.2 of Simpson Manufacturing Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

31	Rule 13a-14(a)/15d-14(a) Certifications are filed herewith.

32	Section 1350 Certifications are filed herewith.

99.1

Simpson Manufacturing Co., Inc. 1994 Employee Stock Bonus Plan, as amended through November 18, 2004, is incorporated by reference to Exhibit 99.1 of Simpson Manufacturing Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 9, 2008	By	/s/Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
(principal accounting and financial officer)