Form 10-Q
period 2008-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2008-08-08
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

The number of shares of the Registrant’s common stock outstanding as of June 30, 2008:   48,599,104

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	June 30,		December 31,
	2008	2007	2007

ASSETS
Current assets
Cash and cash equivalents	$162,098	$177,166	$186,142
Trade accounts receivable, net	139,162	145,388	88,340
Inventories	232,575	210,253	218,342
Deferred income taxes	11,262	12,092	11,623
Assets held for sale	7,887	9,671	9,677
Other current assets	6,335	6,730	8,753
Total current assets	559,319	561,300	522,877

Property, plant and equipment, net	199,055	199,249	198,117
Goodwill	69,500	45,917	57,418
Intangible assets	23,392	8,576	23,239
Equity method investment	—	59	—
Other noncurrent assets	18,817	13,757	16,028
Total assets	$870,083	$828,858	$817,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and current portion of long-term debt	$3,177	$5,942	$1,029
Trade accounts payable	46,362	47,791	27,226
Accrued liabilities	39,549	38,558	39,188
Income taxes payable	1,637	8,542	—
Accrued profit sharing trust contributions	5,228	4,724	8,651
Accrued cash profit sharing and commissions	10,581	14,014	4,129
Accrued workers’ compensation	4,116	3,448	4,116
Total current liabilities	110,650	123,019	84,339

Other long-term liabilities	12,076	9,483	9,940
Total liabilities	122,726	132,502	94,279

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, at par value	486	485	485
Additional paid-in capital	128,541	121,025	126,119
Retained earnings	590,510	558,075	571,499
Accumulated other comprehensive income	27,820	16,771	25,297
Total stockholders’ equity	747,357	696,356	723,400
Total liabilities and stockholders’ equity	$870,083	$828,858	$817,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per-share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$219,263	$231,288	$386,919	$424,442
Cost of sales	135,398	137,925	246,796	259,457
Gross profit	83,865	93,363	140,123	164,985

Operating expenses (income):
Research and development and other engineering	5,610	5,463	10,713	10,723
Selling	22,134	20,053	41,942	38,207
General and administrative	23,786	24,332	41,658	45,975
Gain on sale of assets	(19)	(86)	(17)	(92)
	51,511	49,762	94,296	94,813

Income from operations	32,354	43,601	45,827	70,172

Income in equity method investment, before tax	—	59	—	26
Interest income, net	505	1,424	1,634	2,797

Income before income taxes	32,859	45,084	47,461	72,995

Provision for income taxes	12,478	16,767	18,728	27,387

Net income	$20,381	$28,317	$28,733	$45,608

Net income per common share
Basic	$0.42	$0.58	$0.59	$0.94
Diluted	$0.42	$0.58	$0.59	$0.93

Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.20

Number of shares outstanding
Basic	48,593	48,432	48,584	48,424
Diluted	48,936	48,902	48,933	48,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the six months ended June 30, 2007 and 2008 and December 31, 2007

(In thousands except per-share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income	Stock	Total
Balance, January 1, 2007	48,412	$484	$114,535	$526,346	$11,494	$—	$652,859
Comprehensive income:
Net income	—	—	—	45,608	—	—	45,608
Other comprehensive income:
Translation adjustment, net of tax of $83	—	—	—	—	5,277	—	5,277
Comprehensive income						—	50,885
Stock options exercised	157	2	2,926	—	—	—	2,928
Stock compensation	—	—	2,873	—	—	—	2,873
Tax benefit of options exercised	—	—	384	—	—	—	384
Cash dividends declared on common stock ($0.20 per share)	—	—	—	(9,689)	—	—	(9,689)
Common stock issued at $31.65 per share for stock bonus	10	—	307	—	—	—	307
Repurchase of common stock	(122)	—	—	—	—	(4,191)	(4,191)
Retirement of common stock	—	(1)	—	(4,190)	—	4,191	—
Balance, June 30, 2007	48,457	485	121,025	558,075	16,771	—	696,356
Comprehensive income:
Net income	—	—	—	23,134	—	—	23,134
Other comprehensive income:
Translation adjustment, net of tax of ($22)	—	—	—	—	8,526	—	8,526
Comprehensive income							31,660
Stock options exercised	95	—	1,904	—	—	—	1,904
Stock compensation	—	—	3,020	—	—	—	3,020
Tax benefit of options exercised	—	—	170	—	—	—	170
Cash dividends declared on common stock ($0.20 per share)	—	—	—	(9,710)	—	—	(9,710)
Balance, December 31, 2007	48,552	485	126,119	571,499	25,297	—	723,400
Comprehensive income:
Net income	—	—	—	28,733	—	—	28,733
Other comprehensive income:
Translation adjustment, net of tax of $5	—	—	—	—	2,523	—	2,523
Comprehensive income							31,256
Stock options exercised	38	1	741	—	—	—	742
Stock compensation	—	—	1,541	—	—	—	1,541
Tax benefit of options exercised	—	—	(107)	—	—	—	(107)
Cash dividends declared on common stock ($0.20 per share)	—	—	—	(9,722)	—	—	(9,722)
Common stock issued at $26.59 per share for stock bonus	9	—	247	—	—	—	247
Balance, June 30, 2008	48,599	$486	$128,541	$590,510	$27,820	$—	$747,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months
	Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$28,733	$45,608
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(17)	(92)
Depreciation and amortization	15,007	14,883
Deferred income taxes	177	(2,550)
Noncash compensation related to stock plans	1,856	3,164
Income in equity method investment	—	(26)
Excess tax benefit of options exercised	(45)	(500)
Provision for (recovery of) doubtful accounts	(559)	369
Provision for obsolete inventory	—	1,022
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(48,164)	(48,761)
Inventories	(7,193)	7,899
Trade accounts payable	17,469	24,543
Income taxes payable	3,027	11,044
Accrued profit sharing trust contributions	(3,414)	(3,939)
Accrued cash profit sharing and commissions	6,436	6,174
Other current assets	(121)	(2,413)
Accrued liabilities	303	518
Other long-term liabilities	1,802	(946)
Accrued workers’ compensation	—	(264)
Other noncurrent assets	(2,010)	1,429
Net cash provided by operating activities	13,287	57,162

Cash flows from investing activities
Capital expenditures	(6,745)	(25,178)
Proceeds from sale of capital assets	2,668	544
Asset acquisitions, net of cash acquired	(26,087)	(331)
Net cash used in investing activities	(30,164)	(24,965)

Cash flows from financing activities
Line of credit borrowings	3,242	5,859
Repayment of debt and line of credit borrowings	(1,237)	(668)
Repurchase of common stock	—	(4,191)
Issuance of common stock	742	2,928
Excess tax benefit of options exercised	45	500
Dividends paid	(9,716)	(8,716)
Net cash used in financing activities	(6,924)	(4,288)

Effect of exchange rate changes on cash	(243)	958

Net increase (decrease) in cash and cash equivalents	(24,044)	28,867
Cash and cash equivalents at beginning of period	186,142	148,299
Cash and cash equivalents at end of period	$162,098	$177,166

Noncash activity during the period
Noncash capital expenditures	$95	$108
Dividends declared but not paid	$4,860	$4,840
Issuance of Company’s common stock for compensation	$247	$307
Noncash asset acquisition	$1,568	$608

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

The following is a reconciliation of basic net income (earnings) per share (“EPS”), to diluted EPS:

	Three Months Ended,			Three Months Ended,
	June 30, 2008			June 30, 2007
(in thousands, except			Per			Per
per-share amounts)	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$20,381	48,593	$0.42	$28,317	48,432	$0.58

Effect of Dilutive Securities
Stock options	—	343	—	—	470	—

Diluted EPS
Income available to common stockholders	$20,381	48,936	$0.42	$28,317	48,902	$0.58

	Six Months Ended,			Six Months Ended,
	June 30, 2008			June 30, 2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$28,733	48,584	$0.59	$45,608	48,424	$0.94

Effect of Dilutive Securities
Stock options	—	349	—	—	470	(0.01)

Diluted EPS
Income available to common stockholders	$28,733	48,933	$0.59	$45,608	48,894	$0.93

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three months ended June 30, 2008 and 2007, 1.0 million and 1.1 million shares subject to stock options were anti-dilutive, respectively. For the six-month periods ended June 30, 2008 and 2007, 1.1 million shares subject to stock options were anti-dilutive.

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

The following table represents the Company’s stock option activity for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Stock option expense recognized in operating expenses	$801	$1,418	$1,702	$2,963

Tax benefit of stock option expense in provision for income taxes	316	528	672	1,111

Stock option expense, net of tax	$485	$890	$1,030	$1,852

Fair value of shares vested	$776	$1,405	$1,541	$2,873

Proceeds to the Company from the exercise of stock options	$234	$1,010	$742	$2,928

Tax benefit from exercise of stock options, including windfall (shortfall) tax benefits	$42	$192	$113	$810

	At June 30,
	2008	2007

Stock option cost capitalized in inventory	$91	$175

The amounts included in cost of sales, research and development and other engineering, selling, or general and administrative expense depend on the job functions performed by the employees to whom the stock options were granted. Shares of common stock issued on exercise of stock options under the plans are registered under the Securities Act of 1933.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 157 establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company’s investments consist of only United States Treasury instruments and money market funds aggregating $54.8 million, which are maintained in cash equivalents and are carried at fair value, approximating cost, based on Level 1 inputs.

Acquisitions

In April 2008, the Company’s subsidiary, Simpson Strong-Tie Ireland Limited, purchased certain assets of Liebig International Ltd., an Irish company, Heinrich Liebig Stahldübelwerke GmbH, Liebig GmbH & Co. KG and Liebig International Verwaltungsgesellschaft GmbH, all German companies, Liebig Bolts Limited, an English company, and Liebig International Inc., a Virginia corporation (collectively “Liebig”). Liebig manufactures mechanical anchor products in Ireland and distributes them primarily throughout Europe through warehouses located in Germany and the United Kingdom. Liebig expands the Company’s anchor product offerings in its connector product segment. The purchase price (subject to post-closing adjustment) was $18.3 million in cash. The Company recorded goodwill of $6.3 million and intangible assets subject to amortization of $2.4 million as a result of the acquisition. Tangible assets, including real estate, machinery and equipment, inventory and trade accounts receivable, accounted for the balance of the purchase price, but the purchase price allocation has not been finalized.

In June 2008, the Company’s subsidiary, Simpson Dura-Vent Company, Inc., purchased 100% of the equity of ProTech Systems, Inc. (“ProTech”), a New York company. ProTech manufactures venting products in New York and distributes them throughout North America. ProTech expands the Company’s product offerings in the venting product segment. The purchase price (subject to post-closing adjustment) was $7.5 million in cash, plus an additional earn-out of up to $2.25 million if certain future performance targets are met. The Company recorded goodwill of $5.3 million as a result of the acquisition. Tangible assets, including machinery and equipment, inventory and trade accounts receivable, accounted for the balance of the purchase price, but the purchase price allocation has not been finalized.

The results of operations of Liebig and ProTech are included in the Company’s consolidated results of operations since the respective dates of the acquisitions. Results of operations for periods prior to the acquisition of Liebig and ProTech were not material to the Company on either an individual or aggregate basis, and accordingly, pro forma results of operations have not been presented.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after January 1, 2009, regardless of the date of the original business combination. Management has not yet determined the effect, if any, of SFAS No. 141(R) on the Company’s financial statements for its fiscal year ending December 31, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. Management has not yet determined the effect, if any, of SFAS No. 160 on the Company’s financial statements for its fiscal year ending December 31, 2009.

In September 2006, the FASB finalized SFAS No. 157 which became effective January 1, 2008, except as amended by FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-1 and FSP FAS 157-2 (see below). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but does not require any new fair value measurements. The provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of 2008. The adoption of this statement did not have a material effect on the interim condensed consolidated financial statements for fair value measurements made during the first half of 2008. While the Company does not expect the adoption of this statement to have a material effect on its interim condensed consolidated financial statements in subsequent reporting periods, the Company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for financial and nonfinancial assets and nonfinancial liabilities not disclosed at fair value in the financial statements (at least annually).

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to choose to elect, at specified dates, to measure eligible financial instruments at fair value. Entities must report unrealized gains and losses on items for which the fair value option has been elected in earnings. The Company did not make any fair value elections at the date of adoption of the provisions of SFAS No. 159 for financial assets and financial liabilities or during the three or six months ended June 30, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 expands the disclosure requirements included in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Management does not expect the adoption of SFAS No. 161 to have a material effect on the Company’s financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 removes the requirement of SFAS No. 142 “Goodwill and Other Intangible Assets” for an entity to consider, when determining the useful life of a recognized intangible asset, whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions.  FSP FAS 142-3 requires an entity to consider its own historical experience in developing renewal or extension assumptions.  In the absence of entity specific experience, FSP FAS 142-3 requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant.  FSP FAS 142-3 is effective prospectively for all intangible assets acquired after its effective date, with additional disclosures required for all recognized intangible assets as of the effective date. FSP FAS 142-3 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management has not yet determined the effect, if any, of FSP FAS 142-3 on the Company’s financial statements for its fiscal year ending December 31, 2009, and the fiscal quarters of that year.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Auditing Standard (AU) Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Management does not expect the adoption of SFAS No. 162 to have a material effect on the Company’s financial statements.

2.             Trade Accounts Receivable, net

Trade accounts receivable consist of the following:

	At June 30,		At December 31,
(in thousands)	2008	2007	2007

Trade accounts receivable	$144,313	$151,166	$92,879
Allowance for doubtful accounts	(2,080)	(2,614)	(2,724)
Allowance for sales discounts and returns	(3,071)	(3,164)	(1,815)
	$139,162	$145,388	$88,340

3.             Inventories

Inventories consist of the following:

	At June 30,		At December 31,
(in thousands)	2008	2007	2007

Raw materials	$83,616	$82,503	$82,164
In-process products	26,161	20,266	23,674
Finished products	122,798	107,484	112,504
	$232,575	$210,253	$218,342

4.             Property, Plant and Equipment, net

Property, plant and equipment, net, consist of the following:

	At June 30,		At December 31,
(in thousands)	2008	2007	2007

Land	$21,305	$20,066	$19,820
Buildings and site improvements	133,920	111,836	131,166
Leasehold improvements	4,523	3,989	4,054
Machinery and equipment	221,005	195,714	213,188
	380,753	331,605	368,228
Less accumulated depreciation and amortization	(188,662)	(165,687)	(175,893)
	192,091	165,918	192,335
Capital projects in progress	6,964	33,331	5,782
	$199,055	$199,249	$198,117

The Company’s vacant facility in San Leandro, California, remains classified as an asset held for sale as of June 30, 2008, consistent with the classification at December 31, 2007. This facility is associated with the connector segment. In April 2008, the Company completed the sale of its vacant warehouse in McKinney, Texas, previously classified as an asset held for sale, for $1.8 million, and no material gain or loss was recorded.

In September 2007, an environmental analysis of the San Leandro property indicated that the property had contamination related to spilled fuel that would require an estimated $0.3 million to remediate. In June 2008, the Company performed additional analysis and determined that an additional $0.4 million would be needed to remediate the site. The clean-up is expected to be completed in late 2008. The Company expects to sell the property after the remediation is completed.

5.             Investments

Equity Method Investment

The Company has a 35% equity interest in Keymark Enterprises, LLC (“Keymark”), for which the Company accounts using the equity method. Keymark develops software that assists in designing and engineering residential structures. The Company’s relationship with Keymark includes the specification of the Company’s products in the Keymark software. The Company has no obligation to make any additional future capital contributions to Keymark.

6.             Debt

Outstanding debt at June 30, 2008 and 2007, and December 31, 2007, and the available lines of credit at June 30, 2008, consisted of the following:

	Available	Debt Outstanding
	Credit at	at		at
	June 30,	June 30,		December 31,
(dollar amounts in thousands)	2008	2008	2007	2007

Revolving line of credit, interest at LIBOR plus 0.27% (at June 30, 2008, LIBOR plus 0.27% was 2.73%), matures October 2012, commitment fees payable at the annual rate of 0.08% on the unused portion of the facility	$200,000	$—	$—	$—

Revolving line of credit, interest at the bank’s base rate plus 2% (at June 30, 2008, the bank’s base rate plus 2% was 7.00%), expires October 2008	498	—	—	—

Revolving lines of credit, interest rates between 4.81% and 6.01%	2,897	3,177	5,942	1,029
	203,395	3,177	5,942	1,029
Less line of credit and current portion of long-term debt		(3,177)	(5,942)	(1,029)
Long-term debt, net of current portion		$—	$—	$—
Available credit	$203,395

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

The Company’s policy with regard to environmental liabilities is to accrue for future environmental assessments and remediation costs when information becomes available that indicates that it is probable that the Company is liable for any related claims and assessments and the amount of the liability is reasonably estimable. The Company does not believe that these matters will have a material adverse effect on the Company’s financial condition, cash flows or results of operations. In June 2008, the Company accrued an additional $0.4 million related to clean-up and regulatory costs associated with its San Leandro, California, facility (see Note 4).

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

Black-Scholes option pricing model assumptions for options granted in 2008 and 2007 are as follows:

Number		Risk					Weighted
of Options		Free					Average
Granted	Grant	Interest	Dividend	Expected			Fair
(in thousands)	Date	Rate	Yield	Life	Volatility	Exercise Price	Value

1994 Plan
14	04/23/08	3.15%	1.55%	6.0 years	27.1%	$25.74	$6.92
40	02/13/08	2.90%	1.68%	6.0 years	27.1%	$23.78	$6.16
123	02/02/07	4.84%	1.19%	5.9 years	29.0%	$33.62	$11.11

There were no options granted under the 1995 Plan in 2008 or 2007.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2008:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value*
Non-Qualified Stock Options	(in thousands)	Price	Life (in years)	(in thousands)

Outstanding at January 1, 2008	2,656	$27.91
Granted	40	23.78
Additional granted	14	25.74
Exercised	(38)	19.34
Forfeited	(35)	33.24
Outstanding at June 30, 2008	2,637	$27.89	3.0	$4,718
Outstanding and expected to vest at June 30, 2008	2,623	$27.85	3.0	$4,718
Exercisable at June 30, 2008	2,244	$26.45	2.7	$4,718

*  The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $23.74 on June 30, 2008.

The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007, was $0.3 million and $2.2 million, respectively.

A summary of the status of unvested options as of June 30, 2008, and changes during the six months ended June 30, 2008, are presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Options	(in thousands)	Fair Value

Unvested at January 1, 2008	543	$12.34
Granted	54	6.36
Vested	(199)	11.54
Forfeited	(5)	13.29
Unvested at June 30, 2008	393	$11.91

As of June 30, 2008, $4.1 million of total unrecognized compensation cost was related to unvested share-based compensation arrangements under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 1.67 years. Options granted under the 1995 Plan are fully vested and are expensed on the date of grant.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Net Sales
Connector products	$205,714	$216,204	$359,882	$395,672
Venting products	13,549	15,084	27,037	28,770
Total	$219,263	$231,288	$386,919	$424,442

Income from Operations
Connector products	$36,396	$44,286	$52,903	$73,304
Venting products	(2,813)	(788)	(5,638)	(2,727)
Administrative and all other	(1,229)	103	(1,438)	(405)
Total	$32,354	$43,601	$45,827	$70,172

			At
	At June 30,		December 31,
(in thousands)	2008	2007	2007
Total Assets
Connector products	$628,308	$560,395	$575,707
Venting products	77,494	80,095	78,541
Administrative and all other	164,281	188,368	163,431
Total	$870,083	$828,858	$817,679

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $137.2 million, $166.5 million, and $159.8 million, as of June 30, 2008 and 2007, and December 31, 2007, respectively.

10.           Subsequent Events

In August 2008, the Company’s Board of Directors declared a cash dividend of $0.10 per share, estimated to total $4.9 million, to be paid on October 24, 2008, to stockholders of record on October 3, 2008.

In July 2008, Simpson Strong-Tie purchased 100% of the equity of Ahorn-Geräte & Werkzeuge Vertriebs GmbH (“Ahorn”), a German company, and its subsidiaries in the Czech Republic and China. The acquisition will broaden Simpson Strong-Tie’s collated fastener product line and add production capacity in both Europe and China. The purchase price (subject to post-closing adjustment) was $8.5 million in cash.

In July 2008, Simpson Dura-Vent also purchased certain assets to produce the Ventinox stainless steel chimney liner product line from American BOA Inc. ProTech had been the distributor of Ventinox products. The purchase price (subject to post-closing adjustment) was $1.5 million in cash.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and six months ended June 30, 2008 and 2007. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended June 30, 2008, Compared with the Three Months Ended June 30, 2007

Net sales decreased 5.2% to $219.3 million in the second quarter of 2008 as compared to net sales of $231.3 million for the second quarter of 2007. Net income decreased 28.0% to $20.4 million for the second quarter of 2008 as compared to net income of $28.3 million for the second quarter of 2007. Diluted net income per common share was $0.42 for the second quarter of 2008 as compared to $0.58 for the second quarter of 2007.

In the second quarter of 2008, sales declined throughout the United States, with the exception of the northeastern and midwestern regions of the country. California and the western states had the largest decrease in sales. Sales during the quarter in Canada and in continental Europe increased significantly, while sales were down in the United Kingdom. Simpson Strong-Tie’s second quarter sales decreased 4.9% from the same quarter last year, while Simpson Dura-Vent’s sales decreased 10.2%. Simpson Strong-Tie’s sales to contractor distributors had the largest percentage rate decrease, and sales to dealer distributors and home centers also decreased. Sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of the Swan Secure product line, acquired in July 2007, accounted for approximately 4.5% of Simpson Strong-Tie’s second quarter sales. Sales of Simpson Dura-Vent’s pellet vent and chimney products increased, while sales of its gas vent and Direct-Vent product lines decreased as a result of several factors, including the decline in new home construction.

Income from operations decreased 25.8% from $43.6 million in the second quarter of 2007 to $32.4 million in the second quarter of 2008. Gross margin decreased from 40.4% in the second quarter of 2007 to 38.2% in the second quarter of 2008. The decrease in gross margin was primarily due to higher manufacturing and distribution costs and a higher proportion of fixed overhead costs to total costs, resulting primarily from the lower sales volume. The steel market continues to be dynamic with a high degree of uncertainty. Since December 31, 2007, the Company’s total inventories have increased 6.5%. In the second half of 2008, the Company is anticipating further increases in steel prices. If steel prices continue to increase and the Company is not able to increase its prices sufficiently, the Company’s margins could further deteriorate.

Selling expense increased 10.4% from $20.1 million in the second quarter of 2007 to $22.1 million in the second quarter of 2008. The increase was driven primarily by a $3.5 million increase in expenses associated with sales and marketing personnel, including those at businesses acquired since July 2007. This increase was offset by decreases in donations of $0.7 million, primarily related to the gift made in the second quarter of 2007 to Habitat for Humanity International, Inc., professional services expenses of $0.3 million and promotional expenses of $0.2 million. General and administrative expense decreased 2.2% from $24.3 million in the second quarter of 2007 to $23.8 million in the second quarter of 2008. The decrease mainly comprised a $5.2 million decrease in cash profit sharing, the result of both lower operating profit and a shift begun in the second quarter of 2008 of some of the compensation of U.S. based salaried employees from cash profit sharing to salary. This decrease was mostly offset by increases in personnel expenses of $3.0 million, including the shift in compensation as well as the expenses associated with personnel at businesses acquired since July 2007, legal and professional service expenses of $1.3 million and higher amortization expense of $0.5 million, primarily related to intangible assets acquired from Swan Secure Products, Inc. in July 2007. The effective tax rate was 38.0% in the second quarter of 2008, up from 37.2% in the second quarter of 2007. The increase in the effective tax rate was caused by several factors, including a decrease in tax-exempt interest income and the expiration of the federal research and development tax credit in 2008.

Connector Products – Simpson Strong-Tie

Simpson Strong-Tie’s income from operations decreased 17.8% from $44.3 million in the second quarter of 2007 to $36.4 million in the second quarter of 2008.

Net Sales

In the second quarter of 2008, Simpson Strong-Tie’s net sales decreased 4.9% to $205.7 million from $216.2 million in the second quarter of 2007. Simpson Strong-Tie accounted for 93.8% of the Company’s total net sales in the second quarter of 2008, an increase from 93.5% in the second quarter of 2007. The decrease in net sales at Simpson Strong-Tie resulted from a decrease in sales volume, although average prices increased 3.0% as compared to the second quarter of 2007. In the second quarter of 2008, Simpson Strong-Tie’s sales declined throughout the United States, with the exception of the northeastern and midwestern regions of the country. California and the western states had the largest decrease in sales. Simpson Strong-Tie’s sales during the quarter in Canada and in continental Europe increased significantly, while sales were down in the United Kingdom. Simpson Strong-Tie’s sales to contractor distributors had the largest percentage rate decrease, and sales to dealer distributors and home centers also decreased. Sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of the Swan Secure product line, acquired in July 2007, accounted for approximately 4.5% of Simpson Strong-Tie’s second quarter sales.

Gross Profit

Simpson Strong-Tie’s gross profit decreased 7.8% to $84.3 million in the second quarter of 2008 from $91.4 million in the second quarter of 2007. As a percentage of net sales, gross profit decreased to 41.0% in the second quarter of 2008 from 42.3% in the second quarter of 2007. This decrease was primarily due to higher manufacturing and distribution costs and a higher proportion of fixed overhead costs to total costs, resulting from the lower sales volume.

Selling Expense

Simpson Strong-Tie’s selling expense increased 12.3% to $20.7 million in the second quarter of 2008 from $18.4 million in the second quarter of 2007. The increase was driven primarily by a $3.5 million increase in expenses associated with sales and marketing personnel, including those at businesses acquired since July 2007. This increase was offset by decreases in donations expense of $0.7 million, legal and professional fees of $0.3 million, and promotional activities of $0.1 million.

General and Administrative Expense

Simpson Strong-Tie’s general and administrative expense decreased 7.2% to $21.9 million in the second quarter of 2008 from $23.6 million in the second quarter of 2007. The decrease was primarily due to reduced cash profit sharing expenses included in administrative expense totaling $5.9 million, the result of both lower operating profit and a shift begun in the second quarter of 2008 of some of the compensation of U.S. based employees from cash profit sharing to salary. This decrease was mostly offset by increases in expenses associated with administrative personnel of $2.9 million, including the shift in compensation as well as expenses associated with personnel at businesses acquired since July 2007, legal and professional service expenses of $0.7 million and higher amortization expense of $0.5 million, primarily related to assets acquired from Swan Secure in July 2007.

European Operations

For its European operations, Simpson Strong-Tie recorded income from operations of $2.6 million in the second quarter of 2008 compared to income from operations of $2.1 million in the second quarter of 2007.

Venting Products – Simpson Dura-Vent

Simpson Dura-Vent’s loss from operations increased from $0.8 million in the second quarter of 2007 to $2.8 million in the second quarter of 2008.

Net Sales

In the second quarter of 2008, Simpson Dura-Vent’s net sales decreased 10.2% to $13.5 million as compared to net sales of $15.1 million in the second quarter of 2007. Simpson Dura-Vent accounted for 6.2% of the Company’s total net sales in the second quarter of 2008, a decrease from 6.5% in the second quarter of 2007. The decrease in net sales at Simpson Dura-Vent resulted primarily from a decrease in sales volume, while average prices were flat as compared to the second quarter of 2007. In the second quarter of 2008, Simpson Dura-Vent’s sales increased in the northeastern region of the United States, while sales in California, the west and the south/southeast were down sharply. Sales to fireplace distributors were flat in the second quarter of 2008 as compared to the second quarter of 2007, and sales to HVAC (heating, ventilating and air conditioning) distributors were down substantially. Sales of Simpson Dura-Vent’s pellet vent and chimney products increased while sales of its gas vent and Direct-Vent product lines decreased as a result of several factors, including the decline in new home construction.

Gross Profit

Simpson Dura-Vent’s gross profit decreased from $2.0 million in the second quarter of 2007 to a loss of $0.2 million in the second quarter of 2008. This decrease was primarily due to higher manufacturing and distribution costs and a higher proportion of fixed overhead costs to total costs, resulting from the lower sales volume.

Administrative and All Other (Company)

Interest Income and Expense

Interest income is generated on the Company’s cash and cash equivalents balances. Interest income decreased primarily as a result of lower interest rates. Interest expense includes interest, account maintenance fees and bank charges.

Results of Operations for the Six Months Ended June 30, 2008, Compared with the Six Months Ended June 30, 2007

Net sales decreased 8.8% to $386.9 million in the first half of 2008 as compared to net sales of $424.4 million for the first half of 2007. Net income decreased 37.0% to $28.7 million for the first half of 2008 as compared to net income of $45.6 million for the first half of 2007. Diluted net income per common share was $0.59 for the first half of 2008 as compared to $0.93 for the first half of 2007.

In the first half of 2008, sales declined throughout the United States, with the exception of the northeastern region of the country. California and the western states had the largest decrease in sales. Sales during the period in Canada and in continental Europe increased significantly, while sales were down in the United Kingdom. Simpson Strong-Tie’s first half sales decreased 9.0% from the first half of last year, while Simpson Dura-Vent’s sales decreased 6.0%. Simpson Strong-Tie’s sales to contractor distributors had the largest percentage rate decrease, and sales to dealer distributors and home centers also decreased. Sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of the Swan Secure product line, acquired in July 2007, accounted for approximately 4.8% of Simpson Strong-Tie’s first half sales. Sales of Simpson Dura-Vent’s pellet vent and chimney products increased, while sales of its gas vent and Direct-Vent product lines decreased.

Income from operations decreased 34.7% from $70.2 million in the first half of 2007 to $45.8 million in the first half of 2008. Gross margin decreased from 38.9% in the first half of 2007 to 36.2% in the first half of 2008. The decrease in gross margin was due primarily to higher manufacturing and distribution costs and a higher proportion of fixed overhead costs to total costs, resulting primarily from the lower sales volume.

Selling expense increased 9.8% from $38.2 million in the first half of 2007 to $41.9 million in the first half of 2008. The increase was driven primarily by a $5.1 million increase in expenses associated with sales and marketing personnel, including those at businesses acquired since July 2007. This increase was partly offset by decreases in donations of $0.5 million and promotional expenses of $0.3 million. General and administrative expense decreased 9.4% from $46.0 million in the first half of 2007 to $41.7 million in the first half of 2008. The major components of the decrease were decreases in cash profit sharing of $9.1 million, resulting primarily from decreased operating profit, and adjustments to the provision for doubtful accounts of $0.9 million. These decreases were partly offset by increases in personnel expenses of $4.1 million, including those at businesses acquired since July 2007, higher amortization expense of $1.1 million and increased legal and professional service expenses of $0.6 million. The effective tax rate was 39.5% in the first half of 2008, up from 37.5% in the first half of 2007. The increase in the effective tax rate resulted from most of the same factors that affected the effective tax rate in the second quarter.

Connector Products – Simpson Strong-Tie

Simpson Strong-Tie’s income from operations decreased 27.8% from $73.3 million in the first half of 2007 to $52.9 million in the first half of 2008.

Net Sales

In the first half of 2008, Simpson Strong-Tie’s net sales decreased 9.0% to $359.9 million from $395.7 million in the first half of 2007. Simpson Strong-Tie accounted for 93.0% of the Company’s total net sales in the first half of 2008, a decrease from 93.2% in the first half of 2007. The decrease in net sales at Simpson Strong-Tie resulted from a decrease in sales volume, although average prices increased 1.6% as compared to the first half of 2007. In the first half of 2008, Simpson Strong-Tie’s sales declined throughout the United States, with the exception of the northeastern region of the country. California and the western states had the largest decrease in sales. Sales during the period in Canada and in continental Europe increased significantly, while sales were down in the United Kingdom. Simpson Strong-Tie’s sales to contractor distributors had the largest percentage rate decrease and sales to dealer distributors and home centers also decreased. Sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of the Swan Secure product line, acquired in July 2007, accounted for approximately 4.8% of Simpson Strong-Tie’s first half sales.

Gross Profit

Simpson Strong-Tie’s gross profit decreased 13.4% to $140.3 million in the first half of 2008 from $162.1 million in the first half of 2007. As a percentage of net sales, gross profit decreased to 39.0% in the first half of 2008 from 41.0% in the first half of 2007. The decrease in gross margin was due primarily to higher manufacturing and distribution costs and a higher proportion of fixed overhead costs to total costs, resulting primarily from the lower sales volume.

Selling Expense

Simpson Strong-Tie’s selling expense increased 11.5% to $38.8 million in the first half of 2008 from $34.8 million in the first half of 2007. The increase was driven primarily by a $5.0 million increase in expenses associated with sales and marketing personnel, including those at businesses acquired since July 2007. This increase was partly offset by a decrease in donations of $0.5 million.

General and Administrative Expense

Simpson Strong-Tie’s general and administrative expense decreased 12.5% to $38.4 million in the first half of 2008 from $43.9 million in the first half of 2007. The major components of the decrease were decreases in cash profit sharing of $9.9 million, resulting primarily from decreased operating profit, adjustments to the provision for doubtful accounts of $1.1 million, and a reduction in depreciation expense of $0.3 million. These decreases were partly offset by increases in personnel expenses of $3.8 million, including those at businesses acquired since July 2007, higher amortization expense of $1.1 million and increased legal and professional service expenses of $0.4 million.

European Operations

For its European operations, Simpson Strong-Tie recorded income from operations of $1.6 million in the first half of 2008 compared to income from operations of $2.6 million in the first half of 2007.

Venting Products – Simpson Dura-Vent

Simpson Dura-Vent’s loss from operations increased from $2.7 million the first half of 2007 to $5.6 million in the first half of 2008.

Net Sales

In the first half of 2008, Simpson Dura-Vent’s net sales decreased 6.0% to $27.0 million as compared to net sales of $28.8 million in the first half of 2007. Simpson Dura-Vent accounted for 7.0% of the Company’s total net sales in the first half of 2008, an increase from 6.8% in the first half of 2007. The decrease in net sales at Simpson Dura-Vent resulted from a decrease in sales volume, partly off set by price increases that averaged 0.7%. In the first half of 2008, Simpson Dura-Vent sales increased in the northeastern region of the United States while sales in California and the south/southeast were down sharply. Sales to fireplace distributors were up in the first half of 2008 as compared to the first half of 2007, but were off set by substantial decreases in sales to HVAC distributors. Sales of Simpson Dura-Vent’s pellet vent and chimney products increased while sales of its gas vent and Direct-Vent product lines decreased.

Gross Profit

Simpson Dura-Vent’s gross profit decreased from $2.9 million in the first half of 2007 to a loss of $0.1 million in the first half of 2008. This decrease was primarily due to higher manufacturing and distribution costs and a higher proportion of fixed overhead costs to total costs, resulting from the lower sales volume.

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

Recently Issued Accounting Standards

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” except as amended by FSP FAS 157-1 and FSP FAS 157-2, and SFAS No. 159, “The Fair Value Option for Financials Assets and Financial Liabilities.” The Company has not yet adopted the provisions of SFAS No. 141(R), “Business Combinations,” SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51,” SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” or SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” See Note 1 to the Company’s Condensed Consolidated Financial Statements.

Liquidity and Sources of Capital

As of June 30, 2008, working capital was $448.7 million as compared to $438.3 million at June 30, 2007, and $438.5 million at December 31, 2007. The increase in working capital from December 31, 2007, was primarily due to increases in net trade accounts receivable of $50.8 million and inventories of $14.2 million and a decrease in accrued profit sharing trust contributions of $3.4 million. Net trade accounts receivable increased 57.5% from December 31, 2007, while inventories increased 6.5% from December 31, 2007. The increase in net trade accounts receivable was the result of increased sales in the latter part of the second quarter of 2008 as compared to the latter part of the fourth quarter of 2007. Offsetting this increase in working capital were decreases in cash and cash equivalents of $24.0 million and increases in trade accounts payable, cash profit sharing and commissions payable, and line of credit borrowings of $19.1 million, $6.5 million, and $2.1 million, respectively. Assets held for sale decreased by $1.8 million due to the sale of the vacant warehouse in McKinney, Texas, in April 2008. Other decreases to working capital were decreases in other current assets of $2.4 million and increases in income taxes payable of $1.6 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts, none of which was individually material. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $28.7 million and noncash expenses, primarily depreciation, amortization and stock-based compensation charges totaling $16.9 million, resulted in net cash provided by operating activities of $13.3 million. As of June 30, 2008, the Company had unused credit facilities available of $203.4 million.

The Company used $30.2 million in its investing activities, primarily for the Liebig and ProTech asset acquisitions and capital expenditures at various facilities throughout the United States and in Asia, offset by sales of assets, including the vacant factory in McKinney, Texas. The Company estimates its capital spending will total $21.0 million for 2008.

In April 2008, the Company’s newly formed subsidiary, Simpson Strong-Tie Ireland Limited, purchased certain assets of Liebig International Ltd., an Irish company, Heinrich Liebig Stahldübelwerke GmbH, Liebig GmbH & Co. KG and Liebig International Verwaltungsgesellschaft GmbH, all German companies, Liebig Bolts Limited, an English company, and Liebig International Inc., a Virginia corporation (collectively “Liebig”). Liebig manufactures mechanical anchor products in Ireland and distributes them primarily throughout Europe through warehouses located in Germany and in the United Kingdom. The purchase price (subject to post-closing adjustments) was $18.3 million in cash.

In June 2008, the Company’s subsidiary, Simpson Dura-Vent Company, Inc., purchased 100% of the equity of ProTech Systems, Inc. (“ProTech”). ProTech manufactures venting products in New York and distributes them throughout North America. The purchase price (subject to post-closing adjustment) was $7.5 million in cash, plus an additional earn-out of up to $2.25 million if certain future performance targets are met. In July 2008, Simpson Dura-Vent also purchased certain assets to produce the Ventinox stainless steel chimney liner product line from American BOA Inc. ProTech had been the distributor of Ventinox products. The purchase price (subject to post-closing adjustment) was $1.5 million in cash.

In July 2008, Simpson Strong-Tie purchased 100% of the equity of Ahorn-Geräte & Werkzeuge Vertriebs GmbH (“Ahorn”), a German company, and its subsidiaries in the Czech Republic and China. The acquisition will broaden Simpson Strong-Tie’s collated fastener product line and add production capacity in both Europe and China. The purchase price (subject to post-closing adjustment) was $8.5 million in cash.

The Company’s vacant facility in San Leandro, California, has been classified as an asset held for sale. In September 2007, an environmental analysis of the San Leandro property indicated that it had contamination related to spilled fuel that would require an estimated $0.3 million to remediate. In June 2008, the Company performed additional analysis and determined that an additional $0.4 million would be needed to remediate the site. The clean-up is expected to be completed in late 2008. The Company expects to sell the property after the remediation is completed.

The Company’s financing activities used net cash of $6.9 million. Uses of cash for financing activities were for the payment of cash dividends in the amount of $9.7 million and payments on the Company’s credit lines of its European subsidiaries of $1.2 million. Cash provided by financing activities was primarily from borrowings on the Company’s credit lines of its European subsidiaries of $3.2 million and the issuance of the Company’s common stock through the exercise of stock options totaling $0.7 million. In August 2008, the Company’s Board of Directors declared a cash dividend of $0.10 per share, estimated to total of $4.9 million, to be paid on October 24, 2008, to stockholders of record on October 3, 2008.

The Company believes that cash generated by operations and borrowings available under its credit facility will be sufficient for the Company’s working capital needs and planned capital expenditures. Depending on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing, which may not be available on reasonable terms, or at all.

The Company believes that the effect of inflation on the Company has not been material in recent years, as general inflation rates have remained relatively low. The Company anticipates further increases in steel prices. If steel prices continue to increase and the Company is not able to increase its prices sufficiently, the Company’s margins could further deteriorate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to the Company’s operations taken as a whole. The translation adjustment resulted in an increase in accumulated other comprehensive income of $0.9 million and $2.5 million for the three and six months ended June 30, 2008, respectively, primarily due to the effect of the strengthening of the United States dollar in relation to most of the European currencies, partly offset by the effect of the weakening of the United States dollar in relation to the Canadian dollar and the British pound.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2008, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2008, the Company made no changes to its internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

The Company is in the process of implementing an integrated accounting software system to be used in its China operations.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The resolution of claims and litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Item 1A. Risk Factors

We are affected by risks specific to us, as well as risks that affect all businesses operating in global markets. Some of the significant factors that could materially adversely affect our business, financial condition and operating results appear in Item 1A of our most recent Annual Report on Form 10-K (available at www.simpsonmfg.com/docs/10K-2007.pdf or www.sec.gov), and we have added the following additional risk factor:

Additional financing, if needed, to fund our working capital, growth or acquisitions may not be available on reasonable terms, or at all.

If our cash requirements for working capital or to fund our growth increase to a level that exceeds the amount of cash that we generate from operations, or if we should decide to make an acquisition that requires more cash than we have available internally and through our current credit arrangements, we will need to seek additional resources.  In that event, we may need to enter into additional or new borrowing arrangements or consider equity financing.  Additional or new borrowings may not be available on reasonable terms, or at all, especially under current conditions in the financial markets.  Our ability to raise money by selling and issuing shares of our common or preferred stock would depend on general market conditions and the demand for our stock.  We may be unable to raise adequate capital on reasonable terms by selling stock.  If we sell stock, our existing stockholders could experience substantial dilution.  Our inability to secure additional financing could prevent the expansion of our business, internally and through acquisitions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2007, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from February 2007. The authorization will remain in effect through the end of 2008. There were no repurchases of the Company’s common stock in the second quarter of 2008.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders (“Annual Meeting”) was held on April 23, 2008. The following nominees were elected as directors by the votes indicated:

	Total Votes	Total Votes
	for Each	Withheld from	Term
Name	Director	Each Director	Expires*

Earl F. Cheit	40,907,977	4,283,001	2011
Thomas J Fitzmyers	44,752,465	438,514	2011
Barry Lawson Williams	44,352,428	838,550	2011

* The term expires on the date of the Annual Meeting in the year indicated.

The terms as directors of Barclay Simpson, Peter N. Louras, Jr., Jennifer A. Chatman, Robin G. MacGillivray and Gary M. Cusumano continued after the meeting.

The following proposals were also adopted at the Annual Meeting by the vote indicated:

Proposal	For	Against	Abstain

To amend and re-approve the Company’s Executive Cash Profit Sharing Plan	44,424,850	644,844	121,283

To amend and re-approve the Company’s 1994 Stock Option Plan	43,241,694	1,861,170	88,112

To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for 2008	44,600,344	534,012	56,622

As stated in the Company’s Proxy Statement in connection with the Annual Meeting, the amendment and re-approval of the 1994 Stock Option Plan had only two purposes:  to comply with a requirement for periodic re-approval under Internal Revenue Code section 162(m); and to conform the 1994 Stock Option Plan to recently adopted requirements of Internal Revenue Code section 409A.  A copy of the 1994 Stock Option Plan was included with the Proxy Statement as Exhibit B.  Section 4(a) of the 1994 Stock Option Plan states the maximum number of shares of the Company’s common stock that may be sold pursuant to options granted under the 1994 Stock Option Plan.  That maximum number, after adjustments for stock splits and stock dividends (as required by section 10(a) of the 1994 Stock Option Plan), was and is 16,000,000 shares.  Section 4(a) of Exhibit B of the Proxy Statement, however, failed to reflect the most recent stock split and erroneously stated that the maximum number was 8,000,000 shares.  The correct 1994 Stock Option Plan, as amended to date, is filed herewith as Exhibit 4.3.

Item 6. Exhibits.

The following exhibits are either incorporated by reference into this report or filed with this report as indicated below.

3.1	Certificate of Incorporation of Simpson Manufacturing Co., Inc., as amended, is incorporated by reference to Exhibit 3.1 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

3.2	Bylaws of Simpson Manufacturing Co., Inc., as amended through August 1, 2008, are incorporated by reference to Exhibit 3.2 of its Current Report on Form 8-K dated August 4, 2008.

4.1

Rights Agreement dated as of July 30, 1999, between Simpson Manufacturing Co., Inc. and BankBoston, N.A., which includes as Exhibit B the form of Rights Certificate, is incorporated by reference to Exhibit 4.1 of Simpson Manufacturing Co., Inc.’s Registration Statement on Form 8-A dated August 4, 1999.

4.2

Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock of Simpson Manufacturing Co., Inc., dated July 30, 1999, is incorporated by reference to Exhibit 4.2 of its Registration Statement on Form 8-A dated August 4, 1999.

10.1	Simpson Manufacturing Co., Inc. 1994 Stock Option Plan, as amended through February 13, 2008, is filed herewith.

10.2	Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan, as amended through November 18, 2004, is filed herewith.

10.3	Simpson Manufacturing Co., Inc. Executive Officer Cash Profit Sharing Plan, as amended through February 25, 2008, is filed herewith.

10.4

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

10.5

Form of Indemnification Agreement between Simpson Manufacturing Co., Inc. and its directors and executive officers, as well as the officers of Simpson Strong-Tie Company Inc. and Simpson Dura-Vent Company, Inc., is incorporated by reference to Exhibit 10.2 of Simpson Manufacturing Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.6

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 8, 2008	By	/s/Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
(principal accounting and financial officer)