Form 10-Q/A
period 2008-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2008-08-15
CIK 920371

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

EXPLANATORY NOTE

Simpson Manufacturing Co., Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, which was originally filed on May 9, 2008 (“Original Filing”), to correct the reference to the quarter covered by the certification in Exhibit 32. The Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure herein to reflect events or circumstances since the Original Filing. The Amendment should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the Original Filing.

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

Black-Scholes option pricing model assumptions for options granted in 2008 and 2007 are as follows:

		Risk					Weighted
Number		Free					Average
Of Options	Grant	Interest	Dividend	Expected			Fair
Granted	Date	Rate	Yield	Life	Volatility	Exercise Price	Value
(in thousands)
1994 Plan
14	04/23/08	3.15%	1.55%	6.0 years	27.1%	$25.74	$6.92
40	02/13/08	2.90%	1.68%	6.0 years	27.1%	$23.78	$6.16
123	02/02/07	4.84%	1.19%	5.9 years	29.0%	$33.62	$11.11

There were no options granted under the 1995 Plan in 2008 or 2007.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2008:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value *
Non-Qualified Stock Options	(in thousands)	Price	Life (in years)	(in thousands)

Outstanding at January 1, 2008	2,656	$27.91
Granted	40	23.78
Exercised	(26)	19.69
Forfeited	(22)	33.08
Outstanding at March 31, 2008	2,648	$27.89	3.2	$8,766
Outstanding and expected to vest at March 31, 2008	2,633	$27.48	3.1	$8,630
Exercisable at March 31, 2008	2,205	$26.14	2.9	$8,633

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Net Sales
Connector products	$154,168	$179,470
Venting products	13,488	13,685
Total	$167,656	$193,155
Income (Loss) from Operations
Connector products	$16,519	$29,013
Venting products	(2,847)	(1,943)
Administrative and all other	(198)	(500)
Total	$13,474	$26,570

			At
	At March 31,		December 31,
	2008	2007	2007
Total Assets
Connector products	$573,651	$538,432	$575,707
Venting products	73,418	75,195	78,541
Administrative and all other	176,358	162,729	163,431
Total	$823,427	$776,356	$817,679

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

Recently Issued Accounting Standards

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” except as amended by FSP FAS 157-1 and FSP FAS 157-2, and SFAS No. 159, “The Fair Value Option for Financials Assets and Financial Liabilities.” The Company has not yet adopted the provisions of SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements–an amendment of Accounting Research Bulletin No. 51.” See Note 1 to the Company’s Condensed Consolidated Financial Statements.

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