Form 10-Q
period 2008-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2008-11-07
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of the Registrant’s common stock outstanding as of September 30, 2008:  48,635,796

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	September 30,		December 31,
	2008	2007	2007

ASSETS
Current assets
Cash and cash equivalents	$163,857	$156,928	$186,142
Trade accounts receivable, net	125,875	126,588	88,340
Inventories	251,647	221,318	218,342
Deferred income taxes	11,745	12,158	11,623
Assets held for sale	8,429	9,704	9,677
Other current assets	7,191	7,153	8,753
Total current assets	568,744	533,849	522,877

Property, plant and equipment, net	195,062	197,096	198,117
Goodwill	75,799	67,576	57,418
Intangible assets, net	22,376	24,430	23,239
Other noncurrent assets	16,720	13,917	16,028
Total assets	$878,701	$836,868	$817,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$629	$772	$1,029
Trade accounts payable	46,113	38,054	27,226
Accrued liabilities	39,835	44,925	39,188
Income taxes payable	3,593	—	—
Accrued profit sharing trust contributions	7,603	6,880	8,651
Accrued cash profit sharing and commissions	10,313	9,723	4,129
Accrued workers’ compensation	4,116	3,448	4,116
Total current liabilities	112,202	103,802	84,339

Other long-term liabilities	10,607	9,552	9,940
Total liabilities	122,809	113,354	94,279

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, at par value	486	485	485
Additional paid-in capital	130,032	124,088	126,119
Retained earnings	609,010	575,868	571,499
Accumulated other comprehensive income	16,364	23,073	25,297
Total stockholders’ equity	755,892	723,514	723,400
Total liabilities and stockholders’ equity	$878,701	$836,868	$817,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per-share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$219,823	$217,265	$606,742	$641,707
Cost of sales	130,143	136,055	376,939	395,512
Gross profit	89,680	81,210	229,803	246,195

Operating expenses (income):
Research and development and other engineering	5,662	4,987	16,375	15,710
Selling	21,323	18,271	63,264	56,478
General and administrative	25,555	22,991	67,213	68,967
Gain on sale of assets	(41)	(561)	(58)	(654)
	52,499	45,688	146,794	140,501

Income from operations	37,181	35,522	83,009	105,694

Loss in equity method investment, before tax	—	(59)	—	(33)
Interest income, net	579	1,370	2,213	4,168

Income before income taxes	37,760	36,833	85,222	109,829

Provision for income taxes	14,398	14,186	33,126	41,574

Net income	$23,362	$22,647	$52,096	$68,255

Net income per common share
Basic	$0.48	$0.47	$1.07	$1.41
Diluted	$0.48	$0.46	$1.06	$1.40

Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.30

Number of shares outstanding
Basic	48,612	48,500	48,593	48,449
Diluted	48,946	48,979	48,939	48,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the nine months ended September 30, 2007 and 2008 and three months ended December 31, 2007

(In thousands except per-share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income	Stock	Total
Balance, January 1, 2007	48,412	$484	$114,535	$526,346	$11,494	$—	$652,859
Comprehensive income:
Net income	—	—	—	68,255	—	—	68,255
Other comprehensive income:
Translation adjustment, net of tax of $156	—	—	—	—	11,579	—	11,579
Comprehensive income						—	79,834
Stock options exercised	230	2	4,426	—	—	—	4,428
Stock compensation	—	—	4,275	—	—	—	4,275
Tax benefit of options exercised	—	—	545	—	—	—	545
Cash dividends declared on common stock ($0.30 per share)	—	—	—	(14,543)	—	—	(14,543)
Common stock issued at $31.65 per share for stock bonus	10	—	307	—	—	—	307
Repurchase of common stock	(123)	—	—	—	—	(4,191)	(4,191)
Retirement of common stock	—	(1)	—	(4,190)	—	4,191	—
Balance, September 30, 2007	48,529	485	124,088	575,868	23,073	—	723,514
Comprehensive income:
Net income	—	—	—	487	—	—	487
Other comprehensive income:
Translation adjustment, net of tax of ($95)	—	—	—	—	2,224	—	2,224
Comprehensive income							2,711
Stock options exercised	23	—	404	—	—	—	404
Stock compensation	—	—	1,618	—	—	—	1,618
Tax benefit of options exercised	—	—	9	—	—	—	9
Cash dividends declared on common stock ($0.10 per share)	—	—	—	(4,856)	—	—	(4,856)
Balance, December 31, 2007	48,552	485	126,119	571,499	25,297	—	723,400
Comprehensive income:
Net income	—	—	—	52,096	—	—	52,096
Other comprehensive income:
Translation adjustment, net of tax of ($317)	—	—	—	—	(8,933)	—	(8,933)
Comprehensive income							43,163
Stock options exercised	75	1	1,380	—	—	—	1,381
Stock compensation	—	—	2,309	—	—	—	2,309
Tax benefit of options exercised	—	—	(23)	—	—	—	(23)
Cash dividends declared on common stock ($0.30 per share)	—	—	—	(14,585)	—	—	(14,585)
Common stock issued at $26.59 per share for stock bonus	9	—	247	—	—	—	247
Balance, September 30, 2008	48,636	$486	$130,032	$609,010	$16,364	$—	$755,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months
	Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$52,096	$68,255
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(58)	(654)
Depreciation and amortization	22,634	21,616
Impairment of long-lived assets	—	465
Deferred income taxes	(505)	(3,033)
Noncash compensation related to stock plans	2,715	4,614
Loss in equity method investment	—	33
Excess tax benefit of options exercised	(118)	(690)
Provision for (recovery of) doubtful accounts	7	182
Provision for obsolete inventory	—	2,966
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(36,078)	(24,590)
Inventories	(27,616)	3,930
Trade accounts payable	15,679	13,808
Income taxes payable	6,206	2,309
Accrued profit sharing trust contributions	(991)	(1,838)
Accrued cash profit sharing and commissions	6,223	1,856
Other current assets	(858)	(2,046)
Accrued liabilities	(454)	5,350
Other long-term liabilities	631	(808)
Accrued workers’ compensation	—	(264)
Other noncurrent assets	(2,931)	(3,775)
Net cash provided by operating activities	36,582	87,686

Cash flows from investing activities
Capital expenditures	(10,326)	(30,108)
Proceeds from sale of capital assets	2,674	3,132
Asset acquisitions, net of cash acquired	(34,028)	(42,354)
Net cash used in investing activities	(41,680)	(69,330)

Cash flows from financing activities
Line of credit borrowings	3,695	6,756
Repayment of line of credit borrowings	(4,101)	(6,687)
Repurchase of common stock	—	(4,191)
Issuance of common stock	1,381	4,428
Excess tax benefit of options exercised	118	690
Dividends paid	(14,576)	(13,562)
Net cash used in financing activities	(13,483)	(12,566)

Effect of exchange rate changes on cash	(3,704)	2,839

Net increase (decrease) in cash and cash equivalents	(22,285)	8,629
Cash and cash equivalents at beginning of period	186,142	148,299
Cash and cash equivalents at end of period	$163,857	$156,928

Noncash activity during the period
Noncash capital expenditures	$135	$1,001
Dividends declared but not paid	$4,863	$4,854
Issuance of Company’s common stock for compensation	$247	$307
Noncash asset acquisition	$1,457	$6,058

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

The following is a reconciliation of basic net income (earnings) per share (“EPS”), to diluted EPS:

	Three Months Ended,			Three Months Ended,
	September 30, 2008			September 30, 2007
(in thousands, except			Per			Per
per-share amounts)	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$23,362	48,612	$0.48	$22,647	48,500	$0.47

Effect of Dilutive Securities
Stock options	—	334	—	—	479	(0.01)

Diluted EPS
Income available to common stockholders	$23,362	48,946	$0.48	$22,647	48,979	$0.46

	Nine Months Ended,			Nine Months Ended,
	September 30, 2008			September 30, 2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$52,096	48,593	$1.07	$68,255	48,449	$1.41

Effect of Dilutive Securities
Stock options	—	346	(0.01)	—	474	(0.01)

Diluted EPS
Income available to common stockholders	$52,096	48,939	$1.06	$68,255	48,923	$1.40

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three months ended September 30, 2008 and 2007, 1.0 million and 1.1 million shares subject to stock options were anti-dilutive, respectively. For both the nine months ended September 30, 2008 and 2007, 1.1 million shares subject to stock options were anti-dilutive.

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

The following table represents the Company’s stock option activity for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Stock option expense recognized in operating expenses	$772	$1,385	$2,473	$4,347

Tax benefit of stock option expense in provision for income taxes	305	534	975	1,647

Stock option expense, net of tax	$467	$851	$1,498	$2,700

Fair value of shares vested	$769	$1,402	$2,309	$4,275

Proceeds to the Company from the exercise of stock options	$640	$1,501	$1,381	$4,428

Tax benefit from exercise of stock options, including windfall (shortfall) tax benefits	$159	$161	$272	$545

	At September 30,
	2008	2007

Stock option cost capitalized in inventory	$88	$192

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

The Company’s investments consist of only United States Treasury instruments and money market funds aggregating $61.3 million, which are maintained in cash equivalents and are carried at fair value, approximating cost, based on Level 1 inputs.

Acquisitions

In April 2008, the Company’s subsidiary, Simpson Strong-Tie Ireland Limited, purchased certain assets of Liebig International Ltd., an Irish company, Heinrich Liebig Stahldübelwerke GmbH, Liebig GmbH & Co. KG and Liebig International Verwaltungsgesellschaft GmbH, all German companies, Liebig Bolts Limited, an English company, and Liebig International Inc., a Virginia corporation (collectively “Liebig”). Liebig manufactures mechanical anchor products in Ireland and distributes them primarily throughout Europe through warehouses located in Germany and the United Kingdom. Liebig expands the Company’s anchor product offerings in its connector product segment. The purchase price (subject to post-closing adjustment) was $18.3 million in cash. The Company recorded goodwill of $6.9 million and intangible assets subject to amortization of $2.8 million as a result of the acquisition. Tangible assets, including real estate, machinery and equipment, inventory and trade accounts receivable, accounted for the balance of the purchase price, but the purchase price allocation has not been finalized.

In June 2008, the Company’s subsidiary, Simpson Dura-Vent Company, Inc., purchased 100% of the equity of ProTech Systems, Inc. (“ProTech”), a New York corporation. ProTech manufactures venting products in New York and distributes them throughout North America. ProTech expands the Company’s product offerings in the venting product segment. The purchase price (subject to post-closing adjustment) was $7.5 million in cash, including $1.4 million to be paid in the future, plus an additional earn-out of up to $2.25 million if certain future performance targets are met. The Company recorded goodwill of $6.0 million as a result of the acquisition. Net tangible assets, including machinery and equipment, inventory and trade accounts receivable, accounted for the balance of the purchase price, but the purchase price allocation has not been finalized. In July 2008, Simpson Dura-Vent also purchased certain assets to produce the Ventinox stainless steel chimney liner product line from American BOA Inc. ProTech had been the distributor of Ventinox products. The purchase price (subject to post-closing adjustment) was $1.5 million in cash. The Ventinox purchase price allocation has not been finalized.

In July 2008, Simpson Strong-Tie purchased 100% of the equity of Ahorn-Geräte & Werkzeuge Vertriebs GmbH, a German company, and its subsidiaries Ahorn Upevnovaci Technika s.r.o., a Czech company, and Ahorn Pacific Fasteners (Kunshan) Co., Ltd., a Chinese company (collectively “Ahorn”). The acquisition will broaden Simpson Strong-Tie’s collated fastener product line and add production capacity in both Europe and China. The purchase price (subject to post-closing adjustment) was $8.5 million in cash. The Company recorded goodwill of $6.8 million as a result of the acquisition. Net tangible assets, including machinery and equipment, inventory and trade accounts receivable, accounted for the balance of the purchase price, but the purchase price allocation has not been finalized.

The results of operations of the businesses acquired in 2008 are included in the Company’s consolidated results of operations since the respective dates of the acquisitions. Results of operations for periods prior to the 2008 acquisitions were not material to the Company on either an individual or aggregate basis, and accordingly, pro forma results of operations have not been presented.

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

In September 2006, the FASB finalized SFAS No. 157 which became effective January 1, 2008, except as amended by FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-1 and FSP FAS 157-2 (see below). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but does not require any new fair value measurements. The provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of 2008. The adoption of this statement did not have a material effect on the interim condensed consolidated financial statements for fair value measurements made during the first nine months of 2008. While the Company does not expect the adoption of this statement to have a material effect on its interim condensed consolidated financial statements in subsequent reporting periods, the Company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for financial and nonfinancial assets and nonfinancial liabilities not disclosed at fair value (at least annually) in the financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to choose to elect, at specified dates, to measure eligible financial instruments at fair value. Entities must report unrealized gains and losses on items for which the fair value option has been elected in earnings. The Company did not make any fair value elections at the date of adoption of the provisions of SFAS No. 159 for financial assets and financial liabilities or during the three or nine months ended September 30, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 expands the disclosure requirements included in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Management does not expect the adoption of SFAS No. 161 to have a material effect on the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to Auditing Standard (AU) Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 did not have a material effect on the Company’s financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  FSP 157-3 clarifies how FAS 157 should be applied when valuing securities in markets that are not active by illustrating key considerations in determining fair value.  It also reaffirms the notion of fair value as the exit price as of the measurement date.  FSP 157-3 was effective upon issuance, which included periods for which financial statements have not yet been issued.  This new accounting standard has been adopted for the Company’s consolidated financial statements ended September 30, 2008.  The adoption of FSP157-3 did not have a material effect on the Company’s consolidated financial statements.

2.             Trade Accounts Receivable, Net

Trade accounts receivable consist of the following:

	At September 30,		At December 31,
(in thousands)	2008	2007	2007

Trade accounts receivable	$130,919	$131,518	$92,879
Allowance for doubtful accounts	(2,222)	(2,363)	(2,724)
Allowance for sales discounts and returns	(2,822)	(2,567)	(1,815)
	$125,875	$126,588	$88,340

3.             Inventories

Inventories consist of the following:

	At September 30,		At December 31,
(in thousands)	2008	2007	2007

Raw materials	$96,021	$83,702	$82,164
In-process products	29,246	22,596	23,674
Finished products	126,380	115,020	112,504
	$251,647	$221,318	$218,342

4.             Property, Plant and Equipment, Net

Property, plant and equipment, net, consist of the following:

	At September 30,		At December 31,
(in thousands)	2008	2007	2007

Land	$22,856	$19,790	$19,820
Buildings and site improvements	132,525	127,559	131,166
Leasehold improvements	4,440	4,182	4,054
Machinery and equipment	220,448	205,522	213,188
	380,269	357,053	368,228
Less accumulated depreciation and amortization	(192,430)	(171,301)	(175,893)
	187,839	185,752	192,335
Capital projects in progress	7,223	11,344	5,782
	$195,062	$197,096	$198,117

The Company’s vacant facility in San Leandro, California, remains classified as an asset held for sale as of September 30, 2008, consistent with the classification at December 31, 2007. This facility is associated with the connector segment. In April 2008, the Company completed the sale of its vacant warehouse in McKinney, Texas, previously classified as an asset held for sale, for $1.8 million, and no material gain or loss was recorded. The Company has classified a property in Ireland as an asset held for sale in the third quarter of 2008. This property is associated with the connector segment and was sold in November 2008.

In September 2007, an environmental analysis of the San Leandro property indicated that the property had contamination related to spilled fuel that would require an estimated $0.3 million to remediate. In June 2008, the Company performed additional analysis and determined that an additional $0.4 million would be needed to remediate the site. The clean-up is expected to be completed in late 2008 or early 2009. The Company expects to sell the property after the remediation is completed.

5.             Investments

Equity Method Investment

The Company has a 35% equity interest in Keymark Enterprises, LLC (“Keymark”), for which the Company accounts using the equity method. Keymark develops software that assists in designing and engineering residential structures. The Company’s relationship with Keymark includes the specification of the Company’s products in the Keymark software. The Company has no obligation to make any additional future capital contributions to Keymark, although, in October 2008, the Company made an additional capital contribution of $0.7 million to allow Keymark to further develop its business. Also in October 2008, the Company lent $1.3 million to Keymark's other owner, which concurrently contributed that amount to Keymark's capital.  The loan bears interest at the annual rate of 6%, has a term of two years, is secured by a pledge of an ownership interest in Keymark of 10% (subject to adjustment), and is non-recourse.

6.             Debt

Outstanding debt at September 30, 2008 and 2007, and December 31, 2007, and the available lines of credit at September 30, 2008, consisted of the following:

	Available	Debt Outstanding
	Credit at	at		at
	September 30,	September 30,		December 31,
(dollar amounts in thousands)	2008	2008	2007	2007

Revolving line of credit, interest at LIBOR plus 0.27% (at September 30, 2008, LIBOR plus 0.27% was 4.38%), expires October 2012, commitment fees payable at the annual rate of 0.08% on the unused portion of the facility	$200,000	$—	$—	$—

Revolving line of credit, interest at the bank’s base rate plus 2% (at September 30, 2008, the bank’s base rate plus 2% was 7.00%), expires October 2009	452	—	—	—

Revolving lines of credit, interest rates between 5.10% and 6.24%	4,909	629	772	1,029
	205,361	629	772	1,029

Less line of credit and current portion of long-term debt		(629)	(772)	(1,029)
Long-term debt, net of current portion		$—	$—	$—
Available credit	$205,361

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

The Company’s policy with regard to environmental liabilities is to accrue for future environmental assessments and remediation costs when information becomes available that indicates that it is probable that the Company is liable for any related claims and assessments and the amount of the liability is reasonably estimable. The Company does not believe that these matters will have a material adverse effect on the Company’s financial condition, cash flows or results of operations. See Note 4.

Corrosion, hydrogen enbrittlement, cracking, material hardness, wood pressure-treating chemicals, misinstallations, misuse, environmental conditions or other factors can contribute to failure of fasteners, connectors, tools and venting products. On occasion, some of the fasteners and connectors that the Company sells have failed, although the Company has not incurred any material liability resulting from those failures. The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions. The Company subjects its products to extensive testing, with results and conclusions published in Company catalogues and on its websites. Based on test results to date, the Company believes that, generally, if its products are appropriately selected, installed and used in accordance with the Company’s guidance, they may be reliably used in appropriate applications.

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

Black-Scholes option pricing model assumptions for options granted in 2008 and 2007 are as follows:

Number		Risk					Weighted
of Options		Free					Average
Granted	Grant	Interest	Dividend	Expected			Fair
(in thousands)	Date	Rate	Yield	Life	Volatility	Exercise Price	Value

1994 Plan
14	04/23/08	3.15%	1.55%	6.0 years	27.1%	$25.74	$6.92
40	02/13/08	2.90%	1.68%	6.0 years	27.1%	$23.78	$6.16
123	02/02/07	4.84%	1.19%	5.9 years	29.0%	$33.62	$11.11

There were no options granted under the 1995 Plan in 2008 or 2007.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2008:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value *
Non-Qualified Stock Options	(in thousands)	Price	Life (in years)	(in thousands)

Outstanding at January 1, 2008	2,656	$27.91
Granted	40	23.78
Additional granted	14	25.74
Exercised	(75)	18.41
Forfeited	(36)	33.48
Outstanding at September 30, 2008	2,599	$28.04	2.8	$8,172
Outstanding and expected to vest at September 30, 2008	2,588	$28.00	2.8	$8,167
Exercisable at September 30, 2008	2,268	$26.86	2.5	$8,042

*  The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $27.09 on September 30, 2008.

The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007, was $0.7 million and $3.2 million, respectively.

A summary of the status of unvested options as of September 30, 2008, and changes during the nine months ended September 30, 2008, are presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Options	(in thousands)	Fair Value

Unvested at January 1, 2008	543	$12.34
Granted	54	6.36
Vested	(258)	11.71
Forfeited	(8)	12.74
Unvested at September 30, 2008	331	$11.84

As of September 30, 2008, $3.3 million of total unrecognized compensation cost was related to unvested share-based compensation arrangements under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 1.51 years. Options granted under the 1995 Plan are fully vested and are expensed on the date of grant.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Net Sales
Connector products	$192,450	$196,609	$552,332	$592,282
Venting products	27,373	20,656	54,410	49,425
Total	$219,823	$217,265	$606,742	$641,707

Income from Operations
Connector products	$35,310	$35,101	$88,241	$108,357
Venting products	1,777	14	(3,861)	(2,664)
Administrative and all other	94	407	(1,371)	1
Total	$37,181	$35,522	$83,009	$105,694

			At
	At September 30,		December 31,
(in thousands)	2008	2007	2007
Total Assets
Connector products	$646,677	$597,148	$575,707
Venting products	79,121	83,540	78,541
Administrative and all other	152,903	156,180	163,431
Total	$878,701	$836,868	$817,679

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $135.6 million, $134.1 million, and $159.8 million, as of September 30, 2008 and 2007, and December 31, 2007, respectively.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and nine months ended September 30, 2008 and 2007. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended September 30, 2008, Compared with the Three Months Ended September 30, 2007

Net sales increased 1.2% from $217.3 for the third quarter of 2007 to $219.8 million in the third quarter of 2008. Net income increased 3.2% from $22.6 million for the third quarter of 2007 to $23.4 million for the third quarter of 2008. Diluted net income per common share was $0.48 for the third quarter of 2008 as compared to $0.46 for the third quarter of 2007.

In the third quarter of 2008, sales declined throughout the United States, with the exception of the northeastern and midwestern regions of the country. California and the western states had the largest decrease in sales. Sales during the quarter in continental Europe increased significantly, partly as a result of the two acquisitions there in 2008. Sales in Canada also increased, while sales were down in the United Kingdom. Simpson Strong-Tie’s third quarter sales decreased 2.1% from the same quarter last year, while Simpson Dura-Vent’s sales increased 32.5%. Simpson Strong-Tie’s sales to contractor distributors and dealer distributors had the largest percentage rate decrease and sales to home centers increased slightly. Reflecting the deterioration of construction markets and economic conditions generally, sales decreased across most of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of the Swan Secure product line, acquired in July 2007, increased significantly and Anchor Systems sales benefited from the acquisition of the Liebig companies in April 2008. Sales of Simpson Dura-Vent’s pellet vent, chimney, special gas vent and relining products increased. The increase in special gas vent products and a significant component of the increase in relining products resulted from the acquisition of ProTech Systems, Inc. (“ProTech”) in June 2008.  Sales of its Direct-Vent and gas vent product lines decreased as a result of several factors, including the continuing weakness in new home construction. The Company expects the weakness in new home construction and limited credit availability to continue into, and possibly beyond, 2009.

Income from operations increased 4.7% from $35.5 million in the third quarter of 2007 to $37.2 million in the third quarter of 2008. Gross margins increased from 37.4% in the third quarter of 2007 to 40.8% in the third quarter of 2008. The increase in gross margins was primarily due to lower manufacturing and fixed overhead costs, partly offset by higher distribution costs. Depending on future economic conditions, the Company’s margins could deteriorate as a result of higher manufacturing and fixed overhead costs. The steel market continues to be dynamic with a high degree of uncertainty. Steel prices have declined somewhat since July 2008, but the Company believes that they may increase again in the near future. Since December 31, 2007, the Company’s total inventories have increased 15.3%, primarily as a result of higher cost of steel. If steel prices increase above current levels and the Company is not able to increase its prices sufficiently, the Company’s margins could again deteriorate.

Research and development expense increased 13.5% from $5.0 million in the third quarter of 2007 to $5.7 million in the third quarter of 2008. This increase was primarily due to a $0.8 million increase in expenses related to additional personnel in the acquisitions during 2008. Selling expense increased 16.7% from $18.3 million in the third quarter of 2007 to $21.3 million in the third quarter of 2008. The increase resulted from a $3.0 million increase in expenses associated with additional sales and marketing personnel, including those at businesses acquired since July 2007 and those in Asia. General and administrative expense increased 11.2% from $23.0 million in the third quarter of 2007 to $25.6 million in the third quarter of 2008. The increase was primarily the result of increased professional service costs of $1.2 million, which included costs associated with potential acquisitions that were not pursued, an increase in the provision for bad debt of $0.8 million and higher amortization expense of $0.2 million, primarily related to intangible assets acquired since July 2007. The effective tax rate was 38.1% in the third quarter of 2008, down from 38.5% in the third quarter of 2007.

Connector Products – Simpson Strong-Tie

Simpson Strong-Tie’s income from operations increased 0.6% from $35.1 million in the third quarter of 2007 to $35.3 million in the third quarter of 2008.

Net Sales

In the third quarter of 2008, Simpson Strong-Tie’s net sales decreased 2.1% to $192.4 million from $196.6 million in the third quarter of 2007. Simpson Strong-Tie accounted for 87.5% of the Company’s total net sales in the third quarter of 2008, a decrease from 90.5% in the third quarter of 2007. The decrease in net sales at Simpson Strong-Tie resulted primarily from a decrease in sales volume, although average prices increased 14.5% as compared to the third quarter of 2007. In the third quarter of 2008, Simpson Strong-Tie’s sales declined throughout the United States, with the exception of the northeastern region of the country. California and the western states had the largest decrease in sales. Simpson Strong-Tie’s sales during the quarter in continental Europe increased significantly, partly as a result of two acquisitions there in 2008. Sales in Canada also increased, while sales were down in the United Kingdom. Simpson Strong-Tie’s sales to contractor distributors and dealer distributors had the largest percentage rate decrease and sales to home centers increased slightly. Reflecting the deterioration of construction markets and economic conditions generally, sales decreased across most of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of the Swan Secure product line, acquired in July 2007, increased significantly and Anchor Systems sales benefited from the acquisition of the Liebig companies in April 2008.

Gross Profit

Simpson Strong-Tie’s gross profit increased 8.5% from $77.5 million in the third quarter of 2007 to $84.1 million in the third quarter of 2008. As a percentage of net sales, gross profit increased to 43.7% in the third quarter of 2008 from 39.4% in the third quarter of 2007. This increase was primarily due to lower manufacturing and fixed overhead costs, partly offset by higher distribution costs.

Research and Development and Engineering Expense

Simpson Strong-Tie’s research and development expense increased 12.5% from $4.7 million in the third quarter of 2007 to $5.3 million in the third quarter of 2008. This increase was primarily due to a $0.7 million increase in expenses related to additional personnel, including those associated with the acquisitions made during 2008.

Selling Expense

Simpson Strong-Tie’s selling expense increased 18.5% from $16.2 million in the third quarter of 2007 to $19.2 million in the third quarter of 2008. The increase was driven primarily by a $3.0 million increase in expenses associated with sales and marketing personnel, including those at businesses acquired since July 2007.

General and Administrative Expense

Simpson Strong-Tie’s general and administrative expense increased 10.1% from $22.0 million in the third quarter of 2007 to $24.3 million in the third quarter of 2008. The increase was primarily due to increased professional service expenses of $0.6 million, which included costs associated with potential acquisitions that were not pursued and an increase in the provision for bad debt of $0.7 million.

European Operations

For its European operations, Simpson Strong-Tie recorded income from operations of $1.4 million in the third quarter of 2008 compared to income from operations of $2.0 million in the third quarter of 2007.

Other

Simpson Strong-Tie has adjusted production levels downward at various facilities in the United States, and as a result, has reduced its labor force at these facilities.

Venting Products – Simpson Dura-Vent

Simpson Dura-Vent’s income from operations increased from $14 thousand in the third quarter of 2007 to $1.8 million in the third quarter of 2008.

Net Sales

In the third quarter of 2008, Simpson Dura-Vent’s net sales increased 32.5% from $20.7 million in the third quarter of 2007 to $27.4 million in the third quarter of 2008. Simpson Dura-Vent accounted for 12.5% of the Company’s total net sales in the third quarter of 2008, an increase from 9.5% in the third quarter of 2007. The increase in net sales at Simpson Dura-Vent resulted primarily from an increase in sales volume and from average price increases of 4.7% as compared to the third quarter of 2007. In the third quarter of 2008, Simpson Dura-Vent’s sales increased throughout the United States, with significant increases in the northeastern region resulting from the acquisition of ProTech, while sales in California decreased as a result of the weakness in new home construction. Sales of pellet vent, chimney, special gas vent and relining products increased. The increase in special gas vent products and a significant component of the increase in relining products resulted from the acquisition of ProTech in June 2008.  Sales of its Direct-Vent and gas vent product lines decreased as a result of several factors, including the continuing weakness in new home construction.

Gross Profit

Simpson Dura-Vent’s gross profit increased from $3.2 million in the third quarter of 2007 to $5.6 million in the third quarter of 2008. This increase was primarily due to lower fixed overhead costs, offset by increased manufacturing and distribution costs.

General and Administrative Expense

Simpson Dura-Vent’s general and administrative expense increased 50.7% from $0.9 million in the third quarter of 2007 to $1.4 million in the third quarter of 2008. This increase was primarily due to increased expenses associated with administrative personnel of $0.2 million, including personnel associated with ProTech, and increased professional fees of $0.1 million.

Administrative and All Other (Company)

Interest Income and Expense

Interest income is generated on the Company’s cash and cash equivalents balances. Interest income decreased primarily as a result of lower interest rates. Interest expense includes interest, account maintenance fees and bank charges.

Results of Operations for the Nine Months Ended September 30, 2008, Compared with the Nine Months Ended September 30, 2007

Net sales decreased 5.4% to $606.7 million in the first nine months of 2008 as compared to net sales of $641.7 million for the first nine months of 2007. Net income decreased 23.7% to $52.1 million for the first nine months of 2008 as compared to net income of $68.3 million for the first nine months of 2007. Diluted net income per common share was $1.06 for the first nine months of 2008 as compared to $1.40 for the first nine months of 2007.

In the first nine months of 2008, sales declined throughout the United States, with the exception of the northeastern region of the country. California and the western states had the largest decrease in sales. Sales during the period in continental Europe and in Canada increased significantly, while sales were down in the United Kingdom. Simpson Strong-Tie’s first nine months sales decreased 6.7% from the first nine months of last year, while Simpson Dura-Vent’s sales increased 10.1%. Simpson Strong-Tie’s sales to contractor distributors had the largest percentage rate decrease and sales to dealer distributors and home centers also decreased. Reflecting the deterioration of construction markets and economic conditions generally, sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of the Swan Secure product line accounted for approximately 4.8% of Simpson Strong-Tie’s first nine months’ sales in 2008 and Anchor Systems sales benefited from the acquisition of the Liebig companies. Sales of Simpson Dura-Vent’s pellet vent, chimney, special gas vent and relining products increased. Sales of its Direct-Vent and gas vent product lines decreased as a result of several factors, including the continuing weakness in new home construction.

Income from operations decreased 21.5% to $83.0 million for the first nine months of 2008 from $105.7 million for the first nine months of 2007. Gross margins decreased from 38.4% for the first nine months of 2007 to 37.9% for the first nine months of 2008. The decrease in gross margins was due primarily to higher distribution costs, partly offset by lower manufacturing costs.

Selling expense increased 12.0% from $56.5 million in the first nine months of 2007 to $63.3 million in the first nine months of 2008. The increase was driven primarily by an $8.1 million increase in expenses associated with sales and marketing personnel, including those at businesses acquired since July 2007. This increase was partly offset by decreases in donations of $0.5 million, primarily related to the gift made in the second quarter of 2007 to Habitat for Humanity International, Inc., professional services expenses of $0.3 million and promotional expenses of $0.3 million. General and administrative expense decreased 2.5% to $67.2 million in the first nine months of 2008 from $69.0 million in the first nine months of 2007. The major components of the decrease were decreases in cash profit sharing of $11.3 million, resulting primarily from decreased operating profit, partly offset by increases in administrative personnel expenses of $6.5 million, including those at businesses acquired since July 2007, higher amortization expense of $1.3 million and increased legal and professional service expenses of $1.8 million. The effective tax rate was 38.9% in the first nine months of 2008, up from 37.9% in the first nine months of 2007. The increase in the effective tax rate was caused by many factors, including a decrease in tax-exempt interest income and the expiration of the federal research and development tax credit in 2008, which was renewed in the fourth quarter of 2008.

Connector Products – Simpson Strong-Tie

Simpson Strong-Tie’s income from operations decreased 18.6% to $88.2 million in the first nine months of 2008 from $108.4 million in the first nine months of 2007.

Net Sales

In the first nine months of 2008, Simpson Strong-Tie’s net sales decreased 6.7% to $552.3 million from $592.3 million in the first nine months of 2007. Simpson Strong-Tie accounted for 91.0% of the Company’s total net sales in the first nine months of 2008, a decrease from 92.3% in the first nine months of 2007. The decrease in net sales at Simpson Strong-Tie resulted from a decrease in sales volume, primarily due to reduced construction activity, although average prices increased 5.5% as compared to the first nine months of 2007. In the first nine months of 2008, Simpson Strong-Tie’s sales declined throughout the United States, with the exception of the northeastern region of the country. California and the western states had the largest decrease in sales. Sales during the period in Canada and in continental Europe increased significantly, while sales were down in the United Kingdom. Simpson Strong-Tie’s sales to contractor distributors had the largest percentage rate decrease and sales to dealer distributors and home centers also decreased. Reflecting the deterioration of construction markets and economic conditions generally, sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of the Swan Secure product line accounted for approximately 4.8% of Simpson Strong-Tie’s first nine months’ sales in 2008 and Anchor Systems sales benefited from the acquisition of the Liebig companies.

Gross Profit

Simpson Strong-Tie’s gross profit decreased 6.3% to $224.4 million in the first nine months of 2008 from $239.6 million in the first nine months of 2007. As a percentage of net sales, gross profit increased from 40.5% in the first nine months of 2007 to 40.6% in the first nine months of 2008.

Selling Expense

Simpson Strong-Tie’s selling expense increased 13.8% from $51.0 million in the first nine months of 2007 to $58.0 million in the first nine months of 2008. The increase was driven primarily by an $8.0 million increase in expenses associated with sales and marketing personnel, including those at businesses acquired since July 2007. This increase was partly offset by a decrease in donations of $0.5 million and a decrease in professional services of $0.2 million.

General and Administrative Expense

Simpson Strong-Tie’s general and administrative expense decreased 5.0% to $62.7 million in the first nine months of 2008 from $66.0 million in the first nine months of 2007. The major components of the decrease were decreases in cash profit sharing of $11.4 million, resulting primarily from decreased operating profit, a reduction in depreciation expense of $0.9 million, and adjustments to the provision for doubtful accounts of $0.4 million. These decreases were partly offset by increases in personnel expenses of $5.2 million, including those at businesses acquired since July 2007, higher amortization expense of $1.2 million and increased legal and professional service expenses of $1.0 million.

European Operations

For its European operations, Simpson Strong-Tie recorded income from operations of $3.0 million in the first nine months of 2008 compared to income from operations of $4.7 million in the first nine months of 2007.

Venting Products – Simpson Dura-Vent

Simpson Dura-Vent’s loss from operations increased from $2.7 million the first nine months of 2007 to $3.9 million in the first nine months of 2008.

Net Sales

In the first nine months of 2008, Simpson Dura-Vent’s net sales increased 10.1% from $49.4 million in the first nine months of 2007 to $54.4 million in the first nine months of 2008. Simpson Dura-Vent accounted for 9.0% of the Company’s total net sales in the first nine months of 2008, an increase from 7.7% in the first nine months of 2007. The increase in net sales at Simpson Dura-Vent resulted from an increase in sales volume and from price increases that averaged 3.2% as compared to the first nine months of 2007. In the first nine months of 2008, Simpson Dura-Vent’s sales increased throughout the United States, primarily due to significant increases in sales in the northeastern region. Sales decreased significantly in California, while sales in the western states and south/southeast also decreased. Sales of Simpson Dura-Vent’s pellet vent, chimney, special gas vent and relining products increased. Sales of its Direct-Vent and gas vent product lines decreased as a result of several factors, including the continuing weakness in new home construction.

Gross Profit

Simpson Dura-Vent’s gross profit decreased 9.6 % to $5.6 million in the first nine months of 2008 from $6.2 million in the first nine months of 2007. This decrease was primarily due to higher fixed overhead and distribution costs, offset slightly be lower manufacturing costs.

General and Administrative Expense

Simpson Dura-Vent’s general and administrative expense increased 23.3% from $2.8 million in the first nine months of 2007 to $3.4 million in the first nine months of 2008. This increase was primarily due to increased expenses associated with administrative personnel of $0.3 million, including personnel associated with ProTech, an increase in the provision for bad debt of $0.2 million and increased professional fees of $0.2 million.

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

Recently Issued Accounting Standards

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” except as amended by FSP FAS 157-1, FSP FAS 157-2 and FSP FAS 157-3, SFAS No. 159, “The Fair Value Option for Financials Assets and Financial Liabilities,” and SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” See Note 1 to the Company’s Condensed Consolidated Financial Statements. The Company has not yet adopted the provisions of SFAS No. 141(R), “Business Combinations,” SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51,” SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.”

Liquidity and Sources of Capital

As of September 30, 2008, working capital was $456.5 million as compared to $430.0 million at September 30, 2007, and $438.5 million at December 31, 2007. The increase in working capital from December 31, 2007, was primarily due to increases in net trade accounts receivable of $37.5 million and inventories of $33.3 million and a decrease in accrued profit sharing trust contributions of $1.0 million. Net trade accounts receivable increased 42.5% from December 31, 2007, while inventories increased 15.3% from December 31, 2007, primarily as a result of the higher costs of steel. The increase in net trade accounts receivable was the result of increased sales in the latter part of the third quarter of 2008 as compared to the latter part of the fourth quarter of 2007. Offsetting this increase in working capital were decreases in cash and cash equivalents of $22.3 million and increases in trade accounts payable, cash profit sharing and commissions payable, and income taxes payable of $18.9 million, $6.2 million, and $3.6 million, respectively. Assets held for sale decreased by $1.2 million due to the sale of the vacant warehouse in McKinney, Texas, in April 2008, partly offset by the addition of a property in Ireland that is held for sale. Other decreases to working capital were decreases in other current assets of $1.6 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts, none of which was individually material. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $52.1 million and noncash expenses, primarily depreciation, amortization and stock-based compensation charges totaling $25.3 million, resulted in net cash provided by operating activities of $36.6 million. As of September 30, 2008, the Company had unused credit facilities available of $205.4 million.

The Company used $41.7 million in its investing activities, primarily for the Liebig, ProTech, Ahorn and Ventinox acquisitions and capital expenditures at various facilities throughout the United States and in Asia, offset by sales of assets, including the vacant factory in McKinney, Texas. The Company estimates its full year capital spending will total $15.0 million for 2008.

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

In June 2008, the Company’s subsidiary, Simpson Dura-Vent Company, Inc., purchased 100% of the equity of ProTech Systems, Inc. (“ProTech”). ProTech manufactures venting products in New York and distributes them throughout North America. The purchase price (subject to post-closing adjustment) was $7.5 million in cash, including $1.4 million to be paid in the future, plus an additional earn-out of up to $2.25 million if certain future performance targets are met. In July 2008, Simpson Dura-Vent also purchased certain assets to produce the Ventinox stainless steel chimney liner product line from American BOA Inc. ProTech had been the distributor of Ventinox products. The purchase price (subject to post-closing adjustment) was $1.5 million in cash.

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

The Company’s vacant facility in San Leandro, California, and a property in Ireland have been classified as assets held for sale. In September 2007, an environmental analysis of the San Leandro property indicated that it had contamination related to spilled fuel that would require an estimated $0.3 million to remediate. In June 2008, the Company performed additional analysis and determined that an additional $0.4 million would be needed to remediate the site. The clean-up is expected to be completed in late 2008 or early 2009. The Company expects to sell the San Leandro property after the remediation is completed. The Company sold the Ireland property in November 2008.

The Company’s financing activities used net cash of $13.5 million. Uses of cash for financing activities were for the payment of cash dividends in the amount of $14.6 million and payments on the Company’s credit lines of its European subsidiaries of $4.1 million. Cash provided by financing activities was primarily from borrowings on the Company’s credit lines of its European subsidiaries of $3.7 million and the issuance of the Company’s common stock through the exercise of stock options totaling $1.4 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to the Company’s operations taken as a whole. The translation adjustment resulted in a decrease in accumulated other comprehensive income of $11.5 million and $8.9 million for the three and nine months ended September 30, 2008, respectively, primarily due to the effect of the strengthening of the United States dollar in relation to the Canadian dollar and most European currencies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2008, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2008, the Company made no changes to its internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2007, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from February 2007. The authorization will remain in effect through the end of 2008. There were no repurchases of the Company’s common stock in the third quarter of 2008.

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

10.1

Simpson Manufacturing Co., Inc. 1994 Stock Option Plan, as amended through February 13, 2008, is incorporated by reference to exhibit 10.1 of Simpson Manufacturing Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.2

Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan, as amended through November 18, 2004, is incorporated by reference to exhibit 10.2 of Simpson Manufacturing Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.3

Simpson Manufacturing Co., Inc. Executive Officer Cash Profit Sharing Plan, as amended through February 25, 2008, is incorporated by reference to exhibit 10.3 of Simpson Manufacturing Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 7, 2008	By	/s/Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
(principal accounting and financial officer)