Form 10-K
period 2008-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2009-03-02
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2008

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

Yes  ☐   No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of June 30, 2008, there were outstanding 48,599,104 shares of the registrant’s common stock, par value $0.01, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2008) was approximately $892,224,076. As of February 23, 2009, 48,986,689 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 17, 2009, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.

This document contains forward-looking statements, based on numerous assumptions and subject to risks and uncertainties. Although the Company believes that the forward-looking statements are reasonable, it does not and cannot give any assurance that its beliefs and expectations will prove to be correct. Many factors could significantly affect the Company’s operations and cause the Company’s actual results to be substantially different from the Company’s expectations. Those factors include, but are not limited to: (i) general economic and construction business conditions; (ii) customer acceptance of the Company’s products; (iii) relationships with key customers; (iv) materials and manufacturing costs; (v) the financial condition of customers, competitors and suppliers; (vi) technological developments; (vii) increased competition; (viii) changes in capital and credit markets; (ix) governmental and business conditions in countries where the Company’s products are manufactured and sold; (x) changes in trade regulations; (xi) the effect of acquisition activity; (xii) changes in the Company’s plans, strategies, objectives, expectations or intentions; and (xiii) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission. Actual results might differ materially from results suggested by any forward-looking statements in this report. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise. See “Item 1A –  Risk Factors.”

PART I

Item 1. Business.

Background

Simpson Manufacturing Co., Inc., a Delaware Corporation, (the “Company”), through its subsidiary, Simpson Strong-Tie Company Inc. (“Simpson Strong-Tie” or “SST”), designs, engineers and is a leading manufacturer of wood-to-wood, wood-to-concrete and wood-to-masonry connectors, SST Quik Drive screw fastening systems and collated screws, stainless steel fasteners, and pre-fabricated shearwalls. SST Anchor Systems also offers a full line of adhesives, mechanical anchors, carbide drill bits and powder actuated tools for concrete, masonry and steel. SST is the Company’s connector products segment. The Company’s subsidiary, Simpson Dura-Vent Company, Inc. (“Simpson Dura-Vent” or “SDV”), designs, engineers and manufactures venting systems for gas, wood, oil, pellet and other alternative fuel burning appliances. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself (“DIY”) markets. SDV is the Company’s venting products segment. The Company believes that SST benefits from strong brand name recognition among architects and engineers who frequently specify in building plans the use of SST products, and that SDV benefits from strong brand name recognition among contractors, dealers, distributors and SDV’s relationships with original equipment manufacturers (“OEMs”) to which SDV markets its products. SST has continuously manufactured structural connectors since 1956. See Note 14 to the Company’s Consolidated Financial Statements for information regarding the net sales, income (loss) from operations, depreciation and amortization, significant non-cash charges, income tax expense (benefit), capital expenditures and acquisitions and total assets for the Company’s two operating segments. See “Item 1A – Risk Factors.”

Connectors produced by Simpson Strong-Tie typically are steel devices that are used to strengthen, support and connect joints in residential and commercial construction and DIY projects. SST’s Anchor Systems product line is included in the connector product segment. SST’s connector products enhance the safety and durability of the structures in which they are installed and can save time and labor costs. SST’s connector products contribute to structural integrity and resistance to seismic, wind and other forces. Applications range from commercial and residential building, to deck construction, to DIY projects. SST produces and markets over 11,000 standard and custom products.

Simpson Dura-Vent’s venting systems are used to vent gas furnaces, water heaters, fireplaces and stoves, wood and oil burning appliances and wood pellet and corn stoves. SDV’s metal vents, chimneys and chimney liner systems exhaust combustion products to the exterior of the building. SDV designs its products for ease of assembly and safe operation and to achieve a high level of performance. SDV produces and markets approximately 4,000 different venting products.

The Company emphasizes continuous new product development and often obtains patent protection for its new products. The Company’s products are marketed in all 50 states of the United States and in Europe, Canada, Asia, Australia, New Zealand, Mexico and several countries in Central and South America and the Middle East. Both Simpson Strong-Tie and Simpson Dura-Vent products are distributed to home centers, through wholesale distributors and to contractors and dealers. Simpson Dura-Vent also sells to OEMs.

The Company has developed and uses automated manufacturing processes. Its innovative manufacturing systems and techniques have allowed it to control manufacturing costs, while developing both new products and products that meet customized requirements and specifications. The Company’s development of specialized manufacturing processes has also permitted increased operating flexibility and enhanced product design innovation. The Company has 20 manufacturing locations in the United States, Canada, France, Denmark, Ireland, Germany, China and England.  SST is constructing a new manufacturing facility in Zhangjiagang, China, to be completed in early 2009, and began to move its production of mechanical anchors to the new facility from its facility in Brampton, Ontario, in late 2008. SDV consolidated its production of venting products in Vacaville, California, and discontinued production at its Vicksburg, Mississippi, facility. SDV also added a manufacturing facility in Albany, New York, with the acquisition of ProTech Systems, Inc. in June 2008.

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

The requirements of the Endangered Species Act, the Federal Lands Policy Management Act and the National Forest Management Act have reduced the amount of timber available for harvest from public lands. Over the past several years, this and other factors have led to the increased use of engineered wood products. Engineered wood products, which substitute for strong, clear-grained lumber historically obtained from logging older, large-diameter trees, have been developed to conserve lumber. Engineered wood products frequently require specialized connectors and fasteners. Sales of Simpson Strong-Tie’s engineered wood connector and fastener products have contributed significant revenues over the past several years.

Concerns about energy conservation and air quality have led to increasing recognition of the advantages of natural gas as a heating fuel, including its clean burning characteristics. Use of natural gas for home heating has been increasing in the United States over a number of years. The cyclical nature of natural gas costs has resulted in fluctuating demand for Simpson Dura-Vent’s natural gas products and its products for alternative fuel appliances.

The Company continues to develop its distribution through home centers throughout the United States. The Company’s sales to home centers were flat in 2006 and 2007 and declined in 2008. See “Item 7 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company’s principal markets are in the building construction industry. That industry is subject to significant volatility due to real estate market cycles, fluctuations in interest rates, the availability, or lack thereof, of credit to builders, developers and consumers, inflation rates, weather, and other factors and trends. The world-wide recession and the declines in residential construction that began in 2007 have reduced the demand for the Company’s products. See “Item 1A –  Risk Factors.”

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

Home Centers. The Company intends to increase penetration of the DIY markets by solicitation of home centers. The Company’s sales force maintains on-going contact with home centers to work with them in a broad range of areas including inventory levels, retail display maintenance, and product knowledge training. To satisfy specialized requirements of the home center market, the Company has developed extensive bar coding and merchandising aids and has devoted a portion of its research efforts to the development of DIY products.

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

While the Company is expanding its established facilities outside of California to increase its presence and sales in these markets, sales of some products may relate primarily to certain regions. For example, sales of SST’s line of shearwalls, which the Company expanded with the introduction of a steel wall, are concentrated in the western region of the United States, because their use is primarily intended to resist the effects of seismic forces. Since 1993 the Company –

•                  has established operations in the United Kingdom,

•                  opened warehouse and distribution facilities in western Canada and the midwestern, northeastern, and eastern seaboard regions of the United States,

•                  purchased anchor products manufacturers in Illinois, eastern Canada and Ireland and connector product manufacturers in France, Denmark, Germany and Canada,

•                  acquired the assets of a leading manufacturer and distributor of screw fastening systems and collated screws with manufacturing and distribution operations in Tennessee and distribution in Canada, Europe, Australia and New Zealand, and acquired a German manufacturer with manufacturing in Germany, Czech Republic and China,

•                  acquired a manufacturer and distributor of stainless steel fasteners with manufacturing in Maryland and distribution in Maryland, Florida, Oregon and Massachusetts,

•                  purchased a venting products manufacturer in New York and acquired the assets of a specialized venting manufacturing line, and

•                  is building a manufacturing facility in China and opened sales offices in Hong Kong, Beijing and Shanghai for distribution in Asia and the Middle East.

The Company intends its European investments to establish a presence in the European Community through companies with existing customer bases and through servicing United States-based customers operating there. The Company also distributes connector, anchor and epoxy products in Mexico, Australia, New Zealand, Asia and the Middle East. The Company intends to continue to pursue and expand operations both inside and outside of the United States (see Note 14 to the Company’s Consolidated Financial Statements).

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

The Company’s product research and development is based largely on needs that customers communicate to the Company. The Company typically has developed 10 to 25 new products annually (some of which may be produced in a range of sizes). The Company’s strategy is to develop new products on a proprietary basis, to patent them when appropriate and to seek trade secret protection for others.

The Company’s long-term strategy is to develop, acquire or invest in product lines or businesses that –

•                  complement the Company’s existing product lines,

•                  can be marketed through its existing distribution channels,

•                  might benefit from use of the Simpson Strong-Tie or Simpson Dura-Vent brand names and expertise,

•                  are responsive to needs of the Company’s customers,

•                  expand the Company’s markets geographically and

•                  reduce the Company’s dependence on the United States residential construction market.

Simpson Strong-Tie

Overview

Connectors produced by Simpson Strong-Tie typically are steel devices that are used to strengthen, support and connect joints in residential and commercial construction and DIY projects. These products enhance the safety and durability of the structures in which they are installed and can save time and labor costs for the contractor. SST’s connector products increase structural integrity and improve structural resistance to seismic, wind and other forces. Applications range from building framing to deck construction to DIY projects. SST produces and markets over 11,000 standard and custom products.

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

Metal connectors, anchors and fasteners will corrode and lose load carrying capacity when installed in corrosive environments or exposed to corrosive materials. There are many environments and materials that may cause corrosion, including ocean salt air, fire retardants, preservative-treated wood, dissimilar metals, fumes and fertilizers. The variables present in a single building environment make it impossible to predict accurately if, or when, significant corrosion will begin or reach a critical level. This relative uncertainty makes it crucial that the specifiers be knowledgeable of the potential risks and select a product coating or metal that is suitable for the intended use. Changes in the preservative-treated wood industry have created additional concerns. Effective December 31, 2003, the preservative-treated wood industry voluntarily transitioned from Chromated Copper Arsenate (“CCA-C”) used in residential applications to alternative treatments. Testing has shown that certain alternative replacement treatments are generally more corrosive than CCA-C. SST publishes technical bulletins on subjects such as this and others that affect the installation and use of its products. SST makes its technical bulletins available on its website at www.strongtie.com.

Products

Simpson Strong-Tie is a recognized brand name in the markets it serves. SST manufactures and markets products that strengthen the three types of connections typically found in residential and commercial construction:  wood-to-wood, wood-to-concrete and wood-to-masonry. The Company’s connector products, including its pre-fabricated shearwalls, are installed in a continuous load path from the foundation to the roof system. SST also markets specialty screws and nails for proper installation of certain of its connector products. These products have seismic, retrofit and remodeling applications for both new construction and DIY markets. Through its Anchor Systems product line, SST offers a full line of adhesives, mechanical anchors and powder-actuated tools for numerous anchoring applications in concrete, masonry and steel in both standard and metric sizes. SST also offers screw fastening systems and collated screws for various construction applications through the Quik Drive product line and a line of stainless steel fasteners through the Swan Secure product line.

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

Simpson Strong-Tie also manufactures connector products specifically designed for use with engineered wood products, such as wood I-joists. With increased timber costs and reduced availability of trees suitable for making traditional solid sawn lumber, construction with engineered wood products has increased substantially in the last several years. Sales of Simpson Strong-Tie’s engineered wood connector and fastener products have contributed significant revenues over the past several years.

New Product Development

Simpson Strong-Tie commits substantial resources to new product development. The majority of products have been developed through SST’s internal research and development program. SST’s research and development expense for the three years ended December 31, 2008, 2007 and 2006, was $6,148,000, $5,206,000 and $5,075,000, respectively. SST is the only known United States manufacturer with the capability to test multi-story wall systems, thus enabling testing rather than calculations to prove system performance. SST engineering, sales, product management, and marketing teams work together with architects, engineers, building inspectors, code officials and customers in the new product development process.

SST typically develops 10 to 20 new products each year. This year, SST introduced the Strong Frame™ Ordinary Moment Frame, a high capacity lateral force resistance product for use in both non-residential and residential construction. SST also developed new products for Cold Form Steel truss bracing, mudsill anchor bolt replacement, Hawaiian wind tie retrofit, mechanical and adhesive anchors for use in cracked concrete, as well as several other products for general construction and DIY. SST also developed fasteners and collated delivery systems for several sectors including, steel pan decking, tile backer board, hardwood decking and truck/trailer/RV bed wood to steel attachment.

While continuing to service the new single-family residential housing market, SST has increased development efforts for products used in DIY, multi-family residential, and some light commercial and industrial markets.

Sales and Marketing

Simpson Strong-Tie’s sales and marketing programs are implemented through SST’s branch system. SST currently maintains branches in Northern and Southern California, Texas, Ohio, Canada, England, France, Germany, Denmark and China. Each branch is served by its own sales force, as well as manufacturing, warehouse and office facilities. Each branch is responsible for a broad geographic area. Each is responsible for setting and executing sales and marketing strategies that are consistent with the markets that the branch serves and the goals of SST. The domestic branches closely integrate their manufacturing activities to enhance product availability. Branch sales forces in the United States are supported by marketing managers in the home office in Pleasanton, California. The home office also coordinates issues affecting customers that operate in multiple regions. The sales force maintains close working relationships with customers, develops new business, calls on architects, engineers and building officials and participates in a range of educational seminars.

Simpson Strong-Tie sells its products through an extensive distribution system comprising dealer distributors supplying thousands of retail locations nationwide, contractor distributors, home centers, lumber dealers, manufacturers of engineered wood products, and specialized contractors such as roof framers. In recent years, home centers have been one of the SST’s fastest growing distribution channels. A large part of that growth was sales to The Home Depot, which exceeded 10% of the Company’s consolidated net sales in both 2006 and 2007 (see “Item 1A –  Risk Factors,” “Item 7 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 14 to the Company’s Consolidated Financial Statements). SST’s DIY and dealer products are used to build projects such as decks, patio covers and garage organization systems.

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

Based on its communications with customers, Simpson Strong-Tie believes that its products are important to its customers’ businesses, and it is SST’s policy to ship products within a few days of receiving the order, with many of the orders shipped the same day as the order is received. Many of SST’s customers serve contractors that require rapid delivery of needed products. Home centers and dealers also require superior service because of fluctuating demand and to serve the needs of a broad base of customers. To satisfy these requirements, SST maintains high inventory levels, has redundant manufacturing capability and some multiple dies to produce the same parts. SST also maintains information systems that provide sales and inventory control and forecasting capabilities throughout its network of factories and warehouses. SST also has special programs for contractors intended to ensure the prompt manufacture and delivery of custom products.

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

Simpson Dura-Vent

Overview

Simpson Dura-Vent’s venting systems are used to vent gas furnaces, water heaters, fireplaces and stoves, wood and oil burning appliances and wood pellet and corn stoves. SDV’s metal vents, chimneys and chimney liner systems exhaust the products of combustion to the exterior of the building. SDV’s products have been designed for ease of assembly and safe operation and to achieve a high level of performance. SDV produces and markets approximately 4,000 different venting products.

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

Simpson Dura-Vent’s objective is to expand market share in all of its distribution channels by entering expanding markets that address energy and environmental concerns. SDV’s strategy is to capitalize on its strengths in new product development and its established distribution network and to continue its commitment to high quality and service. SDV operates manufacturing and warehouse facilities in California, Mississippi, Minnesota, and New York. In January 2008, SDV decided to close its Vicksburg, Mississippi, facility and consolidate its manufacturing operations in Vacaville, California.

In June 2008, SDV acquired the equity of ProTech Systems, Inc. (“ProTech”) which is based in Albany, New York. ProTech manufactures special gas vent for condensing appliances including tankless water heaters and boilers. In July 2008, SDV acquired the assets and trademarks of Ventinox relining systems from American BOA, Inc.

Products

Simpson Dura-Vent is a leading supplier of double-wall Type B Gas Vent systems, used for venting gas furnaces, water heaters, boilers and decorative gas fireplaces. SDV’s Type B Gas Vent product line features heavy-duty quality construction and a twist-lock design that provides for fast and easy job-site assembly compared to conventional snap-together designs. The twist-lock design has broader applications and has been incorporated into SDV’s gas, pellet and Direct-Vent product lines. SDV also markets a patented flexible vent connector, Dura/Connect, for use between the gas appliance flue outlet and the connection to the Type B Gas Vent installed in the ceiling. Dura/Connect offers a simple twist, bend and connect installation for water heaters and gas furnaces. As a result of the acquisition of ProTech in July 2008, SDV offers special gas vent and relining products.

Consumer concerns over the rising costs of natural gas and home heating oil in 2003 through the first half of 2006 increased demand for alternative fuel appliances. This resulted in increased demand for SDV’s all-fuel chimney and pellet vent products, although demand for these and other SDV products declined along with the slowdown in home building activity in the first half of 2006 and again in late 2007 and 2008. The gas fireplace market has evolved into two basic types of fireplace: top-vent fireplaces that are vented with the standard Type B Gas Vent and direct-vent fireplaces that use a special double-wall venting system. SDV’s Direct-Vent system is designed not only to exhaust the flue products, but also to draw in outside air for combustion, an important feature in modern energy-efficient home construction. The Direct-Vent gas fireplace systems provide ease of installation, permitting horizontal through-the-wall venting or standard vertical through-the-roof venting. SDV has established relationships with several large manufacturers of gas stoves and gas fireplaces to supply Direct-Vent venting products.

New Product Development

Simpson Dura-Vent has gained industry recognition by offering innovative new products that meet changing needs of customers. SDV representatives serve on industry committees concerned with issues such as new appliance standards and government regulations. SDV’s research and development expense for the three years ended December 31, 2008, 2007 and 2006, was $812,000, $816,000 and $601,000, respectively. SDV also maintains working relationships with research and development departments of major appliance manufacturers, providing prototypes for field testing and conducting tests in SDV’s testing laboratory. SDV believes that such relationships provide competitive advantages. For example, SDV introduced the first venting system for Direct-Vent gas appliances. In 2004, SDV completed testing for a new chimney product line, Dura-Plus HTC, which is designed to meet Canadian standards for chimney systems, and began marketing in Canada in 2005. In 2006, SDV launched a new, improved PelletVent for venting pellet burning stoves. SDV manufactures the new PelletVent product line using laser welding equipment. SDV has filed a patent application for the new PelletVent product line. In 2007, SDV determined that the exhaust gases that result from burning corn pellets and other bio fuels can be corrosive and has begun using material that is more suited to this application. Also in 2007, SDV launched improvements in its Direct-

Vent categories, applying laser weld techniques, and launched a new air-cooled large diameter (10” through 16”) chimney product line, Dura-Chimney 2, for venting very large wood-burning fireplaces.

Sales and Marketing

Simpson Dura-Vent’s sales and marketing programs are implemented through SDV’s sales and marketing staff and a network of independent manufacturer’s agents. SDV markets venting systems for both gas and wood burning appliances through wholesale distributors in the United States, Canada and Australia to the HVAC (heating, ventilating and air conditioning) and PHC (plumbing, heating and cooling) contractor markets, and to fireplace specialty distributors. These customers sell to contractor and DIY markets. SDV also markets venting products to home center and hardware store chains. SDV has established OEM relationships with several major gas fireplace and gas stove manufacturers, which SDV believes are leaders in the direct-vent gas appliance market.

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

To enhance its marketing effort, SDV maintains a website, www.duravent.com, that includes product descriptions, catalogs and installation instructions, as well as a direct link to SDV’s customer service and engineering departments. SDV also regularly publishes and sends e-mail newsletters to its distributors and authorized Dura-Pro dealers.

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

The Company is committed to helping people build safer structures economically through the design, engineering and manufacturing of structural connectors, pre-fabricated shearwalls, anchors, fasteners and related products. With the support and involvement of management, the Company has developed a quality system that manages defined procedures to ensure consistent product quality and also meets the requirements of International Code Council (ICC) product evaluation reports. Simpson Strong-Tie is recognized in its industry as a manufacturer of high quality products.  Since 1996, SST’s quality system has been registered under ISO 9001, an internationally recognized set of quality-assurance standards. The Company believes that ISO registration is a valuable tool for maintaining its high quality standards.  As SST establishes new business locations through expansion or acquisitions, projects are established to integrate SST’s quality systems and achieve ISO 9001 registration.  In addition, SST has five testing laboratories accredited to ISO standard 17025, an internationally accepted standard that provides requirements for the competence of testing and calibration laboratories.

Simpson Strong-Tie operates manufacturing or warehouse facilities in California, Texas, Ohio, Florida, Connecticut, Illinois, Washington, Tennessee, Minnesota, North Carolina, Maryland, Oregon, Massachusetts, British Columbia, Ontario, England, France, Denmark, Germany, Australia, Scotland, Poland, Ireland, Czech Republic and China. Most of SST’s products are produced with a high level of automation, using progressive dies run in automatic presses making parts from coiled sheet steel at rates that often exceed 100 strokes per minute. SST estimates that it produces over 1 billion product pieces per year. Most of SST’s products (SKUs) are bar coded with UPC numbers for easy identification, and nearly all of the products sold to home centers are labeled with bar codes. SST has significant press capacity and has multiple dies for some of its high volume products because of the need to produce these products close to the customer and to provide backup capacity. The balance of production is accomplished through a combination of manual, blanking and numerically controlled (NC) processes that include robotic welders, lasers and turret punches. This capability allows SST to produce products with little redesign or set-up time, facilitating rapid turnaround for customers. New tooling is also highly automated. Dies are designed and produced using computer aided design (CAD) and computer aided machining (CAM) systems. CAD/CAM capability enables SST to create multiple dies quickly and design them to high standards. The Company is constantly reviewing its product line to reduce manufacturing costs, increase automation, and take advantage of new types of materials.

Simpson Strong-Tie also manufactures chemical anchoring products at its facility in Addison, Illinois. The chemicals are mixed in batches and are then loaded in two-part dispensers. These dispensers mix the product on the job site because set up times are usually very short. In addition, SST purchases a number of products, primarily fasteners, powder actuated tools and accessories and certain of its mechanical anchoring products, from various sources around the world. These purchased products undergo inspections on a sample basis for conformance with ordered specifications and tolerances before being distributed.

Simpson Dura-Vent operates manufacturing or warehouse facilities in California, Mississippi, Minnesota, and New York. SDV produces component parts for venting systems using NC-controlled punch presses equipped with high-speed progressive and compound tooling. SDV’s vent pipe and elbow assembly lines are automated, to produce finished products efficiently from large coils of steel and aluminum. UPC bar coding and computer tracking systems provide SDV’s industrial engineers and production supervisors with real-time productivity tools to measure and evaluate current production rates, methods and equipment.

Regulation

Simpson Strong-Tie’s product lines are subject to federal, state, county, municipal and other governmental and quasi-governmental regulations that affect product design, development, testing, applications, marketing, sales, installation and use. Most SST products are recognized by building code and standards agencies. Agencies that recognize Company products include the International Code Council Evaluation Service (ICC-ES), the International Association of Plumbing and Mechanical Officials (IAPMO), the City of Los Angeles, the State of Florida, and the California Division of the State Architect. These and other agencies adopt various testing and design standards and incorporate them into their related building codes. With the adoption of the International Residential Code and the International Building Code, these standards are being applied more uniformly, and these Codes are recognized throughout most of the United States. SST considers code recognition to be a significant marketing tool and devotes considerable effort to obtaining and maintaining appropriate approvals for its products. SST believes that architects, engineers, contractors and other customers are more likely to purchase structural products that have the appropriate code acceptance than competitive products that lack code acceptance. SST actively participates in industry related professional associations to keep abreast of regulatory changes and to provide information to regulatory agencies.

Simpson Dura-Vent operates under a regulatory environment that includes appliance and venting performance standards related to safety, energy efficiency and air quality. Gas venting regulations are contained in the National Fuel Gas Code (“NFGC”), while safety and performance regulations for wood burning appliances and chimney systems are contained in a National Fire Protection Association standard (“NFPA 211”). Standards for testing gas vents and chimneys are developed by testing laboratories such as Underwriter’s Laboratories (“UL”) in compliance with the American National Standards Institute. The Environmental Protection Agency (“EPA”) regulates clean air standards for both gas and wood burning appliances. The Department of Energy (“DOE”) regulates energy efficiency standards under the authority of the National Appliance Energy Conservation Act. Under this Act, the DOE periodically reviews the necessity for increased efficiency standards with respect to gas furnaces and gas water heaters. A substantial percentage of SDV’s Type B Gas Vent sales are for gas furnaces and gas water heaters. Minimum appliance efficiency standards have been enacted that could negatively affect sales of Type B Gas Vents, which could adversely affect the Company’s operating results. In turn, the various building codes could be adopted by local authorities, resulting in enforcement through the building permit process. Safety, air quality and energy efficiency requirements are enforced by local air quality districts and municipalities by requiring proper UL, EPA and DOE labels on appliances and venting systems.

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

The venting industry is highly competitive. SDV’s competitors include a variety of manufacturers that have operations in the United States, Canada, China and Mexico. Most of its competitors do not compete in all of SDV’s product lines, and some have additional product lines that SDV does not offer. SDV competes on the basis of quality, service, breadth of product line, availability of inventory, technical support and product innovation.

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

The steel industry is highly cyclical and prices for the Company’s raw materials are influenced by numerous factors beyond the Company’s control, including general economic conditions, competition, labor costs, foreign exchange rates, import duties, raw material shortages and trade restrictions. Steel prices increased in 2006 and, after easing early in 2007, rose again mid-year 2007. Steel prices have declined from their peak in July 2008, but the Company believes that they may have reached bottom and does not expect them to decrease further for the balance of the first quarter of 2009. The steel market continues to be dynamic, however, with a high degree of uncertainty about future pricing trends. Demand for steel has recently declined due to the weakening of the global economy and tightening of financial credit markets. Numerous factors may cause steel prices to increase in the future. In addition to increases in steel prices, mills have added surcharges for zinc, energy and freight in response to increases in their costs. These and other factors could adversely affect the Company’s cost and access to steel in 2009. If steel prices increase and the Company is not able to maintain its prices or increase them sufficiently, the Company’s margins could deteriorate. See “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company historically has not attempted to hedge against changes in prices of steel or other raw materials.

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

In July 2007, the Company purchased the stock of Swan Secure Products, Inc. (“Swan Secure”) for $42.1 million in cash, net of cash received. Swan Secure is a manufacturer and distributor of fasteners, largely stainless steel, and its products are marketed throughout the United States.

In April 2008, the Company’s subsidiary, Simpson Strong-Tie Ireland Limited, purchased certain assets of Liebig International Ltd., an Irish company, Heinrich Liebig Stahldübelwerke GmbH, Liebig GmbH & Co. KG and Liebig International Verwaltungsgesellschaft GmbH, all German companies, Liebig Bolts Limited, an English company, and Liebig International Inc., a Virginia corporation (collectively “Liebig”). Liebig manufactures mechanical anchor products in Ireland and distributes them primarily throughout Europe through warehouses located in Germany and the United Kingdom. Liebig expands the Company’s anchor product offerings in its connector product segment. The purchase price was $19.2 million in cash, including due diligence and transaction costs. The Company recorded goodwill of $7.6 million and intangible assets subject to amortization of $2.7 million as a result of the acquisition. Tangible assets, including real estate, machinery and equipment, inventory and trade accounts receivable, accounted for the balance of the purchase price.

In June 2008, the Company’s subsidiary, Simpson Dura-Vent Company, Inc., purchased the equity of ProTech Systems, Inc., a New York corporation. ProTech manufactures venting products in New York and distributes them throughout North America. ProTech expands the Company’s product offerings in the venting product segment. The purchase price (subject to post-closing adjustment) was $8.3 million in cash, including due diligence and transaction costs and $1.4 million to be paid in the future, plus an additional earn-out of up to $2.25 million if certain future performance targets are met. The Company recorded goodwill of $3.7 million and intangible assets subject to amortization of $3.0 million as a result of the acquisition. Net tangible assets, including machinery and equipment, inventory and trade accounts receivable, accounted for the balance of the purchase price, but the purchase price allocation has not been finalized. In July 2008, Simpson Dura-Vent also purchased certain assets to produce the Ventinox stainless steel chimney liner product line from American BOA Inc. ProTech had been the distributor of Ventinox products. The purchase price was $1.6 million in cash, including due diligence and transaction costs. The Company recorded goodwill of $0.7 million. The Ventinox purchase price allocation has not been finalized.

In July 2008, Simpson Strong-Tie purchased the equity of Ahorn-Geräte & Werkzeuge Vertriebs GmbH, a German company, and its subsidiaries Ahorn Upevnovaci Technika s.r.o., a Czech company, and Ahorn Pacific Fasteners (Kunshan) Co., Ltd., a Chinese company (collectively “Ahorn”). The acquisition broadened Simpson Strong-Tie’s collated fastener product line and added production capacity in both Europe and China. The purchase price was $9.2 million in cash, including due diligence and transaction costs. The Company recorded goodwill of $6.9 million as a result of the acquisition. Net tangible assets, including machinery and equipment, inventory and trade accounts receivable, accounted for the balance of the purchase price, but the purchase price allocation has not been finalized.

In January 2009, the Company acquired the business of RO Design Corp, a Florida corporation doing business as DeckTools, which licenses deck design and estimation software. The software provides professional deck builders, home centers and lumber yards a simple, graphics-driven, solution for designing decks and estimating material and labor costs for the project. The purchase price was $4.0 million in cash, including $2.5 million to be paid in the future.

Seasonality and Cyclicality

The Company’s sales are seasonal and cyclical, and operating results vary from quarter to quarter. The Company’s sales are also dependent, to a large degree, on the North American residential home construction industry and operating results vary with economic cycles. See “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Employees and Labor Relations

As of January 1, 2009, the Company had 2,504 full-time employees, of whom 1,399 were hourly employees and 1,105 were salaried employees. The Company believes that its overall compensation and benefits for the most part meet or exceed industry averages and that its relations with its employees are good.

A significant number of the employees at three of the Company’s facilities are represented by labor unions and are covered by collective bargaining agreements. Two of the Company’s collective bargaining agreements cover the

Company’s tool and die craftsmen and maintenance workers in Brea, California, and its sheetmetal workers in Brea and Ontario, California. These two contracts expire February 2011 and June 2011, respectively. Simpson Strong-Tie’s facility in Stockton, California, is also a union facility with two collective bargaining agreements, which cover its tool and die craftsmen and maintenance workers, and its sheetmetal workers. These two contracts will expire June 2011 and September 2011, respectively.  See “Item 1A – Risk Factors.”

Available Information

The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company makes available, free of charge, copies of its recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement, company governance guidelines and code of ethics and the charters of the Audit, Compensation, and Governance and Nominating Committees of its Board of Directors on its website at www.simpsonmfg.com. Printed copies of any of these materials will be provided on request.

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

Worldwide economic conditions and credit tightening materially and adversely affect our business.

Our business has been materially and adversely affected by changes in regional, national or global economic conditions.  Such changes have included or may include reduced consumer spending, reduced availability of capital, inflation, deflation, adverse changes in interest rates, reduced energy availability and increased energy costs, and government initiatives to manage economic conditions. Continuing instability in financial markets and the deterioration of other national and global economic conditions may have further materially adverse effects on our operations, financial results or liquidity, including the following:

•                  the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers;

•                  one or more of the financial institutions that make available our revolving credit facility may become unable to fulfill their funding obligations, which could materially and adversely affect our liquidity;

•                  it may become even more costly or difficult for us to obtain the agreed or additional financing or to refinance our existing credit facility; or

•                  our assets may be impaired or subject to write down or write off.

Uncertainty about current global economic conditions may cause consumers of our products to postpone or refrain from spending in response to tighter credit, negative financial news, declines in income or asset values, or other adverse economic events or conditions, which could materially reduce demand for our products and materially and adversely affect our financial condition and operating results.  Further deterioration of economic conditions would likely exacerbate these adverse effects, result in wide-ranging, adverse and prolonged effects on general business conditions, and materially and adversely affect our operations, financial results and liquidity.

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

We have substantial sales to a few large customers. Loss of all or part of our sales to a large customer would have a material adverse effect on our revenues and profits. Our largest customer accounted for slightly less than 10% of net sales for the year ended December 31, 2008. In August 2007, this customer sold a division, which is now a separate customer of the Company. As a combined company in 2007, these two customers accounted for 15% of our net sales. As two separate customers, neither would have accounted for more than 10% of our consolidated net sales for  2007. See Note 14 to the Company’s Consolidated Financial Statements. This customer may endeavor to replace, in some or all markets, our products with lower-priced products supplied by others or may otherwise reduce its purchases of our products. We also might reduce our dependence on our largest customer by reducing or terminating sales to one or more of the customer’s subsidiaries. Any reduction in, or termination of, our sales to this customer would at least temporarily, and possibly longer, cause a material reduction in our net sales, income from operations and net income. A reduction in or elimination of our sales to our largest customer, or another of our larger customers, would increase our relative dependence on our remaining large customers.

In addition, our customers include retailers and distributors. Retail and distribution businesses have consolidated over time, which could increase the material adverse effect of losing any of them.

Increases in prices of raw materials could negatively affect our sales and profits.

Our principal raw material is steel, including stainless steel. The steel industry is highly cyclical. Numerous factors beyond our control, such as general economic conditions, competition, worldwide demand, labor costs, energy costs, foreign exchange rates, import duties and other trade restrictions, influence prices for our raw materials. Consolidation among domestic integrated steel producers, changes in supply and demand in steel markets, changes in foreign currency exchange rates and economic conditions, and other events have led to volatility in steel costs. The domestic steel market is heavily influenced by three major United States manufacturers. We have not always been able, and in the future we might not be able, to increase our product prices in amounts that correspond to increases in costs of raw materials, without materially and adversely affecting our sales and profits.

We have not attempted to hedge against changes in prices of steel or other raw materials. In recent years, however, we have increased our steel purchases in an effort to mitigate the effects of rising steel prices. At the same time, since 2007 our sales have declined with the declines in the housing and financial markets. As a result, our inventory of raw materials has increased substantially. Inventory increases can materially and adversely affect our margins, cash flow and profits.

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

•                  slow acceptance or rejection of acquired businesses’ products by our customers;

•                  risks of entering markets in which we have little or no prior experience;

•                  litigation involving activities, properties or products of acquired businesses;

•                  consumer and other claims related to products of acquired businesses; and

•                  the potential loss of key employees of acquired businesses.

In addition, future acquisitions may cause us to issue additional equity securities that dilute the value of our existing equity securities, increase our debt, and cause impairment and amortization expenses related to goodwill and other intangible assets, which could materially and adversely affect our profitability. Any acquisition could materially and adversely affect our business and operating results.

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

Other significant challenges to conducting business in foreign countries include, among other factors, local acceptance of our products, political instability, changes in import and export regulations, changes in tariff and freight rates, fluctuations in foreign exchange rates and currency controls. We might not be able to penetrate these markets and any market penetration that occurs might not be timely or profitable. If we do not penetrate these markets within a reasonable time, we will be unable to recoup part or all of the significant investments we will have made in attempting to do so.

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

Our principal markets are in the building construction industry. That industry is subject to significant volatility due to real estate market cycles, fluctuations in interest rates, the availability, or lack thereof, of credit to builders and developers, inflation rates, weather, and other factors and trends. None of these factors or trends is within our control. Declines in commercial and residential construction, such as housing starts, and remodeling projects have reduced, and in the future can be expected to reduce, the demand for our products. Negative economic or construction industry performance adversely affects our business. Declines in construction activity or demand for our products have materially and adversely affected, and could in the future materially and adversely affect, our sales and profitability.

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

We depend on certain key management and technical personnel, including, among others, Thomas J Fitzmyers, Michael J. Herbert, Phillip “Terry” Kingsfather, Barclay Simpson, Stephen P. Eberhard, Karen W. Colonias and Jeffrey E. Mackenzie. The loss of one or more key employees could materially and adversely affect us.

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

A significant number of our employees are represented by labor unions and are covered by collective bargaining agreements that will expire in 2011. A work stoppage or interruption by a significant number of our employees could have a material and adverse effect on our sales and profitability.

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

Control by our principal stockholder will prevent other stockholders from influencing management.

Barclay Simpson, the Chairman of our Board of Directors, controls approximately 22% of the outstanding shares of our common stock. Mr. Simpson and Thomas J Fitzmyers, our President and Chief Executive Officer (even though he owns less than 1% of the outstanding shares of our common stock), have substantial influence with respect to the election of our directors and are also expected to continue to exercise substantial control over some fundamental changes affecting us, such as a merger or sale of assets or amendment of our Certificate of Incorporation or Bylaws.

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

Sales of substantial amounts of our common stock in the public market could adversely affect the prevailing market price for our common stock. All of the outstanding shares of our common stock are freely tradable without restriction under the Securities Act of 1933, other than 10.9 million shares held (as of February 23, 2009) by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933. Options to purchase 2.2 million shares of our common stock were outstanding as of December 31, 2008, including options to purchase 2.0 million shares that were exercisable. If a substantial number of shares were sold in the public market pursuant to Rule 144 or on exercise of options, the trading price of our common stock in the public market could be adversely affected.

Delaware law and our stockholder rights plan contain anti-takeover provisions that could deter takeover attempts that might otherwise be beneficial to our stockholders.

Provisions of Delaware law could make it more difficult for a third party to acquire us, even if doing so could be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law may make the acquisition of Simpson Manufacturing Co., Inc. and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring Simpson Manufacturing Co., Inc. without the consent of our Board of Directors for at least three years from the date they first hold 15% or more of the voting stock. Barclay Simpson and his affiliates are not subject to this provision of Delaware law with respect to their investment in Simpson Manufacturing Co., Inc. In addition, our Stockholder Rights Plan has significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.

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

•                  failing to increase, or even maintain, net revenues and operating income;

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

If we decide to change significantly the location, nature or extent of a portion of our manufacturing operations, we may need to record an impairment of our goodwill. Our goodwill totaled $68.6 million at December 31, 2008. Recording an impairment of our goodwill correspondingly reduces our net income. In 2007, for example, we decided to move part of our Canadian manufacturing operations to China in 2008 or 2009, and as a result, we recorded a goodwill impairment of $10.7 million, which materially reduced our net income in 2007. Other changes or events in the future could further impair our recorded goodwill, which could also materially and adversely affect our profitability.

Impairment charges on goodwill or other intangible assets would adversely affect our financial position and results of operations.

We are required to perform impairment tests on our goodwill and other intangible assets annually or at any time when events occur that could affect the value of our business segments.  To determine whether a goodwill impairment has occurred, we compare fair value of each of our reporting units with its carrying value.  Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, adverse actions by regulatory authorities, unanticipated competition, loss of key customers or changes in technology or markets, can require a charge for impairment that can materially and adversely affect our reported net income and our stockholders’ equity.  For example, in 2008, our annual impairment test resulted in goodwill impairment charge of $3.0 million associated with assets acquired in England in 1999 as part of our U.K. reporting unit.  Our U.K. reporting unit’s carrying value exceeded its fair value, primarily due to reduced future expected net cash flows.

Failure of our internal control over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes:

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

We have recently implemented a new commercially available Microsoft third-party accounting software system, initially focused on replacing our internally developed general ledger and purchasing and payables systems, for use in our operations in the United States and Europe. We are also implementing the full version of our enterprise resource planning (“ERP”) system in our operations in Asia and plan to convert our United States and European  operations to our full ERP system over the next two to three years. Any errors or defects in, or unavailability of, third-party software or our implementation of the systems, could result in errors in our financial statements, which could materially and adversely affect our business. If we continue to use our other internally developed accounting systems and they are not able to accommodate our future business needs, or if we find that they or any new systems we may implement contain errors or defects, our business and financial condition could be materially and adversely affected.

Our international operations may be materially and adversely affected by factors beyond our control.

Economic, social and political conditions, laws, practices and customs vary widely among the countries where we  produce or sell our products. Our operations outside of the United States are subject to a number of risks and potential costs, including, for example, lower profit margins, less protection of intellectual property and economic, political and social uncertainty in some countries, especially in emerging markets. Our sales and profits depend, in part, on our ability to develop and implement policies and strategies that effectively anticipate and manage these and other risks in the countries where we do business. These and other risks may have a material adverse effect on our operations in any particular country and on our business as a whole. Inflation in emerging markets also makes our products more expensive there and increases the market and credit risks to which we are exposed.

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

Our new manufacturing facilities in China complicate our inventory management.

We maintain manufacturing capability in various parts of the world, in part to allow us to serve our customers with prompt delivery of needed products. Such customer service is a significant factor in our efforts to compete with larger companies that have greater resources than we have. We have recently begun, and plan to expand substantially, our manufacturing in China. Much of the output of our manufacturing in China is and will be intended for export to other parts of Asia and elsewhere. Because of the unusually great distances between our manufacturing facilities in China and the markets to which the products made there will be shipped, we may have difficulty providing adequate service to our customers, which may put us at a competitive disadvantage. Our attempts to provide prompt delivery may necessitate that in China we produce and keep on hand substantially more inventory of finished products than would otherwise be needed. Inventory increases can materially and adversely affect our margins, cash flow and net income.

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

The accounting rules applicable to public companies are subject to frequent revision. Future changes in accounting standards and interpretations could require us to change the way we calculate revenue, expense or balance sheet amounts, which could result in material and adverse change to our reported results of operations or financial condition.

Global warming could materially and adversely affect our business.

Scientific reports indicate that, as a result of human activity:

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

We cannot predict the effects that these phenomena may have on our business. They might, for example:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company maintains its home office in Pleasanton, California, and other offices, manufacturing and warehouse facilities elsewhere in California and in Texas, Ohio, Florida, Mississippi, Illinois, Connecticut, Washington, Tennessee, Minnesota, North Carolina, Oregon, Massachusetts, Maryland, New York, Australia, British Columbia, Ontario, England, Scotland, Ireland, France, Denmark, Germany, Poland, Czech Republic, China and Hong Kong. As of February 27, 2009, the Company’s facilities were as follows:

	Approximate
	Square	Owned or		Lease	Segment
Location	Footage	Leased	Lessee	Expires	and Function

Pleasanton, California	89,000	Owned			Company Office, SST Research and Development
Stockton, California	802,000	Owned			SST Office, Manufacturing and Warehouse
Stockton, California	25,000	Owned			SST Research and Development
San Leandro, California	47,100	Owned (1)			SST Office, Manufacturing and Warehouse
San Leandro, California	71,000	Owned (1)			SST Office, Manufacturing and Warehouse
San Leandro, California	57,000	Owned (1)			SST Manufacturing and Warehouse
San Leandro, California	27,000	Owned (1)			SST Manufacturing and Warehouse
Brea, California	50,700	Owned			SST Office, Manufacturing and Warehouse
Brea, California	78,000	Owned			SST Office and Warehouse
Brea, California	30,500	Owned			SST Office, Manufacturing and Warehouse
Brea, California	42,900	Owned			SST Warehouse
Brea, California	19,200	Owned			SST Warehouse
Brea, California	20,000	Owned			SST Warehouse
Ontario, California	181,000	Leased	SST	2009	SST Office and Warehouse
McKinney, Texas	317,000	Owned			SST Office, Manufacturing and Warehouse
Columbus, Ohio	300,500	Owned			SST Office, Manufacturing and Warehouse
Jacksonville, Florida	112,000	Leased	SST	2011	SST Office and Warehouse
High Point, North Carolina	50,150	Leased	SST	2011	SST Office and Warehouse
Addison, Illinois	52,400	Leased	SST	2013	SST Office, Manufacturing and Warehouse
Enfield, Connecticut	55,100	Leased	SST	2013	SST Office and Warehouse
Kent, Washington	28,800	Leased	SST	2012	SST Office, Manufacturing and Warehouse
Visalia, California	92,000	Owned			SST Office, Manufacturing and Warehouse
Eagan, Minnesota	54,000	Leased	SST	2011	SST & SDV Office and Warehouse
Jessup, Maryland	39,600	Leased	SST	2013	SST Office and Warehouse
Tamworth, England	78,100	Leased	SST (2)	2012	SST Office, Manufacturing and Warehouse
Tamworth, England	30,000	Leased	SST (2)	2012	SST Office, Research and Development
Livingston, Scotland	2,800	Leased	SST (2)	2009	SST Warehouse

	Approximate
	Square	Owned or		Lease	Segment
Location	Footage	Leased	Lessee	Expires	and Function

Vacaville, California	159,000	Owned			SDV Office, Manufacturing and Warehouse
Vacaville, California	120,300	Owned			SDV Office, Manufacturing and Warehouse
Vicksburg, Mississippi	302,000	Owned (3)			SDV Office, Manufacturing and Warehouse
Gallatin, Tennessee	48,000	Leased	SST	2009	SST Office, Manufacturing and Warehouse
Gallatin, Tennessee	194,000	Owned			SST Office, Manufacturing and Warehouse
Maple Ridge, British Columbia	36,400	Owned			SST Office, Manufacturing and Warehouse
Maple Ridge, British Columbia	2,300	Leased	SST (4)	2009	SST Warehouse
Maple Ridge, British Columbia	2,400	Leased	SST (4)	2009	SST Warehouse
Langley, British Columbia	19,700	Leased	SST (4)	2010	SST Warehouse
Brampton, Ontario	158,000	Leased	SST (4)	2009	SST & SDV Office, Manufacturing and Warehouse
Odder, Denmark	162,500	Owned			SST Office, Manufacturing and Warehouse
Warsaw, Poland	8,300	Leased	SST (5)	2009	SST Office and Warehouse
St. Gemme La Plaine, France	99,000	Owned			SST Office, Manufacturing and Warehouse
Blacktown, NSW, Australia	9,800	Leased	SST (6)	2011	SST Warehouse
Mulgrave, NSW, Australia	700	Leased	SST (6)	2011	Office
Frankfurt, Germany	42,100	Leased	SST (7)	2011	SST Office and Warehouse
Hong Kong, China	3,500	Leased	SST (8)	2010	SST Office
Beijing, China	2,300	Leased	SST (9)	2009	SST Office
Shanghai, China	1,400	Leased	SST (9)	2010	SST Office
Baltimore, Maryland	60,750	Leased	SST	2012	SST Office, Manufacturing and Warehouse
Portland, Oregon	5,000	Leased	SST	2010	SST Warehouse
Canton, Massachusetts	5,000	Leased	SST	2010	SST Warehouse
Albany, New York	64,400	Leased	SDV	2013	SDV Office, Manufacturing and Warehouse
Kilorglin, Ireland	46,300	Owned			SST Office, Manufacturing and Warehouse
Hungen, Germany	26,400	Owned			SST Office, Manufacturing and Warehouse
Pfungstad, Germany	20,100	Leased	SST (10)	2009	SST Office and Warehouse
Havlikuv Brod, Czech Republic	17,200	Owned			SST Office, Manufacturing and Warehouse
Kunshan, China	26,900	Leased	SST (11)	2009	SST Office, Manufacturing and Warehouse
Zhangjiagang, China	175,000	Owned (12)			SST Office, Manufacturing and Warehouse

(1)	The Company has classified its facilities in San Leandro, California, as assets held for sale and intends to sell this property in 2009.
(2)	Lessee is Simpson Strong-Tie International, Inc., a wholly-owned subsidiary of SST.
(3)

The Company intends to sell its facility in Vicksburg, Mississippi, and will close it at that time. On the sale of the Vicksburg facility, if it is sold below its carrying value, the Company will record an impairment charge equal to the amount by which its carrying value exceeds its net realized value.

(4)	Lessee is Simpson Strong-Tie Canada, Ltd., a wholly-owned subsidiary of SST.
(5)	Lessee is Simpson Strong-Tie Sp.z,o.o., a wholly-owned subsidiary of SST.
(6)	Lessee is Simpson Strong-Tie Australia Pty. Ltd., a wholly-owned subsidiary of SST.
(7)	Lessee is Simpson Strong-Tie GmbH, a wholly-owned subsidiary of SST.
(8)	Lessee is Simpson Strong-Tie Asia Limited, a wholly-owned subsidiary of SST.
(9)	Lessee is Simpson Strong-Tie (Beijing) Company Limited, a wholly owned subsidiary of SST.
(10)	Lessee is Simpson Strong-Tie Ireland Limited, a wholly-owned subsidiary of SST.
(11)	Lessee is Ahorn Pacific Fasteners (Kunshan), a wholly-owned subsidiary of SST.
(12)	The Company is constructing a new manufacturing facility in Zhangjiagang, China, to be completed in early 2009.

The Company’s manufacturing facilities are equipped with specialized equipment and use extensive automation. The Company considers its existing and planned facilities to be suitable and adequate for its operations as currently conducted and as planned through 2009. The manufacturing facilities currently are being operated with one full shift. The Company anticipates that it may require additional facilities to accommodate possible future growth.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SSD.” The following table shows the range of high and low closing sale prices per share of the common stock as reported by the NYSE and dividends paid per share of common stock for the calendar quarters indicated:

	Market Price		Dividends
Quarter	High	Low	Paid
2008
Fourth	$29.23	$19.70	$0.10
Third	31.90	20.72	0.10
Second	28.25	23.26	0.10
First	28.43	22.97	0.10
2007
Fourth	$33.55	$25.59	$0.10
Third	37.15	28.78	0.10
Second	33.88	31.16	0.10
First	35.58	29.49	0.08

The Company estimates that as of February 23, 2009, approximately 48,000 persons beneficially owned shares of the Company’s common stock either directly or through nominees.

In February 2009, the Company’s Board of Directors declared a dividend of $0.10 per share to be paid on April 24, 2009, to stockholders of record on April 3, 2009. The Company began declaring quarterly dividends of $0.05 per common share in January 2004. Future dividends, if any, will be determined by the Company’s Board of Directors, based on the Company’s earnings, cash flows, financial condition and other factors deemed relevant by the Board of Directors.

In December 2008, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2009. This replaces the $50.0 million repurchase authorization from December 2007. The Company did not repurchase any shares in 2008. In February 2007, the Company repurchased 122,500 shares of its common stock for $4.2 million, which the Company retired in March 2007, with the excess over the par value of the repurchased shares recorded against retained earnings. During 2006, the Company repurchased 500,000 shares of its common stock for $17.2 million, which the Company retired in June 2006, with the excess over the par value of the repurchased shares recorded against retained earnings. The Company did not repurchase any shares in 2005.

The following table sets forth certain information as of December 31, 2008, concerning (a) all equity compensation plans of the Company previously approved by the stockholders and (b) all equity compensation plans of the Company not previously approved by the stockholders.

	(a)		(b)	(c)
				Number of
				securities remaining
	Number of securities			available for future
	to be issued		Weighted-average	issuance under equity
	upon exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding securities
Plan Category	warrants & rights		warrants & rights	reflected in column (a))

Equity compensation plans approved by stockholders	2,249,516	(1)	$29.70	7,233,989	(2)

Equity compensation plans not approved by stockholders	0		N/A	94,200	(3)

Total	2,249,516		$29.70	7,328,189

(1)	Excludes an additional 53,000 shares subject to options granted under the Company’s 1994 Stock Option Plan on February 4, 2009, and February 23, 2009.
(2)	Reflects 53,000 shares subject to options granted under the Company’s 1994 Stock Option Plan on February 4, 2009, and February 23, 2009.
(3)

Excludes an additional 10,700 shares issued on January 2, 2009, under the Company’s 1994 Employee Stock Bonus Plan. As of December 31, 2008, the Company had reserved 200,000 shares of common stock for issuance as bonuses under the 1994 Employee Stock Bonus Plan, of which 105,800 shares had been issued.

In accordance with section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company’s Chief Executive Officer submitted to the NYSE an unqualified certification. In addition, the Company filed as Exhibit 31 to its Annual Report on Form 10-K for the year ended December 31, 2007, the Sarbanes-Oxley Act of 2002 Section 302 certification regarding the quality of the Company’s public disclosure.

Company Stock Price Performance

The graph below compares the cumulative total stockholder return on the Company’s common stock from December 31, 2003, through December 31, 2008, with the cumulative total return on the S & P 500 Index and the Dow Jones Building Materials Index over the same period (assuming the investment of $100 in the Company’s common stock and in each of the indices on December 31, 2003, and reinvestment of all dividends).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Simpson Manufacturing Co., Inc., The S&P 500 Index

And The Dow Jones US Building Materials & Fixtures Index

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ended December 31.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years ended December  31, 2008, 2007, 2006, 2005 and 2004 (presented in thousands, except per share amounts), derived from the audited Consolidated Financial Statements of the Company, the most recent three years of which appear elsewhere herein. The Company adopted Financial   Accounting Standards   Board (“FASB”)   Interpretation No.  48, “Accounting for   Uncertainty in   Income Taxes, an interpretation of FASB Statement No.  109”   (“FIN   48”), on January  1, 2007. The presentation of the information in the tables below complies with the accounting pronouncements, but is not necessarily comparable with prior years. These results include acquired company results of operations beginning on the dates of acquisition. For a summary of recent acquisitions, see “Note  2  – Acquisitions” to the consolidated financial statements included herein. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Years Ended December 31,
	2008	2007	2006	2005	2004

Statement of Operations Data:
Net sales	$756,499	$816,988	$863,180	$846,256	$698,053
Cost of sales	474,190	511,499	517,885	515,420	404,388
Gross profit	282,309	305,489	345,295	330,836	293,665

Research and development and other engineering expense	21,327	20,115	19,254	14,573	13,029
Selling expense	80,703	75,954	72,199	64,317	58,869
General and administrative expense	89,897	88,618	91,975	100,261	90,959
Impairment of goodwill	2,964	10,666	—	—	—
Loss (gain) on sale of assets	(124)	(713)	457	(2,044)	(409)
Income from operations	87,542	110,849	161,410	153,729	131,217

Income (loss) in equity method investment, before tax	(486)	(33)	(97)	284	—
Interest income, net	2,596	5,759	3,719	1,551	385
Income before income taxes	89,652	116,575	165,032	155,564	131,602

Provision for income taxes	35,718	47,833	62,370	57,170	50,094
Minority interest	—	—	166	—	—
Net income	$53,934	$68,742	$102,496	$98,394	$81,508

Basic net income per share of common stock	$1.11	$1.42	$2.12	$2.05	$1.70

Diluted net income per share of common stock	$1.10	$1.40	$2.10	$2.02	$1.67

Cash dividends declared per share of common stock	$0.40	$0.40	$0.32	$0.23	$0.20

	December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Working capital	$455,703	$438,538	$399,082	$342,496	$268,711
Property, plant and equipment, net	193,318	198,117	197,180	166,480	137,609
Total assets	830,200	817,679	735,334	659,715	545,137
Line of credit and long-term debt, including current portion	26	1,029	665	5,114	2,976
Total liabilities	81,174	94,279	82,459	96,249	82,212
Minority interest in consolidated VIEs	—	—	—	5,337	—
Total stockholders’ equity	749,026	723,400	652,875	558,129	462,925

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the years ended December  31, 2008, 2007 and 2006, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere herein.

Overview

The Company’s net sales decreased to $756.5 million in 2008 from $863.2 million in 2006, reflecting slower homebuilding activity. Net sales decreased in 2008 from 2006 in all regions of the United States with the exception of the northeast, with above average rates of decline in California and the western and southeastern portions of the country, and net sales to home centers decreased over the same period. Expansion into international markets helped to offset in part the sales decline in the United States over the last three years. Sales outside of the United States have increased significantly, due in part to the acquisitions of:

•                  Certain assets of Liebig International Ltd., an Irish company, Heinrich Liebig Stahldübelwerke GmbH, Liebig GmbH  & Co. KG and Liebig International Verwaltungsgesellschaft GmbH, all German companies, Liebig Bolts Limited, an English company, and Liebig International Inc., a Virginia corporation (collectively “Liebig”) in April  2008, and

•                  Ahorn-Geräte  & Werkzeuge Vertriebs GmbH, a German company, and its subsidiaries Ahorn Upevnovaci Technika s.r.o., a Czech company, and Ahorn Pacific Fasteners (Kunshan) Co., Ltd., a Chinese company (collectively “Ahorn”) in July  2008.

Gross profit margin decreased to 37.3% in 2008 from 40.0% in 2006 primarily due to increased costs of steel and other materials, a higher proportion of fixed overhead costs and higher distribution costs, partly offset by reduced labor costs.

In recent years, home centers have been one of the Company’s fastest growing distribution channels. A large part of that growth was sales to The Home Depot, which exceeded 10% of the Company’s consolidated net sales in the years ended December  31, 2007, and 2006, but not in the year ended December  31, 2008. (see “Item 1A – Risk Factors” and Note 14 to the Company’s Consolidated Financial Statements). Consolidation of retailers and distributors has occurred over time. While the consolidation of these large retailers and distributors provides the Company with opportunities for growth, the increasing size and importance of individual customers exposes Simpson Strong-Tie to potential over-dependence. The loss of any of the larger home centers and distributors as customers would have a material adverse effect on SST, unless and until either such customers are replaced or SST makes the necessary adjustments (if possible) to compensate for the loss of business.

Results of Operations

The following table sets forth, for the years indicated, the percentage of net sales of certain items in the Company’s Consolidated Statements of Operations.

	Years Ended December 31,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.7%	62.6%	60.0%
Gross profit	37.3%	37.4%	40.0%
Research and development and other engineering	2.8%	2.5%	2.2%
Selling expense	10.7%	9.3%	8.4%
General and administrative expense	11.9%	10.8%	10.7%
Impairment of goodwill	0.4%	1.3%	—
Loss (gain) on sale of assets	—	(0.1)%	—
Income from operations	11.5%	13.6%	18.7%
Income (loss) in equity method Investment	(0.1)%	—	—
Interest income, net	0.4%	0.7%	0.4%
Income before income taxes	11.8%	14.3%	19.1%
Provision for income taxes	4.7%	5.9%	7.2%
Net income	7.1%	8.4%	11.9%

In December  2008, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2009. This replaced the $50.0 million repurchase authorization from December  2007. The Company made no repurchases during 2008. In February  2007, the Company repurchased 122,500 shares of its common stock for $4.2 million, which the Company retired in March  2007. During 2006, the Company purchased 500,000 shares of its common stock for $17.2 million, which the Company retired in June  2006.

Comparison of the Years Ended December  31, 2008 and 2007

Net Sales

In 2008, net sales decreased 7.4% to $756.5 million compared to net sales of $817.0 million for 2007. In 2008, sales declined throughout the United States, with the exception of the northeastern region of the country. California and the western states had the largest decrease in sales. Sales during the year in continental Europe, Canada and Asia increased, while sales were down in the United Kingdom. Simpson Strong-Tie’s sales to contractor distributors had the largest percentage rate decrease and sales to dealer distributors and home centers also decreased. Reflecting the deterioration of construction markets and economic conditions generally, sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of the Swan Secure product line, acquired in July  2007, accounted for slightly more than 4% of Simpson Strong-Tie’s 2008 sales. Anchor Systems sales, while down slightly, benefited from the acquisition of the Liebig companies as well as Simpson Strong-Tie’s increasing presence in Asia and the Middle East. Sales of Simpson Dura-Vent’s pellet vent, chimney, special gas vent and relining products increased, a significant portion of the increase having resulted from the ProTech acquisition. Sales of SDV’s Direct-Vent and gas vent product lines decreased as a result of several factors, including the continuing weakness in new home construction.

Gross Profit

Gross profit decreased 7.6% from $305.5 million in 2007 to $282.3 million in 2008. As a percentage of net sales, gross profit decreased slightly to 37.3% in 2008 from 37.4% in 2007. The decrease in gross margins was primarily due to higher distribution costs, partly offset by lower manufacturing costs. The Company continues to face uncertainty in the cost and availability of steel. Several factors are contributing to this uncertainty. Steel prices have declined from their peak in July  2008, but management believes that they may have reached bottom and does not expect them to decrease further for the balance of the first quarter of 2009. The steel market continues to be dynamic, however, with a high degree of uncertainty about future pricing trends. Demand for steel has recently declined due to the weakening of the global economy and tightening of financial credit markets. If steel prices increase and the Company is not able to maintain its prices or increase them sufficiently, the Company’s margins could deteriorate further.

Selling Expense

Selling expenses increased 6.3% from $76.0 million in 2007 to $80.7 million in 2008. The increase was driven primarily by an increase in expenses associated with sales and marketing personnel of $7.4 million, including those at businesses acquired since July  2007. This increase was partly offset by decreases in promotional expenses of $1.6 million and donations of $0.5 million, primarily related to the gift made to Habitat for Humanity International,  Inc. in 2007.

General and Administrative Expense

General and administrative expenses increased 1.4% from $88.6 million in 2007 to $89.9 million in 2008. The major components of the increase were increases in administrative personnel expenses of $8.5 million, including those at businesses acquired since July  2007, increased legal and professional service expenses of $2.8 million, higher amortization expense of $1.9 million and higher bad debt expense of $1.7 million. These increases were mostly offset by a decrease in cash profit sharing of $14.2 million, resulting primarily from decreased operating profit. The Company believes that the pre-tax stock option expense for 2009 will be $1.7 million related to stock options granted during 2006, 2007, 2008 and through February  2009.

Impairment of Goodwill

Impairment of goodwill decreased 72.2% from $10.7 million in 2007 to $3.0 million in 2008. The impairment charge taken in 2008, which was a result of the Company’s annual impairment test in the fourth quarter of 2008, was associated with assets that were acquired in England in 1999 and is associated with the Company’s U.K. reporting unit. The reporting unit’s carrying value exceeded the fair value, primarily due to reduced future expected net cash flows. In 2007, the Company recorded a goodwill impairment charge of $10.7 million, primarily as a result of decreased expected future cash flows from its Canadian unit that resulted from the move of production from Canada to China. The method to determine the fair value of the U.K. reporting unit was a discounted cash flow model. The method to determine the fair value of the Canadian reporting unit was a discounted cash flow model supported by market approaches, which were based on earnings multiples realized by similar public companies and on representative merger and acquisition transactions of a similar nature and industry. These reporting units are associated with the connector products segment. See “Critical Accounting Policies and Estimates – Goodwill Impairment Testing.”

Interest Income and Expense

Interest income is generated on the Company’s cash and cash equivalents balances. Interest income decreased primarily as a result of lower interest rates. Interest expense includes interest, account maintenance fees and bank charges.

Provision for Income Taxes

The effective tax rate was 39.8% in 2008, down from   41.0  % in 2007. The decrease  in the effective tax rate was caused primarily by the decrease of the impairment of goodwill charge taken in the fourth quarter of 2007, the majority of which was not deductible for tax purposes.

Connector Products – Simpson Strong-Tie (SST)

Simpson Strong-Tie’s income from operations decreased 19.9% from $114.4 million in 2007 to $91.6 million in 2008.

Net Sales

In 2008, Simpson Strong-Tie’s net sales decreased 9.2% from $745.7 million in 2007 to $676.7 million in 2008. SST accounted for 89.5% of the Company’s total net sales in 2008, a decrease from 91.3% in 2007. The decrease in net sales at SST resulted from a decrease in sales volume, partly offset by an increase in average prices of 8.3%. In 2008, sales declined throughout the United States, with the exception of the northeastern region of the country, which increased slightly. California and the western states had the largest decrease in sales. Sales during the year in continental Europe, Canada and Asia increased, while sales were down in the United Kingdom. Simpson Strong-Tie’s sales to contractor distributors had the largest percentage rate decrease and sales to dealer distributors and home centers also decreased. Reflecting the deterioration of construction markets and economic conditions generally, sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of the Swan Secure product line, acquired in July  2007, accounted for slightly more than 4% of Simpson Strong-Tie’s 2008 sales. Anchor Systems sales, while down slightly, benefited from the acquisition of the Liebig companies as well as Simpson Strong-Tie’s increasing presence in Asia and the Middle East.

Gross Profit

Simpson Strong-Tie’s gross profit decreased 8.1% from $296.2 million in 2007 to $272.2 million in 2008. As a percentage of net sales, gross profit increased from 39.7% in 2007 to 40.2% in 2008. This slight increase was primarily due to lower manufacturing costs, including material and labor costs, offset by higher fixed overhead costs as a percentage of sales, as a result of the lower sales volume, and higher distribution costs.

Research and Development and Other Engineering Expense

Simpson Strong-Tie’s research and development and other engineering expenses increased 6.2% from $19.0 million in 2007 to $20.1 million in 2008. The increase resulted primarily from a $1.5 million increase in expenses related to additional personnel from the acquisitions during 2008, partly offset by an overall reduction in other departmental overhead expenses.

Selling Expense

Simpson Strong-Tie’s selling expense increased 6.7% from $68.8 million in 2007 to $73.4 million in 2008. The increase resulted primarily from a $7.3 million increase in expenses associated with sales and marketing personnel, including those at businesses acquired since July  2007, partly offset by decreases in promotional expenses of $1.5 million and donations of $0.5 million, primarily related to the gift made to Habitat for Humanity International,  Inc. in 2007.

Impairment of Goodwill

Impairment of goodwill decreased 72.2% from $10.7 million in 2007 to $3.0 million in 2008. The impairment charge taken in 2008, which was a result of the Company’s annual impairment test in the fourth quarter of 2008, was associated with assets that were acquired in England in 1999 and is associated with the Company’s U.K. reporting unit. In 2007, the Company recorded a goodwill impairment charge of $10.7 million, primarily as a result of decreased expected future cash flows from its Canadian unit that resulted from the move of production from Canada to China.

European Operations

For its European operations, Simpson Strong-Tie recorded after-tax loss of $3.7 million in 2008 compared to after-tax net income of $2.4 million in 2007. The loss was primarily related to the goodwill impairment charge associated with the U.K. reporting unit.

Venting Products – Simpson Dura-Vent (SDV)

Simpson Dura-Vent’s loss from operations was flat at $2.6 million in both 2007 and 2008.

Net Sales

In 2008, Simpson Dura-Vent’s net sales increased 11.9% from $71.3 million in 2007 to $79.8 million in 2008. SDV accounted for 10.5% of the Company’s total net sales in 2008, an increase from 8.7% in 2007. The increase in net sales at SDV resulted from an increase in sales volume, as well as price increases that averaged 4.0%. Sales were down in California and the western and southeastern regions of the United States and were up in the midwestern and northeastern regions of the United States in 2008 compared to 2007. Sales of Simpson Dura-Vent’s pellet vent, chimney, special gas vent and relining products increased, a significant portion of the increase having resulted from the ProTech acquisition. Sales of Direct-Vent and gas vent product lines decreased as a result of several factors, including the continuing weakness in new home construction.

Gross Profit

Simpson Dura-Vent’s gross profit increased 10.5% from $9.4 million in 2007 to $10.4 million in 2008. As a percentage of net sales, gross profit decreased slightly to 13.0% in 2008 from 13.1% in 2007. This decrease was primarily due to higher fixed overhead costs as a percentage of net sales and higher distribution costs, offset by lower manufacturing costs, including material and labor costs.

Administrative Expense

Simpson Dura-Vent’s administrative expense increased 16.7% from $4.0 million in 2007 to $4.6 million in 2008 primarily due to increases in administrative personnel expenses of $0.5 million, including those at businesses acquired in 2008.

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

Gross Profit

Gross profit decreased 11.5% from $345.3 million in 2006 to $305.5 million in 2007. As a percentage of net sales, gross profit decreased from 40.0% in 2006 to 37.4% in 2007. This decrease was primarily due to higher manufacturing costs and a higher proportion of fixed overhead costs to total costs, resulting primarily from the lower sales volume. The Company continued to face uncertainty in the cost and availability of steel. Several factors contributed to this uncertainty. Global demand and high raw material and energy prices led the Company to believe that steel prices were likely to increase further. In addition, major domestic integrated steel producers had consolidated over the preceding several years. To mitigate the effect of rising steel prices, the Company had sales price increases in 2007.

Research and Development and Other Engineering Expense

Research and development and other engineering expenses increased 4.5% from $19.3 million in 2006 to $20.1 million in 2007. This increase was primarily due to additional staff, incentive pay, and other personnel costs, totaling $0.5 million.

Selling Expense

Selling expenses increased 5.2% from $72.2 million in 2006 to $76.0 million in 2007. The increase was driven primarily by a $5.1 million increase in expenses associated with sales and marketing personnel, the payment of a one-time $1.0 million commitment as a co-sponsor of a new exhibit at INNOVENTIONS at Epcot® at the Walt Disney World® Resort in Florida and the donation of $0.6 million in cash and products (expensed at cost) primarily to Habitat for Humanity International,  Inc. The INNOVENTIONS exhibit is intended to educate homeowners about severe weather preparedness and mitigation, as well as to showcase various products and techniques they can use to build weather resistant housing. These increases were partly offset by a decrease in promotional expenses of $2.0 million and decreased agent commissions, primarily as a result of lower Simpson Dura-Vent sales, of $1.1 million.

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

Impairment of Goodwill

In 2007, the Company recorded a goodwill impairment charge of $10.7 million, primarily as a result of decreased future cash flows of its Canada unit that will result from the move of its production from Canada to its facility in China. The decision to move the production was made in October  2007. The method to determine the fair value of the Canadian reporting unit was a discounted cash flow model supported by market approaches, which were based on earnings multiples realized by similar public companies and on representative merger and acquisition transactions of a similar nature and industry. This reporting unit is associated with the connector products segment. See “Critical Accounting Policies and Estimates – Goodwill Impairment Testing.”

Interest Income and Expense

Interest income is generated on the Company’s cash and cash equivalents balances. Interest income increased primarily as a result of higher interest rates. Interest expense includes interest, account maintenance fees and bank charges.

Provision for Income Taxes

The Company’s effective tax rate was 41.0% in 2007, up from 37.8% in 2006. The effective tax rate increased primarily because the majority of the $10.7 million goodwill impairment charge was not deductible for tax purposes.

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

Gross Profit

Simpson Strong-Tie’s gross profit decreased 8.8% from $324.9 million in 2006 to $296.2 million in 2007. As a percentage of net sales, gross profit decreased to 39.7% in 2007 from 42.1% in 2006. This decrease was primarily due to higher manufacturing costs, including material costs, and to higher fixed overhead costs as a percentage of  net sales as a result of the lower sales volume.

Selling Expense

Simpson Strong-Tie’s selling expense increased 8.0% to $68.8 million in 2007 from $63.7 million in 2006. The increase resulted primarily from a $3.4 million increase in expenses associated with sales and marketing personnel, the INNOVENTIONS one-time $1.0 million commitment and the donation of $0.6 million in cash and products (expensed at cost) primarily to Habitat for Humanity International,  Inc.

General and Administrative Expense

Simpson Strong-Tie’s general and administrative expense decreased 3.1% from $86.8 million in 2006 to $84.2 million in 2007. The decrease was primarily due to reduced cash profit sharing expenses included in administrative expenses totaling $9.3 million, partly offset by increases in depreciation and amortization costs of $2.2 million, which included incremental expenses associated with the acquisition of Swan Secure in July  2007, bad debt expense of $0.6 million, and professional service expenses of $0.7 million.

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

Gross Profit

Simpson Dura-Vent’s gross profit decreased 54.4% from $20.5 million in 2006 to $9.4 million in 2007. As a percentage of net sales, gross profit decreased to 13.1% in 2007 from 22.3% in 2006. This decrease was primarily due to higher manufacturing costs and higher fixed overhead costs as a percentage of net sales as a result of the lower sales volume.

Selling Expense

Simpson Dura-Vent’s selling expense decreased 15.2% from $8.2 million in 2006 to $6.9 million in 2007 primarily due to decreased agent commissions, on lower Simpson Dura-Vent sales, of $1.0 million.

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

Comparable inventory values are as follows (in thousands):

	December 31,
	2008	2007
Gross Inventories:
Raw materials	$92,638	$82,164
In-process products	26,371	23,674
Finished goods	142,898	122,842

Less:
Slow moving, obsolete and net
realizable value provisions	(10,029)	(10,338)
Net inventory valuation	$251,878	$218,342

Activity in the inventory reserve is summarized as follows (in thousands):

	Years ended December 31,
	2008	2007	2006

Beginning balance	$10,338	$5,480	$5,399
Provisions released following disposal of inventory	(749)	57	—
Additional provisions made	440	4,801	81
Ending balance	$10,029	$10,338	$5,480

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

Allowance for Doubtful Accounts

The Company assesses the collectibility of specific customer accounts that would be considered doubtful based on the customer’s financial condition, payment history, credit rating and other factors that the Company considers relevant, or accounts that the Company assigns for collection. The Company reserves for the portion of those outstanding balances that the Company believes it is not likely to collect, based on historical collection experience. The Company also reserves 100% of the amount that it deems potentially uncollectible due to a customer’s bankruptcy or deteriorating financial condition. If the financial condition of the Company’s customers were to deteriorate, resulting in inability to make payments, additional allowances may be required.

Activity in the allowance for doubtful accounts is summarized as follows (in thousands):

	Years ended December 31,
	2008	2007	2006

Beginning balance	$2,724	$2,286	$2,131
Adjustments, recoveries and write-offs	(787)	(275)	(77)
Increase to bad debt provision	2,431	713	232
Ending balance	$4,368	$2,724	$2,286

Goodwill Impairment Testing

Statement of Financial Accounting Standards (“SFAS”) No.  142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (in the fourth quarter for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or disposition or relocation of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using discounted cash flow methodologies or a combination of market approaches, if information is readily available, and discounted cash flow methodologies. This process requires significant judgments, including estimation of future cash flows, which depends on internal forecasts, estimation of the long-term rate of growth for the Company’s business, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment for each reporting unit. Actual cash flows in the future may differ significantly from those assumed. The Company has allocated goodwill to reporting units based on the reporting unit expected to benefit from the acquisition.

The impairment charge taken in 2008, which was a result of the Company’s annual impairment test in the fourth quarter of 2008, was associated with assets that were acquired in England in 1999 and is associated with the Company’s U.K. reporting unit. The reporting unit’s carrying value exceeded the fair value, primarily due to  reduced future expected net cash flows. The method to determine the fair value of the U.K. reporting unit was a discounted cash flow model. In 2007, the Company recorded a goodwill impairment charge of $10.7 million related to its Canadian reporting unit, resulting primarily from decreased expected future cash flows due to the move of production from Canada to China. The method to determine the fair value of the Canadian reporting unit was a discounted cash flow model supported by market approaches, which were based on earnings multiples realized by similar public companies and on representative merger and acquisition transactions of a similar nature and industry. At December  31, 2008, the remaining balances of goodwill of the U.K. and Canadian reporting units were $1.2 million and $3.1 million, respectively. These reporting units are associated with the connector products segment.

Effect of New Accounting Standards

On January  1, 2008, the Company adopted SFAS No.  157, “Fair Value Measurements,” except as amended by FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-1, FSP FAS 157-2 and FSP FAS 157-3,

SFAS No.  159, “The Fair Value Option for Financials Assets and Financial Liabilities,” and SFAS No.  162, “The Hierarchy of Generally Accepted Accounting Principles.” See Note 1 to the Company’s Consolidated Financial Statements. As of December  31, 2008, the Company had not yet adopted the provisions of SFAS No.  141(R), “Business Combinations,” SFAS No.  160, “Noncontrolling Interests in Consolidated Financial Statements–an amendment of Accounting Research Bulletin No.  51,” SFAS No.  161, “Disclosures about Derivative Instruments and Hedging Activities–an amendment of FASB Statement No.  133,” or FSP  FAS 142-3, “Determination of the Useful Life of Intangible Assets.”

Liquidity and Sources of Capital

The Company’s liquidity needs arise principally from working capital requirements, capital expenditures and business acquisitions. During the three years ended December  31, 2008, the Company relied on internally generated funds to finance these needs. The Company’s working capital requirements are seasonal with the highest need typically occurring in the second and third quarters of the year. Cash and cash equivalents were $170.8 million and $186.1 million at December  31, 2008 and 2007, respectively. Working capital was $455.7 million and $438.5 million at December  31, 2008 and 2007, respectively. As of December  31, 2008, the Company had $26 thousand in revolving line of credit borrowings and had available to it unused credit facilities of $205.8 million.

The Company’s operating activities provided $56.1 million, $126.8 million and $99.1 million in net cash in 2008, 2007 and 2006, respectively. In 2008, cash was provided by net income of $53.9 million and noncash expenses, including impairments of goodwill and a long-lived asset, depreciation and amortization, and noncash compensation related to stock plans, totaling $37.0 million and a decrease in trade accounts receivable of $9.9 million. These increases were offset by increases in net inventories and other noncurrent assets of $32.4 million and $1.2 million, respectively, and decreases in trade accounts payable, other accrued liabilities and accrued cash profit sharing of $7.5 million, $5.4 million and $1.8 million, respectively. The increase in inventories was primarily related to increases in prices of raw materials, primarily steel. The balance of the cash provided in 2008 resulted from changes in other asset and liability accounts, none of which was material.

The Company’s investing activities used $51.0 million, $75.2 million and $60.5 million in net cash in 2008, 2007 and 2006, respectively. Cash paid for asset acquisitions, primarily for the acquisitions of Liebig, ProTech, Ventinox and Ahorn, was $36.3 million, down from $42.5 million for acquisitions in 2007 when the Company acquired Swan Secure. Cash paid for capital expenditures was $16.0 million in 2008, down from $36.1 million in 2007. The cash paid was partly offset by sales of assets, primarily the sale of the vacant factory in McKinney, Texas, in April  2008 for total proceeds of $1.8 million. The Company used $9.3 million of these expenditures in 2008 to purchase or improve its real estate, primarily to construct its new manufacturing facility in China. The Company also used $6.7 million in 2008 to purchase machinery and equipment for its facilities throughout the United States and Europe. The Company’s planned capital expenditures for 2009 total approximately $13.5 million.

In April  2008, the Company’s newly formed subsidiary, Simpson Strong-Tie Ireland Limited, purchased certain assets of Liebig International Ltd., an Irish company, Heinrich Liebig Stahldübelwerke GmbH, Liebig GmbH  & Co. KG and Liebig International Verwaltungsgesellschaft GmbH, all German companies, Liebig Bolts Limited, an English company, and Liebig International Inc., a Virginia corporation (collectively “Liebig”). Liebig manufactures mechanical anchor products in Ireland and distributes them primarily throughout Europe through warehouses located in Germany and in the United Kingdom. The purchase price was $19.2 million in cash, including due diligence and transaction costs.

In June  2008, Simpson Dura-Vent purchased the equity of ProTech Systems,  Inc. (“ProTech”). ProTech manufactures venting products in New York and distributes them throughout North America. The purchase price was $8.3 million in cash, including due diligence and transaction costs and $1.4 million to be paid in the future, plus an additional earn-out of up to $2.25 million if certain future performance targets are met. In July  2008, Simpson Dura-Vent also purchased certain assets to produce the Ventinox stainless steel chimney liner product line from American BOA Inc. ProTech had been the distributor of Ventinox products. The purchase price was $1.6 million in cash, including due diligence and transaction costs.

In July  2008, Simpson Strong-Tie purchased the equity of Ahorn-Geräte  & Werkzeuge Vertriebs GmbH (“Ahorn”), a German company, and its subsidiaries in the Czech Republic and China. The acquisition will broaden Simpson Strong-Tie’s collated fastener product line and add production capacity in both Europe and China. The purchase price was $9.2 million in cash, including due diligence and transaction costs.

In January  2009, the Company acquired the assets of RO Design Corp, a Florida corporation doing business as DeckTools, which licenses deck design and estimation software. The software provides professional deck builders, home centers and lumber yards a simple, graphics-driven, solution for designing decks and estimating material and labor costs for the project. The purchase price was $4.0 million in cash, including $2.5 million to be paid in the future.

The Company’s vacant facility in San Leandro, California, has been classified as an asset held for sale. In September  2007, an environmental analysis of this property indicated that it had contamination related to spilled fuel that would require an estimated $0.3 million to remediate. In June  2008, the Company performed additional analysis and determined that an additional $0.4 million would be needed to remediate the site. The clean-up is expected to be completed in early 2009. The Company is currently marketing the San Leandro property and hopes to sell it after the remediation is completed.

The Company plans to sell its facility in Vicksburg, Mississippi, and will cease use of it around that time. If it is expected to be sold below its carrying value, the Company will record an impairment charge equal to the amount by which its carrying value exceeds its net realized value. As of December  31, 2008, the property did not qualify for held-for-sale accounting treatment and the Company expects to record a charge in the range of $2 million to $3 million, based on current market conditions, when the held-for-sale accounting treatment is met.

The Company’s financing activities used $13.0 million, $17.4 million, and $21.5 million in net cash in 2008, 2007 and 2006, respectively. Uses of cash for financing activities were primarily from payments of cash dividends of $19.4 million and payments on the Company’s line-of-credit borrowings, primarily related to its European operations, of $4.7 million. Cash provided by financing activities was primarily from the issuance of the Company’s common stock through the exercise of stock options totaling $6.9 million and line-of-credit borrowings of $3.7 million. In February  2009, the Company’s Board of Directors declared a dividend of $0.10 per share, a total of $4.9 million, to be paid on April  24, 2009, to stockholders of record on April  3, 2009.

In October  2007, the Company entered into an unsecured credit agreement with a syndicate of banks providing for a 5-year revolving credit facility of $200 million.  The Company has the ability to increase the amount available under the credit agreement by an additional $200 million, to a maximum of $400 million, by obtaining additional commitments from existing lenders or new lenders and satisfying certain other conditions. Under existing conditions in credit markets, the Company does not believe that additional commitments will be available on terms the Company considers reasonable. The Company is required to pay an annual facility fee of 0.08% to 0.10% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. Amounts borrowed under the credit agreement will bear interest at an annual rate equal to either, at the Company’s option, (a)  the British Bankers Association London Interbank Offered Rate for the appropriate currency appearing on Reuters Screen LIBOR01-02 Page  (the “LIBO Rate”) plus a spread of from 0.27% to 0.40%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b)  the Base Rate, plus a spread of 0.50%.  The Company will pay participation fees for outstanding standby letters of credit at an annual rate equal to the LIBO Rate plus the applicable spreads described in the preceding sentence, and will pay market-based fees for commercial letters of credit. Loans outstanding under the credit agreement may be prepaid at any time without penalty except for LIBO Rate breakage costs and expenses.

The proceeds of loans advanced under the credit agreement and letters of credit issued thereunder may be used for working capital and other general corporate needs of the Company, to pay dividends to the Company’s stockholders or to repurchase outstanding securities of the Company as permitted by the credit agreement, and to finance acquisitions by the Company permitted by the credit agreement. No loans or letters of credit are currently outstanding under the credit agreement. The Company and its subsidiaries are required to comply with various affirmative and negative covenants. The covenants include provisions that would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations. The Company is in compliance with its financial covenants under the loan agreement.

The Company’s contractual obligations, as of December 31, 2008, for future payments are as follows, in thousands:

	Payments Due by Period
	Total	Less			More
	all	than 1	1 – 3	3 – 5	than 5
Contractual Obligation	periods	year	years	years	years

Line of credit obligations	$26	$26	$—	$—	$—
Debt interest obligations	613	160	320	133	—
Operating lease obligations	18,274	7,069	8,024	3,181	—
Purchase obligations	12,320	10,874	1,446	—	—
Total	$31,233	$18,129	$9,790	$3,314	$—

Purchase obligations consist of commitments primarily related to the construction or expansion of facilities and equipment, consulting agreements, and minimum purchase quantities of certain raw materials. The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. Debt interest obligations include interest payments on fixed term debt, line of credit borrowings and annual maintenance fees on the Company’s primary line-of-credit facility. Interest on line-of-credit facilities was estimated based on historical borrowings and repayment patterns. The Company’s primary line-of-credit facility includes annual maintenance fees from 0.08% to 0.10%, depending on the Company’s leverage ratio, on the unused portion of the facilities.

The Company adopted FIN 48 on January 1, 2007. At December 31, 2008, the Company’s expected payment for contractual obligations includes $8.2 million of gross liability for uncertain tax positions associated with the adoption of FIN 48, although the Company cannot estimate the timing of cash settlement of this liability. This amount does not include any amount receivable that may arise from the settlement of the Company’s uncertain tax positions. See Notes 1 and 10 to the Company’s Consolidated Financial Statements.

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

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to the Company’s operations taken as a whole. The translation adjustment resulted in a decrease in accumulated other comprehensive income of $19.5 million for the year ended December 31, 2008, primarily due to the effect of the strengthening of the United States dollar in relation to the European and Canadian currencies.

Item 8. Consolidated Financial Statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Simpson Manufacturing Co., Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Simpson Manufacturing Co., Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A of the 2008 Annual Report.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes upon adoption of the accounting guidance of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes in 2007.

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

As described in Item 9A of the 2008 Annual Report, management has excluded Liebig, ProTech and Ahorn from its assessment of internal control over financial reporting as of December 31, 2008, because they were purchased by the Company through business combinations during 2008. We have also excluded Liebig, ProTech and Ahorn from our audit of internal control over financial reporting. Liebig and Ahorn are divisions of Simpson Strong-Tie Company Inc. and ProTech is a division of Simpson Dura-Vent Company, Inc. The combined total assets and total revenues of the purchased businesses represent approximately 7% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 27, 2009

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$170,750	$186,142
Trade accounts receivable, net	76,005	88,340
Inventories	251,878	218,342
Deferred income taxes	11,995	11,623
Assets held for sale	8,387	9,677
Other current assets	8,582	8,753
Total current assets	527,597	522,877

Property, plant and equipment, net	193,318	198,117
Goodwill	68,619	57,418
Equity method investment	214	—
Intangible assets	23,453	23,239
Deferred income taxes	8,755	9,619
Other noncurrent assets	8,244	6,409
Total assets	$830,200	$817,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$26	$1,029
Trade accounts payable	21,675	27,226
Accrued liabilities	34,102	39,188
Accrued profit sharing trust contributions	9,541	8,651
Accrued cash profit sharing and commissions	2,264	4,129
Accrued workers’ compensation	4,286	4,116
Total current liabilities	71,894	84,339

Other long-term liabilities	9,280	9,940
Total liabilities	81,174	94,279

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, par value $0.01; authorized shares, 5,000; issued and outstanding shares, none	—	—
Common stock, par value $0.01; authorized shares, 160,000; issued and outstanding shares, 48,971 and 48,552 at December 31, 2008 and 2007, respectively	490	485
Additional paid-in capital	136,867	126,119
Retained earnings	605,950	571,499
Accumulated other comprehensive income	5,719	25,297
Total stockholders’ equity	749,026	723,400
Total liabilities and stockholders’ equity	$830,200	$817,679

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006

Net sales	$756,499	$816,988	$863,180
Cost of sales	474,190	511,499	517,885
Gross profit	282,309	305,489	345,295

Operating expenses
Research and development and other engineering	21,327	20,115	19,254
Selling	80,703	75,954	72,199
General and administrative	89,897	88,618	91,975
Impairment of goodwill	2,964	10,666	—
Loss (gain) on sale of assets	(124)	(713)	457
	194,767	194,640	183,885

Income from operations	87,542	110,849	161,410

Loss in equity method investment, before tax	(486)	(33)	(97)
Interest income	2,977	5,988	3,927
Interest expense	(381)	(229)	(208)
Income before income taxes	89,652	116,575	165,032

Provision for income taxes	35,718	47,833	62,370
Minority interest	—	—	166

Net income	$53,934	$68,742	$102,496

Net income per common share
Basic	$1.11	$1.42	$2.12
Diluted	$1.10	$1.40	$2.10

Weighted average number of shares outstanding
Basic	48,636	48,472	48,300
Diluted	48,970	48,928	48,891

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
for the years ended December 31, 2006, 2007 and 2008

(In thousands, except per share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2006	48,322	$483	$94,398	$456,474	$6,774	$—	$558,129
Comprehensive income:
Net income	—	—	—	102,496	—	—	102,496
Other comprehensive income:
Translation adjustment	—	—	—	—	4,720	—	4,720
Comprehensive income							107,216
Options exercised	584	6	8,941	—	—	—	8,947
Stock compensation expense	—	—	7,618	—	—	—	7,618
Tax benefit of options exercised	—	—	3,349	—	—		3,349
Cash dividends declared on common stock ($0.32 per share)	—	—	—	(15,447)	—	—	(15,447)
Repurchase of common stock	(500)	—	—	—	—	(17,166)	(17,166)
Retirement of treasury stock	—	(5)	—	(17,161)	—	17,166	—
Common stock issued at $36.35 per share	6	—	229	—	—	—	229
Balance, December 31, 2006	48,412	484	114,535	526,362	11,494	—	652,875
Cumulative effect due to adoption of FIN 48	—	—	—	(16)	—	—	(16)
Balance, January 1, 2007	48,412	484	114,535	526,346	11,494	—	652,859
Comprehensive income:
Net income	—	—	—	68,742	—	—	68,742
Other comprehensive income:
Translation adjustment	—	—	—	—	13,803	—	13,803
Comprehensive income							82,545
Options exercised	252	2	4,830	—	—	—	4,832
Stock compensation expense	—	—	5,893	—	—	—	5,893
Tax benefit of options exercised	—	—	554	—	—	—	554
Cash dividends declared on common stock ($0.40 per share)	—	—	—	(19,399)	—	—	(19,399)
Repurchase of common stock	(122)	—	—	—	—	(4,191)	(4,191)
Retirement of treasury stock	—	(1)	—	(4,190)	—	4,191	—
Common stock issued at $31.65 per share	10	—	307	—	—	—	307
Balance, December 31, 2007	48,552	485	126,119	571,499	25,297	—	723,400
Comprehensive income:
Net income	—	—	—	53,934	—	—	53,934
Other comprehensive income:
Translation adjustment	—	—	—	—	(19,578)	—	(19,578)
Comprehensive income							34,356
Options exercised	410	5	6,876	—	—	—	6,881
Stock compensation expense	—	—	3,249	—	—	—	3,249
Tax benefit of options exercised	—	—	376	—	—	—	376
Cash dividends declared on common stock ($0.40 per share)	—	—	—	(19,483)	—	—	(19,483)
Common stock issued at $26.59 per share	9	—	247	—	—	—	247
Balance, December 31, 2008	48,971	$490	$136,867	$605,950	$5,719	$—	$749,026

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities
Net income	$53,934	$68,742	$102,496
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of assets	(124)	(713)	457
Depreciation and amortization	30,209	27,984	24,536
Impairment of long-lived assets	—	465	—
Impairment of goodwill	2,964	10,666	—
Deferred income taxes	(1,079)	(3,745)	(2,141)
Noncash compensation related to stock plans	3,823	6,333	7,765
Loss in equity method investment	486	33	97
Excess tax benefit of options exercised	(515)	(746)	(3,056)
Provision for obsolete inventory	440	4,801	81
Provision for doubtful accounts	2,431	713	232
Minority interest	—	—	166
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	9,862	12,999	7,109
Inventories	(32,408)	5,803	(34,139)
Other current assets	174	(1,540)	(654)
Other noncurrent assets	(1,213)	340	(35)
Trade accounts payable	(7,456)	3,105	(8,053)
Accrued liabilities	(5,433)	(503)	577
Accrued profit sharing trust contributions	1,070	(77)	868
Accrued cash profit sharing and commissions	(1,773)	(3,748)	(2,417)
Other long-term liabilities	(684)	(536)	711
Accrued workers’ compensation	170	404	450
Income taxes payable	1,254	(3,935)	4,017
Net cash provided by operating activities	56,132	126,845	99,067

Cash flows from investing activities
Capital expenditures	(15,984)	(36,091)	(51,537)
Asset acquisitions, net of cash acquired	(36,346)	(42,470)	—
Acquisition of minority interest	—	—	(9,135)
Distributions from equity investment	—	—	114
Loan made to related party	(1,300)	—	—
Contribution to equity investment	(700)	—	—
Proceeds from sale of capital assets	3,305	3,363	86
Net cash used in investing activities	(51,025)	(75,198)	(60,472)

Cash flows from financing activities
Line of credit borrowings	3,655	7,166	727
Repayment of debt and line of credit borrowings	(4,659)	(6,868)	(1,599)
Debt issuance costs	—	(687)	—
Repurchase of common stock	—	(4,191)	(17,166)
Issuance of Company’s common stock	6,881	4,832	8,947
Excess tax benefit of options exercised	515	746	3,056
Dividends paid	(19,440)	(18,415)	(15,444)
Net cash used in financing activities	(13,048)	(17,417)	(21,479)

Effect of exchange rate changes on cash	(7,451)	3,613	(20)

Net increase (decrease) in cash and cash equivalents	(15,392)	37,843	17,096
Cash and cash equivalents at beginning of period	186,142	148,299	131,203
Cash and cash equivalents at end of period	$170,750	$186,142	$148,299

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
Interest	$296	$264	$91
Income taxes	36,956	50,637	59,374
Noncash activity during the year for
Noncash capital expenditures	$296	$1,081	$507
Noncash asset acquisition	1,457	1,308	—
Common stock issued for compensation	247	307	229
Dividends declared but not paid	4,897	4,854	3,870
Consolidation of VIE (Note 15)	—	—	(5,337)

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.             Operations and Summary of Significant Accounting Policies

Nature of Operations

Simpson Manufacturing Co., Inc., through its subsidiaries Simpson Strong-Tie Company Inc. (“Simpson Strong-Tie”) and Simpson Dura-Vent Company, Inc. and its other subsidiaries (collectively, the “Company”), designs, engineers and manufactures wood-to-wood, wood-to-concrete and wood-to-masonry connectors, screw fastening systems and collated screws, stainless steel fasteners, pre-fabricated shearwalls and moment-frames and venting systems for gas and wood burning and alternative fuel appliances. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself markets. Simpson Strong-Tie also offers a line of adhesives, mechanical anchors and powder-actuated tools for concrete, masonry and steel.

The Company operates exclusively in the building products industry. The Company’s products are sold primarily throughout the United States, Canada, Europe and Asia. Revenues have some geographic market concentration on the west coast of the United States. A portion of the Company’s business is therefore dependent on economic activity within this region and market. The Company is dependent on the availability of steel, its primary raw material.

Principles of Consolidation

The consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries. Investments in 50% or less owned entities are accounted for using either cost or the equity method. The Company consolidates all variable interest entities (VIEs) where it is the primary beneficiary. There were no VIEs as of December 31, 2007 or 2008. All significant intercompany transactions have been eliminated.

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

Allowance for Doubtful Accounts

The Company assesses the collectibility of specific customer accounts that would be considered doubtful based upon the customer’s financial condition, payment history, credit rating and other factors that the Company considers relevant, or accounts that the Company assigns for collection. The Company reserves for the portion of those outstanding balances that the Company believes it is not likely to collect based on historical collection experience. The Company also reserves 100% of the amount that it deems potentially uncollectible due to a customer’s deteriorating financial condition or bankruptcy. If the financial condition of the Company’s customers were to deteriorate, resulting in probable inability to make payments, additional allowances may be required.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value (market). Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

•                  Raw materials and purchased finished goods for resale – principally valued at cost determined on a weighted average basis.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2008, the Company’s investments consisted of only United States Treasury securities and money market funds aggregating $61.4 million, which are maintained in cash equivalents and are carried at cost, approximating fair value, based on Level 1 inputs.

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

Depreciation and Amortization

Depreciation of property, plant and equipment is provided for using accelerated methods over the following estimated useful lives:

System software	3 to 5 years
Machinery and equipment	3 to 10 years
Buildings and site improvements	15 to 45 years

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

Shipping and Handling Costs

The Company’s general shipping terms are F.O.B. shipping point. Shipping and handling fees and costs are included in  revenues and product costs, as appropriate, in the year incurred.

Product Research and Development Costs

Product research and development costs, which are included in operating expenses and are charged against income as incurred, were $7.0 million, $6.0 million and $5.7 million in 2008, 2007 and 2006, respectively. The types of costs included as Product Research and Development expenses are typically related to salaries and benefits and supplies. The Company amortizes acquired patents over their remaining lives and performs periodic reviews for impairment. The cost of internally developed patents is expensed as incurred.

Selling Costs

Selling costs include expenses associated with selling, merchandising and marketing the Company’s products. Major components of these expenses are personnel, sales commissions, facility costs such as rent, depreciation and utilities, professional services, information technology related costs, sales promotion, advertising, literature and trade shows.

Advertising Costs

Advertising costs are included in selling expenses, are expensed when the advertising occurs, and were $9.6 million, $9.5 million and $12.1 million in 2008, 2007 and 2006, respectively.

General and Administrative Costs

General and administrative costs include personnel, information technology related costs, facility costs such as rent, depreciation and utilities, professional services, amortization of intangibles and bad debt charges.

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

Sales Taxes

Pursuant to the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” the Company presents taxes collected and remitted to governmental authorities on a net basis in the accompanying consolidated statements of operations.

Foreign Currency Translation

The local currency is the functional currency of the Company’s operations in Europe, Canada and Asia. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the year. The translation adjustment resulting from this process is shown separately as a component of stockholders’ equity. Foreign currency transaction gains or losses are included in general and administrative expenses and have not been significant in any of the years presented.

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

The Rights will expire on July 29, 2009, or they may be redeemed by the Company at one cent per Right prior to that date. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company. One million shares of the Company’s preferred stock have been designated Series A Participating preferred stock and reserved for issuance on exercise of the Rights. No event during 2008 made the Rights exercisable.

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

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Years ended December 31,
	2008			2007			2006
		Weighted			Weighted			Weighted
(in thousands, except	Net	Average	Per	Net	Average	Per	Net	Average	Per
per-share amounts)	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$53,934	48,636	$1.11	$68,742	48,472	$1.42	$102,496	48,300	$2.12

Effect of Dilutive Securities
Stock options	—	334	(0.01)	—	456	(0.02)	—	591	(0.02)

Diluted EPS
Income available to common stockholders	$53,934	48,970	$1.10	$68,742	48,928	$1.40	$102,496	48,891	$2.10

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the years ended December 31, 2008, 2007, and 2006, 1.1 million, 1.0 million and 1.0 million shares, respectively, subject to stock options were anti-dilutive.

The potential tax benefits derived from the amount of the average stock price for the period in excess of the grant date fair value of stock options, known as the windfall tax benefit, is added to the proceeds of stock option exercises under the treasury stock method for computing the amount of dilutive securities used to determine the outstanding shares for the calculation of diluted earnings per share.

Comprehensive Income

Comprehensive income, which is included in the consolidated statements of stockholders’ equity, is defined as net income plus other comprehensive income. Other comprehensive income consists of changes in foreign currency translation adjustments recorded directly into stockholders’ equity. The components of accumulated other comprehensive income as of December 31, 2008, were $5.7 million, net of tax of $0.9 million, and as of December 31, 2007, were $25.3 million, net of tax of $1.6 million, all of which comprised foreign currency translation adjustments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in United States Treasury securities, money market funds and trade accounts receivable. The Company maintains its cash in demand deposit and money market accounts held primarily at six banks.

Accounting for Stock-Based Compensation

The Company maintains two stock option plans under which it may grant incentive stock options and non-qualified stock options, although the Company has granted only non-qualified stock options under these plans. The Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”) is principally for the Company’s employees, and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”) is for its independent directors. The Company generally grants options under each of the 1994 Plan and the 1995 Plan once each year. The exercise price per share of each option granted in February 2008 and February 2007 under the 1994 Plan equaled the closing market price per share of the Company’s common stock as reported by the New York Stock Exchange on the day preceding the day that the Compensation Committee of the Company’s Board of Directors met to approve the grant of the options. In prior years, stock options were granted under the 1994 Plan with the exercise price equal to or in excess of the closing market price per share of the Company’s common stock as reported by the New York Stock Exchange on the last trading day of the preceding year. The exercise price per share under each option granted under the 1995 Plan is at the fair market value on the date specified in the 1995 Plan. Options vest and expire according to terms established at the grant date.

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

The following table represents the Company’s stock option activity for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
(in thousands)	2008	2007	2006
Stock option expense recognized in operating expenses	$3,400	$5,906	$7,353

Tax benefit of stock option expense in provision for income taxes	1,341	2,330	2,779

Stock option expense, net of tax	$2,059	$3,576	$4,574

Fair value of shares vested	$3,249	$5,893	$7,618

Proceeds to the Company from the exercise of stock options	$6,881	$4,832	$8,947

Tax benefit from exercise of stock options, including windfall (shortfall) tax benefits, net	$376	$554	$3,349

	At December 31,
(in thousands)	2008	2007	2006
Stock option cost capitalized in inventory	$101	$252	$265

The amounts included in cost of sales, research and development and engineering, selling, or general and administrative expenses depend on the job functions performed by the employees to whom the stock options were granted. Shares of common stock issued on exercise of stock options under the plans are registered under the Securities Act of 1933.

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

Goodwill and Intangible Assets

The Company reviews for impairment its indefinite lived intangible assets annually, in the fourth quarter of each year, and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS Statement No. 142, “Goodwill and Other Intangible Assets.” These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or disposition or relocation of a significant portion of a reporting unit. SFAS No. 142 requires that management perform a two-step impairment test on goodwill. In the first step, management compares the fair value of each reporting unit to its carrying value. The fair value calculation uses discounted cash flow model and may be supplemented by market approaches if information is readily available. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, a second step of the impairment test must be performed to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment charge equal to the difference between the implied fair value of the goodwill and the carrying cost would be reported.

Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is a judgment involving significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. The Company bases its fair value estimates on assumptions that management believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The $3.0 million impairment charge taken in 2008, which was a result of the Company’s annual impairment test in the fourth quarter of 2008, was associated with assets that were acquired in England in 1999 and is associated with the Company’s U.K. reporting unit. The reporting unit’s carrying value exceeded the fair value, primarily due to  reduced future expected net cash flows. The method to determine the fair value of the U.K. reporting unit was a discounted cash flow model. The $10.7 million impairment charge taken in 2007 was primarily attributed to the decision by the Company, in October 2007, to move production of certain products from the Canadian reporting unit to China in late 2008 and early 2009. The method to determine the fair value of the Canadian reporting unit was a combination of a discounted cash flow model and market approaches. The market approaches were based on multiples realized by similar public companies and on representative merger and acquisition transactions of a similar nature and industry. At December 31, 2008, the remaining balances of goodwill of the U.K. and Canadian reporting units were $1.2 million and $3.1 million, respectively. The Company’s annual goodwill impairment analysis did not result in any additional impairment charges in 2008 or 2007 or any impairment charges in 2006.

The changes in the carrying amount of goodwill as of December 31, 2007 and 2008, were as follows:

(in thousands)	Goodwill
Balance at January 1, 2007	$44,337
Acquisitions	20,143
Impairment of goodwill	(10,666)
Foreign exchange	3,604
Balance at December 31, 2007	57,418
Acquisitions	18,577
Impairment of goodwill	(2,964)
Foreign exchange	(4,412)
Balance at December 31, 2008	$68,619

The carrying amount of the Company’s goodwill as of December 31, 2008 and 2007, was associated with the following operating segments:

	December 31,
(in thousands)	2008	2007

Connector Products	$64,205	$57,418
Venting Products	4,414	—
	$68,619	$57,418

The goodwill associated with the venting products operating segment resulted from the acquisitions of the equity of ProTech Systems, Inc. (“ProTech”) and the Ventinox assets completed in 2008. The balance of the additions to goodwill resulted from the acquisitions related to the connector products operating segment. See Note 2. The goodwill impairment charges taken in 2008 and 2007 were associated with the connector products operating segment.

The total gross carrying amount and accumulated amortization of intangible assets subject to amortization at December 31, 2008, were $35.6 million and $12.2 million, respectively. The aggregate amount of amortization expense of intangible assets for the year ended December 31, 2008 was $5.1 million.

The changes in the carrying amounts of patents, unpatented technologies and non-compete agreements and other intangible assets subject to amortization as of December 31, 2007 and 2008, were as follows:

		Accumulated
(in thousands)	Patents	Amortization	Net Patents
Balance at January 1, 2007	$6,917	$(1,872)	$5,045
Amortization	—	(628)	(628)
Foreign exchange	36	—	36
Balance at December 31, 2007	6,953	(2,500)	4,453
Amortization	—	(630)	(630)
Foreign exchange	(24)	—	(24)
Balance at December 31, 2008	$6,929	$(3,130)	$3,799

			Net
	Unpatented	Accumulated	Unpatented
	Technology	Amortization	Technology
Balance at January 1, 2007	$3,835	$(1,694)	$2,141
Amortization	—	(767)	(767)
Balance at December 31, 2007	3,835	(2,461)	1,374
Amortization	—	(767)	(767)
Balance at December 31, 2008	$3,835	$(3,228)	$607

			Net
	Non-Compete		Non-Compete
	Agreements,		Agreements,
	Trademarks	Accumulated	Trademarks
	and Other	Amortization	and Other

Balance at January 1, 2007	$1,843	$(1,265)	$578
Acquisition	5,330	—	5,330
Amortization	—	(907)	(907)
Write-off fully amortized asset	(65)	65	—
Foreign exchange	58	—	58
Balance at December 31, 2007	7,166	(2,107)	5,059
Acquisition	2,793	—	2,793
Amortization	—	(1,555)	(1,555)
Write-off fully amortized asset	(1,696)	1,696	—
Foreign exchange	(270)	—	(270)
Balance at December 31, 2008	$7,993	$(1,966)	$6,027

			Net
	Customer	Accumulated	Customer
	Relationships	Amortization	Relationships

Balance at January 1, 2007	$1,738	$(766)	$972
Acquisition	12,316	—	12,316
Amortization	—	(976)	(976)
Foreign exchange	41	—	41
Balance at December 31, 2007	14,095	(1,742)	12,353
Acquisition	2,886	—	2,886
Amortization	—	(2,112)	(2,112)
Foreign exchange	(107)	—	(107)
Balance at December 31, 2008	$16,874	$(3,854)	$13,020

At December 31, 2008, estimated future amortization of intangible assets was as follows:

(in thousands)
2009	$4,411
2010	3,411
2011	3,356
2012	2,501
2013	1,599
Thereafter	8,175
$23,453

Adoption of Statements of Financial Accounting Standards

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  FSP 157-3 clarifies how FAS 157 should be applied when valuing securities in markets that are not active by illustrating key considerations in determining fair value.  It also reaffirms the notion of fair value as the exit price as of the measurement date.  FSP 157-3 was effective upon issuance, which included periods for which financial statements have not yet been issued.  This new accounting standard has been adopted for the Company’s consolidated financial statements ended December 31, 2008.  The adoption of FSP157-3 did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to choose to elect, at specified dates, to measure eligible financial instruments at fair value. Entities must report unrealized gains and losses on items for which the fair value option has been elected in earnings. The Company did not make any fair value elections at the date of adoption of the provisions of SFAS No. 159 for financial assets and financial liabilities during the year ended December 31, 2008.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 was effective in the fourth quarter following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to Auditing Standard (AU) Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 did not have a material effect on the Company’s financial statements.

Recently Issued Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after January 1, 2009, regardless of the date of the original business combination. The adoption is not currently expected to have a material effect on the Company’s financial statements for its fiscal year ending December 31, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The adoption is not currently expected to have a material effect on the Company’s financial statements for its fiscal year ending December 31, 2009.

In September 2006, the FASB finalized SFAS No. 157 which became effective January 1, 2008, except as amended by FSP FAS 157-1 and FSP FAS 157-2 (see below). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but does not require any new fair value measurements. The provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of 2008. The adoption of this statement did not have a material effect on the consolidated financial statements for fair value measurements made during the year ended December 31, 2008. While the Company does not currently expect the adoption of the remaining portions of this statement to have a material effect on its consolidated financial statements in subsequent reporting periods, the Company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for financial and nonfinancial assets and nonfinancial liabilities not disclosed at fair value (at least annually) in the financial statements.

In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect the adoption of these statements to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 expands the disclosure requirements included in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company does not currently expect the adoption of SFAS No. 161 to have a material effect on the Company’s financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 removes the requirement of SFAS No. 142 “Goodwill and Other Intangible Assets” for an entity to consider, when determining the useful life of a recognized intangible asset, whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions.  FSP FAS 142-3 requires an entity to consider its own historical experience in developing renewal or extension assumptions.  In the absence of entity specific experience, FSP FAS 142-3 requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant.  FSP FAS 142-3 is effective prospectively for all intangible assets acquired after its effective date, with additional disclosures required for all recognized intangible assets as of the effective date. FSP FAS 142-3 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet determined the effect, if any, of FSP FAS 142-3 on the Company’s financial statements for its fiscal year ending December 31, 2009, and the fiscal quarters of that year.

2.             Acquisitions

In July 2007, the Company’s subsidiary, Simpson Strong-Tie, purchased the stock of Swan Secure Products, Inc. (“Swan Secure”) for $42.1 million in cash, net of cash received. Swan Secure is a manufacturer and distributor of fasteners, largely stainless steel, and its products are marketed throughout the United States. Swan Secure expands the Company’s fastener product offerings in its connector products segment. The Company recorded goodwill of $20.1 million, all of which is expected to be deductible for income tax purposes, and intangible assets subject to amortization of $16.7 million as a result of the acquisition. The weighted-average amortization period for the intangible assets is 11.1 years. Tangible assets, including inventory and trade accounts receivable, accounted for the balance of the purchase price. Swan Secure’s results of operations have been included in the Company’s consolidated results of operations as of the date of the acquisition. Through this acquisition, the Company increased its presence in the stainless-steel fastener market. The Company believes that the additional product line will further its position in the construction products market. These factors contributed to a purchase price in excess of fair market value of Swan Secure’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction.

In April 2008, the Company’s subsidiary, Simpson Strong-Tie Ireland Limited, purchased certain assets of Liebig International Ltd., an Irish company, Heinrich Liebig Stahldübelwerke GmbH, Liebig GmbH & Co. KG and Liebig International Verwaltungsgesellschaft GmbH, all German companies, Liebig Bolts Limited, an English company, and Liebig International Inc., a Virginia corporation (collectively “Liebig”). Liebig manufactures mechanical anchor products in Ireland and distributes them primarily throughout Europe through warehouses located in Germany and the United Kingdom. Liebig expands the Company’s anchor product offerings in its connector product segment. The purchase price was $19.2 million in cash, including due diligence and transaction costs. The Company recorded goodwill of $7.6 million and intangible assets subject to amortization of $2.7 million as a result of the acquisition. Tangible assets, including real estate, machinery and equipment, inventory and trade accounts receivable, accounted for the balance of the purchase price. Through this acquisition, the Company increased its presence in the European and Asian anchor markets with metric size products. The Company believes that the additional product line and geographic sales coverage will further its position in the construction products market. These factors contributed to a purchase price in excess of fair market value of Liebig’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction.

In June 2008, the Company’s subsidiary, Simpson Dura-Vent Company, Inc., purchased the equity of ProTech Systems, Inc., a New York corporation. ProTech manufactures venting products in New York and distributes them throughout North America. ProTech expands the Company’s product offerings in the venting product segment. The purchase price was $8.3 million in cash, including due diligence and transaction costs and $1.4 million to be paid in the future, plus an additional earn-out of up to $2.25 million if certain future performance targets are met. The Company recorded goodwill of $3.7 million and intangible assets subject to amortization of $3.0 million as a result of the acquisition. Net tangible assets, including machinery and equipment, inventory and trade accounts receivable, accounted for the balance of the purchase price, but the purchase price allocation has not been finalized. In July 2008, Simpson Dura-Vent also purchased certain assets to produce the Ventinox stainless steel chimney liner product line from American BOA Inc. ProTech had been the distributor of Ventinox products. The purchase price was $1.6 million in cash, including due diligence and transaction costs. The Company recorded goodwill of $0.7 million. The Ventinox purchase price allocation has not been finalized. Through these acquisitions, the Company increased its presence in the venting market with additional products and geographic distribution. The Company believes that the additional product line and geographic distribution will further its position in the venting products market. These factors contributed to a purchase price in excess of fair market value of ProTech’s and Ventinox’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction.

In July 2008, Simpson Strong-Tie purchased the equity of Ahorn-Geräte & Werkzeuge Vertriebs GmbH, a German company, and its subsidiaries Ahorn Upevnovaci Technika s.r.o., a Czech company, and Ahorn Pacific Fasteners (Kunshan) Co., Ltd., a Chinese company (collectively “Ahorn”). The acquisition will broaden Simpson Strong-Tie’s collated fastener product line and add production capacity in both Europe and China. The purchase price was $9.2 million in cash, including due diligence and transaction costs. The Company recorded goodwill of $6.9 million as a result of the acquisition. Net tangible assets, including machinery and equipment, inventory and trade accounts receivable, accounted for the balance of the purchase price, but the purchase price allocation has not been finalized.

The Company has not finalized the purchase price allocations for the ProTech, Ventinox and Ahorn acquisitions, as the Company is still obtaining information and analyzing the fair value of certain acquired assets and liabilities.

The results of operations of the businesses acquired in 2008 are included in the Company’s consolidated results of operations since the respective dates of the acquisitions. Results of operations for periods prior to the 2008 acquisitions were not material to the Company on either an individual or aggregate basis, and accordingly, pro forma results of operations have not been presented.

3.             Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	December 31,
(in thousands)	2008	2007
Trade accounts receivable	$81,929	$92,879
Allowance for doubtful accounts	(4,368)	(2,724)
Allowance for sales discounts	(1,556)	(1,815)
	$76,005	$88,340

The Company sells products on credit and generally does not require collateral. The Company’s largest customer accounted for 11% of trade accounts receivable as of December 31, 2008. Due to the financial condition of another customer, the Company in 2008 reserved $2 million that it believes it is not likely to collect.

4.             Inventories

The components of inventories consisted of the following:

	December 31,
(in thousands)	2008	2007
Raw materials	$92,638	$82,164
In-process products	26,371	23,674
Finished products	132,869	112,504
	$251,878	$218,342

5.             Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2008	2007
Land	$23,989	$19,820
Buildings and site improvements	135,992	131,166
Leasehold improvements	4,287	4,054
Machinery and equipment	219,641	213,188
	383,909	368,228
Less accumulated depreciation and amortization	(193,639)	(175,893)
	190,270	192,335
Capital projects in progress	3,048	5,782
	$193,318	$198,117

Included in property, plant and equipment at December 31, 2008 and 2007, are fully depreciated assets with an original cost of $96.7 million and $80.5 million, respectively. These fully depreciated assets are still in use in the Company’s operations.

Depreciation expense of the years ended December 31, 2008, 2007 and 2006, was $25.0 million, $24.7 million and $22.3 million, respectively.

In April 2008, the Company completed the sale of its vacant warehouse in McKinney, Texas, previously classified as an asset held for sale, for $1.8 million, and no material gain or loss was recorded.

The Company’s vacant facility in San Leandro, California, remains classified as an asset held for sale as of December 31, 2008, consistent with the classification at December 31, 2007. This facility is associated with the connector segment.

In September 2007, an environmental analysis of the San Leandro property indicated that it had contamination related to spilled fuel that would require an estimated $0.3 million to remediate. In June 2008, the Company performed additional analysis and determined that an additional $0.4 million would be needed to remediate the site. The clean-up is expected to be completed in early 2009. The Company is currently marketing the San Leandro property and intends to sell it after the remediation is completed.

6.             Investments

The Company has a 35% equity interest in Keymark Enterprises, LLC (“Keymark”), for which the Company accounts using the equity method. Keymark develops software that assists in designing and engineering residential structures. The Company’s relationship with Keymark includes the specification of the Company’s products in the Keymark software. The Company has no obligation to make any additional capital contributions to Keymark. Nevertheless, in October 2008 the Company made an additional voluntary capital contribution of $0.7 million to Keymark and at the same time lent $1.3 million to Keymark’s other owner, which concurrently contributed that amount to Keymark’s capital. The loan bears interest at the annual rate of 6%, has a term of two years, is backed by a pledge of an ownership interest in Keymark of 10% (subject to adjustment), and is non-recourse.

7.                                       Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2008	2007

Sales incentive and advertising accruals	$14,916	$17,650
Labor related liabilities	4,667	5,517
Vacation liability	5,418	4,991
Dividend payable	4,897	4,854
Sales tax payable	3,743	5,146
Other	461	1,030
	$34,102	$39,188

8.                                       Debt

The outstanding debt at December 31, 2008 and 2007, and the available credit at December 31, 2008, consisted of the following:

	Available on
	Credit Facility	Debt Outstanding
	at December 31,	at December 31,
(dollar amounts in thousands)	2008	2008	2007

Revolving line of credit, interest at LIBOR plus 0.27% (at December 31, 2008, LIBOR plus 0.27% was 0.64%), matures October 2012, commitment fees payable at the annual rate of 0.08% on the unused portion of the facility	$200,000	$—	$—

Revolving line of credit, interest at the bank’s base rate plus 3% (at December 31, 2008, the bank’s base rate plus 3% was 5.00%), expires October 2009	364	—	—

Revolving lines of credit, interest rates between 3.25% and 4.74%, expirations through August 2009	5,387	26	1,029
	205,751	26	1,029
Less current portion		(26)	(1,029)
		$—	$—
Available credit	$205,751

The revolving lines of credit are guaranteed by the Company and its subsidiaries.

In October 2007, the Company entered into an unsecured credit agreement with a syndicate of banks providing for a 5-year revolving credit facility of $200 million.  The Company has the ability to increase the amount available under the credit agreement by an additional $200 million, to a maximum of $400 million, by obtaining additional commitments from existing lenders or new lenders and satisfying certain other conditions. Under existing conditions in credit markets, the Company does not believe that additional commitments will be available on terms the Company considers reasonable. The Company is required to pay an annual facility fee of 0.08% to 0.10% on the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. Amounts borrowed under the credit agreement will bear interest at an annual rate equal to either, at the Company’s option, (a) the British Bankers Association London Interbank Offered Rate for the appropriate currency appearing on Reuters Screen LIBOR01-02 Page (the “LIBO Rate”) plus a spread of from 0.27% to 0.40%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) the Base Rate, plus a spread of 0.50%.  The Company will pay participation fees for outstanding standby letters of credit at an annual rate equal to the LIBO Rate plus the applicable spreads described in the preceding sentence, and will pay market-based fees for commercial letters of credit. Loans outstanding under the credit agreement may be prepaid at any time without penalty except for LIBO Rate breakage costs and expenses.

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

The Company and its subsidiaries are required to comply with various affirmative and negative covenants. The covenants include provisions that would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations. The Company is in compliance with its financial covenants under the loan agreement.

The Company incurs interest costs, which include interest, maintenance fees and bank charges. The amount of costs incurred, capitalized, and expensed for the years ended December 31, 2008, 2007 and 2006, consisted of the following:

	Years Ended December 31,
(in thousands)	2008	2007	2006

Interest costs incurred	$558	$481	$329
Less: Interest capitalized	(177)	(252)	(121)
Interest expense	$381	$229	$208

9.                                       Commitments and Contingencies

Leases

Certain properties occupied by the Company are leased. The leases expire at various dates through 2014 and generally require the Company to assume the obligations for insurance, property taxes and maintenance of the facilities.

Through the first half of 2006, some of the properties were leased from partnerships formed by current and former Company stockholders, directors, officers and employees. The Company paid no rent to these related party partnerships in 2007 or 2008. Rental expenses under these related party leases for the year ended December 31, 2006, were less than $0.3 million.

During the year ended December 31, 2006, the Company purchased the properties that it previously leased from Doolittle Investors and Vacaville Investors for $5.0 million and $6.5 million, respectively. The transactions were completed in March 2006 and June 2006, respectively.

Rental expense for 2008, 2007 and 2006 with respect to all other leased property was approximately $6.6 million, $5.7 million and $5.5 million, respectively.

At December 31, 2008, minimum rental commitments under all noncancelable leases were as follows:

(in thousands)

2009	$7,069
2010	4,490
2011	3,534
2012	2,676
2013	505
Thereafter	—
$18,274

Some of these minimum rental commitments contain renewal options and provide for periodic rental adjustments based on changes in the consumer price index or current market rental rates.

The nominal term of Simpson Strong-Tie International Inc.’s (“SSTI’s”) lease in the United Kingdom is 25 years (expiring in 2022) but provides an option to terminate without penalty in either the fifteenth year (2012) or twentieth year (2017) on one year’s written notice by SSTI. Future minimum rental payments associated with the first 15 years of this lease are included in minimum rental commitments in the table above.

Employee Relations

Approximately 14% of the Company’s employees are represented by labor unions and are covered by collective bargaining agreements. Two of the Company’s collective bargaining agreements cover the Company’s tool and die craftsmen and maintenance workers in Brea, California, and its sheetmetal workers in Brea and Ontario, California. These two contracts expire February 2011 and June 2011, respectively. Simpson Strong-Tie’s facility in Stockton, California, is also a union facility with two collective bargaining agreements, which cover it’s tool and die craftsmen and maintenance workers, and its sheetmetal workers. These two contracts will expire June 2011 and September 2011, respectively.

Environmental

The Company’s policy with regard to environmental liabilities is to accrue for future environmental assessments and remediation costs when information becomes available that indicates that it is probable that the Company is liable for any related claims and assessments and the amount of the liability is reasonably estimable.

At one of the Company’s operating facilities, evidence of contamination resulting from activities of prior occupants was discovered. The Company took remedial actions at the facility in 1990. In September 2007, the Company accrued $0.3 million related to clean-up and regulatory costs associated with its facility in San Leandro, California. In June 2008, the Company performed additional analysis and determined that an additional $0.4 million would be needed to remediate the site (see Note 5). The Company does not believe that any further action will be required or that this matter will have a material adverse effect on its financial condition, cash flows or results of operations.

Litigation

From time to time, the Company is involved in litigation that it considers to be in the normal course of its business. No such litigation within the last five years resulted in any material loss. The Company is not engaged in any legal proceedings as of the date hereof, which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Litigation is, however, subject to inherent uncertainties and actual results could differ.

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

10.                                 Income Taxes

The provision for income taxes consisted of the following:

	Years Ended December 31,
(in thousands)	2008	2007	2006

Current
Federal	$28,003	$40,429	$52,419
State	5,098	8,313	9,091
Foreign	3,696	2,836	3,001
Deferred
Federal	(1,544)	(1,798)	(2,414)
State	(56)	(119)	152
Foreign	521	(1,828)	121
	$35,718	$47,833	$62,370

Income before income taxes for the years ended December 31, 2008, 2007 and 2006, consisted of the following:

	Years Ended December 31,
(in thousands)	2008	2007	2006

Domestic	$86,635	$125,193	$155,969
Foreign	3,017	(8,618)	9,063
	$89,652	$116,575	$165,032

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes were as follows:

	Years Ended December 31,
(in thousands)	2008	2007	2006

Federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.7%	4.4%	3.9%
Tax benefit of domestic manufacturing deduction	(2.0)%	(2.1)%	(0.9)%
Nondeductible Canadian goodwill writedown	—	2.3%	—
Change in valuation allowance	1.6%	0.4%	0.1%
Other	1.5%	1.0%	(0.3)%
Effective income tax rate	39.8%	41.0%	37.8%

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 2008, 2007 and 2006, were as follows:

	December 31,
(in thousands)	2008	2007	2006

Current deferred tax assets (liabilities)
State tax	$1,958	$2,760	$3,131
Workers’ compensation	1,685	1,624	1,459
Health claims	540	591	623
Vacation accrual	611	655	1,214
Accounts receivable allowance	1,450	806	749
Inventories	5,344	4,712	3,103
Sales incentive and advertising allowances	683	813	893
Accrued rent reserves	—	70	359
Other, net	(276)	(408)	(315)
	$11,995	$11,623	$11,216

Long-term deferred tax assets (liabilities)
Depreciation	$(535)	$(402)	$(1,091)
Goodwill and other intangibles amortization	(1,106)	(795)	(372)
Deferred compensation related to stock options	7,550	7,512	6,139
State tax credit carry forward	126	145	289
FIN 48 unrecognized tax benefits	1,551	1,957	—
Keymark partnership basis difference	351	300	232
Non-United States tax loss carry forward	1,048	1,547	559
Tax effect on cumulative translation adjustment	(850)	(1,502)	(1,487)
Other, net	620	857	32
	$8,755	$9,619	$4,301

The total deferred tax assets for the years ended December 31, 2008, 2007 and 2006, were $24.3 million, $25.3 million and $19.5 million, respectively. The total deferred tax liabilities for the years ended December 31, 2008, 2007, and 2006, were $3.6 million, $4.0 million and $4.0 million, respectively.

At December 31, 2008, the Company had $9.9 million of tax loss carryforwards in various non-United States taxing jurisdictions. Tax loss carryforwards of $155 thousand and $864 thousand will expire in 2013 and 2014, respectively, if not utilized. The remaining tax losses can be carried forward indefinitely.

At December 31, 2008 and 2007, the Company had deferred tax valuation allowances of $2.4 million and $0.9 million, respectively. The change in the valuation allowance for the years ended December 31, 2008, 2007 and 2006, were $1.5 million, $0.5 million and $0.1 million, respectively.

The Company does not provide for federal income taxes on the undistributed earnings of its international subsidiaries because such earnings are reinvested and, in the Company’s opinion, will continue to be reinvested indefinitely. At December 31, 2008, 2007 and 2006, the Company had not provided federal income taxes on undistributed earnings of $16.2 million, $10.2 million and $7.4 million, respectively, from its international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both United States income taxes and withholding taxes in various international jurisdictions. These taxes may be partially offset by United States foreign tax credits. Determination of the related amount of unrecognized deferred United States income taxes is not practicable because of the complexities associated with this hypothetical calculation. United States federal income taxes are provided on the earnings of the Company’s foreign branches, which are included in the United States federal income tax return.

On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”.  FIN 48  prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits in 2008 and 2007 was as follows*:

(in thousands)	2008	2007

Balance at January 1	$7,668	$7,497
Additions based on tax positions related to prior years	573	308
Reductions based on tax positions related to prior years	(875)	(749)
Additions for tax positions of the current year	801	1,432
Settlements	—	(413)
Lapse of statute of limitations	(1,462)	(407)
Balance at December 31	$6,705	$7,668

* Foreign currency translation amounts are included within each line as applicable.

Included in the balance of unrecognized tax benefits at December 31, 2008 and 2007, and January 1, 2007, are tax positions of $1.8 million, $2.0 million and $1.8 million, respectively, which, if recognized, would reduce the effective tax rate. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of the Company’s historical accounting policy. During the years ended December 31, 2008, and 2007, the Company recognized $0.2 million and $0.5 million, respectively, in potential interest payments, before income tax benefits. At December 31, 2008 and 2007, and January 1, 2007, the Company had accrued $1.7 million, $1.5 million and $1.0 million, respectively, for the potential payment of interest, before income tax benefits.

At December 31, 2008, the Company was subject to United States federal income tax examinations for the tax years 2005 through 2008. In addition, the Company was subject to state, local and foreign income tax examinations primarily for the tax years 2003 through 2008.

11.                                 Retirement Plans

The Company has six defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. Two of the plans, covering United States employees, provide for annual contributions in amounts that the Company’s Board of Directors may authorize, subject to certain limitations, but in no event more than the amounts permitted under the Internal Revenue Code as deductible expense. The other four plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2008, 2007 and 2006, was $10.5 million, $9.6 million and $8.9 million, respectively.

The Company also contributes to various industry-wide, union-sponsored pension funds for hourly employees who are union members. Payments to these funds aggregated $2.6 million, $2.8 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

12.                                 Related Party Transactions

In 2003, the Company’s Chief Executive Officer leased an airplane that is managed by a charter company unrelated to the Company. The Company pays the charter company standard hourly rates when this airplane is hired for use by its Chief Executive Officer in travel between his home and Company offices or by him and other Company employees in travel on business. As lessee of the airplane, the Company’s Chief Executive Officer is also responsible for its maintenance and receives a portion of each payment to the charter company for its use, whether by the Company or others. The total cost to the Company for this and other airplanes that are used, including $21 thousand, $20 thousand and $24 thousand paid to the Company’s Chief Executive Officer for compensation for the years ended December 31, 2008, 2007 and 2006, was $274 thousand, $345 thousand and $213 thousand, respectively. The independent members of the Board unanimously approved this arrangement. The Company computes the compensation cost of the use of airplanes using the Standard Industrial Fare Level (“SIFL”) tables prescribed under applicable Internal Revenue Service regulations.

In January 2005, Michael Petrovic was appointed as an officer of Simpson Strong-Tie Canada, Limited (“SSTC”), a wholly-owned subsidiary of Simpson Strong-Tie. Mr. Petrovic was an owner of MGA Construction Hardware & Steel Fabricating Limited and MGA Connectors Limited (collectively, “MGA”), which SSTC acquired in 2003, and is a co-lessor of the property that SSTC leases in Maple Ridge, British Columbia. SSTC paid $170 thousand per year to lease the property from Mr. Petrovic and his associates. In February 2007, the Company purchased the building from Mr. Petrovic and his associates for $4.0 million.

In March 2006, the Company completed the purchase, for $5.0 million, of the property in San Leandro, California, that it previously leased from a related party partnership, Doolittle Investors, which consisted primarily of current and past employees and directors of the Company. In June 2006, the Company completed the purchase, for $6.5 million, of the property in Vacaville, California, that it previously leased from a related party partnership, Vacaville Investors, which consisted primarily of current and past employees and directors of the Company. These transactions were unanimously approved by the independent members of the Board. See Note 9.

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

In October 2008, the Company voluntarily contributed $0.7 million to Keymark, for which the Company accounts using the equity method, and lent $1.3 million to Keymark’s other owner, which concurrently contributed that amount to Keymark’s capital.  The loan bears interest at the annual rate of 6%, has a term of two years, is backed by a pledge of an ownership interest in Keymark of 10% (subject to adjustment), and is non-recourse. See Note 6.

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

Black-Scholes option pricing model assumptions for options committed to be granted in 2009, and for those granted in 2008, 2007 and 2006, were as follows:

Number		Risk-						Weighted
of Options		Free						Average
Granted	Grant	Interest	Dividend	Expected		Exercise		Fair
(in thousands)	Date	Rate	Yield	Life	Volatility	Price Range		Value

1994 Plan
24	02/23/09	2.08%	2.48%	6.5 years	30.9%		$16.10	$4.06
29	02/04/09	2.17%	1.88%	6.5 years	30.9%		$21.25	$5.86
14	04/23/08	3.15%	1.55%	6.0 years	27.1%		$25.74	$6.92
40	02/13/08	2.90%	1.68%	6.0 years	27.1%		$23.78	$6.16
123	02/02/07	4.84%	1.19%	5.9 years	29.0%		$33.62	$11.11
1	05/30/06	4.97%	0.90%	6.3 years	27.2%		$35.75	$12.25
489	01/26/06	4.46%	0.79%	6.3 years	27.2%	$ 40.72 to $	44.79	$13.68

1995 Plan
5	02/15/06	4.46%	0.81%	6.3 years	27.2%		$39.27	$13.14

The following table summarizes the Company’s stock option activity for the year ended December 31, 2008:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value*
Non-Qualified Stock Options	(in thousands)	Price	Life	(in thousands)

Outstanding at January 1, 2008	2,656	$27.91	3.4	$7,895
Granted	54	$24.29
Exercised	(410)	$16.79
Forfeited	(50)	$34.93
Outstanding at December 31, 2008	2,250	$29.70	2.8	$5,424
Outstanding and expected to vest at December 31, 2008	2,241	$29.67	2.7	$5,418
Exercisable at December 31, 2008	1,992	$28.94	2.5	$5,265

* The intrinsic value represents the amount by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $27.76 on December 31, 2008.

The total intrinsic value of options exercised during the three years ended December 31, 2008, 2007 and 2006, was $3.7 million, $3.5 million and $10.7 million, respectively.

A summary of the status of unvested options as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Options	(in thousands)	Fair Value

Unvested at January 1, 2008	543	$12.34
Granted	54	$6.36
Vested	(320)	$11.89
Forfeited	(19)	$13.28
Unvested at December 31, 2008	258	$11.58

As of December 31, 2008, $3.0 million of total unrecognized compensation cost was related to unvested share-based compensation arrangements granted under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 2.0 years. Options granted under the 1995 Plan are fully vested and recorded as expense on the date of grant.

The Company also maintains a Stock Bonus Plan whereby it awards shares to employees, who do not otherwise participate in one of the Company’s stock option plans. The number of shares awarded, as well as the period of service, are considered by the Compensation Committee of the Board, at its discretion. In 2008, 2007 and 2006, the Company committed to issue 11 thousand, 9 thousand and 10 thousand shares, respectively, which resulted in pre-tax compensation charges of $0.4 million, for each year ended December 31, 2008, 2007, and 2006. These employees are also awarded cash bonuses, which are included in these charges, to compensate for their income taxes payable as a result of the stock bonuses. Shares have been issued under this Plan in the year following the year in which the employee reached the tenth anniversary of employment with the Company.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of December 31, 2008, 2007 and 2006, or for the years then ended:

(in thousands)	Connector	Venting	Administrative
2008	Products	Products	and All Other	Total

Net sales	$676,724	$79,775	$—	$756,499
Income (loss) from operations	91,567	(2,616)	(1,409)	87,542
Depreciation and amortization	24,082	4,903	1,224	30,209
Significant non-cash charges	3,289	259	275	3,823
Goodwill impairment	2,964			2,964
Income tax expense (benefit)	35,861	(1,046)	903	35,718
Capital expenditures and acquisitions	41,933	9,968	429	52,330
Total assets	612,733	77,218	140,249	830,200

	Connector	Venting	Administrative
2007	Products	Products	and All Other	Total

Net sales	$745,692	$71,296	$—	$816,988
Income (loss) from operations	114,433	(2,629)	(955)	110,849
Depreciation and amortization	23,044	4,891	49	27,984
Significant non-cash charges	5,246	444	643	6,333
Goodwill impairment	10,666	—	—	10,666
Long-lived asset impairment	465	—	—	465
Income tax expense (benefit)	49,127	(878)	(416)	47,833
Capital expenditures and acquisitions	72,418	5,664	479	78,561
Total assets	575,707	78,541	163,431	817,679

	Connector	Venting	Administrative
2006	Products	Products	and All Other	Total

Net sales	$771,176	$92,004	$—	$863,180
Income (loss) from operations	155,718	7,248	(1,556)	161,410
Depreciation and amortization	20,468	3,989	79	24,536
Significant non-cash charges	6,351	404	1,010	7,765
Income tax expense (benefit)	61,197	2,875	(1,702)	62,370
Capital expenditures and acquisitions	48,940	10,666	1,066	60,672
Total assets	509,705	80,143	145,486	735,334

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore has been included in the total assets of “Administrative and All Other.” Cash and short-term investment balances in the Administrative and All Other segment were $136.2 million, $159.8 million and $130.7 million as of December 31, 2008, 2007 and 2006, respectively. The significant non-cash charges comprise compensation related to the awards under the stock option plans and the stock bonus plan.

The following table illustrates how the Company’s net sales and long-lived assets were distributed geographically as of December 31, 2008, 2007 and 2006, or for the years then ended:

	2008		2007		2006
	Net	Long-Lived	Net	Long-Lived	Net	Long-Lived
(in thousands)	Sales	Assets	Sales	Assets	Sales	Assets

United States	$590,111	$172,185	$679,050	$185,685	$734,745	$181,572
Denmark	29,175	4,616	17,985	5,496	23,482	5,081
Canada	42,334	5,231	35,692	8,470	30,168	3,188
United Kingdom	25,882	1,248	32,787	1,985	27,392	2,037
France	30,538	5,952	25,917	6,800	20,962	5,532
Germany	28,315	1,990	22,248	258	23,757	529
Ireland	3,637	4,177	—	—	—	—
Asia	2,659	9,056	90	60	—	—
Other countries	3,848	567	3,219	630	2,674	651
	$756,499	$205,022	$816,988	$209,384	$863,180	$198,590

Net sales and long-lived assets, net of intangible assets, are attributable to the country where the operations are located. In prior years, the Asia category was combined with and reported under the other countries category. The Ireland category is newly formed due to the Company’s acquisition of the Liebig assets in 2008.

The company’s largest customer, attributable mostly to the connector products segment, accounted for slightly less than 10% of net sales for the year ended December 31, 2008. In August 2007, this customer, sold a division, which is now a separate customer of the Company attributable mostly to the connector products segment. As a combined company in 2007, these two customers accounted for 15% of the Company’s net sales. As combined companies in 2006, this customer accounted for 17% of net sales for the year ended December 31, 2006. As two separate customers, neither would have accounted for net sales greater than 10% of consolidated net sales for 2007 or 2006.

15.                                 Consolidation of Variable Interest Entities

The Company previously leased two facilities from related-party partnerships (see Notes 9 and 12) whose primary purpose was to own and lease these properties to the Company. The partnerships did not have any other significant assets. These partnerships were considered variable interest entities under FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities (revised December 2003)—an Interpretation of ARB No. 51” (“FIN 46(R)”). Although the Company did not have ownership interests in the partnerships, it was required to consolidate the partnerships, as it was considered the primary beneficiary as interpreted by FIN 46(R). The Company became the primary beneficiary when it agreed to a fixed price purchase option for the properties owned by the related-party partnerships. The Company purchased the two facilities during the year ended December 31, 2006.

The real estate owned by the partnerships consisted of land, buildings and building improvements, which were pledged as collateral for mortgages under which the lender had no recourse to the Company. The Company had no off-balance sheet arrangements at December 31, 2008 or 2007.

16.                                 Subsequent Events

In January 2009, the Company acquired the assets of RO Design Corp, a Florida corporation doing business as DeckTools, which licenses deck design and estimation software. The software provides professional deck builders, home centers and lumber yards a simple, graphics-driven, solution for designing decks and estimating material and labor costs for the project. The purchase price was $4.0 million in cash, including $2.5 million to be paid in the future.

In February 2009, the Board declared a dividend of $0.10 per share, a total currently estimated at $4.9 million, to be paid on April 24, 2009, to stockholders of record on April 3, 2009.

17.                                 Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for each of the quarters in 2008 and 2007:

	2008				2007
(in thousands, except	Fourth	Third	Second	First	Fourth	Third	Second	First
per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$149,756	$219,823	$219,263	$167,656	$175,280	$217,265	$231,288	$193,155
Cost of sales	97,251	130,143	135,398	111,398	115,986	136,055	137,925	121,533
Gross profit	52,505	89,680	83,865	56,258	59,294	81,210	93,363	71,622

Research and development and other engineering	4,951	5,662	5,610	5,103	4,405	4,987	5,463	5,260
Selling expense	17,439	21,323	22,134	19,807	19,477	18,271	20,053	18,154
General and administrative expense	22,684	25,555	23,786	17,872	19,651	22,991	24,332	21,642
Impairment of goodwill	2,964	—	—	—	10,666	—	—	—
Loss (gain) on sale of assets	(66)	(41)	(19)	2	(60)	(561)	(86)	(4)
Income from operations	4,533	37,181	32,354	13,474	5,155	35,522	43,601	26,570

Income (loss) in equity method Investment	(486)	—	—			(59)	59	(33)
Interest income, net	383	579	505	1,128	1,592	1,370	1,424	1,374
Income before income taxes	4,430	37,760	32,859	14,602	6,747	36,833	45,084	27,911

Provision for income taxes	2,591	14,398	12,478	6,250	6,260	14,186	16,767	10,621
Net income	$1,839	$23,362	$20,381	$8,352	$487	$22,647	$28,317	$17,290

Net income per common share
Basic	$0.04	$0.48	$0.42	$0.17	$0.01	$0.47	$0.58	$0.36
Diluted	0.04	0.48	0.42	0.17	0.01	0.46	0.58	0.35

Cash dividends declared per common share	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10

Basic and diluted income per common share for each of the quarters presented above is based on the respective weighted average numbers of common and dilutive potential common shares outstanding for each quarter, and the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per common share amounts.

In the fourth quarter of 2008, the Company recorded an impairment charge of goodwill of $3.0 million. In the fourth quarter of 2007, the Company recorded an impairment charge of goodwill of $10.7 million. See Note 1 — “Goodwill and Intangible Assets.”

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

for the years ended December 31, 2008, 2007 and 2006

Column A	Column B	Column C		Column D	Column E
		Additions
		Charged	Charged
	Balance at	to Costs	to Other		Balance
(in thousands)	Beginning	and	Accounts —		at End
Classification	of Year	Expenses	Write-offs	Deductions	of Year

Year Ended December 31, 2008
Allowance for doubtful accounts	$2,724	$2,431	$—	$787	$4,368
Allowance for obsolete inventory	10,338	440	—	749	10,029
Allowance for sales discounts	1,815	1,600	—	1,859	1,556
Allowance for deferred tax assets	918	1,507	—	49	2,376

Year Ended December 31, 2007
Allowance for doubtful accounts	2,286	713	—	275	2,724
Allowance for obsolete inventory	5,480	4,801	—	(57)	10,338
Allowance for sales discounts	1,920	1,604	—	1,709	1,815
Allowance for deferred tax assets	459	489	—	30	918

Year Ended December 31, 2006
Allowance for doubtful accounts	2,131	232	—	77	2,286
Allowance for obsolete inventory	5,399	81	—	—	5,480
Allowance for sales discounts	2,188	2,050	—	2,318	1,920
Allowance for deferred tax assets	337	165	—	43	459

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting. During the three months ended December 31, 2008, the Company made no changes to its internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management has excluded Liebig, ProTech, and Ahorn from its assessment of internal control over financial reporting as of December 31, 2008, because they were acquired by the Company during 2008. Liebig and Ahorn are divisions of Simpson Strong-Tie and ProTech is division of Simpson Dura-Vent. The total assets and total revenues of these acquisitions represent approximately 7% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 17, 2009, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2008, which information is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 17, 2009, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2008, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 17, 2009, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2008, which information is incorporated herein by reference. The other information required by this Item appears in this report under “Item 5 – Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 17, 2009, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2008, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 17, 2009, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2008, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report:

1.     Consolidated financial statements

The following consolidated financial statements are filed as a part of this report:

2.     Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2008, is filed as part of this Annual Report:

Schedule II–Valuation and Qualifying Accounts–Years ended December 31, 2008, 2007 and 2006

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

Dated: February 27, 2009		Simpson Manufacturing Co., Inc.
(Registrant)

	By	/s/Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
and Duly Authorized Officer
of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/Thomas J Fitzmyers	President, Chief Executive	February 27, 2009
(Thomas J Fitzmyers)	Officer and Director

Chief Financial Officer:

/s/Michael J. Herbert	Chief Financial Officer,	February 27, 2009
(Michael J. Herbert)	Treasurer and Secretary
(principal accounting and financial officer)
Directors:

/s/Barclay Simpson	Chairman of the Board	February 27, 2009
(Barclay Simpson)

/s/Jennifer A. Chatman	Director	February 27, 2009
(Jennifer A. Chatman)

/s/Earl F. Cheit	Director	February 27, 2009
(Earl F. Cheit)

/s/Gary M. Cusumano	Director	February 27, 2009
(Gary M. Cusumano)

/s/Peter N. Louras	Director	February 27, 2009
(Peter N. Louras)

/s/Robin G. MacGillivray	Director	February 27, 2009
(Robin G. MacGillivray)

/s/Barry Lawson Williams	Director	February 27, 2009
(Barry Lawson Williams)