Form 10-Q
period 2009-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2009-05-08
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of March 31, 2009:  48,989,123

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	March 31,		December 31,
	2009	2008	2008

ASSETS
Current assets
Cash and cash equivalents	$158,208	$164,381	$170,750
Trade accounts receivable, net	79,383	107,634	76,005
Inventories	225,568	227,855	251,878
Deferred income taxes	13,672	11,236	11,995
Assets held for sale	8,387	9,677	8,387
Other current assets	13,236	8,825	8,582
Total current assets	498,454	529,608	527,597

Property, plant and equipment, net	191,412	195,319	193,318
Goodwill	69,160	57,845	68,619
Equity method investment	21	—	214
Intangible assets, net	22,137	22,142	23,453
Other noncurrent assets	18,225	18,513	16,999
Total assets	$799,409	$823,427	$830,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$821	$3,390	$26
Trade accounts payable	22,232	34,745	21,675
Accrued liabilities	28,873	30,357	34,102
Income taxes payable	—	1,639	—
Accrued profit sharing trust contributions	1,973	2,411	9,541
Accrued cash profit sharing and commissions	1,353	4,665	2,264
Accrued workers’ compensation	4,299	4,116	4,286
Total current liabilities	59,551	81,323	71,894

Other long-term liabilities	9,289	12,144	9,280
Total liabilities	68,840	93,467	81,174

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, at par value	490	486	490
Additional paid-in capital	137,503	127,573	136,867
Retained earnings	592,644	574,988	605,950
Accumulated other comprehensive income (loss)	(68)	26,913	5,719
Total stockholders’ equity	730,569	729,960	749,026
Total liabilities and stockholders’ equity	$799,409	$823,427	$830,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per-share amounts, unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net sales	$119,323	$167,656
Cost of sales	88,610	111,398
Gross profit	30,713	56,258

Operating expenses:
Research and development and other engineering	4,864	5,103
Selling	16,025	19,807
General and administrative	20,162	17,874
	41,051	42,784

Income (loss) from operations	(10,338)	13,474

Loss on equity method investment, before tax	(193)	—
Interest income, net	102	1,128

Income (loss) before income taxes	(10,429)	14,602

Provision for (benefit from) income taxes	(2,020)	6,250

Net income (loss)	$(8,409)	$8,352

Net income (loss) per common share
Basic	$(0.17)	$0.17
Diluted	$(0.17)	$0.17

Cash dividends declared per common share	$0.10	$0.10

Number of shares outstanding
Basic	48,987	48,574
Diluted	48,987	48,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the three months ended March 31, 2008 and 2009 and the nine months ended December 31, 2008

(In thousands except per-share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance, January 1, 2008	48,552	$485	$126,119	$571,499	$25,297	$723,400
Comprehensive income:
Net income	—	—	—	8,352	—	8,352
Other comprehensive income:
Translation adjustment, net of tax of $17	—	—	—	—	1,616	1,616
Comprehensive income						9,968
Stock options exercised	26	1	507	—	—	508
Stock compensation	—	—	765	—	—	765
Tax benefit of options exercised	—	—	(65)	—	—	(65)
Cash dividends declared on common stock ($0.10 per share)	—	—	—	(4,863)	—	(4,863)
Common stock issued at $26.59 per share for stock bonus	9	—	247	—	—	247
Balance, March 31, 2008	48,587	486	127,573	574,988	26,913	729,960
Comprehensive income:
Net income	—	—	—	45,582	—	45,582
Other comprehensive income:
Translation adjustment, net of tax of ($695)	—	—	—	—	(21,194)	(21,194)
Comprehensive income						24,388
Stock options exercised	384	4	6,369	—	—	6,373
Stock compensation	—	—	2,484	—	—	2,484
Tax benefit of options exercised	—	—	441	—	—	441
Cash dividends declared on common stock ($0.30 per share)	—	—	—	(14,620)	—	(14,620)
Balance, December 31, 2008	48,971	490	136,867	605,950	5,719	749,026
Comprehensive loss:
Net loss	—	—	—	(8,409)	—	(8,409)
Other comprehensive income:
Translation adjustment, net of tax of ($9)	—	—	—	—	(5,787)	(5,787)
Comprehensive loss						(14,196)
Stock options exercised	8	—	128	—	—	128
Stock compensation	—	—	393	—	—	393
Tax benefit of options exercised	—	—	(185)	—	—	(185)
Cash dividends declared on common stock ($0.10 per share)	—	—	—	(4,897)	—	(4,897)
Common stock issued at $27.76 per share for stock bonus	10	—	300	—	—	300
Balance, March 31, 2009	48,989	$490	$137,503	$592,644	$(68)	$730,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months
	Ended March 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(8,409)	$8,352
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sale of assets	(111)	2
Depreciation and amortization	6,848	7,420
Deferred income taxes	(1,497)	172
Noncash compensation related to stock plans	557	936
Loss in equity method investment	193	—
Excess tax benefit of options exercised	(8)	(25)
Provision for (recovery of) doubtful accounts	1,760	(727)
Provision for obsolete inventory	1,018	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(5,946)	(17,788)
Inventories	23,381	(8,514)
Trade accounts payable	835	2,069
Income taxes payable	(2,965)	3,043
Accrued profit sharing trust contributions	(7,556)	(6,228)
Accrued cash profit sharing and commissions	(880)	512
Other current assets	(2,374)	(2,650)
Accrued liabilities	(4,428)	(4,196)
Other long-term liabilities	1	1,474
Accrued workers’ compensation	13	—
Other noncurrent assets	99	(415)
Net cash provided by (used in) operating activities	531	(16,563)

Cash flows from investing activities
Capital expenditures	(5,895)	(2,849)
Proceeds from sale of capital assets	41	19
Asset acquisitions, net of cash acquired	(1,655)	—
Net cash used in investing activities	(7,509)	(2,830)

Cash flows from financing activities
Line of credit borrowings	817	2,206
Issuance of common stock	128	508
Excess tax benefit of options exercised	8	25
Dividends paid	(4,898)	(4,857)
Net cash used in financing activities	(3,945)	(2,118)

Effect of exchange rate changes on cash	(1,619)	(250)

Net decrease in cash and cash equivalents	(12,542)	(21,761)
Cash and cash equivalents at beginning of period	170,750	186,142
Cash and cash equivalents at end of period	$158,208	$164,381

Noncash activity during the period
Noncash capital expenditures	$180	$161
Dividends declared but not paid	$4,897	$4,863
Issuance of Company’s common stock for compensation	$300	$247

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

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America have been condensed or omitted. These interim statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Annual Report”).

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and incentives, whether actual or estimated based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectibility is reasonably assured and pricing is fixed or determinable. The Company’s general shipping terms are F.O.B. shipping point, where title is transferred and revenue is recognized when the products are shipped to customers. When the Company sells F.O.B. destination point, title is transferred and the Company recognizes revenue on delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing aftermarket repair and maintenance, engineering activities, and software sales and service, though both significantly less than 1% of net sales and not material to the consolidated financial statements, are recognized as the services are completed or the software products and services are delivered. If actual costs of sales returns, incentives, and discounts were to significantly exceed the recorded estimated allowance, the Company’s sales would be adversely affected.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding. Potentially dilutive securities, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per share (“EPS”), to diluted EPS:

	Three Months Ended,			Three Months Ended,
	March 31, 2009			March 31, 2008
(in thousands, except	Income		Per	Income		Per
per-share amounts)	(Loss)	Shares	Share	(Loss)	Shares	Share
Basic EPS
Income (loss) available to common stockholders	$(8,409)	48,987	$(0.17)	$8,352	48,574	$0.17
Effect of Dilutive Securities
Stock options	—	—	—	—	357	—
Diluted EPS
Income (loss) available to common stockholders	$(8,409)	48,987	$(0.17)	$8,352	48,931	$0.17

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. All potentially dilutive securities were excluded from the diluted loss per share calculation for the three months ended March 31, 2009, because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share. For both the three months ended March 31, 2009 and 2008, 1.1 million shares subject to stock options were anti-dilutive.

Accounting for Stock-Based Compensation

The Company maintains two stock option plans under which it may grant incentive stock options and non-qualified stock options, although the Company has granted only non-qualified stock options under these plans. The Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”) is principally for the Company’s employees, and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”) is for its independent directors. The Company generally grants options under each of the 1994 Plan and the 1995 Plan once each year. The exercise price per share of each option granted in February 2009 and February 2008 under the 1994 Plan equaled the closing market price per share of the Company’s common stock as reported by the New York Stock Exchange on the day preceding the day that the Compensation Committee of the Company’s Board of Directors met to approve the grant of the options. The exercise price per share under each option granted under the 1995 Plan is at the fair market value on the date specified in the 1995 Plan. Options vest and expire according to terms established at the grant date. There were no options granted under the 1995 Plan in 2009 or 2008.

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

The following table represents the Company’s stock option activity for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(in thousands)	2009	2008

Stock option expense recognized in operating expenses	$448	$900
Tax benefit of stock option expense in provision for (benefit from) income taxes	148	355
Stock option expense, net of tax	$300	$545
Fair value of shares vested	$393	$765
Proceeds to the Company from the exercise of stock options	$128	$508
Tax benefit from exercise of stock options, including windfall (shortfall) tax benefits, net	$(185)	$(65)

	At March 31,
	2009	2008
Stock option cost capitalized in inventory	$46	$117

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

Fair Value of Financial Instruments

As of March 31, 2009, the Company’s investments consisted of only United States Treasury securities and money market funds aggregating $59.5 million, which are maintained in cash equivalents and are carried at cost, approximating fair value, based on Level 1 inputs. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 157.

Income Taxes

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The income tax benefit for the three months ended March 31, 2009, however, has been computed based on the first three months of 2009 as a discrete period due to the uncertainty regarding the Company’s ability to reliably estimate pre-tax income for the remainder of the year. The Company cannot reliably estimate pre-tax income for the remainder of 2009 or for the full year, primarily due to the continued uncertainty in the construction markets in which the Company operates. The income tax provision for the three months ended March 31, 2008, was calculated using estimated annual effective tax rates.

The effective tax rate was 19.4% in the first quarter of 2009, which resulted in income tax benefit of $2.0 million, versus an effective tax rate of 42.8% in the first quarter of 2008, which resulted in income tax expense of $6.3 million. The effective tax rate of 19.4% is lower than the statutory rate primarily due to the valuation allowances taken on foreign losses and a reduced benefit from the reduction or loss of enterprise zone tax credits at two of the Company’s facilities in California. As a result of the loss before taxes in the first quarter of 2009, the lower effective tax rate resulted in a smaller benefit than if the Company had a higher effective tax rate.

Acquisitions

Effective January 1, 2009, the Company adopted the provisions of SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including combinations achieved without the transfer of consideration, such as by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after January 1, 2009, regardless of the date of the original business combination. While this statement did not have a material effect on the company’s consolidated financial statements upon adoption, the effects on future periods will depend upon the nature and significance of future business combinations subject to this statement.

In January 2009, the Company acquired the business of RO Design Corp, a Florida corporation doing business as DeckTools, which licenses deck design and estimation software. The software provides professional deck builders, home centers and lumber yards a simple, graphics-driven solution for designing decks and estimating material and labor costs for the project. Payments under this agreement total $4.0 million in cash, including $2.5 million to be paid in the future, which will be treated as compensation expense to the principal officer of RO Design Corp, who is now employed by the Company. The Company recorded goodwill of $1.5 million in the connector products segment as a result of the acquisition. The Company has not finalized the purchase price allocation for the RO Design Corp acquisition, as the Company is still obtaining information and analyzing the fair value of certain acquired assets and liabilities. The results of operations of the business acquired in 2009 are included in the Company’s consolidated results of operations since the date of the acquisition and, for periods prior to 2009, were not material to the Company. Accordingly, pro forma results of operations have not been presented.

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 applies to all assets and liabilities assumed in a business combination that would be within the scope of SFAS No. 5, Accounting for Contingencies,” if not acquired in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141(R). An acquirer shall recognize at fair value, at the acquisition date, an asset or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value of an asset acquired or liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, an asset or liability shall be recognized at the acquisition date if both information is available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date and the amount of the assets or liability can be reasonably estimated. FSP FAS 141(R)-1 became effective for the Company for business combinations for which the acquisition date was on or after January 1, 2009, and is not expected to have a material effect on the Company’s consolidated financial statements.

2.             Trade Accounts Receivable, Net

Trade accounts receivable consist of the following:

	At March 31,		At December 31,
(in thousands)	2009	2008	2008

Trade accounts receivable	$87,154	$112,019	$81,929
Allowance for doubtful accounts	(5,924)	(1,968)	(4,368)
Allowance for sales discounts and returns	(1,847)	(2,417)	(1,556)
	$79,383	$107,634	$76,005

3.             Inventories

Inventories consist of the following:

	At March 31,		At December 31,
(in thousands)	2009	2008	2008

Raw materials	$86,411	$85,756	$92,638
In-process products	24,890	25,592	26,371
Finished products	114,267	116,507	132,869
	$225,568	$227,855	$251,878

4.             Property, Plant and Equipment, Net

Property, plant and equipment, net, consist of the following:

	At March 31,		At December 31,
(in thousands)	2009	2008	2008

Land	$22,654	$19,783	$23,989
Buildings and site improvements	137,589	131,907	135,992
Leasehold improvements	4,261	4,005	4,287
Machinery and equipment	219,372	214,232	219,641
	383,876	369,927	383,909
Less accumulated depreciation and amortization	(197,788)	(182,262)	(193,639)
	186,088	187,665	190,270
Capital projects in progress	5,324	7,654	3,048
	$191,412	$195,319	$193,318

The Company’s vacant facility in San Leandro, California, remained classified as an asset held for sale as of March 31, 2009, consistent with the classification at December 31, 2008. This facility is associated with the connector segment. In 2007 and 2008, environmental analyses of the San Leandro property indicated that it had contamination related to spilled fuel that would require an estimated $0.7 million to remediate. The clean-up is expected to be completed in 2009. The Company expects to sell the San Leandro property after the remediation is completed.

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

6.             Debt

Outstanding debt at March 31, 2009 and 2008, and December 31, 2008, and the available lines of credit at March 31, 2009, consisted of the following:

	Available	Debt Outstanding
	Credit at	at		at
	March 31,	March 31,		December 31,
(dollar amounts in thousands)	2009	2009	2008	2008

Revolving line of credit, interest at LIBOR plus 0.27% (at March 31, 2009, LIBOR plus 0.27% was 0.79%), expires October 2012, commitment fees payable at the annual rate of 0.08% on the unused portion of the facility	$200,000	$—	$—	$—

Revolving line of credit, interest at the bank’s base rate plus 3% (at March 31, 2009, the bank’s base rate plus 3% was 3.50%), expires October 2009	358	—	—	—

Revolving lines of credit, interest rates between 1.86% and 3.82%	4,331	821	3,390	26
Line of credit		$821	$3,390	$26
Available credit	$204,689

7.             Commitments and Contingencies

Note 9 to the consolidated financial statements in the 2008 Annual Report provides information concerning commitments and contingencies. From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The resolution of claims and litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

The Company’s policy with regard to environmental liabilities is to accrue for future environmental assessments and remediation costs when information becomes available that indicates that it is probable that the Company is liable for any related claims and assessments and the amount of the liability is reasonably estimable. The Company does not believe that these matters will have a material adverse effect on the Company’s financial condition, cash flows or results of operations. See Note 4 “Property, Plant and Equipment, Net.”

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

8.             Stock Option Plans

The Company currently has two stock option plans (see Note 1 “Basis of Presentation — Accounting for Stock-Based Compensation”). Participants are granted stock options only if the applicable Company-wide or profit-center operating goals, or both, established by the Compensation Committee of the Board of Directors at the beginning of the year, are met.

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

Black-Scholes option pricing model assumptions for options granted in 2009 and 2008 are as follows:

Number		Risk					Weighted
of Options		Free					Average
Granted	Grant	Interest	Dividend	Expected			Fair
(in thousands)	Date	Rate	Yield	Life	Volatility	Exercise Price	Value

1994 Plan
24	02/23/09	2.08%	2.48%	6.5 years	30.9%	$16.10	$4.06
29	02/04/09	2.17%	1.88%	6.5 years	30.9%	$21.25	$5.86
14	04/23/08	3.15%	1.55%	6.0 years	27.1%	$25.74	$6.92
40	02/13/08	2.90%	1.68%	6.0 years	27.1%	$23.78	$6.16

There were no options granted under the 1995 Plan in 2009 or 2008.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2009:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value *
Non-Qualified Stock Options	(in thousands)	Price	Life (in years)	(in thousands)

Outstanding at January 1, 2009	2,250	$29.70
Granted	53	18.92
Exercised	(8)	16.45
Forfeited	(38)	38.84
Outstanding at March 31, 2009	2,257	$29.34	2.6	$467
Outstanding and expected to vest at March 31, 2009	2,245	$29.34	2.6	$463
Exercisable at March 31, 2009	2,006	$29.03	2.3	$422

*  The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $18.02 on March 31, 2009.

The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008, was $60 thousand and $179 thousand, respectively.

A summary of the status of unvested options as of March 31, 2009, and changes during the three months ended March 31, 2009, are presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Options	(in thousands)	Fair Value

Unvested at January 1, 2009	258	$11.58
Granted	53	5.04
Vested	(59)	12.24
Forfeited	(1)	13.68
Unvested at March 31, 2009	251	$10.05

As of March 31, 2009, $2.2 million of total unrecognized compensation cost was related to unvested share-based compensation arrangements under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 1.47 years. Options granted under the 1995 Plan are fully vested and are expensed on the date of grant.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended
	March 31,
(in thousands)	2009	2008

Net Sales
Connector products	$109,144	$154,168
Venting products	10,179	13,488
Total	$119,323	$167,656

Income (Loss) from Operations
Connector products	$(7,088)	$16,519
Venting products	(3,260)	(2,847)
Administrative and all other	10	(198)
Total	$(10,338)	$13,474

			At
	At March 31,		December 31,
(in thousands)	2009	2008	2008

Total Assets
Connector products	$596,575	$573,651	$612,733
Venting products	72,804	73,418	77,218
Administrative and all other	130,030	176,358	140,249
Total	$799,409	$823,427	$830,200

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $107.2 million, $145.6 million, and $136.2 million, as of March 31, 2009 and 2008, and December 31, 2008, respectively.

10.           Subsequent Events

In April 2009, the Company’s subsidiary, Simpson Strong-Tie Europe EURL, purchased the equity of Agence Internationale Commerciale et Industrielle, S.A.S. (“Aginco”). Aginco manufactures a line of high quality builder products and distributes them in France. The purchase price (subject to post-closing adjustments) was $21.9 million in cash.

In April 2009, the Company’s Board of Directors declared a cash dividend of $0.10 per share, a total currently estimated at $4.9 million, to be paid on July 23, 2009, to stockholders of record on July 2, 2009.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 2009 and 2008. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended March 31, 2009, Compared with the Three Months Ended March 31, 2008

Net sales decreased 28.8% from $167.7 for the first quarter of 2008 to $119.3 million in the first quarter of 2009. The Company had a net loss of $8.4 million for the first quarter of 2009 compared to net income of $8.4 million for the first quarter of 2008. Diluted net loss per common share was $0.17 for the first quarter of 2009 compared to diluted net income per common share of $0.17 for the first quarter of 2008.

In the first quarter of 2009, sales declined throughout the United States. California, the western states and the south/southeastern states had the largest decrease in sales. Sales during the quarter also decreased throughout Europe, the United Kingdom and Canada. Sales in Asia, although relatively small, have increased as Simpson Strong-Tie has recently expanded its presence in the region. Simpson Strong-Tie’s first quarter sales decreased 29.2% from the same quarter last year, while Simpson Dura-Vent’s sales decreased 24.5%. Simpson Strong-Tie’s sales to dealer distributors and contractor distributors decreased significantly as homebuilding continued to decline and general economic conditions continued to worsen. In response to changing conditions, the Company recomposed the group of customers that it classifies as home centers by removing those customers that serve professional users rather than retail customers and classifying them as dealer distributors. Under the new classification, sales to home centers decreased slightly whereas under the old composition, the decrease would have been larger. Sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of most of Simpson Dura-Vent’s product lines also decreased, with the exception of special gas vent and relining products, which increased as a result of the acquisition of ProTech Systems, Inc. in June 2008.

Income from operations decreased 176.7% from $13.5 million in income in the first quarter of 2008 to a loss of $10.3 million in the first quarter of 2009. Gross margins decreased from 33.6% in the first quarter of 2008 to 25.7% in the first quarter of 2009. The decrease in gross margins was primarily due to reduced absorption of fixed overhead, as a result of lower production volumes, as well as higher manufacturing costs, including higher cost of material, labor and distribution. Steel prices continued to decline from their peak in July 2008, as a result of weak demand. The Company has focused on reducing its inventories, which have come down by 10.4% since December 31, 2008, but, with lower sales volumes, it may take several quarters to sell excess inventory.

Research and development expenses decreased 4.7% from $5.1 million in the first quarter of 2008 to $4.9 million in the first quarter of 2009. This decrease was primarily due to a $0.4 million decrease in professional service fees, partly offset by $0.2 million increase in expenses related to additional personnel, including those at businesses acquired in 2008. Selling expenses decreased 19.1% from $19.8 million in the first quarter of 2008 to $16.0 million in the first quarter of 2009. The decrease resulted from a $2.0 million decrease in expenses associated with sales and marketing personnel, most of which was related to cost-cutting measures, and a $1.1 million decrease in promotional expenditures. General and administrative expenses increased 12.8% to $20.2 million in the first quarter of 2009 from $17.9 million in the first quarter of 2008. The increase was the result of several factors, including higher bad debt expense of $2.5 million, primarily related to one customer, increased legal and professional service expenses of $0.8 million and higher administrative personnel expenses of $0.7 million, including those at businesses acquired in 2008. This increase was partly offset by a decrease in cash profit sharing of $1.5 million, primarily due to the operating loss. Interest income decreased 91.0% from $1.1 million in the first quarter of 2008 to $0.1 million in the first quarter of 2009, primarily as a result of lower interest rates. The effective tax rate was 19.4% in the first quarter of 2009, which resulted in income tax benefit of $2.0 million, versus an effective tax rate of 42.8% in the first quarter of 2008, which resulted in income tax expense of $6.3 million. The effective tax rate of 19.4% is lower than the statutory rate primarily due to the valuation allowances taken on foreign losses and a reduced benefit from the reduction or loss of enterprise zone tax credits at two of the Company’s facilities in California. As a result of the loss before taxes in the first quarter of 2009, the lower effective tax rate resulted in a smaller benefit than if the Company had a higher effective tax rate. In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The income tax benefit for the three months ended March 31, 2009, however, has been computed based on the first three months of 2009 as a discrete period due to the uncertainty regarding the Company’s ability to reliably estimate pre-tax income for the remainder of the year. The Company cannot reliably estimate pre-tax income for the remainder of 2009 or for the full year, primarily due to the continued uncertainty in the construction markets in which the Company operates. The income tax provision for the three months ended March 31, 2008, was calculated using estimated annual effective tax rates.

Connector Products — Simpson Strong-Tie

In the first quarter of 2009, Simpson Strong-Tie’s net sales decreased 29.2% to $109.1 million from $154.2 million in the first quarter of 2008. Simpson Strong-Tie accounted for 91.5% of the Company’s total net sales in the first quarter of 2009, a decrease from 92.0% in the first quarter of 2008. The decrease in net sales at Simpson Strong-Tie resulted primarily from a decrease in sales volume, although average prices increased 22.1% as compared to the first quarter of 2008. In the first quarter of 2009, Simpson Strong-Tie’s sales declined throughout the United States. California, the western states and the south/southeastern states had the largest decrease in sales. Simpson Strong-Tie’s sales during the quarter also decreased throughout Europe, the United Kingdom and Canada. Sales in Asia, although relatively small, have increased as Simpson Strong-Tie has recently expanded its presence in the region. Simpson Strong-Tie’s sales to dealer distributors and contractor distributors decreased significantly as homebuilding continued to decline and general economic conditions continued to worsen. In response to changing conditions, the Company recomposed the group of customers which it classifies as home centers by removing those customers that serve professional users rather than retail customers and classifying them as dealer distributors. Under the new classification, sales to home centers decreased slightly whereas under the old composition, the decrease would have been larger. Sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction.

Simpson Strong-Tie’s gross profit decreased 45.2% from $56.0 million in the first quarter of 2008 to $30.7 million in the first quarter of 2009. As a percentage of net sales, gross profit decreased from 36.3% in the first quarter of 2008 to 28.1% in the first quarter of 2009. This decrease was primarily due to reduced absorption of fixed overhead, as a result of lower production volumes, as well as higher manufacturing costs, including higher costs of material, labor and distribution.

Simpson Strong-Tie’s research and development expenses decreased 6.7% from $4.8 million in the first quarter of 2008 to $4.5 million in the first quarter of 2009. This decrease was primarily due to a $0.5 million decrease in professional services partly offset by increases in expenses related to additional personnel, including those associated with the acquisitions made during 2008. Simpson Strong-Tie’s selling expenses decreased 18.9% from $18.1 million in the first quarter of 2008 to $14.7 million in the first quarter of 2009. The decrease resulted primarily from a $1.9 million decrease in expenses associated with sales and marketing personnel, most of which was related to cost cutting measures, a decrease of $1.0 million in promotional expenditures, and a $0.5 million decrease in professional services. Simpson Strong-Tie’s general and administrative expenses increased 12.2% to $18.5 million in the first quarter of 2009 from $16.5 million in the first quarter of 2008. The increase was primarily due to an increase in the provision for bad debt of $2.5 million, primarily related to one customer, higher administrative personnel expenses of $0.3 million, including those at businesses acquired in 2008, and increased home office administrative allocations of $1.3 million. The increase was partly offset by decreases in cash profit sharing of $1.5 million, as a result of the operating loss, and in information technology expenditures of $0.2 million.

Simpson Strong-Tie recorded a loss from operations of $7.1 million in the first quarter of 2009 as compared to income from operations of $16.5 million in the first quarter of 2008.

For its European operations, Simpson Strong-Tie recorded losses from operations of $4.2 million in the first quarter of 2009 compared to losses from operations of $1.0 million in the first quarter of 2008.

Simpson Strong-Tie has continued to adjust production levels downward at various facilities in the United States, and as a result, has reduced its labor force at these facilities.

Venting Products — Simpson Dura-Vent

In the first quarter of 2009, Simpson Dura-Vent’s net sales decreased 24.5% to $10.2 million from $13.5 million in the first quarter of 2008. Simpson Dura-Vent accounted for 8.5% of the Company’s total net sales in the first quarter of 2009, an increase from 8.0% in the first quarter of 2008. The decrease in net sales at Simpson Dura-Vent resulted primarily from a decrease in sales volume, although average prices increased 10.0% as compared to the first quarter of 2008. In the first quarter of 2009, Simpson Dura-Vent’s sales decreased throughout the United States, with significant decreases in the western region resulting from the weakness in new home construction. Sales of most of Simpson Dura-Vent’s product lines also decreased, with the exception of special gas vent and relining products, which increased as a result of the acquisition of ProTech Systems, Inc. in June 2008.

Simpson Dura-Vent’s gross profit decreased slightly from $115 thousand in the first quarter of 2008 to $92 thousand in the first quarter of 2009. This decrease was primarily due to higher manufacturing costs, including higher cost of material and distribution costs, partly offset by lower fixed overhead costs.

Simpson Dura-Vent’s selling expenses decreased 21.5% from $1.7 million in the first quarter of 2008 to $1.3 million in the first quarter of 2009. The decrease resulted primarily from decreases of $0.2 million in promotional activities, $0.2 million in agent commissions and $0.1 million in expenses associated with sales and marketing personnel. Simpson Dura-Vent’s general and administrative expenses increased 65.7% to $1.7 million in the first quarter of 2009 from $1.0 million in the first quarter of 2008. This increase was primarily due to increased expenses associated with administrative personnel of $0.1 million, including those at businesses acquired in 2008, and higher intangible asset amortization expense of $0.2 million.

Simpson Dura-Vent’s loss from operations increased to $3.3 million in the first quarter of 2009 from $2.9 million in the first quarter of 2008.

Administrative and All Other (Company)

Interest income is generated on the Company’s cash and cash equivalents balances. Interest income decreased primarily as a result of lower interest rates. Interest expense includes interest, account maintenance fees and bank charges.

Critical Accounting Policies and Estimates

The Company did not make any significant changes to its critical accounting policies and estimates during the three months ended March 31, 2009, from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Recently Issued Accounting Standards

See Note 1, “Basis of Presentation — Recently Issued Accounting Standards,” to the Company’s Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards.

Liquidity and Sources of Capital

As of March 31, 2009, working capital was $438.9 million as compared to $448.3 million at March 31, 2008, and $455.7 million at December 31, 2008. The decrease in working capital from December 31, 2008, was primarily due to decreases in inventories and cash and cash equivalents of $26.3 million and $12.5 million, respectively. Raw material inventories decreased 6.7% from December 31, 2008, while in-progress and finished goods inventories decreased 12.6% over the same period. The decrease in raw material inventories resulted from lower purchasing activity during the quarter, and the decreases in in-progress and finished goods inventories resulted from lower production volumes at the Company’s manufacturing facilities. Partly offsetting the decreases in working capital were decreases in accrued profit sharing contributions and accrued liabilities of $7.6 million and $5.2 million, respectively, and increases in net trade accounts receivable and other current assets of $3.4 million and $4.7 million, respectively. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts, none of which was individually material. The working capital change and changes in noncurrent assets and liabilities, combined with a net loss of $8.4 million and noncash expenses, primarily depreciation, amortization and stock-based compensation charges totaling $7.4 million, resulted in net cash provided by operating activities of $0.5 million. As of March 31, 2009, the Company had unused credit facilities available of $204.7 million.

The Company used $7.5 million in its investing activities, primarily for the acquisition of the DeckTools business and capital expenditures mainly at its facilities in Europe and Asia. The Company estimates that its full-year capital spending will total $15.0 million for 2009.

In January 2009, the Company acquired the business of RO Design Corp, a Florida corporation doing business as DeckTools, which licenses deck design and estimation software. The software provides professional deck builders, home centers and lumber yards a simple, graphics-driven solution for designing decks and estimating material and labor costs for the project. Payments under this agreement total $4.0 million in cash, including $2.5 million to be paid in the future, which will be treated as compensation expense to the principal officer of RO Design Corp, who is now employed by the Company. The Company recorded goodwill of $1.5 million as a result of the acquisition, but the purchase price allocation has not been finalized.

In April 2009, the Company’s subsidiary, Simpson Strong-Tie Europe EURL, purchased the equity of Agence Internationale Commerciale et Industrielle, S.A.S. (“Aginco”). Aginco manufactures a line of high quality builder products and distributes them in France. The purchase price (subject to post-closing adjustments) was $21.9 million in cash.

The Company has classified its vacant facility in San Leandro, California, as an asset held for sale. In 2007 and 2008, environmental analyses of the San Leandro property indicated that it had contamination related to spilled fuel that would require an estimated $0.7 million to remediate. The clean-up is expected to be completed in 2009. The Company expects to sell the San Leandro property after the remediation is completed.

The Company’s financing activities used net cash of $3.9 million. The payment of cash dividends in the amount of $4.9 million was the primary financing activity use of cash. Cash provided by financing activities was primarily from borrowings of $0.8 million on credit lines of the Company’s European subsidiaries. In April 2009, the Company’s Board of Directors declared a cash dividend of $0.10 per share, a total currently estimated at $4.9 million, to be paid on July 23, 2009, to stockholders of record on July 2, 2009.

The Company believes that cash generated by operations and borrowings available under its credit facility will be sufficient for the Company’s working capital needs and planned capital expenditures for the next 12 months. Depending, however, on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing, which may not be available on reasonable terms, or at all.

The Company believes that the effect of inflation on the Company has not been material in recent years, as general inflation rates have remained relatively low. Because, however, the Company’s main raw material is steel, increases in steel prices may adversely affect the Company’s gross margins if it cannot recover the higher costs through price increases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to the Company’s operations as a whole. The translation adjustment resulted in a decrease in accumulated other comprehensive income of $5.8 million for the three months ended March 31, 2009, primarily due to the effect of the strengthening of the United States dollar in relation to the Canadian dollar and most European currencies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2009, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2009, the Company made no changes to its internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The Company is not engaged in any legal proceedings as of the date hereof, which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. The resolution of claims and litigation is, however, subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Item 1A. Risk Factors

We are affected by risks specific to us, as well as risks that affect all businesses operating in global markets. Some of the significant factors that could materially adversely affect our business, financial condition and operating results appear in “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K (available at www.simpsonmfg.com/docs/10K-2008.pdf or www.sec.gov), but we have changed the risk factor titled “Impairment charges on goodwill or other intangible assets would adversely affect our financial position and results of operations,” to read as follows:

Impairment charges on goodwill or other intangible assets would adversely affect our financial position and results of operations.

We are required to perform impairment tests on our goodwill and other intangible assets annually or at any time when events occur that could affect the value of our business segments.  To determine whether a goodwill impairment has occurred, we compare fair value of each of our reporting units with its carrying value.  Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, adverse actions by regulatory authorities, unanticipated competition, loss of key customers or changes in technology or markets, can require a charge for impairment that can materially and adversely affect our reported net income and our stockholders’ equity.  For example, in 2008, our annual impairment test resulted in goodwill impairment charge of $3.0 million associated with assets acquired in England in 1999 as part of our U.K. reporting unit.  Our U.K. reporting unit’s carrying value exceeded its fair value, primarily due to reduced future expected net cash flows.  If current adverse conditions in the home-building industry, the financial markets or the economy generally should continue longer than we anticipate, we may need to take further charges for impairment, which we are not now able to estimate, but which may be substantial.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2008, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from December 2007. The authorization will remain in effect through the end of 2009. There were no repurchases of the Company’s common stock in the first quarter of 2009.

Item 6. Exhibits.

The following exhibits are either incorporated by reference into this report or filed with this report, as indicated below. Any representation, warranty or other statement of purported fact in any such exhibit that is a contract, agreement or similar instrument may not be true or complete, either at the date of such instrument or at any later time.  Even if such statements were accurate when made, they may not be accurate now.  The parties to such instruments did not intend such statements to establish any facts, but intended such statements to allocate contractual risk between the parties.  Such instruments may be subject to standards of materiality that differ from the standards applicable to this report.  No one other than the parties to the instrument is entitled to rely or should rely on any statement in such instrument for any purpose.  Such statements were provided for the private purposes of the parties to the instruments and may have been qualified by schedules and other disclosures that have not been filed with (or incorporated by reference into) this or any other report or document.  Only the parties to any such instrument are entitled to enforce it.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 8, 2009	By	/s/Michael J. Herbert
Michael J. Herbert
Chief Financial Officer
(principal accounting and financial officer)