Form 10-Q
period 2009-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2009-08-07
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of June 30, 2009:  49,049,791

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	June 30,		December 31,
	2009	2008	2008

ASSETS
Current assets
Cash and cash equivalents	$169,132	$162,098	$170,750
Trade accounts receivable, net	118,646	139,162	76,005
Inventories	190,153	232,575	251,878
Deferred income taxes	12,153	11,262	11,995
Assets held for sale	7,887	7,887	8,387
Other current assets	10,686	6,335	8,582
Total current assets	508,657	559,319	527,597

Property, plant and equipment, net	193,958	199,055	193,318
Goodwill	79,858	69,500	68,619
Intangible assets, net	33,050	23,392	23,453
Equity method investment	—	—	214
Other noncurrent assets	14,374	18,817	16,999
Total assets	$829,897	$870,083	$830,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$27	$3,177	$26
Trade accounts payable	22,574	46,362	21,675
Accrued liabilities	33,855	39,549	34,102
Income taxes payable	1,370	1,637	—
Accrued profit sharing trust contributions	3,718	5,228	9,541
Accrued cash profit sharing and commissions	4,436	10,581	2,264
Accrued workers’ compensation	4,279	4,116	4,286
Total current liabilities	70,259	110,650	71,894

Other long-term liabilities	9,659	12,076	9,280
Total liabilities	79,918	122,726	81,174

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, at par value	491	486	490
Additional paid-in capital	138,839	128,541	136,867
Retained earnings	598,412	590,510	605,950
Accumulated other comprehensive income	12,237	27,820	5,719
Total stockholders’ equity	749,979	747,357	749,026
Total liabilities and stockholders’ equity	$829,897	$870,083	$830,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per-share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$165,923	$219,263	$285,246	$386,919
Cost of sales	104,686	135,398	193,295	246,796
Gross profit	61,237	83,865	91,951	140,123

Operating expenses:
Research and development and other engineering	5,161	5,610	10,025	10,713
Selling	16,852	22,134	32,877	41,942
General and administrative	20,315	23,767	40,478	41,641
	42,328	51,511	83,380	94,296

Income from operations	18,909	32,354	8,571	45,827

Loss in equity method investment, before tax	(21)	—	(214)	—
Interest income (expense), net	(38)	505	64	1,634

Income before income taxes	18,850	32,859	8,421	47,461

Provision for income taxes	8,167	12,478	6,147	18,728

Net income	$10,683	$20,381	$2,274	$28,733

Net income per common share
Basic	$0.22	$0.42	$0.05	$0.59
Diluted	$0.22	$0.42	$0.05	$0.59

Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.20

Number of shares outstanding
Basic	49,016	48,593	49,001	48,584
Diluted	49,114	48,936	49,099	48,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the six months ended June 30, 2008 and 2009 and December 31, 2008

(In thousands except per-share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance, January 1, 2008	48,552	$485	$126,119	$571,499	$25,297	$723,400
Comprehensive income:
Net income	—	—	—	28,733	—	28,733
Other comprehensive income:
Translation adjustment, net of tax of $5	—	—	—	—	2,523	2,523
Comprehensive income						31,256
Stock options exercised	38	1	741	—	—	742
Stock compensation	—	—	1,541	—	—	1,541
Tax benefit of options exercised	—	—	(107)	—	—	(107)
Cash dividends declared on common stock ($0.20 per share)	—	—	—	(9,722)	—	(9,722)
Common stock issued at $26.59 per share for stock bonus	9	—	247	—	—	247
Balance, June 30, 2008	48,599	486	128,541	590,510	27,820	747,357
Comprehensive income:
Net income	—	—	—	25,201	—	25,201
Other comprehensive income:
Translation adjustment, net of tax of $707	—	—	—	—	(22,101)	(22,101)
Comprehensive income						3,100
Stock options exercised	372	4	6,135	—	—	6,139
Stock compensation	—	—	1,708	—	—	1,708
Tax benefit of options exercised	—	—	483	—	—	483
Cash dividends declared on common stock ($0.20 per share)	—	—	—	(9,761)	—	(9,761)
Balance, December 31, 2008	48,971	490	136,867	605,950	5,719	749,026
Comprehensive income:
Net income	—	—	—	2,274	—	2,274
Other comprehensive income:
Translation adjustment, net of tax of ($38)	—	—	—	—	6,518	6,518
Comprehensive income						8,792
Stock options exercised	69	1	1,125	—	—	1,126
Stock compensation	—	—	791	—	—	791
Tax benefit of options exercised	—	—	(244)	—	—	(244)
Cash dividends declared on common stock ($0.20 per share)	—	—	—	(9,812)	—	(9,812)
Common stock issued at $27.76 per share for stock bonus	10	—	300	—	—	300
Balance, June 30, 2009	49,050	$491	$138,839	$598,412	$12,237	$749,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months
	Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$2,274	$28,733
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss on sale of assets	71	(17)
Depreciation and amortization	14,599	15,007
Deferred income taxes	(448)	177
Noncash compensation related to stock plans	1,043	1,856
Loss in equity method investment	214	—
Excess tax benefit of options exercised	(19)	(45)
Provision for (recovery of) doubtful accounts	1,594	(559)
Provision for obsolete inventory	570	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(39,970)	(48,164)
Inventories	64,612	(7,193)
Trade accounts payable	(818)	17,469
Income taxes payable	3,061	3,027
Accrued profit sharing trust contributions	(5,853)	(3,414)
Accrued cash profit sharing and commissions	2,142	6,436
Other current assets	(4,444)	(121)
Accrued liabilities	(1,789)	303
Other long-term liabilities	3,254	1,802
Accrued workers’ compensation	(8)	—
Other noncurrent assets	(1,903)	(2,010)
Net cash provided by operating activities	38,182	13,287

Cash flows from investing activities
Capital expenditures	(9,509)	(6,745)
Proceeds from sale of capital assets	612	2,668
Asset acquisitions, net of cash acquired	(23,670)	(26,087)
Net cash used in investing activities	(32,567)	(30,164)

Cash flows from financing activities
Line of credit borrowings	842	3,242
Repayment of debt and line of credit borrowings	(842)	(1,237)
Issuance of common stock	1,126	742
Excess tax benefit of options exercised	19	45
Dividends paid	(9,798)	(9,716)
Net cash used in financing activities	(8,653)	(6,924)

Effect of exchange rate changes on cash	1,420	(243)

Net decrease in cash and cash equivalents	(1,618)	(24,044)
Cash and cash equivalents at beginning of period	170,750	186,142
Cash and cash equivalents at end of period	$169,132	$162,098

Noncash activity during the period
Noncash capital expenditures	$194	$95
Dividends declared but not paid	$4,915	$4,860
Issuance of Company’s common stock for compensation	$300	$247
Noncash asset acquisition	$—	$1,568

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

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These interim statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Annual Report”).

The unaudited quarterly condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial information set forth therein, in accordance with GAAP. The year-end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP. The Company’s quarterly results fluctuate. As a result, the Company believes the results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period.

Subsequent Events

The Company has evaluated the financial statements for subsequent events through August 7, 2009, the date of the filing of this Form 10-Q. See Note 11 “Subsequent Events.”

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and incentives, whether actual or estimated based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectibility is reasonably assured and pricing is fixed or determinable. The Company’s general shipping terms are F.O.B. shipping point, where title is transferred and revenue is recognized when the products are shipped to customers. When the Company sells F.O.B. destination point, title is transferred and the Company recognizes revenue on delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing after-market repair and maintenance, engineering activities and software sales and service, though significantly less than 1% of net sales and not material to the consolidated financial statements, are recognized as the services are completed or the software products and services are delivered. If actual costs of sales returns, incentives and discounts were to significantly exceed the recorded estimated allowance, the Company’s sales would be adversely affected.

Net Income Per Common Share

Basic net income per common share is computed based on the weighted average number of common shares outstanding. Potentially dilutive securities, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per share (“EPS”), to diluted EPS:

	Three Months Ended,			Three Months Ended,
	June 30, 2009			June 30, 2008
(in thousands, except			Per			Per
per-share amounts)	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$10,683	49,016	$0.22	$20,381	48,593	$0.42

Effect of Dilutive Securities
Stock options	—	98	—	—	343	—

Diluted EPS
Income available to common stockholders	$10,683	49,114	$0.22	$20,381	48,936	$0.42

	Six Months Ended,			Six Months Ended,
	June 30, 2009			June 30, 2008
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$2,274	49,001	$0.05	$28,733	48,584	$0.59

Effect of Dilutive Securities
Stock options	—	98	—	—	349	—

Diluted EPS
Income available to common stockholders	$2,274	49,099	$0.05	$28,733	48,933	$0.59

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three months ended June 30, 2009 and 2008, 1.1 million shares and 1.0 million shares, respectively, subject to stock options were anti-dilutive. For the six months ended June 30, 2009 and 2008, 1.1 million shares subject to stock options were anti-dilutive.

Accounting for Stock-Based Compensation

The Company maintains two stock option plans under which it may grant incentive stock options and non-qualified stock options, although the Company has granted only non-qualified stock options under these plans. The Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”) is principally for the Company’s employees, and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”) is for its independent directors. The Company generally grants options under each of the 1994 Plan and the 1995 Plan once each year. The exercise price per share of each option granted in February 2009, February 2008 and April 2008 under the 1994 Plan equaled the closing market price per share of the Company’s common stock as reported by the New York Stock Exchange on the day preceding the day that the Compensation Committee of the Company’s Board of Directors met to approve the grant of the options. The exercise price per share under each option granted under the 1995 Plan is at the fair market value on the date specified in the 1995 Plan. Options vest and expire according to terms established at the grant date. There were no options granted under the 1995 Plan in 2009 or 2008.

Under the 1994 Plan, no more than 16 million shares of the Company’s common stock may be sold (including shares already sold) pursuant to all options granted under the 1994 Plan. Under the 1995 Plan, no more than 320 thousand shares of common stock may be sold (including shares already sold) pursuant to all options granted under the 1995 Plan. Shares of common stock issued on exercise of stock options under both of the plans are registered under the Securities Act of 1933. Options granted under the 1994 Plan typically vest evenly over the requisite service period of four years and have a term of seven years. The vesting of options granted under the 1994 Plan will be accelerated if the grantee ceases to be employed by the Company after reaching age 60 or if there is a change in control of the Company. Options granted under the 1995 Plan are fully vested on the date of grant.

The following table represents the Company’s stock option activity for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Stock option expense recognized in operating expenses	$397	$801	$845	$1,702

Tax benefit of stock option expense in provision for income taxes	135	316	283	672

Stock option expense, net of tax	$262	$485	$562	$1,030

Fair value of shares vested	$398	$776	$791	$1,541

Proceeds to the Company from the exercise of stock options	$998	$234	$1,126	$742

Tax benefit from exercise of stock options, including windfall (shortfall) tax benefits	$(59)	$42	$(244)	$113

	At June 30,
	2009	2008

Stock option cost capitalized in inventory	$47	$91

The amounts included in cost of sales, research and development and other engineering, selling, or general and administrative expense depend on the job functions performed by the employees to whom the stock options were granted.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Fair Value of Financial Instruments

As of June 30, 2009, the Company’s investments consisted of only United States Treasury securities and money market funds aggregating $59.5 million, which are maintained in cash equivalents and are carried at cost, approximating fair value, based on Level 1 inputs. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 157.

Income Taxes

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The income tax expense for the first and second quarters of 2009, however, has been computed based on those quarters as discrete periods due to the uncertainty regarding the Company’s ability to reliably estimate pre-tax income for the remainder of the year. The effective tax rate was 19.4% in the first quarter of 2009, which, as a result of the loss before taxes in the first quarter of 2009, resulted in income tax benefit of $2.0 million. The effective tax rate was 43.3% in the second quarter of 2009 which resulted in income tax expense of $8.2 million. The Company cannot reliably estimate pre-tax income for the remainder of 2009 or for the full year, primarily due to the continued uncertainty in the construction markets in which the Company operates. The income tax provision for the three months and six months ended June 30, 2008, was calculated using estimated annual effective tax rates.

Acquisitions

Effective January 1, 2009, the Company adopted the provisions of SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including combinations achieved without the transfer of consideration, such as by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after January 1, 2009, regardless of the date of the original business combination. While this statement did not have a material effect on the Company’s consolidated financial statements on adoption, the effects on future periods will depend on the nature and significance of future business combinations subject to this statement.

In January 2009, the Company acquired the business of RO Design Corp, a Florida corporation doing business as DeckTools, which licenses deck design and estimation software. The software provides professional deck builders, home centers and lumber yards a simple, graphics-driven solution for designing decks and estimating material and labor costs for the project. Payments under the purchase agreement total $4.0 million in cash, including $2.5 million to be paid in the future, which will be treated as compensation expense to the principal officer of RO Design Corp, who is now employed by the Company. As a result of the acquisition, the Company recorded goodwill of $0.4 million and intangible assets subject to amortization of $1.1 million in the connector products segment.

In April 2009, the Company’s subsidiary, Simpson Strong-Tie Europe EURL, purchased the equity of Agence Internationale Commerciale et Industrielle, S.A.S. (“Aginco”). Aginco manufactures a line of high-quality builder products and distributes them in France. The purchase price (subject to post-closing adjustments) was $21.9 million in cash. As a result of the acquisition, the Company recorded goodwill of $12.1 million and intangible assets subject to amortization of $7.4 million in the connector products segment. Net tangible assets, including machinery and equipment, inventory and trade accounts receivable, accounted for the balance of the purchase price. Through this acquisition, the Company increased its presence in the connector market in France. The Company believes that the additional presence will further its position in the construction products market. This factor contributed to a purchase price in excess of fair market value of Aginco’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction.

The Company has not finalized the purchase price allocation for the RO Design Corp and Aginco acquisitions, as the Company is still obtaining information and analyzing the fair value of certain acquired assets and liabilities. The results of operations of the businesses acquired in 2009 are included in the Company’s consolidated results of operations since the dates of the acquisitions and, for periods prior to 2009, were not material to the Company. Accordingly, pro forma results of operations have not been presented.

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 applies to all assets and liabilities assumed in a business combination that would be within the scope of SFAS No. 5, “Accounting for Contingencies,” if not acquired in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS No. 141(R). An acquirer must recognize at fair value, at the acquisition date, an asset or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value of an asset acquired or liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, an asset or liability must be recognized at the acquisition date if both information is available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date and the amount of the assets or liability can be reasonably estimated. FSP FAS 141(R)-1 became effective for the Company for business combinations for which the acquisition date was on or after January 1, 2009, and is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and is effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the new disclosure requirements in its June 30, 2009, condensed consolidated financial statements and the adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities.” This statement clarifies the characteristics that identify a variable interest entity (“VIE”) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risks and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that affect the VIE’s economic performance.  SFAS No. 167 requires the primary beneficiary assessment to be performed on a continuous basis and also requires additional disclosures about an entity’s involvement with the VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE affects the reporting entity’s consolidated financial statements. SFAS No.167 is effective for fiscal years beginning after November 15, 2009.  The Company will adopt SFAS No. 167 on January 1, 2010, and has not yet determined the effect, if any, on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“Codification”). The Codification does not change GAAP but becomes the sole source of authoritative GAAP for companies that are registered under section 12 of the Securities Exchange Act of 1934. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Once effective, the Codification will supersede existing GAAP and become the source of authoritative accounting principles recognized by the FASB. This Statement only requires a change in disclosure and will not affect the Company’s consolidated financial statements.

2.             Trade Accounts Receivable, Net

Trade accounts receivable consist of the following:

	At June 30,		At December 31,
(in thousands)	2009	2008	2008

Trade accounts receivable	$126,686	$144,313	$81,929
Allowance for doubtful accounts	(5,469)	(2,080)	(4,368)
Allowance for sales discounts and returns	(2,571)	(3,071)	(1,556)
	$118,646	$139,162	$76,005

3.                                       Inventories

Inventories consist of the following:

	At June 30,		At December 31,
(in thousands)	2009	2008	2008

Raw materials	$62,041	$83,616	$92,638
In-process products	23,670	26,161	26,371
Finished products	104,442	122,798	132,869
	$190,153	$232,575	$251,878

4.                                       Property, Plant and Equipment, Net

Property, plant and equipment, net, consist of the following:

	At June 30,		At December 31,
(in thousands)	2009	2008	2008

Land	$23,489	$21,305	$23,989
Buildings and site improvements	140,431	133,920	135,992
Leasehold improvements	4,395	4,523	4,287
Machinery and equipment	224,752	221,005	219,641
	393,067	380,753	383,909
Less accumulated depreciation and amortization	(205,833)	(188,662)	(193,639)
	187,234	192,091	190,270
Capital projects in progress	6,724	6,964	3,048
	$193,958	$199,055	$193,318

The Company’s vacant facility in San Leandro, California, remained classified as an asset held for sale as of June 30, 2009, consistent with the classification at December 31, 2008. This facility is associated with the connector segment. In 2007 and 2008, environmental analyses of the San Leandro property indicated that it had contamination related to spilled fuel that would require an estimated $0.7 million to remediate. The clean-up is expected to be completed in 2009. The Company expects to sell the San Leandro property after the remediation is completed.

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

6.                                       Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net, by segment were as follows:

	Goodwill		Intangible Assets, net
	at	at	at	at
	June 30,	December 31,	June 30,	December 31,
(in thousands)	2009	2008	2009	2008
Connector products	$75,423	$64,205	$30,599	$20,889
Venting products	4,435	4,414	2,451	2,564
Total	$79,858	$68,619	$33,050	$23,453

Intangible assets, net, were as follows:

	At June 30, 2009		At December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization
Connector products	$45,194	$14,595	$32,669	$11,780
Venting products	3,291	840	2,962	398
Total	$48,485	$15,435	$35,631	$12,178

Intangible assets consist primarily of customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense for intangible assets during the three months ended June 30, 2009 and 2008, was $2.1 million and $1.2 million, respectively, and during the six months ended June 30, 2009 and 2008, was $3.3 million and $2.3 million, respectively.

At June 30, 2009, estimated future amortization of intangible assets, including the second half of 2009, was as follows:

(in thousands)

2009	$2,720
2010	4,327
2011	4,289
2012	3,530
2013	2,508
2014	2,381
Thereafter	13,295
$33,050

The changes in the carrying amount of goodwill and intangible assets from December 31, 2008 to June 30, 2009, were as follows:

		Intangible
(in thousands)	Goodwill	Assets

Balance at December 31, 2008	$68,619	$23,453
Acquisitions	10,209	8,493
Amortization	—	(3,258)
Reclassifications	(4,144)	3,891
Adjustments due to recognition of deferred tax assets	3,706	—
Foreign exchange	1,468	471
Balance at June 30, 2009	$79,858	$33,050

7.                                       Debt

Outstanding debt at June 30, 2009 and 2008, and December 31, 2008, and the available lines of credit at June 30, 2009, consisted of the following:

	Available	Debt Outstanding
	Credit at	at		at
	June 30,	June 30,		December 31,
(dollar amounts in thousands)	2009	2009	2008	2008

Revolving line of credit, interest at LIBOR plus 0.27% (at June 30, 2009, LIBOR plus 0.27% was 0.57%), expires October 2012, commitment fees payable at the annual rate of 0.08% on the unused portion of the facility	$200,000	$—	$—	$—

Revolving line of credit, interest at the bank’s base rate plus 3% (at June 30, 2009, the bank’s base rate plus 3% was 3.50%), expires October 2009	415	—	—	—

Revolving lines of credit, interest rates between 1.48% and 3.86%	5,448	27	3,177	26
Line of credit		$27	$3,177	$26
Available credit	$205,863

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

Black-Scholes option pricing model assumptions for options granted in 2009 and 2008 are as follows:

Number		Risk-					Weighted
of Options		Free					Average
Granted	Grant	Interest	Dividend	Expected			Fair
(in thousands)	Date	Rate	Yield	Life	Volatility	Exercise Price	Value

1994 Plan
24	02/23/09	2.08%	2.48%	6.5 years	30.9%	$16.10	$4.06
29	02/04/09	2.17%	1.88%	6.5 years	30.9%	$21.25	$5.86
14	04/23/08	3.15%	1.55%	6.0 years	27.1%	$25.74	$6.92
40	02/13/08	2.90%	1.68%	6.0 years	27.1%	$23.78	$6.16

No options were granted under the 1995 Plan in 2009 or 2008.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2009:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value *
Non-Qualified Stock Options	(in thousands)	Price	Life (in years)	(in thousands)

Outstanding at January 1, 2009	2,250	$29.70
Granted	53	18.92
Exercised	(69)	16.45
Forfeited	(55)	36.83
Outstanding at June 30, 2009	2,179	$29.67	2.4	$1,222
Outstanding and expected to vest at June 30, 2009	2,168	$29.68	2.4	$1,212
Exercisable at June 30, 2009	1,965	$29.53	2.1	$1,091

* The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $21.62 as reported by the New York Stock Exchange on June 30, 2009.

The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008, was $0.4 million and $0.3 million, respectively.

A summary of the status of unvested options as of June 30, 2009, and changes during the six months ended June 30, 2009, are presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Options	(in thousands)	Fair Value

Unvested at January 1, 2009	258	$11.58
Granted	53	5.04
Vested	(94)	12.08
Forfeited	(3)	13.68
Unvested at June 30, 2009	214	$9.71

As of June 30, 2009, $1.8 million of total unrecognized compensation cost was related to unvested share-based compensation arrangements under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 1.28 years. Options granted under the 1995 Plan are fully vested and are expensed on the date of grant.

10.                                 Segment Information

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Net Sales
Connector products	$152,197	$205,714	$261,341	$359,882
Venting products	13,726	13,549	23,905	27,037
Total	$165,923	$219,263	$285,246	$386,919

Income from Operations
Connector products	$20,637	$36,396	$13,552	$52,903
Venting products	(1,011)	(2,813)	(4,271)	(5,638)
Administrative and all other	(717)	(1,229)	(710)	(1,438)
Total	$18,909	$32,354	$8,571	$45,827

			At
	At June 30,		December 31,
(in thousands)	2009	2008	2008
Total Assets
Connector products	$636,105	$628,308	$612,733
Venting products	72,858	77,494	77,218
Administrative and all other	120,934	164,281	140,249
Total	$829,897	$870,083	$830,200

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $136.1 million, $137.2 million, and $136.2 million, as of June 30, 2009 and 2008, and December 31, 2008, respectively.

11.                                 Subsequent Events

In July 2009, the Company’s Board of Directors declared a cash dividend of $0.10 per share, a total currently estimated at $4.9 million, to be paid on October 22, 2009, to stockholders of record on October 1, 2009.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and six months ended June 30, 2009 and 2008. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended June 30, 2009, Compared with the Three Months Ended June 30, 2008

Net sales decreased 24.3% from $219.3 million in the second quarter of 2008 to $165.9 million in the second quarter of 2009. Net income decreased 47.6% from $20.4 million in the second quarter of 2008 to $10.7 million in the second quarter of 2009. Diluted net income per common share was $0.22 in the second quarter of 2009 compared to diluted net income per common share of $0.42 in the second quarter of 2008.

In the second quarter of 2009, sales declined throughout the United States. California and the western and southeastern regions had the largest decreases in sales. Sales during the quarter also decreased throughout Europe, with the exception of France, and decreased in the United Kingdom and Canada. Sales in France were flat, primarily due to the acquisition of Agence Internationale Commerciale et Industrielle, S.A.S. (“Aginco”) in April 2009. Sales in Asia, although relatively small, have increased as Simpson Strong-Tie has recently expanded its presence in the region. Simpson Strong-Tie’s second quarter sales decreased 26.0% from the same quarter last year, while Simpson Dura-Vent’s sales increased 1.3%. Simpson Strong-Tie’s sales to dealer distributors and contractor distributors decreased significantly as homebuilding activity, and general economic conditions, remain weak. Sales to home centers decreased slightly. Sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of Simpson Dura-Vent’s Direct-Vent and gas vent product lines decreased, but the decrease was offset by increases in sales of chimney and pellet vent products, as well as an increase in sales of special gas vent and relining products resulting from the acquisition of ProTech Systems, Inc. (“ProTech”) in June 2008.

Income from operations decreased 41.6% from $32.4 million in the second quarter of 2008 to $18.9 million in the second quarter of 2009. Gross margins decreased from 38.2% in the second quarter of 2008 to 36.9% in the second quarter of 2009. The decrease in gross margins was primarily due to reduced absorption of fixed overhead, as a result of lower production volumes, as well as higher manufacturing costs, including higher costs of material and labor. The decline in steel prices slowed in the second quarter of 2009. The Company expects steel prices to increase as demand returns to the market. Through the first half of 2009, the Company had focused on reducing inventories, which decreased by 24.5%.

Research and development expense decreased 8.0% from $5.6 million in the second quarter of 2008 to $5.2 million in the second quarter of 2009. This decrease was primarily due to a $0.3 million decrease in personnel-related expenses. Selling expense decreased 23.9% from $22.1 million in the second quarter of 2008 to $16.9 million in the second quarter of 2009. The decrease resulted primarily from a $3.1 million decrease in expenses associated with sales and marketing personnel, most of which was related to cost-cutting measures, and a $1.8 million decrease in promotional expenditures. General and administrative expense decreased 14.5% from $23.8 million in the second quarter of 2008 to $20.3 million in the second quarter of 2009. The decrease was the result of several factors, including a $3.0 million decrease in cash profit sharing, a $0.8 million decrease in administrative personnel expenses, related in part to cost-cutting measures, and a $0.7 million decrease in legal and professional service expenses. These decreases were partly offset by a $0.9 million increase in amortization of intangible assets, primarily related to the businesses acquired since June 2008. The Company had interest expense in excess of interest income, primarily related to maintenance fees on its line of credit, in the second quarter of 2009, as compared to interest income in the second quarter of 2008. Interest income decreased primarily due to lower interest rates. The effective tax rate was 43.3% in the second quarter of 2009, up from 38.0% in the second quarter of 2008. The effective tax rate is higher than the statutory rate primarily due to the valuation allowances taken on foreign losses and a reduced benefit from the reduction or loss of enterprise zone tax credits at two of the Company’s facilities in California. In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The income tax expense for the three months ended June 30, 2009, however, has been computed based on the three months ended June 30, 2009, as a discrete period due to the uncertainty regarding the Company’s ability to reliably estimate pre-tax income for the remainder of the year. The Company cannot reliably estimate pre-tax income for the remainder of 2009 or for the full year, primarily due to the continued uncertainty in the construction markets in which the Company operates. The income tax provision for the three months ended June 30, 2008, was calculated using estimated annual effective tax rates.

Connector Products — Simpson Strong-Tie

Simpson Strong-Tie’s net sales decreased 26.0% from $205.7 million in the second quarter of 2008 to $152.2 million in the second quarter of 2009. Simpson Strong-Tie accounted for 91.7% of the Company’s total net sales in the second quarter of 2009, down from 93.8% in the second quarter of 2008. The decrease in net sales at Simpson Strong-Tie resulted primarily from a decrease in sales volume, some of which was offset by increases from newly acquired businesses, although average prices increased 18.0% as compared to the second quarter of 2008. In the second quarter of 2009, Simpson Strong-Tie’s sales declined throughout the United States. California and the western and the southeastern regions had the largest decrease in sales. Simpson Strong-Tie’s sales during the quarter also decreased throughout Europe, with the exception of France, and decreased in the United Kingdom and Canada. Sales in France were flat, primarily due to the acquisition of Aginco in April 2009. Sales in Asia, although relatively small, have increased as Simpson Strong-Tie has recently expanded its presence in the region. Simpson Strong-Tie’s sales to dealer distributors and contractor distributors decreased significantly as homebuilding activity, and general economic conditions, remain weak. Sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction.

Simpson Strong-Tie’s income from operations decreased 43.3% from $36.4 million in the second quarter of 2008 to $20.6 million in the second quarter of 2009. Gross margin decreased from 41.0% in the second quarter of 2008 to 38.8% in the second quarter of 2009. This decrease was primarily due to reduced absorption of fixed overhead, as a result of lower production volumes, as well as higher manufacturing costs, including higher costs of material and labor.

Simpson Strong-Tie’s research and development expense decreased 9.5% from $5.4 million in the second quarter of 2008 to $4.9 million in the second quarter of 2009. This decrease was primarily due to a $0.3 million decrease in expenses related to personnel. Simpson Strong-Tie’s selling expense decreased 25.4% from $20.7 million in the second quarter of 2008 to $15.4 million in the second quarter of 2009. The decrease resulted primarily from a $3.0 million decrease in expenses associated with sales and marketing personnel, most of which was related to cost-cutting measures, and a $1.9 million decrease in promotional expenditures. Simpson Strong-Tie’s general and administrative expense decreased 17.9% from $21.9 million in the second quarter of 2008 to $18.0 million in the second quarter of 2009. The decrease was primarily due to a $2.2 million decrease in cash profit sharing, a $1.3 million decrease in administrative personnel expenses, a $0.5 million decrease in information technology expenditures and a $0.4 million decrease in home office administrative allocations. The decrease was partly offset by an increase of $0.7 million in amortization of intangible assets, primarily related to the businesses acquired since June 2008.

For its European operations, Simpson Strong-Tie recorded losses from operations of $1.4 million in the second quarter of 2009 compared to income from operations of $2.6 million in the second quarter of 2008.

Simpson Strong-Tie has continued to adjust production levels downward at various facilities in the United States, and as a result, has reduced its labor force at these facilities.

Venting Products — Simpson Dura-Vent

Simpson Dura-Vent’s net sales increased 1.3% to $13.7 million in the second quarter of 2009 from $13.5 million in the second quarter of 2008. Simpson Dura-Vent accounted for 8.3% of the Company’s total net sales in the second quarter of 2009, an increase from 6.2% in the second quarter of 2008. The increase in net sales at Simpson Dura-Vent resulted primarily from average price increases of 6.9% as compared to the second quarter of 2008, offset by a decrease in sales volume even with the increase from ProTech. In the second quarter of 2009, Simpson Dura-Vent’s sales increased primarily in the southeast and northeast, but those increases were largely offset by decreases elsewhere, primarily in California, resulting from the weakness in new home construction. Sales were mixed across Simpson Dura-Vent’s product lines, with sales increases of chimney, pellet vent, special gas vent and relining products offset by decreases in gas vent and Direct-Vent products.  The increase in special gas vent and relining products was a result of the acquisition of ProTech in June 2008.

Simpson Dura-Vent’s loss from operations decreased from $2.8 million in the second quarter of 2008 to $1.0 million in the second quarter of 2009. Simpson Dura-Vent’s gross profit increased to $2.2 million in the second quarter of 2009 from a loss of $0.2 million in the second quarter of 2008. This increase was primarily due to lower fixed overhead, labor and shipping costs, offset slightly by higher costs of material.

Simpson Dura-Vent’s general and administrative expense increased 48.1% to $1.5 million in the second quarter of 2009 from $1.0 million in the second quarter of 2008. This increase was primarily due to a $0.1 million increase in expenses associated with administrative personnel, including those at businesses acquired in 2008, and a $0.3 million increase in intangible asset amortization expense.

Administrative and All Other (Company)

Interest income is generated on the Company’s cash and cash equivalents balances. Interest income decreased primarily as a result of lower interest rates and was more than offset by interest expense, which includes interest, account maintenance fees and bank charges.

Results of Operations for the Six Months Ended June 30, 2009, Compared with the Six Months Ended June 30, 2008

Net sales decreased 26.3% from $386.9 million in the first half of 2008 to $285.2 million in the first half of 2009. Net income decreased 92.1% from $28.7 million in the first half of 2008 to $2.3 million in the first half of 2009. Diluted net income per common share was $0.05 in the first half of 2009 compared to diluted net income per common share of $0.59 in the first half of 2008.

In the first half of 2009, sales declined throughout the United States. California and the western and southeastern regions had the largest decreases in sales. Sales during the period also decreased throughout Europe, the United Kingdom and Canada. Simpson Strong-Tie’s first half sales decreased 27.4% from the same period last year, while Simpson Dura-Vent’s sales decreased 11.6%. Simpson Strong-Tie’s sales to dealer distributors and contractor distributors decreased significantly as a result of the weakness in the U.S. housing market. Sales to home centers decreased slightly. Sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of Simpson Dura-Vent’s Direct-Vent and gas vent product lines decreased, but the decrease was partly offset by an increase in sales of pellet vent products, as well as an increase in sales of special gas vent and relining products resulting from the acquisition of ProTech in June 2008.

Income from operations decreased 81.3% from $45.8 million in the first half of 2008 to $8.6 million in the first half of 2009. Gross margins decreased from 36.2% in the first half of 2008 to 32.2% in the first half of 2009. The decrease in gross margins was primarily due to reduced absorption of fixed overhead, as a result of lower production volumes, as well as higher manufacturing costs, including higher costs of material and labor.

Research and development expense decreased 6.4% from $10.7 million in the first half of 2008 to $10.0 million in the first half of 2009. This decrease was primarily due to a $0.4 million decrease in professional service fees and a $0.1 million decrease in personnel-related expenses. Selling expense decreased 21.6% from $41.9 million in the first half of 2008 to $32.9 million in the first half of 2009. The decrease resulted primarily from a $5.1 million decrease in expenses associated with sales and marketing personnel, most of which was related to cost-cutting measures, and a $2.8 million decrease in promotional expenditures. General and administrative expense decreased 2.8% from $41.6 million in the first half of 2008 to $40.5 million in the first half of 2009. The decrease resulted from a $4.5 million decrease in cash profit sharing, partly offset by a $2.2 million increase in bad debt charges in the first quarter of 2009 and a $1.0 million increase in amortization of intangible assets, primarily related to the businesses acquired since June 2008. Interest income decreased 96.1% from $1.6 million in the first half of 2008 to $0.1 million in the first half of 2009, primarily due to lower interest rates and maintenance fees on the Company’s line of credit. The effective tax rate was 73.0% in the first half of 2009, up from 39.5% in the first half of 2008. The effective tax rate is higher than the statutory rate primarily due to the valuation allowances taken on foreign losses and a reduced benefit from the reduction or loss of enterprise zone tax credits at two of the Company’s facilities in California. The income tax expense for the first half of 2009, however, has been computed based on the first and second quarters of 2009 as discrete periods due to the uncertainty regarding the Company’s ability to reliably estimate pre-tax income for the remainder of the year. The effective tax rate was 19.4% in the first quarter of 2009, which, as a result of the loss before taxes in the first quarter of 2009, resulted in income tax benefit of $2.0 million. The effective tax rate was 43.3% in the second quarter of 2009 which resulted in income tax expense of $8.2 million. The Company cannot reliably estimate pre-tax income for the remainder of 2009 or for the full year, primarily due to the continued uncertainty in the construction markets in which the Company operates. The income tax provision for the six months ended June 30, 2008, was calculated using estimated annual effective tax rates.

Connector Products — Simpson Strong-Tie

Simpson Strong-Tie’s net sales decreased 27.4% from $359.9 million in the first half of 2008 to $261.3 million in the first half of 2009. Simpson Strong-Tie accounted for 91.6% of the Company’s total net sales in the first half of 2009, a decrease from 93.0% in the first half of 2008. The decrease in net sales at Simpson Strong-Tie resulted primarily from a decrease in sales volume, partly offset by increases from newly acquired businesses and increases in prices averaging 19.6% from the first half of 2008. In the first half of 2009, Simpson Strong-Tie’s sales declined throughout the United States. California, the western states and the southeastern states had the largest decrease in sales. Simpson Strong-Tie’s sales during the first half of 2009 also decreased throughout Europe, the United Kingdom and Canada. Sales in Asia, although relatively small, have increased as Simpson Strong-Tie has recently expanded its presence in the region. Simpson Strong-Tie’s sales to dealer distributors and contractor distributors decreased significantly as a result of the weakness in the U.S. housing market. Sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction.

Simpson Strong-Tie’s income from operations decreased 74.4% from $52.9 million in the first half of 2008 to $13.6 million in the first half of 2009. Gross margin decreased from 39.0% in the first half of 2008 to 34.3% in the first half of 2009. This decrease was primarily due to reduced absorption of fixed overhead, as a result of lower production volumes, as well as slightly higher manufacturing costs, including higher costs of material, labor and distribution.

Simpson Strong-Tie’s research and development expense decreased 8.2% from $10.2 million in the first half of 2008 to $9.4 million in the first half of 2009. This decrease was primarily due to a $0.5 million decrease in professional services and a $0.2 million decrease in personnel-related expenses. Simpson Strong-Tie’s selling expense decreased 22.4% from $38.8 million in the first half of 2008 to $30.1 million in the first half of 2009. The decrease resulted primarily from a $4.9 million decrease in expenses associated with sales and marketing personnel, most of which was related to cost-cutting measures, a $2.8 million decrease in promotional expenditures and a $0.4 million decrease in professional services. Simpson Strong-Tie’s general and administrative expense decreased 4.7% from $38.4 million in the first half of 2008 to $36.6 million in the first half of 2009. The decrease was primarily due to a $3.7 million decrease in cash profit sharing that resulted from lower operating income, a $0.9 million decrease in administrative personnel expenses, and a $0.7 million decrease in information technology expenditures, which were partly offset by a $2.2 million increase in the provision for bad debt, primarily related to one customer, and a $0.9 million increase in home office administrative allocations.

For its European operations, Simpson Strong-Tie recorded losses from operations of $5.6 million in the first half of 2009 compared to income from operations of $1.6 million in the first half of 2008.

Simpson Strong-Tie has continued to adjust production levels downward at various facilities in the United States and, as a result, has reduced its labor force at these facilities.

Venting Products — Simpson Dura-Vent

Simpson Dura-Vent’s net sales decreased 11.6% from $27.0 million in the first half of 2008 to $23.9 million in the first half of 2009. Simpson Dura-Vent accounted for 8.4% of the Company’s total net sales in the first half of 2009, an increase from 7.0% in the first half of 2008. The decrease in net sales at Simpson Dura-Vent resulted primarily from a decrease in sales volume, partly offset by the addition of ProTech sales and increases in prices averaging 8.1% from the first half of 2008. In the first half of 2009, Simpson Dura-Vent’s sales decreased throughout the United States, with the largest decreases in California and the western region, resulting from the weakness in new home construction. These decreases were offset slightly by increases in the southeastern and northeastern regions. Sales of Simpson Dura-Vent’s Direct-Vent and gas vent product lines decreased, while sales of its pellet vent products increased, as did sales of its special gas vent and relining products resulting from the acquisition of ProTech in June 2008.

Simpson Dura-Vent’s loss from operations decreased from $5.6 million in the first half of 2008 to $4.3 million in the first half of 2009. Simpson Dura-Vent’s gross profit increased to $2.3 million in the first half of 2009 from a loss of $55 thousand in the first half of 2008. This increase was primarily due to lower fixed overhead and labor costs, offset slightly by higher material costs.

Simpson Dura-Vent’s research and development expense increased 33.8% to $0.7 million in the first half of 2009 from $0.5 million in the first half of 2008, which resulted primarily from an increase of $0.1 million in professional service expenses and a $0.1 million increase in personnel costs.  Simpson Dura-Vent’s selling expense decreased 10.9% from $3.1 million in the first half of 2008 to $2.8 million in the first half of 2009. This decrease resulted primarily from a $0.2 million decrease in agent commissions and a $0.1 million decrease in expenses associated with sales and marketing personnel. Simpson Dura-Vent’s general and administrative expense increased 58.2% to $3.1 million in the first half of 2009 from $2.0 million in the first half of 2008. This increase was primarily due to a $0.3 million increase in expenses associated with administrative personnel, including those at businesses acquired in 2008, and a $0.4 million increase in intangible asset amortization expense.

Administrative and All Other (Company)

Interest income is generated on the Company’s cash and cash equivalents balances. In the first half of 2009, interest income decreased primarily as a result of lower interest rates and was nearly offset by interest expense, which includes interest, account maintenance fees and bank charges.

Critical Accounting Policies and Estimates

The Company did not make any significant changes to its critical accounting policies and estimates during the three or six months ended June 30, 2009, from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. See Note 1, “Basis of Presentation — Recently Issued Accounting Standards,” to the Company’s Condensed Consolidated Financial Statements regarding recently issued accounting standards.

Liquidity and Sources of Capital

As of June 30, 2009, working capital was $438.4 million as compared to $448.7 million at June 30, 2008, and $455.7 million at December 31, 2008. The decrease in working capital from December 31, 2008, was primarily due to a $61.7 million decrease in inventories, a $1.6 million decrease in cash and cash equivalents, a $2.2 million increase in accrued cash profit sharing and commissions and a $1.4 million increase in income taxes payable. Raw material inventories decreased 33.0% from December 31, 2008, while in-progress and finished goods inventories decreased 19.5% over the same period. The decrease in raw material inventories resulted from lower purchasing activity during the quarter, and the decreases in in-progress and finished goods inventories resulted from higher sales and lower production volumes at the Company’s manufacturing facilities. Partly offsetting the decreases in working capital were a $42.6 million increase in net trade accounts receivable, a $2.1 million increase in other current assets, and a $5.8 million decrease in accrued profit sharing contributions. Net trade accounts receivable increased 56.1% from December 31, 2008, as a result of increased sales in the latter part of the second quarter of 2009 compared to the latter part of the fourth quarter of 2008. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts, none of which was individually material. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $2.3 million and noncash expenses, primarily depreciation, amortization and stock-based compensation charges totaling $15.6 million, resulted in net cash provided by operating activities of $38.2 million. As of June 30, 2009, the Company had unused credit facilities available of $205.9 million.

In January 2009, the Company acquired the business of RO Design Corp, a Florida corporation doing business as DeckTools, which licenses deck design and estimation software. The software provides professional deck builders, home centers and lumber yards a simple, graphics-driven solution for designing decks and estimating material and labor costs for the project. Payments under this agreement total $4.0 million in cash, including $2.5 million to be paid in the future, which will be treated as compensation expense to the principal officer of RO Design Corp, who is now employed by the Company. The Company recorded goodwill of $0.4 million and intangible assets subject to amortization of $1.1 million in the connector products segment as a result of the acquisition, but the purchase price allocation has not been finalized.

In April 2009, the Company’s subsidiary, Simpson Strong-Tie Europe EURL, purchased the equity of Aginco, which manufactures a line of high-quality builder products and distributes them in France. The purchase price (subject to post-closing adjustments) was $21.9 million in cash. The Company recorded goodwill of $12.1 million and intangible assets subject to amortization of $7.4 million in the connector products segment as a result of the acquisition. Net tangible assets, including machinery and equipment, inventory and trade accounts receivable, accounted for the balance of the purchase price, but the purchase price allocation has not been finalized.

The Company used $32.6 million in its investing activities, primarily for the acquisitions of the RO Design Corp and Aginco businesses and capital expenditures mainly at its facilities in Europe and Asia. The Company estimates that its full-year capital spending will total $16.0 million in 2009.

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

The Company’s financing activities used net cash of $8.7 million. The payment of cash dividends in the amount of $9.8 million was the primary financing activity use of cash. Cash provided by financing activities was primarily from the issuance of the Company’s common stock through the exercise of stock options totaling $1.1 million. In July 2009, the Company’s Board of Directors declared a cash dividend of $0.10 per share, a total currently estimated at $4.9 million, to be paid on October 22, 2009, to stockholders of record on October 1, 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to the Company’s operations as a whole. The translation adjustment resulted in an increase in accumulated other comprehensive income of $12.3 million and $6.5 million for the three and six months ended June 30, 2009, primarily due to the effect of the weakening of the United States dollar in relation to the Canadian dollar and most European currencies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2009, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date, at the reasonable assurance level, in ensuring that information required to be disclosed is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and in seasonably alerting them to material information required to be included in this report.

The Company’s management, including the CEO and the CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will necessarily prevent all fraud and material errors.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  In addition, the design of a control system must reflect the facts that there are resource constraints and that the benefits of controls must be considered relative to their costs.  The inherent limitations in an internal control system include the realities that judgments can be faulty and that breakdowns can occur because of simple error or mistake.  Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of internal control is also based in part on assumptions about the likelihood of future events, and there can be only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future events and conditions.  Over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2009, the Company made no changes to its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2008, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from December 2007. The authorization will remain in effect through the end of 2009. The Company did not repurchase any of its common stock in the first half of 2009.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders (“Annual Meeting”) was held on April 17, 2009. The following nominees were elected as directors by the votes indicated:

	Total Votes	Total Votes
	for Each	Withheld from	Term
Name	Director	Each Director	Expires*

Barclay Simpson	32,015,862	13,395,857	2012
Jennifer A. Chatman	45,052,436	359,282	2012
Robin G. MacGillivray	44,911,009	500,709	2012

* The term expires on the date of the Annual Meeting in the year indicated.

The terms as directors of Peter N. Louras, Jr., Gary M. Cusumano, Earl F. Cheit, Thomas J Fitzmyers and Barry Lawson Williams continued after the meeting.

The following proposals were also adopted at the Annual Meeting by the votes indicated:

Proposal	For	Against	Abstain

To ratify the correction of a clerical error in the previously approved Company’s 1994 Stock Option Plan	42,863,893	2,495,064	52,761

To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for 2009	44,451,649	945,904	14,165

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

4.1                   Amended Rights Agreement dated as of June 15, 2009, between Simpson Manufacturing Co., Inc. and Computershare Trust Company, N.A., which includes as Exhibit B the form of Rights Certificate, is incorporated by reference to Exhibit 4.1 of Simpson Manufacturing Co., Inc.’s Registration Statement on Form 8-A/A dated June 15, 2009.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 7, 2009	By	/s/Karen Colonias
Karen Colonias
Chief Financial Officer
(principal accounting and financial officer)