Form 10-Q
period 2009-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2009-11-06
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of September 30, 2009:  49,302,460

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	September 30,		December 31,
	2009	2008	2008

ASSETS
Current assets
Cash and cash equivalents	$220,139	$163,857	$170,750
Trade accounts receivable, net	108,005	125,875	76,005
Inventories	178,237	251,647	251,878
Deferred income taxes	13,888	11,745	11,995
Assets held for sale	7,887	8,429	8,387
Other current assets	10,899	7,191	8,582
Total current assets	539,055	568,744	527,597

Property, plant and equipment, net	191,326	195,062	193,318
Goodwill	81,289	75,799	68,619
Intangible assets, net	31,885	22,376	23,453
Equity method investment	—	—	214
Other noncurrent assets	13,614	16,720	16,999
Total assets	$857,169	$878,701	$830,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$29	$629	$26
Trade accounts payable	29,638	46,113	21,675
Accrued liabilities	31,654	39,835	34,102
Income taxes payable	1,189	3,593	—
Accrued profit sharing trust contributions	5,436	7,603	9,541
Accrued cash profit sharing and commissions	5,620	10,313	2,264
Accrued workers’ compensation	4,276	4,116	4,286
Total current liabilities	77,842	112,202	71,894

Long-term liabilities	9,019	10,607	9,280
Total liabilities	86,861	122,809	81,174

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, at par value	493	486	490
Additional paid-in capital	144,199	130,032	136,867
Retained earnings	606,251	609,010	605,950
Accumulated other comprehensive income	19,365	16,364	5,719
Total stockholders’ equity	770,308	755,892	749,026
Total liabilities and stockholders’ equity	$857,169	$878,701	$830,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per-share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2009	2008

Net sales	$167,200	$219,823	$452,446	$606,742
Cost of sales	106,299	130,143	299,594	376,939
Gross profit	60,901	89,680	152,852	229,803

Operating expenses:
Research and development and other engineering	4,971	5,662	14,997	16,375
Selling	15,563	21,323	48,440	63,264
General and administrative	19,351	25,514	59,828	67,155
	39,885	52,499	123,265	146,794

Income from operations	21,016	37,181	29,587	83,009

Loss in equity method investment, before tax	—	—	(214)	—
Interest income, net	—	579	64	2,213

Income before income taxes	21,016	37,760	29,437	85,222

Provision for income taxes	8,258	14,398	14,405	33,126

Net income	$12,758	$23,362	$15,032	$52,096

Net income per common share
Basic	$0.26	$0.48	$0.31	$1.07
Diluted	$0.26	$0.48	$0.31	$1.06

Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.30

Number of shares outstanding
Basic	49,195	48,612	49,066	48,593
Diluted	49,355	48,946	49,185	48,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the nine months ended September 30, 2008 and 2009, and three months ended December 31, 2008

(In thousands except per-share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance, January 1, 2008	48,552	$485	$126,119	$571,499	$25,297	$723,400
Comprehensive income:
Net income	—	—	—	52,096	—	52,096
Other comprehensive income:
Translation adjustment, net of tax of $(317)	—	—	—	—	(8,933)	(8,933)
Comprehensive income						43,163
Stock options exercised	75	1	1,380	—	—	1,381
Stock compensation	—	—	2,309	—	—	2,309
Tax benefit of options exercised	—	—	(23)	—	—	(23)
Cash dividends declared on common stock, $0.30 per share	—	—	—	(14,585)	—	(14,585)
Common stock issued at $26.59 per share for stock bonus	9	—	247	—	—	247
Balance, September 30, 2008	48,636	486	130,032	609,010	16,364	755,892
Comprehensive income:
Net income	—	—	—	1,838	—	1,838
Other comprehensive income:
Translation adjustment, net of tax of $395	—	—	—	—	(10,645)	(10,645)
Comprehensive income						(8,807)
Stock options exercised	335	4	5,496	—	—	5,500
Stock compensation	—	—	940	—	—	940
Tax benefit of options exercised	—	—	399	—	—	399
Cash dividends declared on common stock, $0.10 per share	—	—	—	(4,898)	—	(4,898)
Balance, December 31, 2008	48,971	490	136,867	605,950	5,719	749,026
Comprehensive income:
Net income	—	—	—	15,032	—	15,032
Other comprehensive income:
Translation adjustment, net of tax of ($33)	—	—	—	—	13,646	13,646
Comprehensive income						28,678
Stock options exercised	321	3	6,351	—	—	6,354
Stock compensation	—	—	1,176	—	—	1,176
Tax benefit of options exercised	—	—	(495)	—	—	(495)
Cash dividends declared on common stock, $0.30 per share	—	—	—	(14,731)	—	(14,731)
Common stock issued at $27.76 per share for stock bonus	10	—	300	—	—	300
Balance, September 30, 2009	49,302	$493	$144,199	$606,251	$19,365	$770,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months
	Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$15,032	$52,096
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of assets	236	(58)
Depreciation and amortization	22,093	22,634
Deferred income taxes	(1,597)	(505)
Noncash compensation related to stock plans	1,554	2,715
Loss in equity method investment	214	—
Excess tax benefit of options exercised	(283)	(118)
Provision for doubtful accounts	456	7
Provision for obsolete inventory	788	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(27,552)	(36,078)
Inventories	77,883	(27,616)
Trade accounts payable	6,182	15,679
Income taxes payable	2,929	6,206
Accrued profit sharing trust contributions	(4,178)	(991)
Accrued cash profit sharing and commissions	3,279	6,223
Other current assets	(4,628)	(858)
Accrued liabilities	(4,345)	(454)
Other long-term liabilities	2,529	631
Accrued workers’ compensation	(11)	—
Other noncurrent assets	(1,844)	(2,931)
Net cash provided by operating activities	88,737	36,582

Cash flows from investing activities
Capital expenditures	(12,452)	(10,326)
Proceeds from sale of capital assets	930	2,674
Asset acquisitions, net of cash acquired	(23,670)	(34,028)
Net cash used in investing activities	(35,192)	(41,680)

Cash flows from financing activities
Line of credit borrowings	1,527	3,695
Repayment of debt and line of credit borrowings	(1,527)	(4,101)
Issuance of common stock	6,354	1,381
Excess tax benefit of options exercised	283	118
Dividends paid	(14,702)	(14,576)
Net cash used in financing activities	(8,065)	(13,483)

Effect of exchange rate changes on cash	3,909	(3,704)

Net increase (decrease) in cash and cash equivalents	49,389	(22,285)
Cash and cash equivalents at beginning of period	170,750	186,142
Cash and cash equivalents at end of period	$220,139	$163,857

Noncash activity during the period
Noncash capital expenditures	$—	$135
Dividends declared but not paid	$4,919	$4,863
Issuance of Company’s common stock for compensation	$300	$247
Noncash asset acquisition	$—	$1,457

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

Subsequent Events

The Company has evaluated the financial statements for subsequent events through November 6, 2009, the date of the filing of this Form 10-Q. See Note 11 “Subsequent Events.”

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

The following is a reconciliation of basic earnings per share (“EPS”), to diluted EPS:

	Three Months Ended,			Three Months Ended,
	September 30, 2009			September 30, 2008
(in thousands, except			Per			Per
per-share amounts)	Income	Share	Shares	Income	Shares	Share
Basic EPS
Income available to common stockholders	$12,758	49,195	$0.26	$23,362	48,612	$0.48

Effect of Dilutive Securities
Stock options	—	160	—	—	334	—

Diluted EPS
Income available to common stockholders	$12,758	49,355	$0.26	$23,362	48,946	$0.48

	Nine Months Ended,			Nine Months Ended,
	September 30, 2009			September 30, 2008
			Per			Per
	Income	Share	Shares	Income	Share	Shares
Basic EPS
Income available to common stockholders	$15,032	49,066	$0.31	$52,096	48,593	$1.07

Effect of Dilutive Securities
Stock options	—	119	—	—	346	(0.01)

Diluted EPS
Income available to common stockholders	$15,032	49,185	$0.31	$52,096	48,939	$1.06

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three months ended September 30, 2009 and 2008, 0.9 million shares and 1.0 million shares, respectively, subject to stock options were anti-dilutive. For the nine months ended September 30, 2009 and 2008, 1.0 million shares and 1.1 million shares, respectively, subject to stock options were anti-dilutive.

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

The following table represents the Company’s stock option activity for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2009	2009	2008

Stock option expense recognized in operating expenses	$386	$772	$1,231	$2,473

Tax benefit of stock option expense in provision for income taxes	131	305	413	975

Stock option expense, net of tax	$255	$467	$818	$1,498

Fair value of shares vested	$385	$769	$1,176	$2,309

Proceeds to the Company from the exercise of stock options	$5,228	$640	$6,354	$1,381

Tax benefit from exercise of stock options, including windfall (shortfall) tax benefits	$(251)	$159	$(495)	$272

	At September 30,
	2009	2008
Stock option cost capitalized in inventory	$46	$88

The amounts included in cost of sales, research and development and other engineering, selling, or general and administrative expense depend on the job functions performed by the employees to whom the stock options were granted.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Fair Value of Financial Instruments

As of September 30, 2009, the Company’s investments consisted of only United States Treasury securities and money market funds aggregating $114.0 million, which are maintained in cash equivalents and are carried at cost, approximating fair value, based on Level 1 inputs. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities, as defined in the “Fair Value Measurements and Disclosures” topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”).

Income Taxes

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The income tax expense for the first three quarters of 2009, however, has been computed based on those quarters as discrete periods due to the uncertainty regarding the Company’s ability to reliably estimate pre-tax income for the remainder of the year. The effective tax rate was 19.4% in the first quarter of 2009, which, as a result of the loss before taxes in the first quarter of 2009, resulted in income tax benefit of $2.0 million. The effective tax rate was 43.3% in the second quarter of 2009 which resulted in income tax expense of $8.2 million. The effective tax rate was 39.3% in the third quarter of 2009 which resulted in income tax expense of $8.3 million. The Company cannot reliably estimate pre-tax income for the remainder of 2009 or for the full year, primarily due to the continued uncertainty in the construction markets in which the Company operates. The income tax provision for the three months and nine months ended September 30, 2008, was calculated using estimated annual effective tax rates.

Acquisitions

Effective January 1, 2009, the Company adopted the revised business combinations guidance codified as the “Business Combinations” topic of the FASB ASC. This revised guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users the information needed to evaluate and understand the nature and financial effect of the business combination. The revised business combination guidance applies to all transactions or other events in which the Company obtains control of one or more businesses, including combinations achieved without the transfer of consideration, such as by contract alone or through the lapse of minority veto rights. This guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after January 1, 2009, regardless of the date of the original business combination. While this guidance did not have a material effect on the Company’s consolidated financial statements on adoption, the effects on future periods will depend on the nature and significance of future business combinations subject to this guidance.

In January 2009, the Company’s subsidiary, Simpson Strong-Tie Company Inc., acquired the business of RO Design Corp, a Florida corporation doing business as DeckTools, which licenses deck design and estimation software. The software provides professional deck builders, home centers and lumber yards a simple, graphics-driven solution for designing decks and estimating material and labor costs for the project. Payments under the purchase agreement total $4.0 million in cash, including $2.5 million to be paid in the future, which will be treated as compensation expense to the principal officer of RO Design Corp, who is now employed by the Company. As a result of the acquisition, the Company recorded goodwill of $0.4 million and intangible assets subject to amortization of $1.1 million in the connector products segment.

In April 2009, the Company’s subsidiary, Simpson Strong-Tie Europe EURL, purchased the equity of Agence Internationale Commerciale et Industrielle, S.A.S. (“Aginco”). Aginco manufactures a line of high-quality builder products and distributes them in France. The purchase price (subject to post-closing adjustments) was $21.9 million in cash. Through this acquisition, the Company increased its presence in the connector market in France. The Company believes that the additional presence will further its position in the construction products market. This factor contributed to a purchase price in excess of fair market value of Aginco’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction of $12.1 million and intangible assets subject to amortization of $7.4 million in the connector products segment. Net tangible assets, including machinery and equipment, inventory and trade accounts receivable, accounted for the balance of the purchase price.

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

Recently Issued Accounting Standards

In April 2009, the FASB issued new guidance to the “Business Combinations” topic of the FASB ASC, which applies to all assets and liabilities assumed in a business combination that would be within the scope of the “Contingencies” topic of the FASB ASC, if not acquired in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in the “Business Combinations” topic of the FASB ASC. An acquirer must recognize at fair value, at the acquisition date, an asset or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value of an asset acquired or liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, an asset or liability must be recognized at the acquisition date if both information is available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date and the amount of the assets or liability can be reasonably estimated. This new guidance became effective for the Company for business combinations for which the acquisition date was on or after January 1, 2009, and has not and is not currently expected to have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance codified in the “Subsequent Events” topic of the FASB ASC, which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The subsequent events guidance requires the disclosure of the date through which an entity has evaluated subsequent events and is effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the new disclosure requirements in its June 30, 2009, condensed consolidated financial statements and the adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance codified as the “Generally Accepted Accounting Principles” topic of the FASB ASC. The ASC is the sole source of authoritative GAAP for companies that are registered under section 12 of the Securities Exchange Act of 1934. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative.  This guidance only required a change in disclosure and did not affect the Company’s consolidated financial statements.

In June 2009, the FASB issued a new standard, not yet codified in the FASB ASC, amending the accounting and disclosure requirements for the consolidation of variable interest entities. This standard clarifies the characteristics that identify a variable interest entity (“VIE”) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risks and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that affect the VIE’s economic performance.  This standard requires the primary beneficiary assessment to be performed on a continuous basis and also requires additional disclosures about an entity’s involvement with the VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE affects the reporting entity’s consolidated financial statements. It is effective for fiscal years beginning after November 15, 2009.  The Company will adopt this accounting standard on January 1, 2010, and has not yet determined the effect, if any, on its consolidated financial statements.

2.             Trade Accounts Receivable, Net

Trade accounts receivable consist of the following:

	At September 30,		At December 31,
(in thousands)	2009	2008	2008

Trade accounts receivable	$114,942	$130,919	$81,929
Allowance for doubtful accounts	(4,759)	(2,222)	(4,368)
Allowance for sales discounts and returns	(2,178)	(2,822)	(1,556)
	$108,005	$125,875	$76,005

3.             Inventories

Inventories consist of the following:

	At September 30,		At December 31,
(in thousands)	2009	2008	2008

Raw materials	$61,387	$96,021	$92,638
In-process products	22,546	29,246	26,371
Finished products	94,304	126,380	132,869
	$178,237	$251,647	$251,878

4.             Property, Plant and Equipment, Net

Property, plant and equipment, net, consist of the following:

	At September 30,		At December 31,
(in thousands)	2009	2008	2008

Land	$23,709	$22,856	$23,989
Buildings and site improvements	141,233	132,525	135,992
Leasehold improvements	3,859	4,440	4,287
Machinery and equipment	227,204	220,448	219,641
	396,005	380,269	383,909
Less accumulated depreciation and amortization	(211,944)	(192,430)	(193,639)
	184,061	187,839	190,270
Capital projects in progress	7,265	7,223	3,048
	$191,326	$195,062	$193,318

The Company’s vacant facility in San Leandro, California, remained classified as an asset held for sale as of September 30, 2009, consistent with the classification at December 31, 2008. This facility is associated with the connector segment.

5.             Investments

Equity Method Investment

At September 30, 2009, the Company had a 35% equity interest in Keymark Enterprises, LLC (“Keymark”), for which the Company accounts using the equity method. Keymark develops software that assists in designing and engineering residential structures. The Company’s relationship with Keymark includes the specification of the Company’s products in the Keymark software. The Company has no obligation to make any additional capital contributions to Keymark. In October 2009, the Company obtained an additional 5.6% equity interest in Keymark, bringing its total equity interest to 40.6%. See Note 11.

6.             Goodwill and Intangible Assets, Net

Goodwill by segment was as follows:

	At September 30,		At December 31,
(in thousands)	2009	2008	2008
Connector products	$76,854	$68,239	$64,205
Venting products	4,435	7,560	4,414
Total	$81,289	$75,799	$68,619

Intangible assets, net, by segment was as follows:

	At September 30, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Connector products	$45,352	$15,715	$29,637
Venting products	3,291	1,043	2,248
Total	$48,643	$16,758	$31,885

	At September 30, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Connector products	$34,533	$12,157	$22,376
Venting products	—	—	—
Total	$34,533	$12,157	$22,376

	At December 31, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Connector products	$32,669	$11,780	$20,889
Venting products	2,962	398	2,564
Total	$35,631	$12,178	$23,453

Intangible assets consist primarily of customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense for intangible assets during the three months ended September 30, 2009 and 2008, was $1.6 million and $1.2 million, respectively, and during the nine months ended September 30, 2009 and 2008, was $4.9 million and $3.5 million, respectively.

At September 30, 2009, estimated future amortization of intangible assets was as follows:

(in thousands)

Final three months of 2009	$1,386
2010	4,708
2011	4,670
2012	3,795
2013	2,855
2014	2,729
Thereafter	11,742
$31,885

The changes in the carrying amount of goodwill and intangible assets from December 31, 2008, to September 30, 2009, were as follows:

		Intangible
(in thousands)	Goodwill	Assets

Balance at December 31, 2008	$68,619	$23,453
Acquisitions	10,209	8,493
Amortization	—	(4,870)
Reclassifications	(4,144)	3,891
Adjustments due to recognition of deferred tax assets	3,706	—
Foreign exchange	2,899	918
Balance at September 30, 2009	$81,289	$31,885

7.             Debt

Outstanding debt at September 30, 2009 and 2008, and December 31, 2008, and the available lines of credit at September 30, 2009, consisted of the following:

	Available	Debt Outstanding
	Credit at	at		at
	September 30,	September 30,		December 31,
(dollar amounts in thousands)	2009	2009	2008	2008

Revolving line of credit, interest at LIBOR plus 0.27% (at September 30, 2009, LIBOR plus 0.27% was 0.51%), expires October 2012, commitment fees payable at the annual rate of 0.08% on the unused portion of the facility	$200,000	$—	$—	$—

Revolving line of credit, interest at the bank’s base rate plus 3% (at September 30, 2009, the bank’s base rate plus 3% was 3.50%), expires December 2009	403	—	—	—

Revolving lines of credit, interest rates between 1.16% and 3.51%	4,660	29	629	26
Line of credit		$29	$629	$26
Available credit	$205,063

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

The Company’s policy with regard to environmental liabilities is to accrue for future environmental assessments and remediation costs when information becomes available that indicates that it is probable that the Company is liable for any related claims and assessments and the amount of the liability is reasonably estimable. The Company does not believe that these matters will have a material adverse effect on the Company’s financial condition, cash flows or results of operations. The Company has completed its environmental remediation at its San Leandro, California, facility.

Corrosion, hydrogen enbrittlement, cracking, material hardness, wood pressure-treating chemicals, misinstallations, misuse, design and assembly flaws, environmental conditions or other factors can contribute to failure of fasteners, connectors, tools and venting products. On occasion, some of the fasteners and connectors that the Company sells have failed, although the Company has not incurred any material liability resulting from those failures. The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions. The Company subjects its products to extensive testing, with results and conclusions published in Company catalogues and on its websites. Based on test results to date, the Company believes that, generally, if its products are appropriately selected, installed and used in accordance with the Company’s guidance, they may be reliably used in appropriate applications.

Three lawsuits (the “Cases”) have been filed against the Company in the Hawaii First Circuit Court:  Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476 RAT (“Case 1”); Ke Noho Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); and North American Specialty Ins. Co. v. Simpson Strong-Tie Company. Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”).  Case 1 was filed on June 26, 2009.  Cases 2 and 3 were filed on June 30, 2009.  The Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage.  Case 1 is a putative class action brought by the owners of allegedly affected Ocean Pointe houses.  Case 1 appears to have been voluntarily dismissed, although the Company has been informed that Case 1 will be re-filed.  Case 1 has not been served on the Company.  Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments.  Case 2 has not been served on the Company.  Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products.  Case 3 is the only Case that has been served on the Company.  None of the Cases alleges a specific amount of damages sought, although each of the Cases seeks compensatory damages, and Case 1 seeks punitive damages.  The Company is currently investigating the facts underlying the claims asserted in the Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed.  At this time, the likelihood that the Company will be found liable for any property damage allegedly suffered and the extent of such liability, if any, are unknown.  Based on facts currently known to the Company, the Company believes that all or part of the claims alleged in the Cases may be covered by its insurance policies.  The Company intends to defend itself vigorously in connection with the Cases.

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

Black-Scholes option pricing model assumptions for options granted in 2009 and 2008 are as follows:

Number		Risk-					Weighted
of Options		Free					Average
Granted	Grant	Interest	Dividend	Expected			Fair
(in thousands)	Date	Rate	Yield	Life	Volatility	Exercise Price	Value

1994 Plan
24	02/23/09	2.08%	2.48%	6.5 years	30.9%	$16.10	$4.06
29	02/04/09	2.17%	1.88%	6.5 years	30.9%	$21.25	$5.86
14	04/23/08	3.15%	1.55%	6.0 years	27.1%	$25.74	$6.92
40	02/13/08	2.90%	1.68%	6.0 years	27.1%	$23.78	$6.16

No options were granted under the 1995 Plan in 2009 or 2008.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2009:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value*
Non-Qualified Stock Options	(in thousands)	Price	Life (in years)	(in thousands)

Outstanding at January 1, 2009	2,250	$29.70
Granted	53	18.92
Exercised	(321)	19.79
Forfeited	(108)	36.46
Outstanding at September 30, 2009	1,874	$30.70	2.3	$1,075
Outstanding and expected to vest at September 30, 2009	1,865	$30.72	2.3	$1,050
Exercisable at September 30, 2009	1,699	$30.80	2.1	$746

*  The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $25.26 as reported by the New York Stock Exchange on September 30, 2009.

The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008, was $2.3 million and $0.7 million, respectively.

A summary of the status of unvested options as of September 30, 2009, and changes during the nine months ended September 30, 2009, are presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Options	(in thousands)	Fair Value

Unvested at January 1, 2009	258	$11.58
Granted	53	5.04
Vested	(131)	12.05
Forfeited	(5)	13.24
Unvested at September 30, 2009	175	$9.22

As of September 30, 2009, $1.4 million of total unrecognized compensation cost was related to unvested share-based compensation arrangements under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 1.1 years. Options granted under the 1995 Plan are fully vested and are expensed on the date of grant.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2009	2008	2009
Net Sales
Connector products	$150,085	$192,450	$411,426	$552,332
Venting products	17,115	27,373	41,020	54,410
Total	$167,200	$219,823	$452,446	$606,742

Income from Operations
Connector products	$20,783	$35,310	$34,363	$88,241
Venting products	597	1,777	(3,674)	(3,861)
Administrative and all other	(364)	94	(1,102)	(1,371)
Total	$21,016	$37,181	$29,587	$83,009

			At
	At September 30,		December 31,
(in thousands)	2009	2008	2008
Total Assets
Connector products	$660,220	$646,677	$612,733
Venting products	72,742	79,121	77,218
Administrative and all other	124,207	152,903	140,249
Total	$857,169	$878,701	$830,200

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $170.6 million, $135.6 million, and $136.2 million, as of September 30, 2009 and 2008, and December 31, 2008, respectively.

11.           Subsequent Events

In October 2009, the Company’s Board of Directors declared a cash dividend of $0.10 per share, a total currently estimated at $4.9 million, to be paid on January 28, 2010, to stockholders of record on January 7, 2010.

In October 2009, the Company obtained an additional 5.6% equity interest in Keymark as a result of non-payment from Keymark’s other owner under terms of a loan and pledge agreement the Company made with the other owner in October 2008. The Company’s total equity interest in Keymark is now 40.6%.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and nine months ended September 30, 2009 and 2008. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended September 30, 2009, Compared with the Three Months Ended September 30, 2008

Net sales decreased 23.9% from $219.8 million in the third quarter of 2008 to $167.2 million in the third quarter of 2009. Net income decreased 45.4% from $23.4 million in the third quarter of 2008 to $12.8 million in the third quarter of 2009. Diluted net income per common share was $0.26 in the third quarter of 2009 compared to diluted net income per common share of $0.48 in the third quarter of 2008.

In the third quarter of 2009, sales declined throughout the United States. Sales during the quarter also decreased throughout Europe, with the exception of France, and decreased in the United Kingdom and Canada. Sales in France were up primarily due to the acquisition of Agence Internationale Commerciale et Industrielle, S.A.S. (“Aginco”) in April 2009. Simpson Strong-Tie’s third quarter sales decreased 22.0% from the same quarter last year, while Simpson Dura-Vent’s sales decreased 37.5%. Simpson Strong-Tie’s sales to contractor distributors and dealer distributors decreased significantly as home-building activity, and general economic conditions, remained weak. Sales to home centers also decreased. Sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Simpson Dura-Vent’s sales decreased across most of its product lines, with the exception of special gas vent products, which were up slightly.

Income from operations decreased 43.5% from $37.2 million in the third quarter of 2008 to $21.0 million in the third quarter of 2009. Gross margins decreased from 40.8% in the third quarter of 2008 to 36.4% in the third quarter of 2009. The decrease in gross margins was primarily due to reduced absorption of fixed overhead, as a result of lower production volumes, as well as higher manufacturing costs, including higher costs of material and labor. The decline in steel prices slowed in the second quarter of 2009 and prices again started to rise in the third quarter of 2009. The Company expects steel prices to continue to increase as demand returns to the market. Through the first nine months of 2009, inventories decreased 29.2% from $251.9 million at December 31, 2008, to $178.2 million at September 30, 2009.

Research and development expense decreased 12.2% from $5.7 million in the third quarter of 2008 to $5.0 million in the third quarter of 2009, primarily due to a $0.4 million decrease in personnel expenses. Selling expense decreased 27.0% from $21.3 million in the third quarter of 2008 to $15.6 million in the third quarter of 2009, which resulted primarily from a $3.6 million decrease in expenses associated with sales and marketing personnel, most of which was related to cost-cutting measures, a $1.1 million decrease in promotional expenditures and a $0.6 million decrease in commissions paid to selling agents. General and administrative expense decreased 24.2% from $25.5 million in the third quarter of 2008 to $19.4 million in the third quarter of 2009. This decrease resulted from several factors, including a $1.8 million decrease in administrative personnel expenses, related in part to cost-cutting measures, a $1.7 million decrease in cash profit sharing, a $1.6 million decrease in legal and professional service expenses and a $0.9 million decrease in the provision for bad debt, partly offset by a $0.5 million increase in amortization of intangible assets, primarily related to the acquisition of Aginco. Interest income decreased primarily due to lower interest rates. The effective tax rate was 39.3% in the third quarter of 2009, up from 38.1% in the third quarter of 2008.  The effective tax rate is higher than the statutory rate primarily due to the valuation allowances taken on foreign losses and a reduced benefit from the reduction or loss of enterprise zone tax credits at two of the Company’s facilities in California. In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The income tax expense for the three months ended September 30, 2009, however, has been computed based on the three months ended September 30,

2009, as a discrete period due to the uncertainty regarding the Company’s ability to reliably estimate pre-tax income for the remainder of the year. The Company cannot reliably estimate pre-tax income for the remainder of 2009 or for the full year, primarily due to the continued uncertainty in the construction markets, in which the Company operates. The income tax provision for the three months ended September 30, 2008, was calculated using estimated annual effective tax rates.

Connector Products — Simpson Strong-Tie

Simpson Strong-Tie’s net sales decreased 22.0% from $192.4 million in the third quarter of 2008 to $150.1 million in the third quarter of 2009. Simpson Strong-Tie accounted for 89.8% of the Company’s total net sales in the third quarter of 2009, up from 87.5% in the third quarter of 2008. The decrease in net sales at Simpson Strong-Tie resulted primarily from a decrease in sales volume, some of which was offset by increases from newly acquired businesses, although average prices increased 3.0% as compared to the third quarter of 2008. In the third quarter of 2009, Simpson Strong-Tie’s sales declined throughout the United States. California and the western and the southeastern regions had the largest decrease in sales. Simpson Strong-Tie’s sales during the quarter also decreased throughout Europe, with the exception of France, and decreased in the United Kingdom and Canada. Sales in France increased, primarily due to the acquisition of Aginco in April 2009. Simpson Strong-Tie’s sales to contractor distributors and dealer distributors decreased significantly as home-building activity, and general economic conditions, remained weak. Sales to home centers also decreased. Sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction.

Simpson Strong-Tie’s income from operations decreased 41.1% from $35.3 million in the third quarter of 2008 to $20.8 million in the third quarter of 2009. Gross margin decreased from 43.7% in the third quarter of 2008 to 38.1% in the third quarter of 2009. This decrease was primarily due to reduced absorption of fixed overhead, as a result of lower production volumes, as well as higher manufacturing costs, including higher costs of material and labor.

Simpson Strong-Tie’s research and development expense decreased 13.1% from $5.3 million in the third quarter of 2008 to $4.6 million in the third quarter of 2009. This decrease was primarily due to a $0.4 million decrease in personnel expenses and a $0.2 million decrease in professional service fees. Simpson Strong-Tie’s selling expense decreased 26.1% from $19.2 million in the third quarter of 2008 to $14.2 million in the third quarter of 2009, which  resulted primarily from a $3.5 million decrease in expenses associated with sales and marketing personnel, most of which was related to cost-cutting measures, and a $1.1 million decrease in promotional expenditures. Simpson Strong-Tie’s general and administrative expense decreased 27.3% from $24.2 million in the third quarter of 2008 to $17.6 million in the third quarter of 2009, which was primarily due to a $2.4 million decrease in cash profit sharing, a $1.7 million decrease in administrative personnel expenses, a $1.3 million decrease in professional service fees and a $1.0 million decrease in bad debt expense, partly offset by an increase of $0.3 million in amortization of intangible assets, primarily related to the businesses acquired since June 2008.

For its European and United Kingdom operations, Simpson Strong-Tie recorded income from operations of $0.5 million in the third quarter of 2009 compared to income from operations of $1.4 million in the third quarter of 2008.

Simpson Strong-Tie has continued to adjust production levels downward at various facilities in the United States, and as a result, has reduced its labor force at these facilities.

Venting Products — Simpson Dura-Vent

Simpson Dura-Vent’s net sales decreased 37.5% from $27.4 million in the third quarter of 2008 to $17.1 million in the third quarter of 2009. Simpson Dura-Vent accounted for 10.2% of the Company’s total net sales in the third quarter of 2009, a decrease from 12.5% in the third quarter of 2008. The decrease in net sales at Simpson Dura-Vent resulted primarily from a decrease in sales volume, although average prices increased 2.5% as compared to the third quarter of 2008. In the third quarter of 2009, Simpson Dura-Vent’s sales decreased throughout the United States, resulting from the weakness in new home construction, with the exception of the southeast where sales were flat. Simpson Dura-Vent’s sales decreased across most of its product lines, with the exception of special gas vent products, which were up slightly.

Simpson Dura-Vent’s income from operations decreased 66.4% from $1.8 million in the third quarter of 2008 to $0.6 million in the third quarter of 2009. Gross margin increased to 21.7% in the third quarter of 2009 from 20.6% in the third quarter of 2008, primarily due to lower fixed overhead costs, partly offset by higher costs of material and labor.

Simpson Dura-Vent’s selling expense decreased 35.5% from $2.1 million in the third quarter of 2008 to $1.4 million in the third quarter of 2009, which was primarily due to a $0.6 million decrease in expenses associated with agent commissions due to lower sales.

Administrative and All Other (Company)

Interest income is generated on the Company’s cash and cash equivalents balances. Interest income decreased primarily as a result of lower interest rates and was more than offset by interest expense, which includes interest, account maintenance fees and bank charges.

Results of Operations for the Nine Months Ended September 30, 2009, Compared with the Nine Months Ended September 30, 2008

Net sales decreased 25.4% from $606.7 million in the first nine months of 2008 to $452.4 million in the first nine months of 2009. Net income decreased 71.1% from $52.1 million in the first nine months of 2008 to $15.0 million in the first nine months of 2009. Diluted net income per common share was $0.31 in the first nine months of 2009 compared to diluted net income per common share of $1.06 in the first nine months of 2008.

In the first nine months of 2009, sales declined throughout the United States. California and the western and southeastern regions had the largest decreases in sales. Sales during the period also decreased in Europe, the United Kingdom and Canada. Simpson Strong-Tie’s sales for the first nine months of the year decreased 25.5% from the same period last year, while Simpson Dura-Vent’s sales decreased 24.6%. Simpson Strong-Tie’s sales to contractor distributors and dealer distributors decreased as a result of the weakness in the U.S. housing market. Sales to home centers also decreased. Sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of Simpson Dura-Vent’s Direct-Vent and gas vent, hearth and pellet vent product lines decreased, while sales of special gas vent and relining products increased, primarily as a result of the acquisition of ProTech in June 2008.

Income from operations decreased 64.4% from $83.0 million in the first nine months of 2008 to $29.6 million in the first nine months of 2009. Gross margins decreased from 37.9% in the first nine months of 2008 to 33.8% in the first nine months of 2009. The decrease in gross margins was primarily due to reduced absorption of fixed overhead, as a result of lower production volumes, as well as higher manufacturing costs, including higher costs of material and labor.

Research and development expense decreased 8.4% from $16.4 million in the first nine months of 2008 to $15.0 million in the first nine months of 2009, primarily due to a $0.7 million decrease in professional service fees and a $0.6 million decrease in personnel expenses. Selling expense decreased 23.4% from $63.3 million in the first nine months of 2008 to $48.4 million in the first nine months of 2009, which resulted primarily from an $8.6 million decrease in expenses associated with sales and marketing personnel, most of which was related to cost-cutting measures, a $4.0 million decrease in promotional expenditures and a $1.0 million decrease in commissions paid to selling agents. General and administrative expense decreased 10.9% from $67.2 million in the first nine months of 2008 to $59.8 million in the first nine months of 2009, which resulted primarily from a $6.1 million decrease in cash profit sharing, a $1.7 million decrease in administrative personnel expenses, related in part to cost-cutting measures, and a $1.5 million decrease in legal and professional service expenses, partly offset by a $1.3 million increase in bad debt charges, most of which was recorded in the first quarter of 2009, and a $1.5 million increase in amortization of intangible assets, primarily related to the businesses acquired since June 2008. Interest income decreased from $2.2 million in the first nine months of 2008 to $64 thousand in the first nine months of 2009, primarily due to lower interest rates. The effective tax rate was 48.9% in the first nine months of 2009, up from 38.9% in the first nine months of 2008. The effective tax rate is higher than the statutory rate primarily due to the valuation allowances taken on foreign losses and a reduced benefit from the reduction or loss of enterprise zone tax credits at two of the Company’s facilities in California. The income tax expense for the first nine months of 2009, however, has been computed based on the first three quarters of 2009 as discrete periods due to the uncertainty regarding the Company’s ability to reliably estimate pre-tax income for the remainder of the year. The effective tax rate was 19.4% in the first quarter of 2009, which, as a result of the loss before taxes in the first quarter of 2009, resulted in income tax benefit of $2.0 million. The effective tax rate was 43.3% in the second quarter of 2009, which resulted in income tax expense of $8.2 million. The effective tax rate was 39.3% in the third quarter of 2009, which resulted in income tax expense of $8.3 million. The Company cannot reliably estimate pre-tax income for the remainder of

2009 or for the full year, primarily due to the continued uncertainty in the construction markets, in which the Company operates. The income tax provision for the nine months ended September 30, 2008, was calculated using estimated annual effective tax rates.

Connector Products — Simpson Strong-Tie

Simpson Strong-Tie’s net sales decreased 25.5% from $552.3 million in the first nine months of 2008 to $411.4 million in the first nine months of 2009. Simpson Strong-Tie accounted for 90.9% of the Company’s total net sales in the first nine months of 2009, a slight decrease from 91.0% in the first nine months of 2008. The decrease in net sales at Simpson Strong-Tie resulted primarily from a decrease in sales volume, partly offset by increases from newly acquired businesses and increases in prices averaging 13.7% from the first nine months of 2008. In the first nine months of 2009, Simpson Strong-Tie’s sales declined throughout the United States. California, the western states and the southeastern states had the largest decrease in sales. Simpson Strong-Tie’s sales to contractor distributors and dealer distributors decreased as a result of the weakness in the U.S. housing market. Sales to home centers also decreased. Sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction.

Simpson Strong-Tie’s income from operations decreased 61.1% from $88.2 million in the first nine months of 2008 to $34.4 million in the first nine months of 2009. Gross margin decreased from 40.6% in the first nine months of 2008 to 35.7% in the first nine months of 2009. This decrease was primarily due to reduced absorption of fixed overhead, as a result of lower production volumes, as well as higher manufacturing costs, including higher costs of material, labor and distribution.

Simpson Strong-Tie’s research and development expense decreased 9.9% from $15.5 million in the first nine months of 2008 to $14.0 million in the first nine months of 2009, primarily due to a $0.7 million decrease in professional services and a $0.7 million decrease in personnel expenses. Simpson Strong-Tie’s selling expense decreased 23.6% from $58.0 million in the first nine months of 2008 to $44.3 million in the first nine months of 2009, which resulted primarily from a $8.4 million decrease in expenses associated with sales and marketing personnel, most of which was related to cost-cutting measures, a $3.9 million decrease in promotional expenditures and a $0.6 million decrease in professional services. Simpson Strong-Tie’s general and administrative expense decreased 13.3% from $62.6 million in the first nine months of 2008 to $54.3 million in the first nine months of 2009, primarily due to a $6.1 million decrease in cash profit sharing that resulted from lower operating income, a $2.6 million decrease in administrative personnel expenses, a $1.3 million decrease in legal and professional fees and a $0.8 million decrease in information technology expenditures, partly offset by a $1.2 million increase in the provision for bad debt, a $1.1 million increase in home office administrative allocations, and a $0.9 million increase in intangible asset amortization expense, primarily related to the acquisition of Aginco.

For its European and United Kingdom operations, Simpson Strong-Tie recorded losses from operations of $5.1 million in the first nine months of 2009 compared to income from operations of $3.0 million in the first nine months of 2008.

Simpson Strong-Tie has continued to adjust production levels downward at various facilities in the United States and, as a result, has reduced its labor force at these facilities.

Venting Products — Simpson Dura-Vent

Simpson Dura-Vent’s net sales decreased 24.6% from $54.4 million in the first nine months of 2008 to $41.0 million in the first nine months of 2009. Simpson Dura-Vent accounted for 9.1% of the Company’s total net sales in the first nine months of 2009, a slight increase from 9.0% in the first nine months of 2008. The decrease in net sales at Simpson Dura-Vent resulted primarily from a decrease in sales volume, partly offset by the addition of ProTech sales and an increase in average prices of 5.3% from the first nine months of 2008. In the first nine months of 2009, Simpson Dura-Vent’s sales decreased throughout the United States, with the largest decreases in California and the western and northeastern regions, resulting from the weakness in new home construction. These decreases were offset slightly by increases in the southeastern region. Sales of Simpson Dura-Vent’s Direct-Vent and gas vent, hearth and pellet vent product lines decreased, while sales of special gas vent and relining products increased, primarily as a result of the acquisition of ProTech in June 2008.

Simpson Dura-Vent’s loss from operations decreased slightly from $3.9 million in the first nine months of 2008 to $3.7 million in the first nine months of 2009. Gross margin increased to 14.6% in the first nine months of 2009 from 10.3% in the first nine months of 2008, primarily due to lower fixed overhead and labor costs, offset slightly by higher material costs.

Simpson Dura-Vent’s research and development expense increased 20.7% to $1.0 million in the first nine months of 2009 from $0.8 million in the first nine months of 2008, which resulted primarily from an increase of $0.1 million in professional service expenses and a $0.1 million increase in personnel costs.  Simpson Dura-Vent’s selling expense decreased 20.9% from $5.2 million in the first nine months of 2008 to $4.1 million in the first nine months of 2009. This decrease resulted primarily from a $0.8 million decrease in agent commissions, a $0.2 million decrease in expenses associated with sales and marketing personnel and a $0.1 million decrease in promotional expenditures. Simpson Dura-Vent’s general and administrative expense increased 33.5% to $4.5 million in the first nine months of 2009 from $3.4 million in the first nine months of 2008, primarily due to a $0.2 million increase in expenses associated with administrative personnel, including those at businesses acquired in 2008, and a $0.6 million increase in intangible asset amortization expense.

Administrative and All Other (Company)

Interest income is generated on the Company’s cash and cash equivalents balances. In the first nine months of 2009, interest income decreased primarily as a result of lower interest rates and was nearly offset by interest expense, which includes interest, account maintenance fees and bank charges.

Critical Accounting Policies and Estimates

The Company did not make any significant changes to its critical accounting policies and estimates during the three or nine months ended September 30, 2009, from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. See Note 1, “Basis of Presentation — Recently Issued Accounting Standards,” to the Company’s Condensed Consolidated Financial Statements appearing elsewhere in this report regarding recently issued accounting standards.

Liquidity and Sources of Capital

As of September 30, 2009, working capital was $461.2 million as compared to $456.5 million at September 30, 2008, and $455.7 million at December 31, 2008. The increase in working capital from December 31, 2008, was primarily due to a $49.4 million increase in cash and cash equivalents, a $32.0 million increase in net trade accounts receivable, a $4.1 million decrease in accrued profit sharing trust contributions and a $2.4 million decrease in other accrued liabilities. Net trade accounts receivable increased 42.1% from December 31, 2008, as a result of increased sales in the latter part of the third quarter of 2009 compared to the latter part of the fourth quarter of 2008. Partly offsetting the increases in working capital were a $73.6 million decrease in inventories, an $8.0 million increase in trade accounts payable, a $3.4 million increase in accrued cash profit sharing and commissions and a $1.2 million increase in income taxes payable. Raw material inventories decreased 33.7% from December 31, 2008, and in-progress and finished goods inventories decreased 26.6% over the same period. The decrease in inventories resulted primarily from decreased raw material purchases. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts, none of which was individually material. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $15.0 million and noncash expenses, primarily depreciation, amortization and stock-based compensation charges totaling $23.6 million, resulted in net cash provided by operating activities of $88.7 million. As of September 30, 2009, the Company had unused credit facilities available of $205.1 million.

In January 2009, the Company’s subsidiary, Simpson Strong-Tie Company Inc., acquired the business of RO Design Corp, a Florida corporation doing business as DeckTools, which licenses deck design and estimation software. The software provides professional deck builders, home centers and lumber yards a simple, graphics-driven solution for designing decks and estimating material and labor costs for the project. Payments under this agreement total $4.0 million in cash, including $2.5 million to be paid in the future, which will be treated as compensation expense to the principal officer of RO Design Corp, who is now employed by the Company. The

Company recorded goodwill of $0.4 million and intangible assets subject to amortization of $1.1 million in the connector products segment as a result of the acquisition, but the purchase price allocation has not been finalized.

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

The Company used $35.2 million in its investing activities, primarily for the acquisitions of the RO Design Corp and Aginco businesses and capital expenditures mainly at its facilities in Europe and Asia. The Company estimates that its full-year capital spending will total $14.5 million in 2009.

The Company has classified its vacant facility in San Leandro, California, as an asset held for sale. The Company has completed its environmental remediation at this facility.

The Company’s financing activities used net cash of $8.1 million. The payment of cash dividends in the amount of $14.7 million was the primary financing activity use of cash. Cash provided by financing activities was primarily from the issuance of the Company’s common stock through the exercise of stock options totaling $6.4 million. In October 2009, the Company’s Board of Directors declared a cash dividend of $0.10 per share, estimated at $4.9 million, to be paid on January 28, 2010, to stockholders of record on January 7, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country or currency where the Company has operations, the change in net income would not be material to the Company’s operations as a whole. The translation adjustment resulted in an increase in accumulated other comprehensive income of $7.1 million and $13.6 million for the three and nine months ended September 30, 2009, primarily due to the effect of the weakening of the United States dollar in relation to the Canadian dollar and most European currencies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2009, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date, at the reasonable assurance level, in ensuring that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and in seasonably alerting them to material information required to be included in this report.

The Company’s management, including the CEO and the CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will necessarily prevent all fraud and material errors.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  In addition, the design of a control system must reflect the facts that there are resource constraints and that the benefits of controls must be considered relative to their costs.  The inherent limitations in an internal control system include the realities that judgments can be faulty and that breakdowns can occur because of simple error or mistake.  Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of internal control is also based in part on assumptions about the likelihood of future events, and there can be only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential events and conditions.  Over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2009, the Company made no changes to its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.

Three lawsuits (the “Cases”) have been filed against the Company in the Hawaii First Circuit Court:  Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476 RAT (“Case 1”); Ke Noho Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); and North American Specialty Ins. Co. v. Simpson Strong-Tie Company. Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”).  Case 1 was filed on June 26, 2009.  Cases 2 and 3 were filed on June 30, 2009.  The Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage.  Case 1 is a putative class action brought by the owners of allegedly affected Ocean Pointe houses.  Case 1 appears to have been voluntarily dismissed, although the Company has been informed that Case 1 will be re-filed.  Case 1 has not been served on the Company.  Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments.  Case 2 has not been served on the Company.  Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products.  Case 3 is the only Case that has been served on the Company.  None of the Cases alleges a specific amount of damages sought, although each of the Cases seeks compensatory damages, and Case 1 seeks punitive damages.  The Company is currently investigating the facts underlying the claims asserted in the Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed.  At this time, the likelihood that the Company will be found liable for any property damage allegedly suffered and the extent of such liability, if any, are unknown.  Based on facts currently known to the Company, the Company believes that all or part of the claims alleged in the Cases may be covered by its insurance policies.  The Company intends to defend itself vigorously in connection with the Cases.

The Company is not engaged in any other legal proceedings as of the date hereof, which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. The resolution of claims and litigation, however, is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Item 1A. Risk Factors

We are affected by risks specific to us, as well as risks that affect all businesses operating in global markets. Some of the significant factors that could materially adversely affect our business, financial condition and operating results appear in “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K (available at www.simpsonmfg.com/docs/10K-2008.pdf or www.sec.gov), but we have changed the risk factors titled “Impairment charges on goodwill or other intangible assets would adversely affect our financial position and results of operations” and “We are subject to international tax laws that could affect our financial results,” and have added an additional risk factor, as follows:

Impairment charges on goodwill or other intangible assets would adversely affect our financial position and results of operations.

We are required to perform impairment tests on our goodwill and other intangible assets annually or at any time when events occur that could affect the value of our business segments.  To determine whether a goodwill impairment has occurred, we compare fair value of each of our reporting units with its carrying value.  Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, adverse actions by regulatory authorities, unanticipated competition, loss of key customers or changes in technology or markets, can require a charge for impairment that can materially and adversely affect our reported net income and our stockholders’ equity.  For example, in 2008, our annual impairment test resulted in goodwill impairment charge of

$3.0 million associated with assets acquired in England in 1999 as part of our U.K. reporting unit.  Our U.K. reporting unit’s carrying value exceeded its fair value, primarily due to reduced future expected net cash flows. If current adverse conditions in the home-building industry, the financial markets or the economy generally should continue longer than we expect, we may need to take further charges for impairment, which we are not now able to estimate, but which may be substantial.

We are subject to U.S. and international tax laws that could affect our financial results.

We conduct international operations through our subsidiaries.  Tax laws affecting international operations are complex and subject to change.  Our income tax liabilities in the different countries where we operate depend in part on internal settlement prices and administrative charges among us and our subsidiaries.  These arrangements require us to make judgments with which tax authorities may disagree.  Tax authorities may impose additional tariffs, duties, taxes, penalties and interest on us.  For example, we manufacture steel products in foreign countries for importation into the U.S. and other countries, and government agencies may impose substantial prospective or retroactive tariffs on such products.  Transactions that we have arranged in light of current tax rules could have material and adverse consequences if tax rules change, and changes in tax rules or imposition of any new or increased tariffs, duties and taxes could materially and adversely affect our sales, profits and financial condition.

Contracts that we file as exhibits to our public reports contain recitals, representations and warranties that may not be factually correct.

Any recital, representation, warranty or other statement of purported fact in any contract, agreement or similar instrument that we file as an exhibit to this or any other report may not be true or complete, either at the date of such instrument or at any later time.  Even if such statements were accurate when made, they may not be accurate when we file the instrument as an exhibit to any of our reports.  The parties to such instruments did not intend such statements to establish or confirm any facts, but intended such statements to allocate contractual risk between the parties.  Such instruments may be subject to standards of materiality that differ from the standards applicable to our reports.  In addition, such statements may have been qualified by schedules and other disclosures that we have not filed with (or incorporated by reference into) this or any other report or document.  In reviewing any of our reports, you should rely on the text of the report, which we believed was complete and correct in all material respects when we filed the report.  You should not assume that any statement of purported fact in any such instrument is accurate or complete, because such an assumption could result in misapprehension of the facts and circumstances.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2008, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from December 2007. The authorization will remain in effect through the end of 2009. The Company did not repurchase any of its common stock in the first nine months of 2009.

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

10.6               Compensation of Named Executive Officers of Simpson Manufacturing Co., Inc. is incorporated by reference to Exhibit 10 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated October 2, 2009.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 6, 2009	By	/s/Karen Colonias
Karen Colonias
Chief Financial Officer
(principal accounting and financial officer)