Form 10-Q/A
period 2009-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2010-01-08
CIK 920371

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

EXPLANATORY NOTE

Simpson Manufacturing Co., Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, which was originally filed on November 6, 2009 (the “Original Filing”), to correct the inadvertent transposition of the years stated in the headings of each of the first two columns in the Condensed Consolidated Statements of Operations, the first two columns in the table in Note 1 under “Accounting for Stock-Based Compensation,” and the four columns in the table in Note 10. The Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure herein to reflect events or circumstances since the Original Filing.

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

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per-share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$167,200	$219,823	$452,446	$606,742
Cost of sales	106,299	130,143	299,594	376,939
Gross profit	60,901	89,680	152,852	229,803

Operating expenses:
Research and development and other engineering	4,971	5,662	14,997	16,375
Selling	15,563	21,323	48,440	63,264
General and administrative	19,351	25,514	59,828	67,155
	39,885	52,499	123,265	146,794

Income from operations	21,016	37,181	29,587	83,009

Loss in equity method investment, before tax	—	—	(214)	—
Interest income, net	—	579	64	2,213

Income before income taxes	21,016	37,760	29,437	85,222

Provision for income taxes	8,258	14,398	14,405	33,126

Net income	$12,758	$23,362	$15,032	$52,096

Net income per common share
Basic	$0.26	$0.48	$0.31	$1.07
Diluted	$0.26	$0.48	$0.31	$1.06

Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.30

Number of shares outstanding
Basic	49,195	48,612	49,066	48,593
Diluted	49,355	48,946	49,185	48,939

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Net Sales
Connector products	$150,085	$192,450	$411,426	$552,332
Venting products	17,115	27,373	41,020	54,410
Total	$167,200	$219,823	$452,446	$606,742

Income from Operations
Connector products	$20,783	$35,310	$34,363	$88,241
Venting products	597	1,777	(3,674)	(3,861)
Administrative and all other	(364)	94	(1,102)	(1,371)
Total	$21,016	$37,181	$29,587	$83,009

			At
	At September 30,		December 31,
(in thousands)	2009	2008	2008
Total Assets
Connector products	$660,220	$646,677	$612,733
Venting products	72,742	79,121	77,218
Administrative and all other	124,207	152,903	140,249
Total	$857,169	$878,701	$830,200

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	January 8, 2010	By	/s/Karen Colonias
Karen Colonias
Chief Financial Officer
(principal accounting and financial officer)