Form 10-K
period 2009-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2010-02-26
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2009

OR

☐                     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                  to                  ..

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

Yes ☐   No ☒

As of June 30, 2009, there were outstanding 49,049,791 shares of the registrant’s common stock, par value $0.01, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2009) was approximately $830,099,403. As of February 9, 2010, 49,387,761 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 28, 2010, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

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

PART I

Item 1. Business.

Background

Simpson Manufacturing Co., Inc., a Delaware Corporation, (the “Company”), through its subsidiary, Simpson Strong-Tie Company Inc. (“Simpson Strong-Tie” or “SST”), designs, engineers and is a leading manufacturer of wood-to-wood, wood-to-concrete and wood-to-masonry connectors, SST Quik Drive screw fastening systems and collated screws, stainless steel fasteners, and pre-fabricated shearwalls. SST Anchor Systems also offers a full line of adhesives, mechanical anchors, carbide drill bits and powder actuated tools for concrete, masonry and steel. SST also offers screw fastening systems and collated screws for various construction applications through the Quik Drive product line and a line of stainless steel fasteners through the Swan Secure product line. SST is the Company’s connector products segment. The Company’s subsidiary, Simpson Dura-Vent Company, Inc. (“Simpson Dura-Vent” or “SDV”), designs, engineers and manufactures venting systems for gas, wood, oil, pellet and other alternative fuel burning appliances. SDV is the Company’s venting products segment. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself (“DIY”) markets. The Company believes that SST benefits from strong brand name recognition among architects and engineers who frequently specify in building plans the use of SST products, and that SDV benefits from strong brand name recognition among contractors, dealers, distributors and SDV’s relationships with original equipment manufacturers (“OEMs”) to which SDV markets its products. SST has continuously manufactured structural connectors since 1956. See Note 14 to the Company’s Consolidated Financial Statements for information regarding the net sales, income (loss) from operations, depreciation and amortization, significant non-cash charges, goodwill impairment,  income tax expense (benefit), capital expenditures and acquisitions and total assets for the Company’s two operating segments. See “Item 1A — Risk Factors.”

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

Simpson Dura-Vent’s venting systems are used to vent gas furnaces, water heaters, including tankless water heaters, fireplaces and stoves, wood and oil burning appliances, condensing appliances and wood pellet and corn stoves. SDV’s metal vents, chimneys and chimney liner systems exhaust combustion products to the exterior of the building. SDV designs its products for ease of assembly and safe operation and to achieve a high level of performance.

The Company emphasizes continuous new product development and often obtains patent protection for its new products. The Company’s products are marketed in all 50 states of the United States and in Europe, Canada, Asia, Australia, New Zealand, Mexico and several countries in Central and South America and the Middle East. Both Simpson Strong-Tie and Simpson Dura-Vent products are distributed to home centers, through wholesale distributors, to contractors and dealers and to OEMs.

The Company has developed and uses automated manufacturing processes. Its innovative manufacturing systems and techniques have allowed it to control manufacturing costs, while developing both new products and products that meet customized requirements and specifications. The Company’s development of specialized manufacturing processes has also permitted increased operating flexibility and enhanced product design innovation. The Company has 21 manufacturing locations in the United States, Canada, France, Denmark, Ireland, Germany, China and England. In 2009, SST opened a new manufacturing facility in Zhangjiagang, China, and moved its production of mechanical anchors to the new facility from its facility in Brampton, Ontario. In 2008, SDV consolidated its production of venting products in Vacaville, California, and discontinued production at its Vicksburg, Mississippi, facility. SDV also added a manufacturing and distribution facility in Albany, New York, with the acquisition of ProTech Systems, Inc. in June 2008.

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

Recently, there has been consolidation among several of the Company’s customer groups. The industry has experienced increased complexity in some home design, and builders are more aggressively trying to reduce their costs. The Company has responded to these trends by marketing its products as systems, in addition to individual parts. In some cases, the Company uses sophisticated design and specification software to facilitate systems marketing.

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

The Company continues to develop its distribution through home centers throughout the United States. The Company’s sales to home centers were flat in 2007 and declined in 2008 and 2009. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company’s principal markets are in the building construction industry. That industry is subject to significant volatility due to real estate market cycles, fluctuations in interest rates, the availability, or lack thereof, of credit to builders, developers and consumers, inflation rates, weather, and other factors and trends. The world-wide recession and the declines in residential construction that began in 2007 have reduced the demand for the Company’s products. See “Item 1A — Risk Factors.”

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

While the Company is expanding its established facilities outside of California to increase its presence and sales in these markets, sales of some products may relate primarily to certain regions. For example, sales of SST’s line of shearwalls are concentrated mostly in the western region of the United States, because their use is primarily intended to resist the effects of seismic forces. Since 1993 the Company —

•                  has established operations in the United Kingdom,

•                  opened manufacturing and warehouse and distribution facilities in western Canada and the midwestern, northeastern, and eastern seaboard regions of the United States,

•                  purchased anchor products manufacturers in Illinois, eastern Canada and Ireland and connector product manufacturers in France, Denmark, Germany and Canada,

•                  acquired the assets of a leading manufacturer and distributor of screw fastening systems and collated screws with manufacturing and distribution operations in Tennessee and distribution in Canada, Europe, Australia and New Zealand, and acquired a German manufacturer with manufacturing in Germany, Czech Republic and China,

•                  acquired a manufacturer and distributor of stainless steel fasteners with manufacturing in Maryland and distribution in Maryland, Florida, Oregon and Massachusetts,

•                  purchased a venting products manufacturer in New York and acquired the assets of a specialized venting manufacturing line,

•                  built a manufacturing facility in China and opened sales offices in Hong Kong, Beijing, Shanghai and Dubai for distribution in Asia and the Middle East, and

•                  acquired the business of a software company which licenses deck design and estimation software.

The Company’s European investments have established a presence in the European Community through companies with existing customer bases and through servicing United States-based customers operating there. The Company also distributes connector, anchor and epoxy products in Mexico, Australia, New Zealand, Asia and the Middle East. The Company intends to continue to pursue and expand operations both inside and outside of the United States (see Note 14 to the Company’s Consolidated Financial Statements).

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

The Company’s long-term strategy is to develop, acquire or invest in product lines or businesses that have the potential to increase the Company’s earnings per share over time and that—

•                  complement the Company’s existing product lines,

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

In the United States, connector usage developed faster in the West than elsewhere due to the low cost and abundance of timber and to local construction practices. Increasingly, the market has been influenced both by a growing awareness that the devastation caused by seismic, wind and other disasters can be reduced through improved building codes and construction practices and by environmental concerns that contribute to the increasing cost and reduced availability of wood. Most Simpson Strong-Tie products are listed by recognized building standards agencies as complying with model building codes and are specified by architects and engineers for use in projects they are designing or supervising. The engineered wood products industry continues to develop in response to concerns about the availability of wood, and the Company believes that SST is the leading supplier of connectors for use with engineered wood products. SST operates manufacturing or warehouse facilities in California, Texas, Ohio, Florida, Connecticut, Illinois, Washington, Tennessee, Minnesota, North Carolina, Maryland, Massachusetts, British Columbia, Ontario, England, France, Denmark, Germany, Australia, Scotland, Poland, Ireland, Czech Republic, Hong Kong, Dubai and China.

Metal connectors, anchors and fasteners will corrode and lose load-carrying capacity when installed in corrosive environments or exposed to corrosive materials. There are many environments and materials that may cause corrosion, including ocean salt air, fire retardants, preservative-treated wood, dissimilar metals, fumes and fertilizers. The variables present in a single building environment make it impossible to predict accurately if, or when, significant corrosion will begin or reach a critical level. This relative uncertainty makes it crucial that the specifiers be knowledgeable of the potential risks and select a product coating or metal that is suitable for the intended use. Changes in the preservative-treated wood industry have created additional concerns. Effective December 31, 2003, the preservative-treated wood industry voluntarily transitioned from Chromated Copper Arsenate (“CCA-C”) used in residential applications to alternative treatments. Testing has shown that certain alternative replacement treatments are generally more corrosive than CCA-C. SST publishes technical bulletins on subjects such as this and others that affect the installation and use of its products. SST makes its technical bulletins available on its website at www.strongtie.com.

Products

Simpson Strong-Tie is a recognized brand name in the markets it serves. SST manufactures and markets products that strengthen the three types of connections typically found in residential and commercial construction:  wood-to-wood, wood-to-concrete and wood-to-masonry. Many of the Company’s connector products, including its pre-fabricated shearwalls, are installed in a continuous load path from the foundation to the roof system. SST also markets specialty screws and nails for proper installation of certain of its connector products. These products have seismic, high-wind, retrofit and remodeling applications for both new construction and DIY markets. Through its Anchor Systems product line, SST offers a full line of adhesives, mechanical anchors, carbide drill bits and powder-actuated pins and tools for numerous anchoring applications in concrete, masonry and steel in both standard and metric sizes. SST also offers screw fastening systems and collated screws for various construction applications through the Quik Drive product line and a line of stainless steel fasteners through the Swan Secure product line.

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

New Product Development

Simpson Strong-Tie commits substantial resources to new product development. The majority of SST’s products have been developed through its internal research and development program. SST’s research and development expense for the three years ended December 31, 2009, 2008 and 2007, was $5,884,000, $6,148,000 and $5,206,000, respectively. SST is the only known United States manufacturer with the capability to test multi-story wall systems, thus enabling testing rather than calculations alone to prove system performance. SST engineering, sales, product management, and marketing teams work together with architects, engineers, building inspectors, code officials and customers in the new product development process.

SST typically develops 10 to 20 new products each year. In 2009, SST introduced the Strong Drive® SD screw for use with SST connectors. Designed to replace nails in many connectors, the new SD screws often increase load capacity and afford easier and more convenient installation in many applications. SST also developed new products for beam attachment to concrete masonry units (“CMUs”) and concrete piers when high uplift capacity is required, one-piece face-mount hangers to support beam attachments to CMUs and concrete walls using the Company’s Titen HD screw anchor, adjustable stair-stringer connectors for both wood-frame and deck construction, wood-fence-to-steel-post connectors, and several other products for general construction and DIY. SST developed additional fasteners and collated delivery systems for several applications, including metal roofing, composite decking, cooling towers, and other general construction fastening applications.

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

Simpson Strong-Tie sells its products through an extensive distribution system comprising dealer distributors supplying thousands of retail locations nationwide, contractor distributors, home centers, lumber dealers, manufacturers of engineered wood products, and specialized contractors such as roof framers. In recent years, home centers have been one of SST’s fastest growing distribution channels. A large part of that growth was sales to The Home Depot, which exceeded 10% of the Company’s consolidated net sales in both 2007 and 2009 (see “Item 1A — Risk Factors,” “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 14 to the Company’s Consolidated Financial Statements). SST’s DIY and dealer products are used to build projects such as decks, patio covers and garage organization systems.

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

Simpson Strong-Tie’s engineers not only design and test products, but also provide engineering support for customers. This support might range from the discussion of a load value in a catalog to testing the suitability of an existing product in a unique application. SST’s sales force communicates with customers in each of its marketing channels, through its publications, seminars and frequent sales calls.

Based on its communications with customers, Simpson Strong-Tie believes that its products are important to its customers’ businesses, and it is SST’s policy to ship products within a few days of receiving the order, with many of the orders shipped the same day as the order is received. Many of SST’s customers serve contractors that require rapid delivery of needed products. Home centers and dealers also require superior service because of fluctuating demand and to serve the needs of a broad base of customers. To satisfy these requirements, SST maintains appropriate inventory levels, has redundant manufacturing capability and some multiple dies to produce the same parts. SST also maintains information systems that provide sales and inventory control and forecasting capabilities throughout its network of factories and warehouses. SST also has special programs for contractors intended to ensure the prompt manufacture and delivery of custom products.

Simpson Strong-Tie believes that dealer and home center sales of SST products are significantly greater when the bins and racks at dealer and home center locations are adequately stocked with appropriate products. Various retailers carry varying numbers of SST products. SST’s sales force is engaged in ongoing efforts to inform retailers about SST’s merchandising programs and the appeal of the SST brand.

Simpson Dura-Vent

Overview

Simpson Dura-Vent’s venting systems are used to vent gas furnaces, water heaters, including tankless water heaters, fireplaces and stoves, wood and oil burning appliances, condensing appliances and wood pellet and corn stoves. SDV’s metal vents, chimneys and chimney liner systems exhaust the products of combustion to the exterior of the building. SDV’s products have been designed for ease of assembly and safe operation and to achieve a high level of performance. SDV produces and markets approximately 4,000 different venting products.

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

Simpson Dura-Vent’s objective is to expand market share in all of its distribution channels by entering expanding markets that address energy and environmental concerns. SDV’s strategy is to capitalize on its strengths in new product development and its established distribution network and to continue its commitment to high quality and service. SDV operates manufacturing and warehouse facilities in California, Mississippi, Minnesota and New York. In January 2008, SDV decided to close its Vicksburg, Mississippi, facility and consolidate its manufacturing operations in Vacaville, California.

In June 2008, SDV acquired the equity of ProTech Systems, Inc. (“ProTech”), which is based in Albany, New York. ProTech manufactures special gas vents for condensing appliances, including tankless water heaters and boilers. In July 2008, SDV acquired the assets and trademarks of Ventinox relining systems from American BOA, Inc.

Products

Simpson Dura-Vent is a leading supplier of double-wall Type B Gas Vent systems, used for venting gas furnaces, water heaters, boilers and decorative gas fireplaces. SDV’s Type B Gas Vent product line features heavy-duty quality construction and a twist-lock design that provides for fast and easy job-site assembly compared to conventional snap-together designs. The twist-lock design has broader applications and has been incorporated into SDV’s gas, pellet and Direct-Vent product lines. SDV also markets a patented flexible vent connector, Dura/Connect, for use between the gas appliance flue outlet and the connection to the Type B Gas Vent installed in the ceiling. Dura/Connect affords simple twist, bend and connect installation for water heaters and gas furnaces. As a result of the acquisition of ProTech in July 2008, SDV offers special gas vent and relining products.

Consumer concerns over the rising costs of natural gas and home heating oil in 2003 through the first half of 2006 increased demand for alternative fuel appliances. This resulted in increased demand for SDV’s all-fuel chimney and pellet vent products, although demand for these and other SDV products declined along with the slowdown in home building activity in the first half of 2006 and again in late 2007 and 2008. The gas fireplace market has evolved into two basic types of fireplace: top-vent fireplaces that are vented with the standard Type B Gas Vent and direct-vent fireplaces that use a special double-wall venting system. SDV’s Direct-Vent system is designed not only to exhaust the flue products, but also to draw in outside air for combustion, an important feature in modern energy-efficient home construction. Direct-Vent gas fireplace systems afford ease of installation, permitting horizontal through-the-wall venting or standard vertical through-the-roof venting. SDV has established relationships with several large manufacturers of gas stoves and gas fireplaces to supply Direct-Vent venting products.

New Product Development

Simpson Dura-Vent has gained industry recognition by offering innovative new products that meet changing needs of customers. SDV representatives serve on industry committees concerned with issues such as new appliance standards and government regulations. SDV’s research and development expense for the three years ended December 31, 2009, 2008 and 2007, was $655,000, $812,000 and $816,000, respectively. SDV also maintains working relationships with research and development departments of major appliance manufacturers, providing prototypes for field testing and conducting tests in SDV’s testing laboratory. SDV believes that such relationships provide competitive advantages. For example, SDV introduced the first venting system for Direct-Vent gas appliances. In 2004, SDV completed testing for a new chimney product line, Dura-Plus HTC, which is designed to meet Canadian standards for chimney systems, and began marketing in Canada in 2005. In 2006, SDV launched a new, improved PelletVent for venting pellet burning stoves. SDV manufactures the new PelletVent product line using laser welding equipment. SDV has patents pending for the PelletVent product line. In 2007, SDV determined that the exhaust gases that result from burning corn pellets and other bio fuels can be corrosive and has begun using material that is more suited to this application. Also in 2007, SDV launched improvements in its Direct-Vent categories, applying laser weld techniques, and launched a new air-cooled large diameter (10” through 16”) chimney product line, Dura-Chimney 2, for venting very large wood-burning fireplaces.

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

Simpson Dura-Vent responds to technological changes occurring in the industry through new product development and has developed a reputation for quality and service to its customers. To reinforce its reputation for quality, SDV produces extensive sales support literature and advertising materials. Recognizing the difficulty that customers and users may have in understanding correct sizing for venting, SDV publishes a sizing handbook to assist contractors, building officials and retail outlets. SDV has designed its advertising and promotional materials for use by distributors and their customers, as well as home centers and hardware chains.

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

Most of Simpson Strong-Tie’s products are produced with a high level of automation, using progressive dies run in automatic presses making parts from coiled sheet steel at rates that often exceed 100 strokes per minute. SST estimates that it produces over 500 million product pieces per year. Most of SST’s products (SKUs) are bar coded with UPC numbers for easy identification, and nearly all of the products sold to home centers are labeled with bar codes. SST has significant press capacity and has multiple dies for some of its high volume products because of the need to produce these products close to the customer and to provide backup capacity. The balance of production is accomplished through a combination of manual, blanking and numerically controlled (NC) processes that include robotic welders, lasers and turret punches. This capability allows SST to produce products with little redesign or set-up time, facilitating rapid turnaround for customers. New tooling is also highly automated. Dies are designed and produced using computer aided design (CAD) and computer aided machining (CAM) systems. CAD/CAM capability enables SST to create multiple dies quickly and design them to high standards. The Company is constantly reviewing its product line to reduce manufacturing costs, increase automation, and take advantage of new types of materials.

Simpson Strong-Tie also manufactures chemical anchoring products at its facility in Addison, Illinois. The chemicals are mixed in batches and are then loaded in two-part dispensers. These dispensers mix the product on the job site because set up times are usually very short. In addition, SST purchases a number of products, primarily fasteners, powder actuated pins and tools and accessories and certain of its mechanical anchoring products, from various sources around the world. These purchased products undergo inspections on a sample basis for conformance with ordered specifications and tolerances before being distributed.

Simpson Dura-Vent produces component parts for venting systems using NC-controlled punch presses equipped with high-speed progressive and compound tooling. SDV’s vent pipe and elbow assembly lines are automated, to produce finished products efficiently from large coils of steel and aluminum. UPC bar coding and computer tracking systems provide SDV’s industrial engineers and production supervisors with real-time productivity tools to measure and evaluate current production rates, methods and equipment.

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

The steel industry is highly cyclical and prices for the Company’s raw materials are influenced by numerous factors beyond the Company’s control, including general economic conditions, competition, labor costs, foreign exchange rates, import duties, raw material shortages and trade restrictions. The steel market continues to be dynamic, with a high degree of uncertainty about future pricing trends. Steel prices have declined from their peak in July 2008, but the Company believes that they may have reached a low point in mid-2009 and that they may increase in 2010 as demand returns to the market and imports and steel mill capacity utilization remain constricted. Demand for steel, although slow, increased due to manufacturers’ low inventories in the fourth quarter of 2009. Numerous factors may cause steel prices to increase in the future. In addition to increases in steel prices, mills have added surcharges for zinc, energy and freight in response to increases in their costs. These and other factors could adversely affect the Company’s cost and access to steel in 2010. If steel prices increase and the Company is not able to maintain its prices or increase them sufficiently, the Company’s margins could deteriorate. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company historically has not attempted to hedge against changes in prices of steel or other raw materials.

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

In July 2007, the Company’s subsidiary, Simpson Strong-Tie Company Inc., purchased the stock of Swan Secure Products, Inc. (“Swan Secure”) for $42.1 million in cash, net of cash received. Swan Secure is a manufacturer and distributor of fasteners, largely stainless steel, and its products are marketed throughout the United States. In 2009, SST integrated the Swan Secure product line into its sales and distribution system and is transitioning the Swan secure brand to the SST brand.

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

In June 2008, the Company’s subsidiary, Simpson Dura-Vent Company, Inc., purchased the equity of ProTech Systems, Inc., a New York corporation (“ProTech”). ProTech manufactures venting products in New York and distributes them throughout North America. ProTech expands the Company’s product offerings in the venting product segment. The purchase price was $8.3 million in cash, including due diligence and transaction costs and $1.4 million to be paid in the future, plus an additional earn-out of up to $2.25 million if certain future performance targets are met. The Company recorded goodwill of $2.2 million and intangible assets subject to amortization of $3.3 million as a result of the acquisition. Net tangible assets, including machinery and equipment, inventory and trade accounts receivable, accounted for the balance of the purchase price. In July 2008, Simpson Dura-Vent also purchased certain assets to produce the Ventinox stainless steel chimney liner product line from American BOA Inc. ProTech had been the distributor of Ventinox products. The purchase price was $1.6 million in cash, including due diligence and transaction costs. The Company recorded goodwill of $0.7 million and intangible assets subject to amortization of $0.1 million. Tangible assets, including machinery and equipment and inventory, accounted for the balance of the purchase price.

In July 2008, the Company’s subsidiary, Simpson Strong-Tie Company Inc., purchased the equity of Ahorn-Geräte & Werkzeuge Vertriebs GmbH, a German company, and its subsidiaries Ahorn Upevnovaci Technika s.r.o., a Czech company, and Ahorn Pacific Fasteners (Kunshan) Co., Ltd., a Chinese company (collectively “Ahorn”). The acquisition broadened Simpson Strong-Tie’s collated fastener product line and added production capacity in both Europe and China. The purchase price was $9.2 million in cash, including due diligence and transaction costs. The Company recorded goodwill of $3.3 million and intangible assets subject to amortization of $3.9 million as a result of the acquisition. Net tangible assets, including machinery and equipment, inventory and trade accounts receivable, accounted for the balance of the purchase price.

In January 2009, the Company’s subsidiary, Simpson Strong-Tie Company Inc., acquired the business of RO Design Corp, a Florida corporation doing business as DeckTools, which licenses deck design and estimation software. Payments under the purchase agreement total $4.0 million in cash, including $2.5 million to be paid in the future, which will be treated as compensation expense to the principal officer of RO Design Corp, who is now employed by the Company. As a result of the acquisition, the Company recorded goodwill of $0.4 million and intangible assets subject to amortization of $1.1 million.

In April 2009, the Company’s subsidiary, Simpson Strong-Tie Europe EURL, purchased the equity of Agence Internationale Commerciale et Industrielle, S.A.S. (“Aginco”). Aginco manufactures a line of high-quality builder products and distributes them in France. The purchase price was $22.2 million in cash. The Company has recorded goodwill in connection with the transaction of $10.5 million and intangible assets subject to amortization of $6.0 million. Net tangible assets, including machinery and equipment, inventory and trade accounts receivable, accounted for the balance of the purchase price.

Seasonality and Cyclicality

The Company’s sales are seasonal and cyclical. Operating results vary from quarter to quarter and with economic cycles. The Company’s sales are also dependent, to a large degree, on the North American residential home construction industry. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Employees and Labor Relations

As of January 1, 2010, the Company had 2,138 full-time employees, of whom 1,116 were hourly employees and 1,022 were salaried employees. The Company believes that its overall compensation and benefits for the most part meet industry averages and that its relations with its employees are good.

A significant number of the employees at two of the Company’s facilities are represented by labor unions and are covered by collective bargaining agreements. Two of the Company’s collective bargaining agreements cover the Company’s tool and die craftsmen and maintenance workers and its sheetmetal workers in Brea, California. These two contracts expire February 2011 and June 2012, respectively. Simpson Strong-Tie’s facility in Stockton, California, is also a union facility with two collective bargaining agreements, which cover its tool and die craftsmen and maintenance workers, and its sheetmetal workers. These two contracts will expire June 2011 and September 2011, respectively. See “Item 1A — Risk Factors.”

Available Information

The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company makes available, free of charge, copies of its recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement, company governance guidelines and code of ethics and the charters of the Audit Committee, Compensation and Leadership Development Committee, and Governance and Nominating Committee of its Board of Directors on its website at www.simpsonmfg.com. Printed copies of any of these materials will be provided free of charge on request.

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

•                  financial instability of the financial institutions where we have our cash balances invested could result in loss of our principal balance;

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

We have substantial sales to a few large customers. Loss of all or part of our sales to a large customer would have a material adverse effect on our revenues and profits. Our largest customer accounted for 11% of net sales for the year ended December 31, 2009, and slightly less than 10% of net sales for the year ended December 31, 2008. In August 2007, this customer sold a division, which is now a separate customer of the Company. As a combined company in 2007, these two customers accounted for 15% of our net sales. As two separate customers, neither would have accounted for more than 10% of our consolidated net sales for  2007. See Note 14 to the Company’s Consolidated Financial Statements. This customer may endeavor to replace, in some or all markets, our products with lower-priced products supplied by others or may otherwise reduce its purchases of our products. We also might reduce our dependence on our largest customer by reducing or terminating sales to one or more of the customer’s subsidiaries. Any reduction in, or termination of, our sales to this customer would at least temporarily, and possibly longer, cause a material reduction in our net sales, income from operations and net income. A reduction in or elimination of our sales to our largest customer, or another of our larger customers, would increase our relative dependence on our remaining large customers.

In addition, our customers include retailers and distributors. Retail and distribution businesses have consolidated over time, which could increase the material adverse effect of losing any of them.

Increases in prices of raw materials could negatively affect our sales and profits.

Our principal raw material is steel, including stainless steel. The steel industry is highly cyclical. Numerous factors beyond our control, such as general economic conditions, competition, worldwide demand, material and labor costs, energy costs, foreign exchange rates, import duties and other trade restrictions, influence prices for our raw materials. Consolidation among domestic integrated steel producers, changes in supply and demand in steel markets, changes in foreign currency exchange rates and economic conditions, and other events have led to volatility in steel costs. The domestic steel market is heavily influenced by three major United States manufacturers. We have not always been able, and in the future we might not be able, to increase our product prices in amounts that correspond to increases in costs of raw materials, without materially and adversely affecting our sales and profits.

We have not attempted to hedge against changes in prices of steel or other raw materials. In recent years, however, we have increased our steel purchases in an effort to mitigate the effects of rising steel prices. At the same time, since 2007 our sales have declined with the declines in the housing and financial markets. As a result, our inventory fluctuated substantially. Inventory fluctuation can materially and adversely affect our margins, cash flow and profits.

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

Our sales are seasonal, with operating results varying from quarter to quarter. With some exceptions, our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of the year, as customers purchase construction materials in the late spring and summer months for the construction season. In addition, weather conditions, such as unseasonably warm, cold or wet weather, which affect, and sometimes delay or accelerate, installation of some of our products, significantly affect our results of operations. Political and economic events can also affect our sales and profitability.

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

We depend on certain key management and technical personnel, including, among others, Thomas J Fitzmyers, Michael J. Herbert, Phillip “Terry” Kingsfather, Barclay Simpson, Stephen P. Eberhard, Karen Colonias and Jeffrey E. Mackenzie. The loss of one or more key employees could materially and adversely affect us.

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

A significant number of our employees are represented by labor unions and are covered by collective bargaining agreements that will expire in 2011 and 2012. A work stoppage or interruption by a significant number of our employees could have a material and adverse effect on our sales and profitability.

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

Control by our principal stockholder reduces the ability of other stockholders to influence management.

Barclay Simpson, the Chairman of our Board of Directors, controls approximately 20% of the outstanding shares of our common stock. Mr. Simpson and Thomas J Fitzmyers, our President and Chief Executive Officer (even though he owns less than 1% of the outstanding shares of our common stock), have significant influence with respect to the election of our directors and over some fundamental changes affecting us, such as a merger or sale of assets or amendment of our Certificate of Incorporation or Bylaws.

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

Sales of substantial amounts of our common stock in the public market could adversely affect the prevailing market price for our common stock. All of the outstanding shares of our common stock are freely tradable without restriction under the Securities Act of 1933, other than 10.0 million shares held (as of February 9, 2010) by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933. Options to purchase 1.8 million shares of our common stock were outstanding as of December 31, 2009, including options to purchase 1.7 million shares that were exercisable. If a substantial number of shares were sold in the public market pursuant to Rule 144 or on exercise of options, the trading price of our common stock in the public market could be adversely affected.

Delaware law and our stockholder rights plan contain anti-takeover provisions that could deter takeover attempts that might otherwise be beneficial to our stockholders.

Provisions of Delaware law could make it more difficult for a third party to acquire us. Section 203 of the Delaware General Corporation Law may make the acquisition of Simpson Manufacturing Co., Inc. and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring Simpson Manufacturing Co., Inc. without the consent of our Board of Directors for at least three years from the date they first hold 15% or more of the voting stock. Barclay Simpson and his affiliates are not subject to this provision of Delaware law with respect to their investment in Simpson Manufacturing Co., Inc. In addition, our Stockholder Rights Plan has significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.

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

•                  failing to increase, or even maintain, sales and profits;

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

If we decide to change significantly the location, nature or extent of a portion of our manufacturing operations, we may need to record an impairment of our goodwill. Our goodwill totaled $81.6 million at December 31, 2009. Recording an impairment of our goodwill correspondingly reduces our net income. In 2007, for example, we decided to move part of our Canadian manufacturing operations to China in 2008 or 2009, and as a result, we recorded a goodwill impairment of $10.7 million, which materially reduced our net income in 2007. Other changes or events in the future could further impair our recorded goodwill, which could also materially and adversely affect our profitability.

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

We have implemented a new commercially available Microsoft third-party accounting software system, initially focused on replacing our internally developed general ledger and purchasing and payables systems, for use in our operations in the United States, Europe and Asia. Any errors or defects in, or unavailability of, third-party software or our implementation of the systems, could result in errors in our financial statements, which could materially and adversely affect our business. If we continue to use our other internally developed accounting systems and they are not able to accommodate our future business needs, or if we find that they or any new systems we may implement contain errors or defects, our business and financial condition could be materially and adversely affected.

Our international operations may be materially and adversely affected by factors beyond our control.

Economic, social and political conditions, laws, practices and customs vary widely among the countries where we produce or sell our products. Our operations outside of the United States are subject to a number of risks and potential costs, including, for example, lower profit margins, less protection of intellectual property and economic, political and social uncertainty in some countries, especially in China and other emerging markets. Our sales and profits depend, in part, on our ability to develop and implement policies and strategies that effectively anticipate and manage these and other risks in the countries where we do business. These and other risks may have a material adverse effect on our operations in any particular country and on our business as a whole. Inflation in emerging markets also makes our products more expensive there and increases the market and credit risks to which we are exposed.

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

Our manufacturing facilities in China complicate our inventory management.

We maintain manufacturing capability in various parts of the world, in part to allow us to serve our customers with prompt delivery of needed products. Such customer service is a significant factor in our efforts to compete with larger companies that have greater resources than we have. We have expanded, substantially, our manufacturing in China. Much of the output of our manufacturing in China is and will be intended for export to other parts of Asia and elsewhere. Because of the unusually great distances between our manufacturing facilities in China and the markets to which the products made there will be shipped, we may have difficulty providing adequate service to our customers, which may put us at a competitive disadvantage. Our attempts to provide prompt delivery may necessitate that in China we produce and keep on hand substantially more inventory of finished products than would otherwise be needed. Inventory increases can materially and adversely affect our margins, cash flow and net income.

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

The accounting rules applicable to public companies are subject to frequent revision. Future changes in accounting standards, guidance and interpretations could require us to change the way we measure revenue, expense or balance sheet amounts, which could result in material and adverse change to our reported results of operations or financial condition.

Climate change could materially and adversely affect our business.

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

•                  destroy forests, increasing the cost and reducing the availability of wood products used in construction,

•                  increase the cost and reduce the availability of raw materials and energy,

•                  increase the cost of capital,

•                  increase the cost and reduce the availability of insurance covering damage from natural disasters,

•                  lead to claims regarding the content or adequacy of our public disclosures, and

•                  lead to new laws and regulations that increase our expenses and reduce our sales.

Any of these consequences, and other consequences of climate change that we do not foresee, could materially and adversely affect our sales, profits and financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns its home office in Pleasanton, California, and its principal United States manufacturing facilities in Stockton and Brea, California, McKinney, Texas, and Columbus, Ohio. The principal manufacturing facilities located outside the United States, the majority of which are owned, are in Canada, the United Kingdom, France, Denmark and China. The Company also owns and leases smaller manufacturing facilities, warehouses, research and development facilities and sales offices throughout the United States, Europe, Australia, Asia and the Middle East. As of February 26, 2010, the Company’s owned and leased facilities were as follows:

	Number
	Of	Approximate Square Footage
	Properties	Owned	Leased	Total
		(in thousands of square feet)
Connectors
United States	27	2,174	491	2,665
International	23	682	301	983
Venting
United States	4	581	64	645
Administrative and all other	1	89	—	89
Total	55	3,526	856	4,382

The Company’s properties are constructed primarily of steel, brick or concrete and, in management’s opinion, are maintained in good operating condition. The Company’s manufacturing facilities are equipped with specialized equipment and use extensive automation. The Company considers its existing and planned facilities to be suitable and adequate for its operations as currently conducted and as planned through 2010. The Company’s leased facilities typically have renewal options and have expiration dates through 2019. The Company believes it will be able to extend leases on its various facilities as necessary, as they expire. The manufacturing facilities currently are being operated with one full shift. The Company anticipates that it may require additional facilities to accommodate possible future growth.

The Company has classified its facility in San Leandro, California, as an asset held for sale. The Company intends to sell its facility in Vicksburg, Mississippi, and will close it at that time. On the sale of either facility, if it is sold below its carrying value, the Company will record an impairment charge equal to the amount by which its carrying value exceeds its net realized value.

The Company expects, in March 2010, to acquire a facility in San Bernadino, California, in which it will consolidate its owned manufacturing and warehouse facilities in Brea, California, and its leased warehouse in Ontario, California. The Company intends to sell the Brea facilities. The relocation is planned to be completed in late 2010 or in 2011.

Item 3. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.

Four lawsuits (the “Hawaii Cases”) have been filed against the Company in the Hawaii First Circuit Court:  Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Hawaii Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Hawaii Case No. 09-1-1491-06 SSM (“Hawaii Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Hawaii Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Hawaii Case 4”). Hawaii Case 1 was filed on November 18, 2009. Hawaii Cases 2 and 3 were originally filed on June 30, 2009. Hawaii Case 4 was filed on August 19, 2009. The Hawaii Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage. Hawaii Case 1 is a putative class action brought by the owners of allegedly affected Ocean Pointe houses. Hawaii Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new representative plaintiff. Hawaii Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments. Hawaii Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products. Hawaii Case 4, like Hawaii Case 1, is a putative class action brought by owners of allegedly affected Ocean Pointe homes.  In Hawaii Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, has brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are actually the fault of the Company. None of the Hawaii Cases alleges a specific amount of damages sought, although each of the Hawaii Cases seeks compensatory damages, and Hawaii Case 1 seeks punitive damages. The Company is currently investigating the facts underlying the claims asserted in the Hawaii Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed. At this time, the likelihood that the Company will be found liable for any property damage allegedly suffered and the extent of such liability, if any, are unknown. Based on facts currently known to the Company, the Company believes that all or part of the claims alleged in the Hawaii Cases may be covered by its insurance policies. The Company intends to defend itself vigorously in connection with the Hawaii Cases.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SSD.” The following table shows the range of high and low closing sale prices per share of the common stock as reported by the NYSE and dividends paid per share of common stock for the calendar quarters indicated:

	Market Price		Dividends
	High	Low	Paid
Quarter
2009
Fourth	$27.31	$23.39	$0.10
Third	29.60	20.10	0.10
Second	24.08	17.98	0.10
First	27.65	13.80	0.10
2008
Fourth	$29.23	$19.70	$0.10
Third	31.90	20.72	0.10
Second	28.25	23.26	0.10
First	28.43	22.97	0.10

The Company estimates that as of February 9, 2010, approximately 12,000 persons beneficially owned shares of the Company’s common stock either directly or through nominees.

In February 2010, the Company’s Board of Directors declared a dividend of $0.10 per share to be paid on April 29, 2010, to stockholders of record on April 8, 2010. The Company began declaring quarterly dividends of $0.05 per common share in January 2004. Future dividends, if any, will be determined by the Company’s Board of Directors, based on the Company’s earnings, cash flows, financial condition and other factors deemed relevant by the Board of Directors.

In December 2009, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2010. This replaces the $50.0 million repurchase authorization from December 2008. The Company did not repurchase any shares in 2009 or 2008. In February 2007, the Company repurchased 122,500 shares of its common stock for $4.2 million, which the Company retired in March 2007, with the excess over the par value of the repurchased shares recorded against retained earnings.

The following table sets forth certain information as of December 31, 2009, concerning (a) all equity compensation plans of the Company previously approved by the stockholders and (b) all equity compensation plans of the Company not previously approved by the stockholders.

				(c)
				Number of
	(a)			securities remaining
	Number of securities		(b)	available for future
	to be issued		Weighted-average	issuance under equity
	on exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding securities
Plan Category	warrants & rights		warrants & rights	reflected in column (a))

Equity compensation plans approved by stockholders	1,792,160	(1)	$31.31	7,295,223	(2)

Equity compensation plans not approved by stockholders	0		N/A	83,400	(3)

Total	1,792,160		$31.31	7,378,623

(1)          Excludes an additional 148,000 shares subject to options granted under the Company’s 1994 Stock Option Plan on February 2, 2010.

(2)          Includes 148,000 shares subject to options granted under the Company’s 1994 Stock Option Plan on February 2, 2010.

(3)          Excludes an additional 10,300 shares issued on January 4, 2010, under the Company’s 1994 Employee Stock Bonus Plan. As of December 31, 2009, the Company had reserved 200,000 shares of common stock for issuance as bonuses under the 1994 Employee Stock Bonus Plan, of which 116,600 shares had been issued.

Company Stock Price Performance

The graph below compares the cumulative total stockholder return on the Company’s common stock from December 31, 2004, through December 31, 2009, with the cumulative total return on the S & P 500 Index and the Dow Jones Building Materials Index over the same period (assuming the investment of $100 in the Company’s common stock and in each of the indices on December 31, 2004, and reinvestment of all dividends).

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years ended December 31, 2009, 2008, 2007, 2006 and 2005 (presented in thousands, except per share amounts), derived from the audited Consolidated Financial Statements of the Company, the most recent three years of which appear elsewhere herein. The Company adopted the revised business combinations guidance codified as the “Business Combinations” topic and the revised guidance in the “Income Taxes” topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) regarding the accounting for the uncertainty in income taxes, on January 1, 2009, and January 1, 2007, respectively. The selected consolidated statement of operations data for the year ended December 31, 2006, and the consolidated balance sheet data as of December 31, 2005, have been recast for the retrospective application of new accounting guidance for noncontrolling interests in a consolidated subsidiary, to which the Company became subject beginning January 1, 2009. The presentation of the information in the tables below complies with the accounting pronouncements, but is not necessarily comparable with prior years. These results include acquired company results of operations beginning on the dates of acquisition. For a summary of recent acquisitions, see “Note 2 — Acquisitions” to the consolidated financial statements included herein. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Years Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Net sales	$585,070	$756,499	$816,988	$863,180	$846,256
Cost of sales	391,496	474,190	511,499	517,885	515,420
Gross profit	193,574	282,309	305,489	345,295	330,836

Research and development and other engineering expense	19,993	21,327	20,115	19,254	14,573
Selling expense	64,294	80,703	75,954	72,199	64,317
General and administrative expense	79,880	89,897	88,618	91,975	100,261
Impairment of goodwill	—	2,964	10,666	—	—
Loss (gain) on sale of assets	797	(124)	(713)	457	(2,044)
Income from operations	28,610	87,542	110,849	161,410	153,729

Income (loss) in equity method investment, before tax	(194)	(486)	(33)	(97)	284
Interest income, net	75	2,596	5,759	3,719	1,551
Income before income taxes	28,491	89,652	116,575	165,032	155,564

Provision for income taxes	16,274	35,718	47,833	62,370	57,170
Net income attributable to non-controlling interest	—	—	—	166	—
Net income attributable to Simpson Manufacturing Co., Inc. stockholders	$12,217	$53,934	$68,742	$102,496	$98,394

Basic net income per share of common stock attributable to Simpson Manufacturing Co., Inc. stockholders	$0.25	$1.11	$1.42	$2.12	$2.05

Diluted net income per share of common stock attributable to Simpson Manufacturing Co., Inc. stockholders	$0.25	$1.10	$1.40	$2.10	$2.02

Cash dividends declared per share of common stock	$0.40	$0.40	$0.40	$0.32	$0.23

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Working capital	$458,607	$455,703	$438,538	$399,082	$342,496
Property, plant and equipment, net	187,814	193,318	198,117	197,180	166,480
Total assets	843,805	830,200	817,679	735,334	659,715
Line of credit and long-term debt, including current portion	—	26	1,029	665	5,114
Total liabilities	80,021	81,174	94,279	82,459	96,249
Non-controlling interest	—	—	—	—	5,337
Total Simpson Manufacturing Co., Inc. stockholders’ equity	763,784	749,026	723,400	652,875	558,129

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the years ended December 31, 2009, 2008 and 2007, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere herein.

Overview

The Company’s net sales decreased to $585.1 million in 2009 from $817.0 million in 2007, reflecting slower homebuilding activity. Net sales decreased in 2009 from 2007 in all regions of the United States, with above-average rates of decline in California and the western portions of the country, and net sales to home centers decreased significantly over the same period. Expansion into international markets helped to offset in part the sales decline in the United States over the last three years. Sales outside of the United States have increased, due in part to the acquisitions of:

•                  Certain assets of Liebig International Ltd., an Irish company, Heinrich Liebig Stahldübelwerke GmbH, Liebig GmbH & Co. KG and Liebig International Verwaltungsgesellschaft GmbH, all German companies, Liebig Bolts Limited, an English company, and Liebig International Inc., a Virginia corporation (collectively “Liebig”), in April 2008,

•                  Ahorn-Geräte & Werkzeuge Vertriebs GmbH, a German company, and its subsidiaries Ahorn Upevnovaci Technika s.r.o., a Czech company, and Ahorn Pacific Fasteners (Kunshan) Co., Ltd., a Chinese company (collectively “Ahorn”), in July 2008, and

•                  Agence Internationale Commerciale et Industrielle, S.A.S., a French company (“Aginco”), in April 2009.

Gross profit margin decreased to 33.1% in 2009 from 37.4% in 2007 primarily due to increased costs of steel and other materials, a higher proportion of fixed overhead costs and higher distribution costs, partly offset by reduced labor costs.

In recent years, home center sales have declined, although at a lower rate than the Company’s consolidated net sales. A large part of the home center sales was sales to The Home Depot, which exceeded 10% of the Company’s consolidated net sales in the years ended December 31, 2009, and 2007, but not in the year ended December 31, 2008. (see “Item 1A — Risk Factors” and Note 14 to the Company’s Consolidated Financial Statements). Consolidation of retailers and distributors has occurred over time. While the consolidation of these large retailers and distributors provides the Company with opportunities for growth, the increasing size and importance of individual customers exposes Simpson Strong-Tie to potential over-dependence. The loss of any of the larger home centers and distributors as customers would have a material adverse effect on SST, unless and until either such customers are replaced or SST makes the necessary adjustments (if possible) to compensate for the loss of business.

Results of Operations

The following table sets forth, for the years indicated, the percentage of net sales of certain items in the Company’s Consolidated Statements of Operations.

	Years Ended December 31,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.9%	62.7%	62.6%
Gross profit	33.1%	37.3%	37.4%
Research and development and other engineering	3.4%	2.8%	2.5%
Selling expense	11.0%	10.7%	9.3%
General and administrative expense	13.7%	11.9%	10.8%
Impairment of goodwill	—	0.4%	1.3%
Loss (gain) on sale of assets	0.1%	—	(0.1)%
Income from operations	4.9%	11.5%	13.6%
Income (loss) in equity method investment	—	(0.1)%	—
Interest income, net	—	0.4%	0.7%
Income before income taxes	4.9%	11.8%	14.3%
Provision for income taxes	2.8%	4.7%	5.9%
Net income	2.1%	7.1%	8.4%

In December 2009, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2010. This replaced the $50.0 million repurchase authorization from December 2008. The Company made no repurchases during 2009 or 2008. In February 2007, the Company repurchased 122,500 shares of its common stock for $4.2 million, which the Company retired in March 2007.

Comparison of the Years Ended December 31, 2009 and 2008

Consolidated Company

Net Sales

In 2009, net sales decreased 22.7% to $585.1 million compared to net sales of $756.5 million for 2008. In 2009, sales declined throughout the United States. The western and southeastern regions had the largest decreases in sales. Sales decreased overall during the year in Europe and Canada. Simpson Strong-Tie’s sales for 2009 decreased 22.2% from 2008, while Simpson Dura-Vent’s sales decreased 26.6%. Simpson Strong-Tie’s sales to contractor distributors and dealer distributors decreased as a result of the weakness in the U.S. housing market. Sales to home centers also decreased. Sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of Simpson Dura-Vent’s Direct-Vent and gas vent, hearth and pellet vent product lines decreased, while sales of special gas vent and relining products increased, primarily as a result of the acquisition of ProTech Systems, Inc. in June 2008.

Gross Profit

Gross profit decreased 31.4% from $282.3 million in 2008 to $193.6 million in 2009. As a percentage of net sales, gross profit decreased from 37.3% in 2008 to 33.1% in 2009. The decrease in gross margins was primarily due to reduced absorption of fixed overhead, as a result of lower production volumes, as well as higher manufacturing costs, including higher costs of material and labor. The Company continues to face uncertainty in the cost and availability of steel. Several factors are contributing to this uncertainty. The price of steel, the Company’s primary raw material, increased in the second half of 2009. The Company expects steel prices to continue to increase into 2010 as demand returns to the market. The steel market continues to be dynamic, however, with a high degree of uncertainty about future pricing trends. If steel prices increase and the Company is not able to maintain its prices or increase them sufficiently, the Company’s margins could deteriorate further.

Research and Development and Other Engineering Expense

Research and development and other engineering expense decreased 6.3% from $21.3 million in 2008 to $20.0 million in 2009, primarily due to a $0.9 million decrease in professional service fees and a $0.8 million decrease in personnel expenses, partly offset by various other items.

Selling Expense

Selling expense decreased 20.3% from $80.7 million in 2008 to $64.3 million in 2009. This decrease resulted primarily from a $9.3 million decrease in expenses associated with sales and marketing personnel, most of which was related to cost-cutting measures, a $4.3 million decrease in promotional expenditures and a $1.9 million decrease in commissions paid to selling agents.

General and Administrative Expense

General and administrative expense decreased 11.1% from $89.9 million in 2008 to $79.9 million in 2009. This decrease resulted primarily from a $6.1 million decrease in cash profit sharing, a $2.4 million decrease in administrative personnel expenses, related in part to cost-cutting measures, a $1.6 million decrease in legal and professional service expenses and a $1.0 million decrease in the provision for bad debt, partly offset by a $1.1 million increase in amortization of intangible assets, primarily related to the businesses acquired since June 2008.

Stock Option Expense

The Company believes that the pre-tax stock option expense for 2010 will be $0.9 million related to stock options granted during 2006, 2007, 2008, 2009 and through February 2010.

Interest Income and Expense

Interest income is generated on the Company’s cash and cash equivalents balances. Interest income decreased primarily as a result of lower interest rates. Interest expense includes interest, account maintenance fees and bank charges.

Provision for Income Taxes

The effective tax rate was 57.1% in 2009, up from 39.8% in 2008. The effective tax rate is higher than the statutory rate primarily due to the valuation allowances taken on foreign losses, differences between the U.S. statutory tax rate and the local tax rate in countries where the Company operates and a reduced benefit from the reduction or loss of enterprise zone tax credits at two of the Company’s facilities in California.

Connector Products — Simpson Strong-Tie (SST)

Simpson Strong-Tie’s income from operations decreased 63.1% from $91.6 million in 2008 to $33.8 million in 2009.

Net Sales

Simpson Strong-Tie’s net sales decreased 22.2% from $676.7 million in 2008 to $526.5 million in 2009. SST accounted for 90.0% of the Company’s total net sales in 2009, a slight increase from 89.5% in 2008. The decrease in net sales at SST resulted from a decrease in sales volume, partly offset by an increase in average prices of 9.9%. In 2009, sales declined throughout the United States, with above-average decreases in the western and southeastern regions. Sales decreased overall during the year in Europe and Canada. Simpson Strong-Tie’s sales to contractor distributors and dealer distributors decreased as a result of the weakness in the U.S. housing market. Sales to home centers also decreased. Sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction.

Gross Profit

Simpson Strong-Tie’s gross profit decreased 32.3% from $272.2 million in 2008 to $184.4 million in 2009. As a percentage of net sales, gross profit decreased from 40.2% in 2008 to 35.0% in 2009. This decrease was primarily due to higher manufacturing costs, including material and labor costs, and higher fixed overhead costs as a percentage of sales, as a result of the lower sales volume.

Research and Development and Other Engineering Expense

Simpson Strong-Tie’s research and development and other engineering expenses decreased 6.9% from $20.1 million in 2008 to $18.8 million in 2009, primarily due to a $1.0 million decrease in professional service fees and a $0.8 million decrease in personnel expenses, partly offset by various other items.

Selling Expense

Simpson Strong-Tie’s selling expense decreased 19.9% from $73.4 million in 2008 to $58.8 million in 2009, primarily due to a $9.0 million decrease in expenses associated with sales and marketing personnel, most of which was related to cost-cutting measures, a $4.3 million decrease in promotional expenditures, and a $0.5 million decrease in professional service fees.

General and Administrative Expense

Simpson Strong-Tie’s general and administrative expense decreased 14.3% from $84.3 million in 2008 to $72.2 million in 2009. This decrease resulted primarily from a $6.0 million decrease in cash profit sharing, a $3.3 million decrease in administrative personnel expenses, related in part to cost-cutting measures, a $1.5 million decrease in legal and professional service expenses, a $1.2 million decrease in the provision for bad debt and a $1.1 million decrease in information technology expenses, partly offset by a $0.7 million increase in amortization of intangible assets, primarily related to the businesses acquired since June 2008.

European Operations

For its European operations, Simpson Strong-Tie recorded after-tax loss of $11.4 million in 2009 compared to after-tax loss of $3.7 million in 2008. The 2009 loss was primarily related to the continuing integration costs associated with acquisitions since April 2008.

Venting Products — Simpson Dura-Vent (SDV)

Simpson Dura-Vent’s loss from operations increased 47.5% to $3.9 million in 2009 from $2.6 million in 2008.

Net Sales

Simpson Dura-Vent’s net sales decreased 26.6% from $79.8 million in 2008 to $58.5 million in 2009. SDV accounted for 10.0% of the Company’s total net sales in 2009, a slight decrease from 10.5% in 2008. The decrease in net sales at SDV resulted from a decrease in sales volume, partly offset by price increases that averaged 3.7%. In 2009, sales declined throughout the United States, with above-average decreases in the northeastern region. Sales of Simpson Dura-Vent’s Direct-Vent and gas vent, hearth and pellet vent product lines decreased, while sales of special gas vent and relining products increased, primarily as a result of the acquisition of ProTech in June 2008.

Gross Profit

Simpson Dura-Vent’s gross profit decreased 9.6% from $10.4 million in 2008 to $9.4 million in 2009. As a percentage of net sales, gross profit increased from 13.0% in 2008 to 16.0% in 2009. This increase was primarily due to lower fixed overhead costs as a percentage of net sales, partly offset by higher material costs.

Selling Expense

Simpson Dura-Vent’s selling expense decreased 23.5% from $7.2 million in 2008 to $5.5 million in 2009, primarily due to a $1.4 million decrease in commissions paid to selling agents, a $0.3 million decrease in promotional expenditures and a $0.2 million decrease in expenses associated with sales and marketing personnel, most of which was related to cost-cutting measures.

General and Administrative Expense

Simpson Dura-Vent’s general and administrative expense increased 40.0% to $6.5 million in 2009 from $4.6 million in 2008 primarily due to increases in intangible amortization expense of $0.5 million, primarily related to the businesses acquired since June 2008, and various other items.

Administrative and All Other (Company)

Interest Income and Expense

Interest income is generated on the Company’s cash and cash equivalents balances. Interest income decreased primarily as a result of lower interest rates. Interest expense includes interest, account maintenance fees and bank charges.

Comparison of the Years Ended December 31, 2008 and 2007

Consolidated Company

Net Sales

In 2008, net sales decreased 7.4% to $756.5 million compared to net sales of $817.0 million for 2007. In 2008, sales declined throughout the United States, with the exception of the northeastern region of the country. California and the western states had the largest decrease in sales. Sales during the year in continental Europe, Canada and Asia increased, while sales were down in the United Kingdom. Simpson Strong-Tie’s sales to contractor distributors had the largest percentage rate decrease and sales to dealer distributors and home centers also decreased. Reflecting the deterioration of construction markets and economic conditions generally, sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of the Swan Secure product line, acquired in July 2007, accounted for slightly more than 4% of Simpson Strong-Tie’s 2008 sales. Anchor Systems sales, while down slightly, benefited from the acquisition of Liebig, as well as Simpson Strong-Tie’s increasing presence in Asia and the Middle East. Sales of Simpson Dura-Vent’s pellet vent, chimney, special gas vent and relining products increased, a significant portion of the increase having resulted from the ProTech acquisition. Sales of SDV’s Direct-Vent and gas vent product lines decreased as a result of several factors, including the continuing weakness in new home construction.

Gross Profit

Gross profit decreased 7.6% from $305.5 million in 2007 to $282.3 million in 2008. As a percentage of net sales, gross profit decreased slightly to 37.3% in 2008 from 37.4% in 2007. The decrease in gross margins was primarily due to higher distribution costs, partly offset by lower manufacturing costs. The Company continued to face uncertainty in the cost and availability of steel. Several factors contributed to this uncertainty. Steel prices had declined from their peak in July 2008. The steel market was dynamic, however, with a high degree of uncertainty about future pricing trends. Demand for steel had declined due to the weakening of the global economy and tightening of financial credit markets.

Selling Expense

Selling expense increased 6.3% to $80.7 million in 2008 from $76.0 million in 2007. The increase resulted primarily from an increase in expenses associated with sales and marketing personnel of $7.4 million, including those at businesses acquired since July 2007. This increase was partly offset by decreases in promotional expenses of $1.6 million and donations of $0.5 million, primarily related to the gift made to Habitat for Humanity International, Inc. in 2007.

General and Administrative Expense

General and administrative expenses increased 1.4% to $89.9 million in 2008 from $88.6 million in 2007. The major components of the increase were increases in administrative personnel expenses of $8.5 million, including those at businesses acquired since July 2007, increased legal and professional service expenses of $2.8 million, higher amortization expense of $1.9 million and higher bad debt expense of $1.7 million. These increases were mostly offset by a decrease in cash profit sharing of $14.2 million, which resulted primarily from decreased operating profit.

Impairment of Goodwill

Impairment of goodwill decreased 72.2% from $10.7 million in 2007 to $3.0 million in 2008. The impairment charge taken in 2008, which was a result of the Company’s annual impairment test in the fourth quarter of 2008, was associated with assets that were acquired in England in 1999 and was associated with the Company’s U.K. reporting unit. The reporting unit’s carrying value exceeded the fair value, primarily due to reduced future expected net cash flows. The method to determine the fair value of the U.K. reporting unit was a discounted cash flow model. In 2007, the Company recorded a goodwill impairment charge of $10.7 million, primarily as a result of decreased expected future cash flows from its Canadian unit that resulted from the move of production from Canada to China. The method to determine the fair value of the Canadian reporting unit was a discounted cash flow model supported by market approaches, which were based on earnings multiples realized by similar public companies and on representative merger and acquisition transactions of a similar nature and industry. These reporting units are associated with the connector products segment. See “Critical Accounting Policies and Estimates — Goodwill Impairment Testing.”

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

Connector Products — Simpson Strong-Tie (SST)

Simpson Strong-Tie’s income from operations decreased 19.9% from $114.4 million in 2007 to $91.6 million in 2008.

Net Sales

Simpson Strong-Tie’s net sales decreased 9.2% from $745.7 million in 2007 to $676.7 million in 2008. SST accounted for 89.5% of the Company’s total net sales in 2008, a decrease from 91.3% in 2007. The decrease in net sales at SST resulted from a decrease in sales volume, partly offset by an increase in average prices of 8.3%. In 2008, sales declined throughout the United States, with the exception of the northeastern region of the country, which increased slightly. California and the western states had the largest decrease in sales. Sales during the year in continental Europe, Canada and Asia increased, while sales were down in the United Kingdom. Simpson Strong-Tie’s sales to contractor distributors had the largest percentage rate decrease and sales to dealer distributors and home centers also decreased. Reflecting the deterioration of construction markets and economic conditions generally, sales decreased across all of Simpson Strong-Tie’s major product lines, particularly those used in new home construction. Sales of the Swan Secure product line, acquired in July 2007, accounted for slightly more than 4% of Simpson Strong-Tie’s 2008 sales. Anchor Systems sales, while down slightly, benefited from the acquisition of Liebig, as well as Simpson Strong-Tie’s increased presence in Asia and the Middle East.

Gross Profit

Simpson Strong-Tie’s gross profit decreased 8.1% from $296.2 million in 2007 to $272.2 million in 2008. As a percentage of net sales, gross profit increased from 39.7% in 2007 to 40.2% in 2008. This slight increase was primarily due to lower manufacturing costs, including material and labor costs, partly offset by higher fixed overhead costs as a percentage of sales, as a result of the lower sales volume, and higher distribution costs.

Research and Development and Other Engineering Expense

Simpson Strong-Tie’s research and development and other engineering expenses increased 6.2% to $20.1 million in 2008 from $19.0 million in 2007. The increase resulted primarily from a $1.5 million increase in expenses related to additional personnel from the acquisitions during 2008, partly offset by an overall reduction in other departmental overhead expenses.

Selling Expense

Simpson Strong-Tie’s selling expense increased 6.7% to $73.4 million in 2008 from $68.8 million in 2007. The increase resulted primarily from a $7.3 million increase in expenses associated with sales and marketing personnel, including those at businesses acquired since July 2007, partly offset by decreases in promotional expenses of $1.5 million and donations of $0.5 million, primarily related to the gift made to Habitat for Humanity International, Inc. in 2007.

Impairment of Goodwill

Impairment of goodwill decreased 72.2% from $10.7 million in 2007 to $3.0 million in 2008. The impairment charge taken in 2008, which was a result of the Company’s annual impairment test in the fourth quarter of 2008, was associated with assets that were acquired in England in 1999 and was associated with the Company’s U.K. reporting unit. In 2007, the Company recorded a goodwill impairment charge of $10.7 million, primarily as a result of decreased expected future cash flows from its Canadian unit that resulted from the move of production from Canada to China.

European Operations

For its European operations, Simpson Strong-Tie recorded after-tax loss of $3.7 million in 2008 compared to after-tax net income of $2.4 million in 2007. The loss was primarily related to the goodwill impairment charge associated with the U.K. reporting unit.

Venting Products — Simpson Dura-Vent (SDV)

Simpson Dura-Vent’s loss from operations was flat at $2.6 million in both 2007 and 2008.

Net Sales

Simpson Dura-Vent’s net sales increased 11.9% to $79.8 million in 2008 from $71.3 million in 2007. SDV accounted for 10.5% of the Company’s total net sales in 2008, an increase from 8.7% in 2007. The increase in net sales at SDV resulted from an increase in sales volume, as well as price increases that averaged 4.0%. Sales were down in California and the western and southeastern regions of the United States and were up in the midwestern and northeastern regions of the United States in 2008 compared to 2007. Sales of Simpson Dura-Vent’s pellet vent, chimney, special gas vent and relining products increased, a significant portion of the increase having resulted from the ProTech acquisition. Sales of Direct-Vent and gas vent product lines decreased as a result of several factors, including the continued weakness in new home construction.

Gross Profit

Simpson Dura-Vent’s gross profit increased 10.5% to $10.4 million in 2008 from $9.4 million in 2007. As a percentage of net sales, gross profit decreased slightly to 13.0% in 2008 from 13.1% in 2007. This decrease was primarily due to higher fixed overhead costs as a percentage of net sales and higher distribution costs, offset by lower manufacturing costs, including material and labor costs.

General and Administrative Expense

Simpson Dura-Vent’s general and administrative expense increased 16.7% to $4.6 million in 2008 from $4.0 million in 2007 primarily due to increases in administrative personnel expenses of $0.5 million, including those at businesses acquired in 2008.

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

The Company writes the gross value of the inventory down to its net realizable value. The Company estimates net realizable value based on estimated selling price less further costs to completion and disposal. The Company impairs slow moving product by comparing inventories on hand to future projected demand. Obsolete inventory is on-hand supply of a product in excess of two years’ sales of that product or a supply of that product that the Company believes is no longer marketable. The Company revalues obsolete inventory as having no net realizable value and impairs its full carrying value. The Company has consistently applied this methodology. The Company believes that this approach is prudent and makes suitable provisions for slow moving and obsolete inventory. When provisions are established, a new cost basis of the inventory is created.

Comparable inventory values are as follows (in thousands):

	December 31,
	2009	2008
Gross Inventories:
Raw materials	$61,408	$92,638
In-process products	21,113	26,371
Finished goods	92,115	142,898

Less:
Slow moving, obsolete and net realizable value provisions	(10,882)	(10,029)
Net inventory valuation	$163,754	$251,878

Activity in the inventory reserve is summarized as follows (in thousands):

	Years ended December 31,
	2009	2008	2007

Beginning balance	$10,029	$10,338	$5,480
Provisions released following disposal of inventory	(47)	(749)	57
Additional provisions made	900	440	4,801
Ending balance	$10,882	$10,029	$10,338

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

Activity in the allowance for doubtful accounts is summarized as follows (in thousands):

	Years ended December 31,
	2009	2008	2007

Beginning balance	$4,368	$2,724	$2,286
Adjustments, recoveries and write-offs	(367)	(787)	(275)
Increase to bad debt provision	666	2,431	713
Ending balance	$4,667	$4,368	$2,724

Goodwill Impairment Testing

The “Intangibles—Goodwill and Other” topic of the FASB ASC requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (in the fourth quarter for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or disposition or relocation of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using discounted cash flow methodologies or a combination of market approaches, if information is readily available, and discounted cash flow methodologies. This process requires significant judgments, including estimation of future cash flows, which depends on internal forecasts, estimation of the long-term rate of growth for the Company’s business, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment for each reporting unit. Actual cash flows in the future may differ significantly from those assumed. The Company has allocated goodwill to reporting units based on the reporting unit or units expected to benefit from the acquisition. Reporting units are generally determined based on product type and country or region of operations.

The impairment charge taken in 2008, which was a result of the Company’s annual impairment test in the fourth quarter of 2008, was associated with assets that were acquired in England in 1999 and was associated with the Company’s U.K. reporting unit. The reporting unit’s carrying value exceeded the fair value, primarily due to reduced future expected net cash flows. The method to determine the fair value of the U.K. reporting unit was a discounted cash flow model. In 2007, the Company recorded a goodwill impairment charge of $10.7 million related to its Canadian reporting unit, resulting primarily from decreased expected future cash flows due to the move of production from Canada to China. The method to determine the fair value of the Canadian reporting unit was a discounted cash flow model supported by market approaches, which were based on earnings multiples realized by similar public companies and on representative merger and acquisition transactions of a similar nature and industry. At December 31, 2009, the remaining balances of goodwill of the U.K. and Canadian reporting units were $1.3 million and $3.7 million, respectively. These reporting units are associated with the connector products segment.

Effect of New Accounting Standards

On January 1, 2009, the Company adopted new or revised guidance in the following FASB ASC topics: “Business Combinations,” “Intangibles—Goodwill and Other,” “Subsequent Events,” and “Generally Accepted Accounting Principles.” As of December 31, 2009, the Company had not yet adopted the revised guidance codified in the “Consolidations” topic of the FASB ASC. See Note 1 to the Company’s Consolidated Financial Statements.

Liquidity and Sources of Capital

The Company’s liquidity needs arise principally from working capital requirements, capital expenditures and business acquisitions. During the three years ended December 31, 2009, the Company relied on internally generated funds to finance these needs. The Company’s working capital requirements are seasonal with the highest need typically occurring in the second and third quarters of the year. Cash and cash equivalents were $250.4 million and $170.8 million at December 31, 2009 and 2008, respectively. Working capital was $458.6 million and $455.7 million at December 31, 2009 and 2008, respectively. As of December 31, 2009, the Company had no borrowings on its revolving line of credit. The Company had unused capacity on these credit facilities of $205.0 million.

The Company’s operating activities provided $126.2 million, $56.1 million and $126.8 million in net cash in 2009, 2008 and 2007, respectively. In 2009, cash was provided by net income of $12.2 million and noncash expenses, including depreciation and amortization and noncash compensation related to stock plans, totaling $31.6 million, a decrease in inventories of $92.6 million, an increase in trade accounts payable of $4.8 million and a decrease in trade accounts receivable of $2.6 million. These increases were partially offset by an increase in other current assets of $4.1 million, and decreases in other accrued liabilities, income taxes payable and accrued cash profit sharing of $6.8 million, $4.5 million and $2.6 million, respectively. Raw material inventories decreased 33.7% from December 31, 2008, and in-progress and finished goods inventories decreased 35.7% over the same period. The decrease in inventories resulted primarily from decreased raw material purchases. The balance of the cash provided in 2009 resulted from changes in other asset and liability accounts, none of which was material.

The Company’s investing activities used $39.5 million, $51.0 million and $75.2 million in net cash in 2009, 2008 and 2007, respectively. Cash paid for asset acquisitions, primarily for the acquisitions of Aginco and RO Design Corp, was $24.3 million in 2009, down from $36.3 million for acquisitions in 2008 when the Company acquired Liebig, ProTech, Ventinox and Ahorn. Cash paid for capital expenditures was $15.2 million in 2009, down from $16.0 million in 2008. The cash paid was partly offset by sales of assets $1.2 million. The Company used $5.8 million of these expenditures in 2009 to improve its real estate, primarily to construct an addition to its manufacturing facility in France. The Company also used $9.4 million in 2009 to purchase machinery and equipment for its facilities in the United States, Europe and Asia. The Company’s planned capital expenditures for 2010 total approximately $28 million. The Company also used $1.2 million in 2009 to make loans to related parties.

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

In April 2009, the Company’s subsidiary, Simpson Strong-Tie Europe EURL, purchased the equity of Aginco, which manufactures a line of high-quality builder products and distributes them in France, for $22.2 million in cash.

The Company’s vacant facility in San Leandro, California, is classified as an asset held for sale. The Company completed its environmental remediation at this facility and is actively marketing the facility. The Company plans to sell its facility in Vicksburg, Mississippi, and will cease use of it around that time. If either facility is expected to be sold below its carrying value, the Company will record an impairment charge equal to the amount by which its carrying value exceeds its net realized value. As of December 31, 2009, the property in Vicksburg, Mississippi, did not qualify for held-for-sale accounting treatment, as the Company continues to use this facility as a warehouse, and the Company expects to record a charge in the range of $2 million to $3 million, based on current market conditions, when the held-for-sale accounting treatment is met.

The Company expects, in March 2010, to acquire a facility in San Bernadino, California, for $19.2 million, in which it will consolidate its owned manufacturing and warehouse facilities in Brea, California, and its leased warehouse in Ontario, California. The Company intends to sell the Brea facilities. The relocation is planned to be completed in late 2010 or in 2011.

The Company’s financing activities used $11.7 million, $13.0 million, and $17.4 million in net cash in 2009, 2008 and 2007, respectively. Uses of cash for financing activities were primarily from payments of cash dividends of $19.6 million. Cash provided by financing activities was primarily from the issuance of the Company’s common stock through the exercise of stock options totaling $7.6 million. In February 2010, the Company’s Board of Directors declared a dividend of $0.10 per share, a total of $4.9 million, to be paid on April 29, 2010, to stockholders of record on April 8, 2010.

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

The Company’s contractual obligations, as of December 31, 2009, for future payments are as follows, in thousands:

	Payments Due by Period
	Total	Less			More
	all	than 1	1 — 3	3 — 5	than 5
Contractual Obligation	periods	year	years	years	years

Debt interest obligations	453	160	293	—	—
Operating lease obligations	18,334	6,149	8,545	1,541	2,099
Purchase obligations	26,836	24,524	1,730	582	—
Total	$45,623	$30,833	$10,568	$2,123	$2,099

Purchase obligations consist of commitments primarily related to the acquisition, construction or expansion of facilities and equipment, consulting agreements, and minimum purchase quantities of certain raw materials. The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. Debt interest obligations include interest payments on fixed-term debt, line-of-credit borrowings and annual maintenance fees on the Company’s primary line-of-credit facility. Interest on line-of-credit facilities was estimated based on historical borrowings and repayment patterns. The Company’s primary line-of-credit facility includes annual maintenance fees from 0.08% to 0.10%, depending on the Company’s leverage ratio, on the unused portion of the facilities.

The Company adopted the revised guidance in the “Income Taxes” topic of the FASB ASC regarding uncertain tax positions on January 1, 2007. At December 31, 2009, the Company’s expected payment for contractual obligations includes $7.9 million of gross liability for uncertain tax positions, although the Company cannot estimate the amount realized or the timing of cash settlement of this liability. This amount does not include any amount receivable that may arise from the settlement of the Company’s uncertain tax positions. See Notes 1 and 10 to the Company’s Consolidated Financial Statements.

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

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to the Company’s operations taken as a whole. The translation adjustment resulted in an increase in accumulated other comprehensive income of $13.0 million for the year ended December 31, 2009, primarily due to the effect of the weakening of the United States dollar in relation to the European and Canadian currencies.

Item 8. Consolidated Financial Statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Simpson Manufacturing Co., Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Simpson Manufacturing Co., Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A of the 2009 Annual Report. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Item 9A of the 2009 Annual Report, management has excluded Agence Internationale Commerciale et Industrielle, S.A.S. (“Aginco”) from its assessment of internal control over financial reporting as of December 31, 2009, because they were purchased by the Company through a business combination during 2009. We have also excluded Aginco from our audit of internal control over financial reporting. Aginco is a division of Simpson Strong-Tie Company Inc. whose combined total assets and total revenues represent approximately 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 26, 2010

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$250,381	$170,750
Trade accounts receivable, net	77,317	76,005
Inventories	163,754	251,878
Deferred income taxes	13,970	11,995
Assets held for sale	7,887	8,387
Other current assets	16,766	8,582
Total current assets	530,075	527,597

Property, plant and equipment, net	187,814	193,318
Goodwill	81,626	68,619
Equity method investment	748	214
Intangible assets	28,852	23,453
Deferred income taxes	5,598	8,755
Other noncurrent assets	9,092	8,244
Total assets	$843,805	$830,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$—	$26
Trade accounts payable	28,462	21,675
Accrued liabilities	29,209	34,102
Accrued profit sharing trust contributions	7,018	9,541
Accrued cash profit sharing and commissions	2,427	2,264
Accrued workers’ compensation	4,352	4,286
Total current liabilities	71,468	71,894

Long-term liabilities	8,553	9,280
Total liabilities	80,021	81,174

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, par value $0.01; authorized shares, 5,000; issued and outstanding shares, none	—	—
Common stock, par value $0.01; authorized shares, 160,000; issued and outstanding shares, 49,377 and 48,971 at December 31, 2009 and 2008, respectively	493	490
Additional paid-in capital	146,036	136,867
Retained earnings	598,493	605,950
Accumulated other comprehensive income	18,762	5,719
Total stockholders’ equity	763,784	749,026
Total liabilities and stockholders’ equity	$843,805	$830,200

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007

Net sales	$585,070	$756,499	$816,988
Cost of sales	391,496	474,190	511,499
Gross profit	193,574	282,309	305,489

Operating expenses
Research and development and other engineering	19,993	21,327	20,115
Selling	64,294	80,703	75,954
General and administrative	79,880	89,897	88,618
Impairment of goodwill	—	2,964	10,666
Loss (gain) on sale of assets	797	(124)	(713)
	164,964	194,767	194,640

Income from operations	28,610	87,542	110,849

Loss in equity method investment, before tax	(194)	(486)	(33)
Interest income	542	2,977	5,988
Interest expense	(467)	(381)	(229)
Income before income taxes	28,491	89,652	116,575

Provision for income taxes	16,274	35,718	47,833

Net income	$12,217	$53,934	$68,742

Net income per common share
Basic	$0.25	$1.11	$1.42
Diluted	$0.25	$1.10	$1.40

Weighted average number of shares outstanding
Basic	49,135	48,636	48,472
Diluted	49,256	48,970	48,928

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the years ended December 31, 2007, 2008 and 2009

(In thousands, except per share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income	Stock	Total
Balance, January 1, 2007	48,412	$484	$114,535	$526,346	$11,494	$—	$652,859
Comprehensive income:
Net income	—	—	—	68,742	—	—	68,742
Other comprehensive income:
Translation adjustment	—	—	—	—	13,803	—	13,803
Comprehensive income							82,545
Options exercised	252	2	4,830	—	—	—	4,832
Stock compensation expense	—	—	5,893	—	—	—	5,893
Tax benefit of options exercised	—	—	554	—	—	—	554
Cash dividends declared on common stock, $0.40 per share	—	—	—	(19,399)	—	—	(19,399)
Repurchase of common stock	(122)	—	—	—	—	(4,191)	(4,191)
Retirement of treasury stock	—	(1)	—	(4,190)	—	4,191	—
Common stock issued at $31.65 per share	10	—	307	—	—	—	307
Balance, December 31, 2007	48,552	485	126,119	571,499	25,297	—	723,400
Comprehensive income:
Net income	—	—	—	53,934	—	—	53,934
Other comprehensive income:
Translation adjustment	—	—	—	—	(19,578)	—	(19,578)
Comprehensive income							34,356
Options exercised	410	5	6,876	—	—	—	6,881
Stock compensation expense	—	—	3,249	—	—	—	3,249
Tax benefit of options exercised	—	—	376	—	—	—	376
Cash dividends declared on common stock, $0.40 per share	—	—	—	(19,483)	—	—	(19,483)
Common stock issued at $26.59 per share	9	—	247	—	—	—	247
Balance, December 31, 2008	48,971	490	136,867	605,950	5,719	—	749,026
Comprehensive income:
Net income	—	—	—	12,217	—	—	12,217
Other comprehensive income:
Translation adjustment	—	—	—	—	13,043	—	13,043
Comprehensive income							25,260
Options exercised	396	3	7,624	—	—	—	7,627
Stock compensation expense	—	—	1,690	—	—	—	1,690
Tax benefit of options exercised	—	—	(445)	—	—	—	(445)
Cash dividends declared on common stock, $0.40 per share	—	—	—	(19,674)	—	—	(19,674)
Common stock issued at $27.76 per share	10	—	300	—	—	—	300
Balance, December 31, 2009	49,377	$493	$146,036	$598,493	$18,762	$—	$763,784

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$12,217	$53,934	$68,742
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of assets	797	(124)	(713)
Depreciation and amortization	29,387	30,209	27,984
Impairment of long-lived assets	—	—	465
Impairment of goodwill	—	2,964	10,666
Deferred income taxes	(2,198)	(1,079)	(3,745)
Noncash compensation related to stock plans	2,200	3,823	6,333
Loss in equity method investment	194	486	33
Excess tax benefit of options exercised	(359)	(515)	(746)
Write down of obsolete inventory	900	440	4,801
Provision for doubtful accounts	666	2,431	713
Accrued interest earned from related party	(78)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	2,574	9,862	12,999
Inventories	92,589	(32,408)	5,803
Other current assets	(4,123)	174	(1,540)
Other noncurrent assets	(1,146)	(1,213)	340
Trade accounts payable	4,770	(7,456)	3,105
Accrued liabilities	(6,754)	(5,433)	(503)
Accrued profit sharing trust contributions	(2,614)	1,070	(77)
Accrued cash profit sharing and commissions	92	(1,773)	(3,748)
Other long-term liabilities	1,520	(684)	(536)
Accrued workers’ compensation	66	170	404
Income taxes payable	(4,540)	1,254	(3,935)
Net cash provided by operating activities	126,160	56,132	126,845

Cash flows from investing activities
Capital expenditures	(15,226)	(15,984)	(36,091)
Asset acquisitions, net of cash acquired	(24,261)	(36,346)	(42,470)
Loans made to related parties	(1,204)	(1,300)	—
Contribution to equity investment	—	(700)	—
Proceeds from sale of capital assets	1,218	3,305	3,363
Net cash used in investing activities	(39,473)	(51,025)	(75,198)

Cash flows from financing activities
Line of credit borrowings	1,514	3,655	7,166
Repayment of debt and line of credit borrowings	(1,540)	(4,659)	(6,868)
Debt issuance costs	—	—	(687)
Repurchase of common stock	—	—	(4,191)
Issuance of Company’s common stock	7,627	6,881	4,832
Excess tax benefit of options exercised	359	515	746
Dividends paid	(19,633)	(19,440)	(18,415)
Net cash used in financing activities	(11,673)	(13,048)	(17,417)

Effect of exchange rate changes on cash	4,617	(7,451)	3,613

Net increase (decrease) in cash and cash equivalents	79,631	(15,392)	37,843
Cash and cash equivalents at beginning of year	170,750	186,142	148,299
Cash and cash equivalents at end of year	$250,381	$170,750	$186,142

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
Interest	$287	$296	$264
Income taxes	23,322	36,956	50,637
Noncash activity during the year for
Noncash capital expenditures	$278	$296	$1,081
Noncash asset acquisition	—	1,457	1,308
Common stock issued for compensation	300	247	307
Dividends declared but not paid	4,939	4,897	4,854
Noncash equity method investment acquisition (Note 6)	728	—	—

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

The Company operates exclusively in the building products industry. The Company’s products are sold primarily in the United States, Canada, Europe and Asia. Revenues have some geographic market concentration on the west coast of the United States. A portion of the Company’s business is therefore dependent on economic activity within this region and market. The Company is dependent on the availability of steel, its primary raw material.

Principles of Consolidation

The consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries. Investments in 50% or less owned entities are accounted for using either cost or the equity method. The Company consolidates all variable interest entities (VIEs) where it is the primary beneficiary. There were no VIEs as of December 31, 2008 or 2009. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Events

The Company has evaluated the financial statements for subsequent events through the date of the issuance of these financial statements. See Note 15 “Subsequent Events.”

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value (market). Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

•                  Raw materials and purchased finished goods for resale — principally valued at cost determined on a weighted average basis.

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

Fair Value of Financial Instruments

The “Fair Value Measurements and Disclosures” topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2009, the Company’s investments consisted of only United States Treasury securities and money market funds aggregating $154.5 million, which are maintained in cash equivalents and are carried at cost, approximating fair value, based on Level 1 inputs.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Major renewals and betterments are capitalized. Maintenance and repairs are expensed on a current basis. When assets are sold or retired, their costs and accumulated depreciation are removed from the accounts, and the resulting gains or losses are reflected in the consolidated statements of operations.

The “Intangibles—Goodwill and Other” topic of the FASB ASC provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company capitalizes substantially all external costs and qualifying internal costs related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software costs primarily include purchased software and external consulting fees. Capitalized software projects are amortized over the estimated useful lives of the software.

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

Cost of Sales

The types of costs included in cost of sales include material, labor, factory and tooling overhead, shipping, and freight costs. Major components of these expenses are material costs, such as steel, packaging and cartons, personnel costs and facility costs such as rent, depreciation and utilities related to the production and distribution of the Company’s products. Inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of the Company’s distribution network are also included in cost of sales.

Tool and Die Costs

Tool and die costs are included in product costs in the year incurred.

Shipping and Handling Fees and Costs

The Company’s general shipping terms are F.O.B. shipping point. Shipping and handling fees and costs are included in revenues and product costs, as appropriate, in the year incurred.

Product Research and Development Costs

Product research and development costs, which are included in operating expenses and are charged against income as incurred, were $6.5 million, $7.0 million and $6.0 million in 2009, 2008 and 2007, respectively. The types of costs included as product research and development expenses are typically related to salaries and benefits and supplies. The Company amortizes acquired patents over their remaining lives and performs periodic reviews for impairment. The cost of internally developed patents is expensed as incurred.

Selling Costs

Selling costs include expenses associated with selling, merchandising and marketing the Company’s products. Major components of these expenses are personnel, sales commissions, facility costs such as rent, depreciation and utilities, professional services, information technology related costs, sales promotion, advertising, literature and trade shows.

Advertising Costs

Advertising costs are included in selling expenses, are expensed when the advertising occurs, and were $6.0 million, $9.6 million and $9.5 million in 2009, 2008 and 2007, respectively.

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

Sales Taxes

Pursuant to the “Revenue Recognition” topic of the FASB ASC, the Company presents taxes collected and remitted to governmental authorities on a net basis in the accompanying consolidated statements of operations.

Foreign Currency Translation

The local currency is the functional currency of the Company’s operations in Europe, Canada, Asia, Australia and New Zealand. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the year. The translation adjustment resulting from this process is shown separately as a component of stockholders’ equity. Foreign currency transaction gains or losses are included in general and administrative expenses and have not been significant in any of the years presented.

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

In 1999, the Company declared a dividend distribution of one Right to purchase Series A Participating preferred stock per share of common stock. The Rights will be exercisable, unless redeemed earlier by the Company, if a person or group acquires, or obtains the right to acquire, 15% or more of the outstanding shares of common stock or commences a tender or exchange offer that would result in it acquiring 15% or more of the outstanding shares of common stock, either event occurring without the prior consent of the Company. The amount of Series A Participating preferred stock that the holder of a Right is entitled to receive and the purchase price payable on exercise of a Right are both subject to adjustment. Any person or group that acquires 15% or more of the outstanding shares of common stock without the prior consent of the Company would not be entitled to this purchase. Any stockholder who held 25% or more of the Company’s common stock when the Rights were originally distributed would not be treated as having acquired 15% or more of the outstanding shares unless such stockholder’s ownership is increased to more than 40% of the outstanding shares.

The Rights will expire on June 14, 2019, or they may be redeemed by the Company at one cent per Right prior to that date. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company. One million shares of the Company’s preferred stock have been designated Series A Participating preferred stock and reserved for issuance on exercise of the Rights. No event during 2009 made the Rights exercisable.

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

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Years ended December 31,
	2009			2008			2007
		Weighted			Weighted			Weighted
(in thousands, except	Net	Average	Per	Net	Average	Per	Net	Average	Per
per-share amounts)	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income available to common stockholders	$12,217	49,135	$0.25	$53,934	48,636	$1.11	$68,742	48,472	$1.42

Effect of Dilutive Securities
Stock options	—	121	—	—	334	(0.01)	—	456	(0.02)

Diluted EPS
Income available to common stockholders	$12,217	49,256	$0.25	$53,934	48,970	$1.10	$68,742	48,928	$1.40

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the years ended December 31, 2009, 2008, and 2007, 1.0 million, 1.1 million and 1.0 million shares, respectively, subject to stock options were anti-dilutive.

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

Comprehensive Income

Comprehensive income, which is included in the consolidated statements of stockholders’ equity, is defined as net income plus other comprehensive income. Other comprehensive income consists of changes in foreign currency translation adjustments recorded directly into stockholders’ equity. The components of accumulated other comprehensive income as of December 31, 2009, were $18.8 million, net of tax of $0.9 million, and as of December 31, 2008, were $5.7 million, net of tax of $0.9 million, all of which comprised foreign currency translation adjustments.

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

Under the 1994 Plan, no more than 16 million shares of the Company’s common stock may be sold (including shares already sold) pursuant to all options granted under the 1994 Plan. Under the 1995 Plan, no more than 320 thousand shares of common stock may be sold (including shares already sold) pursuant to all options granted under the 1995 Plan. Options granted under the 1994 Plan typically vest evenly over the requisite service period of four years and have a term of seven years. The vesting of options granted under the 1994 Plan will be accelerated if the grantee ceases to be employed by the Company after reaching age sixty or if there is a change in control of the Company. Options granted under the 1995 Plan are fully vested on the date of grant.

The following table represents the Company’s stock option activity for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
(in thousands)	2009	2008	2007

Stock option expense recognized in operating expenses	$1,746	$3,400	$5,906

Tax benefit of stock option expense in provision for income taxes	544	1,341	2,330

Stock option expense, net of tax	$1,202	$2,059	$3,576

Fair value of shares vested	$1,690	$3,249	$5,893

Proceeds to the Company from the exercise of stock options	$7,627	$6,881	$4,832

Tax benefit from exercise of stock options, including windfall (shortfall) tax benefits	$(445)	$376	$554

	At December 31,
(in thousands)	2009	2008	2007

Stock option cost capitalized in inventory	$45	$101	$252

The stock compensation expense included in cost of sales, research and development and engineering, selling, or general and administrative expenses depend on the job functions performed by the employees to whom the stock options were granted. Shares of common stock issued on exercise of stock options under the plans are registered under the Securities Act of 1933.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Under the 1994 Plan, the Company allows for full vesting on ceasing to be employed by the Company if the employee becomes “retirement-eligible” by reaching age sixty. Prior to the adoption of revised stock compensation guidance in the “Compensation — Stock Compensation” topic of the FASB ASC in 2006, stock-based employee compensation expense was recorded over the nominal vesting period and if a retirement-eligible employee retired before the end of the vesting period, the Company recorded unrecognized compensation cost at the date of retirement (the “nominal vesting period approach”). The nominal vesting period is four years of service subsequent to the grant date. The “non-substantive vesting period approach” specifies that awards, in substance, become vested when the employee’s retention of the award is no longer contingent on providing service. Under this approach, the unrecorded compensation cost is expensed when that condition is met even if the employee continues providing service to the Company. This would be the case for existing grants when an employee becomes retirement-eligible, as well as when a retirement-eligible employee is granted an award.

Goodwill

The Company reviews for impairment its indefinite lived intangible assets annually, in the fourth quarter of each year, and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the “Intangibles—Goodwill and Other” topic of the FASB ASC. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or disposition or relocation of a significant portion of a reporting unit. This topic requires that management perform a two-step impairment test on goodwill. In the first step, management compares the fair value of each reporting unit to its carrying value. The fair value calculation uses discounted cash flow model and may be supplemented by market approaches if information is readily available. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, a second step of the impairment test must be performed to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment charge equal to the difference between the implied fair value of the goodwill and the carrying cost would be recorded.

Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is a judgment involving significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. The Company bases its fair value estimates on assumptions that management believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The $3.0 million impairment charge taken in 2008, which was a result of the Company’s annual impairment test in the fourth quarter of 2008, was associated with assets that were acquired in England in 1999 and was associated with the Company’s U.K. reporting unit. The reporting unit’s carrying value exceeded the fair value, primarily due to reduced future expected net cash flows. The method to determine the fair value of the U.K. reporting unit was a discounted cash flow model. The $10.7 million impairment charge taken in 2007 was primarily attributed to the decision by the Company, in October 2007, to move production of certain products from the Canadian reporting unit to China in late 2008 and early 2009. The method to determine the fair value of the Canadian reporting unit was a combination of a discounted cash flow model and market approaches. The market approaches were based on multiples realized by similar public companies and on representative merger and acquisition transactions of a similar nature and industry. At December 31, 2009, the remaining balances of goodwill of the U.K. and Canadian reporting units were $1.3 million and $3.7 million, respectively. The Company’s annual goodwill impairment analysis did not result in any impairment charges in 2009 or any additional impairment charges in 2008 or 2007.

The changes in the carrying amount of goodwill as of December 31, 2008 and 2009, were as follows:

	Connector	Venting
(in thousands)	Products	Products	Total
Balance at January 1, 2008:
Goodwill	$68,084	$—	$68,084
Accumulated impairment losses	(10,666)	—	(10,666)
	57,418	—	57,418

Goodwill Acquired	14,163	2,975	17,138
Adjustments due to recognition of deferred tax assets	—	1,439	1,439
Impairment losses	(2,964)	—	(2,964)
Foreign exchange	(4,412)	—	(4,412)

Balance as of December 31, 2008:
Goodwill	77,835	4,414	82,249
Accumulated impairment losses	(13,630)	—	(13,630)
	64,205	4,414	68,619

Goodwill Acquired	11,109	—	11,109
Adjustments due to recognition of deferred tax assets	3,474	(1)	3,473
Reclassifications	(4,166)	22	(4,144)
Foreign exchange	2,569	—	2,569

Balance as of December 31, 2009:
Goodwill	90,821	4,435	95,256
Accumulated impairment losses	(13,630)	—	(13,630)
	$77,191	$4,435	$81,626

The goodwill associated with the venting products operating segment resulted from the acquisitions of the equity of ProTech Systems, Inc. (“ProTech”) and the Ventinox assets that were completed in 2008. The balance of the additions to goodwill resulted from the acquisitions related to the connector products operating segment (see Note 2). The goodwill impairment charges taken in 2008 and 2007 were associated with the connector products operating segment.

Intangible Assets

The total gross carrying amount and accumulated amortization of intangible assets subject to amortization at December 31, 2009, were $41.3 million and $12.4 million, respectively. The aggregate amount of amortization expense of intangible assets for the year ended December 31, 2009, was $6.1 million.

The changes in the carrying amounts of patents, unpatented technologies and non-compete agreements and other intangible assets subject to amortization as of December 31, 2008 and 2009, were as follows:

		Accumulated
(in thousands)	Patents	Amortization	Net Patents

Balance at January 1, 2008	$6,953	$(2,500)	$4,453
Amortization	—	(630)	(630)
Foreign exchange	(24)	—	(24)
Balance at December 31, 2008	6,929	(3,130)	3,799
Amortization	—	(628)	(628)
Foreign exchange	10	—	10
Balance at December 31, 2009	$6,939	$(3,758)	$3,181

			Net
	Unpatented	Accumulated	Unpatented
	Technology	Amortization	Technology

Balance at January 1, 2008	$3,835	$(2,461)	$1,374
Amortization	—	(767)	(767)
Balance at December 31, 2008	3,835	(3,228)	607
Acquisition	1,070	—	1,070
Reclassifications	1,866	—	1,866
Amortization	—	(1,088)	(1,088)
Foreign exchange	26	—	26
Write-off fully amortized asset	(3,835)	3,835	—
Balance at December 31, 2009	$2,962	$(481)	$2,481

			Net
	Non-Compete		Non-Compete
	Agreements,		Agreements,
	Trademarks	Accumulated	Trademarks
	and Other	Amortization	and Other

Balance at January 1, 2008	$7,166	$(2,107)	$5,059
Acquisition	2,793	—	2,793
Amortization	—	(1,555)	(1,555)
Write-off fully amortized asset	(1,696)	1,696	—
Foreign exchange	(270)	—	(270)
Balance at December 31, 2008	7,993	(1,966)	6,027
Acquisition	90	—	90
Reclassifications	240	—	240
Amortization	—	(1,547)	(1,547)
Foreign exchange	62	—	62
Write-off fully amortized asset	(290)	290	—
Balance at December 31, 2009	$8,095	$(3,223)	$4,872

			Net
	Customer	Accumulated	Customer
	Relationships	Amortization	Relationships

Balance at January 1, 2008	$14,095	$(1,742)	$12,353
Acquisition	2,886	—	2,886
Amortization	—	(2,112)	(2,112)
Foreign exchange	(107)	—	(107)
Balance at December 31, 2008	16,874	(3,854)	13,020
Acquisition	5,880	—	5,880
Reclassifications	1,786	—	1,786
Amortization	—	(2,865)	(2,865)
Foreign exchange	497	—	497
Write-off fully amortized asset	(1,755)	1,755	—
Balance at December 31, 2009	$23,282	$(4,964)	$18,318

Intangible assets, net, by segment were as follows:

	At December 31, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Connector Products	$32,669	$(11,780)	$20,889
Venting Products	2,962	(398)	2,564
Total	$35,631	$(12,178)	$23,453

	At December 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Connector Products	$37,987	$(11,182)	$26,805
Venting Products	3,291	(1,244)	2,047
Total	$41,278	$(12,426)	$28,852

At December 31, 2009, estimated future amortization of intangible assets was as follows:

(in thousands)
2010	$5,082
2011	5,010
2012	4,124
2013	3,186
2014	3,060
Thereafter	8,390
$28,852

Adoption of Statements of Financial Accounting Standards

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

Effective January 1, 2009, the Company adopted the revised guidance codified in the “Intangibles—Goodwill and Other” topic of the FASB ASC. This guidance removes the requirement of prior guidance for an entity to consider, when determining the useful life of a recognized intangible asset, whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions. This guidance requires an entity to consider its own historical experience in developing renewal or extension assumptions. In the absence of entity-specific experience, this guidance requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant. This guidance is effective prospectively for all intangible assets acquired after its effective date, with additional disclosures required for all recognized intangible assets as of the effective date. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance to the “Business Combinations” topic of the FASB ASC, which applies to all assets and liabilities assumed in a business combination that would be within the scope of the “Contingencies” topic of the FASB ASC, if not acquired in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in the “Business Combinations” topic of the FASB ASC. An acquirer must recognize at fair value, at the acquisition date, an asset or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of an asset acquired or liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, an asset or liability must be recognized at the acquisition date if both information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date and the amount of the assets or liability can be reasonably estimated. This new guidance became effective for the Company for business combinations for which the acquisition date was on or after January 1, 2009, and has not and is not currently expected to have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance codified in the “Subsequent Events” topic of the FASB ASC, which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The subsequent events guidance requires the disclosure of the date through which an entity has evaluated subsequent events and is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the new disclosure requirements in its June 30, 2009, condensed consolidated financial statements and the adoption did not have a material effect on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards

In June 2009, the FASB issued guidance codified in the “Consolidation” topic of the FASB ASC, amending the accounting and disclosure requirements for the consolidation of variable interest entities. This guidance clarifies the characteristics that identify a variable interest entity (“VIE”) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risks and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that affect the VIE’s economic performance. This guidance requires the primary beneficiary assessment to be performed on a continuous basis and also requires additional disclosures about an entity’s involvement with the VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE affects the reporting entity’s consolidated financial statements. It is effective for fiscal years beginning after November 15, 2009. The adoption is not currently expected to have a material effect on the Company’s financial statements for its fiscal year ending December 31, 2010.

2.             Acquisitions

In July 2007, the Company’s subsidiary, Simpson Strong-Tie, purchased the stock of Swan Secure Products, Inc. (“Swan Secure”) for $42.1 million in cash, net of cash received. Swan Secure is a manufacturer and distributor of fasteners, largely stainless steel, and its products are marketed throughout the United States. Swan Secure expands the Company’s fastener product offerings in its connector products segment. The Company recorded goodwill of $20.1 million, all of which is expected to be deductible for income tax purposes, and intangible assets subject to amortization of $16.7 million as a result of the acquisition. The weighted-average amortization period for the intangible assets is 11.1 years. Tangible assets, net of liabilities assumed, including inventory and trade accounts receivable, accounted for the balance of the purchase price. Swan Secure’s results of operations have been included in the Company’s consolidated results of operations as of the date of the acquisition. Through this acquisition, the Company increased its presence in the stainless-steel fastener market. The Company believes that the additional product line will further its position in the construction products market. These factors contributed to a purchase price in excess of fair market value of Swan Secure’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction.

In April 2008, the Company’s subsidiary, Simpson Strong-Tie Ireland Limited, purchased certain assets of Liebig International Ltd., an Irish company, Heinrich Liebig Stahldübelwerke GmbH, Liebig GmbH & Co. KG and Liebig International Verwaltungsgesellschaft GmbH, all German companies, Liebig Bolts Limited, an English company, and Liebig International Inc., a Virginia corporation (collectively “Liebig”). Liebig manufactures mechanical anchor products in Ireland and distributes them primarily throughout Europe through warehouses located in Germany and the United Kingdom. Liebig expands the Company’s anchor product offerings in its connector product segment. The purchase price was $19.2 million in cash, including due diligence and transaction costs. The Company recorded goodwill of $7.6 million, none of which is expected to be deductible for income tax purposes, and intangible assets subject to amortization of $2.7 million as a result of the acquisition. The weighted-average amortization period for the intangible assets is 9.6 years. Tangible assets, net of liabilities assumed, including real estate, machinery and equipment, inventory and trade accounts receivable, accounted for the balance of the purchase price. Through this acquisition, the Company increased its presence in the European and Asian anchor markets with metric size products. The Company believes that the additional product line and geographic sales coverage will further its position in the construction products market. These factors contributed to a purchase price in excess of fair market value of Liebig’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction.

In June 2008, the Company’s subsidiary, Simpson Dura-Vent Company, Inc., purchased the equity of ProTech Systems, Inc., a New York corporation (“ProTech”). ProTech manufactures venting products in New York and distributes them throughout North America. ProTech expands the Company’s product offerings in the venting product segment. The purchase price was $8.3 million in cash, including due diligence and transaction costs and $1.4 million to be paid in the future, plus an additional earn-out of up to $2.25 million if certain future performance targets are met. The Company recorded goodwill of $2.2 million, none of which is expected to be deductible for income tax purposes, and intangible assets subject to amortization of $3.3 million as a result of the acquisition. The weighted-average amortization period for the intangible assets is 4.1 years. Tangible assets, net of liabilities assumed, including machinery and equipment, inventory and trade accounts receivable, accounted for the balance of the purchase price. In July 2008, Simpson Dura-Vent also purchased certain assets to produce the Ventinox stainless steel chimney liner product line from American BOA Inc. ProTech had been the distributor of Ventinox products. The purchase price was $1.6 million in cash, including due diligence and transaction costs. The Company recorded goodwill of $0.7 million, all of which is expected to be deductible for income tax purposes, and intangible assets subject to amortization of $0.1 million. The weighted-average amortization period for the intangible assets is 5.0 years. Through these acquisitions, the Company increased its presence in the venting market with additional products and geographic distribution. The Company believes that the additional product line and geographic distribution will further its position in the venting products market. These factors contributed to a purchase price in excess of fair market value of ProTech’s and Ventinox’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction.

In July 2008, the Company’s subsidiary, Simpson Strong-Tie Company Inc., purchased the equity of Ahorn-Geräte & Werkzeuge Vertriebs GmbH, a German company, and its subsidiaries Ahorn Upevnovaci Technika s.r.o., a Czech company, and Ahorn Pacific Fasteners (Kunshan) Co., Ltd., a Chinese company (collectively “Ahorn”). The acquisition will broaden Simpson Strong-Tie’s collated fastener product line and add production capacity in Europe. The purchase price was $9.2 million in cash, including due diligence and transaction costs. The Company recorded goodwill of $3.3 million, none of which is expected to be deductible for income tax purposes, and intangible assets subject to amortization of $3.9 million, as a result of the acquisition. The weighted-average amortization period for the intangible assets is 7.0 years. Tangible assets, net of liabilities assumed, including machinery and equipment, inventory and trade accounts receivable, accounted for the balance of the purchase price. The Company believes that the additional product lines and geographic production and distribution will further its position in the collated fastener product line markets. These factors contributed to a purchase price in excess of fair market value of Ahorn’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction.

In January 2009, the Company’s subsidiary, Simpson Strong-Tie Company Inc., acquired the business of RO Design Corp, a Florida corporation doing business as DeckTools, which licenses deck design and estimation software. The software provides professional deck builders, home centers and lumber yards a simple, graphics-driven solution for designing decks and estimating material and labor costs for the project. Payments under the purchase agreement total $4.0 million in cash, including $2.5 million to be paid in the future, which will be treated as compensation expense to the principal officer of RO Design Corp, who is now employed by the Company. As a result of the acquisition, the Company recorded goodwill of $0.4 million, all of which is expected to be deductible for income tax purposes, and intangible assets subject to amortization of $1.1 million in the connector products segment. The weighted-average amortization period for the intangible assets is 6.0 years. The Company believes that the software will add software-related sales and further its position in the connector products market. These factors contributed to a purchase price in excess of fair market value of RO Design’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction.

In April 2009, the Company’s subsidiary, Simpson Strong-Tie Europe EURL, purchased the equity of Agence Internationale Commerciale et Industrielle, S.A.S. (“Aginco”). Aginco manufactures a line of high-quality builder products and distributes them in France. The purchase price was $22.2 million in cash. Through this acquisition, the Company increased its presence in the connector market primarily in France. The Company believes that the additional presence will further its position in the construction products market. This factor contributed to a purchase price in excess of fair market value of Aginco’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction of $10.5 million, none of which is expected to be deductible for income tax purposes, and intangible assets subject to amortization of $6.0 million in the connector products segment. The weighted-average amortization period for the intangible assets is 7.9 years. Tangible assets, net of liabilities assumed, including machinery and equipment, inventory and trade accounts receivable, accounted for the balance of the purchase price. The Company believes that the increased presence will further its position in the European connector products market. This factor contributed to a purchase price in excess of fair market value of Aginco’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction.

The results of operations of the businesses acquired in 2009 are included in the Company’s consolidated results of operations since the respective dates of the acquisitions. Results of operations for periods prior to the 2009 acquisitions were not material to the Company on either an individual or aggregate basis, and accordingly, pro forma results of operations have not been presented.

3.             Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	December 31,
(in thousands)	2009	2008

Trade accounts receivable	$83,892	$81,929
Allowance for doubtful accounts	(4,667)	(4,368)
Allowance for sales discounts	(1,908)	(1,556)
	$77,317	$76,005

The Company sells products on credit and generally does not require collateral. The Company’s largest customer accounted for 10% of trade accounts receivable as of December 31, 2009. Due to the financial condition of another customer, the Company in 2009 and 2008 reserved $0.6 million and $2.0 million, respectively, that it believes it is not likely to collect.

4.             Inventories

The components of inventories consisted of the following:

	December 31,
(in thousands)	2009	2008

Raw materials	$61,408	$92,638
In-process products	21,113	26,371
Finished products	81,233	132,869
	$163,754	$251,878

5.             Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2009	2008

Land	$23,729	$23,989
Buildings and site improvements	148,381	135,992
Leasehold improvements	3,893	4,287
Machinery and equipment	226,436	219,641
	402,439	383,909
Less accumulated depreciation and amortization	(216,157)	(193,639)
	186,282	190,270
Capital projects in progress	1,532	3,048
	$187,814	$193,318

Included in property, plant and equipment at December 31, 2009 and 2008, are fully depreciated assets with an original cost of $105.8 million and $96.7 million, respectively. These fully depreciated assets are still in use in the Company’s operations.

Depreciation expense for the years ended December 31, 2009, 2008 and 2007, was $23.1 million, $25.0 million and $24.7 million, respectively.

In April 2008, the Company completed the sale of its vacant warehouse in McKinney, Texas, previously classified as an asset held for sale, for $1.8 million, and no significant gain or loss was realized. The Company’s vacant facility in San Leandro, California, remains classified as an asset held for sale as of December 31, 2009, consistent with the classification at December 31, 2008, and is being actively marketed. These facilities are associated with the connector segment.

The Company plans to sell its facility in Vicksburg, Mississippi, and will cease use of it around that time. As of December 31, 2009, this property did not qualify for held-for-sale accounting treatment, as the Company continues to use this facility as a warehouse, and the Company expects to record a charge in the range of $2 million to $3 million, based on current market conditions, when the held-for-sale accounting treatment is met.

The Company expects, in March 2010, to acquire a facility in San Bernadino, California, for $19.2 million, in which it will consolidate its owned manufacturing and warehouse facilities in Brea, California, and its leased warehouse in Ontario, California. The Company intends to sell the Brea facilities.

6.             Investments

At December 31, 2009, the Company had a 40.6% equity interest in Keymark Enterprises, LLC (“Keymark”), for which the Company accounts using the equity method. Keymark develops software that assists in designing and engineering residential structures. The Company’s relationship with Keymark includes the specification of the Company’s products in the Keymark software. The Company has no obligation to make any additional capital contributions to Keymark. In October 2008, the Company made an additional voluntary capital contribution of $0.7 million to Keymark and at the same time lent $1.3 million to Keymark’s other owner, which concurrently contributed that amount to Keymark’s capital. Keymark’s other owner pledged 10% of equity interest (subject to adjustment) in Keymark for the loan and interest. The Company’s sole recourse is to this equity interest. Of the $1.3 million loan, $0.7 million remained outstanding at December 31, 2009. In October 2009, the Company foreclosed on a 5.6% equity interest in Keymark, which brought the Company’s equity interest to its current equity interest of 40.6%, due to a default by Keymark’s other owner under terms of the loan and pledge agreement. The loan bears interest at the annual rate of 6%. The remaining amounts outstanding will mature in October 2010. The loan is backed by the pledge of the additional ownership interest in Keymark of 5% (subject to adjustment) and is non-recourse.

7.             Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2009	2008

Sales incentive and advertising accruals	$11,823	$14,916
Labor related liabilities	4,950	4,667
Vacation liability	5,449	5,418
Dividend payable	4,939	4,897
Other	2,048	4,204
	$29,209	$34,102

8.             Debt

The outstanding debt at December 31, 2009 and 2008, and the available credit at December 31, 2009, consisted of the following:

	Available on
	Credit Facility	Debt Outstanding
	at December 31,	at December 31,
(dollar amounts in thousands)	2009	2009	2008

Revolving line of credit, interest at LIBOR plus 0.27% (at December 31, 2009, LIBOR plus 0.27% was 0.50%), matures October 2012, commitment fees payable at the annual rate of 0.08% on the unused portion of the facility	$200,000	$—	$—

Revolving line of credit, interest at the bank’s base rate plus 3% (at December 31, 2009, the bank’s base rate plus 3% was 3.50%), expires December 2010	405	—	—

Revolving lines of credit, interest rates between 1.15% and 3.35%, expirations through August 2010	4,586	—	26
	204,991	—	26
Less current portion		—	(26)
		$—	$—
Available credit	$204,991

The revolving lines of credit are guaranteed by the Company and its designated subsidiaries.

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

The Company incurs interest costs, which include interest, maintenance fees and bank charges. The amount of costs incurred, capitalized, and expensed for the years ended December 31, 2009, 2008 and 2007, consisted of the following:

	Years Ended December 31,
(in thousands)	2009	2008	2007

Interest costs incurred	$571	$558	$481
Less: Interest capitalized	(104)	(177)	(252)
Interest expense	$467	$381	$229

9.             Commitments and Contingencies

Leases

Certain properties occupied by the Company are leased. The leases expire at various dates through 2019 and generally require the Company to assume the obligations for insurance, property taxes and maintenance of the facilities.

Rental expense for 2009, 2008 and 2007 with respect to all leased property was approximately $6.9 million, $6.6 million and $5.7 million, respectively.

At December 31, 2009, minimum rental commitments under all noncancelable leases were as follows:

(in thousands)

2010	$6,149
2011	4,750
2012	3,796
2013	999
2014	541
Thereafter	2,099
$18,334

Some of these minimum rental commitments contain renewal options and provide for periodic rental adjustments based on changes in the consumer price index or current market rental rates.

The nominal term of Simpson Strong-Tie International Inc.’s (“SSTI’s”) lease in the United Kingdom is 25 years (expiring in 2022) but provides an option to terminate without penalty in either the fifteenth year (2012) or twentieth year (2017) on one year’s written notice by SSTI. Future minimum rental payments associated with the remaining two to three years under the first cancellation option of this lease are included in minimum rental commitments in the table above.

Employee Relations

Approximately 14% of the Company’s employees are represented by labor unions and are covered by collective bargaining agreements. Two of the Company’s collective bargaining agreements cover the Company’s tool and die craftsmen and maintenance workers and its sheetmetal workers in Brea, California. These two contracts expire February 2011 and June 2012, respectively. Simpson Strong-Tie’s facility in Stockton, California, is also a union facility with two collective bargaining agreements, which cover it’s tool and die craftsmen and maintenance workers, and its sheetmetal workers. These two contracts will expire June 2011 and September 2011, respectively.

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

Four lawsuits (the “Hawaii Cases”) have been filed against the Company in the Hawaii First Circuit Court: Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Hawaii Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Hawaii Case No. 09-1-1491-06 SSM (“Hawaii Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Hawaii Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Hawaii Case 4”). Hawaii Case 1 was filed on November 18, 2009. Hawaii Cases 2 and 3 were originally filed on June 30, 2009. Hawaii Case 4 was filed on August 19, 2009. The Hawaii Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage. Hawaii Case 1 is a putative class action brought by the owners of allegedly affected Ocean Pointe houses. Hawaii Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new representative plaintiff. Hawaii Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments. Hawaii Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products. Hawaii Case 4, like Hawaii Case 1, is a putative class action brought by owners of allegedly affected Ocean Pointe homes. In Hawaii Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, has brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are actually the fault of the Company. None of the Hawaii Cases alleges a specific amount of damages sought, although each of the Hawaii Cases seeks compensatory damages, and Hawaii Case 1 seeks punitive damages. The Company is currently investigating the facts underlying the claims asserted in the Hawaii Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed. At this time, the likelihood that the Company will be found liable for any property damage allegedly suffered and the extent of such liability, if any, are unknown. Based on facts currently known to the Company, the Company believes that all or part of the claims alleged in the Hawaii Cases may be covered by its insurance policies. The Company intends to defend itself vigorously in connection with the Hawaii Cases.

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

10.           Income Taxes

The provision for income taxes consisted of the following:

	Years Ended December 31,
(in thousands)	2009	2008	2007

Current
Federal	$15,319	$28,003	$40,429
State	3,171	5,098	8,313
Foreign	(18)	3,696	2,836
Deferred
Federal	(791)	(1,544)	(1,798)
State	(86)	(56)	(119)
Foreign	(1,321)	521	(1,828)
	$16,274	$35,718	$47,833

Income before income taxes for the years ended December 31, 2009, 2008 and 2007, consisted of the following:

	Years Ended December 31,
(in thousands)	2009	2008	2007

Domestic	$46,948	$86,635	$125,193
Foreign	(18,457)	3,017	(8,618)
	$28,491	$89,652	$116,575

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes were as follows:

	Years Ended December 31,
(in thousands)	2009	2008	2007

Federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	7.5%	3.7%	4.4%
Tax benefit of domestic manufacturing deduction	(3.3)%	(2.0)%	(2.1)%
Nondeductible Canadian goodwill writedown	—	—	2.3%
Change in valuation allowance	8.4%	1.6%	0.4%
Difference between United States statutory and local tax rates	8.4%	0.3%	0.2%
Change in uncertain tax position	(1.8)%	—	0.7%
Other	2.9%	1.2%	0.1%
Effective income tax rate	57.1%	39.8%	41.0%

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 2009, 2008 and 2007, were as follows:

	December 31,
(in thousands)	2009	2008	2007

Current deferred tax assets (liabilities)
State tax	$1,061	$1,958	$2,760
Workers’ compensation	1,719	1,685	1,624
Health claims	391	540	591
Vacation liability	843	611	655
Allowance for doubtful accounts	1,614	1,450	806
Inventories	7,150	5,344	4,712
Sales incentive and advertising allowances	781	683	813
State tax credit carry forward	126	—	—
Accrued rent reserves	5	—	70
Unrealized foreign exchange gain or loss	96	—	—
Other, net	549	75	(108)
	14,335	12,346	11,923
Less valuation allowance	(365)	(351)	(300)
	$13,970	$11,995	$11,623

Long-term deferred tax assets (liabilities)
Depreciation	$259	$(535)	$(402)
Goodwill and other intangibles amortization	(3,704)	(1,106)	(795)
Deferred compensation related to stock options	6,562	7,550	7,512
State tax credit carry forward	—	126	145
Uncertain tax positions’ unrecognized tax benefits	1,250	1,551	1,957
Keymark investments basis difference	447	593	506
Non-United States tax loss carry forward	5,011	2,499	1,959
Tax effect on cumulative translation adjustment	(799)	(850)	(1,502)
Other	1,095	952	857
	10,121	10,780	10,237
Less valuation allowance	(4,523)	(2,025)	(618)
	$5,598	$8,755	$9,619

The total deferred tax assets for the years ended December 31, 2009, 2008 and 2007, were $25.0 million, $24.3 million and $25.3 million, respectively. The total deferred tax liabilities for the years ended December 31, 2009, 2008, and 2007, were $5.5 million, $3.6 million and $4.0 million, respectively.

At December 31, 2009, the Company had $22.0 million of tax loss carryforwards in various non-United States taxing jurisdictions. Tax loss carryforwards of $41 thousand, $1.3 million and $4.7 million will expire in 2012, 2013 and 2014, respectively, if not utilized. The remaining tax losses can be carried forward indefinitely.

At December 31, 2009 and 2008, the Company had deferred tax valuation allowances of $4.9 million and $2.4 million, respectively. The changes in the valuation allowance for the years ended December 31, 2009, 2008 and 2007, were $2.5 million, $1.5 million and $0.5 million, respectively.

The Company does not provide for federal income taxes on the undistributed earnings of its international subsidiaries because such earnings are reinvested and, in the Company’s opinion, will continue to be reinvested indefinitely. At December 31, 2009, 2008 and 2007, the Company had not provided federal income taxes on undistributed earnings of $12.9 million, $16.2 million and $10.2 million, respectively, from its international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both United States income taxes and withholding taxes in various international jurisdictions. These taxes may be partially offset by United States foreign tax credits. Determination of the related amount of unrecognized deferred United States income taxes is not practicable because of the complexities associated with this hypothetical calculation. United States federal income taxes are provided on the earnings of the Company’s foreign branches, which are included in the United States federal income tax return.

The Company adopted the revised guidance in the “Income Taxes” topic of the FASB ASC regarding uncertain tax positions on January 1, 2007. The topic prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits in 2009, 2008 and 2007 was as follows:*

(in thousands)	2009	2008	2007

Balance at January 1	$6,705	$7,668	$7,497
Additions based on tax positions related to prior years	640	573	308
Reductions based on tax positions related to prior years	(632)	(875)	(749)
Additions for tax positions of the current year	902	801	1,432
Settlements	—	—	(413)
Lapse of statute of limitations	(1,193)	(1,462)	(407)
Balance at December 31	$6,422	$6,705	$7,668

* Foreign currency translation amounts are included within each line as applicable.

Included in the balance of unrecognized tax benefits at December 31, 2009, 2008 and 2007, are tax positions of $1.5 million, $1.8 million and $2.0 million, respectively, which, if recognized, would reduce the effective tax rate. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of the Company’s historical accounting policy. During the year ended December 31, 2009, accrued interest decreased by $88 thousand as a result of the reversal of accrued interest, associated with the lapse of statutes of limitations.  During the years ended December 31, 2008 and 2007, the Company recognized $0.2 million and $0.5 million, respectively, in potential interest payments before income tax benefits. At December 31, 2009, 2008 and 2007, the Company had accrued $1.6 million, $1.7 million and $1.5 million, respectively, for the potential payment of interest, before income tax benefits.

At December 31, 2009, the Company remained subject to United States federal income tax examinations for the tax years 2006 through 2009. In addition, the Company remained subject to state, local and foreign income tax examinations primarily for the tax years 2004 through 2009.

11.           Retirement Plans

The Company has six defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. Two of the plans, covering United States employees, provide for annual contributions in amounts that the Company’s Board of Directors may authorize, subject to certain limitations, but in no event more than the amounts permitted under the Internal Revenue Code as deductible expense. The other four plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2009, 2008 and 2007, was $7.8 million, $10.5 million and $9.6 million, respectively.

The Company also contributes to various industry-wide, union-sponsored pension funds for hourly employees who are union members. Payments to these funds aggregated $1.7 million, $2.6 million and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

12.           Related Party Transactions

The Company pays a airplane charter company standard hourly rates when an airplane is hired for use by its Chief Executive Officer in travel between his home and Company offices or by him and other Company employees in travel on business. The total cost to the Company for this and other airplanes that are used, including $27 thousand, $21 thousand and $20 thousand paid to the Company’s Chief Executive Officer for compensation for the years ended December 31, 2009, 2008 and 2007, was $409 thousand, $274 thousand and $345 thousand, respectively. The independent members of the Board unanimously approved this arrangement. The Company computes the compensation cost of the use of airplanes using the Standard Industrial Fare Level (“SIFL”) tables prescribed under applicable Internal Revenue Service regulations.

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

In October 2008, the Company voluntarily contributed $0.7 million to Keymark, for which the Company accounts using the equity method, and lent $1.3 million to Keymark’s other owner, which concurrently contributed that amount to Keymark’s capital. Of the $1.3 million loan, $0.7 million was outstanding at December 31, 2009, after the Company foreclosed on an additional 5.6% equity interest in Keymark as a result of a default in payment in October 2009 by Keymark’s other owner under terms of the loan and pledge agreement. The loan bears interest at the annual rate of 6%, will mature in October 2010, is backed by a pledge of an additional ownership interest in Keymark of 5% (subject to adjustment), and is non-recourse. See Note 6.

In 2009, the Company paid Keymark $0.2 million in professional fees related to software development. In December 2009, the Company lent $0.6 million to Keymark for working capital needs. This loan bears interest at an annual rate of 7%, payable monthly, and the principal amount will be due and payable in December 2012. This loan is backed the intellectual property of Keymark.

In December 2009 and January 2010, the Company made loans of $0.7 million and $1.7 million to two entities related to Keymark.  Both of these loans bear interest at an annual rate of 5.5%, payable monthly, and the principal amounts will be due and payable in February 2013, or earlier if Keymark is sold. Each of these loans is backed by a real property deed of trust.

13.           Stock Option and Stock Bonus Plans

The Company currently has two stock option plans (see Note 1 — Accounting for Stock-Based Compensation). Participants are granted stock options only if the applicable company-wide or profit-center operating goals, or both, established by the Compensation Committee of the Board at the beginning of the year, are met.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on historical volatilities of the Company’s common stock measured monthly over a term that is equivalent to the expected life of the option. The expected terms of options granted are estimated based on the Company’s prior exercise experience and future expectations of the exercise and termination behavior of the grantees. The risk-free rate is based on the yield of United States Treasury zero-coupon bonds with maturities comparable to the expected life in effect at the time of grant. The dividend yield is based on the expected dividend rate on the grant date.

Black-Scholes option pricing model assumptions for options committed to be granted in 2010, and for those granted in 2009, 2008 and

2007, were as follows:

Number of Options Granted (in thousands)	Grant Date	Risk- Free Interest Rate	Dividend Yield	Expected Life	Volatility	Exercise Price	Fair Value

1994 Plan
148	02/02/10	2.93%	1.62%	6.5 years	36.0%	$24.75	$8.46
24	02/23/09	2.08%	2.48%	6.5 years	30.9%	$16.10	$4.06
29	02/04/09	2.17%	1.88%	6.5 years	30.9%	$21.25	$5.86
14	04/23/08	3.15%	1.55%	6.0 years	27.1%	$25.74	$6.92
40	02/13/08	2.90%	1.68%	6.0 years	27.1%	$23.78	$6.16
123	02/02/07	4.84%	1.19%	5.9 years	29.0%	$33.62	$11.11

No options were granted under the 1995 Plan in 2009, 2008 or 2007.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2009:

Non-Qualified Stock Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value* (in thousands)

Outstanding at January 1, 2009	2,250	$29.70	2.8	$5,424
Granted	53	$18.92
Exercised	(396)	$19.26
Forfeited	(115)	$35.61
Outstanding at December 31, 2009	1,792	$31.31	2.2	$1,680
Outstanding and expected to vest at December 31, 2009	1,786	$31.34	2.2	$1,649
Exercisable at December 31, 2009	1,652	$31.57	1.9	$1,253

* The intrinsic value represents the amount by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $26.89 on December 31, 2009.

The total intrinsic value of options exercised during the three years ended December 31, 2009, 2008 and 2007, was $3.0 million, $3.7 million and $3.5 million, respectively.

A summary of the status of unvested options as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

Unvested Options	Shares (in thousands)	Weighted- Average Grant-Date Fair Value

Unvested at January 1, 2009	258	$11.58
Granted	53	$5.04
Vested	(166)	$12.00
Forfeited	(5)	$13.27
Unvested at December 31, 2009	140	$8.57

As of December 31, 2009, $1.8 million of total unrecognized compensation cost was related to unvested share-based compensation arrangements granted under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 0.6 years. Options granted under the 1995 Plan are fully vested and recorded as expense on the date of grant.

The Company also maintains a Stock Bonus Plan whereby it awards shares to employees, who do not otherwise participate in one of the Company’s stock option plans. The number of shares awarded, as well as the period of service, are considered by the Compensation Committee of the Board, at its discretion. In 2009, 2008 and 2007, the Company committed to issue 10 thousand, 11 thousand and 9 thousand shares, respectively, which resulted in pre-tax compensation charges of $0.5 million for the year ended December 31, 2009, and $0.4 million for each year ended December 31, 2008, and 2007. These employees are also awarded cash bonuses, which are included in these charges, to compensate for their income taxes payable as a result of the stock bonuses. Shares have been issued under this Plan in the year following the year in which the employee reached the tenth anniversary of employment with the Company.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of December 31, 2009, 2008 and 2007, or for the years then ended:

(in thousands)

2009	Connector Products	Venting Products	Administrative and All Other	Total

Net sales	$526,544	$58,526	$—	$585,070
Income (loss) from operations	33,832	(3,859)	(1,363)	28,610
Depreciation and amortization	23,040	4,713	1,634	29,387
Significant non-cash charges	2,050	60	90	2,200
Income tax expense (benefit)	15,631	(1,609)	2,252	16,274
Capital expenditures and acquisitions	37,861	375	1,251	39,487
Total assets	650,796	71,587	121,422	843,805

2008	Connector Products	Venting Products	Administrative and All Other	Total

Net sales	$676,724	$79,775	$—	$756,499
Income (loss) from operations	91,567	(2,616)	(1,409)	87,542
Depreciation and amortization	24,082	4,903	1,224	30,209
Significant non-cash charges	3,289	259	275	3,823
Goodwill impairment	2,964	—	—	2,964
Income tax expense (benefit)	35,861	(1,046)	903	35,718
Capital expenditures and acquisitions	41,933	9,968	429	52,330
Total assets	612,733	77,218	140,249	830,200

2007	Connector Products	Venting Products	Administrative and All Other	Total

Net sales	$745,692	$71,296	$—	$816,988
Income (loss) from operations	114,433	(2,629)	(955)	110,849
Depreciation and amortization	23,044	4,891	49	27,984
Significant non-cash charges	5,246	444	643	6,333
Goodwill impairment	10,666	—	—	10,666
Long-lived asset impairment	465	—	—	465
Income tax expense (benefit)	49,127	(878)	(416)	47,833
Capital expenditures and acquisitions	72,418	5,664	479	78,561
Total assets	575,707	78,541	163,431	817,679

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore has been included in the total assets of “Administrative and All Other.” Cash and short-term investment balances in the Administrative and All Other segment were $205.1 million, $136.2 million and $159.8 million as of December 31, 2009, 2008 and 2007, respectively. The significant non-cash charges comprise compensation related to the awards under the stock option plans and the stock bonus plan. The Company’s measure of profit or loss for its reportable segments is income (loss) from operations. The reconciling amounts between consolidated income before tax and consolidated income from operations are net interest income, which is primarily attributed to “Administrative and All Other,” and loss from equity method investment, which is attributed to the connector products segment.

The following table illustrates how the Company’s net sales and long-lived assets were distributed geographically as of December 31, 2009, 2008 and 2007, or for the years then ended:

	2009		2008		2007
(in thousands)	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets

United States	$451,604	$157,228	$590,111	$172,185	$679,050	$185,685
Denmark	18,893	4,658	29,175	4,616	17,985	5,496
Canada	34,121	5,818	42,334	5,231	35,692	8,470
United Kingdom	18,157	2,150	25,882	1,248	32,787	1,985
France	31,897	13,634	30,538	5,952	25,917	6,800
Germany	21,269	1,434	28,315	1,990	22,248	258
Ireland	2,552	3,993	3,637	4,177	—	—
China/Hong Kong	2,890	11,105	2,659	9,056	90	60
Australia	2,610	344	2,685	72	2,488	9
Other countries	1,077	626	1,163	495	731	621
	$585,070	$200,990	$756,499	$205,022	$816,988	$209,384

Net sales and long-lived assets, net of intangible assets, are attributable to the country where the operations are located.

The Company’s largest customer, attributable mostly to the connector products segment, accounted for 11% of net sales for the year ended December 31, 2009, and slightly less than 10% of net sales for the year ended December 31, 2008. In August 2007, this customer sold a division, which is now a separate customer of the Company attributable mostly to the connector products segment. As a combined company in 2007, these two customers accounted for 15% of the Company’s net sales. As two separate customers, neither would have accounted for net sales greater than 10% of consolidated net sales for 2007.

15.           Subsequent Events

In February 2010, the Board declared a dividend of $0.10 per share, a total currently estimated at $4.9 million, to be paid on April 29, 2010, to stockholders of record on April 8, 2010.

In January 2010, the Company made a loan to an entity related to Keymark. See Note 12.

16.           Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for each of the quarters in 2009 and 2008:

	2009				2008
(in thousands, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$132,624	$167,200	$165,923	$119,323	$149,756	$219,823	$219,263	$167,656
Cost of sales	91,902	106,299	104,686	88,610	97,251	130,143	135,398	111,398
Gross profit	40,722	60,901	61,237	30,713	52,505	89,680	83,865	56,258

Research and development and other engineering	4,996	4,971	5,161	4,864	4,951	5,662	5,610	5,103
Selling expense	15,854	15,563	16,852	16,025	17,439	21,323	22,134	19,807
General and administrative expense	20,288	19,187	20,133	20,273	22,684	25,555	23,786	17,872
Impairment of goodwill	—	—	—	—	2,964	—	—	—
Loss (gain) on sale of assets	561	164	182	(111)	(66)	(41)	(19)	2
Income (loss) from operations	(977)	21,016	18,909	(10,338)	4,533	37,181	32,354	13,474

Income (loss) in equity method Investment	20	—	(21)	(193)	(486)	—	—	—
Interest income (expense), net	11	—	(38)	102	383	579	505	1,128
Income (loss) before income taxes	(946)	21,016	18,850	(10,429)	4,430	37,760	32,859	14,602

Provision for (benefit from) income taxes	1,869	8,258	8,167	(2,020)	2,591	14,398	12,478	6,250
Net income (loss)	$(2,815)	$12,758	$10,683	$(8,409)	$1,839	$23,362	$20,381	$8,352

Net income (loss) per common share
Basic	$(0.06)	$0.26	$0.22	$(0.17)	$0.04	$0.48	$0.42	$0.17
Diluted	(0.06)	0.26	0.22	(0.17)	0.04	0.48	0.42	0.17

Cash dividends declared per common share	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10

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

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

for the years ended December 31, 2009, 2008 and 2007

Column A	Column B	Column C		Column D	Column E
		Additions
		Charged	Charged
	Balance at	to Costs	to Other		Balance
(in thousands)	Beginning	and	Accounts –		at End
Classification	of Year	Expenses	Write-offs	Deductions	of Year

Year Ended December 31, 2009
Allowance for doubtful accounts	$4,368	$666	$—	$367	$4,667
Allowance for obsolete inventory	10,029	900	—	47	10,882
Allowance for sales discounts	1,556	1,623	—	1,271	1,908
Allowance for deferred tax assets	2,376	2,685	—	173	4,888
Year Ended December 31, 2008
Allowance for doubtful accounts	2,724	2,431	—	787	4,368
Allowance for obsolete inventory	10,338	440	—	749	10,029
Allowance for sales discounts	1,815	1,600	—	1,859	1,556
Allowance for deferred tax assets	918	1,507	—	49	2,376
Year Ended December 31, 2007
Allowance for doubtful accounts	2,286	713	—	275	2,724
Allowance for obsolete inventory	5,480	4,801	—	(57)	10,338
Allowance for sales discounts	1,920	1,604	—	1,709	1,815
Allowance for deferred tax assets	459	489	—	30	918

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. As of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control over Financial Reporting. During the three months ended December 31, 2009, the Company made no changes to its internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management has excluded Aginco, a division of Simpson Strong-Tie, from its assessment of internal control over financial reporting as of December 31, 2009, because it was acquired by the Company during 2009. The total assets and total revenues of this acquisition represents approximately 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 28, 2010, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2009, which information is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 28, 2010, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2009, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 28, 2010, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2009, which information is incorporated herein by reference. The other information required by this Item appears in this report under “Item 5 — Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 28, 2010, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2009, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 28, 2010, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2009, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)          The following documents are filed as part of this Annual Report:

1.               Consolidated financial statements

The following consolidated financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2008 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

2.               Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2009, is filed as part of this Annual Report:

Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2009, 2008 and 2007

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

10.7               Compensation of Named Executive Officers is incorporated by reference to Exhibit 10 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated December 18, 2009.

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

Dated: February 26, 2010		Simpson Manufacturing Co., Inc.
(Registrant)

	By	/s/Karen Colonias
Karen Colonias
Chief Financial Officer
and Duly Authorized Officer
of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/Thomas J Fitzmyers	President, Chief Executive	February 26, 2010
(Thomas J Fitzmyers)	Officer and Director

Chief Financial Officer:

/s/Karen Colonias	Chief Financial Officer,	February 26, 2010
(Karen Colonias)	Treasurer and Secretary
(principal accounting and financial officer)

Directors:

/s/Barclay Simpson	Chairman of the Board	February 26, 2010
(Barclay Simpson)

/s/Jennifer A. Chatman	Director	February 26, 2010
(Jennifer A. Chatman)

/s/Earl F. Cheit	Director	February 26, 2010
(Earl F. Cheit)

/s/Gary M. Cusumano	Director	February 26, 2010
(Gary M. Cusumano)

/s/Peter N. Louras	Director	February 26, 2010
(Peter N. Louras)

/s/Robin G. MacGillivray	Director	February 26, 2010
(Robin G. MacGillivray)

/s/Barry Lawson Williams	Director	February 26, 2010
(Barry Lawson Williams)