Form 10-Q
period 2010-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2010-05-07
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

The number of shares of the registrant’s common stock outstanding as of March 31, 2010: 49,391,387

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	March 31,		December 31,
	2010	2009	2009

ASSETS
Current assets
Cash and cash equivalents	$202,843	$158,208	$250,381
Trade accounts receivable, net	93,030	79,383	77,317
Inventories	180,684	225,568	163,754
Deferred income taxes	13,657	13,672	13,970
Assets held for sale	7,887	8,387	7,887
Other current assets	13,054	13,236	16,766
Total current assets	511,155	498,454	530,075

Property, plant and equipment, net	200,975	191,412	187,814
Goodwill	79,608	69,160	81,626
Intangible assets, net	26,889	22,137	28,852
Equity method investment	604	21	748
Other noncurrent assets	16,722	18,225	14,690
Total assets	$835,953	$799,409	$843,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$—	$821	$—
Trade accounts payable	25,606	22,232	28,462
Accrued liabilities	29,548	28,873	29,209
Accrued profit sharing trust contributions	1,858	1,973	7,018
Accrued cash profit sharing and commissions	3,508	1,353	2,427
Accrued workers’ compensation	4,374	4,299	4,352
Total current liabilities	64,894	59,551	71,468

Long-term liabilities	8,924	9,289	8,553
Total liabilities	73,818	68,840	80,021

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, at par value	493	490	493
Additional paid-in capital	146,711	137,503	146,036
Retained earnings	602,754	592,644	598,493
Accumulated other comprehensive income (loss)	12,177	(68)	18,762
Total stockholders’ equity	762,135	730,569	763,784
Total liabilities and stockholders’ equity	$835,953	$799,409	$843,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per-share amounts, unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net sales	$133,900	$119,323
Cost of sales	78,465	88,610
Gross profit	55,435	30,713

Operating expenses:
Research and development and other engineering	5,051	4,864
Selling	16,193	16,025
General and administrative	18,145	20,162
	39,389	41,051

Income (loss) from operations	16,046	(10,338)

Loss on equity method investment, before tax	(144)	(193)
Interest income, net	10	102

Income (loss) before income taxes	15,912	(10,429)

Provision for (benefit from) income taxes	6,713	(2,020)

Net income (loss)	$9,199	$(8,409)

Net income (loss) per common share
Basic	$0.19	$(0.17)
Diluted	$0.19	$(0.17)

Weighted average number of shares outstanding
Basic	49,388	48,987
Diluted	49,520	48,987

Cash dividends declared per common share	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the three months ended March 31, 2009 and 2010, and nine months ended December 31, 2009

(In thousands except per-share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance, January 1, 2009	48,971	$490	$136,867	$605,950	$5,719	$749,026
Comprehensive loss:
Net loss	—	—	—	(8,409)	—	(8,409)
Other comprehensive income:
Translation adjustment, net of tax of ($9)	—	—	—	—	(5,787)	(5,787)
Comprehensive loss						(14,196)
Stock options exercised	8	—	128	—	—	128
Stock compensation	—	—	393	—	—	393
Tax benefit of options exercised	—	—	(185)	—	—	(185)
Cash dividends declared on common stock ($0.10 per share)	—	—	—	(4,897)	—	(4,897)
Common stock issued at $27.76 per share for stock bonus	10	—	300	—	—	300
Balance, March 31, 2009	48,989	490	137,503	592,644	(68)	730,569
Comprehensive income:
Net income	—	—	—	20,626	—	20,626
Other comprehensive income:
Translation adjustment, net of tax of ($28)	—	—	—	—	18,830	18,830
Comprehensive income						39,456
Stock options exercised	388	3	7,496	—	—	7,499
Stock compensation	—	—	1,297	—	—	1,297
Tax benefit of options exercised	—	—	(260)	—	—	(260)
Cash dividends declared on common stock, $0.30 per share	—	—	—	(14,777)	—	(14,777)
Balance, December 31, 2009	49,377	493	146,036	598,493	18,762	763,784
Comprehensive income:
Net income	—	—	—	9,199	—	9,199
Other comprehensive income:
Translation adjustment, net of tax of $3	—	—	—	—	(6,585)	(6,585)
Comprehensive income						2,614
Stock options exercised	4	—	92	—	—	92
Stock compensation	—	—	382	—	—	382
Tax benefit of options exercised	—	—	(76)	—	—	(76)
Cash dividends declared on common stock, $0.10 per share	—	—	—	(4,938)	—	(4,938)
Common stock issued at $26.89 per share for stock bonus	10	—	277	—	—	277
Balance, March 31, 2010	49,391	$493	$146,711	$602,754	$12,177	$762,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months
	Ended March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$9,199	$(8,409)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sale of assets	389	(111)
Depreciation and amortization	6,276	6,848
Deferred income taxes	225	(1,497)
Noncash compensation related to stock plans	469	557
Loss in equity method investment	144	193
Excess tax benefit of options exercised	—	(8)
Provision for (recovery of) doubtful accounts	(406)	1,760
Provision for obsolete inventory	477	1,018
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(16,286)	(5,946)
Inventories	(18,922)	23,381
Trade accounts payable	(2,194)	835
Income taxes payable	5,341	(2,965)
Accrued profit sharing trust contributions	(5,165)	(7,556)
Accrued cash profit sharing and commissions	1,126	(880)
Other current assets	(1,339)	(2,374)
Accrued liabilities	936	(4,428)
Long-term liabilities	108	1
Accrued workers’ compensation	21	13
Other noncurrent assets	95	99
Net cash provided by (used in) operating activities	(19,506)	531

Cash flows from investing activities
Capital expenditures	(20,293)	(5,895)
Proceeds from sale of capital assets	46	41
Asset acquisitions, net of cash acquired	—	(1,655)
Loans made to related parties	(1,798)	—
Loans repaid by related parties	50	—
Net cash used in investing activities	(21,995)	(7,509)

Cash flows from financing activities
Line of credit borrowings	—	817
Issuance of common stock	92	128
Excess tax benefit of options exercised	—	8
Dividends paid	(4,939)	(4,898)
Net cash used in financing activities	(4,847)	(3,945)

Effect of exchange rate changes on cash	(1,190)	(1,619)

Net decrease in cash and cash equivalents	(47,538)	(12,542)
Cash and cash equivalents at beginning of period	250,381	170,750
Cash and cash equivalents at end of period	$202,843	$158,208

Noncash activity during the period
Noncash capital expenditures	$—	$180
Dividends declared but not paid	$4,938	$4,897
Issuance of Company’s common stock for compensation	$277	$300

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

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These interim statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report”).

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and incentives, whether actual or estimated, based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectibility is reasonably assured and pricing is fixed or determinable. The Company’s general shipping terms are F.O.B. shipping point, where title is transferred and revenue is recognized when the products are shipped to customers. When the Company sells F.O.B. destination point, title is transferred and the Company recognizes revenue on delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and service, though significantly less than 1% of net sales and not material to the consolidated financial statements, are recognized as the services are completed or the software products and services are delivered. If actual costs of sales returns, incentives and discounts were to significantly exceed the recorded estimated allowance, the Company’s sales would be adversely affected.

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

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

(in thousands, except

per-share amounts)

	Three Months Ended,			Three Months Ended,
	March 31, 2010			March 31, 2009
	Income		Per	Income		Per
	(Loss)	Shares	Share	(Loss)	Shares	Share
Basic EPS
Income (loss) available to common stockholders	$9,199	49,388	$0.19	$(8,409)	48,987	$(0.17)

Effect of Dilutive Securities
Stock options	—	132	—	—	—	—

Diluted EPS
Income (loss) available to common stockholders	$9,199	49,520	$0.19	$(8,409)	48,987	$(0.17)

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. All potentially dilutive securities were excluded from the diluted loss per share calculation for the three months ended March 31, 2009, because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share. For both the three months ended March 31, 2010 and 2009, 1.1 million shares subject to stock options were anti-dilutive.

Accounting for Stock-Based Compensation

The Company maintains two stock option plans under which it may grant incentive stock options and non-qualified stock options, although the Company has granted only non-qualified stock options under these plans. The Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”) is principally for the Company’s employees, and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”) is for its independent directors. The Company generally grants options under each of the 1994 Plan and the 1995 Plan once each year. The exercise price per share of each option granted in February 2010 and February 2009 under the 1994 Plan equaled the closing market price per share of the Company’s common stock as reported by the New York Stock Exchange on the day preceding the day that the Compensation Committee of the Company’s Board of Directors met to approve the grant of the options. The exercise price per share under each option granted under the 1995 Plan is at the fair market value on the date specified in the 1995 Plan. Options vest and expire according to terms established at the grant date. There were no options granted under the 1995 Plan in 2010 or 2009.

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

The following table represents the Company’s stock option activity for the three months ended March 31, 2010 and 2009:

(in thousands)

	Three Months Ended
	March 31,
	2010	2009

Stock option expense recognized in operating expenses	$366	$448
Tax benefit of stock option expense in provision for (benefit from) income taxes	110	148
Stock option expense, net of tax	$256	$300
Fair value of shares vested	$382	$393
Proceeds to the Company from the exercise of stock options	$92	$128
Tax benefit from exercise of stock options, including windfall (shortfall) tax benefits, net	$(76)	$(185)

	At March 31,
	2010	2009
Stock option cost capitalized in inventory	$61	$46

The amounts included in cost of sales, research and development and other engineering, selling, or general and administrative expense depend on the job functions performed by the employees to whom the stock options were granted.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Fair Value of Financial Instruments

As of March 31, 2010, the Company’s investments consisted of only United States Treasury securities and money market funds aggregating $127.5 million, which are maintained in cash equivalents and are carried at cost, approximating fair value, based on Level 1 inputs. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities, as defined in the “Fair Value Measurements and Disclosures” topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”).

Income Taxes

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The income tax expense for the first quarters of both 2010 and 2009, however, has been computed based on those quarters as discrete periods due to the uncertainty regarding the Company’s ability to reliably estimate pre-tax income for the remainder of those years, primarily as a result of the continued uncertainty in the construction markets in which the Company operates. The effective tax rate was 42.2% in the first quarter of 2010, which resulted in income tax expense of $6.7 million. The effective tax rate was 19.4% in the first quarter of 2009, which, as a result of the loss before taxes in the first quarter of 2009, resulted in income tax benefit of $2.0 million.

Recently Issued Accounting Standards

In May 2009, the FASB issued guidance codified in the “Subsequent Events” topic of the FASB ASC, which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. In February 2010, the FASB amended this guidance to remove the requirement for companies that file or furnish financial statements with the Securities and Exchange Commission to disclose the date through which subsequent events have been evaluated.

2.                                       Trade Accounts Receivable, Net

Trade accounts receivable consist of the following:

(in thousands)

	At March 31,		At December 31,
	2010	2009	2009

Trade accounts receivable	$100,051	$87,154	$83,892
Allowance for doubtful accounts	(4,198)	(5,924)	(4,667)
Allowance for sales discounts and returns	(2,823)	(1,847)	(1,908)
	$93,030	$79,383	$77,317

3.                                       Inventories

Inventories consist of the following:

(in thousands)

	At March 31,		At December 31,
	2010	2009	2009

Raw materials	$75,953	$86,411	$61,408
In-process products	20,267	24,890	21,113
Finished products	84,464	114,267	81,233
	$180,684	$225,568	$163,754

4.                                       Property, Plant and Equipment, Net

Property, plant and equipment, net, consist of the following:

(in thousands)

	At March 31,		At December 31,
	2010	2009	2009

Land	$23,543	$22,654	$23,729
Buildings and site improvements	147,446	137,589	148,381
Leasehold improvements	3,819	4,261	3,893
Machinery and equipment	225,594	219,372	226,436
	400,402	383,876	402,439
Less accumulated depreciation and amortization	(220,303)	(197,788)	(216,157)
	180,099	186,088	186,282
Capital projects in progress	20,876	5,324	1,532
	$200,975	$191,412	$187,814

The Company’s vacant facility in San Leandro, California, remained classified as an asset held for sale as of March 31, 2010, consistent with the classification at December 31, 2009, and is being actively marketed. The Company, in March 2010, acquired a facility in San Bernadino, California, for $19.2 million, in which it will consolidate its owned manufacturing and warehouse facilities in Brea, California, and its former leased warehouse in Ontario, California. The Company intends to sell the Brea facilities. These facilities are associated with the connector segment.

5.                                       Investments

Equity Method Investment

At March 31, 2010, the Company had a 40.6% equity interest in Keymark Enterprises, LLC (“Keymark”), for which the Company accounts using the equity method. Keymark develops software that assists in designing and engineering residential structures. The Company’s relationship with Keymark includes the specification of the

Company’s products in the Keymark software. The Company has no obligation to make any additional capital contributions to Keymark.

6.                                       Goodwill and Intangible Assets, Net

Goodwill by segment was as follows:

(in thousands)

	At March 31,		At December 31,
	2010	2009	2009
Connector products	$75,173	$64,749	$77,191
Venting products	4,435	4,411	4,435
Total	$79,608	$69,160	$81,626

Intangible assets, net, by segment were as follows:

(in thousands)

	At March 31, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Connector products	$36,410	$(11,366)	$25,044
Venting products	3,291	(1,446)	1,845
Total	$39,701	$(12,812)	$26,889

	At March 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Connector products	$32,546	$(12,789)	$19,757
Venting products	2,962	(582)	2,380
Total	$35,508	$(13,371)	$22,137

	At December 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Connector products	$37,987	$(11,182)	$26,805
Venting products	3,291	(1,244)	2,047
Total	$41,278	$(12,426)	$28,852

Intangible assets consist primarily of customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense for intangible assets during the three months ended March 31, 2010 and 2009, was $1.3 million and $1.2 million, respectively.

At March 31, 2010, estimated future amortization of intangible assets was as follows:

(in thousands)

Final nine months of 2010	$3,716
2011	4,907
2012	4,023
2013	3,085
2014	2,849
2015	2,111
Thereafter	6,198
$26,889

The changes in the carrying amount of goodwill and intangible assets from December 31, 2009, to March 31, 2010, were as follows:

(in thousands)

		Intangible
	Goodwill	Assets

Balance at December 31, 2009	$81,626	$28,852
Amortization	—	(1,276)
Foreign exchange	(2,018)	(687)
Balance at March 31, 2010	$79,608	$26,889

7.                                       Debt

Outstanding debt at March 31, 2010 and 2009, and December 31, 2009, and the available lines of credit at March 31, 2010, consisted of the following:

(dollar amounts in thousands)

	Available	Debt Outstanding
	Credit at	at		at
	March 31,	March 31,		December 31,
	2010	2010	2009	2009

Revolving line of credit, interest at LIBOR plus 0.27% (at March 31, 2010, LIBOR plus 0.27% was 0.52%), expires October 2012, commitment fees payable at the annual rate of 0.08% on the unused portion of the facility	$200,000	$—	$—	$—

Revolving line of credit, interest at the bank’s base rate plus 3% (at March 31, 2010, the bank’s base rate plus 3% was 3.50%), expires December 2010	379	—	—	—

Revolving lines of credit, interest rates between 1.14% and 3.13%	4,293	—	821	—
Line of credit		$—	$821	$—
Available credit	$204,672

8.                                       Commitments and Contingencies

Note 9 to the consolidated financial statements in the 2009 Annual Report provides information concerning commitments and contingencies. From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The resolution of claims and litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

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

Black-Scholes option pricing model assumptions for options granted in 2010 and 2009 are as follows:

Number		Risk-					Weighted
of Options		Free					Average
Granted	Grant	Interest	Dividend	Expected			Fair
(in thousands)	Date	Rate	Yield	Life	Volatility	Exercise Price	Value

1994 Plan
148	02/02/10	2.93%	1.62%	6.5 years	36.0%	$24.75	$8.46
24	02/23/09	2.08%	2.48%	6.5 years	30.9%	$16.10	$4.06
29	02/04/09	2.17%	1.88%	6.5 years	30.9%	$21.25	$5.86

No options were granted under the 1995 Plan in 2010 or 2009.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2010:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value*
Non-Qualified Stock Options	(in thousands)	Price	Life (in years)	(in thousands)

Outstanding at January 1, 2010	1,792	$31.31
Granted	148	24.75
Exercised	(4)	25.43
Forfeited	(14)	35.91
Outstanding at March 31, 2010	1,922	$30.78	2.3	$2,862
Outstanding and expected to vest at March 31, 2010	1,911	$30.82	2.3	$2,810
Exercisable at March 31, 2010	1,678	$31.64	1.7	$1,980

*  The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $27.76 as reported by the New York Stock Exchange on March 31, 2010.

The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009, was $11 thousand and $60 thousand, respectively.

A summary of the status of unvested options as of March 31, 2010, and changes during the three months ended March 31, 2010, are presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Options	(in thousands)	Fair Value

Unvested at January 1, 2010	140	$8.57
Granted	148	8.46
Vested	(44)	11.45
Unvested at March 31, 2010	244	$7.98

As of March 31, 2010, $1.4 million of total unrecognized compensation cost was related to unvested share-based compensation arrangements under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 3.0 years. Options granted under the 1995 Plan are fully vested and are expensed on the date of grant.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of or for the following periods:

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Net Sales
Connector products	$123,820	$109,144
Venting products	10,080	10,179
Total	$133,900	$119,323

Income (Loss) from Operations
Connector products	$18,194	$(7,088)
Venting products	(1,299)	(3,260)
Administrative and all other	(849)	10
Total	$16,046	$(10,338)

(in thousands)

			At
	At March 31,		December 31,
	2010	2009	2009
Total Assets
Connector products	$668,427	$596,575	$650,796
Venting products	69,526	72,804	71,587
Administrative and all other	98,000	130,030	121,422
Total	$835,953	$799,409	$843,805

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $160.6 million, $107.2 million, and $205.1 million, as of March 31, 2010 and 2009, and December 31, 2009, respectively.

11.                                 Subsequent Events

In April 2010, the Company’s Board of Directors declared a cash dividend of $0.10 per share, estimated at $4.9 million, to be paid on July 29, 2010, to stockholders of record on July 8, 2010.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 2010 and 2009. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended March 31, 2010, Compared

with the Three Months Ended March 31, 2009

Net sales increased 12.2% to $133.9 million in the first quarter of 2010 from $119.3 million in the first quarter of 2009. The Company had net income of $9.2 million for the first quarter of 2010 compared to a net loss of $8.4 million for the first quarter of 2009. Diluted net income per common share was $0.19 for the first quarter of 2010 compared to a diluted net loss per common share of $0.17 for the first quarter of 2009.

In the first quarter of 2010, sales increased throughout North America and Europe. The growth in the United States was strongest in the midwestern, western (excluding California) and northeastern regions, while sales in California and the southeastern states were flat as compared to the first quarter of 2009. Sales in Asia, although relatively small, have increased as Simpson Strong-Tie has recently expanded its presence in the region. Simpson Strong-Tie’s first quarter sales increased 13.4% from the same quarter last year, while Simpson Dura-Vent’s sales were down slightly. Simpson Strong-Tie’s sales to dealer distributors and home centers increased as homebuilding and general economic conditions compared favorably to the first quarter of 2009. Sales increased across most of Simpson Strong-Tie’s major product lines, including those used in new home construction. Sales of Simpson Dura-Vent’s product lines were mixed, with decreases in sales of chimney products, pellet vents and special gas vent products, mostly offset by increases in sales of gas vent, Direct-Vent and relining products.

Income from operations increased from a loss of $10.3 million in the first quarter of 2009 to income of $16.0 million in the first quarter of 2010. Gross margins increased from 25.7% in the first quarter of 2009 to 41.4% in the first quarter of 2010. The increase in gross margins was primarily due to increased absorption of fixed overhead, as a result of higher production volumes, as well as lower manufacturing costs, including lower cost of material, labor and distribution. Steel prices have increased from their recent low levels experienced in mid-2009 as demand has returned to the steel markets. The Company expects steel prices to increase further in 2010 as demand continues to return to the market. The Company’s inventories increased 10.3% from $163.8 million at December 31, 2009, to $180.7 million at March 31, 2010, primarily due to purchases of raw materials.

General and administrative expense decreased 10.0% from $20.2 million in the first quarter of 2009 to $18.1 million in the first quarter of 2010. The decrease was primarily the result of lower bad debt expense of $2.2 million, decreased legal and professional service expenses of $0.8 million and various other items. This decrease was partly offset by an increase in cash profit sharing of $0.8 million and higher administrative personnel expenses of $0.9 million, including those related to the Aginco acquisition in April 2009. The effective tax rate was 42.2% in the first quarter of 2010, as compared to 19.4% in the first quarter of 2009. As a result of the loss before taxes in the first quarter of 2009, the lower effective tax rate resulted in a smaller benefit than if the Company had a higher effective tax rate. The effective tax rate in the first quarter of 2010 is higher than the statutory rate primarily due to the valuation allowances taken on foreign losses and differences between the U.S. statutory tax rate and local tax rates in countries where the Company operates. In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The income tax expense for the three month periods ended March 31, 2010 and 2009, however, have been computed based on those periods as discrete periods due to the uncertainty regarding the Company’s ability to reliably estimate pre-tax income for the remainder of each year. The Company cannot reliably estimate pre-tax income for the remainder of 2010 or for the full year, primarily due to the continued uncertainty in the construction markets in which the Company operates.

Connector Products — Simpson Strong-Tie

Simpson Strong-Tie’s net sales increased 13.4% to $123.8 million in the first quarter of 2010 from $109.1 million in the first quarter of 2009. Simpson Strong-Tie accounted for 92.5% of the Company’s total net sales in the first quarter of 2010, up from 91.5% in the first quarter of 2009. The increase in net sales at Simpson Strong-Tie resulted primarily from an increase in sales volume, although average prices decreased 6.0% as compared to the first quarter of 2009. In the first quarter of 2010, sales increased throughout North America and Europe. The growth in the United States was strongest in the midwestern, western (excluding California) and northeastern regions, while sales in California and the southeastern states were flat as compared to the first quarter of 2009. Sales in Asia, although relatively small, have increased as Simpson Strong-Tie has recently expanded its presence in the region. Simpson Strong-Tie’s sales to dealer distributors and home centers increased as homebuilding and general economic conditions compared favorably to the first quarter of 2009. Sales increased across most of Simpson Strong-Tie’s major product lines, including those used in new home construction.

Simpson Strong-Tie’s income from operations increased to $18.2 million in the first quarter of 2010 from a loss of $7.1 million in the first quarter of 2009. Gross margin increased to 43.5% in the first quarter of 2010 from 28.1% in the first quarter of 2009. This increase was primarily due to increased absorption of fixed overhead, as a result of higher production volumes, and cost-cutting measures, as well as lower manufacturing costs, including lower costs of material, labor and distribution.

Simpson Strong-Tie’s general and administrative expense decreased 13.4% from $18.5 million in the first quarter of 2009 to $16.1 million in the first quarter of 2010, primarily due to a $2.1 million decrease in bad debt expense, and a $0.7 million decrease in administrative personnel expenses, related in part to cost-cutting measures. These decreases were partly offset by an increase of $0.4 million in cash profit sharing, due to increased operating profits.

For its European operations, Simpson Strong-Tie recorded a loss from operations of $1.8 million in the first quarter of 2010 compared to a loss from operations of $4.2 million in the first quarter of 2009.

Venting Products — Simpson Dura-Vent

Simpson Dura-Vent’s net sales decreased 1.0% from $10.2 million in the first quarter of 2009 to $10.1 million in the first quarter of 2010. Simpson Dura-Vent accounted for 7.5% of the Company’s total net sales in the first quarter of 2010, a decrease from 8.5% in the first quarter of 2009. The decrease in net sales at Simpson Dura-Vent resulted primarily from a decrease in sales volume, as average prices were flat as compared to the first quarter of 2009. In the first quarter of 2010, sales of Simpson Dura-Vent’s product lines were mixed, with decreases in sales of chimney products, pellet vents and special gas vent products, mostly offset by increases in sales of gas vent, Direct-Vent and relining products.

Simpson Dura-Vent’s loss from operations decreased from $3.3 million in the first quarter of 2009 to $1.3 million in the first quarter of 2010. Gross margin increased to 15.8% in the first quarter of 2010 from 0.9% in the first quarter of 2009, primarily due to lower costs of material, labor and distribution, slightly offset by higher fixed overhead costs.

Simpson Dura-Vent’s general and administrative expense decreased 24.6% from $1.7 million in the first quarter of 2009 to $1.3 million in the first quarter of 2010, which was primarily due to an overall reduction in departmental spending.

Critical Accounting Policies and Estimates

The Company did not make any significant changes to its critical accounting policies and estimates during the three months ended March 31, 2010, from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. See Note 1, “Basis of Presentation — Recently Issued Accounting Standards,” to the Company’s Condensed Consolidated Financial Statements appearing elsewhere in this report regarding recently issued accounting standards.

Liquidity and Sources of Capital

As of March 31, 2010, working capital was $446.3 million as compared to $438.9 million at March 31, 2009, and $458.6 million at December 31, 2009. The decrease in working capital from December 31, 2009, was primarily due to a $47.5 million decrease in cash and cash equivalents, a $3.7 million decrease in other current assets, and a $1.1 million increase in accrued cash profit sharing and commissions. Partly offsetting these decreases to working capital were increases in inventories and net trade accounts receivable of $16.9 million and $15.7 million, respectively, and decreases in accrued profit sharing trust contributions and trade accounts payable of $5.2 million and $2.9 million, respectively. Net trade accounts receivable increased 20.3% from December 31, 2009, as a result of increased sales in the latter part of the first quarter of 2010 compared to the latter part of the fourth quarter of 2009. Raw material inventories increased 23.7% from December 31, 2009, and in-progress and finished goods inventories increased 2.3% over the same period. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts, none of which was individually material. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $9.2 million and noncash expenses, primarily depreciation, amortization and stock-based compensation charges totaling $6.7 million, resulted in net cash used by operating activities of $19.5 million. As of March 31, 2010, the Company had unused credit facilities available of $204.7 million.

The Company used $22.0 million in its investing activities, primarily for the acquisition, in March 2010, of a manufacturing and distribution facility in San Bernadino, California, for $19.2 million. The Company will consolidate its owned manufacturing and warehouse facilities in Brea, California, and its former leased warehouse in Ontario, California, into the new facility. The Company intends to sell the Brea facilities. The relocation is planned to be completed in 2011. In January 2010, the Company also used $1.8 million to make a new loan and adjust an existing loan to related parties. These loans, to entities related to Keymark, bear interest at an annual rate of 5.5%, payable monthly, and the principal amounts will be due and payable in February 2013, or earlier if Keymark is sold. These loans are backed by real property deeds of trust. The Company estimates that its full-year capital spending will total $28 million in 2010.

The Company has classified its vacant facility in San Leandro, California, as an asset held for sale and is actively marketing the facility.

The Company’s financing activities used net cash of $4.8 million. The payment of cash dividends in the amount of $4.9 million was the primary use of cash. Cash was provided from the issuance of the Company’s common stock through the exercise of stock options totaling $0.1 million. In April 2010, the Company’s Board of Directors declared a cash dividend of $0.10 per share, estimated at $4.9 million, to be paid on July 29, 2010, to stockholders of record on July 8, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country or currency where the Company has operations, the change in net income would not be material to the Company’s operations as a whole. The translation adjustment resulted in a decrease in accumulated other comprehensive income of $6.6 million for the three months ended March 31, 2010, primarily due to the effect of the strengthening of the United States dollar in relation to most European currencies partly offset by the weakening of the United States dollar in relation to the Canadian currency.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2010, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date, at the reasonable assurance level, in ensuring that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and in seasonably alerting them to material information required to be included in this report.

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

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2010, the Company made no changes to its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors

We are affected by risks specific to us, as well as risks that affect all businesses operating in global markets. Some of the significant factors that could materially adversely affect our business, financial condition and operating results appear in “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K (available at www.simpsonmfg.com/docs/10K-2009.pdf or www.sec.gov).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2009, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from December 2008. The authorization will remain in effect through the end of 2010. The Company did not repurchase any of its common stock in the first three months of 2010.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 7, 2010	By	/s/Karen Colonias
Karen Colonias
Chief Financial Officer
(principal accounting and financial officer)