Form 10-Q
period 2010-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2010-08-06
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of June 30, 2010:  49,426,053

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	June 30,		December 31,
	2010	2009	2009

ASSETS
Current assets
Cash and cash equivalents	$219,763	$169,132	$250,381
Trade accounts receivable, net	104,284	118,646	77,317
Inventories	150,786	190,153	163,754
Deferred income taxes	19,257	12,153	13,970
Assets held for sale	40,457	7,887	7,887
Other current assets	10,224	10,686	16,766
Total current assets	544,771	508,657	530,075

Property, plant and equipment, net	184,949	193,958	187,814
Goodwill	72,163	79,858	81,626
Intangible assets, net	23,156	33,050	28,852
Equity method investment	473	—	748
Other noncurrent assets	17,005	14,374	14,690
Total assets	$842,517	$829,897	$843,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$—	$27	$—
Trade accounts payable	27,906	22,574	28,462
Accrued liabilities	31,192	33,855	29,209
Liabilities held for sale	2,739	—	—
Income taxes payable	760	1,370	—
Accrued profit sharing trust contributions	3,540	3,718	7,018
Accrued cash profit sharing and commissions	9,264	4,436	2,427
Accrued workers’ compensation	4,386	4,279	4,352
Total current liabilities	79,787	70,259	71,468

Long-term liabilities	9,263	9,659	8,553
Total liabilities	89,050	79,918	80,021

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, at par value	494	491	493
Additional paid-in capital	147,745	138,839	146,036
Retained earnings	604,479	598,412	598,493
Accumulated other comprehensive income	749	12,237	18,762
Total stockholders’ equity	753,467	749,979	763,784
Total liabilities and stockholders’ equity	$842,517	$829,897	$843,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per-share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$165,614	$152,198	$289,434	$261,341
Cost of sales	88,828	92,987	158,620	171,335
Gross profit	76,786	59,211	130,814	90,006
Operating expenses:
Research and development and other engineering	5,700	4,860	10,441	9,372
Selling	16,610	15,409	31,483	30,103
General and administrative	20,524	19,033	37,456	38,127
Loss on sale of assets	15	180	404	68
	42,849	39,482	79,784	77,670
Income from operations	33,937	19,729	51,030	12,336
Loss in equity method investment, before tax	(131)	(21)	(275)	(214)
Interest income (expense), net	26	(34)	37	69
Income from continuing operations before taxes	33,832	19,674	50,792	12,191
Provision for income taxes from continuing operations	12,773	8,442	19,903	7,500
Income from continuing operations, net of tax	21,059	11,232	30,889	4,691
Discontinued operations:
Loss from discontinued operations	(21,176)	(824)	(22,223)	(3,770)
Benefit from income taxes from discontinued operations	6,820	275	7,237	1,353
Loss from discontinued operations, net of tax	(14,356)	(549)	(14,986)	(2,417)
Net income	$6,703	$10,683	$15,903	$2,274
Earnings (loss) per common share:
Basic
Continuing operations	$0.43	$0.23	$0.63	$0.10
Discontinued operations	(0.29)	(0.01)	(0.30)	(0.05)
Net income	0.14	0.22	0.32	0.05
Diluted
Continuing operations	$0.42	$0.23	$0.62	$0.10
Discontinued operations	(0.29)	(0.01)	(0.30)	(0.05)
Net income	0.14	0.22	0.32	0.05
Number of shares outstanding
Basic	49,417	49,016	49,403	49,001
Diluted	49,598	49,114	49,559	49,099
Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the six months ended June 30, 2009 and 2010 and December 31, 2009

(In thousands except per-share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance, January 1, 2009	48,971	$490	$136,867	$605,950	$5,719	$749,026
Comprehensive income:
Net income	—	—	—	2,274	—	2,274
Other comprehensive income:
Translation adjustment, net of tax of ($38)	—	—	—	—	6,518	6,518
Comprehensive income						8,792
Stock options exercised	69	1	1,125	—	—	1,126
Stock compensation	—	—	791	—	—	791
Tax benefit of options exercised	—	—	(244)	—	—	(244)
Cash dividends declared on common stock, $0.20 per share	—	—	—	(9,812)	—	(9,812)
Common stock issued at $27.76 per share for stock bonus	10	—	300	—	—	300
Balance, June 30, 2009	49,050	491	138,839	598,412	12,237	749,979
Comprehensive income:
Net income	—	—	—	9,943	—	9,943
Other comprehensive income:
Translation adjustment, net of tax of ($1)	—	—	—	—	6,525	6,525
Comprehensive income						16,468
Stock options exercised	327	2	6,499	—	—	6,501
Stock compensation	—	—	899	—	—	899
Tax benefit of options exercised	—	—	(201)	—	—	(201)
Cash dividends declared on common stock, $0.20 per share	—	—	—	(9,862)	—	(9,862)
Balance, December 31, 2009	49,377	493	146,036	598,493	18,762	763,784
Comprehensive income:
Net income	—	—	—	15,903	—	15,903
Other comprehensive income:
Translation adjustment, net of tax of $3	—	—	—	—	(18,013)	(18,013)
Comprehensive income						(2,110)
Stock options exercised	39	1	954	—	—	955
Stock compensation	—	—	561	—	—	561
Tax benefit of options exercised	—	—	(83)	—	—	(83)
Cash dividends declared on common stock, $0.20 per share	—	—	—	(9,917)	—	(9,917)
Common stock issued at $26.89 per share for stock bonus	10	—	277	—	—	277
Balance, June 30, 2010	49,426	$494	$147,745	$604,479	$749	$753,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months
	Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$15,903	$2,274
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of assets	404	71
Depreciation and amortization	12,501	14,599
Impairment loss on assets held for sale	17,566	—
Deferred income taxes	(5,396)	(448)
Noncash compensation related to stock plans	768	1,043
Loss in equity method investment	275	214
Excess tax benefit of options exercised	(10)	(19)
Provision for (recovery of) doubtful accounts	(189)	1,594
Provision for excess and obsolete inventory	4,932	570
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(41,951)	(39,970)
Inventories	(15,703)	64,612
Trade accounts payable	1,854	(818)
Income taxes payable	6,883	3,061
Accrued profit sharing trust contributions	(3,459)	(5,853)
Accrued cash profit sharing and commissions	6,966	2,142
Other current assets	(540)	(4,444)
Accrued liabilities	4,373	(1,789)
Long-term liabilities	190	3,254
Accrued workers’ compensation	34	(8)
Other noncurrent assets	158	(1,903)
Net cash provided by operating activities	5,559	38,182

Cash flows from investing activities
Capital expenditures	(21,628)	(9,509)
Proceeds from sale of capital assets	60	612
Asset acquisitions, net of cash acquired	—	(23,670)
Loans made to related parties	(1,798)	—
Loans repaid by related parties	50	—
Net cash used in investing activities	(23,316)	(32,567)

Cash flows from financing activities
Line of credit borrowings	—	842
Repayment of line of credit borrowings	—	(842)
Issuance of common stock	955	1,126
Excess tax benefit of options exercised	10	19
Dividends paid	(9,879)	(9,798)
Net cash used in financing activities	(8,914)	(8,653)

Effect of exchange rate changes on cash	(3,947)	1,420

Net decrease in cash and cash equivalents	(30,618)	(1,618)
Cash and cash equivalents at beginning of period	250,381	170,750
Cash and cash equivalents at end of period	$219,763	$169,132

Noncash activity during the period
Noncash capital expenditures	$226	$194
Dividends declared but not paid	$4,978	$4,915
Issuance of Company’s common stock for compensation	$277	$300

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

Reclassifications

Certain financial statement reclassifications, all related to discontinued operations, have been made to previously reported amounts to conform to the current year’s presentation.

Segment and Discontinued Operations Information

The Company operates under two reportable segments, the connector products segment and the venting products segment. As set forth in Note 11 “Discontinued Operations,” on June 30, 2010, the Company entered into an agreement to sell substantially all of the assets and liabilities of its venting segment and therefore, they are no longer included in continuing operations. Accordingly, the Company has classified the results of the venting products segment, including impairments and losses of goodwill and other assets, as discontinued operations in the

Condensed Consolidated Statements of Operations for all periods presented. The Company’s financial position, as of June 30, 2010, reflects the assets and liabilities of the venting products segment to be sold as assets or liabilities held for sale at their estimated net realizable value. Except as otherwise stated, discussion in these notes pertains to the Company’s continuing operations. The Company is currently evaluating its organizational structure and the future presentation of segment information.

Net Earnings(Loss) Per Common Share

Basic earnings (loss) per common share is computed based on the weighted average number of common shares outstanding. Potentially dilutive securities, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Three Months Ended		Six Months Ended
(in thousands, except)	June 30,		June 30,
per-share amounts)	2010	2009	2010	2009

Earnings from continuing operations, net of tax	$21,059	$11,232	$30,889	$4,691

Loss from discontinued operations, net of tax	(14,356)	(549)	(14,986)	(2,417)

Net income available to common stockholders	$6,703	$10,683	$15,903	$2,274

Basic weighted average shares outstanding	49,417	49,016	49,403	49,001

Dilutive effect of potential common stock equivalents — stock options	181	98	156	98

Diluted weighted average shares outstanding	49,598	49,114	49,559	49,099

Net earnings (loss) per share — basic:
Continuing operations	$0.43	$0.23	$0.63	$0.10
Discontinued operations	(0.29)	(0.01)	(0.30)	(0.05)
Net income	0.14	0.22	0.32	0.05

Net earnings (loss) per share — diluted:
Continuing operations	$0.42	$0.23	$0.62	$0.10
Discontinued operations	(0.29)	(0.01)	(.030)	(0.05)
Net income	0.14	0.22	0.32	0.05

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	646	1,061	856	1,078

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

The following table represents the Company’s stock option activity, including both continuing and discontinued operations, for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Stock option expense recognized in operating expenses	$218	$397	$585	$845

Tax benefit of stock option expense in provision for income taxes	56	135	173	283

Stock option expense, net of tax	$162	$262	$412	$562

Fair value of shares vested	$179	$398	$561	$791

Proceeds to the Company from the exercise of stock options	$863	$998	$955	$1,126

Tax benefit from exercise of stock options, including shortfall tax benefits	$(9)	$(59)	$(83)	$(244)

	At June 30,
	2010	2009
Stock option cost capitalized in inventory	$44	$47

The amounts included in cost of sales, research and development and other engineering, selling, or general and administrative expense depend on the job functions performed by the employees to whom the stock options were granted. The amounts attributed to discontinued operations were not significant for any of the periods presented.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Fair Value of Financial Instruments

As of June 30, 2010, the Company’s investments consisted of only United States Treasury securities and money market funds aggregating $127.2 million, which are maintained in cash equivalents and are carried at cost, approximating fair value, based on Level 1 inputs. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities, as defined in the “Fair Value Measurements and Disclosures” topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”).

Income Taxes

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The income tax expense for the first and second quarters of both 2010 and 2009, however, has been computed based on those quarters as discrete periods due to the uncertainty regarding the Company’s ability to reliably estimate pre-tax income for the remainder of those years, primarily as a result of the continued uncertainty in the construction markets in which the Company operates. The effective tax rate was 37.8% in the second quarter of 2010, which resulted in income tax expense of $12.8 million. The effective tax rate was 42.9% in the second quarter of 2009, which resulted in income tax expense of $8.4 million. The effective tax rate was 39.2% in the first half of 2010, which resulted in income tax expense of $19.9 million. The effective tax rate was 61.5% in the first half of 2009, which resulted in income tax expense of $7.5 million.

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

2.             Trade Accounts Receivable, Net

Trade accounts receivable consist of the following:

	At June 30,		At December 31,
(in thousands)	2010	2009	2009

Trade accounts receivable	$107,910	$126,686	$83,892
Allowance for doubtful accounts	(1,506)	(5,469)	(4,667)
Allowance for sales discounts and returns	(2,120)	(2,571)	(1,908)
	$104,284	$118,646	$77,317

3.             Inventories

Inventories consist of the following:

	At June 30,		At December 31,
(in thousands)	2010	2009	2009

Raw materials	$61,238	$62,041	$61,408
In-process products	18,729	23,670	21,113
Finished products	70,819	104,442	81,233
	$150,786	$190,153	$163,754

4.             Property, Plant and Equipment, Net

Property, plant and equipment, net, consist of the following:

	At June 30,		At December 31,
(in thousands)	2010	2009	2009

Land	$23,182	$23,489	$23,729
Buildings and site improvements	139,304	140,431	148,381
Leasehold improvements	3,543	4,395	3,893
Machinery and equipment	182,317	224,752	226,436
	348,346	393,067	402,439
Less accumulated depreciation and amortization	(184,638)	(205,833)	(216,157)
	163,708	187,234	186,282
Capital projects in progress	21,241	6,724	1,532
	$184,949	$193,958	$187,814

The Company’s vacant facility in San Leandro, California, remained classified as an asset held for sale as of June 30, 2010, consistent with the classification at December 31, 2009, and is being actively marketed. In March 2010, the Company acquired a facility in San Bernadino, California, for $19.2 million in cash. The Company plans to consolidate its operations from Brea, California, and its former leased warehouse in Ontario, California, into this facility in early 2011. The Company sold all of the real estate associated with its Brea properties in July 2010 for $14.7 million in cash and will record a gain on the sale of $5.2 million.

5.             Investments

Equity Method Investment

At June 30, 2010, the Company had a 40.6% equity interest in Keymark Enterprises, LLC (“Keymark”), for which the Company accounts using the equity method. Keymark develops software that assists in designing and engineering residential structures. The Company’s relationship with Keymark includes the specification of the Company’s products in the Keymark software. The Company has no obligation to make any additional capital contributions to Keymark.

6.             Goodwill and Intangible Assets, Net

Goodwill was as follows:

	At June 30,		At December 31,
(in thousands)	2010	2009	2009
Connector products	$72,163	$75,423	$77,191
Venting products (discontinued operations)	—	4,435	4,435
Total	$72,163	$79,858	$81,626

Intangible assets, net, were as follows:

At June 30, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Connector products	$35,420	$(12,264)	$23,156

	At June 30, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Connector products	$45,194	$(14,595)	$30,599
Venting products (discontinued operatons)	3,291	(840)	2,451
Total	$48,485	$(15,435)	$33,050

	At December 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Connector products	$37,987	$(11,182)	$26,805
Venting products (discontinued operations)	3,291	(1,244)	2,047
Total	$41,278	$(12,426)	$28,852

The goodwill and intangible assets of the discontinued operations were determined to be fully impaired at June 30, 2010, due to the purchase price of the assets and liabilities to be sold. Intangible assets consist primarily of customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense, for continuing and discontinued operations, for intangible assets during the three months ended June 30, 2010 and 2009, totaled $1.2 million and $2.1 million, respectively, and during the six months ended June 30, 2010 and 2009, totaled $2.5 million and $3.3 million, respectively.

At June 30, 2010, estimated future amortization of intangible assets was as follows:

(in thousands)

Final six months of 2010	$2,003
2011	3,966
2012	3,492
2013	2,925
2014	2,721
2015	2,000
Thereafter	6,049
$23,156

The changes in the carrying amount of goodwill and intangible assets (including goodwill and intangible assets of the discontinued operations) from December 31, 2009, to June 30, 2010, were as follows:

		Intangible
(in thousands)	Goodwill	Assets

Balance at December 31, 2009	$81,626	$28,852
Amortization	—	(2,508)
Impairment	(4,435)	(1,643)
Foreign exchange	(5,028)	(1,545)
Balance at June 30, 2010	$72,163	$23,156

7.             Debt

The Company has revolving lines of credit with different banks in the United States and Europe. The Company’s primary credit facility, a revolving line of credit with $200.0 million in available credit, charges interest at LIBOR plus 0.27% (at June 30, 2010, LIBOR plus 0.27% was 0.62%), expires in October 2012, and has commitment fees payable at the annual rate of 0.08% on the unused portion of the facility. Other revolving credit lines, with combined available credit of $4.3 million at June 30, 2010, charge interest ranging from 1.15% to 3.5% and have various maturity dates. The debt outstanding at June 30, 2009, was $27 thousand. There were no outstanding balances at June 30, 2010, or December 31, 2009.

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

Black-Scholes option pricing model assumptions for options granted under the 1994 Plan in 2010 and 2009 are as follows:

Number		Risk-					Weighted
of Options		Free					Average
Granted	Grant	Interest	Dividend	Expected			Fair
(in thousands)	Date	Rate	Yield	Life	Volatility	Exercise Price	Value

148	02/02/10	2.93%	1.62%	6.5 years	36.0%	$24.75	$8.46
24	02/23/09	2.08%	2.48%	6.5 years	30.9%	$16.10	$4.06
29	02/04/09	2.17%	1.88%	6.5 years	30.9%	$21.25	$5.86

No options were granted under the 1995 Plan in 2010 or 2009.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2010:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value *
Non-Qualified Stock Options	(in thousands)	Price	Life (in years)	(in thousands)

Outstanding at January 1, 2010	1,792	$31.31
Granted	148	24.75
Exercised	(38)	24.92
Forfeited	(14)	35.91
Outstanding at June 30, 2010	1,888	$30.89	2.1	$323
Outstanding and expected to vest at June 30, 2010	1,879	$30.93	2.0	$308
Exercisable at June 30, 2010	1,665	$31.70	1.6	$116

*  The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $24.55 as reported by the New York Stock Exchange on June 30, 2010.

The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009, was $0.3 million and $0.4 million, respectively.

A summary of the status of unvested options as of June 30, 2010, and changes during the six months ended June 30, 2010, are presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Options	(in thousands)	Fair Value

Unvested at January 1, 2010	140	$8.57
Granted	148	8.46
Vested	(65)	10.35
Unvested at June 30, 2010	223	$7.97

As of June 30, 2010, $1.3 million of total unrecognized compensation cost was related to unvested share-based compensation arrangements under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 2.9 years. Options granted under the 1995 Plan are fully vested and are expensed on the date of grant.

10.           Segment Information

The following table illustrates certain measurements used by management to assess the performance as of or for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Net Sales
Connector products	$165,614	$152,198	$289,434	$261,341

Income (Loss) from Operations
Connector products	$35,307	$20,637	$53,757	$13,552
Administrative and all other	(1,370)	(908)	(2,727)	(1,216)
Total	$33,937	$19,729	$51,030	$12,336

			At
	At June 30,		December 31,
(in thousands)	2010	2009	2009
Total Assets
Connector products	$687,094	$636,105	$650,796
Venting products (discontinued operations)	32,570	72,858	71,587
Administrative and all other	122,853	120,934	121,422
Total	$842,517	$829,897	$843,805

Cash collected by the Company’s subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $173.6 million, $136.1 million, and $205.1 million, as of June 30, 2010 and 2009, and December 31, 2009, respectively.

11.           Discontinued Operations

On June 30, 2010, the Company entered into a definitive agreement with M&G Holding B.V. (“M&G”) and a newly formed, wholly owned, indirect subsidiary of M&G, to sell substantially all of the assets and liabilities of Simpson Dura-Vent Company, Inc. (“Simpson Dura-Vent”). The purchase price will be $20.0 million in cash, plus or minus the amount by which Simpson Dura-Vent’s working capital balance at the closing (calculated as provided in the agreement) exceeds $23.5 million or is less than $22.5 million. The Company expects to complete the sale in the third quarter of 2010. The Company decided to sell the assets of Simpson Dura-Vent in order to focus exclusively on the development of its connector products business. Simpson Dura-Vent represents the Company’s entire venting operating segment.

The carrying amounts of the major classes of assets and liabilities of the discontinued operations to be sold consisted of the following at June 30, 2010:

(in thousands)

Trade accounts receivable, net	$12,408
Inventories, net	19,878
Other current assets	284
Assets held for sale	$32,570

Accounts payable	$1,573
Other current liabilities	1,166
Liabilities held for sale	$2,739

The results from discontinued operations, including the impairments and losses recorded in operating expenses, for the three and six months ended June 30, 2010 and 2009, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Revenues	$12,992	$13,726	$23,072	$23,905
Cost of sales	10,443	11,699	19,116	21,960
Gross profit	2,549	2,027	3,956	1,945
Operating expenses	23,723	2,847	26,176	5,710
Other expenses	2	4	3	5
Loss from discontinued operations	(21,176)	(824)	(22,223)	(3,770)
Benefit from income taxes from discontinued operations	6,820	275	7,237	1,353
Loss from discontinued operations, net of tax	$(14,356)	$(549)	$(14,986)	$(2,417)

In the second quarter of 2010, as a result of the entry into the agreement to sell assets of Simpson Dura-Vent, the Company recorded a pre-tax impairment charge of $21.4 million, which included professional fees of $0.7 million, in discontinued operations. The assets impaired consisted of goodwill in the amount of $4.4 million, intangible assets of $1.8 million, fixed assets of $10.7 million, and other current assets of $3.8 million. The Company retained its Vacaville, California, facilities, all Simpson Dura-Vent balances related to cash, inter-company balances, employee related liabilities and other long-term liabilities. Upon completing the sale of the assets, the Company will lease its facilities in Vacaville, California, to M&G for approximately $0.9 million per year for ten years.

12.           Subsequent Events

In July 2010, the Company’s Board of Directors declared a cash dividend of $0.10 per share, estimated to total $5.0 million, to be paid on October 28, 2010, to stockholders of record on October 7, 2010.

In July 2010, the Company sold its Brea, California, facilities for net proceeds of $14.7 million. See Note 4.

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

The following is a discussion and analysis of the consolidated financial condition and results of continuing operations for the Company for the three and six months ended June 30, 2010 and 2009. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

The Company operates under two reportable segments, the connector products segment and the venting products  segment. On June 30, 2010, the Company entered into an agreement to sell assets of its venting products segment (“Simpson Dura-Vent”) and therefore, it is no longer included in continuing operations. The Company decided to sell substantially all of the assets and liabilities of Simpson Dura-Vent in order to focus exclusively on the development of its connector business. Except as otherwise stated, this discussion and analysis pertains to the Company’s continuing operations. The connector segment represents substantially all of the Company’s continuing operations.

Results of Continuing Operations for the Three Months Ended June 30, 2010, Compared with the Three Months Ended June 30, 2009

Net sales from continuing operations increased 8.8% to $165.6 million in the second quarter of 2010 from $152.2 million in the second quarter of 2009. The increase in net sales from continuing operations resulted primarily from an increase in sales volume, although average prices decreased 4.5% as compared to the second quarter of 2009. The Company had income from continuing operations, net of tax, of $21.1 million for the second quarter of 2010 compared to income from continuing operations, net of tax, of $11.2 million for the second quarter of 2009. Diluted earnings from continuing operations, net of tax, per common share was $0.42 for the second quarter of 2010 compared to diluted earnings from continuing operations, net of tax, of $0.23 per common share for the second quarter of 2009.

In the second quarter of 2010, sales increased throughout most of North America and Europe. The growth in the United States was strongest in the midwestern and northeastern regions, while sales in both California and the western region declined slightly as compared to the second quarter of 2009. Sales in Asia, although relatively small, have increased as the Company has recently expanded its presence in the region. Sales to dealer distributors increased, while sales to contractor distributors were flat and sales to home centers decreased over the same period. Sales increased across most of the Company’s major product lines.

Income from operations increased 72.0% from $19.7 million in the second quarter of 2009 to $33.9 million in the second quarter of 2010. Gross margins increased from 38.9% in the second quarter of 2009 to 46.4% in the second quarter of 2010. The increase in gross margins was primarily due to lower manufacturing costs, including lower costs of material and labor, and increased absorption of fixed overhead, as a result of higher production volumes. Steel prices have decreased from their levels in early 2010, as demand has not returned to the steel markets as previously expected. The Company expects that steel prices may increase during the remainder of 2010 as steel producers reduce supply and their raw material costs are expected to increase. The Company’s inventories decreased 7.9% from $163.8 million at December 31, 2009, to $150.8 million at June 30, 2010, primarily due to the reclassification of Simpson Dura-Vent’s inventory as an asset held for sale, partly offset by purchases of raw materials.

Research and development and engineering expense increased 17.3% from $4.9 million in the second quarter of 2009 to $5.7 million in the second quarter of 2010, primarily due to increased personnel costs of $0.9 million. Selling expense increased 7.8% from $15.4 million in the second quarter of 2009 to $16.6 million in the second quarter of 2010, primarily as a result of increased personnel costs of $0.8 million and increased promotional costs of $0.4 million. General and administrative expense increased 7.8% from $19.0 million in the second quarter of 2009 to $20.5 million in the second quarter of 2010. The increase resulted primarily from increased cash profit sharing of

$3.0 million and various other items, partly offset by decreases in administrative personnel expenses of $1.1 million and intangible asset amortization expense of $0.8 million. The effective tax rate from continuing operations was 37.8% in the second quarter of 2010, as compared to 42.9% in the second quarter of 2009. The decrease in the effective tax rate as compared to the prior year is primarily due to reduced losses in countries where a valuation allowance is recorded. In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The income tax expense for the quarters ended June 30, 2010 and 2009, however, have been computed based on those quarters as discrete periods due to the uncertainty regarding the Company’s ability to reliably estimate pre-tax income for the remainder of each year. The Company cannot reliably estimate pre-tax income for the remainder of 2010 or for the full year, primarily due to the continued uncertainty in the construction markets in which the Company operates.

For its European operations, the Company recorded income from operations of $2.6 million in the second quarter of 2010 compared to a loss from operations of $1.4 million in the second quarter of 2009.

Results of Continuing Operations for the Six Months Ended June 30, 2010, Compared with the Six Months Ended June 30, 2009

In the first half of 2010, net sales from continuing operations increased 10.7% to $289.4 million as compared to net sales from continuing operations of $261.3 million in the first half of 2009. The increase in net sales resulted primarily from an increase in sales volume, although average prices decreased 5.2% as compared to the first half of 2009. The Company had income from continuing operations, net of tax, of $30.9 million for the first half of 2010 compared to income from continuing operations, net of tax, of $4.7 million for the first half of 2009. Diluted income from continuing operations, net of tax, per common share was $0.62 for the first half of 2010 compared to diluted income from continuing operations, net of tax, of $0.10 per common share for the first half of 2009.

In the first half of 2010, sales increased throughout most of North America and Europe. The growth in the United States was strongest in the midwestern and northeastern regions, while sales in California declined slightly as compared to the first half of 2009. Sales in Asia, although relatively small, have increased as the Company has recently expanded its presence in the region. Sales to dealer distributors increased, while sales to contractor distributors were flat and sales to home centers decreased over the same period. Sales increased across most of the Company’s major product lines.

Income from operations increased over 300% from $12.3 million in the first half of 2009 to $51.0 million in the first half of 2010. Gross margins increased from 34.4% in the first half of 2009 to 45.2% in the first half of 2010. The increase in gross margins was primarily due to lower manufacturing costs, including lower costs of material and labor, and increased absorption of fixed overhead.

Research and development and engineering expense increased 11.4% from $9.4 million in the first half of 2009 to $10.4 million in the first half of 2010, primarily due to increased personnel costs of $1.3 million partly offset by various other items. Selling expense increased 4.6% from $30.1 million in the first half of 2009 to $31.5 million in the first half of 2010, primarily as a result of increased personnel costs of $1.1 million and increased promotional costs of $0.3 million. General and administrative expense decreased 1.8% from $38.1 million in the first half of 2009 to $37.5 million in the first half of 2010. The decrease was primarily the result of lower bad debt expense of $1.9 million, administrative personnel costs of $1.3 million, intangible asset amortization expense of $0.7 million and various other items, partly offset by increased cash profit sharing of $3.8 million and various other items. The effective tax rate from continuing operations was 39.2% in the first half of 2010, as compared to 61.5% in the first half of 2009. The decrease in the effective tax rate as compared to the prior year is primarily due to reduced losses in countries where a valuation allowance is recorded. In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The income tax expense for the first half of 2010 and 2009, however, have been computed based on those periods as discrete periods due to the uncertainty regarding the Company’s ability to reliably estimate pre-tax income for the remainder of each year. The Company cannot reliably estimate pre-tax income for the remainder of 2010 or for the full year, primarily due to the continued uncertainty in the construction markets in which the Company operates.

For its European operations, the Company recorded income from operations of $0.8 million in the first half of 2010 compared to a loss from operations of $5.6 million in the first half of 2009.

Critical Accounting Policies and Estimates

The Company did not make any significant changes to its critical accounting policies and estimates during the three or six months ended June 30, 2010, from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. See Note 1, “Basis of Presentation — Recently Issued Accounting Standards,” to the Company’s Condensed Consolidated Financial Statements appearing elsewhere in this report regarding recently issued accounting standards.

Liquidity and Sources of Capital

As of June 30, 2010, working capital was $465.0 million as compared to $438.4 million at June 30, 2009, and $458.6 million at December 31, 2009. The increase in working capital from December 31, 2009, was primarily due to increases in assets held for sale of $32.6 million and net trade accounts receivable of $27.0 million, and a decrease in accrued profit sharing trust contributions of $3.5 million. The increase in assets held for sale was a result of the reclassification of the Simpson Dura-Vent assets to be sold. Net trade accounts receivable increased 34.9% from December 31, 2009, as a result of increased sales in the latter part of the second quarter of 2010 compared to the latter part of the fourth quarter of 2009, partly offset by the reclassification of Simpson Dura-Vent’s trade accounts receivable of $12.4 million to assets held for sale. These increases were partly offset by decreases in cash and cash equivalents of $30.6 million, inventories of $13.0 million and other current assets of $6.5 million, and an increase in accrued cash profit sharing and commissions of $6.8 million. Raw material inventories were flat as compared to December 31, 2009, and in-progress and finished goods inventories decreased 12.5% over the same period. The reclassification of Simpson Dura-Vent’s inventories to available for sale assets in the amount of $19.9 million was partly offset by increased inventories of Simpson Strong-Tie. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts, none of which was individually material. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $15.9 million and noncash expenses, primarily impairments of assets, depreciation, amortization and stock-based compensation charges totaling $34.6 million, resulted in net cash provided by operating activities of $5.6 million. As of June 30, 2010, the Company had unused credit facilities available of $204.3 million.

The Company used $23.3 million in its investing activities, primarily for the acquisition, in March 2010, of a manufacturing and distribution facility in San Bernadino, California, for $19.2 million. The Company plans to consolidate its operations from Brea, California, and its former leased warehouse in Ontario, California, into this facility in early 2011. The Company sold all of the real estate associated with its Brea properties in July 2010 for $14.7 million in cash and will record a gain on the sale of $5.2 million. In January 2010, the Company used $1.8 million to make a new loan and adjust an existing loan to related parties. These loans, to entities related to Keymark, bear interest at an annual rate of 5.5%, payable monthly, and the principal amounts will be due and payable in February 2013, or earlier if Keymark is sold. These loans are backed by real property deeds of trust. The Company estimates that its full-year capital spending will total $33 million in 2010.

The Company has classified its vacant facility in San Leandro, California, as an asset held for sale and is actively marketing the facility.

The Company’s financing activities used net cash of $8.9 million. The payments of cash dividends in the amount of $9.9 million were the primary use of cash. Cash was provided from the issuance of the Company’s common stock through the exercise of stock options totaling $1.0 million. In July 2010, the Company’s Board of Directors declared a cash dividend of $0.10 per share, estimated to total $5.0 million, to be paid on October 28, 2010, to stockholders of record on October 7, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country or currency where the Company has operations, the change in net income would not be material to the Company’s operations as a whole. The translation adjustment resulted in a decrease in accumulated other comprehensive income of $11.4 million and $18.0 million for the three and six months ended June 30, 2010, primarily due to the effect of the strengthening of the United States dollar in relation to the Canadian currency and most European currencies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2010, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of that date and that the Company’s disclosure controls and procedures at that date were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosures.

The Company’s management, including the CEO and the CFO, does not, however, expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the facts that there are resource constraints and that the benefits of controls must be considered relative to their costs. The inherent limitations in an internal control system include the realities that judgments can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of internal control is also based in part on assumptions about the likelihood of future events, and there can be only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential events and conditions. Over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2010, the Company made no changes to its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors

We are affected by risks specific to us, as well as risks that affect all businesses operating in global markets. Some of the significant factors that could materially adversely affect our business, financial condition and operating results appear in “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K (available at www.simpsonmfg.com/docs/10K-2009.pdf or www.sec.gov), but we have changed the risk factor titled “Contracts that we file as exhibits to our public reports contain recitals, representations and warranties that may not be factually correct,” to read as follows:

Contracts that we file as exhibits to our public reports contain recitals, representations and warranties that may not be factually correct.

The parties to any agreement or other instrument that we file as an exhibit to this or any other report did not necessarily intend that any recital, representation, warranty or other statement of purported fact in the instrument establishes or confirms any fact, even if it is worded as such.  The parties generally intended such statements to allocate contractual risk between the parties, and the statements often are subject to standards of materiality that differ from the standards applicable to our reports.  In addition, such statements may have been qualified by other materials that we have not filed with (or incorporated by reference into) this or any other report or document.  Such exhibits should be read in the context of our other disclosures in our reports.  We believe the text of each of our reports was complete and correct in all material respects when we filed it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2009, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from December 2008. The authorization will remain in effect through the end of 2010. The Company did not repurchase any of its common stock in the first six months of 2010.

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

10.4

Credit Agreement dated as of October 10, 2007, among Simpson Manufacturing Co., Inc. as Borrower, the Lenders party thereto, Wells Fargo Bank as Agent, and Simpson Dura-Vent Company, Inc., Simpson Strong Tie Company Inc., and Simpson Strong-Tie International, Inc. as Guarantors, is filed herewith.

10.5

Form of Indemnification Agreement between Simpson Manufacturing Co., Inc. and its directors and executive officers, as well as the officers of Simpson Strong-Tie Company Inc. and Simpson Dura-Vent Company, Inc., is incorporated by reference to Exhibit 10.2 of Simpson Manufacturing Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.6	Compensation of Named Executive Officers of Simpson Manufacturing Co., Inc. is incorporated by reference to Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated July 20, 2010.

10.7

Asset Purchase Agreement by and among Smokey Acquisition, Inc. and M&G Holding B.V. and Simpson Dura-Vent Company, Inc. and Simpson Manufacturing Co., Inc. dated June 30, 2010, including the exhibits thereto and the related letter agreement dated June 30, 2010, is filed herewith.

31.	Rule 13a-14(a)/15d-14(a) Certifications are filed herewith.

32.	Section 1350 Certifications are filed herewith.

99.1

Simpson Manufacturing Co., Inc. 1994 Employee Stock Bonus Plan, as amended through November 18, 2004, is incorporated by reference to Exhibit 99.1 of Simpson Manufacturing Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

101

Financial statements from the quarterly report on Form 10-Q of Simpson Manufacturing Co., Inc. for the quarter ended June 30, 2010, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 6, 2010	By	/s/Karen Colonias
Karen Colonias
Chief Financial Officer
(principal accounting and financial officer)