Form 10-Q
period 2010-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2010-11-05
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

The number of shares of the registrant’s common stock outstanding as of September 30, 2010: 49,428,070

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	September 30,		December 31,
	2010	2009	2009

ASSETS
Current assets
Cash and cash equivalents	$291,846	$220,139	$250,381
Trade accounts receivable, net	93,635	108,005	77,317
Inventories	150,713	178,237	163,754
Deferred income taxes	10,748	13,888	13,970
Assets held for sale	7,887	7,887	7,887
Other current assets	16,012	10,899	16,766
Total current assets	570,841	539,055	530,075

Property, plant and equipment, net	176,464	191,326	187,814
Goodwill	75,585	81,289	81,626
Intangible assets, net	23,068	31,885	28,852
Equity method investment	319	—	748
Other noncurrent assets	15,557	13,614	14,690
Total assets	$861,834	$857,169	$843,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$—	$29	$—
Trade accounts payable	23,663	29,638	28,462
Accrued liabilities	33,517	31,654	29,209
Income taxes payable	—	1,189	—
Accrued profit sharing trust contributions	4,277	5,436	7,018
Accrued cash profit sharing and commissions	8,536	5,620	2,427
Accrued workers’ compensation	4,009	4,276	4,352
Total current liabilities	74,002	77,842	71,468

Long-term liabilities	8,705	9,019	8,553
Total liabilities	82,707	86,861	80,021

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, at par value	494	493	493
Additional paid-in capital	148,191	144,199	146,036
Retained earnings	616,719	606,251	598,493
Accumulated other comprehensive income	13,723	19,365	18,762
Total stockholders’ equity	779,127	770,308	763,784
Total liabilities and stockholders’ equity	$861,834	$857,169	$843,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per-share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$146,447	$150,085	$435,881	$411,426
Cost of sales	80,750	92,724	239,370	264,059
Gross profit	65,697	57,361	196,511	147,367
Operating expenses:
Research and development and other engineering	5,715	4,632	16,156	14,004
Selling	15,946	14,200	47,429	44,302
General and administrative	20,001	18,188	57,457	56,315
Loss (gain) on sale of assets	(5,217)	164	(4,813)	233
	36,445	37,184	116,229	114,854
Income from operations	29,252	20,177	80,282	32,513
Loss in equity method investment, before tax	(153)	—	(429)	(214)
Interest income, net	110	39	148	108
Income from continuing operations before taxes	29,209	20,216	80,001	32,407

Provision for income taxes from continuing operations	10,801	8,012	30,704	15,512

Income from continuing operations, net of tax	18,408	12,204	49,297	16,895

Discontinued operations:
Income (loss) from discontinued operations	(1,196)	800	(23,419)	(2,970)
Benefit from (provision for) income taxes from discontinued operations	(30)	(246)	7,207	1,107
Income (loss) from discontinued operations, net of tax	(1,226)	554	(16,212)	(1,863)
Net income	$17,182	$12,758	$33,085	$15,032

Earnings (loss) per common share:
Basic
Continuing operations	$0.37	$0.25	$1.00	$0.34
Discontinued operations	(0.02)	0.01	(0.33)	(0.04)
Net income	0.35	0.26	0.67	0.31
Diluted
Continuing operations	$0.37	$0.25	$0.99	$0.34
Discontinued operations	(0.02)	0.01	(0.33)	(0.04)
Net income	0.35	0.26	0.67	0.31
Number of shares outstanding
Basic	49,427	49,195	49,411	49,066
Diluted	49,527	49,355	49,548	49,185
Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the nine months ended September 30, 2009 and 2010 and three months ended December 31, 2009

(In thousands except per-share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance, January 1, 2009	48,971	$490	$136,867	$605,950	$5,719	$749,026
Comprehensive income:
Net income	—	—	—	15,032	—	15,032
Other comprehensive income:
Translation adjustment, net of tax of ($33)	—	—	—	—	13,646	13,646
Comprehensive income						28,678
Stock options exercised	321	3	6,351	—	—	6,354
Stock compensation	—	—	1,176	—	—	1,176
Tax benefit of options exercised	—	—	(495)	—	—	(495)
Cash dividends declared on common stock, $0.30 per share	—	—	—	(14,731)	—	(14,731)
Common stock issued at $27.76 per share for stock bonus	10	—	300	—	—	300
Balance, September 30, 2009	49,302	493	144,199	606,251	19,365	770,308
Comprehensive income:
Net loss	—	—	—	(2,815)	—	(2,815)
Other comprehensive loss:
Translation adjustment, net of tax of ($4)	—	—	—	—	(603)	(603)
Comprehensive loss						(3,418)
Stock options exercised	75	—	1,273	—	—	1,273
Stock compensation	—	—	514	—	—	514
Tax benefit of options exercised	—	—	50	—	—	50
Cash dividends declared on common stock, $0.10 per share	—	—	—	(4,943)	—	(4,943)
Balance, December 31, 2009	49,377	493	146,036	598,493	18,762	763,784
Comprehensive income:
Net income	—	—	—	33,085	—	33,085
Other comprehensive income:
Translation adjustment, net of tax of $(14)	—	—	—	—	(5,039)	(5,039)
Comprehensive income						28,046
Stock options exercised	39	1	977	—	—	978
Stock compensation	—	—	995	—	—	995
Tax benefit of options exercised	—	—	(118)	—	—	(118)
Cash dividends declared on common stock, $0.30 per share	—	—	—	(14,859)	—	(14,859)
Common stock issued at $26.42 per share for stock bonus	12	—	301	—	—	301
Balance, September 30, 2010	49,428	$494	$148,191	$616,719	$13,723	$779,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months
	Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$33,085	$15,032
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of assets	(4,813)	236
Loss on sale of discontinued operations	657	—
Depreciation and amortization	17,746	22,093
Impairment loss on discontinued operations	16,916	—
Deferred income taxes	4,811	(1,597)
Noncash compensation related to stock plans	1,278	1,554
Loss in equity method investment	429	214
Excess tax benefit of options exercised	(10)	(283)
Provision for (recovery of) doubtful accounts	(5)	456
Provision for excess and obsolete inventory	5,872	788
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(28,433)	(27,552)
Inventories	(12,248)	77,883
Trade accounts payable	(3,680)	6,182
Income taxes payable	995	2,929
Accrued profit sharing trust contributions	(2,741)	(4,178)
Accrued cash profit sharing and commissions	6,147	3,279
Other current assets	(204)	(4,628)
Accrued liabilities	4,702	(4,345)
Long-term liabilities	(80)	2,529
Accrued workers’ compensation	(343)	(11)
Other noncurrent assets	(226)	(1,844)
Net cash provided by operating activities	39,855	88,737
Cash flows from investing activities
Capital expenditures	(25,131)	(12,452)
Proceeds from sale of capital assets	14,837	930
Proceeds from sale of discontinued operations	27,706	—
Asset acquisitions, net of cash acquired	—	(23,670)
Loans made to related parties	(1,798)	—
Loans repaid by related parties	50	—
Net cash provided by (used in) investing activities	15,664	(35,192)
Cash flows from financing activities
Line of credit borrowings	—	1,527
Repayment of line of credit borrowings	—	(1,527)
Issuance of common stock	978	6,354
Excess tax benefit of options exercised	10	283
Dividends paid	(14,821)	(14,702)
Net cash used in financing activities	(13,833)	(8,065)

Effect of exchange rate changes on cash	(221)	3,909

Net increase in cash and cash equivalents	41,465	49,389
Cash and cash equivalents at beginning of period	250,381	170,750
Cash and cash equivalents at end of period	$291,846	$220,139

Noncash activity during the period
Noncash capital expenditures	$165	$—
Dividends declared but not paid	$4,942	$4,919
Issuance of Company’s common stock for compensation	$301	$300

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and incentives, whether actual or estimated, based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectibility is reasonably assured and pricing is fixed or determinable. The Company’s general shipping terms are F.O.B. shipping point, where title is transferred and revenue is recognized when the products are shipped to customers. When the Company sells F.O.B. destination point, title is transferred and the Company recognizes revenue on delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing after-market repair and maintenance, engineering activities, software license sales and service and lease income, though significantly less than 1% of net sales and not material to the consolidated financial statements, are recognized as the services are completed or the software products and services are delivered. If actual costs of sales returns, incentives and discounts were to significantly exceed the recorded estimated allowance, the Company’s sales would be adversely affected.

Segment and Discontinued Operations Information

The Company had operated under two reportable segments, the connector products segment and the venting products segment. As set forth in Note 11 “Discontinued Operations,” on August 31, 2010, the Company sold substantially all of the assets and liabilities of its venting segment. Accordingly, the Company has classified the results of the venting products segment, including impairments and losses of goodwill and other assets, as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. Except as otherwise stated below and except with respect to items reflected on the Company’s Condensed Consolidated Balance Sheets set forth above, discussion in these notes pertains to the Company’s continuing operations. The Company is currently evaluating its organizational structure and the future presentation of segment information.

Net Earnings(Loss) Per Common Share

Basic earnings (loss) per common share is computed based on the weighted average number of common shares outstanding. Potentially dilutive securities, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Three Months Ended		Nine Months Ended
(in thousands, except)	September 30,		September 30,
per-share amounts)	2010	2009	2010	2009

Earnings from continuing operations, net of tax	$18,408	$12,204	$49,297	$16,895

Earnings (loss) from discontinued operations, net of tax	(1,226)	554	(16,212)	(1,863)

Net income available to common stockholders	$17,182	$12,758	$33,085	$15,032

Basic weighted average shares outstanding	49,427	49,195	49,411	49,066

Dilutive effect of potential common stock equivalents — stock options	100	160	137	119

Diluted weighted average shares outstanding	49,527	49,355	49,548	49,185

Net earnings (loss) per share — basic:
Continuing operations	$0.37	$0.25	$1.00	$0.34
Discontinued operations	(0.02)	0.01	(0.33)	(0.04)
Net income	0.35	0.26	0.67	0.31

Net earnings (loss) per share — diluted:
Continuing operations	$0.37	$0.25	$0.99	$0.34
Discontinued operations	(0.02)	0.01	(0.33)	(0.04)
Net income	0.35	0.26	0.67	0.31

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	1,062	931	925	1,029

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share.

Accounting for Stock-Based Compensation

The Company maintains two stock option plans under which it may grant incentive stock options and non-qualified stock options, although the Company has granted only non-qualified stock options under these plans. The Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”) is principally for the Company’s employees, and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”) is for its independent directors. The Company generally grants options under each of the 1994 Plan and the 1995 Plan once each year. The exercise price per share of each option granted in February 2010 and February 2009 under the 1994 Plan equaled the closing market price per share of the Company’s common stock as reported by the New York Stock Exchange on the day preceding the day that the Compensation and Leadership Development Committee of the Company’s Board of Directors met to approve the grant of the options. The exercise price per share under each option granted under the 1995 Plan is at the fair market value on the date specified in the 1995 Plan. Options vest and expire according to terms established at the grant date. There were no options granted under the 1995 Plan in 2010 or 2009.

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

The following table represents the Company’s stock option activity, including both continuing and discontinued operations, for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Stock option expense recognized in operating expenses	$432	$386	$1,017	$1,231

Tax benefit of stock option expense in provision for income taxes	148	131	318	413

Stock option expense, net of tax	$284	$255	$699	$818

Fair value of shares vested	$434	$385	$995	$1,176

Proceeds to the Company from the exercise of stock options	$23	$5,228	$978	$6,354

Tax benefit from exercise of stock options, including shortfall tax benefits	$(35)	$(251)	$(118)	$(495)

	At September 30,
	2010	2009
Stock option cost capitalized in inventory	$23	$46

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

Fair Value of Financial Instruments

As of September 30, 2010, the Company’s investments consisted of only United States Treasury securities and money market funds aggregating $174.2 million, which are maintained in cash equivalents and are carried at cost, approximating fair value, based on Level 1 inputs. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities, as defined in the “Fair Value Measurements and Disclosures” topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”).

Income Taxes

In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The income tax expense for the first three quarters of both 2010 and 2009, however, has been computed based on those quarters as discrete periods due to the uncertainty regarding the Company’s ability to reliably estimate pre-tax income for the remainder of those years, primarily as a result of the continued uncertainty in the construction markets in which the Company operates.

The following table presents the Company’s effective tax rates and income tax expense for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
(in thousands, except)	September 30,		September 30,
percentage amounts)	2010	2009	2010	2009

Effective tax rate	37.0%	39.6%	38.4%	47.9%

Income tax expense	$10,801	$8,012	$30,704	$15,512

Recently Issued Accounting Standards

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

2.             Trade Accounts Receivable, Net

Trade accounts receivable consist of the following:

	At September 30,		At December 31,
(in thousands)	2010	2009	2009

Trade accounts receivable	$97,059	$114,942	$83,892
Allowance for doubtful accounts	(1,637)	(4,759)	(4,667)
Allowance for sales discounts and returns	(1,787)	(2,178)	(1,908)
	$93,635	$108,005	$77,317

3.             Inventories

Inventories consist of the following:

	At September 30,		At December 31,
(in thousands)	2010	2009	2009

Raw materials	$61,566	$61,387	$61,408
In-process products	18,860	22,546	21,113
Finished products	70,287	94,304	81,233
	$150,713	$178,237	$163,754

4.             Property, Plant and Equipment, Net

Property, plant and equipment, net, consist of the following:

	At September 30,		At December 31,
(in thousands)	2010	2009	2009

Land	$26,589	$23,709	$23,729
Buildings and site improvements	144,861	141,233	148,381
Leasehold improvements	3,551	3,859	3,893
Machinery and equipment	184,694	227,204	226,436
	359,695	396,005	402,439
Less accumulated depreciation and amortization	(186,996)	(211,944)	(216,157)
	172,699	184,061	186,282
Capital projects in progress	3,765	7,265	1,532
	$176,464	$191,326	$187,814

The Company’s vacant facility in San Leandro, California, remained classified as an asset held for sale as of September 30, 2010, consistent with the classification at December 31, 2009. In March 2010, the Company acquired a facility in San Bernadino, California, for $19.2 million in cash. The Company plans to consolidate its operations from Brea, California, and its former leased warehouse in Ontario, California, into this facility in early 2011. The Company sold all of the real estate associated with its Brea properties in July 2010 for $14.7 million in cash and recorded a gain on the sale of $5.2 million.

5.             Investments

Equity Method Investment

At September 30, 2010, the Company had a 40.6% equity interest in Keymark Enterprises, LLC (“Keymark”), for which the Company accounts using the equity method. Keymark develops software that assists in designing and engineering residential structures. The Company’s relationship with Keymark includes the specification of the Company’s products in the Keymark software. The Company has no obligation to make any additional capital contributions to Keymark. Keymark’s other owner has defaulted on its loan and pledge agreement, entered into with the Company in October 2008, for the payment of the remaining balance of $0.7 million that was due in October 2010. The Company is currently negotiating an extension of the payment due date.

6.             Goodwill and Intangible Assets, Net

Goodwill was as follows:

	At September 30,		At December 31,
(in thousands)	2010	2009	2009

Connector products	$75,585	$76,854	$77,191
Venting products (discontinued operations)	—	4,435	4,435
Total	$75,585	$81,289	$81,626

Intangible assets, net, were as follows:

At September 30, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Connector products	$37,205	$(14,137)	$23,068

	At September 30, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Connector products	$45,352	$(15,715)	$29,637
Venting products (discontinued operations)	3,291	(1,043)	2,248
Total	$48,643	$(16,758)	$31,885

	At December 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Connector products	$37,987	$(11,182)	$26,805
Venting products (discontinued operations)	3,291	(1,244)	2,047
Total	$41,278	$(12,426)	$28,852

Intangible assets consist primarily of customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense, for continuing and discontinued operations, for intangible assets during the three months ended September 30, 2010 and 2009, totaled $1.0 million and $1.6 million, respectively, and during the nine months ended September 30, 2010 and 2009, totaled $3.5 million and $4.9 million, respectively.

At September 30, 2010, estimated future amortization of intangible assets was as follows:

(in thousands)

Final three months of 2010	$1,040
2011	4,117
2012	3,641
2013	3,074
2014	2,858
2015	2,122
Thereafter	6,216
$23,068

The changes in the carrying amount of goodwill and intangible assets (including goodwill and intangible assets of the discontinued operations) from December 31, 2009, to September 30, 2010, were as follows:

		Intangible
(in thousands)	Goodwill	Assets

Balance at December 31, 2009	$81,626	$28,852
Amortization	—	(3,521)
Impairment	(4,435)	(1,643)
Foreign exchange	(1,606)	(620)
Balance at September 30, 2010	$75,585	$23,068

7.             Debt

The Company has revolving lines of credit with different banks in the United States and Europe. The Company’s primary credit facility, a revolving line of credit with $200.0 million in available credit, charges interest at LIBOR plus 0.27% (at September 30, 2010, LIBOR plus 0.27% was 0.53%), expires in October 2012, and has commitment fees payable at the annual rate of 0.08% on the unused portion of the facility. Other revolving credit lines, with combined available credit of $4.7 million at September 30, 2010, charge interest ranging from 1.2% to 3.5% and have various maturity dates. The debt outstanding at September 30, 2009, was $29 thousand. There were no outstanding balances at September 30, 2010, or December 31, 2009.

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

Black-Scholes option pricing model assumptions for options granted under the 1994 Plan in 2010 and 2009 are as follows:

Number		Risk-					Weighted
of Options		Free					Average
Granted	Grant	Interest	Dividend	Expected			Fair
(in thousands)	Date	Rate	Yield	Life	Volatility	Exercise Price	Value

148	02/02/10	2.93%	1.62%	6.5 years	36.0%	$24.75	$8.46
24	02/23/09	2.08%	2.48%	6.5 years	30.9%	$16.10	$4.06
29	02/04/09	2.17%	1.88%	6.5 years	30.9%	$21.25	$5.86

No options were granted under the 1995 Plan in 2010 or 2009.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2010:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value *
Non-Qualified Stock Options	(in thousands)	Price	Life (in years)	(in thousands)

Outstanding at January 1, 2010	1,792	$31.31
Granted	148	24.75
Exercised	(39)	24.93
Forfeited	(20)	35.23
Outstanding at September 30, 2010	1,881	$30.88	1.8	$841
Outstanding and expected to vest at September 30, 2010	1,873	$30.92	1.8	$819
Exercisable at September 30, 2010	1,679	$31.63	1.4	$461

*  The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $25.78 as reported by the New York Stock Exchange on September 30, 2010.

The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009, was $0.3 million and $2.3 million, respectively.

A summary of the status of unvested options as of September 30, 2010, and changes during the nine months ended September 30, 2010, are presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Options	(in thousands)	Fair Value
Unvested at January 1, 2010	140	$8.57
Granted	148	8.46
Vested	(86)	9.89
Unvested at September 30, 2010	202	$7.92

As of September 30, 2010, $12.3 million of total unrecognized compensation cost was related to unvested share-based compensation arrangements under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 4.2 years. Options granted under the 1995 Plan are fully vested and are expensed on the date of grant.

10.           Segment Information

The following table illustrates certain measurements used by management to assess the performance as of or for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Net Sales
Connector products	$146,367	$150,085	$435,801	$411,426
Administrative and all other	80	—	80	—
Total	$146,447	$150,085	$435,881	$411,426

Income (Loss) from Operations
Connector products	$27,726	$20,783	$77,312	$34,363
Administrative and all other	1,526	(606)	2,970	(1,850)
Total	$29,252	$20,177	$80,282	$32,513

			At
	At September 30,		December 31,
(in thousands)	2010	2009	2009
Total Assets
Connector products	$703,507	$660,220	$650,796
Venting products (discontinued operations)	—	72,742	71,587
Administrative and all other	158,327	124,207	121,422
Total	$861,834	$857,169	$843,805

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $230.4 million, $170.6 million, and $205.1 million, as of September 30, 2010 and 2009, and December 31, 2009, respectively. Real estate assets previously allocated to the venting products segment have been allocated to the “Administrative and all other” as of August 31, 2010. See Note 11.

11.           Discontinued Operations

On August 31, 2010, the Company sold substantially all of the assets and liabilities of Simpson Dura-Vent Company, Inc. (“Simpson Dura-Vent”) pursuant to an agreement dated June 30, 2010, with M&G Holding B.V. (“M&G”) and M&G Dura-Vent, Inc. The Company decided to sell the assets of Simpson Dura-Vent in order to focus exclusively on the development of its profitable connector products business. Simpson Dura-Vent represented the Company’s entire venting operating segment. The sale price, which is subject to post-closing adjustments, was $28.3 million, of which $27.7 million was received on closing. The Company recorded a loss on sale of $0.7 million.

The results from discontinued operations, including the impairment charges described below, for the three and nine months ended September 30, 2010 and 2009, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Revenues	$10,300	$17,115	$33,372	$41,020
Cost of sales	8,957	13,574	28,073	35,534
Gross profit	1,343	3,541	5,299	5,486
Operating expenses	1,857	2,702	6,683	8,411
Impairment charge	—	—	21,350	—
Loss on sale	657	—	657	—
Other expenses	25	39	28	45
Income (loss) from discontinued operations	(1,196)	800	(23,419)	(2,970)
Benefit from (provision for) income taxes from discontinued operations	(30)	(246)	7,207	1,107
Income (loss) from discontinued operations, net of tax	$(1,226)	$554	$(16,212)	$(1,863)

The Company sold the following Simpson Dura-Vent net assets and liabilities, valued at their book value:

(in thousands)
Accounts receivable	$11,925
Inventory	18,164
Other current assets	30
Accounts payable	(436)
Other accrued liabilities	(680)
Total net assets sold	$29,003

The Company recorded a loss of $0.7 million on the sale of the Simpson Dura-Vent net assets and liabilities which is calculated as follows:

(in thousands)
Proceeds received	$27,746
Cash paid to purchaser	(40)
Remaining payment to be received	640
Total estimated proceeds	28,346
Carrying value of net assets sold	(29,003)
Loss on sale	$(657)

In the second quarter of 2010, as a result of the entry into the agreement to sell assets of Simpson Dura-Vent, the Company recorded a pre-tax impairment charge of $21.4 million, which included professional fees of $0.7 million, in discontinued operations. The assets impaired consisted of goodwill in the amount of $4.4 million, intangible assets of $1.6 million, fixed assets of $10.7 million, other current assets of $3.8 million and other non-current assets of $0.2 million. The Company retained its real estate in Vacaville, California, all Simpson Dura-Vent balances related to cash, employee related liabilities and other long-term liabilities. On completion of the sale of the assets, the Company leased its facilities in Vacaville, California, to M&G for approximately $0.9 million per year for ten years.

12.           Subsequent Events

In October 2010, the Company’s Board of Directors declared a cash dividend of $0.10 per share, estimated to total $5.0 million, to be paid on January 27, 2011, to stockholders of record on January 6, 2011.

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

The following is a discussion and analysis of the consolidated financial condition and results of continuing operations for the Company for the three and nine months ended September 30, 2010 and 2009. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

The Company operated under two reportable segments, the connector products segment and the venting products segment. On June 30, 2010, the Company entered into a definitive agreement to sell substantially all of the assets of its venting products segment (“Simpson Dura-Vent”) and, therefore, it is no longer included in continuing operations. The sale was completed on August 31, 2010. The Company decided to sell substantially all of the assets and liabilities of Simpson Dura-Vent in order to focus exclusively on the development of its profitable connector business. Except as otherwise stated, this discussion and analysis pertains to the Company’s continuing operations. The connector segment represents substantially all of the Company’s continuing operations.

Results of Continuing Operations for the Three Months Ended September 30, 2010, Compared with the Three Months Ended September 30, 2009

Net sales from continuing operations decreased 2.4% to $146.4 million in the third quarter of 2010 from $150.1 million in the third quarter of 2009. The decrease in net sales from continuing operations resulted primarily from a decrease in sales volume, although average prices increased 2.5% as compared to the third quarter of 2009. The Company had income from continuing operations, net of tax, of $18.4 million for the third quarter of 2010 compared to income from continuing operations, net of tax, of $12.2 million for the third quarter of 2009. Diluted earnings from continuing operations, net of tax, per common share was $0.37 for the third quarter of 2010 compared to diluted earnings from continuing operations, net of tax, of $0.25 per common share for the third quarter of 2009.

In the third quarter of 2010, sales were mixed throughout North America and increased in Europe. Sales decreased in the United States with above average decreases in the western and southeastern regions and California as compared to the third quarter of 2009, partly offset by growth in the midwestern and northeastern regions. Sales in Canada increased as compared to the third quarter of 2009. Sales in Asia, although relatively small, increased as the Company has recently expanded its presence in the region. Sales to contractor distributors, dealer distributors and home centers decreased, while sales to lumber dealers increased over the same period. Sales decreased across most of the Company’s major product lines, although sales of anchor products increased.

Income from operations increased 45.0% from $20.2 million in the third quarter of 2009 to $29.3 million in the third quarter of 2010. Gross margins increased from 38.2% in the third quarter of 2009 to 44.9% in the third quarter of 2010. The increase in gross margins was primarily due to lower manufacturing costs, including lower costs of material, labor and overhead. Steel prices have decreased from their levels in early 2010, as demand has not returned to the steel markets and import competition has increased. The Company expects steel prices may begin to increase in late 2010 or in 2011. The Company’s inventories decreased 8.0% from $163.8 million at December 31, 2009, to $150.7 million at September 30, 2010, primarily due to the sale of Simpson Dura-Vent’s inventory, partly offset by purchases of raw materials.

Research and development and engineering expense increased 23.4% from $4.6 million in the third quarter of 2009 to $5.7 million in the third quarter of 2010, primarily due to increased cash profit sharing of $0.7 million and personnel costs of $0.5 million. Selling expense increased 12.3% from $14.2 million in the third quarter of 2009 to $15.9 million in the third quarter of 2010, primarily as a result of increases in cash profit sharing and commissions of $0.9 million, personnel costs of $0.6 million and professional services of $0.4 million, partly offset by various other items. General and administrative expense increased 10.0% from $18.2 million in the third quarter of 2009 to $20.0 million in the third quarter of 2010. The increase resulted primarily from increases in cash profit sharing of $1.4 million, professional fees of $0.6 million and bad debt expense of $0.6 million, partly offset by decreases in intangible asset amortization expense of $0.4 million and various other items. In the third quarter of 2010, the Company recorded gains on sales of assets of $5.2 million, primarily from its real estate in Brea, California, as compared to losses on sales of assets of $0.2 million in the third quarter of 2009.

The effective tax rate from continuing operations was 37.0% in the third quarter of 2010, as compared to 39.6% in the third quarter of 2009. The decrease in the effective tax rate as compared to the prior year is primarily due to improved operations in countries where valuation allowances are recorded against tax losses. In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The income tax expense for the quarters ended September 30, 2010 and 2009, however, has been computed based on those quarters as discrete periods due to the uncertainty regarding the Company’s ability to reliably estimate pre-tax income for the remainder of each year. The Company cannot reliably estimate pre-tax income for the remainder of 2010 or for the full year, primarily due to the continued uncertainty in the construction markets in which the Company operates.

For its European operations, the Company recorded income from operations of $3.5 million in the third quarter of 2010 compared to income from operations of $0.5 million in the third quarter of 2009.

Results of Continuing Operations for the Nine Months Ended September 30, 2010, Compared with the Nine Months Ended September 30, 2009

In the first nine months of 2010, net sales from continuing operations increased 5.9% to $435.9 million as compared to net sales from continuing operations of $411.4 million in the first nine months of 2009. The increase in net sales resulted primarily from an increase in sales volume, although average prices decreased 2.4% as compared to the first nine months of 2009. The Company had income from continuing operations, net of tax, of $49.3 million for the first nine months of 2010 compared to income from continuing operations, net of tax, of $16.9 million for the first nine months of 2009. Diluted income from continuing operations, net of tax, per common share was $0.99 for the first nine months of 2010 compared to diluted income from continuing operations, net of tax, of $0.34 per common share for the first nine months of 2009.

In the first nine months of 2010, sales increased throughout most of North America and Europe. The growth in the United States was strongest in the midwestern and northeastern regions, while sales in California and the western region declined slightly as compared to the first nine months of 2009. Sales in Canada increased significantly. Sales in Asia, although relatively small, have increased as the Company has recently expanded its presence in the region. Sales to dealer distributors and lumber dealers increased, while sales to contractor distributors and home centers decreased over the same period. Sales increased across most of the Company’s major product lines.

Income from operations increased over 140% from $32.5 million in the first nine months of 2009 to $80.3 million in the first nine months of 2010. Gross margins increased from 35.8% in the first nine months of 2009 to 45.1% in the first nine months of 2010. The increase in gross margins was primarily due to lower manufacturing costs, including lower costs of material, labor and overhead, and increased absorption of fixed overhead, as a result of higher production volumes.

Research and development and engineering expense increased 15.4% from $14.0 million in the first nine months of 2009 to $16.2 million in the first nine months of 2010, primarily due to increases in cash profit sharing of $1.3 million and personnel costs of $1.1 million, partly offset by various other items. Selling expense increased 7.1% from $44.3 million in the first nine months of 2009 to $47.4 million in the first nine months of 2010, primarily as a result of increases in cash profit sharing and commissions of $2.8 million and professional services of $0.5 million, partly offset by various other items. General and administrative expense increased 2.0% from $56.3 million in the first nine months of 2009 to $57.5 million in the first nine months of 2010. The increase was primarily the result of increases in cash profit sharing of $5.1 million and computer and information technology costs of $1.2 million, partly offset by decreases in bad debt expense of $1.3 million, administrative personnel costs of $1.2 million, intangible asset amortization expense of $1.1 million and various other items.

The effective tax rate from continuing operations was 38.4% in the first nine months of 2010, as compared to 47.9% in the first nine months of 2009. The decrease in the effective tax rate as compared to the prior year is primarily due to improved operations in countries where valuation allowances are recorded against tax losses. In general, the Company is required to use an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in an interim period. The income tax expense for the first nine months of 2010 and 2009, however, has been computed based on those periods as discrete periods due to the uncertainty regarding the Company’s ability to reliably estimate pre-tax income for the remainder of each year. The Company cannot reliably estimate pre-tax income for the remainder of 2010 or for the full year, primarily due to the continued uncertainty in the construction markets in which the Company operates.

For its European operations, the Company recorded income from operations of $4.2 million in the first nine months of 2010 compared to a loss from operations of $5.1 million in the first nine months of 2009.

Critical Accounting Policies and Estimates

The Company did not make any significant changes to its critical accounting policies and estimates during the three or nine months ended September 30, 2010, from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

Liquidity and Sources of Capital

As of September 30, 2010, working capital was $496.8 million as compared to $461.2 million at September 30, 2009, and $458.6 million at December 31, 2009. The increase in working capital from December 31, 2009, was primarily due to increases in cash and cash equivalents of $41.5 million, net trade accounts receivable of $16.3 million, and a decrease in trade accounts payable of $4.8 million. The increase in cash and cash equivalents was primarily due to the cash proceeds from the sales of the Simpson Dura-Vent assets and the Brea, California, real estate. Net trade accounts receivable increased 21.1% from December 31, 2009, as a result of increased sales in the latter part of the third quarter of 2010 compared to the latter part of the fourth quarter of 2009, partly offset by the sale of Simpson Dura-Vent’s trade accounts receivable. These increases in working capital were partly offset by a decrease in inventories of $13.0 million, and increases in accrued cash profit sharing and commissions of $6.1 million and other accrued liabilities of $4.3 million. Raw material inventories were flat as compared to December 31, 2009, and in-progress and finished goods inventories decreased 12.9% over the same period. The sale of Simpson Dura-Vent’s inventories was partly offset by increased inventories of Simpson Strong-Tie. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts, none of which was individually material. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $33.1 million and noncash expenses, primarily impairments of assets, loss on sale of the venting assets, depreciation, amortization and stock-based compensation charges totaling $36.6 million, resulted in net cash provided by operating activities of $39.9 million. As of September 30, 2010, the Company had unused credit facilities available of $204.7 million.

The Company was provided net cash of $15.7 million by its investing activities, primarily from the sale of its discontinued venting operations for $27.7 million in August, 2010, and the sale of real estate and equipment for $14.8 million, partly offset by the acquisition, in March 2010, of a manufacturing and distribution facility in San Bernadino, California, for $19.2 million. The Company plans to consolidate its operations from Brea, California, and its former leased warehouse in Ontario, California, into this facility in early 2011. The Company sold all of the real estate associated with its Brea properties in July 2010, for $14.7 million in cash and recorded a gain on the sale of $5.2 million. In January 2010, the Company used $1.8 million to make a new loan and adjust an existing loan to related parties. These loans, to entities related to Keymark, bear interest at an annual rate of 5.5%, payable monthly, and the principal amounts will be due and payable in February 2013, or earlier if Keymark is sold. These loans are backed by real property deeds of trust. The Company estimates that its full-year capital spending will total between $33 million and $39 million in 2010.

The Company’s vacant facility in San Leandro, California, remained classified as an asset held for sale as of September 30, 2010, consistent with the classification at December 31, 2009.

The Company’s financing activities used net cash of $13.8 million. The payments of cash dividends in the amount of $14.8 million were the primary use of cash. Cash was provided from the issuance of the Company’s common stock through the exercise of stock options totaling $1.0 million. In October 2010, the Company’s Board of Directors declared a cash dividend of $0.10 per share, estimated to total $5.0 million, to be paid on January 27, 2011, to stockholders of record on January 6, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country or currency where the Company has operations, the change in net income would not be material to the Company’s operations as a whole. The translation adjustment resulted in an increase in accumulated other comprehensive income of $13.0 million for the three months ended September 30, 2010, primarily due to the effect of the weakening of the United States dollar in relation to the Canadian and European currencies, and a decrease in accumulated other comprehensive income of $5.0 million for the nine months ended September 30, 2010, primarily due to the effect of the strengthening of the United States dollar in relation to most European currencies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2010, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of that date and that the Company’s disclosure controls and procedures at that date were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2010, the Company made no changes to its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2009, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from December 2008. The authorization will remain in effect through the end of 2010. The Company did not repurchase any of its common stock in the first nine months of 2010.

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

10.4             Credit Agreement dated as of October 10, 2007, among Simpson Manufacturing Co., Inc. as Borrower, the Lenders party thereto, Wells Fargo Bank as Agent, and Simpson Dura-Vent Company, Inc., Simpson Strong Tie Company Inc., and Simpson Strong-Tie International, Inc. as Guarantors, is incorporated by reference to Exhibit 10.4 of Simpson Manufacturing Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

10.7               Asset Purchase Agreement by and among M&G Dura-Vent, Inc. (formerly named Smokey Acquisition, Inc.) and M&G Holding B.V. and Simpson Dura-Vent Company, Inc. and Simpson Manufacturing Co., Inc. dated June 30, 2010, including the exhibits thereto and the related letter agreement dated June 30, 2010, is incorporated by reference to Exhibit 10.7 of Simpson Manufacturing Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

101                  Financial statements from the quarterly report on Form 10-Q of Simpson Manufacturing Co., Inc. for the quarter ended September 30, 2010, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 5, 2010	By	/s/Karen Colonias
Karen Colonias
Chief Financial Officer
(principal accounting and financial officer)