Form 10-K
period 2010-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2011-02-28
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of June 30, 2010, there were outstanding 49,426,053 shares of the registrant’s common stock, par value $0.01, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2010) was approximately $970,120,010. As of February 14, 2011, 50,108,673 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 26, 2011, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.

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

PART I

Item 1. Business.

Background

Simpson Manufacturing Co., Inc., a Delaware corporation, (the “Company”), through its subsidiary, Simpson Strong-Tie Company Inc. (“Simpson Strong-Tie” or “SST”), designs, engineers and is a leading manufacturer of wood-to-wood, wood-to-concrete and wood-to-masonry connectors, fasteners and fastening systems, and pre-fabricated shearwalls. SST Anchor Systems offers a full line of adhesives, mechanical anchors, carbide drill bits and powder actuated tools for concrete, masonry and steel. SST offers screw fastening systems and collated screws for various construction applications through the Quik Drive product line and a line of stainless steel fasteners. SST markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself (“DIY”) markets. The Company believes that SST benefits from strong brand name recognition among architects and engineers who frequently specify in building plans the use of Simpson Strong-Tie products. SST has continuously manufactured structural connectors since 1956.

On August 31, 2010, the Company sold substantially all of the assets and liabilities of Simpson Dura-Vent Company, Inc. (“Simpson Dura-Vent”) pursuant to an agreement dated June 30, 2010, with M&G Holding B.V. and M&G Dura-Vent, Inc. (“M&G”). The Company decided to sell the assets of Simpson Dura-Vent in order to focus exclusively on the development of its profitable connector products business. Simpson Dura-Vent represented the Company’s entire venting product line. The Company retained its real estate in Vacaville, California, which it now leases to M&G, and all Simpson Dura-Vent balances related to cash, employee-related liabilities and specified long-term liabilities.

As a result of the sale of Simpson Dura-Vent, the Company has reorganized into three operating segments consisting of the North American, European and Asia/Pacific segments. The North American segment includes operations primarily in the United States and Canada. The European segment includes operations primarily in France, the United Kingdom, Germany and Denmark. The Asia/Pacific segment includes operations primarily in China, Hong Kong, Australia and the Middle East. These segments are similar in several ways, including the products manufactured and distributed, the types of materials used, the production processes, the distribution channels and the product applications. See Note 14 to the Company’s Consolidated Financial Statements for information regarding the assets and performance of each of the Company’s operating segments. See “Item 1A — Risk Factors.”

Connectors produced by Simpson Strong-Tie typically are steel devices that are used to strengthen, support and connect joints in residential and commercial construction and DIY projects. SST’s connector products enhance the safety and durability of the structures in which they are installed and can save time and labor costs. SST’s connector products contribute to structural integrity and resistance to seismic, wind and other forces. Applications range from commercial and residential building, to deck construction, to DIY projects. SST produces and markets over 12,000 standard and custom products.

SST emphasizes continuous new product development and often obtains patent protection for its new products. SST’s products are marketed in all 50 states of the United States and in Europe, Canada, Asia, Australia, New Zealand, Mexico and several countries in Central and South America, Africa and the Middle East. SST’s products are distributed to home centers, through wholesale distributors, to contractors, to dealers and to original equipment manufacturers (“OEMs”).

SST has developed and uses automated manufacturing processes. Its innovative manufacturing systems and techniques have allowed it to control manufacturing costs, while developing both new products and products that meet customized requirements and specifications. SST’s development of specialized manufacturing processes has also permitted increased operating flexibility and enhanced product design innovation. The Company has 18 manufacturing locations in the United States, Canada, France, Denmark, Ireland, Germany, China and England. In 2009, SST opened a new manufacturing facility in Zhangjiagang, China, and moved its production of mechanical anchors to the new facility from its facility in Brampton, Ontario.

Industry and Market Trends

Based on trade periodicals, participation in trade and professional associations and communications with governmental and quasi-governmental organizations and with customers and suppliers, Simpson Strong-Tie believes that a variety of events and trends have resulted in significant developments in the markets that SST serves. SST’s products are designed to respond to increasing demand resulting from these trends. Some of these events and trends are discussed below.

In the United States, connector usage developed faster in the West than elsewhere due to the low cost and abundance of timber and to local construction practices. Increasingly, the market has been influenced both by growing awareness that the devastation caused by seismic, wind and other disasters can be reduced through improved building codes and construction practices and by environmental concerns that contribute to the increasing cost and reduced availability of wood. Most SST products are listed by recognized building standards agencies as complying with model building codes and are specified by architects and engineers for use in projects they are designing or supervising. The engineered wood products industry continues to develop in response to concerns about the availability of wood, and the Company believes that SST is the leading supplier of connectors for use with engineered wood products. SST operates manufacturing or warehouse facilities in California, Texas, Ohio, Florida, Connecticut, Illinois, Washington, Tennessee, Minnesota, North Carolina, Maryland, Massachusetts, British Columbia, Ontario, England, France, Denmark, Germany, Australia, Scotland, Poland, Ireland, Czech Republic, Hong Kong, Dubai and China.

Natural disasters throughout the world have focused attention on safety concerns relating to the structural integrity of homes and other buildings. The 2010 earthquakes off the coast of Chile and in Haiti, the 1995 earthquake in Kobe, Japan, the 1994 earthquake in Northridge, California, the 1989 Loma Prieta earthquake in Northern California, Hurricanes Hugo in 1989 and Andrew in 1992 and a series of hurricanes in 2004 and 2005, including Katrina, in the southeastern United States, and other less cataclysmic natural disasters, damaged and destroyed innumerable homes and other buildings, resulting in heightened consciousness of the fragility of some of those structures.

In recent years, architects, engineers, model code agencies, contractors, building inspectors and legislators have continued efforts to improve structural integrity and safety of homes and other buildings in the face of disasters of various types, including seismic events and storms. Based on ongoing participation in trade and professional associations and communications with governmental and quasi-governmental regulatory agencies, SST believes that building codes are being more uniformly applied and their enforcement is becoming more rigorous.

Recently, there has been consolidation among several of SST’s customer groups. The industry has experienced increased complexity in some home design, and builders are more aggressively trying to reduce their costs. SST has responded to these trends by marketing its products as systems, in addition to individual parts. In some cases, SST uses sophisticated design and specification software to facilitate systems marketing.

The requirements of the Endangered Species Act, the Federal Lands Policy Management Act and the National Forest Management Act have reduced the amount of timber available for harvest from public lands. Over the past several years, this and other factors have led to the increased use of engineered wood products. Engineered wood products, which substitute for strong, clear-grained lumber historically obtained from logging older, large-diameter trees, have been developed to conserve lumber. Engineered wood products frequently require specialized connectors and fasteners. Sales of SST’s engineered wood connector and fastener products have contributed significant revenues over the past several years.

SST continues to develop its distribution through home centers throughout the United States, although SST’s sales to home centers declined in 2008, 2009 and 2010. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SST’s principal markets are in the building construction industry. That industry is subject to significant volatility due to real estate market cycles, fluctuations in interest rates, the availability, or lack thereof, of credit to builders, developers and consumers, inflation rates, weather, and other factors and trends. The world-wide recession and the decline in residential construction that began in 2007 have reduced the demand for SST’s products. See “Item 1A — Risk Factors.”

Business Strategy

Simpson Strong-Tie designs, manufactures and sells products that are of high quality and performance, easy to use and cost-effective for customers. SST provides rapid delivery of its products and prompt engineering and sales support. Based on its communications with customers, engineers, architects, contractors and other industry participants, SST believes that its products have strong brand-name recognition, and SST seeks to continue to develop the value of its brand names through a variety of customer-driven strategies. Information provided by customers has led to the development of many of SST’s products, and SST expects that customer needs will continue to shape its product development, marketing and services.

Specification in architects’ and engineers’ plans and drawings influences which products will be used for particular purposes and therefore is key to the use of SST’s products in construction projects. SST encourages architects and engineers to specify the installation of SST’s products in projects they design and supervise, and encourages construction contractors to accept SST’s products. SST maintains frequent contacts with architects, engineers and contractors, as well as private organizations that provide information to building code officials, both to inform them regarding the quality, proper installation, capabilities and value of SST’s products and to update them about product modifications and new products that may be useful or necessary. SST sponsors seminars to inform architects, engineers, contractors and building officials on appropriate use and proper installation of its products. Additionally, SST maintains relationships with home builders to promote the use of its products.

SST seeks to expand its product and distribution coverage through several channels:

Distributors. SST regularly evaluates its distribution coverage and service levels provided by its distributors and from time to time modifies its distribution strategy and implements changes to address weaknesses and opportunities. SST has various programs to evaluate distributor product mix and conducts promotions to encourage distributors to add SST products that complement the mix of product offerings in their markets.

Through its efforts to increase specifications by architects and engineers, and through increasing the number of products sold to particular contractors, SST seeks to increase sales to channels that serve building contractors. SST continuously seeks to expand the number of contractors served by each distributor through such sales efforts as demonstrations of product cost-effectiveness and information programs.

Home Centers. SST intends to increase penetration of the DIY markets by solicitation of home centers and with increased product offerings. SST’s sales force maintains on-going contact with home centers to work with them in a broad range of areas including inventory levels, retail display maintenance, and product knowledge training. To satisfy specialized requirements of the home center market, SST has developed extensive bar coding and merchandising aids and has devoted a portion of its research efforts to the development of DIY products.

Dealers. In some markets, SST sells its products directly to lumber dealers.

OEM Relationships. SST works closely with manufacturers of engineered wood products and OEMs in developing and expanding the application and sales of its engineered wood connector and fastener products. SST has relationships with several of the largest manufacturers of engineered wood products.

While SST is expanding its established facilities outside of California to increase its presence and sales in these markets, sales of some products may relate primarily to certain regions. For example, sales of SST’s line of shearwalls are concentrated mostly in the western region of the United States, because their use is primarily intended to resist the effects of seismic forces. Since 1993 SST —

•                  has established operations in the United Kingdom,

•                  opened manufacturing, warehouse and distribution facilities in western Canada, and the Midwest, Northeast, and eastern seaboard regions of the United States,

•                  purchased anchor products manufacturers in Illinois, eastern Canada, France and Ireland and connector product manufacturers in France, Denmark, Germany and Canada,

•                  acquired the assets of a leading manufacturer and distributor of screw fastening systems and collated screws with manufacturing and distribution operations in Tennessee and distribution in Canada, Europe, Australia and New Zealand, and acquired a German manufacturer with manufacturing in Germany, Czech Republic and China,

•                  acquired a manufacturer and distributor of stainless steel fasteners with manufacturing in Maryland and distribution in Maryland, Florida and Massachusetts,

•                  built a manufacturing facility in China and opened sales offices in Hong Kong, Beijing, Shanghai and Dubai for distribution in Asia and the Middle East, and

•                  acquired the business of a software company which licenses deck design and estimation software.

SST’s European investments have established a presence in the European Community through companies with existing customer bases and through servicing United States-based customers operating in Europe. SST also distributes connector, anchor and epoxy products in Mexico, Australia, New Zealand, Asia and the Middle East. SST intends to continue to pursue and expand operations both inside and outside of the United States (see Note 14 to the Company’s Consolidated Financial Statements).

An SST goal is to manufacture and warehouse its products in geographic proximity to its markets to provide availability and rapid delivery of products to customers and prompt response to customer requests for specially designed products and services. With respect to the DIY and dealer markets, SST’s strategy is to keep the customer’s retail stores continuously stocked with adequate supplies of the full line of SST’s products that those stores carry. SST manages its inventory to help assure continuous product availability. Most customer orders are filled within a few days. High levels of manufacturing automation and flexibility allow SST to maintain its quality standards while continuing to provide prompt delivery.

The Company’s long-term strategy is to develop, acquire or invest in product lines or businesses that have the potential to increase the Company’s earnings per share over time and that—

•                  complement SST’s existing product lines,

•                  can be marketed through SST’s existing distribution channels,

•                  might benefit from use of SST’s brand names and expertise,

•                  are responsive to needs of SST’s customers,

•                  expand SST’s markets geographically and

•                  reduce SST’s dependence on the United States residential construction market.

Products

Simpson Strong-Tie is a recognized brand name in the markets it serves. SST manufactures and markets products that strengthen the three types of connections typically found in residential and commercial construction: wood-to-wood, wood-to-concrete and wood-to-masonry. Many of SST’s connector products are installed in a continuous load path from the foundation to the roof system to tie the structure together. SST also markets specialty screws and nails for proper installation of certain of its connector products. These products have seismic, high-wind, retrofit and remodeling applications for both new construction and DIY markets. Through its Anchor Systems product line, SST offers a full line of adhesives, mechanical anchors, carbide drill bits and powder-actuated pins and tools for numerous anchoring applications in concrete, masonry and steel in both standard and metric sizes. SST also offers screw fastening systems and collated screws for various construction applications through the Quik Drive product line and a line of stainless steel fasteners.

Most of SST’s products are listed by recognized model building code agencies. To achieve such listings, SST conducts extensive product testing, which is witnessed and certified by independent testing laboratories. The tests also provide the basis for publication of load ratings for SST structural connectors, and this information is used by architects, engineers, contractors and homeowners. The information is useful across the range of applications of SST’s products, from the deck constructed by a homeowner to a multi-story structure designed by an architect or engineer.

SST also manufactures connector products specifically designed for use with engineered wood products, such as wood I-joists. With increased timber costs and reduced availability of trees suitable for making traditional solid sawn lumber, construction with engineered wood products has increased substantially in the last several years. Sales of SST’s engineered wood connector and fastener products have contributed significant revenues over the past several years.

Metal connectors, anchors and fasteners will corrode and lose load-carrying capacity when installed in corrosive environments or exposed to corrosive materials. There are many environments and materials that may cause corrosion, including salt air, fire retardants, preservative-treated wood, dissimilar metals, fumes and fertilizers. The variables present in a single building environment make it impossible to predict accurately if, or when, significant corrosion will begin or reach a critical level. This relative uncertainty makes it crucial that the specifiers be knowledgeable of the potential risks and select a product coating or metal that is suitable for the intended use. Changes in the preservative-treated wood industry have created additional concerns. Effective December 31, 2003, the preservative-treated wood industry voluntarily transitioned from Chromated Copper Arsenate (“CCA-C”) used in residential applications to alternative treatments. Testing has shown that certain alternative replacement treatments are generally more corrosive than CCA-C. SST publishes technical bulletins on subjects such as this and others that affect the installation and use of its products. SST makes its technical bulletins available on its website at www.strongtie.com.

New Product Development

SST commits substantial resources to new product development. The majority of SST’s products have been developed through its internal research and development program. SST’s research and development expense for the three years ended December 31, 2010, 2009 and 2008, was $6,535,000, $5,884,000 and $6,148,000, respectively. SST is the only known United States manufacturer with the capability to test multi-story wall systems, thus enabling testing rather than calculations alone to prove system performance. SST engineering, sales, product management, and marketing teams work together with architects, engineers, building inspectors, code officials and customers in the new product development process.

SST’s product research and development is based largely on needs that customers communicate to the Company. SST’s strategy is to develop new products on a proprietary basis, to patent them when appropriate and to seek trade secret protection for others. SST typically develops 10 to 20 new products each year. For example, in 2010, SST introduced several new fastener products, the Strong Drive® Structural Wood Screw for multi-ply Engineered Wood and Truss applications, a collated self drilling screw for fastening hardwood or exotic deck boards, an auto-feed screw driving system for hex-head screws with washers to fastener metal roofing or siding, and several other fasteners in bulk and collated forms for wood and composite decks, metal-to-metal fastening and general construction applications. SST also developed new connector products in 2010 for truss applications, concrete anchorage and bolt installation, stainless steel products for highly corrosive environments, connectors for Cold-Formed Steel applications and general construction and DIY products. SST also redesigned several existing products to increase load capacity, ease installations or reduce installed cost. Within the North American markets, Simpson Anchor Systems introduced its gas-fired concrete nailing system, as well as its newly designed and code listed Strong Bolt II product line.

While continuing to service the new single-family residential housing market, SST has increased development efforts for products used in multi-family residential markets and some light commercial and industrial markets, including Cold-Formed Steel construction. Distribution channels have been receptive to these new products.

Sales and Marketing

Simpson Strong-Tie’s sales and marketing programs are implemented through its branch system. SST currently maintains branches in Northern and Southern California, Texas, Ohio, Canada, England, France, Germany, Denmark and China. Each branch is served by its own sales force, as well as manufacturing, warehouse and office facilities. Each branch is responsible for a broad geographic area. Each is responsible for setting and executing sales and marketing strategies that are consistent with the markets that the branch serves and the goals of SST. The North American branches closely integrate their manufacturing activities to enhance product availability. Branch sales forces in North America are supported by marketing managers in the home office in Pleasanton, California. The home office also coordinates issues affecting customers that operate in multiple regions. The sales force maintains close working relationships with customers, develops new business, calls on architects, engineers and building officials and participates in a range of educational seminars.

SST sells its products through an extensive distribution system comprising dealer distributors supplying thousands of retail locations nationwide, contractor distributors, home centers, lumber dealers, manufacturers of engineered wood products, and specialized contractors such as roof framers. In recent years, home centers have been one of SST’s important distribution channels, and SST’s sales to The Home Depot exceeded 10% of the Company’s consolidated net sales in 2008, 2009 and 2010 (see “Item 1A — Risk Factors,” “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 14 to the Company’s Consolidated Financial Statements). SST’s DIY and dealer products are used to build projects such as decks, patio covers and garage organization systems.

SST dedicates substantial resources to customer service. SST produces numerous publications and point-of-sale marketing aids to serve specifiers, distributors, retailers and users for the various markets that it serves. These publications include general catalogs, as well as various specific catalogs, such as those for its Anchor System products. The catalogs and publications describe the products and provide load and installation information. SST also maintains several linked websites centered on www.strongtie.com, which include catalogs, product and technical information, code reports and other general information related to SST’s product lines and promotional programs.

SST’s engineers not only design and test products, but also provide engineering support for customers. This support might range from the discussion of a load value in a catalog to testing the suitability of an existing product in a unique application. SST’s sales force communicates with customers in each of its marketing channels, through its publications, seminars and frequent sales calls.

Based on its communications with customers, SST believes that its products are important to its customers’ businesses, and it is SST’s policy to ship products within a few days of receiving the order, with many of the orders shipped the same day as the order is received. Many of SST’s customers serve contractors that require rapid delivery of needed products. Home centers and dealers also require superior service because of fluctuating demand and to serve the needs of a broad base of customers. To satisfy these requirements, SST maintains appropriate inventory levels, has redundant manufacturing capability and some multiple dies to produce the same parts. SST also maintains information systems that provide sales and inventory control and forecasting capabilities throughout its network of factories and warehouses. SST also has special programs for contractors intended to ensure the prompt manufacture and delivery of custom products.

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

Manufacturing Process

Simpson Strong-Tie designs and manufactures most of its standard products. SST has concentrated on making its manufacturing processes as efficient as possible without compromising the quality or flexibility necessary to serve the needs of its customers. SST has developed and uses automated manufacturing processes. SST’s innovative manufacturing systems and techniques have allowed it to control manufacturing costs, even while developing both new products and products that meet customized requirements and specifications. SST’s development of specialized manufacturing processes also has permitted increased operating flexibility and enhanced product design innovation. As part of ongoing continuous improvement processes in its factories, SST’s major North American manufacturing facilities initiated lean manufacturing practices to improve efficiency and customer service. SST sources some products from third party vendors, both domestically and internationally.

SST is committed to helping people build safer structures economically through the design, engineering and manufacturing of structural connectors, pre-fabricated shearwalls, anchors, fasteners and related products. With the support and involvement of management, SST has developed a quality system that manages defined procedures to ensure consistent product quality and also meets the requirements of International Code Council (ICC) product evaluation reports. SST is recognized in its industry as a manufacturer of high quality products. Since 1996, SST’s quality system has been registered under ISO 9001, an internationally recognized set of quality-assurance standards. The Company believes that ISO registration is a valuable tool for maintaining its high quality standards. As SST establishes new business locations through expansion or acquisitions, projects are established to integrate SST’s quality systems and achieve ISO 9001 registration. In addition, SST has six testing laboratories accredited to ISO standard 17025, an internationally accepted standard that provides requirements for the competence of testing and calibration laboratories.

Most of SST’s products are produced with a high level of automation, using progressive dies run in automatic presses making parts from coiled sheet steel at rates that often exceed 100 strokes per minute. SST estimates that it produces over 500 million product pieces per year. Most of SST’s products (SKUs) are bar coded with UPC numbers for easy identification, and nearly all of the products sold to home centers are labeled with bar codes. SST has significant press capacity and has multiple dies for some of its high volume products because of the need to produce these products close to the customer and to provide back-up capacity. The balance of production is accomplished through a combination of manual, blanking and numerically controlled (NC) processes that include robotic welders, lasers and turret punches. This capability allows SST to produce products with little redesign or set-up time, facilitating rapid turnaround for customers. New tooling is also highly automated. Dies are designed and produced using computer aided design (CAD) and computer aided machining (CAM) systems. CAD/CAM capability enables SST to create multiple dies quickly and design them to high standards. SST is constantly reviewing its product line to reduce manufacturing costs, increase automation, and take advantage of new types of materials.

SST also manufactures chemical anchoring products at its facilities in Addison, Illinois, and in Cardet, France. The chemicals are mixed in batches and are then loaded in two-part dispensers. These dispensers mix the product on the job site because set-up times are usually very short. In addition, SST purchases a number of products, primarily fasteners, powder actuated pins and tools and accessories and certain of its mechanical anchoring products, from various sources around the world. These purchased products undergo inspections on a sample basis for conformance with ordered specifications and tolerances before being distributed.

Regulation

Simpson Strong-Tie’s product lines are subject to federal, state, county, municipal and other governmental and quasi-governmental regulations that affect product design, development, testing, applications, marketing, sales, installation and use. Most SST products are recognized by building code and standards agencies. Agencies that recognize SST products include the International Code Council Evaluation Service (ICC-ES), the International Association of Plumbing and Mechanical Officials (IAPMO), the City of Los Angeles, the State of Florida, and  California’s Division of the State Architect. These and other agencies adopt various testing and design standards and incorporate them into their related building codes. With the adoption of the International Residential Code and the International Building Code, these standards are being applied more uniformly, and these Codes are recognized throughout most of the United States. SST considers code recognition to be a significant marketing tool and devotes considerable effort to obtaining and maintaining appropriate approvals for its products. SST believes that architects, engineers, contractors and other customers are more likely to purchase structural products that have the appropriate code acceptance than competitive products that lack code acceptance. SST actively participates in industry related professional associations to keep abreast of regulatory changes and to provide information to regulatory agencies.

Competition

Simpson Strong-Tie faces a variety of competition in all of the markets in which it participates. This competition ranges from subsidiaries of large national or international corporations to small regional manufacturers. While price is an important factor, SST competes on the basis of quality, breadth of product line, technical support, availability of inventory, service (including custom design and manufacturing), field support and product innovation. As a result of differences in structural design and building practices and codes, SST’s markets tend to differ by region. Within these regions, SST competes with companies of varying size, several of which also distribute their products nationally or internationally.

Raw Materials

The principal raw material used by Simpson Strong-Tie is steel, including stainless steel. SST generally orders steel to specific American Society of Testing and Materials (“ASTM”) standards. SST also uses materials such as epoxies and acrylics in the manufacture of its chemical anchoring products. SST purchases raw materials from a variety of commercial sources. SST’s practice is to seek cost savings and enhanced quality by purchasing from a limited number of suppliers.

The steel industry is highly cyclical and prices for SST’s raw materials are influenced by numerous factors beyond SST’s control, including general economic conditions, competition, labor costs, foreign exchange rates, import duties, raw material shortages and trade restrictions. The steel market continues to be dynamic, with a high degree of uncertainty about future pricing trends. Steel prices increased from their levels in mid-2010, as steel mills have been raising prices as demand returns to global steel markets. SST expects steel prices to remain at current levels or to increase throughout 2011. Numerous factors may cause steel prices to increase in the future. In addition to increases in steel prices, mills have added surcharges for zinc, energy and freight in response to increases in their costs. These and other factors could adversely affect SST’s cost and access to steel in 2011. If steel prices increase and SST is not able to maintain its prices or increase them sufficiently, SST’s margins could deteriorate. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company historically has not attempted to hedge against changes in prices of steel or other raw materials.

Patents and Proprietary Rights

Simpson Strong-Tie has United States and foreign patents, the majority of which cover products that SST currently manufactures and markets. These patents, and applications for new patents, cover various design aspects of SST’s products, as well as processes used in their manufacture. SST continues to develop new potentially patentable products, product enhancements and product designs. Although SST does not intend to apply for additional foreign patents covering existing products, SST has developed an international patent program to protect new products that it may develop. In addition to seeking patent protection, SST relies on unpatented proprietary technology to maintain its competitive position. See “Item 1A — Risk Factors.”

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

In April 2008, the Company’s subsidiary, Simpson Strong-Tie Ireland Limited, purchased certain assets of Liebig International Ltd., an Irish company, Heinrich Liebig Stahldübelwerke GmbH, Liebig GmbH & Co. KG and Liebig International Verwaltungsgesellschaft GmbH, all German companies, Liebig Bolts Limited, an English company, and Liebig International Inc., a Virginia corporation (collectively “Liebig”). Liebig manufactures mechanical anchor products in Ireland and distributes them primarily throughout Europe through warehouses located in Germany and the United Kingdom. Liebig expands the Company’s anchor product offerings primarily outside of North America. The purchase price was $19.2 million in cash, including due diligence and transaction costs. The Company recorded goodwill of $7.6 million and intangible assets subject to amortization of $2.7 million as a result of the acquisition. Tangible assets, including real estate, machinery and equipment, inventory and trade accounts receivable, accounted for the balance of the purchase price.

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

In January 2009, Simpson Strong-Tie acquired the business of RO Design Corp, a Florida corporation doing business as DeckTools, which licenses deck design and estimation software. The purchase agreement provided for payments totaling $4.0 million in cash, including $2.5 million payable after closing and treated as compensation expense when paid to the principal officer of RO Design Corp, as an SST employee. As a result of the acquisition, the Company recorded goodwill of $0.4 million and intangible assets subject to amortization of $1.1 million.

In April 2009, the Company’s subsidiary, Simpson Strong-Tie Europe EURL, purchased the equity of Agence Internationale Commerciale et Industrielle, S.A.S. (“Aginco”). Aginco manufactures a line of high-quality builder products and distributes them in France. The purchase price was $22.2 million in cash. The Company has recorded goodwill in connection with the transaction of $10.5 million and intangible assets subject to amortization of $6.0 million. Net tangible assets, including machinery and equipment, inventory, and trade accounts receivable, accounted for the balance of the purchase price.

In November 2010, the Company’s subsidiary, Socom S.A.S., purchased certain assets of CGMI, formerly called Socom S.A. The purchase price was $5.2 million in cash. Socom formulates and manufactures a line of chemical anchors in France. As a result of the acquisition, the Company recorded goodwill of $1.1 million and intangible assets of $1.6 million. Net tangible assets, including machinery and equipment and inventory accounted for the balance of the purchase price.

Seasonality and Cyclicality

Simpson Strong-Tie’s sales are seasonal and cyclical. Operating results vary from quarter to quarter and with economic cycles. SST’s sales are also dependent, to a large degree, on the North American residential home construction industry. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Employees and Labor Relations

As of December 31, 2010, the Company had 1,851 full-time employees, of whom 877 were hourly employees and 974 were salaried employees. The Company believes that its overall compensation and benefits for the most part meet industry averages and that its relations with its employees are good.

A significant number of the employees at two of SST’s facilities are represented by labor unions and are covered by collective bargaining agreements. SST’s facility in Brea, California, has two of SST’s collective bargaining agreements, one with SST’s tool and die craftsmen and maintenance workers, and the other with its sheetmetal workers. These two contracts expire February 2012 and June 2012, respectively. Simpson Strong-Tie’s facility in Stockton, California, is also a union facility with two collective bargaining agreements, which cover its tool and die craftsmen and maintenance workers, and its sheetmetal workers. These two contracts will expire June 2011 and September 2011, respectively. See “Item 1A — Risk Factors.”

Available Information

The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company makes available, free of charge, on its website at www.simpsonmfg.com, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement, company governance guidelines and code of ethics and the charters of the Audit Committee, Compensation and Leadership Development Committee, and Governance and Nominating Committee of its Board of Directors. Printed copies of any of these materials will be provided free of charge on request.

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

We have substantial sales to a few large customers. Loss of all or part of our sales to a large customer would have a material adverse effect on our revenues and profits. Our largest customer accounted for 11% and 12% of net sales for the years ended December 31, 2010 and 2009, respectively. See Note 14 to the Company’s Consolidated Financial Statements. This customer may endeavor to replace, in some or all markets, our products with lower-priced products supplied by others or may otherwise reduce its purchases of our products. We also might reduce our dependence on our largest customer by reducing or terminating sales to one or more of the customer’s subsidiaries. Any reduction in, or termination of, our sales to this customer would at least temporarily, and possibly longer, cause a material reduction in our net sales, income from operations and net income. A reduction in or elimination of our sales to our largest customer, or another of our larger customers, would increase our relative dependence on our remaining large customers.

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

We depend on certain key management and technical personnel, including, among others, Thomas J Fitzmyers, Michael J. Herbert, Phillip “Terry” Kingsfather, Barclay Simpson, Karen Colonias and Jeffrey E. Mackenzie. The loss of one or more key employees could materially and adversely affect us.

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

Barclay Simpson, the Chairman of our Board of Directors, controls approximately 17% of the outstanding shares of our common stock. Mr. Simpson and Thomas J Fitzmyers, our President and Chief Executive Officer (even though he owns less than 1% of the outstanding shares of our common stock), have significant influence with respect to the election of our directors and over some fundamental changes affecting us, such as a merger or sale of assets or amendment of our Certificate of Incorporation or Bylaws.

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

Our issuance of substantial amounts of our common stock could adversely affect the prevailing market price for our common stock. All of the outstanding shares of our common stock are freely tradable without restriction under the Securities Act of 1933, other than 8.7 million shares held (as of February 14, 2011) by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933. Options to purchase 1.1 million shares of our common stock were outstanding as of December 31, 2010, including options to purchase 0.9 million shares that were exercisable. If a substantial number of shares were sold in the public market pursuant to Rule 144 or on exercise of options, the trading price of our common stock in the public market could be adversely affected.

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

If we decide to change significantly the location, nature or extent of a portion of our manufacturing operations, we may need to record an impairment of our goodwill. Our goodwill totaled $70.1 million at December 31, 2010. Recording an impairment of our goodwill correspondingly reduces our net income. In 2007, for example, we decided to move part of our Canadian manufacturing operations to China in 2008 or 2009, and as a result, we recorded a goodwill impairment of $10.7 million, which materially reduced our net income in 2007. Other changes or events in the future could further impair our recorded goodwill, which could also materially and adversely affect our profitability.

Impairment charges on goodwill or other intangible assets would adversely affect our financial position and results of operations.

We are required to perform impairment tests on our goodwill and other intangible assets annually or at any time when events occur that could affect the value of such assets. To determine whether a goodwill impairment has occurred, we compare fair value of each of our reporting units with its carrying value. Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, adverse actions by regulatory authorities, unanticipated competition, loss of key customers or changes in technology or markets, can require a charge for impairment that can materially and adversely affect our reported net income and our stockholders’ equity. For example, in 2010, our annual impairment test resulted in goodwill impairment charge of $6.3 million associated with assets acquired in Germany and Ireland in 2008 as part of our European Anchor reporting unit. This reporting unit’s carrying value exceeded its fair value, primarily due to reduced future expected net cash flows. If current adverse conditions in the home-building industry, the financial markets or the economy generally should continue longer than we expect, we may need to take further charges for impairment, which we are not now able to estimate, but which may be substantial.

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

We maintain manufacturing capability in various parts of the world, in part to allow us to serve our customers with prompt delivery of needed products. Such customer service is a significant factor in our efforts to compete with larger companies that have greater resources than we have. We have expanded, substantially, our manufacturing in China. Much of the output of our manufacturing in China is and will be intended for export to other parts of Asia and elsewhere. Because of the unusually great distances between our manufacturing facilities in China and the markets to which the products made there will be shipped, we may have difficulty providing adequate service to our customers, which may put us at a competitive disadvantage. Our attempts to provide prompt delivery may necessitate that in China we produce and keep on hand substantially more inventory of finished products than would otherwise be needed. Inventory fluctuations can materially and adversely affect our margins, cash flow and profits.

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

Scientific reports indicate that, as a result of human activity:

•                  temperatures around the world have been increasing and are likely to continue to increase as a result of increasing atmospheric concentrations of carbon dioxide and other carbon compounds,

•                  the frequency and severity of storms and flooding are likely to increase,

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns its home office in Pleasanton, California, and its principal United States manufacturing facilities in Stockton and San Bernardino County, California, McKinney, Texas, and Columbus, Ohio. The principal manufacturing facilities located outside the United States, the majority of which are owned, are in Canada, the United Kingdom, France, Denmark and China. The Company also owns and leases smaller manufacturing facilities, warehouses, research and development facilities and sales offices throughout the United States, Europe, Australia, Asia and the Middle East. As of February 28, 2011, the Company’s owned and leased facilities were as follows:

	Number
	Of	Approximate Square Footage
	Properties	Owned	Leased	Total
		(in thousands of square feet)
North America	27	2,274	765	3,039
Europe	15	471	196	667
Asia/Pacific	8	175	30	205
Administrative and all other	3	368	—	368
Total	53	3,288	991	4,279

The Company’s properties are constructed primarily of steel, brick or concrete and, in management’s opinion, are maintained in good operating condition. The Company’s manufacturing facilities are equipped with specialized equipment and use extensive automation. The Company considers its existing and planned facilities to be suitable and adequate for its operations as currently conducted and as planned through 2011. The Company’s leased facilities typically have renewal options and have expiration dates through 2022. The Company believes it will be able to extend leases on its various facilities as necessary, as they expire. The manufacturing facilities currently are being operated with one full shift. The Company anticipates that it may require additional facilities to accommodate possible future growth.

The Company retained its real estate in Vacaville, California, and on completion of the sale of the Simpson Dura-Vent assets to M&G, the Company leased its facilities in Vacaville, California, to M&G for approximately $0.9 million per year for ten years. These properties are classified as “Administrative and all other.”

The Company has classified its facilities in San Leandro, California, Visalia, California, and a facility in France associated with the Aginco acquisition as an assets held for sale. The facility in Visalia was sold in January 2011 and no significant gain or loss was realized.

In March 2010, the Company acquired a facility in San Bernardino County, California, for $19.2 million in cash. The Company plans to consolidate its operations from Brea, California, and its former leased warehouse in Ontario, California, into this facility in the second quarter of 2011. The Company sold all of the real estate associated with its Brea properties in July 2010 for $14.7 million in cash and recorded a gain on the sale of $5.2 million.

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

On October 28, 2009, a patent infringement lawsuit, entitled Ei-Land Corporation v. Simpson Strong-Tie Company Inc., Simpson Manufacturing Co., Inc., et at., was filed against the Company in the United States District Court, for the Eastern District of Texas, Marshall Division, 2:09-cv-00337-TJW. In this action, Plaintiff alleges that the Company’s Steel Strong Wall® product infringes several claims of a patent owned by Plaintiff. Plaintiff seeks monetary damages in the form of a reasonable royalty based on the Company’s manufacture and sale of the allegedly infringing product. Plaintiff does not manufacture the invention disclosed by the patent-in-suit. The lawsuit is currently pending in the Eastern District of Texas, although the Company has filed a Petition for Writ of Mandamus with the Court of Appeals for the Federal Circuit requesting transfer of the case to the Northern District of California. The Federal Circuit has not yet rendered a decision on the Company’s writ petition. The Company denies the allegations of the Plaintiff’s complaint and has counterclaimed on the ground that the patent-in-suit is invalid. If the case remains pending in the Eastern District of Texas, trial is set to begin on April 2, 2012.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SSD.” The following table shows the range of high and low closing sale prices per share of the common stock as reported by the NYSE and dividends paid per share of common stock for the calendar quarters indicated:

	Market Price		Dividends
Quarter	High	Low	Paid

2010
Fourth	$31.25	$25.39	$0.10
Third	26.17	22.04	0.10
Second	34.25	24.55	0.10
First	28.60	22.28	0.10
2009
Fourth	$27.31	$23.39	$0.10
Third	29.60	20.10	0.10
Second	24.08	17.98	0.10
First	27.65	13.80	0.10

The Company estimates that as of February 8, 2011, approximately 13,000 persons beneficially owned shares of the Company’s common stock either directly or through nominees.

In February 2011, the Company’s Board of Directors declared a dividend of $0.125 per share to be paid on April 28, 2011, to stockholders of record on April 7, 2011. The Company began declaring quarterly dividends of $0.05 per common share in January 2004. Future dividends, if any, will be determined by the Company’s Board of Directors, based on the Company’s earnings, cash flows, financial condition and other factors deemed relevant by the Board of Directors.

In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2011. This replaces the $50.0 million repurchase authorization from December 2009. The Company did not repurchase any shares in 2010, 2009 or 2008.

The following table sets forth certain information as of December 31, 2010, concerning (a) all equity compensation plans of the Company previously approved by the stockholders and (b) all equity compensation plans of the Company not previously approved by the stockholders.

				(c)
				Number of
	(a)			securities remaining
	Number of securities		(b)	available for future
	to be issued		Weighted-average	issuance under equity
	on exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding securities
Plan Category	warrants & rights		warrants & rights	reflected in column (a))

Equity compensation plans approved by stockholders	1,124,216	(1)	$34.19	7,256,434	(2)

Equity compensation plans not approved by stockholders	0		N/A	72,000	(3)

Total	1,124,216		$34.19	7,328,434

(1)          Excludes an additional 1,362,000 shares subject to options granted under the Company’s 1994 Stock Option Plan on February 3, 2011, and 30,000 shares subject to options granted under the Company’s 1995 Stock Option Plan on February 15, 2015.

(2)          Includes 1,362,000 shares subject to options granted under the Company’s 1994 Stock Option Plan on February 3, 2011, and 30,000 shares subject to options granted under the Company’s 1995 Stock Option Plan on February 15, 2015.

(3)          Includes 6,600 shares issued on January 3, 2011, under the Company’s 1994 Employee Stock Bonus Plan. As of December 31, 2010, the Company had reserved 200,000 shares of common stock for issuance as bonuses under the 1994 Employee Stock Bonus Plan, of which 128,000 shares had been issued.

Company Stock Price Performance

The graph below compares the cumulative total stockholder return on the Company’s common stock from December 31, 2005, through December 31, 2010, with the cumulative total return on the S & P 500 Index and the Dow Jones Building Materials Index over the same period (assuming the investment of $100 in the Company’s common stock and in each of the indices on December 31, 2005, and reinvestment of all dividends).

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years ended December 31, 2010, 2009, 2008, 2007 and 2006 (presented in thousands, except per share amounts), derived from the Consolidated Financial Statements of the Company. The Company sold its venting operation in 2010 and has classified the venting operation as discontinued operations for the periods presented herein. The Company adopted the revised business combinations guidance codified as the “Business Combinations” topic and the revised guidance in the “Income Taxes” topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) regarding the accounting for the uncertainty in income taxes, on January 1, 2009, and January 1, 2007, respectively. Selected consolidated statement of operations data for the year ended December 31, 2006, have been recast for the retrospective application of new accounting guidance for noncontrolling interests in a consolidated subsidiary, to which the Company became subject beginning January 1, 2009. The presentation of the information in the tables below complies with the accounting pronouncements, but is not necessarily comparable with prior years. The financial information below includes acquired company results of operations beginning on the dates of acquisition. For a summary of recent acquisitions, see “Note 2 — Acquisitions” to the consolidated financial statements included herein. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Years Ended December 31,
	2010	2009	2008	2007	2006

Statement of Operations Data:
Net sales	$555,487	$526,544	$676,724	$745,692	$771,176
Cost of sales	311,349	341,645	404,163	449,064	446,008
Gross profit	244,138	184,899	272,561	296,628	325,168

Research and development and other engineering expense	21,110	18,756	20,173	19,026	18,445
Selling expense	63,293	58,790	73,509	69,010	64,013
General and administrative expense	79,788	75,063	86,880	86,083	89,035
Impairment of goodwill	6,292	—	2,964	10,666	—
Loss (gain) on sale of assets	(4,769)	794	(122)	(713)	362
Income from operations	78,424	31,496	89,157	112,556	153,313

Loss in equity method investment, before tax	(535)	(194)	(486)	(33)	(96)
Interest income, net	148	175	2,606	5,773	3,764
Income from continuing operations before income taxes	78,037	31,477	91,277	118,296	156,981

Provision for income taxes from continuing operations	33,239	17,356	36,102	48,466	59,234
Net income attributable to non-controlling interest	—	—	—	—	166
Income from continuing operations, net of tax	44,798	14,121	55,175	69,830	97,581

Discontinued operations:
Income (loss) from discontinued operations	(23,419)	(2,986)	(1,625)	(1,720)	8,051
Provision for (benefit from) income taxes from discontinued operations	(7,207)	(1,082)	(384)	(632)	3,136
Income (loss) from discontinued operations, net of tax	(16,212)	(1,904)	(1,241)	(1,088)	4,915

Net income attributable to Simpson Manufacturing Co., Inc. stockholders	$28,586	$12,217	$53,934	$68,742	$102,496

Earnings (loss) per share of common stock attributable to Simpson Manufacturing Co., Inc. stockholders:

Basic
Continuing operations	$0.91	$0.29	$1.13	$1.44	$2.02
Discontinued operations	(0.33)	(0.04)	(0.03)	(0.02)	0.10
Net income	0.58	0.25	1.11	1.42	2.12

Diluted
Continuing operations	$0.90	$0.29	$1.13	$1.43	$2.00
Discontinued operations	(0.33)	(0.04)	(0.03)	(0.02)	0.10
Net income	0.58	0.25	1.10	1.40	2.10

Cash dividends declared per share of common stock	$0.40	$0.40	$0.40	$0.40	$0.32

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Working capital	$511,640	$458,607	$455,703	$438,538	$399,082
Property, plant and equipment, net	177,072	187,814	193,318	198,117	197,180
Total assets	874,709	843,805	830,200	817,679	735,334
Line of credit and long-term debt, including current portion	—	—	26	1,029	665
Total liabilities	86,916	80,021	81,174	94,279	82,459
Total stockholders’ equity	787,793	763,784	749,026	723,400	652,875

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

The following is a discussion and analysis of the consolidated financial condition and results of continuing operations, unless stated otherwise, for the Company for the years ended December 31, 2010, 2009 and 2008, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere herein.

Overview

The Company’s net sales decreased to $555.5 million in 2010 from $676.7 million in 2008, reflecting slower homebuilding activity. Net sales decreased in 2010 from 2008 in all regions of the United States, with above-average rates of decline in California and the western and southwestern portions of the country, and net sales to home centers decreased significantly over the same period. Sales decreased in Europe, while showing increases in Canada, Asia and Australia over the same period. Although sales in Europe have decreased from 2008 to 2010, expansion has partly offset the decrease, due in part to the acquisitions of:

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

•                  Agence Internationale Commerciale et Industrielle, S.A.S., a French company (“Aginco”), in April 2009, and

•                  Certain assets of CGMI, formerly called Socom S.A., a French company (“Socom”), in November 2010.

Gross profit margin increased from 40.3% in 2008 to 44.0% in 2010, primarily due to decreased costs of materials, partly offset by a higher proportion of fixed overhead costs.

In recent years, home center sales have declined, although at a lower rate than the Company’s consolidated net sales. A large part of the home center sales was sales to The Home Depot, which exceeded 10% of the Company’s consolidated net sales in the years ended December 31, 2010, 2009, and 2008 (see “Item 1A — Risk Factors” and Note 14 to the Company’s Consolidated Financial Statements). Consolidation of retailers and distributors has occurred over time. While the consolidation of these large retailers and distributors provides the Company with opportunities for growth, the increasing size and importance of individual customers exposes Simpson Strong-Tie to potential over-dependence. The loss of any of the larger home centers and distributors as customers would have a material adverse effect on SST, unless and until either such customers are replaced or SST makes the necessary adjustments (if possible) to compensate for the loss of business.

Results of Operations

The following table sets forth, for the years indicated, the percentage of net sales of certain items in the Company’s Consolidated Statements of Operations.

	Years Ended December 31,
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of sales	56.0%	64.9%	59.7%
Gross profit	44.0%	35.1%	40.3%
Research and development and other engineering	3.8%	3.6%	3.0%
Selling expense	11.4%	11.2%	10.9%
General and administrative expense	14.4%	14.3%	12.8%
Impairment of goodwill	1.1%	—	0.4%
Loss (gain) on sale of assets	(0.9)%	0.2%	—
Income from operations	14.1%	6.0%	13.2%
Income (loss) in equity method investment	(0.1)%	—	(0.1)%
Interest income, net	—	—	0.4%
Income from continuing operations, before income taxes	14.0%	6.0%	13.5%
Provision for income taxes from continuing operations	6.0%	3.3%	5.3%
Income from continuing operations, net of tax	8.1%	2.7%	8.2%
Loss from discontinued operations, net of tax	(2.9)%	(0.4)%	(0.2)%
Net income	5.1%	2.3%	8.0%

Comparison of the Years Ended December 31, 2010 and 2009

The following table illustrates the change in the Company’s continuing operations from 2009 to 2010, and the increases or decreases for each category by segment.

	Continuing	Increase (Decrease) in Operating Segment				Continuing
	Operations	North		Asia/	Admin &	Operations
(in thousands)	2009	America	Europe	Pacific	All Other	2010

Net sales	$526,544	$17,194	$7,698	$3,732	$319	$555,487
Cost of sales	341,645	(23,410)	(6,869)	(122)	105	311,349
Gross profit	184,899	40,604	14,567	3,854	214	244,138

Research and development and other engineering expense	18,756	2,372	76	31	(125)	21,110
Selling expense	58,790	4,374	391	314	(576)	63,293
General and administrative expense	75,063	10,318	(2,597)	(360)	(2,636)	79,788
Impairment of goodwill	—	—	6,292	—	—	6,292
Loss (gain) on sale of assets	794	(7,560)	2,030	(33)	—	(4,769)
Income from operations	31,496	31,100	8,375	3,902	3,551	78,424

Loss in equity method investment, before tax	(194)	(341)	—	—	—	(535)
Interest income, net	175	49	(54)	105	(127)	148
Income from continuing operations before income taxes	31,477	30,808	8,321	4,007	3,424	78,037

Provision for income taxes from continuing operations	17,356	12,259	2,803	441	380	33,239
Income from continuing operations, net of tax	$14,121	$18,549	$5,518	$3,566	$3,044	$44,798

Net Sales

The following table represents net sales by segment for the years ended December 31, 2009 and 2010:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total

December 31, 2009	$427,428	$93,616	$5,500	$—	$526,544
December 31, 2010	444,622	101,314	9,232	319	555,487
Increase	17,194	7,698	3,732	319	28,943
Percentage increase	4.0%	8.2%	67.9%	—	5.5%

In 2010, net sales increased 5.5% to $555.5 million as compared to net sales of $526.5 million in 2009. Sales in the North American segment increased 4.0% from $427.4 million in 2009 to $444.6 million in 2010, which was 59.4% of the total Company’s overall increase. The North American segment accounted for 80.0% of the Company’s total sales in 2010, a slight decrease from 81.2% in 2009. The increase in net sales in North America resulted from an increase in sales volume as average prices were flat. In 2010, sales increased throughout most of North America. The growth in the United States was strongest in the midwestern and northeastern regions, while sales in California and the western region declined slightly as compared to 2009. Sales in Canada increased significantly. Sales to dealer distributors and lumber dealers increased, while sales to contractor distributors and home centers decreased over the same period. Sales in the European segment increased 8.2% from $93.6 million in 2009 to $101.3 million in 2010, which was 26.6% of the Company’s overall increase. The European segment accounted for 18.2% of the Company’s total sales in 2010, a slight increase from 17.8% in 2009. The increase in net sales in Europe resulted from an increase in sales volume as average prices were flat. Sales in Asia and Australia, although relatively small, have increased as the Company has recently expanded its presence in the region. Sales increased across most of the Company’s major product lines.

Gross Profit

The following table represents gross profit by segment for the years ended December 31, 2009 and 2010:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total

December 31, 2009	$164,768	$20,843	$(1,244)	$532	$184,899
December 31, 2010	205,372	35,410	2,610	746	244,138
Increase	40,604	14,567	3,854	214	59,239
Percentage increase	24.6%	69.9%	—	40.3%	32.0%

Gross profit increased 32.0% to $244.1 million in 2010 from $184.9 million in 2009. As a percentage of net sales, gross profit increased from 35.1% in 2009 to 44.0% in 2010. The increase in gross margins was primarily due to lower manufacturing costs, including lower costs of material, labor and overhead, and increased absorption of fixed overhead, as a result of higher production volumes. The Company continues to face uncertainty in the cost and availability of steel. Several factors are contributing to this uncertainty. Steel prices increased from their levels in mid-2010, as steel mills have been raising prices as demand returns to global steel markets. The Company expects steel prices to remain at current levels or to increase throughout 2011. The steel market continues to be dynamic, however, with a high degree of uncertainty about future pricing trends. If steel prices increase and the Company is not able to maintain its prices or increase them sufficiently, the Company’s margins could deteriorate. As a percentage of net sales, gross profit in the North American segment increased from 38.5% in 2009 to 46.2% in 2010, in the European segment increased from 22.3% in 2009 to 35.0% in 2010, and in the Asia/Pacific segment increased from a loss of 22.6% in 2009 to a profit of 28.3% in 2010. All segments benefited from the increased absorption of fixed overhead, as a result of higher production volumes and lower manufacturing costs, including lower costs of material, labor and overhead.

Research and Development and Other Engineering Expense

Research and development and engineering expense increased 12.6% from $18.8 million in 2009 to $21.1 million in 2010, primarily due to increases in personnel costs of $1.6 million and cash profit sharing of $1.5 million. These changes were mostly attributable to the North American segment.

Selling Expense

Selling expense increased 7.7% from $58.8 million in 2009 to $63.3 million in 2010, primarily due to increases in cash profit sharing and commissions of $3.3 million, professional services of $1.0 million and personnel costs of $0.4 million. These changes were mostly attributable to the North American segment.

General and Administrative Expense

General and administrative expense increased 6.3% from $75.1 million in 2009 to $79.8 million in 2010. The increase was due primarily to increases in cash profit sharing of $5.5 million resulting from higher operating profits, information technology expenses of $2.4 million, professional fees of $1.8 million and stock option expense of $1.6 million, partly offset by decreases in personnel costs, excluding stock option expense, of $2.0 million, bad debt expense of $1.4 million, intangible asset amortization expense of $1.1 million, depreciation expense of $0.9 million and various other items. These changes were mostly attributable to the North American segment.

Impairment of Goodwill

The impairment charge taken in 2010, which resulted from the Company’s annual impairment test in the fourth quarter, was associated with assets that were acquired in Germany and Ireland in 2008 and was associated with the European anchor products reporting unit. The reporting unit’s carrying value exceeded the fair value, primarily due to reduced future expected net cash flows. The method to determine the fair value of the European anchor products reporting unit was a discounted cash flow model. This reporting unit was associated with the European segment. See “Critical Accounting Policies and Estimates — Goodwill Impairment Testing.”

Gain on Sale of Assets

In 2010, the Company’s North American segment recorded gains on sale of assets of $4.8 million, primarily due to the sale of its real estate in Brea, California.

Stock Option Expense

The Company estimates that the pre-tax stock option expense for 2011 will be $8.5 million related to stock options granted during 2007, 2008, 2009, 2010 and through February 2011.

Provision for Income Taxes

The effective tax rate was 42.6% in 2010, as compared to 55.1% in 2009. The decrease in the effective tax rate as compared to the prior year was primarily due to improved operations in countries where valuation allowances are recorded against tax losses, partly offset by a goodwill impairment charge for which a tax benefit was not recognized. The change in the provision for income taxes was mostly attributable to the North American segment.

Discontinued Operations

The Company recorded a loss from discontinued operations, net of tax, of $16.2 million for 2010, primarily as a result of a pre-tax impairment charge of $21.4 million recorded as a result of entering into an agreement to sell substantially all of the assets of Simpson Dura-Vent.

Comparison of the Years Ended December 31, 2009 and 2008

The following table illustrates the changes in the Company’s continuing operations from 2008 to 2009 the increases or decreases for each category by segment.

	Continuing	Increase (Decrease) in Operating Segment				Continuing
	Operations	North		Asia/	Admin &	Operations
(in thousands)	2008	America	Europe	Pacific	All Other	2009

Net sales	$676,724	$(125,590)	$(24,747)	$157	$—	$526,544
Cost of sales	404,163	(52,116)	(12,297)	2,115	(220)	341,645
Gross profit	272,561	(73,474)	(12,450)	(1,958)	220	184,899

Research and development and other engineering expense	20,173	(2,129)	713	19	(20)	18,756
Selling expense	73,509	(13,968)	(876)	175	(50)	58,790
General and administrative expense	86,880	(13,297)	2,499	(1,228)	209	75,063
Impairment of goodwill	2,964	—	(2,964)	—	—	—
Loss (gain) on sale of assets	(122)	2,484	(1,602)	34	—	794
Income from operations	89,157	(46,564)	(10,220)	(958)	81	31,496

Loss in equity method investment, before tax	(486)	292	—	—	—	(194)
Interest income, net	2,606	(249)	(32)	(77)	(2,073)	175
Income from continuing operations before income taxes	91,277	(46,521)	(10,252)	(1,035)	(1,992)	31,477

Provision for income taxes from continuing operations	36,102	(16,095)	(2,642)	(207)	198	17,356
Income from continuing operations, net of tax	$55,175	$(30,426)	$(7,610)	$(828)	$(2,190)	$14,121

Net Sales

The following table represents net sales by segment for the years ended December 31, 2008 and 2009:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total

December 31, 2008	$553,018	$118,363	$5,343	$—	$676,724
December 31, 2009	427,428	93,616	5,500	—	526,544
Increase (decrease)	(125,590)	(24,747)	157	—	(150,180)
Percentage increase (decrease)	(22.7)%	(20.9)%	2.9%	—	(22.2)%

In 2009, net sales decreased 22.2% to $526.5 million compared to net sales of $676.7 million for 2008. Sales in the North American segment decreased 22.7% from $553.0 million in 2008 to $427.4 million in 2009, which was 83.6% of the total Company’s overall decrease. The North American segment accounted for 81.2% of the Company’s total sales in 2009, a slight decrease from 81.7% in 2008. The decrease in net sales in North America resulted from a decrease in sales volume, partly offset by an increase in average prices of 8.8%. In 2009, sales declined throughout the United States and Canada. The western and southeastern regions had the largest decreases in sales. Sales to contractor distributors and dealer distributors decreased as a result of the weakness in the U.S. housing market. Sales to home centers also decreased. Sales in the European segment decreased 20.9% from $118.4 million in 2008 to $93.6 million in 2009, which was 16.5% of the Company’s overall decrease. The European segment accounted for 17.8% of the Company’s total sales in 2009, a slight increase from 17.5% in 2008. The decrease in net sales in Europe resulted from a decrease in sales volume, partly offset by a slight increase in average prices of 1.1%. Sales decreased across all of the Company’s major product lines, particularly those used in new home construction.

Gross Profit

The following table represents gross profit by segment for the years ended December 31, 2008 and 2009:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total

December 31, 2008	$238,242	$33,293	$714	$312	$272,561
December 31, 2009	164,768	20,843	(1,244)	532	184,899
Increase (decrease)	(73,474)	(12,450)	(1,958)	220	(87,662)
Percentage increase (decrease)	(30.8)%	(37.4)%	(274.3)%	70.5%	(32.2)%

Gross profit decreased 32.2% from $272.6 million in 2008 to $184.9 million in 2009. As a percentage of net sales, gross profit decreased from 40.3% in 2008 to 35.1% in 2009. The decrease in gross margins was primarily due to reduced absorption of fixed overhead, as a result of lower production volumes, as well as higher manufacturing costs, including higher costs of material and labor. The Company continued to face uncertainty in the cost and availability of steel. Several factors contributed to this uncertainty. The price of steel, the Company’s primary raw material, increased in the second half of 2009. As a percentage of net sales, gross profit in the North American segment decreased from 43.1% in 2008 to 38.5% in 2009, in the European segment decreased from 28.1% in 2008 to 22.3% in 2009, and in the Asia/Pacific segment decreased from 13.4% to a loss of 22.6% in 2009. All segments were adversely affected by the reduced absorption of fixed overhead, as a result of lower production volumes, while the North American segment also experienced higher manufacturing costs, including higher costs of material and labor.

Research and Development and Other Engineering Expense

Research and development and other engineering expense decreased 7.0% from $20.2 million in 2008 to $18.8 million in 2009, primarily due to a $1.0 million decrease in professional service fees and a $1.0 million decrease in cash profit sharing, partly offset by various other items. These changes were mostly attributable to the North American segment.

Selling Expense

Selling expense decreased 20.0% from $73.5 million in 2008 to $58.8 million in 2009. This decrease was due primarily to a $5.3 million decrease in expenses associated with sales and marketing personnel, mostly related to cost-cutting measures, a $4.3 million decrease in promotional expenditures and a decrease of $3.9 million in cash profit sharing resulting from decreased operating profits. These changes were mostly attributable to the North American segment.

General and Administrative Expense

General and administrative expense decreased 13.6% from $86.9 million in 2008 to $75.1 million in 2009. This decrease was due primarily to a $6.0 million decrease in cash profit sharing resulting from decreased operating profits, a $2.5 million decrease in administrative personnel expenses, related in part to cost-cutting measures, a $1.5 million decrease in legal and professional service expenses, a $1.2 million decrease in information technology expenses and a $1.2 million decrease in the provision for bad debt, partly offset by various other items. These changes were mostly attributable to the North American segment.

Interest Income and Expense

Interest income is generated on the Company’s cash and cash equivalents balances. Interest income decreased primarily as a result of lower interest rates. Interest expense includes interest, facility fees on its line of credit, account maintenance fees and bank charges. As managing excess cash is primarily a treasury function, this change was mostly attributable to “Administrative and All Other.”

Provision for Income Taxes

The effective tax rate was 55.1% in 2009, up from 39.6% in 2008. The effective tax rate is higher than the statutory rate primarily due to the valuation allowances taken on foreign losses, differences between the U.S. statutory tax rate and the local tax rate in countries where the Company operates and a reduced benefit from the reduction or loss of enterprise zone tax credits at two of the Company’s facilities in California. The change in the provision for income taxes was mostly attributable to the North American segment.

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

The Company writes the gross value of the inventory down to its net realizable value. The Company estimates net realizable value based on estimated selling price less further costs to completion and disposal. The Company impairs slow-moving products by comparing inventories on hand to future projected demand. Obsolete inventory is on-hand supply of a product in excess of two years’ sales of that product or a supply of that product that the Company believes is no longer marketable. The Company revalues obsolete inventory as having no net realizable value and impairs its full carrying value. The Company has consistently applied this methodology. The Company believes that this approach is prudent and makes suitable provisions for slow-moving and obsolete inventory. When provisions are established, a new cost basis of the inventory is created.

Comparable inventory values are as follows (in thousands):

	December 31,
	2010	2009
Gross Inventories:
Raw materials	$61,996	$61,408
In-process products	18,364	21,113
Finished goods	82,568	92,115

Less:
Slow-moving, obsolete and net realizable value provisions	(10,631)	(10,882)
Net inventory valuation	$152,297	$163,754

Activity in the inventory reserve is summarized as follows (in thousands):

	Years ended December 31,
	2010	2009	2008

Beginning balance	$10,882	$10,029	$10,338
Provisions released following disposal of inventory	(5,297)	(47)	(749)
Additional provisions made	5,046	900	440
Ending balance	$10,631	$10,882	$10,029

Unexpected change in market demand, building codes or buyer preferences could reduce the rate of inventory turnover and require the Company to increase its reserve for obsolescence.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and incentives, whether actual or estimated, based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectability is reasonably assured and pricing is fixed or determinable. The Company’s general shipping terms are F.O.B. shipping point, where title is transferred and revenue is recognized when the products are shipped to customers. When the Company sells F.O.B. destination point, title is transferred and the Company recognizes revenue on delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing after-market repair and maintenance, engineering activities, software license sales and service and lease income, though significantly less than 1% of net sales and not material to the consolidated financial statements, are recognized as the services are completed or the software products and services are delivered. If actual costs of sales returns, incentives and discounts were to significantly exceed the recorded estimated allowance, the Company’s sales would be adversely affected.

Allowance for Doubtful Accounts

The Company assesses the collectability of specific customer accounts that would be considered doubtful based on the customer’s financial condition, payment history, credit rating and other factors that the Company considers relevant, or accounts that the Company assigns for collection. The Company reserves for the portion of those outstanding balances that the Company believes it is not likely to collect, based on historical collection experience. The Company also reserves 100% of the amount that it deems potentially uncollectable due to a customer’s bankruptcy or deteriorating financial condition. If the financial condition of the Company’s customers were to deteriorate, resulting in inability to make payments, additional allowances may be required.

Activity in the allowance for doubtful accounts is summarized as follows (in thousands):

	Years ended December 31,
	2010	2009	2008

Beginning balance	$4,667	$4,368	$2,724
Adjustments, recoveries and write-offs	(3,242)	(367)	(787)
Increase (decrease) to bad debt provision	(81)	666	2,431
Ending balance	$1,344	$4,667	$4,368

Goodwill Impairment Testing

The “Intangibles—Goodwill and Other” topic of the FASB ASC requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (in the fourth quarter for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or disposition or relocation of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using discounted cash flow methodologies or a combination of market approaches, if information is readily available, and discounted cash flow methodologies. This process requires significant judgments, including estimation of future cash flows, which depends on internal forecasts, estimation of the long-term rate of growth for the Company’s business, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment for each reporting unit. Actual cash flows in the future may differ significantly from those assumed. The Company has allocated goodwill to reporting units based on the reporting unit or units expected to benefit from the acquisition. Reporting units are generally determined based on country or region of operations.

The impairment charge taken in 2010, which was a result of the Company’s annual impairment test in the fourth quarter of 2010, related to assets that were acquired in Germany and Ireland in 2008 and associated with the European anchor products reporting unit. The reporting unit’s carrying value exceeded the fair value, primarily due to reduced future expected net cash flows. The impairment charge taken in 2008, which was a result of the Company’s annual impairment test in the fourth quarter of 2008, related to assets that were acquired in England in 1999 and was associated with the Company’s U.K. reporting unit. The reporting unit’s carrying value exceeded the fair value, primarily due to reduced future expected net cash flows. The method to determine the fair value of the European anchor products and U.K. reporting units were discounted cash flow models. At December 31, 2010, the remaining balance of goodwill of the U.K. reporting unit was $1.3 million. The goodwill associated with the European anchor products reporting unit was fully impaired. These reporting units are both associated with the European segment. No other reporting units had a risk of impairment in 2010.

Effect of New Accounting Standards

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

Liquidity and Sources of Capital

The Company’s liquidity needs arise principally from working capital requirements, capital expenditures and business acquisitions. During the three years ended December 31, 2010, the Company relied on internally generated funds to finance these needs. The Company’s working capital requirements are seasonal with the highest need typically occurring in the second and third quarters of the year. Cash and cash equivalents were $335.0 million and $250.4 million at December 31, 2010 and 2009, respectively. Working capital was $511.6 million and $458.6 million at December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company had no borrowings on its revolving line of credit. The Company had unused capacity on this and other credit facilities of $204.6 million.

As of December 31, 2010, the Company’s investments consisted of only United States Treasury securities and money market funds aggregating $212.7 million. Cash collected by the Company’s United States subsidiaries is routinely transferred into cash management accounts which typically do not have restrictions on withdrawals. As of December 31, 2010, the Company had $60.1 million or 17.9% of its cash and cash equivalents held outside the United States in accounts belonging to various Company foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if it were repatriated to the United States.

The Company’s operating activities provided $77.2 million, $126.2 million and $56.1 million in net cash in 2010, 2009 and 2008, respectively. In 2010, cash was provided by net income of $28.6 million and noncash expenses totaling $50.2 million, primarily impairments of assets, depreciation, amortization and stock-based compensation charges, changes in deferred income taxes of $7.0 million, and an increase in trade accounts payable of $4.7 million. These increases were partially offset by increases in inventories of $12.1 million and trade accounts receivable of $3.7 million that were not related to discontinued operations. The Company’s inventories decreased 7.0% from $163.8 million at December 31, 2009, to $152.3 million at December 31, 2010, primarily due to the Simpson Dura-Vent sale, partly offset by purchases of raw materials. The balance of the cash provided in 2010 resulted from changes in other asset and liability accounts, none of which was material.

The Company’s investing activities provided $7.9 million in 2010 and used $39.5 million and $51.0 million in net cash in 2009 and 2008, respectively. Cash received for the sale of the Simpson Dura-Vent business was $28.3 million in 2010. Cash paid for capital expenditures was $28.3 million in 2010, up from $15.2 million in 2009. The cash paid was partly offset by sales of assets of $14.8 million. The Company used $27.6 million of these expenditures in 2010 to acquire or improve real estate, primarily to purchase its new manufacturing facility in  San Bernardino County, California. The Company’s planned capital expenditures for 2011 total approximately $35 million. The Company also used $1.8 million in 2010 to make loans to related parties.

In November 2010, the Company’s subsidiary, Socom S.A.S., purchased certain assets of CGMI, formerly called Socom S.A. (“Socom”). The purchase price was $5.2 million in cash. Socom formulates and manufactures a line of chemical anchors in France. Cash paid for asset acquisitions decreased from $24.3 million in 2009 when the Company acquired Aginco and RO Design Corp.

In March 2010, the Company acquired a facility in  San Bernardino County, California, for $19.2 million in cash. The Company plans to consolidate its operations from Brea, California, and its former leased warehouse in Ontario, California, into this facility in the second quarter of 2011. The Company sold all of the real estate associated with its Brea operations in July 2010 for $14.7 million in cash and recorded a gain on the sale of $5.2 million.

At December 31, 2010, the Company had vacant facilities, in San Leandro, California, Visalia, California, and France, which it classified as assets held for sale. If any of the facilities are expected to be sold below carrying value, the Company will record an impairment charge equal to the amount by which carrying value exceeds net realized value. The facility in Visalia was sold in January 2011 and no significant gain or loss was realized.

The Company is continuing to evaluate its alternatives for the operations at its facility in Ireland. The Company has not yet decided if or when it will relocate the manufacturing operations, and hopes to maintain research and development and limited operations at this location. The Company would record an impairment charge equal to an amount by which its carrying value exceeds its net realized value if this facility qualifies for held for sale accounting treatment or if its value is not recoverable as an in-use asset.

The Company’s financing activities used $1.8 million, $11.7 million, and $13.0 million in net cash in 2010, 2009 and 2008, respectively. Uses of cash for financing activities were primarily from payments of cash dividends of $19.8 million. Cash provided by financing activities was primarily from the issuance of the Company’s common stock on the exercise of stock options totaling $17.9 million. In February 2011, the Company’s Board of Directors declared a dividend of $0.125 per share, a total of $6.3 million, to be paid on April 28, 2011, to stockholders of record on April 7, 2011.

In February 2011, the Company’s Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2011. This replaced the $50.0 million repurchase authorization from December 2009. The Company made no repurchases during 2010, 2009 or 2008.

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

The proceeds of loans advanced under the credit agreement and letters of credit issued thereunder may be used for working capital and other general corporate needs of the Company, to pay dividends to the Company’s stockholders or to repurchase outstanding securities of the Company as permitted by the credit agreement, and to finance acquisitions by the Company permitted by the credit agreement. No loans or letters of credit are currently outstanding under the credit agreement. The Company and its subsidiaries are required to comply with various affirmative and negative covenants. The covenants include provisions that would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations. As of December 31, 2010, the Company was in compliance with its financial covenants under the loan agreement.

The Company’s contractual obligations, as of December 31, 2010, for future payments are as follows, in thousands:

	Payments Due by Period
	Total	Less			More
	all	than 1	1 – 3	3 – 5	than 5
Contractual Obligation	periods	year	years	years	years

Debt interest obligations	293	160	133	—	—
Operating lease obligations	15,614	6,151	5,283	1,759	2,421
Purchase obligations	9,684	5,728	3,915	41	—
Total	$25,591	$12,039	$9,331	$1,800	$2,421

Purchase obligations consist of commitments primarily related to the acquisition, construction or expansion of facilities and equipment, consulting agreements, and minimum purchase quantities of certain raw materials. The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. Debt interest obligations include interest payments on fixed-term debt, line-of-credit borrowings and annual facility fees on the Company’s primary line-of-credit facility. Interest on line-of-credit facilities was estimated based on historical borrowings and repayment patterns. The Company’s primary line-of-credit facility includes annual facility fees from 0.08% to 0.10%, depending on the Company’s leverage ratio, on the unused portion of the facilities.

The Company adopted the revised guidance in the “Income Taxes” topic of the FASB ASC regarding uncertain tax positions on January 1, 2007. At December 31, 2010, the Company’s expected payment for contractual obligations includes $6.9 million of gross liability for uncertain tax positions, although the Company cannot estimate the amount realized or the timing of cash settlement of this liability. This amount does not include any amount receivable that may arise from the settlement of the Company’s uncertain tax positions. See Notes 1 and 10 to the Company’s Consolidated Financial Statements.

Inflation

The Company believes that the effect of inflation on the Company has not been material in recent years, as general inflation rates have remained relatively low. The Company’s main raw material, however, is steel, and increases in steel prices may adversely affect the Company’s gross margins if it cannot recover the higher costs through price increases.

Indemnification Provisions

In the normal course of business, the Company indemnifies employees, officers, directors, consultants and third parties with which the Company has contractual arrangements under terms that may require the Company to make payments in relation to certain events. The Company has not incurred significant obligations under indemnification provisions historically, and does not expect to incur significant obligations in the future. Accordingly, the Company has not recorded a liability for these indemnities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has no variable interest-rate debt investments.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to the Company’s operations taken as a whole. The translation adjustment resulted in a decrease in accumulated other comprehensive income of $4.1 million for the year ended December 31, 2010, primarily due to the effect of the strengthening of the United States dollar in relation to most European currencies, partly offset by the weakening United States dollar in relation to the Canadian dollar.

Item 8. Consolidated Financial Statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Simpson Manufacturing Co., Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Simpson Manufacturing Co., Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A of the 2010 Annual Report. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Item 9A of the 2010 Annual Report, management has excluded Socom S.A.S (“Socom”) from its assessment of internal control over financial reporting as of December 31, 2010, because it was acquired by the Company in a purchase business combination during 2010. We have also excluded Socom from our audit of internal control over financial reporting. Socom is a subsidiary of Simpson Strong-Tie Company Inc. and its combined total assets and total revenues represent approximately 0.7% and 0.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 28, 2011

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$335,049	$250,381
Trade accounts receivable, net	68,256	77,317
Inventories	152,297	163,754
Deferred income taxes	10,189	13,970
Assets held for sale	10,787	7,887
Other current assets	14,678	16,766
Total current assets	591,256	530,075

Property, plant and equipment, net	177,072	187,814
Goodwill	70,069	81,626
Equity method investment	213	748
Intangible assets	23,466	28,852
Deferred income taxes	2,579	5,598
Other noncurrent assets	10,054	9,092
Total assets	$874,709	$843,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$35,164	$28,462
Accrued liabilities	31,372	29,209
Accrued profit sharing trust contributions	5,591	7,018
Accrued cash profit sharing and commissions	2,805	2,427
Accrued workers’ compensation	4,684	4,352
Total current liabilities	79,616	71,468

Long-term liabilities	7,300	8,553
Total liabilities	86,916	80,021

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, par value $0.01; authorized shares, 5,000; issued and outstanding shares, none	—	—
Common stock, par value $0.01; authorized shares, 160,000; issued and outstanding shares, 50,096 and 49,377 at December 31, 2010 and 2009, respectively	500	493
Additional paid-in capital	165,425	146,036
Retained earnings	607,241	598,493
Accumulated other comprehensive income	14,627	18,762
Total stockholders’ equity	787,793	763,784
Total liabilities and stockholders’ equity	$874,709	$843,805

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008

Net sales	$555,487	$526,544	$676,724
Cost of sales	311,349	341,645	404,163
Gross profit	244,138	184,899	272,561

Operating expenses:
Research and development and other engineering	21,110	18,756	20,173
Selling	63,293	58,790	73,509
General and administrative	79,788	75,063	86,880
Impairment of goodwill	6,292	—	2,964
Loss (gain) on sale of assets	(4,769)	794	(122)
	165,714	153,403	183,404

Income from operations	78,424	31,496	89,157

Loss in equity method investment, before tax	(535)	(194)	(486)
Interest income	492	542	2,977
Interest expense	(344)	(367)	(371)
Income from continuing operations before taxes	78,037	31,477	91,277

Provision for income taxes from continuing operations	33,239	17,356	36,102

Income from continuing operations, net of tax	44,798	14,121	55,175

Discontinued operations:
Loss from discontinued operations	(23,419)	(2,986)	(1,625)
Benefit from income taxes from discontinued operations	(7,207)	(1,082)	(384)

Loss from discontinued operations, net of tax	(16,212)	(1,904)	(1,241)

Net income	$28,586	$12,217	$53,934

Earnings (loss) per common share:
Basic
Continuing operations	$0.91	$0.29	$1.13
Discontinued operations	(0.33)	(0.04)	(0.03)
Net income	0.58	0.25	1.11

Diluted
Continuing operations	$0.90	$0.29	$1.13
Discontinued operations	(0.33)	(0.04)	(0.03)
Net income	0.58	0.25	1.10

Weighted average number of shares outstanding
Basic	49,498	49,135	48,636
Diluted	49,612	49,256	48,970

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the years ended December 31, 2008, 2009 and 2010

(In thousands, except per share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total

Balance, January 1, 2008	48,552	$485	$126,119	$571,499	$25,297	$723,400
Comprehensive income:
Net income	—	—	—	53,934	—	53,934
Other comprehensive income:
Translation adjustment	—	—	—	—	(19,578)	(19,578)
Comprehensive income						34,356
Options exercised	410	5	6,876	—	—	6,881
Stock compensation expense	—	—	3,249	—	—	3,249
Tax benefit of options exercised	—	—	376	—	—	376
Cash dividends declared on common stock, $0.40 per share	—	—	—	(19,483)	—	(19,483)
Common stock issued at $26.59 per share	9	—	247	—	—	247
Balance, December 31, 2008	48,971	490	136,867	605,950	5,719	749,026
Comprehensive income:
Net income	—	—	—	12,217	—	12,217
Other comprehensive income:
Translation adjustment	—	—	—	—	13,043	13,043
Comprehensive income						25,260
Options exercised	396	3	7,624	—	—	7,627
Stock compensation expense	—	—	1,690	—	—	1,690
Tax benefit of options exercised	—	—	(445)	—	—	(445)
Cash dividends declared on common stock, $0.40 per share	—	—	—	(19,674)	—	(19,674)
Common stock issued at $27.76 per share	10	—	300	—	—	300
Balance, December 31, 2009	49,377	493	146,036	598,493	18,762	763,784
Comprehensive income:
Net income	—	—	—	28,586	—	28,586
Other comprehensive income:
Translation adjustment	—	—	—	—	(4,135)	(4,135)
Comprehensive income						24,451
Options exercised	707	7	17,941	—	—	17,948
Stock compensation expense	—	—	3,577	—	—	3,577
Tax benefit of options exercised	—	—	(2,430)	—	—	(2,430)
Cash dividends declared on common stock, $0.40 per share	—	—	—	(19,838)	—	(19,838)
Common stock issued at $26.42 per share	12	—	301	—	—	301
Balance, December 31, 2010	50,096	$500	$165,425	$607,241	$14,627	$787,793

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$28,586	$12,217	$53,934
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of assets	(4,763)	797	(124)
Loss on sale of discontinued operations	657	—	—
Depreciation and amortization	22,861	29,387	30,209
Impairment loss on discontinued operations	16,916	—	—
Impairment of long-lived assets	419	—	—
Impairment of goodwill	6,292	—	2,964
Deferred income taxes	6,956	(2,198)	(1,079)
Noncash compensation related to stock plans	3,712	2,200	3,823
Loss in equity method investment	535	194	486
Excess tax benefit of options exercised	(10)	(359)	(515)
Write down of excess and obsolete inventory	5,046	900	440
Provision for (recovery of) doubtful accounts	(81)	666	2,431
Accrued interest earned from related party	—	(78)	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Trade accounts receivable	(3,715)	2,574	9,862
Inventories	(12,143)	92,589	(32,408)
Other current assets	1,026	(4,123)	174
Other noncurrent assets	41	(1,146)	(1,213)
Trade accounts payable	4,678	4,770	(7,456)
Accrued liabilities	2,223	(6,754)	(5,433)
Accrued profit sharing trust contributions	(1,442)	(2,614)	1,070
Accrued cash profit sharing and commissions	432	92	(1,773)
Other long-term liabilities	(1,257)	1,520	(684)
Accrued workers’ compensation	332	66	170
Income taxes payable	(104)	(4,540)	1,254
Net cash provided by operating activities	77,197	126,160	56,132

Cash flows from investing activities
Capital expenditures	(28,341)	(15,226)	(15,984)
Asset acquisitions, net of cash acquired	(5,214)	(24,261)	(36,346)
Loans made to related parties	(1,798)	(1,204)	(1,300)
Loans repaid by related parties	50	—	—
Contribution to equity investment	—	—	(700)
Proceeds from sale of discontinued operations	28,346	—	—
Proceeds from sale of capital assets	14,841	1,218	3,305
Net cash provided by (used in) investing activities	7,884	(39,473)	(51,025)

Cash flows from financing activities
Line of credit borrowings	—	1,514	3,655
Repayment of line of credit borrowings	—	(1,540)	(4,659)
Issuance of Company’s common stock	17,948	7,627	6,881
Excess tax benefit of options exercised	10	359	515
Dividends paid	(19,764)	(19,633)	(19,440)
Net cash used in financing activities	(1,806)	(11,673)	(13,048)

Effect of exchange rate changes on cash	1,393	4,617	(7,451)

Net increase (decrease) in cash and cash equivalents	84,668	79,631	(15,392)
Cash and cash equivalents at beginning of year	250,381	170,750	186,142
Cash and cash equivalents at end of year	$335,049	$250,381	$170,750

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
Interest	$232	$287	$296
Income taxes	20,508	23,322	36,956
Noncash activity during the year for
Noncash capital expenditures	$3,276	$278	$296
Noncash asset acquisition	—	—	1,457
Common stock issued for compensation	301	300	247
Dividends declared but not paid	5,013	4,939	4,897
Noncash equity method investment acquisition (Note 6)	—	728	—

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.                 Operations and Summary of Significant Accounting Policies

Nature of Operations

Simpson Manufacturing Co., Inc., through its subsidiary Simpson Strong-Tie Company Inc. (“Simpson Strong-Tie”) and its other subsidiaries (collectively, the “Company”), designs, engineers and manufactures wood-to-wood, wood-to-concrete and wood-to-masonry connectors, screw fastening systems and collated screws, stainless steel fasteners, pre-fabricated shearwalls and moment-frames and a line of adhesives, mechanical anchors and powder-actuated tools for concrete, masonry and steel. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself markets.

The Company operates exclusively in the building products industry. The Company’s products are sold primarily in the United States, Canada, Europe, Asia and the South Pacific. Revenues have some geographic market concentration on the west coast of the United States. A portion of the Company’s business is therefore dependent on economic activity within this region and market. The Company is dependent on the availability of steel, its primary raw material.

Principles of Consolidation

The consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries. Investments in 50% or less owned entities are accounted for using either cost or the equity method. The Company consolidates all variable interest entities (VIEs) where it is the primary beneficiary. There were no VIEs as of December 31, 2009 or 2010. All significant intercompany transactions have been eliminated.

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and incentives, whether actual or estimated based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectability is reasonably assured and pricing is fixed or determinable. The Company’s general shipping terms are F.O.B. shipping point, where title is transferred and revenue is recognized when the products are shipped to customers. When the Company sells F.O.B. destination point, title is transferred and the Company recognizes revenue on delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing after-market repair and maintenance, engineering activities, software license sales and service and lease income, though significantly less than 1% of net sales and not material to the consolidated financial statements, are recognized as the services are completed or the software products and services are delivered. If actual costs of sales returns, incentives and discounts were to significantly exceed the recorded estimated allowance, the Company’s sales would be adversely affected.

Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents.

Investments

The Company has only one minority investment in a privately held company. These kinds of investments are carried either at cost or by the equity method of accounting, depending on the Company’s ownership interest and its ability to influence the operating or financial decisions of the investee, and are classified as long-term investments.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of specific customer accounts that would be considered doubtful based on the customer’s financial condition, payment history, credit rating and other factors that the Company considers relevant, or accounts that the Company assigns for collection. The Company reserves for the portion of those outstanding balances that the Company believes it is not likely to collect based on historical collection experience. The Company also reserves 100% of the amount that it deems potentially uncollectable due to a customer’s deteriorating financial condition or bankruptcy. If the financial condition of the Company’s customers were to deteriorate, resulting in probable inability to make payments, additional allowances may be required.

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

The Company applies net realizable value and obsolescence to the gross value of the inventory. The Company estimates net realizable value based on estimated selling price less further costs to completion and disposal. The Company provides for slow-moving products by comparing inventories on hand to future projected demand. Obsolete inventory is on-hand supply of a product in excess of two years’ sales of that product or a supply of that product that the Company believes is no longer marketable. The Company revalues obsolete inventory as having no net realizable value and writes off its full carrying value. The Company has consistently applied this methodology. The Company believes that this approach is prudent and makes suitable provisions for slow-moving and obsolete inventory. When provisions are established, a new cost basis of the inventory is created.

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

As of December 31, 2010, the Company’s investments consisted of only United States Treasury securities and money market funds aggregating $212.7 million, which are maintained in cash equivalents and are carried at cost, approximating fair value, based on Level 1 inputs. There are no other recurring fair value measurements.

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

Depreciation and Amortization

Depreciation of software, machinery and equipment is provided for using accelerated methods over the following estimated useful lives:

Software	3 to 5 years
Machinery and equipment	3 to 10 years

Buildings and site improvements are depreciated using the straight-line method over their estimated useful lives, which range from 15 to 45 years. Leasehold improvements are amortized using the straight-line method over the shorter of the expected life or the remaining term of the lease. Amortization of purchased intangible assets with finite useful lives is computed using the straight-line method over the estimated useful lives of the assets.

Cost of Sales

The types of costs included in cost of sales include material, labor, factory and tooling overhead, shipping, and freight costs. Major components of these expenses are material costs, such as steel, packaging and cartons, personnel costs, and facility costs, such as rent, depreciation and utilities, related to the production and distribution of the Company’s products. Inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of the Company’s distribution network are also included in cost of sales.

Tool and Die Costs

Tool and die costs are included in product costs in the year incurred.

Shipping and Handling Fees and Costs

The Company’s general shipping terms are F.O.B. shipping point. Shipping and handling fees and costs are included in revenues and product costs, as appropriate, in the year incurred.

Product Research and Development Costs

Product research and development costs, which are included in operating expenses and are charged against income as incurred, were $6.5 million, $5.9 million and $6.1 million in 2010, 2009 and 2008, respectively. The types of costs included as product research and development expenses are typically related to salaries and benefits and supplies. The Company amortizes acquired patents over their remaining lives and performs periodic reviews for impairment. The cost of internally developed patents is expensed as incurred.

Selling Costs

Selling costs include expenses associated with selling, merchandising and marketing the Company’s products. Major components of these expenses are personnel, sales commissions, facility costs such as rent, depreciation and utilities, professional services, information technology related costs, sales promotion, advertising, literature and trade shows.

Advertising Costs

Advertising costs are included in selling expenses, are expensed when the advertising occurs, and were $5.4 million, $5.3 million and $8.9 million in 2010, 2009 and 2008, respectively.

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

Segments and Discontinued Operations

The Company had operated under two reportable segments, the connector products segment and the venting products segment. As set forth in Note 16 “Discontinued Operations,” on August 31, 2010, the Company sold substantially all of the assets and liabilities of its venting segment. Accordingly, the Company has classified the results of the venting products segment, including impairments and losses of goodwill and other assets, as discontinued operations in the Consolidated Statements of Operations for all periods presented. Except as otherwise stated below and except with respect to items reflected on the Company’s Consolidated Balance Sheets set forth above, discussion in these notes pertains to the Company’s continuing operations.

As a result of the sale of the assets of Simpson Dura-Vent Company, Inc (“Simpson Dura-Vent”), the Company has reorganized its operating segments into three reportable operating segments consisting of North America, Europe and Asia/Pacific.

Common Stock

Subject to the rights of holders of any preferred stock that may be issued in the future, holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors (the “Board”) out of legally available funds, and in the event of liquidation, dissolution or winding-up of the Company, to share ratably in all assets available for distribution. The holders of common stock have no preemptive or conversion rights. Subject to the rights of any preferred stock that may be issued in the future, the holders of common stock are entitled to one vote per share on any matter submitted to a vote of the stockholders, except that, subject to compliance with pre-meeting notice and other conditions pursuant to the Company’s Bylaws, stockholders may cumulate their votes in an election of directors, and each stockholder may give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of shares held by such stockholder or may distribute such stockholder’s votes on the same principle among as many candidates as such stockholder thinks fit. There are no redemption or sinking fund provisions applicable to the common stock.

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

The Rights will expire on June 14, 2019, or they may be redeemed by the Company at one cent per Right prior to that date. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company. One million shares of the Company’s preferred stock have been designated Series A Participating preferred stock and reserved for issuance on exercise of the Rights. No event during 2010 made the Rights exercisable.

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

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

(in thousands, except)	Year Ended December 31,
per-share amounts)	2010	2009	2008

Earnings from continuing operations, net of tax	$44,798	$14,121	$55,175

Loss from discontinued operations, net of tax	(16,212)	(1,904)	(1,241)

Net income available to common stockholders	$28,586	$12,217	$53,934

Basic weighted average shares outstanding	49,498	49,135	48,636

Dilutive effect of potential common stock equivalents — stock options	114	121	334

Diluted weighted average shares outstanding	49,612	49,256	48,970

Net earnings (loss) per share — basic:
Continuing operations	$0.91	$0.29	$1.13
Discontinued operations	(0.33)	(0.04)	(0.03)
Net income	0.58	0.25	1.11
Net earnings (loss) per share — diluted:
Continuing operations	$0.90	$0.29	$1.13
Discontinued operations	(0.33)	(0.04)	(0.03)
Net income	0.58	0.25	1.10

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	1,018	1,037	1,077

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

Comprehensive Income

Comprehensive income, which is included in the consolidated statements of stockholders’ equity, is defined as net income plus other comprehensive income. Other comprehensive income consists of changes in foreign currency translation adjustments recorded directly into stockholders’ equity. The components of accumulated other comprehensive income as of December 31, 2010, were $14.6 million, net of tax of $0.9 million, and as of December 31, 2009, were $18.8 million, net of tax of $0.9 million, all of which comprised foreign currency translation adjustments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in United States Treasury securities, money market funds and trade accounts receivable. The Company maintains its cash in demand deposit and money market accounts held primarily at eight banks.

Accounting for Stock-Based Compensation

The Company maintains two stock option plans under which it may grant incentive stock options and non-qualified stock options, although the Company has granted only non-qualified stock options under these plans. The Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”) is principally for the Company’s employees, and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”) is for its independent directors. The Company generally grants options under each of the 1994 Plan and the 1995 Plan once each year. The exercise price per share of each option granted in February 2010, February 2009 and February 2008 under the 1994 Plan equaled the closing market price per share of the Company’s common stock as reported by the New York Stock Exchange on the day preceding the day that the Compensation Committee of the Board met to approve the grant of the options. The exercise price per share under each option granted under the 1995 Plan is at the fair market value on the date specified in the 1995 Plan. Options vest and expire according to terms established at the grant date.

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

The following table represents the Company’s stock option activity, including both continuing and discontinued operations, for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
(in thousands)	2010	2009	2008

Stock option expense recognized in operating expenses	$3,338	$1,746	$3,400

Tax benefit of stock option expense in provision for income taxes	1,212	544	1,341

Stock option expense, net of tax	$2,126	$1,202	$2,059

Fair value of shares vested	$3,577	$1,690	$3,249

Proceeds to the Company from the exercise of stock options	$17,948	$7,627	$6,881

Tax benefit from exercise of stock options, including windfall (shortfall) tax benefits	$(2,430)	$(445)	$376

	At December 31,
(in thousands)	2010	2009	2008

Stock option cost capitalized in inventory	$284	$45	$101

The stock compensation expense included in cost of sales, research and development and engineering expense, selling expense, or general and administrative expense depends on the job functions performed by the employees to whom the stock options were granted. Shares of common stock issued on exercise of stock options under the plans are registered under the Securities Act of 1933.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Under the 1994 Plan, the Company allows for full vesting on ceasing to be employed by the Company if the employee becomes “retirement-eligible” by reaching age sixty. Prior to the adoption in 2006 of revised stock compensation guidance in the “Compensation — Stock Compensation” topic of the FASB ASC, stock-based employee compensation expense was recorded over the nominal vesting period and if a retirement-eligible employee retired before the end of the vesting period, the Company recorded unrecognized compensation cost at the date of retirement (the “nominal vesting period approach”). The nominal vesting period is four years of service subsequent to the grant date. The “non-substantive vesting period approach” specifies that awards, in substance, become vested when the employee’s retention of the award is no longer contingent on providing service. Under this approach, the unrecorded compensation cost is expensed when that condition is met even if the employee continues providing service to the Company. This would be the case for existing grants when an employee becomes retirement-eligible, as well as when a retirement-eligible employee is granted an award.

Goodwill

The Company reviews for impairment its indefinite lived intangible assets annually, in the fourth quarter of each year, and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the “Intangibles—Goodwill and Other” topic of the FASB ASC. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or disposition or relocation of a significant portion of a reporting unit. This topic requires that management perform a two-step impairment test on goodwill. In the first step, management compares the fair value of each reporting unit to its carrying value. The fair value calculation uses a discounted cash flow model and may be supplemented by market approaches if information is readily available. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, a second step of the impairment test must be performed to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment charge equal to the difference between the implied fair value of the goodwill and the carrying cost would be recorded.

Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is a judgment involving significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions (Level 3 fair value inputs). The Company bases its fair value estimates on assumptions that management believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The impairment charge taken in 2010, which was a result of the Company’s annual impairment test in the fourth quarter of 2010, was associated with assets that were acquired in Germany and Ireland in 2008 and was associated with the European anchor products reporting unit. The reporting unit’s carrying value exceeded the fair value, primarily due to reduced future expected net cash flows. The impairment charge taken in 2008, which was a result of the Company’s annual impairment test in the fourth quarter of 2008, was associated with assets that were acquired in England in 1999 and was associated with the Company’s U.K. reporting unit. The reporting unit’s carrying value exceeded the fair value, primarily due to reduced future expected net cash flows. The method to determine the fair value of the European anchor products and U.K. reporting units were discounted cash flow models. At December 31, 2010, the remaining balance of goodwill of the U.K. reporting unit was $1.3 million. The goodwill associated with the European anchor products reporting unit was fully impaired. The Company’s annual goodwill impairment analysis did not result in any impairment charges in 2009.

The changes in the carrying amount of goodwill, by segment, as of December 31, 2009 and 2010, were as follows:

				Venting
				Products
	North		Asia	Discontinued
(in thousands)	America	Europe	Pacific	Operations	Total

Balance as of January 1, 2009:
Goodwill	$50,042	$27,233	$560	$4,414	$82,249
Accumulated impairment losses	(10,666)	(2,964)	—	—	(13,630)
	39,376	24,269	560	4,414	68,619

Goodwill acquired	420	10,689	—	—	11,109
Adjustments due to recognition of deferred tax assets	—	3,474	—	(1)	3,473
Reclassifications	1,244	(6,317)	907	22	(4,144)
Foreign exchange	535	1,785	249	—	2,569

Balance as of December 31, 2009:
Goodwill	52,241	36,864	1,716	4,435	95,256
Accumulated impairment losses	(10,666)	(2,964)	—	—	(13,630)
	41,575	33,900	1,716	4,435	81,626

Goodwill acquired	—	1,100	—	—	1,100
Foreign exchange	186	(2,341)	225	—	(1,930)
Impairment		(6,292)	—	(4,435)	(10,727)

Balance as of December 31, 2010:
Goodwill	52,427	35,623	1,941	4,435	94,426
Accumulated impairment losses	(10,666)	(9,256)	—	(4,435)	(24,357)
	$41,761	$26,367	$1,941	$—	$70,069

As a result of the entry into the agreement to sell the assets of Simpson Dura-Vent, the Company recorded a goodwill impairment charge of $4.4 million in discontinued operations. See Note 16.

Intangible Assets

The total gross carrying amount and accumulated amortization of intangible assets subject to amortization at December 31, 2010, were $38.7 million and $15.2 million, respectively. The aggregate amount of amortization expense of intangible assets, including both continuing and discontinued operations, for the year ended December 31, 2010, was $4.6 million. As a result of the entry into the agreement to sell assets of Simpson Dura-Vent, the Company recorded an intangible assets impairment charge of $1.6 million in discontinued operations. See Note 16.

The changes in the carrying amounts of patents, unpatented technologies and non-compete agreements and other intangible assets subject to amortization, including both continuing and discontinued operations, as of December 31, 2009 and 2010, were as follows:

	Gross		Net
(in thousands)	Carrying	Accumulated	Carrying
Patents	Amount	Amortization	Amount

Balance at January 1, 2009	$6,929	$(3,130)	$3,799
Amortization	—	(628)	(628)
Foreign exchange	10	—	10
Balance at December 31, 2009	6,939	(3,758)	3,181
Amortization	—	(626)	(626)
Foreign exchange	(18)	—	(18)
Balance at December 31, 2010	$6,921	$(4,384)	$2,537

	Gross		Net
	Carrying	Accumulated	Carrying
Unpatented Technology	Amount	Amortization	Amount

Balance at January 1, 2009	$3,835	$(3,228)	$607
Acquisition	1,070	—	1,070
Reclassifications	1,866	—	1,866
Amortization	—	(1,088)	(1,088)
Foreign exchange	26	—	26
Removal of fully amortized asset	(3,835)	3,835	—
Balance at December 31, 2009	2,962	(481)	2,481
Amortization	—	(398)	(398)
Foreign exchange	(114)	—	(114)
Balance at December 31, 2010	$2,848	$(879)	$1,969

	Gross		Net
Non-Compete Agreements,	Carrying	Accumulated	Carrying
Tradmarks and Other	Amount	Amortization	Amount

Balance at January 1, 2009	$7,993	$(1,966)	$6,027
Acquisition	90	—	90
Reclassifications	240	—	240
Amortization	—	(1,547)	(1,547)
Foreign exchange	62	—	62
Removal of fully amortized asset	(290)	290	—
Balance at December 31, 2009	8,095	(3,223)	4,872
Acquisition	1,633	—	1,633
Amortization	—	(1,358)	(1,358)
Impairment	—	(166)	(166)
Foreign exchange	(164)	—	(164)
Removal of fully amortized asset	(436)	436	—
Balance at December 31, 2010	$9,128	$(4,311)	$4,817

	Gross		Net
	Carrying	Accumulated	Carrying
Customer Relationships	Amount	Amortization	Amount

Balance at January 1, 2009	$16,874	$(3,854)	$13,020
Acquisition	5,880	—	5,880
Reclassifications	1,786	—	1,786
Amortization	—	(2,865)	(2,865)
Foreign exchange	497	—	497
Removal of fully amortized asset	(1,755)	1,755	—
Balance at December 31, 2009	23,282	(4,964)	18,318
Amortization	—	(2,190)	(2,190)
Impairment	—	(1,478)	(1,478)
Foreign exchange	(507)	—	(507)
Removal of fully amortized asset	(3,018)	3,018	—
Balance at December 31, 2010	$19,757	$(5,614)	$14,143

Intangible assets, net, by segment were as follows:

	At December 31, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
Total Intangible Assets	Amount	Amortization	Amount

North America	$24,022	$(8,186)	$15,836
Europe	13,934	(2,965)	10,969
Asia/Pacific	31	(31)	—
Venting Products (discontinued operations)	3,291	(1,244)	2,047
Total	$41,278	$(12,426)	$28,852

	At December 31, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
Total Intangible Assets	Amount	Amortization	Amount

North America	$24,022	$(10,792)	$13,230
Europe	14,632	(4,396)	10,236
Total	$38,654	$(15,188)	$23,466

At December 31, 2010, estimated future amortization of intangible assets was as follows:

(in thousands)
2011	$4,323
2012	3,847
2013	3,280
2014	3,066
2015	2,333
Thereafter	6,617
$23,466

Adoption of Statements of Financial Accounting Standards

Effective January 1, 2010, the Company adopted the guidance codified in the “Consolidation” topic of the FASB ASC, amending the accounting and disclosure requirements for the consolidation of VIEs. This guidance clarifies the characteristics that identify a VIE and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risks and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that affect the VIE’s economic performance. This guidance requires the primary beneficiary assessment to be performed on a continuous basis and also requires additional disclosures about an entity’s involvement with the VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE affects the reporting entity’s consolidated financial statements. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not have and is not expected to have a material effect on the Company’s consolidated financial statements.

2.                 Acquisitions

In April 2008, the Company’s subsidiary, Simpson Strong-Tie Ireland Limited, purchased certain assets of Liebig International Ltd., an Irish company, Heinrich Liebig Stahldübelwerke GmbH, Liebig GmbH & Co. KG and Liebig International Verwaltungsgesellschaft GmbH, all German companies, Liebig Bolts Limited, an English company, and Liebig International Inc., a Virginia corporation (collectively “Liebig”). Liebig manufactures mechanical anchor products in Ireland and distributes them primarily throughout Europe through warehouses located in Germany and the United Kingdom. Liebig expanded the Company’s anchor product offerings in its European and Asia/Pacific segments. The purchase price was $19.2 million in cash, including due diligence and transaction costs. As a result of the acquisition, the Company recorded goodwill of $7.6 million, none of which is deductible for income tax purposes, and intangible assets subject to amortization of $2.7 million. The weighted-average amortization period for the intangible assets is 9.6 years. Tangible assets, including real estate, machinery and equipment, inventory and trade accounts receivable, net of liabilities assumed, accounted for the balance of the purchase price. Through this acquisition, the Company increased its presence in the European and Asian anchor markets with metric size products. The Company believes that the additional product line and geographic sales coverage will further its position in the construction products market. These factors contributed to a purchase price in excess of fair market value of Liebig’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction. In the fourth quarter of 2010, the Company, as a result of its annual impairment test, fully impaired this goodwill. See Note 1.

In July 2008, Simpson Strong-Tie purchased the equity of Ahorn-Geräte & Werkzeuge Vertriebs GmbH, a German company, and its subsidiaries Ahorn Upevnovaci Technika s.r.o., a Czech company, and Ahorn Pacific Fasteners (Kunshan) Co., Ltd., a Chinese company (collectively “Ahorn”). The acquisition broadened Simpson Strong-Tie’s collated fastener product line and added production capacity in Europe. The purchase price was $9.2 million in cash, including due diligence and transaction costs. As a result of the acquisition, the Company recorded goodwill of $3.3 million, none of which is deductible for income tax purposes, and intangible assets subject to amortization of $3.9 million. The weighted-average amortization period for the intangible assets is 7.0 years. Tangible assets, including machinery and equipment, inventory and trade accounts receivable, net of liabilities assumed, accounted for the balance of the purchase price. The Company believes that the additional product lines and geographic production and distribution will further its position in the collated fastener markets. These factors contributed to a purchase price in excess of fair market value of Ahorn’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction.

In January 2009, Simpson Strong-Tie acquired the business of RO Design Corp, a Florida corporation doing business as DeckTools, which licenses deck design and estimation software. The software provides professional deck builders, home centers and lumber yards a simple, graphics-driven solution for designing decks and estimating material and labor costs for the project. The purchase agreement provided for payments totaling $4.0 million in cash, including $2.5 million payable after the closing and treated as compensation expense when paid to the principal officer of RO Design Corp, as an employee of Simpson Strong-Tie. As a result of the acquisition, the Company recorded goodwill of $0.4 million, which is deductible for income tax purposes, and intangible assets subject to amortization of $1.1 million in the North American segment. The weighted-average amortization period for the intangible assets is 6.0 years. The Company believes that the software will add software-related sales and further its position in the connector products market. These factors contributed to a purchase price in excess of fair market value of RO Design Corp’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction.

In April 2009, the Company’s subsidiary, Simpson Strong-Tie Europe EURL, purchased the equity of Agence Internationale Commerciale et Industrielle, S.A.S. (“Aginco”). Aginco manufactures a line of high-quality builder products and distributes them in France. The purchase price was $22.2 million in cash. Through this acquisition, the Company increased its presence in the connector market, primarily in France. This factor contributed to a purchase price in excess of fair market value of Aginco’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction of $10.5 million, none of which is deductible for income tax purposes, and intangible assets subject to amortization of $6.0 million in the European segment. The weighted-average amortization period for the intangible assets is 7.9 years. Tangible assets, including machinery and equipment, inventory and trade accounts receivable, net of liabilities assumed, accounted for the balance of the purchase price. The Company believes that the increased presence will further its position in the European connector products market. This factor contributed to a purchase price in excess of fair market value of Aginco’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction.

In November 2010, the Company’s subsidiary, Socom S.A.S., purchased certain assets of CGMI, formerly called Socom S.A. (“Socom”). The purchase price was $5.2 million in cash. Socom formulates and manufactures a line of chemical anchors in France. The Company believes that the additional presence will further its position in the construction products market. This factor contributed to a purchase price in excess of fair market value of Socom’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction of $1.1 million, which is expected to be deductible for income tax purposes, and intangible assets of $1.6 million in the European segment. The weighted-average amortization period for the intangible assets is 6.9 years. Net tangible assets, including machinery and equipment and inventory accounted for the balance of the purchase price. The Company believes that the increased presence will further its position in the European anchor products market. This factor contributed to a purchase price in excess of fair market value of Socom’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction. The Company has not finalized the Socom purchase price allocation, as the Company is still obtaining information and analyzing the fair value of certain assets, and has not yet assigned the acquired goodwill to a reporting unit.

The results of operations of the Socom business acquired in 2010 are included in the Company’s consolidated results of operations since the date of the acquisition. Results of operations of acquired businesses for periods prior to 2010 were not material to the Company on either an individual or aggregate basis, and accordingly, pro forma results of operations have not been presented.

3.                 Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	December 31,
(in thousands)	2010	2009

Trade accounts receivable	$70,781	$83,892
Allowance for doubtful accounts	(1,344)	(4,667)
Allowance for sales discounts	(1,181)	(1,908)
	$68,256	$77,317

The Company sells products on credit and generally does not require collateral. The Company’s largest customer accounted for 14% of trade accounts receivable as of December 31, 2010.

4.                 Inventories

The components of inventories consisted of the following:

	December 31,
(in thousands)	2010	2009

Raw materials	$61,996	$61,408
In-process products	18,364	21,113
Finished products	71,937	81,233
	$152,297	$163,754

5.                 Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2010	2009

Land	$26,384	$23,729
Buildings and site improvements	141,834	148,381
Leasehold improvements	3,693	3,893
Machinery and equipment	186,021	226,436
	357,932	402,439
Less accumulated depreciation and amortization	(189,751)	(216,157)
	168,181	186,282
Capital projects in progress	8,891	1,532
	$177,072	$187,814

Included in property, plant and equipment at December 31, 2010 and 2009, are fully depreciated assets with an original cost of $98.6 million and $105.8 million, respectively. These fully depreciated assets are still in use in the Company’s operations.

Depreciation expense for the years ended December 31, 2010, 2009 and 2008, was $16.8 million, $19.7 million and $21.1 million, respectively.

The Company’s vacant facility in San Leandro, California, was classified as an asset held for sale as of December 31, 2010, consistent with the classification at December 31, 2009, and is being actively marketed. As of December 31, 2010, the Company also classified as assets held for sale two facilities, one in Visalia, California, which was sold in January 2011 for its approximate carrying value, and one in France, associated with the North American and European segments, respectively.  The facility in France, with a fair value of $1.2 million as determined using Level 2 inputs based on bids received from prospective buyers, was written down from its carrying amount of $1.6 million.

In March 2010, the Company acquired a facility in  San Bernardino County, California, for $19.2 million in cash. The Company plans to consolidate its operations from Brea, California, and its former leased warehouse in Ontario, California, into this facility in the second quarter of 2011. The Company sold all of the real estate associated with its Brea properties in July 2010 for $14.7 million in cash and recorded a gain on the sale of $5.2 million.

6.                 Investments

At December 31, 2010, the Company had a 40.6% equity interest in Keymark Enterprises, LLC (“Keymark”), for which the Company accounts using the equity method. Keymark develops software that assists in designing and engineering residential structures. The Company’s relationship with Keymark includes the specification of the Company’s products in the Keymark software. The Company has no obligation to make any additional capital contributions to Keymark. In October 2008, the Company made an additional voluntary capital contribution of $0.7 million to Keymark and at the same time lent $1.3 million to Keymark’s other owner, which concurrently contributed that amount to Keymark’s capital. The loan bears interest at the annual rate of 6%, and Keymark’s other owner pledged a 10% equity interest (subject to adjustment) in Keymark as collateral for the loan and interest. The Company’s sole recourse is to this equity interest. In October 2009, Keymark’s other owner defaulted under terms of the loan and pledge agreement, and the Company foreclosed on a 5.6% equity interest in Keymark, which increased the Company’s equity interest in Keymark to its current 40.6%. As a result, a principal balance of $0.7 million remained outstanding at December 31, 2010. The remaining principal and accrued interest would have been due in full in October 2010, but the Company extended the due date to March 2011. The remaining principal and interest are backed by the pledge of the additional ownership interest in Keymark of 5% (subject to adjustment) and is non-recourse.

7.                 Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2010	2009

Sales incentive and advertising accruals	$12,439	$11,823
Labor related liabilities	5,718	4,950
Vacation liability	4,697	5,449
Dividend payable	5,013	4,939
Other	3,505	2,048
	$31,372	$29,209

8.                 Debt

The Company has revolving lines of credit with different banks in the United States and Europe. The Company’s primary credit facility, a revolving line of credit with $200.0 million in available credit, charges interest at LIBOR plus 0.27% (at December 31, 2010, LIBOR plus 0.27% was 0.53%), expires in October 2012, and has commitment fees payable at the annual rate of 0.08% on the unused portion of the facility. Other revolving credit lines, with combined available credit of $4.7 million at December 31, 2010, charge interest ranging from 1.3% to 3.5% and have various maturity dates. There were no outstanding balances at December 31, 2010 or 2009.

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

The Company and its subsidiaries are required to comply with various affirmative and negative covenants. The covenants include provisions that would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations. The Company was in compliance with its financial covenants under the loan agreement as of December 31, 2010.

The Company incurs interest costs, which include interest, maintenance fees and bank charges. The amount of costs incurred, capitalized, and expensed for the years ended December 31, 2010, 2009 and 2008, consisted of the following:

	Years Ended December 31,
(in thousands)	2010	2009	2008

Interest costs incurred	$518	$471	$548
Less: Interest capitalized	(174)	(104)	(177)
Interest expense	$344	$367	$371

9.                 Commitments and Contingencies

Leases

Certain properties occupied by the Company are leased. The leases expire at various dates through 2022 and generally require the Company to assume the obligations for insurance, property taxes and maintenance of the facilities.

Rental expense for 2010, 2009 and 2008 with respect to all leased property was approximately $7.1 million, $6.6 million and $6.4 million, respectively.

At December 31, 2010, minimum rental commitments under all noncancelable leases were as follows:

(in thousands)

2011	$6,151
2012	3,953
2013	1,330
2014	962
2015	797
Thereafter	2,421
$15,614

Some of these minimum rental commitments contain renewal options and provide for periodic rental adjustments based on changes in the consumer price index or current market rental rates.

The nominal term of Simpson Strong-Tie International Inc.’s (“SSTI’s”) lease in the United Kingdom is 25 years (expiring in 2022) but provides an option to terminate without penalty in either the fifteenth year (2012) or twentieth year (2017) on one year’s written notice by SSTI. Future minimum rental payments, through 2012, under the first cancellation option of this lease are included in minimum rental commitments in the table above.

Other Contractual Obligations

Purchase obligations consist of commitments primarily related to the acquisition, construction or expansion of facilities and equipment, consulting agreements, and minimum purchase quantities of certain raw materials. The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. Debt interest obligations include interest payments on fixed-term debt, line-of-credit borrowings and annual facility fees on the Company’s primary line-of-credit facility. Interest on line-of-credit facilities was estimated based on historical borrowings and repayment patterns.

At December 31, 2010, other contractual obligations were as follows:

		Debt
	Purchase	Interest
(in thousands)	Obligations	Obligations	Total

2011	$5,728	$160	$5,888
2012	2,041	133	2,174
2013	1,874	—	1,874
2014	41	—	41
2015	—	—	—
Thereafter	—	—	—
	$9,684	$293	$9,977

Employee Relations

Approximately 16% of the Company’s employees are represented by labor unions and are covered by collective bargaining agreements. Simpson Strong-Tie’s facility in Brea, California, has two collective bargaining agreements, one with its tool and die craftsmen and maintenance workers, and the other with its sheetmetal workers. These two contracts expire February 2012 and June 2012, respectively. Simpson Strong-Tie’s facility in Stockton, California, is also a union facility with two collective bargaining agreements, which cover its tool and die craftsmen and maintenance workers, and its sheetmetal workers. These two contracts will expire June 2011 and September 2011, respectively.

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

On October 28, 2009, a patent infringement lawsuit, entitled Ei-Land Corporation v. Simpson Strong-Tie Company Inc., Simpson Manufacturing Co., Inc., et at., was filed against the Company in the United States District Court, for the Eastern District of Texas, Marshall Division, 2:09-cv-00337-TJW. In this action, Plaintiff alleges that the Company’s Steel Strong Wall® product infringes several claims of a patent owned by Plaintiff. Plaintiff seeks monetary damages in the form of a reasonable royalty based on the Company’s manufacture and sale of the allegedly infringing product. Plaintiff does not manufacture the invention disclosed by the patent-in-suit. The lawsuit is currently pending in the Eastern District of Texas, although the Company has filed a Petition for Writ of Mandamus with the Court of Appeals for the Federal Circuit requesting transfer of the case to the Northern District of California. The Federal Circuit has not yet rendered a decision on the Company’s writ petition. The Company denies the allegations of the Plaintiff’s complaint and has counterclaimed on the ground that the patent-in-suit is invalid. If the case remains pending in the Eastern District of Texas, trial is set to begin on April 2, 2012.

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

Other

Corrosion, hydrogen enbrittlement, cracking, material hardness, wood pressure-treating chemicals, misinstallations, misuse, design and assembly flaws, environmental conditions or other factors can contribute to failure of fasteners, connectors, and tool products. On occasion, some of the fasteners and connectors that the Company sells have failed, although the Company has not incurred any material liability resulting from those failures. The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions. The Company subjects its products to extensive testing, with results and conclusions published in Company catalogues and on its websites. Based on test results to date, the Company believes that, generally, if its products are appropriately selected, installed and used in accordance with the Company’s guidance, they may be reliably used in appropriate applications.

10.               Income Taxes

The provision for income taxes from continuing operations consisted of the following:

	Years Ended December 31,
(in thousands)	2010	2009	2008

Current
Federal	$20,310	$15,521	$28,936
State	3,896	3,111	4,801
Foreign	3,417	(18)	3,696
Deferred
Federal	3,673	14	(1,878)
State	1,726	49	26
Foreign	217	(1,321)	521
	$33,239	$17,356	$36,102

Income from continuing operations before income taxes for the years ended December 31, 2010, 2009 and 2008, consisted of the following:

	Years Ended December 31,
(in thousands)	2010	2009	2008

Domestic	$78,183	$49,934	$88,260
Foreign	(146)	(18,457)	3,017
	$78,037	$31,477	$91,277

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes for its continuing operations were as follows:

	Years Ended December 31,
(in thousands)	2010	2009	2008

Federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.9%	7.0%	3.5%
Tax benefit of domestic manufacturing deduction	(2.3)%	(2.9)%	(1.8)%
Change in valuation allowance	3.3%	7.6%	1.6%
Difference between United States statutory and local tax rates	2.0%	7.6%	0.3%
Change in uncertain tax position	(0.7)%	(1.7)%	—%
Other	0.4%	2.5%	1.0%
Effective income tax rate	42.6%	55.1%	39.6%

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 2010, 2009 and 2008, were as follows:

	December 31,
(in thousands)	2010	2009	2008

Current deferred tax assets
State tax	$1,197	$1,061	$1,958
Workers’ compensation	1,816	1,719	1,685
Health claims	519	391	540
Vacation liability	786	843	611
Allowance for doubtful accounts	351	1,614	1,450
Inventories	5,141	7,150	5,344
Sales incentive and advertising allowances	399	781	683
State tax credit carry forward	125	126	—
Accrued rent reserves	—	5	—
Unrealized foreign exchange gain or loss	86	96	—
Other, net	271	549	75
	10,691	14,335	12,346
Less valuation allowances	(502)	(365)	(351)
	$10,189	$13,970	$11,995

Long-term deferred tax assets (liabilities)
Depreciation	$(1,614)	$259	$(535)
Goodwill and other intangibles amortization	(1,447)	(3,704)	(1,106)
Deferred compensation related to stock options	4,841	6,562	7,550
State tax credit carry forward	—	—	126
Uncertain tax positions’ unrecognized tax benefits	1,438	1,250	1,551
Keymark investments basis difference	663	447	593
Non-United States tax loss carry forward	5,548	5,011	2,499
Tax effect on cumulative translation adjustment	(826)	(799)	(850)
Other	641	1,095	952
	9,244	10,121	10,780
Less valuation allowances	(6,665)	(4,523)	(2,025)
	$2,579	$5,598	$8,755

The total deferred tax assets for the years ended December 31, 2010, 2009 and 2008, were $19.2 million, $25.0 million and $24.3 million, respectively. The total deferred tax liabilities for the years ended December 31, 2010, 2009, and 2008, were $6.5 million, $5.5 million and $3.6 million, respectively.

At December 31, 2010, the Company had $26.7 million of tax loss carryforwards in various non-United States taxing jurisdictions. Tax loss carryforwards of $1.1 million, $3.3 million and $0.2 million will expire in 2013, 2014 and 2015, respectively, if not utilized. The remaining tax losses can be carried forward indefinitely.

At December 31, 2010 and 2009, the Company had deferred tax valuation allowances of $7.2 million and $4.9 million, respectively. The changes in the valuation allowance for the years ended December 31, 2010, 2009 and 2008, were $2.3 million, $2.5 million and $1.5 million, respectively.

The Company does not provide for federal income taxes on the undistributed earnings of its international subsidiaries because such earnings are reinvested and, in the Company’s opinion, will continue to be reinvested indefinitely. At December 31, 2010, 2009 and 2008, the Company had not provided federal income taxes on undistributed earnings of $14.6 million, $12.9 million and $16.2 million, respectively, from its international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both United States income taxes and withholding taxes in various international jurisdictions. These taxes may be partially offset by United States foreign tax credits. Determination of the related amount of unrecognized deferred United States income taxes is not practicable because of the complexities associated with this hypothetical calculation. United States federal income taxes are provided on the earnings of the Company’s foreign branches, which are included in the United States federal income tax return.

The “Income Taxes” topic of the FASB ASC prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits in 2010, 2009 and 2008 was as follows:*

(in thousands)	2010	2009	2008

Balance at January 1	$6,422	$6,705	$7,668
Additions based on tax positions related to prior years	1,236	640	573
Reductions based on tax positions related to prior years	(537)	(632)	(875)
Additions for tax positions of the current year	951	902	801
Settlements	(59)	—	—
Lapse of statute of limitations	(2,151)	(1,193)	(1,462)
Balance at December 31	$5,862	$6,422	$6,705

* Foreign currency translation amounts are included within each line as applicable.

Included in the balance of unrecognized tax benefits at December 31, 2010, 2009 and 2008, are tax positions of $1.2 million, $1.5 million and $1.8 million, respectively, which, if recognized, would reduce the effective tax rate. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of the Company’s historical accounting policy. During the years ended December 31, 2010 and 2009, accrued interest decreased by $463 thousand and $88 thousand, respectively, as a result of the reversal of accrued interest associated with the lapse of statutes of limitations. During the year ended December 31, 2008, the Company recognized $0.2 million in potential interest payments before income tax benefits. At December 31, 2010, 2009 and 2008, the Company had accrued $1.1 million, $1.6 million and $1.7 million, respectively, for the potential payment of interest, before income tax benefits.

At December 31, 2010, the Company remained subject to United States federal income tax examinations for the tax years 2007 through 2010. In addition, the Company remained subject to state, local and foreign income tax examinations primarily for the tax years 2005 through 2010.

11.               Retirement Plans

The Company has six defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. Two of the plans, covering United States employees, provide for annual contributions in amounts that the Board may authorize, subject to certain limitations, but in no event more than the amounts permitted under the Internal Revenue Code as deductible expense. The other four plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2010, 2009 and 2008, was $6.3 million, $6.1 million and $8.8 million, respectively.

The Company also contributes to various industry-wide, union-sponsored pension funds for hourly employees who are union members. Payments to these funds aggregated $1.7 million for each of the years ended December 31, 2010 and 2009, and $2.6 million for the year ended December 31, 2008.

12.               Related Party Transactions

The Company pays an airplane charter company standard hourly rates when an airplane is hired for use by its Chief Executive Officer in travel between his home and Company offices or by him and other Company employees in travel on business. For the years ended December 31, 2010, 2009 and 2008, the total cost to the Company for this and other airplanes that were used was $532 thousand, $409 thousand and $274 thousand, respectively, including $30 thousand, $27 thousand and $21 thousand, respectively, paid to the Company’s Chief Executive Officer for compensation. The independent members of the Board unanimously approved this arrangement. The Company computes the compensation cost of the use of airplanes using the Standard Industrial Fare Level (“SIFL”) tables prescribed under applicable Internal Revenue Service regulations.

In December 2007, the Company extended its lease on a property in Addison, Illinois, which is co-owned by Gerald Hagel, who has served as a vice president of Simpson Strong-Tie since March 2007. The extension is for an additional five years through 2012. The Company paid $270 thousand per year to lease the property from Mr. Hagel and his wife Susan Hagel, a former employee of Simpson Strong-Tie.

In October 2008, the Company voluntarily contributed $0.7 million to Keymark, for which the Company accounts using the equity method, and lent $1.3 million to Keymark’s other owner, which concurrently contributed that amount to Keymark’s capital. See Note 6.

In 2010, the Company paid Keymark $0.8 million for professional fees owed to Keymark for software development. In December 2009, the Company lent $0.6 million to Keymark for working capital needs. This loan bears interest at an annual rate of 7%, payable monthly, and the principal amount will be due and payable in December 2012. This loan is backed by the intellectual property of Keymark.

In December 2009 and January 2010, the Company made loans of $0.7 million and $1.8 million to two entities related to Keymark. Both of these loans bear interest at an annual rate of 5.5%, payable monthly, and the principal amounts will be due and payable in February 2013, or earlier if Keymark is sold. Each of these loans is backed by a real property deed of trust.

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

The assumptions used in the Black-Scholes option pricing model for options committed to be granted in 2011, and for those granted in 2010, 2009 and 2008, for both continuing and discontinued operations, were as follows:

Number		Risk-
of Options		Free
Granted	Grant	Interest	Dividend	Expected			Fair
(in thousands)	Date	Rate	Yield	Life	Volatility	Exercise Price	Value

1994 Plan
1,362	02/03/11	2.62%	1.75%	6.2 years	39.0%	$29.66 to $32.63	$10.33
148	02/02/10	2.93%	1.62%	6.5 years	36.0%	$24.75	$8.46
24	02/23/09	2.08%	2.48%	6.5 years	30.9%	$16.10	$4.06
29	02/04/09	2.17%	1.88%	6.5 years	30.9%	$21.25	$5.86
14	04/23/08	3.15%	1.55%	6.0 years	27.1%	$25.74	$6.92
40	02/13/08	2.90%	1.68%	6.0 years	27.1%	$23.78	$6.16

1995 Plan
30	02/15/11	2.92%	1.76%	6.6 years	38.0%	$29.58	$10.49

No options were granted under the 1995 Plan in 2010, 2009 or 2008.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2010:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value*
Non-Qualified Stock Options	(in thousands)	Price	Life	(in thousands)

Outstanding at January 1, 2010	1,792	$31.31	2.2	$1,680
Granted	148	$24.75
Exercised	(707)	$25.40
Forfeited	(109)	$31.05
Outstanding at December 31, 2010	1,124	$34.19	2.6	$1,891
Outstanding and expected to vest at December 31, 2010	1,116	$34.26	2.6	$1,833
Exercisable at December 31, 2010	944	$36.05	2.0	$687

*     The intrinsic value represents the amount by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $30.91 on December 31, 2010.

The total intrinsic value of options exercised during the three years ended December 31, 2010, 2009 and 2008, was $1.4 million, $3.0 million and $3.7 million, respectively.

A summary of the status of unvested options as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Options	(in thousands)	Fair Value

Unvested at January 1, 2010	140	$8.57
Granted	148	$8.46
Vested	(108)	$9.62
Unvested at December 31, 2010	180	$7.85

As of December 31, 2010, total unrecognized compensation cost of $12.6 million was related to unvested share-based compensation arrangements granted under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 4.0 years. Options granted under the 1995 Plan are fully vested and expense is fully recognized as of the date of grant.

The Company also maintains a Stock Bonus Plan whereby it awards shares to employees, who do not otherwise participate in one of the Company’s stock option plans. The number of shares awarded, as well as the period of service, are considered by the Compensation Committee of the Board, at its discretion. In 2010, 2009 and 2008, the Company issued, and committed to issue, 8 thousand, 10 thousand and 11 thousand shares, respectively, which resulted in pre-tax compensation charges, for both continuing and discontinued operations, of $0.4 million, $0.5 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. These employees are also awarded cash bonuses, which are included in these charges, to compensate for their income taxes payable as a result of the stock bonuses. Shares have been issued under this Plan in the year following the year in which the employee reached the tenth anniversary of employment with the Company.

14.                                              Segment Information

The Company is organized into three reporting segments. The segments are defined by the regions where the Company’s products are manufactured, marketed and distributed to the Company’s customers. The three regional segments are the North American segment, comprising primarily the United States and Canada, the European segment and the Asia/Pacific segment, comprising the Company’s operations in China, Hong Kong, the south Pacific and the Middle East. These segments are similar in several ways, including the types of materials, the production processes, the distribution channels and the product applications.

The Company was organized into two reporting segments, connector products and venting products. The Company changed its reporting segments after selling its venting products business in 2010. The Company has restated the corresponding segment information for each period presented.

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of December 31, 2010, 2009 and 2008, or for the years then ended:

(in thousands)	North		Asia/	Administrative
2010	America	Europe	Pacific	& All Other	Total

Net sales	$444,622	$101,314	$9,232	$319	$555,487
Sales to other segments *	3,994	136	9,140	—	13,270
Income (loss) from operations	81,007	(3,674)	(111)	1,202	78,424
Depreciation and amortization	13,588	4,626	1,233	1,704	21,151
Goodwill impairment	—	6,292	—	—	6,292
Long-lived asset impairment	—	419	—	—	419
Significant non-cash charges	2,645	390	47	607	3,689
Income tax expense	28,712	2,440	289	1,798	33,239
Capital expenditures and acquisitions	26,305	6,370	512	368	33,555
Total assets	557,762	123,669	25,576	167,702	874,709

	North		Asia/	Administrative
2009	America	Europe	Pacific	& All Other	Total

Net sales	$427,428	$93,616	$5,500	$—	$526,544
Sales to other segments *	5,129	282	2,274	—	7,685
Income (loss) from operations	49,895	(12,050)	(4,013)	(2,336)	31,496
Depreciation and amortization	17,062	5,006	972	2,127	25,167
Long-lived asset impairment	—	197	—	—	197
Significant non-cash charges	1,718	307	12	115	2,152
Income tax expense (benefit)	16,146	(364)	(152)	1,726	17,356
Capital expenditures and acquisitions	3,816	30,372	3,673	1,626	39,487
Total assets	496,970	133,676	20,150	193,009	843,805

	North		Asia/	Administrative
2008	America	Europe	Pacific	& All Other	Total

Net sales	$553,018	$118,363	$5,343	$—	$676,724
Sales to other segments *	3,913	13	62	—	3,988
Income (loss) from operations	96,472	(1,829)	(3,054)	(2,432)	89,157
Depreciation and amortization	19,861	3,980	241	1,775	25,857
Goodwill impairment	—	2,964	—	—	2,964
Significant non-cash charges	2,818	430	20	423	3,691
Income tax expense	33,528	2,278	55	241	36,102
Capital expenditures and acquisitions	4,275	29,569	8,090	10,396	52,330
Total assets	494,803	108,067	9,863	217,467	830,200

* The sales to other segments are eliminated on consolidation.

Total assets from discontinued operations of $71.6 million and $77.2 million at December 31, 2009 and 2008, respectively, and capital expenditures and acquisitions from the discontinued operations of $0.4 million and $10.0 million for the years ended December 31, 2009 and 2008, respectively, are included in “Administrative and All Other” for each of the years presented.

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore has been included in the total assets of “Administrative and All Other.” Cash and short-term investment balances in “Administrative and All Other” were $274.6 million, $205.1 million and $136.2 million as of December 31, 2010, 2009 and 2008, respectively. The significant non-cash charges comprise compensation related to the awards under the stock option plans and the stock bonus plan. The Company’s measure of profit or loss for its reportable segments is income (loss) from operations. The reconciling amounts between consolidated income before tax and consolidated income from operations are net interest income, which is primarily attributed to “Administrative and All Other,” and loss from equity method investment, which is attributed to the North American segment.

The following table illustrates how the Company’s net sales and long-lived assets were distributed geographically as of December 31, 2010, 2009 and 2008, or for the years then ended:

	2010		2009		2008
	Net	Long-Lived	Net	Long-Lived	Net	Long-Lived
(in thousands)	Sales	Assets	Sales	Assets	Sales	Assets

United States	$401,675	$154,182	$393,078	$157,228	$510,336	$172,185
Canada	43,165	6,117	34,121	5,818	42,334	5,231
Denmark	18,623	3,533	18,893	4,658	29,175	4,616
United Kingdom	20,233	1,660	18,157	2,150	25,882	1,248
France	34,552	12,573	31,897	13,634	30,538	5,952
Germany	24,221	1,278	21,269	1,434	28,315	1,990
Ireland	2,769	3,454	2,552	3,993	3,637	4,177
China/Hong Kong	5,027	10,522	2,890	11,105	2,659	9,056
Australia	4,205	276	2,610	344	2,685	72
Other countries	1,017	604	1,077	626	1,163	495
	$555,487	$194,199	$526,544	$200,990	$676,724	$205,022

Net sales and long-lived assets, net of intangible assets, are attributable to the country where the operations are located. Long-lived assets of the Company’s discontinued venting operations, which were sold in 2010, were $12.0 million and $15.1 million, respectively, at December 31, 2009 and 2008, and are included in the “United States” amount for those years.

The Company’s largest customer, attributable mostly to the North America segment, accounted for 11%, 12% and 10% of net sales for the years ended December 31, 2010, 2009 and 2008, respectively.

15.                                 Subsequent Events

In February 2011, the Board declared a dividend of $0.125 per share, a total currently estimated at $6.3 million, to be paid on April 28, 2011, to stockholders of record on April 7, 2011.

In February 2011, the Board authorized the Company to repurchase up to $100.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2011.

16.                                 Discontinued Operations

On August 31, 2010, the Company sold substantially all of the assets and liabilities of Simpson Dura-Vent to M&G Holding B.V. and M&G Dura-Vent, Inc. (collectively (“M&G”) pursuant to an agreement dated June 30, 2010. The Company decided to sell the assets of Simpson Dura-Vent to focus exclusively on the development of its profitable connector products business. Simpson Dura-Vent represented the Company’s entire venting operating segment. The sale price, which is subject to post-closing adjustments, was $28.3 million, of which $27.7 million was received on closing. The Company recorded a loss on sale of $0.7 million.

The results from discontinued operations, including the impairment charges described below, for the years ended December 31, 2010, 2009 and 2008, were as follows:

	Years Ended December 31,
(in thousands)	2010*	2009	2008

Net sales	$33,372	$58,526	$79,775
Cost of sales	28,073	49,851	70,027
Gross profit	5,299	8,675	9,748
Operating expenses	6,683	11,560	11,363
Impairment charge	21,350	—	—
Loss on sale	657	—	—
Other expenses	28	101	10
Loss from discontinued operations	(23,419)	(2,986)	(1,625)
Benefit from income taxes from discontinued operations	(7,207)	(1,082)	(384)
Loss from discontinued operations, net of tax	$(16,212)	$(1,904)	$(1,241)

* The Company sold the discontinued operation on August 31, 2010.

The Company sold the following Simpson Dura-Vent net assets and liabilities, valued at their book value:

(in thousands)
Accounts receivable	$11,925
Inventory	18,164
Other current assets	30
Accounts payable	(436)
Other accrued liabilities	(680)
Total net assets sold	$29,003

The net loss of $0.7 million recorded on the sale of the Simpson Dura-Vent net assets and liabilities is calculated as follows:

(in thousands)
Net proceeds received	$28,346
Carrying value of net assets sold	29,003
Loss on sale	$657

In the second quarter of 2010, as a result of the entry into the agreement to sell assets of Simpson Dura-Vent, the Company recorded a pre-tax impairment charge of $21.4 million based on Level 2 fair value inputs, which included professional fees of $0.7 million, in discontinued operations. The assets impaired consisted of goodwill in the amount of $4.4 million, intangible assets of $1.6 million, fixed assets of $10.7 million, inventory of $3.8 million and other non-current assets of $0.2 million. The Company retained its real estate in Vacaville, California, all Simpson Dura-Vent balances related to cash, employee-related liabilities and specified long-term liabilities. On completion of the sale of the assets, the Company leased its facilities in Vacaville, California, to M&G for approximately $0.9 million per year for ten years.

17.                                 Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for each of the quarters in 2010 and 2009:

	2010				2009
(in thousands, except	Fourth	Third	Second	First	Fourth	Third	Second	First
per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$119,606	$146,447	$165,614	$123,820	$115,118	$150,085	$152,198	$109,144
Cost of sales	71,979	80,750	88,828	69,793	77,585	92,724	92,987	78,349
Gross profit	47,627	65,697	76,786	54,027	37,533	57,361	59,211	30,795

Research and development and other engineering	4,954	5,715	5,700	4,742	4,752	4,632	4,860	4,512
Selling	15,865	15,946	16,610	14,872	14,488	14,200	15,409	14,693
General and administrative	22,331	20,001	20,524	16,933	18,748	18,188	19,033	19,094
Impairment of goodwill	6,292	—	—	—	—	—	—	—
Loss (gain) on sale of assets	43	(5,217)	15	388	561	164	180	(111)
Income (loss) from operations	(1,858)	29,252	33,937	17,092	(1,016)	20,177	19,729	(7,393)

Income (loss) in equity method investment	(106)	(153)	(131)	(144)	20	—	(21)	(193)
Interest income (expense), net	—	110	26	12	66	39	(34)	103
Income (loss) from continuing operations before income taxes	(1,964)	29,209	33,832	16,960	(930)	20,216	19,674	(7,483)

Provision for (benefit from) income taxes from continuing operations	2,535	10,801	12,773	7,130	1,844	8,012	8,442	(942)

Income from continuing operations, net of tax	(4,499)	18,408	21,059	9,830	(2,774)	12,204	11,232	(6,541)

Discontinued operations:
Income (loss) from discontinued operations	—	(1,196)	(21,176)	(1,048)	(16)	800	(824)	(2,946)
Provision for (benefit from) income taxes from discontinued operations	—	30	(6,820)	(417)	25	246	(275)	(1,078)

Income (loss) from discontinued operations, net of tax	—	(1,226)	(14,356)	(631)	(41)	554	(549)	(1,868)

Net income (loss)	$(4,499)	$17,182	$6,703	$9,199	$(2,815)	$12,758	$10,683	$(8,409)

Earnings (loss) per common share:

Basic
Continuing operations	$(0.09)	$0.37	$0.43	$0.20	$(0.06)	$0.25	$0.23	$(0.13)
Discontinued operations	—	(0.02)	(0.29)	(0.01)	—	0.01	(0.01)	(0.04)
Net income	(0.09)	0.35	0.14	0.19	(0.06)	0.26	0.22	(0.17)

Diluted
Continuing operations	$(0.09)	$0.37	$0.42	$0.20	$(0.06)	$0.25	$0.23	$(0.13)
Discontinued operations	—	(0.02)	(0.29)	(0.01)	—	0.01	(0.01)	(0.04)
Net income	(0.09)	0.35	0.14	0.19	(0.06)	0.26	0.22	(0.17)

Cash dividends declared per common share	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10

Basic and diluted income per common share for each of the quarters presented above is based on the respective weighted average numbers of common and dilutive potential common shares outstanding for each quarter, and the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per common share amounts.

In the fourth quarter of 2010, the Company recorded an impairment charge of goodwill of $6.3 million. See Note 1 — “Goodwill and Intangible Assets.”

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

for the years ended December 31, 2010, 2009 and 2008

Column A	Column B	Column C		Column D	Column E
		Additions
		Charged	Charged
	Balance at	to Costs	to Other		Balance
(in thousands)	Beginning	and	Accounts –		at End
Classification	of Year	Expenses	Write-offs	Deductions	of Year
Year Ended December 31, 2010
Allowance for doubtful accounts	$4,667	$(81)	$—	$3,242	$1,344
Allowance for obsolete inventory	10,882	5,046	—	5,297	10,631
Allowance for sales discounts	1,908	794	—	1,521	1,181
Allowance for deferred tax assets	4,888	3,344	—	1,065	7,167

Year Ended December 31, 2009
Allowance for doubtful accounts	4,368	666	—	367	4,667
Allowance for obsolete inventory	10,029	900	—	47	10,882
Allowance for sales discounts	1,556	1,623	—	1,271	1,908
Allowance for deferred tax assets	2,376	2,685	—	173	4,888

Year Ended December 31, 2008
Allowance for doubtful accounts	2,724	2,431	—	787	4,368
Allowance for obsolete inventory	10,338	440	—	749	10,029
Allowance for sales discounts	1,815	1,600	—	1,859	1,556
Allowance for deferred tax assets	918	1,507	—	49	2,376

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. As of December 31, 2010, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of that date and that the Company’s disclosure controls and procedures at that date were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting. During the three months ended December 31, 2010, the Company made no changes to its internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

The Company’s management has excluded Socom from its assessment of internal control over financial reporting as of December 31, 2010, because it was acquired by the Company during 2010. The total assets and total net sales of this acquisition represent less than 1% of the respective related consolidated financial statement amounts as of and for the year ended December 31, 2010.

PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 26, 2011, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2010, which information is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 26, 2011, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2010, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 26, 2011, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2010, which information is incorporated herein by reference. The other information required by this Item appears in this report under “Item 5 — Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 26, 2011, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2010, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 26, 2011, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2010, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report:

1.     Consolidated financial statements

The following consolidated financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2009 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2010, is filed as part of this Annual Report:

Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2010, 2009 and 2008

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

3.2                     Bylaws of Simpson Manufacturing Co., Inc., as amended through December 13, 2010, are incorporated by reference to Exhibit 3.2 of its Current Report on Form 8-K dated December 16, 2010.

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

10.4             Credit Agreement dated as of October 10, 2007, among Simpson Manufacturing Co., Inc. as Borrower, the Lenders party thereto, Wells Fargo Bank as Agent, and Simpson Strong Tie Company Inc., and Simpson Strong-Tie International, Inc. as Guarantors, is incorporated by reference to Exhibit 10.4 of Simpson Manufacturing Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.5             Form of Indemnification Agreement between Simpson Manufacturing Co., Inc. and its directors and executive officers, as well as the officers of Simpson Strong-Tie Company Inc. and Simpson Dura-Vent Company, Inc., is incorporated by reference to Exhibit 10.2 of Simpson Manufacturing Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.6               Compensation of Named Executive Officers is incorporated by reference to Exhibit 10 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated February 8, 2011.

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

101                  Financial statements from the annual report on Form 10-K of Simpson Manufacturing Co., Inc. for the year ended December 31, 2010, formatted in XBRL, are filed herewith and include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2011	Simpson Manufacturing Co., Inc.
(Registrant)

By	/s/Karen Colonias
Karen Colonias
Chief Financial Officer
and Duly Authorized Officer
of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/Thomas J Fitzmyers	President, Chief Executive	February 28, 2011
(Thomas J Fitzmyers)	Officer and Director

Chief Financial Officer:

/s/Karen Colonias	Chief Financial Officer,	February 28, 2011
(Karen Colonias)	Treasurer and Secretary
(principal accounting and financial officer)

Directors:

/s/Barclay Simpson	Chairman of the Board	February 28, 2011
(Barclay Simpson)

/s/Jennifer A. Chatman	Director	February 28, 2011
(Jennifer A. Chatman)

/s/Earl F. Cheit	Director	February 28, 2011
(Earl F. Cheit)

/s/Gary M. Cusumano	Director	February 28, 2011
(Gary M. Cusumano)

/s/Peter N. Louras	Director	February 28, 2011
(Peter N. Louras)

/s/Robin G. MacGillivray	Director	February 28, 2011
(Robin G. MacGillivray)

/s/Barry Lawson Williams	Director	February 28, 2011
(Barry Lawson Williams)