Form 10-Q
period 2011-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2011-05-06
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

The number of shares of the registrant’s common stock outstanding as of March 31, 2011: 50,108,673

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	March 31,		December 31,
	2011	2010	2010
ASSETS
Current assets
Cash and cash equivalents	$301,231	$202,843	$335,049
Trade accounts receivable, net	91,076	93,030	68,256
Inventories	166,966	180,684	152,297
Deferred income taxes	10,360	13,657	10,189
Assets held for sale	9,148	7,887	10,787
Other current assets	11,927	13,054	14,678
Total current assets	590,708	511,155	591,256

Property, plant and equipment, net	184,606	200,975	177,072
Goodwill	71,338	79,608	70,069
Intangible assets, net	22,896	26,889	23,466
Equity method investment	200	604	213
Other noncurrent assets	13,422	16,722	12,633
Total assets	$883,170	$835,953	$874,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$29,822	$25,606	$35,164
Accrued liabilities	31,831	29,548	31,372
Accrued profit sharing trust contributions	6,508	1,858	5,591
Accrued cash profit sharing and commissions	5,396	3,508	2,805
Accrued workers’ compensation	4,715	4,374	4,684
Total current liabilities	78,272	64,894	79,616

Long-term liabilities	7,833	8,924	7,300
Total liabilities	86,105	73,818	86,916

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, at par value	500	493	500
Additional paid-in capital	167,025	146,711	165,425
Retained earnings	608,056	602,754	607,241
Accumulated other comprehensive income	21,484	12,177	14,627
Total stockholders’ equity	797,065	762,135	787,793
Total liabilities and stockholders’ equity	$883,170	$835,953	$874,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per-share amounts, unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net sales	$132,536	$123,820
Cost of sales	75,588	69,793
Gross profit	56,948	54,027

Operating expenses:
Research and development and other engineering	5,994	4,742
Selling	17,075	14,872
General and administrative	21,621	16,932
Loss (gain) on sale of assets	(25)	389
	44,665	36,935

Income from operations	12,283	17,092

Loss in equity method investment, before tax	(14)	(144)
Interest income, net	72	12
Income from continuing operations before taxes	12,341	16,960
Provision for income taxes from continuing operations	5,263	7,130
Income from continuing operations, net of tax	7,078	9,830
Loss from discontinued operations, net of tax	—	(631)
Net income	$7,078	$9,199

Earnings (loss) per common share:

Basic
Continuing operations	$0.14	$0.20
Discontinued operations	—	(0.01)
Net income	0.14	0.19

Diluted
Continuing operations	$0.14	$0.20
Discontinued operations	—	(0.01)
Net income	0.14	0.19

Number of shares outstanding
Basic	50,107	49,388
Diluted	50,165	49,520

Cash dividends declared per common share	$0.125	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the three months ended March 31, 2010 and 2011 and nine months ended December 31, 2010

(In thousands except per-share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance, January 1, 2010	49,377	$493	$146,036	$598,493	$18,762	$763,784
Comprehensive income:
Net income	—	—	—	9,199	—	9,199
Other comprehensive income:
Translation adjustment, net of tax of $3	—	—	—	—	(6,585)	(6,585)
Comprehensive income						2,614
Stock options exercised	4	—	92	—	—	92
Stock compensation	—	—	382	—	—	382
Tax effect of options exercised	—	—	(76)	—	—	(76)
Cash dividends declared on common stock, $0.10 per share	—	—	—	(4,938)	—	(4,938)
Common stock issued at $26.89 per share for stock bonus	10	—	277	—	—	277
Balance, March 31, 2010	49,391	493	146,711	602,754	12,177	762,135
Comprehensive income:
Net income	—	—	—	19,387	—	19,387
Other comprehensive income:
Translation adjustment, net of tax of $9	—	—	—	—	2,450	2,450
Comprehensive income						21,837
Stock options exercised	703	7	17,849	—	—	17,856
Stock compensation	—	—	3,195	—	—	3,195
Tax effect of options exercised	—	—	(2,354)	—	—	(2,354)
Cash dividends declared on common stock, $0.30 per share	—	—	—	(14,900)	—	(14,900)
Common stock issued at $22.04 per share for stock bonus	2	—	24	—	—	24
Balance, December 31, 2010	50,096	500	165,425	607,241	14,627	787,793
Comprehensive income:
Net income	—	—	—	7,078	—	7,078
Other comprehensive income:
Translation adjustment, net of tax of $(1)	—	—	—	—	6,857	6,857
Comprehensive income						13,935
Stock options exercised	6	—	154	—	—	154
Stock compensation	—	—	1,281	—	—	1,281
Tax effect of options exercised	—	—	(39)	—	—	(39)
Cash dividends declared on common stock, $0.125 per share	—	—	—	(6,263)	—	(6,263)
Common stock issued at $30.91 per share for stock bonus	7	—	204	—	—	204
Balance, March 31, 2011	50,109	$500	$167,025	$608,056	$21,484	$797,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months
	Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$7,078	$9,199
Adjustments to reconcile net income to net cash used in operating activities:
Loss (gain) on sale of assets	(25)	389
Depreciation and amortization	4,972	6,276
Deferred income taxes	(740)	225
Noncash compensation related to stock plans	1,521	469
Loss in equity method investment	14	144
Excess tax benefit of options exercised	4	—
Provision for (recovery of) doubtful accounts	126	(406)
Provision for excess and obsolete inventory	—	477
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable	(21,896)	(16,286)
Inventories	(13,103)	(18,922)
Trade accounts payable	(6,250)	(2,194)
Income taxes payable	2,943	5,341
Accrued profit sharing trust contributions	905	(5,165)
Accrued cash profit sharing and commissions	2,534	1,126
Other current assets	(692)	(1,339)
Accrued liabilities	(647)	936
Long-term liabilities	627	108
Accrued workers’ compensation	31	21
Other noncurrent assets	190	95
Net cash used in operating activities	(22,408)	(19,506)

Cash flows from investing activities
Capital expenditures	(10,095)	(20,293)
Proceeds from sale of capital assets	1,786	46
Loans made to related parties	—	(1,798)
Loans repaid by related parties	—	50
Net cash used in investing activities	(8,309)	(21,995)

Cash flows from financing activities
Issuance of common stock	154	92
Excess tax benefit of options exercised	(4)	—
Dividends paid	(5,010)	(4,939)
Net cash used in financing activities	(4,860)	(4,847)

Effect of exchange rate changes on cash	1,759	(1,190)

Net decrease in cash and cash equivalents	(33,818)	(47,538)
Cash and cash equivalents at beginning of period	335,049	250,381
Cash and cash equivalents at end of period	$301,231	$202,843

Noncash activity during the period
Noncash capital expenditures	$66	$—
Dividends declared but not paid	$6,263	$4,938
Issuance of Company’s common stock for compensation	$204	$277

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

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These interim statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report”).

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and incentives, whether actual or estimated, based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectibility is reasonably assured and pricing is fixed or determinable. The Company’s general shipping terms are F.O.B. shipping point, where title is transferred and revenue is recognized when the products are shipped to customers. When the Company sells F.O.B. destination point, title is transferred and the Company recognizes revenue on delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing after-market repair and maintenance, engineering activities, software license sales and services and lease income, though significantly less than 1% of net sales and not material to the consolidated financial statements, are recognized as the services are completed or the software products and services are delivered. If actual costs of sales returns, incentives and discounts were to significantly exceed the recorded estimated allowance, the Company’s sales would be adversely affected.

Segment and Discontinued Operations Information

The Company had operated under two reportable segments, the connector products segment and the venting products segment. As set forth in Note 11 “Discontinued Operations,” on August 31, 2010, the Company sold substantially all of the assets and liabilities of its venting segment. Accordingly, the Company has classified the results of the venting products segment, including impairments and losses of goodwill and other assets, as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. Except as otherwise stated below and except with respect to items reflected on the Company’s Condensed Consolidated Balance Sheets, discussion in these notes pertains to the Company’s continuing operations.

As a result of the sale of the assets of Simpson Dura-Vent Company, Inc (“Simpson Dura-Vent”), the Company has reorganized its operating segments into three reportable operating segments consisting of North America, Europe and Asia/Pacific.

Net Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed based on the weighted average number of common shares outstanding. Potentially dilutive securities, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings (loss) per share (“EPS”) to diluted EPS:

	Three Months Ended
(in thousands, except)	March 31,
per-share amounts)	2011	2010

Earnings from continuing operations, net of tax	$7,078	$9,830

Loss from discontinued operations, net of tax	—	(631)

Net income available to common stockholders	$7,078	$9,199

Basic weighted average shares outstanding	50,107	49,388

Dilutive effect of potential common stock equivalents — stock options	58	132

Diluted weighted average shares outstanding	50,165	49,520

Net earnings (loss) per share — basic:
Continuing operations	$0.14	$0.20
Discontinued operations	—	(0.01)
Net income	0.14	0.19

Net earnings (loss) per share — diluted:
Continuing operations	$0.14	$0.20
Discontinued operations	—	(0.01)
Net income	0.14	0.19

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	1,743	1,066

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share.

Accounting for Stock-Based Compensation

With the approval of the Company’s stockholders on April 26, 2011, the Company adopted the Simpson Manufacturing Co., Inc. 2011 Incentive Plan (the “2011 Plan”). The 2011 Plan amended and restated in their entirety, and incorporated and superseded, both the Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”), which was principally for the Company’s employees, and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”), which was for its independent directors. Options previously granted under the 1994 Plan or the 1995 Plan will not be affected by the adoption of the 2011 Plan and will continue to be governed by the 1994 Plan or the 1995 Plan, respectively.

Under the 1994 Plan, the Company could grant incentive stock options and non-qualified stock options, although the Company granted only non-qualified stock options under the 1994 Plan and the 1995 Plan. The Company generally granted options under each of the 1994 Plan and the 1995 Plan once each year. The exercise price per share of each option granted in February 2011 and February 2010 under the 1994 Plan equaled the closing market price per share of the Company’s common stock as reported by the New York Stock Exchange on the day preceding the day that the Compensation and Leadership Development Committee of the Company’s Board of Directors met to approve the grant of the options. The exercise price per share under each option granted under the 1995 Plan is at the fair market value on the date specified in the 1995 Plan. Options vest and expire according to terms established at the grant date. Options granted under the 1994 Plan typically vest evenly over the requisite service period of four years and have a term of seven years. The vesting of options granted under the 1994 Plan will be accelerated if the grantee ceases to be employed by the Company after reaching age 60 or if there is a change in control of the Company. Options granted under the 1995 Plan are fully vested on the date of grant. Shares of common stock issued on exercise of stock options under the 1994 Plan and the 1995 Plan are registered under the Securities Act of 1933.

Under the 2011 Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock and restricted stock units, although the Company currently intends to award primarily restricted stock units and to a lesser extent, if at all, non-qualified stock options. The Company does not currently intend to award incentive stock options or restricted stock. Under the 2011 Plan, no more than 16.3 million shares of the Company’s common stock may be issued (including shares already sold) pursuant to all awards under the 2011 Plan, including on exercise of options previously granted under the 1994 Plan and the 1995 Plan. The Company currently intends that shares of common stock to be issued pursuant to the 2011 Plan will be registered under the Securities Act of 1933.

The following table represents the Company’s stock option activity, including both continuing and discontinued operations, for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Stock option expense recognized in operating expenses	$1,449	$366

Tax benefit of stock option expense in provision for income taxes	522	110

Stock option expense, net of tax	$927	$256

Fair value of shares vested	$1,281	$382

Proceeds to the Company from the exercise of stock options	$154	$92

Tax effect from exercise of stock options, including shortfall tax benefits	$(39)	$(76)

	At March 31,
	2011	2010
Stock option cost capitalized in inventory	$115	$61

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

As of March 31, 2011, the Company’s investments consisted of only United States Treasury securities and money market funds aggregating $215.4 million, which are maintained in cash equivalents and are carried at cost, approximating fair value, based on Level 1 inputs. There are no other recurring or non-recurring fair value measurements.

Income Taxes

The Company uses an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in each interim period. The provision for income taxes for the first quarter of 2010, however, has been computed based on that quarter as a discrete period due to the uncertainty regarding the Company’s ability to reliably estimate income before taxes during 2010, primarily as a result of uncertainty in the construction markets in which the Company operates.

The following table presents the Company’s effective tax rates and income tax expense for the three months ended March 31, 2011 and 2010:

	Three Months Ended
(in thousands, except)	March 31,
percentage amounts)	2011	2010

Effective tax rate	42.6%	42.0%

Provision for income taxes	$5,263	$7,130

Recently Issued Accounting Standards

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

2.             Trade Accounts Receivable, Net

Trade accounts receivable consist of the following:

	At March 31,		At December 31,
(in thousands)	2011	2010	2010

Trade accounts receivable	$94,641	$100,051	$70,781
Allowance for doubtful accounts	(1,457)	(4,198)	(1,344)
Allowance for sales discounts and returns	(2,108)	(2,823)	(1,181)
	$91,076	$93,030	$68,256

3.             Inventories

Inventories consist of the following:

	At March 31,		At December 31,
(in thousands)	2011	2010	2010

Raw materials	$70,780	$75,953	$61,996
In-process products	19,218	20,267	18,364
Finished products	76,968	84,464	71,937
	$166,966	$180,684	$152,297

4.             Property, Plant and Equipment, Net

Property, plant and equipment, net, consist of the following:

	At March 31,		At December 31,
(in thousands)	2011	2010	2010

Land	$29,287	$23,543	$26,384
Buildings and site improvements	143,227	147,446	141,834
Leasehold improvements	3,794	3,819	3,693
Machinery and equipment	187,819	225,594	186,021
	364,127	400,402	357,932
Less accumulated depreciation and amortization	(194,869)	(220,303)	(189,751)
	169,258	180,099	168,181
Capital projects in progress	15,348	20,876	8,891
	$184,606	$200,975	$177,072

The Company’s vacant facilities in San Leandro, California, and in France, remained classified as assets held for sale at March 31, 2011, consistent with the classification at December 31, 2010. In April 2011, the facility in France was sold for its approximate carrying cost. If the Company concludes that the San Leandro facility is expected to be sold below carrying value, the Company will record an impairment charge equal to the amount by which carrying value exceeds net estimated realizable value.  An impairment charge, if any, is not expected to be material to the Company’s results of operations.

5.             Investments

Equity Method Investment

At December 31, 2010, the Company had a 40.6% equity interest in Keymark Enterprises, LLC (“Keymark”), for which the Company accounts using the equity method. Keymark develops software that assists in designing and engineering residential structures. The Company’s relationship with Keymark includes the specification of the Company’s products in the Keymark software. The Company has no obligation to make any additional capital contributions to Keymark. In March 2011, Keymark's other owner defaulted on its loan and pledge agreement, entered into with the Company in October 2008, for the payment of the remaining balance of $0.7 million that was due in March 2011. As a result, the Company was assigned an additional 5.5% equity interest pursuant to the pledge agreement, which discharged the remaining debt. The Company's equity interest in Keymark is now 46.1%.

6.             Goodwill and Intangible Assets, Net

Goodwill was as follows:

	At March 31,		At December 31,
(in thousands)	2011	2010	2010

North America	$41,871	$41,697	$41,761
Europe	27,500	31,730	26,367
Asia/Pacific	1,967	1,746	1,941
Venting products (discontinued operations)	—	4,435	—
Total	$71,338	$79,608	$70,069

Intangible assets, net, were as follows:

	At March 31, 2011
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount

North America	$24,022	$(11,443)	$12,579
Europe	15,078	(4,761)	10,317
Total	$39,100	$(16,204)	$22,896

	At March 31, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

North America	$24,022	$(8,838)	$15,184
Europe	12,388	(2,528)	9,860
Venting products (discontinued operations)	3,291	(1,446)	1,845
Total	$39,701	$(12,812)	$26,889

	At December 31, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

North America	$24,022	$(10,792)	$13,230
Europe	14,632	(4,396)	10,236
Total	$38,654	$(15,188)	$23,466

Intangible assets consist primarily of customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense, for continuing and discontinued operations, for intangible assets during the three months ended March 31, 2011 and 2010, totaled $1.1 million and $1.3 million.

At March 31, 2011, estimated future amortization of intangible assets was as follows:

(in thousands)

Final nine months of 2011	$3,301
2012	3,937
2013	3,370
2014	3,151
2015	2,410
2016	2,269
Thereafter	4,458
$22,896

The changes in the carrying amount of goodwill and intangible assets from December 31, 2010, to March 31, 2011, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2010	$70,069	$23,466
Amortization	—	(1,098)
Reclassification	(227)	—
Foreign exchange	1,496	528
Balance at March 31, 2011	$71,338	$22,896

7.             Debt

The Company has revolving lines of credit with different banks in the United States and Europe. The Company’s primary credit facility, a revolving line of credit with $200.0 million in available credit, charges interest at LIBOR plus 0.27% (at March 31, 2011, LIBOR plus 0.27% was 0.51%), expires in October 2012, and has commitment fees payable at the annual rate of 0.08% on the unused portion of the facility. Other revolving credit lines, with combined available credit of $4.7 million at March 31, 2011, charge interest ranging from 2.0% to 3.5% and have various maturity dates. There were no outstanding balances at March 31, 2011 and 2010, or December 31, 2010.

8.             Commitments and Contingencies

Note 9 to the consolidated financial statements in the 2010 Annual Report provides information concerning commitments and contingencies. From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. The resolution of claims and litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

The Company’s policy with regard to environmental liabilities is to accrue for future environmental assessments and remediation costs when information becomes available that indicates that it is probable that the Company is liable for any related claims and assessments and the amount of the liability is reasonably estimable. The Company does not believe that these environmental matters will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

Pending Claims

Four lawsuits (the “Cases”) have been filed against the Company in the Hawaii First Circuit Court: Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4”). Case 1 was filed on November 18, 2009. Cases 2 and 3 were originally filed on June 30, 2009. Case 4 was filed on August 19, 2009. The Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage. Case 1 is a putative class action brought by the owners of allegedly affected Ocean Pointe houses. Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and

Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new representative plaintiff. Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments. Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products. Case 4, like Case 1, is a putative class action brought by owners of allegedly affected Ocean Pointe homes. In Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, has brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are actually the fault of the Company. None of the Cases alleges a specific amount of damages sought, although each of the Cases seeks compensatory damages, and Case 1 seeks punitive damages. The Company is currently investigating the facts underlying the claims asserted in the Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed. At this time, the likelihood that the Company will be found liable for any property damage allegedly suffered and the extent of such liability, if any, are unknown. The Company intends to defend itself vigorously in connection with the Cases.

Based on facts currently known to the Company, the Company believes that all or part of the claims alleged in the Cases may be covered by its insurance policies. On April 19, 2011, an action was filed in the United States District Court for the District of Hawaii, National Union Fire Insurance Company of Pittsburgh, PA v. Simpson Manufacturing Company, Inc., et al., Civil No. 11-00254 ACK. In this action, Plaintiff National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”), which issued certain Commercial General Liability insurance policies to the Company, seeks declaratory relief in the Cases with respect to its obligations to defend or indemnify the Company, Simpson Strong-Tie Company Inc., and a vendor of the Company’s strap tie holdown products. The Company has not yet appeared in this action, but anticipates that it will vigorously defend the allegations and file counterclaims against National Union.

On October 28, 2009, a patent infringement lawsuit, entitled Ei-Land Corporation v. Simpson Strong-Tie Company Inc., Simpson Manufacturing Co., Inc., et at., was filed against the Company in the United States District Court, for the Eastern District of Texas, Marshall Division, 2:09-cv-00337-TJW. In this action, Plaintiff alleges that the Company’s Steel Strong Wall® product infringes several claims of a patent owned by Plaintiff. Plaintiff seeks monetary damages in the form of a reasonable royalty based on the Company’s manufacture and sale of the allegedly infringing product. Plaintiff does not manufacture the invention disclosed by the patent-in-suit. The Company denies the allegations of the Plaintiff’s complaint and has counterclaimed on the ground that the patent-in-suit is invalid. Trial is set to begin on April 2, 2012. At this time, liability, if any, is unknown.

9.             Stock-Based Incentive Plans

The Company currently has one stock-based incentive plan, which incorporates and supersedes its two previous plans (see Note 1 “Basis of Presentation — Accounting for Stock-Based Compensation”). Participants are granted stock-based awards only if the applicable Company-wide or profit-center operating goals, or both, established by the Compensation and Leadership Development Committee of the Board of Directors at the beginning of the year, are met.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on historical volatilities of the Company’s common stock measured monthly over a term that is equivalent to the expected life of the award. The expected term of awards granted is estimated based on the Company’s prior exercise experience and future expectations of the exercise and termination behavior of the grantees. The risk-free rate is based on the yield of United States Treasury zero-coupon bonds with maturities comparable to the expected life in effect at the time of grant. The dividend yield is based on the expected dividend yield on the grant date.

Black-Scholes option pricing model assumptions for options granted in 2011 and 2010 are as follows:

Number		Risk-					Weighted
of Options		Free					Average
Granted	Grant	Interest	Dividend	Expected			Fair
(in thousands)	Date	Rate	Yield	Life	Volatility	Exercise Price	Value
1994 Plan
1,362	02/03/11	2.62%	1.75%	6.2 years	39.0%	$29.66 to $32.63	$10.33
148	02/02/10	2.93%	1.62%	6.5 years	36.0%	$24.75	$8.46

1995 Plan
30	02/15/11	2.92%	1.76%	6.6 years	38.0%	$29.58	$10.49

No options were granted under the 1995 Plan in 2010.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2011:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value *
Non-Qualified Stock Options	(in thousands)	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2011	1,124	$34.19
Granted	1,392	29.66
Exercised	(7)	23.74
Forfeited	(8)	36.31
Outstanding at March 31, 2011	2,501	$31.69	4.8	$1,478
Outstanding and expected to vest at March 31, 2011	2,440	$31.76	4.8	$1,431
Exercisable at March 31, 2011	1,010	$35.56	2.1	$613

*  The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $29.46 as reported by the New York Stock Exchange on March 31, 2011.

The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010, was $40 thousand and $11 thousand, respectively.

A summary of the status of unvested options as of March 31, 2011, and changes during the three months ended March 31, 2011, are presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Options	(in thousands)	Fair Value

Unvested at January 1, 2011	180	$7.85
Granted	1,392	10.33
Vested	(80)	9.97
Forfeited	(1)	6.55
Unvested at March 31, 2011	1,491	$10.06

As of March 31, 2011, $10.7 million of total unrecognized compensation cost was related to unvested share-based compensation arrangements under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 3.8 years. Options granted under the 1995 Plan are fully vested and are expensed on the date of grant.

10.          Segment Information

The Company is organized into three reportable segments. The segments are defined by the regions where the Company’s products are manufactured, marketed and distributed to the Company’s customers. The three regional segments are the North American segment, comprising primarily the United States and Canada, the European segment and the Asia/Pacific segment, comprising the Company’s operations in China, Hong Kong, the south Pacific and the Middle East. These segments are similar in several ways, including the types of materials, the production processes, the distribution channels and the product applications.

The following table illustrates certain measurements used by management to assess the performance as of or for the following periods:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Net Sales
North America	$104,622	$100,531
Europe	25,798	21,111
Asia/Pacific	1,877	2,178
Administrative and all other	239	—
Total	$132,536	$123,820
Sales to Other Segments*
North America	$1,322	$642
Europe	81	52
Asia/Pacific	2,111	1,653
Total	$3,514	$2,347
Income (Loss) from Operations
North America	$15,091	$20,223
Europe	(1,454)	(1,837)
Asia/Pacific	(712)	(192)
Administrative and all other	(642)	(1,102)
Total	$12,283	$17,092

* The sales to other segments are eliminated on consolidation.

			At
	At March 31,		December 31,
(in thousands)	2011	2010	2010
Total Assets
North America	$566,939	$523,069	$557,762
Europe	135,146	124,084	123,669
Asia/Pacific	24,856	21,274	25,576
Administrative and all other	156,229	167,526	167,702
Total	$883,170	$835,953	$874,709

Total assets from discontinued operations of $69.5 million at March 31, 2010, are included in “Administrative and all other.” Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $237.9 million, $160.6 million, and $274.6 million, as of March 31, 2011 and 2010, and December 31, 2010, respectively. Real estate assets previously allocated to the venting products segment have been allocated to the “Administrative and all other” as of August 31, 2010. See Note 11.

11.          Discontinued Operations

On August 31, 2010, the Company sold substantially all of the assets and liabilities of Simpson Dura-Vent pursuant to an agreement dated June 30, 2010, with M&G Holding B.V. (“M&G”) and M&G Dura-Vent, Inc. The Company decided to sell the assets of Simpson Dura-Vent in order to focus exclusively on the development of its profitable connector products business. Simpson Dura-Vent represented the Company’s entire venting operating segment.

The results from discontinued operations for the three months ended March 31, 2010, was as follows:

(in thousands)

Revenues	$10,080
Cost of sales	8,673
Gross profit	1,407
Operating and other expenses	2,455
Loss from discontinued operations	(1,048)
Benefit from income taxes from discontinued operations	(417)
Loss from discontinued operations, net of tax	$(631)

12.          Subsequent Events

In April 2011, the Company’s Board of Directors declared a cash dividend of $0.125 per share, estimated to total $6.3 million, to be paid on July 28, 2011, to stockholders of record on July 7, 2011.

In April 2011, the Company’s stockholders approved and the Company adopted the Simpson Manufacturing Co., Inc. 2011 Incentive Plan (see Note 1 “Basis of Presentation — Accounting for Stock-Based Compensation”).

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

The following is a discussion and analysis of the consolidated financial condition and results of continuing operations for the Company for the three months ended March 31, 2011 and 2010. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Continuing Operations for the Three Months Ended March 31, 2011, Compared with the Three Months Ended March 31, 2010

Income from operations decreased 28.1% from $17.1 million in the first quarter of 2010 to $12.3 million in the first quarter of 2011. The following table illustrates the change in the Company’s continuing operations from the three months ended March 31, 2010, to March 31, 2011, and the increases or decreases for each category by segment.

	Three Months Ended March 31,
	Continuing	Increase (Decrease) in Operating Segment				Continuing
	Operations	North		Asia/	Admin &	Operations
(in thousands)	2010	America	Europe	Pacific	All Other	2011
Net sales	$123,820	$4,091	$4,687	$(301)	$239	$132,536
Cost of sales	69,793	2,440	2,978	147	230	75,588
Gross profit	54,027	1,651	1,709	(448)	9	56,948
Research and development and other engineering expense	4,742	1,134	145	(23)	(4)	5,994
Selling expense	14,872	1,664	421	133	(15)	17,075
General and administrative expense	16,933	4,118	1,102	(44)	(488)	21,621
Loss (gain) on sale of assets	388	(78)	(343)	8	—	(25)
Income from operations	17,092	(5,187)	384	(522)	516	12,283
Loss in equity method investment, before tax	(144)	130	—	—	—	(14)
Interest income, net	12	29	2	9	20	72
Income from continuing operations before income taxes	16,960	(5,028)	386	(513)	536	12,341
Provision for income taxes from continuing operations	7,130	(1,693)	309	(83)	(400)	5,263
Income from continuing operations, net of tax	$9,830	$(3,335)	$77	$(430)	$936	$7,078

The following table represents net sales by segment for the three months ended March 31, 2010 and 2011:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended:
March 31, 2010	$100,531	$21,111	$2,178	$—	$123,820
March 31, 2011	104,622	25,798	1,877	239	132,536
Increase (decrease)	4,091	4,687	(301)	239	8,716
Percentage increase (decrease)	4.1%	22.2%	(13.8)%	—	7.0%

Net sales increased 7.0% from $123.8 million in the first quarter of 2010 to $132.5 million in the first quarter of 2011. The increase in net sales resulted from increases in both sales volume and average prices, as average prices increased 4.0% as compared to the first quarter of 2010. The Company had income, net of tax, of $7.1 million for the first quarter of 2011 compared to income, net of tax, of $9.8 million for the first quarter of 2010. Diluted income, net of tax, was $0.14 per common share for the first quarter of 2011 compared to diluted income, net of tax, of $0.20 per common share for the first quarter of 2010.

In the first quarter of 2011, sales increased throughout most of North America and increased significantly in Europe. Sales increased in the United States with increases in California, the midwestern, southeastern and northeastern regions as compared to the first quarter of 2010, partly offset by decreases in the western region excluding California. Sales in Canada decreased compared to the first quarter of 2010. Sales in Asia and Australia, although relatively small, decreased as compared to the first quarter of 2010. Sales to contractor distributors, dealer distributors, lumber dealers and home centers increased, although economic conditions remain challenging. The sales increase was broad-based across most of the Company’s major product lines as compared to the first quarter of 2010. Sales of anchor products and shearwalls also increased over the same period.

The following table represents gross profit by segment for the three months ended March 31, 2010 and 2011:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended:
March 31, 2010	$46,828	$6,381	$671	$147	$54,027
March 31, 2011	48,479	8,090	223	156	56,948
Increase (decrease)	1,651	1,709	(448)	9	2,921
Percentage increase (decrease)	3.5%	26.8%	(66.7)%	6.1%	5.4%

Gross margins decreased slightly from 43.6% in the first quarter of 2010 to 43.0% in the first quarter of 2011, primarily due to higher factory overhead costs. Steel prices increased from their levels in mid-2010, as steel mills have been raising prices as demand returns to global steel markets. The Company expects steel prices to remain at current levels or to increase throughout 2011. The Company’s inventories increased 9.6% from $152.3 million at December 31, 2010, to $167.0 million at March 31, 2011, primarily due to purchases of raw materials.

Research and development and engineering expense increased 26.4% from $4.7 million in the first quarter of 2010 to $6.0 million in the first quarter of 2011, including increases in personnel costs of $0.8 million, professional services of $0.3 million and cash profit sharing of $0.2 million.  Selling expense increased 14.8% from $14.9 million in the first quarter of 2010 to $17.1 million in the first quarter of 2011, including increases in personnel costs of $1.3 million, cash profit sharing and commissions of $0.5 million, and promotional costs of $0.2 million. General and administrative expense increased 27.7% from $16.9 million in the first quarter of 2010 to $21.6 million in the first quarter of 2011, including increases in cash profit sharing of $1.1 million, stock option expense of $0.8 million, personnel costs of $0.8 million, professional fees of $0.7 million, provision for bad debt of $0.5 million and various other items. The changes in operating costs were mostly attributable to the North American segment. The effective tax rate was 42.6% in the first quarter of 2011, as compared to 42.0% in the first quarter of 2010.

Critical Accounting Policies and Estimates

The Company did not make any significant changes to its critical accounting policies and estimates during the three months ended March 31, 2011, from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

Liquidity and Sources of Capital

As of March 31, 2011, working capital was $512.4 million as compared to $446.3 million at March 31, 2010, and $511.6 million at December 31, 2010. The increase in working capital from December 31, 2010, was primarily due to increases in net trade accounts receivable of $22.8 million and inventories of $14.7 million, and a decrease in trade accounts payable of $5.3 million. Net trade accounts receivable increased 33.4% from December 31, 2010, as a result of increased sales in the latter part of the first quarter of 2011 compared to the latter part of the fourth quarter of 2010. Raw material inventories increased 14.2% as compared to December 31, 2010, and in-progress and finished goods inventories increased 6.5% over the same period. These increases in working capital were partly offset by decreases in cash and cash equivalents of $33.8 million, other current assets of $2.8 million and available for sale assets of $1.6 million, and an increase in accrued cash profit sharing and commissions of $2.6 million. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts, none of which was individually material. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $7.1 million and noncash expenses, primarily depreciation, amortization and stock-based compensation charges totaling $6.5 million, resulted in net cash used by operating activities of $22.4 million. As of March 31, 2011, the Company had unused credit facilities available of $204.7 million.

The Company’s investing activities used cash of $8.3 million. The Company’s capital expenditures were primarily to improve its facility in San Bernardino, California, and to acquire real estate in Germany, and the cash received was primarily from the sale of a facility in Visalia, California. The Company estimates that its full-year capital spending will total between $33 million and $35 million in 2011.

The Company’s vacant facility in San Leandro, California, remained classified as an asset held for sale as of March 31, 2011, consistent with the classification at December 31, 2010. If the Company concludes that the San Leandro facility is expected to be sold below carrying value, the Company will record an impairment charge equal to the amount by which carrying value exceeds net estimated realizable value. An impairment charge, if any, is not expected to be material to the Company’s results of operations.

The Company’s financing activities used net cash of $4.9 million. The payments of cash dividends in the amount of $5.0 million were the primary use of cash. Cash was provided from the issuance of the Company’s common stock through the exercise of stock options totaling $0.2 million. In April 2011, the Company’s Board of Directors declared a cash dividend of $0.125 per share, estimated to total $6.3 million, to be paid on July 28, 2011, to stockholders of record on July 7, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country or currency where the Company has operations, the change in net income would not be material to the Company’s operations as a whole. The translation adjustment resulted in an increase in accumulated other comprehensive income of $6.9 million for the three months ended March 31, 2011, primarily due to the effect of the weakening of the United States dollar in relation to the Canadian and European currencies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2011, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of that date and that the Company’s disclosure controls and procedures at that date were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2011, the Company made no changes to its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.

Four lawsuits (the “Cases”) have been filed against the Company in the Hawaii First Circuit Court: Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4”). Case 1 was filed on November 18, 2009. Cases 2 and 3 were originally filed on June 30, 2009. Case 4 was filed on August 19, 2009. The Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage. Case 1 is a putative class action brought by the owners of allegedly affected Ocean Pointe houses. Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new representative plaintiff. Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments. Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products. Case 4, like Case 1, is a putative class action brought by owners of allegedly affected Ocean Pointe homes. In Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, has brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are actually the fault of the Company. None of the Cases alleges a specific amount of damages sought, although each of the Cases seeks compensatory damages, and Case 1 seeks punitive damages. The Company is currently investigating the facts underlying the claims asserted in the Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed. At this time, the likelihood that the Company will be found liable for any property damage allegedly suffered and the extent of such liability, if any, are unknown. The Company intends to defend itself vigorously in connection with the Cases.

Based on facts currently known to the Company, the Company believes that all or part of the claims alleged in the Cases may be covered by its insurance policies. On April 19, 2011, an action was filed in the United States District Court for the District of Hawaii, National Union Fire Insurance Company of Pittsburgh, PA v. Simpson Manufacturing Company, Inc., et al., Civil No. 11-00254 ACK. In this action, Plaintiff National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”), which issued certain Commercial General Liability insurance policies to the Company, seeks declaratory relief in the Cases with respect to its obligations to defend or indemnify the Company, Simpson Strong-Tie Company Inc., and a vendor of the Company’s strap tie holdown products. The Company has not yet appeared in this action, but anticipates that it will vigorously defend the allegations and file counterclaims against National Union.

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

Item 1A. Risk Factors

We are affected by risks specific to us, as well as risks that affect all businesses operating in global markets. Some of the significant factors that could materially adversely affect our business, financial condition and operating results appear in “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K (available at www.simpsonmfg.com/docs/10K-2010.pdf or www.sec.gov).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2011, the Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from December 2009. The authorization will remain in effect through the end of 2011. The Company did not repurchase any of its common stock in the first three months of 2011.

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

4.3                   Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan for Salaried Employees is incorporated by reference to Exhibit 4.3 of Simpson Manufacturing Co., Inc.’s Registration Statement on Form S-8, File Number 333-173811, dated April 29, 2011.

4.4                   Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan for Hourly Employees is incorporated by reference to Exhibit 4.4 of Simpson Manufacturing Co., Inc.’s Registration Statement on Form S-8, File Number 333-173811, dated April 29, 2011.

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

10.7               Simpson Manufacturing Co., Inc. 2011 Incentive Plan is incorporated by reference to Exhibit A of Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 10, 2011.

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

101                  Financial statements from the quarterly report on Form 10-Q of Simpson Manufacturing Co., Inc. for the quarter ended March 31, 2011, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 6, 2011	By	/s/Karen Colonias
Karen Colonias
Chief Financial Officer
(principal accounting and financial officer)