Form 10-Q
period 2011-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2011-08-08
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

The number of shares of the registrant’s common stock outstanding as of June 30, 2011: 48,281,053

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	June 30,		December 31,
	2011	2010	2010
ASSETS
Current assets
Cash and cash equivalents	$262,013	$219,763	$335,049
Trade accounts receivable, net	117,975	104,284	68,256
Inventories	166,934	150,786	152,297
Deferred income taxes	10,884	19,257	10,189
Assets held for sale	6,792	40,457	10,787
Other current assets	8,813	10,224	14,678
Total current assets	573,411	544,771	591,256

Property, plant and equipment, net	183,698	184,949	177,072
Goodwill	72,111	72,163	70,069
Intangible assets, net	22,051	23,156	23,466
Equity method investment	839	473	213
Other noncurrent assets	12,465	17,005	12,633
Total assets	$864,575	$842,517	$874,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$32,060	$27,906	$35,164
Accrued liabilities	36,067	31,192	31,372
Liabilities held for sale	—	2,739	—
Income taxes payable	3,054	760	—
Accrued profit sharing trust contributions	2,997	3,540	5,591
Accrued cash profit sharing and commissions	13,036	9,264	2,805
Accrued workers’ compensation	5,663	4,386	4,684
Total current liabilities	92,877	79,787	79,616

Long-term liabilities	7,246	9,263	7,300
Total liabilities	100,123	89,050	86,916

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, at par value	482	494	500
Additional paid-in capital	167,862	147,745	165,425
Retained earnings	571,229	604,479	607,241
Accumulated other comprehensive income	24,879	749	14,627
Total stockholders’ equity	764,452	753,467	787,793
Total liabilities and stockholders’ equity	$864,575	$842,517	$874,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per-share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$177,812	$165,614	$310,348	$289,434
Cost of sales	94,313	88,828	169,900	158,620
Gross profit	83,499	76,786	140,448	130,814
Operating expenses:
Research and development and other engineering	6,945	5,700	12,939	10,441
Selling	19,819	16,610	36,895	31,483
General and administrative	25,454	20,524	47,076	37,456
Loss on sale of assets	73	15	48	404
	52,291	42,849	96,958	79,784
Income from operations	31,208	33,937	43,490	51,030
Loss in equity method investment, before tax	(69)	(131)	(82)	(275)
Interest income, net	108	26	179	37
Income from continuing operations before taxes	31,247	33,832	43,587	50,792
Provision for income taxes from continuing operations	11,754	12,773	17,016	19,903
Income from continuing operations, net of tax	19,493	21,059	26,571	30,889
Loss from discontinued operations, net of tax	—	(14,356)	—	(14,986)
Net income	$19,493	$6,703	$26,571	$15,903

Earnings (loss) per common share:
Basic
Continuing operations	$0.39	$0.43	$0.53	$0.63
Discontinued operations	—	(0.29)	—	(0.30)
Net income	0.39	0.14	0.53	0.32
Diluted
Continuing operations	$0.39	$0.42	$0.53	$0.62
Discontinued operations	—	(0.29)	—	(0.30)
Net income	0.39	0.14	0.53	0.32
Number of shares outstanding
Basic	49,404	49,417	49,753	49,403
Diluted	49,456	49,598	49,809	49,559
Cash dividends declared per common share	$0.125	$0.10	$0.25	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the six months ended June 30, 2010 and 2011 and December 31, 2010

(In thousands except per-share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2010	49,377	$493	$146,036	$598,493	$18,762	—	$763,784
Comprehensive income:
Net income	—	—	—	15,903	—	—	15,903
Other comprehensive income:
Translation adjustment, net of tax of $3	—	—	—	—	(18,013)	—	(18,013)
Comprehensive income							(2,110)
Stock options exercised	39	1	954	—	—	—	955
Stock compensation	—	—	561	—	—		561
Tax effect of options exercised	—	—	(83)	—	—	—	(83)
Cash dividends declared on common stock, $0.20 per share	—	—	—	(9,917)	—	—	(9,917)
Common stock issued at $26.89 per share for stock bonus	10	—	277	—	—	—	277
Balance, June 30, 2010	49,426	494	147,745	604,479	749	—	753,467
Comprehensive income:
Net income	—	—	—	12,683	—	—	12,683
Other comprehensive income:
Translation adjustment, net of tax of $9	—	—	—	—	13,878	—	13,878
Comprehensive income							26,561
Stock options exercised	668	6	16,987	—	—	—	16,993
Stock compensation	—	—	3,016	—	—	—	3,016
Tax effect of options exercised	—	—	(2,347)	—	—	—	(2,347)
Cash dividends declared on common stock, $0.20 per share	—	—	—	(9,921)	—	—	(9,921)
Common stock issued at $22.04 per share for stock bonus	2	—	24	—	—	—	24
Balance, December 31, 2010	50,096	500	165,425	607,241	14,627	—	787,793
Comprehensive income:
Net income	—	—	—	26,571	—	—	26,571
Other comprehensive income:
Translation adjustment, net of tax of $1	—	—	—	—	10,252	—	10,252
Comprehensive income						—	36,823
Stock options exercised	6	—	154	—	—	—	154
Stock compensation	—	—	2,118	—	—	—	2,118
Tax effect of options exercised	—	—	(39)	—	—	—	(39)
Repurchase of common stock	(1,828)	—	—	—	—	(50,075)	(50,075)
Retirement of common stock	—	(18)	—	(50,057)	—	50,075	—
Cash dividends declared on common stock, $0.25 per share	—	—	—	(12,526)	—	—	(12,526)
Common stock issued at $30.91 per share for stock bonus	7	—	204	—	—	—	204
Balance, June 30, 2011	48,281	$482	$167,862	$571,229	$24,879	$—	$764,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months
	Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$26,571	$15,903
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on sale of assets	48	404
Depreciation and amortization	10,055	12,501
Impairment loss on assets held for sale	1,094	17,566
Deferred income taxes	(1,026)	(5,396)
Noncash compensation related to stock plans	2,377	768
Loss in equity method investment	82	275
Excess tax benefit of options exercised	4	(10)
Provision for (recovery of) doubtful accounts	179	(189)
Provision for excess and obsolete inventory	—	4,932
Accrued interest earned from related party	(58)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(48,234)	(41,951)
Inventories	(12,404)	(15,703)
Trade accounts payable	(2,386)	1,854
Income taxes payable	7,890	6,883
Accrued profit sharing trust contributions	(2,611)	(3,459)
Accrued cash profit sharing and commissions	10,160	6,966
Other current assets	410	(540)
Accrued liabilities	3,215	4,373
Long-term liabilities	(42)	190
Accrued workers’ compensation	979	34
Other noncurrent assets	352	158
Net cash provided by (used in) operating activities	(3,345)	5,559

Cash flows from investing activities
Capital expenditures	(14,095)	(21,628)
Proceeds from sale of capital assets	3,156	60
Loans made to related parties	—	(1,798)
Loans repaid by related parties	26	50
Net cash used in investing activities	(10,913)	(23,316)

Cash flows from financing activities
Repurchase of common stock	(50,075)	—
Issuance of common stock	154	955
Excess tax benefit of options exercised	(4)	10
Dividends paid	(11,274)	(9,879)
Net cash used in financing activities	(61,199)	(8,914)

Effect of exchange rate changes on cash and cash equivalents	2,421	(3,947)

Net decrease in cash and cash equivalents	(73,036)	(30,618)
Cash and cash equivalents at beginning of period	335,049	250,381
Cash and cash equivalents at end of period	$262,013	$219,763

Noncash activity during the period
Noncash capital expenditures	$1,587	$226
Dividends declared but not paid	$6,263	$4,978
Issuance of Company’s common stock for compensation	$204	$277

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

Segment and Discontinued Operations Information

The Company had operated under two reportable segments, the connector products segment and the venting products segment. As set forth in Note 11 “Discontinued Operations,” on August 31, 2010, the Company sold substantially all of the assets and liabilities of its venting segment. Accordingly, the Company has classified the results of the venting products segment, including impairments and losses of goodwill and other assets, as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. Except as otherwise stated below, discussion in these notes pertains to the Company’s continuing operations.

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

The following is a reconciliation of basic earnings (loss) per share (“EPS”) to diluted EPS:

	Three Months Ended		Six Months Ended
(in thousands, except)	June 30,		June 30,
per-share amounts)	2011	2010	2011	2010

Earnings from continuing operations, net of tax	$19,493	$21,059	$26,571	$30,889

Loss from discontinued operations, net of tax	—	(14,356)	—	(14,986)

Net income available to common stockholders	$19,493	$6,703	$26,571	$15,903

Basic weighted average shares outstanding	49,404	49,417	49,753	49,403

Dilutive effect of potential common stock equivalents — stock options	52	181	56	156

Diluted weighted average shares outstanding	49,456	49,598	49,809	49,559

Net earnings (loss) per share — basic:
Continuing operations	$0.39	$0.43	$0.53	$0.63
Discontinued operations	—	(0.29)	—	(0.30)
Net income	0.39	0.14	0.53	0.32

Net earnings (loss) per share — diluted:
Continuing operations	$0.39	$0.42	$0.53	$0.62
Discontinued operations	—	(0.29)	—	(0.30)
Net income	0.39	0.14	0.53	0.32

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	1,743	646	1,743	856

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

Under the 1994 Plan, the Company could grant incentive stock options and non-qualified stock options, although the Company granted only non-qualified stock options under the 1994 Plan and the 1995 Plan. The Company generally granted options under each of the 1994 Plan and the 1995 Plan once each year. The exercise price per share of each option granted in February 2011 and February 2010 under the 1994 Plan equaled the closing market price per share of the Company’s common stock as reported by the New York Stock Exchange on the day preceding the day that the Compensation and Leadership Development Committee of the Company’s Board of Directors met to approve the grant of the options. The exercise price per share under each option granted under the 1995 Plan was at the fair market value on the date specified in the 1995 Plan. Options vest and expire according to terms established at the grant date. Options granted under the 1994 Plan typically vest evenly over the requisite service period of four years and have a term of seven years. The vesting of options granted under the 1994 Plan will be accelerated if the grantee ceases to be employed by the Company after reaching age 60 or if there is a change in control of the Company. Options granted under the 1995 Plan are fully vested on the date of grant. Shares of common stock issued on exercise of stock options under the 1994 Plan and the 1995 Plan are registered under the Securities Act of 1933.

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

The following table represents the Company’s stock option activity, including both continuing and discontinued operations, for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Stock option expense recognized in operating expenses	$845	$218	$2,293	$585

Tax benefit of stock option expense in provision for income taxes	297	56	818	173

Stock option expense, net of tax	$548	$162	$1,475	$412

Fair value of shares vested	$837	$179	$2,118	$561

Proceeds to the Company from the exercise of stock options	$—	$863	$154	$955

Tax effect from exercise of stock options, including shortfall tax benefits	$—	$(9)	$(39)	$(83)

	At June 30,
	2011	2010
Stock option cost capitalized in inventory	$108	$44

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

As of June 30, 2011, the Company’s investments consisted of only United States Treasury securities and money market funds aggregating $171.6 million, which are maintained in cash equivalents and are carried at cost, approximating fair value, based on Level 1 inputs. There are no other recurring or non-recurring fair value measurements.

Income Taxes

The Company uses an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in each interim period. The provision for income taxes for the first two quarters of 2010, however, have been computed based on those quarters as discrete periods due to the uncertainty regarding the Company’s ability to reliably estimate income before taxes during 2010, primarily as a result of uncertainty in the construction markets in which the Company operates.

The following table presents the Company’s effective tax rates and income tax expense for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
(in thousands, except)	June 30,		June 30,
percentage amounts)	2011	2010	2011	2010
Effective tax rate	37.6%	37.8%	39.0%	39.2%
Provision for income taxes	$11,754	$12,773	$17,016	$19,903

Recently Issued Accounting Standards

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

2.             Trade Accounts Receivable, Net

Trade accounts receivable consist of the following:

	At June 30,		At December 31,
(in thousands)	2011	2010	2010
Trade accounts receivable	$121,414	$107,910	$70,781
Allowance for doubtful accounts	(1,500)	(1,506)	(1,344)
Allowance for sales discounts and returns	(1,939)	(2,120)	(1,181)
	$117,975	$104,284	$68,256

3.             Inventories

Inventories consist of the following:

	At June 30,		At December 31,
(in thousands)	2011	2010	2010
Raw materials	$66,016	$61,238	$61,996
In-process products	19,885	18,729	18,364
Finished products	81,033	70,819	71,937
	$166,934	$150,786	$152,297

4.             Property, Plant and Equipment, Net

Property, plant and equipment, net, consist of the following:

	At June 30,		At December 31,
(in thousands)	2011	2010	2010
Land	$29,459	$23,182	$26,384
Buildings and site improvements	155,251	139,304	141,834
Leasehold improvements	3,737	3,543	3,693
Machinery and equipment	190,202	182,317	186,021
	378,649	348,346	357,932
Less accumulated depreciation and amortization	(198,461)	(184,638)	(189,751)
	180,188	163,708	168,181
Capital projects in progress	3,510	21,241	8,891
	$183,698	$184,949	$177,072

The Company’s vacant facility in San Leandro, California, remained classified as an asset held for sale as of June 30, 2011, consistent with the classification at December 31, 2010. The Company concluded, in the quarter ended June 30, 2011, that the San Leandro facility, associated with the North American segment, is expected to be sold below carrying value, and therefore recorded an impairment charge, within general and administrative expense, of $1.1 million, equal to the amount by which carrying value exceeds net estimated realizable value. In April 2011, the facility in France, which was acquired in the Aginco purchase, was sold for an amount approximately equal to its carrying cost.

5.             Investments

Equity Method Investment

At December 31, 2010, the Company had a 40.6% equity interest in Keymark Enterprises, LLC (“Keymark”), for which the Company accounts using the equity method. Keymark develops software that assists in designing and engineering residential structures. The Company’s relationship with Keymark includes the specification of the Company’s products in the Keymark software. The Company has no obligation to make any additional capital contributions to Keymark. In March 2011, Keymark’s other owner defaulted on its loan and pledge agreement, entered into with the Company in October 2008, for the payment of the remaining balance of $0.7 million that was due in March 2011. As a result, the Company was assigned an additional 5.5% equity interest pursuant to the pledge agreement, which discharged the remaining debt. At June 30, 2011, the Company’s equity interest in Keymark was 46.1%.

6.             Goodwill and Intangible Assets, Net

Goodwill was as follows:

	At June 30,		At December 31,
(in thousands)	2011	2010	2010

North America	$41,887	$41,567	$41,761
Europe	28,179	28,969	26,367
Asia/Pacific	2,045	1,627	1,941
Total	$72,111	$72,163	$70,069

Intangible assets, net, were as follows:

	At June 30, 2011
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount

North America	$24,022	$(12,094)	$11,928
Europe	15,344	(5,221)	10,123
Total	$39,366	$(17,315)	$22,051

	At June 30, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

North America	$24,022	$(9,489)	$14,533
Europe	11,398	(2,775)	8,623
Total	$35,420	$(12,264)	$23,156

	At December 31, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

North America	$24,022	$(10,792)	$13,230
Europe	14,632	(4,396)	10,236
Total	$38,654	$(15,188)	$23,466

Intangible assets consist primarily of customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense, for continuing and discontinued operations, for intangible assets during the three months ended June 30, 2011 and 2010, totaled $1.1 million and $1.2 million, respectively, and during the six months ended June 30, 2011 and 2010, totaled $2.2 million and $2.5 million, respectively.

At June 30, 2011, estimated future amortization of intangible assets was as follows:

(in thousands)

Final six months of 2011	$2,222
2012	3,984
2013	3,417
2014	3,195
2015	2,449
2016	2,307
Thereafter	4,477
$22,051

The changes in the carrying amount of goodwill and intangible assets from December 31, 2010, to June 30, 2011, were as follows:

		Intangible
(in thousands)	Goodwill	Assets

Balance at December 31, 2010	$70,069	$23,466
Amortization	—	(2,209)
Reclassifications	(227)	—
Foreign exchange	2,269	794
Balance at June 30, 2011	$72,111	$22,051

7.             Debt

The Company has revolving lines of credit with different banks in the United States and Europe. The Company’s primary credit facility, a revolving line of credit with $200.0 million in available credit, charges interest at LIBOR plus 0.27% (at June 30, 2011, LIBOR plus 0.27% was 0.46%), expires in October 2012, and has commitment fees payable at the annual rate of 0.08% on the unused portion of the facility. Other revolving credit lines, with combined available credit of $4.9 million at June 30, 2011, charge interest ranging from 2.4% to 3.7% and have various maturity dates. There were no outstanding balances at June 30, 2011 and 2010, and December 31, 2010, and the Company was in compliance with its financial covenants at June 30, 2011.

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

Corrosion, hydrogen enbrittlement, cracking, material hardness, wood pressure-treating chemicals, misinstallations, misuse, design and assembly flaws, manufacturing defects, environmental conditions or other factors can contribute to failure of fasteners, connectors, tools, anchors, adhesives and venting products. On occasion, some of the fasteners and connectors that the Company sells have failed, although the Company has not incurred any material liability resulting from those failures. The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions. The Company subjects its products to extensive testing, with results and conclusions published in Company catalogues and on its websites.

Pending Claims

Four lawsuits (the “Cases”) have been filed against the Company in the Hawaii First Circuit Court: Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4”). Case 1 was filed on November 18, 2009. Cases 2 and 3 were originally filed on June 30, 2009. Case 4 was filed on August 19, 2009. The Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage. Case 1 is a class action brought by the owners of allegedly affected Ocean Pointe houses. Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new representative plaintiff. Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments. Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products. Case 4 is a putative class action brought, like Case 1, by owners of allegedly affected Ocean Pointe homes. In Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, has brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are actually the fault of the Company. None of the Cases alleges a specific amount of damages sought, although each of the Cases seeks compensatory damages, and Case 1 seeks punitive damages. The Company is currently investigating the facts underlying the claims asserted in the Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed. At this time, the likelihood that the Company will be found liable for any property damage allegedly suffered and the extent of such liability, if any, are unknown. Management believes the Cases may not be resolved for an extended period. The Company intends to defend itself vigorously in connection with the Cases.

Based on facts currently known to the Company, the Company believes that all or part of the claims alleged in the Cases may be covered by its insurance policies. On April 19, 2011, an action was filed in the United States District Court for the District of Hawaii, National Union Fire Insurance Company of Pittsburgh, PA v. Simpson Manufacturing Company, Inc., et al., Civil No. 11-00254 ACK. In this action, Plaintiff National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”), which issued certain Commercial General Liability insurance policies to the Company, seeks declaratory relief in the Cases with respect to its obligations to defend or indemnify the Company, Simpson Strong-Tie Company Inc., and a vendor of the Company’s strap tie holdown products. The Company has moved to dismiss or stay National Union’s action, and anticipates that it will vigorously defend all claims advanced by National Union and vigorously advance all of its own claims against National Union.

On October 28, 2009, a patent infringement lawsuit, entitled Ei-Land Corporation v. Simpson Strong-Tie Company Inc., Simpson Manufacturing Co., Inc., et at., was filed against the Company in the United States District Court, for the Eastern District of Texas, Marshall Division, 2:09-cv-00337-TJW. In this action, Plaintiff alleges that the Company’s Steel Strong Wall® product infringes several claims of a patent owned by Plaintiff. Plaintiff seeks monetary damages in the form of a reasonable royalty based on the Company’s manufacture and sale of the allegedly infringing product. Plaintiff does not manufacture the invention disclosed by the patent-in-suit. The Company denies the allegations of the Plaintiff’s complaint and has counterclaimed on the ground that the patent-in-suit is invalid. Trial is set to begin on April 2, 2012. At this time, liability, if any, is unknown, but management believes is unlikely to be material to the Company’s results of operations.

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

Black-Scholes option pricing model assumptions for options granted in 2011 and 2010 are as follows:

Number		Risk-					Weighted
of Options		Free					Average
Granted	Grant	Interest	Dividend	Expected			Fair
(in thousands)	Date	Rate	Yield	Life	Volatility	Exercise Price	Value

1994 Plan
1,362	02/03/11	2.62%	1.75%	6.2 years	39.0%	$29.66 to $32.63	$10.33
148	02/02/10	2.93%	1.62%	6.5 years	36.0%	$24.75	$8.46

1995 Plan
30	02/15/11	2.92%	1.76%	6.6 years	38.0%	$29.58	$10.49

No options were granted under the 1995 Plan in 2010.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2011:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value *
Non-Qualified Stock Options	(in thousands)	Price	Life (in years)	(in thousands)

Outstanding at January 1, 2011	1,124	$34.19
Granted	1,392	29.66
Exercised	(7)	23.74
Forfeited	(16)	35.69
Outstanding at June 30, 2011	2,493	$31.68	4.6	$1,873
Outstanding and expected to vest at June 30, 2011	2,436	$31.74	4.6	$1,817
Exercisable at June 30, 2011	1,083	$35.04	2.2	$773

*     The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $29.87 as reported by the New York Stock Exchange on June 30, 2011.

The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010, was $40 thousand and $0.3 million, respectively.

A summary of the status of unvested options as of June 30, 2011, and changes during the six months ended June 30, 2011, are presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Options	(in thousands)	Fair Value

Unvested at January 1, 2011	180	$7.85
Granted	1,392	10.33
Vested	(161)	9.88
Forfeited	(1)	6.55
Unvested at June 30, 2011	1,410	$10.07

As of June 30, 2011, $9.9 million of total unrecognized compensation cost was related to unvested share-based compensation arrangements under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 3.5 years. Options granted under the 1995 Plan are fully vested and are expensed on the date of grant.

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

The following table illustrates certain measurements used by management to assess the performance as of or for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Net Sales
North America	$139,112	$134,963	$243,734	$235,494
Europe	35,648	28,481	61,446	49,592
Asia/Pacific	2,815	2,170	4,692	4,348
Administrative and all other	237	—	476	—
Total	$177,812	$165,614	$310,348	$289,434

Sales to Other Segments*
North America	$1,490	$966	$2,812	$1,609
Europe	169	15	250	67
Asia/Pacific	2,044	1,949	4,155	3,597
Total	$3,703	$2,930	$7,217	$5,273

Income (Loss) from Operations
North America	$30,793	$32,890	$45,843	$53,368
Europe	2,650	2,534	1,196	698
Asia/Pacific	(552)	(117)	(1,265)	(309)
Administrative and all other	(1,683)	(1,370)	(2,284)	(2,727)
Total	$31,208	$33,937	$43,490	$51,030

* The sales to other segments are eliminated on consolidation.

			At
	At June 30,		December 31,
(in thousands)	2011	2010	2010

Total Assets
North America	$595,842	$549,130	$557,762
Europe	140,572	116,637	123,669
Asia/Pacific	25,461	21,327	25,576
Administrative and all other	102,700	155,423	167,702
Total	$864,575	$842,517	$874,709

Total assets from discontinued operations of $32.6 million at June 30, 2010, are included in “Administrative and all other.” Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $191.5 million, $173.6 million, and $274.6 million, as of June 30, 2011 and 2010, and December 31, 2010, respectively. Real estate assets previously allocated to the venting products segment have been allocated to the “Administrative and all other” as of August 31, 2010. See Note 11.

11.           Discontinued Operations

On August 31, 2010, the Company sold substantially all of the assets and liabilities of Simpson Dura-Vent Company, Inc. pursuant to an agreement dated June 30, 2010, with M&G Holding B.V. (“M&G”) and M&G Dura-Vent, Inc. The Company decided to sell the assets of Simpson Dura-Vent in order to focus exclusively on the development of its profitable connector products business. Simpson Dura-Vent represented the Company’s entire venting operating segment. The carrying amounts of the major classes of assets and liabilities of the discontinued operations held for sale at June 30, 2010, consisted of the following:

(in thousands)

Trade accounts receivable, net	$12,408
Inventories, net	19,878
Other current assets	284
Assets held for sale	$32,570

Accounts payable	$1,573
Other current liabilities	1,166
Liabilities held for sale	$2,739

The results from discontinued operations, including the impairments and losses recorded in operating expenses, for the three and six months ended June 30, 2010, were as follows:

	Three Months	Six Months
	Ended	Ended
(in thousands)	June 30, 2010	June 30, 2010

Revenues	$12,992	$23,072
Cost of sales	10,443	19,116
Gross profit	2,549	3,956
Operating expenses	2,375	4,829
Impairment charge	21,350	21,350
Loss from discontinued operations	(21,176)	(22,223)
Benefit from income taxes from discontinued operations	(6,820)	(7,237)
Loss from discontinued operations, net of tax	$(14,356)	$(14,986)

12.           Subsequent Events

In July 2011, the Company’s Board of Directors declared a cash dividend of $0.125 per share, estimated to total $6.0 million, to be paid on October 27, 2011, to stockholders of record on October 6, 2011.

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

The following is a discussion and analysis of the consolidated financial condition and results of continuing operations for the Company for the three and six months ended June 30, 2011 and 2010. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Continuing Operations for the Three Months Ended June 30, 2011, Compared with the Three Months Ended June 30, 2010

Income from operations decreased 8.0% from $33.9 million in the second quarter of 2010 to $31.2 million in the second quarter of 2011. The following table illustrates the change in the Company’s continuing operations from the three months ended June 30, 2010, to the three months ended June 30, 2011, and the increases or decreases for each category by segment.

	Three Months Ended June 30,
	Continuing	Increase (Decrease) in Operating Segment				Continuing
	Operations	North		Asia/	Admin &	Operations
(in thousands)	2010	America	Europe	Pacific	All Other	2011

Net sales	$165,614	$4,149	$7,167	$645	$237	$177,812
Cost of sales	88,828	(1,708)	5,312	1,224	657	94,313
Gross profit	76,786	5,857	1,855	(579)	(420)	83,499

Research and development and other engineering expense	5,700	907	332	6	—	6,945
Selling expense	16,610	2,291	774	143	1	19,819
General and administrative expense	20,524	4,781	544	(286)	(109)	25,454
Loss on sale of assets	15	(24)	89	(8)	1	73
Income from operations	33,937	(2,098)	116	(434)	(313)	31,208

Loss in equity method investment, before tax	(131)	62	—	—	—	(69)
Interest income, net	26	81	46	15	(60)	108
Income from continuing operations before income taxes	33,832	(1,955)	162	(419)	(373)	31,247

Provision for income taxes from continuing operations	12,773	(3,047)	568	(89)	1,549	11,754
Income from continuing operations, net of tax	$21,059	$1,092	$(406)	$(330)	$(1,922)	$19,493

The following table represents net sales by segment for the three months ended June 30, 2010 and 2011:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended:
June 30, 2010	$134,963	$28,481	$2,170	$—	$165,614
June 30, 2011	139,112	35,648	2,815	237	177,812
Increase	4,149	7,167	645	237	12,198
Percentage increase	3.1%	25.2%	29.7%	—	7.4%

Net sales increased 7.4% from $165.6 million in the second quarter of 2010 to $177.8 million in the second quarter of 2011. The increase in net sales resulted from increases in both sales volume and average prices, as average prices increased 5.3% as compared to the second quarter of 2010. The Company had income, net of tax, of $19.5 million for the second quarter of 2011 compared to income, net of tax, of $21.1 million for the second quarter of 2010. Diluted income, net of tax, was $0.39 per common share for the second quarter of 2011 compared to diluted income, net of tax, of $0.42 per common share for the second quarter of 2010.

In the second quarter of 2011, sales increased throughout most of North America and increased significantly in Europe. Sales increased in the United States with increases in California and the western, midwestern and southeastern regions, as compared to the second quarter of 2010. Sales in the northeastern region decreased slightly. Sales in Canada decreased compared to the second quarter of 2010. Sales in Asia and Australia, although relatively small, increased as compared to the second quarter of 2010. Sales to contractor distributors, lumber dealers and home centers increased, although economic conditions remain challenging, and sales to dealer distributors were flat. The sales increase was broad-based across most of the Company’s major product lines as compared to the second quarter of 2010. Sales of anchor products increased over the same period in the prior year while sales of shearwalls decreased.

The following table represents gross profit by segment for the three months ended June 30, 2010 and 2011:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended:
June 30, 2010	$65,927	$9,721	$994	$144	$76,786
June 30, 2011	71,784	11,576	415	(276)	83,499
Increase (decrease)	5,857	1,855	(579)	(420)	6,713
Percentage increase (decrease)	8.9%	19.1%	(58.2)%	—	8.7%

Gross margins increased slightly from 46.4% in the second quarter of 2010 to 47.0% in the second quarter of 2011, primarily due to slightly lower manufacturing costs, including lower costs of material and labor, partly offset by increased factory overhead costs. Steel prices increased from their levels in mid-2010, as steel mills have been raising prices as demand returns to global steel markets. The Company expects steel prices to remain at current levels or to increase for the remainder of 2011. The Company’s inventories increased 9.6% from $152.3 million at December 31, 2010, to $166.9 million at June 30, 2011.

Research and development and engineering expense increased 21.8% from $5.7 million in the second quarter of 2010 to $6.9 million in the second quarter of 2011, including increases in cash profit sharing of $0.6 million and personnel costs of $0.4 million. Selling expense increased 19.3% from $16.6 million in the second quarter of 2010 to $19.8 million in the second quarter of 2011, including increases in personnel costs of $1.2 million, cash profit sharing and commissions of $1.1 million, and promotional costs of $0.6 million. General and administrative expense increased 24.0% from $20.5 million in the second quarter of 2010 to $25.5 million in the second quarter of 2011, including increases in cash profit sharing of $1.2 million, professional fees of $1.1 million, impairment of available for sale assets of $1.1 million, personnel costs of $0.8 million and stock option expense of $0.3 million. The Company concluded, in the second quarter of 2011, that its San Leandro facility is expected to be sold below carrying value, and therefore recorded an impairment charge of $1.1 million, equal to the amount by which carrying value exceeds the estimated net realizable value. The changes in operating costs were mostly attributable to the North American segment. The effective tax rate was 37.6% in the second quarter of 2011, as compared to 37.8% in the second quarter of 2010.

Results of Continuing Operations for the Six Months Ended June 30, 2011, Compared with the Six Months Ended June 30, 2010

Income from operations decreased 14.8% from $51.0 million in the first half of 2010 to $43.5 million in the first half of 2011. The following table illustrates the change in the Company’s continuing operations from the six months ended June 30, 2010, to the six months ended June 30, 2011, and the increases or decreases for each category by segment.

	Six Months Ended June 30,
	Continuing	Increase (Decrease) in Operating Segment				Continuing
	Operations	North		Asia/	Admin &	Operations
(in thousands)	2010	America	Europe	Pacific	All Other	2011
Net sales	$289,434	$8,241	$11,854	$344	$475	$310,348
Cost of sales	158,620	947	8,290	1,371	672	169,900
Gross profit	130,814	7,294	3,564	(1,027)	(197)	140,448

Research and development and other engineering expense	10,441	2,042	477	(17)	(4)	12,939
Selling expense	31,483	3,954	1,196	276	(14)	36,895
General and administrative expense	37,456	8,925	1,647	(330)	(622)	47,076
Loss on sale of assets	404	(102)	(254)	—	—	48
Income from operations	51,030	(7,525)	498	(956)	443	43,490

Loss in equity method investment, before tax	(275)	193	—	—	—	(82)
Interest income, net	37	109	48	24	(39)	179
Income from continuing operations before income taxes	50,792	(7,223)	546	(932)	404	43,587

Provision for income taxes from continuing operations	19,903	(4,741)	877	(173)	1,150	17,016
Income from continuing operations, net of tax	$30,889	$(2,482)	$(331)	$(759)	$(746)	$26,571

The following table represents net sales by segment for the six months ended June 30, 2010 and 2011:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Six months ended:
June 30, 2010	$235,493	$49,592	$4,349	$—	$289,434
June 30, 2011	243,734	61,446	4,693	475	310,348
Increase	8,241	11,854	344	475	20,914
Percentage increase	3.5%	23.9%	7.9%	—	7.2%

In the first half of 2011, net sales increased 7.2% to $310.3 million as compared to net sales of $289.4 million in the first half of 2011. The increase in net sales resulted from increases in both sales volume and average prices, as average prices increased 4.8% as compared to the first half of 2010. The Company had income, net of tax, of $26.6 million for the first half of 2011 compared to income, net of tax, of $30.9 million for the first half of 2010. Diluted income, net of tax, per common share was $0.53 for the first half of 2011 compared to diluted income, net of tax, of $0.62 per common share for the first half of 2010.

In the first half of 2011, sales increased throughout most of North America and increased significantly in Europe. Sales increased in California and the midwestern, southeastern and northeastern regions as compared to the first half of 2010. Sales in Canada decreased compared to the first half of 2010. Sales in Asia and Australia, although relatively small, increased as compared to the first half of 2010. Sales to contractor distributors, dealer distributors, lumber dealers and home centers increased. The sales increase was broad-based across most of the Company’s major product lines as compared to the first half of 2010. Sales of anchor products increased over the same period in the prior year while sales of shearwalls decreased.

The following table represents gross profit by segment for the six months ended June 30, 2010 and 2011:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Six months ended:
June 30, 2010	$112,966	$16,103	$1,666	$79	$130,814
June 30, 2011	120,260	19,667	639	(118)	140,448
Increase (decrease)	7,294	3,564	(1,027)	(197)	9,634
Percentage increase (decrease)	6.5%	22.1%	(61.7)%	—	7.4%

Gross margins increased slightly from 45.2% in the first half of 2010 to 45.3% in the first half of 2011, primarily due to slightly lower manufacturing costs, including lower costs of material and labor, partly offset by increased factory overhead costs.

Research and development and engineering expense increased 23.9% from $10.4 million in the first half of 2010 to $12.9 million in the first half of 2011, including increases in personnel costs of $1.1 million, cash profit sharing of $0.8 million and professional services of $0.6 million.  Selling expense increased 17.2% from $31.5 million in the first half of 2010 to $36.9 million in the first half of 2011, including increases in personnel costs of $2.5 million, cash profit sharing and commissions of $1.6 million, and promotional costs of $0.8 million. General and administrative expense increased 25.7% from $37.5 million in the first half of 2010 to $47.1 million in the first half of 2011, including increases in cash profit sharing of $2.3 million, professional fees of $1.8 million, personnel costs of $1.6 million, stock option expense of $1.1 million, impairment of available for sale assets of $1.1 million and provision for bad debt of $0.5 million. The changes in operating costs were mostly attributable to the North American segment. The effective tax rate was 39.0% in the first half of 2011, as compared to 39.2% in the first half of 2010.

Critical Accounting Policies and Estimates

The Company did not make any significant changes to its critical accounting policies and estimates during the three or six months ended June 30, 2011, from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s 2010 Annual Report. Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

Liquidity and Sources of Capital

As of June 30, 2011, working capital was $480.5 million as compared to $465.0 million at June 30, 2010, and $511.6 million at December 31, 2010. The decrease in working capital from December 31, 2010, was primarily due to decreases in cash and cash equivalents of $73.0 million, other current assets of $5.9 million and assets held for sale of $4.0 million, and increases in accrued cash profit sharing and commissions of $10.2 million, income taxes payable of $3.1 million and accrued liabilities of $4.7 million. The decrease in cash and cash equivalents was primarily due to the repurchase of the Company’s common stock for $50.1 million during the second quarter of 2011. The decrease in assets held for sale was a result of selling two facilities and the impairment of the Company’s facility in San Leandro, California. These decreases in working capital were partly offset by increases in net trade accounts receivable of $49.7 million and inventories of $14.6 million, and decreases in trade accounts payable of $3.1 million and accrued profit sharing trust contributions of $2.6 million. Net trade accounts receivable increased 72.8% from December 31, 2010, as a result of a seasonal increase in sales in the latter part of the second quarter of 2011 compared to the latter part of the fourth quarter of 2010. Raw material inventories increased 6.5% as compared to December 31, 2010, and in-process and finished goods inventories increased 11.8% over the same period. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts, none of which was individually material. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $26.6 million and noncash expenses, primarily depreciation, amortization, impairment of available for sale assets and stock-based compensation charges totaling $13.5 million, resulted in net cash used by operating activities of $3.3 million. As of June 30, 2011, the Company had unused credit facilities available of $204.9 million.

The Company’s vacant facility in San Leandro, California, remained classified as an asset held for sale as of June 30, 2011, consistent with the classification at December 31, 2010. The Company concluded, in the quarter ended June 30, 2011, that the San Leandro facility is expected to be sold below carrying value, and therefore recorded an impairment charge of $1.1 million, equal to the amount by which carrying value exceeds net estimated realizable value.

The Company’s investing activities used cash of $10.9 million. The Company’s capital expenditures were primarily to improve its facility in San Bernardino, California, and to acquire real estate in Germany, and the cash received was primarily from the sale of facilities in Visalia, California, and in France. The Company estimates that its full-year capital spending will total between $33 million and $35 million in 2011.

The Company’s financing activities used net cash of $61.2 million. The repurchase of 1.8 million shares of the Company’s common stock in the amount of $50.1 million and the payments of cash dividends in the amount of $11.3 million were the primary uses of cash. In July 2011, the Company’s Board of Directors declared a cash dividend of $0.125 per share, estimated to total $6.0 million, to be paid on October 27, 2011, to stockholders of record on October 6, 2011. The Company has $49.9 million remaining of its common stock repurchase authorization for 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country or currency where the Company has operations, the change in net income would not be material to the Company’s operations as a whole. The translation adjustment resulted in an increase in accumulated other comprehensive income of $3.4 million and $10.3 million for the three and six months ended June 30, 2011, primarily due to the effect of the weakening of the United States dollar in relation to the Canadian and most European currencies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2011, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of that date and that the Company’s disclosure controls and procedures at that date were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2011, the Company made no changes to its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.

Four lawsuits (the “Cases”) have been filed against the Company in the Hawaii First Circuit Court: Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4”). Case 1 was filed on November 18, 2009. Cases 2 and 3 were originally filed on June 30, 2009. Case 4 was filed on August 19, 2009. The Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage. Case 1 is a class action brought by the owners of allegedly affected Ocean Pointe houses. Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new representative plaintiff. Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments. Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products. Case 4 is a putative class action brought, like Case 1, by owners of allegedly affected Ocean Pointe homes. In Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, has brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are actually the fault of the Company. None of the Cases alleges a specific amount of damages sought, although each of the Cases seeks compensatory damages, and Case 1 seeks punitive damages. The Company is currently investigating the facts underlying the claims asserted in the Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed. At this time, the likelihood that the Company will be found liable for any property damage allegedly suffered and the extent of such liability, if any, are unknown. Management believes the Cases may not be resolved for an extended period. The Company intends to defend itself vigorously in connection with the Cases.

Based on facts currently known to the Company, the Company believes that all or part of the claims alleged in the Cases may be covered by its insurance policies. On April 19, 2011, an action was filed in the United States District Court for the District of Hawaii, National Union Fire Insurance Company of Pittsburgh, PA v. Simpson Manufacturing Company, Inc., et al., Civil No. 11-00254 ACK. In this action, Plaintiff National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”), which issued certain Commercial General Liability insurance policies to the Company, seeks declaratory relief in the Cases with respect to its obligations to defend or indemnify the Company, Simpson Strong-Tie Company Inc., and a vendor of the Company’s strap tie holdown products. The Company has moved to dismiss or stay National Union’s action, and anticipates that it will vigorously defend all claims advanced by National Union and vigorously advance all of its own claims against National Union.

On October 28, 2009, a patent infringement lawsuit, entitled Ei-Land Corporation v. Simpson Strong-Tie Company Inc., Simpson Manufacturing Co., Inc., et at., was filed against the Company in the United States District Court, for the Eastern District of Texas, Marshall Division, 2:09-cv-00337-TJW. In this action, Plaintiff alleges that the Company’s Steel Strong Wall® product infringes several claims of a patent owned by Plaintiff. Plaintiff seeks monetary damages in the form of a reasonable royalty based on the Company’s manufacture and sale of the allegedly infringing product. Plaintiff does not manufacture the invention disclosed by the patent-in-suit. The Company denies the allegations of the Plaintiff’s complaint and has counterclaimed on the ground that the patent-in-suit is invalid. Trial is set to begin on April 2, 2012. At this time, liability, if any, is unknown, but management believes is unlikely to be material to the Company’s results of operations.

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

Item 1A. Risk Factors

We are affected by risks specific to us, as well as risks that generally affect businesses operating in global markets. Some of the significant factors that could materially adversely affect our business, financial condition and operating results appear in “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K (available at www.simpsonmfg.com/docs/10K-2010.pdf or www.sec.gov).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2011, the Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from December 2009. The authorization will remain in effect through the end of 2011. The following table presents the monthly purchases by the Company during the second quarter of 2011:

				(d)
			(c)	Approximate
	(a)		Total Number	Dollar Value of
	Total	(b)	of Shares Purchased	Shares that May Yet
	Number of	Average	as Part of Publicly	Be Purchased under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs

May 2011	1,039,600	$26.95	1,039,600	$72.0 million
June 2011	788,020	$27.99	788,020	$49.9 million

Total	1,827,620

Item 6. Exhibits.

The following exhibits are either incorporated by reference into this report or filed with this report, as indicated below.

3.1	Certificate of Incorporation of Simpson Manufacturing Co., Inc., as amended, is incorporated by reference to Exhibit 3.1 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

3.2	Bylaws of Simpson Manufacturing Co., Inc., as amended through December 13, 2010, are incorporated by reference to Exhibit 3.2 of its Current Report on Form 8-K dated December 16, 2010.

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

10.5

Form of Indemnification Agreement between Simpson Manufacturing Co., Inc. and its directors and executive officers, as well as the officers of Simpson Strong-Tie Company Inc., is incorporated by reference to Exhibit 10.2 of Simpson Manufacturing Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.6	Compensation of Named Executive Officers is incorporated by reference to Exhibit 10 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated February 8, 2011.

10.7	Compensation of Named Executive Officers is incorporated by reference to Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 10, 2011.

10.8	Simpson Manufacturing Co., Inc. 2011 Incentive Plan is incorporated by reference to Exhibit A of Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 10, 2011.

31.	Rule 13a-14(a)/15d-14(a) Certifications are filed herewith.

32.	Section 1350 Certifications are filed herewith.

99.1

Simpson Manufacturing Co., Inc. 1994 Employee Stock Bonus Plan, as amended through November 18, 2004, is incorporated by reference to Exhibit 99.1 of Simpson Manufacturing Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

101	Financial statements from the quarterly report on Form 10-Q of Simpson Manufacturing Co., Inc. for the quarter ended June 30, 2011, formatted in XBRL, are filed herewith and include: (i) the

Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 8, 2011	By	/s/Karen Colonias
Karen Colonias
Chief Financial Officer
(principal accounting and financial officer)