Form 10-Q
period 2011-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2011-11-08
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of September 30, 2011:  48,160,653

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	September 30,		December 31,
	2011	2010	2010

ASSETS
Current assets
Cash and cash equivalents	$265,162	$291,846	$335,049
Trade accounts receivable, net	98,032	93,635	68,256
Inventories	172,142	150,713	152,297
Deferred income taxes	12,117	10,748	10,189
Assets held for sale	6,792	7,887	10,787
Other current assets	9,598	16,012	14,678
Total current assets	563,843	570,841	591,256

Property, plant and equipment, net	191,016	176,464	177,072
Goodwill	69,688	75,585	70,069
Intangible assets, net	20,252	23,068	23,466
Equity method investment	—	319	213
Other noncurrent assets	10,670	15,557	12,633
Total assets	$855,469	$861,834	$874,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$27,739	$23,663	$35,164
Accrued liabilities	36,314	33,517	31,372
Income taxes payable	1,251	—	—
Accrued profit sharing trust contributions	3,560	4,277	5,591
Accrued cash profit sharing and commissions	11,867	8,536	2,805
Accrued workers’ compensation	5,455	4,009	4,684
Total current liabilities	86,186	74,002	79,616

Long-term liabilities	7,001	8,705	7,300
Total liabilities	93,187	82,707	86,916

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, at par value	481	494	500
Additional paid-in capital	169,117	148,191	165,425
Retained earnings	581,672	616,719	607,241
Accumulated other comprehensive income	11,012	13,723	14,627
Total stockholders’ equity	762,282	779,127	787,793
Total liabilities and stockholders’ equity	$855,469	$861,834	$874,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per-share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$162,366	$146,447	$472,713	$435,881
Cost of sales	86,919	80,750	256,819	239,370
Gross profit	75,447	65,697	215,894	196,511

Operating expenses:
Research and development and other engineering	6,804	5,715	19,743	16,156
Selling	18,633	15,946	55,527	47,429
General and administrative	25,174	20,001	72,250	57,457
Loss (gain) on sale of assets	(46)	(5,217)	1	(4,813)
	50,565	36,445	147,521	116,229
Income from operations	24,882	29,252	68,373	80,282

Income (loss) in equity method investment, before tax	4,471	(153)	4,389	(429)
Interest income, net	79	110	258	148
Income from continuing operations before taxes	29,432	29,209	73,020	80,001
Provision for income taxes from continuing operations	10,052	10,801	27,069	30,704
Income from continuing operations, net of tax	19,380	18,408	45,951	49,297
Loss from discontinued operations, net of tax	—	(1,226)	—	(16,212)
Net income	$19,380	$17,182	$45,951	$33,085

Earnings (loss) per common share:
Basic
Continuing operations	$0.40	$0.37	$0.93	$1.00
Discontinued operations	—	(0.02)	—	(0.33)
Net income	0.40	0.35	0.93	0.67
Diluted
Continuing operations	$0.40	$0.37	$0.93	$0.99
Discontinued operations	—	(0.02)	—	(0.33)
Net income	0.40	0.35	0.93	0.67
Number of shares outstanding
Basic	48,253	49,427	49,247	49,411
Diluted	48,288	49,527	49,296	49,548

Cash dividends declared per common share	$0.125	$0.10	$0.375	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the nine months ended September 30, 2010 and 2011 and three months ended December 31, 2010

(In thousands except per-share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2010	49,377	$493	$146,036	$598,493	$18,762	—	$763,784
Comprehensive income:
Net income	—	—	—	33,085	—	—	33,085
Other comprehensive income:
Translation adjustment, net of tax of ($14)	—	—	—	—	(5,039)	—	(5,039)
Comprehensive income							28,046
Stock options exercised	39	1	977	—	—	—	978
Stock compensation	—	—	995	—	—		995
Tax effect of options exercised	—	—	(118)	—	—	—	(118)
Cash dividends declared on common stock, $0.30 per share	—	—	—	(14,859)	—	—	(14,859)
Common stock issued at $26.42 per share for stock bonus	12	—	301	—	—	—	301
Balance, September 30, 2010	49,428	494	148,191	616,719	13,723	—	779,127
Comprehensive loss:
Net loss	—	—	—	(4,499)	—	—	(4,499)
Other comprehensive income:
Translation adjustment, net of tax of $26	—	—	—	—	904	—	904
Comprehensive loss							(3,595)
Stock options exercised	668	6	16,964	—	—	—	16,970
Stock compensation	—	—	2,582	—	—	—	2,582
Tax effect of options exercised	—	—	(2,312)	—	—	—	(2,312)
Cash dividends declared on common stock, $0.10 per share	—	—	—	(4,979)	—	—	(4,979)
Balance, December 31, 2010	50,096	500	165,425	607,241	14,627	—	787,793
Comprehensive income:
Net income	—	—	—	45,951	—	—	45,951
Other comprehensive income:
Translation adjustment, net of tax of $4	—	—	—	—	(3,615)	—	(3,615)
Comprehensive income						—	42,336
Stock options exercised	6	—	154	—	—	—	154
Stock compensation	—	—	3,405	—	—	—	3,405
Tax effect of options exercised	—	—	(71)	—	—	—	(71)
Repurchase of common stock	(1,948)	—	—	—	—	(53,208)	(53,208)
Retirement of common stock	—	(19)	—	(53,189)	—	53,208	—
Cash dividends declared on common stock, $0.375 per share	—	—	—	(18,331)	—	—	(18,331)
Common stock issued at $30.91 per share for stock bonus	7	—	204	—	—	—	204
Balance, September 30, 2011	48,161	$481	$169,117	$581,672	$11,012	$—	$762,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months
	Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$45,951	$33,085
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	1	(4,813)
Loss on sale of discontinued operation	—	657
Depreciation and amortization	14,988	17,746
Impairment loss on assets held for sale	1,094	16,916
Deferred income taxes	(1,049)	4,811
Noncash compensation related to stock plans	3,812	1,278
Loss (income) in equity method investment	(4,389)	429
Excess tax benefit of options exercised	4	(10)
Provision for (recovery of) doubtful accounts	249	(5)
Provision for excess and obsolete inventory	189	5,872
Accrued interest earned from related party	(58)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(30,174)	(28,433)
Inventories	(19,967)	(12,248)
Trade accounts payable	(4,211)	(3,680)
Income taxes payable	5,755	995
Accrued profit sharing trust contributions	(2,017)	(2,741)
Accrued cash profit sharing and commissions	9,068	6,147
Other current assets	(220)	(204)
Accrued liabilities	3,856	4,702
Long-term liabilities	(302)	(80)
Accrued workers’ compensation	771	(343)
Other noncurrent assets	729	(226)
Net cash provided by operating activities	24,080	39,855

Cash flows from investing activities
Capital expenditures	(23,515)	(25,131)
Proceeds from sale of capital assets	3,205	14,837
Proceeds from sale of discontinued operations	—	27,706
Loans made to related parties	—	(1,798)
Loans repaid by related parties	552	50
Net cash provided by (used in) investing activities	(19,758)	15,664

Cash flows from financing activities
Repurchase of common stock	(53,208)	—
Issuance of common stock	154	978
Excess tax benefit of options exercised	(4)	10
Dividends paid	(17,309)	(14,821)
Net cash used in financing activities	(70,367)	(13,833)

Effect of exchange rate changes on cash and cash equivalents	(3,842)	(221)

Net increase (decrease) in cash and cash equivalents	(69,887)	41,465
Cash and cash equivalents at beginning of period	335,049	250,381
Cash and cash equivalents at end of period	$265,162	$291,846

Noncash activity during the period
Noncash capital expenditures	$3,251	$165
Dividends declared but not paid	5,805	4,942
Issuance of Company’s common stock for compensation	204	301

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

The following is a reconciliation of basic earnings (loss) per share (“EPS”) to diluted EPS:

	Three Months Ended		Nine Months Ended
(in thousands, except)	September 30,		September 30,
per-share amounts)	2011	2010	2011	2010

Earnings from continuing operations, net of tax	$19,380	$18,408	$45,951	$49,297

Loss from discontinued operations, net of tax	—	(1,226)	—	(16,212)

Net income available to common stockholders	$19,380	$17,182	$45,951	$33,085

Basic weighted average shares outstanding	48,253	49,427	49,247	49,411

Dilutive effect of potential common stock equivalents — stock options	35	100	49	137

Diluted weighted average shares outstanding	48,288	49,527	49,296	49,548

Net earnings (loss) per share — basic:
Continuing operations	$0.40	$0.37	$0.93	$1.00
Discontinued operations	—	(0.02)	—	(0.33)
Net income	0.40	0.35	0.93	0.67

Net earnings (loss) per share — diluted:
Continuing operations	$0.40	$0.37	$0.93	$0.99
Discontinued operations	—	(0.02)	—	(0.33)
Net income	0.40	0.35	0.93	0.67

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	1,752	1,062	1,746	925

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

Under the 2011 Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock and restricted stock units, although the Company currently intends to award primarily restricted stock units and to a lesser extent, if at all, non-qualified stock options. The Company does not currently intend to award incentive stock options or restricted stock. Under the 2011 Plan, no more than 16.3 million shares of the Company’s common stock may be issued (including shares already sold) pursuant to all awards under the 2011 Plan, including on exercise of options previously granted under the 1994 Plan and the 1995 Plan. Shares of common stock to be issued pursuant to the 2011 Plan are registered under the Securities Act of 1933.

The following table represents the Company’s stock option and restricted stock unit activity, including both continuing and discontinued operations, for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Stock-based compensation expense recognized in operating expenses	$1,230	$432	$3,524	$1,017

Tax benefit of stock-based compensation expense in provision for income taxes	449	148	1,267	318

Stock-based compensation expense, net of tax	$781	$284	$2,257	$699

Fair value of shares vested	$1,287	$434	$3,405	$995

Proceeds to the Company from the exercise of stock-based compensation	$—	$23	$154	$978

Tax effect from exercise of stock-based compensation, including shortfall tax benefits	$—	$(35)	$(71)	$(118)

	At September 30,
	2011	2010

Stock-based compensation cost capitalized in inventory	$166	$23

The amounts included in cost of sales, research and development and other engineering, selling, or general and administrative expense depend on the job functions performed by the employees to whom the stock options were granted. The amounts attributed to discontinued operations were not significant for any of the periods presented.

The assumptions used to calculate the fair value of options or restricted stock units granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

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

As of September 30, 2011, the Company’s investments consisted of only United States Treasury securities and money market funds aggregating $164.2 million, which are maintained in cash equivalents and are carried at cost, approximating fair value, based on Level 1 inputs. There are no other recurring or non-recurring fair value measurements.

Income Taxes

The Company uses an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in each interim period. The provision for income taxes for the first three quarters of 2010, however, was computed based on those quarters as discrete periods due to the uncertainty regarding the Company’s ability to reliably estimate income before taxes during 2010, primarily as a result of uncertainty in the construction markets in which the Company operates.

The following table presents the Company’s effective tax rates and income tax expense for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
(in thousands, except)	September 30,		September 30,
percentage amounts)	2011	2010	2011	2010

Effective tax rate	34.2%	37.0%	37.1%	38.4%

Provision for income taxes	$10,052	$10,801	$27,069	$30,704

Recently Issued Accounting Standards

In June 2011, the FASB issued an amendment to the comprehensive income guidance which eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. This amendment requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement or in two separate but consecutive statements. This amendment is effective in fiscal years, and interim periods within those years, beginning after December 15, 2011. The implementation of this amended accounting guidance is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

In September 2011, the FASB issued an amendment to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The implementation of this amended accounting guidance is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

2.             Trade Accounts Receivable, Net

Trade accounts receivable consist of the following:

	At September 30,		At December 31,
(in thousands)	2011	2010	2010

Trade accounts receivable	$100,877	$97,059	$70,781
Allowance for doubtful accounts	(1,210)	(1,637)	(1,344)
Allowance for sales discounts and returns	(1,635)	(1,787)	(1,181)
	$98,032	$93,635	$68,256

3.             Inventories

Inventories consist of the following:

	At September 30,		At December 31,
(in thousands)	2011	2010	2010

Raw materials	$71,908	$61,566	$61,996
In-process products	21,454	18,860	18,364
Finished products	78,780	70,287	71,937
	$172,142	$150,713	$152,297

4.             Property, Plant and Equipment, Net

Property, plant and equipment, net, consist of the following:

	At September 30,		At December 31,
(in thousands)	2011	2010	2010

Land	$28,889	$26,589	$26,384
Buildings and site improvements	152,167	144,861	141,834
Leasehold improvements	3,736	3,551	3,693
Machinery and equipment	203,687	184,694	186,021
	388,479	359,695	357,932
Less accumulated depreciation and amortization	(199,614)	(186,996)	(189,751)
	188,865	172,699	168,181
Capital projects in progress	2,151	3,765	8,891
	$191,016	$176,464	$177,072

The Company’s vacant facility in San Leandro, California, remained classified as an asset held for sale as of September 30, 2011, consistent with the classification at December 31, 2010. The Company concluded, in the quarter ended June 30, 2011, that the San Leandro facility, associated with the North American segment, is expected to be sold below carrying value, and therefore recorded an impairment charge, within general and administrative expense, of $1.1 million, equal to the amount by which carrying value exceeds net estimated realizable value. In April 2011, the facility in France, which was acquired in the Agence Internationale Commerciale et Industrielle, S.A.S. (“Aginco”) purchase, was sold for an amount approximately equal to its carrying cost.

5.             Investments

Equity Method Investment

At December 31, 2010, the Company had a 40.6% equity interest in Keymark Enterprises, LLC (“Keymark”), for which the Company accounted using the equity method. In March 2011, Keymark’s other owner defaulted on its loan and pledge agreement, entered into with the Company in October 2008, for the payment of the remaining balance of $0.7 million that was due in March 2011. As a result, the Company was assigned an additional 5.5% equity interest pursuant to the pledge agreement, which discharged the remaining debt and increased the Company’s equity interest in Keymark to 46.1%. During the third quarter of 2011, the Company purchased the software assets of Keymark valued at $11.5 million for $6.2 million in net cash payments and its 46.05% equity interest in Keymark. The transactions resulted in a gain of $4.3 million based on the difference between the fair value of the Company’s investment in Keymark less its carrying value of $1.0 million. The acquired software is used by customers of the Company in designing and engineering residential structures. The Company was also repaid $0.5 million for a loan made to Keymark in December 2009. As of September 30, 2011, the Company no longer had an equity interest in Keymark or any remaining receivables from Keymark.

6.             Goodwill and Intangible Assets, Net

Goodwill was as follows:

	At September 30,		At December 31,
(in thousands)	2011	2010	2010
North America	$41,585	$41,632	$41,761
Europe	26,249	32,106	26,367
Asia/Pacific	1,854	1,847	1,941
Total	$69,688	$75,585	$70,069

Intangible assets, net, were as follows:

	At September 30, 2011
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$24,022	$(12,746)	$11,276
Europe	14,567	(5,591)	8,976
Total	$38,589	$(18,337)	$20,252

	At September 30, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
North America	$24,022	$(10,140)	$13,882
Europe	13,183	(3,997)	9,186
Total	$37,205	$(14,137)	$23,068

	At December 31, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
North America	$24,022	$(10,792)	$13,230
Europe	14,632	(4,396)	10,236
Total	$38,654	$(15,188)	$23,466

Intangible assets consist primarily of customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense, for continuing and discontinued operations, for intangible assets during the three months ended September 30, 2011 and 2010, totaled $1.0 million and $1.0 million, respectively, and during the nine months ended September 30, 2011 and 2010, totaled $3.2 million and $3.5 million, respectively.

At September 30, 2011, estimated future amortization of intangible assets was as follows:

(in thousands)

Final three months of 2011	$1,054
2012	3,754
2013	3,187
2014	2,970
2015	2,200
2016	2,062
Thereafter	5,025
$20,252

The changes in the carrying amount of goodwill and intangible assets from December 31, 2010, to September 30, 2011, were as follows:

		Intangible
(in thousands)	Goodwill	Assets

Balance at December 31, 2010	$70,069	$23,466
Amortization	—	(3,242)
Reclassifications	(336)	(109)
Foreign exchange	(45)	137
Balance at September 30, 2011	$69,688	$20,252

7.             Debt

The Company has revolving lines of credit with different banks in the United States and Europe. The Company’s primary credit facility, a revolving line of credit with $200.0 million in available credit, charges interest at LIBOR plus 0.27% (at September 30, 2011, LIBOR plus 0.27% was 0.51%), expires in October 2012, and has commitment fees payable at the annual rate of 0.08% on the unused portion of the facility. Other revolving credit lines, with combined available credit of $4.5 million at September 30, 2011, charge interest ranging from 2.4% to 3.6% and have various maturity dates. There were no outstanding balances at September 30, 2011 and 2010, and December 31, 2010, and the Company was in compliance with its financial covenants at September 30, 2011.

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

Based on facts currently known to the Company, the Company believes that all or part of the claims alleged in the Cases may be covered by its insurance policies. On April 19, 2011, an action was filed in the United States District Court for the District of Hawaii, National Union Fire Insurance Company of Pittsburgh, PA v. Simpson Manufacturing Company, Inc., et al., Civil No. 11-00254 ACK. In this action, Plaintiff National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”), which issued certain Commercial General Liability insurance policies to the Company, seeks declaratory relief in the Cases with respect to its obligations to defend or indemnify the Company, Simpson Strong-Tie Company Inc., and a vendor of the Company’s strap tie holdown products. The Company has moved to dismiss or stay, or transfer, National Union’s action.  If the National Union action is not dismissed, the Company intends vigorously to defend all claims advanced by National Union and to assert all of its own claims against National Union.

Nishimura v. Gentry Homes, Ltd; Simpson Manufacturing Co., Inc.; and Simpson Strong-Tie Company, Inc., Civil no. 11-1-1522-07, was filed in the Circuit Court of the First Circuit of Hawaii on July 20, 2011. The case alleges premature corrosion of the Company’s strap tie holdown products in a housing development at Ewa Beach in Honolulu, Hawaii. The case is a putative class action brought by owners of allegedly affected homes. The Complaint alleges that the Company’s strap products and mudsill anchors are insufficiently corrosion resistant and/or fail to comply with Honolulu’s building code. The Company is currently investigating the claims asserted in the complaint, including, among other things: the existence and extent of the alleged corrosion, if any; the building code provisions alleged to be applicable and, if applicable, whether the products complied; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if any are needed. At this time, the likelihood that the Company will be found liable for any damage allegedly suffered and the extent of such liability, if any, are unknown. The Company has not yet been formally served with the Complaint, but denies any liability of any kind and intends to defend itself vigorously in this case.

9.             Stock-Based Incentive Plans

The Company currently has one stock-based incentive plan, which incorporates and supersedes its two previous plans (see Note 1 “Basis of Presentation — Accounting for Stock-Based Compensation”). Participants are granted stock-based awards only if the applicable Company-wide or profit-center operating goals, or both, established by the Compensation and Leadership Development Committee of the Board of Directors at the beginning of the year, are met. Participants occasionally may have an additional goal that is based on a strategic initiative of the Company.

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

Black-Scholes option pricing model assumptions for options granted in 2011 and 2010 are as follows:

Number		Risk-					Weighted
of Options		Free					Average
Granted	Grant	Interest	Dividend	Expected			Fair
(in thousands)	Date	Rate	Yield	Life	Volatility	Exercise Price	Value

1994 Plan
1,362	02/03/11	2.62%	1.75%	6.2 years	39.0%	$29.66 to $32.63	$10.33
148	02/02/10	2.93%	1.62%	6.5 years	36.0%	$24.75	$8.46

1995 Plan
30	02/15/11	2.92%	1.76%	6.6 years	38.0%	$29.58	$10.49

No options were granted under the 1995 Plan in 2010.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2011:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value *
Non-Qualified Stock Options	(in thousands)	Price	Life (in years)	(in thousands)

Outstanding at January 1, 2011	1,124	$34.19
Granted	1,392	29.66
Exercised	(7)	23.74
Forfeited	(20)	35.69
Outstanding at September 30, 2011	2,489	$31.68	4.3	$370
Outstanding and expected to vest at September 30, 2011	2,437	$31.74	4.3	$360
Exercisable at September 30, 2011	1,165	$34.58	2.2	$233

*  The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $24.93 as reported by the New York Stock Exchange on September 30, 2011.

The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010, was $40 thousand and $0.3 million, respectively.

A summary of the status of unvested options as of September 30, 2011, and changes during the nine months ended September 30, 2011, are presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Options	(in thousands)	Fair Value

Unvested at January 1, 2011	180	$7.85
Granted	1,392	10.33
Vested	(242)	9.86
Forfeited	(5)	9.25
Unvested at September 30, 2011	1,325	$10.09

As of September 30, 2011, $17.4 million of total unrecognized compensation cost was related to unvested share-based compensation arrangements under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 3.5 years. Options granted under the 1995 Plan are fully vested and are expensed on the date of grant.

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

The following table illustrates certain measurements used by management to assess the performance as of or for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Net Sales
North America	$127,998	$115,206	$371,732	$350,700
Europe	31,761	28,545	93,206	78,137
Asia/Pacific	2,370	2,616	7,062	6,964
Administrative and all other	237	80	713	80
Total	$162,366	$146,447	$472,713	$435,881

Sales to Other Segments*
North America	$1,093	$1,674	$3,905	$3,282
Europe	—	18	250	85
Asia/Pacific	3,350	2,339	7,505	5,936
Total	$4,443	$4,031	$11,660	$9,303

Income (Loss) from Operations
North America	$23,594	$24,317	$69,463	$73,515
Europe	2,801	3,420	3,997	4,117
Asia/Pacific	(410)	(11)	(1,674)	(320)
Administrative and all other	(1,103)	1,526	(3,413)	2,970
Total	$24,882	$29,252	$68,373	$80,282

* The sales to other segments are eliminated on consolidation.

			At
	At September 30,		December 31,
(in thousands)	2011	2010	2010

Total Assets
North America	$608,350	$546,726	$557,762
Europe	131,138	132,988	123,669
Asia/Pacific	28,349	23,793	25,576
Administrative and all other	87,632	158,327	167,702
Total	$855,469	$861,834	$874,709

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $177.5 million, $230.4 million, and $274.6 million, as of September 30, 2011 and 2010, and December 31, 2010, respectively. Real estate assets previously allocated to the venting products segment have been allocated to the “Administrative and all other” as of August 31, 2010. See Note 11.

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

The results from discontinued operations, including the impairments and losses recorded in operating expenses, for the three and nine months ended September 30, 2010, were as follows:

	Three Months	Nine Months
	Ended	Ended
(in thousands)	September 30, 2010	September 30, 2010

Revenues	$10,300	$33,372
Cost of sales	8,957	28,073
Gross profit	1,343	5,299
Operating expenses	1,882	6,711
Loss on sale	657	657
Impairment charge	—	21,350
Loss from discontinued operations	(1,196)	(23,419)
Provision for (benefit from) income taxes from discontinued operations	30	(7,207)
Loss from discontinued operations, net of tax	$(1,226)	$(16,212)

12.           Subsequent Events

In October 2011, the Company’s Board of Directors declared a cash dividend of $0.125 per share, estimated to total $6.0 million, to be paid on January 26, 2012, to stockholders of record on January 5, 2012.

In October 2011, the Company entered into an agreement to purchase all of the shares of S&P Clever Reinforcement Company AG and S&P Reinforcement International AG, both companies incorporated under the laws of Switzerland (collectively, “S&P Clever”), for 54 million Swiss Francs (equivalent, at the exchange rate on October 26, 2011, to $61.4 million), subject to post-closing adjustments. S&P Clever manufactures and sells engineered materials to repair, strengthen, and restore concrete and masonry construction and has operations in Switzerland, Germany, Portugal, Poland, The Netherlands and Austria. The transaction is expected to close in January 2012.

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

The following is a discussion and analysis of the consolidated financial condition and results of continuing operations for the Company for the three and nine months ended September 30, 2011 and 2010. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Continuing Operations for the Three Months Ended September 30, 2011, Compared with the Three Months Ended September 30, 2010

Income from operations decreased 14.9% from $29.3 million in the third quarter of 2010 to $24.9 million in the third quarter of 2011. The following table illustrates the change in the Company’s continuing operations from the three months ended September 30, 2010, to the three months ended September 30, 2011, and the increases or decreases for each category by segment.

	Three Months Ended September 30,
	Continuing	Increase (Decrease) in Operating Segment				Continuing
	Operations	North		Asia/	Admin &	Operations
(in thousands)	2010	America	Europe	Pacific	All Other	2011

Net sales	$146,447	$12,792	$3,216	$(246)	$157	$162,366
Cost of sales	80,750	2,643	3,078	330	118	86,919
Gross profit	65,697	10,149	138	(576)	39	75,447

Research and development and other engineering expense	5,715	700	384	10	(5)	6,804
Selling expense	15,946	2,218	338	136	(5)	18,633
General and administrative expense	20,001	2,751	62	(318)	2,678	25,174
Gain on sale of assets	(5,217)	5,203	(27)	(5)	—	(46)
Income from operations	29,252	(723)	(619)	(399)	(2,629)	24,882

Income (loss) in equity method investment, before tax	(153)	4,624	—	—	—	4,471
Interest income, net	110	(36)	3	29	(27)	79
Income from continuing operations before income taxes	29,209	3,865	(616)	(370)	(2,656)	29,432

Provision for income taxes from continuing operations	10,801	3,100	(119)	(67)	(3,663)	10,052
Income from continuing operations, net of tax	$18,408	$765	$(497)	$(303)	$1,007	$19,380

The following table represents net sales by segment for the three months ended September 30, 2010 and 2011:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total

Three months ended:
September 30, 2010	$115,206	$28,545	$2,616	$80	$146,447
September 30, 2011	127,998	31,761	2,370	237	162,366
Increase (decrease)	12,792	3,216	(246)	157	15,919
Percentage increase (decrease)	11.1%	11.3%	(9.4)%	196.3%	10.9%

Net sales increased 10.9% from $146.4 million in the third quarter of 2010 to $162.4 million in the third quarter of 2011. The increase in net sales resulted from increases in both sales volume and average prices, as average prices  increased 4.2% as compared to the third quarter of 2010. The Company had income, net of tax, of $19.4 million for the third quarter of 2011 compared to income, net of tax, of $18.4 million for the third quarter of 2010. Diluted income, net of tax, per common share was $0.40 for the third quarter of 2011 compared to diluted income, net of tax, of $0.37 per common share for the third quarter of 2010.

In the third quarter of 2011, sales increased throughout North America and in Europe. Sales increased in the United States with above-average increases in the western, excluding California, midwestern and southeastern regions, as compared to the third quarter of 2010. Sales to contractor distributors, dealer distributors and lumber dealers increased, although economic conditions remain challenging, and sales to home centers decreased. The sales increase was broad-based across most of the Company’s major product lines as compared to the third quarter of 2010.

The following table represents gross profit by segment for the three months ended September 30, 2010 and 2011:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total

Three months ended:
September 30, 2010	$54,113	$10,790	$657	$137	$65,697
September 30, 2011	64,262	10,928	81	176	75,447
Increase (decrease)	10,149	138	(576)	39	9,750
Percentage increase (decrease)	18.8%	1.3%	(87.7)%	28.5%	14.8%

Gross margins increased from 44.9% in the third quarter of 2010 to 46.5% in the third quarter of 2011, primarily due to lower manufacturing costs, including slightly lower costs of material and labor, partly offset by increased factory overhead costs. Steel prices increased from their levels in mid-2010, as steel mills have been raising prices as demand returns to global steel markets. The Company expects steel prices to remain at current levels for the remainder of 2011. The Company’s inventories increased 13.0% from $152.3 million at December 31, 2010, to $172.1 million at September 30, 2011.

Research and development and other engineering expense increased 19.1% from $5.7 million in the third quarter of 2010 to $6.8 million in the third quarter of 2011, including increases in professional fees of $0.4 million, personnel costs of $0.4 million and cash profit sharing of $0.3 million. Selling expense increased 16.8% from $15.9 million in the third quarter of 2010 to $18.6 million in the third quarter of 2011, including increases in personnel costs of $1.9 million and cash profit sharing and commissions of $1.1 million, partly offset by a decrease in promotional costs of $0.3 million. General and administrative expense increased 25.9% from $20.0 million in the third quarter of 2010 to $25.2 million in the third quarter of 2011, including increases in professional and legal fees of $3.2 million, personnel costs of $1.0 million and cash profit sharing of $0.7 million. General and administrative professional fees incurred during the third quarter of 2011 included fees to identify and analyze potential acquisition targets. The Company also accrued an expense of $1.1 million in the quarter related to an anticipated legal settlement. The changes in operating costs were mostly attributable to the North American segment. During the third quarter of 2011, the Company purchased the software assets of Keymark valued at $11.5 million for $6.2 million in net cash payments and its 46.05% equity interest in Keymark. The transactions resulted in a gain of $4.3 million based on the difference between the fair value of the Company’s investment in Keymark less its carrying value of $1.0 million. The acquired software is used by customers of the Company in designing and engineering residential structures. The Company was also repaid $0.5 million for a loan it made to Keymark in December 2009. As of September 30, 2011, the Company no longer had an equity interest in Keymark or any remaining receivables from Keymark. The Company’s effective tax rate was 34.2% in the third quarter of 2011, as compared to 37.0% in the third quarter of 2010, primarily due to the release of valuation allowances related to the liquidation of the equity interest in Keymark.

Results of Continuing Operations for the Nine Months Ended September 30, 2011, Compared with the Nine Months Ended September 30, 2010

Income from operations decreased 14.8% from $80.3 million in the first nine months of 2010 to $68.4 million in the first nine months of 2011. The following table illustrates the change in the Company’s continuing operations from the nine months ended September 30, 2010, to the nine months ended September 30, 2011, and the increases or decreases for each category by segment.

	Nine Months Ended September 30,
	Continuing	Increase (Decrease) in Operating Segment				Continuing
	Operations	North		Asia/	Admin &	Operations
(in thousands)	2010	America	Europe	Pacific	All Other	2011

Net sales	$435,881	$21,032	$15,069	$98	$633	$472,713
Cost of sales	239,370	3,372	11,368	1,701	1,008	256,819
Gross profit	196,511	17,660	3,701	(1,603)	(375)	215,894

Research and development and other engineering expense	16,156	2,742	861	(7)	(9)	19,743
Selling expense	47,429	6,173	1,534	412	(21)	55,527
General and administrative expense	57,457	11,598	1,708	(648)	2,135	72,250
Loss (gain) on sale of assets	(4,813)	1,199	(282)	(6)	3,903	1
Income from operations	80,282	(4,052)	(120)	(1,354)	(6,383)	68,373

Income (loss) in equity method investment, before tax	(429)	4,818	—	—	—	4,389
Interest income, net	148	73	51	53	(67)	258
Income from continuing operations before income taxes	80,001	839	(69)	(1,301)	6,450	73,020

Provision for income taxes from continuing operations	30,704	(1,641)	757	(240)	(2,511)	27,069
Income from continuing operations, net of tax	$49,297	$2,480	$(826)	$(1,061)	$(3,939)	$45,951

The following table represents net sales by segment for the nine months ended September 30, 2010 and 2011:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total

Nine months ended:
September 30, 2010	$350,700	$78,137	$6,964	$80	$435,881
September 30, 2011	371,732	93,206	7,062	713	472,713
Increase	21,032	15,069	98	633	36,832
Percentage increase	6.0%	19.3%	1.4%	791.3%	8.5%

In the first nine months of 2011, net sales increased 8.5% to $472.7 million as compared to net sales of $435.9 million in the first nine months of 2010. The increase in net sales resulted from increases in both sales volume and average prices, as average prices increased 4.7% as compared to the first nine months of 2010. The Company had income, net of tax, of $46.0 million for the first nine months of 2011 compared to income, net of tax, of $49.3 million for the first nine months of 2010. Diluted income, net of tax, per common share was $0.93 for the first nine months of 2011 compared to diluted income, net of tax, of $0.99 per common share for the first nine months of 2010.

In the first nine months of 2011, sales increased throughout most of North America and in Europe. Sales increased in the United States with above-average increases in the midwestern and southeastern regions as compared to the first nine months of 2010. Sales in Canada decreased compared to the first nine months of 2010. Sales to contractor distributors, dealer distributors, lumber dealers and home centers increased. The sales increase was broad-based across most of the Company’s major product lines as compared to the first nine months of 2010, although sales of shearwalls decreased slightly.

The following table represents gross profit by segment for the nine months ended September 30, 2010 and 2011:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total

Nine months ended:
September 30, 2010	$166,863	$26,894	$2,322	$432	$196,511
September 30, 2011	184,523	30,595	719	57	215,894
Increase (decrease)	17,660	3,701	(1,603)	(375)	19,383
Percentage increase (decrease)	10.6%	13.8%	(69.0)%	(86.8)%	9.9%

Gross margins increased from 45.1% in the first nine months of 2010 to 45.7% in the first nine months of 2011, primarily due to slightly lower manufacturing costs, including lower costs of material and labor, partly offset by increased factory overhead costs.

Research and development and other engineering expense increased 22.2% from $16.2 million in the first nine months of 2010 to $19.7 million in the first nine months of 2011, including increases in personnel costs of $1.6 million, cash profit sharing of $1.1 million and professional services of $0.9 million. Selling expense increased 17.1% from $47.4 million in the first nine months of 2010 to $55.5 million in the first nine months of 2011, including increases in personnel costs of $4.4 million, cash profit sharing and commissions of $2.6 million, and promotional costs of $0.6 million. General and administrative expense increased 25.7% from $57.5 million in the first nine months of 2010 to $72.3 million in the first nine months of 2011, including increases in professional and legal fees of $5.0 million, personnel costs of $3.6 million, cash profit sharing of $3.0 million, impairment of available for sale assets of $1.1 million and various other items. The Company concluded, in the second quarter of 2011, that its San Leandro facility is expected to be sold below carrying value, and therefore recorded an impairment charge of $1.1 million, equal to the amount by which carrying value exceeds the estimated net realizable value. The changes in operating costs were mostly attributable to the North American segment. The effective tax rate was 37.1% in the first nine months of 2011, as compared to 38.4% in the first nine months of 2010.

Critical Accounting Policies and Estimates

The Company did not make any significant changes to its critical accounting policies and estimates during the three or nine months ended September 30, 2011, from those disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s 2010 Annual Report. Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

Liquidity and Sources of Capital

As of September 30, 2011, working capital was $477.7 million as compared to $496.8 million at September 30, 2010, and $511.6 million at December 31, 2010. The decrease in working capital from December 31, 2010, was primarily due to decreases in cash and cash equivalents of $69.9 million, other current assets of $5.0 million and assets held for sale of $4.0 million, and increases in accrued cash profit sharing and commissions of $9.1 million and accrued liabilities of $4.9 million. The decrease in cash and cash equivalents was primarily due to the repurchase of the Company’s common stock for $53.2 million during the second and third quarters of 2011. The decrease in assets held for sale was a result of the sale of two properties and the impairment of the Company’s property in San Leandro, California. The increase in cash profit sharing and commissions was due to increased seasonal operating profits in the third quarter of 2011 compared to the fourth quarter of 2010. These decreases in working capital were partly offset by increases in net trade accounts receivable of $29.8 million and inventories of $19.8 million, and decreases in trade accounts payable of $7.4 million and accrued profit sharing trust contributions of $2.0 million. Net trade accounts receivable increased 43.6% from December 31, 2010, as a result of a seasonal increase in sales in the latter part of the third quarter of 2011 compared to the latter part of the fourth quarter of 2010. Raw material inventories increased 16.0% as compared to December 31, 2010, and in-process and finished goods inventories increased 11.0% over the same period. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts, none of which was individually material. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $46.0 million and noncash expenses, primarily depreciation, amortization, impairment of assets held for sale and stock-based compensation charges totaling $19.9 million, resulted in net cash used by operating activities of $24.1 million. As of September 30, 2011, the Company had unused credit facilities available of $204.5 million.

The Company’s vacant facility in San Leandro, California, remained classified as an asset held for sale as of September 30, 2011, consistent with the classification at December 31, 2010. The Company concluded, in the quarter ended June 30, 2011, that the San Leandro facility is expected to be sold below carrying value, and therefore recorded an impairment charge of $1.1 million, equal to the amount by which carrying value exceeds net estimated realizable value.

The Company’s investing activities used cash of $19.8 million and are primarily due to capital expenditures. The Company’s capital expenditures were primarily to acquire machinery and equipment for its operations in North America, to improve its facility in San Bernardino, California, and to acquire real estate in Germany, and the cash received was primarily from the sale of facilities in Visalia, California, and in France. The Company estimates that its full-year capital spending will total $30 million in 2011.

In October 2011, the Company entered into an agreement to purchase all of the shares of S&P Clever Reinforcement Company AG and S&P Reinforcement International AG, both companies incorporated under the laws of Switzerland (collectively, “S&P Clever”), for 54 million Swiss Francs (equivalent, at the exchange rate on October 26, 2011, to $61.4 million), subject to post-closing adjustments. S&P Clever manufactures and sells engineered materials to repair, strengthen, and restore concrete and masonry construction and has operations in Switzerland, Germany, Portugal, Poland, The Netherlands and Austria. The transaction is expected to close in January 2012.

The Company’s financing activities used net cash of $70.4 million. The repurchase of 1.9 million shares of the Company’s common stock in the amount of $53.2 million and the payments of cash dividends in the amount of $17.3 million were the primary uses of cash. In October 2011, the Company’s Board of Directors declared a cash dividend of $0.125 per share, estimated to total $6.0 million, to be paid on January 26, 2012, to stockholders of record on January 5, 2012. The Company has $46.8 million remaining of its common stock repurchase authorization for 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country or currency where the Company has operations, the change in net income would not be material to the Company’s operations as a whole. The translation adjustment resulted in a decrease in accumulated other comprehensive income of $13.9 million and $3.6 million for the three and nine months ended September 30, 2011. The translation adjustment in the third quarter was primarily due to the effect of the strengthening of the United States dollar in relation to the Canadian and European currencies. The translation adjustment in the nine-month period was primarily due to the effect of the strengthening of the United States dollar in relation to the Canadian currency, partly offset by the weakening of the United States dollar in relation to most European currencies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2011, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of that date and that the Company’s disclosure controls and procedures at that date were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2011, the Company made no changes to its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Based on facts currently known to the Company, the Company believes that all or part of the claims alleged in the Cases may be covered by its insurance policies. On April 19, 2011, an action was filed in the United States District Court for the District of Hawaii, National Union Fire Insurance Company of Pittsburgh, PA v. Simpson Manufacturing Company, Inc., et al., Civil No. 11-00254 ACK. In this action, Plaintiff National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”), which issued certain Commercial General Liability insurance policies to the Company, seeks declaratory relief in the Cases with respect to its obligations to defend or indemnify the Company, Simpson Strong-Tie Company Inc., and a vendor of the Company’s strap tie holdown products. The Company has moved to dismiss or stay, or transfer, National Union’s action.  If the National Union action is not dismissed, the Company intends vigorously to defend all claims advanced by National Union and to assert all of its own claims against National Union.

Nishimura v. Gentry Homes, Ltd; Simpson Manufacturing Co., Inc.; and Simpson Strong-Tie Company, Inc., Civil no. 11-1-1522-07, was filed in the Circuit Court of the First Circuit of Hawaii on July 20, 2011. The case alleges premature corrosion of the Company’s strap tie holdown products in a housing development at Ewa Beach in Honolulu, Hawaii. The case is a putative class action brought by owners of allegedly affected homes. The Complaint alleges that the Company’s strap products and mudsill anchors are insufficiently corrosion resistant and/or fail to comply with Honolulu’s building code. The Company is currently investigating the claims asserted in the complaint, including, among other things: the existence and extent of the alleged corrosion, if any; the building code provisions alleged to be applicable and, if applicable, whether the products complied; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if any are needed. At this time, the likelihood that the Company will be found liable for any damage allegedly suffered and the extent of such liability, if any, are unknown. The Company has not yet been formally served with the Complaint, but denies any liability of any kind and intends to defend itself vigorously in this case.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2011, the Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from December 2009. The authorization will remain in effect through the end of 2011. The following table presents the monthly purchases by the Company during the third quarter of 2011:

(d)
			(c)	Approximate
	(a)		Total Number	Dollar Value of
	Total	(b)	of Shares Purchased	Shares that May Yet
	Number of	Average	as Part of Publicly	Be Purchased under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs

September 2011	120,400	$26.02	120,400	$46.8 million

Total	120,400

Item 6. Exhibits.

The following exhibits are either incorporated by reference into this report or filed with this report, as indicated below.

3.1	Certificate of Incorporation of Simpson Manufacturing Co., Inc., as amended, is incorporated by reference to Exhibit 3.1 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

3.2	Bylaws of Simpson Manufacturing Co., Inc., as amended through December 13, 2010, are incorporated by reference to Exhibit 3.2 of its Current Report on Form 8-K dated December 16, 2010.

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

10.9

Share Purchase Agreement dated as of October 26, 2011, between Josef Scherer and Yvonne Scherer, owners of S&P Clever Reinforcement Company AG and S&P Reinforcement International AG, both companies incorporated under the laws of Switzerland, on the one hand, and Simpson Manufacturing Co., Inc., on the other hand, is filed herewith.

31.	Rule 13a-14(a)/15d-14(a) Certifications are filed herewith.

32.	Section 1350 Certifications are filed herewith.

99.1

Simpson Manufacturing Co., Inc. 1994 Employee Stock Bonus Plan, as amended through November 18, 2004, is incorporated by reference to Exhibit 99.1 of Simpson Manufacturing Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

101

Financial statements from the quarterly report on Form 10-Q of Simpson Manufacturing Co., Inc. for the quarter ended September 30, 2011, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 8, 2011	By	/s/Karen Colonias
Karen Colonias
Chief Financial Officer
(principal accounting and financial officer)