Form 10-K
period 2011-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2012-02-28
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2011, there were outstanding 48,281,053 shares of the registrant’s common stock, par value $0.01, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2011) was approximately $1,193,251,629. As of February 21, 2012, 48,305,516 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 25, 2012, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.

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

PART I

Item 1. Business.

Background

Simpson Manufacturing Co., Inc., a Delaware corporation, (the “Company”), through its subsidiary, Simpson Strong-Tie Company Inc. (“Simpson Strong-Tie” or “SST”), designs, engineers and is a leading manufacturer of wood-to-wood, wood-to-concrete and wood-to-masonry connectors, pre-fabricated shearwalls, and truss plates. The SST anchor product line offers a full line of adhesives, chemicals, mechanical anchors, carbide drill bits and powder actuated tools for concrete, masonry and steel and, a line of concrete repair products and engineered materials for the repair, strengthening and restoration of asphalt and masonry construction. SST offers fasteners, fastening systems and collated screws for various construction applications through the Quik Drive product line and a line of stainless steel fasteners. SST markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself (“DIY”) markets. The Company believes that SST benefits from strong brand name recognition among architects and engineers who frequently specify in building plans the use of Simpson Strong-Tie products. SST has continuously manufactured structural connectors since 1956.

On August 31, 2010, the Company sold substantially all of the assets and liabilities of Simpson Dura-Vent Company, Inc. (“Simpson Dura-Vent”) pursuant to an agreement dated June 30, 2010, with M&G Holding B.V. and M&G Dura-Vent, Inc. (“M&G”). The Company decided to sell the assets of Simpson Dura-Vent to focus on the development of its other businesses. Simpson Dura-Vent represented the Company’s entire venting product line. The Company retained its real estate in Vacaville, California, which it now leases to M&G, along with all Simpson Dura-Vent balances related to cash, employee-related liabilities and certain specified long-term liabilities.

After the sale of Simpson Dura-Vent, the Company reorganized into three operating segments consisting of the North American, European and Asia/Pacific segments. The North American segment includes operations primarily in the United States and Canada. The European segment includes operations primarily in France, the United Kingdom, Germany, Denmark, Ireland and Switzerland. The Asia/Pacific segment includes operations primarily in China, Hong Kong, Australia, New Zealand and the Middle East. These segments are similar in several ways, including the products manufactured and distributed, the types of materials used, the production processes, the distribution channels and the product applications. See Note 14 to the Company’s Consolidated Financial Statements for information regarding the assets and performance of each of the Company’s operating segments. See “Item 1A — Risk Factors.”

Connectors produced by Simpson Strong-Tie typically are steel devices that are used to strengthen, support and connect joints in residential and commercial construction and DIY projects. SST’s connector products enhance the safety and durability of the structures in which they are installed and can save time and labor costs. SST’s connector products contribute to structural integrity and resistance to seismic, wind and other forces. Applications range from commercial and residential building, to deck construction, to DIY projects. SST produces and markets over 13,000 standard and custom products.

SST emphasizes continuous new product development and often obtains patent protection for its new products. SST’s products are marketed in all 50 states of the United States and in Europe, Canada, Asia, Australia, New

Zealand, Mexico and several countries in Central and South America, Africa and the Middle East. SST’s products are distributed to home centers, through wholesale distributors, to contractors, to dealers and to original equipment manufacturers (“OEMs”). SST operates manufacturing, warehouses or quality assurance facilities in California, Texas, Ohio, Florida, Connecticut, Illinois, Washington, Tennessee, Minnesota, North Carolina, Maryland, Massachusetts, British Columbia, Ontario, England, France, Denmark, Germany, Scotland, Poland, Ireland, Czech Republic, Switzerland, Portugal, The Netherlands, Austria, Hong Kong, Australia, Dubai, China, Taiwan and New Zealand.

SST has developed and uses automated manufacturing processes. Its innovative manufacturing systems and techniques have allowed it to control manufacturing costs, while developing both new products and products that meet customized requirements and specifications. SST’s development of specialized manufacturing processes has also permitted increased operating flexibility and enhanced product design innovation. The Company has 23 manufacturing locations in the United States, Canada, France, Denmark, Ireland, Germany, Switzerland, Poland, Portugal, China and England. In December 2011, SST added manufacturing facilities in North Carolina and Maryland, with the acquisitions of the assets of Automatic Stamping, LLC, Automatic Stamping Auxiliary Services, LLC, and TIMMCO, Inc. (collectively, “Automatic Stamping”) and Fox Industries, Inc. (“Fox Industries”). In 2012, SST acquired additional manufacturing facilities in Switzerland, Poland and Portugal, with the acquisition of S&P Clever Reinforcement Company AG and S&P Reinforcement International AG (collectively, “S&P Clever”).

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

Natural disasters throughout the world have focused attention on safety concerns relating to the structural integrity of homes and other buildings. The 2011 earthquake in Fukushima, Japan, and the resulting tsunami, the 2011 earthquake in Christchurch, New Zealand, the 2010 earthquakes off the coast of Chile and in Haiti, the 1995 earthquake in Kobe, Japan, the 1994 earthquake in Northridge, California, the 1989 Loma Prieta earthquake in Northern California, hurricanes Hugo in 1989 and Andrew in 1992, a series of hurricanes in 2004 and 2005, including Katrina, in the southeastern United States, the tornado in 2011 in Joplin, Missouri, and other cataclysmic natural disasters damaged and destroyed innumerable homes and other buildings, resulting in heightened consciousness of the fragility of some of those structures.

In the face of such disasters in recent years, architects, engineers, model code agencies, contractors, building inspectors and legislators have continued efforts to improve structural integrity and safety of homes and other buildings. Based on ongoing participation in trade and professional associations and communications with governmental and quasi-governmental regulatory agencies, SST believes that building codes are being more uniformly applied and their enforcement is becoming more rigorous.

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

SST continues to support its distribution through home centers throughout the United States. Although SST’s sales to home centers declined in 2009 and 2010, they increased in 2011. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Home Centers. SST intends to increase penetration of the DIY markets by soliciting home centers and increasing product offerings. SST’s sales force maintains on-going contact with home centers to work with them in a broad range of areas including inventory levels, retail display maintenance, and product knowledge training. To satisfy specialized requirements of the home center market, SST has developed extensive bar coding and merchandising aids and has devoted a portion of its research efforts to the development of DIY products.

Dealers. In some markets, SST sells its products directly to lumber dealers.

OEM Relationships. SST works closely with manufacturers of engineered wood products and OEMs in developing and expanding the application and sales of its engineered wood connector and fastener products. SST has relationships with several of the largest manufacturers of engineered wood products.

While SST is expanding its established facilities outside of California to increase its presence and sales in these markets, sales of some products may relate primarily to certain regions. For example, sales of SST’s line of shearwalls are concentrated mostly in the western region of the United States, because their use is primarily intended to resist the effects of seismic forces. Since 1993, SST —

•                  has established operations in the United Kingdom,

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

•                  built a manufacturing facility in China and opened sales offices in Hong Kong, Beijing, Shanghai and Dubai for distribution in Asia and the Middle East,

•                  acquired a software company that licenses deck design and estimation software,

•                  acquired software assets used by the Company’s customers in designing and engineering residential structures,

•                  acquired a manufacturer of truss plates in North Carolina,

•                  acquired a manufacturer of construction products and systems to repair, protect and strengthen concrete in Maryland, and

•                  In January 2012, acquired a manufacturer of engineered materials for repair, strengthening and restoration of concrete, asphalt and masonry construction with manufacturing and sales offices in Switzerland, Poland and Portugal and sales offices in Austria, Germany and The Netherlands.

SST’s European investments have established a presence in the European Community through companies with existing customer bases and through servicing United States-based customers operating in Europe. SST also distributes connector, anchor and epoxy products in Mexico, Australia, New Zealand, Asia, Africa and the Middle East. SST intends to continue to pursue and expand operations both inside and outside of the United States (see Note 14 Segment Information to the Company’s Consolidated Financial Statements).

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

Products

Simpson Strong-Tie is a recognized brand name in the markets it serves. SST manufactures and markets products that strengthen the three types of connections typically found in residential and commercial construction: wood-to-wood, wood-to-concrete and wood-to-masonry. Many of SST’s connector products are installed in a continuous load path from the foundation to the roof system to tie the structure together. SST also markets specialty screws and nails for proper installation of certain of its connector products. These products have seismic, high-wind, retrofit and remodeling applications for both new construction and DIY markets. Through its anchor product line, SST offers a full line of adhesives, mechanical anchors, carbide drill bits and powder-actuated pins and tools for numerous anchoring applications in concrete, masonry and steel in both standard and metric sizes. SST also offers a wide range of fasteners for wood-to-wood, wood-to-steel and steel-to-steel fastening. These fasteners are offered both for hand drive and collated, for varying construction applications. SST also offers stainless steel fasteners and other specialty fastener materials and finishes. SST also offers screw fastening systems using collated screws through its Quik Drive product line.

Most of SST’s products are listed by recognized model building code agencies. To achieve such listings, SST conducts extensive product testing, which is witnessed and certified by independent testing laboratories. The tests also provide the basis for publication of load ratings for SST structural connectors, fasteners and anchor products. The published load information is used by architects, engineers, contractors, building officials and homeowners. The information is useful across the range of applications of SST’s products, from the deck constructed by a homeowner to a multi-story structure designed by an architect or engineer.

SST also manufactures connector products specifically designed for use with engineered wood products, such as wood I-joists. With increased timber costs and reduced availability of trees suitable for making traditional solid sawn lumber, construction with engineered wood products has become an important choice for new residential construction. Sales of SST’s engineered wood connector and fastener products have contributed significant revenues over the past several years.

Metal connectors, anchors and fasteners will corrode and may lose load-carrying capacity when installed in corrosive environments or exposed to corrosive materials. There are many environments and materials that may cause corrosion, including salt air, fire retardants, preservative-treated wood, dissimilar metals, fumes and fertilizers. The variables present in a single building environment make it impossible to predict accurately if, or when, significant corrosion will begin or reach a critical level. This uncertainty makes it crucial that the specifier be knowledgeable of the potential risks and select products that are suitable for the intended use. Changes in the preservative-treated wood industry have created additional concerns. Effective December 31, 2003, the preservative-treated wood industry voluntarily transitioned from Chromated Copper Arsenate (“CCA-C”) used in residential applications to alternative treatments. Testing has shown that certain alternative replacement treatments are generally more corrosive than CCA-C. SST publishes technical bulletins on subjects such as this and others that affect the installation and use of its products. SST makes its technical bulletins available on its website at www.strongtie.com.

New Product Development

SST commits substantial resources to new product development. The majority of SST’s products have been developed through its internal research and development program. SST’s research and development expense for the three years ended December 31, 2011, 2010 and 2009, was $6.1 million, $6.5 million, and $5.9 million, respectively. SST is the only known United States manufacturer with the capability to test multi-story wall systems, thus enabling testing rather than calculations alone to prove system performance. SST engineering, sales, product management, and marketing teams work together with architects, engineers, building inspectors, code officials and customers in the new product development process.

SST’s product research and development is based largely on needs that customers communicate to SST and SST’s strategic initiatives to develop new markets or product segments. SST’s strategy is to develop new products on a proprietary basis, to patent them when appropriate and to seek trade secret protection for others. SST typically develops 10 to 20 new products each year. For example, in 2011, the Strong Drive® Structural Wood Screw range was expanded with new products for exterior applications, roof-to-wall uplift resistance and log home construction. Cold-Formed Steel (“CFS”) metal-to-metal fastening and general construction applications were also developed in 2011 and are expected to be released in 2012. SST also developed a new light rafter hanger that connects solid sawn roof rafters to the ridge member for both new and retrofit applications. During 2012 SST plans to release a new connector for hoisting wood frame and CFS components into place along with expanded products for CFS, more cost effective components for uplift and lateral restraint systems, and some general construction products. SST has also redesigned several existing products to increase load capacity, reduce installation cost and enable the rationalizing of SST’s product range.

In 2011, SST added to its anchor product line the Strong-Bolt2 wedge anchor for cracked and uncracked concrete, gas step shank pins for fastening into steel, and a gas actuated lathing fastener system. The Strong-Bolt2 comes in both carbon and stainless steel versions. The stainless steel Strong-Bolt2 provides a cracked concrete approved wedge anchor solution for outdoor applications that require high corrosion resistance such as water treatment facilities. In 2012, SST plans to introduce the GCN-MEP, a second generation gas powered tool, a full set of fastener assemblies for the Electrical, Mechanical and Plumbing trades, as well as the AT-XP, a new cold weather adhesive that will have cracked and uncracked concrete approval. The new gas powered tool system will deepen SST’s commitment to gas powered direct fastening markets. SST expects that the AT-XP will provide additional sales by targeting cold weather adhesive anchor applications.

While continuing to service the new single-family residential housing market, SST has increased development efforts for products used in multi-family residential markets and some light commercial and industrial markets, including CFS construction. Distribution channels have been receptive to these new products.

Sales and Marketing

Simpson Strong-Tie’s sales and marketing programs are implemented through its branch system. SST currently maintains branches in Northern and Southern California, Texas, Ohio, Maryland, Canada, England, France, Germany, Denmark, Switzerland, Poland, Portugal, Austria, The Netherlands, China, Australia and New Zealand. Each branch is served by its own sales force, warehouse and office facilities, while some branches have their own manufacturing facilities. Each branch is responsible for setting and executing sales and marketing strategies that are consistent both with the markets in the geographic area that the branch serves and with the goals of SST. The North American branches closely integrate their manufacturing activities to enhance product availability. Branch sales forces in North America are supported by marketing managers in the home office in Pleasanton, California. The home office also coordinates issues affecting customers that operate in multiple regions. The sales force maintains close working relationships with customers, develops new business, calls on architects, engineers and building officials and participates in a range of educational seminars.

SST sells its products through an extensive distribution system comprising dealer distributors supplying thousands of retail locations nationwide, contractor distributors, home centers, lumber dealers, manufacturers of engineered wood products, and specialized contractors such as roof framers. In recent years, home centers have been one of SST’s important distribution channels, and SST’s sales to The Home Depot exceeded 10% of the Company’s consolidated net sales in 2009, 2010 and 2011 (see “Item 1A — Risk Factors,” “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 14 to the Company’s Consolidated Financial Statements). SST’s DIY and dealer products are used to build projects such as decks, patio covers and garage organization systems.

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

SST’s engineers not only design and test products, but also provide engineering support for customers. For example, this support might range from the discussion of a load value in a catalog to testing the suitability of an existing product in a unique application. SST’s sales force communicates with customers in each of its marketing channels, through its publications, seminars and frequent sales calls.

Based on its communications with customers, SST believes that its products are important to its customers’ businesses, and it is SST’s policy to ship products within a few days of receiving the order, with many of the orders shipped the same day. Many of SST’s customers serve contractors that require rapid delivery of needed products. Home centers and dealers also require superior service because of fluctuating demand and to serve the needs of a broad base of customers. To satisfy these requirements, SST maintains appropriate inventory levels, has redundant manufacturing capability and some multiple dies to produce the same parts. SST also maintains information systems that provide sales and inventory control and forecasting capabilities throughout its network of factories and warehouses. SST also has special programs for contractors intended to ensure the prompt manufacture and delivery of custom products.

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

SST is committed to helping people build safer structures economically through the design, engineering and manufacturing of structural connectors, pre-fabricated shearwalls, anchors, fasteners and related products. With the support and involvement of management, SST has developed a quality system that manages defined procedures to ensure consistent product quality and also meets the requirements of International Code Council (ICC) product evaluation reports. SST is recognized in its industry as a manufacturer of high quality products. Since 1996, SST’s quality system has been registered under ISO 9001, an internationally recognized set of quality-assurance standards. The Company believes that ISO registration is a valuable tool for maintaining its high quality standards. As SST establishes new business locations through expansion or acquisitions, projects are established to integrate SST’s quality systems and achieve ISO 9001 registration. In addition, SST has six testing laboratories accredited to ISO standard 17025, an internationally accepted standard that provides requirements for the competence of testing and calibration laboratories. SST implements testing requirements through systematic control of its processes, enhancing SST’s standard for quality products, whether produced by SST or purchased from others.

Most of SST’s connector products are produced with a high level of automation, using progressive dies run in automatic presses making parts from coiled sheet steel at rates that often exceed 100 strokes per minute. SST estimates that it produces over 630 million product pieces per year. Most of SST’s products (SKUs) are bar coded with UPC numbers for easy identification, and nearly all of the products sold to home centers are labeled with bar codes. SST has significant press capacity and has multiple dies for some of its high volume products because of the need to produce these products close to the customer and to provide back-up capacity. The balance of production is accomplished through a combination of manual, blanking and numerically controlled (NC) processes that include robotic welders, lasers and turret punches. This capability allows SST to produce products with little redesign or set-up time, facilitating rapid turnaround for customers. New tooling is also highly automated. Dies are designed and produced using computer aided design (CAD) and computer aided machining (CAM) systems. CAD/CAM capability enables SST to create multiple dies quickly and design them to high standards. SST is constantly reviewing its product line to reduce manufacturing costs, increase automation, and take advantage of new types of materials.

SST manufactures chemical anchoring products at its facilities in Addison, Illinois, and Cardet, France. The chemicals are mixed in batches and are then loaded in two-part dispensers. These dispensers mix the product on the job site because set-up times are usually very short. In addition, SST purchases a number of products, primarily fasteners, powder actuated pins and tools and accessories and certain of its mechanical anchoring products, from various sources around the world. These purchased products undergo inspections on a sample basis for conformance with ordered specifications and tolerances before being distributed.

SST’s smaller specialty production facilities, primarily using batch production with some automated lines, produce non-ferrous and collated fasteners in Gallatin, Tennessee; products for restoring, protecting and strengthening concrete for the North America market in Baltimore, Maryland; and products for restoring, protecting and strengthening concrete, asphalt and masonry construction, as well as fiber reinforced polymer materials, for the European market in Seewen, Switzerland, Malbork, Poland, and Elvas, Portugal.

Regulation

Simpson Strong-Tie’s product lines are subject to federal, state, county, municipal and other governmental and quasi-governmental regulations that affect product development, design, testing, analysis, load rating, application, marketing, sales, installation and use. A substantial portion of SST products have been evaluated and are recognized by governmental agencies and product evaluation report agencies. Some of the entities that recognize SST products include the International Code Council Evaluation Service (ICC-ES), the International Association of Plumbing and Mechanical Officials Evaluation Service (IAPMO ES), the City of Los Angeles, the State of Florida, and

California’s Division of the State Architect. These entities require that products be evaluated to applicable code testing and design standards. If there are no applicable testing and design standards in the current code for a product, these entities may develop their own product acceptance or evaluation criteria which must be followed to obtain the product’s recognition and listing. With the adoption of the International Building Code and the International Residential Code across the United States, product requirements have generally become more uniform. SST considers product evaluation, recognition and listing to the building code as a significant tool that facilitates and expedites the use of SST’s products by design professionals, building officials, inspectors and contractors. Industry members are more likely to use building products that have the appropriate recognition and listing than products that lack code acceptance. SST devotes considerable effort to obtaining and maintaining appropriate listings for its products. SST actively participates in industry related professional associations and building code committees to keep abreast of regulatory changes and to provide information to regulatory agencies.

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

The steel industry is highly cyclical and prices for SST’s raw materials are influenced by numerous factors beyond SST’s control, including general economic conditions, competition, labor costs, foreign exchange rates, import duties, raw material shortages and trade restrictions. The steel market continues to be dynamic, with a high degree of uncertainty about future pricing trends. Steel prices are increasing from their fourth quarter 2011 levels, as steel mills have been raising prices as demand returns to the steel markets. SST expects steel prices to increase during the first half of 2012. Numerous factors may cause steel prices to increase in the future. In addition to increases in steel prices, mills have added surcharges for zinc, energy and freight in response to increases in their costs. These and other factors could adversely affect SST’s cost and access to steel in 2012. If steel prices increase and SST is not able to maintain its prices or increase them sufficiently, SST’s margins could deteriorate. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company historically has not attempted to hedge against changes in prices of steel or other raw materials.

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

In April 2009, the Company’s subsidiary, Simpson Strong-Tie Europe EURL, purchased the equity of Agence Internationale Commerciale et Industrielle, S.A.S. (“Aginco”). Aginco manufactures a line of high-quality builder products and distributes them in France. The purchase price was $22.2 million in cash. The Company recorded goodwill in connection with the transaction of $10.5 million and intangible assets subject to amortization of $6.0 million. Net tangible assets, including machinery and equipment, inventory, and trade accounts receivable, accounted for the balance of the purchase price.

In November 2010, the Company’s subsidiary, Socom S.A.S., purchased certain assets of CGMI, formerly called Socom S.A. (“Socom”). The purchase price was $5.2 million in cash. Socom formulates and manufactures a line of chemical anchors in France. As a result of the acquisition, the Company recorded goodwill of $0.8 million and intangible assets of $1.5 million. Net tangible assets, including machinery and equipment and inventory accounted for the balance of the purchase price.

In December 2011, the Company purchased the assets of Fox Industries, a manufacturer of construction products and systems for restoring, protecting and strengthening concrete. The acquisition broadens the Company’s concrete product line, while also extending the overall line into more commercial, industrial and infrastructure markets. The purchase price was $8.7 million. In the Company’s preliminary allocation, it recorded goodwill of $4.4 million and intangible assets subject to amortization of $2.8 million. Net tangible assets, including accounts receivable, inventory, some prepaid expenses, machinery and equipment and some liabilities, accounted for the balance of the purchase price.

In December 2011, the Company purchased the assets of Automatic Stamping, a manufacturer of truss plates. Combined with the Company’s truss design software, its operating expertise and means of distribution, the Company plans to offer truss plates and software products to its existing North American customer base. The purchase price was $43.5 million. In the Company’s preliminary allocation, it recorded goodwill of $27.8 million and intangible assets subject to amortization of $6.3 million. Net tangible assets, including accounts receivable, inventory and machinery and equipment, accounted for the balance of the purchase price.

In January 2012, the Company purchased the equity of S&P Clever for $56.5 million. S&P Clever manufactures and sells engineered materials for repair, strengthening and restoration of concrete, asphalt and masonry construction and has operations throughout Europe.

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

Employees and Labor Relations

As of December 31, 2011, the Company had 1,975 full-time employees, of whom 884 were hourly employees and 1,091 were salaried employees. The Company believes that its overall compensation and benefits for the most part meet industry averages and that its relations with its employees are good.

A significant number of the employees at two of SST’s facilities are represented by labor unions and are covered by collective bargaining agreements. SST’s facility in San Bernardino County, California, has two of SST’s collective bargaining agreements, one with SST’s tool and die craftsmen and maintenance workers, and the other with its sheetmetal workers. These two contracts expire March 2012 and June 2012, respectively. Simpson Strong-Tie’s facility in Stockton, California, is also a union facility with two collective bargaining agreements, which cover its tool and die craftsmen and maintenance workers, and its sheetmetal workers. These two contracts will expire July 2015 and September 2015, respectively. See “Item 1A — Risk Factors.”

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

We have substantial sales to a few large customers. Loss of all or part of our sales to a large customer would have a material adverse effect on our revenues and profits. Our largest customer accounted for 10%, 11% and 12% of net sales for the years ended December 31, 2011, 2010 and 2009, respectively. See Note 14 to the Company’s Consolidated Financial Statements. This customer may endeavor to replace, in some or all markets, our products with lower-priced products supplied by others or may otherwise reduce its purchases of our products. We also might reduce our dependence on our largest customer by reducing or terminating sales to one or more of the customer’s subsidiaries. Any reduction in, or termination of, our sales to this customer would at least temporarily, and possibly longer, cause a material reduction in our net sales, income from operations and net income. A reduction in or elimination of our sales to our largest customer, or another of our larger customers, would increase our relative dependence on our remaining large customers.

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

•                  overvaluation of acquired businesses;

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

Claims that we infringe intellectual property rights of others may materially increase our expenses and reduce our profits.

Other parties have in the past and may in the future claim that our products or processes infringe their patent rights and other intellectual property rights. We may incur substantial costs and liabilities in investigating, defending and resolving such claims, whether or not they are meritorious, which may materially reduce our profitability and materially and adversely affect our business and financial condition. Litigation can be disruptive to normal business operations and may result in adverse rulings or decisions. If any such infringement claim is asserted against us, we may be required to obtain a license or cross-license, modify our existing technology or design a new non-infringing technology, any of which could be costly and time-consuming. A ruling against us in an infringement lawsuit could include an injunction barring our production or sale of any infringing product. A damage award against us could include an award of royalties or lost profits and, if the court finds willful infringement, treble damages and attorneys’ fees.

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

Our manufacturing operations involve the use of solvents, chemicals, oils and other materials that are regarded as hazardous or toxic. We also use complex and heavy machinery and equipment that can pose severe safety hazards, especially if not properly and carefully used. Some of our products also incorporate materials that are hazardous or toxic in some forms, such as zinc and lead used in some steel galvanizing processes, chemicals used in our acrylic and epoxy anchoring products, and chemicals used in our repair, strengthening and protecting products. The gun powder used in our powder-actuated tools is explosive. Misuse of other materials in some of our products could also cause injury or sickness.

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

We depend on certain key management and technical personnel, including, among others, Thomas J Fitzmyers, Michael J. Herbert, Phillip “Terry” Kingsfather, Karen Colonias, Brian Magstadt and Jeffrey E. Mackenzie. The loss of one or more key employees could materially and adversely affect us.

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

A significant number of our employees are represented by labor unions and are covered by collective bargaining agreements that will expire in 2012 and 2015. A work stoppage or interruption by a significant number of our employees could have a material and adverse effect on our sales and profitability.

International operations expose us to foreign exchange rate risk.

We have foreign exchange rate risk in our international operations and through purchases from foreign vendors. We do not currently hedge this risk. Changes in currency exchange rates could materially and adversely affect our sales and profitability.

Natural disasters could decrease our manufacturing capacity.

Most of our current and planned manufacturing facilities are located in geographic regions that have experienced major natural disasters, such as earthquakes, floods and hurricanes. For example, the earthquakes in Northridge, California, in January 1994, destroyed several freeways and numerous buildings in the region in which our facilities in Southern California are located. Our disaster recovery plan may not be adequate or effective. We do not carry earthquake insurance. Other insurance that we carry is limited in the risks covered and the amount of coverage. Our insurance would not be adequate to cover all of our resulting costs, business interruption and lost profits when a major natural disaster occurs. A natural disaster rendering one or more of our manufacturing facilities totally or partially unusable, whether or not covered by insurance, would materially and adversely affect our business and financial condition.

Control by our principal stockholder reduces the ability of other stockholders to influence management.

Barclay Simpson, the Chairman Emeritus of our Board of Directors, controls approximately 17% of the outstanding shares of our common stock. Mr. Simpson and Thomas J Fitzmyers, the Chairman of our Board of Directors (even though Mr. Fitzmyers owns less than 1% of the outstanding shares of our common stock), have significant influence with respect to the election of our directors and over some fundamental changes affecting us, such as a merger or sale of assets or amendment of our Certificate of Incorporation or Bylaws.

Additional financing, if needed, to fund our working capital, growth or acquisitions may not be available on reasonable terms, or at all.

If our cash requirements for working capital or to fund our growth increase to a level that exceeds the amount of cash that we generate from operations, or if we should decide to make an acquisition that requires more cash than we have available internally and through our current credit arrangements, we will need to seek additional resources. In that event, we may need to enter into additional or new borrowing arrangements or consider equity financing. Additional or new borrowings may not be available on reasonable terms, or at all. Our ability to raise money by selling and issuing shares of our common or preferred stock would depend on general market conditions and the demand for our stock. We may be unable to raise adequate capital on reasonable terms by selling stock. If we sell stock, our existing stockholders could experience substantial dilution. Our inability to secure additional financing could prevent the expansion of our business, internally and through acquisitions.

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

The trading price of our common stock could be subject to wide fluctuations in response to period-to-period variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the construction and construction materials industries, relatively low trading volume in our common stock and other events or factors. In addition, the stock market is subject to extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of those companies. Securities market fluctuations may materially and adversely affect the market price of our common stock.

Future sales of common stock could adversely affect our stock price.

Our issuance of substantial amounts of our common stock could adversely affect the prevailing market price for our common stock. All of the outstanding shares of our common stock are freely tradable without restriction under the Securities Act of 1933, other than 8.3 million shares held (as of February 14, 2012) by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933. Options to purchase 2.1 million shares of our common stock were outstanding as of December 31, 2011, including options to purchase 0.9 million shares that were exercisable. If a substantial number of shares were sold in the public market pursuant to Rule 144 or on exercise of options, the trading price of our common stock in the public market could be adversely affected.

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

If we decide to change significantly the location, nature or extent of a portion of our manufacturing operations, we may need to record an impairment of our goodwill. Our goodwill totaled $99.8 million at December 31, 2011. Recording an impairment of our goodwill correspondingly reduces our net income. In 2007, for example, we decided to move part of our Canadian manufacturing operations to China, and as a result, we recorded a goodwill impairment of $10.7 million, which materially reduced our net income in 2007. Other changes or events in the future could further impair our recorded goodwill, which could also materially and adversely affect our profitability.

Impairment charges on goodwill or other intangible assets would adversely affect our financial position and results of operations.

We are required to perform impairment tests on our goodwill and other intangible assets annually or at any time when events occur that could affect the value of such assets. To determine whether a goodwill impairment has occurred, we compare fair value of each of our reporting units with its carrying value. Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, adverse actions by regulatory authorities, unanticipated competition, loss of key customers or changes in technology or markets, can require a charge for impairment that can materially and adversely affect our reported net income and our stockholders’ equity. For example, in 2010, our annual impairment test resulted in goodwill impairment charge of $6.3 million associated with assets acquired in Germany and Ireland in 2008 as part of our European Anchor reporting unit, and in 2011, our annual impairment test resulted in goodwill impairment charge of $1.3 million associated with assets acquired in England in 1999 as part of our U.K. reporting unit. The carrying value of each of these two reporting units exceeded their respective fair values, primarily due to reduced future expected net cash flows from weakening profit margins. If current adverse conditions in the home-building industry, the financial markets or the economy generally should continue longer than we expect, we may need to take further charges for impairment, which we are not now able to estimate, but which may be substantial.

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

We have implemented a commercially available Microsoft third-party accounting software system, initially focused on replacing our internally developed general ledger and purchasing and payables systems, for use in our operations in the United States, Europe and Asia. Any errors or defects in, or unavailability of, third-party software or our implementation of the systems, could result in errors in our financial statements, which could materially and adversely affect our business. If we continue to use our other internally developed accounting systems and they are not able to accommodate our future business needs, or if we find that they or any new systems we may implement contain errors or defects, our business and financial condition could be materially and adversely affected.

Our international operations may be materially and adversely affected by factors beyond our control.

Economic, social and political conditions, laws, practices and customs vary widely among the countries where we produce or sell our products. Our operations outside of the United States are subject to a number of risks and potential costs, including, for example, lower profit margins, less protection of intellectual property and economic, political and social uncertainty in some countries. Our sales and profits depend, in part, on our ability to develop and implement policies and strategies that effectively anticipate and manage these and other risks in the countries where we do business. These and other risks may materially and adversely affect our operations in any particular country and our business as a whole. Inflation in emerging markets also makes our products more expensive there and increases the market and credit risks to which we are exposed.

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

We maintain manufacturing capability in various parts of the world, in part to allow us to serve our customers with prompt delivery of needed products. Such customer service is a significant factor in our efforts to compete with larger companies that have greater resources than we have. In recent years, we have substantially expanded our manufacturing in China. Much of the output of our manufacturing in China is and will be intended for export to other parts of Asia and elsewhere. Because of the unusually great distances between our manufacturing facilities in China and the markets to which the products made there will be shipped, we may have difficulty providing adequate service to our customers, which may put us at a competitive disadvantage. Our attempts to provide prompt delivery may necessitate that in China we produce and keep on hand substantially more inventory of finished products than would otherwise be needed. Inventory fluctuations can materially and adversely affect our margins, cash flow and profits.

If we fail to keep pace with advances in our industry or fail to persuade customers to adopt new products we introduce, customers may not buy our products, which would adversely affect our sales and profits.

Constant development of new technologies and techniques, frequent new product introductions and strong price competition characterize the construction industry. The first company to introduce a new product or technique to the market gains a competitive advantage. Our future growth depends, in part, on our ability to develop products that are more effective or safer or incorporate emerging technologies better than our competitors’ products. Sales of our existing products may decline rapidly if a competitor were to introduce superior products, or even if we announce a new product of our own. If we fail to make sufficient investments in research and development or if we focus on technologies that do not lead to better products, our current and planned products could be surpassed by more effective or advanced products. If we fail to manufacture our products economically and market them successfully, our sales and profits would be materially and adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns its home office in Pleasanton, California, and its principal United States manufacturing facilities in Stockton and San Bernardino County, California, McKinney, Texas, and Columbus, Ohio. The principal manufacturing facilities located outside the United States, the majority of which are owned, are in Canada, France, Denmark and China. The Company also owns and leases smaller manufacturing facilities, warehouses, research and development facilities and sales offices throughout the United States, Europe, Australia, Asia and the Middle East. As of February 28, 2012, the Company’s owned and leased facilities were as follows:

	Number
	Of	Approximate Square Footage
	Properties	Owned	Leased	Total
		(in thousands of square feet)
North America	23	2,310	565	2,875
Europe	20	549	227	776
Asia/Pacific	9	175	35	210
Administrative and all other	3	368	—	368
Total	55	3,402	827	4,229

The Company’s properties are constructed primarily of steel, brick or concrete and, in management’s opinion, are maintained in good operating condition. The Company’s manufacturing facilities are equipped with specialized equipment and use extensive automation. The Company considers its existing and planned facilities to be suitable and adequate for its operations as currently conducted and as planned through 2012. The Company’s leased facilities typically have renewal options and have expiration dates through 2022. The Company believes it will be able to extend leases on its various facilities as necessary, as they expire. The manufacturing facilities currently are being operated with one full shift. The Company anticipates that it may require additional facilities to accommodate possible future growth.

In 2011, the Company acquired land in Bad Nauheim, Germany, for $2.5 million in cash and began construction of a manufacturing facility. The Company plans to consolidate some of its operations in Germany into this new facility beginning in the fourth quarter of 2012. In connection with the consolidation of its German operations, the Company anticipates allowing two leases of German facilities to expire at the end of 2012 and selling the Company’s real estate holdings in Hungen, Germany. Also in 2011, as part of the acquisition of Automatic Stamping, the Company acquired land and a building in Edenton, North Carolina, for $1.0 million in cash.

The Company retained its real estate in Vacaville, California, and on completion of the sale of the Simpson Dura-Vent assets to M&G, the Company leased its facilities in Vacaville, California, to M&G for approximately $0.9 million per year for ten years. These properties are classified as “Administrative and all other.”

The Company has classified its facilities in San Leandro, California, as assets held for sale. The Company has entered into a contract to sell this property.

In March 2010, the Company acquired a facility in San Bernardino County, California, for $19.2 million in cash. The Company consolidated its operations from Brea, California, and its former leased warehouse in Ontario, California, into this facility in the second quarter of 2011. The Company sold all of the real estate associated with its Brea properties in July 2010 for $14.7 million in cash and recorded a gain on the sale of $5.2 million.

Item 3. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.

Ocean Pointe claims.  Four lawsuits (the “Ocean Pointe Cases”) have been filed against the Company in the Hawaii First Circuit Court, alleging property damage as a result of allegedly premature corrosion of the Company’s strap tie holdown products installed in certain buildings at the Ocean Pointe housing development in Honolulu, Hawaii: Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4”). Case 1 was filed on November 18, 2009. Cases 2 and 3 were originally filed on June 30, 2009. Case 4 was filed on August 19, 2009. Case 1 is a class action brought by the owners of allegedly affected Ocean Pointe houses. Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new allegedly representative plaintiff. Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns were defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments. Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products. Case 4 is a putative class action brought, like Case 1, by owners of allegedly affected Ocean Pointe homes. In Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, has brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are the fault of the Company. None of the Ocean Pointe Cases alleges a specific amount of damages, although each of the Ocean Pointe Cases seeks compensatory damages, and Case 1 seeks punitive damages. The Company continues to investigate the facts underlying the claims asserted in the Ocean Pointe Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed. At this time, the likelihood that the Company will be found liable for any property damage allegedly suffered and the extent of such liability, if any, remain unknown. Management believes the Ocean Pointe Cases may not be resolved for an extended period. The Company intends to defend itself vigorously in connection with the Ocean Pointe Cases. Based on facts currently known to the Company, the Company believes that all or part of the claims alleged in the Ocean Pointe Cases may be covered by its insurance policies.

Ocean Pointe insurance coverage litigation.  On April 19, 2011, an action was filed in the United States District Court for the District of Hawaii, National Union Fire Insurance Company of Pittsburgh, PA v. Simpson Manufacturing Company, Inc., et al., Civil No. 11-00254 ACK (the “National Union action”). In the National Union action, Plaintiff National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”), one of several insurance companies that issued Commercial General Liability insurance policies to the Company, seeks declaratory relief with respect to its obligations to defend or indemnify the Company, Simpson Strong-Tie Company Inc., and a vendor of the Company’s strap tie holdown products in the Ocean Pointe Cases. By Order dated November 7, 2011, all proceedings in the National Union action have been stayed. When and if the stay in the National Union action is lifted, the Company intends vigorously to defend all claims advanced by National Union.

On April 12, 2011, Fireman’s Fund Insurance Company (“Fireman’s Fund”), another of the Company’s general liability insurers, sued Hartford Fire Insurance Company (“Hartford”), a third insurance company from whom the Company purchased general liability insurance, in the United States District Court for the Northern District of California, Fireman’s Fund Insurance Company v. Hartford Fire Insurance Company, Civil No. 11 1789 SBA (the “Fireman’s Fund action”). The Company has intervened in the Fireman’s Fund action and has moved to stay all proceedings in that action as well, pending resolution of the underlying Ocean Pointe Cases.

On November 21, 2011, the Company commenced a lawsuit against National Union, Fireman’s Fund, Hartford and others in the Superior Court of the State of California in and for the City and County of San Francisco (the “San Francisco coverage action”). In the San Francisco coverage action, the Company alleges generally that the separate pendency of the National Union action and the Fireman’s Fund action presents a risk of inconsistent adjudications; that the San Francisco Superior Court has jurisdiction over all of the parties and should exercise jurisdiction at the appropriate time to resolve any and all disputes that have arisen or may in the future arise among the Company and its liability insurers; and that the San Francisco coverage action should also be stayed pending resolution of the underlying Ocean Pointe Cases. The Company intends to move for such a stay if necessary.

Nishimura case.  Nishimura v. Gentry Homes, Ltd; Simpson Manufacturing Co., Inc.; and Simpson Strong-Tie Company, Inc., Civil no. 11-1-1522-07, was filed in the Circuit Court of the First Circuit of Hawaii on July 20, 2011. The case alleges premature corrosion of the Company’s strap tie holdown products in a housing development at Ewa Beach in Honolulu, Hawaii. The case is a putative class action brought by owners of allegedly affected homes. The Complaint alleges that the Company’s strap products and mudsill anchors are insufficiently corrosion resistant and/or fail to comply with Honolulu’s building code. The Company is currently investigating the claims asserted in the complaint, including, among other things: the existence and extent of the alleged corrosion, if any; the building code provisions alleged to be applicable and, if applicable, whether the products complied; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if any are needed. At this time, the likelihood that the Company will be found liable for any damage allegedly suffered and the extent of such liability, if any, are unknown. The Company denies liability of any kind and has filed a motion to dismiss the action on various factual and legal grounds. If the case is not dismissed, the Company intends to defend itself vigorously in this action.

With respect to these legal proceedings, individually and in the aggregate, the Company has not yet been able to determine whether an unfavorable outcome is probable or reasonably possible and has not been able to reasonably estimate the amount or range of any possible loss. As a result, no amounts have been accrued or disclosed in the accompanying consolidated financial statements with respect to these legal proceedings.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SSD.” The following table shows the range of high and low closing sale prices per share of the common stock as reported by the NYSE and dividends paid per share of common stock for the calendar quarters indicated:

	Market Price		Dividends
Quarter	High	Low	Paid
2011
Fourth	$35.23	$23.43	$0.125
Third	30.57	23.86	0.125
Second	30.39	26.05	0.125
First	31.67	26.21	0.125

2010
Fourth	$31.25	$25.39	$0.10
Third	26.17	22.04	0.10
Second	34.25	24.55	0.10
First	28.60	22.28	0.10

The Company estimates that as of February 13, 2012, approximately 11,700 persons beneficially owned shares of the Company’s common stock either directly or through nominees.

In January 2012, the Company’s Board of Directors declared a dividend of $0.125 per share to be paid on April 26, 2012, to stockholders of record on April 5, 2012. The Company began declaring quarterly dividends of $0.05 per common share in January 2004. The Company paid quarterly dividends of $0.10 per share in 2010 and $0.125 per share in 2011. Future dividends, if any, will be determined by the Company’s Board of Directors, based on the Company’s earnings, cash flows, financial condition and other factors deemed relevant by the Board of Directors.

In January 2012, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2012. This replaces the $100.0 million repurchase authorization from December 2011. In 2011, the Company repurchased 1.9 million shares of its common stock, at a cost of $53.2 million. The Company did not repurchase any shares in 2010 or 2009.

The following table sets forth certain information as of December 31, 2011, concerning (a) all equity compensation plans of the Company previously approved by the stockholders and (b) all equity compensation plans of the Company not previously approved by the stockholders.

Plan Category	(a) Number of securities to be issued on exercise of outstanding options, warrants & rights	(b) Weighted-average exercise price of outstanding options, warrants & rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders	2,134,252	$31.15	6,237,787

Equity compensation plans not approved by stockholders	0	N/A	65,400	(1)

Total	2,134,252	$31.15	6,303,187

(1)          Includes 12,400 shares issued on January 9, 2012, under the Company’s 1994 Employee Stock Bonus Plan. As of December 31, 2011, the Company had reserved 200,000 shares of common stock for issuance as bonuses under the 1994 Employee Stock Bonus Plan, of which 134,600 shares had been issued.

Company Stock Price Performance

The graph below compares the cumulative total stockholder return on the Company’s common stock from December 31, 2006, through December 31, 2011, with the cumulative total return on the S & P 500 Index and the Dow Jones Building Materials Index over the same period (assuming the investment of $100 in the Company’s common stock and in each of the indices on December 31, 2006, and reinvestment of all dividends).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Simpson Manufacturing Co., Inc., the S&P 500 Index,

and the Dow Jones US Building Materials & Fixtures Index

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years ended December 31, 2011, 2010, 2009, 2008 and 2007 (presented in thousands, except per share amounts), derived from the Consolidated Financial Statements of the Company. The Company sold its venting operation in 2010 and has classified the venting operation as discontinued operations for the periods presented herein. The Company adopted the revised business combinations guidance codified as the “Business Combinations” topic and the revised guidance in the “Income Taxes” topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) regarding accounting for uncertainty in income taxes, on January 1, 2009, and January 1, 2007, respectively. The presentation of the information in the tables below complies with the accounting pronouncements, but is not necessarily comparable with prior years. The financial information below includes acquired company results of operations beginning on the dates of acquisition. For a summary of recent acquisitions, see “Note 2 — Acquisitions” to the consolidated financial statements included herein. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Years Ended December 31,
	2011	2010	2009	2008	2007

Statement of Operations Data:
Net sales	$603,446	$555,487	$526,544	$676,724	$745,692
Cost of sales	332,642	311,349	341,645	404,163	449,064
Gross profit	270,804	244,138	184,899	272,561	296,628

Research and development and other engineering expense	25,886	21,110	18,756	20,173	19,026
Selling expense	73,568	63,293	58,790	73,509	69,010
General and administrative expense	95,820	79,788	75,063	86,880	86,083
Impairment of goodwill	1,282	6,292	—	2,964	10,666
Loss (gain) on sale of assets	191	(4,769)	794	(122)	(713)
Income from operations	74,057	78,424	31,496	89,157	112,556

Income (loss) in equity method investment, before tax	4,389	(535)	(194)	(486)	(33)
Interest income, net	340	148	175	2,606	5,773
Income from continuing operations before income taxes	78,786	78,037	31,477	91,277	118,296

Provision for income taxes from continuing operations	27,886	33,239	17,356	36,102	48,466
Income from continuing operations, net of tax	50,900	44,798	14,121	55,175	69,830

Discontinued operations:
Loss from discontinued operations	—	(23,419)	(2,986)	(1,625)	(1,720)
Benefit from income taxes from discontinued operations	—	(7,207)	(1,082)	(384)	(632)
Loss from discontinued operations, net of tax	—	(16,212)	(1,904)	(1,241)	(1,088)

Net income	$50,900	$28,586	$12,217	$53,934	$68,742

Earnings (loss) per share of common stock:

Basic
Continuing operations	$1.04	$0.91	$0.29	$1.13	$1.44
Discontinued operations	—	(0.33)	(0.04)	(0.03)	(0.02)
Net income	1.04	0.58	0.25	1.11	1.42

Diluted
Continuing operations	$1.04	$0.90	$0.29	$1.13	$1.43
Discontinued operations	—	(0.33)	(0.04)	(0.03)	(0.02)
Net income	1.04	0.58	0.25	1.10	1.40

Cash dividends declared per share of common stock	$0.50	$0.40	$0.40	$0.40	$0.40

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Working capital	$430,476	$511,640	$458,607	$455,703	$438,538
Property, plant and equipment, net	195,716	177,072	187,814	193,318	198,117
Total assets	836,087	874,709	843,805	830,200	817,679
Line of credit and long-term debt, including current portion	—	—	—	26	1,029
Total liabilities	77,724	86,916	80,021	81,174	94,279
Total stockholders’ equity	758,363	787,793	763,784	749,026	723,400

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

The following is a discussion and analysis of the consolidated financial condition and results of continuing operations, unless stated otherwise, for the Company for the years ended December 31, 2011, 2010 and 2009, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere herein.

Overview

The Company’s net sales increased to $603.4 million in 2011 from $526.5 million in 2009, reflecting improved economic conditions primarily in North America. Net sales increased in 2011 from 2009 in all regions of the United States, with an above-average rate of increase in the mid-western region of the country, and net sales to lumber dealers increased significantly over the same period. Net sales also increased in 2011 from 2009 in Europe, Canada, Asia and Australia. Net sales increases in Europe are partly due to the acquisitions of:

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

•                  Agence Internationale Commerciale et Industrielle, S.A.S., a French company (“Aginco”), in April 2009, and

•                  Certain assets of CGMI, formerly called Socom S.A., a French company (“Socom”), in November 2010.

Gross profit margin increased from 35.1% in 2009 to 44.9% in 2011, primarily due to decreased costs of materials and increased absorption of fixed overhead.

In 2011, home center sales have recovered to their 2009 levels. A large part of the home center sales was sales to The Home Depot, which exceeded 10% of the Company’s consolidated net sales in the years ended December 31, 2011, 2010, and 2009 (see “Item 1A — Risk Factors” and Note 14 to the Company’s Consolidated Financial Statements). Consolidation of retailers and distributors has occurred over time. While the consolidation of these large retailers and distributors provides the Company with opportunities for growth, the increasing size and importance of individual customers exposes Simpson Strong-Tie to potential over-dependence. The loss of any of the larger home centers and distributors as customers would have a material adverse effect on SST, unless and until either such customers are replaced or SST makes the necessary adjustments (if possible) to compensate for the loss of business.

Results of Operations

The following table sets forth, for the years indicated, the percentage of net sales of certain items in the Company’s Consolidated Statements of Operations.

	Years Ended December 31,
	2011	2010	2009

Net sales	100.0%	100.0%	100.0%
Cost of sales	55.1%	56.0%	64.9%
Gross profit	44.9%	44.0%	35.1%
Research and development and other engineering	4.3%	3.8%	3.6%
Selling expense	12.2%	11.4%	11.2%
General and administrative expense	15.9%	14.4%	14.3%
Impairment of goodwill	0.2%	1.1%	—
Loss (gain) on sale of assets	0.0%	(0.9)%	0.2%
Income from operations	12.3%	14.1%	6.0%
Income (loss) in equity method investment	0.7%	(0.1)%	—
Interest income, net	0.1%	—	—
Income from continuing operations, before income taxes	13.1%	14.0%	6.0%
Provision for income taxes from continuing operations	4.6%	6.0%	3.3%
Income from continuing operations, net of tax	8.4%	8.1%	2.7%
Loss from discontinued operations, net of tax	—	(2.9)%	(0.4)%
Net income	8.4%	5.1%	2.3%

Comparison of the Years Ended December 31, 2011 and 2010

The following table illustrates the change in the Company’s continuing operations from 2010 to 2011, and the increases or decreases for each category by segment.

(in thousands)

	Continuing	Increase (Decrease) in Operating Segment				Continuing
	Operations	North		Asia/	Admin &	Operations
	2010	America	Europe	Pacific	All Other	2011

Net sales	$555,487	$30,100	$16,932	$296	$631	$603,446
Cost of sales	311,349	3,971	13,781	2,239	1,302	332,642
Gross profit	244,138	26,129	3,151	(1,943)	(671)	270,804

Research and development and other engineering expense	21,110	3,457	1,252	(50)	117	25,886
Selling expense	63,293	7,068	2,080	599	528	73,568
General and administrative expense	79,788	15,999	153	(1,125)	1,005	95,820
Impairment of goodwill	6,292	—	(5,009)	—	(1)	1,282
Loss (gain) on sale of assets	(4,769)	5,262	(295)	(7)	—	191
Income from operations	78,424	(5,657)	4,970	(1,360)	(2,320)	74,057

Income (loss) in equity method investment, before tax	(535)	4,924	—	—	—	4,389
Interest income, net	148	109	105	76	(98)	340
Income from continuing operations before income taxes	78,037	(624)	5,075	(1,284)	(2,418)	78,786

Provision for income taxes from continuing operations	33,239	(3,364)	148	(1,095)	(1,042)	27,886
Income from continuing operations, net of tax	$44,798	$2,740	$4,927	$(189)	$(1,376)	$50,900

Net Sales

The following table represents net sales by segment for the years ended December 31, 2010 and 2011:

(in thousands)

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

December 31, 2010	$444,622	$101,314	$9,232	$319	$555,487
December 31, 2011	474,722	118,246	9,528	950	603,446
Increase	30,100	16,932	296	631	47,959
Percentage increase	6.8%	16.7%	3.2%	197.8%	8.6%

In 2011, net sales increased 8.6% to $603.4 million as compared to net sales of $555.5 million in 2010. Sales in the North American segment increased 6.8% from $444.6 million in 2010 to $474.7 million in 2011, which accounted for 62.8% of the total Company’s overall increase. The North American segment accounted for 78.7% of the Company’s total sales in 2011, a decrease from 80.0% in 2010. The increase in net sales in North America resulted from increases in both sales volume and increased prices as average prices increased 5.2%. In 2011, sales increased throughout most of North America. The growth in the United States was strongest in the south/southeastern region. Sales to contractor and dealer distributors and lumber dealers increased. Sales in the European segment increased 16.7% from $101.3 million in 2010 to $118.2 million in 2011, which was 35.3% of the Company’s overall increase. The European segment accounted for 19.6% of the Company’s total sales in 2011, a slight increase from 18.2% in 2010. The increase in net sales in Europe resulted from an increase in sales volume as average prices were flat. Sales in Asia and Australia, although relatively small, have increased as the Company has recently expanded its presence in the region. The increase in Admin and All Other is due a full year of lease revenues on the building in Vacaville, California. Sales increased across most of the Company’s major product lines.

Gross Profit

The following table represents gross profit by segment for the years ended December 31, 2010 and 2011:

(in thousands)

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

December 31, 2010	$205,372	35,410	2,610	746	244,138
December 31, 2011	231,499	38,561	667	77	270,804
Increase (decrease)	26,127	3,151	(1,943)	(669)	26,666
Percentage increase (decrease)	12.7%	8.9%	(74.4)%	(89.7)%	10.9%

Gross profit increased 10.9% to $270.8 million in 2011 from $244.1 million in 2010. As a percentage of net sales, gross profit increased from 44.0% in 2010 to 44.9% in 2011. The increase in gross margins was primarily due to increased absorption of fixed overhead, as a result of higher production volumes. The Company continues to face uncertainty in the cost and availability of steel. Several factors are contributing to this uncertainty. Steel prices increased from their levels in mid-2011, as better then expected demand for steel has led to price increases. The Company expects steel prices to increase in the first half of 2012. The steel market continues to be dynamic, however, with a high degree of uncertainty about future pricing trends. If steel prices increase and the Company is not able to maintain its prices or increase them sufficiently, the Company’s margins could deteriorate. As a percentage of net sales, gross profit in the North American segment increased from 46.2% in 2010 to 48.8% in 2011, in the European segment decreased from 35.0% in 2010 to 32.6% in 2011, and in the Asia/Pacific segment decreased from 28.3% in 2010 to 7.0% in 2011. All segments benefited from the increased absorption of fixed overhead, as a result of higher production volumes.

Research and Development and Other Engineering Expense

Research and development and other engineering expense increased 22.6% from $21.1 million in 2010 to $25.9 million in 2011, primarily due to increases in personnel costs of $1.9 million, cash profit sharing of $0.9 million and professional services of $0.8 million. These changes were mostly attributable to the North American segment.

Selling Expense

Selling expense increased 16.2% from $63.3 million in 2010 to $73.6 million in 2011, primarily due to increases in personnel costs of $4.9 million, cash profit-sharing and commissions of $2.7 million, promotional costs of $1.4 million and equity based compensation of $1.0 million. These changes were mostly attributable to the North American segment.

General and Administrative Expense

General and administrative expense increased 20.1% from $79.8 million in 2010 to $95.8 million in 2011 due to increases in professional and legal fees of $7.8 million primarily related to acquisitions, cash profit sharing of $3.2 million resulting from higher operating profits, personnel costs of $2.2 million, equity-based compensation of $1.3 million, depreciation expense of $0.9 million and impairment of available for sale assets of $0.7 million. These changes were mostly attributable to the North American segment.

Impairment of Goodwill

The impairment charge taken in 2011 resulting from the Company’s annual impairment test in the fourth quarter of 2011 was associated with assets in England that were acquired in 1999 and with the U.K. reporting unit. The reporting unit’s carrying value exceeded the fair value, primarily due to reduced future expected net cash flows from weakening profit margins. The goodwill associated with the U.K. reporting unit was fully impaired. The method to determine the fair value of the U.K. reporting unit was a discounted cash flow model. The Company’s 2010 annual goodwill impairment analysis resulted in an impairment charge associated with the European anchor products reporting unit. See “Critical Accounting Policies and Estimates — Goodwill Impairment Testing.”

Gain on Sale of Assets

In 2010, the Company’s North American segment recorded gains on sale of assets of $4.8 million, primarily due to the sale of its real estate in Brea, California.

Equity Based Compensation

The Company estimates that the pre-tax stock expense for 2012 will be approximately $8.0 million for stock options granted in 2008 through 2011 and restricted stock units awarded in January 2012.

Provision for Income Taxes

The effective tax rate was 35.4% in 2011, as compared to 42.6% in 2010 was primarily due to improved operations in 2011 in countries where valuation allowances are recorded against tax losses. In addition, the effective tax rate in 2010 was higher because of a goodwill impairment for which a tax benefit was not recognized. The change in the provision for income taxes was attributable to both the North American and Asia/Pacific segments.

Comparison of the Years Ended December 31, 2010 and 2009

The following table illustrates the changes in the Company’s continuing operations from 2009 to 2010 and the increases or decreases for each category by segment.

(in thousands)

	Continuing	Increase (Decrease) in Operating Segment				Continuing
	Operations	North		Asia/	Admin &	Operations
	2009	America	Europe	Pacific	All Other	2010

Net sales	$526,544	$17,194	$7,698	$3,732	$319	$555,487
Cost of sales	341,645	(23,410)	(6,869)	(122)	105	311,349
Gross profit	184,899	40,604	14,567	3,854	214	244,138

Research and development and other engineering expense	18,756	2,372	76	31	(125)	21,110
Selling expense	58,790	4,374	391	314	(576)	63,293
General and administrative expense	75,063	10,318	(2,597)	(360)	(2,636)	79,788
Impairment of goodwill	—	—	6,292	—	—	6,292
Loss (gain) on sale of assets	794	(7,560)	2,030	(33)	—	(4,769)
Income from operations	31,496	31,100	8,375	3,902	3,551	78,424

Loss in equity method investment, before tax	(194)	(341)	—	—	—	(535)
Interest income, net	175	49	(54)	105	(127)	148
Income from continuing operations before income taxes	31,477	30,808	8,321	4,007	3,424	78,037

Provision for income taxes from continuing operations	17,356	12,259	2,803	441	380	33,239
Income from continuing operations, net of tax	$14,121	$18,549	$5,518	$3,566	$3,044	$44,798

Net Sales

The following table represents net sales by segment for the years ended December 31, 2009 and 2010:

(in thousands)

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

December 31, 2009	$427,428	93,616	5,500	—	526,544
December 31, 2010	444,622	101,314	9,232	319	555,487
Increase	17,194	7,698	3,732	319	28,943
Percentage increase	4.0%	8.2%	67.9%	—	5.5%

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

Gross Profit

The following table represents gross profit by segment for the years ended December 31, 2009 and 2010:

(in thousands)

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

December 31, 2009	$164,768	$20,843	$(1,244)	$532	$184,899
December 31, 2010	205,372	35,410	2,610	746	244,138
Increase	40,604	14,567	3,854	214	59,239
Percentage increase	24.6%	69.9%	—	40.3%	32.0%

Gross profit increased 32.0% to $244.1 million in 2010 from $184.9 million in 2009. As a percentage of net sales, gross profit increased from 35.1% in 2009 to 44.0% in 2010. The increase in gross margins was primarily due to lower manufacturing costs, including lower costs of material, labor and overhead, and increased absorption of fixed overhead, as a result of higher production volumes. Steel prices increased from their levels in mid-2010, as steel mills raised prices as demand returned to steel markets. As a percentage of net sales, gross profit in the North American segment increased from 38.5% in 2009 to 46.2% in 2010, in the European segment increased from 22.3% in 2009 to 35.0% in 2010, and in the Asia/Pacific segment increased from a loss of 22.6% in 2009 to a profit of 28.3% in 2010. All segments benefited from the increased absorption of fixed overhead, as a result of higher production volumes and lower manufacturing costs, including lower costs of material, labor and overhead.

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

Impairment of Goodwill

The impairment charge taken in 2010, which resulted from the Company’s annual impairment test in the fourth quarter, was associated with assets that were acquired in Germany and Ireland in 2008 and was allocated to the European anchor products reporting unit. The reporting unit’s carrying value exceeded the fair value, primarily due to reduced future expected net cash flows. The method to determine the fair value of the European anchor products reporting unit was a discounted cash flow model. This reporting unit was associated with the European segment. See “Critical Accounting Policies and Estimates — Goodwill Impairment Testing.”

Gain on Sale of Assets

In 2010, the Company’s North American segment recorded gains on sale of assets of $4.8 million, primarily due to the sale of its real estate in Brea, California.

Provision for Income Taxes

The effective tax rate was 42.6% in 2010, as compared to 55.1% in 2009. This decrease was primarily due to improved operations in countries where valuation allowances were recorded against tax losses, partly offset by a goodwill impairment charge for which a tax benefit was not recognized. The change in the provision for income taxes was mostly attributable to the North American segment.

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

The Company writes the gross value of the inventory down to its net realizable value. The Company estimates net realizable value based on estimated selling price less further costs to completion and disposal. The Company impairs slow-moving products by comparing inventories on hand to projected demand. If on-hand supply of a product exceeds projected demand or if the Company believes the product is no longer marketable, the product is considered obsolete inventory. The Company revalues obsolete inventory to its net realizable value. The Company has consistently applied this methodology. The Company believes that this approach is prudent and makes suitable provisions for slow-moving and obsolete inventory. When provisions are established, a new cost basis of the inventory is created. Unexpected change in market demand, building codes or buyer preferences could reduce the rate of inventory turnover and require the Company to recognize more obsolete inventory.

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

Business Combinations

The Company recognizes separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. On the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, the Company records any subsequent adjustments to its consolidated statements of operations.

Accounting for business combinations requires the Company’s management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Although the Company believes that the assumptions and estimates it has made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets that the Company has acquired include:

•                  Future expected cash flows from customer relationships and acquired unpatented technologies and patents;

•                  The acquired company’s brand and competitive position and assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and

•                  Discount rates.

Unanticipated events and circumstances may affect the accuracy or validity of such assumptions, estimates or actual results.

For a given acquisition, the Company may identify pre-acquisition contingencies as of the acquisition date and may extend its review and evaluation of these pre-acquisition contingencies throughout the measurement period (up to one year from the acquisition date) to obtain sufficient information to assess whether the Company includes these contingencies as a part of the purchase price allocation and, if so, to determine their estimated amounts.

If the Company determines that a pre-acquisition contingency (that is not income-tax related) is probable in nature and estimable as of the acquisition date, the Company records its best estimate for such a contingency as a part of the preliminary purchase price allocation. The Company often continues to gather information for and evaluate its pre-acquisition contingencies throughout the measurement period. If the Company makes changes to the amounts recorded or identifies additional pre-acquisition contingencies during the measurement period, such amounts are included in the purchase price allocation during the measurement period and, subsequently, in the Company’s results of operations.

In addition, the Company estimates uncertain tax positions’ and tax related valuation allowances assumed in connection with a business combination initially as of the acquisition date. The Company reevaluates these items quarterly with any adjustments to its preliminary estimates being recorded to goodwill if the Company is within the measurement period. The Company continues to collect information in order to determine their estimated values. Subsequent to the measurement period or the Company’s final determination of the uncertain tax positions estimated value or tax-related valuation allowances, whichever comes first, changes to these uncertain tax positions and tax-related valuation allowances will affect the Company’s provision for income taxes in its consolidated statement of operations and could have a material effect on the Company’s results of operations and financial position.

Goodwill Impairment Testing

The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (in the fourth quarter for the Company). For certain reporting units, management may first assess qualitative factors related to the goodwill associated with the reporting unit to determine whether it is necessary to perform a two-step impairment test. If it is more likely than not that the fair value of the unit is greater than the carrying amount of goodwill, no further testing is required. If it is more likely than not that the fair value of the unit is less than the carrying amount of goodwill, management will test goodwill for impairment. Between annual tests, events or circumstances may occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or disposition or relocation of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using discounted cash flow methodologies or a combination of market approaches, if information is readily available, and discounted cash flow methodologies. This process also requires significant judgments, including estimation of future cash flows, which depends on internal forecasts, estimation of the long-term rate of growth for the Company’s business, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment for each reporting unit. Actual cash flows in the future may differ significantly from those assumed. The Company has allocated goodwill to reporting units based on the reporting unit or units expected to benefit from the acquisition. Reporting units are generally determined based on country or region of operations.

The impairment charge taken in 2011 resulting from the Company’s annual impairment test was associated with assets in England that were acquired in 1999 and with the Company’s U.K. reporting unit. The reporting unit’s carrying value exceeded the fair value, primarily due to reduced future expected net cash flows from weakening profit margins. The impairment charge taken in 2010, which was a result of the Company’s annual impairment test, was related to assets that were acquired in Germany and Ireland in 2008 and associated with the European anchor products reporting unit. The reporting unit’s carrying value exceeded the fair value, primarily due to reduced future expected net cash flows. The method to determine the fair value of the European anchor products and U.K. reporting units were discounted cash flow models. At December 31, 2011, the balance of goodwill of the U.K. reporting unit and the European anchor products reporting unit were fully impaired. These reporting units are both associated with the European segment.

The Company’s German reporting unit passed step one of the annual impairment test by a 10% margin. This reporting unit is highly sensitive to management’s plans for increasing margins, including consolidation of activities within Germany into one location. The reporting unit’s failure to meet management’s objectives could result in a future impairment of some of or all of the reporting unit’s goodwill, which was $2.3million at December 31, 2011.

Effect of New Accounting Standards

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

Liquidity and Sources of Capital

The Company’s liquidity needs arise principally from working capital requirements, capital expenditures and business acquisitions. During the three years ended December 31, 2011, the Company relied on internally generated funds to finance these needs. The Company’s working capital requirements are seasonal with the highest need typically occurring in the second and third quarters of the year. Cash and cash equivalents were $213.8 million and $335.0 million at December 31, 2011 and 2010, respectively. Working capital was $430.5 million and $511.6 million at December 31, 2011 and 2010, respectively. As of December 31, 2011, the Company had no borrowings on its revolving line of credit. The Company had unused capacity on this and other credit facilities of $204.4 million.

As of December 31, 2011, the Company’s investments consisted of only United States Treasury securities and money market funds aggregating $53.3 million. Cash collected by the Company’s United States subsidiaries is routinely transferred into cash management accounts which typically do not have restrictions on withdrawals. As of December 31, 2011, the Company had $144.7 million or 67.7% of its cash and cash equivalents held outside the United States in accounts belonging to various Company foreign operating entities, including $56.5 million it used to purchase S&P Clever in January 2012. The majority of this balance is held in foreign currencies and could be subject to additional taxation if it were repatriated to the United States.

The Company’s operating activities provided $35.1 million, $77.2 million and $126.2 million in net cash in 2011, 2010 and 2009, respectively. In 2011, cash was provided by net income of $50.9 million and noncash expenses totaling $30.0 million, primarily depreciation, amortization, stock-based compensation charges and impairment of assets. These increases were offset by increases in inventories of $26.9 million, trade accounts receivable of $7.0 million, and decrease in trade accounts payable of $10.1 million. The Company’s inventories increased 18.3% from $152.3 million at December 31, 2010, to $180.1 million at December 31, 2011, primarily due to increases in raw materials and finished goods. The balance of the cash provided in 2011 resulted from changes in other asset and liability accounts, none of which was material.

The Company’s investing activities used $74.3 million in net cash in 2011, provided $7.9 million in net cash in 2010 and used $39.5 million in net cash in 2009. Cash paid for the Fox Industries and Automatic Stamping asset acquisitions was $51.9 million, up from $5.2 million in 2010 when the Company acquired Socom. Cash paid for capital expenditures was $26.1 million in 2011, down from $28.3 million in 2010. The cash paid for capital expenditures was partly offset by sales of assets of $3.1 million. The Company used $9.9 million of these capital expenditures in 2011 to complete its new manufacturing facility in San Bernardino County, California, used $6.2 million for the purchase of Keymark’s software assets, and used $3.7 million to purchase land and begin the construction of a new facility in Bad Nauheim, Germany. The construction of the new facility will allow the Company to consolidate three of its German operations into a single facility. The Company’s planned capital expenditures for 2012 total approximately $27.0 million.

In December 2011, the Company purchased the assets, net of certain liabilities, of Fox Industries a manufacturer of construction products and systems for restoring, protecting and strengthening concrete, for $8.7 million. In December 2011, the Company purchased the assets of Automatic Stamping, a manufacturer of truss plates, for $43.5 million. In January 2012, the Company purchased the equity of S&P Clever for $56.5 million. S&P Clever manufacturers and sells engineered materials for repair, strengthening and restoration of concrete, asphalt and masonry construction and has operations throughout Europe.

At December 31, 2011, the Company had vacant facilities, in San Leandro, California, which it classified as assets held for sale. In 2011, the Company entered into a contract to the sell the property below carrying value. The Company recorded an impairment charge of $1.1 million, the amount by which the carrying value exceeds the net realized value pursuant to the sale contract.

The Company is continuing to evaluate its alternatives for the operations at its facility in Ireland. The Company has not yet decided if or when it will relocate the manufacturing operations, and hopes to maintain research and development and limited operations at this location. The Company would record an impairment charge equal to the amount, if any, by which its carrying value exceeds its estimated net realized value if this facility qualifies for held for sale accounting treatment or if its value is not recoverable as an in-use asset.

In 2013, the Company plans to relocate three of its German operations into a single facility. With the completion of the relocation, the Company will market the vacated Hungen, Germany, facility for sale. At that time the Company will evaluate whether an impairment charge, equal to the amount by which the carrying value of the Hungen property exceeds its estimated net realizable value, should be recorded.

The Company’s financing activities used $76.3 million, $1.8 million and $11.7 million in net cash in 2011, 2010 and 2009, respectively. Uses of cash for financing activities were primarily from the repurchase of the Company’s common stock for $53.2 million and from payments of cash dividends of $23.3 million. In January 2012, the Company’s Board of Directors declared a dividend of $0.125 per share, a total of $6.0 million, to be paid on April 26, 2012, to stockholders of record on April 5, 2012.

In January 2012, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2012. This replaced the $100.0 million repurchase authorization from December 2010. During 2011, the Company repurchased 1.9 million shares of its common stock, at a total cost of $53.2 million. The Company made no repurchases during 2010 or 2009.

In October 2007, the Company entered into an unsecured credit agreement with a syndicate of banks providing for a 5-year revolving credit facility of $200 million. The Company has the ability to increase the amount available under the credit agreement by an additional $200 million, to a maximum of $400 million, if existing lenders or new lenders are willing to make additional commitments and if the Company satisfies certain other conditions. The Company is required to pay an annual facility fee of 0.08% to 0.10% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. Amounts borrowed under the credit agreement will bear interest at an annual rate equal to either, at the Company’s option, (a) the British Bankers Association London Interbank Offered Rate for the appropriate currency appearing on Reuters Screen LIBOR01-02 Page (the “LIBO Rate”) plus a spread of from 0.27% to 0.40%, determined quarterly based on the Company’s leverage ratio, or (b) the base rate, plus a spread of 0.50%. The Company will pay participation fees for outstanding standby letters of credit at an annual rate equal to the LIBO Rate plus the applicable spreads described in the preceding sentence, and will pay market-based fees for commercial letters of credit. Loans outstanding under the credit agreement may be prepaid at any time without penalty except for LIBO Rate breakage costs and expenses.

The proceeds of loans advanced under the credit agreement and letters of credit issued thereunder may be used for working capital and other general corporate needs of the Company, to pay dividends to the Company’s stockholders or to repurchase outstanding securities of the Company as permitted by the credit agreement, and to finance acquisitions by the Company permitted by the credit agreement. No loans or letters of credit are currently outstanding under the credit agreement. The Company and its subsidiaries are required to comply with various affirmative and negative covenants. The covenants include provisions that would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations. As of December 31, 2011, the Company was in compliance with its financial covenants under the credit agreement. The unsecured credit agreement expires in October 2012. The Company plans to negotiate a new credit agreement but anticipates that the terms of a new credit agreement are not likely to be as favorable as the terms of the current credit agreement.

The Company’s contractual obligations, as of December 31, 2011, for future payments are as follows, in thousands:

	Payments Due by Period
	Total	Less			More
	all	than 1	1 – 3	3 – 5	than 5
Contractual Obligation	periods	year	years	years	years

Debt interest obligations	133	133	—	—	—
Operating lease obligations	16,000	5,109	5,753	3,479	1,659
Purchase obligations	18,236	16,354	1,882	—	—
Total	$34,369	$21,596	$7,635	$3,479	$1,659

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

At December 31, 2011, the Company’s expected payment for contractual obligations includes $5.7 million of gross liability for uncertain tax positions, although the Company cannot estimate the amount realized or the timing of cash settlement of this liability. This amount does not include any amount receivable that may arise from the settlement of the Company’s uncertain tax positions. See Notes 1 and 10 to the Company’s Consolidated Financial Statements.

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

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to the Company’s operations taken as a whole. The translation adjustment resulted in a decrease in accumulated other comprehensive income of $7.8 million for the year ended December 31, 2011, primarily due to the effect of the strengthening of the United States dollar in relation to the Canadian dollar and most European currencies.

Item 8. Consolidated Financial Statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Simpson Manufacturing Co., Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Simpson Manufacturing Co., Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Fox Industries and Automatic Stamping from its assessment of internal control over financial reporting as of December 31, 2011 because they were acquired by the Company in purchase business combinations during 2011.  We have also excluded Fox Industries and Automatic Stamping from our audit of internal control over financial reporting.  The total assets of these acquisitions are 1.1% and 5.1%, respectively,  and combined total revenues are less then 0.1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Francisco, California
February 28, 2012

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$213,817	$335,049
Trade accounts receivable, net	76,420	68,256
Inventories	180,129	152,297
Deferred income taxes	11,774	10,189
Assets held for sale	6,793	10,787
Other current assets	13,131	14,678
Total current assets	502,064	591,256

Property, plant and equipment, net	195,716	177,072
Goodwill	99,849	70,069
Equity method investment	—	213
Intangible assets	27,856	23,466
Deferred income taxes	2,851	2,579
Other noncurrent assets	7,751	10,054
Total assets	$836,087	$874,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$22,034	$35,164
Accrued liabilities	36,156	31,372
Accrued profit sharing trust contributions	4,477	5,591
Accrued cash profit sharing and commissions	3,446	2,805
Accrued workers’ compensation	5,474	4,684
Total current liabilities	71,587	79,616

Long-term liabilities	6,137	7,300
Total liabilities	77,724	86,916

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, par value $0.01; authorized shares, 5,000; issued and outstanding shares, none	—	—
Common stock, par value $0.01; authorized shares, 160,000; issued and outstanding shares, 48,163 and 50,096 at December 31, 2011 and 2010, respectively	481	500
Additional paid-in capital	170,483	165,425
Retained earnings	580,616	607,241
Accumulated other comprehensive income	6,783	14,627
Total stockholders’ equity	758,363	787,793
Total liabilities and stockholders’ equity	$836,087	$874,709

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009

Net sales	$603,446	$555,487	$526,544
Cost of sales	332,642	311,349	341,645
Gross profit	270,804	244,138	184,899

Operating expenses:
Research and development and other engineering	25,886	21,110	18,756
Selling	73,568	63,293	58,790
General and administrative	95,820	79,788	75,063
Impairment of goodwill	1,282	6,292	—
Loss (gain) on sale of assets	191	(4,769)	794
	196,747	165,714	153,403

Income from operations	74,057	78,424	31,496

Income (loss) in equity method investment, before tax	4,389	(535)	(194)
Interest income	913	492	542
Interest expense	(573)	(344)	(367)
Income from continuing operations before taxes	78,786	78,037	31,477

Provision for income taxes from continuing operations	27,886	33,239	17,356

Income from continuing operations, net of tax	50,900	44,798	14,121

Loss from discontinued operations, net of tax	—	(16,212)	(1,904)

Net income	$50,900	$28,586	$12,217

Earnings (loss) per common share:
Basic
Continuing operations	$1.04	$0.91	$0.29
Discontinued operations	—	(0.33)	(0.04)
Net income	1.04	0.58	0.25

Diluted
Continuing operations	$1.04	$0.90	$0.29
Discontinued operations	—	(0.33)	(0.04)
Net income	1.04	0.58	0.25

Weighted average number of shares outstanding
Basic	48,974	49,498	49,135
Diluted	49,023	49,612	49,256

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the years ended December 31, 2009, 2010 and 2011

(In thousands, except per share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2009	48,971	$490	$136,867	$605,950	$5,719	$—	$749,026
Comprehensive income:
Net income	—	—	—	12,217	—	—	12,217
Other comprehensive income:
Translation adjustment	—	—	—	—	13,043	—	13,043
Comprehensive income							25,260
Options exercised	396	3	7,624	—	—	—	7,627
Stock compensation expense	—	—	1,690	—	—	—	1,690
Tax benefit of options exercised	—	—	(445)	—	—	—	(445)
Cash dividends declared on common stock, $0.40 per share	—	—	—	(19,674)	—	—	(19,674)
Common stock issued at $27.76 per share	10	—	300	—	—	—	300
Balance, December 31, 2009	49,377	493	146,036	598,493	18,762	—	763,784
Comprehensive income:
Net income	—	—	—	28,586	—	—	28,586
Other comprehensive income:
Translation adjustment	—	—	—	—	(4,135)	—	(4,135)
Comprehensive income							24,451
Options exercised	707	7	17,941	—	—	—	17,948
Stock compensation expense	—	—	3,577	—	—	—	3,577
Tax benefit of options exercised	—	—	(2,430)	—	—	—	(2,430)
Cash dividends declared on common stock, $0.40 per share	—	—	—	(19,838)	—	—	(19,838)
Common stock issued at $26.42 per share	12	—	301	—	—	—	301
Balance, December 31, 2010	50,096	500	165,425	607,241	14,627	—	787,793
Comprehensive income:
Net income	—	—	—	50,900	—	—	50,900
Other comprehensive income:
Translation adjustment	—	—	—	—	(7,844)	—	(7,844)
Comprehensive income							43,056
Options exercised	8	—	214	—	—	—	214
Stock compensation expense	—	—	6,194	—	—	—	6,194
Tax benefit of options exercised	—	—	(1,554)	—	—	—	(1,554)
Repurchase of common stock	(1,948)	—	—	—	—	(53,208)	(53,208)
Retirement of common stock	—	(19)	—	(53,189)	—	53,208	—
Cash dividends declared on common stock, $0.50 per share	—	—	—	(24,336)	—	—	(24,336)
Common stock issued at $30.91 per share	7	—	204	—	—	—	204
Balance, December 31, 2011	48,163	$481	$170,483	$580,616	$6,783	$—	$758,363

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$50,900	$28,586	$12,217
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of assets	191	(4,763)	797
Loss on sale of discontinued operations	—	657	—
Depreciation and amortization	20,751	22,861	29,387
Impairment loss on discontinued operations	—	16,916	—
Impairment of long-lived assets	1,094	419	—
Impairment of goodwill	1,282	6,292	—
Deferred income taxes	(2,163)	6,956	(2,198)
Noncash compensation related to stock plans	6,837	3,712	2,200
Loss (gain) in equity method investment	(4,389)	535	194
Excess tax benefit of options exercised	—	(10)	(359)
Write down of excess and obsolete inventory	750	5,046	900
Provision for (recovery of) doubtful accounts	67	(81)	666
Accrued interest earned from related party	(58)	—	(78)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Trade accounts receivable	(6,982)	(3,715)	2,574
Inventories	(26,946)	(12,143)	92,589
Other current assets	(190)	1,026	(4,123)
Other noncurrent assets	1,376	41	(1,146)
Trade accounts payable	(10,126)	4,678	4,770
Accrued liabilities	2,899	2,223	(6,754)
Accrued profit sharing trust contributions	(1,102)	(1,442)	(2,614)
Accrued cash profit sharing and commissions	673	432	92
Other long-term liabilities	(1,112)	(1,257)	1,520
Accrued workers’ compensation	790	332	66
Income taxes payable	545	(104)	(4,540)
Net cash provided by operating activities	35,087	77,197	126,160

Cash flows from investing activities
Capital expenditures	(26,063)	(28,341)	(15,226)
Asset acquisitions, net of cash acquired	(51,853)	(5,214)	(24,261)
Loans made to related parties	—	(1,798)	(1,204)
Loan repayments by related parties	552	50	—
Proceeds from sale of discontinued operations	—	28,346	—
Proceeds from sale of capital assets	3,081	14,841	1,218
Net cash provided by (used in) investing activities	(74,283)	7,884	(39,473)

Cash flows from financing activities
Line of credit borrowings	—	—	1,514
Repayment of line of credit borrowings	—	—	(1,540)
Repurchase of common stock	(53,208)	—	—
Issuance of Company’s common stock	214	17,948	7,627
Excess tax benefit of options exercised	—	10	359
Dividends paid	(23,329)	(19,764)	(19,633)
Net cash used in financing activities	(76,323)	(1,806)	(11,673)

Effect of exchange rate changes on cash	(5,713)	1,393	4,617

Net increase (decrease) in cash and cash equivalents	(121,232)	84,668	79,631
Cash and cash equivalents at beginning of year	335,049	250,381	170,750
Cash and cash equivalents at end of year	$213,817	$335,049	$250,381

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for
Interest	$279	$232	$287
Income taxes	30,789	20,508	23,322
Noncash activity during the year for
Capital expenditures	$402	$3,276	$278
Asset acquisition	363	—	—
Common stock issued for compensation	204	301	300
Dividends declared but not paid	6,020	5,013	4,939
Equity method investment acquisition (Note 6)	708	—	728

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.                 Operations and Summary of Significant Accounting Policies

Nature of Operations

Simpson Manufacturing Co., Inc., through its subsidiary Simpson Strong-Tie Company Inc. (“Simpson Strong-Tie”) and its other subsidiaries (collectively, the “Company”), designs, engineers and manufactures wood-to-wood, wood-to-concrete and wood-to-masonry connectors, screw fastening systems and collated screws, stainless steel fasteners, pre-fabricated shearwalls and moment-frames and a line of adhesives, chemicals, mechanical anchors and powder-actuated tools for concrete, masonry and steel. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself markets.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries. Investments in 50% or less owned entities are accounted for using either cost or the equity method. The Company consolidates all variable interest entities (VIEs) where it is the primary beneficiary. There were no VIEs as of December 31, 2010 or 2011. All significant intercompany transactions have been eliminated.

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and incentives, whether actual or estimated based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectability is reasonably assured and pricing is fixed or determinable. The Company’s general shipping terms are F.O.B. shipping point, where title is transferred and revenue is recognized when the products are shipped to customers. When the Company sells F.O.B. destination point, title is transferred and the Company recognizes revenue on delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing after-market repair and maintenance, engineering activities, software license sales and service and lease income, though significantly less than 1% of net sales and not material to the consolidated financial statements, are recognized as the services are completed or the software products and services are delivered. If actual costs of sales returns, incentives and discounts were to significantly exceed the recorded estimated allowances, the Company’s sales would be adversely affected.

Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents.

Investments

In 2011, the Company disposed of its only minority investment. Minority investments are carried either at cost or by the equity method of accounting, depending on the Company’s ownership interest and its ability to influence the operating or financial decisions of the investee, and are classified as long-term investments.

The Company periodically reviews its investments for impairment. If the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, the Company writes down the value of the investment to its fair value.

Allowance for Doubtful Accounts

The Company assesses the collectability of specific customer accounts that would be considered doubtful based on the customer’s financial condition, payment history, credit rating and other factors that the Company considers relevant, or accounts that the Company assigns for collection. The Company reserves for the portion of those outstanding balances that the Company believes it is not likely to collect based on historical collection experience. The Company also reserves 100% of the amounts that it deems uncollectable due to a customer’s deteriorating financial condition or bankruptcy. If the financial condition of the Company’s customers were to deteriorate, resulting in probable inability to make payments, additional allowances may be required.

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

The Company applies net realizable value and obsolescence to the gross value of the inventory. The Company estimates net realizable value based on estimated selling price less further costs to completion and disposal. The Company provides for slow-moving products by comparing inventories on hand to projected demand. If on-hand supply of a product exceeds projected demand or if the Company believes the product is no longer marketable, the product is considered obsolete inventory. The Company has consistently applied this methodology. The Company believes that this approach is prudent and makes suitable provisions for slow-moving and obsolete inventory. When provisions are established, a new cost basis of the inventory is created.

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

As of December 31, 2011, the Company’s investments consisted of United States Treasury securities and money market funds aggregating $53.3 million, which are maintained in cash equivalents and are carried at cost, approximating fair value, based on Level 1 inputs. There are no other recurring fair value measurements.

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

Product Research and Development Costs

Product research and development costs, which are included in operating expenses and are charged against income as incurred, were $6.1 million, $6.5 million and $5.9 million in 2011, 2010 and 2009, respectively. The types of costs included as product research and development expenses are typically related to salaries and benefits and supplies. The Company amortizes acquired patents over their remaining lives and performs periodic reviews for impairment. The cost of internally developed patents is expensed as incurred.

Selling Costs

Selling costs include expenses associated with selling, merchandising and marketing the Company’s products. Major components of these expenses are personnel, sales commissions, facility costs such as rent, depreciation and utilities, professional services, information technology related costs, sales promotion, advertising, literature and trade shows.

Advertising Costs

Advertising costs are included in selling expenses, are expensed when the advertising occurs, and were $6.3 million, $5.4 million and $5.3 million in 2011, 2010 and 2009, respectively.

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

Foreign Currency Translation

The local currency is the functional currency of the Company’s operations in Europe, Canada, Asia, Australia and New Zealand. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the year. The translation adjustment resulting from this process is shown separately as a component of stockholders’ equity. Foreign currency transaction gains or losses are included in general and administrative expenses.

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

As a result of the sale of the assets of Simpson Dura-Vent Company, Inc (“Simpson Dura-Vent”), the Company reorganized into three reportable and operating segments consisting of North America, Europe and Asia/Pacific.

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

The Rights will expire on June 14, 2019, or they may be redeemed by the Company at one cent per Right prior to that date. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company. One million shares of the Company’s preferred stock have been designated Series A Participating preferred stock and reserved for issuance on exercise of the Rights. No event during 2011 made the Rights exercisable.

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

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

(in thousands, except)

per-share amounts)

	Year Ended December 31,
	2011	2010	2009

Earnings from continuing operations, net of tax	$50,900	$44,798	$14,121

Loss from discontinued operations, net of tax	—	(16,212)	(1,904)

Net income available to common stockholders	$50,900	$28,586	$12,217

Basic weighted average shares outstanding	48,974	49,498	49,135

Dilutive effect of potential common stock equivalents — stock options	49	114	121

Diluted weighted average shares outstanding	49,023	49,612	49,256

Net earnings (loss) per share — basic:
Continuing operations	$1.04	$0.91	$0.29
Discontinued operations	—	(0.33)	(0.04)
Net income	1.04	0.58	0.25

Net earnings (loss) per share — diluted:
Continuing operations	$1.04	$0.90	$0.29
Discontinued operations	—	(0.33)	(0.04)
Net income	1.04	0.58	0.25

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	1,363	1,018	1,037

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

Comprehensive Income

Comprehensive income, which is included in the consolidated statements of stockholders’ equity, is defined as net income plus other comprehensive income. Other comprehensive income consists of changes in foreign currency translation adjustments recorded directly in accumulated other comprehensive income within stockholders’ equity. The components of accumulated other comprehensive income as of December 31, 2011, were $6.8 million, net of tax of $0.9 million, and as of December 31, 2010, were $14.6 million, net of tax of $0.9 million, all of which comprised foreign currency translation adjustments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in United States Treasury securities, money market funds and trade accounts receivable. The Company maintains its cash in demand deposit and money market accounts held primarily at eleven banks.

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

The following table represents the Company’s stock-based compensation activity, including both continuing and discontinued operations, for the years ended December 31, 2011, 2010 and 2009:

(in thousands)

	Years Ended December 31,
	2011	2010	2009

Stock-based compensation expense recognized in operating expenses	$6,133	$3,338	$1,746

Tax benefit of stock-based compensation expense in provision for income taxes	2,261	1,212	544

Stock-based compensation expense, net of tax	$3,872	$2,126	$1,202

Fair value of shares vested	$6,194	$3,577	$1,690

Proceeds to the Company from the exercise of stock-based compensation	$214	$17,948	$7,627

Tax benefit from exercise of stock-based compensation, including (shortfall) tax benefits	$(1,554)	$(2,430)	$(445)

(in thousands)

	At December 31,
	2011	2010	2009

Stock-based compensation cost capitalized in inventory	$345	$284	$45

The stock compensation expense included in cost of sales, research and development and engineering expense, selling expense, or general and administrative expense depends on the job functions performed by the employees to whom the stock options were granted.

The assumptions used to calculate the fair value of options or restricted stock units are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Goodwill

The Company reviews for impairment its indefinite lived intangible assets annually, in the fourth quarter of each year, and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or disposition or relocation of a significant portion of a reporting unit. For certain reporting units, management may first assess qualitative factors related to the goodwill of the reporting unit to determine whether it is necessary to perform a two-step impairment test. If it is more likely than not that the fair value of the reporting unit is greater than the carrying amount of its goodwill, no further testing is required. If it is more likely than not that the fair value of the reporting unit is less than the carrying amount of the goodwill, management will perform a two-step impairment test on goodwill. In the first step, management compares the fair value of the reporting unit to its carrying value. The fair value calculation uses a discounted cash flow model and may be supplemented by market approaches if information is readily available. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, a second step of the impairment test must be performed to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment charge equal to the difference between the implied fair value of the goodwill and the carrying cost would be recorded.

Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is a judgment involving significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions (Level 3 fair value inputs). The Company bases its fair value estimates on assumptions that management believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The impairment charge taken in 2011 resulting from the Company’s annual impairment test in the fourth quarter of 2011 was associated with assets in England that were acquired in 1999 and with the Company’s U.K. reporting unit. The reporting unit’s carrying value exceeded the fair value, primarily due to reduced future expected net cash flows from weakening profit margins. The goodwill associated with the U.K. reporting unit was fully impaired. The Company’s 2010 annual goodwill impairment analysis resulted in an impairment charge associated with the European anchor products reporting unit.

The Company’s German reporting unit passed step one of the annual impairment test by a 10% margin. This reporting unit is highly sensitive to management’s plans for increasing margins including consolidation of activities within Germany into one location. The reporting unit’s failure to meet management’s objectives could result in a future impairment of some or all of the reporting unit’s goodwill, which was $2.3 million at December 31, 2011.

The changes in the carrying amount of goodwill, by segment, as of December 31, 2010 and 2011, were as follows:

(in thousands)

				Venting
				Products
	North		Asia	Discontinued
	America	Europe	Pacific	Operations	Total

Balance as of January 1, 2010:
Goodwill	$52,241	$36,864	$1,716	$4,435	$95,256
Accumulated impairment losses	(10,666)	(2,964)	—	—	(13,630)
	41,575	33,900	1,716	4,435	81,626

Goodwill acquired	—	1,100	—	—	1,100
Foreign exchange	186	(2,341)	225	—	(1,930)
Impairment		(6,292)	—	(4,435)	(10,727)

Balance as of December 31, 2010:
Goodwill	52,427	35,623	1,941	4,435	94,426
Accumulated impairment losses	(10,666)	(9,256)	—	(4,435)	(24,357)
	41,761	26,367	1,941	—	70,069

Goodwill acquired	32,230	—	—	—	32,230
Foreign exchange	(90)	(750)	7	—	(833)
Impairment	—	(1,282)	—	—	(1,282)
Reclassifications	—	(335)	—	—	(335)

Balance as of December 31, 2011:
Goodwill	84,567	34,538	1,948	4,435	125,488
Accumulated impairment losses	(10,666)	(10,538)	—	(4,435)	(25,639)
	$73,901	$24,000	$1,948	$—	$99,849

As a result of the entry into the agreement to sell the assets of Simpson Dura-Vent, the Company recorded a goodwill impairment charge of $4.4 million in discontinued operations in 2010. See Note 16.

Intangible Assets

The total gross carrying amount and accumulated amortization of intangible assets subject to amortization at December 31, 2011, were $46.0 million and $18.2 million, respectively. The aggregate amount of amortization expense of intangible assets for the year ended December 31, 2011, was $4.3 million.

The changes in the carrying amounts of patents, unpatented technologies and non-compete agreements and other intangible assets subject to amortization, including both continuing and discontinued operations, as of December 31, 2010 and 2011, were as follows:

(in thousands)

	Gross		Net
	Carrying	Accumulated	Carrying
Patents	Amount	Amortization	Amount

Balance at January 1, 2010	$6,939	$(3,758)	$3,181
Amortization	—	(626)	(626)
Foreign exchange	(18)	—	(18)
Balance at December 31, 2010	6,921	(4,384)	2,537
Amortization	—	(620)	(620)
Foreign exchange	(3)	—	(3)
Removal of fully amortized asset	(237)	237	—
Balance at December 31, 2011	$6,681	$(4,767)	$1,914

	Gross		Net
	Carrying	Accumulated	Carrying
Unpatented Technology	Amount	Amortization	Amount

Balance at January 1, 2010	$2,962	$(481)	$2,481
Amortization	—	(398)	(398)
Foreign exchange	(114)	—	(114)
Balance at December 31, 2010	2,848	(879)	1,969
Amortization	—	(516)	(516)
Foreign exchange	(66)	—	(66)
Reclassifications	1,347	—	1,347
Balance at December 31, 2011	$4,129	$(1,395)	$2,734

	Gross		Net
Non-Compete Agreements,	Carrying	Accumulated	Carrying
Tradmarks and Other	Amount	Amortization	Amount

Balance at January 1, 2010	$8,095	$(3,223)	$4,872
Acquisition	1,633	—	1,633
Amortization	—	(1,358)	(1,358)
Impairment	—	(166)	(166)
Foreign exchange	(164)	—	(164)
Removal of fully amortized asset	(436)	436	—
Balance at December 31, 2010	9,128	(4,311)	4,817
Acquisition	9,026	—	9,026
Amortization	—	(1,297)	(1,297)
Foreign exchange	(19)	—	(19)
Reclassifications	(1,612)	—	(1,612)
Removal of fully amortized asset	(247)	247	—
Balance at December 31, 2011	$16,276	$(5,361)	$10,915

	Gross		Net
	Carrying	Accumulated	Carrying
Customer Relationships	Amount	Amortization	Amount

Balance at January 1, 2010	$23,282	$(4,964)	$18,318
Amortization	—	(2,190)	(2,190)
Impairment	—	(1,478)	(1,478)
Foreign exchange	(507)	—	(507)
Removal of fully amortized asset	(3,018)	3,018	—
Balance at December 31, 2010	19,757	(5,614)	14,143
Amortization	—	(1,893)	(1,893)
Foreign exchange	(112)	—	(112)
Reclassifications	155	—	155
Removal of fully amortized asset	(860)	860	—
Balance at December 31, 2011	$18,940	$(6,647)	$12,293

Intangible assets, net, by segment were as follows:

	At December 31, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
Total Intangible Assets	Amount	Amortization	Amount

North America	$24,022	$(10,792)	$13,230
Europe	14,632	(4,396)	10,236
Total	$38,654	$(15,188)	$23,466

	At December 31, 2011
	Gross		Net
	Carrying	Accumulated	Carrying
Total Intangible Assets	Amount	Amortization	Amount

North America	$32,912	$(13,288)	$19,624
Europe	13,114	(4,882)	8,232
Total	$46,026	$(18,170)	$27,856

At December 31, 2011, estimated future amortization of intangible assets was as follows:

(in thousands)

2012	$5,102
2013	4,535
2014	4,322
2015	3,560
2016	3,425
Thereafter	6,912
$27,856

Adoption of Statements of Financial Accounting Standards

In September 2011, the FASB issued an amendment to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The early adoption and implementation of this amended accounting guidance did not have a material effect on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Standards

In June 2011, the FASB issued an amendment to the comprehensive income guidance eliminating the option to present components of other comprehensive income as part of the statement of stockholders’ equity. This amendment requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement or in two separate but consecutive statements. This amendment is effective for fiscal years beginning after December 15, 2011, and interim periods within those years. The guidance also previously required the presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented, but this portion of the guidance has been deferred. The implementation of this amended accounting guidance is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

2.                 Acquisitions

In January 2009, Simpson Strong-Tie acquired the business of RO Design Corp, a Florida corporation doing business as DeckTools, which licenses deck design and estimation software. The software provides professional deck builders, home centers and lumber yards a simple, graphics-driven solution for designing decks and estimating material and labor costs for the project. The purchase agreement provided for payments totaling $4.0 million in cash, including $2.5 million payable after the closing and treated as compensation expense when paid to the principal officer of RO Design Corp, as an employee of Simpson Strong-Tie. As a result of the acquisition, the Company recorded goodwill of $0.4 million, which is deductible for income tax purposes, and intangible assets subject to amortization of $1.1 million in the North American segment. The weighted-average amortization period for the intangible assets is 6.0 years. The Company believes that the software has added software-related sales and furthers its position in the connector products market. These factors contributed to a purchase price in excess of fair market value of RO Design Corp’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction.

In April 2009, the Company’s subsidiary, Simpson Strong-Tie Europe EURL, purchased the equity of Agence Internationale Commerciale et Industrielle, S.A.S. (“Aginco”). Aginco manufactures a line of high-quality builder products and distributes them in France. The purchase price was $22.2 million in cash. Through this acquisition, the Company increased its presence in the connector market, primarily in France. This factor contributed to a purchase price in excess of fair market value of Aginco’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction of $10.5 million, none of which is deductible for income tax purposes, and intangible assets subject to amortization of $6.0 million in the European segment. The weighted-average amortization period for the intangible assets is 7.9 years. Tangible assets, including machinery and equipment, inventory and trade accounts receivable, net of liabilities assumed, accounted for the balance of the purchase price. The Company believes that the increased presence furthers its position in the European connector products market. This factor contributed to a purchase price in excess of fair market value of Aginco’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction.

In November 2010, the Company’s subsidiary, Socom S.A.S., purchased certain assets of CGMI, formerly called Socom S.A. (“Socom”). The purchase price was $5.2 million in cash. Socom formulates and manufactures a line of chemical anchors in France. The Company believed that the additional presence furthers its position in the construction products market. This factor contributed to a purchase price in excess of fair market value of Socom’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction of $0.8 million, which is deductible for income tax purposes, and intangible assets of $1.5 million in the European segment. The weighted-average amortization period for the intangible assets is 13.7 years. Net tangible assets, including machinery and equipment and inventory, accounted for the balance of the purchase price.

In December 2011, the Company purchased the assets, net of certain liabilities, of Fox Industries, Inc., a Maryland corporation (“Fox Industries”), a manufacturer of construction products and systems for restoring, protecting and strengthening concrete. The acquisition broadens the Company’s concrete product line, while also extending the overall line into more commercial, industrial and infrastructure markets. The purchase price was $8.7 million. The Company recorded preliminary goodwill of $4.4 million and intangible assets subject to amortization of $2.8 million, which is deductible for income tax purposes. The weighted-average amortization period for the intangible assets is 7.7 years. Net tangible assets, including accounts receivable, inventory, certain prepaid expenses, machinery and equipment and certain liabilities, accounted for the balance of the purchase price.

In December 2011, the Company purchased the assets of Automatic Stamping, LLC and Automatic Stamping Auxiliary Services, LLC, both North Carolina limited liability companies and certain real property and improvements owned by TIMMCO, Inc., a North Carolina corporation (collectively “Automatic Stamping”). Automatic Stamping was a manufacturer of truss plates. Combined with the Company’s truss design software, its operating expertise and means of distribution, the Company plans to offer truss plates and software products to its North American customer base. The purchase price was $43.5 million. As a result of the acquisition, the Company has recorded preliminary goodwill of $27.8 million and intangible assets subject to amortization of $6.3 million, which is deductible for income tax purposes. The weighted-average amortization period for the intangible assets is 7.6 years. Net tangible assets, including accounts receivable, inventory, land, building and machinery and equipment, accounted for the balance of the purchase price.

The Company has not finalized the purchase price allocation for the businesses acquired in 2011, as the Company is still obtaining information and analyzing the fair value of certain assets. The acquired goodwill has been assigned to the North American reporting unit.

The results of operations of the businesses acquired in 2011 are included in the Company’s consolidated results of operations since the date of the acquisition. Results of operations of acquired businesses for periods prior to 2011 were not material to the Company on either an individual or aggregate basis, and accordingly, pro forma results of operations have not been presented.

3.                 Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

(in thousands)

	December 31,
	2011	2010

Trade accounts receivable	$78,642	$70,781
Allowance for doubtful accounts	(991)	(1,344)
Allowance for sales discounts	(1,231)	(1,181)
	$76,420	$68,256

The Company sells products on credit and generally does not require collateral. The Company’s largest customer accounted for 12% of trade accounts receivable as of December 31, 2011.

4.                 Inventories

The components of inventories consisted of the following:

(in thousands)

	December 31,
	2011	2010

Raw materials	$77,364	$61,996
In-process products	21,357	18,364
Finished products	81,408	71,937
	$180,129	$152,297

5.                 Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

(in thousands)

	December 31,
	2011	2010

Land	$28,996	$26,384
Buildings and site improvements	153,597	141,834
Leasehold improvements	3,820	3,693
Machinery and equipment	208,292	186,021
	394,705	357,932
Less accumulated depreciation and amortization	(201,540)	(189,751)
	193,165	168,181
Capital projects in progress	2,551	8,891
	$195,716	$177,072

Included in property, plant and equipment at December 31, 2011 and 2010, are fully depreciated assets with an original cost of $122.6 million and $98.6 million, respectively. These fully depreciated assets are still in use in the Company’s operations.

Depreciation expense for the years ended December 31, 2011, 2010 and 2009, was $16.3 million, $16.8 million and $19.7 million, respectively.

The Company’s vacant facility in San Leandro, California, was classified as an asset held for sale as of December 31, 2011, consistent with the classification at December 31, 2010, and is currently under contract.

6.                 Investments

At December 31, 2010, the Company had a 40.6% equity interest in Keymark Enterprises, LLC (“Keymark”), for which the Company accounted using the equity method. In March 2011, Keymark’s other owner defaulted on its loan and pledge agreement, entered into with the Company in October 2008, for the payment of the remaining balance of $0.7 million that was due in March 2011. As a result, the Company was assigned an additional 5.5% equity interest pursuant to the pledge agreement, which discharged the remaining debt and increased the Company’s equity interest in Keymark to 46.1%. During 2011, the Company purchased the software assets of Keymark valued at $11.5 million for $6.2 million in net cash payments and its 46.1% equity interest in Keymark. The transactions resulted in a gain of $4.3 million based on the difference between the fair value of the Company’s investment in Keymark less its carrying value of $1.0 million. The acquired software is used by customers of the Company in designing and engineering residential structures. The Company was also repaid $0.5 million for a loan made to Keymark in December 2009. As of December 31, 2011, the Company no longer had an equity interest in Keymark or any remaining receivables from Keymark.

7.                 Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)

	December 31,
	2011	2010

Sales incentive and advertising accruals	$14,141	$12,439
Labor related liabilities	6,337	5,718
Vacation liability	5,201	4,697
Dividend payable	6,020	5,013
Other	4,457	3,505
	$36,156	$31,372

8.                 Debt

The Company has revolving lines of credit with different banks in the United States and Europe. The Company’s primary credit facility, a revolving line of credit with $200.0 million in available credit, charges interest at LIBOR plus 0.27% (at December 31, 2011, LIBOR plus 0.27% was 0.55%), expires in October 2012, and has commitment fees payable at the annual rate of 0.08% on the unused portion of the facility. Other revolving credit lines, with combined available credit of $4.4 million at December 31, 2011, charge interest ranging from 2.2% to 3.5% and have various maturity dates. There were no outstanding balances at December 31, 2011 or 2010.

The revolving lines of credit are guaranteed by the Company and its designated subsidiaries.

In October 2007, the Company entered into an unsecured credit agreement with a syndicate of banks providing for a 5-year revolving credit facility of $200 million. The Company has the ability to increase the amount available under the credit agreement by an additional $200 million, to a maximum of $400 million, if existing lenders or new lenders are willing to make additional commitments and if the Company satisfies certain other conditions. The Company is required to pay an annual facility fee of 0.08% to 0.10% on the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. Amounts borrowed under the credit agreement will bear interest at an annual rate equal to either, at the Company’s option, (a) the British Bankers Association London Interbank Offered Rate for the appropriate currency appearing on Reuters Screen LIBOR01-02 Page (the “LIBO Rate”) plus a spread of from 0.27% to 0.40%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) the base rate, plus a spread of 0.50%. The Company will pay participation fees for outstanding standby letters of credit at an annual rate equal to the LIBO Rate plus the applicable spreads described in the preceding sentence, and will pay market-based fees for commercial letters of credit. Loans outstanding under the credit agreement may be prepaid at any time without penalty except for LIBO Rate breakage costs and expenses. The unsecured credit agreement expires in October 2012. The Company plans to renegotiate a new credit agreement in 2012 but anticipates that the new terms are not likely to be as favorable as the terms of the current credit agreement.

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

The Company and its subsidiaries are required to comply with various affirmative and negative covenants. The covenants include provisions that would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations. The Company was in compliance with its financial covenants under the loan agreement as of December 31, 2011.

The Company incurs interest costs, which include interest, maintenance fees and bank charges. The amount of costs incurred, capitalized, and expensed for the years ended December 31, 2011, 2010 and 2009, consisted of the following:

(in thousands)

	Years Ended December 31,
	2011	2010	2009

Interest costs incurred	$661	$518	$471
Less: Interest capitalized	(88)	(174)	(104)
Interest expense	$573	$344	$367

9.                 Commitments and Contingencies

Leases

Certain properties occupied by the Company are leased. The leases expire at various dates through 2022 and generally require the Company to assume the obligations for insurance, property taxes and maintenance of the facilities.

Rental expense for 2011, 2010 and 2009 with respect to all leased property was approximately $7.3 million, $7.1 million and $6.6 million, respectively.

At December 31, 2011, minimum rental commitments under all non-cancelable leases were as follows:

(in thousands)

2012	$5,109
2013	3,316
2014	2,437
2015	1,982
2016	1,497
Thereafter	1,659
$16,000

Some of these minimum rental commitments contain renewal options and provide for periodic rental adjustments based on changes in the consumer price index or current market rental rates. Other rental commitments provide for options to cancel early without penalty. Future minimum rental payments, under the earliest cancellation options, are included in minimum rental commitments in the table above.

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

At December 31, 2011, other contractual obligations were as follows:

(in thousands)

		Debt
	Purchase	Interest
	Obligations	Obligations	Total

2012	$16,354	$133	$16,487
2013	1,391	—	1,391
2014	491	—	491
2015	—	—	—
2016	—	—	—
Thereafter	—	—	—
	$18,236	$133	$18,369

Employee Relations

Approximately 16% of the Company’s employees are represented by labor unions and are covered by collective bargaining agreements. Simpson Strong-Tie’s facility in San Bernardino County, California, has two collective bargaining agreements, one with its tool and die craftsmen and maintenance workers, and the other with its sheetmetal workers. These two contracts expire March 2012 and June 2012, respectively. Simpson Strong-Tie’s facility in Stockton, California, is also a union facility with two collective bargaining agreements, which cover its tool and die craftsmen and maintenance workers, and its sheetmetal workers. These two contracts will expire July 2015 and September 2015, respectively.

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

Ocean Pointe claims.  Four lawsuits (the “Ocean Pointe Cases”) have been filed against the Company in the Hawaii First Circuit Court, alleging property damage as a result of allegedly premature corrosion of the Company’s strap tie holdown products installed in certain buildings at the Ocean Pointe housing development in Honolulu, Hawaii: Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4”). Case 1 was filed on November 18, 2009. Cases 2 and 3 were originally filed on June 30, 2009. Case 4 was filed on August 19, 2009. Case 1 is a class action brought by the owners of allegedly affected Ocean Pointe houses. Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new allegedly representative plaintiff. Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns were defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments. Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products. Case 4 is a putative class action brought, like Case 1, by owners of allegedly affected Ocean Pointe homes. In Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, has brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are the fault of the Company. None of the Ocean Pointe Cases alleges a specific amount of damages, although each of the Ocean Pointe Cases seeks compensatory damages, and Case 1 seeks punitive damages. The Company continues to investigate the facts underlying the claims asserted in the Ocean Pointe Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed. At this time, the likelihood that the Company will be found liable for any property damage allegedly suffered and the extent of such liability, if any, remain unknown. Management believes the Ocean Pointe Cases may not be resolved for an extended period. The Company intends to defend itself vigorously in connection with the Ocean Pointe Cases. Based on facts currently known to the Company, the Company believes that all or part of the claims alleged in the Ocean Pointe Cases may be covered by its insurance policies.

Ocean Pointe insurance coverage litigation.  On April 19, 2011, an action was filed in the United States District Court for the District of Hawaii, National Union Fire Insurance Company of Pittsburgh, PA v. Simpson Manufacturing Company, Inc., et al., Civil No. 11-00254 ACK (the “National Union action”). In the National Union action, Plaintiff National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”), one of several insurance companies that issued Commercial General Liability insurance policies to the Company, seeks declaratory relief with respect to its obligations to defend or indemnify the Company, Simpson Strong-Tie Company Inc., and a vendor of the Company’s strap tie holdown products in the Ocean Pointe Cases. By Order dated November 7, 2011, all proceedings in the National Union action have been stayed. When and if the stay in the National Union action is lifted, the Company intends vigorously to defend all claims advanced by National Union.

On April 12, 2011, Fireman’s Fund Insurance Company (“Fireman’s Fund”), another of the Company’s general liability insurers, sued Hartford Fire Insurance Company (“Hartford”), a third insurance company from whom the Company purchased general liability insurance, in the United States District Court for the Northern District of California, Fireman’s Fund Insurance Company v. Hartford Fire Insurance Company, Civil No. 11 1789 SBA (the “Fireman’s Fund action”). The Company has intervened in the Fireman’s Fund action and has moved to stay all proceedings in that action as well, pending resolution of the underlying Ocean Pointe Cases.

On November 21, 2011, the Company commenced a lawsuit against National Union, Fireman’s Fund, Hartford and others in the Superior Court of the State of California in and for the City and County of San Francisco (the “San Francisco coverage action”). In the San Francisco coverage action, the Company alleges generally that the separate pendency of the National Union action and the Fireman’s Fund action presents a risk of inconsistent adjudications; that the San Francisco Superior Court has jurisdiction over all of the parties and should exercise jurisdiction at the appropriate time to resolve any and all disputes that have arisen or may in the future arise among the Company and its liability insurers; and that the San Francisco coverage action should also be stayed pending resolution of the underlying Ocean Pointe Cases. The Company intends to move for such a stay if necessary.

Nishimura case.  Nishimura v. Gentry Homes, Ltd; Simpson Manufacturing Co., Inc.; and Simpson Strong-Tie Company, Inc., Civil no. 11-1-1522-07, was filed in the Circuit Court of the First Circuit of Hawaii on July 20, 2011. The case alleges premature corrosion of the Company’s strap tie holdown products in a housing development at Ewa Beach in Honolulu, Hawaii. The case is a putative class action brought by owners of allegedly affected homes. The Complaint alleges that the Company’s strap products and mudsill anchors are insufficiently corrosion resistant and/or fail to comply with Honolulu’s building code. The Company is currently investigating the claims asserted in the complaint, including, among other things: the existence and extent of the alleged corrosion, if any; the building code provisions alleged to be applicable and, if applicable, whether the products complied; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if any are needed. At this time, the likelihood that the Company will be found liable for any damage allegedly suffered and the extent of such liability, if any, are unknown. The Company denies liability of any kind and has filed a motion to dismiss the action on various factual and legal grounds. If the case is not dismissed, the Company intends to defend itself vigorously in this action.

With respect to these legal proceedings, individually and in the aggregate, the Company has not yet been able to determine whether an unfavorable outcome is probable or reasonably possible and has not been able to reasonably estimate the amount or range of any possible loss. As a result, no amounts have been accrued or disclosed in the accompanying consolidated financial statements with respect to these legal proceedings.

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

Other

Corrosion, hydrogen enbrittlement, cracking, material hardness, wood pressure-treating chemicals, misinstallations, misuse, design and assembly flaws, manufacturing defects, environmental conditions or other factors can contribute to failure of fasteners, connectors, anchors, adhesives and tool products. On occasion, some of the products that the Company sells have failed, although the Company has not incurred any material liability resulting from those failures. The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions. The Company subjects its products to extensive testing, with results and conclusions published in Company catalogues and on its websites. Based on test results to date, the Company believes that, generally, if its products are appropriately selected, installed and used in accordance with the Company’s guidance, they may be reliably used in appropriate applications.

10.               Income Taxes

The provision for income taxes from continuing operations consisted of the following:

(in thousands)

	Years Ended December 31,
	2011	2010	2009

Current
Federal	$21,040	$20,310	$15,521
State	4,427	3,896	3,111
Foreign	4,582	3,417	(18)
Deferred
Federal	(574)	3,673	14
State	(358)	1,726	49
Foreign	(1,231)	217	(1,321)
	$27,886	$33,239	$17,356

Income and loss from continuing operations before income taxes for the years ended December 31, 2011, 2010 and 2009, consisted of the following:

(in thousands)

	Years Ended December 31,
	2011	2010	2009

Domestic	$68,961	$78,183	$49,934
Foreign	9,825	(146)	(18,457)
	$78,786	$78,037	$31,477

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes for its continuing operations were as follows:

(in thousands)

	Years Ended December 31,
	2011	2010	2009

Federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.4%	4.9%	7.0%
Tax benefit of domestic manufacturing deduction	(2.5)%	(2.3)%	(2.9)%
Change in valuation allowance	(0.3)%	3.3%	7.6%
Difference between United States statutory and foreign local tax rates	0.3%	2.0%	7.6%
Change in uncertain tax position	(0.0)%	(0.7)%	(1.7)%
Other	(0.5)%	0.4%	2.5%
Effective income tax rate	35.4%	42.6%	55.1%

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 2011, 2010 and 2009, were as follows:

(in thousands)

	December 31,
	2011	2010	2009

Current deferred tax assets
State tax	$1,586	$1,197	$1,061
Workers’ compensation	2,123	1,816	1,719
Health claims	549	519	391
Vacation liability	865	786	843
Allowance for doubtful accounts	291	351	1,614
Inventories	4,796	5,141	7,150
Sales incentive and advertising allowances	408	399	781
State tax credit carry forward	—	125	126
Accrued rent reserves	—	—	5
Intangible rights write-off	194	—	—
Acquisition expenses	477	—	—
Unrealized foreign exchange gain or loss	57	86	96
Other, net	428	271	549
	11,774	10,691	14,335
Less valuation allowances	—	(502)	(365)
	$11,774	$10,189	$13,970
Long-term deferred tax assets (liabilities)
Depreciation	$(3,067)	$(1,614)	$259
Goodwill and other intangibles amortization	(314)	(1,447)	(3,704)
Deferred compensation related to stock options	5,485	4,841	6,562
Uncertain tax positions’ unrecognized tax benefits	1,115	1,438	1,250
Keymark investments basis difference	—	663	447
Non-United States tax loss carry forward	5,912	5,548	5,011
Tax effect on cumulative translation adjustment	(812)	(826)	(799)
Other	811	641	1,095
	9,130	9,244	10,121
Less valuation allowances	(6,279)	(6,665)	(4,523)
	$2,851	$2,579	$5,598

The total deferred tax assets for the years ended December 31, 2011, 2010 and 2009, were $21.4 million, $19.2 million and $25.0 million, respectively. The total deferred tax liabilities for the years ended December 31, 2011, 2010, and 2009, were $6.7 million, $6.5 million and $5.5 million, respectively.

At December 31, 2011, the Company had $29.5 million of tax loss carryforwards in various non-United States taxing jurisdictions. Tax loss carryforwards of $0.9 million, $2.9 million, $0.7 million and $0.8 million will expire in 2013, 2014, 2015 and 2016, respectively, if not utilized. The remaining tax losses can be carried forward indefinitely.

At December 31, 2011, 2010 and 2009, the Company had deferred tax valuation allowances of $6.3 million, $7.2 million and $4.9 million, respectively. The valuation allowance decreased $0.9 million for the year ended December 31, 2011, and increased $2.3 million and $2.5 million for the years ended December 31, 2010 and 2009, respectively.

The Company does not provide for federal income taxes on the undistributed earnings of its international subsidiaries because such earnings are reinvested and, in the Company’s opinion, will continue to be reinvested indefinitely. At December 31, 2011, 2010 and 2009, the Company had not provided for federal income taxes on undistributed earnings of $28.5 million, $14.6 million and $12.9 million, respectively, from its international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both United States income taxes and withholding taxes in various international jurisdictions. These taxes may be partially offset by United States foreign tax credits. Determination of the related amount of unrecognized deferred United States income taxes is not practicable because of the complexities associated with this hypothetical calculation. United States federal income taxes are provided on the earnings of the Company’s foreign branches, which are included in the United States federal income tax return.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits in 2011, 2010 and 2009 was as follows:*

(in thousands)

	2011	2010	2009

Balance at January 1	$5,862	$6,422	$6,705
Additions based on tax positions related to prior years	18	1,236	640
Reductions based on tax positions related to prior years	(681)	(537)	(632)
Additions for tax positions of the current year	570	951	902
Settlements	(362)	(59)	—
Lapse of statute of limitations	(724)	(2,151)	(1,193)
Balance at December 31	$4,683	$5,862	$6,422

* Foreign currency translation amounts are included within each line as applicable.

Included in the balance of unrecognized tax benefits at December 31, 2011, 2010 and 2009, are tax positions of $1.1 million, $1.2 million and $1.5 million, respectively, which, if recognized, would reduce the effective tax rate. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of the Company’s historical accounting policy. During the years ended December 31, 2011, 2010 and 2009, accrued interest decreased by $48 thousand, $463 thousand and $88 thousand, respectively, as a result of the reversal of accrued interest associated with the lapse of statutes of limitations. At December 31, 2011, 2010 and 2009, the Company had accrued $1.1 million, $1.1 million and $1.6 million, respectively, for the potential payment of interest, before income tax benefits.

At December 31, 2011, the Company remained subject to United States federal income tax examinations for the tax years 2008 through 2011. In addition, the Company remained subject to state, local and foreign income tax examinations primarily for the tax years 2006 through 2011.

11.               Retirement Plans

The Company has six defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. Two of the plans, covering United States employees, provide for annual contributions in amounts that the Board may authorize, subject to certain limitations, but in no event more than the amounts permitted under the Internal Revenue Code as deductible expense. The other four plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2011, 2010 and 2009, was $6.7 million, $6.3 million and $6.1 million, respectively.

The Company also contributes to various industry-wide, union-sponsored pension funds for hourly employees who are union members. Payments to these funds aggregated $1.8 million for the year ended December 31, 2011, and $1.7 million for each of the years ended December 31, 2010 and 2009.

12.               Related Party Transactions

The Company pays an airplane charter company standard hourly rates when an airplane is hired for use by its Chairman and former Chief Executive Officer in travel between his home and Company offices or by him and other Company employees in travel on business. For the years ended December 31, 2011, 2010 and 2009, the total cost to the Company for this and other airplanes that were used was $508 thousand, $532 thousand and $409 thousand, respectively, including $30 thousand, $30 thousand and $27 thousand, respectively, paid to the Company’s Chairman and former Chief Executive Officer for compensation. The independent members of the Board unanimously approved this arrangement. The Company computes the compensation cost of the use of airplanes using the Standard Industrial Fare Level (“SIFL”) tables prescribed under applicable Internal Revenue Service regulations.

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

In 2010 and 2011, the Company paid Keymark $0.8 million and $2.5 million, respectively, for fees owed to Keymark for software development. In December 2009, the Company lent $0.6 million to Keymark for working capital needs. This loan bore interest at an annual rate of 7%, payable monthly. This loan was backed by the intellectual property of Keymark. The full amount of this loan was repaid in 2011. See Note 6.

In December 2009 and January 2010, the Company made loans of $0.7 million and $1.8 million to two entities related to Keymark. Both of these loans bear interest at an annual rate of 5.5%, payable monthly, and the principal amounts will be due and payable in February 2013, or earlier if Keymark is sold. Each of these loans is backed by a real property deed of trust.

In 2011, the Company purchased the software assets of Keymark valued at $11.5 million for $6.2 million in net cash payments and its 46.1% interest in Keymark. The Company no longer has an equity interest in Keymark or any remaining receivables from Keymark. See Note 6.

In 2011, the Company purchased 125 thousand shares of its common stock for $3.5 million from the Simpson PSB Fund (a charitable organization). The Chairman Emeritus of the Company, who is a director and significant stockholder of the Company, serves as a director and officer of the Simpson PSB Fund. The price per share was $27.60, which was the closing price on the day after the day that the stock purchase agreement was signed. The independent members of the Board of Directors unanimously approved this transaction.

13.               Stock-Based Compensation Plans

The Company has one stock-based incentive plan, which incorporates and supersedes its two previous plans (see Note 1 — Accounting for Stock-Based Compensation). Participants are granted stock-based awards only if the applicable Company-wide or profit-center operating goals, or both, established by the Compensation and Leadership Development Committee of the Board of Directors at the beginning of the year, are met.

The fair value of each restricted stock unit award is estimated on the date of the award based on the closing market price of the underlying stock on the day preceding the date of the award. On January 30, 2012, 361,061 restricted stock units were awarded, including 8,550 awarded to the Company’s independent directors, at an estimated value of $33.23 per share, the closing price on January 27, 2012. The restrictions on these awards generally lapse one quarter on the date of the award and one quarter on each of the first, second and third anniversaries of the date of the award.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on historical volatilities of the Company’s common stock measured monthly over a term that is equivalent to the expected life of the option. The expected terms of options are estimated based on the Company’s prior exercise experience and future expectations of the exercise and termination behavior of the grantees. The risk-free rate is based on the yield of United States Treasury zero-coupon bonds with maturities comparable to the expected life in effect at the time of grant. The dividend yield is based on the expected dividend rate on the grant date.

The assumptions used in the Black-Scholes option pricing model for options granted in 2011, 2010 and 2009, for both continuing and discontinued operations, were as follows:

Number		Risk-
of Options		Free
Granted	Grant	Interest	Dividend	Expected			Fair
(in thousands)	Date	Rate	Yield	Life	Volatility	Exercise Price	Value

1994 Plan
1,362	02/03/11	2.62%	1.75%	6.2 years	39.0%	$29.66 to $32.63	$10.33
148	02/02/10	2.93%	1.62%	6.5 years	36.0%	$24.75	$8.46
24	02/23/09	2.08%	2.48%	6.5 years	30.9%	$16.10	$4.06
29	02/04/09	2.17%	1.88%	6.5 years	30.9%	$21.25	$5.86

1995 Plan
30	02/15/11	2.92%	1.76%	6.6 years	38.0%	$29.58	$10.49

No options were granted under the 1995 Plan in 2010 or 2009.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2011:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value*
Non-Qualified Stock Options	(in thousands)	Price	Life	(in thousands)

Outstanding at January 1, 2011	1,124	$34.19	2.6	$1,891
Granted	1,392	$29.66
Exercised	(9)	$24.87
Forfeited	(373)	$34.88
Outstanding at December 31, 2011	2,134	$31.15	4.8	$8,053
Outstanding and expected to vest at December 31, 2011	2,081	$31.21	4.7	$7,804
Exercisable at December 31, 2011	892	$33.92	3.1	$2,471

*

The intrinsic value represents the amount by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $33.66 on December 31, 2011.

The total intrinsic value of options exercised during the three years ended December 31, 2011, 2010 and 2009, was $0.1 million, $1.4 million and $3.0 million, respectively.

A summary of the status of unvested options as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Options	(in thousands)	Fair Value

Unvested at January 1, 2011	180	$7.85
Granted	1,392	$10.33
Vested	(325)	$9.84
Forfeiture	(5)	$9.25
Unvested at December 31, 2011	1,242	$10.11

As of December 31, 2011, total unrecognized compensation cost of $17.7 million was related to unvested share-based compensation arrangements expected to be awarded under the 2011 Plan and granted under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 3.0 years. Options granted under the 1995 Plan are fully vested and the associated expense is fully recognized as of the date of grant.

The Company also maintains a Stock Bonus Plan whereby it awards shares to employees, who do not otherwise participate in one of the Company’s stock-based incentive plans. The number of shares awarded, as well as the period of service, are determined by the Compensation and Leadership Development Committee of the Board. In 2011, 2010 and 2009, the Company issued, and committed to issue, 12 thousand, 8 thousand and 10 thousand shares, respectively, which resulted in pre-tax compensation charges, for both continuing and discontinued operations, of $0.7 million, $0.4 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. These employees are also awarded cash bonuses, which are included in these charges, to compensate for their income taxes payable as a result of the stock bonuses. Shares have been issued under this Plan in the year following the year in which the employee reached the tenth anniversary of employment with the Company.

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

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of December 31, 2011, 2010 and 2009, or for the years then ended:

(in thousands)

	North		Asia/	Administrative
2011	America	Europe	Pacific	& All Other	Total

Net sales	$474,722	$118,246	$9,528	$950	$603,446
Sales to other segments *	4,805	575	11,359	—	16,739
Income (loss) from operations	75,350	1,296	(1,471)	(1,118)	74,057
Depreciation and amortization	13,194	4,849	1,211	1,497	20,751
Impairment of goodwill	—	1,282	—	—	1,282
Impairment of long-lived asset	1,094	—	—	—	1,094
Significant non-cash charges	4,464	966	129	1,278	6,837
Income tax expense (benefit)	25,348	2,588	(805)	755	27,886
Capital expenditures and acquisitions	72,291	5,062	544	19	77,916
Total assets	540,082	180,016	29,306	86,683	836,087

	North		Asia/	Administrative
2010	America	Europe	Pacific	& All Other	Total

Net sales	$444,622	$101,314	$9,232	$319	$555,487
Sales to other segments *	3,994	136	9,140	—	13,270
Income (loss) from operations	81,007	(3,674)	(111)	1,202	78,424
Depreciation and amortization	13,588	4,626	1,233	1,704	21,151
Impairment of goodwill	—	6,292	—	—	6,292
Impairment of long-lived asset	—	419	—	—	419
Significant non-cash charges	2,645	390	47	607	3,689
Income tax expense	28,712	2,440	289	1,798	33,239
Capital expenditures and acquisitions	26,305	6,370	512	368	33,555
Total assets	557,762	123,669	25,576	167,702	874,709

	North		Asia/	Administrative
2009	America	Europe	Pacific	& All Other	Total

Net sales	$427,428	$93,616	$5,500	$—	$526,544
Sales to other segments *	5,129	282	2,274	—	7,685
Income (loss) from operations	49,895	(12,050)	(4,013)	(2,336)	31,496
Depreciation and amortization	17,062	5,203	972	2,127	25,364
Significant non-cash charges	1,718	307	12	115	2,152
Income tax expense (benefit)	16,146	(364)	(152)	1,726	17,356
Capital expenditures and acquisitions	3,816	30,372	3,673	1,626	39,487
Total assets	496,970	133,676	20,150	193,009	843,805

*	Sales to other segments are eliminated on consolidation.

Total assets from discontinued operations of $71.6 million at December 31, 2009, and capital expenditures and acquisitions from the discontinued operations of $0.4 million for the year ended December 31, 2009, are included in “Administrative and All Other” for that year.

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore has been included in the total assets of “Administrative and All Other.” Cash and short-term investment balances in “Administrative and All Other” were $68.5 million, $274.6 million and $205.1 million as of December 31, 2011, 2010 and 2009, respectively. The significant non-cash charges comprise compensation related to the awards under the stock-based incentive plans and the stock bonus plan. The Company’s measure of profit or loss for its reportable segments is income (loss) from operations. The reconciling amounts between consolidated income before tax and consolidated income from operations are net interest income, which is primarily attributed to “Administrative and All Other,” and loss from equity method investment, which is attributed to the North American segment.

The following table illustrates how the Company’s net sales and long-lived assets were distributed geographically as of December 31, 2011, 2010 and 2009, or for the years then ended:

(in thousands)

	2011		2010		2009
	Net	Long-Lived	Net	Long-Lived	Net	Long-Lived
	Sales	Assets	Sales	Assets	Sales	Assets

United States	$433,242	$165,363	$401,675	$154,182	$393,078	$157,228
Canada	42,350	5,964	43,165	6,117	34,121	5,818
Denmark	20,162	2,831	18,623	3,533	18,893	4,658
United Kingdom	23,598	1,370	20,233	1,660	18,157	2,150
France	43,319	10,530	34,552	12,573	31,897	13,634
Germany	27,237	4,957	24,221	1,278	21,269	1,434
Ireland	2,720	3,075	2,769	3,454	2,552	3,993
China/Hong Kong	4,754	10,022	5,027	10,522	2,890	11,105
Australia	4,774	507	4,205	276	2,610	344
Other countries	1,290	560	1,017	604	1,077	626
	$603,446	$205,179	$555,487	$194,199	$526,544	$200,990

Net sales and long-lived assets, net of intangible assets, are attributable to the country where the operations are located. Long-lived assets of the Company’s discontinued venting operations, which were sold in 2010, were $12.0 million at December 31, 2009, and are included in the “United States” amount for that year.

The Company’s largest customer, attributable mostly to the North America segment, accounted for 10%, 11% and 12% of net sales for the years ended December 31, 2011, 2010 and 2009, respectively.

15.           Subsequent Events

In January 2012, the Board declared a dividend of $0.125 per share, a total currently estimated at $6.0 million, to be paid on April 26, 2012, to stockholders of record on April 5, 2012.

In January 2012, the Board authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2012.

In January 2012, the Company acquired the equity of S&P Clever Reinforcement Company AG and S&P Reinforcement International AG (collectively “S&P Clever”) for $56.5 million. S&P Clever manufacturers and sells engineered materials for repair, strengthening and restoration of concrete, asphalt and masonry construction and has operations throughout Europe. This business combination, which closed on January 9, 2012, will be recorded in accordance with the business acquisition method. Because the acquisition was so recent, the Company is in the process of evaluating the information required to determine the purchase price allocation.

16.           Discontinued Operations

On August 31, 2010, the Company sold substantially all of the assets and liabilities of Simpson Dura-Vent to M&G Holding B.V. and M&G Dura-Vent, Inc. (collectively (“M&G”) pursuant to an agreement dated June 30, 2010. The Company decided to sell the assets of Simpson Dura-Vent to focus exclusively on the development of its other businesses. Simpson Dura-Vent represented the Company’s entire venting operations. The sale price, which is subject to post-closing adjustments, was $28.3 million, of which $27.7 million was received on closing. The Company recorded a loss on sale of $0.7 million.

The results from discontinued operations, including the impairment charges described below, for the years ended December 31, 2010 and 2009, were as follows:

(in thousands)

	Years Ended December 31,
	2010 *	2009

Net sales	$33,372	$58,526
Cost of sales	28,073	49,851
Gross profit	5,299	8,675
Operating expenses	6,683	11,560
Impairment charge	21,350	—
Loss on sale	657	—
Other expenses	28	101
Loss from discontinued operations	(23,419)	(2,986)
Benefit from income taxes from discontinued operations	(7,207)	(1,082)
Loss from discontinued operations, net of tax	$(16,212)	$(1,904)

* The Company sold the discontinued operation on August 31, 2010.

The Company sold the following Simpson Dura-Vent net assets and liabilities, valued at their book value:

(in thousands)

Accounts receivable	$11,925
Inventory	18,164
Other current assets	30
Accounts payable	(436)
Other accrued liabilities	(680)
Total net assets sold	$29,003

The net loss of $0.7 million recorded on the sale of the Simpson Dura-Vent net assets and liabilities is calculated as follows:

(in thousands)

Net proceeds received	$28,346
Carrying value of net assets sold	29,003
Loss on sale	$657

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

17.                                 Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for each of the quarters in 2011 and 2010:

(in thousands, except

per share amounts)

	2011				2010
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$130,732	$162,366	$177,812	$132,536	$119,606	$146,447	$165,614	$123,820
Cost of sales	75,822	86,919	94,313	75,588	71,979	80,750	88,828	69,793
Gross profit	54,910	75,447	83,499	56,948	47,627	65,697	76,786	54,027

Research and development and other engineering	6,143	6,804	6,945	5,994	4,954	5,715	5,700	4,742
Selling	18,041	18,633	19,819	17,075	15,865	15,946	16,610	14,872
General and administrative	23,570	25,174	25,454	21,621	22,331	20,001	20,524	16,933
Impairment of goodwill	1,282	—	—	—	6,292	—	—	—
Loss (gain) on sale of assets	190	(46)	73	(25)	43	(5,217)	15	388
Income (loss) from operations	5,684	24,882	31,208	12,283	(1,858)	29,252	33,937	17,092

Income (loss) in equity method investment	—	4,471	(69)	(14)	(106)	(153)	(131)	(144)
Interest income, net	82	79	108	72	—	110	26	12
Income (loss) from continuing operations before income taxes	5,766	29,432	31,247	12,341	(1,964)	29,209	33,832	16,960

Provision for income taxes from continuing operations	818	10,052	11,754	5,263	2,535	10,801	12,773	7,130

Income (loss) from continuing operations, net of tax	4,948	19,380	19,493	7,078	(4,499)	18,408	21,059	9,830

Loss from discontinued operations, net of tax	—	—	—	—	—	(1,226)	(14,356)	(631)

Net income (loss)	$4,948	$19,380	$19,493	$7,078	$(4,499)	$17,182	$6,703	$9,199

Earnings (loss) per common share:

Basic
Continuing operations	$0.10	$0.40	$0.39	$0.14	$(0.09)	$0.37	$0.43	$0.20
Discontinued operations	—	—	—	—	—	(0.02)	(0.29)	(0.01)
Net income	0.10	0.40	0.39	0.14	(0.09)	0.35	0.14	0.19

Diluted
Continuing operations	$0.10	$0.40	$0.39	$0.14	$(0.09)	$0.37	$0.42	$0.20
Discontinued operations	—	—	—	—	—	(0.02)	(0.29)	(0.01)
Net income	0.10	0.40	0.39	0.14	(0.09)	0.35	0.14	0.19

Cash dividends declared per common share	$0.125	$0.125	$0.125	$0.125	$0.10	$0.10	$0.10	$0.10

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

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

for the years ended December 31, 2011, 2010 and 2009

		Column C
Column A	Column B	Additions		Column D	Column E
		Charged	Charged
	Balance at	to Costs	to Other		Balance
(in thousands)	Beginning	and	Accounts —		at End
Classification	of Year	Expenses	Write-offs	Deductions	of Year

Year Ended December 31, 2011
Allowance for doubtful accounts	$1,344	$67	$—	$420	$991
Allowance for sales discounts	1,181	50	—	—	1,231
Allowance for deferred tax assets	7,167	1,081	—	1,970	6,279

Year Ended December 31, 2010
Allowance for doubtful accounts	4,667	(81)	—	3,242	1,344
Allowance for sales discounts	1,908	794	—	1,521	1,181
Allowance for deferred tax assets	4,888	3,344	—	1,065	7,167

Year Ended December 31, 2009
Allowance for doubtful accounts	4,368	666	—	367	4,667
Allowance for sales discounts	1,556	1,623	—	1,271	1,908
Allowance for deferred tax assets	2,376	2,685	—	173	4,888

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. As of December 31, 2011, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were designed and effective in providing that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, (the “Exchange Act”), as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting. During the three months ended December 31, 2011, the Company made no changes to its internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended), that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The Company’s management has excluded Fox Industries and Automatic Stamping from its assessment of internal control over financial reporting as of December 31, 2011, because they were acquired by the Company in purchase business combinations during 2011. The total assets of these acquisitions are 1.1% and 5.1%, respectively, and combined total revenues represent less than 0.1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report on Form 10-K, has also audited the Company’s internal control over financial reporting, which is included herein.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 25, 2012, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2011, which information is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 25, 2012, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2011, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 25, 2012, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2011, which information is incorporated herein by reference. The other information required by this Item appears in this report under “Item 5 — Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 25, 2012, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2011, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 25, 2012, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2011, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report:

1.     Consolidated financial statements

The following consolidated financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2010 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2011, is filed as part of this Annual Report:

Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2011, 2010 and 2009

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

10.6    Compensation of Named Executive Officers is incorporated by reference to Exhibit 10 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated January 30, 2012.

10.7    Compensation of Named Executive Officers is incorporated by reference to Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 10, 2011.

10.8    Simpson Manufacturing Co., Inc. 2011 Incentive Plan is incorporated by reference to Exhibit A of Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 10, 2011.

10.9    Share Purchase Agreement dated as of October 26, 2011, between Josef Scherer and Yvonne Scherer, owners of S&P Clever Reinforcement Company AG and S&P Reinforcement International AG, both companies incorporated under the laws of Switzerland, on the one hand, and Simpson Manufacturing Co., Inc., on the other hand, is incorporated by reference to Exhibit 10.9 of Simpson Manufacturing Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.10  Asset Purchase Agreement dated as of December 16, 2011, by and between Automatic Stamping, LLC, a North Carolina limited liability company, Automatic Stamping Auxiliary Services, LLC, a North Carolina limited liability company, and William H. Black, Jr., on the one hand, and Simpson Strong-Tie Company Inc., a California corporation, on the other hand, is filed herewith.

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

101     Financial statements from the annual report on Form 10-K of Simpson Manufacturing Co., Inc. for the year ended December 31, 2011, formatted in XBRL, are filed herewith and include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2012		Simpson Manufacturing Co., Inc.
(Registrant)

	By	/s/Brian Magstadt
Brian Magstadt
Chief Financial Officer
and Duly Authorized Officer
of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/Karen Colonias	President, Chief Executive	February 28, 2012
(Karen Colonias)	Officer and Director

Chief Financial Officer:

/s/Brian Magstadt	Chief Financial Officer,	February 28, 2012
(Brian Magstadt)	Treasurer and Secretary
(principal accounting and financial officer)

Directors:

/s/Barclay Simpson	Chairman Emeritus of the Board	February 28, 2012
(Barclay Simpson)	and Director

/s/Thomas J Fitzmyers	Chairman of the Board	February 28, 2012
(Thomas J Fitzmyers)	and Director

/s/Jennifer A. Chatman	Director	February 28, 2012
(Jennifer A. Chatman)

/s/Earl F. Cheit	Director	February 28, 2012
(Earl F. Cheit)

/s/Gary M. Cusumano	Director	February 28, 2012
(Gary M. Cusumano)

/s/Peter N. Louras	Director	February 28, 2012
(Peter N. Louras)

/s/Robin G. MacGillivray	Director	February 28, 2012
(Robin G. MacGillivray)

/s/Barry Lawson Williams	Director	February 28, 2012
(Barry Lawson Williams)