Form 10-Q
period 2012-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2012-05-08
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of March 31, 2012: 48,309,948

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	March 31,		December 31,
	2012	2011	2011

ASSETS
Current assets
Cash and cash equivalents	$160,092	$301,231	$213,817
Trade accounts receivable, net	107,257	91,076	76,420
Inventories	184,068	166,966	180,129
Deferred income taxes	12,139	10,360	11,774
Assets held for sale	—	9,148	6,793
Other current assets	14,095	11,927	13,131
Total current assets	477,651	590,708	502,064

Property, plant and equipment, net	209,460	184,606	195,716
Goodwill	130,556	71,338	99,849
Intangible assets, net	43,484	22,896	27,856
Equity method investment	—	200	—
Other noncurrent assets	5,860	13,422	10,602
Total assets	$867,011	$883,170	$836,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and current portion of long-term debt	$3,556	$—	$—
Trade accounts payable	35,109	29,822	22,034
Accrued liabilities	35,746	31,831	36,156
Income taxes payable	1,193	—	—
Accrued profit sharing trust contributions	1,683	6,508	4,477
Accrued cash profit sharing and commissions	6,598	5,396	3,446
Accrued workers’ compensation	5,485	4,715	5,474
Total current liabilities	89,370	78,272	71,587

Long-term debt, net of current portion	240	—	—
Long-term liabilities	6,300	7,833	6,137
Total liabilities	95,910	86,105	77,724

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, at par value	482	500	481
Additional paid-in capital	174,831	167,025	170,483
Retained earnings	581,779	608,056	580,616
Accumulated other comprehensive income	14,009	21,484	6,783
Total stockholders’ equity	771,101	797,065	758,363
Total liabilities and stockholders’ equity	$867,011	$883,170	$836,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per-share amounts, unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net sales	$158,734	$132,536
Cost of sales	89,329	75,588
Gross profit	69,405	56,948

Operating expenses:
Research and development and other engineering	9,198	5,994
Selling	20,432	17,075
General and administrative	26,244	21,621
Loss (gain) on sale of assets	23	(25)
	55,897	44,665

Income from operations	13,508	12,283

Loss in equity method investment, before tax	—	(14)
Interest income, net	65	72

Income before taxes	13,573	12,341

Provision for income taxes	6,372	5,263

Net income	$7,201	$7,078

Earnings per common share:

Basic	$0.15	$0.14
Diluted	$0.15	$0.14

Number of shares outstanding
Basic	48,273	50,107
Diluted	48,337	50,165

Cash dividends declared per common share	$0.125	$0.125

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net Income	$7,201	$7,078

Other comprehensive income
Translation adjustment, net of tax of $23 and ($1) at March 31, 2012 and 2011, respectively	7,226	6,857
	7,226	6,857

Comprehensive income	$14,427	$13,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the three months ended March 31, 2011 and 2012 and nine months ended December 31, 2011

(In thousands except per-share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2011	50,096	$500	$165,425	$607,241	$14,627	—	$787,793
Net income	—	—	—	7,078	—	—	7,078
Translation adjustment, net of tax of ($1)	—	—	—	—	6,857	—	6,857
Stock options exercised	6	—	154	—	—	—	154
Stock compensation	—	—	1,281	—	—		1,281
Tax effect of options exercised	—	—	(39)	—	—	—	(39)
Cash dividends declared on common stock, $0.125 per share	—	—	—	(6,263)	—	—	(6,263)
Common stock issued at $30.91 per share for stock bonus	7	—	204	—	—	—	204
Balance, March 31, 2011	50,109	500	167,025	608,056	21,484	—	797,065
Net income	—	—	—	43,822	—	—	43,822
Translation adjustment, net of tax of $0	—	—	—	—	(14,701)	—	(14,701)
Stock options exercised	2	—	60	—	—	—	60
Stock compensation	—	—	4,913	—	—	—	4,913
Tax effect of options exercised	—	—	(1,515)	—	—	—	(1,515)
Repurchase of common stock	(1,948)	—	—	—	—	(53,208)	(53,208)
Retirement of common stock	—	(19)	—	(53,189)	—	53,208	—
Cash dividends declared on common stock, $0.375 per share	—	—	—	(18,073)	—	—	(18,073)
Balance, December 31, 2011	48,163	481	170,483	580,616	6,783	—	758,363
Net income	—	—	—	7,201	—	—	7,201
Translation adjustment, net of tax of $23	—	—	—	—	7,226	—	7,226
Stock options exercised	74	1	1,757	—	—	—	1,758
Stock compensation	—	—	3,110	—	—	—	3,110
Tax effect of options exercised	—	—	(2)	—	—	—	(2)
Shares issued from release of RSU	61	—	(935)	—	—	—	(935)
Cash dividends declared on common stock, $0.125 per share	—	—	—	(6,038)	—	—	(6,038)
Common stock issued at $33.71 per share for stock bonus	12	—	418	—	—	—	418
Balance, March 31, 2012	48,310	$482	$174,831	$581,779	$14,009	$—	$771,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months
	Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$7,201	$7,078
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (gain) on sale of assets	23	(25)
Depreciation and amortization	6,721	4,972
Impairment loss on assets held for sale	461	—
Deferred income taxes	(205)	(740)
Noncash compensation related to stock plans	3,184	1,521
Loss in equity method investment	—	14
Excess tax benefit of options exercised	(99)	4
Provision for doubtful accounts	(87)	126
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(26,585)	(21,896)
Inventories	3,154	(13,103)
Trade accounts payable	10,379	(6,250)
Income taxes payable	3,899	2,943
Accrued profit sharing trust contributions	(2,802)	905
Accrued cash profit sharing and commissions	3,115	2,534
Other current assets	723	(692)
Accrued liabilities	(9,865)	(647)
Long-term liabilities	313	627
Accrued workers’ compensation	10	31
Other noncurrent assets	(1,100)	190
Net cash provided by (used in) operating activities	640	(22,408)

Cash flows from investing activities
Capital expenditures	(3,249)	(10,095)
Asset acquisitions, net of cash acquired	(56,040)	—
Proceeds from sale of property and equipment	6,847	1,786
Net cash used in investing activities	(52,442)	(8,309)

Cash flows from financing activities
Repayment of debt and line of credit borrowings	(41)	—
Issuance of common stock	1,758	154
Excess tax benefit of options exercised	99	(4)
Dividends paid	(6,020)	(5,010)
Net cash used in financing activities	(4,204)	(4,860)

Effect of exchange rate changes on cash and cash equivalents	2,281	1,759

Net decrease in cash and cash equivalents	(53,725)	(33,818)
Cash and cash equivalents at beginning of period	213,817	335,049
Cash and cash equivalents at end of period	$160,092	$301,231

Noncash activity during the period
Noncash capital expenditures	$70	$66
Dividends declared but not paid	6,038	6,263
Issuance of Company’s common stock for compensation	418	204
Asset acquisitions	786	—

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

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These interim statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Annual Report”).

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

Net Earnings Per Common Share

Basic earnings per common share is computed based on the weighted average number of common shares outstanding. Potentially dilutive securities, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011

Net income available to common stockholders	$7,201	$7,078

Basic weighted average shares outstanding	48,273	50,107

Dilutive effect of potential common stock equivalents — stock options	64	58

Diluted weighted average shares outstanding	48,337	50,165

Earnings per common share:
Basic	$0.15	$0.14
Diluted	$0.15	$0.14

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	1,347	1,743

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

Under the 1994 Plan, the Company could grant incentive stock options and non-qualified stock options. The Company has, however, granted only non-qualified stock options under both the 1994 Plan and the 1995 Plan. The Company generally granted options under each of the 1994 Plan and the 1995 Plan once each year. The exercise price per share of each option granted in February 2011 under the 1994 Plan equaled the closing market price per share of the Company’s common stock as reported by the New York Stock Exchange on the day preceding the day that the Compensation and Leadership Development Committee of the Company’s Board of Directors met to approve the grant of the options. The exercise price per share under each option granted under the 1995 Plan was at the fair market value on the date specified in the 1995 Plan. Options vest and expire according to terms established at the grant date. Options granted under the 1994 Plan typically vest evenly over the requisite service period of four years and have a term of seven years. The vesting of options granted under the 1994 Plan will be accelerated if the grantee ceases to be employed by the Company after reaching age 60 or if there is a change in control of the Company. Options granted under the 1995 Plan are fully vested on the date of grant. Shares of common stock issued on exercise of stock options under the 1994 Plan and the 1995 Plan are registered under the Securities Act of 1933.

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

The following table represents the Company’s stock option and restricted stock unit activity for the three months ended March 31, 2012 and 2011:

(in thousands)

	Three Months Ended
	March 31,
	2012	2011

Stock-based compensation expense recognized in operating expenses	$3,068	$1,449

Tax benefit of stock-based compensation expense in provision for income taxes	1,066	522

Stock-based compensation expense, net of tax	$2,002	$927

Fair value of shares vested	$3,110	$1,281

Proceeds to the Company from the exercise of stock-based compensation	$1,758	$154

Tax effect from exercise of stock-based compensation, including shortfall tax benefits	$(2)	$(39)

	At March 31,
	2012	2011

Stock-based compensation cost capitalized in inventory	$387	$115

The amounts included in cost of sales, research and development and other engineering, selling, or general and administrative expense depend on the job functions performed by the employees to whom the stock options and restricted stock units were awarded.

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

As of March 31, 2012, the Company’s investments consisted of only United States Treasury securities and money market funds aggregating $70.0 million, which are maintained in cash equivalents and are carried at cost, approximating fair value, based on Level 1 inputs. All other financial assets and financial liabilities, including accounts receivable, accounts payable, accrued liabilities and long-term debt, are carried at cost, approximating fair value, based on Level 3 inputs.

Income Taxes

The Company uses an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in each interim period.

The following table presents the Company’s effective tax rates and income tax expense for the three months ended March 31, 2012 and 2011:

(in thousands, except percentage amounts)

	Three Months Ended
	March 31,
	2012	2011

Effective tax rate	46.9%	42.6%

Provision for income taxes	$6,372	$5,263

Acquisitions

In January 2012, the Company purchased all the shares of S&P Clever Reinforcement Company AG and S&P Clever International AG, both companies incorporated under the laws of Switzerland (collectively, “S&P Clever”), for $58.1 million, subject to post-closing adjustments. S&P Clever manufactures and sells engineered materials to repair, strengthen and restore concrete and masonry construction and has operations in Switzerland, Germany, Portugal, Poland, The Netherlands and Austria. Payments under the purchase agreement include cash payments of $57.5 million and contingent consideration of $0.6 million payable over a three year period if sales goals are met. As a result of the acquisition, the Company has increased its presence in the infrastructure, commercial and industrial construction market in Europe, resulting in goodwill being recorded with this transaction. The Company’s provisional measurement of assets acquired and liabilities assumed included cash and cash equivalents of $6.8 million, other current assets of $9.9 million, non-current assets of $54.2 million, current liabilities of $12.6 million and non-current liabilities of $0.2 million. Included in non-current assets is goodwill of $26.1 million, which was assigned to the European segment and is not deductible for tax purposes, and intangible assets of $15.0 million, which is deductible for tax purposes.

In March 2012, the Company purchased substantially all the assets of CarbonWrap Solutions, L.L.C. (“CarbonWrap”) for $5.5 million, subject to post-closing adjustments. CarbonWrap develops fiber-reinforced polymer products primarily for infrastructure and transportation projects. Payments under the purchase agreement total $5.3 million in cash and contingent consideration of $0.2 million to be paid on resolution of specified post-closing contingencies to the principal officer of CarbonWrap, who is now employed by the Company. Goodwill of $3.6 million was assigned to the North American segment and is deductible for tax purposes.  Intangible assets were valued at $1.6 million and are subject to tax deductible amortization.  Net tangible assets of accounts receivable, inventory, equipment and prepaid expenses accounted for the balance of the purchase price.

Under the business combinations topic of the FASB ASC, the Company accounted for these acquisitions as business combinations and ascribed acquisition-date fair values to the acquired assets and assumed liabilities. Provisional fair value measurements were made in the first quarter 2012 for acquired assets and assumed liabilities. Adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as information necessary to complete the analysis is obtained. Fair value of intangible assets was based on Level 3 inputs. The Company expects the measurement process for each acquisition to be finalized within a year of its date.

Proforma financial information is not presented as it would not be materially different from the information presented, in the Condensed Consolidated Statements of Operations.

Recently Adopted Accounting Standards

Effective January 1, 2012, the Company adopted the guidance codified in the “Comprehensive Income” topic of the FASB ASC, amending the comprehensive income guidance to eliminate the option to present components of other comprehensive income as part of the statement of stockholders’ equity. This amendment requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement or in two separate but consecutive statements. The Company has chosen to present comprehensive income in two separate consecutive statements. The implementation of this amended accounting guidance did not have a material effect on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Standards

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

2.             Trade Accounts Receivable, Net

Trade accounts receivable consisted of the following:

(in thousands)

	At March 31,		At December 31,
	2012	2011	2011

Trade accounts receivable	$110,133	$94,641	$78,642
Allowance for doubtful accounts	(1,086)	(1,457)	(991)
Allowance for sales discounts and returns	(1,790)	(2,108)	(1,231)
	$107,257	$91,076	$76,420

3.             Inventories

Inventories consisted of the following:

(in thousands)

	At March 31,		At December 31,
	2012	2011	2011

Raw materials	$72,616	$70,780	$77,364
In-process products	22,226	19,218	21,357
Finished products	89,226	76,968	81,408
	$184,068	$166,966	$180,129

4.             Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:

(in thousands)

	At March 31,		At December 31,
	2012	2011	2011

Land	$32,601	$29,287	$28,996
Buildings and site improvements	165,085	143,227	153,597
Leasehold improvements	3,793	3,794	3,820
Machinery and equipment	211,042	187,819	208,292
	412,521	364,127	394,705
Less accumulated depreciation and amortization	(206,971)	(194,869)	(201,540)
	205,550	169,258	193,165
Capital projects in progress	3,910	15,348	2,551
	$209,460	$184,606	$195,716

5.             Goodwill and Intangible Assets, Net

Goodwill was as follows:

(in thousands)

	At March 31,		At December 31,
	2012	2011	2011
North America	$77,606	$41,871	$73,901
Europe	50,975	27,500	24,000
Asia/Pacific	1,975	1,967	1,948
Total	$130,556	$71,338	$99,849

Intangible assets, net, were as follows:

(in thousands)

	At March 31, 2012
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
North America	$34,552	$(14,304)	$20,248
Europe	28,953	(5,717)	23,236
Total	$63,505	$(20,021)	$43,484

	At March 31, 2011
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
North America	$24,022	$(11,443)	$12,579
Europe	15,078	(4,761)	10,317
Total	$39,100	$(16,204)	$22,896

	At December 31, 2011
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
North America	$32,912	$(13,288)	$19,624
Europe	13,114	(4,882)	8,232
Total	$46,026	$(18,170)	$27,856

Intangible assets consist primarily of customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense for intangible assets during the three months ended March 31, 2012 and 2011, totaled $1.9 million and $1.1 million, respectively.

At March 31, 2012, estimated future amortization of intangible assets was as follows:

(in thousands)

Final nine months of 2012	$5,227
2012	6,550
2013	6,334
2014	5,566
2015	5,410
2016	3,912
Thereafter	10,485
$43,484

The changes in the carrying amount of goodwill and intangible assets from December 31, 2011, to March 31, 2012, were as follows:

(in thousands)

		Intangible
	Goodwill	Assets

Balance at December 31, 2011	$99,849	$27,856
Acquisitions	29,674	16,638
Amortization	—	(1,851)
Foreign exchange	1,033	841
Balance at March 31, 2012	$130,556	$43,484

6.             Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at March 31, 2012, was $206.5 million including revolving credit lines. The Company’s primary credit facility, a revolving line of credit with $200.0 million in available credit, charges interest at LIBOR plus 0.27% (at March 31, 2012, LIBOR plus 0.27% was 0.51%), expires in October 2012, and has commitment fees payable at the annual rate of 0.08% on the unused portion of the facility. The borrowing capacity of other revolving credit lines and a term note totaled $10.2 million at March 31, 2012. The other revolving credit lines and term note charge interest ranging from 1.6% to 3.8%, have maturity dates from December 2012 to September 2020 and total outstanding balances of $3.8 million at March 31, 2012. Included in the total outstanding amount is a long-term debt balance of $0.2 million. There were no outstanding balances due on March 31, 2011, and December 31, 2011. The Company was in compliance with its financial covenants at March 31, 2012.

7.             Commitments and Contingencies

Note 9 to the consolidated financial statements in the 2011 Annual Report provides information concerning commitments and contingencies.  From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.  The resolution of claims and litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

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

Corrosion, hydrogen embrittlement, cracking, material hardness, wood pressure-treating chemicals, misinstallations, misuse, design and assembly flaws, manufacturing defects, environmental conditions or other factors can contribute to failure of fasteners, connectors, tools, anchors, adhesives and venting products.  On occasion, some of the fasteners and connectors that the Company sells have failed, although the Company has not incurred any material liability resulting from those failures.  The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions.  The Company subjects its products to extensive testing, with results and conclusions published in Company catalogues and on its websites.

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

Based on facts currently known to the Company, the Company believes that all or part of the claims alleged in the Cases may be covered by its insurance policies.  On April 19, 2011, an action was filed in the United States District Court for the District of Hawaii, National Union Fire Insurance Company of Pittsburgh, PA v. Simpson Manufacturing Company, Inc., et al., Civil No. 11-00254 ACK.  In this action, Plaintiff National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”), which issued certain Commercial General Liability insurance policies to the Company, seeks declaratory relief in the Cases with respect to its obligations to defend or indemnify the Company, Simpson Strong-Tie Company Inc., and a vendor of the Company’s strap tie holdown products.  By Order dated November 7, 2011, all proceedings in the National Union action have been stayed.  If the stay is lifted and the National Union action is not dismissed, the Company intends vigorously to defend all claims advanced by National Union.

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

Nishimura v. Gentry Homes, Ltd; Simpson Manufacturing Co., Inc.; and Simpson Strong-Tie Company, Inc., Civil no. 11-1-1522-07, was filed in the Circuit Court of the First Circuit of Hawaii on July 20, 2011.  The case alleges premature corrosion of the Company’s strap tie holdown products in a housing development at Ewa Beach in Honolulu, Hawaii.  The case is a putative class action brought by owners of allegedly affected homes.  The Complaint alleges that the Company’s strap products and mudsill anchors are insufficiently corrosion resistant and/or fail to comply with Honolulu’s building code.  The Company is currently investigating the claims asserted in the complaint, including, among other things: the existence and extent of the alleged corrosion, if any; the building code provisions alleged to be applicable and, if applicable, whether the products complied; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if any are needed.  At this time, the likelihood that the Company will be found liable for any damage allegedly suffered and the extent of such liability, if any, are unknown.  The Company denies any liability of any kind and intends to defend itself vigorously in this case.

8.             Stock-Based Incentive Plans

The Company currently has one stock-based incentive plan, which incorporates and supersedes its two previous plans (see Note 1 “Basis of Presentation — Accounting for Stock-Based Compensation”). Participants are granted stock-based awards only if the applicable Company-wide or profit-center operating goals, or both, established by the Compensation and Leadership Development Committee of the Board of Directors at the beginning of the year, are met. Certain participants may have additional goals based on strategic initiatives of the Company.

The fair value of each restricted stock unit award is estimated on the date of the award based on the closing market price of the underlying stock on the day preceding the date of the award. On January 30, 2012, 361,061 restricted stock units were awarded, including 8,550 awarded to the Company’s independent directors, at an estimated value of $33.23 per share, based on the closing price on January 27, 2012. The restrictions on these awards generally lapse one quarter on the date of the award and one quarter on each of the first, second and third anniversaries of the date of the award.

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

Black-Scholes option pricing model assumptions for stock options granted in 2011 are as follows:

Number		Risk-					Weighted
of Options		Free					Average
Granted	Grant	Interest	Dividend	Expected			Fair
(in thousands)	Date	Rate	Yield	Life	Volatility	Exercise Price	Value

1994 Plan
1,362	02/03/11	2.62%	1.75%	6.2 years	39.0%	$ 29.66 to $32.63	$10.33

1995 Plan
30	02/15/11	2.92%	1.76%	6.6 years	38.0%	$ 29.58	$10.49

No stock options were granted in 2012.

The following table summarizes the Company’s unvested restricted stock unit activity for the three months ended March 31, 2012:

			Aggregate
		Weighted-	Intrinsic
	Shares	Average	Value *
Unvested Restricted Stock Units (RSUs)	(in thousands)	Price	(in thousands)
Outstanding at January 1, 2012	—	$—
Awarded	361	33.23
Vested	(93)	33.23
Forfeited	(1)	33.23
Outstanding at March 31, 2012	267	$33.23	$8,612
Outstanding and expected to vest at March 31, 2012	259	$33.23	$8,356

*  The intrinsic value is calculated using the closing price per share of $32.25 as reported by the New York Stock Exchange on March 30, 2012.

The total intrinsic value of restricted stock units vested during the three months ended March 31, 2012, was $3.1 million, based on the market value on the award date.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2012:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value *
Non-Qualified Stock Options	(in thousands)	Price	Life (in years)	(in thousands)

Outstanding at January 1, 2012	2,134	$31.15
Exercised	(74)	23.68
Forfeited	(17)	34.86
Outstanding at March 31, 2012	2,043	$31.39	4.6	$5,105
Outstanding and expected to vest at March 31, 2012	2,000	$31.44	4.5	$4,976
Exercisable at March 31, 2012	963	$33.82	3.2	$1,835

*  The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the stock option, using the closing price per share of $32.25 as reported by the New York Stock Exchange on March 30, 2012.

The total intrinsic value of stock options exercised during the three months ended March 31, 2012 and 2011, was $0.7 million and $40 thousand, respectively.

A summary of the status of unvested stock options as of March 31, 2012, and changes during the three months ended March 31, 2012, are presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Options	(in thousands)	Fair Value

Unvested at January 1, 2012	1,242	$10.11
Vested	(159)	9.82
Forfeited	(3)	10.33
Unvested at March 31, 2012	1,080	$10.15

As of March 31, 2012, $14.4 million of total unrecognized compensation cost was related to unvested stock-based compensation arrangements under the 2011 Incentive Plan. This cost is expected to be recognized over a weighted-average period of 2.8 years.

9.             Segment Information

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

The following table illustrates certain measurements used by management to assess the performance as of or for the following periods:

(in thousands)

	Three Months Ended
	March 31,
	2012	2011

Net Sales
North America	$127,967	$104,622
Europe	28,237	25,798
Asia/Pacific	2,372	1,877
Administrative and all other	158	239
Total	$158,734	$132,536

Sales to Other Segments*
North America	$1,372	$1,322
Europe	134	81
Asia/Pacific	3,724	2,111
Total	$5,230	$3,514

Income (Loss) from Operations
North America	$17,873	$15,091
Europe	(2,372)	(1,454)
Asia/Pacific	(654)	(712)
Administrative and all other	(1,339)	(642)
Total	$13,508	$12,283

* The sales to other segments are eliminated on consolidation.

(in thousands)

			At
	At March 31,		December 31,
	2012	2011	2011

Total Assets
North America	$546,112	$566,939	$540,082
Europe	201,721	135,146	180,016
Asia/Pacific	27,916	24,856	29,306
Administrative and all other	91,262	156,229	86,683
Total	$867,011	$883,170	$836,087

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $87.4 million, $237.9 million, and $68.5 million, as of March 31, 2012 and 2011, and December 31, 2011, respectively.

10.           Subsequent Events

In April 2012, the Company’s Board of Directors declared a cash dividend of $0.125 per share, estimated to total $6.0 million, to be paid on July 26, 2012, to stockholders of record on July 5, 2012.

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

The following is a discussion and analysis of the consolidated financial condition and results of continuing operations for the Company for the three months ended March 31, 2012. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Continuing Operations for the Three Months Ended March 31, 2012, Compared with the Three Months Ended March 31, 2011

Income from operations increased 10.0% from $12.3 million in the first quarter of 2011 to $13.5 million in the first quarter of 2012. The following table illustrates the differences in the Company’s operating results in the three months ended March 31, 2012, from the three months ended March 31, 2011, and the increases or decreases for each category by segment.

(in thousands)

	Three					Three
	Months					Months
	Ended	Increase (Decrease) in Operating Segment				Ended
	March 31,	North		Asia/	Admin &	March 31,
	2011	America	Europe	Pacific	All Other	2012

Net sales	$132,536	$23,345	$2,438	$495	$(80)	$158,734
Cost of sales	75,588	11,999	1,404	308	30	89,329
Gross profit	56,948	11,346	1,034	187	(110)	69,405
Research and development and other engineering expense	5,994	3,044	29	131	—	9,198
Selling expense	17,075	2,796	332	208	21	20,432
General and administrative expense	21,621	2,668	1,590	(203)	568	26,244
Loss (gain) on sale of assets	(25)	55	—	(7)	—	23
Income (loss) from operations	12,283	2,783	(917)	58	(699)	13,508

Income (loss) in equity method investment, before tax	(14)	14	—	—	—	—
Interest income (expense), net	72	24	15	6	(52)	65
Income (loss) before income taxes	12,341	2,821	(902)	64	(751)	13,573

Provision for (benefit from) income taxes	5,263	1,880	62	45	(878)	6,372
Net income (loss)	$7,078	$941	$(964)	$19	$127	$7,201

The following table represents net sales by segment for the three months ended March 31, 2011 and 2012:

(in thousands)

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

Three months ended:
March 31, 2011	$104,622	$25,798	$1,877	$239	$132,536
March 31, 2012	127,967	28,236	2,372	159	158,734
Increase (decrease)	23,345	2,438	495	(80)	26,198
Percentage increase (decrease)	22.3%	9.5%	26.3%	(33.5)%	19.8%

Net sales increased 19.8% from $132.5 million in the first quarter of 2011 to $158.7 million in the first quarter of 2012. The increase in net sales resulted from increases in both sales volume and average prices, as average prices increased 2.7% as compared to the first quarter of 2011. The Company had income, net of tax, of $7.2 million for the first quarter of 2012 compared to income, net of tax, of $7.1 million for the first quarter of 2011. Diluted income, net of tax, per common share was $0.15 for the first quarter of 2012 compared to diluted income, net of tax, of $0.14 per common share for the first quarter of 2011.

In the first quarter of 2012, sales increased throughout North America due in part to a mild winter and, in Europe, due to the recent European acquisition. Sales increases were above average in all regions of the United States, except for California, as compared to the first quarter of 2011.  Sales to all distribution channels increased, with above-average increases in sales to contractor distributors and lumber dealers. The sales increase was broad-based across most of the Company’s major product lines as compared to the first quarter of 2011.

The following table represents gross profit by segment for the three months ended March 31, 2011 and 2012:

(in thousands)

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

Three months ended:
March 31, 2011	$48,479	$8,090	$223	$156	$56,948
March 31, 2012	59,825	9,124	410	46	69,405
Increase (decrease)	11,346	1,034	187	(110)	12,457
Percentage increase (decrease)	23.4%	12.8%	83.9%	(70.5)%	21.9%

Gross margins increased slightly from 43.0% in the first quarter of 2011 to 43.7% in the first quarter of 2012, primarily because of lower warehousing and shipping costs as a percentage of sales.  Material and labor costs increased as a percentage of sales but were offset by a lower proportion of fixed overhead costs to total costs, resulting primarily from the increased sales volume. Steel prices increased in the first quarter due to increased steel market demand. The Company expects steel prices to remain generally at current levels at least through the first half of 2012.

Operating expenses increased due to integration and incremental expenses associated with recently acquired businesses. Research and development and engineering expense increased 53.5% from $6.0 million in the first quarter of 2011 to $9.2 million in the first quarter of 2012, due primarily to an increase in professional fees of $2.4 million and personnel costs of $0.3 million. Selling expense increased 19.7% from $17.1 million in the first quarter of 2011 to $20.4 million in the first quarter of 2012, due to increases in personnel costs of $1.5 million, promotional costs of $0.6 million, stock based compensation of $0.5 million and cash profit sharing of $0.4 million. General and administrative expense increased 21.4% from $21.6 million in the first quarter of 2011 to $26.2 million in the first quarter of 2012, including increases in personnel costs of $1.2 million, depreciation of $0.8 million, intangible amortization expense of $0.8 million, stock based compensation of $0.5 million, professional and legal fees of $0.5 million and an impairment of $0.5 million associated with the sale of the Company’s San Leandro facility in the first quarter of 2012. The changes in operating costs were mostly attributable to the North American segment.

Liquidity and Sources of Capital

As of March 31, 2012, working capital was $388.3 million as compared to $512.4 million at March 31, 2011, and $430.5 million at December 31, 2011. The decrease in working capital from December 31, 2011, was primarily due to decreases in cash and cash equivalents of $53.7 million and assets held for sale of $6.8 million, and increases in trade accounts payable of $13.1 million, current portion of long-term debt of $3.6 million, accrued cash profit sharing of $3.2 million and income taxes payable of $1.2 million. The decrease in cash and cash equivalents was primarily due to the acquisitions of S&P Clever Reinforcement Company AG and S&P Clever Reinforcement International AG (collectively “S&P Clever”) for $50.7 million, net of cash received of $6.8 million, and

CarbonWrap for $5.3 million, net of contingent consideration of $0.2 million, partly offset by the sale of the San Leandro property for $6.4 million, net of closing costs, which also accounted for the decrease in assets held for sale. The increase in trade accounts payable was primarily due to purchases of raw materials which replaced stocks converted into finished goods.  The current portion of long-term debt was increased by debt acquired at S&P Clever, while the increase to accrued cash profit sharing was due to improved operating profits. The increase in income taxes payable was due to the estimated income tax liability being paid in April 2012. These decreases in working capital were offset by an increase in net trade accounts receivable of $30.8 million and inventory of $3.9 million as compared to December 31, 2011, and a decrease in accrued cash profit sharing trust of $2.8 million over the same period.  The increase in net trade accounts receivable was primarily due to increases in sales during the first quarter as a result of a seasonal increase in sales in the latter part of the first quarter of 2012 compared to the latter part of the fourth quarter of 2011.  The increase in inventories was primarily due to the acquisition of S&P Clever.  The decrease in accrued profit sharing trust was due to the 2011 contribution paid in the first quarter 2012, compared to the 2010 contribution paid in the second quarter of 2011. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts, none of which was individually material. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $7.2 million and noncash expenses, primarily depreciation, amortization, impairment of assets held for sale and stock-based compensation charges totaling $10.4 million, resulted in net cash provided by operating activities of $0.6 million. As of March 31, 2012, the Company had unused credit facilities available of $206.5 million.

The Company’s investing activities used cash of $52.4 million due to the acquisition of S&P Clever for $50.7 million, net of contingent consideration of $0.6 million, and cash received of $6.8 million, the acquisition of CarbonWrap for $5.3 million, net of contingent consideration of $0.2 million, and capital expenditures of $3.2 million. The cash paid for business acquisitions and for capital assets was partly offset by the proceeds of the sale of the San Leandro facility and other asset sales of $6.8 million. The Company’s capital expenditures were primarily due to the continued construction of a manufacturing facility in Germany and improvement of various facilities in France and the United States.  The Company estimates that its full-year capital spending will be approximately $27.0 million in 2012.

The Company’s financing activities used net cash of $4.2 million. The payment of a cash dividend in the amount of $6.0 million was the primary use of cash. Cash was provided from the issuance of the Company’s common stock through the exercise of stock options totaling $1.8 million. In April 2012, the Company’s Board of Directors declared a cash dividend of $0.125 per share, estimated to total $6.0 million, to be paid on July 26, 2012, to stockholders of record on July 5, 2012. The Company has $50.0 million remaining of its common stock repurchase authorization for 2012.

The Company believes that cash generated by operations and borrowings available under its credit facility will be sufficient for the Company’s working capital needs and planned capital expenditures for the next 12 months. Depending, however, on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing, which may not be available on reasonable terms, or at all. The $200.0 million unsecured credit agreement will expire in October 2012. The Company is currently negotiating a new credit agreement and anticipates that the new terms are not likely to be as favorable as the terms of the current credit agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country or currency where the Company has operations, the change in net income would not be material to the Company’s operations as a whole. The translation adjustment resulted in an increase in accumulated other comprehensive income of $7.2 million for the three months ended March 31, 2012. The translation adjustment in the first quarter was primarily due to the effect of the weakening of the United States dollar in relation to the Canadian and European currencies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2012, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of that date and that the Company’s disclosure controls and procedures at that date were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2012, the Company made no changes to its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Based on facts currently known to the Company, the Company believes that all or part of the claims alleged in the Cases may be covered by its insurance policies.  On April 19, 2011, an action was filed in the United States District Court for the District of Hawaii, National Union Fire Insurance Company of Pittsburgh, PA v. Simpson Manufacturing Company, Inc., et al., Civil No. 11-00254 ACK.  In this action, Plaintiff National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”), which issued certain Commercial General Liability insurance policies to the Company, seeks declaratory relief in the Cases with respect to its obligations to defend or indemnify the Company, Simpson Strong-Tie Company Inc., and a vendor of the Company’s strap tie holdown products.  By Order dated November 7, 2011, all proceedings in the National Union action have been stayed.  If the stay is lifted and the National Union action is not dismissed, the Company intends vigorously to defend all claims advanced by National Union.

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

Nishimura v. Gentry Homes, Ltd; Simpson Manufacturing Co., Inc.; and Simpson Strong-Tie Company, Inc., Civil no. 11-1-1522-07, was filed in the Circuit Court of the First Circuit of Hawaii on July 20, 2011.  The case alleges premature corrosion of the Company’s strap tie holdown products in a housing development at Ewa Beach in Honolulu, Hawaii.  The case is a putative class action brought by owners of allegedly affected homes.  The Complaint alleges that the Company’s strap products and mudsill anchors are insufficiently corrosion resistant and/or fail to comply with Honolulu’s building code.  The Company is currently investigating the claims asserted in the complaint, including, among other things: the existence and extent of the alleged corrosion, if any; the building code provisions alleged to be applicable and, if applicable, whether the products complied; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if any are needed.  At this time, the likelihood that the Company will be found liable for any damage allegedly suffered and the extent of such liability, if any, are unknown.  The Company denies any liability of any kind and intends to defend itself vigorously in this case.

Item 1A. Risk Factors

We are affected by risks specific to us, as well as risks that generally affect businesses operating in global markets. Some of the significant factors that could materially adversely affect our business, financial condition and operating results appear in “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K (available at www.simpsonmfg.com/docs/10K-2011.pdf or www.sec.gov).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2012, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $100.0 million repurchase authorization from February 2011. The authorization will remain in effect through the end of 2012. There were no purchases by the Company during the first quarter of 2012.

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

10.6	Compensation of Named Executive Officers is incorporated by reference to Exhibit 10 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated January 30, 2012.

10.7	Compensation of Named Executive Officers is incorporated by reference to Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 9, 2012.

10.8	Simpson Manufacturing Co., Inc. 2011 Incentive Plan is incorporated by reference to Exhibit A of Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 9, 2012.

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

10.10

Asset Purchase Agreement dated as of December 16, 2011, by and between Automatic Stamping, LLC, a North Carolina limited liability company, Automatic Stamping Auxiliary Services, LLC, a North Carolina limited liability company, and William H. Black, Jr., on the one hand, and Simpson Strong-Tie Company Inc., a California corporation, on the other hand, is incorporated by reference to Exhibit 10.10 of Simpson Manufacturing Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

31.	Rule 13a-14(a)/15d-14(a) Certifications are filed herewith.

32.	Section 1350 Certifications are filed herewith.

99.1

Simpson Manufacturing Co., Inc. 1994 Employee Stock Bonus Plan, as amended through November 18, 2004, is incorporated by reference to Exhibit 99.1 of Simpson Manufacturing Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

101

Financial statements from the quarterly report on Form 10-Q of Simpson Manufacturing Co., Inc. for the quarter ended March 31, 2012, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 8, 2012	By	/s/Brian Magstadt
Brian Magstadt
Chief Financial Officer
(principal accounting and financial officer)