Form 10-Q
period 2012-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2012-08-08
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of June 30, 2012:  48,318,180

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	June 30,		December 31,
	2012	2011	2011

ASSETS
Current assets
Cash and cash equivalents	$162,719	$262,013	$213,817
Trade accounts receivable, net	120,119	117,975	76,420
Inventories	185,217	166,934	180,129
Deferred income taxes	12,124	10,884	11,774
Assets held for sale	—	6,792	6,793
Other current assets	14,516	8,813	13,131
Total current assets	494,695	573,411	502,064

Property, plant and equipment, net	208,685	183,698	195,716
Goodwill	127,983	72,111	99,849
Intangible assets, net	41,529	22,051	27,856
Equity method investment	—	839	—
Other noncurrent assets	6,013	12,465	10,602
Total assets	$878,905	$864,575	$836,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and notes payable	$4,837	$—	$—
Trade accounts payable	34,740	32,060	22,034
Accrued liabilities	41,491	36,067	36,156
Income taxes payable	1,396	3,054	—
Accrued profit sharing trust contributions	2,393	2,997	4,477
Accrued cash profit sharing and commissions	10,307	13,036	3,446
Accrued workers’ compensation	4,861	5,663	5,474
Total current liabilities	100,025	92,877	71,587

Long-term liabilities	5,936	7,246	6,137
Total liabilities	105,961	100,123	77,724

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, at par value	482	482	481
Additional paid-in capital	176,809	167,862	170,483
Retained earnings	591,595	571,229	580,616
Accumulated other comprehensive income	4,058	24,879	6,783
Total stockholders’ equity	772,944	764,452	758,363
Total liabilities and stockholders’ equity	$878,905	$864,575	$836,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per-share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$181,703	$177,812	$340,437	$310,348
Cost of sales	98,557	94,313	187,886	169,900
Gross profit	83,146	83,499	152,551	140,448

Operating expenses:
Research and development and other engineering	9,043	6,945	18,240	12,939
Selling	19,881	19,819	40,314	36,895
General and administrative	27,087	25,454	53,331	47,076
Loss (gain) on sale of assets	(13)	73	10	48
	55,998	52,291	111,895	96,958

Income from operations	27,148	31,208	40,656	43,490

Loss in equity method investment, before tax	—	(69)	—	(82)
Interest income, net	58	108	123	179

Income before taxes	27,206	31,247	40,779	43,587

Provision for income taxes	11,347	11,754	17,719	17,016

Net income	$15,859	$19,493	$23,060	$26,571

Earnings per common share:

Basic	$0.33	$0.39	$0.48	$0.53
Diluted	$0.33	$0.39	$0.48	$0.53

Number of shares outstanding
Basic	48,340	49,404	48,307	49,753
Diluted	48,419	49,456	48,378	49,809

Cash dividends declared per common share	$0.125	$0.125	$0.25	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net Income	$15,859	$19,493	$23,060	$26,571

Other comprehensive income
Translation adjustment, net of tax benefit (expense) of ($20), $2, $3 and $1, respectively	(9,951)	3,395	(2,725)	10,252
	(9,951)	3,395	(2,725)	10,252

Comprehensive income	$5,908	$22,888	$20,335	$36,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the six months ended June 30, 2011 and 2012 and December 31, 2011

(In thousands except per-share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2011	50,096	$500	$165,425	$607,241	$14,627	—	$787,793
Net income	—	—	—	26,571	—	—	26,571
Translation adjustment, net of tax of $1	—	—	—	—	10,252	—	10,252
Stock options exercised	6	—	154	—	—	—	154
Stock compensation	—	—	2,118	—	—	—	2,118
Tax effect of options exercised	—	—	(39)	—	—	—	(39)
Repurchase of common stock	(1,828)	—	—	—	—	(50,075)	(50,075)
Retirement of common stock	—	(18)	—	(50,057)	—	50,075	—
Cash dividends declared on common stock, $0.25 per share	—	—	—	(12,526)	—	—	(12,526)
Common stock issued at $30.91 per share for stock bonus	7	—	204	—	—	—	204
Balance, June 30, 2011	48,281	482	167,862	571,229	24,879	—	764,452
Net income	—	—	—	24,329	—	—	24,329
Translation adjustment, net of tax of ($2)	—	—	—	—	(18,096)	—	(18,096)
Stock options exercised	2	—	60	—	—	—	60
Stock compensation	—	—	4,076	—	—	—	4,076
Tax effect of options exercised	—	—	(1,515)	—	—	—	(1,515)
Repurchase of common stock	(120)	—	—	—	—	(3,133)	(3,133)
Retirement of common stock	—	(1)	—	(3,132)	—	3,133	—
Cash dividends declared on common stock, $0.25 per share	—	—	—	(11,810)	—	—	(11,810)
Balance, December 31, 2011	48,163	481	170,483	580,616	6,783	—	758,363
Net income	—	—	—	23,060	—	—	23,060
Translation adjustment, net of tax of $3	—	—	—	—	(2,725)	—	(2,725)
Stock options exercised	82	1	1,982	—	—	—	1,983
Stock compensation	—	—	5,005	—	—	—	5,005
Tax effect of options exercised	—	—	(56)	—	—	—	(56)
Shares issued from release of Restricted Stock Units	61	—	(1,023)	—	—	—	(1,023)
Cash dividends declared on common stock, $0.25 per share	—	—	—	(12,081)	—	—	(12,081)
Common stock issued at $33.71 per share for stock bonus	12	—	418	—	—	—	418
Balance, June 30, 2012	48,318	$482	$176,809	$591,595	$4,058	$—	$772,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months
	Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$23,060	$26,571
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on sale of assets	10	48
Depreciation and amortization	13,813	10,055
Impairment loss on assets held for sale	461	1,094
Deferred income taxes	(681)	(1,026)
Noncash compensation related to stock plans	5,300	2,377
Loss in equity method investment	—	82
Excess tax benefit of options exercised	(99)	4
Provision for doubtful accounts	225	179
Accrued interest earned from related party	—	(58)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(40,837)	(48,234)
Inventories	(47)	(12,404)
Trade accounts payable	10,694	(2,386)
Income taxes payable	4,462	7,890
Accrued profit sharing trust contributions	(2,085)	(2,611)
Accrued cash profit sharing and commissions	6,873	10,160
Other current assets	3,537	410
Accrued liabilities	(4,775)	3,215
Long-term liabilities	(250)	(42)
Accrued workers’ compensation	(613)	979
Other noncurrent assets	(2,168)	352
Net cash provided by (used in) operating activities	16,880	(3,345)

Cash flows from investing activities
Capital expenditures	(9,629)	(14,095)
Asset acquisitions, net of cash acquired	(56,044)	—
Proceeds from sale of property and equipment	6,958	3,156
Loans repaid by related parties	—	26
Net cash used in investing activities	(58,715)	(10,913)

Cash flows from financing activities
Repurchase of common stock	—	(50,075)
Debt and line of credit borrowings	2,146	—
Repayment of debt and line of credit borrowings	(954)	—
Debt issuance costs	(25)	—
Issuance of common stock	1,983	154
Excess tax benefit of options exercised	99	(4)
Dividends paid	(12,059)	(11,274)
Net cash used in financing activities	(8,810)	(61,199)

Effect of exchange rate changes on cash and cash equivalents	(453)	2,421

Net decrease in cash and cash equivalents	(51,098)	(73,036)
Cash and cash equivalents at beginning of period	213,817	335,049
Cash and cash equivalents at end of period	$162,719	$262,013

Noncash activity during the period
Noncash capital expenditures	$258	$1,587
Dividends declared but not paid	6,044	6,263
Issuance of Company’s common stock for compensation	418	204
Non-cash contingent consideration	786	—

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

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011

Net income available to common stockholders	$15,859	$19,493	$23,060	$26,571

Basic weighted average shares outstanding	48,340	49,404	48,307	49,753

Dilutive effect of potential common stock equivalents — stock options	79	52	71	56

Diluted weighted average shares outstanding	48,419	49,456	48,378	49,809

Earnings per common share:
Basic	$0.33	$0.39	$0.48	$0.53
Diluted	0.33	0.39	0.48	0.53

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	1,711	1,743	1,711	1,743

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

Under the 1994 Plan, the Company could grant incentive stock options and non-qualified stock options. The Company has, however, granted only non-qualified stock options under both the 1994 Plan and the 1995 Plan. The Company generally granted options under each of the 1994 Plan and the 1995 Plan once each year. The exercise price per share of each option granted in February 2011 under the 1994 Plan equaled the closing market price per share of the Company’s common stock as reported by the New York Stock Exchange on the day preceding the day that the Compensation and Leadership Development Committee of the Company’s Board of Directors met to approve the grant of the options. The exercise price per share under each option granted under the 1995 Plan was at the fair market value on the date specified in the 1995 Plan. Options vest and expire according to terms established at the grant date. Options granted under the 1994 Plan typically vest evenly over the requisite service period of four years and have a term of seven years. The vesting of options granted under the 1994 Plan will be accelerated if the grantee ceases to be employed by the Company after reaching age 60 or if there is a change in control of the Company. Options granted under the 1995 Plan were fully vested on the date of grant. Shares of common stock issued on exercise of stock options under the 1994 Plan and the 1995 Plan are registered under the Securities Act of 1933.

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

The following table represents the Company’s stock option and restricted stock unit activity for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Stock-based compensation expense recognized in operating expenses	$2,052	$845	$5,120	$2,293

Tax benefit of stock-based compensation expense in provision for income taxes	705	297	1,771	818

Stock-based compensation expense, net of tax	$1,347	$548	$3,349	$1,475

Fair value of shares vested	$1,895	$837	$5,005	$2,118

Proceeds to the Company from the exercise of stock-based compensation	$225	$—	$1,983	$154

Tax effect from exercise of stock-based compensation, including shortfall tax benefits	$(54)	$—	$(56)	$(39)

	At June 30,
	2012	2011

Stock-based compensation cost capitalized in inventory	$229	$108

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

As of June 30, 2012, the Company’s investments consisted of only United States Treasury securities and money market funds aggregating $51.3 million, which are the primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. All other financial assets and financial liabilities, including lines of credit, accounts receivable, accounts payable and accrued liabilities, are carried at cost, approximating fair value, based on Level 3 inputs.

Income Taxes

The Company uses an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in each interim period.

The following table presents the Company’s effective tax rates and income tax expense for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
(in thousands, except	June 30,		June 30,
percentage amounts)	2012	2011	2012	2011

Effective tax rate	41.7%	37.6%	43.5%	39.0%

Provision for income taxes	$11,347	$11,754	$17,719	$17,016

Acquisitions

In January 2012, the Company purchased all of the shares of S&P Clever Reinforcement Company AG and S&P Clever International AG, both companies incorporated under the laws of Switzerland (collectively, “S&P Clever”), for $58.1 million, subject to post-closing adjustments. S&P Clever manufactures and sells engineered materials to repair, strengthen and restore concrete and masonry construction and has operations in Switzerland, Germany, Portugal, Poland, The Netherlands and Austria. Payments under the purchase agreement include cash payments of $57.5 million and contingent consideration of $0.6 million payable over a three-year period if sales goals are met. As a result of the acquisition, the Company has increased its presence in the infrastructure, commercial and industrial construction market in Europe. The Company’s provisional measurement of assets acquired and liabilities assumed included cash and cash equivalents of $6.8 million, other current assets of $9.9 million, non-current assets of $54.2 million, current liabilities of $12.6 million and non-current liabilities of $0.2 million. Included in non-current assets is goodwill of $26.1 million, which was assigned to the European segment and is not deductible for tax purposes, and intangible assets of $15.0 million, which is deductible for tax purposes.

In March 2012, the Company purchased substantially all of the assets of CarbonWrap Solutions, L.L.C. (“CarbonWrap”) for $5.5 million, subject to post-closing adjustments. CarbonWrap develops fiber-reinforced polymer products primarily for infrastructure and transportation projects. Payments under the purchase agreement totaled $5.3 million in cash and contingent consideration of $0.2 million to be paid on resolution of specified post-closing contingencies to the principal officer of CarbonWrap, who is now employed by the Company. Goodwill of $3.6 million was assigned to the North American segment and is deductible for tax purposes.  Intangible assets were valued at $1.6 million and are subject to tax-deductible amortization.  Net tangible assets consisting of accounts receivable, inventory, equipment and prepaid expenses accounted for the balance of the purchase price.

Under the business combinations topic of the FASB ASC, the Company accounted for these acquisitions as business combinations and ascribed acquisition-date fair values to the acquired assets and assumed liabilities. Provisional fair value measurements were made in the first quarter of 2012 for acquired assets and assumed liabilities. Adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as information necessary to complete the analysis is obtained. Fair value of intangible assets was based on Level 3 inputs. The Company expects the measurement process for each acquisition to be finalized within a year of its date.

Pro-forma financial information is not presented as it would not be materially different from the information presented in the Condensed Consolidated Statements of Operations.

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

2.                                       Trade Accounts Receivable, Net

Trade accounts receivable consisted of the following:

	At June 30,		At December 31,
(in thousands)	2012	2011	2011

Trade accounts receivable	$123,531	$121,414	$78,642
Allowance for doubtful accounts	(1,343)	(1,500)	(991)
Allowance for sales discounts and returns	(2,069)	(1,939)	(1,231)
	$120,119	$117,975	$76,420

3.                                       Inventories

Inventories consisted of the following:

	At June 30,		At December 31,
(in thousands)	2012	2011	2011

Raw materials	$75,580	$66,016	$77,364
In-process products	21,594	19,885	21,357
Finished products	88,043	81,033	81,408
	$185,217	$166,934	$180,129

4.                                       Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:

	At June 30,		At December 31,
(in thousands)	2012	2011	2011

Land	$32,100	$29,459	$28,996
Buildings and site improvements	166,767	155,251	153,597
Leasehold improvements	4,852	3,737	3,820
Machinery and equipment	210,560	190,202	208,292
	414,279	378,649	394,705
Less accumulated depreciation and amortization	(210,431)	(198,461)	(201,540)
	203,848	180,188	193,165
Capital projects in progress	4,837	3,510	2,551
	$208,685	$183,698	$195,716

5.                                       Goodwill and Intangible Assets, Net

Goodwill was as follows:

	At June 30,		At December 31,
(in thousands)	2012	2011	2011
North America	$77,501	$41,887	$73,901
Europe	48,529	28,179	24,000
Asia/Pacific	1,953	2,045	1,948
Total	$127,983	$72,111	$99,849

Intangible assets, net, were as follows:

	At June 30, 2012
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$35,581	$(15,350)	$20,231
Europe	27,832	(6,534)	21,298
Total	$63,413	$(21,884)	$41,529

	At June 30, 2011
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
North America	$24,022	$(12,094)	$11,928
Europe	15,344	(5,221)	10,123
Total	$39,366	$(17,315)	$22,051

	At December 31, 2011
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
North America	$32,912	$(13,288)	$19,624
Europe	13,114	(4,882)	8,232
Total	$46,026	$(18,170)	$27,856

Intangible assets consist primarily of customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense for intangible assets during the three months ended June 30, 2012 and 2011, totaled $1.9 million and $1.1 million, respectively, and during the six months ended June 30, 2012 and 2011, totaled $3.7 million and $2.2 million, respectively.

At June 30, 2012, estimated future amortization of intangible assets was as follows:

(in thousands)
Final six months of 2012	$3,358
2013	6,590
2014	6,380
2015	5,621
2016	5,568
2017	3,800
Thereafter	10,212
$41,529

The changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2012, were as follows:

		Intangible
(in thousands)	Goodwill	Assets

Balance at December 31, 2011	$99,849	$27,856
Acquisitions	29,607	17,667
Amortization	—	(3,714)
Foreign exchange	(1,473)	(280)
Balance at June 30, 2012	$127,983	$41,529

6.                                       Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at June 30, 2012, was $206.3 million, including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles. The Company’s primary credit facility, a revolving line of credit with $200.0 million in available credit, charges interest at LIBOR plus 0.27% (at June 30, 2012, LIBOR plus 0.27% was 0.52%), expires in October 2012, and has commitment fees payable at the annual rate of 0.08% on the unused portion of the facility. The borrowing capacity of other revolving credit lines and a term note totaled $10.8 million at June 30, 2012. The other revolving credit lines and term note charge interest ranging from 1.5% to 7.25% have maturity dates from December 2012 to September 2020 and total outstanding balances of $4.8 million at June 30, 2012. There were no outstanding balances due on June 30, 2011, and December 31, 2011. The Company was in compliance with its financial covenants at June 30, 2012.

On July 27, 2012, the Company entered into an unsecured credit agreement with a syndicate of banks providing for a revolving credit facility of $300.0 million and terminated the $200.0 million revolving line of credit. See Note 10.

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

Corrosion, hydrogen embrittlement, cracking, material hardness, wood pressure-treating chemicals, misinstallations, misuse, design and assembly flaws, manufacturing defects, environmental conditions or other factors can contribute to failure of fasteners, connectors, tools, anchors, adhesives and other products.  On occasion, some of the fasteners and connectors that the Company sells have failed, although the Company has not incurred any material liability resulting from those failures.  The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions.  The Company subjects its products to extensive testing, with results and conclusions published in Company catalogues and on its websites.

Pending Claims

Four lawsuits (the “Cases”) have been filed against the Company in the Hawaii First Circuit Court: Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4”).  Case 1 was filed on November 18, 2009.  Cases 2 and 3 were originally filed on June 30, 2009.  Case 4 was filed on August 19, 2009.  The Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage.  Case 1 is a putative class action brought by the owners of allegedly affected Ocean Pointe houses.  Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new representative plaintiff.  Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments.  Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products.  Case 4 is a putative class action brought, like Case 1, by owners of allegedly affected Ocean Pointe homes.  In Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, has brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are actually the fault of the Company.  None of the Cases alleges a specific amount of damages sought, although each of the Cases seeks compensatory damages, and Case 1 seeks punitive damages. Cases 1 and 4 have been consolidated. The Company is currently investigating the facts underlying the claims asserted in the Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed.  At this time, the likelihood that the Company will be found liable for any property damage allegedly suffered and the extent of such liability, if any, are unknown.  Management believes the Cases may not be resolved for an extended period.  The Company intends to defend itself vigorously in connection with the Cases.

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

The following table summarizes the Company’s unvested restricted stock unit activity for the six months ended June 30, 2012:

			Aggregate
		Weighted-	Intrinsic
	Shares	Average	Value *
Unvested Restricted Stock Units (RSUs)	(in thousands)	Price	(in thousands)

Outstanding at January 1, 2012	—	$—
Awarded	361	33.23
Vested	(93)	33.23
Forfeited	(1)	33.23
Outstanding at June 30, 2012	267	$33.23	$7,867
Outstanding and expected to vest at June 30, 2012	259	$33.23	$7,634

*  The intrinsic value is calculated using the closing price per share of $29.51 as reported by the New York Stock Exchange on June 29, 2012.

The total intrinsic value of restricted stock units vested during the six months ended June 30, 2012, was $3.1 million, based on the market value on the award date.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on historical volatilities of the Company’s common stock measured monthly over a term that is equivalent to the expected life of the award. The expected term of each award is estimated based on the Company’s prior exercise experience and future expectations of the exercise and termination behavior of the grantees. The risk-free rate is based on the yield of United States Treasury zero-coupon bonds with maturities comparable to the expected life in effect at the time of grant. The dividend yield is based on the expected dividend yield on the grant date.

No stock options were granted in 2012.

Black-Scholes option pricing model assumptions for stock options granted in 2011 are as follows:

Number		Risk-					Weighted
of Options		Free					Average
Granted	Grant	Interest	Dividend	Expected			Fair
(in thousands)	Date	Rate	Yield	Life	Volatility	Exercise Price	Value

1994 Plan
1,362	02/03/11	2.62%	1.75%	6.2 years	39.0%	$29.66 to $32.63	$10.33

1995 Plan
30	02/15/11	2.92%	1.76%	6.6 years	38.0%	$29.58	$10.49

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2012:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value *
Non-Qualified Stock Options	(in thousands)	Price	Life (in years)	(in thousands)

Outstanding at January 1, 2012	2,134	$31.15
Exercised	(82)	24.12
Forfeited	(24)	35.97
Outstanding at June 30, 2012	2,028	$31.38	4.3	$1,041
Outstanding and expected to vest at June 30, 2012	1,985	$31.43	4.3	$1,024
Exercisable at June 30, 2012	1,027	$33.44	3.2	$655

*  The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the stock option, using the closing price per share of $29.51 as reported by the New York Stock Exchange on June 29, 2012.

The total intrinsic value of stock options exercised during the six months ended June 30, 2012 and 2011, was $0.7 million and $40 thousand, respectively.

A summary of the status of unvested stock options as of June 30, 2012, and changes during the six months ended June 30, 2012, are presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Stock Options	(in thousands)	Fair Value

Unvested at January 1, 2012	1,242	$10.11
Vested	(238)	9.84
Forfeited	(3)	10.33
Unvested at June 30, 2012	1,001	$10.17

As of June 30, 2012, $22.0 million of total unrecognized compensation cost was related to unvested stock-based compensation arrangements under the 2011 Incentive Plan. The portions of this cost related to stock options, and restricted stock units awarded through January 2012, are expected to be recognized over a weighted-average period of 2.6 years.

9.                                       Segment Information

The Company is organized into three reportable segments. The segments are defined by the regions where the Company’s products are manufactured, marketed and distributed to the Company’s customers. The three regional segments are the North American segment, comprising primarily the United States and Canada, the European segment, and the Asia/Pacific segment, comprising the Company’s operations in China, Hong Kong, the South Pacific and the Middle East. These segments are similar in several ways, including the types of materials, the production processes, the distribution channels and the product applications.

The following table illustrates certain measurements used by management to assess the performance as of or for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Net Sales
North America	$144,532	$139,112	$272,500	$243,734
Europe	34,120	35,648	62,356	61,446
Asia/Pacific	2,735	2,815	5,107	4,692
Administrative and all other	316	237	474	476
Total	$181,703	$177,812	$340,437	$310,348

Sales to Other Segments*
North America	$1,442	$1,490	$2,814	$2,812
Europe	19	169	153	250
Asia/Pacific	4,573	2,044	8,297	4,155
Total	$6,034	$3,703	$11,264	$7,217

Income (Loss) from Operations
North America	$26,583	$30,793	$44,456	$45,843
Europe	2,088	2,650	(284)	1,196
Asia/Pacific	(163)	(552)	(817)	(1,265)
Administrative and all other	(1,360)	(1,683)	(2,699)	(2,284)
Total	$27,148	$31,208	$40,656	$43,490

* The sales to other segments are eliminated on consolidation.

			At
	At June 30,		December 31,
(in thousands)	2012	2011	2011
Total Assets
North America	$557,502	$595,842	$540,082
Europe	204,864	140,572	180,016
Asia/Pacific	31,734	25,461	29,306
Administrative and all other	84,805	102,700	86,683
Total	$878,905	$864,575	$836,087

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $82.6 million, $191.5 million, and $68.5 million, as of June 30, 2012 and 2011, and December 31, 2011, respectively.

10.                                 Subsequent Events

In July 2012, the Company’s Board of Directors declared a cash dividend of $0.125 per share, estimated to total $6.0 million, to be paid on October 25, 2012, to stockholders of record on October 4, 2012.

On July 27, 2012, the Company entered into an unsecured credit agreement with a syndicate of banks providing for a 5-year revolving credit facility of $300.0 million. The Company has the ability to increase the amount available under the credit agreement by an additional $200.0 million, to a maximum of $500.0 million, by obtaining additional commitments from existing lenders or new lenders and satisfying certain other conditions. The Company is required to pay an annual facility fee of 0.15% to 0.30% on the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. Amounts borrowed under the credit agreement will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR01screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of from 0.60% to 1.45%, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.00% to 0.45%, as determined on a quarterly basis based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate.  The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spreads described above, and will pay market-based fees for commercial letters of credit. Loans outstanding under the credit agreement may be prepaid at any time without penalty except for LIBOR Rate breakage costs and expenses.  The Company is also required to pay customary fees as specified in a separate fee agreement between the Company and Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as the agent under the credit agreement.

In connection with the closing of the new credit agreement, the Company terminated its existing credit agreement dated October 10, 2007, among the Company, the lenders party thereto, Wells Fargo as agent, and Simpson Strong-Tie Company Inc., and Simpson Strong-Tie International, Inc., as guarantors thereunder.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months and six months ended June 30, 2012. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended June 30, 2012, Compared with the Three Months Ended June 30, 2011

Income from operations decreased 13.0% from $31.2 million in the second quarter of 2011 to $27.1 million in the second quarter of 2012. The following table illustrates the differences in the Company’s operating results in the three months ended June 30, 2012, from the three months ended June 30, 2011, and the increases or decreases for each category by segment.

	Three					Three
	Months					Months
	Ended	Increase (Decrease) in Operating Segment				Ended
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2011	America	Europe	Pacific	All Other	2012

Net sales	$177,812	$5,420	$(1,528)	$(80)	$79	$181,703
Cost of sales	94,313	7,498	(2,681)	(4)	(569)	98,557
Gross profit	83,499	(2,078)	1,153	(76)	648	83,146

Research and development and other engineering expense	6,945	2,249	(42)	(109)	—	9,043
Selling expense	19,819	122	(305)	237	8	19,881
General and administrative expense	25,454	(241)	2,155	(598)	317	27,087
Loss (gain) on sale of assets	73	2	(94)	6	—	(13)
Income from operations	31,208	(4,210)	(561)	388	323	27,148

Loss in equity method investment, before tax	(69)	69	—	—	—	—
Interest income, net	108	(91)	8	24	9	58
Income before income taxes	31,247	(4,232)	(553)	412	332	27,206

Provision for income taxes	11,754	(1,262)	(348)	223	980	11,347
Net income	$19,493	$(2,970)	$(205)	$189	$(648)	$15,859

The following table represents net sales by segment for the three months ended June 30, 2011 and 2012:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended:
June 30, 2011	$139,112	$35,648	$2,815	$237	$177,812
June 30, 2012	144,532	34,120	2,735	316	181,703
Increase (decrease)	5,420	(1,528)	(80)	79	3,891
Percentage increase (decrease)	3.9%	(4.3)%	(2.9)%	33.3%	2.2%

The Admin & All Other column primarily includes expenses such as self-insured workers compensation claims, if any, for certain members of management, stock compensation for certain members of management, interest expense, foreign exchange gains or losses and income tax expense, as well as revenues and expenses related to real estate activities, such as rental income and depreciation expense on the Company’s facility in Vacaville, California, which the Company has leased to a third party for a 10-year term expiring in August 2020.

For the second quarter of 2012, net sales increased 2.2% to $181.7 million compared to net sales of $177.8 million for the second quarter of 2011. The Company had net income of $15.9 million for the second quarter of 2012 compared to net income of $19.5 million for the second quarter of 2011. Diluted net income per common share was $0.33 for the second quarter of 2012 compared to diluted net income of $0.39 per common share for the second quarter of 2011.

The increase in the Company’s second quarter 2012 sales was due to $9.7 million in sales from acquisitions.  Excluding sales from acquisitions, the Company’s second quarter 2012 sales decreased. In the second quarter of 2012, sales increased in North America, with a 4.6% increase in the United States, due in part to recent acquisitions and a slight increase in Canada. Sales in Europe decreased in the second quarter of 2012, particularly in France which was down 20.8%, but partly offset by sales from the recent European acquisition.  The decrease in sales was primarily due to the European financial crisis which negatively affected sales volumes. Effects of foreign currency translation were not significant. Sales to contractor distributors and lumber dealers increased in the second quarter of 2012, compared to the second quarter of 2011, while sales to dealer distributors were flat. Sales to home centers decreased 6.0% in the second quarter of 2012, compared to the second quarter of 2011, but sales to our largest customer increased 12.2% for the same periods. Wood construction product sales, including connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% of total Company sales in the second quarter of 2012, down from 90% in the second quarter of 2011. Concrete construction product sales, including adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, as a percentage of total sales increased to 15% in the second quarter of 2012, from 10% in the second quarter of 2011. The majority of sales from recent acquisitions were attributed to the European acquisition, and mostly in concrete construction products.

The following table represents gross profit by segment for the three months ended June 30, 2011 and 2012:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended:
June 30, 2011	$71,784	$11,576	$415	$(276)	$83,499
June 30, 2012	69,707	12,729	339	371	83,146
Increase (decrease)	(2,077)	1,153	(76)	647	(353)
Percentage increase (decrease)	(2.9)%	10.0%	(18.3)%	234.4%	(0.4)%

Gross profit decreased slightly from $83.5 million in the second quarter of 2011 to $83.1 million in the second quarter of 2012. As a percentage of net sales, gross profit decreased from 47.0% in the second quarter of 2011 to 45.8% in the second quarter of 2012.  The North American gross profit margin decreased from 51.6% in the second quarter of 2011 to 48.2% in the second quarter of 2012, as a result of higher material and labor costs, and increased concrete construction product sales, which have a lower gross margin than wood construction product sales and competitive price pressure.  The European gross profit margin increased to 37.3% in the second quarter of 2012 from 32.5% in the second quarter of 2011, primarily due to lower material and labor costs and the recent European acquisition. Steel prices increased slightly in the second quarter. Due to a number of factors that could affect supply, the Company is uncertain of steel pricing through the second half of 2012.

Unless otherwise noted, changes in operating expenses were mostly attributable to the North American segment. Research and development and engineering expense increased 30.2% from $6.9 million in the second quarter of 2011 to $9.0 million in the second quarter of 2012.  The increase in research and development expense included an increase of $1.5 million for truss software development costs and personnel costs of $0.6 million resulting from additional employees, partly due to the recent North American acquisitions, and a pay rate increase. Selling expense increased 0.3% from $19.8 million in the second quarter of 2011 to $19.9 million in the second quarter of 2012. The slight increase in selling costs was primarily due to increases in personnel costs of $0.7 million, due mostly to the recent North American acquisitions, additional employees and increased pay rates, and to equity-based compensation charges of $0.4 million.  The increases were offset by a reduction in cash profit sharing of $0.5 million due to lower operating income and a reduction in promotional costs of $0.5 million. General and administrative expense increased 6.4% from $25.5 million in the second quarter of 2011 to $27.1 million in the second quarter of 2012. Personnel costs increased $1.1 million primarily due to the recent European acquisition, additional employees and increased pay rates.  Depreciation and amortization expense increased $1.4 million primarily due to recent acquisitions in both North America and Europe. The remaining increases in general and administrative expenses included $0.5 million in equity-based compensation charges, $0.6 million reduction in foreign currency gains, primarily in the European segment, and $0.3 million in bad debt expense.  These increases were partly offset by reductions in cash profit sharing of $1.5 million due to lower operating income and an impairment charge of $1.1 million taken in the prior year related to real estate in North America that was sold in the first quarter of 2012.

The effective tax rate increased from 37.6% in the second quarter of 2011 to 41.7% in the second quarter of 2012, primarily due to valuation allowances taken on certain foreign losses.

Results of Operations for the Six Months Ended June 30, 2012, Compared with the Six Months Ended June 30, 2011

Income from operations decreased 6.5% from $43.5 million in the first half of 2011 to $40.7 million in the first half of 2012. The following table illustrates the differences in the Company’s operating results in the six months ended June 30, 2012, from the six months ended June 30, 2011, and the increases or decreases for each category by segment.

	Six					Six
	Months					Months
	Ended	Increase (Decrease) in Operating Segment				Ended
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2011	America	Europe	Pacific	All Other	2012

Net sales	$310,348	$28,766	$910	$414	$(1)	$340,437
Cost of sales	169,900	19,493	(1,277)	304	(534)	187,886
Gross profit	140,448	9,273	2,187	110	533	152,551

Research and development and other engineering expense	12,939	5,293	(13)	21	—	18,240
Selling expense	36,895	2,918	27	445	29	40,314
General and administrative expense	47,076	2,363	3,745	(801)	948	53,331
Loss on sale of assets	48	57	(93)	(2)	—	10
Income from operations	43,490	(1,358)	(1,479)	447	(444)	40,656

Loss in equity method investment, before tax	(82)	82	—	—	—	—
Interest income, net	179	(67)	24	31	(44)	123
Income before income taxes	43,587	(1,343)	(1,455)	478	(488)	40,779

Provision for income taxes	17,016	617	(286)	269	103	17,719
Net income	$26,571	$(1,960)	$(1,169)	$209	$(591)	$23,060

The following table represents net sales by segment for the six months ended June 30, 2011 and 2012:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Six months ended:
June 30, 2011	$243,734	$61,446	$4,693	$475	$310,348
June 30, 2012	272,500	62,356	5,107	474	340,437
Increase (decrease)	28,766	910	414	(1)	30,089
Percentage increase (decrease)	11.8%	1.5%	8.8%	(0.2)%	9.7%

In the first half of 2012, net sales increased 9.7% to $340.4 million compared to net sales of $310.3 million for the first half of 2011 due in part to recent acquisitions. The Company had net income of $23.1 million for the first half of 2012 compared to net income of $26.6 million for the first half of 2011. Diluted net income per common share was $0.48 for the first half of 2012 compared to diluted net income of $0.53 per common share for the first half of 2011.

Sales in North America for the first half of 2012 increased, with an above-average increase in the United States, primarily due to increases in volume and partly to recent acquisitions. Sales in the first half of 2012 in Europe increased slightly, due to the recent European acquisition. Foreign currency translation effects were not significant. Sales to contractor distributors, dealer distributors and lumber dealers increased in the first half of 2012 as compared to the same period in 2011, while sales to home centers decreased slightly.  Wood construction product sales represented 86% of total Company sales in the first half of 2012, down from 89% in the first half of 2011. Concrete product sales represented 14% of total sales in the first half of 2012 up from 11% in the first half of 2011, with increases in all geographic segments. Acquisitions made since December 2011 contributed $14.6 million to sales in the first half of 2012, with the majority attributed to the European acquisition, and mostly in concrete construction products.

The following table represents gross profit by segment for the six months ended June 30, 2011 and 2012:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Six months ended:
June 30, 2011	$120,260	$19,667	$639	$(118)	$140,448
June 30, 2012	129,533	21,854	749	415	152,551
Increase	9,273	2,187	110	533	12,103
Percentage increase	7.7%	11.1%	17.3%	451.7%	8.6%

Gross profit increased to $152.6 million in the first half of 2012 from $140.4 million in the first half of 2011. As a percentage of net sales, gross profit decreased from 45.3% in the first half of 2011 to 44.8% in the first half of 2012.  The North American segment gross profit margin decreased from 49.3% in the first half of 2011 to 47.5% in the first half of 2012, primarily due to higher material and labor costs, partly offset by lower factory overhead and increased absorption of fixed overhead, while the gross profit margin for the European segment increased to 35.3% in the first half of 2012 from 32.0% in the first half of 2011, primarily due to lower material and labor costs, partly offset by higher factory overhead costs.

Unless otherwise noted, changes in operating expenses were mostly attributable to the North American segment. Research and development and engineering expense increased 41.0% from $12.9 million in the first half of 2011 to $18.2 million in the first half of 2012.  The increase in research and development expense included increases in professional fees of $3.8 million, primarily due to truss software development costs, and personnel costs of $1.2 million resulting from additional employees and a pay rate increase. Selling expense increased 9.3% from $36.9 million in the first half of 2011 to $40.3 million in the first half of 2012. The increase in selling costs was primarily due to increases in personnel costs of $2.2 million, resulting from the recent North American acquisitions, additional employees and increased pay rates, and increased equity-based compensation of $0.8 million. General and administrative expense increased 13.3% from $47.1 million in the first half of 2011 to $53.3 million in the first half of 2012. Personnel costs increased $2.3 million primarily due to the recent European acquisition, additional employees and an increase in pay rates.  Depreciation and amortization expense increased $3.0 million primarily due to recent acquisitions in both North America and Europe. The remaining increases in general and administrative expenses included $1.0 million in equity-based compensation, $0.6 million reduction in foreign currency gains, $0.3 million in computer hardware and license fees, $0.3 million in professional fees due to the recent European acquisition and $0.2 million in insurance premiums.  These increases were partly offset by a reduction in cash profit sharing of $1.0 million due to lower operating income and a decrease in impairment charges of $0.6 million related to real estate in North America that was sold in the first quarter of 2012.

The effective tax rate increased from 39.0% in the first half of 2011 to 43.5% in the first half of 2012, primarily due to $2.3 million in non-deductible acquisition costs, as well as valuation allowances taken on certain foreign losses.

Liquidity and Sources of Capital

As of June 30, 2012, working capital was $394.7 million as compared to $480.5 million at June 30, 2011, and $430.5 million at December 31, 2011. The decrease in working capital from December 31, 2011, was primarily due to decreases in cash and cash equivalents of $51.1 million and assets held for sale of $6.8 million, and increases in trade accounts payable of $12.8 million, accrued cash profit sharing of $6.9 million, accrued liabilities of $5.3 million, current portion of notes payable of $4.8 million, and income taxes payable of $1.4 million. The decrease in cash and cash equivalents was primarily due to the recent European acquisition for $50.7 million, net of cash received of $6.8 million, and the recent North American acquisition for $5.3 million, net of contingent consideration of $0.2 million, partly offset by the sale of real estate in North America for $6.4 million, net of closing costs, which also accounted for the decrease in assets held for sale. The increase in trade accounts payable was primarily due to purchases of raw materials, which replaced stocks converted into finished goods, while the increase to accrued cash profit sharing and accrued income taxes payable was due to higher operating profits in the second quarter of 2012, compared to the fourth quarter of 2011.  The increase in accrued liabilities was primarily due to the recent European acquisition and the acquisition of a Canadian truss plate customer list. The increase in notes payable was attributable to the recent European acquisition and was for purchasing raw materials during the first half of 2012. These decreases in working capital from December 31, 2011, were partly offset by an increase in net trade accounts receivable of $43.7 million, an increase in inventory of $5.1 million, an increase in other current assets of $1.4 million and a decrease in accrued cash profit sharing trust of $2.1 million.  The increase in net trade accounts receivable was primarily due to seasonal increases in net sales during the second quarter of 2012 compared to the fourth quarter of 2011.  The increase in inventories was primarily due to the recent European acquisition.  The decrease in accrued profit sharing trust was due to the 2011 contribution being paid in the first quarter 2012, compared to the 2010 contribution being paid in the third quarter of 2011. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts, none of which was individually material. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $23.1 million and noncash expenses, primarily charges for depreciation, amortization, stock-based compensation and impairment of assets held for sale totaling $19.6 million, resulted in net cash provided by operating activities of $16.9 million.  As of June 30, 2012, the Company had unused credit facilities available of $206.3 million, including a $200.0 million credit facility.

The Company’s investing activities used cash of $58.7 million due to the recent European acquisition for $50.7 million, net of contingent consideration of $0.6 million, and cash received of $6.8 million, the recent North American acquisition for $5.3 million, net of contingent consideration of $0.2 million, and capital expenditures of $9.6 million. The cash paid for these acquisitions and for capital assets was partly offset by the proceeds of the sale of North American real estate and other asset sales of $7.0 million. The Company’s capital expenditures were primarily due to the continued construction of a manufacturing facility in Germany and improvement of various facilities in France and the United States.  The Company estimates that its full-year capital spending will be between $28.0 million and $30.0 million in 2012.

The Company’s financing activities used net cash of $8.8 million. The payment of cash dividends in the amount of $12.0 million was the primary use of cash. Cash was provided from the issuance of the Company’s common stock through the exercise of stock options totaling $2.0 million. In July 2012, the Company’s Board of Directors declared a cash dividend of $0.125 per share, estimated to total $6.0 million, to be paid on October 25, 2012, to stockholders of record on October 4, 2012. The Company borrowed $2.1 million from its lines of credit during the first half of 2012, primarily for raw material purchases attributable to the recent European acquisition. During the same period, $1.0 million of the borrowings on the credit facilities were repaid. The Company has $50.0 million remaining of its common stock repurchase authorization for 2012.

The Company believes that cash generated by operations and borrowings available under its credit facility will be sufficient for the Company’s working capital needs and planned capital expenditures for the next 12 months. Depending, however, on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing, which may not be available on reasonable terms, or at all. On July 27, 2012, the $200.0 million unsecured credit agreement was replaced by an unsecured credit agreement with a syndicate of banks providing for a revolving credit facility of $300 million, which will expire in July 2017.

A significant portion of the cash held by the Company is in foreign currencies. Cash held in foreign currencies could be subject to additional taxation if it were repatriated to the United States. The Company has no plans to repatriate cash and cash equivalents held outside the United States, as it is expected to be used to fund future international growth and acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country or currency where the Company has operations, the change in net income would not be material to the Company’s operations as a whole. The translation adjustment resulted in decreases in accumulated other comprehensive income of $10.0 million and $2.7 million for the three and six months ended June 30, 2012. The translation adjustment in the second quarter of 2012 was primarily due to the effect of a strengthening United States dollar in relation to all currencies. The translation adjustment in the first half of 2012 was primarily due to the effect of the strengthening of the United States dollar in relation to European currencies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2012, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of that date and that the Company’s disclosure controls and procedures at that date were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2012, the Company made no changes to its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new representative plaintiff.  Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments.  Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products.  Case 4 is a putative class action brought, like Case 1, by owners of allegedly affected Ocean Pointe homes.  In Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, has brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are actually the fault of the Company.  None of the Cases alleges a specific amount of damages sought, although each of the Cases seeks compensatory damages, and Case 1 seeks punitive damages.  Cases 1 and 4 have been consolidated. On July 13, 2012, the Court denied, without prejudice, the homeowner plaintiffs’ motion to certify their lawsuits as a class action. The Company is currently investigating the facts underlying the claims asserted in the Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed.  At this time, the likelihood that the Company will be found liable for any property damage allegedly suffered and the extent of such liability, if any, are unknown.  Management believes the Cases may not be resolved for an extended period.  The Company intends to defend itself vigorously in connection with the Cases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2012, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $100.0 million repurchase authorization from February 2011. The authorization will remain in effect through the end of 2012. There were no purchases by the Company during the second quarter of 2012.

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

10.3

Simpson Manufacturing Co., Inc. Executive Officer Cash Profit Sharing Plan, as amended through February 25, 2008, is incorporated by reference to Exhibit 10.4 of Simpson Manufacturing Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.4

Credit Agreement, dated as of July 27, 2012, among Simpson Manufacturing Co., Inc. as Borrower, the Lenders party thereto, Wells Fargo Bank, National Association, in its separate capacities as Swing Line Lender and L/C issuer and as Administrative Agent, and Simpson Strong-Tie Company

Inc., and Simpson Strong-Tie International, Inc. as Guarantors, is incorporated by reference to Exhibit 10.1 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated August 1, 2012.

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

101

Financial statements from the quarterly report on Form 10-Q of Simpson Manufacturing Co., Inc. for the quarter ended June 30, 2012, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 8, 2012	By	/s/Brian Magstadt
Brian Magstadt
Chief Financial Officer
(principal accounting and financial officer)