Form 10-Q
period 2012-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2012-11-06
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of September 30, 2012:  48,326,901

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	September 30,		December 31,
	2012	2011	2011

ASSETS
Current assets
Cash and cash equivalents	$187,471	$265,162	$213,817
Trade accounts receivable, net	108,425	98,032	76,420
Inventories	172,021	172,142	180,129
Deferred income taxes	12,302	12,117	11,774
Assets held for sale	—	6,792	6,793
Other current assets	11,890	9,598	13,131
Total current assets	492,109	563,843	502,064

Property, plant and equipment, net	211,132	191,016	195,716
Goodwill	128,812	69,688	99,849
Intangible assets, net	40,075	20,252	27,856
Other noncurrent assets	6,868	10,670	10,602
Total assets	$878,996	$855,469	$836,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and notes payable	$193	$—	$—
Trade accounts payable	24,225	27,739	22,034
Accrued liabilities	44,807	36,314	36,156
Income taxes payable	1,007	1,251	—
Accrued profit sharing trust contributions	4,003	3,560	4,477
Accrued cash profit sharing and commissions	8,911	11,867	3,446
Accrued workers’ compensation	4,880	5,455	5,474
Total current liabilities	88,026	86,186	71,587

Long-term liabilities	4,810	7,001	6,137
Total liabilities	92,836	93,187	77,724

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, at par value	482	481	481
Additional paid-in capital	178,962	169,117	170,483
Retained earnings	598,533	581,672	580,616
Accumulated other comprehensive income	8,183	11,012	6,783
Total stockholders’ equity	786,160	762,282	758,363
Total liabilities and stockholders’ equity	$878,996	$855,469	$836,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per-share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$172,113	$162,366	$512,550	$472,713
Cost of sales	96,390	86,919	284,276	256,819
Gross profit	75,723	75,447	228,274	215,894

Operating expenses:
Research and development and other engineering	8,916	6,804	27,156	19,743
Selling	20,941	18,633	61,255	55,527
General and administrative	23,843	25,174	77,174	72,250
Loss (gain) on sale of assets	33	(46)	42	1
	53,733	50,565	165,627	147,521

Income from operations	21,990	24,882	62,647	68,373

Gain in equity method investment, before tax	—	4,471	—	4,389
Interest income, net	55	79	177	258

Income before taxes	22,045	29,432	62,824	73,020

Provision for income taxes	9,069	10,052	26,788	27,069

Net income	$12,976	$19,380	$36,036	$45,951

Earnings per common share:

Basic	$0.27	$0.40	$0.75	$0.93
Diluted	$0.27	$0.40	$0.74	$0.93

Number of shares outstanding
Basic	48,346	48,253	48,322	49,247
Diluted	48,390	48,288	48,385	49,296

Cash dividends declared per common share	$0.125	$0.125	$0.375	$0.375

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net Income	$12,976	$19,380	$36,036	$45,951

Other comprehensive income
Translation adjustment, net of tax benefit of $28, $3, $31 and $4, respectively	4,125	(13,867)	1,400	(3,615)

Comprehensive income	$17,101	$5,513	$37,436	$42,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the nine months ended September 30, 2011 and 2012 and for the three months ended December 31, 2011

(In thousands except per-share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2011	50,096	$500	$165,425	$607,241	$14,627	$—	$787,793
Net income	—	—	—	45,951	—	—	45,951
Translation adjustment	—	—	—	—	(3,615)	—	(3,615)
Stock options exercised	6	—	154	—	—	—	154
Stock compensation	—	—	3,405	—	—	—	3,405
Tax effect of options exercised	—	—	(71)	—	—	—	(71)
Repurchase of common stock	(1,948)	—	—	—	—	(53,208)	(53,208)
Retirement of common stock	—	(19)	—	(53,189)	—	53,208	—
Cash dividends declared on common stock, $0.375 per share	—	—	—	(18,331)	—	—	(18,331)
Common stock issued at $30.91 per share for stock bonus	7	—	204	—	—	—	204
Balance, September 30, 2011	48,161	481	169,117	581,672	11,012	—	762,282
Net income	—	—	—	4,949	—	—	4,949
Translation adjustment	—	—	—	—	(4,229)	—	(4,229)
Stock options exercised	2	—	60	—	—	—	60
Stock compensation	—	—	2,789	—	—	—	2,789
Tax effect of options exercised	—	—	(1,483)	—	—	—	(1,483)
Cash dividends declared on common stock, $0.125 per share	—	—	—	(6,005)	—	—	(6,005)
Balance, December 31, 2011	48,163	481	170,483	580,616	6,783	—	758,363
Net income	—	—	—	36,036	—	—	36,036
Translation adjustment	—	—	—	—	1,400	—	1,400
Stock options exercised	90	1	2,183	—	—	—	2,184
Stock compensation	—	—	7,048	—	—	—	7,048
Tax effect of options exercised	—	—	(60)	—	—	—	(60)
Shares issued from release of Restricted Stock Units	62	—	(1,110)	—	—	—	(1,110)
Cash dividends declared on common stock, $0.375 per share	—	—	—	(18,119)	—	—	(18,119)
Common stock issued at $33.71 per share for stock bonus	12	—	418	—	—	—	418
Balance, September 30, 2012	48,327	$482	$178,962	$598,533	$8,183	$—	$786,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months
	Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$36,036	$45,951
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of assets	42	1
Depreciation and amortization	20,744	14,988
Impairment loss on assets held for sale	461	1,094
Deferred income taxes	(500)	(1,049)
Noncash compensation related to stock plans	7,364	3,812
Income in equity method investment	—	(4,389)
Excess tax benefit of options exercised	(99)	4
Provision for doubtful accounts	470	249
Accrued interest earned from related party	—	(58)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(28,630)	(30,174)
Inventories	14,067	(19,778)
Trade accounts payable	(381)	(4,211)
Income taxes payable	3,731	5,755
Accrued profit sharing trust contributions	(488)	(2,017)
Accrued cash profit sharing and commissions	5,458	9,068
Other current assets	3,686	(220)
Accrued liabilities	(791)	3,856
Long-term liabilities	(1,159)	(302)
Accrued workers’ compensation	(595)	771
Other noncurrent assets	(2,723)	729
Net cash provided by operating activities	56,693	24,080

Cash flows from investing activities
Capital expenditures	(16,128)	(23,515)
Asset acquisitions, net of cash acquired	(56,003)	—
Proceeds from sale of property and equipment	6,937	3,205
Loans repaid by related parties	1,698	552
Net cash used in investing activities	(63,496)	(19,758)

Cash flows from financing activities
Repurchase of common stock	—	(53,208)
Debt and line of credit borrowings	2,156	—
Repayment of debt and line of credit borrowings	(5,655)	—
Debt issuance costs	(1,408)	—
Issuance of common stock	2,184	154
Excess tax benefit of options exercised	99	(4)
Dividends paid	(18,099)	(17,309)
Net cash used in financing activities	(20,723)	(70,367)

Effect of exchange rate changes on cash and cash equivalents	1,180	(3,842)

Net decrease in cash and cash equivalents	(26,346)	(69,887)
Cash and cash equivalents at beginning of period	213,817	335,049
Cash and cash equivalents at end of period	$187,471	$265,162

Noncash activity during the period
Noncash capital expenditures	$520	$3,251
Dividends declared but not paid	6,040	5,805
Issuance of Company’s common stock for compensation	418	204
Non-cash contingent consideration	786	—

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

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011

Net income available to common stockholders	$12,976	$19,380	$36,036	$45,951

Basic weighted average shares outstanding	48,346	48,253	48,322	49,247

Dilutive effect of potential common stock equivalents — stock options	44	35	63	49

Diluted weighted average shares outstanding	48,390	48,288	48,385	49,296

Earnings per common share:
Basic	$0.27	$0.40	$0.75	$0.93
Diluted	0.27	0.40	0.74	0.93

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	1,709	1,752	1,714	1,746

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

The following table represents the Company’s stock option and restricted stock unit activity for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Stock-based compensation expense recognized in operating expenses	$1,966	$1,230	$7,086	$3,524

Tax benefit of stock-based compensation expense in provision for income taxes	691	449	2,462	1,267

Stock-based compensation expense, net of tax	$1,275	$781	$4,624	$2,257

Fair value of shares vested	$2,043	$1,287	$7,048	$3,405

Proceeds to the Company from the exercise of stock-based compensation	$201	$—	$2,184	$154

Tax effect from exercise of stock-based compensation, including shortfall tax benefits	$(4)	$—	$(60)	$(71)

	At September 30,
	2012	2011

Stock-based compensation cost capitalized in inventory	$354	$166

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

As of September 30, 2012, the Company’s investments consisted of only United States Treasury securities and money market funds aggregating $85.2 million, which are the primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. The carrying amounts of trade receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s line of credit is classified as Level 2 within the fair value hierarchy and is calculated based on borrowings with similar maturities, current remaining average life to maturity and current market conditions.

Income Taxes

The Company uses an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in each interim period. The effective tax rate increases from the third quarter of 2011 to the third quarter of 2012 and the first nine months of 2011 to the first nine months of 2012 were primarily due to 2012 valuation allowances taken on foreign losses, primarily in the European segment and non-deductible acquisition costs. In 2011 release of valuation allowances related to the disposal of the North America segment’s Keymark equity investment led to the lower effective tax rate.

The following table presents the Company’s effective tax rates and income tax expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
(in thousands, except	September 30,		September 30,
percentage amounts)	2012	2011	2012	2011

Effective tax rate	41.4%	34.2%	42.6%	37.1%

Provision for income taxes	$9,069	$10,052	$26,788	$27,069

Acquisitions

In January 2012, the Company purchased all of the shares of S&P Clever Reinforcement Company AG and S&P Clever International AG, both companies incorporated under the laws of Switzerland (collectively, “S&P Clever”), for $58.1 million, subject to post-closing adjustments. S&P Clever manufactures and sells engineered materials to repair, strengthen and restore concrete and masonry construction and has operations in Switzerland, Germany, Portugal, Poland, The Netherlands and Austria. Payments under the purchase agreement included cash payments of $57.5 million and contingent consideration of $0.6 million payable over a three-year period if sales goals are met. As a result of the acquisition, the Company has increased its presence in the infrastructure, commercial and industrial construction market in Europe. The Company’s provisional measurement of assets acquired and liabilities assumed included cash and cash equivalents of $6.8 million, other current assets of $9.9 million, non-current assets of $54.2 million, current liabilities of $12.6 million and non-current liabilities of $0.2 million. Included in non-current assets is goodwill of $26.1 million, which was assigned to the European segment and is not deductible for tax purposes, and intangible assets of $15.0 million, the amortization of which is deductible for tax purposes.

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

Under the business combinations topic of the FASB ASC, the Company accounted for these acquisitions as business combinations and ascribed acquisition-date fair values to the acquired assets and assumed liabilities. Provisional fair value measurements were made in the first quarter of 2012 for acquired assets and assumed liabilities. Adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as information necessary to complete the analysis is obtained. Fair value of intangible assets was based on Level 3 inputs. The Company expects the measurement process for each acquisition to be finalized within a year of its acquisition date.

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

In July 2012, the FASB issued an amendment to the indefinite-lived intangible assets impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendment is effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The early adoption and implementation of this amended accounting guidance did not have a material effect on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Standards

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

2.             Trade Accounts Receivable, Net

Trade accounts receivable consisted of the following:

	At September 30,		At December 31,
(in thousands)	2012	2011	2011

Trade accounts receivable	$111,726	$100,877	$78,642
Allowance for doubtful accounts	(1,514)	(1,210)	(991)
Allowance for sales discounts and returns	(1,787)	(1,635)	(1,231)
	$108,425	$98,032	$76,420

3.             Inventories

Inventories consisted of the following:

	At September 30,		At December 31,
(in thousands)	2012	2011	2011

Raw materials	$66,508	$71,908	$77,364
In-process products	19,225	21,454	21,357
Finished products	86,288	78,780	81,408
	$172,021	$172,142	$180,129

4.             Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:

	At September 30,		At December 31,
(in thousands)	2012	2011	2011

Land	$32,282	$28,889	$28,996
Buildings and site improvements	170,761	152,167	153,597
Leasehold improvements	5,047	3,736	3,820
Machinery and equipment	212,918	203,687	208,292
	421,008	388,479	394,705
Less accumulated depreciation and amortization	(215,562)	(199,614)	(201,540)
	205,446	188,865	193,165
Capital projects in progress	5,686	2,151	2,551
	$211,132	$191,016	$195,716

5.             Goodwill and Intangible Assets, Net

Goodwill was as follows:

	At September 30,		At December 31,
(in thousands)	2012	2011	2011
North America	$77,630	$41,585	$73,901
Europe	49,238	26,249	24,000
Asia/Pacific	1,944	1,854	1,948
Total	$128,812	$69,688	$99,849

Intangible assets, net, were as follows:

	At September 30, 2012
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$35,620	$(16,278)	$19,342
Europe	28,064	(7,331)	20,733
Total	$63,684	$(23,609)	$40,075

	At September 30, 2011
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
North America	$24,022	$(12,746)	$11,276
Europe	14,567	(5,591)	8,976
Total	$38,589	$(18,337)	$20,252

	At December 31, 2011
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
North America	$32,912	$(13,288)	$19,624
Europe	13,114	(4,882)	8,232
Total	$46,026	$(18,170)	$27,856

Intangible assets consist primarily of customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense for intangible assets during the three months ended September 30, 2012 and 2011, totaled $1.7 million and $1.0 million, respectively, and during the nine months ended September 30, 2012 and 2011, totaled $5.4 million and $3.2 million, respectively.

At September 30, 2012, estimated future amortization of intangible assets was as follows:

(in thousands)
Final three months of 2012	$1,677
2013	6,707
2014	6,495
2015	5,732
2016	5,365
2017	3,822
Thereafter	10,277
$40,075

The changes in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2012, were as follows:

		Intangible
(in thousands)	Goodwill	Assets

Balance at December 31, 2011	$99,849	$27,856
Acquisitions	29,607	17,672
Amortization	—	(5,438)
Foreign exchange	(644)	(15)
Balance at September 30, 2012	$128,812	$40,075

6.             Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at September 30, 2012, was $311.1 million, including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300.0 million in available credit. This credit facility will expire in July 2017.  Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR01screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at September 30, 2012, the LIBOR Rate was 0.21%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company is also required to pay customary fees as specified in a separate fee agreement between the Company and Wells Fargo Bank, National Association, in its capacity as the Agent under the credit agreement.

The Company’s borrowing capacity under other revolving credit lines and a term note totaled $11.1 million at September 30, 2012. The other revolving credit lines and term note charge interest ranging from 0.81% to 7.25%, have maturity dates from December 2012 to September 2020, and had outstanding balances totaling $0.2 million at September 30, 2012. No balances were outstanding on September 30, 2011, or December 31, 2011. The Company was in compliance with its financial covenants at September 30, 2012.

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

Pending Claims

Four lawsuits (the “Cases”) have been filed against the Company in the Hawaii First Circuit Court: Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4”).  Case 1 was filed on November 18, 2009.  Cases 2 and 3 were originally filed on June 30, 2009.  Case 4 was filed on August 19, 2009.  The Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage.  Case 1 is a putative class action brought by the owners of allegedly affected Ocean Pointe houses.  Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new representative plaintiff.  Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments.  Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products.  Case 4 is a putative class action brought, like Case 1, by owners of allegedly affected Ocean Pointe homes.  In Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, has brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are actually the fault of the Company.  None of the Cases alleges a specific amount of damages sought, although each of the Cases seeks compensatory damages, and Case 1 seeks punitive damages.  Cases 1 and 4 have been consolidated.  On July 13, 2012, the Court denied, without prejudice, a motion by the homeowner plaintiffs in Case 4 to certify a Fourth Amended Class Action Complaint.  In addition, on July 13, 2012, the Court in Case 4 dismissed several claims that the homeowner plaintiffs had asserted against the Company.  On October 1, 2012, the Court granted summary judgment in favor of the Company and against the homeowner plaintiffs with respect to additional claims the homeowner plaintiffs had asserted against the Company.  The Company continues to investigate the facts underlying the claims asserted in the Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed.  At this time, the likelihood that the Company will be found liable for any property damage allegedly suffered and the extent of such liability, if any, are unknown.  Management believes the Cases may not be resolved for an extended period.  The Company intends to defend itself vigorously in connection with the Cases.

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

Nishimura v. Gentry Homes, Ltd; Simpson Manufacturing Co., Inc.; and Simpson Strong-Tie Company, Inc., Civil no. 11-1-1522-07, was filed in the Circuit Court of the First Circuit of Hawaii on July 20, 2011.  The case alleges premature corrosion of the Company’s strap tie holdown products in a housing development at Ewa Beach in Honolulu, Hawaii.  The case is a putative class action brought by owners of allegedly affected homes.  The Complaint alleges that the Company’s strap products and mudsill anchors are insufficiently corrosion resistant and/or fail to comply with Honolulu’s building code.  The Court has dismissed several of the claims the plaintiffs had asserted against the Company.  The Company is currently investigating the claims asserted in the complaint, including, among other things: the existence and extent of the alleged corrosion, if any; the building code provisions alleged to be applicable and, if applicable, whether the products complied; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if any are needed.  At this time, the likelihood that the Company will be found liable for any damage allegedly suffered and the extent of such liability, if any, are unknown.  The Company denies any liability of any kind and intends to defend itself vigorously in this case.

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

The following table summarizes the Company’s unvested restricted stock unit activity for the nine months ended September 30, 2012:

			Aggregate
		Weighted-	Intrinsic
	Shares	Average	Value *
Unvested Restricted Stock Units (RSUs)	(in thousands)	Price	(in thousands)

Outstanding at January 1, 2012	—	$—
Awarded	361	33.23
Vested	(95)	33.23
Forfeited	(1)	33.23
Outstanding at September 30, 2012	265	$33.23	$7,593
Outstanding and expected to vest at September 30, 2012	257	$33.23	$7,367

*  The intrinsic value is calculated using the closing price per share of $28.62 as reported by the New York Stock Exchange on September 28, 2012.

The total intrinsic value of restricted stock units vested during the nine months ended September 30, 2012, was $3.1 million, based on the market value on the award date.

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

No stock options were granted in 2012.

Black-Scholes option pricing model assumptions for stock options granted in 2011 are as follows:

Number		Risk-					Weighted
of Options		Free					Average
Granted	Grant	Interest	Dividend	Expected			Fair
(in thousands)	Date	Rate	Yield	Life	Volatility	Exercise Price	Value

1994 Plan
1,362	02/03/11	2.62%	1.75%	6.2 years	39.0%	$29.66 to $32.63	$10.33

1995 Plan
30	02/15/11	2.92%	1.76%	6.6 years	38.0%	$29.58	$10.49

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2012:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value *
Non-Qualified Stock Options	(in thousands)	Price	Life (in years)	(in thousands)

Outstanding at January 1, 2012	2,134	$31.15
Exercised	(90)	24.16
Forfeited	(24)	35.97
Outstanding at September 30, 2012	2,020	$31.41		$846
Outstanding and expected to vest at September 30, 2012	1,977	$31.45	4.0	$832
Exercisable at September 30, 2012	1,100	$33.15	3.1	$590

*  The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the stock option, using the closing price per share of $28.62 as reported by the New York Stock Exchange on September 28, 2012.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2012 and 2011, was $0.8 million and $40 thousand, respectively.

A summary of the status of unvested stock options as of September 30, 2012, and changes during the nine months ended September 30, 2012, are presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Stock Options	(in thousands)	Fair Value

Unvested at January 1, 2012	1,242	$10.11
Vested	(319)	9.86
Forfeited	(3)	10.33
Unvested at September 30, 2012	920	$10.19

As of September 30, 2012, $19.8 million of total unrecognized compensation cost was related to unvested stock-based compensation arrangements under the 2011 Incentive Plan. The portions of this cost related to stock options, and restricted stock units awarded through January 2012, are expected to be recognized over a weighted-average period of 2.3 years.

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

The following table illustrates certain measurements used by management to assess the performance as of or for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net Sales
North America	$137,145	$127,998	$409,644	$371,732
Europe	31,880	31,761	94,236	93,206
Asia/Pacific	2,851	2,370	7,958	7,062
Administrative and all other	237	237	712	713
Total	$172,113	$162,366	$512,550	$472,713

Sales to Other Segments*
North America	$969	$1,093	$3,783	$3,905
Europe	105	—	258	250
Asia/Pacific	3,894	3,350	12,191	7,505
Total	$4,968	$4,443	$16,232	$11,660

Income (Loss) from Operations
North America	$22,102	$23,594	$66,558	$69,463
Europe	1,172	2,801	889	3,997
Asia/Pacific	(1,043)	(410)	(1,860)	(1,674)
Administrative and all other	(241)	(1,103)	(2,940)	(3,413)
Total	$21,990	$24,882	$62,647	$68,373

* The sales to other segments are eliminated on consolidation.

			At
	At September 30,		December 31,
(in thousands)	2012	2011	2011
Total Assets
North America	$568,878	$608,350	$540,082
Europe	196,883	131,138	180,016
Asia/Pacific	31,067	28,349	29,306
Administrative and all other	82,168	87,632	86,683
Total	$878,996	$855,469	$836,087

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $107.3 million, $177.5 million, and $68.5 million, as of September 30, 2012 and 2011, and December 31, 2011, respectively.

10.                                 Plant Closure

In September 2012, the Company committed to a plan to close its heavy-duty anchor production facility in Ireland and to exit the heavy-duty mechanical anchor business in the Company’s European segment. The Company expects that the closure to be completed as early as December 2012 or first quarter 2013. The facility produces heavy duty metric anchors used in commercial applications and sold mainly in Europe. After the facility is closed, the Company will continue to sell light and medium-duty anchor products in Europe and its other markets, including metric anchors for commercial use. As a result of this decision, the Company recorded an employee severance obligation of $1.0 million in September 2012, representing the estimated minimum statutory amount due to employees that will be involuntarily terminated. Severance expense was allocated in the statement of operations on the same basis as employee labor cost with 85% allocated to cost of sales. It is likely that additional severance expense will be accrued after negotiations with employees or trade unions have concluded, although amounts are unknown at this time.

Long-lived assets include land, building, equipment and product code approvals. At September 30, 2012, the net book value of this land, building and equipment was $2.9 million and of these product code approvals was $1.2 million. These assets will either be sold to outside parties or be transferred to other branches within the Company. Future depreciation for assets expected to be transferred will not be revised.  The Company has engaged an outside firm to assist in the sale and valuation of the assets for sale. While the facility is operating, gains or losses on the sale of long-lived assets will be recognized in the period sold.  Long-lived assets to be disposed of are considered to be held and in use. Future depreciation for these assets will be revised to reflect the use of the assets over a shortened period. When the assets cease being used, the carrying amount will equal their expected salvage or net realizable value. During the quarter-ended September 30, 2012, the Company had not committed to sell any of these long-lived assets. The Company has not sufficiently progressed in its sale or valuation efforts to have a reasonable estimate of the fair value of held and in-use long-lived assets.

The Company has not yet estimated other closing liabilities, such as professional and consulting fees, environmental clean-up costs, and on-going maintenance and utility costs. Closing liabilities are accrued when a transaction or event has occurred that leaves little or no discretion to avoid future settlement of the liability.  As of September 30, 2012, the Company had not accrued any closing liabilities because the conditions for accruing a liability were not met.

11.                                 Subsequent Events

In October 2012, the Company’s Board of Directors declared a cash dividend of $0.125 per share, estimated to total $6.0 million, to be paid on January 24, 2013, to stockholders of record on January 3, 2013. The Board of Directors also scheduled the Company’s 2013 annual meeting of stockholders for Tuesday, April 23, 2013.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months and nine months ended September 30, 2012. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Results of Operations for the Three Months Ended September 30, 2012, Compared with the Three Months Ended September 30, 2011

Income from operations decreased 11.6% from $24.9 million in the third quarter of 2011 to $22.0 million in the third quarter of 2012. The following table illustrates the differences in the Company’s operating results in the three months ended September 30, 2012, from the three months ended September 30, 2011, and the increases or decreases for each category by segment.

	Three					Three
	Months					Months
	Ended	Increase (Decrease) in Operating Segment				Ended
	Sep. 30,	North		Asia/	Admin &	Sep. 30,
(in thousands)	2011	America	Europe	Pacific	All Other	2012

Net sales	$162,366	$9,146	$120	$481	$—	$172,113
Cost of sales	86,919	8,214	1,073	67	117	96,390
Gross profit	75,447	932	(953)	414	(117)	75,723
Research and development and other engineering expense	6,804	2,088	(65)	89	—	8,916
Selling expense	18,633	1,830	277	196	5	20,941
General and administrative expense	25,174	(1,506)	397	756	(978)	23,843
Loss (gain) on sale of assets	(46)	7	66	6	—	33
Income from operations	24,882	(1,487)	(1,628)	(633)	856	21,990
Income in equity method investment, before tax	4,471	(4,471)	—	—	—	—
Interest income, net	79	(35)	46	19	(54)	55
Income before income taxes	29,432	(5,993)	(1,582)	(614)	802	22,045
Provision for income taxes	10,052	(1,905)	1,350	114	(542)	9,069
Net income	$19,380	$(4,088)	$(2,932)	$(728)	$1,344	$12,976

The following table represents net sales by segment for the three months ended September 30, 2011 and 2012:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended:
September 30, 2011	$127,998	$31,761	$2,370	$237	$162,366
September 30, 2012	137,145	31,880	2,851	237	172,113
Increase	9,147	119	481	—	9,747
Percentage increase	7.1%	0.4%	20.3%	0.0%	6.0%

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

For the third quarter of 2012, net sales increased 6.0% to $172.1 million compared to net sales of $162.4 million for the third quarter of 2011. The Company had net income of $13.0 million for the third quarter of 2012 compared to net income of $19.4 million for the third quarter of 2011, which included a $4.5 million gain on the sale of the Company’s equity investment in Keymark. Diluted net income per common share was $0.27 for the third quarter of 2012 compared to diluted net income of $0.40 per common share for the third quarter of 2011.

The increase in the Company’s third quarter 2012 net sales was due to sales of $8.8 million by businesses acquired since December 2011 and to increased volume. In the third quarter 2012, sales increased in North America, with an above-average increase in the United States, due in part to recent acquisitions. Sales in Europe were flat, due to sales from the European acquisition offset by decreases throughout the rest of the Company’s European operations, particularly in France and the Nordic region, which were down 14% and 18%, respectively. The decrease in sales, apart from acquired businesses, was primarily due to economic uncertainty throughout most of Europe, which negatively affected sales volumes. Effects of foreign currency translation were not significant. Sales to contractor distributors and lumber dealers increased in the third quarter of 2012, compared to the third quarter of 2011, while sales to dealer distributors and to home centers decreased over the same period, although sales to the Company’s largest customer increased 22.0% for the same periods. Wood construction product sales, including connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% of total Company sales in the third quarter of 2012, down from 89% in the third quarter of 2011. Concrete construction product sales, including adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, as a percentage of total sales increased to 15% in the third quarter of 2012, from 11% in the third quarter of 2011. The majority of sales from recent acquisitions were attributed to the European acquisition, and mostly in concrete construction products.

The following table represents gross profit by segment for the three months ended September 30, 2011 and 2012:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended:
September 30, 2011	$64,262	$10,928	$81	$176	$75,447
September 30, 2012	65,194	9,975	495	59	75,723
Increase (decrease)	932	(953)	414	(117)	276
Percentage increase (decrease)	1.5%	(8.7)%	511.1%	(66.5)%	0.4%

Gross profit increased slightly to $75.7 million in the third quarter of 2012 from $75.4 million in the third quarter of 2011. As a percentage of net sales, gross profit decreased from 46.5% in the third quarter of 2011 to 44.0% in the third quarter of 2012. The North American gross profit margin decreased from 50.2% in the third quarter of 2011 to 47.5% in the third quarter of 2012, as a result of higher material and labor costs as a percentage of sales, increased concrete construction product sales, which have a lower gross margin than wood construction product sales, and competitive price pressure.  These costs increases were partly offset by lower factory overhead costs as a percentage of sales, which resulted from higher sales volume. The European gross profit margin decreased from 34.4% in the third quarter of 2011 to 31.3% in the third quarter of 2012, primarily due to higher material, labor and warehouse costs. Steel prices decreased slightly in the third quarter. Due to a number of factors that could affect supply, the Company is uncertain of steel pricing through the last quarter of 2012, but steel prices are expected to increase in 2013.

Unless otherwise noted, changes in operating expenses were mostly attributable to the North American segment. Research and development and engineering expense increased 31.0% from $6.8 million in the third quarter of 2011 to $8.9 million in the third quarter of 2012, including increases in professional fees of $1.5 million primarily for truss software development costs and personnel costs of $0.9 million resulting from additional employees, partly due to the recent North American acquisitions, and an annual pay rate increase instituted in January 2012, which also applied to personnel in other departments. Selling expense increased 12.4% from $18.6 million in the third quarter of 2011 to $20.9 million in the third quarter of 2012, primarily due to increases in personnel costs of $1.1 million, mostly from the recent North American acquisitions, additional employees and increased pay rates, promotional costs of $0.9 million and professional and legal fees of $0.4 million. These increases were partly offset by a reduction in cash profit sharing of $0.8 million due to lower operating income. General and administrative expense decreased 5.3% from $25.2 million in the third quarter of 2011 to $23.8 million in the third quarter of 2012. Professional and legal fees decreased $2.4 million, which was primarily due to a $1.1 million legal contingency recorded in 2011, and the balance due to acquisitions that were completed in 2011 and the first quarter of 2012, and cash profit sharing decreased $1.1 million due to lower operating income. These decreases were partly offset by increases in depreciation expense of $0.8 million and amortization expense of $0.7 million primarily due to recent acquisitions in both North America and Europe and to increased personnel costs of $0.5 million primarily due to the recent European acquisition, additional employees and increased pay rates.

The effective tax rate increased from 34.2% in the third quarter of 2011 to 41.1% in the third quarter of 2012, primarily due to $0.9 million in valuation allowances related to 2012 European operational losses, while in 2011 release of valuation allowances related to the disposal of the Keymark equity investment led to the lower effective tax rate.

Results of Operations for the Nine Months Ended September 30, 2012, Compared with the Nine Months Ended September 30, 2011

Income from operations decreased 8.4% from $68.4 million in the first nine months of 2011 to $62.6 million in the first nine months of 2012. The following table illustrates the differences in the Company’s operating results in the nine months ended September 30, 2012, from the nine months ended September 30, 2011, and the increases or decreases for each category by segment.

	Nine					Nine
	Months					Months
	Ended	Increase (Decrease) in Operating Segment				Ended
	Sep. 30,	North		Asia/	Admin &	Sep. 30,
(in thousands)	2011	America	Europe	Pacific	All Other	2012

Net sales	$472,713	$37,912	$1,030	$895	$—	$512,550
Cost of sales	256,819	27,708	(204)	371	(418)	284,276
Gross profit	215,894	10,204	1,234	524	418	228,274
Research and development and other engineering expense	19,743	7,381	(79)	111	—	27,156
Selling expense	55,527	4,749	304	641	34	61,255
General and administrative expense	72,250	1,189	4,143	(46)	(362)	77,174
Loss on sale of assets	1	77	(27)	4	(13)	42
Income from operations	68,373	(3,192)	(3,107)	(186)	759	62,647
Income in equity method investment, before tax	4,389	(4,389)	—	—	—	—
Interest income, net	258	(88)	69	49	(111)	177
Income before income taxes	73,020	(7,669)	(3,038)	(137)	648	62,824
Provision for income taxes	27,069	(1,287)	1,064	382	(440)	26,788
Net income	$45,951	$(6,382)	$(4,102)	$(519)	$1,088	$36,036

The following table represents net sales by segment for the nine months ended September 30, 2011 and 2012:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Nine months ended:
September 30, 2011	$371,732	$93,206	$7,062	$713	$472,713
September 30, 2012	409,644	94,236	7,958	712	512,550
Increase	37,912	1,030	896	(1)	39,837
Percentage increase	10.2%	1.1%	12.7%	0.0%	8.4%

In the first nine months of 2012, net sales increased 8.4% to $512.6 million compared to net sales of $472.7 million for the first nine months of 2011 due in part to recent acquisitions. The Company had net income of $36.0 million for the first nine months of 2012 compared to net income of $46.0 million for the first nine months of 2011, which included a $4.5 million gain on the sale of the Company’s equity investment in Keymark. Diluted net income per common share was $0.74 for the first nine months of 2012 compared to diluted net income of $0.93 per common share for the first nine months of 2011.

Sales in North America for the first nine months of 2012 increased, with an above-average increase in the United States, primarily due to increases in volume and recent acquisitions. Sales in the first nine months of 2012 in Europe increased slightly, due to the recent European acquisition, partly offset by decreases throughout the rest of the Company’s European operations. Foreign currency translation effects were not significant. Sales to contractor distributors and lumber dealers had above-average increases in the first nine months of 2012 as compared to the same period in 2011, while sales to home centers decreased over the same period.  Wood construction product sales represented 86% of total Company sales in the first nine months of 2012, down from 89% in the first nine months of 2011. Concrete product sales represented 14% of total sales in the first nine months of 2012, up from 11% in the first nine months of 2011, with increases in all geographic segments. Acquisitions since December 2011 contributed $23.5 million to sales in the first nine months of 2012, with the majority attributed to the European acquisition, and mostly in concrete construction products.

The following table represents gross profit by segment for the nine months ended September 30, 2011 and 2012:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Nine months ended:
September 30, 2011	$184,523	$30,595	$719	$57	$215,894
September 30, 2012	194,727	31,829	1,243	475	228,274
Increase	10,204	1,234	524	418	12,380
Percentage increase	5.5%	4.0%	72.8%	733.3%	5.7%

Gross profit increased to $228.3 million in the first nine months of 2012 from $215.9 million in the first nine months of 2011. As a percentage of net sales, gross profit decreased from 45.7% in the first nine months of 2011 to 44.5% in the first nine months of 2012.  The North American segment gross profit margin decreased from 49.6% in the first nine months of 2011 to 47.5% in the first nine months of 2012, primarily due to higher material and labor costs as a percentage of sales, increased concrete construction product sales, which have a lower gross margin than wood construction product sales, and competitive price pressure.  These cost increases were partly offset by lower factory overhead costs as a percentage of sales, which resulted from higher sales volume. The gross profit margin for the European segment increased to 33.8% in in the first nine months of 2012 from 32.8% in the first nine months of 2011, primarily due to lower material costs, partly offset by higher labor and factory overhead costs.

Unless otherwise noted, changes in operating expenses were mostly attributable to the North American segment. Research and development and engineering expense increased 37.5% from $19.7 million in the first nine months of 2011 to $27.2 million in the first nine months of 2012, including increases in professional fees of $5.2 million, primarily due to truss software development costs, and personnel costs of $1.8 million resulting from additional employees and a pay rate increase. These increases were partly offset by a reduction in cash profit sharing of $0.7 million due to lower operating income. Selling expense increased 10.3% from $55.5 million in the first nine months of 2011 to $61.3 million in the first nine months of 2012, primarily due to increases in personnel costs of $3.3 million, resulting from the recent North American acquisitions, additional employees and increased pay rates, increased equity-based compensation of $1.1 million and increased promotional costs of $1.0 million. General and administrative expense increased 6.8% from $72.3 million in the first nine months of 2011 to $77.2 million in the first nine months of 2012. Personnel costs increased $2.7 million primarily due to the recent European acquisition, additional employees and an increase in pay rates.  Depreciation expense increased $2.2 million and amortization expense increased $2.2 million primarily due to recent acquisitions in both North America and Europe. The remaining increases in general and administrative expenses included $1.3 million in equity-based compensation, $0.5 million in computer hardware and license fees and $0.4 million reduction in foreign currency gains. These increases were partly offset by a reduction in cash profit sharing of $2.1 million due to lower operating income and a net decrease in professional and legal fees of $2.1 million although professional and legal fees increased by $0.7 million in Europe due to first quarter 2012 acquisition related activities.

The effective tax rate increased from 37.1% in the first nine months of 2011 to 42.6% in the first nine months of 2012, primarily due to 2012 non-deductible acquisition costs and valuation allowances taken on foreign losses, while in 2011 release of valuation allowances related to the disposal of the Keymark equity investment led to the lower effective tax rate.

Liquidity and Sources of Capital

As of September 30, 2012, working capital was $404.1 million as compared to $477.7 million at September 30, 2011, and $430.5 million at December 31, 2011. The decrease in working capital from December 31, 2011, was primarily due to decreases in cash and cash equivalents of $26.3 million, inventories of $8.1 million and assets held for sale of $6.8 million, and increases in accrued liabilities of $8.7 million, accrued cash profit sharing of $5.5 million, trade accounts payable of $2.2 million, and income taxes of $1.0 million. The decrease in cash and cash equivalents was primarily due to the recent European acquisition for $50.7 million, net of cash received of $6.8 million, and the recent North American acquisition for $5.3 million, net of contingent consideration of $0.2 million, partly offset by the sale of real estate in North America for $6.4 million, net of closing costs, which also accounted for the decrease in assets held for sale. Raw material inventories decreased 14.0% as compared to December 31, 2011, while in-process and finished goods inventories increased 2.7% over the same period. The increase in accrued liabilities was primarily due to the recent European acquisition, sales rebates, collected VAT/GST taxes exceeding taxes paid, a liability related to the acquisition of Canadian truss plate distribution rights, and other intangibles assets and termination expense related to the plant closing, while the increase to accrued cash profit sharing and accrued income taxes payable was due to higher operating profits in the third quarter of 2012, compared to the fourth quarter of 2011. The increase in trade accounts payable was primarily due to the recent European and North American acquisitions, employee compensation, and professional and consulting fees. The decrease in working capital from December 31, 2011, was partly offset by an increase in net trade accounts receivable of $32.0 million, which was primarily due to seasonal increases in net sales during the third quarter of 2012 compared to the fourth quarter of 2011. The balance of the change in working capital was due to the fluctuation of various other asset and liability accounts, none of which was individually material. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $36.0 million and noncash expenses, primarily charges for depreciation, amortization, stock-based compensation and impairment of assets held for sale totaling $28.6 million, resulted in net cash provided by operating activities of $56.7 million. As of September 30, 2012, the Company had unused credit facilities available of $311.1 million, including a $300.0 million credit facility.

The Company’s investing activities used cash of $63.5 million primarily due to the recent European acquisition for $50.7 million, net of contingent consideration of $0.6 million, and cash received of $6.8 million, the recent North American acquisition for $5.3 million, net of contingent consideration of $0.2 million, and capital expenditures of $16.1 million. The cash paid for these acquisitions and for capital assets was partly offset by the proceeds of the sale of North American real estate and other asset sales of $6.9 million. The Company’s capital expenditures were primarily due to the continued construction of a manufacturing facility in Germany, improvement of various facilities in France and the United States and equipment purchases. The Company estimates that its full-year capital spending will be $22.0 to $24.0 million in 2012.

The Company’s financing activities used net cash of $20.7 million. The primary uses of cash were payments of cash dividends in the amount of $18.1 million and repayment of $5.7 million of borrowings on credit facilities, including borrowings obtained through acquisition. Cash was provided from the issuance of the Company’s common stock through the exercise of stock options totaling $2.2 million. In October 2012, the Company’s Board of Directors declared a cash dividend of $0.125 per share, estimated to total $6.0 million, to be paid on January 24, 2013, to stockholders of record on January 3, 2013. The Company borrowed $2.2 million from its lines of credit during the first nine months of 2012, primarily for raw material purchases attributable to the recent European acquisition. The Company has $50.0 million remaining of its common stock repurchase authorization for 2012.

The Company believes that cash generated by operations and borrowings available under its credit facility will be sufficient for the Company’s working capital needs and planned capital expenditures for the next 12 months. Depending, however, on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing, which may not be available on reasonable terms, or at all. The $300.0 million unsecured credit agreement will expire in July 2017.

A significant portion of the cash held by the Company is in foreign currencies. Cash held in foreign countries could be subject to additional taxation if it were repatriated to the United States. The Company has no plans to repatriate cash and cash equivalents held outside the United States, as it is expected to be used to fund future international growth and acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country or currency where the Company has operations, the change in net income would not be material to the Company’s operations as a whole. The translation adjustment resulted in increases in accumulated other comprehensive income of $4.1 million and $1.4 million for the three and nine months ended September 30, 2012. The translation adjustment in the third quarter of 2012 was primarily due to the effect of a weakening United States dollar in relation to all currencies. The translation adjustment in the first nine months of 2012 was primarily due to the effect of the weakening of the United States dollar in relation to most currencies, partly offset by the strengthening of the United States dollar in relation to a few European currencies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2012, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of that date and that the Company’s disclosure controls and procedures at that date were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2012, the Company made no changes to its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.

Four lawsuits (the “Cases”) have been filed against the Company in the Hawaii First Circuit Court: Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4”).  Case 1 was filed on November 18, 2009.  Cases 2 and 3 were originally filed on June 30, 2009.  Case 4 was filed on August 19, 2009.  The Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage.  Case 1 is a putative class action brought by the owners of allegedly affected Ocean Pointe houses.  Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new representative plaintiff.  Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments.  Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products.  Case 4 is a putative class action brought, like Case 1, by owners of allegedly affected Ocean Pointe homes.  In Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, has brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are actually the fault of the Company.  None of the Cases alleges a specific amount of damages sought, although each of the Cases seeks compensatory damages, and Case 1 seeks punitive damages.  Cases 1 and 4 have been consolidated.  On July 13, 2012, the Court denied, without prejudice, a motion by the homeowner plaintiffs in Case 4 to certify a Fourth Amended Class Action Complaint.  In addition, on July 13, 2012, the Court in Case 4 dismissed several claims that the homeowner plaintiffs had asserted against the Company.  On October 1, 2012, the Court granted summary judgment in favor of the Company and against the homeowner plaintiffs with respect to additional claims the homeowner plaintiffs had asserted against the Company.  The Company continues to investigate the facts underlying the claims asserted in the Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed.  At this time, the likelihood that the Company will be found liable for any property damage allegedly suffered and the extent of such liability, if any, are unknown.  Management believes the Cases may not be resolved for an extended period.  The Company intends to defend itself vigorously in connection with the Cases.

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

Nishimura v. Gentry Homes, Ltd; Simpson Manufacturing Co., Inc.; and Simpson Strong-Tie Company, Inc., Civil no. 11-1-1522-07, was filed in the Circuit Court of the First Circuit of Hawaii on July 20, 2011.  The case alleges premature corrosion of the Company’s strap tie holdown products in a housing development at Ewa Beach in Honolulu, Hawaii.  The case is a putative class action brought by owners of allegedly affected homes.  The Complaint alleges that the Company’s strap products and mudsill anchors are insufficiently corrosion resistant and/or fail to comply with Honolulu’s building code.  The Court has dismissed several of the claims the plaintiffs had asserted against the Company.  The Company is currently investigating the claims asserted in the complaint, including, among other things: the existence and extent of the alleged corrosion, if any; the building code provisions alleged to be applicable and, if applicable, whether the products complied; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if any are needed.  At this time, the likelihood that the Company will be found liable for any damage allegedly suffered and the extent of such liability, if any, are unknown.  The Company denies any liability of any kind and intends to defend itself vigorously in this case.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2012, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $100.0 million repurchase authorization from February 2011. The authorization will remain in effect through the end of 2012. There were no purchases by the Company during the third quarter of 2012.

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

101                  Financial statements from the quarterly report on Form 10-Q of Simpson Manufacturing Co., Inc. for the quarter ended September 30, 2012, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 6, 2012	By	/s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)