Form 10-K
period 2012-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2013-02-28
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, there were outstanding 48,318,180 shares of the registrant’s common stock, par value $0.01, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2012) was approximately $1,180,927,727. As of February 20, 2013, 48,543,831 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 23, 2013, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

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

PART I

Item 1. Business.

Background

Simpson Manufacturing Co., Inc., a Delaware corporation, (the “Company”), through its subsidiary, Simpson Strong-Tie Company Inc. (“Simpson Strong-Tie” or “SST”), designs, engineers and is a leading manufacturer of wood construction products, including connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls, and concrete construction products used for concrete, masonry and steel, including adhesives, chemicals, mechanical anchors, carbide drill bits, powder actuated tools and fiber reinforcing materials. SST markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself (“DIY”) markets. The Company believes that SST benefits from strong brand name recognition among architects and engineers who frequently specify in building plans the use of SST products. SST has continuously manufactured structural connectors since 1956.

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

After the sale of Simpson Dura-Vent, the Company reorganized into three operating segments consisting of the North American, European and Asia/Pacific segments. The North American segment includes operations primarily in the United States and Canada. The European segment includes operations primarily in France, the United Kingdom, Germany, Denmark, Ireland, Switzerland, Portugal and Poland. The Asia/Pacific segment includes operations primarily in China, Hong Kong, Australia, New Zealand and the Middle East. These segments are similar in several ways, including the products manufactured and distributed, the types of materials used, the production processes, the distribution channels and the product applications. See Note 14 to the Company’s Consolidated Financial Statements for information regarding the assets and performance of each of the Company’s operating segments. See “Item 1A — Risk Factors.”

SST’s wood construction products are typically made of steel and are used primarily to strengthen, support and connect wood joints in residential and commercial construction and DIY projects. SST’s wood construction products enhance the safety and durability of the structures in which they are installed and can save time and labor costs. SST’s wood construction products contribute to structural integrity and resistance to seismic, wind and other forces. Applications range from commercial and residential building, to deck construction, to DIY projects. SST produces and markets over 12,000 standard and custom wood construction products.

SST’s concrete construction products are composed of various materials including steel, chemicals and carbon fiber. They are used to strengthen, support and connect joints in residential and commercial construction and DIY projects used to repair, protect and strengthen concrete, brick or mortar structures. SST’s concrete construction products enhance the safety and durability of the structures in which they are installed, can save time and labor costs, and contribute to structural integrity and resistance to seismic, wind and other forces. Applications range from industrial, commercial, infrastructure and residential structures, to DIY projects. SST produces and markets over 2,000 standard and custom concrete construction products.

SST emphasizes continuous new product development and often obtains patent protection for its new products. SST’s products are marketed in all 50 states of the United States and in Europe, Canada, Asia, Australia, New Zealand, Mexico and several countries in Central and South America, Africa and the Middle East. SST’s products are distributed to home centers, through wholesale distributors, to contractors, to dealers and to original equipment manufacturers (“OEMs”). SST operates manufacturing, warehouse or quality assurance facilities in California, Arizona, Texas, Ohio, Florida, Connecticut, Illinois, Washington, Tennessee, Minnesota, North Carolina, Maryland, Massachusetts, Missouri, British Columbia, Ontario, England, France, Denmark, Germany, Scotland, Poland, Czech Republic, Switzerland, Portugal, The Netherlands, Austria, Hong Kong, Australia, Dubai, China, Taiwan, Thailand, New Zealand, Vietnam and South Africa.

SST has developed and uses automated manufacturing processes. Its innovative manufacturing systems and techniques have allowed it to control manufacturing costs, while developing both new products and products that meet customized requirements and specifications. SST’s development of specialized manufacturing processes has also permitted increased operating flexibility and enhanced product design innovation. The Company has 22 manufacturing locations in the United States, Canada, France, Denmark, Germany, Switzerland, Poland, Portugal, China and England. With the acquisition of S&P Clever Reinforcement Company AG and S&P Reinforcement International AG (collectively, “S&P Clever”) in 2012, SST acquired additional manufacturing facilities in Switzerland, Poland and Portugal.

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

In the United States, the market has been increasingly influenced both by growing awareness that the devastation caused by seismic, wind and other disasters can be reduced through improved building codes and construction practices. In addition, environmental concerns contribute to the increasing cost and reduced availability of wood, which has led to an increase in use of engineered wood products, concrete, brick and mortar and other alternatives such as cold-formed steel. Most SST products are listed by recognized building standards agencies as complying with model building codes and are specified by architects and engineers for use in projects they are designing or supervising. The engineered wood products industry continues to develop in response to concerns about the availability of wood, and the Company believes that SST is the leading supplier of connectors for use with engineered wood products.

Natural disasters throughout the world have focused attention on safety concerns relating to the structural integrity of homes and other buildings. The 2011 earthquake in Fukushima, Japan, and the resulting tsunami, the 2011 earthquake in Christchurch, New Zealand, the 2010 earthquakes off the coast of Chile and in Haiti, the 1995 earthquake in Kobe, Japan, the 1994 earthquake in Northridge, California, the 1989 Loma Prieta earthquake in Northern California, hurricanes Hugo in 1989 and Andrew in 1992, a series of hurricanes in 2004 and 2005, including Katrina, in the southeastern United States, the 2011 Joplin, Missouri, tornado and other cataclysmic natural disasters damaged and destroyed innumerable homes and other buildings, resulting in heightened consciousness of the fragility of some of those structures.

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

SST continues to support its distribution through home centers throughout the United States. Although SST’s sales to home centers declined in 2010 and 2012, they increased in 2011. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SST’s principal markets are in the building construction industry. That industry is subject to significant volatility due to real estate market cycles, fluctuations in interest rates, the availability, or lack thereof, of credit to builders, developers and consumers, inflation rates, weather, and other factors and trends. The world-wide recession and the decline in residential construction that began in 2007 reduced the demand for SST’s products. In recent years, there have been indications of an economic recovery with a corresponding increase in residential construction. See “Item 1A — Risk Factors.”

Business Strategy

Simpson Strong-Tie designs, manufactures and sells products that are of high quality and performance, easy to use and cost-effective for customers. SST provides rapid delivery of its products and prompt engineering and sales support. SST intends to continue efforts to increase market share in both the wood construction and concrete construction product groups by maintaining frequent contact with our customers, as well as private organizations that provide information to building code officials, both to inform them regarding the quality, proper installation, capabilities and value of SST’s products and to update them about product modifications and new products that may be useful or necessary. To attract new customers, SST also intends to continue to sponsor seminars to inform architects, engineers, contractors and building officials on appropriate use and proper installation of its products and to continue to invest in mobile and web applications for customers, utilizing social media, blog posts and videos to connect and engage with customers and to help them do their jobs more efficiently.

Through acquisition and product development, utilizing industry knowledge and customer information, SST continues to diversify its product offering to be less dependent on residential housing regardless of market ups and downs. Based on its communications with customers, engineers, architects, contractors and other industry participants, SST believes it has strong brand-name recognition, which will assist in the acceptance of new products in current and new markets, both domestic and international.

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

Dealers. In some markets, SST sells its products directly to lumber dealers and cooperatives.

OEM Relationships. SST works closely with manufacturers of engineered wood products and OEMs in developing and expanding the application and sales of its engineered wood connector and fastener products. SST has relationships with several of the largest manufacturers of engineered wood products.

While SST is expanding its established facilities outside of the United States to increase its presence and sales in these markets, sales of some products may relate primarily to certain regions. For example, sales of SST’s line of shearwalls are concentrated mostly in the western region of the United States, because their use is primarily intended to resist the effects of seismic forces. Since 1993, SST —

•                  has established operations in the United Kingdom,

•                  opened manufacturing, warehouse and distribution facilities in western Canada, and the Midwest, Northeast, and eastern seaboard regions of the United States,

•                  purchased anchor products manufacturers in Illinois, eastern Canada and, France and connector product manufacturers in France, Denmark, Germany and Canada,

•                  acquired the assets of a leading manufacturer and distributor of screw fastening systems and collated screws with manufacturing and distribution operations in Tennessee and distribution in Canada, Europe, Australia and New Zealand, and acquired a manufacturer in Germany,

•                  acquired a manufacturer and distributor of stainless steel fasteners in Maryland, and consolidated its operations into the Company’s Tennessee facility,

•                  built a manufacturing facility in China and opened sales offices in Hong Kong, Beijing, Shanghai and Dubai for distribution in Asia and the Middle East,

•                  acquired a software company that licenses deck design and estimation software,

•                  acquired software assets used by the Company’s customers in designing and engineering residential structures,

•                  acquired a manufacturer of truss plates in North Carolina,

•                  acquired a manufacturer of construction products and systems to repair, protect and strengthen concrete in Maryland, and

•                  acquired a manufacturer of engineered materials for repair, strengthening and restoration of concrete, asphalt and masonry construction with manufacturing and sales offices in Switzerland, Poland and Portugal and sales offices in Austria, Germany and The Netherlands.

SST’s European investments have established a presence in the European Community through companies with existing customer bases and through servicing United States-based customers operating in Europe. SST also distributes connector, anchor and epoxy products in Mexico, Australia, New Zealand, Asia, South Africa and the Middle East. SST intends to continue to pursue and expand operations both inside and outside of the United States (see Note 14 to the Company’s Consolidated Financial Statements).

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

Products

Simpson Strong-Tie manufactures and markets building products and is a recognized brand name in residential and commercial applications. The product lines historically have encompassed connectors, anchors, fasteners and lateral resistive systems. More recently, Simpson Strong-Tie has entered into the truss plate market and acquired product lines for the marine, industrial and transportation markets.

The wood construction products group includes connectors, truss plates, fastening systems and shearwalls. Connectors are prefabricated metal products that attach wood, concrete, masonry or steel together. The metal connectors for wood can join solid sawn lumber, glued-laminated beams, engineered wood, structural composite lumber and plated trusses. Specialty structural connectors have also been developed for cold formed steel construction. Connectors are essential for tying construction elements together and create safer and stronger buildings. Integrated Component Systems is the name of Simpson Strong-Tie’s full line of truss connector plates and software. Truss plates are toothed metal plates that join wood trusses together. SST uses sophisticated software analysis to model and design the trusses and to select appropriate truss plates for component manufacturers. The fastener line includes coated or stainless steel hand drive nails and screws in addition to stainless collated nails and staples. SST also offers a line of proprietary structural screws used to join plies of wood together or metal connectors to wood. Complimenting these products is the Quik Drive auto-feed screw driving system used in numerous applications such as decking, subfloors, drywall and roofing. SST’s lateral resistive systems are assemblies used to resist earthquake or wind forces and include Strong-Wall Shearwalls, Anchor Tiedown Systems (“ATS”), Uplift Restraint Systems (“URS”), and Ordinary and Special steel moment frames.

Simpson Strong-Tie’s concrete construction products are used for concrete, masonry and steel and include adhesives, chemicals, mechanical anchors, carbide drill bits, powder actuated tools and fiber reinforcing materials. SST’s anchor products include adhesives, mechanical anchors, carbide drill bits and powder-actuated pins and tools used for numerous applications of anchoring or attaching elements onto concrete, brick, masonry and steel. With the recent acquisitions of Fox Industries and S&P Clever, SST now offers products for the repair, strengthening and protection of concrete, steel or wood structures or infrastructure elements including grouts, coatings, sealers, mortars, fiberglass systems, fiber-reinforced polymers and asphalt products.

Most Simpson Strong-Tie products are approved by building code evaluation agencies. To achieve such approvals, SST conducts extensive product testing, which is witnessed and certified by independent testing laboratories. The tests also provide the basis of load ratings for the SST structural products. This test and load information is used by architects, engineers, contractors, building officials and homeowners and is useful across all applications of SST’s products, ranging from the deck constructed by a homeowner to a multi-story structure designed by an architect or engineer.

New Product and Software Development

SST commits substantial resources to new product development. The majority of SST’s products have been developed through its internal research and development program. SST’s research and development expense for the three years ended December 31, 2012, 2011 and 2010, was $11.5 million, $6.1 million, and $6.5 million, respectively. SST believes it is the only United States manufacturer with the capability to test multi-story wall systems, thus enabling testing rather than calculations alone to prove system performance. SST engineering, sales, product management, and marketing teams work together with architects, engineers, building inspectors, code officials and customers in the new product development process.

SST’s product research and development is based largely on needs that customers communicate to SST and on SST’s strategic initiatives to develop new markets or product lines. SST’s strategy is to develop new products on a proprietary basis, to patent them when appropriate and to rely on trade secret protection for others. SST typically develops 10 to 20 new products each year.

In 2012, the Company expanded its wood construction products offering with the release of the Strong Frame® Special Moment Frame utilizing the Company’s patented Yield-Link™ Structural Fuse. Similar to the way an electrical fuse protects electronics, a structural fuse is designed to sacrifice itself to save a larger structural element, in this case a moment frame. These fuses can be replaced after a large seismic event by unbolting the damaged Yield-Links and bolting on new fuses allowing the moment frame to remain in the structure during replacement, greatly reducing the cost and time of repairs. The Company launched an innovative and proprietary wood screw fastener for floor to floor connection that combines a specially-designed long Strong Drive® Structural Wood Screw (“SDWS”) with a patent pending take-up washer that is designed to allow for wood shrinkage and building settlement while maintaining a tight connection between floors. In addition, the Company introduced concealed post tie and adjustable post base connector products for concealed installation and retrofit applications. The Company also released several new truss connector products for high load, severe skew and multiple member support, along with the Component Hoist Clip, a connector for hoisting the wood frame, and Cold-Formed Steel (“CFS”) components. The Company launched several other new SDWS products, such as a fastener for connecting wood trusses or rafters to the top of walls that resists uplift forces from high wind, a fastener for log home construction and a fastener for both wood and composite decking to wood or steel support elements.

The concrete construction product line also saw the release of several new products in 2012. The Company expanded its mechanical anchor offing with a new Stitch-Tie product designed to be used on existing masonry to repair cracks in walls and to increase their flexural strength. Two new code-listed bridging connectors for CFS studs were introduced, as was a new line spiral knurled pins, installed with a second generation new gas actuated tool for attaching plywood and oriented strand board to cold-formed steel. The Company also released a number of pre-assembled accessory pins for mechanical, electrical and plumbing applications for this new gas actuated tool. Within its powder-driven pin line the Company launched a new range of pins that offer higher shear and tension performance in normal weight concrete and structural steel.

SST has also redesigned several existing products in both its wood and concrete construction product lines to increase load capacity, reduce installation cost and enable the rationalization of SST’s product range.

While continuing to serve the single-family residential new housing market, SST has increased development efforts for products used in multi-family residential markets and some light commercial and industrial markets, including CFS construction. Distribution channels have been receptive to these new products.

Sales and Marketing

Simpson Strong-Tie’s sales and marketing programs are implemented through its branch system. SST currently maintains branches in Northern and Southern California, Texas, Ohio, Canada, England, France, Germany, Denmark, Switzerland, Poland, Portugal, Austria, The Netherlands, China, Australia, Hong Kong, Dubai, New Zealand, Thailand and South Africa. Each branch is served by its own sales force, warehouse and office facilities, while some branches have their own manufacturing facilities. Each branch is responsible for setting and executing sales and marketing strategies that are consistent both with the markets in the geographic area that the branch serves and with the goals of SST. The North American branches closely integrate their manufacturing activities to enhance product availability. Branch sales forces in North America are supported by marketing managers in the home office in Pleasanton, California. The home office also coordinates issues affecting customers that operate in multiple regions. The sales force maintains close working relationships with customers, develops new business, calls on architects, engineers and building officials and participates in a range of educational seminars.

SST sells its products through an extensive distribution system comprising dealer distributors supplying thousands of retail locations nationwide, contractor distributors, home centers, lumber dealers, manufacturers of engineered wood products, and specialized contractors such as roof framers. In recent years, home centers have been one of SST’s important distribution channels, and SST’s sales to The Home Depot exceeded 10% of the Company’s consolidated net sales in 2010, 2011 and 2012 (see “Item 1A — Risk Factors,” “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 14 to the Company’s Consolidated Financial Statements). SST’s DIY and dealer products are used to build projects such as decks, patio covers and garage organization systems.

SST dedicates substantial resources to customer service. SST produces numerous publications and point-of-sale marketing aids to serve specifiers, distributors, retailers and users for the various markets that it serves. These publications include general catalogs, as well as various specific catalogs, such as those for its fastener products. The catalogs and publications describe the products and provide load and installation information. SST also maintains several linked websites centered on www.strongtie.com, which include catalogs, product and technical information, code reports and other general information related to SST’s product lines and promotional programs.

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

Based on its communications with customers, SST believes that its products are important to its customers’ businesses, and it is SST’s policy to ship products within a few days of receiving the order, with many of the orders shipped the same day. Many of SST’s customers serve contractors that require rapid delivery of needed products. Home centers and dealers also require superior service because of fluctuating demand and to serve the needs of a broad base of customers. To satisfy these requirements, SST maintains appropriate inventory levels, has redundant manufacturing capability and some multiple dies to produce the same parts. SST maintains information systems that provide sales and inventory control and forecasting capabilities throughout its network of factories and warehouses. SST has special programs for contractors intended to ensure the prompt manufacture and delivery of custom products.

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

Manufacturing Process

Simpson Strong-Tie designs and manufactures most of its standard products. SST has concentrated on making its manufacturing processes as efficient as possible without compromising the quality or flexibility necessary to serve the needs of its customers. SST has developed and uses automated manufacturing processes. SST’s innovative manufacturing systems and techniques have allowed it to control manufacturing costs, even while developing both new products and products that meet customized requirements and specifications. SST’s development of specialized manufacturing processes also has permitted increased operating flexibility and enhanced product design innovation. As part of ongoing continuous improvement processes in its factories, SST’s major North American and European manufacturing facilities initiated lean manufacturing practices to improve efficiency and customer service. SST sources some products from third party vendors, both domestically and internationally.

SST is committed to helping people build safer structures economically through designing, engineering and manufacturing structural connectors, pre-fabricated shearwalls, anchors, fasteners and related products. With the support and involvement of management, SST has developed a quality system that manages defined procedures to ensure consistent product quality and also meets the requirements of International Code Council (ICC) product evaluation reports. SST is recognized in its industry as a manufacturer of high quality products. Since 1996, SST’s quality system has been registered under ISO 9001, an internationally recognized set of quality-assurance standards. The Company believes that ISO registration is a valuable tool for maintaining and promoting its high quality standards. As SST establishes new business locations through expansion or acquisitions, projects are established to integrate SST’s quality systems and achieve ISO 9001 registration. In addition, SST has six testing laboratories accredited to ISO standard 17025, an internationally accepted standard that provides requirements for the competence of testing and calibration laboratories. SST implements testing requirements through systematic control of its processes, enhancing SST’s standard for quality products, whether produced by SST or purchased from others.

Most of SST’s wood construction products are produced with a high level of automation. For example, its connector products are produced using progressive dies run in automatic presses making parts from coiled sheet steel at rates that often exceed 100 strokes per minute. SST estimates that it produced over 800 million product pieces in 2012. SST has significant press capacity and has multiple dies for some of its high volume products to enable production of these products close to the customer and to provide back-up capacity. SST’s also has smaller specialty production facilities, which primarily use batch production with some automated lines. For example, in Gallatin, Tennessee, SST produces non-ferrous and collated fasteners using automated batch production. The balance of production is accomplished through a combination of manual, blanking and numerically controlled (NC) processes that include robotic welders, lasers and turret punches. This capability allows SST to produce products with little redesign or set-up time, facilitating rapid turnaround for customers. New tooling is also highly automated. Dies are designed and produced using computer aided design (CAD) and computer aided machining (CAM) systems. CAD/CAM capability enables SST to create multiple dies quickly and design them to high standards. SST is constantly reviewing its product line to reduce manufacturing costs, increase automation, and take advantage of new types of materials.

SST manufactures its concrete construction products at its facilities in Zhangziajong, China, Addison, Illinois, Baltimore, Maryland, Cardet, France, Seewen, Switzerland, Malbork, Poland, and Elvas, Portugal. The mechanical anchor products are produced with a high level of automation. Some products, such as epoxy and adhesive anchors, are mixed in batches and are then loaded into one-part or two-part dispensers, which mix the product on the job site because set-up times are usually very short. In addition, SST purchases a number of products, powder actuated pins, tools and accessories and certain of its mechanical anchoring products, from various sources around the world. These purchased products undergo inspections on a sample basis for conformance with ordered specifications and tolerances before being distributed.

Regulation

Simpson Strong-Tie’s product lines are subject to federal, state, county, municipal and other governmental and quasi-governmental regulations that affect product development, design, testing, analysis, load rating, application, marketing, sales, installation and use. A substantial portion of SST products have been evaluated and are recognized by governmental agencies and product evaluation report agencies. Some of the entities that recognize SST products include the International Code Council Evaluation Service (ICC-ES), the International Association of Plumbing and Mechanical Officials Uniform Evaluation Service (IAPMO ES), the City of Los Angeles (LARR’s), the State of Florida, and California’s Division of the State Architect (DSA).

These entities require that products be evaluated to applicable code requirements, design standards and test procedures. If there are no applicable testing and design standards in the current code for a product, these entities may develop their own product acceptance or evaluation criteria which must be followed to obtain the product’s recognition and listing. SST considers product evaluation, recognition and listing to the building code as a significant tool that facilitates and expedites the use of SST’s products by design professionals, building officials, inspectors and contractors. Industry members are more likely to use building products that have the appropriate recognition and listing than products that lack this acceptance. SST devotes considerable time and testing resources to obtaining and maintaining appropriate listings for its products. SST actively participates in industry related professional associations and building code committees both to keep abreast of regulatory changes and to provide comments and expertise to these regulatory agencies.

Competition

Simpson Strong-Tie faces a variety of competition in all of the markets in which it participates. This competition ranges from subsidiaries of large national or international corporations to small regional manufacturers. While price is an important factor, SST also competes on the basis of quality, breadth of product line, proprietary technology, technical support, availability of inventory, service (including custom design and manufacturing), field support and product innovation. As a result of differences in structural design and building practices and codes, SST’s markets tend to differ by region. Within these regions, SST competes with companies of varying size, several of which also distribute their products nationally or internationally. See “Item 1A — Risk Factors.”

Raw Materials

The principal raw material used by Simpson Strong-Tie is steel, including stainless steel. SST generally orders steel to specific American Society of Testing and Materials (“ASTM”) standards. SST also uses materials such as carbon fiber, epoxies and acrylics in the manufacture of its chemical anchoring and reinforcing products. SST purchases raw materials from a variety of commercial sources. SST’s practice is to seek cost savings and enhanced quality by purchasing from a limited number of suppliers.

The steel industry is highly cyclical and prices for SST’s raw materials are influenced by numerous factors beyond SST’s control, including general economic conditions, competition, labor costs, foreign exchange rates, import duties, raw material shortages and trade restrictions. The steel market continues to be dynamic, with a high degree of uncertainty about future pricing trends. Steel prices are expected to increase from their fourth quarter 2012 levels, as steel mills have been raising prices as expected demand returns to the steel markets. SST expects steel prices to increase during the first half of 2013. Numerous factors may cause steel prices to increase in the future. In addition to increases in steel prices, mills have added surcharges for zinc, energy and freight in response to increases in their costs. These and other factors could adversely affect SST’s cost and access to steel in 2013. If steel prices increase and SST is not able to maintain its prices or increase them sufficiently, SST’s margins could deteriorate. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company historically has not attempted to hedge against changes in prices of steel or other raw materials.

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

Acquisitions and Expansion into New Markets

The Company’s growth potential depends, to some extent, on its ability to penetrate new markets, both domestically and internationally. See “Industry and Market Trends” and “Business Strategy.” Therefore, the Company may in the future pursue acquisitions of product lines or businesses. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In December 2011, the Company purchased the assets of Fox Industries, Inc. (“Fox Industries”), a manufacturer of construction products and systems for restoring, protecting and strengthening concrete. The acquisition broadened the Company’s concrete construction product line, while also extending the overall line into more commercial, industrial and infrastructure markets. The purchase price was $8.7 million. As a result of the acquisition, the Company recorded goodwill of $3.9 million and intangible assets subject to amortization of $2.9 million. Net tangible assets, including accounts receivable, inventory, some prepaid expenses, machinery and equipment and some liabilities, accounted for the balance of the purchase price.

In December 2011, the Company purchased the assets of Automatic Stamping, LLC, a manufacturer of truss plates, and Automatic Stamping Auxiliary Services, LLC and certain real property and improvements owned by TIMMCO, Inc. (collectively “Automatic Stamping”). Combined with the Company’s truss design software, its operating expertise and distribution network, the Company plans to offer truss plates and software products to its existing North American customer base. The purchase price was $43.5 million. As a result of the acquisition, the Company recorded goodwill of $29.5 million and intangible assets subject to amortization of $4.6 million. Net tangible assets, including accounts receivable, inventory, land, building and machinery and equipment, accounted for the balance of the purchase price.

In January 2012, the Company purchased the equity of S&P Clever Reinforcement Company AG and S&P Clever International AG (collectively, “S&P Clever”) for $58.1 million. S&P Clever manufactures and sells engineered materials for repair, strengthening and restoration of concrete, asphalt and masonry construction and has operations throughout Europe. In the Company’s preliminary allocation, it recorded goodwill of $19.9 million and intangible assets subject to amortization of $20.3 million. Tangible assets and liabilities, including current assets and liabilities and other non-current assets and liabilities, accounted for the balance of the purchase price.

In March 2012, the Company purchased substantially all of the assets of CarbonWrap Solutions, L.L.C. (“CarbonWrap”) for $5.5 million. CarbonWrap develops fiber-reinforced polymer products primarily for infrastructure and transportation projects. In the Company’s preliminary allocation, it recorded goodwill of $3.6 million and intangible assets subject to amortization of $1.6 million. Net tangible assets consisting of accounts receivable, inventory, equipment and prepaid expenses accounted for the balance of the purchase price.

In December 2012, the Company completed a transaction with Keymark Enterprises LLC (“Keymark”). In 2011, the Company had purchased various software assets from Keymark and had engaged Keymark to perform software development for the Company, for which the Company had agreed to compensate Keymark at rates equal to a multiple of Keymark’s costs. In the December 2012 transaction, the Company paid Keymark $9.1 million, hired thirty-nine Keymark employees to perform the development work that Keymark had previously been engaged to perform and purchased from Keymark various assets needed for that work. The December 2012 transaction also included termination of the Company’s 2011 software development agreement with Keymark and the Company will be entitled to certain software license revenue that was previously received by Keymark.

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

Employees and Labor Relations

As of December 31, 2012, the Company had 2,188 full-time employees, of whom 870 were hourly employees and 1,318 were salaried employees. The Company believes that its overall compensation and benefits for the most part meet industry averages and that its relations with its employees are good.

A significant number of the employees at two of SST’s facilities are represented by labor unions and are covered by collective bargaining agreements. SST’s facility in San Bernardino County, California, has two of SST’s collective bargaining agreements, one with tool and die craftsmen and maintenance workers, and the other with sheetmetal workers. These two contracts expire February 2014 and June 2014, respectively. Simpson Strong-Tie’s facility in Stockton, California, is also a union facility with two collective bargaining agreements, which also cover tool and die craftsmen and maintenance workers and sheetmetal workers. These two contracts will expire June 2015 and September 2015, respectively. See “Item 1A — Risk Factors.”

Available Information

The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company makes available, free of charge, on its website at www.simpsonmfg.com, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement, company governance guidelines and code of ethics and the charters of the Audit, the Compensation and Leadership Development, and the Governance and Nominating Committees of its Board of Directors. Printed copies of any of these materials will be provided free of charge on request.

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

•                  it may become even more costly or difficult for us to obtain the agreed or additional financing or to refinance our existing credit facility; and

•                  our assets may be impaired or subject to write down or write off.

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

We face a variety of competition in all of the markets in which we participate. Many of our competitors have greater financial and other resources than we do. In addition, other technologies may render our products obsolete or noncompetitive. Other companies may find our markets attractive and enter those markets. Competitive pricing, including price competition or the introduction of new products, has in the past and may in the future have material adverse effects on our revenues and profit margins.

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

We have substantial sales to a few large customers. Loss of all or part of our sales to a large customer would have a material adverse effect on our revenues and profits. Our largest customer accounted for 10%, 10% and 11% of net sales for the years ended December 31, 2012, 2011 and 2010, respectively. See Note 14 to the Company’s Consolidated Financial Statements. This customer may endeavor to replace our products in some or all markets,  with lower-priced products supplied by others or may otherwise reduce its purchases of our products. We also might reduce our dependence on our largest customer by reducing or terminating sales to one or more of the customer’s subsidiaries. Any reduction in, or termination of, our sales to this customer would at least temporarily, and possibly longer, cause a material reduction in our net sales, income from operations and net income. A reduction in or elimination of our sales to our largest customer, or another of our larger customers, would increase our relative dependence on our remaining large customers.

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

We have not attempted to hedge against changes in prices of steel or other raw materials. In recent years, however, we have increased our steel purchases in an effort to mitigate the effects of rising steel prices. In some years since 2007 our sales have declined with the declines in the housing and financial markets. As a result, our inventory fluctuated substantially. Inventory fluctuation can materially and adversely affect our margins, cash flow and profits.

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

We pursue acquisitions of product lines or businesses. Acquisitions involve numerous risks, including, for example:

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

•                  increased cost of regulatory compliance and enforcement;

•                  consumer and other claims related to products of acquired businesses; and

•                  the potential loss of key employees of acquired businesses.

In addition, future acquisitions may involve our issuance of additional equity securities that dilute the value of our existing equity securities, increase our debt, and cause impairment and amortization expenses related to goodwill and other intangible assets, which could materially and adversely affect our profitability. Any acquisition could materially and adversely affect our business and operating results.

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

We may decide to dispose of assets and incur material expenses in doing so.

We have terminated in the past and may terminate in the future product lines or businesses if we determine that the cost of operating them is not warranted by their expected profitability. For example, we sold the assets of our subsidiary Simpson Dura-Vent Company, Inc. in 2010 and we terminated our heavy-duty mechanical anchor systems business in Ireland and Germany in 2012. In addition to employee severance, lease buy-outs and other shut-down costs, the net realizable value may be substantially less than our carrying cost of the assets of terminated operations, resulting in material costs and materially and adversely affecting our sales, assets, profitability and financial condition.

Seasons and business cycles affect our operating results.

Our sales are seasonal, with operating results varying from quarter to quarter. With some exceptions, our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of the year, as customers purchase construction materials in the late spring and summer months for the construction season. In addition, weather conditions, such as unseasonably warm, cold or wet weather, which affect, and sometimes delay or accelerate installation of some of our products, significantly affect our results of operations. Political and economic events can also affect our sales and profitability.

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

Our manufacturing operations involve the use of solvents, chemicals, oils and other materials that are regarded as hazardous or toxic. We also use complex and heavy machinery and equipment that can pose severe safety hazards, especially if not properly and carefully used. Some of our products also incorporate materials that are hazardous or toxic in some forms, such as zinc and lead used in some steel galvanizing processes, chemicals used in our acrylic and epoxy anchoring products, and chemicals used in our concrete repair, strengthening and protecting products. The gun powder used in our powder-actuated tools is explosive. Misuse of other materials in some of our products could also cause injury or sickness.

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

We depend on certain key management and technical personnel, including, among others, Thomas J Fitzmyers, Karen Colonias, Brian Magstadt, Phillip “Terry” Kingsfather, Michael J. Herbert and Jeffrey E. Mackenzie. The loss of one or more key employees could materially and adversely affect us.

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

A significant number of our employees are represented by labor unions and covered by collective bargaining agreements that will expire in 2014 and 2015. A work stoppage or interruption by a significant number of our employees could have a material and adverse effect on our sales and profitability.

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

Barclay Simpson, the Chairman Emeritus of our Board of Directors, controls approximately 16% of the outstanding shares of our common stock. Mr. Simpson and Thomas J Fitzmyers, the Chairman of our Board of Directors (even though Mr. Fitzmyers owns less than 1% of the outstanding shares of our common stock), have significant influence with respect to the election of our directors and over some fundamental changes affecting us, such as a merger or sale of assets or amendment of our Certificate of Incorporation or Bylaws.

Additional financing, if needed, to fund our working capital, growth or acquisitions may not be available on reasonable terms, or at all.

If our cash requirements for working capital or to fund our growth increase to a level that exceeds the amount of cash that we generate from operations, or if we should decide to make an acquisition that requires more cash than we have available internally and through our current credit arrangements, we will need to seek additional financing. In that event, we may need to enter into additional or new borrowing arrangements or consider equity financing. Additional or new borrowings may not be available on reasonable terms, or at all. Our ability to raise money by issuing and selling shares of our common or preferred stock would depend on general market conditions and the demand for our stock. We may be unable to raise adequate capital on reasonable terms by selling stock. If we sell stock, our existing stockholders could experience substantial dilution. Our inability to secure additional financing could prevent the expansion of our business, internally and through acquisitions.

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

Our issuance of substantial amounts of our common stock could adversely affect the prevailing market price for our common stock. All of the outstanding shares of our common stock are freely tradable without restriction under the Securities Act of 1933, other than 8.0 million shares held February 20, 2013 by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933. Options to purchase 1.9 million shares of our common stock were outstanding as of December 31, 2012, including options to purchase 1.1 million shares that were exercisable. If a substantial number of shares were sold in the public market pursuant to Rule 144 or on exercise of options, the trading price of our common stock in the public market could be adversely affected.

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

If we decide to change significantly the location, nature or extent of a portion of our manufacturing operations, we may need to record an impairment of our goodwill. Our goodwill totaled $122.0 million at December 31, 2012. Recording an impairment of our goodwill correspondingly reduces our net income. In 2007, for example, we decided to move part of our Canadian manufacturing operations to China, and as a result, we recorded a goodwill impairment of $10.7 million, which materially reduced our net income in 2007. Other changes or events in the future could further impair our recorded goodwill, which could also materially and adversely affect our profitability.

Impairment charges on goodwill or other intangible assets would adversely affect our financial position and results of operations.

We are required to perform impairment tests on our goodwill and other intangible assets annually or at any time when events occur that could affect the value of such assets. To determine whether a goodwill impairment has occurred, we compare fair value of each of our reporting units with its carrying value. Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, adverse actions by regulatory authorities, unanticipated competition, loss of key customers or changes in technology or markets, can require a charge for impairment that can materially and adversely affect our reported net income and our stockholders’ equity. For example, in 2010, our annual impairment test resulted in goodwill impairment charge of $6.3 million associated with assets acquired in Germany and Ireland in 2008 as part of our European Anchor reporting unit, in 2011, our annual impairment test resulted in goodwill impairment charge of $1.3 million associated with assets acquired in England in 1999 as part of our U.K. reporting unit, and in 2012, our annual impairment test resulted in goodwill impairment charge of $2.3 million associated with assets acquired in Germany in 2002 and 2008 as part of our Germany reporting unit. The carrying value of each of these reporting units exceeded their respective fair values, primarily due to reduced future expected net cash flows from weakening profit margins. If current adverse conditions in the home-building industry, the financial markets or the economy generally should continue longer than we expect, we may need to take further charges for impairment, which we are not now able to estimate, but which may be substantial.

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

Failure to comply with export, import, and sanctions laws and regulations could affect us materially and adversely.

We are subject to a number of export, import and economic sanction regulations, including the International Traffic in Arms Regulations (the “ITAR”), the Export Administration Regulations (the “EAR”) and U.S. sanction regulations administered by the U.S. Department of Treasury, Office of Foreign Assets (“OFAC”). Foreign governments where we have operations also implement export, import and sanction laws and regulations.

If we do not obtain all necessary import and export licenses required by applicable export and import regulations, including the ITAR and the EAR, we may be subject to fines, penalties and other regulatory action by governmental authorities, including, among other things, having our export or import privileges suspended. If we conduct business with any countries, entities or individuals sanctioned by OFAC or any equivalent foreign regulation or law, or otherwise fail to comply in any manner with applicable sanction regulations or laws, we may be subject to fines, penalties and other regulatory action. Even if our policies and procedures for exports, imports and sanction regulations comply, but our employees fail or neglect to follow them in all respects, we might incur similar liability.

Any change in applicable export, import or sanction laws or regulations or any legal or regulatory violations could materially and adversely affect our business and financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns its home office in Pleasanton, California, and its principal United States manufacturing facilities in Stockton and San Bernardino County, California, McKinney, Texas, and Columbus, Ohio. The principal manufacturing facilities located outside the United States, the majority of which are owned, are in Canada, France, Denmark, Poland, Portugal and China. The Company also owns and leases smaller manufacturing facilities, warehouses, research and development facilities and sales offices in the United States, Europe, Australia, Asia and the Middle East. As of February 28, 2013, the Company’s owned and leased facilities were as follows:

	Number Of	Approximate Square Footage
	Properties	Owned	Leased	Total
		(in thousands of square feet)
North America	21	2,122	604	2,726
Europe	19	549	224	773
Asia/Pacific	14	175	52	227
Administrative and all other	2	368	—	368
Total	56	3,214	880	4,094

The Company’s properties are constructed primarily of steel, brick or concrete and, in management’s opinion, are maintained in good operating condition. The Company’s manufacturing facilities are equipped with specialized equipment and use extensive automation. The Company considers its existing and planned facilities to be adequate for its operations as currently conducted and as planned through 2013. The Company’s leased facilities typically have renewal options and have expiration dates through 2022. The Company believes it will be able to extend leases on its various facilities as necessary, as they expire. The manufacturing facilities currently are being operated with one full shift. The Company anticipates that it may require additional facilities to accommodate possible future growth.

In January 2012, as part of the acquisition of S&P Clever, the Company acquired land and buildings in Switzerland, Germany and Poland. In March 2012, the Company sold its facility in San Leandro, California. At December 31, 2012, the Company had classified its facility in Hungen, Germany, as assets held for sale. In December 2012, the Company ceased operations in Ireland and has closed its facilities there. It is likely the Ireland property will also be classified as asset held for sale in 2013.

The Company retained its real estate in Vacaville, California. On completion of the sale of the Simpson Dura-Vent assets to M&G in 2010, the Company leased that facility to M&G for approximately $0.9 million per year for ten years. This property is classified as “Administrative and all other.”

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

Corrosion, hydrogen embrittlement, cracking, material hardness, wood pressure-treating chemicals, misinstallations, misuse, design and assembly flaws, manufacturing defects, environmental conditions or other factors can contribute to failure of fasteners, connectors, anchors, adhesives and tools. On occasion, some of the fasteners and connectors that the Company sells have failed, although the Company has not incurred any material liability resulting from those failures. The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions. The Company subjects its products to extensive testing, with results and conclusions published in Company catalogues and on its websites.

Pending Claims

Four lawsuits (the “Cases”) have been filed against the Company in the Hawaii First Circuit Court: Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4”). Case 1 was filed on November 18, 2009. Cases 2 and 3 were originally filed on June 30, 2009. Case 4 was filed on August 19, 2009. The Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage. Case 1 is a putative class action brought by the owners of allegedly affected Ocean Pointe houses. Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new representative plaintiff. Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments. Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products. Case 4 is a putative class action brought, like Case 1, by owners of allegedly affected Ocean Pointe homes. In Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are actually the fault of the Company. Similarly, Haseko’s sub-contractors on the Ocean Pointe development brought cross-claims against the Company seeking indemnity and contribution for any amounts for which they may ultimately be found liable. None of the Cases alleges a specific amount of damages sought, although each of the Cases seeks compensatory damages, and Case 1 seeks punitive damages. Cases 1 and 4 have been consolidated. In December 2012, the Court granted the Company summary judgment on the claims asserted by the plaintiff homeowners in Cases 1 and 4, and on the third party complaint and cross-claims asserted by Haseko and the sub-contractors, respectively, in Case 4. Haseko and the sub-contractors may yet attempt to assert new or additional claims against the Company, and the Court has not definitively precluded them from doing so. The Company continues to investigate the facts underlying the claims asserted in the Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed. At this time, the likelihood that the Company will be found liable under any legal theory, and the extent of such liability, if any, are unknown. Management believes the Cases may not be resolved for an extended period. The Company intends to defend itself vigorously in connection with the Cases.

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

On November 21, 2011, the Company commenced a lawsuit against National Union, Fireman’s Fund, Hartford and others in the Superior Court of the State of California in and for the City and County of San Francisco (the “San Francisco coverage action”). In the San Francisco coverage action, the Company alleges generally that the separate pendency of the National Union action and the Fireman’s Fund action presents a risk of inconsistent adjudications; that the San Francisco Superior Court has jurisdiction over all of the parties and should exercise jurisdiction at the appropriate time to resolve any and all disputes that have arisen or may in the future arise among the Company and its liability insurers; and that the San Francisco coverage action should also be stayed pending resolution of the underlying Ocean Pointe Cases. The San Francisco coverage action has been ordered stayed pending resolution of the Cases.

Nishimura v. Gentry Homes, Ltd; Simpson Manufacturing Co., Inc.; and Simpson Strong-Tie Company, Inc., Civil no. 11-1-1522-07, was filed in the Circuit Court of the First Circuit of Hawaii on July 20, 2011. The Nishimura case alleges premature corrosion of the Company’s strap tie holdown products in a housing development at Ewa Beach in Honolulu, Hawaii. The case is a putative class action brought by owners of allegedly affected homes. The Complaint alleges that the Company’s strap products and mudsill anchors are insufficiently corrosion resistant and/or fail to comply with Honolulu’s building code. In February 2012, the Court dismissed three of the five claims the plaintiffs had asserted against the Company. The Company is currently investigating the allegations of the complaint, including, among other things: the existence and extent of the alleged corrosion, if any; the building code provisions alleged to be applicable and, if applicable, whether the products complied; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if any are needed. At this time, the likelihood that the Company will be found liable for any damage allegedly suffered and the extent of such liability, if any, are unknown. The Company denies any liability of any kind and intends to defend itself vigorously in this case.

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

The Company is not engaged in any other legal proceedings as of the date hereof, which the Company expects individually or in the aggregate will have a material adverse effect on the Company’s financial condition, cash flows or results of operations. The resolution of claims and litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

Item 4. Mine Safety Disclosure.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SSD.” The following table shows the range of high and low closing sale prices per share of the common stock as reported by the NYSE and dividends paid per share of common stock for the calendar quarters indicated:

	Market Price		Dividends
Quarter	High	Low	Paid
2012
Fourth	$33.74	$28.57	$0.250
Third	30.06	23.69	0.125
Second	32.48	26.64	0.125
First	34.55	28.69	0.125

2011
Fourth	$35.23	$23.43	$0.125
Third	30.57	23.86	0.125
Second	30.39	26.05	0.125
First	31.67	26.21	0.125

The Company estimates that as of February 20, 2013, approximately 9,521 persons beneficially owned shares of the Company’s common stock either directly or through nominees.

The Company began declaring quarterly dividends of $0.05 per common share in January 2004. The Company paid quarterly dividends of $0.125 per share in 2011 and 2012, and also paid a special one-time dividend of $0.125 per share in December 2012 in lieu of the regular quarterly dividend that the Company would have otherwise paid in the second quarter of 2013. Future dividends, if any, will be determined by the Company’s Board of Directors, based on the Company’s earnings, cash flows, financial condition and other factors deemed relevant by the Board of Directors.

In February 2013, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2013. This replaces the $50.0 million repurchase authorization from January 2012. In 2012, the Company did not repurchase any shares. In 2011, the Company repurchased 1.9 million shares of its common stock, at a cost of $53.2 million.

The following table sets forth certain information as of December 31, 2012, concerning (a) all equity compensation plans of the Company previously approved by the stockholders and (b) all equity compensation plans of the Company not previously approved by the stockholders.

	(a)	(b)	(c)
			Number of
			securities remaining
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	on exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants & rights	warrants & rights	reflected in column (a))

Equity compensation plans approved by stockholders	1,907,410	$31.58	6,279,144

Equity compensation plans not approved by stockholders	0	N/A	53,000	(1)

Total	1,907,410	$31.58	6,332,144

(1)         Includes 9,300 shares issued on January 7, 2013, under the Company’s 1994 Employee Stock Bonus Plan. As of December 31, 2012, the Company had reserved 200,000 shares of common stock for issuance as bonuses under the 1994 Employee Stock Bonus Plan, of which 147,000 shares had been issued.

Company Stock Price Performance

The graph below compares the cumulative total stockholder return on the Company’s common stock from December 31, 2007, through December 31, 2012, with the cumulative total return on the S & P 500 Index and the Dow Jones Building Materials Index over the same period (assuming the investment of $100 in the Company’s common stock and in each of the indices on December 31, 2007, and reinvestment of all dividends).

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years ended December 31, 2012, 2011, 2010, 2009 and 2008 (presented in thousands, except per share amounts), derived from the Consolidated Financial Statements of the Company. The Company sold its venting operation in 2010 and has classified the venting operation as discontinued operations for the periods presented herein. The Company adopted the revised business combinations guidance codified as the “Business Combinations” topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”). The presentation of the information in the tables below complies with the accounting pronouncements, but is not necessarily comparable with prior years. The financial information below includes acquired company results of operations beginning on the dates of acquisition. For a summary of recent acquisitions, see “Note 2 — Acquisitions” to the consolidated financial statements included herein. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Years Ended December 31,
(in thousands, except per-share data)	2012	2011	2010	2009	2008

Statement of Operations Data:
Net sales	$657,236	$603,446	$555,487	$526,544	$676,724
Cost of sales	373,759	332,642	311,349	341,645	404,163
Gross profit	283,477	270,804	244,138	184,899	272,561

Research and development and other engineering expense	35,919	25,886	21,110	18,756	20,173
Selling expense	82,364	73,568	63,293	58,790	73,509
General and administrative expense	100,973	95,820	79,788	75,063	86,880
Impairment of goodwill	2,346	1,282	6,292	—	2,964
Loss (gain) on sale of assets	166	191	(4,769)	794	(122)
Income from operations	61,709	74,057	78,424	31,496	89,157

Income (loss) in equity method investment, before tax	—	4,389	(535)	(194)	(486)
Interest income, net	212	340	148	175	2,606
Income from continuing operations before income taxes	61,921	78,786	78,037	31,477	91,277

Provision for income taxes from continuing operations	20,003	27,886	33,239	17,356	36,102
Income from continuing operations, net of tax	41,918	50,900	44,798	14,121	55,175

Discontinued operations:
Loss from discontinued operations	—	—	(23,419)	(2,986)	(1,625)
Benefit from income taxes from discontinued operations	—	—	(7,207)	(1,082)	(384)
Loss from discontinued operations, net of tax	—	—	(16,212)	(1,904)	(1,241)

Net income	$41,918	$50,900	$28,586	$12,217	$53,934

Earnings (loss) per share of common stock:

Basic
Continuing operations	$0.87	$1.04	$0.91	$0.29	$1.13
Discontinued operations	—	—	(0.33)	(0.04)	(0.03)
Net income	0.87	1.04	0.58	0.25	1.11
Diluted
Continuing operations	$0.87	$1.04	$0.90	$0.29	$1.13
Discontinued operations	—	—	(0.33)	(0.04)	(0.03)
Net income	0.87	1.04	0.58	0.25	1.10

Cash dividends declared per share of common stock	$0.625	$0.50	$0.40	$0.40	$0.40

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Balance Sheet Data:
Working capital	$402,538	$430,476	$511,640	$458,607	$455,703
Property, plant and equipment, net	213,452	195,716	177,072	187,814	193,318
Goodwill	121,981	99,849	70,069	81,626	68,619
Total assets	890,322	836,087	874,709	843,805	830,200
Line of credit and long-term debt, including current portion	178	—	—	—	26
Total liabilities	100,754	77,724	86,916	80,021	81,174
Total stockholders’ equity	789,568	758,363	787,793	763,784	749,026

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

The following is a discussion and analysis of the consolidated financial condition and results of continuing operations, unless stated otherwise, for the Company for the years ended December 31, 2012, 2011 and 2010, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere herein.

Overview

The Company designs, manufactures and sells building construction products that are of high quality and performance, easy to use and cost-effective for customers. It operates in three business segments determined by geographic region; North America, Europe and Asia/Pacific. The North American segment sells both wood and concrete construction products and has been highly dependent on housing starts. The Company has made efforts to be less dependent on new housing construction by expanding its line of concrete construction products. The European segment also sells both wood and concrete construction products and until recently relied primarily on wood construction products for its success. The recent European acquisition of S&P Clever and its concrete construction products have contributed to nearly all of the European segment’s sales growth compared to 2010. In September 2012, the Company decided to discontinue manufacturing and selling heavy-duty mechanical anchors in Europe to focus on other concrete construction products such as its light and medium-duty anchors and products sold by Fox Industries and S&P Clever. The Asia/Pacific segment sold both wood and concrete construction products in nearly equal amounts in both 2012 and 2010. With the recent acquisition of Fox Industries in North America and S&P Clever in Europe, the Company believes its sales of concrete construction products should grow in the Asia/Pacific segment.

The Company generally manufactures products and incurs costs in the areas where sales occur. Therefore, for each of the Company’s foreign operations the local currency is the functional currency and each foreign operation transacts primarily in its functional currency. The Company does not currently plan to enter into foreign currency contracts to hedge its exposure to foreign exchange rates.

The Administrative & All Other segment primarily includes expenses such as self-insured workers compensation claims for certain members of management, stock-based compensation for certain members of management, interest expense, foreign exchange gains or losses and income tax expense, as well as revenues and expenses related to real estate activities, such as rental income and depreciation expense on the Company’s facility in Vacaville, California, which the Company has leased to a third party for a 10-year term expiring in August 2020.

The Company experienced net sales growth from 2010 to 2012 primarily from higher volumes, partly due to acquisitions, and increased pricing. The Company’s net income in 2012 increased from 2010 but is down from 2011.

The following are the more significant developments in the Company’s performance since 2010:

•                  Net sales increased to $657.2 million in 2012 from $555.5 million in 2010, reflecting improved economic conditions primarily in North America and additional net sales of $15.1 million from to the North American acquisitions and of $17.1 million from the European acquisition. Net sales increased in 2012 from 2010 in all regions of the United States, with an above-average rate of increase in the southeast region of the country, and net sales to contractor distributers and lumber dealers increased significantly over the same period. Overall, home center sales in 2012 decreased from their 2011 level and were comparable to their 2010 level, due to the loss of a customer, although 2012 sales to The Home Depot increased from 2010. Sales to The Home Depot exceeded 10% of the Company’s consolidated net sales in the years ended December 31, 2012, 2011 and 2010 (see “Item

1A — Risk Factors” and Note 14 to the Company’s Consolidated Financial Statements). Net sales also increased in 2012 from 2010 in the European and Asia/Pacific segments, with above average increases in the Asia/Pacific segment. Net sales increases in North America and Europe segments were partly due to the acquisitions of:

•                  Certain assets of CGMI, formerly called Socom S.A., a French company (“Socom”), in 2010:

•                  The assets of Fox Industries, Inc. (“Fox Industries”), a Maryland company, in December 2011:

•                  The assets of Automatic Stamping, LLC, and Automatic Stamping Auxiliary Services, LLC, both North Carolina limited liability companies (collectively “Automatic Stamping”), in December 2011; and

•                  S&P Clever Reinforcement AG and S&P Clever International AG, both companies incorporated under the laws of Switzerland (collectively “S&P Clever”), in January 2012.

•                  Gross profit margin decreased from 44.0% in 2010 to 43.1% in 2012, with wood construction products representing 85% of total sales in 2012, down from 89% of total sales in 2010. The overall 2012 gross profit margin was negatively affected by increased sales of concrete construction products, which have lower profit margins and higher material costs as compared to wood construction products. The gross profit margin differential between wood construction products and concrete construction products narrowed from 23% in 2010 to 17% in 2012.

•                  Operating expenses increased to $221.8 million, 33.7% of sales, in 2012 from $165.7 million, 29.9% of sales in 2010, primarily due to acquisitions, which increased the number of employees since 2010, research and development expenses and depreciation and amortization expenses.

Retailers and distributors have consolidated over time, both providing opportunities for growth and exposing Simpson Strong-Tie to potential over-dependence with the increasing size and importance of individual customers. The loss of any of the larger home centers and distributors as customers would have a material adverse effect on SST, unless and until either such customers are replaced or SST makes the necessary adjustments (if possible) to compensate for the loss of business.

Results of Operations

The following table sets forth, for the years indicated, the percentage of net sales of specified items in the Company’s Consolidated Statements of Operations.

	Years Ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.9%	55.1%	56.0%
Gross profit	43.1%	44.9%	44.0%
Research and development and other engineering	5.5%	4.3%	3.8%
Selling expense	12.5%	12.2%	11.4%
General and administrative expense	15.4%	15.9%	14.4%
Impairment of goodwill	0.4%	0.2%	1.1%
Gain on sale of assets	0.0%	0.0%	(0.9)%
Income from operations	9.4%	12.3%	14.1%
Income (loss) in equity method investment	0.0%	0.7%	(0.1)%
Interest income, net	0.0%	0.1%	—
Income from continuing operations, before income taxes	9.4%	13.1%	14.0%
Provision for income taxes from continuing operations	3.0%	4.6%	6.0%
Income from continuing operations, net of tax	6.4%	8.4%	8.1%
Loss from discontinued operations, net of tax	—	—	(2.9)%
Net income	6.4%	8.4%	5.1%

Comparison of the Years Ended December 31, 2012 and 2011

The following table illustrates the change in the Company’s continuing operations from 2011 to 2012, and the increases or decreases for each category by segment.

(in thousands)

	Continuing	Increase (Decrease) in Operating Segment				Continuing
	Operations	North		Asia/	Admin &	Operations
	2011	America	Europe	Pacific	All Other	2012

Net sales	$603,446	$48,173	$4,303	$1,315	$(1)	$657,236
Cost of sales	332,642	36,431	5,020	501	(835)	373,759
Gross profit	270,804	11,742	(717)	814	834	283,477

Research and development and other engineering expense	25,886	10,280	(226)	11	(32)	35,919
Selling expense	73,568	8,075	136	784	(199)	82,364
General and administrative expense	95,820	(2,829)	7,707	1,345	(1,070)	100,973
Impairment of goodwill	1,282	—	1,064	—	—	2,346
Loss (gain) on sale of assets	191	(20)	(7)	2	—	166
Income from operations	74,057	(3,764)	(9,391)	(1,328)	2,135	61,709

Income (loss) in equity method investment, before tax	4,389	(4,389)	—	—	—	—
Interest income, net	340	(79)	110	21	(180)	212
Income from continuing operations before income taxes	78,786	(8,232)	(9,281)	(1,307)	1,955	61,921

Provision for income taxes from continuing operations	27,886	(10,311)	956	1,128	344	20,003
Income from continuing operations, net of tax	$50,900	$2,079	$(10,237)	$(2,435)	$1,611	$41,918

Net Sales

The following table represents net sales by segment for the years ended December 31, 2011 and 2012:

(in thousands)

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

December 31, 2011	$474,722	$118,246	$9,528	$950	$603,446
December 31, 2012	522,895	122,549	10,843	949	657,236
Increase (decrease)	$48,173	$4,303	$1,315	$(1)	$53,790
Percentage increase (decrease)	10.1%	3.6%	13.8%	(0.1)%	8.9%

The following table represents segment net sales as percentages of total net sales for the years ended December 31, 2011 and 2012:

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

Percentage of total 2011 net sales	78.7%	19.6%	1.6%	0.1%	100.0%
Percentage of total 2012 net sales	79.6%	18.6%	1.7%	0.1%	100.0%

•                  The 10.1% increase in North American segment net sales accounted for 89.6% of the overall increase and resulted from increased sales volume and the acquisitions of Fox Industries and Automatic Stamping while average prices for the year were flat.

•                  The 3.6% increase in European segment net sales accounted for 8.0% of the overall Company increase and resulted from the acquisition of S&P Clever and a slight price increase partly offset by reduced sales volumes due to difficult economic conditions, and unfavorable currency translations of approximately $5.8 million.

•                  Net sales in the Asia/Pacific segment, although relatively small, have increased as the Company continued expanding its presence in the region. Asia/Pacific net sales were not materially affected by currency translations.

Gross Profit

The following table represents gross profit by segment for the years ended December 31, 2011 and 2012:

(in thousands)

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total
December 31, 2011	$231,499	$38,561	$667	$77	$270,804
December 31, 2012	243,242	37,844	1,481	910	283,477
Increase (decrease)	$11,742	$(717)	$814	$833	$12,673
Percentage increase (decrease)	5.1%	(1.9)%	122.0%	NM	4.7%

The following table represents gross profit percentage by segment for the years ended December 31, 2011 and 2012:

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

2011 gross profit percentage	48.8%	32.6%	7.0%	NM	44.9%
2012 gross profit percentage	46.5%	30.9%	13.7%	NM	43.1%

•                  Wood construction products represented 85% of total sales in 2012, down from 89% of total sales in 2011.

•                  The overall 2012 gross profit margins were negatively affected by increased sales of concrete construction products, which have lower profit margins.

•                  The gross profit margin differential between wood construction products and concrete construction products increased from 15% in 2011 to 17% in 2012.

•                  The North American segment accounted for 92.7% of the overall increase in gross profit with wood construction products representing 87% of total North American segment’s net sales in 2012, down from 89% in 2011. The decreased gross profit margin was due primarily to higher material costs as a percentage of net sales, increased concrete construction product sales, which have a lower gross profit margin than wood construction product sales, and greater price competition.

•                  Wood construction product sales represented 80% of the European segment’s net sales in 2012 down from 92% in 2011. The decreased gross profit margin was primarily due to charges resulting from the decision to discontinue manufacturing heavy-duty mechanical anchors made at the Company’s facility in Ireland and selling those products in Europe. The charges related to the closure of the Irish facility and discontinuing the sale of heavy-duty anchor products in the European segment. The charges included severance costs of $2.3 million, loss on sale of inventory of $1.0 million and accelerated depreciation of $0.2 million.

The Company continues to face uncertainty in the cost and availability of steel. If steel prices increase and the Company is not able to maintain its prices or increase them sufficiently, the Company’s margins could deteriorate further.

Research and Development and Other Engineering Expense

Research and development and other engineering expense increased 38.8% to $35.9 million in 2012 from $25.9 million in 2011. The increase was primarily due to additional professional fees of $6.5 million for truss software development, personnel costs of $2.4 million for additional employees and pay rate increases and stock-based compensation of $0.4 million

•      Research and development and other engineering expense attributable to the North American segment increased $10.3 million, including professional fees of $6.7 million and personnel costs of $2.3 million.

•      None of the changes in the other segments was individually material.

Selling Expense

Selling expense increased 12.0% to $82.4 million in 2012 from $73.6 million in 2011. The increase was primarily due to additional personnel costs of $5.0 million, resulting from the recent North American and European acquisitions and expansion in the Asia/Pacific segment, additional employees, increased pay rates and stock-based compensation of $1.3 million, legal and professional fees of $1.2 million and promotional costs of $1.1 million.

•                  Selling expenses attributable to the North America segment increased $8.1 million, including increases in personnel costs of $3.8 million, stock-based compensation of $1.3 million, promotional costs of $1.1 million and professional fees of $1.0 million.

•                  Selling expenses attributable to the Asia/Pacific segment increased $0.8 million, including increases in $0.7 million in personnel costs.

General and Administrative Expense

General and administrative expense increased 5.4% to $101.0 million in 2012 from $95.8 million in 2011. Personnel costs increased $4.3 million primarily due to the recent European acquisition and expansion in the Asia/Pacific segment, additional employees and an increase in pay rates. Amortization expense increased $3.3 million and depreciation expense increased $1.5 million primarily due to the recent acquisitions in both North America and Europe. The remaining increases in general and administrative expenses included $1.3 million in stock-based compensation, $0.7 million in computer hardware, software and support and the remainder in various other expenses. These increases were partly offset by a net decrease in professional and legal fees of $5.3 million, although professional and legal fees increased by $1.3 million in the European segment due to the 2012 acquisition and the closure of the Ireland facility, and a decrease in cash profit sharing of $2.2 million due to lower operating income.

•                  General and administrative expense attributable to the North American segment decreased $2.8 million, including decreases in profession and legal fees of $6.6 million and cash profit sharing of $1.1 million, partly offset by increases in depreciation expense of $1.6 million, amortization expense of $1.1 million, personnel costs of $0.7 million, computer hardware, software and support of $0.6 million and stock-based compensation of $0.3 million.

•                  General and administrative expense attributable to the European segment increased $7.7 million, including increases in personnel costs of $2.3 million, amortization expense of $1.5 million, professional and legal fees of $1.0 million and stock-based compensation of $0.3 million, partly offset by a decrease in cash profit sharing of $0.2 million. Closure of the Ireland facility also contributed to the increased General and Administrative expense attributable to the European segment, which included amortization expense of $0.6 million, severance costs of $0.4 million and legal and professional fees of $0.3 million.

•                  General and administrative expense attributable to the Asia/Pacific segment increased $1.3 million, including increases in personnel costs of $1.1 million and cash profit sharing of $0.1 million.

•                  General and administrative expense attributable to the Admin & All Other segment decreased $1.1 million including an increase in stock-based compensation of $0.7 million, offset by decreases in cash profit sharing of $1.0 million and various other items.

Impairment of Goodwill

The impairment charge of $2.3 million taken in 2012 resulting from the Company’s annual impairment test in the fourth quarter of 2012 was associated with assets in Germany that were acquired in 2002 and 2008 and with the Germany reporting unit. The Germany reporting unit’s carrying value, including goodwill, exceeded the fair value, primarily due to reduced future expected net cash flows from weakening profit margins due to European economic conditions, specifically in Germany. The goodwill associated with the Germany reporting unit is fully impaired. The method to determine the fair value of the Germany reporting unit was a discounted cash flow model. The Company’s 2011 annual goodwill impairment analysis resulted in an impairment charge of $1.3 million associated with the U.K. reporting unit. The Germany and U.K. reporting units are associated with the European segment. See “Critical Accounting Policies and Estimates — Goodwill Impairment Testing.”

Stock-Based Compensation

The Company estimates that the pre-tax stock-based compensation expense for 2013 will be approximately $9.0 million for stock option grants and restricted stock unit awards in 2009 through 2012 and restricted stock unit awards in 2013. This amount does not include the service inception charge for restricted stock units, if any, that may be awarded in 2014.

Provision for Income Taxes

The effective tax rate was 32.3% for 2012. The provision for income tax expense decreased primarily due to the realization of a $9.9 million tax benefit resulting from the worthless stock deduction for its investment in the Company’s Irish subsidiary. The Company also had nondeductible items such as goodwill impairment and foreign losses for which no tax benefit was recorded. Excluding these factors, the effective tax rate would have been approximately 43%. In 2011 the effective tax rate was 35.4% due to improved operations in countries where valuation allowances had been recorded against tax losses and those allowances were released in 2011.

Comparison of the Years Ended December 31, 2011 and 2010

The following table illustrates the changes in the Company’s continuing operations from 2010 to 2011 and the increases or decreases for each category by segment.

(in thousands)

	Continuing	Increase (Decrease) in Operating Segment				Continuing
	Operations	North		Asia/	Admin &	Operations
	2010	America	Europe	Pacific	All Other	2011

Net sales	$555,487	$30,100	$16,932	$296	$631	$603,446
Cost of sales	311,349	3,971	13,781	2,239	1,302	332,642
Gross profit	244,138	26,129	3,151	(1,943)	(671)	270,804

Research and development and other engineering expense	21,110	3,457	1,252	(50)	117	25,886
Selling expense	63,293	7,068	2,080	599	528	73,568
General and administrative expense	79,788	15,999	153	(1,125)	1,005	95,820
Impairment of goodwill	6,292	—	(5,009)	—	(1)	1,282
Loss (gain) on sale of assets	(4,769)	5,262	(295)	(7)	—	191
Income from operations	78,424	(5,657)	4,970	(1,360)	(2,320)	74,057

Income (loss) in equity method investment, before tax	(535)	4,924	—	—	—	4,389
Interest income, net	148	109	105	76	(98)	340
Income from continuing operations before income taxes	78,037	(624)	5,075	(1,284)	(2,418)	78,786

Provision for income taxes from continuing operations	33,239	(3,364)	148	(1,095)	(1,042)	27,886
Income from continuing operations, net of tax	$44,798	$2,740	$4,927	$(189)	$(1,376)	$50,900

Net Sales

The following table represents net sales by segment for the years ended December 31, 2010 and 2011:

(in thousands)

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

December 31, 2010	$444,622	$101,314	$9,232	$319	$555,487
December 31, 2011	474,722	118,246	9,528	950	603,446
Increase	$30,100	$16,932	$296	$631	$47,959
Percentage increase	6.8%	16.7%	3.2%	197.8%	8.6%

The following table represents segment net sales as percentages of total net sales for the years ended December 31, 2010 and 2011

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

Percentage of total 2010 net sales	80.0%	18.2%	1.7%	0.1%	100.0%
Percentage of total 2011 net sales	78.7%	19.6%	1.6%	0.1%	100.0%

•      The 6.8% increase in North American segment net sales accounted for 62.8% of the overall increase. The increase in North America net sales resulted from increases in both sales volume and price increases averaging 5.2%.

•                  In 2011, net sales increased throughout most of North America with the strongest growth in the south/southeastern region of the United States. North American sales to contractor and dealer distributors and lumber dealers increased.

•                  The 16.7% increase in European segment net sales accounted for 35.3% of the overall increase. The increase in net sales in Europe resulted from an increase in sales volume, as average prices were flat, as well as favorable currency translations of approximately $5.6 million.

•                  Net sales in the Asia/Pacific segment, although relatively small, have increased as the Company expanded its presence in the region and were not materially affected by currency translations.

Gross Profit

The following table represents gross profit by segment for the years ended December 31, 2010 and 2011:

(in thousands)

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

December 31, 2010	$205,372	$35,410	$2,610	$746	$244,138
December 31, 2011	231,499	38,561	667	77	270,804
Increase (decrease)	$26,127	$3,151	$(1,943)	$(669)	$26,666
Percentage increase (decrease)	12.7%	8.9%	(74.4)%	(89.7)%	10.9%

The following table represents gross profit as a percentage of sales by segment for the years ended December 31, 2010 and 2011:

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

2010 gross profit percentage	46.2%	35.0%	28.3%	NM	44.0%
2011 gross profit percentage	48.8%	32.6%	7.0%	NM	44.9%

•                  Wood construction products represented 89% of total sales in both 2011 and 2010.

•                  The increase in 2011 gross profit margins was primarily due to increased absorption of fixed overhead from higher production volumes to meet higher demand.

•                  The gross profit margin differential between wood construction products and concrete construction products group decreased to 15% in 2011 from 22% in 2010. The gross profit margins in both product groups benefited from increased absorption of fixed overhead from higher production volumes to meet higher demand.

•                  The North American segment accounted for 98.0% of the overall increase in gross profit with wood construction products representing 89% of North American segment’s total sales in both 2011 and 2010.  Increased production during 2011 resulted in increased absorption of fixed overhead, also positively affecting gross profit margin.

•                  Wood construction product sales represented 92% of the European segment’s net sales in 2011, were down from 95% in 2010. Increased concrete construction product sales, which have a lower margin relative to the wood construction products contributed to decreased European gross profit margins.

•                  Changes to the other segments were not individually material.

Research and Development and Other Engineering Expense

Research and development and other engineering expense increased 22.6% to $25.9 million in 2011 from $21.1 million in 2010.  The increase was primarily due to increases in personnel costs of $1.9 million, including additional employees and a cost of living pay increase, cash profit sharing of $0.9 million resulting from higher operating profits, and professional services of $0.8 million mostly for an engineering services contract.

•                  Research and development and other engineering expense attributable to the North American segment increased $3.5 million, including personnel costs of $1.1 million, cash profit sharing of $0.9 million and professional fees of $0.7 million.

•                  Research and development and other engineering expense attributable to the European segment increased $1.3 million, including personnel costs of 0.8 million and professional fees of $0.4 million.

•                  Changes to the other segments were not material.

Selling Expense

Selling expense increased 16.2% to $73.6 million in 2011 from $63.3 million in 2010, including increases in personnel costs of $4.9 million for additional employees and a cost of living pay increase, cash profit sharing and commissions of $2.7 million resulting from higher operating profits, promotional costs of $1.4 million mostly for additional printing and promotional activities, and stock-based compensation of $1.0 million due to meeting 2010 performance goals.

•                  Selling expense attributable to the North American segment increased $7.1 million, including increases in personnel costs of $3.3 million, cash profit sharing and commissions of $2.5 million, promotional costs of $0.8 million and stock-based compensation of $0.8 million.

•                  Selling expense attributable to the European segment increased $2.1 million, including increases in personnel costs of $1.1 million, cash profit sharing and commissions of $0.2 million and promotional costs of $0.6 million.

•                  Changes to the other segments were not individually material.

General and Administrative Expense

General and administrative expense increased 20.1% to $95.8 million in 2011 from $79.8 million in 2010, including increases in professional and legal fees of $7.8 million primarily related to acquisitions and the defense and settlement of litigation, cash profit sharing of $3.2 million resulting from higher operating profits, increased personnel costs of $2.2 million mostly for additional employees and a cost of living pay increase, stock-based compensation of $1.3 million due to meeting 2010 performance goals, depreciation expense of $0.9 million for newly acquired assets, and impairment of available for sale assets of $0.7 million. These changes are mostly attributable to the North American segment. Changes to the other segments were not individually material.

Impairment of Goodwill

The impairment charge taken in 2011 resulting from the Company’s annual impairment test in the fourth quarter of 2011 was associated with assets in England that were acquired in 1999 and with the U.K. reporting unit. The U.K. reporting unit’s carrying value, including goodwill, exceeded the fair value, primarily due to reduced future expected net cash flows from weakening profit margins. The goodwill associated with the U.K. reporting unit was fully impaired. The method to determine the fair value of the U.K. reporting unit was a discounted cash flow model. The Company’s 2010 annual goodwill impairment analysis also resulted in an impairment charge associated with the European anchor products reporting unit. These reporting units are associated with the European segment. See “Critical Accounting Policies and Estimates — Goodwill Impairment Testing.”

Gain on Sale of Assets

In 2010, the Company’s North American segment recorded gains on sales of assets of $4.8 million, primarily due to the sale of its real estate in Brea, California.

Provision for Income Taxes

The effective tax rate was 35.4% in 2011, as compared to 42.6% in 2010, primarily due to improved operations in 2011 in countries where valuation allowances had been recorded against tax losses. In addition, the effective tax rate in 2010 was higher because of a goodwill impairment for which no tax benefit was recognized. The change in the provision for income taxes was attributable to the North American and Asia/Pacific segments.

Critical Accounting Policies and Estimates

The critical accounting policies described below affect the Company’s more significant judgments and estimates used in the preparation of the Consolidated Financial Statements. If the Company’s business conditions change or if it uses different assumptions or estimates in the application of these and other accounting policies, the Company’s future results of operations could be adversely affected.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value (market). Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

•                  Raw materials and purchased finished goods — principally valued at cost determined on a weighted average basis: and

•                  In-process products and finished goods — cost of direct materials and labor plus attributable overhead based on a normal level of activity.

The Company applies net realizable value and obsolescence to the gross value of inventory. The Company estimates net realizable value based on estimated selling price less further costs to completion and disposal. The Company impairs slow-moving products by comparing inventories on hand to projected demand. If on-hand supply of a product exceeds projected demand or if the Company believes the product is no longer marketable, the product is considered obsolete inventory. The Company revalues obsolete inventory to its net realizable value. The Company has consistently applied this methodology. The Company believes that this approach is prudent and makes suitable impairments for slow-moving and obsolete inventory. When impairments are established, a new cost basis of the inventory is created. Unexpected change in market demand, building codes or buyer preferences could reduce the rate of inventory turnover and require the Company to recognize more obsolete inventory.

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

If the Company determines that a pre-acquisition contingency (that is not income-tax related) is probable and estimable as of the acquisition date, the Company records its best estimate for such a contingency as a part of the preliminary purchase price allocation. The Company often continues to gather information for and evaluate its pre-acquisition contingencies throughout the measurement period. If the Company changes the amounts recorded or identifies additional pre-acquisition contingencies during the measurement period, such amounts are included in the purchase price allocation during the measurement period and, subsequently, in the Company’s results of operations.

In addition, the Company estimates uncertain tax positions and tax related valuation allowances assumed in connection with a business combination initially as of the acquisition date. The Company reevaluates these items quarterly with any adjustments to its preliminary estimates being recorded to goodwill if the Company is within the measurement period. The Company continues to collect information to determine estimated values. Subsequent to the measurement period or the Company’s final determination of the uncertain tax positions estimated value or tax-related valuation allowances, whichever comes first, changes to these uncertain tax positions and tax-related valuation allowances will affect the Company’s provision for income taxes in its consolidated statement of operations and could have a material effect on the Company’s results of operations and financial position.

Goodwill Impairment Testing

The Company tests goodwill for impairment at the reporting unit level on an annual basis (in the fourth quarter for the Company). The Company also reviews goodwill for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or disposition or relocation of a significant portion of a reporting unit.

The reporting unit level is generally one level below the operating segment, which is at the country level,except in the United States and Australia and except for S&P Clever.

The Company determined that the United States reporting unit includes four components: Northwest United States, Southwest United States, Northeast United States and Southeast United States (collectively the “U.S. Components”). The Company aggregates the U.S. Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the U.S. Components working in concert. The U.S. Components are economically similar because of a number of factors, including selling similar products to the shared customers and sharing assets and services such as intellectual property, manufacturing assets for certain products, research and development projects, manufacturing processes, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the U.S. Components level and costs are allocated among the four U.S. Components.

The Company determined that the Australia reporting unit includes three components: Australia, New Zealand and South Africa (collectively the “AU Components”). The Company aggregates the AU Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the AU Components working in concert. The AU components are economically similar because of a number of factors, including that New Zealand and South Africa operate as extensions of their Australian parent company selling similar products and sharing assets and services such as intellectual property, manufacturing assets for certain products, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the AU Components level and costs are allocated among the AU Components.

The Company determined that the S&P Clever reporting unit includes seven components: S&P Switzerland, S&P Poland, S&P Austria, S&P The Netherland, S&P Portugal, S&P Germany and S&P France (collectively the S&P Components”). The Company aggregates the S&P Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the S&P Components working in concert. The S&P Components are economically similar because of a number of factors, including sharing assets and services such as intellectual property, manufacturing assets for certain products, research and development projects, manufacturing processes, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the S&P Components level and costs are allocated among the S&P Components.

For some reporting units, the Company may first assess qualitative factors related to the goodwill of the reporting unit to determine whether it is necessary to perform a two-step impairment test. If the Company judges that it is more likely than not that the fair value of the reporting unit is greater than the carrying amount of the reporting unit, including goodwill, no further testing is required. If the Company judges that it is more likely than not that the fair value of the reporting unit is less than the carrying amount of the reporting unit, including goodwill, management will perform a two-step impairment test on goodwill. In the first step, management compares the fair value of the reporting unit to its carrying value. The fair value calculation uses a discounted cash flow model and may be supplemented by market approaches if information is readily available. If the Company judges that the carrying value of the net assets assigned to the reporting unit, including goodwill exceeds the fair value of the reporting unit, a second step of the impairment test must be performed to determine the implied fair value of the reporting unit’s goodwill. If the

Company judges that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company would record an impairment charge equal to the difference between the implied fair value of the goodwill and the carrying value.

Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is a judgment involving significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions (Level 3 fair value inputs). The Company bases its fair value estimates on assumptions that it believes to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

The impairment charge taken in 2012 resulting from the Company’s annual impairment test in the fourth quarter of 2012 was associated with assets in Germany that were acquired in the years 2002 and 2008 and with the Company’s Germany reporting unit. The Germany reporting unit’s carrying value, including goodwill, exceeded the fair value, primarily due to reduced future expected net cash flows from weakening profit margins due to European economic conditions, specifically in Germany. The goodwill associated with the Germany reporting unit was fully impaired. The impairment charge taken in 2011 resulting from the Company’s annual impairment test was associated with assets in England that were acquired in 1999 and with the Company’s U.K. reporting unit. The U.K. reporting unit’s carrying value, including goodwill, exceeded the fair value, primarily due to reduced future expected net cash flows from weakening profit margins due to economic conditions. The impairment charge taken in 2010 resulting from the Company’s annual impairment test was related to assets that were acquired in Germany and Ireland in 2008 and associated with the European anchor products reporting unit. The reporting unit’s carrying value, including goodwill, exceeded the fair value, primarily due to reduced future expected net cash flows. The method to determine the fair value of the Germany, U.K. and European anchor products reporting units were discounted cash flow models. At December 31, 2012, the balance of goodwill of the Germany, U.K. and European anchor products reporting units were fully impaired. These reporting units are associated with the European segment.

The Company’s Australia reporting unit passed step one of the annual 2012 impairment test by an 8% margin. The Australia reporting unit is highly sensitive to management’s plans for increasing sales and margins by expanding activities within Australia as well as in New Zealand and South Africa. The Australia reporting unit’s failure to meet management’s objectives could result in future impairment of some or all of the Australia reporting unit’s goodwill, which was $2.0 million at December 31, 2012.

The Company’s S&P Clever reporting unit passed step one of the annual 2012 impairment test by a 2% margin indicating an estimated value greater than the January 2012 purchase price. The S&P Clever reporting unit is sensitive to management’s plans for increasing sales by expanding into France and eventually into other European countries and China. The S&P Clever reporting unit’s failure to meet management’s objectives could result in future impairment of some or all of the S&P Clever reporting unit’s goodwill, which was $19.9 million at December 31, 2012.

Effect of New Accounting Standards

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

Liquidity and Sources of Capital

The Company’s liquidity needs arise principally from working capital requirements, capital expenditures and business acquisitions. During the three years ended December 31, 2012, the Company relied on internally generated funds to finance these needs. The Company’s working capital requirements are seasonal with the highest need typically occurring in the second and third quarters of the year. Cash and cash equivalents were $175.6 million and $213.8 million at December 31, 2012 and 2011, respectively. Working capital was $402.5 million and $430.5 million at December 31, 2012 and 2011, respectively. As of December 31, 2012, the Company had borrowings of $0.2 million on a revolving line of credit. The Company had unused capacity on this and other credit facilities of $311.0 million.

As of December 31, 2012, the Company’s investments consisted of only United States Treasury securities and money market funds aggregating $76.1 million. Cash collected by the Company’s United States subsidiaries is routinely transferred into cash management accounts which typically do not have restrictions on withdrawals. As of December 31, 2012, the Company had $83.6 million or 47.6% of its cash and cash equivalents held outside the United States in accounts belonging to several of the Company’s foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if it were repatriated to the United States. The Company has no plans to repatriate cash and cash equivalents held outside the United States as such funds are expected to be used to fund future international growth and acquisitions.

The Company’s operating activities provided $68.1 million, $35.1 million and $77.2 million in net cash in 2012, 2011 and 2010, respectively. In 2012, cash was provided by net income of $41.9 million, noncash expenses totaling $40.7 million, primarily depreciation, amortization, stock-based compensation charges and impairment of assets, a decrease in other current assets of $4.0 million and an increase in accounts payable of $12.2 million. These increases were offset by increases in inventories of $17.0 million and trade accounts receivable of $2.7 million, and decreases in income taxes payable of $8.9 million, other long-term liabilities of $1.4 million and accrued liabilities of $0.9 million. The Company’s inventories increased 13.3% to $204.1 million at December 31, 2012, from $180.1 million at December 31, 2011, primarily due to increases in raw materials and finished goods. The balance of the cash provided resulted from changes in other asset and liability accounts, none of which was material.

The Company’s investing activities used $77.7 million in net cash in 2012, used $74.3 million in net cash in 2011, and provided $7.9 million in net cash in 2010. Cash paid for the S&P Clever, CarbonWrap and Keymark acquisitions was $65.1 million. The Company used $51.9 million in net cash in 2011 to acquire Fox Industries and Automatic Stamping. Cash paid for capital expenditures was $22.0 million in 2012, down from $26.1 million in 2011. The cash paid for capital expenditures was partly offset by proceeds from the sale of assets of $7.6 million and a Keymark-related entity’s repayment of a loan of $1.7 million. The Company used $10.5 million in 2012 to complete its new manufacturing facility in Bad Nauheim, Germany, $4.2 million on updating and expanding recently acquired facilities in North America and Europe, and $1.1 million for other facilities. The balance of the cash used for capital expenditures resulted from numerous purchases, none of which was individually material. The Company’s planned capital expenditures for 2013 total approximately $29.0 million.

In January 2012, the Company purchased the equity of S&P Clever, a manufacturer of engineered materials to repair, strengthen and restore concrete and masonry construction, for $50.7 million, net of cash received of $6.8 million. In March 2012, the Company purchased the assets of CarbonWrap, a developer of fiber-reinforced polymer products primarily for infrastructure and transportation projects, for $5.3 million. In December 2012, the Company reacquired a software development agreement and purchased certain assets from Keymark for $9.1 million, terminated the previous 2011 software development agreement with Keymark and acquired the right to certain software license revenue that was previously received by Keymark.

In 2012, the Company sold for $6.4 million, net of closing costs, its vacant facilities, in San Leandro, California, which had been classified as assets held for sale. The Company recorded impairment charges of $0.5 million and $1.1 million in years 2012 and 2011, respectively, the amount by which the carrying value exceeded the net realized value pursuant to the sale contract.

In 2012, the Company sold for $0.6 million assets associated with the heavy-duty mechanical anchor line in its Ireland facility, including code approvals and production equipment. The Company is closing the facility and preparing it for sale. When the Company completes preparation of the facility for sale, all remaining assets at this facility will be classified as assets held for sale. The Company will record an impairment charge equal to the amount, if any, by which this facility’s carrying value of $2.7 million exceeds its estimated net realizable value. See Note 1 to the Company’s Consolidated Financial Statements

In 2012, the Company relocated its German operations into a single facility in Bad Nauheim, Germany. With the completion of the relocation, the Company vacated its facility in Hungen, Germany. At the end of 2012, the Hungen facility was closed and classified as assets held for sale. The Company determined that the carrying value of the Hungen facility exceeded its estimated net realizable value and recorded an impairment charge of $0.3 million.

The Company’s financing activities used $30.1 million, $76.3 million and $1.8 million in net cash in 2012, 2011 and 2010, respectively. Uses of cash for financing activities were from payments of cash dividends of $30.2 million, repayment of line of credit borrowings associated with S&P Clever of $5.7 million, debt issuance fees of $1.4 million related to the Company’s $300.0 million credit agreement and contingent consideration related to the 2011 Fox Industries acquisition of $0.3 million. Cash provided was primarily from issuance of the Company’s common stock of $4.9 million and line of credit borrowings associated with S&P Clever of $2.2 million.

In February 2013, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2013. This replaced the $50.0 million repurchase authorization from January 2012. The Company made no repurchases during 2012 or 2010. During 2011, the Company repurchased 1.9 million shares of its common stock, at a total cost of $53.2 million.

In July 2012, the Company entered into an unsecured credit agreement with a syndicate of banks providing for a 5-year revolving credit facility of $300.0 million, which includes a letter of credit sub-facility of up to $50.0 million. The Company may have the ability to increase the amount available under the credit agreement by an additional $200.0 million, to a maximum of $500.0 million, if existing lenders or new lenders are willing to make additional commitments and if the Company satisfies certain other conditions. On any such increase, the pricing for the facility may be subject to change. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR01screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at December 31, 2012, the LIBOR Rate was 0.21%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company is also required to pay customary fees as specified in a separate fee agreement between the Company and Wells Fargo Bank, National Association, in its capacity as the Agent under the credit agreement.

The proceeds of loans advanced under the credit agreement and letters of credit issued thereunder may be used for working capital and other general corporate needs of the Company, to pay dividends to the Company’s stockholders or to repurchase outstanding securities of the Company as permitted by the credit agreement, and to finance acquisitions by the Company permitted by the credit agreement. No loans or letters of credit are currently outstanding under the credit agreement. The Company and its subsidiaries are required to comply with various affirmative and negative covenants. The covenants include provisions that would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations. As of December 31, 2012, the Company was in compliance with its financial covenants under the credit agreement. The unsecured credit agreement expires in July 2017.

The Company’s contractual obligations, as of December 31, 2012, for future payments are as follows, in thousands:

	Payments Due by Period
	Total	Less			More
	all	than 1	1 – 3	3 – 5	than 5
Contractual Obligation	periods	year	years	years	years

Debt interest obligations	2,063	450	900	713	—
Operating lease obligations	20,850	6,391	8,517	4,638	1,304
Purchase obligations	9,782	9,247	535	—	—
Total	$32,695	$16,088	$9,952	$5,351	$1,304

Purchase obligations consist of commitments primarily related to the acquisition, construction or expansion of facilities and equipment, consulting agreements, pension fund contributions and minimum purchase quantities of certain raw materials. The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. Debt interest obligations include interest payments on fixed-term debt, line-of-credit borrowings and annual facility fees on the Company’s primary line-of-credit facility. Interest on line-of-credit facilities was estimated based on historical borrowings and repayment patterns. The Company’s primary line-of-credit facility includes annual facility fees from 0.15% to 0.30%, depending on the Company’s leverage ratio, on the unused portion of the facilities.

At December 31, 2012, the Company’s expected payment for contractual obligations included $4.5 million of gross liability for uncertain tax positions, although the Company cannot estimate the amount realized or the timing of cash settlement of this liability. This amount does not include any amount receivable that may arise from the settlement of the Company’s uncertain tax positions. See Notes 1 and 10 to the Company’s Consolidated Financial Statements.

Inflation

The Company believes that the effect of inflation on the Company has not been material in recent years, as general inflation rates have remained relatively low. The Company’s main raw material, however, is steel, and increases in steel prices may adversely affect the Company’s gross profit margins if it cannot recover the higher costs through price increases.

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

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to the Company’s operations taken as a whole. The translation adjustment resulted in an increase in accumulated other comprehensive income of $5.6 million for the year ended December 31, 2012, primarily due to the effect of the weakening of the United States dollar in relation to the Canadian dollar and most European currencies.

Item 8. Consolidated Financial Statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Simpson Manufacturing Co., Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Simpson Manufacturing Co., Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded S&P Clever and Keymark from its assessment of internal control over financial reporting as of December 31, 2012 because they were acquired by the Company in purchase business combinations during 2012. We have also excluded S&P Clever and Keymark from our audit of internal control over financial reporting.  The total assets of these acquisitions are 8.1% and 1.0%, respectively, and combined total revenues are 2.6% of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 28, 2013

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$175,553	$213,817
Trade accounts receivable, net	82,812	76,420
Inventories	204,124	180,129
Deferred income taxes	11,473	11,774
Assets held for sale	593	6,793
Other current assets	23,499	13,131
Total current assets	498,054	502,064

Property, plant and equipment, net	213,452	195,716
Goodwill	121,981	99,849
Intangible assets	50,598	27,856
Deferred income taxes	—	2,851
Other noncurrent assets	6,237	7,751
Total assets	$890,322	$836,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and notes payable	$178	$—
Trade accounts payable	37,117	22,034
Accrued liabilities	44,923	36,156
Accrued profit sharing trust contributions	5,191	4,477
Accrued cash profit sharing and commissions	3,414	3,446
Accrued workers’ compensation	4,692	5,474
Total current liabilities	95,515	71,587

Long-term liabilities	5,239	6,137
Total liabilities	100,754	77,724

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, par value $0.01; authorized shares, 5,000; issued and outstanding shares, none	—	—
Common stock, par value $0.01; authorized shares, 160,000; issued and outstanding shares, and 48,422 and 48,163 at December 31, 2012 and 2011, respectively	483	481
Additional paid-in capital	184,677	170,483
Retained earnings	592,309	580,616
Accumulated other comprehensive income	12,099	6,783
Total stockholders’ equity	789,568	758,363
Total liabilities and stockholders’ equity	$890,322	$836,087

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010

Net sales	$657,236	$603,446	$555,487
Cost of sales	373,759	332,642	311,349
Gross profit	283,477	270,804	244,138

Operating expenses:
Research and development and other engineering	35,919	25,886	21,110
Selling	82,364	73,568	63,293
General and administrative	100,973	95,820	79,788
Impairment of goodwill	2,346	1,282	6,292
Loss (gain) on sale of assets	166	191	(4,769)
	221,768	196,747	165,714

Income from continuing operations	61,709	74,057	78,424

Income (loss) in equity method investment, before tax	—	4,389	(535)
Interest income	1,005	913	492
Interest expense	(793)	(573)	(344)
Income from continuing operations before taxes	61,921	78,786	78,037

Provision for income taxes from continuing operations	20,003	27,886	33,239

Income from continuing operations, net of tax	41,918	50,900	44,798

Loss from discontinued operations, net of tax	—	—	(16,212)

Net income	$41,918	$50,900	$28,586

Earnings (loss) per common share:
Basic
Continuing operations	$0.87	$1.04	$0.91
Discontinued operations	—	—	(0.33)
Net income	0.87	1.04	0.58

Diluted
Continuing operations	$0.87	$1.04	$0.90
Discontinued operations	—	—	(0.33)
Net income	0.87	1.04	0.58

Weighted average number of shares outstanding
Basic	48,339	48,974	49,498
Diluted	48,412	49,023	49,612

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

 (In thousands)

	Year End December 31,
	2012	2011	2010

Net Income	$41,918	$50,900	$28,586

Other comprehensive income:
Translation adjustment, net of tax benefit (expense) of $33, ($1) and $12 for 2012, 2011 and 2010, respectively	5,559	(7,844)	(4,135)

Unamortized pension adjustments, net of tax benefit of $46 for 2012	(243)	—	—

Comprehensive income	$47,234	$43,056	$24,451

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the years ended December 31, 2010, 2011 and 2012

(In thousands, except per share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2010	49,377	$493	$146,036	$598,493	$18,762	$—	$763,784
Net income	—	—	—	28,586	—	—	28,586
Translation adjustment, net of tax	—	—	—	—	(4,135)	—	(4,135)
Options exercised	707	7	17,941	—	—	—	17,948
Stock-based compensation expense	—	—	3,577	—	—	—	3,577
Tax benefit of options exercised	—	—	(2,430)	—	—	—	(2,430)
Cash dividends declared on common stock, $0.40 per share	—	—	—	(19,838)	—	—	(19,838)
Common stock issued at $26.42 per share	12	—	301	—	—	—	301
Balance, December 31, 2010	50,096	500	165,425	607,241	14,627	—	787,793
Net income	—	—	—	50,900	—	—	50,900
Translation adjustment, net of tax	—	—	—	—	(7,844)	—	(7,844)
Options exercised	8	—	214	—	—	—	214
Stock-based compensation expense	—	—	6,194	—	—	—	6,194
Tax benefit of options exercised	—	—	(1,554)	—	—	—	(1,554)
Repurchase of common stock	(1,948)	—	—	—	—	(53,208)	(53,208)
Retirement of common stock	—	(19)	—	(53,189)	—	53,208	—
Cash dividends declared on common stock, $0.50 per share	—	—	—	(24,336)	—	—	(24,336)
Common stock issued at $30.91 per share	7	—	204	—	—	—	204
Balance, December 31, 2011	48,163	481	170,483	580,616	6,783	—	758,363
Net income	—	—	—	41,918	—	—	41,918
Pension adjustment net of tax	—	—	—	—	(243)	—	(243)
Translation adjustment, net of tax	—	—	—	—	5,559	—	5,559
Options exercised	185	2	4,923	—	—	—	4,925
Stock-based compensation expense	—	—	10,195	—	—	—	10,195
Tax benefit of options exercised	—	—	(233)	—	—	—	(233)
Cash dividends declared on common stock, $0.625 per share	—	—	—	(30,225)	—	—	(30,225)
Shares issued from release of restricted stock units	62	—	(1,109)	—	—		(1,109)
Common stock issued at $33.71 per share	12	—	418	—	—	—	418
Balance, December 31, 2012	48,422	$483	$184,677	$592,309	$12,099	$—	$789,568

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$41,918	$50,900	$28,586
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of assets	166	191	(4,763)
Loss on sale of discontinued operations	—	—	657
Depreciation and amortization	26,857	20,751	22,861
Impairment loss on discontinued operations	—	—	16,916
Impairment of long-lived assets	803	1,094	419
Impairment of goodwill	2,346	1,282	6,292
Deferred income taxes	189	(2,163)	6,956
Noncash compensation related to stock plans	10,667	6,837	3,712
Loss (gain) in equity method investment	—	(4,389)	535
Excess tax benefit of options exercised	(110)	—	(10)
Write down of excess and obsolete inventory	—	750	5,046
Provision for (recovery of) doubtful accounts	355	67	(81)
Accrued interest earned from related party	—	(58)	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Trade accounts receivable	(2,678)	(6,982)	(3,715)
Inventories	(17,045)	(26,946)	(12,143)
Other current assets	3,970	(190)	1,026
Other noncurrent assets	(244)	1,376	41
Trade accounts payable	12,208	(10,126)	4,678
Accrued liabilities	(909)	2,899	2,223
Accrued profit sharing trust contributions	703	(1,102)	(1,442)
Accrued cash profit sharing and commissions	(54)	673	432
Other long-term liabilities	(1,433)	(1,112)	(1,257)
Accrued workers’ compensation	(783)	790	332
Income taxes payable	(8,874)	545	(104)
Net cash provided by operating activities	68,052	35,087	77,197

Cash flows from investing activities
Capital expenditures	(21,961)	(26,063)	(28,341)
Asset acquisitions, net of cash acquired	(65,125)	(51,853)	(5,214)
Loans made to related parties	—	—	(1,798)
Loan repayments by related parties	1,698	552	50
Proceeds from sale of discontinued operations	—	—	28,346
Proceeds from sale of capital assets	7,642	3,081	14,841
Net cash provided by (used in) investing activities	(77,746)	(74,283)	7,884

Cash flows from financing activities
Line of credit borrowings	2,183	—	—
Repayment of line of credit borrowings	(5,747)	—	—
Debt issuance costs	(1,415)	—	—
Contingent consideration of asset acquisitions	(354)	—	—
Repurchase of common stock	—	(53,208)	—
Issuance of Company’s common stock	4,925	214	17,948
Excess tax benefit of options exercised	110	—	10
Dividends paid	(30,193)	(23,329)	(19,764)
Net cash used in financing activities	(30,491)	(76,323)	(1,806)

Effect of exchange rate changes on cash	1,921	(5,713)	1,393

Net increase (decrease) in cash and cash equivalents	(38,264)	(121,232)	84,668
Cash and cash equivalents at beginning of year	213,817	335,049	250,381
Cash and cash equivalents at end of year	$175,553	$213,817	$335,049

(Consolidated Statements of Cash Flows continues on next page)

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands)

Years Ended December 31,
2012	2011	2010

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for
Interest	$350	$279	$232
Income taxes	31,391	30,789	20,508
Noncash activity during the year for
Capital expenditures	$974	$402	$3,276
Asset acquisition	786	363	—
Stock-based compensation	418	204	301
Dividends declared but not paid	6,053	6,020	5,013
Equity method investment acquisition (Note 6)	—	708	—
Contribution in excess of pension benefit cost	57	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.                 Operations and Summary of Significant Accounting Policies

Nature of Operations

Simpson Manufacturing Co., Inc., through its subsidiary Simpson Strong-Tie Company Inc. (“Simpson Strong-Tie”) and its other subsidiaries (collectively, the “Company”), designs, engineers and is a leading manufacturer of wood construction products, including connectors, truss plates, fastening systems, fasteners and shearwalls, and concrete construction products, including adhesives, specialty chemicals, mechanical anchors, powder actuated tools and fiber reinforcing materials. The Company markets its products to the residential construction, industrial, commercial and infrastructure construction, remodeling and do-it-yourself markets.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries. Investments in 50% or less owned entities are accounted for using either cost or the equity method. The Company consolidates all variable interest entities (VIEs) where it is the primary beneficiary. There were no VIEs as of December 31, 2012 or 2011. All significant intercompany transactions have been eliminated.

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value (market). Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

•                  Raw materials and purchased finished goods for resale — principally valued at cost determined on a weighted average basis; and

•                  In-process products and finished goods — cost of direct materials and labor plus attributable overhead based on a normal level of activity.

The Company applies net realizable value and obsolescence to the gross value of the inventory. The Company estimates net realizable value based on estimated selling price less further costs to completion and disposal. The Company impairs slow-moving products by comparing inventories on hand to projected demand. If on-hand supply of a product exceeds projected demand or if the Company believes the product is no longer marketable, the product is considered obsolete inventory. The Company revalues obsolete inventory to its net realizable value. The Company has consistently applied this methodology. The Company believes that this approach is prudent and makes suitable impairments for slow-moving and obsolete inventory. When impairments are established, a new cost basis of the inventory is created. Unexpected change in market demand, building codes or buyer preferences could reduce the rate of inventory turnover and require the Company to recognize more obsolete inventory.

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

As of December 31, 2012, the Company’s investments consisted of United States Treasury securities and money market funds aggregating $76.1 million, which are maintained in cash equivalents and are carried at cost, approximating fair value, based on Level 1 inputs. There are no other recurring fair value measurements.

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

Depreciation and Amortization

Depreciation of software, machinery and equipment is provided using accelerated methods over the following estimated useful lives:

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

Product and Software Research and Development Costs

Product research and development costs, which are included in operating expenses and are charged against income as incurred, were $11.5 million, $6.1 million and $6.5 million in 2012, 2011 and 2010, respectively. The types of costs included as product research and development expenses are typically related to salaries and benefits, professional fees and supplies. In 2012, the Company incurred software development expenses related to its expansion into the plated truss market. The Company amortizes acquired patents over their remaining lives and performs periodic reviews for impairment. The cost of internally developed patents is expensed as incurred.

Selling Costs

Selling costs include expenses associated with selling, merchandising and marketing the Company’s products. Major components of these expenses are personnel, sales commissions, facility costs such as rent, depreciation and utilities, professional services, information technology costs, sales promotion, advertising, literature and trade shows.

Advertising Costs

Advertising costs are included in selling expenses, are expensed when the advertising occurs, and were $7.2 million, $6.3 million and $5.4 million in 2012, 2011 and 2010, respectively.

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

Foreign Currency Translation

The local currency is the functional currency of the Company’s operations in Europe, Canada, Asia, Australia, New Zealand and South Africa. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the year. The translation adjustment resulting from this process is shown separately as a component of stockholders’ equity. Foreign currency transaction gains or losses are included in general and administrative expenses.

Segments and Discontinued Operations

Until 2010, the Company operated under two reportable segments, the connector products segment and the venting products segment. As set forth in Note 16 “Discontinued Operations,” on August 31, 2010, the Company sold substantially all of the assets and liabilities of its venting segment. Accordingly, the Company has classified the results of the venting products segment, including impairments and losses of goodwill and other assets, as discontinued operations in the Consolidated Statements of Operations for all periods presented. Except as otherwise stated below and except with respect to items reflected on the Company’s Consolidated Balance Sheets set forth above, discussion in these notes pertains to the Company’s continuing operations.

As a result of the sale of the assets of Simpson Dura-Vent Company, Inc (“Simpson Dura-Vent”), the Company reorganized into three reportable and operating segments consisting of North America, Europe and Asia/Pacific.

Plant Closure

In September 2012, the Company decided to discontinue manufacturing heavy-duty mechanical anchors made in its facility in Ireland, which were sold mainly in Europe, to focus on selling light-duty and medium-duty anchors and its fastener products in conjunction with its connector products. In December 2012, the Company ceased producing and selling heavy-duty mechanical anchors and terminated employees in Europe, primarily in Ireland and Germany, who were manufacturing, selling or supporting the product line. By the end of the first quarter of 2013, the Company expects to close remaining activities associated with the terminated product line, including transferring remaining inventories and certain fixed assets to its other operating locations and preparing the site for sale. All costs associated with the closure are reported in the European segment.

As a result of this decision, the Company recorded an employee severance obligation of $3.0 million in 2012, of which $2.4 million was paid in 2012 and $0.6 million will be paid in 2013, representing the statutory amount plus discretionary amounts due to employees that were or will be involuntarily terminated. The severance expense was allocated in the consolidated statement of operations on the same basis as employee labor cost with $2.3 million allocated to cost of sales and $0.7 million to operating expenses. It is unlikely that additional severance expense will be recorded in 2013.

At December 31, 2012, the long-lived assets of the Ireland facility included land, building and equipment with a net book value of $2.8 million, nearly all associated with land and building. These long-lived assets will be sold to outside parties, transferred to other branches within the Company or scrapped. When closure of the facility is completed, all assets not sold or transferred will be classified as assets held for sale, which may result in an impairment of the land and building. During the fourth quarter of 2012, equipment depreciation was accelerated for assets expected to be sold or scrapped to their expected salvage or net realizable value, which resulted in $0.2 million in additional depreciation during 2012, nearly all of which was included in cost of sales.

Closing liabilities are recognized when a transaction or event has occurred that leaves little or no discretion to avoid future settlement of the liability. The Company estimates that closing costs will total $0.7 million, all of which will be allocated to operating expenses. As of December 31, 2012, the Company had recorded $0.3 million in plant closing expenses of which $0.2 million was paid in 2012 and $0.1 million is to be paid in 2013. The Company estimates additional closing costs of $0.4 million will be incurred and paid during 2013.

In December 2012, the Company sold for $1.6 million certain assets associated with the heavy-duty mechanical anchor line, including inventory, code approvals and production equipment. The sale of inventory resulted in a loss of $1.0 million, which was included in cost of sales. The sale of long-lived assets resulted in no gain or loss due to the accelerated depreciation as noted above and accelerated amortization of $0.6 million during 2012, all of which was included in operating expenses.

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

The Rights will expire on June 14, 2019, or they may be redeemed by the Company at one cent per Right prior to that date. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company. One million shares of the Company’s preferred stock have been designated Series A Participating preferred stock and reserved for issuance on exercise of the Rights. No event during 2012 made the Rights exercisable.

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

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

(in thousands, except

per-share amounts)

	Year Ended December 31,
	2012	2011	2010

Earnings from continuing operations, net of tax	$41,918	$50,900	$44,798

Loss from discontinued operations, net of tax	—	—	(16,212)

Net income available to common stockholders	$41,918	$50,900	$28,586

Basic weighted average shares outstanding	48,339	48,974	49,498

Dilutive effect of potential common stock equivalents — stock options	73	49	114

Diluted weighted average shares outstanding	48,412	49,023	49,612

Net earnings (loss) per share — basic:
Continuing operations	$0.87	$1.04	$0.91
Discontinued operations	—	—	(0.33)
Net income	0.87	1.04	0.58

Net earnings (loss) per share — diluted:
Continuing operations	$0.87	$1.04	$0.90
Discontinued operations	—	—	(0.33)
Net income	0.87	1.04	0.58

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	1,700	1,363	1,018

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

Comprehensive Income

Comprehensive income is defined as net income plus other comprehensive income. Other comprehensive income consists of changes in cumulative translation adjustments and changes in unamortized pension adjustments recorded directly in accumulated other comprehensive income within stockholders’ equity. The following are the components of accumulated other comprehensive income as of December 31, 2012 and 2011:

(in thousands)

	December 31,
	2012	2011

Translation adjustments, net of tax of $883 and $916 as of 2012 and 2011, respectively	$12,342	$6,783
Unamortized pension adjustments, net of tax of $46 as of 2012	(243)	—
Total accumulated other comprehensive income	$12,099	$6,783

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in United States Treasury securities, money market funds and trade accounts receivable. The Company maintains its cash in demand deposit and money market accounts held primarily at ten banks.

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

The following table represents the Company’s stock-based compensation activity, including both continuing and discontinued operations, for the years ended December 31, 2012, 2011 and 2010:

(in thousands)

	Years Ended December 31,
	2012	2011	2010

Stock-based compensation expense recognized in operating expenses	$10,205	$6,133	$3,338

Tax benefit of stock-based compensation expense in provision for income taxes	3,610	2,261	1,212

Stock-based compensation expense, net of tax	$6,595	$3,872	$2,126

Fair value of shares vested	$10,195	$6,194	$3,577

Proceeds to the Company from the exercise of stock-based compensation	$4,925	$214	$17,948

Tax benefit from exercise of stock-based compensation, including shortfall tax benefits	$(233)	$(1,554)	$(2,430)

(in thousands)

	At December 31,
	2012	2011	2010

Stock-based compensation cost capitalized in inventory	$335	$345	$284

The stock-based compensation expense included in cost of sales, research and development and engineering expense, selling expense, or general and administrative expense depends on the job functions performed by the employees to whom the stock options were granted, or the restricted stock units were awarded.

The assumptions used to calculate the fair value of options or restricted stock units are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Goodwill Impairment Testing

The Company tests goodwill for impairment at the reporting unit level on an annual basis (in the fourth quarter for the Company). The Company also reviews goodwill for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or disposition or relocation of a significant portion of a reporting unit.

The reporting unit level is generally one level below the operating segment and is at the country level except in the United States and Australia and except for S&P Clever Reinforcement Company AG and S&P Clever International AG, both companies incorporated under the laws of Switzerland (collectively, “S&P Clever”).

The Company has determined that the United States reporting unit includes four components: Northwest United States, Southwest United States, Northeast United States and Southeast United States (collectively the “U.S. Components”). The Company aggregates the U.S. Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the U.S. Components working in concert. The U.S. Components are economically similar because of a number of factors, including, selling similar products to shared customers and sharing assets and services such as intellectual property, manufacturing assets for certain products, research and development projects, manufacturing processes, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the U.S. Components level and costs are allocated among the four U.S. Components.

The Company determined that the Australia reporting unit includes three components: Australia, New Zealand and South Africa (collectively the “AU Components”). The Company aggregates the AU Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the AU Components working in concert. The AU components are economically similar because of a number of factors, including that New Zealand and South Africa operate as extensions of their Australian parent company selling similar products and sharing assets and services such as intellectual property, manufacturing assets for certain products, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the AU Components level and costs are allocated among the AU Components.

The Company has determined that the S&P Clever reporting unit includes seven components: S&P Switzerland, S&P Poland, S&P Austria, S&P The Netherland, S&P Portugal, S&P Germany and S&P France (collectively the S&P Components”). The Company aggregates the S&P Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the S&P Components working in concert. The S&P Components are economically similar because of a number of factors, including sharing assets and services such as intellectual property, manufacturing assets for certain products, research and development projects, manufacturing processes, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the S&P Components level and costs are allocated among the S&P Components.

For certain reporting units, the Company may first assess qualitative factors related to the goodwill of the reporting unit to determine whether it is necessary to perform a two-step impairment test. If the Company judges that it is more likely than not that the fair value of the reporting unit is greater than the carrying amount of the reporting unit, including goodwill, no further testing is required. If the Company judges that it is more likely than not that the fair value of the reporting unit is less than the carrying amount of the reporting unit, including goodwill, the Company will perform a two-step impairment test on goodwill. In the first step, the Company compares the fair value of the reporting unit to its carrying value. The fair value calculation uses a discounted cash flow model and may be supplemented by market approaches if information is readily available. If the Company judges that the carrying value of the net assets assigned to the reporting unit, including goodwill, exceeds the fair value of the reporting unit, a second step of the impairment test must be performed to determine the implied fair value of the reporting unit’s goodwill. If the Company judges that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company would record an impairment charge equal to the difference between the implied fair value of the goodwill and the carrying value would be recorded.

Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is a judgment involving significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions (Level 3 fair value inputs). The Company bases its fair value estimates on assumptions that it believes to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

The impairment charge taken in 2012 resulting from the Company’s annual impairment test in the fourth quarter of 2012 was associated with assets in Germany that were acquired in the years 2002 and 2008 and with the Company’s Germany reporting unit. The Germany reporting unit’s carrying value, including goodwill, exceeded the fair value, primarily due to reduced future expected net cash flows from weakening profit margins due to European economic conditions, specifically in Germany. The goodwill associated with the Germany reporting unit was fully impaired. The Company’s 2011 and 2010 annual goodwill impairment analysis resulted in impairment charges associated with the U.K. reporting unit and the European anchor products reporting unit, respectively.

The Company’s Australia reporting unit passed step one of the annual 2012 impairment test by an 8% margin. The Australia reporting unit is highly sensitive to management’s plans for increasing sales and margins by expanding activities within Australia as well as in New Zealand and South Africa. The Australia reporting unit’s failure to meet the Company’s objectives could result in a future impairment of some or all of the Australia reporting unit’s goodwill, which was $2.0 million at December 31, 2012.

The Company’s S&P Clever reporting unit passed step one of the annual 2012 impairment test by a 2% margin indicating an estimated value greater than the January 2012 purchase price. The S&P Clever reporting unit is sensitive to management’s plans for increasing sales by expanding into France and eventually into other European countries as well as China. The S&P Clever reporting unit’s failure to meet management’s objectives could result in a future impairment of some or all of the S&P Clever reporting unit’s goodwill, which was $19.9 million at December 31, 2012.

The changes in the carrying amount of goodwill, by segment, as of December 31, 2011 and 2012, were as follows:

(in thousands)

	North		Asia
	America	Europe	Pacific	Total

Balance as of January 1, 2011:
Goodwill	$52,427	$35,623	$1,941	$89,991
Accumulated impairment losses	(10,666)	(9,256)	—	(19,922)
	41,761	26,367	1,941	70,069

Goodwill acquired	32,230	—	—	32,230
Foreign exchange	(90)	(750)	7	(833)
Impairment	—	(1,282)	—	(1,282)
Reclassifications*	—	(335)	—	(335)

Balance as of December 31, 2011:
Goodwill	84,567	34,538	1,948	121,053
Accumulated impairment losses	(10,666)	(10,538)	—	(21,204)
	73,901	24,000	1,948	99,849

Goodwill acquired	3,581	19,245	—	22,826
Foreign exchange	101	364	31	496
Impairment	—	(2,346)	—	(2,346)
Reclassifications*	1,156	—	—	1,156

Balance as of December 31, 2012:
Goodwill	89,405	54,147	1,979	145,531
Accumulated impairment losses	(10,666)	(12,884)	—	(23,550)
	$78,739	$41,263	$1,979	$121,981

* Measurement period adjustments related to finalizing accounting for acquisitions

Intangible Assets

The total gross carrying amount and accumulated amortization of intangible assets subject to amortization at December 31, 2012, were $69.7 million and $19.1 million, respectively. The aggregate amount of amortization expense of intangible assets for the year ended December 31, 2012, was $7.8 million.

The changes in the carrying amounts of patents, unpatented technologies and non-compete agreements and other intangible assets subject to amortization, including both continuing and discontinued operations, as of December 31, 2011 and 2012, were as follows:

(in thousands)

	Gross		Net
	Carrying	Accumulated	Carrying
Patents	Amount	Amortization	Amount

Balance at January 1, 2011	$6,921	$(4,384)	$2,537
Amortization	—	(620)	(620)
Foreign exchange	(3)	—	(3)
Removal of fully amortized asset	(237)	237	—
Balance at December 31, 2011	6,681	(4,767)	1,914
Amortization	—	(610)	(610)
Foreign exchange	3	—	3
Balance at December 31, 2012	$6,684	$(5,377)	$1,307

	Gross		Net
	Carrying	Accumulated	Carrying
Unpatented Technology	Amount	Amortization	Amount

Balance at January 1, 2011	$2,848	$(879)	$1,969
Amortization	—	(516)	(516)
Foreign exchange	(66)	—	(66)
Reclassifications*	1,347	—	1,347
Balance at December 31, 2011	4,129	(1,395)	2,734
Amortization	—	(622)	(622)
Foreign exchange	32	—	32
Reclassifications*	1,200	—	1,200
Balance at December 31, 2012	$5,361	$(2,017)	$3,344

	Gross		Net
Non-Compete Agreements,	Carrying	Accumulated	Carrying
Trademarks and Other	Amount	Amortization	Amount

Balance at January 1, 2011	$9,128	$(4,311)	$4,817
Acquisition	9,026	—	9,026
Amortization	—	(1,297)	(1,297)
Foreign exchange	(19)	—	(19)
Reclassifications*	(1,612)	—	(1,612)
Removal of fully amortized asset	(247)	247	—
Balance at December 31, 2011	16,276	(5,361)	10,915
Acquisition	32,355	—	32,355
Disposal	(2,212)	1,628	(584)
Amortization	—	(4,309)	(4,309)
Foreign exchange	(2)	—	(2)
Reclassifications*	(4,426)	—	(4,426)
Removal of fully amortized asset	(5,040)	5,040	—
Balance at December 31, 2012	$36,951	$(3,002)	$33,949

	Gross		Net
	Carrying	Accumulated	Carrying
Customer Relationships	Amount	Amortization	Amount

Balance at January 1, 2011	$19,757	$(5,614)	$14,143
Amortization	—	(1,893)	(1,893)
Foreign exchange	(112)	—	(112)
Reclassifications*	155	—	155
Removal of fully amortized asset	(860)	860	—
Balance at December 31, 2011	18,940	(6,647)	12,293
Amortization	—	(2,052)	(2,052)
Foreign exchange	57	—	57
Reclassifications*	1,700	—	1,700
Balance at December 31, 2012	$20,697	$(8,699)	$11,998

* Measurement period adjustments related to finalizing accounting for acquisitions

Intangible assets, net, by segment were as follows:

	At December 31, 2011
	Gross		Net
	Carrying	Accumulated	Carrying
Total Intangible Assets	Amount	Amortization	Amount

North America	$32,912	$(13,288)	$19,624
Europe	13,114	(4,882)	8,232
Total	$46,026	$(18,170)	$27,856

	At December 31, 2012
	Gross		Net
	Carrying	Accumulated	Carrying
Total Intangible Assets	Amount	Amortization	Amount

North America	$37,992	$(12,012)	$25,980
Europe	31,701	(7,083)	24,618
Total	$69,693	$(19,095)	$50,598

At December 31, 2012, estimated future amortization of intangible assets was as follows:

(in thousands)
2013	$9,260
2014	8,984
2015	6,426
2016	6,134
2017	4,401
Thereafter	15,393
$50,598

Adoption of Statements of Financial Accounting Standards

In September 2011, the FASB issued an amendment to the goodwill impairment guidance that provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The early adoption and implementation of this amended accounting guidance did not have a material effect on the Company’s consolidated financial position and results of operations.

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

In July 2012, the FASB issued an amendment to the indefinite-lived intangible assets impairment guidance, which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendment is effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The early adoption and implementation of this amended accounting guidance did not have a material effect on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Standards

In February 2013, the FASB issued an amendment to the comprehensive income guidance requiring the reporting the effect of significant reclassifications out of other comprehensive income on the respective lines in net income if the amount being reclassified is required to be reclassified in its entirety to net income, For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional information about these amounts This amendment is effective for fiscal years beginning after December 15, 2012, and interim periods within those years. The implementation of this amended accounting guidance is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

2.                 Acquisitions

In November 2010, the Company’s subsidiary, Socom S.A.S., purchased certain assets of CGMI, formerly called Socom S.A. (“Socom”). The purchase price was $5.2 million in cash. Socom formulates and manufactures a line of chemical anchors in France furthering the Company’s position in the construction products market in France. This factor contributed to a purchase price in excess of fair market value of Socom’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction of $0.8 million, which is deductible for income tax purposes, and intangible assets of $1.5 million in the European segment. The weighted-average amortization period for the intangible assets is 13.7 years. Net tangible assets, including machinery and equipment and inventory, accounted for the balance of the purchase price.

In December 2011, the Company purchased the assets, net of certain liabilities, of Fox Industries, Inc., a Maryland corporation (“Fox Industries”), a manufacturer of construction products and systems for restoring, protecting and strengthening concrete. The acquisition broadens the Company’s concrete construction product line, while also extending the overall line into more commercial, industrial and infrastructure markets. The purchase price was $8.7 million. The Company recorded goodwill of $3.9 million and intangible assets subject to amortization of $2.9 million in the North American segment, which are deductible for income tax purposes. The weighted-average amortization period for the intangible assets is 9.7 years. Net tangible assets, including accounts receivable, inventory, certain prepaid expenses, machinery and equipment and certain liabilities, accounted for the balance of the purchase price.

In December 2011, the Company purchased the assets of Automatic Stamping, LLC and Automatic Stamping Auxiliary Services, LLC, both North Carolina limited liability companies, and certain real property and improvements owned by TIMMCO, Inc., a North Carolina corporation (collectively “Automatic Stamping”). Automatic Stamping was a manufacturer of truss plates. Combined with the Company’s truss design software, its operating expertise and means of distribution, the Company plans to offer truss plates and software products to its North American customer base. The purchase price was $43.5 million. As a result of the acquisition, the Company has recorded goodwill of $29.5 million and intangible assets subject to amortization of $4.6 million in the North American segment, which is deductible for income tax purposes. The weighted-average amortization period for the intangible assets is 4.8 years. Net tangible assets, including accounts receivable, inventory, land, building and machinery and equipment, accounted for the balance of the purchase price.

In January 2012, the Company purchased all of the shares of S&P Clever, for $58.1 million, subject to post-closing adjustments. S&P Clever manufactures and sells engineered materials to repair, strengthen and restore concrete, masonry and asphalt and has operations in Switzerland, Germany, Portugal, Poland, The Netherlands and Austria. Payments under the purchase agreement included cash payments of $57.5 million and contingent consideration of $0.6 million payable over a three-year period if sales goals are met. As a result of the acquisition, the Company has increased its presence in the infrastructure, commercial and industrial construction market in Europe. The Company’s provisional measurement of assets acquired and liabilities assumed included cash and cash equivalents of $6.8 million, other current assets of $10.8 million, non-current assets of $53.4 million, current liabilities of $12.6 million and non-current liabilities of $0.2 million. Included in non-current assets is goodwill of $19.9 million, which was assigned to the European segment and is not deductible for tax purposes, and intangible assets of $20.3 million, the amortization of which is not deductible for tax purposes.

In March 2012, the Company purchased substantially all of the assets of CarbonWrap Solutions, L.L.C. (“CarbonWrap”) for $5.5 million, subject to post-closing adjustments. CarbonWrap develops fiber-reinforced polymer products primarily for infrastructure and transportation projects. Payments under the purchase agreement totaled $5.3 million in cash and contingent consideration of $0.2 million to be paid on resolution of specified post-

closing contingencies to the principal officer of CarbonWrap, who is now employed by the Company. The Company’s provisional measurement included goodwill of $3.6 million, which was assigned to the North American segment and is deductible for tax purposes, and intangible assets of $1.6 million, which is subject to tax-deductible amortization. Net tangible assets consisting of accounts receivable, inventory, equipment and prepaid expenses accounted for the balance of the purchase price.

In December 2012, the Company completed a transaction with Keymark Enterprises LLC (“Keymark”). In 2011, the Company had purchased various software assets from Keymark and had engaged Keymark to perform certain software development for the Company, for which the Company had agreed to compensate Keymark at rates equal to a multiple of Keymark’s costs. In the current transaction, the Company paid Keymark $9.1 million, hired thirty-nine Keymark employees to perform the development work that Keymark had previously been engaged to perform and purchased from Keymark various assets needed for that work. This transaction also included termination of the 2011 software development agreement and the Company will be entitled to certain software license revenue that was previously received by Keymark. The Company’s provisional measurement of the assets acquired included intangibles of $8.9 million, which is subject to tax-deductible amortization. Equipment and prepaid expenses accounted for the balance of the purchase, which was assigned to the North American segment.

Under the business combinations topic of the FASB ASC, the Company accounted for these acquisitions as business combinations and ascribed acquisition-date fair values to the acquired assets and assumed liabilities. Provisional fair value measurements were made in the first quarter and fourth quarter of 2012 for acquired assets and assumed liabilities. Adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as information necessary to complete the analysis is obtained. Fair value of intangible assets was based on Level 3 inputs. The Company expects the measurement process for each acquisition to be finalized within a year of its acquisition date.

The results of operations of the businesses acquired in 2012 are included in the Company’s consolidated results of operations since the date of the acquisition. Results of operations of acquired businesses for periods prior to 2012 were not material to the Company on an individual or aggregate basis, and accordingly, pro forma results of operations have not been presented.

3.                 Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

(in thousands)

	December 31,
	2012	2011

Trade accounts receivable	$85,732	$78,642
Allowance for doubtful accounts	(1,288)	(991)
Allowance for sales discounts	(1,632)	(1,231)
	$82,812	$76,420

The Company sells products on credit and generally does not require collateral. The Company’s largest customer accounted for 12% of trade accounts receivable as of December 31, 2012.

4.                 Inventories

The components of inventories consisted of the following:

(in thousands)

	December 31,
	2012	2011

Raw materials	$95,959	$77,364
In-process products	16,878	21,357
Finished products	91,287	81,408
	$204,124	$180,129

5.                 Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

(in thousands)

	December 31,
	2012	2011

Land	$32,068	$28,996
Buildings and site improvements	174,187	153,597
Leasehold improvements	4,747	3,820
Machinery and equipment	214,222	208,292
	425,224	394,705
Less accumulated depreciation and amortization	(217,868)	(201,540)
	207,356	193,165
Capital projects in progress	6,096	2,551
	$213,452	$195,716

Included in property, plant and equipment at December 31, 2012 and 2011, are fully depreciated assets with an original cost of $131.3 million and $122.6 million, respectively. These fully depreciated assets are still in use in the Company’s operations. The Company’s facility in Hungen, Germany, was classified as an asset held for sale as of December 31, 2012, for which an impairment of $0.3 million was recorded in 2012.

Depreciation expense for the years ended December 31, 2012, 2011 and 2010, was $19.0 million, $16.3 million and $16.8 million, respectively.

6.                 Investments

During 2011, the Company purchased the software assets of Keymark valued at $11.5 million for $6.2 million in net cash payments and its 46.1% equity interest in Keymark. The transactions resulted in a gain of $4.3 million based on the difference between the fair value of the Company’s investment in Keymark less its carrying value of $1.0 million. The acquired software is used by customers of the Company in designing and engineering residential structures. The Company was also repaid $0.5 million for a loan made to Keymark in December 2009. As of December 31, 2011, the Company no longer had an equity interest in Keymark or any remaining receivables from Keymark. See Note 2.

7.                 Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)

	December 31,
	2012	2011

Sales incentive and advertising accruals	$17,076	$14,141
Labor related liabilities	8,309	6,337
Dividend payable	6,053	6,020
Vacation liability	5,818	5,201
Other	7,667	4,457
	$44,923	$36,156

8.                 Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at December 31, 2012, was $311.0 million, including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300.0 million in available credit. This credit facility will expire in July 2017. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of

U.S. dollars appearing on Reuters LIBOR01screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at December 31, 2012, the LIBOR Rate was 0.21%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company is also required to pay customary fees as specified in a separate fee agreement between the Company and Wells Fargo Bank, National Association, in its capacity as the Agent under the credit agreement.

The Company’s borrowing capacity under other revolving credit lines and a term note totaled $11.0 million at December 31, 2012. The other revolving credit lines and term note charge interest ranging from 0.987% to 7.25%, have maturity dates from March 2013 to September 2020, and had outstanding balances totaling $0.2 million at December 31, 2012. No balances were outstanding on December 31, 2011. The Company was in compliance with its financial covenants at December 31, 2012.

The Company and its subsidiaries are required to comply with various affirmative and negative covenants. The covenants include provisions that would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations. The Company was in compliance with its financial covenants under the loan agreement as of December 31, 2012.

The Company incurs interest costs, which include interest, maintenance fees and bank charges. The amount of costs incurred, capitalized, and expensed for the years ended December 31, 2012, 2011 and 2010, consisted of the following:

(in thousands)

	Years Ended December 31,
	2012	2011	2010

Interest costs incurred	$909	$661	$518
Less: Interest capitalized	(116)	(88)	(174)
Interest expense	$793	$573	$344

9.                 Commitments and Contingencies

Leases

Certain properties occupied by the Company are leased. The leases expire at various dates through 2022 and generally require the Company to assume the obligations for insurance, property taxes and maintenance of the facilities.

Rental expense for 2012, 2011 and 2010 with respect to all leased property was approximately $6.9 million, $7.3 million and $7.1 million, respectively.

At December 31, 2012, minimum rental commitments under all non-cancelable leases were as follows:

(in thousands)

2013	$6,391
2014	4,897
2015	3,620
2016	2,815
2017	1,823
Thereafter	1,304
$20,850

Some of these minimum rental commitments contain renewal options and provide for periodic rental adjustments based on changes in the consumer price index or current market rental rates. Other rental commitments provide options to cancel early without penalty. Future minimum rental payments, under the earliest cancellation options, are included in minimum rental commitments in the table above.

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

At December 31, 2012, other contractual obligations were as follows:

(in thousands)

		Debt
	Purchase	Interest
	Obligations	Obligations	Total

2013	$9,247	$450	$9,697
2014	535	450	985
2015	—	450	450
2016	—	450	450
2017	—	263	263
Thereafter	—	—	—
	$9,782	$2,063	$11,845

Employee Relations

Approximately 14% of the Company’s employees are represented by labor unions and are covered by collective bargaining agreements. Simpson Strong-Tie’s facility in San Bernardino County, California, has two collective bargaining agreements, one with its tool and die craftsmen and maintenance workers, and the other with its sheetmetal workers. These two contracts expire February 2014 and June 2014, respectively. Simpson Strong-Tie’s facility in Stockton, California, is also a union facility with two collective bargaining agreements, which also cover its tool and die craftsmen and maintenance workers, and its sheetmetal workers. These two contracts will expire June 2015 and September 2015, respectively.

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

Pending Claims

Four lawsuits (the “Cases”) have been filed against the Company in the Hawaii First Circuit Court: Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4”). Case 1 was filed on November 18, 2009. Cases 2 and 3 were originally filed on June 30, 2009. Case 4 was filed on August 19, 2009. The Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage. Case 1 is a putative class action brought by the owners of allegedly affected Ocean Pointe houses. Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new representative plaintiff. Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments. Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products. Case 4 is a putative class action brought, like Case 1, by owners of allegedly affected Ocean Pointe homes. In Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are actually the fault of the Company. Similarly, Haseko’s sub-contractors on the Ocean Pointe development brought cross-claims against the Company seeking indemnity and contribution for any amounts for which they may ultimately be found liable. None of the Cases alleges a specific amount of damages sought, although each of the Cases seeks compensatory damages, and Case 1 seeks punitive damages. Cases 1 and 4 have been consolidated. In December 2012, the Court granted the Company summary judgment on the claims asserted by the plaintiff homeowners in Cases 1 and 4, and on the third party complaint and cross-claims asserted by Haseko and the sub-contractors, respectively, in Case 4. Haseko and the sub-contractors may yet attempt to assert new or additional claims against the Company, and the Court has not definitively precluded them from doing so. The Company continues to investigate the facts underlying the claims asserted in the Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed. At this time, the likelihood that the Company will be found liable under any legal theory, and the extent of such liability, if any, are unknown. Management believes the Cases may not be resolved for an extended period. The Company intends to defend itself vigorously in connection with the Cases.

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

On November 21, 2011, the Company commenced a lawsuit against National Union, Fireman’s Fund, Hartford and others in the Superior Court of the State of California in and for the City and County of San Francisco (the “San Francisco coverage action”). In the San Francisco coverage action, the Company alleges generally that the separate pendency of the National Union action and the Fireman’s Fund action presents a risk of inconsistent adjudications; that the San Francisco Superior Court has jurisdiction over all of the parties and should exercise jurisdiction at the appropriate time to resolve any and all disputes that have arisen or may in the future arise among the Company and its liability insurers; and that the San Francisco coverage action should also be stayed pending resolution of the underlying Ocean Pointe Cases. The San Francisco coverage action has been ordered stayed pending resolution of the Cases.

Nishimura v. Gentry Homes, Ltd; Simpson Manufacturing Co., Inc.; and Simpson Strong-Tie Company, Inc., Civil no. 11-1-1522-07, was filed in the Circuit Court of the First Circuit of Hawaii on July 20, 2011. The Nishimura case alleges premature corrosion of the Company’s strap tie holdown products in a housing development at Ewa Beach in Honolulu, Hawaii. The case is a putative class action brought by owners of allegedly affected homes. The Complaint alleges that the Company’s strap products and mudsill anchors are insufficiently corrosion resistant and/or fail to comply with Honolulu’s building code. In February 2012, the Court dismissed three of the five claims the plaintiffs had asserted against the Company. The Company is currently investigating the allegations of the complaint, including, among other things: the existence and extent of the alleged corrosion, if any; the building code provisions alleged to be applicable and, if applicable, whether the products complied; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if any are needed. At this time, the likelihood that the Company will be found liable for any damage allegedly suffered and the extent of such liability, if any, are unknown. The Company denies any liability of any kind and intends to defend itself vigorously in this case.

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

10.               Income Taxes

The provision for income taxes from continuing operations consisted of the following:

(in thousands)

	Years Ended December 31,
	2012	2011	2010

Current
Federal	$13,163	$21,040	$20,310
State	2,732	4,427	3,896
Foreign	3,920	4,582	3,417
Deferred
Federal	(544)	(574)	3,673
State	(98)	(358)	1,726
Foreign	830	(1,231)	217
	$20,003	$27,886	$33,239

Income and loss from continuing operations before income taxes for the years ended December 31, 2012, 2011 and 2010, consisted of the following:

(in thousands)

	Years Ended December 31,
	2012	2011	2010

Domestic	$65,705	$68,961	$78,183
Foreign	(3,784)	9,825	(146)
	$61,921	$78,786	$78,037

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes for its continuing operations were as follows:

(in thousands)

	Years Ended December 31,
	2012	2011	2010

Federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.9%	3.4%	4.9%
Tax benefit of domestic manufacturing deduction	(2.1)%	(2.5)%	(2.3)%
Change in valuation allowance	6.0%	(0.3)%	3.3%
Difference between United States statutory and foreign local tax rates	2.6%	0.3%	2.0%
Change in uncertain tax position	(0.3)%	(0.0)%	(0.7)%
Worthless stock deduction on Irish subsidiary	(15.4)%	0.0%	0.0%
Non-deductible goodwill write-off	1.1%	0.0%	0.0%
Non-deductible professional fee	1.3%	0.0%	0.0%
Other	1.2%	(0.5)%	0.4%
Effective income tax rate	32.3%	35.4%	42.6%

In 2012, the Company recorded a worthless stock deduction for its investment in the Company’s wholly-owned Irish subsidiary. The deduction resulted in approximately $9.9 million tax benefit on the Company’s U.S. tax returns.

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 2012, 2011 and 2010, were as follows:

(in thousands)

	December 31,
	2012	2011	2010

Current deferred tax assets
State tax	$1,133	$1,586	$1,197
Workers’ compensation	1,814	2,123	1,816
Health claims	516	549	519
Vacation liability	1,037	865	786
Allowance for doubtful accounts	332	291	351
Inventories	5,713	4,796	5,141
Sales incentive and advertising allowances	580	408	399
State tax credit carry forward	—	—	125
Intangible rights write-off	—	194	—
Acquisition expenses	—	477	—
Unrealized foreign exchange gain or loss	39	57	86
Other, net	309	428	271
	11,473	11,774	10,691
Less valuation allowances	—	—	(502)
	$11,473	$11,774	$10,189

Long-term deferred tax assets (liabilities)
Depreciation	$(2,434)	$(3,067)	$(1,614)
Goodwill and other intangibles amortization	(4,086)	(314)	(1,447)
Deferred compensation related to stock options	7,296	5,485	4,841
Uncertain tax positions’ unrecognized tax benefits	1,140	1,115	1,438
Keymark investments basis difference	—	—	663
Non-United States tax loss carry forward	8,064	5,912	5,548
Tax effect on cumulative translation adjustment	(763)	(812)	(826)
Other	526	811	641
	9,743	9,130	9,244
Less valuation allowances	(9,719)	(6,279)	(6,665)
	$24	$2,851	$2,579

The total deferred tax assets for the years ended December 31, 2012, 2011 and 2010, were $21.6 million, $21.4 million and $19.2 million, respectively. The total deferred tax liabilities for the years ended December 31, 2012, 2011, and 2010, were $10.1 million, $6.7 million and $6.5 million, respectively.

At December 31, 2012, the Company had $41.0 million of pre-tax loss carryforwards in various non-United States taxing jurisdictions, of which about $16.7 million belonged to the Company’s wholly owned Irish subsidiary. Tax loss carryforwards of $0.9 million, $1.6 million, $0.8 million $0.8 million and $1.8 million will expire in 2013, 2014, 2015, 2016 and 2017, respectively, if not utilized. The remaining tax losses can be carried forward indefinitely.

At December 31, 2012 and 2011, the Company had deferred tax valuation allowances of $9.7 million and $6.3 million, respectively. The valuation allowance increased $3.4 million and $2.3 million for the years ended December 31, 2012 and 2010, respectively, and decreased $0.9 million for the year ended December 31, 2011.

The Company does not provide for federal income taxes on the undistributed earnings of its international subsidiaries because such earnings are reinvested and, in the Company’s opinion, will continue to be reinvested indefinitely. At December 31, 2012, 2011 and 2010, the Company had not provided for federal income taxes on undistributed earnings of $29.0 million, $20.9 million and $14.6 million, respectively, from its international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both United States income taxes and withholding taxes in various international jurisdictions. These taxes may be partially offset by United States foreign tax credits. Determination of the related amount of unrecognized deferred United States income taxes is not practicable because of the complexities associated with this hypothetical calculation. United States federal income taxes are provided on the earnings of the Company’s foreign branches, which are included in the United States federal income tax return.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits in 2012, 2011 and 2010 was as follows, including foreign translation amounts:

(in thousands)

	2012	2011	2010

Balance at January 1	$4,683	$5,862	$6,422
Additions based on tax positions related to prior years	527	18	1,236
Reductions based on tax positions related to prior years	(1,163)	(681)	(537)
Additions for tax positions of the current year	933	570	951
Settlements	(486)	(362)	(59)
Lapse of statute of limitations	(651)	(724)	(2,151)
Balance at December 31	$3,843	$4,683	$5,862

Included in the balance of unrecognized tax benefits at December 31, 2012, 2011 and 2010, are tax positions of $0.9 million, $1.1 million and $1.2 million, respectively, which, if recognized, would reduce the effective tax rate. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of the Company’s historical accounting policy. During the years ended December 31, 2012, 2011 and 2010, accrued interest decreased by $0.4 million, $0.0 million and $0.5 million, respectively, as a result of the reversal of accrued interest associated with the lapse of statutes of limitations. At December 31, 2012, 2011 and 2010, the Company had accrued $0.7 million, $1.1 million and $1.1 million, respectively, for the potential payment of interest, before income tax benefits.

At December 31, 2012, the Company remained subject to United States federal income tax examinations for the tax years 2009 through 2012. In addition, the Company remained subject to state, local and foreign income tax examinations primarily for the tax years 2007 through 2012.

11.               Retirement Plans

The Company has six defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. Two of the plans, covering United States employees, provide for annual contributions in amounts that the Board may authorize, subject to certain limitations, but in no event more than the amounts permitted under the Internal Revenue Code as deductible expense. The other four plans, covering the Company’s

European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2012, 2011 and 2010, was $7.7 million, $6.7 million and $6.3 million, respectively.

The Company also contributes to various industry-wide, union-sponsored pension funds for hourly employees who are union members and a statutorily required pension fund for employees in Switzerland. Payments to these funds aggregated $2.1 million for the year ended December 31, 2012, $1.8 million for the year ended December 31, 2011, and $1.7 million for the year ended December 31, 2010.

12.               Related Party Transactions

The Company paid an airplane charter company standard hourly rates when an airplane is hired for use by its Chairman and former Chief Executive Officer for travel between his home and Company offices or by him and other Company employees in travel on business. For each of the years ended December 31, 2012, 2011 and 2010, the total cost to the Company for this and other airplanes that were used was $0.5 million. Included in these amounts for the years ended December 31, 2012, 2011 and 2010, was $20 thousand, $30 thousand and $30 thousand, respectively, paid to the Company’s Chairman and former Chief Executive Officer for compensation. The independent members of the Board unanimously approved this arrangement. The Company computed the compensation cost of the use of airplanes using the Standard Industrial Fare Level (“SIFL”) tables prescribed under applicable Internal Revenue Service regulations. Beginning in 2013, the Company no longer hires an airplane for its Chairman, but will reimburse him for the cost of his travel based on commercial flight rates to and from its offices or when he travels on Company business.

At the time of the filing of the Company’s report on Form 10-K for the year ended December 31, 2012, the Company was in negotiations to extend its lease on a property in Addison, Illinois, which is co-owned by Gerald Hagel, who has served as a vice president of Simpson Strong-Tie since March 2007. The Company has agreed in principle to the conditions of the extension. The Company paid $0.3 million in 2012 to lease the property from Mr. Hagel and his wife Susan Hagel, a former employee of Simpson Strong-Tie.

In December 2009 and January 2010, the Company made loans of $0.7 million and $1.7 million to two entities related to Keymark. Both of these loans bear interest at an annual rate of 5.5%, payable monthly, and the principal amounts will be due and payable in February 2013, or earlier if Keymark is sold. Each of these loans is backed by a real property deed of trust. The full amount of the $1.7 million loan was repaid in July 2012 and the full amount of the $0.7 million loan was repaid in January 2013.

In 2011, the Company paid Keymark $2.5 million for fees owed to Keymark for software development and the Company purchased the software assets of Keymark valued at $11.5 million for $6.2 million in net cash payments and its 46.1% interest in Keymark. The Company no longer has an equity interest in Keymark or any remaining receivables from Keymark. See Note 6.

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

13.               Stock-Based Compensation Plans

The Company has one stock-based incentive plan, which incorporates and supersedes its two previous plans (see Note 1 — Accounting for Stock-Based Compensation). Participants are granted stock-based awards only if the applicable Company-wide or profit-center operating goals, or both, or strategic goals, established by the Compensation and Leadership Development Committee of the Board of Directors at the beginning of the year, are met.

The fair value of each restricted stock unit award is estimated on the date of the award based on the closing market price of the underlying stock on the day preceding the date of the award. On February 6, 2013, 359,371 restricted stock units were awarded, including 9,975 awarded to the Company’s independent directors, at an estimated value of $31.96 per share, the closing price on February 5, 2013. The restrictions on these awards generally lapse one quarter on each of the date of the award and the first, second and third anniversaries of the date of the award. Restrictions on awards to certain officers of the Company and its subsidiaries lapse three quarters on the third anniversary of the date of the award and one quarter on the fourth anniversary of the date of the award.

The following table summarizes the Company’s unvested restricted stock unit activity for the year ended December 31, 2012:

			Aggregate
		Weighted-	Intrinsic
	Shares	Average	Value *
Unvested Restricted Stock Units (RSUs)	(in thousands)	Price	(in thousands)

Outstanding at January 1, 2012	—	$—
Awarded	361	33.23
Vested	(95)	33.23
Forfeited	(2)	33.23
Outstanding at December 31, 2012	264	$33.23	$8,657
Outstanding and expected to vest at December 31, 2012	259	$33.23	$8,485

* The intrinsic value is calculated using the closing price per share of $32.79 as reported by the New York Stock Exchange on December 31, 2012.

The total intrinsic value of restricted stock units vested during the year ended December 31, 2012, was $3.1 million, based on the market value on the award date.

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

The assumptions used in the Black-Scholes option pricing model for options granted in 2011 and 2010 were as follows:

Number		Risk-
of Options		Free
Granted	Grant	Interest	Dividend	Expected			Fair
(in thousands)	Date	Rate	Yield	Life	Volatility	Exercise Price	Value
1994 Plan
1,362	02/03/11	2.62%	1.75%	6.2 years	39.0%	$29.66 to $32.63	$10.33
148	02/02/10	2.93%	1.62%	6.5 years	36.0%	24.75	$8.46
1995 Plan
30	02/15/11	2.92%	1.76%	6.6 years	38.0%	$29.58	$10.49

No options were granted under the 1995 Plan in 2010 or under the 2011 Plan in 2012.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2012:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value*
Non-Qualified Stock Options	(in thousands)	Price	Life	(in thousands)
Outstanding at January 1, 2012	2,134	$31.15	3.1	$8,053
Exercised	(186)	$26.55
Forfeited	(41)	$32.25
Outstanding at December 31, 2012	1,907	$31.58	3.8	$5,347
Outstanding and expected to vest at December 31, 2012	1,882	$31.60	3.7	$5,261
Exercisable at December 31, 2012	1,081	$33.20	2.8	$2,592

* The intrinsic value represents the amount by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $32.79 as reported by the New York Stock Exchange on December 31, 2012.

The total intrinsic value of options exercised during the three years ended December 31, 2012, 2011 and 2010, was $1.1 million, $0.1 million and $1.4 million, respectively.

A summary of the status of unvested options as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Options	(in thousands)	Fair Value
Unvested at January 1, 2012	1,242	$10.11
Vested	(397)	$9.87
Forfeited	(19)	$8.88
Unvested at December 31, 2012	826	$10.25

As of December 31, 2012, total unrecognized compensation cost of $18.1 million was related to unvested share-based compensation arrangements expected to be awarded under the 2011 Plan and granted under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 2.1 years. Options granted under the 1995 Plan are fully vested and the associated expense is fully recognized as of the date of grant.

The Company also maintains a Stock Bonus Plan whereby it awards shares to employees, who do not otherwise participate in one of the Company’s stock-based incentive plans. The number of shares awarded, as well as the period of service, is determined by the Compensation and Leadership Development Committee of the Board. In 2012, 2011 and 2010, the Company issued, and committed to issue, 9 thousand, 12 thousand and 8 thousand shares, respectively, which resulted in pre-tax compensation charges, for both continuing and discontinued operations, of $0.5 million, $0.7 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. These employees are also awarded cash bonuses, which are included in these charges, to compensate for their income taxes payable as a result of the stock bonuses. Shares have been issued under this Plan in the year following the year in which the employee reached the tenth anniversary of employment with the Company.

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

The Administrative & All Other column primarily includes expenses such as self-insured workers compensation claims for certain members of management, stock-based compensation for certain members of management, interest expense, foreign exchange gains or losses and income tax expense, as well as revenues and expenses related to real estate activities, such as rental income and depreciation expense on the Company’s property in Vacaville, California, which the Company has leased to a third party for a 10-year term expiring in August 2020.

The following table illustrates certain measurements used by management to assess the performance of the segments described above as of December 31, 2012, 2011 and 2010, or for the years then ended:

(in thousands)

	North		Asia/	Administrative
2012	America	Europe	Pacific	& All Other	Total

Net sales	$522,895	$122,549	$10,843	$949	$657,236
Sales to other segments *	5,121	430	15,721	—	21,272
Income (loss) from operations	71,586	(8,095)	(2,799)	1,017	61,709
Depreciation and amortization	16,317	7,744	1,330	1,466	26,857
Impairment of goodwill	—	2,346	—	—	2,346
Impairment of long-lived asset	461	342	—	—	803
Significant non-cash charges	7,369	1,053	194	2,051	10,667
Provision for income taxes	15,037	3,544	323	1,099	20,003
Capital expenditures and asset acquisitions, net of cash acquired	23,014	63,510	916	—	87,440
Total assets	583,501	194,000	30,455	82,366	890,322

	North		Asia/	Administrative
2011	America	Europe	Pacific	& All Other	Total

Net sales	$474,722	$118,246	$9,528	$950	$603,446
Sales to other segments *	4,805	575	11,359	—	16,739
Income (loss) from operations	75,350	1,296	(1,471)	(1,118)	74,057
Depreciation and amortization	13,194	4,849	1,211	1,497	20,751
Impairment of goodwill	—	1,282	—	—	1,282
Impairment of long-lived asset	1,094	—	—	—	1,094
Significant non-cash charges	4,464	966	129	1,278	6,837
Provision for (benefit from)	25,348	2,588	(805)	755	27,886
Capital expenditures and asset acquisitions, net of cash acquired	72,291	5,062	544	19	77,916
Total assets	540,082	180,016	29,306	86,683	836,087

	North		Asia/	Administrative
2010	America	Europe	Pacific	& All Other	Total

Net sales	$444,622	$101,314	$9,232	$319	$555,487
Sales to other segments *	3,994	136	9,140	—	13,270
Income (loss) from operations	81,007	(3,674)	(111)	1,202	78,424
Depreciation and amortization	13,588	4,626	1,233	1,704	21,151
Impairment of goodwill	—	6,292	—	—	6,292
Impairment of long-lived asset	—	419	—	—	419
Significant non-cash charges	2,645	390	47	607	3,689
Provision for income taxes	28,712	2,440	289	1,798	33,239
Capital expenditures and asset acquisitions, net of cash acquired	26,305	6,370	512	368	33,555
Total assets	557,762	123,669	25,576	167,702	874,709

* Sales to other segments are eliminated on consolidation.

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore has been included in the total assets of “Administrative and All Other.” Cash and short-term investment balances in “Administrative and All Other” were $91.9 million, $68.5 million and $274.6 million as of December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the Company had $83.6 million or 47.6% of its cash and cash equivalents held outside the United States in accounts belonging to the Company’s various foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if it were repatriated to the United States. The Company has no plans to repatriate cash and cash equivalents held outside the United States as the Company expects to use such funds for future international growth and acquisitions.

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

The following table illustrates how the Company’s net sales and long-lived assets were distributed geographically as of December 31, 2012, 2011 and 2010, or for the years then ended:

(in thousands)

	2012		2011		2010
	Net	Long-Lived	Net	Long-Lived	Net	Long-Lived
	Sales	Assets	Sales	Assets	Sales	Assets

United States	$479,390	$152,456	$433,242	$165,363	$401,675	$154,182
Canada	44,359	6,182	42,350	5,964	43,165	6,117
Denmark	15,096	2,252	17,158	2,607	15,775	3,328
United Kingdom	23,504	1,232	23,598	1,370	20,233	1,660
France	37,826	10,036	43,319	10,530	34,552	12,573
Germany	27,919	17,651	27,237	4,957	24,221	1,278
Switzerland	6,653	11,628	—	—	—	—
Poland	4,847	795	3,004	224	2,848	205
The Netherlands	3,336	92	—	—	—	—
Portugal	1,437	734	—	—	—	—
Ireland	791	2,757	2,720	3,075	2,769	3,454
China/Hong Kong	6,054	9,675	4,754	10,022	5,027	10,522
Australia	3,386	441	4,586	369	4,205	276
New Zealand	1,404	154	188	138	—	—
Other countries	1,234	577	1,290	560	1,017	604
	$657,236	$216,662	$603,446	$205,179	$555,487	$194,199

Net sales and long-lived assets, net of intangible assets, are attributable to the country where the operations are located.

The following table illustrates how the Company’s net sales are distributed by product as of December 31, 2012, 2011 and 2010, or for the years then ended:

(in thousands)

	2012	2011	2010
Wood Construction	$558,113	$536,131	$496,240
Concrete Construction	97,967	66,031	56,591
Other	1,156	1,284	2,656
Total	$657,236	$603,446	$555,487

Wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls and are used for connecting and strengthening wood-based construction primarily in the residential construction market. Concrete construction products include adhesives, chemicals, mechanical anchors, carbide drill bits, powder actuated tools and fiber reinforcing materials and are used for restoration, protection or strengthening concrete, of masonry and steel construction in residential, industrial, commercial and infrastructure construction.

The Company’s largest customer, attributable mostly to the North American segment, accounted for 10%, 10% and 11% of net sales for the years ended December 31, 2012, 2011 and 2010, respectively.

15.                               Subsequent Events

In January 2013, the Company received $0.7 million for repayment of the loan from an entity related to Keymark. See Note 12.

In February 2013, the Board authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2013.

In February 2013, the Company acquired certain assets relating to the TJ® ShearBrace (“ShearBrace”) product line of Weyerhaeuser NR Company, a Washington corporation, (“Weyerhaeuser”) for $5.3 million. The ShearBrace is a line of pre-fabricated shear walls, that will complement the Company’s Strong-Wall shear wall, and is sold throughout North America. This transaction will be recorded as a business combination in accordance with the business acquisition method. Because the transaction was so recent, the Company is in the process of evaluating the information required to determine the purchase price allocation.

16.                               Discontinued Operations

On August 31, 2010, the Company sold substantially all of the assets and liabilities of Simpson Dura-Vent to M&G Holding B.V. and M&G Dura-Vent, Inc. (collectively (“M&G”) pursuant to an agreement dated June 30, 2010. The Company decided to sell the assets of Simpson Dura-Vent to focus exclusively on the development of its other businesses. Simpson Dura-Vent represented the Company’s entire venting operations. The sale price was $28.3 million, of which $27.7 million was received on closing. The Company recorded a loss on sale of $0.7 million.

The results from discontinued operations, including the impairment charges described below, for the year ended December 31, 2010, were as follows:

(in thousands)

Year Ended
December 31
2010 *
Net sales	$33,372
Cost of sales	28,073
Gross profit	5,299
Operating expenses	6,683
Impairment charge	21,350
Loss on sale	657
Other expenses	28
Loss from discontinued operations	(23,419)
Benefit from income taxes from discontinued operations	(7,207)
Loss from discontinued operations, net of tax	$(16,212)

* The Company sold the discontinued operation on August 31, 2010.

The Company sold the following Simpson Dura-Vent net assets and liabilities, valued at their book value:

(in thousands)

Accounts receivable	$11,925
Inventory	18,164
Other current assets	30
Accounts payable	(436)
Other accrued liabilities	(680)
Total net assets sold	$29,003

The net loss of $0.7 million recorded on the sale of the Simpson Dura-Vent net assets and liabilities is calculated as follows:

(in thousands)

Net proceeds received	$28,346
Carrying value of net assets sold	29,003
Loss on sale	$657

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

17.          Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for each of the quarters in 2012 and 2011:

(in thousands, except

per share amounts)

	2012				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$144,686	$172,113	$181,703	$158,734	$130,732	$162,366	$177,812	$132,536
Cost of sales	89,482	96,390	98,557	89,329	75,822	86,919	94,313	75,588
Gross profit	55,204	75,723	83,146	69,405	54,910	75,447	83,499	56,948

Research and development and other engineering	8,763	8,916	9,043	9,198	6,143	6,804	6,945	5,994
Selling	21,109	20,941	19,881	20,432	18,041	18,633	19,819	17,075
General and administrative	23,799	23,843	27,087	26,244	23,570	25,174	25,454	21,621
Impairment of goodwill	2,346	—	—	—	1,282	—	—	—
Loss (gain) on sale of assets	124	33	(13)	23	190	(46)	73	(25)
Income (loss) from operations	(937)	21,990	27,148	13,508	5,684	24,882	31,208	12,283

Income (loss) in equity method investment	—	—	—	—	—	4,471	(69)	(14)
Interest income, net	35	55	58	65	82	79	108	72
Income (loss) before income taxes	(902)	22,045	27,206	13,573	5,766	29,432	31,247	12,341

Provision for (benefit from) income taxes	(6,785)	9,069	11,347	6,372	818	10,052	11,754	5,263

Net income	$5,883	$12,976	$15,859	$7,201	$4,948	$19,380	$19,493	$7,078

Earnings per common share:

Basic	$0.12	$0.27	$0.33	$0.15	$0.10	$0.40	$0.39	$0.14
Diluted	0.12	0.27	0.33	0.15	0.10	0.40	0.39	0.14

Cash dividends declared per common share	$0.25	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125

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

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

for the years ended December 31, 2012, 2011 and 2010

		Column C
Column A	Column B	Additions		Column D	Column E
		Charged	Charged
	Balance at	to Costs	to Other		Balance
(in thousands)	Beginning	and	Accounts —		at End
Classification	of Year	Expenses	Write-offs	Deductions	of Year

Year Ended December 31, 2012
Allowance for doubtful accounts	$991	$355	$—	$59	$1,288
Allowance for sales discounts	1,231	401	—	—	1,632
Allowance for deferred tax assets	6,279	3,600	—	159	9,720

Year Ended December 31, 2011
Allowance for doubtful accounts	1,344	67	—	420	991
Allowance for sales discounts	1,181	50	—	—	1,231
Allowance for deferred tax assets	7,167	1,081	—	1,970	6,279

Year Ended December 31, 2010
Allowance for doubtful accounts	4,667	(81)	—	3,242	1,344
Allowance for sales discounts	1,908	794	—	1,521	1,181
Allowance for deferred tax assets	4,888	3,344	—	1,065	7,167

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. As of December 31, 2012, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were designed and effective in providing that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting. During the three months ended December 31, 2012, the Company made no changes to its internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

The Company’s management has excluded S&P Clever and Keymark from its assessment of internal control over financial reporting as of December 31, 2012, because they were acquired by the Company in purchase business combinations during 2012. The total assets of these acquisitions are 8.1% and 1.0%, respectively, and combined total revenues are 2.6%, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report on Form 10-K, has also audited the Company’s internal control over financial reporting, which is included herein.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 23, 2013, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2012, which information is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 23, 2013, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2012, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 23, 2013, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2012, which information is incorporated herein by reference. The other information required by this Item appears in this report under “Item 5 — Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 23, 2013, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2012, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 23, 2013, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2012, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report:

1.     Consolidated financial statements

The following consolidated financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2011 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2012, is filed as part of this Annual Report:

Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2012, 2011 and 2010

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

10.4          Credit Agreement, dated as of July 27, 2012, among Simpson Manufacturing Co., Inc. as Borrower, the Lenders party thereto, Wells Fargo Bank, National Association, in its separate capacities as Swing Line Lender and L/C issuer and as Administrative Agent, and Simpson Strong-Tie Company Inc., and Simpson Strong-Tie International, Inc. as Guarantors, is incorporated by reference to Exhibit 10.1 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated August 1, 2012

10.5          Form of Indemnification Agreement between Simpson Manufacturing Co., Inc. and its directors and executive officers, as well as the officers of Simpson Strong-Tie Company Inc., is incorporated by reference to Exhibit 10.2 of Simpson Manufacturing Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.6            Compensation of Named Executive Officers is incorporated by reference to Exhibit 10 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated December 10, 2012 and on Form 8-K/A dated January 31, 2013.

10.7            Simpson Manufacturing Co., Inc. 2011 Incentive Plan is incorporated by reference to Exhibit A of Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 10, 2011.

10.8            Share Purchase Agreement dated as of October 26, 2011, between Josef Scherer and Yvonne Scherer, owners of S&P Clever Reinforcement Company AG and S&P Reinforcement International AG, both companies incorporated under the laws of Switzerland, on the one hand, and Simpson Manufacturing Co., Inc., on the other hand, is incorporated by reference to Exhibit 10.9 of Simpson Manufacturing Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.9            Asset Purchase Agreement dated as of December 16, 2011, by and between Automatic Stamping, LLC, a North Carolina limited liability company, Automatic Stamping Auxiliary Services, LLC, a North Carolina limited liability company, and William H. Black, Jr., on the one hand, and Simpson Strong-Tie Company Inc., a California corporation, on the other hand, is incorporated by reference to Exhibit 10.10 of Simpson Manufacturing Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

101               Financial statements from the annual report on Form 10-K of Simpson Manufacturing Co., Inc. for the year ended December 31, 2012, formatted in XBRL, are filed herewith and include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statement of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2013	Simpson Manufacturing Co., Inc.
(Registrant)

	By	/s/Brian Magstadt
Brian Magstadt
Chief Financial Officer
and Duly Authorized Officer
of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/Karen Colonias	President and Chief Executive	February 28, 2013
(Karen Colonias)	Officer

Chief Financial Officer:

/s/Brian Magstadt	Chief Financial Officer,	February 28, 2013
(Brian Magstadt)	Treasurer and Secretary
(principal accounting and financial officer)

Directors:

/s/Barclay Simpson	Chairman Emeritus of the Board	February 28, 2013
(Barclay Simpson)	and Director

/s/Thomas J Fitzmyers	Chairman of the Board	February 28, 2013
(Thomas J Fitzmyers)	and Director

/s/James S. Andrasick	Director	February 28, 2013
(James S. Andrasick)

/s/Jennifer A. Chatman	Director	February 28, 2013
(Jennifer A. Chatman)

/s/Earl F. Cheit	Director	February 28, 2013
(Earl F. Cheit)

/s/Gary M. Cusumano	Director	February 28, 2013
(Gary M. Cusumano)

/s/Peter N. Louras	Director	February 28, 2013
(Peter N. Louras)

/s/Robin G. MacGillivray	Director	February 28, 2013
(Robin G. MacGillivray)

/s/Barry Lawson Williams	Director	February 28, 2013
(Barry Lawson Williams)