Form 10-Q
period 2013-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2013-05-09
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares of the registrant’s common stock outstanding as of March 31, 2013:    48,556,533

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	March 31,		December 31,
	2013	2012	2012
ASSETS
Current assets
Cash and cash equivalents	$141,965	$160,092	$175,553
Trade accounts receivable, net	102,813	107,257	82,812
Inventories	202,341	184,068	204,124
Deferred income taxes	12,419	12,139	11,473
Assets held for sale	577	—	593
Other current assets	20,377	14,095	23,499
Total current assets	480,492	477,651	498,054
Property, plant and equipment, net	211,010	209,460	213,452
Goodwill	122,582	130,556	121,981
Intangible assets, net	45,278	43,484	50,598
Other noncurrent assets	12,185	5,860	6,237
Total assets	$871,547	$867,011	$890,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and notes payable	$1,214	$3,556	$178
Trade accounts payable	30,958	35,109	37,117
Accrued liabilities	31,290	35,746	44,923
Income taxes payable	—	1,193	—
Accrued profit sharing trust contributions	1,849	1,683	5,191
Accrued cash profit sharing and commissions	4,707	6,598	3,414
Accrued workers’ compensation	4,673	5,485	4,692
Total current liabilities	74,691	89,370	95,515

Long-term debt, net of current portion	—	240	—
Long-term liabilities	8,435	6,300	5,239
Total liabilities	83,126	95,910	100,754

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, at par value	485	482	483
Additional paid-in capital	184,550	174,831	184,677
Retained earnings	597,104	581,779	592,309
Accumulated other comprehensive income	6,282	14,009	12,099
Total stockholders’ equity	788,421	771,101	789,568
Total liabilities and stockholders’ equity	$871,547	$867,011	$890,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per-share amounts, unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$154,535	$158,734
Cost of sales	89,561	89,329
Gross profit	64,974	69,405

Operating expenses:
Research and development and other engineering	8,308	9,198
Selling	21,371	20,432
General and administrative	26,290	26,244
Loss (gain) on sale of assets	(8)	23
	55,961	55,897
Income from operations	9,013	13,508

Interest income, net	38	65
Income before taxes	9,051	13,573
Provision for income taxes	4,256	6,372
Net income	$4,795	$7,201

Earnings per common share:
Basic	$0.10	$0.15
Diluted	$0.10	$0.15

Number of shares outstanding
Basic	48,536	48,273
Diluted	48,626	48,337

Cash dividends declared per common share	$—	$0.125

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

 (In thousands, unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$4,795	$7,201

Other comprehensive (loss) income
Translation adjustment, net of tax benefit (expense) of ($84) and $23, respectively	(5,817)	7,226

Comprehensive (loss) income	$(1,022)	$14,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the three month periods ended March 31, 2012 and 2013 and for the nine months ended December 31, 2012

(In thousands except per-share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance, January 1, 2012	48,163	$481	$170,483	$580,616	$6,783	$758,363
Net income	—	—	—	7,201	—	7,201
Translation adjustment, net of tax	—	—	—	—	7,226	7,226
Stock options exercised	74	1	1,757	—	—	1,758
Stock-based compensation	—	—	3,110	—	—	3,110
Tax effect of options exercised	—	—	(2)	—	—	(2)
Shares issued from release of Restricted Stock Units	61	—	(935)	—	—	(935)
Cash dividends declared on common stock, $0.125 per share	—	—	—	(6,038)	—	(6,038)
Common stock issued at $33.71 per share for stock bonus	12	—	418	—	—	418
Balance, March 31, 2012	48,310	482	174,831	581,779	14,009	771,101
Net income	—	—	—	34,717	—	34,717
Translation adjustment, net of tax	—	—	—	—	(1,667)	(1,667)
Pension adjustment, net of tax	—	—	—	—	(243)	(243)
Stock options exercised	111	1	3,166	—	—	3,167
Stock-based compensation	—	—	7,085	—	—	7,085
Tax effect of options exercised	—	—	(231)	—	—	(231)
Shares issued from release of
Restricted Stock Units	1	—	(174)	—	—	(174)
Cash dividends declared on common stock, $0.50 per share	—	—	—	(24,187)	—	(24,187)
Balance, December 31, 2012	48,422	483	184,677	592,309	12,099	789,568
Net income	—	—	—	4,795	—	4,795
Translation adjustment, net of tax	—	—	—	—	(5,817)	(5,817)
Stock options exercised	18	1	495	—	—	496
Stock-based compensation	—	—	2,813	—	—	2,813
Tax effect of options exercised	—	—	(1,843)	—	—	(1,843)
Shares issued from release of Restricted Stock Units	108	1	(1,907)	—	—	(1,906)
Common stock issued at $33.83 per share for stock bonus	9	—	315	—	—	315
Balance, March 31, 2013	48,557	$485	$184,550	$597,104	$6,282	$788,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months
	Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$4,795	$7,201
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Loss (gain) on sale of assets	(8)	23
Depreciation and amortization	7,487	6,721
Impairment loss on assets	1,024	461
Deferred income taxes	2,093	(205)
Noncash compensation related to stock plans	2,977	3,184
Excess tax benefit of options exercised	—	(99)
Provision for doubtful accounts	(39)	(87)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(21,006)	(26,585)
Inventories	823	3,154
Trade accounts payable	(5,578)	10,379
Income taxes payable	927	3,899
Accrued profit sharing trust contributions	(3,335)	(2,802)
Accrued cash profit sharing and commissions	1,318	3,115
Other current assets	16	723
Accrued liabilities	(9,179)	(9,865)
Long-term liabilities	(612)	313
Accrued workers’ compensation	(18)	10
Other noncurrent assets	(417)	1,100
Net cash provided by (used in) operating activities	(18,732)	640

Cash flows from investing activities
Capital expenditures	(4,632)	(3,249)
Asset acquisitions, net of cash acquired	(5,300)	(56,040)
Proceeds from sale of property and equipment	17	6,847
Loan repayment by related parties	605	—
Net cash used in investing activities	(9,310)	(52,442)

Cash flows from financing activities
Debt and line of credit borrowings	1,080	—
Repayment of debt and line of credit borrowings	(20)	(41)
Issuance of common stock	496	1,758
Excess tax benefit of options exercised	—	99
Dividends paid	(6,053)	(6,020)
Net cash used in financing activities	(4,497)	(4,204)

Effect of exchange rate changes on cash and cash equivalents	(1,049)	2,281

Net decrease in cash and cash equivalents	(33,588)	(53,725)
Cash and cash equivalents at beginning of period	175,553	213,817
Cash and cash equivalents at end of period	$141,965	$160,092

Noncash activity during the period
Noncash capital expenditures	$140	$70
Dividends declared but not paid	—	6,038
Issuance of Company’s common stock for compensation	315	418
Non-cash contingent consideration	—	786

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

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These interim statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Annual Report”).

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

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2013	2012
Net income available to common stockholders	$4,795	$7,201

Basic weighted average shares outstanding	48,536	48,273

Dilutive effect of potential common stock equivalents — stock options	90	64

Diluted weighted average shares outstanding	48,626	48,337

Earnings per common share:
Basic	$0.10	$0.15
Diluted	0.10	0.15

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	—	1,347

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

Under the 1994 Plan, the Company could grant incentive stock options and non-qualified stock options. The Company, however, granted only non-qualified stock options under both the 1994 Plan and the 1995 Plan. The Company generally granted options under each of the 1994 Plan and the 1995 Plan once each year. The exercise price per share of each option granted under the 1994 Plan equaled the closing market price per share of the Company’s common stock as reported by the New York Stock Exchange on the day preceding the day that the Compensation and Leadership Development Committee of the Company’s Board of Directors met to approve the grant of the options. The exercise price per share under each option granted under the 1995 Plan was at the fair market value on the date specified in the 1995 Plan. Options vest and expire according to terms established at the grant date. Options granted under the 1994 Plan typically vest evenly over the requisite service period of four years and have a term of seven years. The vesting of options granted under the 1994 Plan will be accelerated if the grantee ceases to be employed by the Company after reaching age 60 or if there is a change in control of the Company. Options granted under the 1995 Plan were fully vested on the date of grant. Shares of common stock issued on exercise of stock options under the 1994 Plan and the 1995 Plan are registered under the Securities Act of 1933.

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

The following table represents the Company’s stock option and restricted stock unit activity for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(in thousands)	2013	2012

Stock-based compensation expense recognized in operating expenses	$2,879	$3,068

Tax benefit of stock-based compensation expense in provision for income taxes	1,137	1,066

Stock-based compensation expense, net of tax	$1,742	$2,002

Fair value of shares vested	$2,813	$3,110

Proceeds to the Company from the exercise of stock-based compensation	$496	$1,758

Tax effect from exercise of stock-based compensation, including shortfall tax benefits	$(1,843)	$(2)

	At March 31,
	2013	2012

Stock-based compensation cost capitalized in inventory	$361	$387

The amounts included in cost of sales, research and development and other engineering, selling, or general and administrative expense depend on the job functions performed by the employees to whom the stock options and restricted stock units were awarded.

The assumptions used to calculate the fair value of options granted or restricted stock units awarded are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

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

The Company’s investments consisted of only United States Treasury securities and money market funds, which are the Company’s primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. The balance of the Company’s primary financial instruments was as follows:

	At March 31,		At December 31,
(in thousands)	2013	2012	2012

Financial instruments	$59,074	$69,987	$76,130

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

Income Taxes

The Company uses an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in each interim period. The 2013 effective tax rate was higher than statutory tax rates due to 2013 valuation allowances taken on $3.5 million in foreign losses, primarily from the European segment.

The following table presents the Company’s effective tax rates and income tax expense for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(in thousands, except percentage amounts)	2013	2012

Effective tax rate	47.0%	46.9%

Provision for income taxes	$4,256	$6,372

Acquisitions

In January 2012, the Company purchased all of the shares of S&P Clever, for $58.1 million, subject to post-closing adjustments. S&P Clever manufactures and sells engineered materials to repair, strengthen and restore concrete, masonry and asphalt and has operations in Switzerland, Germany, Portugal, Poland, The Netherlands and Austria. Payments under the purchase agreement included cash payments of $57.5 million and contingent consideration of $0.6 million payable over a three-year period if sales goals are met. As a result of the acquisition, the Company has increased its presence in the infrastructure, commercial and industrial construction markets in Europe. The Company’s measurement of assets acquired and liabilities assumed included cash and cash equivalents of $6.8 million, other current assets of $10.8 million, non-current assets of $53.4 million, current liabilities of $12.6 million and non-current liabilities of $0.2 million. Included in non-current assets is goodwill of $19.3 million, which was assigned to the European segment and is not deductible for tax purposes, intangible assets of $15.7 million, the amortization of which is not deductible for tax purposes and long-lived intangibles of $4.8 million related to in-progress product development, which will be amortized when the Company markets the product for sale. The weighted-average amortization period for the intangible assets is 9.8 years.

In March 2012, the Company purchased substantially all of the assets of CarbonWrap Solutions, L.L.C. (“CarbonWrap”) for $5.5 million, subject to post-closing adjustments. CarbonWrap develops fiber-reinforced polymer products primarily for infrastructure and transportation projects. Payments under the purchase agreement totaled $5.3 million in cash and contingent consideration of $0.2 million paid on resolution of specified post-closing contingencies to the principal officer of CarbonWrap, who is now employed by the Company. The Company’s measurement included goodwill of $3.5 million, which was assigned to the North American segment and is deductible for tax purposes, and intangible assets of $1.7 million, which is subject to tax-deductible amortization. Net tangible assets consisting of accounts receivable, inventory, equipment and prepaid expenses accounted for the balance of the purchase price. The weighted-average amortization period for the intangible assets is 15.6 years.

In February 2013, the Company purchased certain assets relating to the TJ® ShearBrace (“ShearBrace”) product line of Weyerhaeuser NR Company, a Washington corporation (“Weyerhaeuser”), for $5.3 million in cash, subject to post-closing adjustments. The ShearBrace is a line of pre-fabricated shearwalls that will complement the Company’s Strong-Wall shearwall, and is sold throughout North America. The Company’s provisional measurement of assets acquired included goodwill of $2.6 million that has been assigned to the North American segment, and intangible assets of $1.9 million, both of which are subject to tax-deductible amortization.  Net tangible assets consisting of inventory and equipment accounted for the balance of the purchase price.

Under the business combinations topic of the FASB ASC, the Company accounted for these acquisitions as business combinations and ascribed acquisition-date fair values to the acquired assets and assumed liabilities. Provisional fair value measurements were made in the first quarter of 2013 for acquired assets and assumed liabilities. Adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as information necessary to complete the analysis is obtained. Fair value of intangible assets was based on Level 3 inputs. The Company expects the measurement process for each acquisition to be finalized within a year of its acquisition date.

Pro-forma financial information is not presented as it would not be materially different from the information presented in the Condensed Consolidated Statements of Operations.

Recently Adopted Accounting Standards

In February 2013, the FASB issued an amendment to the comprehensive income guidance requiring reporting of the effect of significant reclassifications out of other comprehensive income on the respective lines in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional information about these amounts. This amendment is effective for fiscal years beginning after December 15, 2012, and interim periods within those years. The implementation of this amended accounting guidance did not have a material effect on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Standards

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

2.                                      Trade Accounts Receivable, Net

Trade accounts receivable consisted of the following:

	At March 31,		At December 31,
(in thousands)	2013	2012	2012

Trade accounts receivable	$105,880	$110,133	$85,732
Allowance for doubtful accounts	(1,134)	(1,086)	(1,288)
Allowance for sales discounts and returns	(1,933)	(1,790)	(1,632)
	$102,813	$107,257	$82,812

3.                                      Inventories

Inventories consisted of the following:

	At March 31,		At December 31,
(in thousands)	2013	2012	2012

Raw materials	$90,697	$72,616	$95,959
In-process products	18,118	22,226	16,878
Finished products	93,526	89,226	91,287
	$202,341	$184,068	$204,124

4.                                      Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:

	At March 31,		At December 31,
(in thousands)	2013	2012	2012

Land	$30,364	$32,601	$32,068
Buildings and site improvements	173,923	165,085	174,187
Leasehold improvements	4,708	3,793	4,747
Machinery and equipment	213,865	211,042	214,222
	422,860	412,521	425,224
Less accumulated depreciation and amortization	(221,468)	(206,971)	(217,868)
	201,392	205,550	207,356
Capital projects in progress	9,618	3,910	6,096
	$211,010	$209,460	$213,452

The Company’s vacant facility in Hungen, Germany, remained classified as an asset held for sale as of March 31, 2013, consistent with the classification at December 31, 2012. In the quarter ended March 31, 2013, the Company concluded that the carrying value of its Ireland facility, associated with the Europe segment, exceeded its net realizable value, and therefore recorded an impairment charge, within general and administrative expense, of $1.0 million, equal to the amount by which carrying value exceeds net estimated realizable value. See note 10.

Determining the fair value of the Ireland facility is a judgment involving estimates and assumptions. These estimates and assumptions include lease rates, operating costs and inflation factors used to calculate projected future cash flows and future economic and market conditions (Level 3 fair value inputs). The Company bases its fair value estimates on assumptions that it believes to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

5.                                      Goodwill and Intangible Assets, Net

Goodwill was as follows:

	At March 31,		At December 31,
(in thousands)	2013	2012	2012
North America	$81,205	$77,606	$78,739
Europe	39,390	50,975	41,263
Asia/Pacific	1,987	1,975	1,979
Total	$122,582	$130,556	$121,981

Intangible assets, net, were as follows:

	At March 31, 2013
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$39,935	$(13,313)	$26,622
Europe	26,429	(7,773)	18,656
Total	$66,364	$(21,086)	$45,278

	At March 31, 2012
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
North America	$34,552	$(14,304)	$20,248
Europe	28,953	(5,717)	23,236
Total	$63,505	$(20,021)	$43,484

	At December 31, 2012
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
North America	$37,992	$(12,012)	$25,980
Europe	31,701	(7,083)	24,618
Total	$69,693	$(19,095)	$50,598

Intangible assets consist primarily of customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense for intangible assets during the three-month periods ended March 31, 2013 and 2012, totaled $2.0 million and $1.9 million, respectively.

At March 31, 2013, estimated future amortization of intangible assets was as follows:

(in thousands)

Remaining nine months of 2013	$6,149
2014	8,047
2015	7,144
2016	6,860
2017	4,954
2018	2,879
Thereafter	9,245
$45,278

The changes in the carrying amount of goodwill and intangible assets for the three months ended March 31, 2013, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2012	$121,981	$50,598
Acquisitions	2,606	1,869
Reclassifications*	(696)	(4,369)
Amortization	—	(1,991)
Foreign exchange	(1,309)	(829)
Balance at March 31, 2013	$122,582	$45,278

* Measurement period adjustments related to finalizing accounting for acquisitions

6.                                      Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at March 31, 2013, was $308.6 million, including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300.0 million in available credit. This credit facility will expire in July 2017.  Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR01screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at March 31, 2013, the LIBOR Rate was 0.21%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company was also required to pay customary fees as specified in a separate fee agreement between the Company and Wells Fargo Bank, National Association, in its capacity as the Agent under the credit agreement.

The Company’s borrowing capacity under other revolving credit lines and a term note totaled $8.6 million at March 31, 2013. The other revolving credit lines and term note charge interest ranging from 1.011% to 7.25%, have maturity dates from August 2013 to September 2020, and had outstanding balances totaling $1.2 million at March 31, 2013. The Company had outstanding balances of $3.8 million and $0.2 million on March 31, 2012 and December 31, 2012, respectively. The Company was in compliance with its financial covenants at March 31, 2013.

7.                                      Commitments and Contingencies

Note 9 to the consolidated financial statements in the 2012 Annual Report provides information concerning commitments and contingencies.  From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.  The resolution of claims and litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

Pending Claims

Four lawsuits (the “Cases”) have been filed against the Company in the Hawaii First Circuit Court: Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4”).  Case 1 was filed on November 18, 2009.  Cases 2 and 3 were originally filed on June 30, 2009.  Case 4 was filed on August 19, 2009.  The Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage.  Case 1 is a putative class action brought by the owners of allegedly affected Ocean Pointe houses.  Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new representative plaintiff.  Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments.  Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products.  Case 4 is a putative class action brought, like Case 1, by owners of allegedly affected Ocean Pointe homes.  In Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are actually the fault of the Company. Similarly, Haseko’s sub-contractors on the Ocean Pointe development brought cross-claims against the Company seeking indemnity and contribution for any amounts for which they may ultimately be found liable. None of the Cases alleges a specific amount of damages sought, although each of the Cases seeks compensatory damages, and Case 1 seeks punitive damages.  Cases 1 and 4 have been consolidated.  In December 2012, the Court granted the Company summary judgment on the claims asserted by the plaintiff homeowners in Cases 1 and 4, and on the third party complaint and cross-claims asserted by Haseko and the sub-contractors, respectively, in Case 4. In April 2013, the Court granted Haseko and the sub-contractors’ motion for leave to amend their cross-claims to allege a claim for negligent misrepresentation. The Company continues to investigate the facts underlying the claims asserted in the

Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed.  At this time, the likelihood that the Company will be found liable under any legal theory and the extent of such liability, if any, are unknown.  Management believes the Cases may not be resolved for an extended period.  The Company intends to defend itself vigorously in connection with the Cases.

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

Corrosion, hydrogen enbrittlement, cracking, material hardness, wood pressure-treating chemicals, misinstallations, misuse, design and assembly flaws, manufacturing defects, environmental conditions or other factors can contribute to failure of fasteners, connectors, tools, anchors, adhesives and tool products.  On occasion, some of the products that the Company sells have failed, although the Company has not incurred any material liability resulting from those failures.  The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions.  The Company subjects its products to extensive testing, with results and conclusions published in Company catalogues and on its websites. Based on test results to date, the Company believes that, generally, if its products are appropriately selected, installed and used in accordance with the Company’s guidance, they may be reliably used in appropriate applications.

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

The fair value of each restricted stock unit award is estimated on the date of the award based on the closing market price of the underlying stock on the day preceding the date of the award. On February 6, 2013, 359,371 restricted stock units were awarded, including 9,975 awarded to the Company’s independent directors, at an estimated value of $31.96 per share, based on the closing price on February 5, 2013. The restrictions on these awards generally lapse one quarter on the date of the award and one quarter on each of the first, second and third anniversaries of the date of the award.

The following table summarizes the Company’s unvested restricted stock unit activity for the three months ended March 31, 2013:

			Aggregate
		Weighted-	Intrinsic
	Shares	Average	Value *
Unvested Restricted Stock Units (RSUs)	(in thousands)	Price	(in thousands)

Outstanding at January 1, 2013	264	$33.23
Awarded	359
Vested	(169)
Forfeited	(1)
Outstanding at March 31, 2013	453	$32.45	$13,878
Outstanding and expected to vest at March 31, 2013	442	$32.45	$14,333

*  The intrinsic value is calculated using the closing price per share of $30.61 as reported by the New York Stock Exchange on March 29, 2013.

Based on the market value on the award date, the total intrinsic value of vested restricted stock units during the three-month periods ended March 31, 2013 and 2012, was $5.5 million and $3.1 million, respectively.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility was based on historical volatilities of the Company’s common stock measured monthly over a term that is equivalent to the expected life of the award. The expected term of each award was estimated based on the Company’s prior exercise experience and future expectations of the exercise and termination behavior of the grantees. The risk-free rate was based on the yield of United States Treasury zero-coupon bonds with maturities comparable to the expected life in effect at the time of grant. The dividend yield was based on the expected dividend yield on the grant date.

No stock options were granted in 2012 or the first quarter of 2013. The following table summarizes the Company’s stock option activity for the three months ended March 31, 2013:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value *
Non-Qualified Stock Options	(in thousands)	Price	Life (in years)	(in thousands)

Outstanding at January 1, 2013	1,907	$31.58
Exercised	(18)	27.34
Forfeited	(372)	40.67
Outstanding at March 31, 2013	1,517	$29.39		$2,177
Outstanding and expected to vest at March 31, 2013	1,491	$29.39	4.4	$2,149
Exercisable at March 31, 2013	832	$29.32	4.1	$1,404

*  The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the stock option, using the closing price per share of $30.61 as reported by the New York Stock Exchange on March 29, 2013.

The total intrinsic value of stock options exercised during the three month periods ended March 31, 2013 and 2012, was $0.1 million and $0.7 million, respectively.

A summary of the status of unvested stock options as of March 31, 2013, and changes during the three months ended March 31, 2013, are presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Stock Options	(in thousands)	Fair Value

Unvested at January 1, 2013	826	$10.25
Vested	(140)	10.18
Forfeited	(1)	10.33
Unvested at March 31, 2013	685	$10.26

As of March 31, 2013, $15.0 million of total unrecognized compensation cost was related to unvested stock-based compensation arrangements under the 2011 Incentive Plan. The portions of this cost related to stock options, and restricted stock units awarded through January 2013, are expected to be recognized over a weighted-average period of 2.2 years.

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

The following table illustrates certain measurements used by management to assess the performance as of or for the following periods:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Net Sales
North America	$127,737	$127,967
Europe	23,917	28,237
Asia/Pacific	2,644	2,372
Administrative and all other	237	158
Total	$154,535	$158,734

Sales to Other Segments*
North America	$761	$1,372
Europe	280	134
Asia/Pacific	4,136	3,724
Total	$5,177	$5,230

Income (Loss) from Operations
North America	$15,260	$17,873
Europe	(4,180)	(2,372)
Asia/Pacific	(1,184)	(654)
Administrative and all other	(883)	(1,339)
Total	$9,013	$13,508

* The sales to other segments are eliminated on consolidation.

			At
	At March 31,		December 31,
(in thousands)	2013	2012	2012
Total Assets
North America	$580,882	$546,112	$583,501
Europe	182,687	201,721	194,000
Asia/Pacific	29,303	27,916	30,455
Administrative and all other	78,675	91,262	82,366
Total	$871,547	$867,011	$890,322

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $62.5 million, $87.4 million, and $91.9 million, as of March 31, 2013 and 2012, and December 31, 2012, respectively.

The following table illustrates how the Company’s net sales are distributed by product for the following periods:

	Three Months Ended
	March 31,
(in thousands)	2013	2012

Wood Construction	$132,798	$137,779
Concrete Construction	21,434	20,742
Other	303	213
Total	$154,535	$158,734

Wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls and are used for connecting and strengthening wood-based construction primarily in the residential construction market. Concrete construction products include adhesives, chemicals, mechanical anchors, carbide drill bits, powder actuated tools and fiber reinforcing materials and are used for restoration, protection or strengthening concrete, masonry and steel construction in residential, industrial, commercial and infrastructure construction.

10.                               Plant Closure

In September 2012, the Company decided to discontinue manufacturing heavy-duty mechanical anchors made in its facility in Ireland, which were sold mainly in Europe, to focus on selling light-duty and medium-duty anchors and fastener products in conjunction with its connector products. In December 2012, the Company ceased producing and selling heavy-duty mechanical anchors and terminated employees in Europe, primarily in Ireland and Germany, who were manufacturing, selling or supporting the product line. By the end of the third quarter of 2013, the Company expects to close remaining activities associated with the terminated product line, including transferring remaining inventories and certain fixed assets to its other operating locations and preparing the site for lease. All costs associated with the closure are reported in the European segment.

At December 31, 2012, the long-lived assets of the Ireland facility had a net book value of $2.8 million, including land and building with a net book value of $2.7 million. Due to an adverse real estate market, the Company has decided to pursue leasing the facility until the market value of the facility recovers sufficiently. In the quarter ended March 31, 2013, the Company concluded that the carrying value of its Ireland facility, associated with the Europe segment, exceeded its fair value, and therefore recorded an impairment charge, within general and administrative expense, of $1.0 million, equal to the amount by which carrying value exceeds net estimated realizable value. Remaining equipment with a net book value of $0.1 million will be sold to outside parties, transferred to other branches within the Company or scrapped. See note 4.

In 2012, the Company recorded employee severance obligations of $3.0 million, of which $2.4 million was paid in 2012, and $0.6 million was accrued at December 31, 2012. In the first quarter of 2013, severance payments of $77 thousand were made and severance charges of $36 thousand were reversed due to the decision to retain an employee. No additional severance obligations were recorded in 2013.  The remaining balance of $0.5 million to be paid in 2013 represents the statutory and discretionary amounts due to employees that were or will be involuntarily terminated. The Company does not expect to record additional severance expense in 2013.

Closure liabilities are recognized when a transaction or event has occurred that leaves little or no discretion to avoid future settlement of the liability. The Company estimates that closure costs will total $0.7 million, all of which will be allocated to operating expenses. As of December 31, 2012, the Company had recorded $0.3 million in plant closure expenses, of which $0.2 million was paid in 2012 and $0.1 million is to be paid in 2013. In the first quarter of 2013, the Company had recorded $23 thousand in plant closure costs and paid $55 thousand in accrued plant closure costs, with $0.1 million to be paid during the remainder of 2013. The Company estimates additional closure costs of $0.4 million will be incurred and paid in 2013.

11.                               Subsequent Events

In April 2013, the Company’s Board of Directors declared a cash dividend of $0.125 per share, estimated to total $6.1 million, to be paid on July 25, 2013, to stockholders of record on July 3, 2013.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 2013. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Overview

The Company designs, manufactures and sells building construction products that are of high quality and performance, easy to use and cost-effective for customers. It operates in three business segments determined by geographic region: North America, Europe and Asia/Pacific. The Company’s stated goals are to strengthen its core wood construction products and expand its global footprint to be less dependent on housing starts in the United States. The North American segment sells both wood and concrete construction products. With the Company’s ongoing investment in its integrated component systems offering and the acquisition of Keymark’s software development team and Weyerhaeuser’s line of shearwalls, the Company continues to expand product lines that complement its core wood construction product group.

The European segment also sells both wood and concrete construction products and until recently relied primarily on wood construction products for its success. In September 2012, the Company decided to discontinue manufacturing and selling heavy-duty mechanical anchors in Europe to focus on other concrete construction products, such as its light and medium-duty anchors and chemical-based and carbon-fiber-based products. The Asia/Pacific segment sells both wood and concrete construction products in nearly equal amounts. With the expansion of product lines that repair, protect and strengthen concrete, brick, mortar or asphalt construction, the Company hopes to increase concrete construction product sales in the Asia/Pacific segment.

The Admin & All Other column includes expenses such as self-insured workers compensation claims, if any, for certain members of management, stock compensation for certain members of management, interest expense, foreign exchange gains or losses and income tax expense. It also includes revenues and expenses related to real estate activities, such as rental income and depreciation expense on the Company’s facility in Vacaville, California, which the Company has leased to a third party for a term expiring in August 2020.

Housing starts have increased recently, and the Company hopes to benefit from that increase.  Unlike lumber or other products that have a more direct correlation to starts, however, the Company’s products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. The Company’s products are used in a sequential process following the construction process.  Residential and commercial construction begins with the foundation, followed by the wall and the roof systems, and the Company’s products flow into a project or a house according to those schedules. Foundation product sales could be considered a leading indicator for the Company. Year to date sales through April 2013 of these products have increased in the low double digits compared to the same period in 2012.

The Company’s sales also tend to be seasonal, with operating results varying from quarter to quarter. With some exceptions, the Company’s sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of the year, as customers purchase construction materials in the late spring and summer months for the construction season. In addition, weather conditions, such as extended cold or wet weather, which affect and sometimes delay installation of some of the Company’s products, could negatively affect the Company’s results of operations. Political and economic events can also affect the Company’s sales and profitability.

Results of Operations for the Three Months Ended March 31, 2013, Compared with the Three Months Ended March 31, 2012

Net sales decreased 2.6% from $158.7 million for the first quarter of 2012 to $154.5 million for the first quarter of 2013. The Company had net income of $4.8 million for the first quarter of 2013 compared to net income of $7.2 million for the first quarter of 2012. Diluted net income per common share was $0.10 for the first quarter of 2013 compared to diluted net income of $0.15 per common share for the first quarter of 2012. Income from operations decreased 33.3% from $13.5 million in the first quarter of 2012 to $9.0 million in the first quarter of 2013. The following table illustrates the differences in the Company’s operating results in the three months ended March 31, 2013, from the three months ended March 31, 2012, and the increases or decreases for each category by segment.

	Three					Three
	Months					Months
	Ended	Increase (Decrease) in Operating Segment				Ended
	Mar. 31,	North		Asia/	Admin &	Mar. 31,
(in thousands)	2012	America	Europe	Pacific	All Other	2013
Net sales	$158,734	$(231)	$(4,319)	$272	$79	$154,535
Cost of sales	89,329	2,503	(2,495)	235	(11)	89,561
Gross profit	69,405	(2,734)	(1,824)	37	90	64,974

Research and development and other engineering expense	9,198	(466)	(389)	(35)	—	8,308
Selling expense	20,432	1,164	(431)	240	(34)	21,371
General and administrative expense	26,244	(829)	837	370	(332)	26,290
Loss (gain) on sale of assets	23	10	(33)	(8)	—	(8)
Income from operations	13,508	(2,613)	(1,808)	(530)	456	9,013
Interest income, net	65	(13)	65	11	(90)	38
Income before income taxes	13,573	(2,626)	(1,743)	(519)	366	9,051
Provision for income taxes	6,372	(2,588)	(55)	8	519	4,256
Net income	$7,201	$(38)	$(1,688)	$(527)	$(153)	$4,795

Net sales

The following table represents net sales by segment for the three month periods ended March 31, 2012 and 2013:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended:
March 31, 2012	$127,967	$28,236	$2,372	$159	$158,734
March 31, 2013	127,736	23,917	2,644	238	154,535
Increase (decrease)	(231)	(4,319)	272	79	(4,199)
Percentage increase (decrease)	(0.2)%	(15.3)%	11.5%	49.7%	(2.6)%

The following table represents segment net sales as percentages of total net sales for three-month periods ended March 31, 2012 and 2013:

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total
Percentage of total 2012 net sales	80.6%	17.8%	1.5%	0.1%	100.0%
Percentage of total 2013 net sales	82.7%	15.5%	1.7%	0.1%	100.0%

The decrease in the Company’s first quarter 2013 net sales was primarily due to lower sales in Europe, which were affected by difficult economic conditions in Europe. Net sales were also affected negatively by reduced home center sales, lower selling prices and inclement weather in some regions of the United States, Canada and Europe, which possibly delayed construction projects during the quarter.

•                Regional net sales:

•                  North America net sales were flat in the first quarter of 2013, compared to the first quarter of 2012, with inclement weather delaying construction projects in regions of the United States and Canada. The United States had a slight increase in sales over the same period in 2012, despite the loss of some home center business and price reductions. Canadian net sales decreased slightly over the same period in 2012, due to lower sales volumes and selling prices.

•                  Europe net sales decreased in the first quarter of 2013, compared to the first quarter of 2012, primarily due to the region’s economic conditions, inclement weather delaying construction projects, and price decreases. Effects due to foreign currency translation were not significant.

•                Consolidated net sales channels and product groups:

•                  Net sales to contractor distributors increased in the first quarter of 2013, compared to the first quarter of 2012, while net sales to lumber dealers were flat and net sales to home centers decreased, partly as a result of the loss of Lowes as a customer in the second quarter of 2012. Lowes accounted for $6.4 million in net sales in the first quarter of 2012 and $5.3 million in net sales in the second quarter of 2012.

•                  Excluding Lowes, net sales to home centers decreased 15% in the first quarter of 2013 compared to the same period in 2012, while net sales to the Company’s largest customer decreased 12% over the same period.

•                  Wood construction product sales, including connectors, truss plates, fastening systems, fasteners and shearwalls, represented 86% of total Company sales in the first quarter of 2013, down from 87% in the first quarter of 2012.

•                  Concrete construction product sales, including adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, increased as a percentage of total sales to 14% in the first quarter of 2013, from 13% in the first quarter of 2012.

Gross profit

Gross profit decreased from $69.4 million in the first quarter of 2012 to $65.0 million in the first quarter of 2013. Gross profit as a percentage of net sales decreased from 43.7% in the first quarter of 2012 to 42.0% in the first quarter of 2013. The following table represents gross profit by segment for the three month periods ended March 31, 2012 and 2013:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended:
March 31, 2012	$59,825	$9,124	$410	$46	$69,405
March 31, 2013	57,091	7,300	447	136	64,974
Increase (decrease)	(2,734)	(1,824)	37	90	(4,431)
Percentage increase (decrease)	(4.6)%	(20.0)%	9.0%	NM	(6.4)%

The following table represents gross profit as a percentage of sales by segment for the three month periods ended March 31, 2012 and 2013:

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

2012 gross profit percentage	46.8%	32.3%	17.3%	NM	43.7%
2013 gross profit percentage	44.7%	30.5%	16.9%	NM	42.0%

•                  North America — Gross profit margin decreased from the first quarter of 2012 to the first quarter of 2013, as a result of competitive price pressure, higher material costs, higher factory overhead due to lower sales volumes, and higher distribution costs as a percentage of sales. Concrete construction product sales, which have a lower gross margin than wood construction product sales, increased to 13% of North America net sales in the first quarter of 2013 from 12% over the same period in 2012, also negatively affecting the gross profit margin.

•                  Europe — Gross profit margin decreased from the first quarter of 2012 to the first quarter of 2013, as a result of competitive price pressure and higher material, distribution and factory overhead costs, due to lower sales volumes, as a percentage of sales, partly offset by decreased labor costs.

•                  Product mix — Gross profit margin differential between wood construction products and concrete construction products decreased from 18% in the first quarter of 2012 to 15% in the first quarter of 2013.

•                  Steel prices — While steel prices decreased slightly in the United States market in the first quarter of 2013, the Company expects an increase in steel prices during the second and third quarters of 2013 due to an expected increase in demand.

Research and development and engineering expenses

Research and development and engineering expenses decreased 9.7% from $9.2 million in the first quarter of 2012 to $8.3 million in the first quarter of 2013, primarily due to a $2.8 million decrease in professional fees, partly offset by increased personnel costs of $1.9 million.

•                  North America — Research and development and engineering expenses decreased $0.5 million, primarily due to decreased professional fees of $2.4 million, including $1.5 million in direct truss software development costs charged in 2012 by Keymark, partly offset by $1.7 million in 2013 truss software development costs comprising mostly personnel costs after the Company hired Keymark’s truss software development team. The Company estimates it will incur approximately $1.5 million per quarter in truss software development costs.

•                  Europe — Research and development and engineering expenses decreased $0.4 million due to decreased professional fees.

Selling expenses

Selling expenses increased 4.6% to $21.4 million in the first quarter of 2013 from $20.4 million in the first quarter of 2012, primarily due to a $0.5 million increase in personnel costs and a $0.4 million increase in professional and promotional costs, partly offset by a $0.2 million decrease in cash profit sharing.

•                  North America — Selling expenses increased $1.2 million, primarily due to increased personnel costs of $0.7 million, mostly from additional sales representatives in support of businesses acquired in 2011 and 2012, and increased pay rates, and promotional costs of $0.5 million, partly offset by decreased cash profit sharing of $0.2 million.

•                  Europe — Selling expenses decreased $0.4 million, primarily due to decreases in personnel costs of a $0.3 million and cash profit sharing of $0.1 million.

General and administrative expenses

General and administrative expenses increased slightly to $26.3 million in the first quarter of 2013 from $26.2 million in the first quarter of 2012, reflecting reduced gains from foreign currency transactions of $0.8 million and increases in impairment expenses of $0.6 million, maintenance expense of $0.4 million and intangible amortization expense of $0.2 million. These increases were mostly offset by decreases in cash profit sharing of $1.1 million and legal and professional fees of $0.7 million.

•                  North America — General and administrative expenses decreased $0.8 million primarily due to reductions in cash profit sharing of $0.5 million, impairment expense of $0.5 million and legal and professional fees of $0.5 million, partly offset by increases in personnel costs of $0.3 million due to pay rate increases instituted in January 2013, intangible amortization expense of $0.3 million due to recent acquisitions, facility maintenance expense of $0.2 million and communication and computer expense of $0.2 million.

•                  Europe — General and administrative expenses increased $0.8 million, primarily due to an impairment expense of $1.0 million associated with the Company’s real estate in Ireland and reduced gains from foreign currency translations of $0.7 million, partly offset by decreases in personnel costs of $0.4 million, intangible amortization expense of $0.1 million and cash profit sharing of $0.1 million.

•                  Admin & All Other — General and administrative expenses decreased $0.3 million, primarily due to a reduction in cash profit sharing of $0.5 million, partly offset by various other increases.

Income taxes

The effective income tax rate increased slightly to 47.0% in the first quarter of 2013 from 46.9% in the first quarter of 2012, primarily due to 2013 valuation allowances taken on foreign losses, primarily in the Europe segment.

Liquidity and Sources of Capital

As of March 31, 2013, working capital was $405.8 million as compared to $388.3 million at March 31, 2012, and $402.5 million at December 31, 2012. The slight increase in working capital from December 31, 2012, was primarily due to increases in net trade accounts receivable of $20.0 million and deferred income taxes of $0.9 million, and decreases in accrued liabilities of $13.6 million, trade accounts payable of $6.2 million, and accrued profit sharing trust contributions of $3.3 million, which were also primarily responsible for lower cash and cash equivalents at March 31, 2013. The increase in net trade accounts receivable was primarily due to seasonal increases in net sales during the first quarter of 2013 compared to the fourth quarter of 2012. The decrease in accrued liabilities was due to reduced accrued rebate charges and dividends, while the decrease in trade accounts payable was primarily due to decreased material purchases in the first quarter of 2013 compared to the fourth quarter of 2012. The decrease in accrued profit sharing trust was due to the 2012 contribution paid in the first quarter 2013. The increase in working capital from December 31, 2012, was partly offset by decreases in cash and cash equivalents of $33.6 million, other current assets of $3.1 million and inventories of $1.8 million, and increases in accrued cash profit sharing of $1.3 million, and line of credit and notes payable of $1.0 million. The decrease in cash and cash equivalents was primarily due to the payment of accrued liabilities, trade accounts and accrued profit sharing trust contributions, as well as the recent acquisition for $5.3 million, while the decrease in other current assets was primarily due to the decrease in income taxes receivable and the collection of a note receivable from a Keymark-related entity. Raw material inventories decreased 5.5% as compared to December 31, 2012, while in-process and finished goods inventories increased 3.2% over the same period. The increase in accrued cash profit sharing was due to higher operating profits in the first quarter of 2013, compared to the fourth quarter of 2012. The increase in line of credit and notes payable was primarily for working capital in Europe. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $4.8 million and noncash expenses, primarily charges for depreciation, amortization, stock-based compensation and impairment of assets held for sale totaling $11.5 million, resulted in net cash used by operating activities of $18.7 million. As of March 31, 2013, the Company had unused credit facilities available of $307.4 million, including a $300.0 million credit facility.

The Company’s investing activities used cash of $9.3 million primarily due to the recent North America acquisition of the ShearBrace product line from Weyerhaeuser for $5.3 million and capital expenditures of $4.6 million, partly offset by a Keymark-related entity’s repayment of loan of $0.6 million. The Company’s capital expenditures were primarily due to increasing capacity in North America and to improving information technology support systems. The Company estimates that its full-year capital spending will be $29.0 million in 2013.

The Company’s financing activities used net cash of $4.5 million primarily due to dividends paid of $6.1 million, partly offset by cash provided by borrowings on credit facilities of $1.1 million, primarily for working capital in Europe, and issuance of common stock through the exercise of stock options of $0.5 million. In April 2013, the Company’s Board of Directors declared a cash dividend of $0.125 per share, estimated to total $6.1 million, to be paid on July 25, 2013, to stockholders of record on July 3, 2013. The Company’s Board of Directors has authorized up to $50.0 million for the repurchase of its common stock in 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country or currency where the Company has operations, the change in net income would not be material to the Company’s operations as a whole. The translation adjustment resulted in decreases in accumulated other comprehensive income of $5.8 million for the three months ended March 31, 2013. The translation adjustment in the first quarter of 2013 was primarily due to the effect of a strengthening United States dollar in relation to the Canadian dollar and most European currencies, partly offset by a weakening of the United States dollar in relation to the Chinese Yuan and Australian dollar.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2013, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of that date and that the Company’s disclosure controls and procedures at that date were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2013, the Company made no changes to its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.

Four lawsuits (the “Cases”) have been filed against the Company in the Hawaii First Circuit Court: Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4”). Case 1 was filed on November 18, 2009. Cases 2 and 3 were originally filed on June 30, 2009. Case 4 was filed on August 19, 2009. The Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage. Case 1 is a putative class action brought by the owners of allegedly affected Ocean Pointe houses. Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new representative plaintiff. Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments. Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products. Case 4 is a putative class action brought, like Case 1, by owners of allegedly affected Ocean Pointe homes. In Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are actually the fault of the Company. Similarly, Haseko’s sub-contractors on the Ocean Pointe development brought cross-claims against the Company seeking indemnity and contribution for any amounts for which they may ultimately be found liable. None of the Cases alleges a specific amount of damages sought, although each of the Cases seeks compensatory damages, and Case 1 seeks punitive damages. Cases 1 and 4 have been consolidated. In December 2012, the Court granted the Company summary judgment on the claims asserted by the plaintiff homeowners in Cases 1 and 4, and on the third party complaint and cross-claims asserted by Haseko and the sub-contractors, respectively, in Case 4. In April 2013, the Court granted Haseko and the sub-contractors’ motion for leave to amend their cross-claims to allege a claim for negligent misrepresentation. The Company continues to investigate the facts underlying the claims asserted in the Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed. At this time, the likelihood that the Company will be found liable under any legal theory, and the extent of such liability, if any, are unknown. Management believes the Cases may not be resolved for an extended period. The Company intends to defend itself vigorously in connection with the Cases.

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

Item 1A. Risk Factors

We are affected by risks specific to us, as well as risks that generally affect businesses operating in global markets. Some of the significant factors that could materially adversely affect our business, financial condition and operating results appear in “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K (available at www.simpsonmfg.com/docs/10K-2012.pdf or www.sec.gov).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2013, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from January 2012. The authorization will remain in effect through the end of 2013. There were no purchases by the Company during the first quarter of 2013.

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

10.6            Compensation of Named Executive Officers is incorporated by reference to Exhibit 10 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated December 10, 2012, as amended on Form 8-K/A dated January 31, 2013.

10.7            Compensation of Named Executive Officers is incorporated by reference to Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 8, 2013.

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

101               Financial statements from the quarterly report on Form 10-Q of Simpson Manufacturing Co., Inc. for the quarter ended March 31, 2013, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 9, 2013	By	/s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)