Form 10-Q
period 2013-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2013-08-07
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of June 30, 2013:  48,569,132

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	June 30,		December 31,
	2013	2012	2012

ASSETS
Current assets
Cash and cash equivalents	$165,275	$162,719	$175,553
Trade accounts receivable, net	126,888	120,119	82,812
Inventories	196,247	185,217	204,124
Deferred income taxes	12,874	12,124	11,473
Assets held for sale	586	—	593
Other current assets	8,465	14,516	23,499
Total current assets	510,335	494,695	498,054

Property, plant and equipment, net	209,544	208,685	213,452
Goodwill	122,678	127,983	121,981
Intangible assets, net	43,346	41,529	50,598
Other noncurrent assets	11,082	6,013	6,237
Total assets	$896,985	$878,905	$890,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and notes payable	$1,201	$4,837	$178
Trade accounts payable	29,579	34,740	37,117
Accrued liabilities	44,619	41,491	44,923
Income taxes payable	—	1,396	—
Accrued profit sharing trust contributions	3,229	2,393	5,191
Accrued cash profit sharing and commissions	12,010	10,307	3,414
Accrued workers’ compensation	5,095	4,861	4,692
Total current liabilities	95,733	100,025	95,515

Long-term liabilities	8,221	5,936	5,239
Total liabilities	103,954	105,961	100,754

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, at par value	485	482	483
Additional paid-in capital	187,549	176,809	184,677
Retained earnings	609,538	591,595	592,309
Treasury stock	(9,825)	—	—
Accumulated other comprehensive income	5,284	4,058	12,099
Total stockholders’ equity	793,031	772,944	789,568
Total liabilities and stockholders’ equity	$896,985	$878,905	$890,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per-share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$195,596	$181,703	$350,130	$340,437
Cost of sales	106,176	98,557	195,736	187,886
Gross profit	89,420	83,146	154,394	152,551
Operating expenses:
Research and development and other engineering	9,484	9,043	17,792	18,240
Selling	21,652	19,881	43,024	40,314
General and administrative	28,595	27,087	54,884	53,331
Loss (gain) on sale of assets	11	(13)	3	10
	59,742	55,998	115,703	111,895
Income from operations	29,678	27,148	38,691	40,656
Interest income, net	1	58	40	123
Income before taxes	29,679	27,206	38,731	40,779
Provision for income taxes	11,177	11,347	15,434	17,719
Net income	$18,502	$15,859	$23,297	$23,060

Earnings per common share:
Basic	$0.38	$0.33	$0.48	$0.48
Diluted	$0.38	$0.33	$0.48	$0.48

Number of shares outstanding
Basic	48,529	48,340	48,532	48,307
Diluted	48,628	48,419	48,627	48,378

Cash dividends declared per common share	$0.125	$0.125	$0.125	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$18,502	$15,859	$23,297	$23,060

Other comprehensive loss
Translation adjustment, net of tax benefit (expense) of $0, ($20), ($84) and $3, respectively	(999)	(9,951)	(6,815)	(2,725)

Comprehensive income	$17,503	$5,908	$16,482	$20,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the six-month periods ended June 30, 2012 and 2013 and for the six months ended December 31, 2012

(In thousands except per-share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2012	48,163	$481	$170,483	$580,616	$6,783	$—	$758,363
Net income	—	—	—	23,060	—	—	23,060
Translation adjustment, net of tax	—	—	—	—	(2,725)	—	(2,725)
Stock options exercised	82	1	1,982	—	—	—	1,983
Stock-based compensation	—	—	5,005	—	—	—	5,005
Tax effect of options exercised	—	—	(56)	—	—	—	(56)
Shares issued from release of Restricted Stock Units	61	—	(1,023)	—	—	—	(1,023)
Cash dividends declared on common stock, $0.25 per share	—	—	—	(12,081)	—	—	(12,081)
Common stock issued at $33.71 per share for stock bonus	12	—	418	—	—	—	418
Balance, June 30, 2012	48,318	482	176,809	591,595	4,058	—	772,944
Net income	—	—	—	18,858	—		18,858
Translation adjustment, net of tax	—	—	—	—	8,284	—	8,284
Pension adjustment, net of tax	—	—	—	—	(243)	—	(243)
Stock options exercised	103	1	2,941	—	—	—	2,942
Stock-based compensation	—	—	5,190	—	—	—	5,190
Tax effect of options exercised	—	—	(177)	—	—	—	(177)
Shares issued from release of Restricted Stock Units	1	—	(86)	—	—	—	(86)
Cash dividends declared on common stock, $0.375 per share	—	—	—	(18,144)	—	—	(18,144)
Balance, December 31, 2012	48,422	483	184,677	592,309	12,099	—	789,568
Net income	—	—	—	23,297	—	—	23,297
Translation adjustment, net of tax	—	—	—	—	(6,815)	—	(6,815)
Stock options exercised	31	1	775	—	—	—	776
Stock-based compensation	—	—	5,649	—	—	—	5,649
Tax effect of options exercised	—	—	(1,850)	—	—	—	(1,850)
Shares issued from release of Restricted Stock Units	107	1	(2,020)	—	—	—	(2,019)
Repurchase of common stock	(342)	—	—	—	—	(9,825)	(9,825)
Cash dividends declared on common stock, $0.125 per share	—	—	—	(6,068)	—	—	(6,068)
Common stock issued at $33.81 per share for stock bonus	9	—	318	—	—	—	318
Balance, June 30, 2013	48,227	$485	$187,549	$609,538	$5,284	$(9,825)	$793,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months
	Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$23,297	$23,060
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of assets	3	10
Depreciation and amortization	14,777	13,813
Impairment loss on assets	1,025	461
Deferred income taxes	1,281	(681)
Noncash compensation related to stock plans	6,001	5,300
Excess tax benefit of options exercised	(11)	(99)
Provision for doubtful accounts	9	225
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(45,345)	(40,837)
Inventories	7,168	(47)
Trade accounts payable	(7,021)	10,694
Income taxes payable	11,859	4,462
Accrued profit sharing trust contributions	(1,944)	(2,085)
Accrued cash profit sharing and commissions	8,624	6,873
Other current assets	185	3,537
Accrued liabilities	(1,502)	(4,775)
Long-term liabilities	(477)	(250)
Accrued workers’ compensation	403	(613)
Other noncurrent assets	578	(2,168)
Net cash provided by operating activities	18,910	16,880

Cash flows from investing activities
Capital expenditures	(8,095)	(9,629)
Asset acquisitions, net of cash acquired	(5,300)	(56,044)
Proceeds from sale of property and equipment	110	6,958
Loan repayment by related parties	625	—
Net cash used in investing activities	(12,660)	(58,715)

Cash flows from financing activities
Repurchase of common stock	(9,825)	—
Debt and line of credit borrowings	1,129	2,146
Repayment of debt and line of credit borrowings	(86)	(954)
Debt issuance costs	—	(25)
Issuance of common stock	776	1,983
Excess tax benefit of options exercised	11	99
Dividends paid	(6,053)	(12,059)
Net cash used in financing activities	(14,048)	(8,810)

Effect of exchange rate changes on cash and cash equivalents	(2,480)	(453)

Net decrease in cash and cash equivalents	(10,278)	(51,098)
Cash and cash equivalents at beginning of period	175,553	213,817
Cash and cash equivalents at end of period	$165,275	$162,719

Noncash activity during the period
Noncash capital expenditures	$63	$258
Dividends declared but not paid	6,068	6,044
Issuance of Company’s common stock for compensation	318	418
Non-cash contingent consideration	—	786

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

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Net income available to common stockholders	$18,502	$15,859	$23,297	$23,060
Basic weighted average shares outstanding	48,529	48,340	48,532	48,307
Dilutive effect of potential common stock equivalents — stock options	99	79	95	71
Diluted weighted average shares outstanding	48,628	48,419	48,627	48,378
Earnings per common share:
Basic	$0.38	$0.33	$0.48	$0.48
Diluted	0.38	0.33	0.48	0.48
Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	—	1,711	—	1,711

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

The following table represents the Company’s stock option and restricted stock unit activity for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Stock-based compensation expense recognized in operating expenses	$2,807	$2,052	$5,686	$5,120
Tax benefit of stock-based compensation expense in provision for income taxes	896	705	1,944	1,771
Stock-based compensation expense, net of tax	$1,911	$1,347	$3,742	$3,349
Fair value of shares vested	$2,836	$1,895	$5,649	$5,005
Proceeds to the Company from the exercise of stock-based compensation	$280	$225	$776	$1,983
Tax effect from exercise of stock-based compensation, including shortfall tax benefits	$(7)	$(54)	$(1,850)	$(56)

	At June 30,
	2013	2012
Stock-based compensation cost capitalized in inventory	$384	$229

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

The Company’s investments consisted of only United States Treasury securities and money market funds, which are the Company’s primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. The balance of the Company’s primary financial instruments was as follows:

	At June 30,		At December 31,
(in thousands)	2013	2012	2012
Financial instruments	$60,725	$51,283	$76,130

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

Income Taxes

The Company uses an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in each interim period. The effective tax rate decrease from the second quarter of 2012 to the second quarter of 2013 was primarily due to reduced valuation allowances taken on lower second quarter 2013 operating losses in the Europe and Asia/Pacific segments. The effective tax rate decrease from the first half of 2012 to the first half of 2013 was primarily due to $2.3 million in non-deductible acquisition costs recorded in 2012.

The following table presents the Company’s effective tax rates and income tax expense for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except percentage amounts)	2013	2012	2013	2012

Effective tax rate	37.7%	41.7%	39.8%	43.5%

Provision for income taxes	$11,177	$11,347	$15,434	$17,719

Acquisitions

In January 2012, the Company purchased all of the shares of S&P Clever, for $58.1 million, subject to post-closing adjustments. S&P Clever manufactures and sells engineered materials to repair, strengthen and restore concrete, masonry and asphalt and has operations in Switzerland, Germany, Portugal, Poland, The Netherlands and Austria. Payments under the purchase agreement included cash payments of $57.5 million and contingent consideration of $0.6 million payable over a three-year period if sales goals are met. As a result of the acquisition, the Company has increased its presence in the infrastructure, commercial and industrial construction markets in Europe. The Company’s measurement of assets acquired and liabilities assumed included cash and cash equivalents of $6.8 million, other current assets of $10.8 million, non-current assets of $53.4 million, current liabilities of $12.6 million and non-current liabilities of $0.2 million. Included in non-current assets is goodwill of $19.3 million, which was assigned to the Europe segment and is not deductible for tax purposes, intangible assets of $15.7 million, the amortization of which is not deductible for tax purposes and long-lived intangibles of $4.8 million related to in-progress product development, which will be amortized when the Company markets the product for sale. The weighted-average amortization period for the intangible assets is 9.8 years.

In March 2012, the Company purchased substantially all of the assets of CarbonWrap Solutions, L.L.C. (“CarbonWrap”) for $5.5 million, subject to post-closing adjustments. CarbonWrap develops fiber-reinforced polymer products primarily for infrastructure and transportation projects. Payments under the purchase agreement totaled $5.3 million in cash and contingent consideration of $0.2 million paid on resolution of specified post-closing contingencies to the principal officer of CarbonWrap, who is now employed by the Company. The Company’s measurement of assets acquired included goodwill of $3.5 million, which was assigned to the North America segment and is deductible for tax purposes, and intangible assets of $1.7 million, which is subject to tax-deductible amortization. Net tangible assets consisting of accounts receivable, inventory, equipment and prepaid expenses accounted for the balance of the purchase price. The weighted-average amortization period for the intangible assets is 15.6 years.

In February 2013, the Company purchased certain assets relating to the TJ® ShearBrace (“ShearBrace”) product line of Weyerhaeuser NR Company (“Weyerhaeuser”) for $5.3 million in cash, subject to post-closing adjustments. The ShearBrace is a line of pre-fabricated shearwalls that will complement the Company’s Strong-Wall shearwall, and is sold throughout North America. The Company’s provisional measurement of assets acquired included goodwill of $2.6 million that has been assigned to the North America segment, and intangible assets of $1.9 million, both of which are subject to tax-deductible amortization. Net tangible assets consisting of inventory and equipment accounted for the balance of the purchase price.

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

2.                                      Trade Accounts Receivable, Net

Trade accounts receivable consisted of the following:

	At June 30,		At December 31,
(in thousands)	2013	2012	2012
Trade accounts receivable	$130,612	$123,531	$85,732
Allowance for doubtful accounts	(1,141)	(1,343)	(1,288)
Allowance for sales discounts and returns	(2,583)	(2,069)	(1,632)
	$126,888	$120,119	$82,812

3.                                      Inventories

Inventories consisted of the following:

	At June 30,		At December 31,
(in thousands)	2013	2012	2012
Raw materials	$85,490	$75,580	$95,959
In-process products	18,759	21,594	16,878
Finished products	91,998	88,043	91,287
	$196,247	$185,217	$204,124

4.                                      Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:

	At June 30,		At December 31,
(in thousands)	2013	2012	2012
Land	$30,390	$32,100	$32,068
Buildings and site improvements	174,771	166,767	174,187
Leasehold improvements	4,996	4,852	4,747
Machinery and equipment	216,154	210,560	214,222
	426,311	414,279	425,224
Less accumulated depreciation and amortization	(226,202)	(210,431)	(217,868)
	200,109	203,848	207,356
Capital projects in progress	9,435	4,837	6,096
	$209,544	$208,685	$213,452

The Company’s vacant facility in Hungen, Germany, remained classified as an asset held for sale as of June 30, 2013, consistent with the classification at December 31, 2012. In the first quarter of 2013, the Company concluded that the carrying value of its Ireland facility, associated with the Europe segment, exceeded its net estimated realizable value, and therefore recorded an impairment charge, within general and administrative expenses, of $1.0 million, equal to the amount by which carrying value exceeds net estimated realizable value. See note 10.

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

5.                                      Goodwill and Intangible Assets, Net

Goodwill was as follows:

	At June 30,		At December 31,
(in thousands)	2013	2012	2012
North America	$81,080	$77,501	$78,739
Europe	39,853	48,529	41,263
Asia/Pacific	1,745	1,953	1,979
Total	$122,678	$127,983	$121,981

Intangible assets, net, were as follows:

	At June 30, 2013
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$39,908	$(14,591)	$25,317
Europe	26,546	(8,517)	18,029
Total	$66,454	$(23,108)	$43,346

	At June 30, 2012
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
North America	$35,581	$(15,350)	$20,231
Europe	27,832	(6,534)	21,298
Total	$63,413	$(21,884)	$41,529

	At December 31, 2012
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
North America	$37,992	$(12,012)	$25,980
Europe	31,701	(7,083)	24,618
Total	$69,693	$(19,095)	$50,598

Intangible assets consist primarily of customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense for intangible assets during the three-month periods ended June 30, 2013 and 2012, totaled $2.0 million and $1.9 million, respectively, and during the six months ended June 30, 2013 and 2012, totaled $4.0 million and $3.7 million, respectively.

At June 30, 2013, estimated future amortization of intangible assets was as follows:

(in thousands)
Remaining six months of 2013	$4,120
2014	8,064
2015	7,158
2016	6,881
2017	4,965
2018	2,886
Thereafter	9,272
$43,346

The changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2013, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2012	$121,981	$50,598
Acquisitions	2,606	1,869
Reclassifications*	(696)	(4,369)
Amortization	—	(4,013)
Foreign exchange	(1,213)	(739)
Balance at June 30, 2013	$122,678	$43,346

* Measurement period adjustments related to finalizing accounting for acquisitions, primarily due to $4.8 million in long-lived intangible assets related to S&P Clever in-progress development projects reclassified from intangible assets to other non-current assets.

6.                                      Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at June 30, 2013, was $307.5 million, including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300.0 million in available credit. This credit facility will expire in July 2017. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR01screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at June 30, 2013, the LIBOR Rate was 0.19%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company was also required to pay customary fees as specified in a separate fee agreement between the Company and Wells Fargo Bank, National Association, in its capacity as the Agent under the credit agreement.

The Company’s borrowing capacity under other revolving credit lines and a term note totaled $8.7 million at June 30, 2013. The other revolving credit lines and term note charge interest ranging from 1.018% to 11.515%, have maturity dates from August 2013 to September 2020, and had outstanding balances totaling $1.2 million at June 30, 2013. The Company had outstanding balances of $4.8 million and $0.2 million on June 30, 2012 and December 31, 2012, respectively. The Company was in compliance with its financial covenants at June 30, 2013.

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

The fair value of each restricted stock unit award is estimated on the date of the award based on the closing market price of the underlying stock on the day preceding the date of the award. On February 6, 2013, 359,371 restricted stock units were awarded, including 9,975 awarded to the Company’s directors who are not employees, at an estimated value of $31.96 per share, based on the closing price on February 5, 2013. The restrictions on these awards generally lapse one quarter on the date of the award and one quarter on each of the first, second and third anniversaries of the date of the award.

The following table summarizes the Company’s unvested restricted stock unit activity for the six months ended June 30, 2013:

			Aggregate
		Weighted-	Intrinsic
	Shares	Average	Value *
Unvested Restricted Stock Units (RSUs)	(in thousands)	Price	(in thousands)

Outstanding at January 1, 2013	264	$33.23
Awarded	359
Vested	(169)
Forfeited	(1)
Outstanding at June 30, 2013	453	$32.45	$13,339
Outstanding and expected to vest at June 30, 2013	442	$32.45	$12,993

*  The intrinsic value is calculated using the closing price per share of $29.42 as reported by the New York Stock Exchange on June 28, 2013.

Based on the market value on the award date, the total intrinsic value of vested restricted stock units during the six-month periods ended June 30, 2013 and 2012, was $5.5 million and $3.1 million, respectively.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility was based on historical volatilities of the Company’s common stock measured monthly over a term that is equivalent to the expected life of the stock option. The expected term of each stock option was estimated based on the Company’s prior exercise experience and future expectations of the exercise and termination behavior of the grantees. The risk-free rate was based on the yield of United States Treasury zero-coupon bonds with maturities comparable to the expected life in effect at the time of grant. The dividend yield was based on the expected dividend yield on the grant date.

No stock options were granted in 2012 or the first half of 2013. The following table summarizes the Company’s stock option activity for the six months ended June 30, 2013:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value *
Non-Qualified Stock Options	(in thousands)	Price	Life (in years)	(in thousands)

Outstanding at January 1, 2013	1,907	$31.58
Exercised	(30)	25.34
Forfeited	(374)	40.65
Outstanding at June 30, 2013	1,503	$29.45		$717
Outstanding and expected to vest at June 30, 2013	1,478	$29.44	4.2	$713
Exercisable at June 30, 2013	890	$29.40	3.9	$631

*  The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the stock option, using the closing price per share of $29.42 as reported by the New York Stock Exchange on June 28, 2013.

The total intrinsic value of stock options exercised during the six-month periods ended June 30, 2013 and 2012, was $0.2 million and $0.7 million, respectively.

A summary of the status of unvested stock options as of June 30, 2013, and changes during the six months ended June 30, 2013, are presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Stock Options	(in thousands)	Fair Value

Unvested at January 1, 2013	826	$10.25
Vested	(212)	10.17
Forfeited	(1)	10.33
Unvested at June 30, 2013	613	$10.27

As of June 30, 2013, $12.8 million of total unrecognized compensation cost was related to unvested stock-based compensation arrangements under the 2011 Incentive Plan. The portions of this cost related to stock options, and restricted stock units awarded through January 2013, are expected to be recognized over a weighted-average period of 2.0 years.

9.                                      Segment Information

The Company is organized into three reportable segments. The segments are defined by the regions where the Company’s products are manufactured, marketed and distributed to the Company’s customers. The three regional segments are the North America segment, comprising primarily the United States and Canada, the Europe segment, and the Asia/Pacific segment, comprising the Company’s operations in China, Hong Kong, the South Pacific and the Middle East. These segments are similar in several ways, including the types of materials, the production processes, the distribution channels and the product applications.

The Company’s measure of profit or loss for its reportable segments is income (loss) from operations. The reconciling amounts between consolidated income before tax and consolidated income from operations are net interest income, which is primarily attributed to Administrative and All Other.

The following table illustrates certain measurements used by management to assess the performance as of or for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Net Sales
North America	$159,757	$144,532	$287,493	$272,500
Europe	32,099	34,120	56,016	62,356
Asia/Pacific	3,502	2,735	6,147	5,107
Administrative and all other	238	316	474	474
Total	$195,596	$181,703	$350,130	$340,437

Sales to Other Segments*
North America	$1,170	$1,442	$1,931	$2,814
Europe	394	19	674	153
Asia/Pacific	4,875	4,573	9,011	8,297
Total	$6,439	$6,034	$11,616	$11,264

Income (Loss) from Operations
North America	$29,665	$26,583	$44,924	$44,456
Europe	2,241	2,088	(1,939)	(284)
Asia/Pacific	(46)	(163)	(1,229)	(817)
Administrative and all other	(2,182)	(1,360)	(3,065)	(2,699)
Total	$29,678	$27,148	$38,691	$40,656

* The sales to other segments are eliminated in consolidation.

			At
	At June 30,		December 31,
(in thousands)	2013	2012	2012
Total Assets
North America	$603,981	$557,502	$583,501
Europe	188,563	204,864	194,000
Asia/Pacific	32,408	31,734	30,455
Administrative and all other	72,033	84,805	82,366
Total	$896,985	$878,905	$890,322

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $86.8 million, $82.6 million, and $91.9 million, as of June 30, 2013 and 2012, and December 31, 2012, respectively.

The following table illustrates how the Company’s net sales are distributed by product group for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Wood Construction	$165,869	$154,810	$298,666	$292,589
Concrete Construction	29,421	26,488	50,856	47,230
Other	306	405	608	618
Total	$195,596	$181,703	$350,130	$340,437

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

10.                               Plant Closure

In September 2012, the Company decided to discontinue manufacturing heavy-duty mechanical anchors made in its facility in Ireland, which were sold mainly in Europe, to focus on selling light-duty and medium-duty anchors and fastener products in conjunction with its connector products. In December 2012, the Company ceased producing and selling heavy-duty mechanical anchors and terminated employees in Europe, primarily in Ireland and Germany, who were manufacturing, selling or supporting the product line. In July 2013, the Company concluded all remaining closing activities associated with the terminated product line, including transferring remaining inventories and certain fixed assets to its other operating locations, and began preparing the site for lease or sale. All costs associated with the closure are reported in the Europe segment.

At December 31, 2012, the long-lived assets of the Ireland facility had a net book value of $2.8 million, including land and building with a net book value of $2.7 million. Due to an adverse real estate market, the Company has decided to pursue leasing the facility until the market value of the facility recovers sufficiently. In the first quarter of 2013, the Company concluded that the carrying value of its Ireland facility, associated with the Europe segment, exceeded its net estimated realizable value, and therefore recorded an impairment charge, within general and administrative expenses, of $1.0 million, equal to the amount by which carrying value exceeds net estimated realizable value. Remaining equipment with a net book value of $0.1 million was sold to outside parties, transferred to other branches within the Company or scrapped. See note 4.

In 2012, the Company recorded employee severance obligations of $3.0 million, of which $2.4 million was paid in 2012, and $0.6 million was accrued at December 31, 2012. In the first half of 2013, severance payments of $77 thousand were made and severance charges of $36 thousand were reversed due to the decision to retain an employee. No additional severance obligations were recorded in 2013. The remaining balance of $0.4 million to be paid in 2013 represents the statutory and discretionary amounts due to employees that were or will be involuntarily terminated. The Company does not expect to record additional severance expense in 2013.

Closure liabilities are recognized when a transaction or event has occurred that leaves little or no discretion to avoid future settlement of the liability. The Company estimates that closure costs will total $0.7 million, all of which will be allocated to operating expenses. As of December 31, 2012, the Company had recorded $0.3 million in plant closure expenses, of which $0.2 million was paid in 2012 and $0.1 million is to be paid in 2013. In the first half of 2013, the Company had recorded $35 thousand in plant closure costs and paid $125 thousand in accrued plant closure costs, with $18 thousand to be paid during the remainder of 2013. The Company estimates additional closure costs of $0.4 million will be incurred and paid in 2013.

11.                               Subsequent Events

In July 2013, the Company’s Board of Directors declared a cash dividend of $0.125 per share, estimated to total $6.0 million, to be paid on October 24, 2013, to stockholders of record on October 3, 2013.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months and six months ended June 30, 2013. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Overview

The Company designs, manufactures and sells building construction products that are of high quality and performance, easy to use and cost-effective for customers. It operates in three business segments determined by geographic region: North America, Europe and Asia/Pacific. The Company’s stated goals are to strengthen its core wood construction products, expand its global footprint to be less dependent on housing starts in the United States and continue to invest in its strategic initiatives, such as an expanded offering of concrete construction products, particularly specialty chemicals, and wood construction products, particularly truss plate and software offerings.

The North America segment sells both wood and concrete construction products. With the Company’s ongoing investment in its integrated component systems offering and the acquisition of Keymark’s software development team and Weyerhaeuser’s line of shearwalls, the Company continues to expand product lines that complement its core wood construction product group.

The Europe segment also sells both wood and concrete construction products and until recently sold primarily wood construction products. In September 2012, the Company decided to discontinue manufacturing and selling heavy-duty mechanical anchors in Europe to focus on other concrete construction products, such as its light-duty and medium-duty anchors, chemical-based products and carbon-fiber-based products. Closing the heavy-duty mechanical anchor business will save the segment an estimated $0.9 million in operating losses per quarter, excluding closing costs. Based on current conditions, the Company estimates the Europe segment will either break-even or report a small operating profit for the year 2013.

The Asia/Pacific segment sells both wood and concrete construction products in nearly equal amounts. With the expansion of product lines that repair, protect and strengthen concrete, brick, mortar or asphalt construction, the Company hopes to increase concrete construction product sales in the Asia/Pacific segment. Based on current conditions, the Company estimates the Asia/Pacific segment will report an operating loss for the year 2013.

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

Housing starts have increased recently, and the Company has begun to benefit from that increase. Unlike lumber or other products that have a more direct correlation to starts, however, the Company’s products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. The Company’s products are used in a sequential process that follows the construction process. Residential and commercial construction begins with the foundation, followed by the wall and the roof systems, and the installation of the Company’s products flow into a project or a house according to those schedules. Foundation product sales could be considered a leading indicator for the Company. Year-to-date sales through June 2013 of these products increased in the low double digits compared to the same period in 2012.

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

Results of Operations for the Three Months Ended June 30, 2013, Compared with the Three Months Ended June 30, 2012

Net sales increased 7.6% to $195.6 million in the second quarter of 2013 from $181.7 million in the second quarter of 2012. The Company had net income of $18.5 million for the second quarter of 2013 compared to net income of $15.9 million for the second quarter of 2012. Diluted net income per common share was $0.38 for the second quarter of 2013 compared to diluted net income of $0.33 per common share for the second quarter of 2012. Income from operations increased 9.3% to $29.7 million in the second quarter of 2013 from $27.1 million in the second quarter of 2012. The following table illustrates the differences in the Company’s operating results in the three months ended June 30, 2013, from the three months ended June 30, 2012, and the increases or decreases for each category by segment.

	Three					Three
	Months					Months
	Ended	Increase (Decrease) in Operating Segment				Ended
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2012	America	Europe	Pacific	All Other	2013

Net sales	$181,703	$15,225	$(2,021)	$768	$(79)	$195,596
Cost of sales	98,557	8,896	(1,876)	226	373	106,176
Gross profit	83,146	6,329	(145)	542	(452)	89,420

Research and development and other engineering expense	9,043	280	(96)	257	—	9,484
Selling expense	19,881	1,658	(85)	194	4	21,652
General and administrative expense	27,087	1,300	(127)	(30)	365	28,595
Loss (gain) on sale of assets	(13)	10	11	3	—	11
Income from operations	27,148	3,081	152	118	(821)	29,678

Interest income, net	58	36	27	(13)	(107)	1
Income before income taxes	27,206	3,117	179	105	(928)	29,679

Provision for income taxes	11,347	1,151	(17)	(91)	(1,213)	11,177
Net income	$15,859	$1,966	$196	$196	$285	$18,502

Net sales

The following table represents net sales by segment for the three-month periods ended June 30, 2012 and 2013:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended:
June 30, 2012	$144,532	$34,120	$2,735	$316	$181,703
June 30, 2013	159,757	32,099	3,503	237	195,596
Increase (decrease)	15,225	(2,021)	768	(79)	13,893
Percentage increase (decrease)	10.5%	(5.9)%	28.1%	(25.0)%	7.6%

The following table represents segment net sales as percentages of total net sales for three-month periods ended June 30, 2012 and 2013:

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

Percentage of total 2012 net sales	79.5%	18.8%	1.5%	0.2%	100.0%
Percentage of total 2013 net sales	81.7%	16.4%	1.8%	0.1%	100.0%

The increase in the Company’s second quarter 2013 net sales was primarily due to increased sales in North America, which were affected by improved economic conditions, including a greater number of housing starts compared to the second quarter of 2012. Net sales were affected negatively by economic conditions in Europe, reduced home center sales and lower selling prices in regions of the United States, Canada and Europe.

•                Segment net sales:

•                  North America net sales increased 10.5% in the second quarter of 2013, compared to the second quarter of 2012. Net sales in the United States increased in all regions over the same period in 2012, despite the loss of some home center business and price reductions of 3% on average. Canada net sales decreased slightly over the same period in 2012 due to lower sales volumes and lower selling prices.

•                  Europe net sales decreased 5.9% in the second quarter of 2013, compared to the second quarter of 2012, with approximately half of the decrease due to exiting the heavy-duty mechanical anchor business. The region’s economic conditions, extended winter conditions and price decreases also contributed to the lower net sales. Effects due to foreign currency translation were not significant.

•                Consolidated net sales channels and product groups:

•                  Net sales to contractor distributors, dealer distributers and lumber dealers increased in the second quarter of 2013, compared to the second quarter of 2012, while net sales to home centers decreased, partly as a result of the loss of Lowe’s Companies, Inc. (“Lowe’s”) as a customer in the second quarter of 2012. Lowe’s accounted for $5.3 million in net sales in the second quarter of 2012.

•                  Excluding Lowe’s, net sales to home centers increased 6% in the second quarter of 2013 compared to the second quarter of 2012, while net sales to the Company’s largest customer increased 10% over the same period.

•                  Wood construction product sales, including connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% of total Company sales in the second quarter of each of 2013 and 2012.

•                  Concrete construction product sales, including adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% of total Company sales in the second quarter of each of 2013 and 2012.

Gross profit

The following table represents gross profit by segment for the three-month periods ended June 30, 2012 and 2013:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended:
June 30, 2012	$69,707	$12,729	$339	$371	$83,146
June 30, 2013	76,036	12,584	881	(81)	89,420
Increase (decrease)	6,329	(145)	542	(452)	6,274
Percentage increase (decrease)	9.1%	(1.1)%	159%	NM	7.5%

The following table represents gross profit as a percentage of sales by segment for the three-month periods ended June 30, 2012 and 2013:

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

2012 gross profit percentage	48.2%	37.3%	12.4%	NM	45.8%
2013 gross profit percentage	47.6%	39.2%	25.2%	NM	45.7%

Gross profit increased to $89.4 million in the second quarter of 2013 from $83.1 million in the second quarter of 2012. Gross profit as a percentage of net sales decreased slightly from 45.8% in the second quarter of 2012 to 45.7% in the second quarter of 2013.

•                  North America — Gross profit margin decreased from 48.2% in the second quarter of 2012 to 47.6% in the second quarter of 2013, as a result of competitive price pressure, higher factory overhead and higher distribution costs, as a percentage of sales, partly offset by lower material costs as a percentage of sales. Concrete construction product sales, which have a lower gross margin than wood construction product sales, increased to 13% of North America sales in the second quarter of 2013 from 12% over the same period in 2012 and negatively affected the gross profit margin.

•                  Europe — Gross profit margin increased to 39.2% in the second quarter of 2013 from 37.3% in the second quarter of 2012, as a result of decreased material, labor and factory overhead costs (due to higher production volumes) and distribution costs, as a percentage of sales. Exiting the heavy-duty mechanical anchor business also contributed to the increased gross profit margin. Concrete construction product sales, which have a lower gross margin than wood construction product sales, decreased from 22% of Europe sales in the second quarter of 2012 to 20% in the second quarter of 2013, and positively affected the gross profit margin.

•                  Product mix — The gross profit margin differential between wood construction products and concrete construction products decreased from 13% in the second quarter of 2012 to 9% in the second quarter of 2013, primarily due to reduced concrete construction product costs, including material and factory overhead costs, partly offset by higher distribution costs.

•                  Steel prices — Steel prices increased slightly during the second quarter in the United States market. The Company expects steel prices to continue to increase during the third quarter of 2013 if demand increases as expected.

Research and development and engineering expenses

Research and development and engineering expenses increased 4.9% to $9.5 million in the second quarter of 2013 from $9.0 million in the second quarter of 2012, primarily due to the Company replacing Keymark, an outside software development firm contracted by the Company during 2012, with an in-house software development team at the beginning of 2013.

•                  North America — Research and development and engineering expenses increased $0.3 million, primarily due to $2.0 million in 2013 in-house software development costs, comprising mostly personnel costs, compared to $1.7 million in 2012, which was mostly contracted software development fees. The increase in in-house software development costs for the second quarter of 2013 was primarily due to the hiring of additional programmers and contracted services.

Selling expenses

Selling expenses increased 8.9% to $21.7 million in the second quarter of 2013 from $19.9 million in the second quarter of 2012, primarily due to increases of $0.7 million in personnel costs, $0.4 million in cash profit sharing, and $0.2 million in each of stock-based compensation, professional and legal fees and promotional expenses.

•                  North America — Selling expenses increased $1.7 million, primarily due to increases of $0.5 million in personnel costs, mostly from additional sales representatives in support of new businesses acquired in 2011 and 2012 and increased pay rates, $0.3 million in cash profit sharing costs due to increased profits, and $0.2 million in each of stock-based compensation and professional and legal fees.

General and administrative expenses

General and administrative expenses increased 5.6% to $28.6 million in the second quarter of 2013 from $27.1 million in the second quarter of 2012, primarily due to increases of $0.9 million in personnel costs, $0.8 million in cash profit sharing and $0.6 million in stock-based compensation, partly offset by decreases of $0.5 million in professional and legal fees and $0.2 million in communication and computer expense and a reduction of $0.2 million in losses from foreign currency translations.

•                  North America — General and administrative expenses increased $1.3 million, primarily due to increases of $1.0 million in personnel costs due to the addition of administrative and information technology staff and pay rate increases instituted in January 2013 and $0.7 million in cash profit sharing due to increased profits, partly offset by decreases of $0.2 million in bad debt expense and $0.2 million in communication and computer expense.

•                  Europe — General and administrative expenses decreased slightly by $0.1 million, primarily due to reduced losses from foreign currency translations of $0.2 million and various other increases, mostly offset by increased stock-based compensation of $0.4 million.

•                  Admin & All Other — General and administrative expenses increased $0.4 million, primarily due to increases in personnel costs, cash profit sharing and stock-based compensation, partly offset by a decrease of $0.6 million in legal and professional fees.

Income taxes

The effective income tax rate decreased from 41.7% in the second quarter of 2012 to 37.7% in the second quarter of 2013, due to reduced operating losses in the second quarter 2013 in the Europe and Asia/Pacific segments, for which a valuation allowance was recorded.

Results of Operations for the Six Months Ended June 30, 2013, Compared with the Six Months Ended June 30, 2012

Net sales increased 2.8% to $350.1 million in the first half of 2013 from $340.4 million in the first half of 2012. The Company had net income of $23.3 million in the first half of 2013 compared to net income of $23.1 million in the first half of 2012. Diluted net income per common share was $0.48 in the first half of 2013 and in the first half of 2012. Income from operations decreased 4.8% from $40.7 million in the first half of 2012 to $38.7 million in the first half of 2013. The following table illustrates the differences in the Company’s operating results in the six months ended June 30, 2013, from the six months ended June 30, 2012, and the increases or decreases for each category by segment.

	Six					Six
	Months					Months
	Ended	Increase (Decrease) in Operating Segment				Ended
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2012	America	Europe	Pacific	All Other	2013

Net sales	$340,437	$14,994	$(6,340)	$1,039	$—	$350,130
Cost of sales	187,886	11,399	(4,372)	462	361	195,736
Gross profit	152,551	3,595	(1,968)	577	(361)	154,394
Research and development and other engineering expense	18,240	(186)	(485)	223	—	17,792
Selling expense	40,314	2,821	(515)	433	(29)	43,024
General and administrative expense	53,331	499	710	339	5	54,884
Loss on sale of assets	10	21	(22)	(6)	—	3
Income from operations	40,656	440	(1,656)	(412)	(337)	38,691
Interest income, net	123	23	92	(2)	(196)	40
Income before income taxes	40,779	463	(1,564)	(414)	(533)	38,731
Provision for income taxes	17,719	(1,436)	(72)	(83)	(694)	15,434
Net income	$23,060	$1,899	$(1,492)	$(331)	$161	$23,297

Net sales

The following table represents net sales by segment for the six-month periods ended June 30, 2012 and 2013:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Six months ended:
June 30, 2012	$272,500	$62,356	$5,107	$474	$340,437
June 30, 2013	287,494	56,016	6,146	474	350,130
Increase (decrease)	14,994	(6,340)	1,039	—	9,693
Percentage increase (decrease)	5.5%	(10.2)%	20.4%	0.0%	2.8%

The following table represents segment net sales as percentages of total net sales for the six-month periods ended June 30, 2012 and 2013:

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

Percentage of total 2012 net sales	80.1%	18.3%	1.5%	0.1%	100.0%
Percentage of total 2013 net sales	82.1%	16.0%	1.8%	0.1%	100.0%

The increase in net sales was primarily due to increased sales in North America, which were positively affected by improved economic conditions, including a greater number of housing starts compared to the first half of 2012, despite reduced home center sales and lower selling prices.

•                Segment net sales:

•                  North America net sales were up 5.5% in the first half of 2013, compared to the first half of 2012. Sales in the United States increased over the same period in 2012, despite reduced home center sales and lower selling prices of 3% on average. Canada net sales decreased slightly over the same period in 2012 due to lower sales volumes and lower selling prices.

•                  Europe net sales decreased 10.2% in the first half of 2013, compared to the first half of 2012, primarily due to exiting the heavy-duty mechanical anchor business, the region’s economic conditions, lower sales volumes and lower selling prices. Based on current information, the Company does not expect the region’s economic conditions to improve during the second half of 2013, which will continue to negatively affect net sales. Effects due to foreign currency translation were not significant.

•                Consolidated net sales channels and product groups:

•                  Net sales to contractor distributors, dealer distributors and lumber dealers increased in the first half of 2013, compared to the first half of 2012, while net sales to home centers decreased, partly as a result of the loss of Lowe’s as a customer in the second quarter of 2012. Lowe’s accounted for $11.7 million in net sales in the first half of 2012.

•                  Excluding Lowe’s, net sales to home centers decreased 2% in the first half of 2013, compared to the same period in 2012, while net sales to the Company’s largest customer increased 1% over the same period.

•                  Wood construction product sales represented 85% of total Company sales in the first half of 2013, down from 86% in the first half of 2012.

•                  Concrete construction product sales increased as a percentage of total sales to 15% in the first half of 2013, from 14% in the first half of 2012.

Gross profit

The following table represents gross profit by segment for the six-month periods ended June 30, 2012 and 2013:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Six months ended:
June 30, 2012	$129,533	$21,854	$749	$415	$152,551
June 30, 2013	133,128	19,886	1,326	54	154,394
Increase (decrease)	3,595	(1,968)	577	(361)	1,843
Percentage increase (decrease)	2.8%	(9.0)%	77.3%	NM	1.2%

The following table represents gross profit as a percentage of sales by segment for the six-month periods ended June 30, 2012 and 2013:

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

2012 gross profit percentage	47.5%	35.0%	14.7%	NM	44.8%
2013 gross profit percentage	46.3%	35.5%	21.6%	NM	44.1%

Gross profit increased to $154.4 million in the first half of 2013 from $152.6 million in the first half of 2012. Gross profit as a percentage of net sales decreased from 44.8% in the first half of 2012 to 44.1% in the first half of 2013.

Based on current information, the Company estimates that its 2013 full-year gross profit margin will be 42% to 43%.

•                  North America — Gross profit margin decreased from 47.5% in the first half of 2012 to 46.3% in the first half of 2013, as a result of competitive price pressure, higher factory overhead and higher distribution costs as a percentage of sales. Concrete construction product sales, which have a lower gross margin than wood construction product sales, increased to 13% of North America sales in the first half of 2013 from 12% in the first half of 2012, and negatively affected the gross profit margin.

•                  Europe — Gross profit margin increased to 35.5% in the first half of 2013 from 35.0% in the first half of 2012, as a result of lower material, labor, distribution, and factory overhead costs as a percentage of sales, partly due to exiting the heavy-duty mechanical anchor business.

•                  Product mix — The gross profit margin differential between wood construction products and concrete construction products decreased from 16% in the first half of 2012 to 11% in the first half of 2013, primarily due to reduced concrete construction product costs, including material and labor costs as well as savings from exiting the heavy-duty mechanical anchor business, partly offset by higher factory overhead and distribution costs.

Research and development and engineering expenses

Research and development and engineering expenses decreased 2.5% from $18.2 million in the first half of 2012 to $17.8 million in the first half of 2013, primarily due to the Company replacing Keymark, an outside software development firm contracted by the Company during 2012, with an in-house software development team at the beginning of 2013, partly offset by increased personnel costs of $3.7 million.

•                  North America — Research and development and engineering expenses decreased $0.2 million, primarily due to decreases in professional fees of $4.1 million in 2012, which included contracted software development expenses of $3.0 million paid mostly to Keymark, compared to $3.4 million in 2013 in-house software development costs, comprising mostly personnel costs and contracted services.

•                  North America — The pace of spending on software development accelerated by $0.5 million in the second quarter of 2013 over the first quarter of 2013. Based on current information, the Company estimates the pace of spending to continue at the higher rate in the second half of 2013.

•                  Europe — Research and development and engineering expenses decreased $0.5 million, primarily due to a decrease of $0.6 million in professional fees.

Selling expenses

Selling expenses increased 6.7% to $43.0 million in the first half of 2013 from $40.3 million in the first half of 2012, primarily due to increases of $1.2 million in personnel costs, $0.6 million in promotional costs, $0.4 million in stock-based compensation, $0.2 million in professional fees and $0.2 million in cash profit sharing.

•                  North America — Selling expenses increased $2.8 million, primarily due to increases of $1.2 million in personnel costs (mostly from additional sales representatives in support of new businesses acquired in 2011 and 2012 and increased pay rates), $0.6 million in promotional costs, $0.4 million in stock-based compensation and $0.2 million in professional fees.

General and administrative expenses

General and administrative expenses increased 2.9% to $54.9 million in the first half of 2013 from $53.3 million in the first half of 2012, primarily due to increases of $0.8 million in personnel cost, $0.6 million in impairment expenses and $0.5 million in facility expenses, as well as a $0.5 million increase in net losses from foreign currency translations and a $0.4 million reduction in intangible amortization expense. These changes were partly offset by a $1.2 million decrease in legal and professional fees.

•                  North America — General and administrative expenses increased $0.5 million, primarily due to increases of $1.3 million in personnel costs due to the addition of administrative and information technology staff and pay rate increases instituted in January 2013 and $0.5 million in intangible amortization expense due to recent acquisitions, partly offset by decreases of $0.5 million in impairment costs and $0.4 million in legal and professional fees and various other decreases in expenses.

•                  Europe — General and administrative expenses increased $0.7 million, primarily due to a $1.0 million impairment associated with the Company’s real estate in Ireland and a $0.5 million reduction in gains from foreign currency translations, partly offset by a $0.6 million decrease in personnel costs.

Income taxes

The effective income tax rate decreased from 43.5% in the first half of 2012 to 39.8% in the first half of 2013 primarily due to $2.3 million in non-deductible acquisition costs recorded in 2012. Based on current information and subject to future events and circumstances, the Company estimates that its 2013 effective tax rate will be 40% to 42%.

Liquidity and Sources of Capital

As of June 30, 2013, working capital was $414.6 million as compared to $394.7 million at June 30, 2012, and $402.5 million at December 31, 2012. The increase in working capital from December 31, 2012, was primarily due to increases of $44.1 million in net trade accounts receivable and $1.4 million in deferred income taxes, and decreases of $7.5 million in trade accounts payable, and $2.0 million in accrued profit sharing trust contributions. The increase in net trade accounts receivable was primarily due to seasonal increases in net sales during the second quarter of 2013 compared to the fourth quarter of 2012. The decrease in trade accounts payable was primarily due to decreased material purchases in the second quarter of 2013 compared to the fourth quarter of 2012. The decrease in accrued profit sharing trust was due to the 2012 contribution paid in the first quarter of 2013. The increases in working capital from December 31, 2012, was partly offset by decreases of $15.0 million in other current assets, $10.3 million in cash and cash equivalents, and $7.9 million in inventories, and increases of $8.6 million in accrued cash profit sharing, and $1.0 million in line of credit and notes payable. The decrease in other current assets was primarily due to the decrease in income taxes receivable, while the decrease in cash and cash equivalents was primarily due to payments of $9.8 million to repurchase Company common stock in the second quarter of 2013. Raw material inventories decreased 10.9% as compared to December 31, 2012, while in-process and finished goods inventories increased 2.4% over the same period. The increase in accrued cash profit sharing was due to higher operating profits in the second quarter of 2013, compared to the fourth quarter of 2012. The increase in line of credit and notes payable was primarily from borrowing for working capital in Europe. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $23.3 million and noncash expenses, primarily charges for depreciation, amortization, stock-based compensation and impairment of assets totaling $21.8 million, resulted in net cash provided by operating activities of $18.9 million. As of June 30, 2013, the Company had unused credit available of $307.5 million, including a $300.0 million credit facility.

The Company’s investing activities used cash of $12.7 million, including $8.1 million in capital expenditures and $5.3 million for the recent North America acquisition of the ShearBrace product line from Weyerhaeuser, partly offset by a Keymark-related entity’s repayment of loan of $0.6 million and proceeds from the sale of property and equipment of $0.1 million. The Company’s 2012 investing activities included the acquisitions of S&P Clever and CarbonWrap, which used cash of $56.0 million. The Company’s capital expenditures were primarily to increase manufacturing capacity in North America and to improve information technology support systems. The Company estimates that its full-year capital spending will be $29.0 million to $30 million in 2013.

The Company’s financing activities used net cash of $14.0 million, including $9.8 million for the repurchase of common stock and $6.1 million in dividend payments, partly offset by $1.1 million cash provided by borrowings on credit facilities, primarily for working capital in Europe, and $0.8 million from the issuance of common stock on the exercise of stock options. In July 2013, the Company’s Board of Directors declared a cash dividend of $0.125 per share, estimated to total $6.0 million, to be paid on October 24, 2013, to stockholders of record on October 3, 2013. The Company’s Board of Directors has authorized up to $50.0 million, of which $40.2 million remained at June 30, 2013, for the repurchase of common stock in 2013.

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

A significant portion of the cash and cash equivalents held by the Company is in foreign currencies. Cash and cash equivalents of $78.7 million held in foreign countries could be subject to additional taxation if it were repatriated to the United States. The Company has no plans to repatriate cash and cash equivalents held outside the United States, as it is expected to be used to fund future international growth and acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country or currency where the Company has operations, the change in net income would not be material to the Company’s operations as a whole. The translation adjustment resulted in decreases in accumulated other comprehensive income of $1.0 million and $6.8 million for the three and six months ended June 30, 2013, respectively. The translation adjustment in the second quarter of 2013 was primarily due to the effect of a strengthening United States dollar in relation to the Canadian, Australian and New Zealand dollars, partly offset by a weakening of the United States dollar in relation to the Chinese Yuan and most European currencies. The translation adjustment in the first half of 2013 was primarily due to the effect of a strengthening United States dollar in relation to most currencies, partly offset by a weakening of the United States dollar in relation to the Chinese Yuan.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2013, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of that date and that the Company’s disclosure controls and procedures at that date were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2013, the Company made no changes to its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2013, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from January 2012. The authorization will remain in effect through the end of 2013. The following table presents the monthly repurchases by the Company during the three months ended June 30, 2013:

				(d)
			(c)	Approximate
	(a)		Total Number	Dollar Value of
	Total	(b)	of Shares Purchased	Shares that May Yet
	Number of	Average	as Part of Publicly	Be Purchased under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs

May 2013	5,200	$29.01	5,200	$49.8 million
June 2013	337,100	$28.70	337,100	$40.2 million

Total	342,300

Item 6. Exhibits.

The following exhibits are either incorporated by reference into this report or filed with this report, as indicated below.

3.1	Certificate of Incorporation of Simpson Manufacturing Co., Inc., as amended, is incorporated by reference to Exhibit 3.1 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

3.2	Bylaws of Simpson Manufacturing Co., Inc., as amended through December 13, 2010, are incorporated by reference to Exhibit 3.2 of its Current Report on Form 8-K dated December 16, 2010.

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

10.11

Separation agreement dated as of July 3, 2013, between Michael J. Herbert, Vice President of Simpson Manufacturing Co., Inc., on the one hand, and Simpson Manufacturing Co., Inc., on the other hand, is filed herewith.

31.	Rule 13a-14(a)/15d-14(a) Certifications are filed herewith.

32.	Section 1350 Certifications are filed herewith.

99.1

Simpson Manufacturing Co., Inc. 1994 Employee Stock Bonus Plan, as amended through November 18, 2004, is incorporated by reference to Exhibit 99.1 of Simpson Manufacturing Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

101

Financial statements from the quarterly report on Form 10-Q of Simpson Manufacturing Co., Inc. for the quarter ended June 30, 2013, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 7, 2013	By	/s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)