Form 10-Q
period 2013-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2013-11-08
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2013

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of September 30, 2013:   48,392,515

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	September 30,		December 31,
	2013	2012	2012
ASSETS
Current assets
Cash and cash equivalents	$215,764	$187,471	$175,553
Trade accounts receivable, net	118,895	108,425	82,812
Inventories	187,255	172,021	204,124
Deferred income taxes	12,330	12,302	11,473
Assets held for sale	—	—	593
Other current assets	12,519	11,890	23,499
Total current assets	546,763	492,109	498,054

Property, plant and equipment, net	209,641	211,132	213,452
Goodwill	130,270	128,812	121,981
Intangible assets, net	36,955	40,075	50,598
Other noncurrent assets	10,547	6,868	6,237
Total assets	$934,176	$878,996	$890,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and notes payable	$956	$193	$178
Trade accounts payable	33,450	24,225	37,117
Accrued liabilities	47,268	44,807	44,923
Income taxes payable	—	1,007	—
Accrued profit sharing trust contributions	4,573	4,003	5,191
Accrued cash profit sharing and commissions	12,471	8,911	3,414
Accrued workers’ compensation	5,195	4,880	4,692
Total current liabilities	103,913	88,026	95,515

Long-term liabilities	7,803	4,810	5,239
Total liabilities	111,716	92,836	100,754

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, at par value	487	482	483
Additional paid-in capital	194,721	178,962	184,677
Retained earnings	623,529	598,533	592,309
Treasury stock	(9,825)	—	—
Accumulated other comprehensive income	13,548	8,183	12,099
Total stockholders’ equity	822,460	786,160	789,568
Total liabilities and stockholders’ equity	$934,176	$878,996	$890,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per-share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net sales	$195,877	$172,113	$546,008	$512,550
Cost of sales	105,724	96,390	301,461	284,276
Gross profit	90,153	75,723	244,547	228,274

Operating expenses:
Research and development and other engineering	9,226	8,916	27,018	27,156
Selling	20,630	20,941	63,654	61,255
General and administrative	28,781	23,843	83,666	77,174
Loss on sale of assets	631	33	634	42
	59,268	53,733	174,972	165,627
Income from operations	30,885	21,990	69,575	62,647

Interest income (expense), net	(9)	55	32	177

Income before taxes	30,876	22,045	69,607	62,824

Provision for income taxes	10,870	9,069	26,304	26,788

Net income	$20,006	$12,976	$43,303	$36,036

Earnings per common share:

Basic	$0.41	$0.27	$0.89	$0.75
Diluted	$0.41	$0.27	$0.89	$0.74

Number of shares outstanding
Basic	48,377	48,346	48,482	48,322
Diluted	48,551	48,390	48,603	48,385

Cash dividends declared per common share	$0.125	$0.125	$0.250	$0.375

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

 (In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$20,006	$12,976	$43,303	$36,036

Other comprehensive income
Translation adjustment, net of tax benefit (expense) of $82, $28, ($2) and $31, respectively	8,264	4,125	1,449	1,400

Comprehensive income	$28,270	$17,101	$44,752	$37,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the nine months ended September 30, 2012 and 2013, and for the three months ended December 31, 2012

(In thousands except per-share amounts, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2012	48,163	$481	$170,483	$580,616	$6,783	$—	$758,363
Net income	—	—	—	36,036	—	—	36,036
Translation adjustment, net of tax	—	—	—	—	1,400	—	1,400
Stock options exercised	90	1	2,183	—	—	—	2,184
Stock-based compensation	—	—	7,048	—	—	—	7,048
Tax effect of options exercised	—	—	(60)	—	—	—	(60)
Shares issued from release of Restricted Stock Units	62	—	(1,110)	—	—	—	(1,110)
Cash dividends declared on common stock, $0.375 per share	—	—	—	(18,119)	—	—	(18,119)
Common stock issued at $33.71 per share for stock bonus	12	—	418	—	—	—	418
Balance, September 30, 2012	48,327	482	178,962	598,533	8,183	—	786,160
Net income	—	—	—	5,882	—		5,882
Translation adjustment, net of tax	—	—	—	—	4,159	—	4,159
Pension adjustment, net of tax	—	—	—	—	(243)	—	(243)
Stock options exercised	95	1	2,740	—	—	—	2,741
Stock-based compensation	—	—	3,147	—	—	—	3,147
Tax effect of options exercised	—	—	(173)	—	—	—	(173)
Shares issued from release of Restricted Stock Units	—	—	1	—	—	—	1
Cash dividends declared on common stock, $0.25 per share	—	—	—	(12,106)	—	—	(12,106)
Balance, December 31, 2012	48,422	483	184,677	592,309	12,099	—	789,568
Net income	—	—	—	43,303	—	—	43,303
Translation adjustment, net of tax	—	—	—	—	1,449	—	1,449
Stock options exercised	194	2	5,331	—	—	—	5,333
Stock-based compensation	—	—	8,656	—	—	—	8,656
Tax effect of options exercised	—	—	(2,187)	—	—	—	(2,187)
Shares issued from release of Restricted Stock Units	111	2	(2,074)	—	—	—	(2,072)
Repurchase of common stock	(342)	—	—	—	—	(9,825)	(9,825)
Cash dividends declared on common stock, $0.25 per share	—	—	—	(12,083)	—	—	(12,083)
Common stock issued at $33.81 per share for stock bonus	9	—	318	—	—	—	318
Balance, September 30, 2013	48,394	$487	$194,721	$623,529	$13,548	$(9,825)	$822,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months
	Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$43,303	$36,036
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of assets	634	42
Depreciation and amortization	21,631	20,744
Impairment loss on assets	1,025	461
Deferred income taxes	2,336	(500)
Noncash compensation related to stock plans	9,106	7,364
Excess tax benefit of options exercised	(42)	(99)
Provision for doubtful accounts	342	470
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(36,296)	(28,630)
Inventories	17,643	14,067
Trade accounts payable	(4,543)	(381)
Income taxes payable	9,372	3,731
Accrued profit sharing trust contributions	(606)	(488)
Accrued cash profit sharing and commissions	9,053	5,458
Other current assets	(1,218)	3,686
Accrued liabilities	(112)	(791)
Long-term liabilities	(1,563)	(1,159)
Accrued workers’ compensation	503	(595)
Other noncurrent assets	1,352	(2,723)
Net cash provided by operating activities	71,920	56,693

Cash flows from investing activities
Capital expenditures	(12,949)	(16,128)
Asset acquisitions, net of cash acquired	(5,300)	(56,003)
Proceeds from sale of property and equipment	1,823	6,937
Loan repayment by related parties	625	1,698
Net cash used in investing activities	(15,801)	(63,496)

Cash flows from financing activities
Repurchase of common stock	(9,825)	—
Debt and line of credit borrowings	1,378	2,156
Repayment of debt and line of credit borrowings	(609)	(5,655)
Debt issuance costs	—	(1,408)
Issuance of common stock	5,333	2,184
Excess tax benefit of options exercised	42	99
Dividends paid	(12,081)	(18,099)
Net cash used in financing activities	(15,762)	(20,723)

Effect of exchange rate changes on cash and cash equivalents	(146)	1,180

Net increase (decrease) in cash and cash equivalents	40,211	(26,346)
Cash and cash equivalents at beginning of period	175,553	213,817
Cash and cash equivalents at end of period	$215,764	$187,471

Noncash activity during the period
Noncash capital expenditures	$670	$520
Dividends declared but not paid	6,015	6,040
Issuance of Company’s common stock for compensation	318	418
Non-cash contingent consideration	—	786

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

Net Earnings Per Common Share

Basic earnings per common share is computed based on the weighted-average number of common shares outstanding. Potentially dilutive securities, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012

Net income available to common stockholders	$20,006	$12,976	$43,303	$36,036
Basic weighted-average shares outstanding	48,377	48,346	48,482	48,322
Dilutive effect of potential common stock equivalents — stock options	174	44	121	63
Diluted weighted-average shares outstanding	48,551	48,390	48,603	48,385
Earnings per common share:
Basic	$0.41	$0.27	$0.89	$0.75
Diluted	0.41	0.27	0.89	0.74
Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	—	1,709	—	1,714

Accounting for Stock-Based Compensation

With the approval of the Company’s stockholders on April 26, 2011, the Company adopted the Simpson Manufacturing Co., Inc. 2011 Incentive Plan (the “2011 Plan”). The 2011 Plan amended and restated in their entirety, and incorporated and superseded, both the Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”), which was principally for the Company’s employees, and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”), which was for its independent directors. Options previously granted under the 1994 Plan or the 1995 Plan were not affected by the adoption of the 2011 Plan and continue to be governed by the 1994 Plan or the 1995 Plan, respectively.

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

Under the 2011 Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock and restricted stock units, although the Company currently intends to award primarily restricted stock units and to a lesser extent, if at all, non-qualified stock options. The Company does not currently intend to award incentive stock options or restricted stock. Under the 2011 Plan, no more than 16.3 million shares of the Company’s common stock may be issued (including shares already issued) pursuant to all awards under the 2011 Plan, including on exercise of options previously granted under the 1994 Plan and the 1995 Plan. Shares of common stock to be issued pursuant to the 2011 Plan are registered under the Securities Act of 1933.

The following table represents the Company’s stock option and restricted stock unit activity for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012

Stock-based compensation expense recognized in operating expenses	$2,959	$1,966	$8,644	$7,086
Tax benefit of stock-based compensation expense in provision for income taxes	1,087	691	3,031	2,462
Stock-based compensation expense, net of tax	$1,872	$1,275	$5,613	$4,624
Fair value of shares vested	$3,007	$2,043	$8,656	$7,048
Proceeds to the Company from the exercise of stock-based compensation	$4,557	$201	$5,333	$2,184
Tax effect from exercise of stock-based compensation, including shortfall tax benefits	$(337)	$(4)	$(2,187)	$(60)

	At September 30,
	2013	2012
Stock-based compensation cost capitalized in inventory	$426	$354

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

The Company’s investments consisted of only United States Treasury securities and money market funds, which are the Company’s primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. The balance of the Company’s primary financial instruments was as follows:

	At September 30,		At December 31,
(in thousands)	2013	2012	2012

Financial instruments	$87,381	$85,237	$76,130

The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s line of credit is classified as Level 2 within the fair value hierarchy and is calculated based on borrowings with similar maturities, current remaining average life to maturity and current market conditions.

Income Taxes

The Company uses an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in each interim period. The effective tax rate decrease from the third quarter of 2012 to the third quarter of 2013 was primarily due to reduced valuation allowances taken on lower third quarter 2013 operating losses in the Europe and Asia/Pacific segments. The effective tax rate decrease from the first nine months of 2012 to the first nine months of 2013 was primarily due to $2.3 million in non-deductible acquisition costs recorded in 2012.

The following table presents the Company’s effective tax rates and income tax expense for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except percentage amounts)	2013	2012	2013	2012

Effective tax rate	35.2%	41.1%	37.8%	42.6%
Provision for income taxes	$10,870	$9,069	$26,304	$26,788

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

In December 2012, the Company completed a transaction with Keymark Enterprises LLC (“Keymark”). In 2011, the Company had purchased various software assets from Keymark and had engaged Keymark to perform certain software development for the Company, for which the Company had agreed to compensate Keymark at rates equal to a multiple of Keymark’s costs. In the 2012 transaction, the Company paid Keymark $9.1 million, hired thirty-nine Keymark employees to perform the development work that Keymark had previously been engaged to perform and purchased from Keymark various assets needed for that work. This transaction also included termination of the 2011 software development agreement and the Company will be entitled to certain software license revenue that was previously received by Keymark. The Company’s December 2012 provisional measurement of the assets acquired included intangibles of $8.9 million. The provisional measurement of the assets acquired was corrected in the third quarter to include goodwill of $5.9 million and intangibles of $3.0 million, both of which are subject to tax-deductible amortization. Equipment and prepaid expenses accounted for the balance of the purchase price, which was assigned to the North American segment.

In February 2013, the Company purchased certain assets relating to the TJ® ShearBrace (“ShearBrace”) product line of Weyerhaeuser NR Company (“Weyerhaeuser”) for $5.3 million in cash, subject to post-closing adjustments. The ShearBrace is a line of pre-fabricated shearwalls that complements the Company’s Strong-Wall shearwall, and is sold throughout North America. The Company’s provisional measurement of assets acquired included goodwill of $2.6 million that has been assigned to the North America segment, and intangible assets of $1.9 million, both of which are subject to tax-deductible amortization. Net tangible assets consisting of inventory and equipment accounted for the balance of the purchase price.

Under the business combinations topic of the FASB ASC, the Company accounted for these acquisitions as business combinations and ascribed acquisition-date fair values to the acquired assets and assumed liabilities. Provisional fair value measurements were made in the fourth quarter of 2012 for acquired Keymark assets and in the first quarter of 2013 for acquired ShearBrace assets. Adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as information necessary to complete the analysis is obtained. Fair value of intangible assets was based on Level 3 inputs. The Company expects the measurement process for each acquisition to be finalized within a year of its acquisition date.

Pro-forma financial information is not presented as it would not be materially different from the information presented in the Condensed Consolidated Statements of Operations.

Out-of-Period Adjustments

In the third quarter of 2013, the Company recorded $0.7 million net of tax in out-of-period adjustments, which had the effect of increasing net income by $0.7 million in Q3 2013. The adjustments related to the Keymark acquisition and capitalization of software development costs. The effect of these out-of-period adjustments on previously reported periods was that net income was understated for the three months ended March 31, 2013, and the three and six months ended June 30, 2013, by $0.4 million, $0.3 million and $0.7 million, respectively. The correction of these errors in the third quarter of 2013 is not material to the current period or any prior period.

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

In July 2013, the FASB issued an amendment to the income taxes guidance that applies to all entities. It is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits. Additionally, the amendment intends to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position relating to net operating loss carryforwards, similar tax losses, or tax credit carryforwards. The Company’s early adoption and implementation of this amended accounting guidance did not have a material effect on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Standards

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

2.                                      Trade Accounts Receivable, Net

Trade accounts receivable consisted of the following:

	At September 30,		At December 31,
(in thousands)	2013	2012	2012

Trade accounts receivable	$122,328	$111,726	$85,732
Allowance for doubtful accounts	(1,384)	(1,514)	(1,288)
Allowance for sales discounts and returns	(2,049)	(1,787)	(1,632)
	$118,895	$108,425	$82,812

3.                                      Inventories

Inventories consisted of the following:

	At September 30,		At December 31,
(in thousands)	2013	2012	2012

Raw materials	$75,032	$66,508	$95,959
In-process products	18,070	19,225	16,878
Finished products	94,153	86,288	91,287
	$187,255	$172,021	$204,124

4.                                      Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:

	At September 30,		At December 31,
(in thousands)	2013	2012	2012

Land	$29,283	$32,282	$32,068
Buildings and site improvements	177,484	170,761	174,187
Leasehold improvements	5,068	5,047	4,747
Machinery, equipment, and software	221,459	212,918	214,222
	433,294	421,008	425,224
Less accumulated depreciation and amortization	(232,958)	(215,562)	(217,868)
	200,336	205,446	207,356
Capital projects in progress	9,305	5,686	6,096
	$209,641	$211,132	$213,452

In July 2013, the vacant facility in Hungen, Germany, was sold for its approximate carrying cost. In the first quarter of 2013, the Company concluded that the carrying value of its Ireland facility, associated with the Europe segment, exceeded its net estimated realizable value, and therefore recorded an impairment charge, within general and administrative expenses, of $1.0 million, equal to the amount by which carrying value exceeded net estimated realizable value. In September 2013, the facility in Ireland was sold at an additional loss of $0.7 million. See note 10.

In the third quarter of 2013, the Company determined that $1.6 million in development costs incurred during 2013 met the criteria for capitalization as internally developed, internal-use software, resulting in an immaterial adjustment in each of the first and second quarters of 2013. The Company will depreciate the capitalized software costs over three years.

5.                                      Goodwill and Intangible Assets, Net

Goodwill was as follows:

	At September 30,		At December 31,
(in thousands)	2013	2012	2012
North America	$87,104	$77,630	$78,739
Europe	41,388	49,238	41,263
Asia/Pacific	1,778	1,944	1,979
Total	$130,270	$128,812	$121,981

Intangible assets, net, were as follows:

	At September 30, 2013
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$33,975	$(15,032)	$18,943
Europe	27,285	(9,273)	18,012
Total	$61,260	$(24,305)	$36,955

	At September 30, 2012
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
North America	$35,620	$(16,278)	$19,342
Europe	28,064	(7,331)	20,733
Total	$63,684	$(23,609)	$40,075

	At December 31, 2012
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
North America	$37,992	$(12,012)	$25,980
Europe	31,701	(7,083)	24,618
Total	$69,693	$(19,095)	$50,598

Intangible assets consist primarily of customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense for intangible assets during the three months ended September 30, 2013 and 2012, totaled $1.2 million and $1.7 million, respectively, and during the nine months ended September 30, 2013 and 2012, totaled $5.2 million and $5.4 million, respectively.

At September 30, 2013, estimated future amortization of intangible assets was as follows:

(in thousands)

Remaining three months of 2013	$1,772
2014	6,997
2015	6,085
2016	5,810
2017	3,848
2018	2,954
Thereafter	9,489
$36,955

The changes in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2013, were as follows:

		Intangible
(in thousands)	Goodwill	Assets

Balance at December 31, 2012	$121,981	$50,598
Acquisitions	2,606	1,869
Reclassifications*	5,253	(10,318)
Amortization	—	(5,209)
Foreign exchange	430	15
Balance at September 30, 2013	$130,270	$36,955

* Measurement period adjustments related to finalizing or revising preliminary accounting for business combinations. The revisions related to finalizing the S&P Clever acquisition included a $4.8 million increase to other non-current assets, a $4.5 million decrease in amortizable intangible assets and a $0.6 million decrease in goodwill. Revisions related to the Keymark acquisition included a $5.9 million increase in goodwill with a corresponding $5.9 million decrease to amortizable intangible assets.

6.                                      Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at September 30, 2013, was $305.3 million, including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300.0 million in available credit. This credit facility will expire in July 2017. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR01screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at September 30, 2013, the LIBOR Rate was 0.18%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company was also required to pay customary closing fees as specified in a separate fee agreement between the Company and Wells Fargo Bank, National Association, in its capacity as the Agent under the credit agreement.

The Company’s borrowing capacity under other revolving credit lines and a term note totaled $6.3 million at September 30, 2013. The other revolving credit lines and term note charge interest ranging from 1.025% to 7.25%, have maturity dates from December 2013 to July 2017, and had outstanding balances totaling $1.0 million, $0.2 million and $0.2 million at September 30, 2013, September 30, 2012, and December 31, 2012, respectively. The Company was in compliance with its financial covenants at September 30, 2013.

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

On April 12, 2011, Fireman’s Fund Insurance Company (“Fireman’s Fund”), another of the Company’s general liability insurers, sued Hartford Fire Insurance Company (“Hartford”), a third insurance company from whom the Company purchased general liability insurance, in the United States District Court for the Northern District of California, Fireman’s Fund Insurance Company v. Hartford Fire Insurance Company, Civil No. 11 1789 SBA (the “Fireman’s Fund action”).  The Company has intervened in the Fireman’s Fund action and seeks a formal stay of proceedings in that action as well, pending resolution of the underlying Ocean Pointe cases.

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

The following table summarizes the Company’s unvested restricted stock unit activity for the nine months ended September 30, 2013:

			Aggregate
		Weighted-	Intrinsic
	Shares	Average	Value *
Unvested Restricted Stock Units (RSUs)	(in thousands)	Price	(in thousands)

Outstanding at January 1, 2013	264	$33.23
Awarded	359
Vested	(174)
Forfeited	(1)
Outstanding at September 30, 2013	448	$32.45	$14,585
Outstanding and expected to vest at September 30, 2013	436	$32.45	$14,207

*     The intrinsic value is calculated using the closing price per share of $32.57 as reported by the New York Stock Exchange on September 30, 2013.

Based on the market value on the award date, the total intrinsic value of vested restricted stock units during the nine-month periods ended September 30, 2013 and 2012, was $5.7 million and $3.1 million, respectively.

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

No stock options were granted in 2012 or the first nine months of 2013. The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2013:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value *
Non-Qualified Stock Options	(in thousands)	Price	Life (in years)	(in thousands)

Outstanding at January 1, 2013	1,907	$31.58
Exercised	(193)
Forfeited	(374)
Outstanding at September 30, 2013	1,340	$29.63		$4,057
Outstanding and expected to vest at September 30, 2013	1,317	$29.63	3.9	$3,988
Exercisable at September 30, 2013	819	$29.67	3.7	$2,488

*      The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the stock option, using the closing price per share of $32.57 as reported by the New York Stock Exchange on September 30, 2013.

The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2013 and 2012, was $0.9 million and $0.8 million, respectively.

A summary of the status of unvested stock options as of September 30, 2013, and changes during the nine months ended September 30, 2013, are presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Stock Options	(in thousands)	Fair Value

Unvested at January 1, 2013	826	$10.25
Vested	(304)	10.18
Forfeited	(1)	10.33
Unvested at September 30, 2013	521	$10.29

As of September 30, 2013, $11.0 million of total unrecognized compensation cost was related to unvested stock-based compensation arrangements under the 2011 Incentive Plan. The portions of this cost related to stock options and restricted stock units awarded through January 2013 are expected to be recognized over a weighted-average period of 1.8 years.

9.                                      Segment Information

The Company is organized into three reportable segments. The segments are defined by the regions where the Company’s products are manufactured, marketed and distributed to the Company’s customers. The three regional segments are the North America segment, comprising primarily the United States and Canada, the Europe segment, comprising continental Europe and the United Kingdom, and the Asia/Pacific segment, comprising the Company’s operations in China, Hong Kong, the South Pacific and the Middle East. These segments are similar in several ways, including the types of materials, the production processes, the distribution channels and the product applications.

The Company’s measure of profit or loss for its reportable segments is income (loss) from operations. The reconciling amounts between consolidated income before tax and consolidated income from operations are net interest income, which is primarily attributed to Administrative and All Other.

The following table illustrates certain measurements used by management to assess the performance as of or for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net Sales
North America	$157,278	$137,145	$444,772	$409,644
Europe	33,887	31,880	89,903	94,236
Asia/Pacific	4,475	2,851	10,621	7,958
Administrative and all other	237	237	712	712
Total	$195,877	$172,113	$546,008	$512,550

Sales to Other Segments*
North America	$1,316	$969	$3,247	$3,783
Europe	20	105	332	258
Asia/Pacific	3,968	3,894	12,979	12,191
Total	$5,304	$4,968	$16,558	$16,232

Income (Loss) from Operations
North America	$28,659	$22,102	$73,582	$66,558
Europe	3,682	1,172	1,742	889
Asia/Pacific	(649)	(1,043)	(1,878)	(1,860)
Administrative and all other	(807)	(241)	(3,871)	(2,940)
Total	$30,885	$21,990	$69,575	$62,647

* The sales to other segments are eliminated in consolidation.

			At
	At September 30,		December 31,
(in thousands)	2013	2012	2012
Total Assets
North America	$630,459	$568,878	$583,501
Europe	196,958	196,883	194,000
Asia/Pacific	32,757	31,067	30,455
Administrative and all other	74,002	82,168	82,366
Total	$934,176	$878,996	$890,322

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $120.1 million, $107.3 million, and $91.9 million, as of September 30, 2013 and 2012, and December 31, 2012, respectively.

The following table illustrates how the Company’s net sales are distributed by product group for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Wood Construction	$164,094	$145,987	$462,761	$438,576
Concrete Construction	31,506	25,849	82,361	73,079
Other	277	277	886	895
Total	$195,877	$172,113	$546,008	$512,550

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

10.                               Plant Closure

In September 2012, the Company decided to discontinue manufacturing heavy-duty mechanical anchors made in its facility in Ireland, which were sold mainly in Europe, to focus on selling light-duty and medium-duty anchors and fastener products in conjunction with its connector products. In December 2012, the Company ceased producing and selling heavy-duty mechanical anchors and terminated employees in Europe, primarily in Ireland and Germany, who were manufacturing, selling or supporting the product line. In July 2013, the Company concluded all remaining closing activities associated with the terminated product line, including transferring remaining inventories and certain fixed assets to its other operating locations. All costs associated with the closure are reported in the Europe segment.

At December 31, 2012, the long-lived assets of the Ireland facility had a net book value of $2.8 million, including land and building with a net book value of $2.7 million. In the first quarter of 2013, the Company concluded that the carrying value of its Ireland facility, associated with the Europe segment, exceeded its net estimated realizable value, and therefore recorded an impairment charge, within general and administrative expenses, of $1.0 million. The net realizable value was based on the Company’s intent to lease the facility. In September 2013, after receiving an offer that exceeded current expectations, the Company reconsidered leasing the facility and decided to accept the offer. The facility had a remaining net book value of $1.7 million and was sold for $1.0 million, resulting in a $0.7 million loss on sales of assets. Remaining equipment with a net book value of $0.1 million was sold to outside parties, transferred to other branches within the Company or scrapped. See note 4.

In 2012, the Company recorded employee severance obligations of $3.0 million, of which $2.4 million was paid in 2012, and $0.6 million was accrued at December 31, 2012. In the first nine months of 2013, severance payments of $0.3 million were made and severance charges of $0.2 million were reversed due to a court decision requiring the Company to retain an employee until 2014. No additional severance obligations were recorded in 2013. The remaining balance of less than $0.1 million to be paid in 2014 represents the statutory and discretionary amounts due to employees that were or will be involuntarily terminated. The Company does not expect to record additional severance expense in 2013.

Closure liabilities are recognized when a transaction or event has occurred that leaves little or no discretion to avoid future settlement of the liability. The Company estimates that closure costs will total $0.5 million, all of which will be allocated to operating expenses. As of December 31, 2012, the Company had recorded $0.3 million in plant closure expenses, of which $0.2 million was paid in 2012 and $0.1 million is to be paid in 2013. In the first nine months of 2013, the Company had recorded an additional $0.1 million in plant closure costs and paid $0.2 million in accrued plant closure costs, with a small amount payable during the remainder of 2013. The Company estimates additional closure costs of $0.1 million will be incurred and paid in 2013.

11.                               Subsequent Events

In October 2013, the Company’s Board of Directors declared a cash dividend of $0.125 per share, estimated to total $6.0 million, to be paid on January 23, 2014, to stockholders of record on January 2, 2014. The Board of Directors also scheduled the Company’s 2014 annual meeting of stockholders for Tuesday, April 22, 2014.

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

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months and nine months ended September 30, 2013. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

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

The Europe segment also sells both wood and concrete construction products and until recently sold primarily wood construction products. In September 2012, the Company decided to discontinue manufacturing and selling heavy-duty mechanical anchors in Europe to focus on other concrete construction products, such as its light-duty and medium-duty anchors, chemical-based products and carbon-fiber-based products. Excluding costs associated with closing the heavy-duty mechanical anchor business, closing the business has saved the segment an estimated $0.7 million in operating losses for the third quarter of 2013 and $2.5 million for the nine months ended September 30, 2013, compared to the respective periods of 2012. Based on current conditions, the Company estimates the Europe segment may report a small operating profit for the year 2013.

The Asia/Pacific segment sells both concrete construction and wood construction products. With the expansion of product lines that repair, protect and strengthen concrete, brick, masonry or asphalt construction, concrete construction product sales have increased in the Asia/Pacific segment. Based on current conditions, the Company expects the Asia/Pacific segment to report an operating loss for the current year.

The Admin & All Other column includes expenses such as self-insured workers compensation claims, if any, for certain members of management, stock compensation for certain members of management, interest expense, foreign exchange gains or losses and income tax expense. It also includes revenues and expenses related to real estate activities, such as rental income and associated expenses on the Company’s facility in Vacaville, California, which the Company has leased to a third party for a term expiring in August 2020.

Estimated annual housing starts have increased recently, and the Company has begun to benefit from that increase with increased sales volumes in the third quarter of 2013, particularly in the North America segment, which had volume increases of nearly 20%. Unlike lumber or other products that have a more direct correlation to starts, however, the Company’s products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. The Company’s products are used in a sequential process that follows the construction process. Residential and commercial construction begins with the foundation, followed by the wall and the roof systems, and the installation of the Company’s products flow into a project or a house according to those schedules. Foundation product sales could be considered a leading indicator. Year-to-date sales through September 2013 of these products increased compared to the same period in 2012, although due to seasonality, this comparative may be not as relevant at the end of the calendar year.

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

Results of Operations for the Three Months Ended September 30, 2013, Compared

with the Three Months Ended September 30, 2012

Net sales increased 13.8% to $195.9 million in the third quarter of 2013 from $172.1 million in the third quarter of 2012. The Company had net income of $20.0 million for the third quarter of 2013 compared to net income of $13.0 million for the third quarter of 2012. Diluted net income per common share was $0.41 for the third quarter of 2013 compared to $0.27 per common share for the third quarter of 2012. Income from operations increased 40.4% to $30.9 million in the third quarter of 2013 from $22.0 million in the third quarter of 2012. The following table illustrates the differences in the Company’s operating results in the three months ended September 30, 2013, from the three months ended September 30, 2012, and the increases or decreases for each category by segment.

	Three					Three
	Months					Months
	Ended	Increase (Decrease) in Operating Segment				Ended
	Sep. 30,	North		Asia/	Admin &	Sep. 30,
(in thousands)	2012	America	Europe	Pacific	All Other	2013

Net sales	$172,113	$20,134	$2,007	$1,623	$—	$195,877
Cost of sales	96,390	9,959	(1,772)	1,255	(108)	105,724
Gross profit	75,723	10,175	3,779	368	108	90,153

Research and development and other engineering expense	8,916	335	(116)	91	—	9,226
Selling expense	20,941	(367)	(189)	250	(5)	20,630
General and administrative expense	23,843	3,670	951	(362)	679	28,781
Loss on sale of assets	33	(19)	623	(6)	—	631
Income from operations	21,990	6,556	2,510	395	(566)	30,885

Interest income (expense), net	55	27	(42)	(20)	(29)	(9)
Income before income taxes	22,045	6,583	2,468	375	(595)	30,876

Provision for income taxes	9,069	3,400	(1,645)	(87)	133	10,870
Net income	$12,976	$3,183	$4,113	$462	$(728)	$20,006

Net sales

The following table represents net sales by segment for the three-month periods ended September 30, 2012 and 2013:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended:
September 30, 2012	137,145	31,880	2,851	237	172,113
September 30, 2013	157,279	33,887	4,474	237	195,877
Increase	20,134	2,007	1,623	—	23,764
Percentage increase	14.7%	6.3%	56.9%	0.0%	13.8%

The following table represents segment net sales as percentages of total net sales for three-month periods ended September 30, 2012 and 2013:

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

Percentage of total 2012 net sales	79.7%	18.5%	1.7%	0.1%	100.0%
Percentage of total 2013 net sales	80.3%	17.3%	2.3%	0.1%	100.0%

The increase in the Company’s third quarter 2013 net sales was due to increased sales in all segments, with North America reporting the largest increase in dollars. North America sales were affected positively by improved economic conditions, including an increase in estimated annualized housing starts compared to the third quarter of 2012. Net sales were negatively affected by reduced home center sales and lower selling prices in the United States, Canada and Europe.

•                  Segment net sales:

•                  North America net sales increased 14.7% in the third quarter of 2013, compared to the third quarter of 2012. Net sales in the United States increased over the same period in 2012, despite the reductions in home center business and prices. Canada net sales decreased over the same period in 2012 due to lower sales volumes and selling prices.

•                  Europe net sales increased 6.3% in the third quarter of 2013 compared to the third quarter of 2012, due to slightly improved economic conditions and the effects of currency translations, partly offset by price reductions.

•                  Consolidated net sales channels and product groups:

•                  Net sales to contractor distributors, dealer distributors and lumber dealers increased in the third quarter of 2013, compared to the third quarter of 2012, while net sales to home centers decreased.

•                  Net sales to the Company’s largest customer decreased 5.1% in the third quarter of 2013, compared to the third quarter of 2012.

•                  Wood construction product sales, including connectors, truss plates, fastening systems, fasteners and shearwalls, represented 84% of total Company sales in the third quarter of 2013, down from 85% in the third quarter of 2012.

•                  Concrete construction product sales, including adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 16% of total Company sales in the third quarter of 2013, up from 15% in the third quarter of 2012.

Gross profit

The following table represents gross profit by segment for the three-month periods ended September 30, 2012 and 2013:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended:
September 30, 2012	65,194	9,975	495	59	75,723
September 30, 2013	75,369	13,754	863	167	90,153
Increase	10,175	3,779	368	108	14,430
Percentage increase	15.6%	37.9%	74.4%	*	19.1%

The following table represents gross profit as a percentage of sales by segment for the three-month periods ended September 30, 2012 and 2013:

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

2012 gross profit percentage	47.5%	31.3%	17.4%	*	44.0%
2013 gross profit percentage	47.9%	40.6%	19.3%	*	46.0%

* The statistic is not material.

Gross profit

Gross profit increased to $90.2 million in the third quarter of 2013 from $75.7 million in the third quarter of 2012. Gross profit as a percentage of net sales increased to 46.0% in the third quarter of 2013 from 44.0% in the third quarter of 2012.

•                  North America — Gross profit margin increased slightly to 47.9% in the third quarter of 2013 from 47.5% in the third quarter of 2012, as a result of slightly lower material costs and labor costs as a percentage of sales, partly offset by slightly higher factory overhead costs as a percentage of sales. Concrete construction product sales, which have a lower gross profit margin than wood construction product sales, were 13% of North America sales in the third quarter of each of 2013 and 2012.

•                  Europe — Gross profit margin increased to 40.6% in the third quarter of 2013 from 31.3% in the third quarter of 2012, as a result of decreases in all elements of costs as a percentage of sales, mostly due to exiting the heavy-duty mechanical anchor business in 2012, which included $0.9 million in severance expense in the third quarter of 2012. Exiting the heavy-duty anchor business also resulted in the Europe segment’s gross profit margin on concrete construction product sales increasing to 49% in the third quarter of 2013 from 27% in the third quarter of 2012.

•                  Product mix — The gross profit margin differential between wood construction products and concrete construction products decreased from 14% in the third quarter of 2012 to 13% in the third quarter of 2013, primarily due to reduced concrete construction product costs, including labor, factory overhead and distribution costs, partly offset by higher material costs.

•                  Steel prices — Steel prices increased slightly during the third quarter in the United States. The Company expects steel prices to continue to increase moderately during the fourth quarter of 2013 if industry inventories remain low.

Research and development and engineering expenses

Research and development and engineering expenses increased 3.5% to $9.2 million in the third quarter of 2013 from $8.9 million in the third quarter of 2012, primarily due to increases of $0.4 million in cash profit sharing, $0.3 million in amortization expense of capitalized software development costs, $0.2 million in personnel costs and $0.1 million in stock-based compensation expense, partly offset by a decrease of $0.8 million in professional fees primarily due to hiring the software development team at the end of 2012, whereas the Company contracted a third party development company in 2012.

•                  North America —

•                  Research and development and engineering expenses increased $0.3 million, primarily due to increases of $0.4 million in cash profit sharing expense, $0.3 million in amortization expense of capitalized software development costs and $0.1 million in stock-based compensation, partly offset by a decrease of $0.7 million in professional fees, including third party software development fees.

•                  In the third quarter of 2013, the Company capitalized $1.6 million in software development costs, which reduced research and development and engineering personnel expenses for the quarter as compared to no costs being capitalized in the third quarter of 2012.

Selling expenses

Selling expenses decreased 1.5% from $20.9 million in the third quarter of 2012 to $20.6 million in the third quarter of 2013, primarily due to decreases of $0.4 million in personnel costs and $0.4 million in promotional costs, partly offset by increases in cash profit sharing of $0.4 million.

•                  North America — Selling expenses decreased $0.4 million, primarily due to a decrease of $0.5 million in promotional expense.

General and administrative expenses

General and administrative expenses increased 20.7% to $28.8 million in the third quarter of 2013 from $23.8 million in the third quarter of 2012, primarily due to increases of $2.5 million in cash profit sharing, $1.5 million in personnel costs, $0.5 million in stock-based compensation and $0.5 million in communication and computer expense, partly offset by a decrease of $0.5 million in amortization expense, which was due to a change in the provisional measurement of Keymark assets that resulted in a reduced amount of amortizable intangible assets and an increase in goodwill.

•                  North America — General and administrative expenses increased $3.7 million, primarily due to increases of $1.6 million in cash profit sharing, $0.9 million in personnel costs due to the addition of administrative and information technology staff and pay rate increases instituted in January 2013, $0.5 million in communication and computer expense and $0.2 million in stock-based compensation, partly offset by a decrease of $0.4 million in amortization expense due to a reduction in the provisional measurement of Keymark intangible assets.

•                  Europe — General and administrative expenses increased by $1.0 million, primarily due to increases of $0.6 million in personnel costs and $0.3 million in cash profit sharing, partly offset by an increase of $0.3 million in losses from foreign currency translations.

•                  Admin & All Other — General and administrative expenses increased $0.7 million, primarily due to increases of $0.6 million in cash profit sharing, $0.3 million in stock-based compensation and $0.2 million in professional fees.

Sales of assets

In September 2013, the Company sold its Ireland facility for $1.0 million, which resulted in a loss on disposal of $0.7 million.

Income taxes

The effective income tax rate decreased from 41.1% in the third quarter of 2012 to 35.2% in the third quarter of 2013, due to reduced operating losses in the Europe and Asia/Pacific segments in the third quarter 2013, for which a valuation allowance had been recorded.

Results of Operations for the Nine Months Ended September 30, 2013, Compared

with the Nine Months Ended September 30, 2012

Net sales increased 6.5% to $546.0 million in the first nine months of 2013 from $512.6 million in the first nine months of 2012. The Company had net income of $43.3 million in the first nine months of 2013 compared to net income of $36.0 million in the first nine months of 2012. Diluted net income per common share was $0.89 in the first nine months of 2013 compared to $0.74 in the first nine months of 2012. Income from operations increased 11.1% to $69.6 million in the first nine months of 2013 from $62.6 million in the first nine months of 2012. The following table illustrates the differences in the Company’s operating results in the nine months ended September 30, 2013, from the nine months ended September 30, 2012, and the increases or decreases for each category by segment.

	Nine					Nine
	Months					Months
	Ended	Increase (Decrease) in Operating Segment				Ended
	Sep. 30,	North		Asia/	Admin &	Sep. 30,
(in thousands)	2012	America	Europe	Pacific	All Other	2013

Net sales	$512,550	$35,128	$(4,333)	$2,663	$—	$546,008
Cost of sales	284,276	21,358	(6,144)	1,717	254	301,461
Gross profit	228,274	13,770	1,811	946	(254)	244,547

Research and development and other engineering expense	27,156	149	(601)	314	—	27,018
Selling expense	61,255	2,455	(704)	683	(35)	63,654
General and administrative expense	77,174	4,141	1,661	(22)	712	83,666
Loss on sale of assets	42	2	601	(11)	—	634
Income from operations	62,647	7,023	854	(18)	(931)	69,575

Interest income, net	177	50	50	(20)	(225)	32
Income before income taxes	62,824	7,073	904	(38)	(1,156)	69,607

Provision for income taxes	26,788	1,963	(1,717)	(170)	(560)	26,304
Net income	$36,036	$5,110	$2,621	$132	$(596)	$43,303

Net sales

The following table represents net sales by segment for the nine-month periods ended September 30, 2012 and 2013:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Nine months ended:
September 30, 2012	$409,644	$94,236	$7,958	$712	$512,550
September 30, 2013	444,772	89,903	10,621	712	546,008
Increase (decrease)	35,128	(4,333)	2,663	—	33,458
Percentage increase (decrease)	8.6%	(4.6)%	33.5%	0.0%	6.5%

The following table represents segment net sales as percentages of total net sales for the nine-month periods ended September 30, 2012 and 2013:

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

Percentage of total 2012 net sales	79.9%	18.4%	1.6%	0.1%	100.0%
Percentage of total 2013 net sales	81.5%	16.5%	1.9%	0.1%	100.0%

The increase in net sales was primarily due to increased sales in North America, which were positively affected by improved economic conditions, including an increase in estimated annualized housing starts compared to the first nine months of 2012, partly offset by reduced home center sales and lower selling prices.

•                  Segment net sales:

•                  North America net sales were up 8.6% in the first nine months of 2013, compared to the first nine months of 2012. Sales in the United States increased over the same period in 2012, despite reduced home center business and lower selling prices. Canada net sales decreased slightly over the same period in 2012 due to lower sales volumes and selling prices.

•                  Europe net sales decreased 4.6% in the first nine months of 2013, compared to the first nine months of 2012, primarily due to exiting the heavy-duty mechanical anchor business, the region’s economic conditions, lower sales volumes and lower selling prices. Based on current information, the Company expects that the region’s current economic conditions will not change significantly during the fourth quarter of 2013 and could continue to negatively affect net sales. Effects of foreign currency translation were not significant.

•                  Consolidated net sales channels and product groups:

•                  Net sales to contractor distributors, dealer distributors and lumber dealers increased in the first nine months of 2013, compared to the first nine months of 2012, while net sales to home centers decreased, partly as a result of the loss of Lowes as a customer in the second quarter of 2012. Lowes accounted for $11.7 million in net sales in the first nine months of 2012.

•                  Excluding Lowes, net sales to home centers decreased 4% in the first nine months of 2013, compared to the same period in 2012, while net sales to the Company’s largest customer decreased slightly in the first nine months of 2013, compared to the same period in 2012.

•                  Wood construction product sales represented 85% of total Company sales in the first nine months of 2013, down from 86% in the first nine months of 2012.

•                  Concrete construction product sales increased as a percentage of total sales to 15% in the first nine months of 2013, from 14% in the first nine months of 2012.

Gross profit

The following table represents gross profit by segment for the nine-month periods ended September 30, 2012 and 2013:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Nine months ended:
September 30, 2012	$194,727	$31,829	$1,243	$475	$228,274
September 30, 2013	208,497	33,640	2,189	221	244,547
Increase (decrease)	13,770	1,811	946	(254)	16,273
Percentage increase (decrease)	7.1%	5.7%	76.1%	*	7.1%

The following table represents gross profit as a percentage of sales by segment for the nine-month periods ended September 30, 2012 and 2013:

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total
2012 gross profit percentage	47.5%	33.8%	15.6%	*	44.5%
2013 gross profit percentage	46.9%	37.4%	20.6%	*	44.8%

* The statistic is not material.

Gross profit increased to $244.6 million in the first nine months of 2013 from $228.3 million in the first nine months of 2012. Gross profit as a percentage of net sales increased slightly to 44.8% in the first nine months of 2013 from 44.5% in the first nine months of 2012. Based on current information, the Company estimates that its 2013 full-year gross profit margin will be 43% to 44%.

•                  North America — Gross profit margin decreased from 47.5% in the first nine months of 2012 to 46.9% in the first nine months of 2013, as a result of competitive price pressure, higher factory overhead and higher distribution costs, as a percentage of sales, partly offset by lower material and labor costs as a percentage of sales. Concrete construction product sales, which have a lower gross profit margin than wood construction product sales, were 13% of North America sales in the first nine months of each of 2013 and 2012.

•                  Europe — Gross profit margin increased to 37.4% in the first nine months of 2013 from 33.8% in the first nine months of 2012, as a result of decreases in all elements of costs of sales as a percentage of sales, mostly due to exiting the heavy-duty mechanical anchor business in 2012, which included $0.9 million in severance expense in the third quarter of 2012.

•                  Product mix — The gross profit margin differential between wood construction products and concrete construction products decreased from 15% in the first nine months of 2012 to 12% in the first nine months of 2013, primarily due to reduced concrete construction product costs, including material and labor costs and savings from exiting the heavy-duty mechanical anchor business, slightly offset by higher distribution costs.

Research and development and engineering expenses

Research and development and engineering expenses decreased 0.5% from $27.2 million in the first nine months of 2012 to $27.0 million in the first nine months of 2013, primarily due to the Company capitalizing $1.3 million of software development costs net of amortization expense, which reduced year-to-date software development expense, mostly offset by increases of $0.5 million in cash profit sharing, $0.2 million in stock-based compensation and $0.2 million in communication and computer expense.

•                  North America —

•                  Research and development and engineering expenses increased slightly, primarily due to increases of $0.5 million in cash profit sharing, $0.2 million in stock-based compensation and $0.2 million in communication and computer expense, mostly offset by capitalization of $1.3 million of software development costs net of amortization expense.

•                  The Company expects that its spending on software development will continue in the fourth quarter of 2013 at a similar rate as in the third quarter of 2013. Based on current information, the Company expects that the portion of software development spending that it will capitalize in the fourth quarter of 2013 will continue at a similar rate as in the first nine months of 2013 with remaining costs expensed as incurred.

•                  Europe — Research and development and engineering expenses decreased $0.6 million, primarily due to exiting the heavy-duty anchor business in 2012, which had research and development and engineering expenses of $0.5 million in the first nine months of 2012.

Selling expenses

Selling expenses increased 3.9% to $63.7 million in the first nine months of 2013 from $61.3 million in the first nine months of 2012, primarily due to increases of $0.8 million in personnel costs, $0.7 million in stock-based compensation, $0.6 million in cash profit sharing and commissions and $0.2 million in promotional costs.

•                  North America — Selling expenses increased $2.5 million, primarily due to increases of $1.0 million in personnel costs (mostly from additional sales representatives in support of new businesses acquired in 2011 and 2012 and increased annual pay rates), $0.6 million in stock-based compensation, $0.3 million in cash profit sharing and commissions, $0.2 million in promotional costs and $0.2 million in professional fees.

•                  Europe — Selling expenses decreased $0.7 million, primarily due to exiting the heavy-duty anchor business in 2012, which had selling expenses of $0.8 million in the first nine months of 2012.

General and administrative expenses

General and administrative expenses increased 8.4% to $83.7 million in the first nine months of 2013 from $77.2 million in the first nine months of 2012, primarily due to increases of $2.3 million in personnel costs, $2.2 million in cash profit sharing, $0.7 million in stock-based compensation, $0.6 million in impairment expenses, $0.5 million in communication and computer expense, $0.5 million in net losses on foreign currency translations, and $0.4 million in facility expenses. These changes were partly offset by a $0.9 million decrease in legal and professional fees.

•                  North America — General and administrative expenses increased $4.1 million, primarily due to increases of $2.2 million in personnel costs due to the addition of administrative and information technology staff and pay rate increases instituted in January 2013, $1.8 million in cash profit sharing, $0.5 million in communication and computer expense and $0.3 million in stock-based compensation, partly offset by decreases of $0.5 million in impairment costs and $0.5 million in legal and professional fees.

•                  Europe — General and administrative expenses increased $1.7 million, primarily due to a $1.0 million impairment in the first quarter of 2013 associated with the Company’s real estate in Ireland and increases of $0.3 million in stock-based compensation, $0.2 million in cash profit sharing and $0.2 million in foreign currency translation losses.

•                  Admin & All Other — General and administrative expenses increased $0.7 million, primarily due to an increase of $0.2 million in each of cash profit sharing, personnel costs, due to the addition of administrative staff and pay rate increases instituted in January 2013, and stock-based compensation.

Income taxes

The effective income tax rate decreased from 42.6% in the first nine months of 2012 to 37.8% in the first nine months of 2013, primarily due to reduced operating losses in the Europe and Asia/Pacific segments and $2.3 million in non-deductible acquisition costs recorded in 2012. Based on current information and subject to future events and circumstances, the Company estimates that its 2013 effective tax rate will be 38% to 40%.

Liquidity and Sources of Capital

As of September 30, 2013, working capital was $442.9 million as compared to $404.1 million at September 30, 2012, and $402.5 million at December 31, 2012. The increase in working capital from December 31, 2012, was primarily due to increases of $40.2 million in cash and cash equivalents, $36.1 million in net trade accounts receivable and $0.9 million in deferred income taxes, and decreases of $3.7 million in trade accounts payable and $0.6 million in accrued profit sharing trust contributions. The increase in cash and cash equivalents was primarily due to increased profit from operations, issuance of the Company’s stock and proceeds from sales of facilities in Ireland and Germany. The increase in net trade accounts receivable was primarily due to seasonal increases in net sales during the third quarter of 2013 compared to the fourth quarter of 2012. The decrease in trade accounts payable was primarily due to decreased material purchases in the third quarter of 2013 compared to the fourth quarter of 2012. The decrease in accrued profit sharing trust was due to the 2012 contribution paid in the first quarter of 2013. The increases in working capital from December 31, 2012, were partly offset by decreases of $16.9 million in inventories and $11.0 million in other current assets and increases of $9.1 million in accrued cash profit sharing, $2.3 million in accrued expenses and $ 0.8 million in line of credit and notes payable. Raw material inventories decreased 21.8% as compared to December 31, 2012, while in-process and finished goods inventories increased 3.8% over the same period. The decrease in other current assets was primarily due to the decrease in income tax refunds receivable. The increase in accrued cash profit sharing was due to higher operating profits in the third quarter of 2013, compared to the fourth quarter of 2012, while the increase in accrued liabilities was primarily due to increased purchases and to value-added taxes that resulted from increased sales in the third quarter of 2013 compared to the fourth quarter of 2012. The increase in line of credit and notes payable was primarily from borrowing for working capital in Europe. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $43.3 million and noncash expenses, primarily charges for depreciation, amortization, stock-based compensation and impairment of assets totaling $31.8 million, resulted in net cash provided by operating activities of $71.9 million. As of September 30, 2013, the Company had unused credit available of $305.3 million, including a $300.0 million credit facility.

The Company’s investing activities used cash of $15.8 million, including $12.9 million in capital expenditures and $5.3 million for the recent North America acquisition of the ShearBrace product line from Weyerhaeuser, partly offset by a Keymark-related entity’s repayment of loan of $0.6 million and proceeds from the sale of property and equipment of $1.8 million. The Company’s 2012 investing activities included the acquisitions of S&P Clever and CarbonWrap, which used cash of $56.0 million. The Company’s capital expenditures were primarily to increase manufacturing capacity in North America and to improve information technology support systems. The Company estimates that its full-year capital spending will be $22.0 million to $24.0 million in 2013.

The Company’s financing activities used net cash of $15.8 million, including $12.1 million in dividend payments, $9.8 million for the repurchase of common stock and repayment of $0.6 million of borrowings on credit facilities, partly offset by $1.4 million cash provided by borrowings on credit facilities, primarily for working capital in Europe, and $5.3 million from the issuance of common stock on the exercise of stock options. In October 2013, the Company’s Board of Directors declared a cash dividend of $0.125 per share, estimated to total $6.0 million, to be paid on January 23, 2014, to stockholders of record on January 2, 2014. The Company’s Board of Directors has authorized up to $50.0 million, of which $40.2 million remained at September 30, 2013, for the repurchase of common stock in 2013.

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

A significant portion of the cash and cash equivalents held by the Company is in foreign currencies. Cash and cash equivalents of $95.7 million held in foreign countries could be subject to additional taxation if it were repatriated to the United States. The Company has no plans to repatriate cash and cash equivalents held outside the United States, as it is expected to be used to fund future international growth and acquisitions.

The Company believes that the effect of inflation on the Company has not been material in recent years, as general inflation rates have remained relatively low. Because, however, the Company’s main raw material is steel, increases in steel prices may adversely affect the Company’s gross profit margin if it cannot recover the higher costs through price increases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country or currency where the Company has operations, the change in net income would not be material to the Company’s operations as a whole. The translation adjustment resulted in increases in accumulated other comprehensive income of $8.3 million and $1.4 million for the three and nine months ended September 30, 2013, respectively. The translation adjustment in the third quarter of 2013 was primarily due to the effect of a weakening United States dollar in relation to other relevant currencies. The translation adjustment in the first nine months of 2013 was due to the effect of a strengthening United States dollar in relation to the British pound, the Polish Zloty, Czech Koruna, and Canadian and Australian dollars, partly offset by a weakening of the United States dollar in relation to the Euro, the Chinese Yuan, the New Zealand dollar, and other European currencies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2013, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”). Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of that date and that the Company’s disclosure controls and procedures at that date were designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2013, the Company made no changes to its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

On April 12, 2011, Fireman’s Fund Insurance Company (“Fireman’s Fund”), another of the Company’s general liability insurers, sued Hartford Fire Insurance Company (“Hartford”), a third insurance company from whom the Company purchased general liability insurance, in the United States District Court for the Northern District of California, Fireman’s Fund Insurance Company v. Hartford Fire Insurance Company, Civil No. 11 1789 SBA (the “Fireman’s Fund action”).  The Company has intervened in the Fireman’s Fund action and seeks a formal stay of proceedings in that action as well, pending resolution of the underlying Ocean Pointe cases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2013, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from January 2012. The authorization will remain in effect through the end of 2013. Approximately $40.2 million may be used during the remainder of 2013 to repurchase additional shares under this authorization. There were no purchases by the Company during the third quarter of 2013.

Item 6. Exhibits.

The following exhibits are either incorporated by reference into this report or filed with this report, as indicated below.

3.1                   Certificate of Incorporation of Simpson Manufacturing Co., Inc., as amended, is incorporated by reference to Exhibit 3.1 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

3.2                   Bylaws of Simpson Manufacturing Co., Inc., as amended through October 16, 2013, are incorporated by reference to Exhibit 3.2 of its Current Report on Form 8-K dated October 17, 2013.

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

10.10     Separation agreement dated as of July 3, 2013, between Michael J. Herbert, Vice President of Simpson Manufacturing Co., Inc., on the one hand, and Simpson Manufacturing Co., Inc., on the other hand, is incorporated by reference to Exhibit 10.11 of Simpson Manufacturing Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

101               Financial statements from the quarterly report on Form 10-Q of Simpson Manufacturing Co., Inc. for the quarter ended September 30, 2013, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 8, 2013	By	/s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)