Form 10-K
period 2013-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2014-03-07
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 30, 2013, there were outstanding 48,569,132 shares of the registrant’s common stock, par value $0.01, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2013) was approximately $1,200,264,039. As of February 24, 2014, 48,922,339 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 22, 2014, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

This document contains forward-looking statements, based on numerous assumptions and subject to risks and uncertainties, such as statements regarding sales, gross profit margin, stock-based compensation, capital expenditures, amortization or effective tax rates at any future time or for any future period. Although the Company believes that the forward-looking statements are reasonable, it does not and cannot give any assurance that its beliefs and expectations will prove to be correct. Many factors could significantly affect the Company’s operations and cause the Company’s actual results to be substantially different from the Company’s expectations. Those factors include, but are not limited to: (i) general economic and construction business conditions; (ii) customer acceptance of the Company’s products; (iii) relationships with key customers; (iv) materials and manufacturing costs; (v) the financial condition of customers, competitors and suppliers; (vi) technological developments; (vii) increased competition; (viii) changes in capital and credit markets; (ix) governmental and business conditions in countries where the Company’s products are manufactured and sold; (x) changes in trade regulations; (xi) the effect of acquisition activity; (xii) changes in the Company’s plans, strategies, objectives, expectations or intentions; and (xiii) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission. Actual results might differ materially from results suggested by any forward-looking statements in this report. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise. See “Item 1A — Risk Factors.”

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

The Company is organized into three operating segments consisting of the North America, Europe and Asia/Pacific segments. The North America segment includes operations primarily in the United States and Canada. The Europe segment includes operations primarily in France, the United Kingdom, Germany, Denmark, Ireland, Switzerland, Portugal and Poland. The Asia/Pacific segment includes operations primarily in China, Hong Kong, Thailand, Australia, New Zealand, South Africa and the Middle East. These segments are similar in several ways, including similarities in the products manufactured and distributed, the types of materials used, the production processes, the distribution channels and the product applications. See Note 14 to the Company’s Consolidated Financial Statements for information regarding the assets and performance of each of the Company’s operating segments. Also see “Item 1A — Risk Factors.”

Simpson Strong-Tie’s wood construction products are typically made of steel and are used primarily to strengthen, support and connect wood joints in residential and commercial construction and DIY projects. SST’s wood construction products enhance the safety and durability of the structures in which they are installed and can save time and labor costs. SST’s wood construction products contribute to structural integrity and resistance to seismic, wind and other forces. Applications range from commercial and residential building, to deck construction, to DIY projects. SST produces and markets over 13,000 standard and custom wood construction products.

Simpson Strong-Tie’s concrete construction products are composed of various materials including steel, chemicals and carbon fiber. They are used to strengthen, support repair and connect joints in residential and commercial construction and DIY projects used to repair, protect and strengthen concrete, brick or mortar structures. SST’s concrete construction products enhance the safety and durability of the structures in which they are installed, can save time and labor costs, and contribute to structural integrity and resistance to seismic, wind and other forces. Applications range from industrial, commercial, infrastructure and residential structures, to DIY projects. SST produces and markets over 2,000 standard and custom concrete construction products.

Simpson Strong-Tie emphasizes continuous new product development and often obtains patent protection for its new products. SST’s products are marketed in all 50 states of the United States and in Europe, Canada, Asia, Australia, New Zealand, Mexico and several countries in Central and South America, Africa and the Middle East. SST’s products are distributed to home centers, through wholesale distributors, to contractors, to dealers and to original equipment manufacturers (“OEMs”). SST operates manufacturing, warehouse sales and sourcing or quality assurance facilities in California, Arizona, Texas, Ohio, Florida, Connecticut, Illinois, Washington, Tennessee, Minnesota, North Carolina, Maryland, Massachusetts, Missouri, British Columbia, Ontario, England, France, Denmark, Germany, Scotland, Poland, Czech Republic, Switzerland, Portugal, The Netherlands, Austria, Hong Kong, Australia, Dubai, China, Taiwan, Thailand, New Zealand, Vietnam, South Africa and Chile.

Simpson Strong-Tie has developed and uses automated manufacturing processes. Its innovative manufacturing systems and techniques have allowed it to control manufacturing costs, while developing both new products and products that meet customized requirements and specifications. SST’s development of specialized manufacturing processes has also permitted increased operating flexibility and enhanced product design innovation. The Company has 22 manufacturing locations in the United States, Canada, France, Denmark, Germany, Switzerland, Poland, Portugal, China and England

Industry and Market Trends

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

Natural disasters throughout the world have focused attention on safety concerns relating to the structural integrity of homes and other buildings. The 2011 earthquake in Fukushima, Japan, and the resulting tsunami, the 2011 earthquake in Christchurch, New Zealand, the 2010 earthquakes off the of coast of Chile and in Haiti, the 1995 earthquake in Kobe, Japan, the 1994 earthquake in Northridge, California, the 1989 Loma Prieta earthquake in Northern California, hurricanes Hugo in 1989 and Andrew in 1992, a series of hurricanes in 2004 and 2005, including Katrina, in the southeastern United States, the 2011 Joplin, Missouri, tornado, Hurricane Sandy in the Northeast in 2012 and other cataclysmic natural disasters damaged and destroyed innumerable homes and other buildings, resulting in heightened consciousness of the fragility of some of those structures.

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

Recently, there has been consolidation among several of Simpson Strong-Tie’s customer groups. The industry has experienced increased complexity in some home design, and builders are more aggressively trying to reduce their costs. SST has responded to these trends by marketing its products as systems, in addition to individual parts. In some cases, SST uses sophisticated design and specification software to facilitate systems marketing.

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

Simpson Strong-Tie continues to support its distribution through home centers throughout the United States. SST’s sales to home centers declined in 2013 and 2012 but increased in 2011. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Simpson Strong-Tie’s principal markets are in the building construction industry. That industry is subject to significant volatility due to real estate market cycles, fluctuations in interest rates, the availability, or lack thereof, of credit to builders, developers and consumers, inflation rates, weather, and other factors and trends. The world-wide recession and the decline in residential construction that began in 2007 reduced the demand for SST’s products. In recent years, there have been indications of an economic recovery with a corresponding increase in residential construction. See “Item 1A — Risk Factors.”

Business Strategy

Simpson Strong-Tie designs, manufactures and sells products that are of high quality and performance, easy to use and cost-effective for customers. SST provides rapid delivery of its products and prompt engineering and sales support. SST intends to continue efforts to increase market share in both the wood construction and concrete construction product groups by maintaining frequent contact with customers, as well as private organizations that provide information to building code officials, both to inform them regarding the quality, proper installation, capabilities and value of SST’s products and to update them about product modifications and new products that may be useful or necessary. To attract new customers, SST also intends to continue to sponsor seminars to inform architects, engineers, contractors and building officials on appropriate use, proper installation and identification of SST’s products and to continue to invest in mobile and web applications for customers, utilizing social media, blog posts and videos to connect and engage with customers and to help them do their jobs more efficiently.

Through acquisitions and product development, using industry knowledge and customer information, Simpson Strong-Tie continues to diversify its product offering to be less dependent on residential housing regardless, of market ups and downs. Based on its communications with customers, engineers, architects, contractors and other industry participants, SST believes it has strong brand-name recognition, which will assist in the acceptance of new products in current and new markets, both domestic and international.

Simpson Strong-Tie seeks to expand its product and distribution coverage through several channels:

Distributors. Simpson Strong-Tie regularly evaluates its distribution coverage and service levels provided by its distributors and from time to time modifies its distribution strategy and implements changes to address weaknesses and opportunities. SST has various programs to evaluate distributor product mix and conducts promotions to encourage distributors to add SST products that complement the mix of product offerings in their markets.

Through its efforts to increase specifications by architects and engineers, and through increasing the number of products sold to particular contractors, Simpson Strong-Tie seeks to increase sales to channels that serve building contractors. SST continuously seeks to expand the number of contractors served by each distributor through such sales efforts as demonstrations of product cost-effectiveness and information programs.

Home Centers. Simpson Strong-Tie intends to increase penetration of the DIY markets by soliciting home centers and increasing product offerings. SST’s sales force maintains on-going contact with home centers to work with them in a broad range of areas including inventory levels, retail display maintenance, and product knowledge training. To satisfy specialized requirements of the home center market, SST has developed extensive bar coding and merchandising aids and has devoted a portion of its research efforts to the development of DIY products.

Dealers. In some markets, Simpson Strong-Tie sells its products directly to lumber dealers and cooperatives.

OEM Relationships. Simpson Strong-Tie works closely with manufacturers of engineered wood products and OEMs in developing and expanding the application and sales of its engineered wood connector and fastener products. SST has relationships with several of the largest manufacturers of engineered wood products.

While Simpson Strong-Tie is expanding its established facilities outside of the United States to increase its presence and sales in these markets, sales of some products may relate primarily to certain regions. For example, sales of

SST’s line of shearwalls are concentrated mostly in the western region of the United States, because their use is primarily intended to resist the effects of seismic forces. Since 1993, SST —

·                  has established operations in the United Kingdom,

·                  opened manufacturing, warehouse and distribution facilities in western Canada, and the Midwest, Northeast, and eastern seaboard regions of the United States,

·                  purchased anchor products manufacturers in Illinois, eastern Canada and France and connector product manufacturers in France, Denmark, Germany and Canada,

·                  acquired the assets of a leading manufacturer and distributor of screw fastening systems and collated screws with manufacturing and distribution operations in Tennessee and distribution in Canada, Europe, Australia and New Zealand, and acquired a manufacturer in Germany,

·                  acquired a manufacturer and distributor of stainless steel fasteners in Maryland, and consolidated its operations into the Company’s Tennessee facility,

·                  built a manufacturing facility in China and opened sales offices in Hong Kong, Beijing, Shanghai and Dubai for distribution in Asia and the Middle East,

·                  acquired a software company that licenses deck design and estimation software,

·                  acquired software assets used by the Company’s customers in designing and engineering residential structures,

·                  acquired a manufacturer of truss plates in North Carolina,

·                  acquired a Maryland manufacturer of construction products and systems to repair, protect and strengthen concrete,

·                  acquired a manufacturer of engineered materials for repair, strengthening and restoration of concrete, asphalt and masonry construction with manufacturing and sales offices in Switzerland, Poland and Portugal and sales offices in Austria, Germany and The Netherlands, and

·                  acquired manufacturing assets used by the Company to produce shear walls.

Simpson Strong-Tie’s European investments have established a presence in the European Community acquisition of through companies with existing customer bases and through servicing United States-based customers operating in Europe. SST also distributes connector, anchor and epoxy products in Mexico, Chile, Australia, New Zealand, Asia, South Africa and the Middle East. SST intends to continue to pursue and expand operations both inside and outside of the United States (see Note 14 to the Company’s Consolidated Financial Statements).

A Simpson Strong-Tie goal is to manufacture and warehouse its products in geographic proximity to its markets to provide availability and rapid delivery of products to customers and prompt response to customer requests for specially designed products and services. With respect to the DIY and dealer markets, SST’s strategy is to keep the customer’s retail stores continuously stocked with adequate supplies of the full line of SST’s products that those stores carry. In some cases, SST manages its inventory to help assure continuous product availability. Most customer orders are filled within a few days. High levels of manufacturing automation and flexibility allow SST to maintain its quality standards while continuing to provide prompt delivery.

The Company’s long-term strategy is to develop, acquire or invest in product lines or businesses that have the potential to increase the Company’s earnings per share over time and that—

·                  complement SST’s existing product lines,

·                  can be marketed through SST’s existing distribution channels,

·                  might benefit from use of SST’s brand names and expertise,

·                  are responsive to needs of SST’s customers,

·                  expand SST’s markets geographically and

·                  reduce SST’s dependence on the United States residential construction market.

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

The wood construction products includes connectors, truss plates, fastening systems and shearwalls. Connectors are prefabricated metal products that attach wood, concrete, masonry or steel together. The metal connectors for wood can join solid sawn lumber, glue-laminated beams, engineered wood, structural composite lumber and plated trusses. Specialty structural connectors have also been developed for cold-formed steel construction. Connectors are essential for tying construction elements together and create safer and stronger buildings. Integrated Component Systems is the name of Simpson Strong-Tie’s full line of truss connector plates and software. Truss plates are toothed metal plates that join wood trusses together. SST is developing for customers sophisticated software analysis to model and design the trusses and to select appropriate truss plates for component manufacturers. The fastener line includes coated or stainless steel hand drive nails and screws in addition to stainless collated nails and staples. SST also offers a line of proprietary structural screws used to join plies of wood together or metal connectors to wood. Complimenting these products is the Quik Drive auto-feed screw driving system used in numerous applications such as decking, subfloors, drywall and roofing. SST’s lateral resistive systems are assemblies used to resist earthquake or wind forces and include Strong-Wall Shearwalls, Anchor Tiedown Systems (“ATS”), Uplift Restraint Systems (“URS”), and Ordinary and Special steel moment frames.

Simpson Strong-Tie’s concrete construction products are used for concrete, masonry and steel and include adhesives, chemicals, mechanical anchors, carbide drill bits, powder actuated tools and fiber reinforcing materials. SST’s anchor products include adhesives, mechanical anchors, carbide drill bits and powder-actuated pins and tools used for numerous applications of anchoring or attaching elements onto concrete, brick, masonry and steel. With recent acquisitions, SST now offers products for the repair, strengthening and protection of concrete, steel or wood structures or infrastructure elements including grouts, coatings, sealers, mortars, fiberglass systems, fiber-reinforced polymers and asphalt products. These products are sold in all segments of the Company.

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

New Product and Software Development

Simpson Strong-Tie commits substantial resources to new product development. The majority of SST’s products have been developed through its internal research and development program. SST’s research and development expense for the three years ended December 31, 2013, 2012 and 2011, was $10.7 million, $11.5 million, and $6.1 million, respectively. SST believes it is the only United States manufacturer with the capability to test multi-story wall systems, thus enabling testing rather than calculations alone to prove system performance. SST engineering, sales, product management, and marketing teams work together with architects, engineers, building inspectors, code officials and customers in the new product development process.

Simpson Strong-Tie’s product research and development is based largely on needs that customers communicate to SST and on SST’s strategic initiatives to develop new markets or product lines. SST’s strategy is to develop new products on a proprietary basis, to patent them when appropriate and to rely on trade secret protection for others. SST typically develops 10 to 20 new products each year.

Simpson Strong-Tie has expanded its wood construction product offering for 2014 by adding new post base support connectors that resist roof loads before the concrete slab is poured and provide full structural support after the slab is poured joist hangers that can be installed onto a wood beam or stud wall, connectors for large beam applications, and newly developed deck and dock connectors. In addition, the Company has updated and improved its Rigid Tie™ connectors used by DIY homeowners for shelving, work bench and general home projects to be more cost effective and faster to install while maintaining needed load capacity. The Strong-Rod Systems offering of aluminum shrinkage compensation devices was expanded to include devices with greater capacities and versatility to address engineering needs that require economical solutions. The Company launched its Deck Composite Self Drilling line of screws that attaches both wood and composite decking to steel framing members quickly and easily with our SST’s Quik Drive® installation system, as well as a Deck Screw Variable-threads decking screw that is easier to install and requires less torque, which allows more screw installations on a single battery-charged cordless tool than typical deck screws offer. SST also has developed new cold-formed Steel connectors and clips for use in walls, floors and roof applications.

Simpson Strong-Tie expanded its concrete construction product offering for 2014 by adding a range of improved washer and collated pins with lower installation costs for the powder-actuated installation line. The Company launched a new injection epoxy, which has a very low viscosity that can be applied to cracks from hairline in size to a quarter-inch, and launched new anchoring adhesive products for use in uncracked concrete, masonry and unreinforced masonry. The Company’s Europe segment plans to expand its line of fiber reinforced polymer products with the release of the ARMO System, which consists of a specialized carbon-glass-based mesh with a silica coating, and a specialized mortar with a reactive component, that when combined bonds and creates a surface that adds compression strength, which can handle weight loads and withstand fire and is used primarily in restoration of concrete structures.

Simpson Strong-Tie redesigned several existing wood and concrete construction products to increase load capacity and reduce installation costs. SST intends to continue to expand its product offering for multi-family homes and light commercial and manufacturing buildings.

Sales and Marketing

Simpson Strong-Tie’s sales and marketing programs are implemented through its branch system. SST currently maintains branches in Northern and Southern California, Texas, Ohio, Canada, England, France, Germany, Denmark, Switzerland, Poland, Czech Republic, Portugal, Austria, The Netherlands, China, Australia, Hong Kong, Dubai, New Zealand, Thailand, South Africa and Chile. Each branch is served by its own sales force, warehouse and office facilities, while some branches have their own manufacturing facilities. Each branch is responsible for setting and executing sales and marketing strategies that are consistent both with the markets in the geographic area that the branch serves and with the goals of SST. The North America branches closely integrate their manufacturing activities to enhance product availability. Branch sales forces in North America are supported by marketing managers in the home office in Pleasanton, California. The home office also coordinates issues affecting customers that operate in multiple regions. The sales force maintains close working relationships with customers, develops new business, calls on architects, engineers and building officials and participates in a range of educational seminars.

Simpson Strong-Tie sells its products through an extensive distribution system comprising dealer distributors supplying thousands of retail locations nationwide, contractor distributors, home centers, lumber dealers, manufacturers of engineered wood products, and specialized contractors such as roof framers. In recent years, home centers have been one of SST’s important distribution channels, and SST’s sales to The Home Depot exceeded 10% of the Company’s consolidated net sales in 2011 and 2012 (see “Item 1A — Risk Factors,” “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 14 to the Company’s Consolidated Financial Statements). SST’s DIY and dealer products are used to build projects such as decks, patio covers and garage organization systems.

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

Manufacturing Process

Simpson Strong-Tie designs and manufactures most of its standard products. SST has concentrated on making its manufacturing processes as efficient as possible without compromising the quality or flexibility necessary to serve the needs of its customers. SST has developed and uses automated manufacturing processes. SST’s innovative manufacturing systems and techniques have allowed it to control manufacturing costs, even while developing both new products and products that meet customized requirements and specifications. SST’s development of specialized manufacturing processes also has permitted increased operating flexibility and enhanced product design innovation. As part of ongoing continuous improvement processes in its factories, SST’s major North American and European manufacturing facilities initiated lean manufacturing practices to improve efficiency and customer service. SST sources some products from third-party vendors, both domestically and internationally.

Simpson Strong-Tie is committed to helping people build safer structures economically through designing, engineering and manufacturing structural connectors, pre-fabricated shearwalls, anchors, fasteners and related products. With the support and involvement of management, SST has developed a quality system that manages defined procedures to ensure consistent product quality and also meets the requirements of product evaluation reports of the International Code Council (ICC) and the International Association of Plumbers and Mechanical Officials Uniform Evaluation Services (IAPMO-UES). SST is recognized in its industry as a manufacturer of high quality products. Since 1996, SST’s quality system has been registered under ISO 9001, an internationally recognized set of quality-assurance standards. The Company believes that ISO registration is a valuable tool for maintaining and promoting its high quality standards. As SST establishes new business locations through expansion or acquisitions, projects are established to integrate SST’s quality systems and achieve ISO 9001 registration. In addition, SST has six testing laboratories accredited to ISO standard 17025, an internationally accepted standard that provides requirements for the competence of testing and calibration laboratories. SST implements testing requirements through systematic control of its processes, enhancing SST’s standard for quality products, whether produced by SST or purchased from others.

Most of Simpson Strong-Tie’s wood construction products are produced with a high level of automation. For example, its connector products are produced using progressive dies run in automatic presses making parts from coiled sheet steel at rates that often exceed 100 strokes per minute. SST has significant press capacity and has multiple dies for some of its high volume products to enable production of these products close to the customer and to provide back-up capacity. SST’s also has smaller specialty production facilities, which primarily use batch production with some automated lines. For example, in Gallatin, Tennessee, SST produces non-ferrous and collated fasteners using automated batch production. The balance of production is accomplished through a combination of manual, blanking and numerically controlled (NC) processes that include robotic welders, lasers and turret punches. This capability allows SST to produce products with little redesign or set-up time, facilitating rapid turnaround for customers. New tooling is also highly automated. Dies are designed and produced using computer aided design (CAD) and computer aided machining (CAM) systems. CAD/CAM capability enables SST to create multiple dies quickly and design them to high standards. SST is constantly reviewing its product line to reduce manufacturing costs, increase automation, and take advantage of new types of materials.

Simpson Strong-Tie manufactures its concrete construction products at its facilities in Zhangziajong, China, Addison, Illinois, Baltimore, Maryland, Cardet, France, Seewen, Switzerland, Malbork, Poland, and Elvas, Portugal. The mechanical anchor products are produced with a high level of automation. Some products, such as epoxy and adhesive anchors, are mixed in batches and are then loaded into one-part or two-part dispensers, which mix the product on the job site because set-up times are usually very short. In addition, SST purchases a number of products, powder actuated pins, tools and accessories and certain of its mechanical anchoring products, from various sources around the world. These purchased products undergo inspections on a sample basis for conformance with ordered specifications and tolerances before being distributed.

Regulation

Simpson Strong-Tie’s product lines are subject to federal, state, county, municipal and other governmental and quasi-governmental regulations that affect product development, design, testing, analysis, load rating, application, marketing, sales, exportation, installation and use. A substantial portion of SST products have been evaluated and are recognized by governmental and product evaluation agencies. Some of the entities that recognize SST products include the International Code Council Uniform Evaluation Service (ICC-UES), the International Association of Plumbing and Mechanical Officials Uniform Evaluation Service (IAPMO-UES), the City of Los Angeles (LARR’s), the State of Florida, Underwriters Laboratory (UL), Factory Mutual (FM) and state departments of transportation.

These entities require that products be evaluated to applicable code requirements, design standards and test procedures. If the current code does not provide applicable testing and design standards for a product, these entities may develop their own product acceptance or evaluation criteria, which must be followed to obtain the product’s recognition and listing. Simpson Strong-Tie considers product evaluation, recognition and listing to the building code as a significant tool that facilitates and expedites the use of SST’s products by design professionals, building officials, inspectors, builders, home centers and contractors. Industry members are more likely to use building products that have the appropriate recognition and listing than products that lack this acceptance. SST devotes considerable time and testing resources to obtaining and maintaining appropriate listings for its products. SST actively participates in industry related professional associations and building code committees both to keep abreast of regulatory changes and to provide comments and expertise to these regulatory agencies.

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

The steel industry is highly cyclical and prices for Simpson Strong-Tie’s raw materials are influenced by numerous factors beyond SST’s control, including general economic conditions, competition, labor costs, foreign exchange rates, import duties, raw material shortages and trade restrictions. The steel market continues to be dynamic, with a high degree of uncertainty about future pricing trends. Steel prices have increased from a May 2013 low. Based on current estimates the Company expects steel prices to remain relatively stable during the first quarter of 2014. Numerous factors may cause steel prices to increase in the future. In addition to increases in steel prices, mills have added surcharges for zinc, energy and freight in response to increases in their costs. These and other factors could adversely affect SST’s cost and access to steel. If steel prices increase and SST is not able to maintain its prices or increase them sufficiently, SST’s margins could deteriorate. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company historically has not attempted to hedge against changes in prices of steel or other raw materials.

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

In December 2011, the Company purchased the assets of Automatic Stamping, LLC, a manufacturer of truss plates, and Automatic Stamping Auxiliary Services, LLC and certain real property and improvements owned by TIMMCO, Inc. (collectively “Automatic Stamping”). Combined with the Company’s truss design software, its operating expertise and distribution network, the Company is offering truss plates and software products to its existing North America customer base. The purchase price was $43.5 million. As a result of the acquisition, the Company recorded goodwill of $29.5 million and intangible assets subject to amortization of $4.6 million. Net tangible assets, including accounts receivable, inventory, land, building and machinery and equipment, accounted for the balance of the purchase price.

In January 2012, the Company purchased the equity of S&P Clever Reinforcement Company AG and S&P Clever International AG (collectively, “S&P Clever”) for $58.1 million. S&P Clever manufactures and sells engineered materials for repair, strengthening and restoration of concrete, asphalt and masonry construction and has operations throughout Europe. As a result of the acquisition, the Company assumed cash and cash equivalents of $6.8 million, other current assets of $10.8 million, non-current assets of $53.4 million, current liabilities of $12.6 million and non-current liabilities of $0.2 million. Included in non-current assets was goodwill of $19.3 million, intangible assets of $15.7 million and long-lived intangibles of $4.8 million related to in-progress product development.

In December 2012, the Company completed a transaction with Keymark Enterprises LLC (“Keymark”). In 2011, the Company had purchased various software assets from Keymark and had engaged Keymark to perform software development for the Company, for which the Company had agreed to compensate Keymark at rates equal to a multiple of Keymark’s costs. In the December 2012 transaction, the Company paid Keymark $9.1 million, hired thirty-nine Keymark employees to perform the development work that Keymark had previously been engaged to perform and purchased from Keymark various assets needed for that work. The December 2012 transaction also included termination of the Company’s 2011 software development agreement with Keymark, and the Company is entitled to certain software license revenue that was previously received by Keymark. As a result of the acquisition, the Company recorded goodwill of $5.9 million and intangible assets subject to amortization of $3.0 million. Equipment and prepaid expenses accounted for the balance of the purchase price.

In February 2013, the Company purchased certain assets relating to the TJ® ShearBrace (“ShearBrace”) product line of Weyerhaeuser NR Company (“Weyerhaeuser”), a Washington corporation, for $5.3 million in cash. The ShearBrace is a line of pre-fabricated shearwalls that complement the Company’s Strong-Wall shearwall, and is sold throughout North America. The Company’s revised provisional measurement of assets acquired included goodwill of $0.9 million and intangible assets of $3.6 million, both of which are subject to tax-deductible amortization. Inventory and equipment accounted for the balance of the purchase price.

In November 2013, Company purchased certain assets related to a connector line from Bierbach GmbH & Co. KG (“Bierbach”), a Germany corporation, for $1.2 million in cash and a contingent liability with an estimated fair value of $0.8 million. Bierbach manufactured and sold a line of connectors primarily in Germany. The Company’s provisional measurement of assets acquired included goodwill of $0.7 million, which was assigned to the Europe segment, and intangible assets of $0.6 million, both of which are subject to tax-deductible amortization. Inventory and tool and dies accounted for the balance of the purchase price.

Seasonality and Cyclicality

Simpson Strong-Tie’s sales are seasonal and cyclical. Operating results vary from quarter to quarter and with economic cycles. SST maintains high inventory levels and typically ship orders as we receive them, so we operate with little backlog. SST’s sales are also dependent, to a large degree, on the North American residential home construction industry. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Employees and Labor Relations

As of December 31, 2013, the Company had 2,295 full-time employees, of whom 914 were hourly employees and 1,381 were salaried employees. The Company believes that its overall compensation and benefits for the most part meet industry averages and that its relations with its employees are good.

A significant number of the employees at two of Simpson Strong-Tie’s facilities are represented by labor unions and are covered by collective bargaining agreements. SST’s facility in San Bernardino County, California, has two of SST’s collective bargaining agreements, one with tool and die craftsmen and maintenance workers, and the other with sheetmetal workers. These two contracts expire March 2014 and June 2014, respectively. Negotiations with the tool and die craftsmen and maintenance workers are ongoing. Negotiations to extend the sheetmetal workers labor contract have not begun. The Company believes that the negotiations to extend these two contracts are not likely to have a material adverse effect on the Company’s ability to provide products to its customers or on the Company’s profitability, even if new agreements are not reached before the existing agreements expire. Simpson Strong-Tie’s facility in Stockton, California, is also a union facility with two collective bargaining agreements, which also cover tool and die craftsmen and maintenance workers and sheetmetal workers. These two contracts will expire June and September 2015, respectively. See “Item 1A — Risk Factors.”

Available Information

The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company makes available, free of charge, on its website at www.simpsonmfg.com, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement, company governance guidelines and code of ethics and the charters of the Audit, the Compensation and Leadership Development, and the Governance and Nominating Committees of its Board of Directors. Printed copies of any of these materials will also be provided free of charge on request.

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

Our business has been materially and adversely affected by changes in regional, national or global economic conditions. Such changes have included or may include reduced consumer spending, reduced availability of capital, inflation, deflation, adverse changes in interest rates, reduced energy availability and increased energy costs, and government initiatives to manage economic conditions. Continuing instability in financial markets and the deterioration of other national and global economic conditions may have further materially adverse effects on our operations, financial results or liquidity, including the following:

·                  the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers;

·                  financial instability of the financial institutions where we have our cash balances invested could result in loss of our principal balance;

·                  one or more of the financial institutions that make available our revolving credit facility may become unable to fulfill their funding obligations, which could materially and adversely affect our liquidity;

·                  it may become even more costly or difficult for us to obtain the agreed or additional financing or to refinance our existing credit facility; and

·                  our assets may be impaired or subject to write down or write off.

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

We have substantial sales to a few large customers. Loss of all or part of our sales to a large customer would have a material adverse effect on our revenues and profits. Our largest customer accounted for 9%, 10% and 10% of net sales for the years ended December 31, 2013, 2012 and 2011, respectively. See Note 14 to the Company’s Consolidated Financial Statements. This customer may endeavor to replace our products in some or all markets, with lower-priced products supplied by others or may otherwise reduce its purchases of our products. We also might reduce our dependence on our largest customer by reducing or terminating sales to one or more of the customer’s subsidiaries. Any reduction in, or termination of, our sales to this customer would at least temporarily, and possibly longer cause a material reduction in our net sales, income from operations and net income. A reduction in or elimination of our sales to our largest customer, or another of our larger customers, would increase our relative dependence on our remaining large customers.

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

We pursue acquisitions of product lines or businesses. Acquisitions involve numerous risks, including, for example:

·                  overvaluation of acquired businesses;

·                  difficulties assimilating the operations and products of acquired businesses;

·                  diversion of management’s attention from other business concerns;

·                  undisclosed existing or potential liabilities of acquired businesses;

·                  slow acceptance or rejection of acquired businesses’ products by our customers;

·                  risks of entering markets in which we have little or no prior experience;

·                  litigation involving activities, properties or products of acquired businesses;

·                  increased cost of regulatory compliance and enforcement;

·                  consumer and other claims related to products of acquired businesses; and

·                  the potential loss of key employees of acquired businesses.

In addition, future acquisitions may involve issuance of additional equity securities that dilute the value of our existing equity securities, increase our debt, cause impairment related to goodwill and cause impairment of, and amortization expenses related to, other intangible assets, which could materially and adversely affect our profitability. Any acquisition could materially and adversely affect our business and operating results.

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

We have terminated in the past and may terminate in the future product lines or businesses if we determine that the cost of operating them is not warranted by their expected profitability. For example, we sold the assets of our subsidiary Simpson Dura-Vent Company, Inc. in 2010, we terminated our heavy-duty mechanical anchor systems business in Ireland and Germany in 2012, and we sold our CarbonWrap concrete construction assets in 2013. In addition to employee severance, lease buy-outs and other shut-down costs, the net realizable value may be substantially less than our carrying cost of the assets of terminated operations, resulting in material costs and materially and adversely affecting our sales, assets, profitability and financial condition.

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

Complying or failing to comply with new conflict minerals regulations could materially and adversely affect our supply chain, our relationships with customers and suppliers and our financial results.

We are subject to new conflict mineral disclosure regulations adopted by the Securities and Exchange Commission in 2012. Under the new regulations, public companies that manufacture products that use (either in the products or the production process) specified minerals and their derivatives, including tin, tantalum, tungsten and gold, must provide disclosure annually, including whether or not such minerals originate from the Democratic Republic of Congo or adjoining countries, and in some cases must perform extensive due diligence on their supply chains for such minerals. Implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals, which we use in manufacturing some of our products. We will incur added costs to comply with the disclosure requirements, including costs related to determining the source of such minerals used in our products. We may not be able to ascertain the origins of such minerals that we use and may not be able to satisfy requests from customers to certify that our products are free of conflict minerals. These new requirements also could constrain the pool of suppliers from which we source such minerals. We may be unable to obtain conflict-free minerals at competitive prices. Such consequences will increase costs and may materially and adversely affect our manufacturing operations and profitability.

We depend on key management and technical personnel, the loss of whom could harm our business.

We depend on our key management and technical personnel. The loss of one or more key employees could materially and adversely affect us.

Our success also depends on our ability to attract and retain highly qualified technical, marketing and management personnel necessary for the maintenance and expansion of our activities. We face strong competition for such personnel and may not be able to attract or retain such personnel. In addition, when we experience periods with little or no profits, a decrease in compensation based on our profits may make it difficult to attract and retain highly qualified personnel.

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

Barclay Simpson controls approximately 15% of the outstanding shares of our common stock. Mr. Simpson and Thomas J Fitzmyers, the Chairman of our Board of Directors (even though Mr. Fitzmyers owns less than 1% of the outstanding shares of our common stock), have significant influence with respect to the election of our directors and over some fundamental changes affecting us, such as a merger or sale of assets or amendment of our Certificate of Incorporation or Bylaws.

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

Our issuance of substantial amounts of our common stock could adversely affect the prevailing market price for our common stock. All of the outstanding shares of our common stock are freely tradable without restriction under the Securities Act of 1933, other than 7.7 million shares held (as of February 24, 2014) by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933. Options to purchase 1.0 million shares of our common stock were outstanding as of December 31, 2013, including options to purchase 0.6 million shares that were exercisable. If a substantial number of shares were sold in the public market pursuant to Rule 144 or on exercise of options, the trading price of our common stock in the public market could be adversely affected.

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

We are subject to a number of significant risks that might cause our actual results to vary materially from our plans, targets or projections, including:

·                  lack of market acceptance of new products;

·                  failing to develop new products with significant market potential;

·                  increased labor costs, including significant increases in worker’s compensation insurance premiums and health care benefits;

·                  failing to increase, or even maintain, sales and profits;

·                  failing to anticipate, appropriately invest in and effectively manage the human, information technology and logistical resources necessary to support the growth of our business, including managing the costs associated with such resources;

·                  failing to integrate, leverage and generate expected rates of return on investments, including expansion of existing businesses and expansion through acquisitions;

·                  failing to generate sufficient future positive operating cash flows and, if necessary, secure adequate external financing to fund our growth; and

·                  interruptions in service by common carriers that ship goods within our distribution channels.

If we change significantly the location, nature or extent of some of our manufacturing operations, we may reduce our net income.

If we decide to change significantly the location, nature or extent of a portion of our manufacturing operations, we may need to record an impairment of our goodwill. Our goodwill totaled $129.2 million at December 31, 2013. Recording an impairment of our goodwill correspondingly reduces our net income. In 2007, for example, we decided to move part of our Canadian manufacturing operations to China, and as a result, we recorded a goodwill impairment of $10.7 million, which materially reduced our net income in 2007. Other changes or events in the future could further impair our recorded goodwill, which could also materially and adversely affect our profitability.

Impairment charges on goodwill or other intangible assets would adversely affect our financial position and results of operations.

We are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually or at any time when events occur that could affect the value of such assets. Definite-lived intangible assets are tested for impairment annually or at any time when events occur that could affect the value of such assets. To determine whether a goodwill impairment has occurred, we compare fair value of each of our reporting units with its carrying value. Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, adverse actions by regulatory authorities, unanticipated competition, loss of key customers or changes in technology or markets, can require a charge for impairment that can materially and adversely affect our reported net income and our stockholders’ equity. For example, in 2011, our annual impairment test resulted in goodwill impairment charge of $1.3 million associated with assets acquired in England in 1999 as part of our U.K. reporting unit, and in 2012, our annual impairment test resulted in goodwill impairment charge of $2.3 million associated with assets acquired in Germany in 2002 and 2008 as part of our Germany reporting unit. The carrying value of each of these reporting units exceeded their respective fair values, primarily due to reduced future expected net cash flows from weakening profit margins. If current adverse conditions in the home-building industry, the financial markets or the economy generally should continue longer than we expect, we may need to take further charges for impairment, which we are not now able to estimate, but which may be substantial.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes:

·                  maintaining records that in reasonable detail accurately and fairly reflect our transactions;

·                  providing reasonable assurance that transactions are recorded as necessary for preparation of the consolidated financial statements;

·                  providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and

·                  providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis.

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

Scientific reports indicate that, as a result of human activity:

·                  temperatures around the world have been increasing and are likely to continue to increase, as a result of increasing atmospheric concentrations of carbon dioxide and other carbon compounds,

·                  the frequency and severity of storms and flooding are likely to increase,

·                  severe weather is likely to occur in places where the climate has historically been more mild, and

·                  average sea levels have risen and are likely to continue to rise, threatening worldwide coastal development.

We cannot predict the effects that these phenomena may have on our business. They might, for example:

·                  depress or reverse economic development,

·                  reduce the demand for construction,

·                  increase the cost and reduce the availability of fresh water,

·                  destroy forests, increasing the cost and reducing the availability of wood products used in construction,

·                  increase the cost and reduce the availability of raw materials and energy,

·                  increase the cost of capital,

·                  increase the cost and reduce the availability of insurance covering damage from natural disasters,

·                  lead to claims regarding the content or adequacy of our public disclosures, and

·                  lead to new laws and regulations that increase our expenses and reduce our sales.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns its home office in Pleasanton, California, and its principal United States manufacturing facilities in Stockton and San Bernardino County, California, McKinney, Texas, and Columbus, Ohio. The principal manufacturing facilities located outside the United States, the majority of which are owned, are in Canada, France, Denmark, Germany, Poland, Switzerland, Portugal and China. The Company also owns and leases smaller manufacturing facilities, warehouses, research and development facilities and sales offices in the United States, Europe, Australia, Asia, the Middle East, South Africa and Chile. As of March 7, 2014, the Company’s owned and leased facilities were as follows:

	Number
	Of	Approximate Square Footage
	Properties	Owned	Leased	Total
		(in thousands of square feet)
North America	21	2,122	603	2,725
Europe	19	573	156	729
Asia/Pacific	14	175	52	227
Administrative and all other	2	368	—	368
Total	56	3,238	811	4,049

The Company’s properties are constructed primarily of steel, brick or concrete and, in management’s opinion, are maintained in good operating condition. The Company’s manufacturing facilities are equipped with specialized equipment and use extensive automation. The Company considers its existing and planned facilities to be adequate for its operations as currently conducted and as planned through 2014. The Company’s leased facilities typically have renewal options and have expiration dates through 2022. The Company believes it will be able to extend leases on its various facilities as necessary, as they expire. The manufacturing facilities currently are being operated with one full shift. The Company anticipates that it may require additional facilities to accommodate possible future growth.

In January 2012, as part of the acquisition of S&P Clever, the Company acquired land and buildings in Switzerland, Germany and Poland. In March 2012, the Company sold its facility in San Leandro, California. In June 2013, the Company sold its facility in Hungen, Germany, and in September 2013, the Company sold its facility in Ireland.

The Company retained its real estate in Vacaville, California. On completion of the sale of the Simpson Dura-Vent assets to M&G in 2010, the Company leased that facility to M&G for approximately $0.9 million per year for ten years. These properties are classified in the “Administrative & All other” segment.

Item 3. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.  The resolution of claims and litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

Pending Claims

Four lawsuits (the “Cases”) have been filed against the Company in the Hawaii First Circuit Court: Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4”).  Case 1 was filed on November 18, 2009.  Cases 2 and 3 were originally filed on June 30, 2009.  Case 4 was filed on August 19, 2009.  The Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage.  Case 1 is a putative class action brought by the owners of allegedly affected Ocean Pointe houses.  Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new representative plaintiff.  Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments.  Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products.  Case 4 is a putative class action brought, like Case 1, by owners of allegedly affected Ocean Pointe homes.  In Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are actually the fault of the Company. Similarly, Haseko’s sub-contractors on the Ocean Pointe development brought cross-claims against the Company seeking indemnity and contribution for any amounts for which they may ultimately be found liable. None of the Cases alleges a specific amount of damages sought, although each of the Cases seeks compensatory damages, and Case 1 seeks punitive damages.  Cases 1 and 4 have been consolidated.  In December 2012, the Court granted the Company summary judgment on the claims asserted by the plaintiff homeowners in Cases 1 and 4, and on the third party complaint and cross-claims asserted by Haseko and the sub-contractors, respectively, in Case 4. In April 2013, the Court granted Haseko and the sub-contractors’ motion for leave to amend their cross-claims to allege a claim for negligent misrepresentation. The Company continues to investigate the facts underlying the claims asserted in the Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed.  At this time, the likelihood that the Company will be found liable under any legal theory and the extent of such liability, if any, are unknown.  Management believes the Cases may not be resolved for an extended period.  The Company is defending itself vigorously in connection with the Cases.

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

On April 12, 2011, Fireman’s Fund Insurance Company (“Fireman’s Fund”), another of the Company’s general liability insurers, sued Hartford Fire Insurance Company (“Hartford”), a third insurance company from whom the

Company purchased general liability insurance, in the United States District Court for the Northern District of California, Fireman’s Fund Insurance Company v. Hartford Fire Insurance Company, Civil No. 11 1789 SBA (the “Fireman’s Fund action”).  The Company has intervened in the Fireman’s Fund action and seeks a stay of proceedings in that action as well, pending resolution of the underlying Ocean Pointe cases.

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

Nishimura v. Gentry Homes, Ltd; Simpson Manufacturing Co., Inc.; and Simpson Strong-Tie Company, Inc., Civil no. 11-1-1522-07, was filed in the Circuit Court of the First Circuit of Hawaii on July 20, 2011.  The Nishimura case alleges premature corrosion of the Company’s strap tie holdown products in a housing development at Ewa Beach in Honolulu, Hawaii.  In February 2012, the Court dismissed three of the five claims the plaintiffs had asserted against the Company.  In December 2013, the Court granted the Company’s motion for summary judgment on the remaining claims.  Currently, the case is closed, though it remains subject to appeal.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SSD.” The following table shows the range of high and low closing sale prices per share of the common stock as reported by the NYSE and dividends paid per share of common stock for the calendar quarters indicated:

	Market Price		Dividends
Quarter	High	Low	Paid

2013
Fourth	$37.23	$30.58	$0.125
Third	33.34	29.47	0.125
Second	31.86	27.87	—
First	33.87	28.01	0.125

2012
Fourth	$33.74	$28.57	$0.250
Third	30.06	23.69	0.125
Second	32.48	26.64	0.125
First	34.55	28.69	0.125

The Company estimates that as of February 18, 2014, approximately 6,612 persons beneficially owned shares of the Company’s common stock either directly or through nominees.

The Company began paying quarterly dividends of $0.05 per common share in January 2004. The Company paid dividends of $0.125 per share in the first, third and fourth quarters of 2013. The Company paid quarterly dividends of $0.125 per share in 2012 and also paid a special one-time dividend of $0.125 per share in December 2012 in lieu of the regular quarterly dividend that the Company would have otherwise paid in the second quarter of 2013. Future dividends, if any, will be determined by the Company’s Board of Directors, based on the Company’s earnings, cash flows, financial condition and other factors deemed relevant by the Board of Directors.

In February 2014, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2014. This replaces the $50.0 million repurchase authorization from January 2013. In 2013, the Company repurchased 0.3 million shares of its stock, at a cost of $9.8 million; in 2012, the Company did not repurchase any shares of its common stock; and in 2011, the Company repurchased 1.9 million shares of its common stock, at a cost of $53.2 million.

The following table sets forth certain information as of December 31, 2013, concerning (a) all equity compensation plans of the Company previously approved by the stockholders and (b) all equity compensation plans of the Company not previously approved by the stockholders.

			(c)
			Number of
	(a)		securities remaining
	Number of securities	(b)	available for future
	to be issued	Weighted-average	issuance under equity
	on exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants & rights (1)	warrants & rights	reflected in column (a))

Equity compensation plans approved by stockholders	1,469,241	$30.18	6,032,616	(1)

Equity compensation plans not approved by stockholders	0	N/A	43,600	(2)

Total	1,469,241	$30.18	6,076,216	(1)(2)

(1)                                 Includes 1,021,449 shares subject to issuance on exercise of stock options granted under the Company’s 2011 Incentive Plan and 447,792 shares of unvested restricted stock units awarded under the Company’s 2011 Incentive Plan in 2012 and 2013.

(2)                                 Includes 11,200 shares issued on January 6, 2014, under the Company’s 1994 Employee Stock Bonus Plan. As of December 31, 2013, the Company had reserved 200,000 shares of common stock for issuance as bonuses under the 1994 Employee Stock Bonus Plan, of which 156,400 shares had been issued.

Company Stock Price Performance

The graph below compares the cumulative total stockholder return on the Company’s common stock from December 31, 2008, through December 31, 2013, with the cumulative total return on the S & P 500 Index and the Dow Jones Building Materials Index over the same period (assuming the investment of $100 in the Company’s common stock and in each of the indices on December 31, 2008, and reinvestment of all dividends).

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years ended December 31, 2013, 2012, 2011, 2010 and 2009 (presented in thousands, except per share amounts), derived from the Consolidated Financial Statements of the Company. The Company sold its venting operation in 2010 and has classified the venting operation as discontinued operations for the periods presented herein. The presentation of the information in the tables below complies with the accounting pronouncements, but is not necessarily comparable with prior years. The financial information below includes the results of operations of acquired companies beginning on the dates of acquisition. For a summary of recent acquisitions, see “Note 2 — Acquisitions” to the consolidated financial statements included herein. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

(in thousands, except per-share data)

	Years Ended December 31,
	2013	2012	2011	2010	2009

Statement of Operations Data:
Net sales	$706,329	$657,236	$603,446	$555,487	$526,544
Cost of sales	391,791	373,759	332,642	311,349	341,645
Gross profit	314,538	283,477	270,804	244,138	184,899
Research and development and other engineering expense	36,843	35,919	25,886	21,110	18,756
Selling expense	85,102	82,364	73,568	63,293	58,790
General and administrative expense	109,077	100,973	95,820	79,788	75,063
Impairment of goodwill	—	2,346	1,282	6,292	—
Net loss (gain) on disposal of assets	2,038	166	191	(4,769)	794
Income from operations	81,478	61,709	74,057	78,424	31,496
Income (loss) in equity method investment, before tax	—	—	4,389	(535)	(194)
Interest income, net	86	212	340	148	175
Income from continuing operations before income taxes	81,564	61,921	78,786	78,037	31,477
Provision for income taxes from continuing operations	30,593	20,003	27,886	33,239	17,356
Income from continuing operations, net of tax	50,971	41,918	50,900	44,798	14,121
Discontinued operations:
Loss from discontinued operations	—	—	—	(23,419)	(2,986)
Benefit from income taxes from discontinued operations	—	—	—	(7,207)	(1,082)
Loss from discontinued operations, net of tax	—	—	—	(16,212)	(1,904)
Net income	$50,971	$41,918	$50,900	$28,586	$12,217
Earnings (loss) per share of common stock:
Basic
Continuing operations	$1.05	$0.87	$1.04	$0.91	$0.29
Discontinued operations	—	—	—	(0.33)	(0.04)
Net income	1.05	0.87	1.04	0.58	0.25
Diluted
Continuing operations	$1.05	$0.87	$1.04	$0.90	$0.29
Discontinued operations	—	—	—	(0.33)	(0.04)
Net income	1.05	0.87	1.04	0.58	0.25
Cash dividends declared per share of common stock	$0.375	$0.625	$0.50	$0.40	$0.40

(in thousands)

	December 31,
	2013	2012	2011	2010	2009

Balance Sheet Data:
Working capital	$464,901	$402,538	$430,476	$511,640	$458,607
Property, plant and equipment, net	209,533	213,452	195,716	177,072	187,814
Goodwill	129,218	121,981	99,849	70,069	81,626
Total assets	953,613	890,322	836,087	874,709	843,805
Line of credit and long-term debt, including current portion	103	178	—	—	—
Total liabilities	112,334	100,754	77,724	86,916	80,021
Total stockholders’ equity	841,279	789,568	758,363	787,793	763,784

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This document contains forward-looking statements, based on numerous assumptions and subject to risks and uncertainties, such as statements regarding sales, gross profit margin, stock-based compensation, capital expenditures, amortization or effective tax rates at any future time or for any future period. Although the Company believes that the forward-looking statements are reasonable, it does not and cannot give any assurance that its beliefs and expectations will prove to be correct. Many factors could significantly affect the Company’s operations and cause the Company’s actual results to be substantially different from the Company’s expectations. See “Item 1A - Risk Factors.” Actual results might differ materially from results suggested by any forward-looking statements in this report. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise.

The following is a discussion and analysis of the consolidated financial condition and results of operations, unless stated otherwise, for the Company for the years ended December 31, 2013, 2012 and 2011, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere herein.

Overview

The Company designs, manufactures and sells building construction products that are of high quality and performance, easy to use and cost-effective for customers. It operates in three business segments determined by geographic region; North America, Europe and Asia/Pacific. The North America segment sells both wood and concrete construction products and has been highly dependent on housing starts. The Company has made efforts to be less dependent on new housing construction by expanding its line of concrete construction products. North America concrete construction product sales increased 46% in 2013 from 2011, partly due to recent acquisitions. The Europe segment also sells both wood and concrete construction products and until recently relied primarily on wood construction products. Europe concrete constructions products sales increased over 100% in 2013 from 2011, primarily due to recent acquisitions, partly offset by the loss of sales from exiting the heavy-duty mechanical anchor market. The Asia/Pacific segment also sells both wood and concrete construction products with concrete construction product sales increasing over 100% in 2013 from 2011.

The Company continues to invest in its strategic initiatives, such as expanding its offering of concrete construction products, specialty chemicals and wood construction products, particularly truss plate and software offerings. In support of these initiatives, the Company expects to hire additional personnel and commit additional resources in 2014.

The Company generally manufactures products and incurs costs in the areas where sales occur. Therefore, for each of the Company’s foreign operations the local currency is the functional currency and each foreign operation transacts primarily in its functional currency. The Company does not currently plan to enter into foreign currency contracts to hedge its exposure to foreign exchange rates.

The Administrative & All Other segment primarily includes expenses such as self-insured workers compensation claims for employees of the Company’s venting business, which was sold in 2010, stock-based compensation for certain members of management, interest expense, foreign exchange gains or losses and income tax expense, as well as revenues and expenses related to real estate activities, such as rental income and depreciation expense on the Company’s facility in Vacaville, California, which the Company has leased to a third party for a 10-year term expiring in August 2020.

From 2013 to 2011, net sales increased to $706.3 million from $603.4 million. The Company had net income of $51.0 million for 2013 compared to net income of $50.9 million for 2011. Diluted net income per common share was $1.05 for 2013 compared to diluted net income of $1.04 per common share for 2011. Income from operations increased 10.0% to $81.5 million in 2013 from $74.1 million in 2011.

Net sales

Net sales increased to $706.3 million in 2013 from $603.4 million in 2011, reflecting improved economic conditions primarily in North America.

·                  Segment net sales:

·                  North America — Net sales increased to $572.8 million in 2013 from $474.7 million in 2011 with increases in all regions of the United States and an above-average rate of increase in the southeast region of the country. Net sales increases in North America were mostly due to an increase in sales volume and partly due to the acquisitions of:

·                  The assets of Fox Industries, Inc. (“Fox Industries”), a Maryland company, in December 2011:

·                  The assets of Automatic Stamping, LLC and Automatic Stamping Auxiliary Services, LLC, both North Carolina limited liability companies (collectively “Automatic Stamping”), in December 2011; and

·                  The TJ® Shear Brace (“Shear Brace”) product line in February 2013.

·                  Europe — Net sales decreased to $117.8 million in 2013 from $118.2 million 2011, mostly due to exiting the heavy-duty mechanical anchor business and lower sales volumes due to a slowing economy, partly offset by the acquisitions of S&P Clever Reinforcement AG and S&P Clever International AG, both companies incorporated under the laws of Switzerland (collectively “S&P Clever”), in January 2012.

·                  Asia/Pacific — Net sales increased to $14.8 million in 2013 from $9.5 million 2011 partly due to new sales offices operating in New Zealand, South Africa and Thailand and the expansion of the concrete construction product line.

·                  Sales channels and products groups:

·                  Net sales to contractor distributors and lumber dealers increased significantly, while home center sales in 2013 decreased from 2011, due to the loss of Lowe’s as a customer in the second quarter of 2012. Lowe’s accounted for $25.0 million in net sales in 2011. Excluding Lowe’s, net sales to home centers increased 5.5% in 2013 compared to 2011.

·                  The Home Depot exceeded 10% of the Company’s net sales in the years ended December 31, 2012 and 2011 (see “Item 1A — Risk Factors” and Note 14 to the Company’s Consolidated Financial Statements).

Gross profit

Gross profit margin decreased from 44.9% in 2011 to 44.5% in 2013. Wood construction products represented 85% of total sales in 2013, down from 89% of total sales in 2011. The overall 2013 gross profit margin was down slightly due to increased sales of concrete construction products, which have lower profit margins as compared to wood construction products. The gross profit margin differential between wood construction products and concrete construction products narrowed from 15% in 2011 to 13% in 2013.

Operating expenses

Operating expenses increased to $233.1 million, or 33.0% of sales, in 2013 from $196.7 million, or 32.6% of sales, in 2011, primarily due to product line expansion related to acquisitions, which increased the number of employees, research and development expenses, sales and marketing expenses and depreciation and amortization expenses.

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

Stock-Based Compensation

The Company’s 2014 budget includes approximately $9.4 million in pre-tax stock-based compensation expense for stock option and restricted stock units awarded in 2011 through 2014. This amount does not include the service inception charge for restricted stock units, if any, that may be awarded in 2015.

Results of Operations

The following table sets forth, for the years indicated, the percentage of net sales of specified items in the Company’s Consolidated Statements of Operations.

	Years Ended December 31,
	2013	2012	2011

Net sales	100.0%	100.0%	100.0%
Cost of sales	55.5%	56.9%	55.1%
Gross profit	44.5%	43.1%	44.9%
Research and development and other engineering	5.2%	5.5%	4.3%
Selling expense	12.0%	12.5%	12.2%
General and administrative expense	15.4%	15.4%	15.9%
Impairment of goodwill	—	0.4%	0.2%
Net loss on disposal of assets	0.3%	—	—
Income from operations	11.5%	9.4%	12.3%
Income in equity method investment	—	—	0.7%
Interest income, net	—	—	0.1%
Income before taxes	11.5%	9.4%	13.1%
Provision for income taxes	4.3%	3.0%	4.6%
Net income	7.2%	6.4%	8.4%

Comparison of the Years Ended December 31, 2013 and 2012

Net sales increased 7.5% to $706.3 million for 2013 from $657.2 million for 2012. The Company had net income of $51.0 million for 2013 compared to net income of $41.9 million for 2012. Diluted net income per common share was $1.05 for 2013 compared to diluted net income of $0.87 per common share for 2012. Income from operations increased 32.0% to $81.5 million in 2013 from $61.7 million in 2012. The following table shows the change in the Company’s operations from 2012 to 2013, and the increases or decreases for each category by segment.

(in thousands)

		Increase (Decrease) in Operating Segment
		North		Asia/	Admin &
	2012	America	Europe	Pacific	All Other	2013

Net sales	$657,236	$49,894	$(4,750)	$3,949	$—	$706,329
Cost of sales	373,759	25,658	(10,568)	2,710	232	391,791
Gross profit	283,477	24,236	5,818	1,239	(232)	314,538
Research and development and other engineering expense	35,919	1,038	(826)	730	(18)	36,843
Selling expense	82,364	2,710	(834)	916	(54)	85,102
General and administrative expense	100,973	8,656	(94)	(984)	526	109,077
Impairment of goodwill	2,346	—	(2,346)	—	—	—
Loss on sale of assets	166	(1,467)	564	(20)	2,795	2,038
Income from operations	61,709	13,299	9,353	597	(3,480)	81,478
Interest income, net	212	49	81	(53)	(203)	86
Income before income taxes	61,921	13,348	9,434	544	(3,683)	81,564
Provision for income taxes	20,003	11,335	(638)	(424)	317	30,593
Net income	$41,918	$2,013	$10,072	$968	$(4,000)	$50,971

Net Sales

The following table shows net sales by segment for the years ended December 31, 2012 and 2013:

(in thousands)

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

December 31, 2012	$522,895	$122,549	$10,844	$948	$657,236
December 31, 2013	572,789	117,799	14,793	948	706,329
Increase (decrease)	$49,894	$(4,750)	$3,949	$—	$49,093
Percentage increase (decrease)	9.5%	(3.9)%	36.4%	0.0%	7.5%

The following table shows segment net sales as percentages of total net sales for the years ended December 31, 2012 and 2013:

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

Percentage of total 2012 net sales	79.6%	18.6%	1.7%	0.1%	100.0%
Percentage of total 2013 net sales	81.1%	16.7%	2.1%	0.1%	100.0%

·                  Segment net sales:

·                  North America — The 9.5% increase in net sales accounted for all of the overall increase and resulted from increased sales volume, including from the acquisitions of Fox Industries and Automatic Stamping, while average prices for the year were down 2.3%.

·                  Europe — The 3.9% decrease in net sales resulted from the Company exiting the heavy-duty mechanical anchor business, reduced sales volumes due to difficult economic conditions and a slight price decrease, partly offset by the acquisition of S&P Clever. Europe net sales were not materially affected by currency translations.

·                  Asia/Pacific — Net sales in the Asia/Pacific segment, although relatively small, have increased as the Company has continued expanding its presence in the region and with additional concrete construction product sales. Asia/Pacific net sales were not materially affected by currency translations.

·                  Consolidated net sales channels and product groups:

·                  Net sales to contractor distributors, dealer distributors and lumber dealers increased in 2013, compared to 2012, while net sales to home centers decreased, partly as a result of the loss of Lowe’s as a customer in the second quarter of 2012. Lowe’s accounted for $11.7 million in net sales in 2012.

·                  Excluding Lowe’s, net sales to home centers decreased 4% in 2013, compared to 2012, while net sales to the Company’s largest customer decreased slightly in 2013, compared to 2012.

·                  Wood construction product sales represented 85% of total Company sales in both 2013 and 2012.

·                  Concrete construction product sales represented 15% of total Company sales in both 2013 and 2012.

Gross Profit

The following table shows gross profit by segment for the years ended December 31, 2012 and 2013:

(in thousands)

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

December 31, 2012	$243,242	$37,844	$1,481	$910	$283,477
December 31, 2013	267,478	43,662	2,720	678	314,538
Increase (decrease)	$24,236	$5,818	$1,239	$(232)	$31,061
Percentage increase (decrease)	10.0%	15.4%	83.7%	NM	11.0%

The following table shows gross profit percentages by segment for the years ended December 31, 2012 and 2013:

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

2012 gross profit percentage	46.5%	30.9%	13.7%	NM	43.1%
2013 gross profit percentage	46.7%	37.1%	18.4%	NM	44.5%

Gross profit increased to $314.5 million in 2013 from $283.5 million in 2012. Gross profit as a percentage of net sales increased to 44.5% in 2013 from 43.1% in 2012. Based on current information, the Company estimates that its full year 2014 gross profit margin will be between 44% and 45%.

·                  North America — Gross profit margin increased slightly to 46.7% in 2013 from 46.5% in 2012, due to lower material costs as a percentage of sales. Concrete construction product sales, which have a lower gross profit margin than wood construction product sales, were 13% of North America sales in each of 2013 and 2012.

·                  Europe — Gross profit margin increased to 37.1% in 2013 from 30.9% in 2012, as a result of decreases in all elements of costs of sales as a percentage of sales, primarily due to exiting the lower-margin heavy-duty mechanical anchor business in 2012, which included $2.3 million in severance expense, $1.0 million loss on the liquidation of inventory and $0.2 million in accelerated depreciation expense.

·                  Product mix — The gross profit margin differential between wood construction products and concrete construction products decreased from 17% in 2012 to 13% in 2013, primarily due to reduced concrete construction product costs due to exiting the heavy-duty mechanical anchor business.

·                  Steel prices — Steel prices have increased from a May 2013 low. Based on current estimates, the Company expects steel prices to remain relatively stable during the first quarter of 2014.

Research and development and engineering expense

Research and development and engineering expense increased 2.6% to $36.8 million in 2013 from $35.9 million in 2012, primarily due to increases of $5.2 million in personnel costs from hiring an in-house software development team, $0.9 million in cash profit sharing, $0.6 million in depreciation expense, $0.3 million in stock-based compensation and $0.3 million in communication and computer expense, partly offset by a decrease of $6.4 million in professional fees that resulted from replacing a third-party development company contracted by the Company in 2012 with the in-house software development team.

·                  North America — Research and development and engineering expense increased $1.0 million primarily due to increases of $4.5 million in personnel costs from hiring an in-house software development team, $0.8 million in cash profit sharing, $0.3 million in each of stock-based compensation, depreciation expense and communication and computer expense, mostly offset by a decrease of $5.9 million in professional fees, primarily due to replacing a third-party development company contracted by the Company in 2012 with the in-house software development team.

·                  Europe — Research and development and engineering expense decreased $0.8 million, primarily due to exiting the heavy-duty mechanical anchor business in 2012, which had research and development and engineering expense of $0.8 million in 2012.

Selling expense

Selling expense increased 3.3% to $85.1 million in 2013 from $82.4 million in 2012, primarily due to increases of $1.4 million in cash profit sharing and commissions, $0.8 million in stock-based compensation and $0.5 million in professional fees.

·                  North America — Selling expense increased $2.7 million, primarily due to increases of $0.9 million in cash profit sharing and commissions, $0.7 million in stock-based compensation, $0.6 million in personnel costs (mostly from additional sales representatives in support of new businesses acquired in 2011 and 2012 and increased pay rates) and $0.5 million in professional fees.

·                  Europe — Selling expense decreased $0.8 million, primarily due to exiting the heavy-duty mechanical anchor business in 2012, which had selling expense of $1.2 million in 2012.

General and administrative expense

General and administrative expense increased 8.0% to $109.1 million in 2013 from $101.0 million in 2012, primarily due to increases of $3.6 million in cash profit sharing, $3.3 million in personnel costs, $0.7 million in stock-based compensation, $0.6 million in communication and computer expense, $0.6 million in depreciation expense, as well as $0.4 million in net losses on foreign currency translations and $0.2 million in impairment expense associated with the Company’s real estate in Ireland. These changes were partly offset by decreases of $1.0 million in legal and professional fees, $0.5 million in bad debt expense and $0.4 million in amortization expense.

·                  North America — General and administrative expense increased $8.7 million, primarily due to increases of $3.3 million in personnel costs due to the addition of administrative and information technology staff and pay rate increases instituted in January 2013, $2.6 million in cash profit sharing, $0.7 million in communication expense, $0.6 million in depreciation expense and computer expense, $0.4 million in amortization expense and $0.2 million in each of stock-based compensation and net losses on foreign currency activity, partly offset by decreases of $0.5 million in impairment, $0.4 million in bad debt expense and $0.2 million in legal and professional fees.

·                  Europe — General and administrative expense decreased $0.1 million, primarily due to decreases of $0.9 million in amortization expense and $0.2 million in legal and professional fees and increased gains of $0.6 million in foreign currency activity, partly offset by a $0.7 million in impairment in the first quarter of 2013 associated with the Company’s real estate in Ireland and increases of $0.4 million in each of cash profit sharing and stock-based compensation.

·                  Admin & All Other — General and administrative expense increased $0.5 million, primarily due to an increase of $0.6 million in cash profit sharing, $0.4 million in foreign currency translation losses and $0.2 million in stock-based compensation, partly offset by a decrease of $0.6 million in legal and professional fees.

Impairment of Goodwill

The impairment charge of $2.3 million taken in 2012 resulting from the Company’s annual impairment test in the fourth quarter of 2012 was associated with assets in Germany that were acquired in 2002 and 2008 and with the Germany reporting unit. The Germany reporting unit’s carrying value, including goodwill, exceeded the fair value, primarily due to reduced future expected net cash flows from weakening profit margins due to European economic conditions, specifically in Germany. The goodwill associated with the Germany reporting unit was fully impaired, other than the provisional allocation related to the acquisition of Bierbach. The method to determine the fair value of the Germany reporting unit was a discounted cash flow model. The Company’s 2013 annual goodwill impairment analysis did not result in an impairment of goodwill. See “Critical Accounting Policies and Estimates — Goodwill Impairment Testing.”

Disposal of assets

The net loss of $2.0 million on disposal of assets for 2013 included the $0.7 million loss on the third quarter 2013 sale of the Ireland facility recorded in the Europe segment, the $1.4 million gain on the fourth quarter 2013 sale of the CarbonWrap product line recorded in the North America segment and the $2.8 million loss on the fourth quarter 2013 release of the cumulative translation adjustment from accumulated other income related to the Company’s Irish subsidiary recorded in the Administration & All Other segment.

Provision for Income Taxes

The effective income tax rate increased from 32.3% in 2012 to 37.5% in 2013. The 2012 effective tax rate included the realization of a $9.9 million tax benefit resulting from the worthless stock deduction for the Company’s investment in its Irish subsidiary in the fourth quarter of 2012, partly offset by $2.3 million in non-deductible acquisition costs and valuation allowances taken on operating losses in the Europe and Asia/Pacific segments. The 2013 effective tax rate was lower than estimated due to better-than-expected operating results in the Europe and Asia/Pacific segments. Based on current information and subject to future events and circumstances, the Company estimates that its 2014 effective tax rate will be between 37% and 39%.

Comparison of the Years Ended December 31, 2012 and 2011

Net sales increased 2.6% to $657.2 million for 2012 from $603.4 million for 2011. Net income decreased 17.9% from $50.9 million in 2011 to $41.9 million in 2012. Diluted net income per common share was $0.87 for 2012 compared to diluted net income of $1.04 per common share for 2011. Income from operations decreased 16.7% from $74.1 million in 2011 to $61.7 million in 2012. The following table shows the change in the Company’s operations from 2011 to 2012, and the increases or decreases for each category by segment.

(in thousands)

		Increase (Decrease) in Operating Segment
		North		Asia/	Admin &
	2011	America	Europe	Pacific	All Other	2012

Net sales	$603,446	$48,173	$4,303	$1,315	$(1)	$657,236
Cost of sales	332,642	36,431	5,020	501	(835)	373,759
Gross profit	270,804	11,742	(717)	814	834	283,477

Research and development and other engineering expense	25,886	10,280	(226)	11	(32)	35,919
Selling expense	73,568	8,075	136	784	(199)	82,364
General and administrative expense	95,820	(2,829)	7,707	1,345	(1,070)	100,973
Impairment of goodwill	1,282	—	1,064	—	—	2,346
Loss on sale of assets	191	(20)	(7)	2	—	166
Income from operations	74,057	(3,764)	(9,391)	(1,328)	2,135	61,709

Income in equity method investment, before tax	4,389	(4,389)	—	—	—	—
Interest income, net	340	(79)	110	21	(180)	212
Income before taxes	78,786	(8,232)	(9,281)	(1,307)	1,955	61,921

Provision for income taxes	27,886	(10,311)	956	1,128	344	20,003
Net income	$50,900	$2,079	$(10,237)	$(2,435)	$1,611	$41,918

Net Sales

The following table shows net sales by segment for the years ended December 31, 2011 and 2012:

(in thousands)

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

December 31, 2011	$474,722	$118,246	$9,528	$950	$603,446
December 31, 2012	522,895	122,549	10,843	949	657,236
Increase (decrease)	$48,173	$4,303	$1,315	$(1)	$53,790
Percentage increase (decrease)	10.1%	3.6%	13.8%	(0.1%)	8.9%

The following table shows segment net sales as percentages of total net sales for the years ended December 31, 2011 and 2012:

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

Percentage of total 2011 net sales	78.7%	19.6%	1.6%	0.1%	100.0%
Percentage of total 2012 net sales	79.6%	18.6%	1.7%	0.1%	100.0%

·                  Segment net sales:

·                  North America — The 10.1% increase in net sales accounted for 89.6% of the overall increase and resulted from increased sales volume and the acquisitions of Fox Industries and Automatic Stamping, while average prices for the year were flat.

·                  Europe — The 3.6% increase in net sales accounted for 8.0% of the overall increase and resulted from the acquisition of S&P Clever and a slight price increase, partly offset by reduced sales volumes due to difficult economic conditions and unfavorable currency translations of approximately $5.8 million.

·                  Asia/Pacific — Net sales, although relatively small, have increased as the Company continued expanding its presence in the region. Asia/Pacific net sales were not materially affected by currency translations.

·                  Consolidated net sales channels and product groups:

·                  Net sales to contractor distributors and lumber dealers increased in 2012, compared to 2011, while net sales to home centers decreased, partly as a result of the loss of Lowe’s as a customer in the second quarter of 2012. Lowe’s accounted for $11.7 million in net sales in 2012 compared to $25.0 million in 2011.

·                  Excluding Lowe’s, net sales to home centers increased 9.6% in 2012 compared to 2011, while net sales to the Company’s largest customer increased 9.0%.

·                  Wood construction product sales, including connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% of total Company sales in 2012, down from 89% in 2011.

·                  Concrete construction product sales, including adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, as a percentage of total sales were 15% in 2012 and 11% in 2011.

Gross Profit

The following table shows gross profit by segment for the years ended December 31, 2011 and 2012:

(in thousands)

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

December 31, 2011	$231,499	$38,561	$667	$77	$270,804
December 31, 2012	243,242	37,844	1,481	910	283,477
Increase (decrease)	$11,743	$(717)	$814	$833	$12,673
Percentage increase (decrease)	5.1%	(1.9%)	122.0%	NM	4.7%

The following table shows gross profit percentages by segment for the years ended December 31, 2011 and 2012:

	North		Asia/	Admin &
	America	Europe	Pacific	All Other	Total

2011 gross profit percentage	48.8%	32.6%	7.0%	NM	44.9%
2012 gross profit percentage	46.5%	30.9%	13.7%	NM	43.1%

The overall 2012 gross profit margins were negatively affected by increased sales of concrete construction products, which have lower profit margins. The gross profit margin differential between wood construction products and concrete construction products increased from 15% in 2011 to 17% in 2012.

·                  North America — The North America segment accounted for 92.7% of the overall increase in gross profit with wood construction products representing 87% of the North America segment’s net sales in 2012, down from 89% in 2011. The decreased gross profit margin was due primarily to higher material costs as a percentage of net sales, increased concrete construction product sales, which have a lower gross profit margin than wood construction product sales, and greater price competition.

·                  Europe - Wood construction product sales represented 80% of the Europe segment’s net sales in 2012, down from 92% in 2011. The decreased gross profit margin was primarily due to charges resulting from the decision to discontinue manufacturing heavy-duty mechanical anchors made at the Company’s facility in Ireland and selling those products in Europe. The charges related to the closure of the Irish facility and discontinuing the sale of heavy-duty anchor products in the Europe segment. The charges included severance costs of $2.3 million, loss on sale of inventory of $1.0 million and accelerated depreciation of $0.2 million.

Research and Development and Other Engineering Expense

Research and development and other engineering expense increased 38.8% to $35.9 million in 2012 from $25.9 million in 2011. The increase was primarily due to additional professional fees of $6.5 million for truss software development, personnel costs of $2.4 million for additional employees and pay rate increases and stock-based compensation of $0.4 million.

·                  North America — Research and development and other engineering expense increased $10.3 million, including professional fees of $6.7 million and personnel costs of $2.3 million.

·                  None of the changes in the other segments was individually material.

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

·                  North America — Selling expense increased $8.1 million, including increases in personnel costs of $3.8 million, stock-based compensation of $1.3 million, promotional costs of $1.1 million and professional fees of $1.0 million.

·                  Asia/Pacific — Selling expense increased $0.8 million, including an increase of $0.7 million in personnel costs.

General and Administrative Expense

General and administrative expense increased 5.4% to $101.0 million in 2012 from $95.8 million in 2011. Personnel costs increased $4.3 million primarily due to the European acquisition and expansion in the Asia/Pacific segment, additional employees and an increase in pay rates. Amortization expense increased $3.3 million and depreciation expense increased $1.5 million, primarily due to acquisitions in both North America and Europe. The remaining increases in general and administrative expenses included $1.3 million in stock-based compensation and $0.7 million in computer hardware, software and support. These increases were partly offset by a net decrease in professional and legal fees of $5.3 million, although professional and legal fees increased by $1.3 million in the Europe segment due to the 2012 acquisition and the closure of the Ireland facility, and a decrease in cash profit sharing of $2.2 million due to lower operating income.

·                  North America — General and administrative expense decreased $2.8 million, including decreases in professional and legal fees of $6.6 million and cash profit sharing of $1.1 million, partly offset by increases in depreciation expense of $1.6 million, amortization expense of $1.1 million, personnel costs of $0.7 million, computer hardware, software and support of $0.6 million and stock-based compensation of $0.3 million.

·                  Europe — General and administrative expense increased $7.7 million, including increases in personnel costs of $2.3 million, amortization expense of $1.5 million, professional and legal fees of $1.0 million and stock-based compensation of $0.3 million, partly offset by a decrease in cash profit sharing of $0.2 million. Closure of the Ireland facility also contributed to the increased general and administrative expense attributable to the Europe segment, which included amortization expense of $0.6 million, severance costs of $0.4 million and legal and professional fees of $0.3 million.

·                  Asia/Pacific — General and administrative expense increased $1.3 million, including increases in personnel costs of $1.1 million and cash profit sharing of $0.1 million.

·                  Admin & All Other — General and administrative expense decreased $1.1 million, including an increase in stock-based compensation of $0.7 million, offset by decreases in cash profit sharing of $1.0 million and various other items.

Impairment of Goodwill

The impairment charge of $2.3 million taken in 2012, which resulted from the Company’s annual impairment test in the fourth quarter of 2012, was associated with assets in the Germany reporting unit acquired in 2002 and 2008. The Germany reporting unit’s carrying value, including goodwill, exceeded its fair value, primarily due to reduced future expected net cash flows from weakening profit margins due to economic conditions, mainly in Germany. The goodwill associated with the Germany reporting unit is fully impaired. The method to determine the fair value of the Germany reporting unit was a discounted cash flow model. The Company’s 2011 annual goodwill impairment analysis resulted in an impairment charge of $1.3 million associated with the U.K. reporting unit. The Germany and U.K. reporting units are associated with the Europe segment. See “Critical Accounting Policies and Estimates — Goodwill Impairment Testing.”

Provision for Income Taxes

The effective tax rate was 32.3% for 2012. The provision for income tax expense decreased primarily due to the realization of a $9.9 million tax benefit resulting from the worthless stock deduction for the Company’s investment in its Irish subsidiary. The Company also had nondeductible items such as goodwill impairment and foreign losses for which no tax benefit was recorded. Excluding these factors, the effective tax rate would have been approximately 43%. In 2011 the effective tax rate was 35.4% due to improved operations in countries where valuation allowances had been recorded against tax losses and those allowances were released in 2011.

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value (market). Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

·                  Raw materials and purchased finished goods — principally valued at cost determined on a weighted average basis: and

·                  In-process products and finished goods — cost of direct materials and labor plus attributable overhead based on a normal level of activity.

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

Business Combinations

The Company recognizes separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. On the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, the Company records subsequent adjustments, if any, to its consolidated statements of operations.

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

Examples of critical estimates in valuing certain of the intangible assets that the Company has acquired include:

·                  Future expected cash flows from customer relationships and acquired unpatented technologies and patents;

·                  The acquired company’s brand and competitive position and assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and

·                  Discount rates.

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

The reporting unit level is generally one level below the operating segment, which is at the country level, except in the United States and Australia and except for S&P Clever.

The Company determined that the United States reporting unit includes four components: Northwest United States, Southwest United States, Northeast United States and Southeast United States (collectively the “U.S. Components”). The Company aggregates the U.S. Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the U.S. Components working in concert. The U.S. Components are economically similar because of a number of factors, including selling similar products to shared customers and sharing assets and services such as intellectual property, manufacturing assets for certain products, research and development projects, manufacturing processes, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the U.S. Components level and costs are allocated among the four U.S. Components.

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

The Company determined that the S&P Clever reporting unit includes seven components: S&P Switzerland, S&P Poland, S&P Austria, S&P The Netherlands, S&P Portugal, S&P Germany and S&P France (collectively the S&P Components”). The Company aggregates the S&P Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the S&P Components working in concert. The S&P Components are economically similar because of a number of factors, including sharing assets and services such as intellectual property, manufacturing assets for certain products, research and development projects, manufacturing processes, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the S&P Components level and costs are allocated among the S&P Components.

The Company determined that the Denmark reporting unit includes two components: Denmark and Poland (collectively the “DK Components”). The Company aggregates the DK Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the DK Components working in concert. The DK Components are economically similar because of a number of factors, including that Poland sells similar products and shares assets, such as intellectual property, manufacturing assets for certain products and management of inventory excesses and shortages.

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

Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is a judgment involving significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins and working capital requirements used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions (Level 3 fair value inputs). The Company bases its fair value estimates on assumptions that it believes to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Assumptions about a reporting unit’s operating performance in the first year of the discounted cash flow model used to determine whether or not the goodwill related to that reporting unit is impaired are derived from the Company’s budget. The fair value model considers such factors as macro-economic conditions, revenue and expense forecasts, product line changes, material, labor and overhead costs, tax rates, working capital levels and competitive environment. Future estimates, however derived, are inherently uncertain but the Company believes that this is the most appropriate source on which to base its estimates.

The Company uses these parameters only to provide a basis for the determination of whether or not the goodwill related to a reporting unit is impaired. No inference whatsoever should be drawn from these parameters about the Company’s future financial performance and they should not be taken as projections or guidance of any kind.

The impairment charge taken in 2012 resulting from the Company’s annual impairment test in the fourth quarter of 2012 was associated with assets in the Germany reporting unit that were acquired in 2002 and 2008. The Germany reporting unit’s carrying value, including goodwill, exceeded the fair value, primarily due to reduced future expected net cash flows from weakening profit margins due to European economic conditions, specifically in Germany. The goodwill associated with the Germany reporting unit was fully impaired. The impairment charge taken in 2011 resulting from the Company’s annual impairment test was associated with assets in England that were acquired in 1999 and with the Company’s U.K. reporting unit. The U.K. reporting unit’s carrying value, including goodwill, exceeded the fair value, primarily due to reduced future expected net cash flows from weakening profit margins due to economic conditions. The method to determine the fair value of the Germany and U.K. reporting units were discounted cash flow models. At December 31, 2012, the balance of goodwill of the Germany and U.K. reporting units were fully impaired. These reporting units are associated with the Europe segment.

The Company’s S&P Clever reporting unit passed step one of the annual 2013 impairment test by a 9% margin indicating an estimated value greater than its net book value. The S&P Clever reporting unit is sensitive to management’s plans for increasing sales, margins and cash flows by expanding its sales into France and eventually into other European countries and selling into the Company’s Asia/Pacific segment, as well as the release of new products. The S&P Clever reporting unit’s failure to meet management’s objectives could result in future impairment of some or all of the S&P Clever reporting unit’s goodwill, which was $19.0 million at December 31, 2013.

The Company’s France reporting unit passed step one of the annual 2013 impairment test by a 10% margin. The France reporting unit is highly sensitive to management’s plans for increasing sales at or slightly above inflation in a recovering European economy, while maintaining operating margins and increasing cash flows. The France reporting unit’s failure to meet management’s objectives could result in future impairment of some or all of the France reporting unit’s goodwill, which was $14.9 million at December 31, 2013.

The Company’s Australia reporting unit passed step one of the annual 2013 impairment test by a 4% margin. The Australia reporting unit is highly sensitive to management’s plans for increasing sales, margins and cash flows by expanding activities in Australia, New Zealand and South Africa. The Australia reporting unit’s failure to meet management’s objectives could result in future impairment of some or all of the Australia reporting unit’s goodwill, which was $1.7 million at December 31, 2013.

Key Assumptions Used in the Annual Goodwill Impairment Testing

Key assumptions used in the annual goodwill impairment test (“Step 1”) using discounted cash flow models for the Company’s reporting units included compound annual growth rates (“CAGR”) and average annual pre-tax operating margins during the forecast period, and discount rates. Sensitivity assessment of key assumptions for the reporting unit annual impairment tests are presented in the table below for reporting units that passed Step 1 with a margin of 10% or less. The margin by which the reporting units passed the annual goodwill impairment test is noted in the table below.

				Pre-Tax
	Step 1	Discount		Operating
	Pass	Rate (1)	CAGR (2)	Margin (3)
	Margin	Increases	Decreases	Decreases

S&P Clever	9%	7%	6%	10%
France	10%	13%	19%	15%
Australia	4%	2%	2%	6%

(1)         Hypothetical percentage increases noted in the discount rates, holding all other assumptions constant, would not have decreased the fair values of the reporting units below their carrying values, and thus it would not result in the reporting unit failing Step 1 of the goodwill impairment test.

(2)         Hypothetical percentage decreases noted in the CAGR, holding all other assumptions constant, would not have decreased the fair values of the reporting units below their carrying values.

(3)         Hypothetical annual average percentage decreases noted in average annual pre-tax operating margins, holding all other assumptions constant, would not have decreased the fair value of the reporting units below their carrying values.

Effect of New Accounting Standards

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

Liquidity and Sources of Capital

The Company’s liquidity needs arise principally from working capital requirements, capital expenditures and business acquisitions. During the three years ended December 31, 2013, the Company relied on internally generated funds to finance these needs. The Company’s working capital requirements are seasonal with the highest need typically occurring in the second and third quarters of the year. Cash and cash equivalents were $251.2 million and $175.6 million at December 31, 2013 and 2012, respectively. Working capital was $464.9 million and $402.5 million at December 31, 2013 and 2012, respectively. As of December 31, 2013, the Company had borrowings of $0.1 million on a revolving line of credit. The Company had unused capacity on this and other credit facilities of $304.4 million.

As of December 31, 2013, the Company’s investments consisted of only United States Treasury securities and money market funds aggregating $117.6 million. Cash collected by the Company’s United States subsidiaries is routinely transferred into cash management accounts which typically do not have restrictions on withdrawals. As of December 31, 2013, the Company had $96.4 million or 38.4% of its cash and cash equivalents held outside the United States in accounts belonging to several of the Company’s foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if it were repatriated to the United States. The Company has no plans to repatriate cash and cash equivalents held outside the United States as such funds are expected to be used to fund future international growth and acquisitions.

The Company’s operating activities provided $106.5 million, $68.1 million and $35.1 million in net cash in 2013, 2012 and 2011, respectively. In 2013, cash was provided by net income of $51.0 million, noncash expenses totaling $41.3 million, primarily depreciation, amortization, stock-based compensation charges and impairment of assets, a decrease in inventories of $8.5 million and increases in income taxes payable of $4.6 million, accrued profit sharing and commissions of $2.6 million and accrued liabilities of $2.1 million. These increases were offset by increases in trade accounts receivable of $6.7 million and decreases in accounts payable of $2.7 million and other long-term liabilities of $1.0 million. The Company’s inventories decreased 3.1% from $204.1 million at December 31, 2012, to $197.7 million at December 31, 2013, primarily due to decreases in raw materials, partly offset by increases in in-process and finished goods. The balance of the cash provided resulted from changes in other asset and liability accounts, none of which was individually material.

In 2012, cash was provided by net income of $41.9 million, noncash expenses totaling $40.7 million, primarily depreciation, amortization, stock-based compensation charges and impairment of assets, a decrease in other current assets of $4.0 million and an increase in accounts payable of $12.2 million. These increases were partly offset by increases in inventories of $17.0 million and trade accounts receivable of $2.7 million, and decreases in income taxes payable of $8.9 million, other long-term liabilities of $1.4 million and accrued liabilities of $0.9 million. The Company’s inventories increased 13.3% to $204.1 million at December 31, 2012, from $180.1 million at December 31, 2011, primarily due to increases in raw materials and finished goods. The balance of the cash provided resulted from changes in other asset and liability accounts, none of which was material.

The Company’s investing activities used $17.3 million, $77.7 million and $74.3 million in net cash in 2013, 2012 and 2011, respectively. Cash paid for capital expenditures decreased from $22.0 million in 2012 to $16.8 million in 2013. The Company used $14.1 million in 2013 to expand and increase manufacturing capacity in North America. The balance of the cash used for capital expenditures resulted from numerous purchases, none of which was individually material. The cash paid for capital expenditures was partly offset by proceeds from the sale of assets of $5.3 million and a Keymark-related entity’s repayment of a loan of $0.7 million. Net cash paid for the ShearBrace and Bierbach asset acquisitions totaled $6.5 million. The Company’s planned capital expenditures for 2014 total approximately $24.0 million.

In 2012, cash of $65.1 million was used for the acquisitions of S&P Clever, CarbonWrap and Keymark. The Company used $51.9 million in net cash in 2011 to acquire Fox Industries and Automatic Stamping. Cash paid for capital expenditures was $22.0 million in 2012, down from $26.1 million in 2011. The cash paid for capital expenditures was partly offset by proceeds from the sale of assets of $7.6 million and a Keymark-related entity’s repayment of a loan of $1.7 million. The Company used $10.5 million in 2012 to complete its new manufacturing facility in Bad Nauheim, Germany, $4.2 million on updating and expanding recently acquired facilities in North America and Europe, and $1.1 million for other facilities. The balance of the cash used for capital expenditures resulted from numerous purchases, none of which was individually material.

In December 2013, the Company sold for $3.3 million, net of severance costs, its CarbonWrap product line assets, which included intangible assets and goodwill. In September 2013, the Company sold for $1.0 million, net of closing costs, its facilities in Ireland. In the first quarter of 2013, the Company had recorded a $1.0 million impairment charge on its Ireland facilities.

The Company’s financing activities used $13.4 million, $30.5 million and $76.3 million in net cash in 2013, 2012 and 2011, respectively. Uses of cash for financing activities in 2013 were from payments of cash dividends of $18.1 million and repurchasing of the Company’s stock for $9.8 million. Cash provided was primarily from issuance of the Company’s common stock on exercise of stock options of $15.1 million. In 2012, the uses of cash for financing activities were from payments of cash dividends of $30.2 million, repayment of line of credit borrowings associated with S&P Clever of $5.7 million, debt issuance fees of $1.4 million related to the Company’s $300.0 million credit agreement and contingent consideration related to the 2011 Fox Industries acquisition of $0.3 million. Cash provided was primarily from issuance of the Company’s common stock of $4.9 million and line of credit borrowings associated with S&P Clever of $2.2 million.

In February 2014, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2014. This replaced the $50.0 million repurchase authorization from January 2013. During 2013, the Company repurchased 0.3 million shares of its common stock, at a total cost of $9.8 million, and during 2011, the Company repurchased 1.9 million shares of its common stock, at a total cost of $53.2 million. The Company did not repurchase any shares of its common stock during 2012.

In July 2012, the Company entered into an unsecured credit agreement with a syndicate of banks providing for a 5-year revolving credit facility of $300.0 million, which includes a letter of credit sub-facility of up to $50.0 million. The Company may have the ability to increase the amount available under the credit agreement by an additional $200.0 million, to a maximum of $500.0 million, if existing lenders or new lenders are willing to make additional commitments and if the Company satisfies certain other conditions. On any such increase, the pricing for the facility may be subject to change. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR01screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at December 31, 2013, the LIBOR Rate was 0.77%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company was also required to pay customary fees as specified in a separate fee agreement between the Company and Wells Fargo Bank, National Association, in its capacity as the Agent under the credit agreement.

The proceeds of loans advanced under the credit agreement and letters of credit issued thereunder may be used for working capital and other general corporate needs of the Company, to pay dividends to the Company’s stockholders or to repurchase outstanding securities of the Company as permitted by the credit agreement, and to finance acquisitions by the Company permitted by the credit agreement. No loans or letters of credit are currently outstanding under the credit agreement. The Company and its subsidiaries are required to comply with various affirmative and negative covenants. The covenants include provisions that would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations. As of December 31, 2013, the Company was in compliance with its financial covenants under the credit agreement. The unsecured credit agreement expires in July 2017.

The Company’s contractual obligations, as of December 31, 2013, for future payments are as follows, in thousands:

	Payments Due by Period
	Total	Less			More
	all	than 1	1 — 3	3 — 5	than 5
Contractual Obligation	periods	year	years	years	years

Debt interest obligations	$1,613	$450	$900	$263	$—
Operating lease obligations	18,309	6,671	8,214	3,414	10
Purchase obligations	15,390	14,775	533	82	—
Total	$35,312	$21,896	$9,647	$3,759	$10

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

At December 31, 2013, the Company reported a gross liability of $3.8 million for uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments, if any, in individual years in connection with these liabilities; therefore, such amounts are not included in the above contractual obligation table. See Notes 1 and 10 to the Company’s Consolidated Financial Statements.

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

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to the Company’s operations taken as a whole. The translation adjustment resulted in an increase in accumulated other comprehensive income of $5.9 million for the year ended December 31, 2013, primarily due to the effect of the weakening of the United States dollar in relation to most European currencies and the Chinese Yuan, partly offset by the strengthening of the United States dollar in relation to the Canadian, Australian and New Zealand dollar.

Item 8. Consolidated Financial Statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Simpson Manufacturing Co., Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Simpson Manufacturing Co., Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the impairment testing of both goodwill and indefinite-lived in-process research and development intangible assets existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 7, 2014

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$251,208	$175,553
Trade accounts receivable, net	90,017	82,812
Inventories	197,728	204,124
Deferred income taxes	12,699	11,473
Assets held for sale	—	593
Other current assets	16,454	23,499
Total current assets	568,106	498,054

Property, plant and equipment, net	209,533	213,452
Goodwill	129,218	121,981
Intangible assets	41,773	50,598
Other noncurrent assets	4,983	6,237
Total assets	$953,613	$890,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and notes payable	$103	$178
Trade accounts payable	34,933	37,117
Accrued liabilities	51,745	44,923
Accrued profit sharing trust contributions	5,784	5,191
Accrued cash profit sharing and commissions	6,049	3,414
Accrued workers’ compensation	4,591	4,692
Total current liabilities	103,205	95,515

Long-term liabilities	9,129	5,239
Total liabilities	112,334	100,754

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, par value $0.01; authorized shares, 5,000; issued and outstanding shares, none	—	—
Common stock, par value $0.01; authorized shares, 160,000; issued and outstanding shares, 48,712 and 48,422 at December 31, 2013 and 2012, respectively	486	483
Additional paid-in capital	207,418	184,677
Retained earnings	615,289	592,309
Accumulated other comprehensive income	18,086	12,099
Total stockholders’ equity	841,279	789,568
Total liabilities and stockholders’ equity	$953,613	$890,322

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Net sales	$706,329	$657,236	$603,446
Cost of sales	391,791	373,759	332,642
Gross profit	314,538	283,477	270,804

Operating expenses:
Research and development and other engineering	36,843	35,919	25,886
Selling	85,102	82,364	73,568
General and administrative	109,077	100,973	95,820
Impairment of goodwill	—	2,346	1,282
Net loss on disposal of assets	2,038	166	191
	233,060	221,768	196,747

Income from operations	81,478	61,709	74,057

Income in equity method investment, before tax	—	—	4,389
Interest income	987	1,005	913
Interest expense	(901)	(793)	(573)
Income before taxes	81,564	61,921	78,786

Provision for income taxes	30,593	20,003	27,886

Net income	$50,971	$41,918	$50,900

Earnings per common share:
Basic	$1.05	$0.87	$1.04
Diluted	$1.05	$0.87	$1.04

Weighted average number of shares outstanding
Basic	48,521	48,339	48,974
Diluted	48,673	48,412	49,023

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

 (In thousands)

	Year End December 31,
	2013	2012	2011
Net Income	$50,971	$41,918	$50,900

Other comprehensive income:
Translation adjustment, net of tax benefit (expense) of $29, $33 and ($1) for 2013, 2012 and 2011, respectively	5,941	5,559	(7,844)

Unamortized pension adjustments, net of tax benefit of ($3) and $46 for 2013 and 2012, respectively	46	(243)	—
Comprehensive income	$56,958	$47,234	$43,056

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the years ended December 31, 2011, 2012 and 2013

(In thousands, except per share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income	Stock	Total
Balance, January 1, 2011	50,096	$500	$165,425	$607,241	$14,627	$—	$787,793
Net income	—	—	—	50,900	—	—	50,900
Translation adjustment, net of tax	—	—	—	—	(7,844)	—	(7,844)
Options exercised	8	—	214	—	—	—	214
Stock-based compensation expense	—	—	6,194	—	—	—	6,194
Tax benefit of options exercised	—	—	(1,554)	—	—	—	(1,554)
Repurchase of common stock	(1,948)	—	—	—	—	(53,208)	(53,208)
Retirement of common stock	—	(19)	—	(53,189)	—	53,208	—
Cash dividends declared on common stock, $0.50 per share	—	—	—	(24,336)	—	—	(24,336)
Common stock issued at $30.91 per share	7	—	204	—	—	—	204
Balance, December 31, 2011	48,163	481	170,483	580,616	6,783	—	758,363
Net income	—	—	—	41,918	—	—	41,918
Translation adjustment, net of tax	—	—	—	—	5,559	—	5,559
Pension adjustment net of tax	—	—	—	—	(243)	—	(243)
Options exercised	185	2	4,923	—	—	—	4,925
Stock-based compensation expense	—	—	10,195	—	—	—	10,195
Tax benefit of options exercised	—	—	(233)	—	—	—	(233)
Cash dividends declared on common stock, $0.625 per share	—	—	—	(30,225)	—	—	(30,225)
Shares issued from release of restricted stock units	62	—	(1,109)	—	—	—	(1,109)
Common stock issued at $33.71 per share	12	—	418	—	—	—	418
Balance, December 31, 2012	48,422	483	184,677	592,309	12,099	—	789,568
Net income	—	—	—	50,971	—	—	50,971
Translation adjustment, net of tax	—	—	—	—	5,941	—	5,941
Pension adjustment net of tax	—	—	—	—	46	—	46
Options exercised	512	5	15,052	—	—	—	15,057
Stock-based compensation expense	—	—	12,090	—	—	—	12,090
Tax benefit of options exercised	—	—	(2,645)	—	—	—	(2,645)
Repurchase of common stock	(342)	—	—	—	—	(9,825)	(9,825)
Retirement of common stock	—	(4)	—	(9,821)	—	9,825	—
Cash dividends declared on common stock, $0.375 per share	—	—	—	(18,170)	—	—	(18,170)
Shares issued from release of restricted stock units	111	2	(2,074)	—	—	—	(2,072)
Common stock issued at $33.81 per share	9	—	318	—	—	—	318
Balance, December 31, 2013	48,712	$486	$207,418	$615,289	$18,086	$—	$841,279

The accompanying notes are an integral part of these consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$50,971	$41,918	$50,900
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of assets	2,038	166	191
Depreciation and amortization	27,518	26,857	20,751
Impairment of long-lived assets	1,025	803	1,094
Impairment of goodwill	—	2,346	1,282
Deferred income taxes	3,620	189	(2,163)
Noncash compensation related to stock plans	12,747	10,667	6,837
Gain in equity method investment	—	—	(4,389)
Excess tax benefit of options exercised	(80)	(110)	—
Provision for (recovery of) doubtful accounts	(48)	355	67
Accrued interest earned from related party	—	—	(58)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Trade accounts receivable	(6,651)	(2,678)	(6,982)
Inventories	8,458	(17,045)	(26,196)
Other current assets	27	3,970	(190)
Other noncurrent assets	237	(244)	1,376
Trade accounts payable	(2,708)	12,208	(10,126)
Accrued liabilities	2,653	(909)	2,899
Accrued profit sharing trust contributions	617	703	(1,102)
Accrued cash profit sharing and commissions	2,611	(54)	673
Other long-term liabilities	(1,024)	(1,433)	(1,112)
Accrued workers’ compensation	(100)	(783)	790
Income taxes payable	4,595	(8,874)	545
Net cash provided by operating activities	106,506	68,052	35,087
Cash flows from investing activities
Capital expenditures	(16,804)	(21,961)	(26,063)
Asset acquisitions, net of cash acquired	(6,493)	(65,125)	(51,853)
Loan repayments by related parties	700	1,698	552
Proceeds from sale of assets and a business	5,262	7,642	3,081
Net cash used in investing activities	(17,335)	(77,746)	(74,283)

Cash flows from financing activities
Line of credit and other borrowings	—	2,183	—
Repayment of line of credit and other borrowings	(81)	(5,747)	—
Debt issuance costs	—	(1,415)	—
Contingent consideration of asset acquisitions	(520)	(354)	—
Repurchase of common stock	(9,825)	—	(53,208)
Issuance of Company’s common stock	15,057	4,925	214
Excess tax benefit of options exercised	80	110	—
Dividends paid	(18,130)	(30,193)	(23,329)
Net cash used in financing activities	(13,419)	(30,491)	(76,323)

Effect of exchange rate changes on cash	(97)	1,921	(5,713)

Net increase (decrease) in cash and cash equivalents	75,655	(38,264)	(121,232)
Cash and cash equivalents at beginning of year	175,553	213,817	335,049
Cash and cash equivalents at end of year	$251,208	$175,553	$213,817

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
Interest	$30	$350	$279
Income taxes	23,624	31,391	30,789
Noncash activity during the year for
Capital expenditures	$1,082	$974	$402
Asset acquisition	806	786	363
Stock-based compensation	318	418	204
Dividends declared but not paid	6,095	6,053	6,020
Equity method investment acquisition (Note 6)	—	—	708
Contribution in excess of pension benefit cost	55	57	—

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

Principles of Consolidation

The consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries. Investments in 50% or less owned entities are accounted for using either cost or the equity method. The Company consolidates all variable interest entities (VIEs) where it is the primary beneficiary. There were no VIEs as of December 31, 2013 or 2012. All significant intercompany transactions have been eliminated.

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

Reclassification

The Company reclassified $0.7 million from the 2011 write down of excess and obsolete inventory to changes in inventories, net of effect of acquisitions and dispositions, in the Consolidated Statements of Cash Flows.

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value (market). Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

·                  Raw materials and purchased finished goods for resale — principally valued at cost determined on a weighted average basis; and

·                  In-process products and finished goods — cost of direct materials and labor plus attributable overhead based on a normal level of activity.

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

As of December 31, 2013, the Company’s investments consisted of only United States Treasury securities and money market funds, which are the Company’s primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. The balance of the Company’s primary financial instruments was as follows:

(in thousands)

At December 31,
2013	2012

$117,571	$76,130

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

In-Process Research and Development Assets

In-process research and development (“IPR&D”) assets represent capitalized incomplete research projects that the Company acquired through business combinations. Such assets are initially measured at their acquisition-date fair values and are required to be classified as indefinite-lived assets until the successful completion of the associated research and development efforts. During the development period after the date of acquisition, these assets will not be amortized until the research and development projects are completed and the resulting assets are ready for their intended use. The Company performs an impairment test annually and more frequently if events or changes in circumstances indicate it that is more likely than not that the asset is impaired. On successful completion of the research and development project the Company makes a determination about the then-remaining useful life and begins amortization.

In connection with the 2012 S&P Clever acquisition, the Company recorded $4.8 million of in-process research and development assets, which were classified as indefinite-lived intangibles assets.

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

Product and Software Research and Development Costs

Product research and development costs, which are included in operating expenses and are charged against income as incurred, were $10.7 million, $11.5 million and $6.1 million in 2013, 2012 and 2011, respectively. The types of costs included as product research and development expenses are typically related to salaries and benefits, professional fees and supplies. In 2013 and 2012, the Company incurred software development expenses related to its expansion into the plated truss market. The Company amortizes acquired patents over their remaining lives and performs periodic reviews for impairment. The cost of internally developed patents is expensed as incurred.

Selling Costs

Selling costs include expenses associated with selling, merchandising and marketing the Company’s products. Major components of these expenses are personnel, sales commissions, facility costs such as rent, depreciation and utilities, professional services, information technology costs, sales promotion, advertising, literature and trade shows.

Advertising Costs

Advertising costs are included in selling expenses, are expensed when the advertising occurs, and were $7.0 million, $7.2 million and $6.3 million in 2013, 2012 and 2011, respectively.

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

Plant Closure

In September 2012, the Company decided to discontinue manufacturing heavy-duty mechanical anchors made in its facility in Ireland, which were sold mainly in Europe, to focus on selling light-duty and medium-duty anchors and its fastener products in conjunction with its connector products. In December 2012, the Company ceased producing and selling heavy-duty mechanical anchors and terminated employees in Europe, primarily in Ireland and Germany, who were manufacturing, selling or supporting the product line. In the third quarter of 2013, the Company concluded remaining activities associated with the terminated product line, including transferring remaining inventories and certain fixed assets to its other operating locations and preparing the site for lease. All costs associated with the closure were reported in the Europe segment.

At December 31, 2012, the long-lived assets of the Ireland facility had a net book value of $2.8 million, including land and building with a net book value of $2.7 million. In the first quarter of 2013, the Company concluded that the carrying value of its Ireland facility, associated with the Europe segment, exceeded its net estimated realizable value, and therefore recorded an impairment charge of $1.0 million, within general and administrative expenses. The net realizable value was based on the Company’s intent to lease the facility. In September 2013, after receiving an offer that exceeded expectations, the Company reconsidered leasing the facility and decided to accept the offer. The facility had a remaining net book value of $1.7 million and was sold for $1.0 million, resulting in a $0.7 million loss on sales of assets. Remaining equipment with a net book value of $0.1 million was sold to outside parties, transferred to other branches within the Company or scrapped. See note 5.

In 2012, the Company recorded employee severance obligations of $3.0 million, of which $2.4 million was paid in 2012, and $0.6 million was accrued at December 31, 2012. In the first nine months of 2013, severance payments of $0.3 million were made and severance charges of $0.2 million were reversed due to a court decision requiring the Company to retain an employee until 2014. No additional severance obligations were recorded in 2013. The remaining balance, of less than $0.1 million to be paid in 2014, represents the statutory and discretionary amounts due to employees that were or will be involuntarily terminated. The Company does not expect to record additional severance expense in 2014.

Closure liabilities are recognized when a transaction or event has occurred that leaves little or no discretion to avoid future settlement of the liability. As of December 31, 2012, the Company had recorded $0.3 million in plant closure expenses, of which $0.2 million was paid in 2012 and $0.1 million was paid in 2013. In 2013, the Company had recorded an additional $0.1 million in plant closure costs and paid $0.2 million in accrued plant closure costs.

In December 2013, the Company had substantially completed the liquidation of its Irish subsidiary, which included liquidating nearly all of its assets and settling most of its debts. As a result, the Company reclassified $2.8 million of its accumulated other comprehensive income, related to foreign exchange losses from its Irish subsidiary, to its consolidated statement of operations. This amount is classified as a loss on disposal of assets and was recorded in the Administrative & All Other segment.

Sale of Product Line

In December 2013, the Company sold its CarbonWrap product line to The DowAksa USA, LLC for $3.8 million. The CarbonWrap product line had assets of $2.0 million, consisting of $1.5 million in intangible assets and $0.5 million in goodwill. As part of the transaction, the Company also incurred severance costs of $0.5 million. As a result of this transaction the Company recognized a pre-tax gain of $1.4 million.

Because the CarbonWrap assets constituted an integrated business in the US reporting unit, a portion of the US reporting unit’s goodwill must be included in the carrying amount of the asset group disposed. The amount of goodwill from the US reporting unit included in the CarbonWrap asset group was $0.5 million, which was proportionate to the fair value of the CarbonWrap asset group compared to the estimated fair value of the US reporting unit.

The Company continues to invest in related product lines, such as those acquired from Fox Industries, Inc. in 2011 and S&P Clever in 2012. See note 2.

Common Stock

Subject to the rights of holders of any preferred stock that may be issued in the future, holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors (the “Board”) out of legally available funds, and in the event of liquidation, dissolution or winding-up of the Company, to share ratably in all assets available for distribution. The holders of common stock have no preemptive or conversion rights. Subject to the rights of any preferred stock that may be issued in the future, the holders of common stock are entitled to one vote per share on any matter submitted to a vote of the stockholders, except that, subject to compliance with pre-meeting notice and other conditions pursuant to the Company’s Bylaws, stockholders may cumulate their votes in an election of directors, and each stockholder may give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of shares held by such stockholder or may distribute such stockholder’s votes on the same principle among as many candidates as such stockholder thinks fit. A director is elected if the votes cast “for” such director’s election exceed the votes cast “against” such director’s election, except that, if a stockholder properly nominates a candidate for election to the Board, the candidates with the highest number of affirmative votes (up to the number of directors to be elected) are elected. There are no redemption or sinking fund provisions applicable to the common stock.

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

The Rights will expire on June 14, 2019, or they may be redeemed by the Company at one cent per Right prior to that date. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company. One million shares of the Company’s preferred stock have been designated Series A Participating preferred stock and reserved for issuance on exercise of the Rights. No event during 2013 made the Rights exercisable.

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

The following shows a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

(in thousands, except per-share amounts)

	Year Ended December 31,
	2013	2012	2011

Net income available to common stockholders	$50,971	$41,918	$50,900

Basic weighted average shares outstanding	48,521	48,339	48,974

Dilutive effect of potential common stock equivalents — stock options	152	73	49

Diluted weighted average shares outstanding	48,673	48,412	49,023

Net earnings per share:
Basic	$1.05	$0.87	$1.04
Diluted	$1.05	$0.87	$1.04

Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	—	1,700	1,363

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

Comprehensive Income

Comprehensive income is defined as net income plus other comprehensive income. Other comprehensive income consists of changes in cumulative translation adjustments and changes in unamortized pension adjustments recorded directly in accumulated other comprehensive income within stockholders’ equity. The following shows the components of accumulated other comprehensive income as of December 31, 2013 and 2012:

(in thousands)

	December 31,
	2013	2012

Translation adjustments, net of tax of $854 and $883 as of 2013 and 2012, respectively	$18,283	$12,342
Unamortized pension adjustments, net of tax of $43 and $46 as of 2013 and 2012, respectively	(197)	(243)
Total accumulated other comprehensive income	$18,086	$12,099

The 2013 translation adjustments activity included the realization of $2.8 million in cumulative currency translation adjustments related to the liquidation of the Irish subsidiary as a net loss on disposal of assets in the Consolidated Statements of Operations.

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

Under the 1994 Plan, the Company could grant incentive stock options and non-qualified stock options, although the Company granted only non-qualified stock options under the 1994 Plan and the 1995 Plan. The Company generally granted options under each of the 1994 Plan and the 1995 Plan once each year. The exercise price per share of each stock option granted in February 2011 under the 1994 Plan equaled the closing market price per share of the Company’s common stock as reported by the New York Stock Exchange on the day preceding the day that the Compensation and Leadership Development Committee of the Company’s Board of Directors met to approve the grant of the options. The exercise price per share under each option granted under the 1995 Plan was at the fair market value on the date specified in the 1995 Plan. Options vest and expire according to terms established at the grant date. Options granted under the 1994 Plan typically vest evenly over the requisite service period of four years and have a term of seven years. The vesting of options granted under the 1994 Plan will be accelerated if the grantee ceases to be employed by the Company after reaching age 60 or if there is a change in control of the Company. Options granted under the 1995 Plan were fully vested on the date of grant. Shares of common stock issued on exercise of stock options under the 1994 Plan and the 1995 Plan are registered under the Securities Act of 1933.

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

The following table shows the Company’s stock-based compensation activity for the years ended December 31, 2013, 2012 and 2011:

(in thousands)

	Years Ended December 31,
	2013	2012	2011

Stock-based compensation expense recognized in operating expenses	$12,053	$10,205	$6,133

Tax benefit of stock-based compensation expense in provision for income taxes	4,225	3,610	2,261

Stock-based compensation expense, net of tax	$7,828	$6,595	$3,872

Fair value of shares vested	$12,090	$10,195	$6,194

Proceeds to the Company from the exercise of stock-based compensation	$15,057	$4,925	$214

Tax benefit from exercise of stock-based compensation, including shortfall tax benefits	$(2,645)	$(233)	$(1,554)

(in thousands)

	At December 31,
	2013	2012	2011

Stock-based compensation cost capitalized in inventory	$374	$335	$345

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

The Company has determined that the S&P Clever reporting unit includes seven components: S&P Switzerland, S&P Poland, S&P Austria, S&P The Netherlands, S&P Portugal, S&P Germany and S&P France (collectively the S&P Components”). The Company aggregates the S&P Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the S&P Components working in concert. The S&P Components are economically similar because of a number of factors, including sharing assets and services such as intellectual property, manufacturing assets for certain products, research and development projects, manufacturing processes, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the S&P Components level and costs are allocated among the S&P Components.

The Company determined that the Denmark reporting unit includes two components: Denmark and Poland (collectively the “DK Components”). The Company aggregates the DK Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the DK Components working in concert. The DK Components are economically similar because of a number of factors, including that Poland sells similar products and shares assets, such as intellectual property, manufacturing assets for certain products and management of inventory excesses and shortages.

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

Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is a judgment involving significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins and working capital requirements used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions (Level 3 fair value inputs). The Company bases its fair value estimates on assumptions that it believes to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Assumptions about a reporting unit’s operating performance in the first year of the discounted cash flow model used to determine whether or not the goodwill related to that reporting unit is impaired are derived from the Company’s budget. The fair value model considers such factors as macro-economic conditions, revenue and expense forecasts, product line changes, material, labor and overhead costs, tax rates, working capital levels and competitive environment. Future estimates, however derived, are inherently uncertain but the Company believes that this is the most appropriate source on which to base its estimates.

The Company uses these parameters only to provide a basis for the determination of whether or not the goodwill related to a reporting unit is impaired. No inference whatsoever should be drawn from these parameters about the Company’s future financial performance and they should not be taken as projections or guidance of any kind.

The impairment charge taken in 2012 resulting from the Company’s annual impairment test in the fourth quarter of 2012 was associated with assets in the Germany reporting unit that were acquired in the years 2002 and 2008. The Germany reporting unit’s carrying value, including goodwill, exceeded the fair value, primarily due to reduced future expected net cash flows from weakening profit margins due to European economic conditions, specifically in Germany. The goodwill associated with the Germany reporting unit was fully impaired. The Company’s 2011 annual goodwill impairment analysis resulted in impairment charges associated with the U.K. reporting unit.

The Company’s S&P Clever reporting unit passed step one of the annual 2013 impairment test by a 9% margin indicating an estimated value greater than its net book value. The S&P Clever reporting unit is sensitive to management’s plans for increasing sales, margins and cash flows by expanding its sales into France, other European countries and selling into the Company’s Asia/Pacific segment, as well as the release of new products. The S&P Clever reporting unit’s failure to meet management’s objectives could result in future impairment of some or all of the S&P Clever reporting unit’s goodwill, which was $19.0 million at December 31, 2013.

The Company’s France reporting unit passed step one of the annual 2013 impairment test by a 10% margin. The France reporting unit is highly sensitive to management’s plans for increasing sales at or slightly above inflation in a recovering European economy, while maintaining operating margins and increasing cash flows. The France reporting unit’s failure to meet management’s objectives could result in future impairment of some or all of the France reporting unit’s goodwill, which was $14.9 million at December 31, 2013.

The Company’s Australia reporting unit passed step one of the annual 2013 impairment test by a 4% margin. The Australia reporting unit is highly sensitive to management’s plans for increasing sales, margins and cash flows by expanding activities in Australia, New Zealand and South Africa. The Australia reporting unit’s failure to meet management’s objectives could result in future impairment of some or all of the Australia reporting unit’s goodwill, which was $1.7 million at December 31, 2013.

Key Assumptions Used in the Annual Goodwill Impairment Testing

Key assumptions used in the annual goodwill impairment test (“Step 1”) using discounted cash flow models for the Company’s reporting units included compound annual growth rates (“CAGR”) and average annual pre-tax operating margins during the forecast period, and discount rates. Sensitivity assessment of key assumptions for the reporting unit annual impairment tests are presented in the table below for reporting units that passed Step 1 with a margin of 10% or less. The margin by which the reporting units passed the annual goodwill impairment test is noted in the table below.

				Pre-Tax
	Step 1	Discount		Operating
	Pass	Rate (1)	CAGR (2)	Margin (3)
	Margin	Increases	Decreases	Decreases

S&P Clever	9%	7%	6%	10%
France	10%	13%	19%	15%
Australia	4%	2%	2%	6%

(1)        Hypothetical percentage increases noted in the discount rates, holding all other assumptions constant, would not have decreased the fair values of the reporting units below their carrying values, and thus it would not result in the reporting unit failing Step 1 of the goodwill impairment test.

(2)        Hypothetical percentage decreases noted in the CAGR, holding all other assumptions constant, would not have decreased the fair values of the reporting units below their carrying values.

(3)        Hypothetical annual average percentage decreases noted in average annual pre-tax operating margins, holding all other assumptions constant, would not have decreased the fair value of the reporting units below their carrying values.

The changes in the carrying amount of goodwill, by segment, as of December 31, 2012 and 2013, were as follows:

(in thousands)

	North		Asia
	America	Europe	Pacific	Total

Balance as of January 1, 2012:
Goodwill	$84,567	$34,538	$1,948	$121,053
Accumulated impairment losses	(10,666)	(10,538)	—	(21,204)

	73,901	24,000	1,948	99,849
Goodwill acquired	3,581	19,245	—	22,826
Foreign exchange	101	364	31	496
Impairment	—	(2,346)	—	(2,346)
Reclassifications (1)	1,156	—	—	1,156

Balance as of December 31, 2012:
Goodwill	89,405	54,147	1,979	145,531
Accumulated impairment losses	(10,666)	(12,884)	—	(23,550)

	78,739	41,263	1,979	121,981
Goodwill acquired	918	674	—	1,592
Goodwill disposed	(480)	—	—	(480)
Foreign exchange	(248)	1,393	(273)	872
Impairment	—	—	—	—
Reclassifications (2)	5,893	(640)	—	5,253

Balance as of December 31, 2013:
Goodwill	95,488	55,574	1,706	152,768
Accumulated impairment losses	(10,666)	(12,884)	—	(23,550)
	$84,822	$42,690	$1,706	$129,218

(1)(2) See footnotes following table entitled Indefinite-Lived Intangibles, below.

Amortizable Intangible Assets

The total gross carrying amount and accumulated amortization of intangible assets, most of which are or will be, subject to amortization at December 31, 2013, were $67.7 million and $26.0 million, respectively. The aggregate amount of amortization expense of intangible assets for the years ended December 31, 2013, 2012 and 2011 was $7.1 million, $7.8 million and $4.3 million, respectively.

The changes in the carrying amounts of patents, unpatented technologies and non-compete agreements and other intangible assets subject to amortization as of December 31, 2012 and 2013, were as follows:

(in thousands)

	Gross		Net
	Carrying	Accumulated	Carrying
Patents	Amount	Amortization	Amount

Balance at January 1, 2012	$6,681	$(4,767)	$1,914
Amortization	—	(610)	(610)
Foreign exchange	3	—	3
Balance at December 31, 2012	6,684	(5,377)	1,307
Amortization	—	(611)	(611)
Foreign exchange	5	—	5
Balance at December 31, 2013	$6,689	$(5,988)	$701

	Gross		Net
	Carrying	Accumulated	Carrying
Unpatented Technology	Amount	Amortization	Amount

Balance at January 1, 2012	$4,129	$(1,395)	$2,734
Amortization	—	(622)	(622)
Foreign exchange	32	—	32
Reclassifications (3)	1,200	—	1,200
Balance at December 31, 2012	5,361	(2,017)	3,344
Disposals	(1,530)	158	(1,372)
Amortization	—	(3,398)	(3,398)
Foreign exchange	799	—	799
Reclassifications (4)	14,347	—	14,347
Balance at December 31, 2013	$18,977	$(5,257)	$13,720

	Gross		Net
Non-Compete Agreements,	Carrying	Accumulated	Carrying
Trademarks and Other	Amount	Amortization	Amount

Balance at January 1, 2012	$16,276	(5,361)	10,915
Acquisition	32,355	—	32,355
Disposal	(2,212)	1,628	(584)
Amortization	—	(4,309)	(4,309)
Foreign exchange	(2)	—	(2)
Reclassifications (1)(3)(5)	(4,426)	—	(4,426)
Removal of fully amortized asset	(5,040)	5,040	—
Balance at December 31, 2012	36,951	(3,002)	33,949
Acquisition	4,130	—	4,130
Disposal	(200)	74	(126)
Amortization	—	(636)	(636)
Foreign exchange	(728)	—	(728)
Reclassifications (2)(4)(6)(7)	(26,588)	—	(26,588)
Removal of fully amortized asset	(10)	10	—
Balance at December 31, 2013	$13,555	$(3,554)	$10,001

	Gross		Net
	Carrying	Accumulated	Carrying
Customer Relationships	Amount	Amortization	Amount

Balance at January 1, 2012	$18,940	(6,647)	12,293
Amortization	—	(2,052)	(2,052)
Foreign exchange	57	—	57
Reclassifications (5)	1,700	—	1,700
Balance at December 31, 2012	20,697	(8,699)	11,998
Amortization	—	(2,465)	(2,465)
Foreign exchange	229	—	229
Reclassifications (6)	1,923	—	1,923
Balance at December 31, 2013	$22,849	$(11,164)	$11,685

(1)(2)(3)(4)(5)(6)(7) See footnotes following table entitled Indefinite-Lived Intangibles, below.

At December 31, 2013, estimated future amortization of intangible assets was as follows:

(in thousands)

2014	$7,078
2015	6,162
2016	5,905
2017	3,953
2018	3,059
Thereafter	9,950
$36,107

Indefinite-Lived Intangible Assets

As of December 31, 2013, two unrelated IPR&D assets totaled $5.1 million and were included in the Company’s Consolidated Balance Sheets as intangible assets. One IPR&D asset was valued at $3.4 million and has been substantially completed, with the Company anticipating sales in early 2014. The other IPR&D asset of $1.7 million requires further field testing and the Company anticipates substantial completion in 2015. The Company’s asset impairment assessment of these two IPR&D assets did not result in impairment in 2013.

The changes in the carrying amounts of indefinite-lived trade name and IPR&D assets not subject to amortization as of December 31, 2013, were as follows:

			Net
			Carrying
Indefinite-Lived Intangibles	Trade Name	IPR&D	Amount

Balance at December 31, 2012	$—	$—	$—
Reclassifications (7)	616	4,742	5,358
Foreign exchange	—	308	308
Balance at December 31, 2013	$616	$5,050	$5,666

(1)         Reclassifications in 2012 related to finalizing accounting for acquisitions, including a $1.7 million increase to goodwill with a corresponding decrease in non-compete agreements, trademarks and other related to the Automatic Stamping acquisition, partly offset by $0.5 million decrease to goodwill with a corresponding increase in other noncurrent assets non-compete agreements, trademarks and other related to the Fox Industries acquisition.

(2)         Revisions related to the Keymark acquisition included a $5.9 million increase in goodwill with a corresponding decrease in non-compete agreements, trademarks and other.

(3)         Reclassifications in 2012 related to finalizing accounting for acquisitions, including a $1.2 million increase to unpatented technology with a corresponding decrease in non-compete agreements, trademarks and other related to the Keymark acquisition.

(4)         Reclassifications in 2013 related to finalizing accounting for acquisitions, including increases of $12.8 million and $1.5 million related to the S&P Clever and CarbonWrap acquisitions, respectively, with a corresponding decrease in non-compete agreements, trademarks and other.

(5)         Reclassifications in 2012 related to finalizing accounting for acquisitions, including increases of $1.3 million and $0.4 million to customer relations related to the Fox Industries and Automatic Stamping acquisitions, respectively, with a corresponding decrease in non-compete agreements, trademarks and other.

(6)         Reclassifications in 2013 related to finalizing accounting for acquisitions, including a $1.9 million increase to customer relations related to the S&P Clever acquisition with a corresponding decrease in non-compete agreements, trademarks and other.

(7)         Reclassifications in 2013 related to finalizing accounting for the S&P Clever acquisition, including increases to IPR&D indefinite-lived assets as well as the reclassification of the Quik-Drive trade name from other non-current assets.

Amortizable and indefinite-lived assets, net, by segment were as follows:

	At December 31, 2012
	Gross		Net
	Carrying	Accumulated	Carrying
Total Intangible Assets	Amount	Amortization	Amount

North America	$37,992	$(12,012)	$25,980
Europe	31,701	(7,083)	24,618
Total	$69,693	$(19,095)	$50,598

	At December 31, 2013
	Gross		Net
	Carrying	Accumulated	Carrying
Total Intangible Assets	Amount	Amortization	Amount

North America	$34,520	$(15,909)	$18,611
Europe	33,217	(10,055)	23,162
Total	$67,737	$(25,964)	$41,773

Adoption of Statements of Financial Accounting Standards

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

In July 2013, the FASB issued an amendment to the income taxes guidance that applies to all entities. It is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits. The amendment is intended to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position related to net operating loss carryforwards, similar tax losses, or tax credit carryforwards. The Company’s early adoption and implementation of this amended accounting guidance did not have a material effect on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Standards

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

2.                                                   Acquisitions

In December 2011, the Company purchased the assets, net of certain liabilities, of Fox Industries, Inc., a Maryland corporation (“Fox Industries”), a manufacturer of construction products and systems for restoring, protecting and strengthening concrete. The acquisition broadened the Company’s concrete construction product line, while also extending the overall product line into more commercial, industrial and infrastructure markets. The purchase price was $8.7 million. The Company recorded goodwill of $3.9 million and intangible assets subject to amortization of $2.9 million in the North America segment, the amortization of which is deductible for income tax purposes. The weighted-average amortization period for the intangible assets is 9.7 years. Net tangible assets, including accounts receivable, inventory, certain prepaid expenses, machinery and equipment and certain liabilities, accounted for the balance of the purchase price.

In December 2011, the Company purchased the assets of Automatic Stamping, LLC and Automatic Stamping Auxiliary Services, LLC, both North Carolina limited liability companies, and certain real property and improvements owned by TIMMCO, Inc., a North Carolina corporation (collectively “Automatic Stamping”). Automatic Stamping was a manufacturer of truss plates. Combined with the Company’s truss design software, its operating expertise and means of distribution, the Company plans to offer truss plates and software products to its North America customer base. The purchase price was $43.5 million. As a result of the acquisition, the Company has recorded goodwill of $29.5 million and intangible assets subject to amortization of $4.6 million in the North America segment, the amortization of which is deductible for income tax purposes. The weighted-average amortization period for the intangible assets is 4.8 years. Net tangible assets, including accounts receivable, inventory, land, building and machinery and equipment, accounted for the balance of the purchase price.

In January 2012, the Company purchased all of the shares of S&P Clever, for $58.1 million, subject to post-closing adjustments. S&P Clever manufactures and sells engineered materials to repair, strengthen and restore concrete, masonry and asphalt and has operations in Switzerland, Germany, Portugal, Poland, The Netherlands and Austria. Payments under the purchase agreement included cash payments of $57.5 million and contingent consideration of $0.6 million payable over a three-year period if sales goals are met. As a result of the acquisition, the Company has increased its presence in the infrastructure, commercial and industrial construction markets in Europe. The Company’s measurement of assets acquired and liabilities assumed included cash and cash equivalents of $6.8 million, other current assets of $10.8 million, non-current assets of $53.4 million, current liabilities of $12.6 million and non-current liabilities of $0.2 million. Included in non-current assets is goodwill of $19.3 million, which was assigned to the Europe segment and is not deductible for tax purposes, intangible assets of $20.5 million, the amortization of which is not deductible for tax purposes, and long-lived intangibles of $4.8 million related to IPR&D assets, which will be amortized when the Company markets the product for sale. The IPR&D assets at the time of acquisition were entering a field testing phase and were focused on new forms of strengthening structures. The weighted-average amortization period for the intangible assets is 9.8 years.

In March 2012, the Company purchased substantially all of the assets of CarbonWrap Solutions, L.L.C. (“CarbonWrap”) for $5.5 million, subject to post-closing adjustments. CarbonWrap develops fiber-reinforced polymer products primarily for infrastructure and transportation projects. Payments under the purchase agreement totaled $5.3 million in cash and contingent consideration of $0.2 million paid on resolution of specified post-closing contingencies to the principal officer of CarbonWrap, who, on closing, was employed by the Company. The Company’s measurement included goodwill of $3.5 million, which was assigned to the North American segment and is deductible for tax purposes, and intangible assets of $1.7 million, which is subject to tax-deductible amortization. Net tangible assets consisting of accounts receivable, inventory, equipment and prepaid expenses accounted for the balance of the purchase price. In December 2013, the Company sold the CarbonWrap product line for $3.3 million, net of termination expenses, and realized a gain of $1.4 million. See note 1 - Sale of Product Line.

In December 2012, the Company completed a transaction with Keymark Enterprises LLC (“Keymark”). In 2011, the Company had purchased various software assets from Keymark and had engaged Keymark to perform certain software development for the Company, for which the Company had agreed to compensate Keymark at rates equal to a multiple of Keymark’s costs. In the current transaction, the Company paid Keymark $9.1 million, hired thirty-nine Keymark employees to perform the development work that Keymark had previously been engaged to perform and purchased from Keymark various assets needed for that work. This transaction also included termination of the 2011 software development agreement and the Company is entitled to certain software license revenue that was previously received by Keymark. The Company’s measurement of the assets acquired included goodwill of $5.9 million, which was assigned to the North American segment and is deductible for tax purposes, and intangibles of $3.0 million, which is subject to tax-deductible amortization. Equipment and prepaid expenses accounted for the balance of the purchase. The weighted-average amortization period for the intangible assets is 4.9 years.

In February 2013, the Company purchased certain assets relating to the TJ® ShearBrace (“ShearBrace”) product line of Weyerhaeuser NR Company (“Weyerhaeuser”), a Washington corporation, for $5.3 million in cash. The ShearBrace is a line of pre-fabricated shearwalls that complement the Company’s Strong-Wall shearwall, and is sold throughout North America. The Company’s March 2013 provisional measurement of assets acquired included goodwill of $2.6 million, which was assigned to the North American segment, and intangible assets of $1.9 million, both of which are subject to tax-deductible amortization. The provisional measurement of the assets acquired was revised in the fourth quarter to include goodwill of $0.9 million and intangibles of $3.6 million, both of which are subject to tax-deductible amortization. Net tangible assets consisting of inventory and equipment accounted for the balance of the purchase price. The estimated weighted-average amortization period for the intangible assets is 13.4 years.

In November 2013, the Company purchased certain assets related to a connector product line from Bierbach GmbH & Co. KG (“Bierbach”), a Germany corporation, for $1.2 million in cash and a contingent liability of $0.8 million. Bierbach manufactured and sold a line of connectors, primarily in Germany. The Company’s provisional measurement of assets acquired included goodwill of $0.7 million, which was assigned to the Europe segment, and intangible assets of $0.6 million, both of which are subject to tax-deductible amortization. Net tangible assets consisting of inventory and tool and dyes accounted for the balance of the purchase price.

The Company has not finalized the purchase price allocation for the businesses acquired in 2013, as the Company is still obtaining information and analyzing the fair value of certain assets.

Under the business combinations topic of the FASB ASC, the Company accounted for these acquisitions as business combinations and ascribed acquisition-date fair values to the acquired assets and assumed liabilities. Provisional fair value measurements were made in the first quarter and fourth quarter of 2013 for acquired assets and assumed liabilities. Adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as information necessary to complete the analysis is obtained. Fair value of intangible assets was based on Level 3 inputs. The Company expects the measurement process for each acquisition to be finalized within a year of its acquisition date.

The results of operations of the businesses acquired in 2013 are included in the Company’s consolidated results of operations since the date of the acquisition. Results of operations of acquired businesses for periods prior to 2013 were not material to the Company on an individual or aggregate basis, and accordingly, pro forma results of operations have not been presented.

3.                                                   Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

(in thousands)

	December 31,
	2013	2012

Trade accounts receivable	$92,413	$85,732
Allowance for doubtful accounts	(945)	(1,288)
Allowance for sales discounts	(1,451)	(1,632)
	$90,017	$82,812

The Company sells products on credit and generally does not require collateral.

4.                                                   Inventories

The components of inventories consisted of the following:

(in thousands)

	December 31,
	2013	2012

Raw materials	$81,338	$95,959
In-process products	18,475	16,878
Finished products	97,915	91,287
	$197,728	$204,124

5.                                      Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

(in thousands)

	December 31,
	2013	2012

Land	$29,347	$32,068
Buildings and site improvements	178,391	174,187
Leasehold improvements	5,213	4,747
Machinery and equipment	225,831	214,222
	438,782	425,224
Less accumulated depreciation and amortization	(235,535)	(217,868)
	203,247	207,356
Capital projects in progress	6,286	6,096
	$209,533	$213,452

Included in property, plant and equipment at December 31, 2013 and 2012, are fully depreciated assets with an original cost of $147.9 million and $131.3 million, respectively. These fully depreciated assets are still in use in the Company’s operations.

Depreciation expense for the years ended December 31, 2013, 2012 and 2011, was $20.1 million, $19.0 million and $16.3 million, respectively.

6.                                      Investments

During 2011, the Company purchased the software assets of Keymark valued at $11.5 million for $6.2 million in net cash payments and its 46.1% equity interest in Keymark. The transactions resulted in a gain of $4.3 million based on the difference between the fair value of the Company’s investment in Keymark less its carrying value of $1.0 million. The acquired software is used by customers of the Company in designing and engineering residential structures. (See Note 2).

7.                                      Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)

	December 31,
	2013	2012

Sales incentive and advertising accruals	$22,195	$17,076
Labor related liabilities	9,129	8,309
Dividend payable	6,095	6,053
Vacation liability	6,584	5,818
Other	7,742	7,667
	$51,745	$44,923

8.                                      Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at December 31, 2013, was $304.4 million, including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300.0 million in available credit. This credit facility will expire in July 2017. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR01screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at

December 31, 2013, the LIBOR Rate was 0.77%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company was also required to pay customary fees as specified in a separate fee agreement between the Company and Wells Fargo Bank, National Association, in its capacity as the Agent under the credit agreement.

The Company’s borrowing capacity under other revolving credit lines and a term note totaled $4.5 million at December 31, 2013. The other revolving credit lines and term note charge interest ranging from 1.084% to 7.25% and have maturity dates from March 2014 to December 2014. The Company had $0.1 million and $0.2 million outstanding at December 31, 2013 and 2012, respectively.

The Company and its subsidiaries are required to comply with various affirmative and negative covenants. The covenants include provisions that would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations. The Company was in compliance with its financial covenants under the loan agreement as of December 31, 2013.

The Company incurs interest costs, which include interest, maintenance fees and bank charges. The amount of costs incurred, capitalized, and expensed for the years ended December 31, 2013, 2012 and 2011, consisted of the following:

(in thousands)

	Years Ended December 31,
	2013	2012	2011

Interest costs incurred	$1,019	$909	$661
Less: Interest capitalized	(118)	(116)	(88)
Interest expense	$901	$793	$573

9.                                      Commitments and Contingencies

Leases

Certain properties occupied by the Company are leased. The leases expire at various dates through 2022 and generally require the Company to assume the obligations for insurance, property taxes and maintenance of the facilities.

Rental expense for 2013, 2012 and 2011 with respect to all leased property was approximately $6.9 million, $6.9 million and $7.3 million, respectively.

At December 31, 2013, minimum rental commitments under all non-cancelable leases were as follows:

(in thousands)

2014	$6,671
2015	4,904
2016	3,310
2017	2,113
2018	1,301
Thereafter	10
$18,309

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

At December 31, 2013, other contractual obligations were as follows:

(in thousands)

		Debt
	Purchase	Interest
	Obligations	Obligations	Total

2014	$14,775	$450	$15,225
2015	491	450	941
2016	42	450	492
2017	41	263	304
2018	41	—	41
Thereafter	—	—	—
	$15,390	$1,613	$17,003

Employee Relations

Approximately 14% of the Company’s employees are represented by labor unions and are covered by collective bargaining agreements. Simpson Strong-Tie’s facility in San Bernardino County, California, has two of SST’s collective bargaining agreements, one with tool and die craftsmen and maintenance workers, and the other with sheetmetal workers. These two contracts expire March 2014 and June 2014, respectively. Negotiations with the tool and die craftsmen and maintenance workers are ongoing. Negotiations to extend the sheetmetal workers labor contract have not begun. Negotiations to extend these two contracts are not likely to have a material adverse effect on the Company’s ability to provide products to its customers or on the Company’s profitability, even if new agreements are not reached before the existing agreements expire. SST’s facility in Stockton, California, is also a union facility with two collective bargaining agreements, which also cover its tool and die craftsmen and maintenance workers, and its sheetmetal workers. These two contracts will expire June and September 2015, respectively.

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

Pending Claims

Four lawsuits (the “Cases”) have been filed against the Company in the Hawaii First Circuit Court: Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4”).  Case 1 was filed on November 18, 2009.  Cases 2 and 3 were originally filed on June 30, 2009.  Case 4 was filed on August 19, 2009.  The Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage.  Case 1 is a putative class action brought by the owners of allegedly affected Ocean Pointe houses.  Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new representative plaintiff.  Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments.  Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products.  Case 4 is a putative class action brought, like Case 1, by owners of allegedly affected Ocean Pointe homes.  In Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are actually the fault of the Company. Similarly, Haseko’s sub-contractors on the Ocean Pointe development brought cross-claims against the Company seeking indemnity and contribution for any amounts for which they may ultimately be found liable. None of the Cases alleges a specific amount of damages sought, although each of the Cases seeks compensatory damages, and Case 1 seeks punitive damages.  Cases 1 and 4 have been consolidated.  In December 2012, the Court granted the Company summary judgment on the claims asserted by the plaintiff homeowners in Cases 1 and 4, and on the third party complaint and cross-claims asserted by Haseko and the sub-contractors, respectively, in Case 4. In April 2013, the Court granted Haseko and the sub-contractors’ motion for leave to amend their cross-claims to allege a claim for negligent misrepresentation. The Company continues to investigate the facts underlying the claims asserted in the Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed.  At this time, the likelihood that the Company will be found liable under any legal theory and the extent of such liability, if any, are unknown.  Management believes the Cases may not be resolved for an extended period.  The Company is defending itself vigorously in connection with the Cases.

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

On April 12, 2011, Fireman’s Fund Insurance Company (“Fireman’s Fund”), another of the Company’s general liability insurers, sued Hartford Fire Insurance Company (“Hartford”), a third insurance company from whom the Company purchased general liability insurance, in the United States District Court for the Northern District of California, Fireman’s Fund Insurance Company v. Hartford Fire Insurance Company, Civil No. 11 1789 SBA (the “Fireman’s Fund action”).  The Company has intervened in the Fireman’s Fund action and seeks a stay of proceedings in that action as well, pending resolution of the underlying Ocean Pointe cases.

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

Nishimura v. Gentry Homes, Ltd; Simpson Manufacturing Co., Inc.; and Simpson Strong-Tie Company, Inc., Civil no. 11-1-1522-07, was filed in the Circuit Court of the First Circuit of Hawaii on July 20, 2011.  The Nishimura case alleges premature corrosion of the Company’s strap tie holdown products in a housing development at Ewa Beach in Honolulu, Hawaii.  In February 2012, the Court dismissed three of the five claims the plaintiffs had asserted against the Company.  In December 2013, the Court granted the Company’s motion for summary judgment on the remaining claims.  Currently, the case is closed, though it remains subject to appeal.

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

10.                                            Income Taxes

The provision for income taxes from operations consisted of the following:

(in thousands)

	Years Ended December 31,
	2013	2012	2011

Current
Federal	$19,804	$13,163	$21,040
State	3,243	2,732	4,427
Foreign	3,926	3,920	4,582
Deferred
Federal	3,646	(544)	(574)
State	404	(98)	(358)
Foreign	(430)	830	(1,231)
	$30,593	$20,003	$27,886

Income and loss from operations before income taxes for the years ended December 31, 2013, 2012 and 2011, consisted of the following:

(in thousands)

	Years Ended December 31,
	2013	2012	2011

Domestic	$74,912	$65,705	$68,961
Foreign	6,652	(3,784)	9,825
	$81,564	$61,921	$78,786

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes for its operations were as follows:

(in thousands)

	Years Ended December 31,
	2013	2012	2011

Federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.0%	2.9%	3.4%
Tax benefit of domestic manufacturing deduction	(2.2)%	(2.1)%	(2.5)%
Change in valuation allowance	1.3%	6.0%	(0.3)%
Difference between United States statutory and foreign local tax rates	0.1%	2.6%	0.3%
Change in uncertain tax position	(0.4)%	(0.3)%	—
Worthless stock deduction on Irish subsidiary	—	(15.4)%	—
Non-deductible goodwill write-off	—	1.1%	—
Non-deductible professional fee	—	1.3%	—
Other	0.7%	1.2%	(0.5)%
Effective income tax rate	37.5%	32.3%	35.4%

In 2012, the Company recorded a worthless stock deduction for its investment in the Company’s wholly-owned Irish subsidiary. The deduction resulted in approximately $9.9 million tax benefit on the Company’s U.S. tax returns.

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 2013, 2012 and 2011, were as follows:

(in thousands)

	December 31,
	2013	2012	2011

Current deferred tax assets
State tax	$1,415	$1,133	$1,586
Workers’ compensation	1,780	1,814	2,123
Health claims	601	516	549
Vacation liability	1,219	1,037	865
Allowance for doubtful accounts	181	332	291
Inventories	6,691	5,713	4,796
Sales incentive and advertising allowances	516	580	408
Intangible rights write-off	—	—	194
Acquisition expenses	—	—	477
Unrealized foreign exchange gain or loss	124	39	57
Other, net	172	309	428
	$12,699	$11,473	$11,774

Long-term deferred tax assets (liabilities)
Depreciation	$(2,671)	$(2,434)	$(3,067)
Goodwill and other intangibles amortization	(9,781)	(4,086)	(314)
Deferred compensation related to stock options	6,104	7,296	5,485
Uncertain tax positions’ unrecognized tax benefits	1,532	1,140	1,115
Non-United States tax loss carry forward	5,472	8,064	5,912
Tax effect on cumulative translation adjustment	(729)	(763)	(812)
Other	940	526	811
	867	9,743	9,130
Less valuation allowances	(5,546)	(9,719)	(6,279)
	$(4,679)	$24	$2,851

The total deferred tax assets for the years ended December 31, 2013, 2012 and 2011, were $22.0 million, $21.6 million and $21.4 million, respectively. The total deferred tax liabilities for the years ended December 31, 2013, 2012, and 2011, were $14.0 million, $10.1 million and $6.7 million, respectively.

At December 31, 2013, the Company had $23.6 million of pre-tax loss carryforwards in various non-United States taxing jurisdictions, which excludes approximately $11.6 million that was generated by the Company’s now inactive wholly owned Irish subsidiary. Tax loss carryforwards of $0.9 million, $0.7 million, $0.8 million, $1.7 million and $1.5 million will expire in 2014, 2015, 2016, 2017 and 2018, respectively, if not used. The remaining tax losses can be carried forward indefinitely.

At December 31, 2013 and 2012, the Company had deferred tax valuation allowances of $5.5 million and $9.7 million, respectively. The valuation allowance decreased $4.2 million and $0.9 million for the years ended December 31, 2013 and 2011, respectively, and increased $3.4 million for the year ended December 31, 2012. The decrease in valuation allowance from December 31, 2012, is mainly attributable to the removal of the deferred tax asset generated by the Company’s wholly owned Irish subsidiary.

The Company does not provide for federal income taxes on the undistributed earnings of its international subsidiaries because such earnings are reinvested and, in the Company’s opinion, will continue to be reinvested indefinitely. At December 31, 2013, 2012 and 2011, the Company had not provided for federal income taxes on undistributed earnings of $34.8 million, $29.0 million and $20.9 million, respectively, from its international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both United States income taxes and withholding taxes in various international jurisdictions. These taxes may be partially offset by United States foreign tax credits. Determination of the related amount of unrecognized deferred United States income taxes is not practicable because of the complexities associated with this hypothetical calculation. United States federal income taxes are provided on the earnings of the Company’s foreign branches, which are included in the United States federal income tax return.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits in 2013, 2012 and 2011 was as follows, including foreign translation amounts:

(in thousands)

	2013	2012	2011

Balance at January 1	$3,843	$4,683	$5,862
Additions based on tax positions related to prior years	297	527	18
Reductions based on tax positions related to prior years	(494)	(1,163)	(681)
Additions for tax positions of the current year	837	933	570
Settlements	(435)	(486)	(362)
Lapse of statute of limitations	(592)	(651)	(724)
Balance at December 31	$3,456	$3,843	$4,683

Included in the balance of unrecognized tax benefits at December 31, 2013, 2012 and 2011, are tax positions of $0.7 million, $0.9 million and $1.1 million, respectively, which, if recognized, would reduce the effective tax rate.

The Company believes it is reasonably possible that the total amounts of unrecognized tax benefits will decrease by approximately $1.8 million within the next 12 months. The anticipated decrease is primarily attributable to unrecognized tax benefits relating to tax depreciation of certain categories of fixed assets in the U.S., tax benefits that the Company expects to recognize on filing an application for a change in accounting method in response to regulations issued by the IRS, and the effective settlement of tax positions as a result of the completion of an income tax audit.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of the Company’s historical accounting policy. During the years ended December 31, 2013, 2012 and 2011, accrued interest decreased by $0.3 million, $0.4 million and $0.0 million, respectively, as a result of the reversal of accrued interest associated with the lapse of statutes of limitations. At December 31, 2013, 2012 and 2011, the Company had accrued $0.4 million, $0.7 million and $1.1 million, respectively, for the potential payment of interest, before income tax benefits.

At December 31, 2013, the Company remained subject to United States federal income tax examinations for the tax years 2010 through 2013. In addition, the Company remained subject to state, local and foreign income tax examinations primarily for the tax years 2008 through 2013.

11.                               Retirement Plans

The Company has six defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. Two of the plans, covering United States employees, provide for annual contributions in amounts that the Board may authorize, subject to certain limitations, but in no event more than the amounts permitted under the Internal Revenue Code as deductible expense. The other four plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2013, 2012 and 2011, was $8.2 million, $7.7 million and $6.7 million, respectively.

The Company also contributes to various industry-wide, union-sponsored pension funds for hourly employees who are union members and a statutorily required pension fund for employees in Switzerland. Payments to these funds aggregated $2.2 million, $2.1 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

12.                               Related Party Transactions

The Company paid an airplane charter company standard hourly rates when an airplane was hired for use by its Chairman and former Chief Executive Officer for travel between his home and Company offices or by him and other Company employees in travel on business. For each of the years ended December 31, 2012 and 2011, the total cost to the Company for this and other airplanes that were used was $0.5 million. Included in these amounts for the years ended December 31, 2012 and 2011, was $20 thousand and $30 thousand, respectively, paid to the Company’s Chairman and former Chief Executive Officer for compensation. The independent members of the Board unanimously approved this arrangement. The Company computed the compensation cost of the use of airplanes using the Standard Industrial Fare Level (“SIFL”) tables prescribed under applicable Internal Revenue Service regulations. Beginning in 2013, the Company no longer hires an airplane for its Chairman, but will reimburse him for the cost of his travel based on commercial flight rates to and from its offices or when he travels on Company business.

In March 2013, the Company extended its lease on a property in Addison, Illinois, which is co-owned by Gerald Hagel, a vice president of Simpson Strong-Tie since March 2007. The extension is for an additional five years through 2018. The Company paid $0.3 million in 2013 to lease the property from Mr. Hagel and his wife, Susan Hagel, a former employee of Simpson Strong-Tie.

In December 2009 and January 2010, the Company made loans of $0.7 million and $1.7 million to two entities related to Keymark. Both of these loans bore interest at an annual rate of 5.5%. The $1.7 million loan was repaid in July 2012 and the $0.7 million loan was repaid in January 2013.

In 2011, the Company paid Keymark $2.5 million for fees owed to Keymark for software development, and the Company purchased the software assets of Keymark valued at $11.5 million for $6.2 million in net cash payments and its 46.1% interest in Keymark. The Company no longer has an equity interest in Keymark or any remaining receivables from Keymark. See Note 6.

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

The fair value of each restricted stock unit award is estimated on the date of the award based on the closing market price of the underlying stock on the day preceding the date of the award. On February 3, 2014, 342,950 restricted stock units were awarded, including 9,975 awarded to the Company’s independent directors, at an estimated value of $32.60 per share, the closing price on January 31, 2014. The restrictions on these awards generally lapse one quarter on each of the date of the award and the first, second and third anniversaries of the date of the award. Restrictions on awards to three executive officers of the Company lapse three quarters on the third anniversary of the date of the award and one quarter on the fourth anniversary of the date of the award.

The following table summarizes the Company’s unvested restricted stock unit activity for the year ended December 31, 2013:

			Aggregate
		Weighted-	Intrinsic
	Shares	Average	Value *
Unvested Restricted Stock Units (RSUs)	(in thousands)	Price	(in thousands)

Outstanding at January 1, 2013	264	$33.23
Awarded	359	31.96
Vested	(174)	32.62
Forfeited	(1)	32.47
Outstanding at December 31, 2013	448	$32.48	$16,447
Outstanding and expected to vest at December 31, 2013	436	$32.45	$16,021

*  The intrinsic value is calculated using the closing price per share of $36.73 as reported by the New York Stock Exchange on December 31, 2013.

The total intrinsic value of restricted stock units vested during the years ended December 31, 2013 and 2012, was $5.7 million and $3.1 million, respectively, based on the market value on the award date.

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

The assumptions used in the Black-Scholes option pricing model for options granted in 2011 were as follows:

Number		Risk-
of Options		Free
Granted	Grant	Interest	Dividend	Expected			Fair
(in thousands)	Date	Rate	Yield	Life	Volatility	Exercise Price	Value

1994 Plan
1,362	02/03/11	2.62%	1.75%	6.2 years	39.0%	$29.66 to $32.63	$10.33

1995 Plan
30	02/15/11	2.92%	1.76%	6.6 years	38.0%	$29.58	$10.49

No stock options were granted under the 2011 Plan in 2012 or 2013.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2013:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value*
Non-Qualified Stock Options	(in thousands)	Price	Life	(in thousands)

Outstanding at January 1, 2013	1,907	$31.58	3.8	$5,347
Exercised	(512)	$29.39
Forfeited	(374)	$40.65
Outstanding at December 31, 2013	1,021	$29.35	4.0	$7,539
Outstanding and expected to vest at December 31, 2013	1,003	$29.35	4.0	$7,404
Exercisable at December 31, 2013	573	$29.14	3.9	$4,352

* The intrinsic value represents the amount by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $36.73 as reported by the New York Stock Exchange on December 31, 2013.

The total intrinsic value of stock options exercised during the three years ended December 31, 2013, 2012 and 2011, was $2.6 million, $1.1 million and $0.1 million, respectively.

A summary of the status of unvested stock options as of December 31, 2013, and changes during the year ended December 31, 2013, is presented below:

		Weighted-
		Average
	Shares	Grant-Date
Unvested Options	(in thousands)	Fair Value

Unvested at January 1, 2013	826	$10.25
Vested	(377)	$10.17
Forfeited	(1)	$10.33
Unvested at December 31, 2013	448	$10.31

As of December 31, 2013, total unrecognized compensation cost of $18.1 million was related to unvested stock-based compensation arrangements expected to be awarded under the 2011 Plan and granted under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 1.5 years. Stock options granted under the 1995 Plan are fully vested and the associated expense is fully recognized as of the date of grant.

The Company also maintains a Stock Bonus Plan whereby it awards shares to employees, who do not otherwise participate in one of the Company’s stock-based incentive plans. The number of shares awarded, as well as the period of service, is determined by the Compensation and Leadership Development Committee of the Board. In 2013, 2012 and 2011, the Company issued, and committed to issue, 11 thousand, 9 thousand and 12 thousand shares, respectively, which resulted in pre-tax compensation charges of $0.7 million, $0.5 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. These employees are also awarded cash bonuses, which are included in these charges, to compensate for their income taxes payable as a result of the stock bonuses. Shares have been issued under this Plan in the year following the year in which the employee reached the tenth anniversary of employment with the Company.

14.          Segment Information

The Company is organized into three reporting segments. The segments are defined by the regions where the Company’s products are manufactured, marketed and distributed to the Company’s customers. The three regional segments are the North America segment, comprising primarily the United States and Canada, the Europe segment and the Asia/Pacific segment, comprising the Company’s operations in China, Hong Kong, the South Pacific and the

Middle East. These segments are similar in several ways, including the types of materials, the production processes, the distribution channels and the product applications.

The Administrative & All Other column primarily includes expenses such as self-insured workers compensation claims for employees of the Company’s venting business, which was sold in 2010, stock-based compensation for certain members of management, interest expense, foreign exchange gains or losses and income tax expense, as well as revenues and expenses related to real estate activities, such as rental income and depreciation expense on the Company’s property in Vacaville, California, which the Company has leased to a third party for a 10-year term expiring in August 2020.

The following table shows certain measurements used by management to assess the performance of the segments described above as of December 31, 2013, 2012 and 2011, or for the years then ended:

(in thousands)

	North		Asia/	Administrative
2013	America	Europe	Pacific	& All Other	Total

Net sales	$572,789	$117,799	$14,793	$948	$706,329
Sales to other segments *	4,735	352	16,334	—	21,421
Income (loss) from operations	84,885	1,258	(2,202)	(2,463)	81,478
Depreciation and amortization	17,707	7,019	1,499	1,293	27,518
Impairment of long-lived asset	—	1,025	—	—	1,025
Significant non-cash charges	8,867	1,561	142	2,177	12,747
Provision for (benefit from) income taxes	26,372	2,906	(101)	1,416	30,593
Capital expenditures and asset acquisitions, net of cash acquired	19,424	2,244	1,620	9	23,297
Total assets	627,196	201,384	31,560	93,473	953,613

	North		Asia/	Administrative
2012	America	Europe	Pacific	& All Other	Total

Net sales	$522,895	$122,549	$10,843	$949	$657,236
Sales to other segments *	5,121	430	15,721	—	21,272
Income (loss) from operations	71,586	(8,095)	(2,799)	1,017	61,709
Depreciation and amortization	16,317	7,744	1,330	1,466	26,857
Impairment of goodwill	—	2,346	—	—	2,346
Impairment of long-lived asset	461	342	—	—	803
Significant non-cash charges	7,369	1,053	194	2,051	10,667
Provision for income taxes	15,037	3,544	323	1,099	20,003
Capital expenditures and asset acquisitions, net of cash acquired	23,014	63,156	916	—	87,086
Total assets	583,501	194,000	30,455	82,366	890,322

	North		Asia/	Administrative
2011	America	Europe	Pacific	& All Other	Total

Net sales	$474,722	$118,246	$9,528	$950	$603,446
Sales to other segments *	4,805	575	11,359	—	16,739
Income (loss) from operations	75,350	1,296	(1,471)	(1,118)	74,057
Depreciation and amortization	13,194	4,849	1,211	1,497	20,751
Impairment of goodwill	—	1,282	—	—	1,282
Impairment of long-lived asset	1,094	—	—	—	1,094
Significant non-cash charges	4,464	966	129	1,278	6,837
Provision for (benefit from) income taxes	25,348	2,588	(805)	755	27,886
Capital expenditures and asset acquisitions, net of cash acquired	72,291	5,062	544	19	77,916
Total assets	540,082	180,016	29,306	86,683	836,087

* Sales to other segments are eliminated on consolidation.

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore has been included in the total assets of “Administrative & All Other.” Cash and short-term investment balances in “Administrative & All Other” were $156.0 million, $91.9 million and $68.5 million as of December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the Company had $96.4 million or 38.4% of its cash and cash equivalents held outside the United States in accounts belonging to the Company’s various foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if it were repatriated to the United States. The Company has no plans to repatriate cash and cash equivalents held outside the United States as the Company expects to use such funds for future international growth and acquisitions.

The significant non-cash charges comprise compensation related to the awards under the stock-based incentive plans and the stock bonus plan. The Company’s measure of profit or loss for its reportable segments is income (loss) from operations. The reconciling amounts between consolidated income before tax and consolidated income from operations are net interest income, which is primarily attributed to “Administrative & All Other” and loss from equity method investment, which is attributed to the North America segment.

The following table shows the geographic distribution of how the Company’s net sales and long-lived assets as of December 31, 2013, 2012 and 2011, or for the years then ended:

(in thousands)

	2013		2012		2011
	Net	Long-Lived	Net	Long-Lived	Net	Long-Lived
	Sales	Assets	Sales	Assets	Sales	Assets

United States	$531,968	$152,644	$479,390	$152,456	$433,242	$165,363
Canada	41,626	5,763	44,359	6,182	42,350	5,964
Denmark	14,993	1,907	15,096	2,252	17,158	2,607
United Kingdom	21,852	1,249	23,504	1,232	23,598	1,370
France	36,708	9,302	37,826	10,036	43,319	10,530
Germany	26,058	17,446	27,919	17,651	27,237	4,957
Switzerland	6,019	11,649	6,653	11,628	—	—
Poland	5,982	692	4,847	795	3,004	224
The Netherlands	4,306	63	3,336	92	—	—
Portugal	804	688	1,437	734	—	—
Ireland	31	—	791	2,757	2,720	3,075
China/Hong Kong	9,802	9,499	6,054	9,675	4,754	10,022
Australia	3,289	356	3,386	441	4,586	369
New Zealand	1,701	125	1,404	154	188	138
Other countries	1,190	739	1,234	577	1,290	560
	$706,329	$212,122	$657,236	$216,662	$603,446	$205,179

Net sales and long-lived assets, net of intangible assets, are attributable to the country where the operations are located.

The following table show the distribution of the Company’s net sales by product as of December 31, 2013, 2012 and 2011, or for the years then ended:

(in thousands)

	2013	2012	2011

Wood Construction	$596,849	$558,113	$536,131
Concrete Construction	108,341	97,967	66,031
Other	1,139	1,156	1,284
Total	$706,329	$657,236	$603,446

Wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls and are used for connecting and strengthening wood-based construction primarily in the residential construction market. Concrete construction products include adhesives, specialty chemicals, mechanical anchors, carbide drill bits, powder actuated tools and reinforcing fiber materials and are used for restoration, protection or strengthening concrete, masonry and steel construction in residential, industrial, commercial and infrastructure construction.

The Company’s largest customer, attributable mostly to the North America segment, accounted for 10% of net sales for each of the years ended December 31, 2012 and 2011. No customer accounted for as much as 10% of net sales for the year ended December 31, 2013.

15.          Subsequent Events

At its meeting on February 3, 2014, the Company’s Board of Directors declared a cash dividend of $0.125 per share. The record date for the dividend will be April 3, 2014, and it will be paid on April 24, 2014. At the same meeting, the Board also authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2014.

16.          Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for each of the quarters in 2013 and 2012:

(in thousands, except per share amounts)

	2013				2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	$160,322	$195,877	$195,596	$154,535	$144,686	$172,113	$181,703	$158,734
Cost of sales	90,331	105,724	106,176	89,561	89,482	96,390	98,557	89,329
Gross profit	69,991	90,153	89,420	64,974	55,204	75,723	83,146	69,405

Research and development and other engineering	9,825	9,226	9,484	8,308	8,763	8,916	9,043	9,198
Selling	21,448	20,630	21,652	21,371	21,109	20,941	19,881	20,432
General and administrative	25,411	28,781	28,595	26,290	23,799	23,843	27,087	26,244
Impairment of goodwill	—	—	—	—	2,346	—	—	—
Loss (gain) on sale of assets	1,404	631	11	(8)	124	33	(13)	23
Income (loss) from operations	11,903	30,885	29,678	9,013	(937)	21,990	27,148	13,508

Interest income, net	54	(9)	1	38	35	55	58	65
Income (loss) before income taxes	11,957	30,876	29,679	9,051	(902)	22,045	27,206	13,573

Provision for (benefit from) income taxes	4,289	10,870	11,177	4,256	(6,785)	9,069	11,347	6,372

Net income	$7,668	$20,006	$18,502	$4,795	$5,883	$12,976	$15,859	$7,201

Earnings per common share:

Basic	$0.16	$0.41	$0.38	$0.10	$0.12	$0.27	$0.33	$0.15
Diluted	0.16	0.41	0.38	0.10	0.12	0.27	0.33	0.15

Cash dividends declared per common share	$0.125	$0.125	$0.125	$—	$0.25	$0.125	$0.125	$0.125

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

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

for the years ended December 31, 2013, 2012 and 2011

Column A	Column B	Column C		Column D	Column E
		Additions
		Charged	Charged
	Balance at	to Costs	to Other		Balance
(in thousands)	Beginning	and	Accounts —		at End
Classification	of Year	Expenses	Write-offs	Deductions	of Year

Year Ended December 31, 2013
Allowance for doubtful accounts	$1,287	$(48)	$—	$294	$945
Allowance for sales discounts	1,632	(181)	—	—	1,451
Allowance for deferred tax assets	9,720	1,458	—	5,632	5,546

Year Ended December 31, 2012
Allowance for doubtful accounts	991	355	—	59	1,287
Allowance for sales discounts	1,231	401	—	—	1,632
Allowance for deferred tax assets	6,279	3,600	—	159	9,720

Year Ended December 31, 2011
Allowance for doubtful accounts	1,344	67	—	420	991
Allowance for sales discounts	1,181	50	—	—	1,231
Allowance for deferred tax assets	7,167	1,082	—	1,970	6,279

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures. As of December 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the CEO and the CFO, does not, however, expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will necessarily prevent all fraud and material errors. Internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the facts that there are resource constraints and that the benefits of controls must be considered relative to their costs. The inherent limitations in internal control over financial reporting include the realities that judgments can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of internal control is also based in part on assumptions about the likelihood of future events, and there can be only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential events and conditions. Over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

Based on the Company’s evaluation, the Company’s CEO and CFO concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were not effective as a result of the material weaknesses that existed in its internal control over financial reporting as described below in Management’s Report on Internal Control over Financial Reporting.

Notwithstanding the material weaknesses discussed below, the Company’s management, including the CEO and CFO, concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, using the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, due to the material weaknesses described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2013:

(a) The Company’s management did not design and maintain effective controls over the valuation of goodwill. Specifically, management did not design a review precise enough to determine the accuracy and support of certain forecasts and assumptions related to the goodwill impairment assessments. This material weakness resulted in errors in the Company’s step-one goodwill impairment models, which were not detected by its internal control review process.

(b) The Company’s management did not design and maintain effective internal controls related to the valuation of indefinite-lived in-process research and development intangible assets. Specifically, management did not design a process or controls to evaluate impairments at the individual asset level in accordance with GAAP.

While the Company’s management concluded that these material weaknesses did not result in any misstatements, they could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement in the annual or interim consolidated financial statements that would not be prevented or detected.

PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, which is included herein.

Management’s Plan for Remediation. The Company’s management has been actively engaged in developing a comprehensive remediation plan to address fully the material weaknesses. Remediation efforts are expected to be completed by the end of the second quarter of 2014 and to include the following:

·      enhance the controls over the review of the goodwill assessment for impairment, determining that management forecasts and assumptions do not contain input errors; and

·      design an appropriate process and controls to evaluate indefinite-lived intangible assets for impairment in accordance with GAAP.

The Company’s management believes the foregoing efforts will effectively remediate the material weaknesses. As management continues to evaluate and work to improve the Company’s internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan described above.

Changes in Internal Control over Financial Reporting. During the three months ended December 31, 2013, the Company made no changes to its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 22, 2014, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2013, which information is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 22, 2014, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2013, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 22, 2014, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2013, which information is incorporated herein by reference. The other information required by this Item appears in this report under “Item 5 — Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 22, 2014, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2013, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 22, 2014, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2013, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report:

1.     Consolidated financial statements

The following consolidated financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2012 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2013, is filed as part of this Annual Report:

Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2013, 2012 and 2011

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

3.2                 Bylaws of Simpson Manufacturing Co., Inc., as amended through February 3, 2014, are incorporated by reference to Exhibit 3.2 of its Current Report on Form 8-K dated February 3, 2014.

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

10.6          Compensation of Named Executive Officers is incorporated by reference to Exhibit 10 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated December 11, 2013.

10.7          Simpson Manufacturing Co., Inc. 2011 Incentive Plan is incorporated by reference to Exhibit A of Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 10, 2011.

10.8          Separation agreement dated as of July 3, 2013, between Michael J. Herbert, Vice President of Simpson Manufacturing Co., Inc., on the one hand, and Simpson Manufacturing Co., Inc., on the other hand, is incorporated by reference to Exhibit 10.11 of Simpson Manufacturing Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

101             Financial statements from the annual report on Form 10-K of Simpson Manufacturing Co., Inc. for the year ended December 31, 2013, formatted in XBRL, are filed herewith and include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statement of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 7, 2014		Simpson Manufacturing Co., Inc.
(Registrant)

	By	/s/Brian Magstadt
Brian Magstadt
Chief Financial Officer
and Duly Authorized Officer
of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/Karen Colonias	President, Chief Executive	March 7, 2014
(Karen Colonias)	Officer and Director

Chief Financial Officer:

/s/Brian Magstadt	Chief Financial Officer,	March 7, 2014
(Brian Magstadt)	Treasurer and Secretary
(principal accounting and financial officer)

Directors:

/s/Thomas J Fitzmyers	Chairman of the Board	March 7, 2014
(Thomas J Fitzmyers)	and Director

/s/James S. Andrasick	Director	March 7, 2014
(James S. Andrasick)

/s/Jennifer A. Chatman	Director	March 7, 2014
(Jennifer A. Chatman)

/s/Earl F. Cheit	Director	March 7, 2014
(Earl F. Cheit)

/s/Gary M. Cusumano	Director	March 7, 2014
(Gary M. Cusumano)

/s/Peter N. Louras	Director	March 7, 2014
(Peter N. Louras)

/s/Robin G. MacGillivray	Director	March 7, 2014
(Robin G. MacGillivray)

/s/Barry Lawson Williams	Director	March 7, 2014
(Barry Lawson Williams)