Form 10-Q
period 2014-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2014-05-09
CIK 920371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2014

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of March 31, 2014:  48,938,691

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	March 31,		December 31,
	2014	2013	2013
ASSETS
Current assets
Cash and cash equivalents	$211,988	$141,965	$251,208
Trade accounts receivable, net	114,159	102,813	90,017
Inventories	216,529	202,341	197,728
Deferred income taxes	12,998	12,419	12,699
Assets held for sale	—	577	—
Other current assets	16,073	20,377	16,454
Total current assets	571,747	480,492	568,106

Property, plant and equipment, net	207,457	211,010	209,533
Goodwill	129,433	122,582	129,218
Intangible assets, net	39,728	50,636	41,773
Other noncurrent assets	4,804	6,827	4,983
Total assets	$953,169	$871,547	$953,613
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and notes payable	$83	$1,214	$103
Trade accounts payable	31,291	30,958	34,933
Accrued liabilities	48,946	31,290	51,745
Accrued profit sharing trust contributions	2,005	1,849	5,784
Accrued cash profit sharing and commissions	8,105	4,707	6,049
Accrued workers’ compensation	5,119	4,673	4,591
Total current liabilities	95,549	74,691	103,205

Deferred income tax and other long-term liabilities	10,111	8,435	9,129
Total liabilities	105,660	83,126	112,334
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, at par value	489	485	486
Additional paid-in capital	208,870	184,550	207,418
Retained earnings	621,260	597,104	615,289
Accumulated other comprehensive income	16,890	6,282	18,086
Total stockholders’ equity	847,509	788,421	841,279
Total liabilities and stockholders’ equity	$953,169	$871,547	$953,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except per-share amounts, unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$168,288	$154,281
Cost of sales	90,526	89,561
Gross profit	77,762	64,720
Operating expenses:
Research and development and other engineering	9,700	8,308
Selling	21,819	21,371
General and administrative	26,922	26,036
Gain on sale of assets	(285)	(8)
	58,156	55,707
Income from operations	19,606	9,013
Interest income, net	85	38
Income before taxes	19,691	9,051
Provision for income taxes	7,604	4,256
Net income	$12,087	$4,795

Earnings per common share:
Basic	$0.25	$0.10
Diluted	$0.25	$0.10

Number of shares outstanding
Basic	48,899	48,536
Diluted	49,065	48,626

Cash dividends declared per common share	$0.125	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$12,087	$4,795
Other comprehensive loss
Translation adjustment, net of tax of $11 and ($84), respectively	(1,196)	(5,817)
Comprehensive income (loss)	$10,891	$(1,022)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

for the three months ended March 31, 2013 and 2014, and for the nine months ended December 31, 2013

(In thousands except per-share amounts, unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2013	48,422	$483	$184,677	$592,309	$12,099	$—	$789,568
Net income	—	—	—	4,795	—	—	4,795
Translation adjustment, net of tax	—	—	—	—	(5,817)	—	(5,817)
Stock options exercised	18	1	495	—	—	—	496
Stock-based compensation	—	—	2,813	—	—	—	2,813
Tax effect of options exercised	—	—	(1,843)	—	—	—	(1,843)
Shares issued from release of Restricted Stock Units	108	1	(1,907)	—	—	—	(1,906)
Common stock issued at $33.83 per share for stock bonus	9	—	315	—	—	—	315
Balance, March 31, 2013	48,557	485	184,550	597,104	6,282	—	788,421
Net income	—	—	—	46,176	—		46,176
Translation adjustment, net of tax	—	—	—	—	11,758	—	11,758
Pension adjustment, net of tax	—	—	—	—	46	—	46
Stock options exercised	494	4	14,557	—	—	—	14,561
Stock-based compensation	—	—	9,277	—	—	—	9,277
Tax effect of options exercised	—	—	(802)	—	—	—	(802)
Shares issued from release of Restricted Stock Units	3	1	(167)	—	—	—	(166)
Repurchase of common stock	(342)	—	—	—	—	(9,825)	(9,825)
Retirement of treasury stock	—	(4)	—	(9,821)	—	9,825	—
Cash dividends declared on common stock, $0.375 per share	—	—	—	(18,170)	—	—	(18,170)
Common stock issued at $31.58 per share for stock bonus	—	—	3	—	—	—	3
Balance, December 31, 2013	48,712	486	207,418	615,289	18,086	—	841,279
Net income	—	—	—	12,087	—	—	12,087
Translation adjustment, net of tax	—	—	—	—	(1,196)	—	(1,196)
Stock options exercised	62	1	1,768	—	—	—	1,769
Stock-based compensation	—	—	2,379	—	—	—	2,379
Tax effect of options exercised	—	—	(135)	—	—	—	(135)
Shares issued from release of Restricted Stock Units	153	2	(2,962)	—	—	—	(2,960)
Cash dividends declared on common stock, $0.125 per share	—	—	—	(6,116)	—	—	(6,116)
Common stock issued at $35.87 per share for stock bonus	11	—	402	—	—	—	402
Balance, March 31, 2014	48,938	$489	$208,870	$621,260	$16,890	$—	$847,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income	$12,087	$4,795
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of assets	(285)	(8)
Depreciation and amortization	7,684	7,487
Impairment loss on assets	—	1,024
Deferred income taxes	1,651	2,093
Noncash compensation related to stock plans	2,657	2,977
Excess tax benefit of options exercised	(8)	—
Provision for doubtful accounts	(53)	(39)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(24,220)	(21,006)
Inventories	(19,128)	823
Trade accounts payable	(3,403)	(5,578)
Income taxes payable	4,140	927
Accrued profit sharing trust contributions	(3,770)	(3,335)
Accrued cash profit sharing and commissions	2,057	1,318
Other current assets	(2,977)	16
Accrued liabilities	(5,022)	(9,179)
Long-term liabilities	(950)	(612)
Accrued workers’ compensation	528	(18)
Other noncurrent assets	54	(417)
Net cash used in operating activities	(28,958)	(18,732)
Cash flows from investing activities
Capital expenditures	(4,193)	(4,632)
Asset acquisitions, net of cash acquired	—	(5,300)
Proceeds from sale of property and equipment	451	17
Loan repayment by related parties	—	605
Net cash used in investing activities	(3,742)	(9,310)
Cash flows from financing activities
Deferred and contingent consideration paid for asset acquisition	(1,294)	—
Debt and line of credit borrowings	—	1,080
Repayment of debt and line of credit borrowings	(20)	(20)
Issuance of common stock	1,769	496
Excess tax benefit of options exercised	8	—
Dividends paid	(6,089)	(6,053)
Net cash used in financing activities	(5,626)	(4,497)
Effect of exchange rate changes on cash and cash equivalents	(894)	(1,049)
Net decrease in cash and cash equivalents	(39,220)	(33,588)
Cash and cash equivalents at beginning of period	251,208	175,553
Cash and cash equivalents at end of period	$211,988	$141,965
Noncash activity during the period
Noncash capital expenditures	$406	$140
Dividends declared but not paid	6,116	—
Issuance of Company’s common stock for compensation	402	315

The accompanying notes are an integral part of these condensed consolidated financial statements.

Simpson Manufacturing Co., Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.             Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries (the “Company”). Investments in 50% or less owned affiliates are accounted for using either cost or the equity method. All significant intercompany transactions have been eliminated.

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These interim statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report”).

The unaudited quarterly condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial information set forth therein, in accordance with GAAP. The year-end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP. The Company’s quarterly results fluctuate. As a result, the Company believes the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any future period.

Revisions

The Company revised its March 31, 2013, Condensed Consolidated Balance Sheet to classify $5.4 million of indefinite-lived assets as intangible assets, net, that had erroneously been classified as other noncurrent assets. The Condensed Consolidated Statement of Operations for the three months ended March 31, 2013, was revised to reflect $0.3 million of rent income from properties rented to third-parties as an offset to general and administrative expense rather than as net sales as originally reported in error. With this revision, rental incomes are reported, net of related expenses, in general and administrative expense. These revisions were not considered material to the affected periods.

Out-of-Period Adjustment

In the first quarter of 2014, the Company recorded an out-of-period adjustment, which had the effect of increasing gross profit, income from operations and net income by $2.3 million, $2.0 million and $1.3 million, respectively. The adjustment resulted from an over-statement of prior periods’ workers compensation expense, net of cash profit sharing expense, and was not material to the current period or any prior period.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and incentives, whether actual or estimated, based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectability is reasonably assured and pricing is fixed or determinable. The Company’s general shipping terms are F.O.B. shipping point, where title is transferred and revenue is recognized when the products are shipped to customers. When the Company sells F.O.B. destination point, title is transferred and the Company recognizes revenue on delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing after-market repair and maintenance, engineering activities, software license sales and services and lease income, though significantly less than 1% of net sales and not material to the condensed consolidated financial statements, are recognized as the services are completed or the software products and services are delivered. If actual costs of sales returns, incentives and discounts were to significantly exceed the recorded estimated allowance, the Company’s sales would be adversely affected.

Net Earnings Per Common Share

Basic earnings per common share is computed based on the weighted-average number of common shares outstanding. Potentially dilutive securities, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per common share to diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2014	2013
Net income available to common stockholders	$12,087	$4,795
Basic weighted-average shares outstanding	48,899	48,536
Dilutive effect of potential common stock equivalents — stock options	166	90
Diluted weighted-average shares outstanding	49,065	48,626
Earnings per common share:
Basic	$0.25	$0.10
Diluted	0.25	0.10
Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	—	—

Accounting for Stock-Based Compensation

With the approval of the Company’s stockholders on April 26, 2011, the Company adopted the Simpson Manufacturing Co., Inc. 2011 Incentive Plan (the “2011 Plan”). The 2011 Plan amended and restated in their entirety, and incorporated and superseded, both the Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”), which was principally for the Company’s employees, and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”), which was for its directors who are not employees. Options previously granted under the 1994 Plan or the 1995 Plan were not affected by the adoption of the 2011 Plan and continue to be governed by the 1994 Plan or the 1995 Plan, respectively.

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

Under the 2011 Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock and restricted stock units, although the Company currently intends to award primarily restricted stock units and to a lesser extent, if at all, non-qualified stock options. The Company has not awarded, and does not currently intend to award, incentive stock options or restricted stock. Under the 2011 Plan, no more than 16.3 million shares of the Company’s common stock may be issued (including shares already issued) pursuant to all awards under the 2011 Plan, including on exercise of options previously granted under the 1994 Plan and the 1995 Plan. Shares of common stock to be issued pursuant to the 2011 Plan are registered under the Securities Act of 1933.

The following table represents the Company’s stock option and restricted stock unit activity for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in thousands)	2014	2013
Stock-based compensation expense recognized in operating expenses	$2,476	$2,879
Tax benefit of stock-based compensation expense in provision for income taxes	910	1,048
Stock-based compensation expense, net of tax	$1,566	$1,831
Fair value of shares vested	$2,379	$2,813
Proceeds to the Company from the exercise of stock-based compensation	$1,769	$496
Tax effect from exercise of stock-based compensation, including shortfall tax benefits	$(135)	$(1,843)

	At March 31,
(in thousands)	2014	2013
Stock-based compensation cost capitalized in inventory	$459	$361

The amounts included in cost of sales, research and development and other engineering, selling, or general and administrative expense depend on the job functions performed by the employees to whom the stock options and restricted stock units were awarded.

The assumptions used to calculate the fair value of restricted stock units awarded are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Fair Value of Financial Instruments

The “Fair Value Measurements and Disclosures” topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company’s investments consisted of only United States Treasury securities and money market funds, which are the Company’s primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. The balance of the Company’s primary financial instruments was as follows:

	At March 31,		At December 31
(in thousands)	2014	2013	2013
Financial instruments	$99,235	$59,074	$117,571

The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions is classified as Level 3 within the fair value hierarchy and is based on the Company’s unobserved inputs and assumptions, which are used to measure the liabilities at fair value.

Income Taxes

The Company uses an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in each interim period. The effective tax rate was lower in the first quarter of 2014 than in the first quarter of 2013, primarily due to reduced first quarter 2014 operating losses in the Europe and Asia/Pacific segments, for which no tax benefit was recorded.

The following table presents the Company’s effective tax rates and income tax expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in thousands, except percentages)	2014	2013
Effective tax rate	38.6%	47.0%
Provision for income taxes	$7,604	$4,256

Acquisitions

In February 2013, the Company purchased certain assets relating to the TJ® ShearBrace (“ShearBrace”) product line of Weyerhaeuser NR Company (“Weyerhaeuser”) for $5.3 million in cash. The ShearBrace is a line of pre-fabricated shearwalls that complements the Company’s Strong-Wall shearwall, and is sold throughout North America. The Company’s measurement of assets acquired included goodwill of $0.9 million that has been assigned to the North America segment, and intangible assets of $3.6 million, both of which are subject to tax-deductible amortization. Net tangible assets consisting of inventory and equipment accounted for the balance of the purchase price. The weighted-average amortization period for the intangible assets is 11.3 years.

In November 2013, the Company purchased certain assets related to a connector product line from Bierbach GmbH & Co. KG (“Bierbach”), a Germany corporation, for $1.2 million in cash and a contingent liability of $0.8 million. Bierbach manufactured and sold a line of connectors, primarily in Germany. The Company’s provisional measurement of assets acquired included goodwill of $0.7 million, which was assigned to the Europe segment, and intangible assets of $0.6 million, both of which are subject to tax-deductible amortization. Net tangible assets consisting of inventory and tooling accounted for the balance of the purchase price.

In the first quarter of 2014, the Company paid $1.1 million in deferred consideration and $0.2 million in contingent consideration related to the acquisition of S&P Clever Reinforcement Company AG and S&P Clever International AG (collectively, “S&P Clever”). The remaining deferred and contingent consideration of $1.5 million is payable in the first quarter of 2015.

Under the business combinations topic of the FASB ASC, the Company accounted for these acquisitions as business combinations and ascribed acquisition-date fair values to the acquired assets. Provisional fair value measurements were made in the first and fourth quarters of 2013 for the acquired assets of ShearBrace and Bierbach, respectively. Adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as information necessary to complete the analysis is obtained. Fair value of intangible assets was based on Level 3 inputs. The Company has completed the measurement process for ShearBrace assets and expects the measurement process for the Bierbach acquisition to be finalized within a year of its acquisition date.

Pro-forma financial information is not presented as it would not be materially different from the information presented in the Condensed Consolidated Statements of Operations.

Recently Issued Accounting Standards

In April 2014, the FASB issued ASC Update No. 2014-08 (Topic 205 and Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASC update modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. This update also requires additional financial statement disclosures about discontinued operations, as well as disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The updated guidance is effective prospectively for years beginning on or after December 15, 2014.  The Company expects that the adoption of ASC Update 2014-08 will not materially affect its financial position or results of operations.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

2.             Trade Accounts Receivable, Net

Trade accounts receivable consisted of the following:

	At March 31,		At December 31,
(in thousands)	2014	2013	2013
Trade accounts receivable	$117,728	$105,880	$92,413
Allowance for doubtful accounts	(870)	(1,134)	(945)
Allowance for sales discounts and returns	(2,699)	(1,933)	(1,451)
	$114,159	$102,813	$90,017

3.             Inventories

Inventories consisted of the following:

	At March 31,		At December 31,
(in thousands)	2014	2013	2013
Raw materials	$92,671	$90,697	$81,338
In-process products	19,822	18,118	18,475
Finished products	104,036	93,526	97,915
	$216,529	$202,341	$197,728

4.             Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:

	At March 31,		At December 31,
(in thousands)	2014	2013	2013
Land	$29,960	$30,364	$29,347
Buildings and site improvements	178,135	173,923	178,391
Leasehold improvements	5,492	4,708	5,213
Machinery, equipment, and software	229,112	213,865	225,831
	442,699	422,860	438,782
Less accumulated depreciation and amortization	(240,289)	(221,468)	(235,535)
	202,410	201,392	203,247
Capital projects in progress	5,047	9,618	6,286
	$207,457	$211,010	$209,533

5.             Goodwill and Intangible Assets, Net

Goodwill was as follows:

	At March 31,		At December 31,
(in thousands)	2014	2013	2013
North America	$84,690	$81,205	$84,822
Europe	42,982	39,390	42,690
Asia/Pacific	1,761	1,987	1,706
Total	$129,433	$122,582	$129,218

Amortizable and indefinite-lived intangible assets, net, were as follows:

	At March 31, 2014
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$34,495	$(17,278)	$17,217
Europe	33,367	(10,856)	22,511
Total	$67,862	$(28,134)	$39,728

	At March 31, 2013
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$40,551	$(13,313)	$27,238
Europe	31,171	(7,773)	23,398
Total	$71,722	$(21,086)	$50,636

	At December 31, 2013
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$34,520	$(15,909)	$18,611
Europe	33,217	(10,055)	23,162
Total	$67,737	$(25,964)	$41,773

Intangible assets consist primarily of definite-lived intangible assets such as customer relationships, patents, unpatented technology and non-compete agreements and indefinite-lived intangible assets consist of in-process research and development assets. Amortization expense for definite-lived intangible assets during the three months ended March 31, 2014 and 2013, totaled $2.2 million and $2.0 million, respectively.

At March 31, 2014, estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)
Remaining nine months of 2014	$4,866
2015	6,068
2016	5,877
2017	4,066
2018	3,042
2019	3,014
Thereafter	7,089
$34,022

The changes in the carrying amount of goodwill and intangible assets for the three months ended March 31, 2014, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2013	$129,218	$41,773
Amortization	—	(2,170)
Foreign exchange	215	125
Balance at March 31, 2014	$129,433	$39,728

6.             Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at March 31, 2014, was $304.7 million, including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300.0 million in available credit. This credit facility will expire in July 2017. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR1screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at March 31, 2014, the LIBOR Rate was 0.24%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company also paid customary closing fees as specified in a separate fee agreement between the Company and Wells Fargo Bank, National Association, in its capacity as the Agent under the credit agreement.

The Company’s borrowing capacity under other revolving credit lines and a term note totaled $4.7 million at March 31, 2014. The other revolving credit lines and term note charge interest ranging from 1.110% to 7.25%, have maturity dates from December 2014 to July 2017, and had outstanding balances totaling $0.1 million, $1.2 million and $0.1 million at March 31, 2014, March 31, 2013, and December 31, 2013, respectively. The Company was in compliance with its financial covenants at March 31, 2014.

7.             Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.  The resolution of claims and litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

Pending Claims

Four lawsuits (the “Cases”) have been filed against the Company in the Hawaii First Circuit Court: Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4”).  Case 1 was filed on November 18, 2009.  Cases 2 and 3 were originally filed on June 30, 2009.  Case 4 was filed on August 19, 2009.  The Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage.  Case 1 is a putative class action brought by the owners of allegedly affected Ocean Pointe houses.  Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new representative plaintiff.  Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments.  Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products.  Case 4 is a putative class action brought, like Case 1, by owners of allegedly affected Ocean Pointe homes.  In Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are actually the fault of the Company. Similarly, Haseko’s sub-contractors on the Ocean Pointe development brought cross-claims against the Company seeking indemnity and contribution for any amounts for which they may ultimately be found liable. None of the Cases alleges a specific amount of damages sought, although each of the Cases seeks compensatory damages, and Case 1 seeks punitive damages.  Cases 1 and 4 have been consolidated.  In December 2012, the Court granted the Company summary judgment on the claims asserted by the plaintiff homeowners in Cases 1 and 4, and on the third party complaint and cross-claims asserted by Haseko and the sub-contractors, respectively, in Case 4. In April 2013, the Court granted Haseko and the sub-contractors’ motion for leave to amend their cross-claims to allege a claim for negligent misrepresentation. The Company continues to investigate the facts underlying the claims asserted in the Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed.  At this time, the likelihood that the Company will be found liable under any legal theory and the extent of such liability, if any, are unknown.  Management believes the Cases may not be resolved for an extended period in the absence of agreement to settle the Cases and other related legal proceedings (discussed below). The Company is defending itself vigorously in connection with the Cases.

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

Based on recent mediation, a tentative settlement in principle has been reached to resolve all of these legal proceedings, including Cases 1, 2, 3 and 4; the National Union action; the Fireman’s Fund action; and the San Francisco coverage action.  No settlement agreement has been documented or is currently enforceable.  If the tentative settlement in principle is documented in a final, enforceable agreement and its conditions are satisfied, the Company will incur no uninsured liability in any of these legal proceedings. The Company cannot predict when, if ever, any settlement will be finalized, and an unfavorable outcome could result in uninsured liability that substantially exceeds the amount of such tentative settlement in principle. It is not possible to reasonably estimate the amount or range of any such possible excess.

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

The fair value of each restricted stock unit award is estimated on the date of the award based on the closing market price of the underlying stock on the day preceding the date of the award. On February 3, 2014, 342,950 restricted stock units were awarded, including 9,975 awarded to the Company’s directors who are not employees, at an estimated value of $30.98 per share, based on the closing price on January 31, 2014. The restrictions on these awards generally lapse one quarter on the date of the award and one quarter on each of the first, second and third anniversaries of the date of the award.

The following table summarizes the Company’s unvested restricted stock unit activity for the three months ended March 31, 2014:

	Shares	Weighted-	Aggregate Intrinsic Value *
Unvested Restricted Stock Units (RSUs)	(in thousands)	Average Price	(in thousands)
Outstanding at January 1, 2014	448	$32.45
Awarded	343
Vested	(245)
Outstanding at March 31, 2014	546	$31.68	$19,294
Outstanding and expected to vest at March 31, 2014	533	$31.69	$16,904

*  The intrinsic value is calculated using the closing price per share of $35.33 as reported by the New York Stock Exchange on March 31, 2014.

Based on the market value on the award date, the total intrinsic value of vested restricted stock units during the three-month periods ended March 31, 2014 and 2013, was $7.9 million and $5.5 million, respectively.

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

No stock options were granted in 2013 or the first three months of 2014. The following table summarizes the Company’s stock option activity for the three months ended March 31, 2014:

	Shares	Weighted- Average	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value *
Non-Qualified Stock Options	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at January 1, 2014	1,021	$29.35
Exercised	(61)
Forfeited	(3)
Outstanding at March 31, 2014	957	$29.38		$5,696
Outstanding and expected to vest at March 31, 2014	939	$29.37	3.7	$5,593
Exercisable at March 31, 2014	637	$29.24	3.7	$3,883

*  The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the stock option, using the closing price per share of $35.33 as reported by the New York Stock Exchange on March 31, 2014.

The total intrinsic value of stock options exercised during the three-month periods ended March 31, 2014 and 2013, was $0.3 million and $0.1 million, respectively.

A summary of the status of unvested stock options as of March 31, 2014, and changes during the three months ended March 31, 2014, are presented below:

	Shares	Weighted- Average Grant-Date Fair
Unvested Stock Options	(in thousands)	Value
Unvested at January 1, 2014	448	$10.31
Vested	(128)	10.26
Unvested at March 31, 2014	320	$10.33

As of March 31, 2014, $13.7 million of total unrecognized compensation cost was related to unvested stock-based compensation arrangements under the 2011 Incentive Plan and is expected to be recognized over a weighted-average period of 2.0 years.

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

The following table illustrates certain measurements used by management to assess the performance as of or for the following eriods:

	Three Months Ended March 31,
(in thousands)	2014	2013
Net Sales
North America	$136,882	$127,737
Europe	27,647	23,900
Asia/Pacific	3,759	2,644
Administrative and all other	—	—
Total	$168,288	$154,281
Sales to Other Segments*
North America	$1,130	$761
Europe	466	280
Asia/Pacific	3,072	4,136
Total	$4,668	$5,177
Income (Loss) from Operations
North America	$22,561	$15,260
Europe	(919)	(4,180)
Asia/Pacific	(1,151)	(1,184)
Administrative and all other	(885)	(883)
Total	$19,606	$9,013

* The sales to other segments are eliminated in consolidation.

			At
	At March 31,		December 31,
(in thousands)	2014	2013	2013
Total Assets
North America	$630,323	$580,882	$627,196
Europe	203,606	182,687	201,384
Asia/Pacific	29,932	29,303	31,560
Administrative and all other	89,308	78,675	93,473
Total	$953,169	$871,547	$953,613

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $116.1 million, $62.5 million, and $156.0 million, as of March 31, 2014 and 2013, and December 31, 2013, respectively.

The following table illustrates the distribution of the Company’s net sales by product group for the following periods:

	Three Months Ended March 31,
(in thousands)	2014	2013
Wood Construction	$144,676	$132,795
Concrete Construction	23,524	21,421
Other	88	65
Total	$168,288	$154,281

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

10.                               Subsequent Events

In April 2014, the Company’s Board of Directors declared a cash dividend of $0.14 per share, estimated to total $6.9 million, to be paid on July 24, 2014, to stockholders of record on July 3, 2014.

In April 2014, a tentative settlement in principle was reached to resolve certain pending legal proceedings.  See note 7.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This document contains forward-looking statements, based on numerous assumptions and subject to risks and uncertainties, such as statements below regarding full-year 2014 sales, profits, gross profit margins, effective tax rate and capital spending and regarding future steel prices. Although the Company believes that the forward-looking statements are reasonable, it does not and cannot give any assurance that its beliefs and expectations will prove to be correct. Many factors could significantly affect the Company’s operations and cause the Company’s actual results to be substantially different from the Company’s expectations. Those factors include, but are not limited to: (i) general economic and construction business conditions; (ii) customer acceptance of the Company’s products; (iii) relationships with key customers; (iv) materials and manufacturing costs; (v) the financial condition of customers, competitors and suppliers; (vi) technological developments; (vii) increased competition; (viii) changes in capital and credit market conditions; (ix) governmental and business conditions in countries where the Company’s products are manufactured and sold; (x) changes in trade regulations; (xi) the effect of acquisition activity; (xii) changes in the Company’s plans, strategies, objectives, expectations or intentions; and (xiii) other risks and uncertainties indicated from time to time in the Company’s filings with the U.S. Securities and Exchange Commission. See “Part II, Item 1A - Risk Factors.” Actual results might differ materially from results suggested by any forward-looking statements in this report. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 2014. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Overview

The Company designs, manufactures and sells building construction products that are of high quality and performance, easy to use and cost-effective for customers. It operates in three business segments determined by geographic region: North America, Europe and Asia/Pacific. The Company’s stated goals are to strengthen its core wood construction products, expand its global footprint to be less dependent on housing starts in the United States and continue to invest in strategic initiatives, such as expanding its offering of concrete construction products, particularly specialty chemicals, and wood construction products, particularly truss plates and software.

The North America, Europe and Asia/Pacific segments all sell both wood and concrete construction products.

Until recently, the Europe segment sold primarily wood construction products. Although, the Europe segment’s first quarter results were an improvement from the prior year, it is too early for the Company to estimate whether the Europe segment may report an operating profit for the current year.

With the expansion of product lines that repair, protect and strengthen concrete, brick, masonry or asphalt construction, concrete construction product sales have increased in the Asia/Pacific segment. Based on current conditions, the Company expects the Asia/Pacific segment to report an operating loss for the current year.

The Admin & All Other column below includes expenses such as self-insured workers compensation claims, if any, for certain members of management, stock compensation for certain members of management, interest expense, foreign exchange gains or losses and income tax expense. It also includes revenues and expenses related to real estate activities, such as rental income and associated expenses on the Company’s facility in Vacaville, California, which the Company has leased to a third party for a term expiring in August 2020.

The Company has continued to benefit from increased housing starts with increased sales volumes in the first quarter of 2014, particularly in the North America segment. Unlike lumber or other products that have a more direct correlation to housing starts, however, the Company’s products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. The Company’s products are used in a sequential process that follows the construction process. Residential and commercial construction begins with the foundation, followed by the wall and the roof systems, and the installation of the Company’s products flow into a project or a house according to those schedules. Foundation product sales could be considered a leading indicator. Sales of these products in the first quarter of 2014 increased compared to the same period in 2013.

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

Results of Operations for the Three Months Ended March 31, 2014, Compared with the Three Months Ended March 31, 2013

Net sales increased 9.1% to $168.3 million in the first quarter of 2014 from $154.3 million in the first quarter of 2013. The Company had net income of $12.1 million for the first quarter of 2014 compared to net income of $4.8 million for the first quarter of 2013. Diluted net income per common share was $0.25 for the first quarter of 2014 compared to $0.10 per common share for the first quarter of 2013. Income from operations increased 117.5% to $19.6 million in the first quarter of 2014 from $9.0 million in the first quarter of 2013. The following table illustrates the differences in the Company’s operating results in the three months ended March 31, 2014, from the three months ended March 31, 2013, and the increases or decreases for each category by segment.

	Three Months					Three Months
	Ended	Increase (Decrease) in Operating Segment				Ended
	Mar. 31,	North		Asia/	Admin &	Mar. 31,
(in thousands)	2013	America	Europe	Pacific	All Other	2014
Net sales	$154,281	$9,145	$3,747	$1,115	$—	$168,288
Cost of sales	89,561	(1,053)	1,267	804	(53)	90,526
Gross profit	64,720	10,198	2,480	311	53	77,762
Research and development and other engineering expense	8,308	877	403	112	—	9,700
Selling expense	21,371	61	216	202	(31)	21,819
General and administrative expense	26,036	2,301	(1,456)	(44)	85	26,922
Gain on sale of assets	(8)	(341)	56	8	—	(285)
Income from operations	9,013	7,300	3,261	33	(1)	19,606
Interest income, net	38	(3)	55	(16)	11	85
Income before income taxes	9,051	7,297	3,316	17	10	19,691
Provision for income taxes	4,256	3,324	39	(78)	63	7,604
Net income	$4,795	$3,973	$3,277	$95	$(53)	$12,087

Net sales

The following table represents net sales by segment for the three-month periods ended March 31, 2013 and 2014:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended:
March 31, 2013	$127,737	$23,900	$2,644	$154,281
March 31, 2014	136,882	27,647	3,759	168,288
Increase	$9,145	$3,747	$1,115	$14,007
Percentage increase	7.2%	15.7%	42.2%	9.1%

The following table represents segment net sales as percentages of total net sales for three-month periods ended March 31, 2013 and 2014:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2013 net sales	82.8%	15.5%	1.7%	100.0%
Percentage of total 2014 net sales	81.3%	16.4%	2.3%	100.0%

The Company’s first quarter 2014 net sales increased in the North America, Europe and Asia/Pacific segments, with North America reporting the largest absolute increase. North America and Europe sales benefited from improved economic activity, while Europe and parts of the United States benefited from a mild winter.

•                  Segment net sales:

•                  North America  —  Net sales increased 7.2% in the first quarter of 2014, compared to the first quarter of 2013. Net sales in the United States increased over the same period in 2013, primarily due to increased sales volumes, partly offset by slightly lower average selling prices. Canada net sales increased slightly over the same period in 2013 due to increased sales volumes, partly offset by the effects of foreign currency translations and lower average selling prices.

•                  Europe  — Net sales increased 15.7% in the first quarter of 2014 compared to the first quarter of 2013,  mostly due to increased sales volumes and the effects of foreign currency translations, partly offset by lower selling prices.

•                  Consolidated net sales channels and product groups:

•                  Net sales to contractor distributors, dealer distributors lumber dealers, and home centers increased in the first quarter of 2014, compared to the first quarter of 2013, with above-average sales increases to contractor distributors and lumber dealers.

•                  Wood construction product sales, including connectors, truss plates, fastening systems, fasteners and shearwalls, represented 86% of total Company sales in the first quarter of each of 2014 and 2013.

•                  Concrete construction product sales, including adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14% of total Company sales in the first quarter of each of 2014 and 2013.

Gross profit

The following table represents gross profit by segment for the three-month periods ended March 31, 2013 and 2014:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended:
March 31, 2013	$57,091	$7,283	$446	$(100)	$64,720
March 31, 2014	67,290	9,764	756	(48)	77,762
Increase	$10,199	$2,481	$310	$52	$13,042
Percentage increase	17.9%	34.1%	69.5%	*	20.2%

* The statistic is not meaningful.

The following table represents gross profit as a percentage of sales by segment for the three-month periods ended March 31, 2013 and 2014:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2013 gross profit percentage	44.7%	30.5%	16.9%	*	41.9%
2014 gross profit percentage	49.2%	35.3%	20.1%	*	46.2%

* The statistic is not meaningful.

Gross profit increased to $77.8 million in the first quarter of 2014 from $64.7 million in the first quarter of 2013. Gross profit as a percentage of net sales increased to 46.2% in the first quarter of 2014 from 41.9% in the first quarter of 2013. Based on current information, the Company estimates that its full year 2014 gross profit margin will be between 44% and 45%.

•                  North America — Gross profit margin increased to 49.2% in the first quarter of 2014 from 44.7% in the first quarter of 2013, as a result of decreases in all elements of costs as a percentage of sales, with the largest decreases as a percentage of sales in factory overhead elements on increased volumes and in material. The gross profit margin also benefited from a one-time $2.3 million correction to worker compensation expense, net of cash profit sharing expense, in states where the Company is not self-insured. Concrete construction product sales, which have a lower gross profit margin than wood construction product sales, were 13% of North America sales in the first quarter of each of 2014 and 2013.

•                  Europe — Gross profit margin increased to 35.3% in the first quarter of 2014 from 30.5% in the first quarter of 2013, as a result of decreases in all elements of costs as a percentage of sales, with the largest decrease as a percentage of sales in factory overhead on increased volumes and in material. Concrete construction product net sales, which have a lower gross profit margin than wood construction product net sales, were 13% and 12% of Europe net sales in the first quarter of 2014 and the first quarter of 2013, respectively.

•                  Product mix — The gross profit margin differential between wood construction products and concrete construction products was 15% in the first quarter of each of 2014 and 2013.

•                  Steel prices — Steel prices have decreased slightly from December 2013. Based on current estimates, the Company expects the market price for steel to increase during the second quarter of 2014.

Research and development and engineering expense

Research and development and engineering expense increased 16.8% to $9.7 million in the first quarter of 2014 from $8.3 million in the first quarter of 2013, primarily due to increases of $1.1 million in professional fees, $0.4 million in cash profit sharing and $0.4 million in personnel costs, partly offset by a decrease of $0.5 million due to capitalized software development costs.

•                  North America —

•                  Research and development and engineering expense increased $0.9 million, primarily due to increases of $0.7 million in professional fees related to software development, $0.4 million in cash profit sharing, and $0.4 million in personnel costs related to the addition of staff in support of product and software development and pay rate increases instituted in January 2014.

•                  In late 2013, the Company began capitalizing software development costs, which resulted in a decrease of $0.5 million in software development expense in the first quarter of 2014 compared to the first quarter of 2013.

Selling expense

Selling expense increased slightly to $21.8 million in the first quarter of 2014 from $21.4 million in the first quarter of 2013, primarily due to increases of $0.7 million in cash profit sharing and sales commissions and $0.3 million in professional fees, partly offset by decreases of $0.4 million in promotional expense and $0.3 million in stock-based compensation.

•                  North America — Selling expense increased slightly, due to increases of $0.3 million in cash profit sharing and sales commissions and $0.3 million in professional fees, partly offset by a decrease of $0.4 million in promotional expense.

General and administrative expense

General and administrative expense increased 3.4% to $26.9 million in the first quarter of 2014 from $26.0 million in the first quarter of 2013, primarily due to increases of $1.8 million in cash profit sharing, $0.7 million in personnel costs and $0.3 million in professional fees, partly offset by a $1.0 million impairment of fixed assets that occurred in the first quarter of 2013 and a net gain of $0.2 million in foreign currency in the first quarter of 2014 compared to a net loss of $0.6 million in foreign currency in the first quarter of 2013.

•                  North America — General and administrative expense increased $2.3 million, primarily due to increases of $1.0 million in cash profit sharing, $0.4 million in personnel costs related to the addition of administrative and information technology staff and pay rate increases instituted in January 2014, $0.3 million in depreciation expense and $0.1 million in professional fees.

•                  Europe — General and administrative expense decreased by $1.5 million, primarily due to the $1.0 million impairment of fixed assets that occurred in the first quarter of 2013 and decreases of $0.6 million in net foreign currency loss and $0.2 million in professional fees, partly offset by increases of $0.3 million in personnel costs and $0.3 million in cash profit sharing.

•                  Administrative and all other — General and administrative expense increased due to increases of $0.5 million in cash profit sharing and $0.3 million in professional fees, partly offset by a net increase of $0.3 million in foreign currency gain. The Company has adjusted rent revenue and expense, mostly associated with its property in Vacaville, California, to general and administrative expense. Rent revenue in the first quarter of each of 2014 and 2013 was $0.3 million.

Income taxes

The effective income tax rate in the first quarter of 2014 was 38.6% compared to 47.0% in the first quarter of 2013. The effective income tax rate was lower due to reduced first quarter 2014 operating losses in the Europe and Asia/Pacific segments for which no tax benefit was recorded. Based on current information and subject to future events and circumstances, the Company estimates that its 2014 effective tax rate will be between 37% and 39%.

Recently Issued Accounting Standards

In April 2014, the FASB issued ASC Update No. 2014-08 (Topic 205 and Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASC update modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. This update also requires additional financial statement disclosures about discontinued operations, as well as disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The updated guidance is effective prospectively for years beginning on or after December 15, 2014.  The Company expects that the adoption of ASC Update 2014-08 will not materially affect its financial position or results of operations.

Liquidity and Sources of Capital

Cash Flows Used in Operating Activities

As of March 31, 2014, working capital was $476.2 million as compared to $405.8 million at March 31, 2013, and $464.9 million at December 31, 2013. The increase in working capital from December 31, 2013, was primarily due to increases of $24.1 million in trade accounts receivable, net, and $18.8 million in inventory and $0.3 million in deferred income taxes, and decreases of $2.8 million in accrued liabilities, $3.8 million in accrued profit sharing trust contributions and $3.6 million in trade accounts payable, which were also primarily responsible for lower cash and cash equivalents at March 31, 2014. The increase in trade accounts receivable, net, was primarily due to an increase in net sales during the first quarter of 2014 compared to the fourth quarter of 2013. Raw material inventories increased 13.9% as compared to December 31, 2013, while in-process and finished goods inventories increased 6.4% over the same period of the prior year in anticipation of increased construction activity during the spring and summer building seasons. The decrease in accrued liabilities and trade accounts payable was primarily due to the payment of outstanding payables and liabilities. The decrease in accrued profit sharing trust was due to the 2013 contribution paid in the first quarter of 2014. The increases in working capital from December 31, 2013, were partly offset by decreases of $39.2 million in cash and cash equivalents and $0.4 million in other current assets and increases of $2.1 million in accrued cash profit sharing and commissions and $0.5 million in accrued workers compensation. The decrease in cash and cash equivalents was primarily due to the increase in inventory purchases and the payment of accrued liabilities, accrued profit sharing trusts and trade accounts payable. The decrease in other current assets was primarily due to the decrease in income tax refunds receivable. The increase in accrued cash profit sharing and commissions was due to higher operating profits in the first quarter of 2014, compared to the fourth quarter of 2013. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $12.1 million and noncash expenses, primarily charges for depreciation, amortization and stock-based compensation totaling $10.3 million, resulted in net cash used in operating activities of $29.0 million. As of March 31, 2014, the Company had unused credit available of $304.6 million, including a $300.0 million credit facility.

As of March 31, 2013, working capital was $405.8 million as compared to $402.5 million at December 31, 2012. The slight increase in working capital from December 31, 2012, was primarily due to increases in net trade accounts receivable of $20.0 million and deferred income taxes of $0.9 million, and decreases in accrued liabilities of $13.6 million, trade accounts payable of $6.2 million, and accrued profit sharing trust contributions of $3.3 million, which were also primarily responsible for lower cash and cash equivalents at March 31, 2013. The increase in net trade accounts receivable was primarily due to seasonal increases in net sales during the first quarter of 2013 compared to the fourth quarter of 2012. The decrease in accrued liabilities was due to reduced accrued rebate charges and dividends, while the decrease in trade accounts payable was primarily due to decreased material purchases in the first quarter of 2013 compared to the fourth quarter of 2012. The decrease in accrued profit sharing trust was due to the 2012 contribution paid in the first quarter of 2013. The increase in working capital from December 31, 2012, was partly offset by decreases in cash and cash equivalents of $33.6 million, other current assets of $3.1 million and inventories of $1.8 million, and increases in accrued cash profit sharing of $1.3 million, and line of credit and notes payable of $1.0 million. The decrease in cash and cash equivalents was primarily due to the payment of accrued liabilities, trade accounts payable and accrued profit sharing trust contributions, as well as the ShearBrace acquisition for $5.3 million, while the decrease in other current assets was primarily due to the decrease in income taxes receivable and the collection of a note receivable. Raw material inventories decreased 5.5% as compared to December 31, 2012, while in-process and finished goods inventories increased 3.2% over the same period. The increase in accrued cash profit sharing was due to higher operating profits in the first quarter of 2013, compared to the fourth quarter of 2012. The increase in line of credit and notes payable was primarily for working capital in Europe. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $4.8 million and noncash expenses, primarily charges for depreciation, amortization, stock-based compensation and impairment of assets held for sale totaling $11.5 million, resulted in net cash used by operating activities of $18.7 million.

Cash Flows Used in Investing Activities

The Company’s investing activities used cash of $3.7 million, including $4.2 million in capital expenditures, partly offset by proceeds from the sale of assets of $0.5 million. The Company’s capital expenditures were primarily to increase manufacturing capacity in North America and to improve information technology support systems. The Company estimates that its full-year capital spending will be $22.0 million to $24.0 million in 2014.

For the three months ended March 31, 2013, the Company’s investing activities used cash of $9.3 million, primarily due to the recent North America acquisition of the ShearBrace product line from Weyerhaeuser for $5.3 million and capital expenditures of $4.6 million, partly offset by a Keymark-related entity’s repayment of loan of $0.6 million. The Company’s capital expenditures were primarily due to increasing capacity in North America and to improving information technology support systems.

Cash Flows Used in Financing Activities

The Company’s financing activities used net cash of $5.6 million, including $6.1 million in dividend payments, $1.1 million in deferred purchase payments related to the 2012 S&P Clever acquisition and $0.2 million in contingent consideration also related to the 2012 S&P Clever acquisition, partly offset by $1.8 million from the issuance of common stock on the exercise of stock options. In April 2014, the Company’s Board of Directors declared a cash dividend of $0.14 per share, an increase of 12% over the previous dividend and estimated to total $6.9 million, to be paid on July 24, 2014, to stockholders of record on July 3, 2014. The Company’s Board of Directors has authorized up to $50.0 million, all of which remained available at March 31, 2014, for the repurchase of common stock in 2014.

For the three months ended March 31, 2013, the Company’s financing activities used net cash of $4.5 million, primarily due to dividends paid of $6.1 million, partly offset by cash provided by borrowings on credit facilities of $1.1 million, primarily for working capital in Europe, and issuance of common stock through the exercise of stock options of $0.5 million.

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

A significant portion of the cash and cash equivalents held by the Company is in foreign currencies. Cash and cash equivalents of $96.6 million held in foreign countries could be subject to additional taxation if it were repatriated to the United States. The Company has no plans to repatriate cash and cash equivalents held outside the United States, as it is expected to be used to fund future international growth and acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country or currency where the Company has operations, the change in net income would not be material to the Company’s operations as a whole. The translation adjustment resulted in increases in accumulated other comprehensive income of $1.2 million for the three months ended March 31, 2014. The translation adjustment in the first quarter of 2014 was primarily due to the effect of a weakening United States dollar in relation to most European currencies, partly offset by a strengthening United States dollar to the Canadian dollar and the Chinese Yuan.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were not effective as a result of the material weaknesses that existed in its internal control over financial reporting as described below.

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

Notwithstanding the material weaknesses discussed below, the Company’s management, including the CEO and CFO, concluded that the interim condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

Material Weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2013, which remained unremediated at March 31, 2014:

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

Remediation. The Company’s management has been actively engaged in developing a comprehensive remediation plan to address fully such material weaknesses. The Company’s plan to address the material weaknesses is expected to be finalized by the end of the second quarter of 2014, and to include the following:

•                  enhance the controls over the review of the annual goodwill assessment for impairment, determining that management forecasts and assumptions do not contain input errors; and

•                  design an appropriate process and controls to evaluate the annual assessment of indefinite-lived intangible assets for impairment in accordance with GAAP.

Remediation will not be completed until the fourth quarter of 2014, when the two annual impairment assessments are completed and reviewed by management.

The Company’s management believes the foregoing efforts will effectively remediate such material weaknesses. As management continues to evaluate and work to improve the Company’s internal control over financial reporting, management may determine to take additional measures to address such material weaknesses or determine to modify the remediation plan described above.

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2014, the Company made no changes to its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.

Four lawsuits (the “Cases”) have been filed against the Company in the Hawaii First Circuit Court: Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4”). Case 1 was filed on November 18, 2009. Cases 2 and 3 were originally filed on June 30, 2009. Case 4 was filed on August 19, 2009. The Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage. Case 1 is a putative class action brought by the owners of allegedly affected Ocean Pointe houses. Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new representative plaintiff. Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments. Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products. Case 4 is a putative class action brought, like Case 1, by owners of allegedly affected Ocean Pointe homes. In Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are actually the fault of the Company. Similarly, Haseko’s sub-contractors on the Ocean Pointe development brought cross-claims against the Company seeking indemnity and contribution for any amounts for which they may ultimately be found liable. None of the Cases alleges a specific amount of damages sought, although each of the Cases seeks compensatory damages, and Case 1 seeks punitive damages. Cases 1 and 4 have been consolidated. In December 2012, the Court granted the Company summary judgment on the claims asserted by the plaintiff homeowners in Cases 1 and 4, and on the third party complaint and cross-claims asserted by Haseko and the sub-contractors, respectively, in Case 4. In April 2013, the Court granted Haseko and the sub-contractors’ motion for leave to amend their cross-claims to allege a claim for negligent misrepresentation. The Company continues to investigate the facts underlying the claims asserted in the Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed. At this time, the likelihood that the Company will be found liable under any legal theory, and the extent of such liability, if any, are unknown. Management believes the Cases may not be resolved for an extended period in the absence of agreement to settle the Cases and other related legal proceedings (discussed below). The Company is defending itself vigorously in connection with the Cases.

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

Based on recent mediation, a tentative settlement in principle has been reached to resolve all of these legal proceedings, including Cases 1, 2, 3 and 4; the National Union action; the Fireman’s Fund action; and the San Francisco coverage action. No settlement agreement has been documented or is currently enforceable.  If the tentative settlement in principle is documented in a final, enforceable agreement and its conditions are satisfied, the Company will incur no uninsured liability in any of these legal proceedings. The Company cannot predict when, if ever, any settlement will be finalized, and an unfavorable outcome could result in uninsured liability that substantially exceeds the amount of such tentative settlement in principle. It is not possible to reasonably estimate the amount or range of any such possible excess.

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

Item 1A. Risk Factors

We are affected by risks specific to us, as well as risks that generally affect businesses operating in global markets. Some of the significant factors that could materially adversely affect our business, financial condition and operating results appear in “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K (available at www.simpsonmfg.com/docs/10K-2013.pdf or www.sec.gov).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from February 2013. The authorization will remain in effect through the end of 2014. There were no purchases by the Company during the first quarter of 2014.

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

10.7            Compensation of Named Executive Officers is incorporated by reference to Exhibit 10 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated February 26, 2014.

10.8            Compensation of Named Executive Officers is incorporated by reference to Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 10, 2014.

10.9            Compensation of Named Executive Officers is incorporated by reference to Item 5.02 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated April 22, 2014.

10.10     Simpson Manufacturing Co., Inc. 2011 Incentive Plan is incorporated by reference to Exhibit A of Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 10, 2011.

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

101                Financial statements from the quarterly report on Form 10-Q of Simpson Manufacturing Co., Inc. for the quarter ended March 31, 2014, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 9, 2014	By	/s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)