Form 10-Q
period 2014-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2014-08-07
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2014

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of June 30, 2014:   48,973,019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	June 30,		December 31,
	2014	2013	2013
ASSETS
Current assets
Cash and cash equivalents	$221,196	$165,275	$251,208
Trade accounts receivable, net	137,803	126,888	90,017
Inventories	219,036	196,247	197,728
Deferred income taxes	13,625	12,874	12,699
Assets held for sale	—	586	—
Other current assets	12,503	8,465	16,454
Total current assets	604,163	510,335	568,106

Property, plant and equipment, net	206,563	209,544	209,533
Goodwill	129,231	122,678	129,218
Intangible assets, net	38,056	48,725	41,773
Other noncurrent assets	5,321	5,703	4,983
Total assets	$983,334	$896,985	$953,613
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and notes payable	$62	$1,201	$103
Trade accounts payable	27,119	29,579	34,933
Accrued liabilities	56,490	44,619	51,745
Income taxes payable	1,734	—	—
Accrued profit sharing trust contributions	3,416	3,229	5,784
Accrued cash profit sharing and commissions	12,205	12,010	6,049
Accrued workers’ compensation	4,429	5,095	4,591
Total current liabilities	105,455	95,733	103,205

Deferred income tax and other long-term liabilities	12,603	8,221	9,129
Total liabilities	118,058	103,954	112,334
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, at par value	489	485	486
Additional paid-in capital	213,037	187,549	207,418
Retained earnings	634,858	609,538	615,289
Treasury stock	—	(9,825)	—
Accumulated other comprehensive income	16,892	5,284	18,086
Total stockholders’ equity	865,276	793,031	841,279
Total liabilities and stockholders’ equity	$983,334	$896,985	$953,613

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$207,893	$195,348	$376,198	$349,628
Cost of sales	111,993	106,176	202,518	195,736
Gross profit	95,900	89,172	173,680	153,892
Operating expenses:
Research and development and other engineering	10,094	9,484	19,794	17,792
Selling	24,213	21,652	46,032	43,024
General and administrative	29,494	28,347	56,435	54,382
Loss (gain) on sale of assets	(34)	11	(319)	3
	63,767	59,494	121,942	115,201
Income from operations	32,133	29,678	51,738	38,691
Interest (expense) income, net	(15)	1	71	40
Income before taxes	32,118	29,679	51,809	38,731
Provision for income taxes	11,667	11,177	19,271	15,434
Net income	$20,451	$18,502	$32,538	$23,297

Earnings per common share:
Basic	$0.42	$0.38	$0.66	$0.48
Diluted	$0.42	$0.38	$0.66	$0.48

Number of shares outstanding
Basic	49,011	48,529	48,955	48,532
Diluted	49,227	48,628	49,146	48,627

Cash dividends declared per common share	$0.140	$0.125	$0.265	$0.125

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$20,451	$18,502	$32,538	$23,297
Other comprehensive loss
Translation adjustment, net of tax benefit (expense) of $33 and $0, $44 and ($84), respectively	(1)	(999)	(1,194)	(6,815)
Comprehensive income	$20,450	$17,503	$31,344	$16,482

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
For the six months ended June 30, 2013 and 2014, and for the six months ended December 31, 2013
(In thousands except per-share amounts, unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2013	48,422	$483	$184,677	$592,309	$12,099	$—	$789,568
Net income	—	—	—	23,297	—	—	23,297
Translation adjustment, net of tax	—	—	—	—	(6,815)	—	(6,815)
Stock options exercised	31	1	775	—	—	—	776
Stock-based compensation	—	—	5,649	—	—	—	5,649
Tax effect of options exercised	—	—	(1,850)	—	—	—	(1,850)
Shares issued from release of Restricted Stock Units	107	1	(2,020)	—	—	—	(2,019)
Repurchase of common stock	(342)	—	—	—	—	(9,825)	(9,825)
Cash dividends declared on common stock, $0.125 per share	—	—	—	(6,068)	—	—	(6,068)
Common stock issued at $33.81 per share for stock bonus	9	—	318	—	—	—	318
Balance, at June 30, 2013	48,227	485	187,549	609,538	5,284	(9,825)	793,031
Net income	—	—	—	27,674	—		27,674
Translation adjustment, net of tax	—	—	—	—	12,756	—	12,756
Pension adjustment, net of tax	—	—	—	—	46	—	46
Stock options exercised	481	4	14,277	—	—	—	14,281
Stock-based compensation	—	—	6,441	—	—	—	6,441
Tax effect of options exercised	—	—	(795)	—	—	—	(795)
Shares issued from release of Restricted Stock Units	4	1	(54)	—	—	—	(53)
Retirement of treasury stock	—	(4)	—	(9,821)	—	9,825	—
Cash dividends declared on common stock, $0.25 per share	—	—	—	(12,102)	—	—	(12,102)
Balance, December 31, 2013	48,712	486	207,418	615,289	18,086	—	841,279
Net income	—	—	—	32,538	—	—	32,538
Translation adjustment, net of tax	—	—	—	—	(1,194)	—	(1,194)
Stock options exercised	92	1	2,625	—	—	—	2,626
Stock-based compensation	—	—	5,691	—	—	—	5,691
Tax effect of options exercised	—	—	(186)	—	—	—	(186)
Shares issued from release of Restricted Stock Units	158	2	(2,913)	—	—	—	(2,911)
Cash dividends declared on common stock, $0.265 per share	—	—	—	(12,969)	—	—	(12,969)
Common stock issued at $35.87 per share for stock bonus	11	—	402	—	—	—	402
Balance, June 30, 2014	48,973	$489	$213,037	$634,858	$16,892	$—	$865,276

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income	$32,538	$23,297
Adjustments to reconcile net income to net cash used in operating activities:
(Gain) loss on sale of assets	(319)	3
Depreciation and amortization	14,785	14,777
Impairment loss on assets	—	1,025
Deferred income taxes	43	1,281
Noncash compensation related to stock plans	6,201	6,001
Excess tax benefit of options exercised and restricted stock units vested	(14)	(11)
Provision for doubtful accounts	141	9
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(47,732)	(45,345)
Inventories	(21,597)	7,168
Trade accounts payable	(7,138)	(7,021)
Income taxes payable	8,170	11,859
Accrued profit sharing trust contributions	(2,367)	(1,944)
Accrued cash profit sharing and commissions	6,157	8,624
Other current assets	(2,294)	185
Accrued liabilities	1,800	(1,502)
Long-term liabilities	2,608	(477)
Accrued workers’ compensation	(162)	403
Other noncurrent assets	(318)	578
Net cash (used in) provided by operating activities	(9,498)	18,910
Cash flows from investing activities
Capital expenditures	(9,298)	(8,095)
Asset acquisitions, net of cash acquired	—	(5,300)
Proceeds from sale of property and equipment	565	110
Loan made to customer	(281)	—
Loan repayment by customer	4	—
Loan repayment by related party	—	625
Net cash used in investing activities	(9,010)	(12,660)
Cash flows from financing activities
Deferred and contingent consideration paid for asset acquisition	(1,293)	—
Repurchase of common stock	—	(9,825)
Debt and line of credit borrowings	—	1,129
Repayment of debt and line of credit borrowings	(41)	(86)
Issuance of common stock	2,626	776
Excess tax benefit of options exercised and restricted stock units vested	14	11
Dividends paid	(12,207)	(6,053)
Net cash used in financing activities	(10,901)	(14,048)
Effect of exchange rate changes on cash and cash equivalents	(603)	(2,480)
Net decrease in cash and cash equivalents	(30,012)	(10,278)
Cash and cash equivalents at beginning of period	251,208	175,553
Cash and cash equivalents at end of period	$221,196	$165,275
Noncash activity during the period
Noncash capital expenditures	$672	$63
Dividends declared but not paid	6,853	6,068
Issuance of Company’s common stock for compensation	402	318

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries (the “Company”). Investments in 50% or less owned affiliates are accounted for using either the cost or the equity method. All significant intercompany transactions have been eliminated.

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These interim statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Revisions

The Company revised its June 30, 2013, Condensed Consolidated Balance Sheet to classify $5.4 million of indefinite-lived assets as intangible assets, net, that had erroneously been classified as other noncurrent assets. The Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2013, was revised to reflect $0.2 million and $0.5 million, respectively, of rent income from properties rented to third-parties as an offset to general and administrative expense rather than as net sales as originally reported in error. With this revision, rental incomes are reported, net of related expenses, in general and administrative expense. These revisions were not considered material to the affected periods.

Out-of-Period Adjustment

In the first quarter of 2014, the Company recorded an out-of-period adjustment, which increased gross profit, income from operations and net income by $2.3 million, $2.0 million and $1.3million, respectively. The adjustment resulted from an over-statement of prior periods' workers compensation expense, net of cash profit sharing expense, and was not material to the current period or any prior period financial statements.

Withdrawal from Multi-Employer Defined-Benefit Pension Plan

Under the Company's collective bargaining arrangement with the tool and die craftsman and maintenance union, the Company has been contributing to a defined-benefit pension plan. In the second quarter of 2014, the Company and the union formally notified the defined-benefit pension plan administrator of their intent to withdraw from the plan. As soon as practicable, the plan administrator is required to respond by issuing a demand letter informing the Company of the annual withdrawal liability payment to be made by the Company and the number of years the annual payment is to be made. As of June 30, 2014, the Company has not yet received the demand letter from the plan administrator.

The Company calculated an annual withdrawal liability payment estimate and the number of years that payments are required. Using a ten-year look-back at the hourly rates paid for the defined benefit and the hours worked by participating employees, the Company estimated that a $142,000 annual withdrawal liability payment was required and that the payments would be in perpetuity.

Due to the amount and duration of payments, the Company was required to calculate and record a pension expense and liability based on the annual payments in perpetuity. The Company discounted the payment estimate using a discount rate of 5%, which approximates the credit-adjusted risk-free rate for the Company. The Company recorded a $2.9 million liability in other long-term liabilities and a corresponding defined-benefit expense in cost of sales. On a quarterly basis, the Company will re-evaluate the amount of the annual payment, the number of years that payments are required and the discount rate used to calculate the long-term liability and adjust it as facts and circumstances change. All quarterly adjustments to the long-term liability will be charged to cost of sales in the Condensed Consolidated Statements of Operations. Because of the funding status of the plan, the annual withdrawal liability payments will be recorded as interest expense on the long-term liability until such time as a finite debt balance is determined.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and incentives, whether actual or estimated, based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectability is reasonably assured and pricing is fixed or determinable. The Company’s general shipping terms are F.O.B. shipping point, and title is transferred and revenue is recognized when the products are shipped to customers. When the Company sells F.O.B. destination point, title is transferred and the Company recognizes revenue on delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing after-market repair and maintenance, engineering activities, software license sales and services and lease income, though significantly less than 1% of net sales and not material to the condensed consolidated financial statements, are recognized as the services are completed or the software products and services are delivered. If actual costs of sales returns, incentives and discounts were to significantly exceed the recorded estimated allowance, the Company’s sales would be adversely affected.

Net Earnings Per Common Share

Basic earnings per common share are computed based on the weighted-average number of common shares outstanding. Potentially dilutive securities, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per common share to diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Net income available to common stockholders	$20,451	$18,502	$32,538	$23,297
Basic weighted-average shares outstanding	49,011	48,529	48,955	48,532
Dilutive effect of potential common stock equivalents — stock options and restricted stock units	216	99	191	95
Diluted weighted-average shares outstanding	49,227	48,628	49,146	48,627
Earnings per common share:
Basic	$0.42	$0.38	$0.66	$0.48
Diluted	$0.42	$0.38	$0.66	$0.48
Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	—	—	—	—

Accounting for Stock-Based Compensation

With the approval of the Company’s stockholders on April 26, 2011, the Company adopted the Simpson Manufacturing Co., Inc. 2011 Incentive Plan (the “2011 Plan”). The 2011 Plan amended and restated in their entirety, and incorporated and superseded, both the Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”), which was principally for the Company’s employees, and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”), which was for the Company's directors who are not employees. Options previously granted under the 1994 Plan or the 1995 Plan were not affected by the adoption of the 2011 Plan and continue to be governed by the 1994 Plan or the 1995 Plan, respectively.

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

The following table represents the Company’s stock option and restricted stock unit activity for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Stock-based compensation expense recognized in operating expenses	$3,264	$2,807	$5,740	$5,686
Tax benefit of stock-based compensation expense in provision for income taxes	1,163	896	2,073	1,944
Stock-based compensation expense, net of tax	$2,101	$1,911	$3,667	$3,742
Fair value of shares vested	$3,312	$2,836	$5,691	$5,649
Proceeds to the Company from the exercise of stock-based compensation	$857	$280	$2,626	$776
Tax effect from the exercise of stock-based compensation, including shortfall tax benefits	$(51)	$(7)	$(186)	$(1,850)

	At June 30,
(in thousands)	2014	2013
Stock-based compensation cost capitalized in inventory	$508	$384

The amounts included in cost of sales, research and development and other engineering, selling, or general and administrative expense depend on the job functions performed by the employees to whom the stock options and restricted stock units were awarded.

The assumptions used to calculate the fair value of stock options granted or restricted stock units awarded are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Fair Value of Financial Instruments

The “Fair Value Measurements and Disclosures” topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company’s investments consisted of only United States Treasury securities and money market funds, which are the Company’s primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. The balances of the Company’s primary financial instruments were as follows:

	At June 30,		At December 31
(in thousands)	2014	2013	2013
Financial instruments	$96,996	$60,725	$117,571

The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions is classified as Level 3 within the fair value hierarchy and is based on the Company's unobserved inputs and assumptions. The fair value was unchanged during the six months ended June 30, 2014.

Income Taxes

The Company uses an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in each interim period. The effective tax rate was lower in the second quarter of 2014 than in the second quarter of 2013, primarily due to reduced second quarter 2014 operating losses in the Europe and Asia/Pacific segments, for which no tax benefit was recorded.

The following table presents the Company’s effective tax rates and income tax expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2014	2013	2014	2013
Effective tax rate	36.3%	37.7%	37.2%	39.8%
Provision for income taxes	$11,667	$11,177	$19,271	$15,434

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

In the first quarter of 2014, the Company paid $1.1 million in deferred consideration and $0.2 million in contingent consideration related to the acquisition of S&P Clever Reinforcement Company AG and S&P Clever International AG (collectively, “S&P Clever”). The remaining deferred and contingent consideration of $1.5 million will be payable in the first quarter of 2015.

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

Pro-forma financial information is not presented as it would not materially differ from the information presented in the Condensed Consolidated Statements of Operations.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification Update No. 2014-08 (Topic 205 and Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASC Update No. 2014-08"). ASC update No. 2014-08 modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. ASC Update No. 2014-08 also requires additional financial statement disclosures about discontinued operations, as well as disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. ASC Update No. 2014-08 is effective prospectively for years beginning on or after December 15, 2014.  The Company expects that the adoption of ASC Update 2014-08 will not materially affect its financial position or results of operations.

In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers ("ASC Update No. 2014-09").  ASC Update No. 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASC Update No. 2014-09 is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASC Update No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.  The standard is effective for annual and interim periods beginning after December 15, 2016, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASC Update No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the effects of adopting ASC Update No. 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

2.    Trade Accounts Receivable, Net

Trade accounts receivable consisted of the following:

	At June 30,		At December 31,
(in thousands)	2014	2013	2013
Trade accounts receivable	$141,565	$130,612	$92,413
Allowance for doubtful accounts	(936)	(1,141)	(945)
Allowance for sales discounts and returns	(2,826)	(2,583)	(1,451)
	$137,803	$126,888	$90,017

3.    Inventories

Inventories consisted of the following:

	At June 30,		At December 31,
(in thousands)	2014	2013	2013
Raw materials	$90,541	$85,490	$81,338
In-process products	20,810	18,759	18,475
Finished products	107,685	91,998	97,915
	$219,036	$196,247	$197,728

4.    Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:

	At June 30,		At December 31,
(in thousands)	2014	2013	2013
Land	$30,242	$30,390	$29,347
Buildings and site improvements	177,604	174,771	178,391
Leasehold improvements	5,531	4,996	5,213
Machinery, equipment, and software	232,479	216,154	225,831
	445,856	426,311	438,782
Less accumulated depreciation and amortization	(245,806)	(226,202)	(235,535)
	200,050	200,109	203,247
Capital projects in progress	6,513	9,435	6,286
	$206,563	$209,544	$209,533

5.    Goodwill and Intangible Assets, Net

Goodwill was as follows:

	At June 30,		At December 31,
(in thousands)	2014	2013	2013
North America	$84,806	$81,080	$84,822
Europe	42,632	39,853	42,690
Asia/Pacific	1,793	1,745	1,706
Total	$129,231	$122,678	$129,218

Amortizable and indefinite-lived intangible assets, net, were as follows:

	At June 30, 2014
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$34,514	$(17,929)	$16,585
Europe	33,202	(11,731)	21,471
Total	$67,716	$(29,660)	$38,056

	At June 30, 2013
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$40,525	$(14,591)	$25,934
Europe	31,308	(8,517)	22,791
Total	$71,833	$(23,108)	$48,725

	At December 31, 2013
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$34,520	$(15,909)	$18,611
Europe	33,217	(10,055)	23,162
Total	$67,737	$(25,964)	$41,773

Intangible assets consists of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology and non-compete agreements. Indefinite-lived intangible assets includes in-process research and development assets and a trade name. Amortization expense for definite-lived intangible assets during the three months ended June 30, 2014 and 2013, totaled $1.5 million and $2.0 million, respectively, and during the six months ended June 30, 2014 and 2013, totaled $3.7 million and $4.0 million, respectively. During the second quarter of 2014, approximately $3.3 million of in-process research and development cost was transferred to definite-lived intangible assets and will be amortized on a straight-line basis over its useful life.

At June 30, 2014, estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)
Remaining six months of 2014	$3,542
2015	6,401
2016	6,293
2017	4,422
2018	3,442
2019	3,414
Thereafter	8,238
$35,752

The changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2014, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2013	$129,218	$41,773
Amortization	—	(3,697)
Foreign exchange	13	(20)
Balance at June 30, 2014	$129,231	$38,056

6.    Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at June 30, 2014, was $304.7 million, including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300.0 million in available credit. This credit facility will expire in July 2017. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR1screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at June 30, 2014, the LIBOR Rate was 0.15%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio.

The Company’s unused borrowing capacity under other revolving credit lines and a term note totaled $4.6 million at June 30, 2014. The other revolving credit lines and term note charge interest ranging from 1.01% to 7.25%, have maturity dates from December 2014 to July 2017, and had outstanding balances totaling $0.1 million, $1.2 million and $0.1 million at June 30, 2014, June 30, 2013, and December 31, 2013, respectively. The Company was in compliance with its financial covenants at June 30, 2014.

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

On April 12, 2011, Fireman’s Fund Insurance Company (“Fireman’s Fund”), another of the Company’s general liability insurers, sued Hartford Fire Insurance Company (“Hartford”), a third insurance company from whom the Company purchased general liability insurance, in the United States District Court for the Northern District of California, Fireman’s Fund Insurance Company v. Hartford Fire Insurance Company, Civil No. 11 1789 SBA (the “Fireman’s Fund action”).  The Company has intervened in the Fireman’s Fund action and the parties have agreed to a stay of proceedings pending resolution of the underlying Ocean Pointe cases.

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

Based on recent mediation, a tentative settlement in principle has been reached to resolve all of these legal proceedings, including Cases 1, 2, 3 and 4; the National Union action; the Fireman’s Fund action; and the San Francisco coverage action. Formal settlement documents are being circulated for review and comment. If the tentative settlement in principle is documented in a final, enforceable agreement and its conditions are satisfied, the Company will incur no uninsured liability in any of these legal proceedings. The Company cannot predict when, if ever, any settlement will be finalized, and an unfavorable outcome could result in uninsured liability that substantially exceeds the amount of such tentative settlement in principle. It is not possible to reasonably estimate the amount or range of any such possible excess.

Nishimura v. Gentry Homes, Ltd; Simpson Manufacturing Co., Inc.; and Simpson Strong-Tie Company, Inc., Civil no. 11-1-1522-07, was filed in the Circuit Court of the First Circuit of Hawaii on July 20, 2011.  The Nishimura case alleges premature corrosion of the Company’s strap tie holdown products in a housing development at Ewa Beach in Honolulu, Hawaii.  In February 2012, the Court dismissed three of the five claims the plaintiffs had asserted against the Company. In December 2013, the Court granted the Company's motion for summary judgment on the remaining claims. Currently, the case is closed, though it remains subject to appeal.

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

The following table summarizes the Company’s unvested restricted stock unit activity for the six months ended June 30, 2014:

	Shares	Weighted- Average Price	Aggregate Intrinsic Value *
Unvested Restricted Stock Units (RSUs)	(in thousands)		(in thousands)
Outstanding at January 1, 2014	448	$32.48
Awarded	343
Vested	(249)
Forfeited	(1)
Outstanding at June 30, 2014	541	$31.68	$19,669
Outstanding and expected to vest at June 30, 2014	528	$31.69	$16,745

*	The intrinsic value is calculated using the closing price per share of $36.36 as reported by the New York Stock Exchange on June 30, 2014.

Based on the market value on the award date, the total intrinsic value of vested restricted stock units during the six-month periods ended June 30, 2014 and 2013, was $8.0 million and $5.5 million, respectively.

No stock options were granted in 2013 or the first six months of 2014. The following table summarizes the Company’s stock option activity for the six months ended June 30, 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value *
Non-Qualified Stock Options	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2014	1,021	$29.35
Exercised	(92)
Forfeited	(5)
Outstanding at June 30, 2014	924	$29.40		$6,436
Outstanding and expected to vest at June 30, 2014	916	$29.40	3.5	$6,378
Exercisable at June 30, 2014	669	$29.30	3.5	$4,726

*
The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the stock option, using the closing price per share of $36.36 as reported by the New York Stock Exchange on June 30, 2014.

The total intrinsic value of stock options exercised during the six-month periods ended June 30, 2014 and 2013, was $0.5 million and $0.2 million, respectively.

A summary of the status of unvested stock options as of June 30, 2014, and changes during the six months ended June 30, 2014, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested Stock Options	(in thousands)
Unvested at January 1, 2014	448	$10.31
Vested	(193)	10.29
Unvested at June 30, 2014	255	$10.33

As of June 30, 2014, $22.3 million of total unrecognized compensation cost was related to unvested stock-based compensation arrangements under the 2011 Incentive Plan for awards made through February 2014 and those expected to be made through February 2015. The portions of this cost related to stock options and restricted stock units awarded through February 2014 are expected to be recognized over a weighted-average period of 1.9 years.

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

The following tables illustrate certain measurements used by management to assess the performance as of or for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Net Sales
North America	$168,600	$159,757	$305,482	$287,493
Europe	35,024	32,088	62,688	55,988
Asia/Pacific	4,269	3,503	8,028	6,147
Total	$207,893	$195,348	$376,198	$349,628
Sales to Other Segments*
North America	$963	$1,170	$2,093	$1,931
Europe	160	394	626	674
Asia/Pacific	4,256	4,875	7,328	9,011
Total	$5,379	$6,439	$10,047	$11,616
Income (Loss) from Operations
North America	$30,123	$29,665	$52,685	$44,924
Europe	3,755	2,241	2,836	(1,939)
Asia/Pacific	(484)	(46)	(1,636)	(1,229)
Administrative and all other	(1,261)	(2,182)	(2,147)	(3,065)
Total	$32,133	$29,678	$51,738	$38,691

* The sales to other segments are eliminated in consolidation.

			At
	At June 30,		December 31,
(in thousands)	2014	2013	2013
Total Assets
North America	$659,307	$603,981	$627,196
Europe	205,570	188,563	201,384
Asia/Pacific	29,868	32,408	31,560
Administrative and all other	88,589	72,033	93,473
Total	$983,334	$896,985	$953,613

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $131.6 million, $86.8 million, and $156.0 million, as of June 30, 2014 and 2013, and December 31, 2013, respectively.

The following table illustrates the distribution of the Company’s net sales by product group for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Wood Construction Products	$176,363	$165,865	$321,042	$298,660
Concrete Construction Products	31,493	29,414	55,031	50,834
Other	37	69	125	134
Total	$207,893	$195,348	$376,198	$349,628

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

10.    Subsequent Events

In July 2014, the Company’s Board of Directors declared a cash dividend of $0.14 per share, estimated to total $6.9 million, to be paid on October 23, 2014, to stockholders of record on October 2, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This document contains forward-looking statements, based on numerous assumptions and subject to risks and uncertainties, such as statements below regarding sales, profits, gross profit margins, effective tax rate, capital spending and steel prices for any future period. Although the Company believes that the forward-looking statements are reasonable, it does not and cannot give any assurance that its beliefs and expectations will prove to be correct. Many factors could significantly affect the Company’s operations and cause the Company’s actual results to be substantially different from the Company’s expectations. Those factors include, but are not limited to: (i) general economic and construction business conditions; (ii) customer acceptance of the Company's products; (iii) relationships with key customers; (iv) materials and manufacturing costs; (v) the financial condition of customers, competitors and suppliers; (vi) technological developments; (vii) increased competition; (viii) changes in capital and credit market conditions; (ix) governmental and business conditions in countries where the Company's products are manufactured and sold; (x) changes in trade regulations; (xi) the effect of acquisition activity; (xii) changes in the Company's plans, strategies, objectives, expectations or intentions; and (xiii) other risks and uncertainties indicated from time to time in the Company's filings with the U.S. Securities and Exchange Commission. See “Part II, Item 1A - Risk Factors.” Actual results might differ materially from results suggested by any forward-looking statements in this report. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and six months ended June 30, 2014. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

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

The North America, Europe and Asia/Pacific segments all sell both wood construction products and concrete construction products.

Until recently, the Europe segment sold primarily wood construction products. If the economic conditions in Europe for the second half of the year are consistent with the first half of the year, the Company estimates that the Europe segment will report an operating profit for the current year.

With the expansion of product lines that repair, protect and strengthen concrete, brick, masonry or asphalt construction, concrete construction product sales have increased in the Asia/Pacific segment. Based on current conditions, the Company expects the Asia/Pacific segment to report operating losses for 2014 and 2015.

The Admin & All Other column includes expenses such as stock compensation for certain members of management, interest expense, self-insured workers compensation claims, if any, for certain members of management, foreign exchange gains or losses and income tax expense. It also includes revenues and expenses related to real estate activities, such as rental income and associated expenses on the Company’s facility in Vacaville, California, which the Company has leased to a third party for a term expiring in August 2020.

The Company has continued to benefit from steady housing starts with increased sales volumes in the second quarter of 2014, particularly in the North America segment. Unlike lumber or other products that have a more direct correlation to housing starts, however, the Company’s products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. The Company’s products are used in a sequential process that follows the construction process. Residential and commercial construction begins with the foundation, followed by the wall and the roof systems, and the installation of the Company’s products flow into a project or a house according to those schedules. Foundation product sales could be considered a leading indicator. Sales of these products in the second quarter of 2014 increased compared to the same period in 2013.

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

Results of Operations for the Three Months Ended June 30, 2014, Compared
with the Three Months Ended June 30, 2013

Net sales increased 6.4% to $207.9 million for the second quarter of 2014 from $195.3 million for the second quarter of 2013. The Company had net income of $20.5 million for the second quarter of 2014 compared to $18.5 million for the second quarter of 2013. Diluted net income per common share was $0.42 for the second quarter of 2014 compared to $0.38 per common share for the second quarter of 2013. The following table illustrates the differences in the Company’s operating results in the three months ended June 30, 2014, from the three months ended June 30, 2013, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2013	America	Europe	Pacific	All Other	2014
Net sales	$195,348	$8,843	$2,936	$766	$—	$207,893
Cost of sales	106,176	4,181	1,320	797	(481)	111,993
Gross profit	89,172	4,662	1,616	(31)	481	95,900
Research and development and other engineering expense	9,484	594	(6)	22	—	10,094
Selling expense	21,652	2,203	279	93	(14)	24,213
General and administrative expense	28,347	1,428	(161)	307	(427)	29,494
Loss (gain) on sale of assets	11	(21)	(10)	(14)	—	(34)
Income from operations	29,678	458	1,514	(439)	922	32,133
Interest (expense) income, net	1	(71)	49	(27)	33	(15)
Income before income taxes	29,679	387	1,563	(466)	955	32,118
Provision for income taxes	11,177	367	(10)	(120)	253	11,667
Net income	$18,502	$20	$1,573	$(346)	$702	$20,451

Net sales

The following table represents net sales by segment for the three-month periods ended June 30, 2013 and 2014:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three Months Ended
June 30, 2013	$159,757	$32,088	$3,503	$195,348
June 30, 2014	168,600	35,024	4,269	207,893
Increase	$8,843	$2,936	$766	$12,545
Percentage increase	5.5%	9.1%	21.9%	6.4%

The following table represents segment net sales as percentages of total net sales for the three-month periods ended June 30, 2013 and 2014:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2013 net sales	81.8%	16.4%	1.8%	100.0%
Percentage of total 2014 net sales	81.1%	16.8%	2.1%	100.0%

In the second quarter of 2014, the Company's net sales increased in the North America, Europe and Asia/Pacific segments, with North America reporting the largest increase in dollars. North America and Europe sales benefited from improved economic activity.

•	Segment net sales:

◦
North America – Net sales increased 5.5% in the second quarter of 2014 compared to the second quarter of 2013, primarily due to increased sales volumes, partly offset by lower average selling prices and the effects of foreign currency translations.

◦
Europe – Net sales increased 9.1% in the second quarter of 2014 compared to the second quarter of 2013, mostly due to increased sales volumes and the effects of foreign currency translations, partly offset by lower average selling prices.

•	Consolidated net sales channels and product groups:

◦
Net sales to contractor distributors, dealer distributors and lumber dealers increased in the second quarter of 2014 compared to the second quarter of 2013, while home center sales decreased compared to the same period in 2013.

◦	Wood construction product sales, including connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% of total Company sales in the second quarter of each of 2014 and 2013.

◦
Concrete construction product sales, including adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% of total Company sales in the second quarter of each of 2014 and 2013.

Gross profit

The following table represents gross profit by segment for the three-month periods ended June 30, 2013 and 2014:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three Months Ended
June 30, 2013	$76,036	$12,574	$881	$(319)	$89,172
June 30, 2014	80,698	14,190	850	162	95,900
Increase	$4,662	$1,616	$(31)	$481	$6,728
Percentage increase	6.1%	12.9%	(3.5)%	*	7.5%

* The statistic is not meaningful or not material.

The following table represents gross profit as a percentage of sales by segment for the three-month periods ended June 30, 2013 and 2014:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2013 gross profit percentage	47.6%	39.2%	25.1%	*	45.6%
2014 gross profit percentage	47.9%	40.5%	19.9%	*	46.1%

* The statistic is not meaningful or not material.

Gross profit increased to $95.9 million in the second quarter of 2014 from $89.2 million in the second quarter of 2013. Gross profit as a percentage of net sales increased to 46.1% in the second quarter of 2014 from 45.6% in the second quarter of 2013.

•
North America – Gross profit margin increased to 47.9% in the second quarter of 2014 from 47.6% in the second quarter of 2013, as a result of decreases as a percentage of sales in material and labor costs. The decreases were partly offset by increases as a percentage of sales in factory overhead, primarily due to an atypical $2.9 million charge that resulted from the Company's withdrawal from a multi-employer union-based defined-benefit pension plan.

•
Europe – Gross profit margin increased to 40.5% in the second quarter of 2014 from 39.2% in the second quarter of 2013, as a result of decreases as a percentage of sales in factory overhead on increased volumes and in shipping costs, partly offset by increases as a percentage of sales in material and labor costs.

•
Product mix – The gross profit margin differential between wood construction products and concrete construction products, which have lower gross profit margins, was 13% and 9% in the second quarter of 2014 and the second quarter of 2013, respectively. This negatively affected gross margin in North America, with concrete construction products representing 13% of North America net sales in the second quarter of each of 2014 and 2013, and in Europe, with concrete construction products representing 19% and 20% of Europe net sales in the second quarters of 2014 and 2013, respectively.

Research and development and engineering expense

Research and development and engineering expense increased 6.4% to $10.1 million in the second quarter of 2014 from $9.5 million in the second quarter of 2013, primarily due to increases of $0.2 million in cash profit sharing and $0.1 million in each of stock-based compensation, personnel costs, software development costs and professional fees. Software development costs of $1.3 million were capitalized in the second quarter of 2014 compared to no software development costs capitalized in the second quarter of 2013.

•
North America – Research and development and engineering expense increased $0.6 million, primarily due to increases of $0.2 million in cash profit sharing and $0.1 million in each of stock-based compensation and professional fees.

Selling expense

Selling expense increased 11.8% to $24.2 million in the second quarter of 2014 from $21.7 million in the second quarter of 2013, primarily due to increases of $1.0 million in personnel costs, $1.0 million in professional fees, $0.5 million in promotional costs and $0.2 million in stock-based compensation, partially offset by a decrease of $0.1 million in cash profit sharing and commissions.

•
North America – Selling expense increased $2.2 million, primarily due to increases of $0.9 million in personnel costs related to the addition of staff and pay rate increases instituted in January 2014, $0.9 million in professional fees, $0.6 million in promotional costs and $0.2 million in stock-based compensation, partially offset by a decrease of $0.3 million in cash profit sharing and commissions.

General and administrative expense

General and administrative expense increased 4.0% to $29.5 million in the second quarter of 2014 from $28.3 million in the second quarter of 2013, primarily due to increases of $0.7 million in cash profit sharing, $0.6 million in personnel costs, $0.3 million in depreciation expense and $0.1 million in each of professional fees and phone and computer expense, partly offset by a $0.4 million decrease in amortization expense.

•
North America – General and administrative expense increased $1.4 million, primarily due to increases of $0.4 million in cash profit sharing, $0.3 million in personnel costs related to the addition of administrative and information technology staff and pay rate increases instituted in January 2014, $0.3 million in professional fees, $0.3 million in depreciation and $0.2 million in phone and computer expense, partly offset by a $0.6 million decrease in amortization expense.

•
Europe – General and administrative expense decreased by $0.2 million, primarily due to decreases of $0.3 million in stock-based compensation and $0.1 million in professional fees, partly offset by an increase of $0.5 million in cash profit sharing.

•	Administrative and all other – General and administrative expense decreased by $0.4 million, primarily due to decreases of $0.2 million in cash profit sharing and $0.1 million in professional fees.

Income taxes

The effective income tax rate in the second quarter of 2014 was 36.3% compared to 37.7% in the second quarter of 2013. The effective income tax rate was lower primarily due to reduced second quarter 2014 operating losses in the Europe and Asia/Pacific segments for which no tax benefit was recorded.

Results of Operations for the Six Months Ended June 30, 2014, Compared
with the Six Months Ended June 30, 2013

Net sales increased 7.6% to $376.2 million in the first half of 2014 from $349.6 million in the first half of 2013. The Company had net income of $32.5 million in the first half of 2014 compared to $23.3 million in the first half of 2013. Diluted net income per common share was $0.66 in the first half of 2014 compared to $0.48 per common share in the first half of 2013. The following table illustrates the differences in the Company’s operating results in the six months ended June 30, 2014, from the six months ended June 30, 2013, and the increases or decreases for each category by segment:

	Six Months Ended					Six Months Ended
		Increase (Decrease) in Operating Segment
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2013	America	Europe	Pacific	All Other	2014
Net sales	$349,628	$17,989	$6,700	$1,881	$—	$376,198
Cost of sales	195,736	3,127	2,587	1,602	(534)	202,518
Gross profit	153,892	14,862	4,113	279	534	173,680
Research and development and other engineering expense	17,792	1,471	397	134	—	19,794
Selling expense	43,024	2,264	495	294	(45)	46,032
General and administrative expense	54,382	3,729	(1,599)	262	(339)	56,435
Loss (gain) on sale of assets	3	(362)	45	(5)	—	(319)
Income from operations	38,691	7,760	4,775	(406)	918	51,738
Interest income, net	40	(74)	104	(44)	45	71
Income before income taxes	38,731	7,686	4,879	(450)	963	51,809
Provision for income taxes	15,434	3,691	30	(198)	314	19,271
Net income	$23,297	$3,995	$4,849	$(252)	$649	$32,538

Net sales

The following table represents net sales by segment for the six-month periods ended June 30, 2013 and 2014:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Six months ended
June 30, 2013	$287,493	$55,988	$6,147	$349,628
June 30, 2014	305,482	62,688	8,028	376,198
Increase	$17,989	$6,700	$1,881	$26,570
Percentage increase	6.3%	12.0%	30.6%	7.6%

The following table represents segment net sales as percentages of total net sales for the six-month periods ended June 30, 2013 and 2014:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2013 net sales	82.2%	16.0%	1.8%	100.0%
Percentage of total 2014 net sales	81.2%	16.7%	2.1%	100.0%

In the first half of 2014, the Company's net sales increased in the North America, Europe and Asia/Pacific segments, with North America reporting the largest increase in dollars, primarily due to increased sales volumes. North America and Europe sales benefited from improved economic activity.

•	Segment net sales:

◦
North America – Net sales increased 6.3% in the first half of 2014 compared to the first half of 2013, primarily due to increased sale volumes, partly offset by lower average selling prices and the effects of foreign currency translations.

◦
Europe – Net sales increased 12.0% in the first half of 2014 compared to the first half of 2013, mostly due to increased sales volumes and the effects of foreign currency translations, partly offset by lower average selling prices.

•	Consolidated net sales channels and product groups:

◦
Net sales to contractor distributors, dealer distributors and lumber dealers increased in the first half of 2014 compared to the first half of 2013, while home center sales decreased compared to the same period in 2013.

◦	Wood construction product sales, including connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% of total Company sales in the first half of each of 2014 and 2013.

◦
Concrete construction product sales, including adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% of total Company sales in the first half of each of 2014 and 2013.

Gross profit

The following table represents gross profit by segment for the six-month periods ended June 30, 2013 and 2014:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Six months ended
June 30, 2013	$133,128	$19,858	$1,327	$(421)	$153,892
June 30, 2014	147,990	23,971	1,606	113	173,680
Increase	$14,862	$4,113	$279	$534	$19,788
Percentage increase	11.2%	20.7%	21.0%	*	12.9%

* The statistic is not meaningful or not material.

The following table represents gross profit as a percentage of sales by segment for the six-month periods ended June 30, 2013 and 2014:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2013 gross profit percentage	46.3%	35.5%	21.6%	*	44.0%
2014 gross profit percentage	48.4%	38.2%	20.0%	*	46.2%

* The statistic is not meaningful or not material.

Gross profit increased to $173.7 million in the first half of 2014 from $153.9 million in the first half of 2013. Gross profit as a percentage of net sales increased to 46.2% in the first half of 2014 from 44.0% in the first half of 2013. Based on current information, the Company estimates that its full year 2014 gross profit margin will be between 44% and 46%.

•
North America – Gross profit margin increased to 48.4% in the first half of 2014 from 46.3% in the first half of 2013, as a result of decreases as a percentage of sales in all elements of costs, with the largest decreases as a percentage of sales in materials and in factory overhead elements on increased volumes. In the first half of 2014, the gross profit margin was affected by an atypical $2.9 million pension charge that resulted from the Company's withdrawal from a multi-employer union-based defined-benefit pension plan, partly offset by an atypical $2.5 million correction to workers' compensation expense in states where the Company is not self-insured.

•
Europe – Gross profit margin increased to 38.2% in the first half of 2014 from 35.5% in the first half of 2013, as a result of decreases as a percentage of sales in factory overhead on increased volumes, shipping and warehouse costs and material costs.

•
Product mix – The gross profit margin differential between wood construction products and concrete construction products, which have lower gross profit margins, was 14% and 11% in the first half of 2014 and in the first half of 2013, respectively.

This negatively affected gross margins in North America, with concrete construction products representing 13% of North America net sales in the first half of each of 2014 and 2013, and in Europe, with concrete construction products representing 16% and 17% of Europe net sales in the first half of 2014 and the first half of 2013, respectively.

•	Steel prices – Steel prices have increased slightly from March 2014. Based on current estimates, the Company expects the market price for steel to increase during the second half of 2014.

Research and development and engineering expense

Research and development and engineering expense increased 11.3% to $19.8 million in the first half of 2014 from $17.8 million in the first half of 2013, primarily due to increases of $1.1 million in professional fees and $0.6 million in cash profit sharing. Software development costs of $1.7 million were capitalized in the first half of 2014 compared to no software development costs capitalized in the first half of 2013.

•
North America – Research and development and engineering expense increased $1.5 million, primarily due to increases of $0.8 million in professional fees, mostly for patent development and product testing, and $0.6 million in cash profit sharing.

•	Europe – Research and development and engineering expense increased $0.4 million, primarily due to an increase in professional fees.

Selling expense

Selling expense increased 7.0% to $46.0 million in the first half of 2014 from $43.0 million in the first half of 2013, primarily due to increases of $1.3 million in professional fees, $1.3 million in personnel costs and $0.6 million in cash profit sharing and commissions.

•
North America – Selling expense increased $2.3 million, primarily due to increases of $1.2 million in professional fees and $1.0 million in personnel costs related to the addition of staff in support of product and software development and pay rate increases instituted in January 2014.

•	Europe – Selling expense increased $0.5 million, primarily due to increases of $0.4 million in personnel costs and $0.1 million in professional fees.

General and administrative expense

General and administrative expense increased 3.8% to $56.4 million in the first half of 2014 from $54.4 million in the first half of 2013, primarily due to increases of $2.5 million in cash profit sharing, $1.3 million in personnel costs, $0.4 million in professional fees and $0.4 million in depreciation expense, partly offset by a $1.0 million impairment of fixed assets in the first half of 2013, which did not occur in the first half of 2014, and decreases of $0.8 million in net foreign currency loss and $0.3 million in amortization expense.

•
North America – General and administrative expense increased $3.7 million, primarily due to increases of $1.4 million in cash profit sharing, $0.7 million in personnel costs related to the addition of administrative and information technology staff and pay rate increases instituted in January 2014, $0.6 million in depreciation expense, $0.4 million in professional fees and $0.3 million in foreign currency losses, partly offset by a $0.6 million decrease in amortization expense.

•
Europe – General and administrative expense decreased by $1.6 million, primarily due to $1.0 million in impairment of fixed assets and decreases of $0.5 million in stock-based compensation, $0.3 million in professional fees and $0.2 million in depreciation expenses, as well as a $0.7 million decrease in foreign currency losses, partly offset by increases of $0.7 million in cash profit sharing and $0.4 million in personnel costs.

•
Administrative and all other – General and administrative expense decreased slightly, primarily due to a decrease of $0.3 million in foreign currency losses, partly offset by an increase of $0.3 million in cash profit sharing. Effective 2014, the Company reports rent revenue, mostly associated with its property in Vacaville, California, in general and administrative expense. Rent revenue in the first half of each of 2014 and 2013 was $0.5 million.

Income taxes

The effective income tax rate in the first half of 2014 was 37.2% compared to 39.8% in the first half of 2013. The effective income tax rate was lower due to reduced first half 2014 operating losses in the Europe and Asia/Pacific segments for which no tax benefit was recorded. Based on current information and subject to future events and circumstances, the Company estimates that its 2014 effective tax rate will be between 37% and 39%.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification Update No. 2014-08 (Topic 205 and Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASC Update No. 2014-08"). ASC update No. 2014-08 modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. ASC Update No. 2014-08 also requires additional financial statement disclosures about discontinued operations, as well as disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. ASC Update No. 2014-08 is effective prospectively for years beginning on or after December 15, 2014.  The Company expects that the adoption of ASC Update 2014-08 will not materially affect its financial position or results of operations.

In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers ("ASC Update No. 2014-09").  ASC Update No. 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASC Update No. 2014-09 is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASC Update No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.  The standard is effective for annual and interim periods beginning after December 15, 2016, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASC Update No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the effects of adopting ASC Update No. 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

Liquidity and Sources of Capital

Cash Flows Used in Operating Activities

As of June 30, 2014, working capital was $498.7 million compared to $414.6 million at June 30, 2013, and $464.9 million at December 31, 2013. The increase in working capital from December 31, 2013, was primarily due to increases of $47.8 million in trade accounts receivable, net, and $21.3 million in inventory, and decreases of $7.8 million in trade accounts payable and $2.4 million in accrued profit sharing trust contributions. The increase in trade accounts receivable, net, was primarily due to seasonal increases in net sales during the second quarter of 2014 compared to the fourth quarter of 2013. Raw material inventories increased 11.3% as compared to December 31, 2013, while in-process and finished goods inventories increased 10.4% as compared to December 31, 2013, in anticipation of increased construction activity during the summer building season. The decrease in trade accounts payable was primarily due to decreased material purchases in the second quarter of 2014 compared to the fourth quarter of 2013. The decrease in accrued profit sharing trust was due to the 2013 contribution paid in the first quarter of 2014. The increase in working capital from December 31, 2013, was partly offset by decreases of $30.0 million in cash and cash equivalents and $4.0 million in other current assets and increases of $6.2 million in accrued cash profit sharing and commissions, $4.7 million in other accrued liabilities and $1.7 million in income taxes payable. The decrease in cash and cash equivalents was primarily due to an increase in inventory purchases and the payment of trade accounts payable and accrued profit sharing trust contributions. The decrease in other current assets was primarily due to the decrease in income taxes receivable. The increase in accrued cash profit sharing and commissions was due to higher net sales and operating profits in the second quarter of 2014 compared to the fourth quarter of 2013. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $32.5 million and noncash expenses, primarily charges for depreciation, amortization and stock-based compensation totaling $21.0 million, resulted in net cash used in operating activities of $9.5 million. As of June 30, 2014, the Company had unused credit available of $304.6 million, including a $300.0 million credit facility.

As of June 30, 2013, working capital was $414.6 million as compared to $394.7 million at June 30, 2012, and $402.5 million at December 31, 2012. The increase in working capital from December 31, 2012, was primarily due to increases of $44.1 million in net trade accounts receivable and $1.4 million in deferred income taxes, and decreases of $7.5 million in trade accounts payable, and $2.0 million in accrued profit sharing trust contributions. The increase in net trade accounts receivable was primarily due to seasonal increases in net sales during the second quarter of 2013 compared to the fourth quarter of 2012. The decrease in trade accounts payable was primarily due to decreased material purchases in the second quarter of 2013 compared to the fourth quarter of 2012. The decrease in accrued profit sharing trust was due to the 2012 contribution paid in the first quarter of 2013. The increase in working capital from December 31, 2012, was partly offset by decreases of $15.0 million in other current assets, $10.3 million in cash and cash equivalents, and $7.9 million in inventories, and increases of $8.6 million in accrued cash profit sharing, and $1.0 million in line of credit and notes payable. The decrease in other current assets was primarily due to the decrease in income taxes receivable, while the decrease in cash and cash equivalents was primarily due to payments of $9.8 million to repurchase Company common stock in the second quarter of 2013. Raw material inventories decreased 10.9% as compared to December 31, 2012, while in-process and finished goods inventories increased 2.4% as compared to December 31, 2012. The increase in accrued cash profit sharing was due to higher operating profits in the second quarter of 2013 compared to the fourth quarter of 2012. The increase in line of credit and notes payable was primarily from borrowing for working capital in Europe. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $23.3 million and noncash expenses, primarily charges for depreciation, amortization, stock-based compensation and impairment of assets totaling $21.8 million, resulted in net cash provided by operating activities of $18.9 million.

Cash Flows Used in Investing Activities

For the six months ended June 30, 2014, the Company’s investing activities used cash of $9.0 million, including $9.3 million in capital expenditures, partly offset by proceeds from the sale of assets of $0.6 million. The Company’s capital expenditures were primarily to increase manufacturing capacity in North America and to improve information technology support systems. The Company estimates that its full-year capital spending will be $20.0 million to $23.0 million in 2014.

For the six months ended June 30, 2013, the Company’s investing activities used cash of $12.7 million, including $8.1 million in capital expenditures and $5.3 million for the acquisition of the ShearBrace product line from Weyerhaeuser, partly offset by a Keymark-related entity’s repayment of a loan of $0.6 million and proceeds from the sale of property and equipment of $0.1 million.

Cash Flows Used in Financing Activities

For the six months ended June 30, 2014, the Company’s financing activities used net cash of $10.9 million, including $12.2 million in dividend payments, $1.1 million in deferred purchase payments related to the 2012 S&P Clever acquisition and $0.2 million in contingent consideration also related to the 2012 S&P Clever acquisition, partly offset by $2.6 million from the issuance of common stock on the exercise of stock options. In July 2014, the Company’s Board of Directors declared a cash dividend of $0.14 per share, estimated to total $6.9 million, to be paid on October 23, 2014, to stockholders of record on October 2, 2014. The Company’s Board of Directors has authorized up to $50.0 million, all of which remained available at June 30, 2014, for the repurchase of common stock in 2014.

For the six months ended June 30, 2013, the Company’s financing activities used net cash of $14.0 million, including $9.8 million for the repurchase of common stock and $6.1 million in dividend payments, partly offset by $1.1 million cash provided by borrowings on credit facilities, primarily for working capital in Europe, and $0.8 million from the issuance of common stock on the exercise of stock options.

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

A significant portion of the cash and cash equivalents held by the Company is in foreign currencies. Cash and cash equivalents of $90.6 million held in foreign countries could be subject to additional taxation if it were repatriated to the United States. The Company has no plans to repatriate cash and cash equivalents held outside the United States, as it is expected to be used to fund future international growth and acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country or currency where the Company has operations, the change in net income would not be material to the Company’s operations as a whole. The translation adjustment had no significant effect on other comprehensive income for the three months ended June 30, 2014. For the six months ended June 30, 2014, the translation adjustment resulted in an increase in accumulated other comprehensive income of $1.2 million.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were not effective as a result of the material weaknesses that existed in its internal control over financial reporting as described below.

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

Material Weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2013, which remained unremediated at June 30, 2014:

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

Remediation. The Company’s management has been actively engaged in developing a comprehensive remediation plan to address fully such material weaknesses. The Company's plan to address the material weaknesses was finalized during the second quarter of 2014, and included the following:

•	enhancing the controls over the review of the annual goodwill assessment for impairment; and

•	designing an appropriate process and controls to perform the annual assessment of indefinite-lived intangible assets for impairment in accordance with GAAP.

Remediation will not be completed until the fourth quarter of 2014, when the annual impairment assessments are completed and reviewed by management.

The Company’s management believes the foregoing efforts will effectively remediate such material weaknesses. As management continues to evaluate and work to improve the Company’s internal control over financial reporting, management may determine to take additional measures to address such material weaknesses or determine to modify the remediation plan described above.

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2014, the Company made no changes to its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

On April 12, 2011, Fireman’s Fund Insurance Company (“Fireman’s Fund”), another of the Company’s general liability insurers, sued Hartford Fire Insurance Company (“Hartford”), a third insurance company from whom the Company purchased general liability insurance, in the United States District Court for the Northern District of California, Fireman’s Fund Insurance Company v. Hartford Fire Insurance Company, Civil No. 11 1789 SBA (the “Fireman’s Fund action”).  The Company has intervened in the Fireman’s Fund action and the parties have agreed to a stay of proceedings pending resolution of the underlying Ocean Pointe cases.

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

Based on recent mediation, a tentative settlement in principle has been reached to resolve all of these legal proceedings, including Cases 1, 2, 3 and 4; the National Union action; the Fireman’s Fund action; and the San Francisco coverage action. Formal settlement documents are being circulated for review and comment. If the tentative settlement in principle is documented in a final, enforceable agreement and its conditions are satisfied, the Company will incur no uninsured liability in any of these legal proceedings. The Company cannot predict when, if ever, any settlement will be finalized, and an unfavorable outcome could result in uninsured liability that substantially exceeds the amount of such tentative settlement in principle. It is not possible to reasonably estimate the amount or range of any such possible excess.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from February 2013. The authorization will remain in effect through the end of 2014. There were no purchases by the Company during the second quarter of 2014.

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

10.3
Simpson Manufacturing Co., Inc. Executive Officer Cash Profit Sharing Plan, as amended through February 25, 2008, is incorporated by reference to Exhibit A of Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 8, 2013.

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

101
Financial statements from the quarterly report on Form 10-Q of Simpson Manufacturing Co., Inc. for the quarter ended June 30, 2014, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 7, 2014	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)