Form 10-Q
period 2014-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2014-11-07
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2014

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of September 30, 2014:   48,948,467

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	September 30,		December 31,
	2014	2013	2013
ASSETS
Current assets
Cash and cash equivalents	$258,238	$215,764	$251,208
Trade accounts receivable, net	127,495	118,895	90,017
Inventories	198,420	187,255	197,728
Deferred income taxes	13,141	12,330	12,699
Other current assets	12,985	12,519	16,454
Total current assets	610,279	546,763	568,106

Property, plant and equipment, net	206,134	209,641	209,533
Goodwill	125,228	130,270	129,218
Intangible assets, net	34,782	42,541	41,773
Other noncurrent assets	5,420	4,961	4,983
Total assets	$981,843	$934,176	$953,613
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and notes payable	$38	$956	$103
Trade accounts payable	24,729	33,450	34,933
Accrued liabilities	56,913	47,268	51,745
Accrued profit sharing trust contributions	4,663	4,573	5,784
Accrued cash profit sharing and commissions	13,721	12,471	6,049
Accrued workers’ compensation	4,432	5,195	4,591
Total current liabilities	104,496	103,913	103,205

Deferred income tax and other long-term liabilities	13,224	7,803	9,129
Total liabilities	117,720	111,716	112,334
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, at par value	490	487	486
Additional paid-in capital	217,011	194,721	207,418
Retained earnings	648,608	623,529	615,289
Treasury stock	(2,981)	(9,825)	—
Accumulated other comprehensive income	995	13,548	18,086
Total stockholders’ equity	864,123	822,460	841,279
Total liabilities and stockholders’ equity	$981,843	$934,176	$953,613

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$209,320	$195,619	$585,518	$545,248
Cost of sales	113,767	105,724	316,285	301,461
Gross profit	95,553	89,895	269,233	243,787
Operating expenses:
Research and development and other engineering	9,711	9,226	29,505	27,018
Selling	23,592	20,630	69,623	63,654
General and administrative	29,557	28,523	85,993	82,906
Impairment of goodwill	492	—	492	—
Loss (gain) on sale of assets	(17)	631	(336)	634
	63,335	59,010	185,277	174,212
Income from operations	32,218	30,885	83,956	69,575
Interest (expense) income, net	(27)	(9)	44	32
Income before taxes	32,191	30,876	84,000	69,607
Provision for income taxes	11,577	10,870	30,849	26,304
Net income	$20,614	$20,006	$53,151	$43,303

Earnings per common share:
Basic	$0.42	$0.41	$1.09	$0.89
Diluted	$0.42	$0.41	$1.08	$0.89

Number of shares outstanding
Basic	49,010	48,377	48,972	48,482
Diluted	49,227	48,551	49,172	48,603

Cash dividends declared per common share	$0.140	$0.125	$0.405	$0.250

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$20,614	$20,006	$53,151	$43,303
Other comprehensive income (loss)
Translation adjustment, net of tax benefit (expense) of ($63) and $82, ($19) and ($2), respectively	(15,897)	8,264	(17,091)	1,449
Comprehensive income	$4,717	$28,270	$36,060	$44,752

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
For the nine months ended September 30, 2013 and 2014, and for the three months ended December 31, 2013
(In thousands except per-share amounts, unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2013	48,422	$483	$184,677	$592,309	$12,099	$—	$789,568
Net income	—	—	—	43,303	—	—	43,303
Translation adjustment, net of tax	—	—	—	—	1,449	—	1,449
Stock options exercised	194	2	5,331	—	—	—	5,333
Stock-based compensation	—	—	8,656	—	—	—	8,656
Tax effect of options exercised	—	—	(2,187)	—	—	—	(2,187)
Shares issued from release of Restricted Stock Units	111	2	(2,074)	—	—	—	(2,072)
Repurchase of common stock	(342)	—	—	—	—	(9,825)	(9,825)
Cash dividends declared on common stock, $0.25 per share	—	—	—	(12,083)	—	—	(12,083)
Common stock issued at $33.81 per share for stock bonus	9	—	318	—	—	—	318
Balance, at September 30, 2013	48,394	487	194,721	623,529	13,548	(9,825)	822,460
Net income	—	—	—	7,668	—		7,668
Translation adjustment, net of tax	—	—	—	—	4,492	—	4,492
Pension adjustment, net of tax	—	—	—	—	46	—	46
Stock options exercised	318	3	9,721	—	—	—	9,724
Stock-based compensation	—	—	3,434	—	—	—	3,434
Tax effect of options exercised	—	—	(458)	—	—	—	(458)
Retirement of treasury stock	—	(4)	—	(9,821)	—	9,825	—
Cash dividends declared on common stock, $0.125 per share	—	—	—	(6,087)	—	—	(6,087)
Balance, December 31, 2013	48,712	486	207,418	615,289	18,086	—	841,279
Net income	—	—	—	53,151	—	—	53,151
Translation adjustment, net of tax	—	—	—	—	(17,091)	—	(17,091)
Stock options exercised	144	2	4,176	—	—	—	4,178
Stock-based compensation	—	—	8,789	—	—	—	8,789
Tax effect of options exercised	—	—	(275)	—	—	—	(275)
Shares issued from release of Restricted Stock Units	176	2	(3,499)	—	—	—	(3,497)
Repurchase of common stock	(95)	—	—	—	—	(2,981)	(2,981)
Cash dividends declared on common stock, $0.405 per share	—	—	—	(19,832)	—	—	(19,832)
Common stock issued at $35.87 per share for stock bonus	11	—	402	—	—	—	402
Balance, September 30, 2014	48,948	$490	$217,011	$648,608	$995	$(2,981)	$864,123

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income	$53,151	$43,303
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of assets	(336)	634
Depreciation and amortization	22,105	21,631
Impairment loss on assets	492	1,025
Gain on contingent consideration adjustment	(386)	—
Deferred income taxes	1,324	2,336
Noncash compensation related to stock plans	9,508	9,106
Excess tax benefit of options exercised and restricted stock units vested	(66)	(42)
Provision for doubtful accounts	25	342
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(39,357)	(36,296)
Inventories	(3,235)	17,643
Trade accounts payable	(9,121)	(4,543)
Income taxes payable	5,652	9,372
Accrued profit sharing trust contributions	(1,103)	(606)
Accrued cash profit sharing and commissions	7,743	9,053
Other current assets	(2,307)	(1,218)
Accrued liabilities	3,102	(112)
Long-term liabilities	2,728	(1,563)
Accrued workers’ compensation	(159)	503
Other noncurrent assets	(603)	1,352
Net cash provided by operating activities	49,157	71,920
Cash flows from investing activities
Capital expenditures	(17,517)	(12,949)
Asset acquisitions, net of cash acquired	—	(5,300)
Proceeds from sale of property and equipment	612	1,823
Loan made to customer	(281)	—
Loan repayment by customer	22	—
Loan repayment by related party	—	625
Net cash used in investing activities	(17,164)	(15,801)
Cash flows from financing activities
Deferred and contingent consideration paid for asset acquisition	(1,293)	—
Repurchase of common stock	(2,981)	(9,825)
Debt and line of credit borrowings	—	1,378
Repayment of debt and line of credit borrowings	(60)	(609)
Issuance of common stock	4,178	5,333
Excess tax benefit of options exercised and restricted stock units vested	66	42
Dividends paid	(19,065)	(12,081)
Net cash used in financing activities	(19,155)	(15,762)
Effect of exchange rate changes on cash and cash equivalents	(5,808)	(146)
Net increase in cash and cash equivalents	7,030	40,211
Cash and cash equivalents at beginning of period	251,208	175,553
Cash and cash equivalents at end of period	$258,238	$215,764
Noncash activity during the period
Noncash capital expenditures	$501	$670
Dividends declared but not paid	6,862	6,015
Issuance of Company’s common stock for compensation	402	318

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

Revisions

The Company revised its September 30, 2013, Condensed Consolidated Balance Sheet to classify $5.6 million of indefinite-lived assets as intangible assets, net, that had erroneously been classified as other noncurrent assets. The Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2013, was revised to reflect $0.3 million and $0.8 million, respectively, of rental income from properties rented to third-parties as an offset to general and administrative expense rather than as net sales as originally reported in error. With this revision, rental incomes are reported, net of related expenses, in general and administrative expense. These revisions were not considered material to the affected periods.

Out-of-Period Adjustment

In the first quarter of 2014, the Company recorded an out-of-period adjustment, which increased gross profit, income from operations and net income by $2.3 million, $2.0 million and $1.3 million, respectively. The adjustment resulted from an over-statement of prior periods' workers compensation expense, net of cash profit sharing expense, and was not material to the current period's or any prior period's financial statements.

Withdrawal from Multi-Employer Defined-Benefit Pension Plan

Under the Company's collective bargaining arrangement with the tool and die craftsman and maintenance union, the Company has been contributing to a defined-benefit pension plan. In the second quarter of 2014, the Company and the union formally notified the defined-benefit pension plan administrator of their intent to withdraw from the plan. In the third quarter of 2014, the plan administrator responded by issuing a demand letter informing the Company that the annual withdrawal liability payment to be made by the Company was $145,400 and the payments were to be made in perpetuity.

Due to the amount and duration of payments, the Company was required to calculate and record a pension expense and liability based on the annual payments in perpetuity. The liability is included with other long-term liabilities in the Company's Condensed Consolidated Balance Sheet. The Company discounted the payment estimate using a discount rate of 5%, which approximates the credit-adjusted risk-free rate for the Company. The Company adjusted its liability to $3.0 million from the $2.9 million recorded in the second quarter of 2014, and recorded a corresponding defined-benefit expense in cost of sales. On a quarterly basis, the Company will re-evaluate the number of years that payments are required and the discount rate used to calculate the long-term liability and adjust it as facts and circumstances change. All quarterly adjustments to the long-term liability will be charged to cost of sales in the Condensed Consolidated Statements of Operations. Because of the funding status of the plan, the annual withdrawal liability payments will be recorded as interest expense on the long-term liability until such time as a finite debt balance is determined.

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

The following is a reconciliation of basic earnings per common share to diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Net income available to common stockholders	$20,614	$20,006	$53,151	$43,303
Basic weighted-average shares outstanding	49,010	48,377	48,972	48,482
Dilutive effect of potential common stock equivalents — stock options and restricted stock units	217	174	200	121
Diluted weighted-average shares outstanding	49,227	48,551	49,172	48,603
Earnings per common share:
Basic	$0.42	$0.41	$1.09	$0.89
Diluted	$0.42	$0.41	$1.08	$0.89
Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	—	—	—	—

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

The following table represents the Company’s stock option and restricted stock unit activity for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Stock-based compensation expense recognized in operating expenses	$3,041	$2,959	$8,781	$8,644
Less: Tax benefit of stock-based compensation expense in provision for income taxes	1,075	1,087	3,142	3,031
Stock-based compensation expense, net of tax	$1,966	$1,872	$5,639	$5,613
Fair value of shares vested	$3,098	$3,007	$8,789	$8,656
Proceeds to the Company from the exercise of stock-based compensation	$1,551	$4,557	$4,178	$5,333
Tax effect from the exercise of stock-based compensation, including shortfall tax benefits	$(89)	$(337)	$(275)	$(2,187)

	At September 30,
(in thousands)	2014	2013
Stock-based compensation cost capitalized in inventory	$525	$426

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

The Company’s investments consisted of only United States Treasury securities and money market funds, which are the Company’s primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. The balances of the Company’s primary financial instruments were as follows:

	At September 30,		At December 31
(in thousands)	2014	2013	2013
Financial instruments	$98,568	$87,381	$117,571

The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions is classified as Level 3 within the fair value hierarchy and is based on the Company's unobserved inputs and assumptions. In the third quarter of 2014, the fair value of the contingent consideration, related to the acquisition of Bierbach GmbH & Co. KG (“Bierbach”), a Germany corporation, was decreased from $0.8 million to $0.4 million, as a result of not retaining Bierbach's historical customers and increased competition.

Income Taxes

The Company uses an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in each interim period. The estimated effective tax rate was slightly higher in the third quarter of 2014 than in the third quarter of 2013. The effective income tax rate for the first nine months of 2014 was 36.7% as compared to 37.8% for the first nine months of 2013. The decrease in the effective income tax rate was primarily due to reduced operating losses in the first nine months of 2014 in the Europe and Asia/Pacific segments for which no tax benefit was recorded.

The following table presents the Company’s effective tax rates and income tax expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2014	2013	2014	2013
Effective tax rate	36.0%	35.2%	36.7%	37.8%
Provision for income taxes	$11,577	$10,870	$30,849	$26,304

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

In November 2013, the Company purchased certain assets related to a connector product line from Bierbach for $1.2 million in cash and a contingent liability of $0.8 million. Bierbach manufactured and sold a line of connectors, primarily in Germany. The Company’s initial provisional measurement of assets acquired included goodwill of $0.7 million, which was assigned to the Europe segment, and intangible assets of $0.6 million, both of which are subject to tax-deductible amortization. Net tangible assets consisting of inventory and tooling accounted for the balance of the purchase price. The provisional measurement of the assets acquired was revised in the third quarter of 2014 to include goodwill of $0.5 million with intangible assets unchanged at $0.6 million. Net tangible assets consisting of inventory and tooling accounted for the balance of the purchase price. Also in the third quarter of 2014, the Company reduced the fair value of the contingent consideration liability from $0.8 million to $0.4 million due to a failure to retain Bierbach's historical customers and increased competition, which resulted in a $0.4 million gain that was reported in general and administrative expenses in the Condensed Consolidated Statements of Operations. The goodwill was fully impaired during the quarter. (See Note 1 "Basis of Presentation - Goodwill Impairment Testing" below).

In the first quarter of 2014, the Company paid $1.1 million in deferred consideration and $0.2 million in contingent consideration related to the acquisition of S&P Clever Reinforcement Company AG and S&P Clever International AG (collectively, “S&P Clever”). The remaining deferred and contingent consideration of $1.5 million is payable in the first quarter of 2015.

Under the business combinations topic of the FASB ASC, the Company accounted for these acquisitions as business combinations and ascribed acquisition-date fair values to the acquired assets. Provisional fair value measurements were made in the first and fourth quarters of 2013 for the acquired assets of ShearBrace and Bierbach, respectively. Adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as information necessary to complete the analysis is obtained. Fair value of intangible assets was based on Level 3 inputs. The Company has completed the measurement process for ShearBrace assets and expects the measurement process for the Bierbach acquisition to be finalized in the fourth quarter of 2014.

Pro-forma financial information is not presented as it would not materially differ from the information presented in the Condensed Consolidated Statements of Operations.

Goodwill Impairment Testing

The Company tests goodwill for impairment at the reporting unit level on an annual basis, in the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. These events or circumstances may include, among others, a significant change in the business climate, legal factors, operating performance indicators such as decreases to sales forecasts, competition, or the disposition or relocation of a significant portion of a reporting unit's assets.

In the third quarter of 2014, the factors that led to the reduction in contingent consideration liability related to Bierbach discussed above resulted in management performing an impairment test to evaluate the recoverability of the Germany reporting unit's goodwill, which consists entirely of goodwill from the Bierbach acquisition. The test resulted in the impairment of all of the reporting unit’s goodwill in the amount of $0.5 million.

The Company performed a two-step impairment test on the goodwill of the Germany reporting unit. In the first step, the Company compared the fair value of the reporting unit to its carrying value. The fair value was estimated using a discounted cash flow model, which considers estimates of projected future operating results and cash flows, discounted at an estimated after-tax weighted-average cost of capital. The discounted cash flow model requires significant judgment involving estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins and working capital requirements used to calculate projected future cash flows, risk-adjusted discount rates and future economic and market conditions (Level 3 fair value inputs). The Company bases its fair value estimates on assumptions that it believes to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ materially from those estimates. Assumptions about the reporting unit’s operating performance in the first year of the discounted cash flow model used to determine whether or not the goodwill related to that reporting unit is impaired were derived from the Company’s 2014 projected annual operating results for the Germany reporting unit. The fair value model considers such factors as macro-economic conditions, revenue and expense forecasts, product line changes, material, labor and overhead costs, tax rates, working capital levels and the competitive environment. Future estimates, however derived, are inherently uncertain. Nonetheless, the Company believes that this is the most appropriate source on which to base its estimates.

As the carrying amount of the Germany reporting unit exceeds its fair value, a second test was performed to measure the amount of impairment, if any, by allocating the reporting unit’s fair value to its assets and liabilities, other than goodwill, and comparing the resulting implied fair value of goodwill with its carrying amount. An impairment charge for the difference was then recorded. The goodwill impairment evaluation performed by management as of September 30, 2014, indicated that the carrying value of the Company's Germany reporting unit exceeded its fair value by more than 32% of the carrying value.

In connection with the impairment of the goodwill, the Company also reviewed associated long-lived assets in Germany, such as property and equipment, and intangible assets, for recoverability by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. No impairment of long-lived assets was required as a result of that review during the third quarter of 2014.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification Update No. 2014-08 (Topic 205 and Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASC Update No. 2014-08"). ASC Update No. 2014-08 modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. ASC Update No. 2014-08 also requires additional financial statement disclosures about discontinued operations, as well as disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. ASC Update No. 2014-08 is effective prospectively for years beginning on or after December 15, 2014. The Company expects that the adoption of ASC Update No. 2014-08 will not materially affect its financial position or results of operations.

In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers ("ASC Update No. 2014-09"). ASC Update No. 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASC Update No. 2014-09 is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASC Update No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual and interim periods beginning after December 15, 2016, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASC Update No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the effects of adopting ASC Update No. 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

2.    Trade Accounts Receivable, Net

Trade accounts receivable consisted of the following:

	At September 30,		At December 31,
(in thousands)	2014	2013	2013
Trade accounts receivable	$131,323	$122,328	$92,413
Allowance for doubtful accounts	(836)	(1,384)	(945)
Allowance for sales discounts and returns	(2,992)	(2,049)	(1,451)
	$127,495	$118,895	$90,017

3.    Inventories

Inventories consisted of the following:

	At September 30,		At December 31,
(in thousands)	2014	2013	2013
Raw materials	$77,845	$75,032	$81,338
In-process products	19,646	18,070	18,475
Finished products	100,929	94,153	97,915
	$198,420	$187,255	$197,728

4.    Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:

	At September 30,		At December 31,
(in thousands)	2014	2013	2013
Land	$29,624	$29,283	$29,347
Buildings and site improvements	174,343	177,484	178,391
Leasehold improvements	5,404	5,068	5,213
Machinery, equipment, and software	230,534	221,459	225,831
	439,905	433,294	438,782
Less accumulated depreciation and amortization	(246,287)	(232,958)	(235,535)
	193,618	200,336	203,247
Capital projects in progress	12,516	9,305	6,286
	$206,134	$209,641	$209,533

5.    Goodwill and Intangible Assets, Net

Goodwill was as follows:

	At September 30,		At December 31,
(in thousands)	2014	2013	2013
North America	$84,647	$87,104	$84,822
Europe	38,918	41,388	42,690
Asia/Pacific	1,663	1,778	1,706
Total	$125,228	$130,270	$129,218

Amortizable and indefinite-lived intangible assets, net, were as follows:

	At September 30, 2014
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$34,490	$(18,941)	$15,549
Europe	31,766	(12,533)	19,233
Total	$66,256	$(31,474)	$34,782

	At September 30, 2013
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$34,591	$(15,032)	$19,559
Europe	32,255	(9,273)	22,982
Total	$66,846	$(24,305)	$42,541

	At December 31, 2013
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$34,520	$(15,909)	$18,611
Europe	33,217	(10,055)	23,162
Total	$67,737	$(25,964)	$41,773

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense for definite-lived intangible assets during the three months ended September 30, 2014 and 2013, totaled $1.8 million and $1.2 million, respectively, and during the nine months ended September 30, 2014 and 2013, totaled $5.5 million and $5.2 million, respectively.

Indefinite-lived intangible assets include in-process research and development assets and a trade name totaling $2.2 million, $5.6 million and $5.7 million at September 30, 2014, September 30, 2013 and December 31, 2013, respectively. During the second quarter of 2014, approximately $3.3 million of in-process research and development cost was transferred to definite-lived intangible assets and is being amortized on a straight-line basis over its useful life.

At September 30, 2014, estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)
Remaining three months of 2014	$1,638
2015	6,152
2016	5,918
2017	4,142
2018	3,166
2019	3,138
Thereafter	8,444
$32,598

The changes in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2014, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2013	$129,218	$41,773
Reclassifications	(149)	85
Impairment*	(492)	—
Amortization	—	(5,511)
Foreign exchange	(3,349)	(1,565)
Balance at September 30, 2014	$125,228	$34,782

*	See Note 1 "Basis of Presentation — Goodwill Impairment Testing"

6.    Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at September 30, 2014, was $304.4 million, including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300.0 million in available credit. This credit facility will expire in July 2017. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR1screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at September 30, 2014, the LIBOR Rate was 0.15%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio.

The Company’s unused borrowing capacity under other revolving credit lines and a term note totaled $4.4 million at September 30, 2014. The other revolving credit lines and term note charge interest ranging from 0.88% to 7.25%, have maturity dates from December 2014 to July 2017, and had outstanding balances totaling $0.0 million, $1.2 million and $0.1 million at September 30, 2014, September 30, 2013, and December 31, 2013, respectively. The Company was in compliance with its financial covenants at September 30, 2014.

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

Based on facts currently known to the Company, the Company believes that all or part of the claims alleged in the Cases may be covered by its insurance policies.  On April 19, 2011, an action was filed in the United States District Court for the District of Hawaii, National Union Fire Insurance Company of Pittsburgh, PA v. Simpson Manufacturing Company, Inc., et al., Civil No. 11-00254 ACK (the "National Union Action").  In this National Union Action, Plaintiff National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”), which issued certain Commercial General Liability insurance policies to the Company, seeks declaratory relief in the Cases with respect to its obligations to defend or indemnify the Company, Simpson Strong-Tie Company Inc., and a vendor of the Company’s strap tie holdown products.  By Order dated November 7, 2011, all proceedings in the National Union action have been stayed.  If the stay is lifted, in the absence of an agreement to settle the Cases and the National Union action, the Company intends vigorously to defend all claims advanced by National Union.

On April 12, 2011, Fireman’s Fund Insurance Company (“Fireman’s Fund”), another of the Company’s general liability insurers, sued Hartford Fire Insurance Company (“Hartford”), a third insurance company from whom the Company purchased general liability insurance, in the United States District Court for the Northern District of California, Fireman’s Fund Insurance Company v. Hartford Fire Insurance Company, Civil No. 11 1789 SBA (the “Fireman’s Fund action”).  The Company has intervened in the Fireman’s Fund action. By Order dated September 29, 2014, the Court formally stayed proceedings in the Fireman’s Fund Action, and ordered the action administratively closed. The Fireman’s Fund Action is subject to motion to reopen in the absence of an agreement to settle the Cases and the Fireman’s Fund Action

On November 21, 2011, the Company commenced a lawsuit against National Union, Fireman’s Fund, Hartford and others in the Superior Court of the State of California in and for the City and County of San Francisco (the “San Francisco coverage action”).  In the San Francisco coverage action, the Company alleges generally that the separate pendency of the National Union action and the Fireman’s Fund action presents a risk of inconsistent adjudications; that the San Francisco Superior Court has jurisdiction over all of the parties and should exercise jurisdiction at the appropriate time to resolve any and all disputes that have arisen or may in the future arise among the Company and its liability insurers; and that the San Francisco coverage action should also be stayed pending resolution of the underlying Ocean Pointe Cases. The San Francisco coverage action has been ordered stayed pending resolution of the Cases.

Through mediation, a tentative settlement in principle has been reached to resolve all of these legal proceedings, including Cases 1, 2, 3 and 4; the National Union action; the Fireman’s Fund action; and the San Francisco coverage action. Formal settlement documents have been circulated for review and comment. If the tentative settlement in principle is documented in a final, enforceable agreement and its conditions are satisfied, the Company will incur no uninsured liability in any of these legal proceedings. The Company cannot predict when, if ever, any settlement will be finalized, and an unfavorable outcome could result in uninsured liability that substantially exceeds the amount of such tentative settlement in principle. It is not possible to reasonably estimate the amount or range of any such possible excess.

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

Corrosion, hydrogen enbrittlement, cracking, material hardness, wood pressure-treating chemicals, misinstallations, misuse, design and assembly flaws, manufacturing defects, environmental conditions, surface preparation or other factors can contribute to failure of fasteners, connectors, tools, anchors, adhesives, coatings and tool products.  On occasion, some of the products that the Company sells have failed, although the Company has not incurred any material liability resulting from those failures.  The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions.  The Company subjects its products to extensive testing, with results and conclusions published in Company catalogues and on its websites. Based on test results to date, the Company believes that, generally, if its products are appropriately selected, installed and used in accordance with the Company’s guidance, they may be reliably used in appropriate applications.

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

The following table summarizes the Company’s unvested restricted stock unit activity for the nine months ended September 30, 2014:

	Shares	Weighted- Average Price	Aggregate Intrinsic Value *
Unvested Restricted Stock Units (RSUs)	(in thousands)		(in thousands)
Outstanding at January 1, 2014	448	$32.45
Awarded	343
Vested	(282)
Forfeited	(1)
Outstanding at September 30, 2014	508	$31.67	$14,817
Outstanding and expected to vest at September 30, 2014	497	$31.68	$14,473

*	The intrinsic value is calculated using the closing price per share of $29.15 as reported by the New York Stock Exchange on September 30, 2014.

Based on the market value on the award date, the total intrinsic value of vested restricted stock units during the nine-month periods ended September 30, 2014 and 2013, was $9.0 million and $5.7 million, respectively.

No stock options were granted in 2013 or the first nine months of 2014. The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value *
Non-Qualified Stock Options	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2014	1,021	$29.35
Exercised	(144)
Forfeited	(5)
Outstanding at September 30, 2014	872	$29.39		$212
Outstanding and expected to vest at September 30, 2014	864	$29.39	3.3	$212
Exercisable at September 30, 2014	710	$29.33	3.2	$212

*
The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the stock option, using the closing price per share of $29.15 as reported by the New York Stock Exchange on September 30, 2014.

The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2014 and 2013, was $0.7 million and $0.9 million, respectively.

A summary of the status of unvested stock options as of September 30, 2014, and changes during the nine months ended September 30, 2014, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested Stock Options	(in thousands)
Unvested at January 1, 2014	448	$10.31
Vested	(285)	10.30
Forfeited	(1)	10.33
Unvested at September 30, 2014	162	$10.33

As of September 30, 2014, $16.7 million of total unrecognized compensation cost was related to unvested stock-based compensation arrangements under the 2011 Incentive Plan for awards made through February 2014 and those expected to be made through February 2015. The portions of this cost related to stock options and restricted stock units awarded through February 2014 are expected to be recognized over a weighted-average period of 1.8 years.

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

The Company’s measure of profit or loss for its reportable segments is income (loss) from operations. The reconciling amount between consolidated income before tax and consolidated income from operations is interest income, which is primarily attributed to Administrative and All Other.

The following tables illustrate certain measurements used by management to assess the performance as of or for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net Sales
North America	$171,064	$157,278	$476,546	$444,772
Europe	34,609	33,866	97,297	89,855
Asia/Pacific	3,647	4,475	11,675	10,621
Total	$209,320	$195,619	$585,518	$545,248
Sales to Other Segments*
North America	$1,058	$1,316	$3,151	$3,247
Europe	308	20	934	332
Asia/Pacific	5,890	3,968	13,218	12,979
Total	$7,256	$5,304	$17,303	$16,558
Income (Loss) from Operations
North America	$29,914	$28,659	$82,598	$73,582
Europe	3,447	3,682	6,283	1,742
Asia/Pacific	(148)	(649)	(1,783)	(1,878)
Administrative and all other	(995)	(807)	(3,142)	(3,871)
Total	$32,218	$30,885	$83,956	$69,575

* The sales to other segments are eliminated in consolidation.

			At
	At September 30,		December 31,
(in thousands)	2014	2013	2013
Total Assets
North America	$684,820	$630,459	$627,196
Europe	190,359	196,958	201,384
Asia/Pacific	29,379	32,757	31,560
Administrative and all other	77,285	74,002	93,473
Total	$981,843	$934,176	$953,613

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $166.8 million, $120.1 million, and $156.0 million, as of September 30, 2014 and 2013, and December 31, 2013, respectively.

The following table illustrates the distribution of the Company’s net sales by product group for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Wood Construction Products	$175,522	$164,091	$496,564	$462,751
Concrete Construction Products	33,704	31,488	88,735	82,323
Other	94	40	219	174
Total	$209,320	$195,619	$585,518	$545,248

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

10.    Subsequent Events

In October 2014, the Company’s Board of Directors declared a cash dividend of $0.14 per share, estimated to total $6.9 million, to be paid on January 29, 2015, to stockholders of record on January 8, 2015. The Board of Directors also scheduled the Company’s 2015 annual meeting of stockholders for Tuesday, April 21, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This document contains forward-looking statements, based on numerous assumptions and subject to risks and uncertainties, such as statements below regarding sales, sales trends, profits, losses, gross profit margins, effective tax rate, capital spending, steel prices for any future period and remediation of material weaknesses. Although the Company believes that the forward-looking statements are reasonable, it does not and cannot give any assurance that its beliefs and expectations will prove to be correct. Many factors could significantly affect the Company’s operations and cause the Company’s actual results to be substantially different from the Company’s expectations. Those factors include, but are not limited to: (i) general economic and construction business conditions; (ii) customer acceptance of the Company's products; (iii) relationships with key customers; (iv) materials and manufacturing costs; (v) the financial condition of customers, competitors and suppliers; (vi) technological developments; (vii) increased competition; (viii) changes in capital and credit market conditions; (ix) governmental and business conditions in countries where the Company's products are manufactured and sold; (x) changes in trade regulations; (xi) the effect of acquisition activity; (xii) changes in the Company's plans, strategies, objectives, expectations or intentions; (xiii) material weaknesses, if any, in the Company's disclosure controls and procedures; and (xiv) other risks and uncertainties indicated from time to time in the Company's filings with the U.S. Securities and Exchange Commission. See “Part II, Item 1A - Risk Factors.” Actual results might differ materially from results suggested by any forward-looking statements in this report. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and nine months ended September 30, 2014. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

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

Until recently, the Europe segment sold primarily wood construction products. The segment now sells a mix of products, but continues to sell more wood construction product than concrete construction product. Due to a slightly weakening economy, net sales in some regions of the segment have trended down. Though the Company expects this trend to continue for the remainder of 2014, it cannot predict whether this trend will continue in 2015 given the number of factors influencing the European market. For the current year, the Company estimates that the Europe segment will report an operating profit.

With the expansion of product lines that repair, protect and strengthen concrete, brick, masonry or asphalt construction, concrete construction product sales have increased in the Asia/Pacific segment. Based on current conditions, the Company expects the Asia/Pacific segment to report operating losses for 2014 and 2015.

The Admin and all other column includes expenses such as stock compensation for certain members of management, interest expense, self-insured workers compensation claims, if any, for certain members of management, foreign exchange gains or losses and income tax expense. It also includes revenues and expenses related to real estate activities, such as rental income and associated expenses on the Company’s facility in Vacaville, California, which the Company has leased to a third party for a term expiring in August 2020.

The Company has continued to benefit from steady housing starts, primarily in the North American segment, with increased sales volumes in the third quarter of 2014. Unlike lumber or other products that have a more direct correlation to housing starts, however, the Company’s products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. The Company’s products are used in a sequential process that follows the construction process. Residential and commercial construction begins with the foundation, followed by the wall and the roof systems, and the installation of the Company’s products flow into a project or a house according to those schedules. Foundation product sales could be considered a leading indicator. Sales of these products in the third quarter of 2014 increased compared to the same period in 2013.

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

Results of Operations for the Three Months Ended September 30, 2014, Compared
with the Three Months Ended September 30, 2013

Net sales increased 7.0% to $209.3 million for the third quarter of 2014 from $195.6 million for the third quarter of 2013. The Company had net income of $20.6 million for the third quarter of 2014 compared to $20.0 million for the third quarter of 2013. Diluted net income per common share was $0.42 for the third quarter of 2014 compared to $0.41 per common share for the third quarter of 2013.

The following table illustrates the differences in the Company’s operating results in the three months ended September 30, 2014, from the three months ended September 30, 2013, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	September 30,	North		Asia/	Admin &	September 30,
(in thousands)	2013	America	Europe	Pacific	All Other	2014
Net sales	$195,619	$13,786	$743	$(828)	$—	$209,320
Cost of sales	105,724	8,249	719	(896)	(29)	113,767
Gross profit	89,895	5,537	24	68	29	95,553
Research and development and other engineering expense	9,226	606	(117)	(4)	—	9,711
Selling expense	20,630	2,886	86	(6)	(4)	23,592
General and administrative expense	28,523	783	461	(431)	221	29,557
Impairment of goodwill	—		492		—	492
Loss (gain) on sale of assets	631	7	(663)	8	—	(17)
Income from operations	30,885	1,255	(235)	501	(188)	32,218
Interest expense, net	(9)	(18)	31	(22)	(9)	(27)
Income before income taxes	30,876	1,237	(204)	479	(197)	32,191
Provision for income taxes	10,870	(175)	45	843	(6)	11,577
Net income	$20,006	$1,412	$(249)	$(364)	$(191)	$20,614

Net sales

The following table represents net sales by segment for the three-month periods ended September 30, 2013 and 2014:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three Months Ended
September 30, 2013	$157,278	$33,866	$4,475	$195,619
September 30, 2014	171,064	34,609	3,647	209,320
Increase (decrease)	$13,786	$743	$(828)	$13,701
Percentage increase (decrease)	8.8%	2.2%	(18.5)%	7.0%

The following table represents segment net sales as percentages of total net sales for the three-month periods ended September 30, 2013 and 2014:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2013 net sales	80.4%	17.3%	2.3%	100.0%
Percentage of total 2014 net sales	81.7%	16.5%	1.8%	100.0%

In the third quarter of 2014, the Company's net sales increased in the North America segment and were up slightly in the Europe segment. North America net sales benefited from an improvement in economic activity in the region.

•	Segment net sales:

◦
North America – Net sales increased 8.8% in the third quarter of 2014 compared to the third quarter of 2013, primarily due to increased sales volumes, partly offset by the effects of foreign currency translation.

◦
Europe – Net sales increased 2.2% in the third quarter of 2014 compared to the third quarter of 2013, mostly due to the effects of foreign currency translations and increased sales volumes, partly offset by slightly lower average selling prices. Net sales in some regions of the segment are trending down from prior quarters due to weakening economic conditions in the region.

•	Consolidated net sales channels and product groups:

◦
Net sales to contractor distributors, dealer distributors, home centers and lumber dealers increased in the third quarter of 2014, compared to the third quarter of 2013 due to increased home construction activity.

◦
Wood construction product net sales, including connectors, truss plates, fastening systems, fasteners and shearwalls, represented 84% of total Company net sales in the third quarter of both 2014 and 2013.

◦
Concrete construction product sales, including adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 16% of total Company net sales in the third quarter of both 2014 and 2013.

Gross profit

The following table represents gross profit by segment for the three-month periods ended September 30, 2013 and 2014:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three Months Ended
September 30, 2013	$75,369	$13,733	$863	$(70)	$89,895
September 30, 2014	80,906	13,757	931	(41)	95,553
Increase	$5,537	$24	$68	$29	$5,658
Percentage increase	7.3%	0.2%	7.9%	*	6.3%

* The statistic is not meaningful or not material.

The following table represents gross profit as a percentage of sales by segment for the three-month periods ended September 30, 2013 and 2014:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2013 gross profit percentage	47.9%	40.6%	19.3%	*	46.0%
2014 gross profit percentage	47.3%	39.7%	25.5%	*	45.6%

* The statistic is not meaningful or not material.

Gross profit increased to $95.6 million in the third quarter of 2014 from $89.9 million in the third quarter of 2013. Gross profit as a percentage of net sales decreased from 46.0% in the third quarter of 2013 to 45.6% in the third quarter of 2014.

•
North America – Gross profit margin decreased from 47.9% in the third quarter of 2013 to 47.3% in the third quarter of 2014, primarily as a result of increases in factory overhead as a percentage of sales caused by increased costs on flat production volumes.

•
Europe – Gross profit margin decreased from 40.6% in the third quarter of 2013 to 39.7% in the third quarter of 2014, as a result of increases in warehousing costs, factory overhead (on decreased production volumes) and labor costs each as a percentage of sales.

•
Product mix – The gross profit margin differential between wood construction products and concrete construction products, which have lower gross profit margins, was 12% and 13% in the third quarters of 2014 and 2013, respectively.

Research and development and engineering expense

Research and development and engineering expense increased 5.3% to $9.7 million in the third quarter of 2014 from $9.2 million in the third quarter of 2013, primarily due to increases of $1.1 million in personnel costs and $0.2 million in cash profit sharing, partly offset by decreases of $0.8 million in professional fees and $0.2 million in depreciation expense.

•
North America – Research and development and engineering expense increased $0.6 million, primarily due to increases of $1.3 million in personnel costs, which was mostly due to a reduction of capitalized personnel costs related to software development, and $0.2 million in cash profit sharing, partly offset by decreases of $0.8 million in professional fees and $0.3 million in depreciation expense.

Selling expense

Selling expense increased 14.4% to $23.6 million in the third quarter of 2014 from $20.6 million in the third quarter of 2013, primarily due to increases of $1.0 million in personnel costs, $0.7 million in professional fees, $0.6 million in cash profit sharing and commissions and $0.6 million in advertising and promotional costs.

•
North America – Selling expense increased $2.9 million, primarily due to increases of $0.9 million in personnel costs related to the addition of staff and pay rate increases instituted in January 2014, $0.7 million in professional fees, $0.6 million in cash profit sharing and commissions and $0.6 million in advertising and promotions.

General and administrative expense

General and administrative expense increased 3.6% to $29.6 million in the third quarter of 2014 from $28.5 million in the third quarter of 2013, primarily due to increases of $1.1 million in unrealized foreign currency losses, $0.6 million in amortization expense, $0.3 million in depreciation expense and $0.2 million in personnel costs, partly offset by decreases of $0.7 million in professional fees and $0.4 million in bad debt expense as well as a $0.4 million gain resulting from a reduction of a contingent consideration liability related to the Bierbach acquisition in 2013.

•
North America – General and administrative expense increased $0.8 million, primarily due to increases of $0.6 million in amortization expense, $0.3 million in depreciation expense and $0.3 million in personnel expense, partly offset by decreases of $0.5 million in professional fees and $0.2 million in bad debt expense.

•
Europe – General and administrative expense increased by $0.5 million, primarily due to increases of $1.3 million in unrealized foreign currency losses, partly offset by a $0.4 million gain resulting from a reduction of a contingent consideration liability related to the Bierbach acquisition in 2013, as well as decreases of $0.3 million in professional fees and $0.2 million in bad debt expense.

Impairment of goodwill

In the third quarter of 2014, the Company recorded a $0.5 million impairment associated with Bierbach goodwill acquired in Germany in November 2013, and as a result, the goodwill of the Germany reporting unit was fully impaired. The impairment resulted from a reduction in expected future sales from former Bierbach customers.

Income taxes

The effective income tax rate in the third quarter of 2014 was 36.0% as compared to 35.2% in the third quarter of 2013.

Results of Operations for the Nine Months Ended September 30, 2014, Compared
with the Nine Months Ended September 30, 2013

Net sales increased 7.4% to $585.5 million in the first nine months of 2014 from $545.2 million in the first nine months of 2013. The Company had net income of $53.2 million in the first nine months of 2014 compared to $43.3 million in the first nine months of 2013. Diluted net income per common share was $1.08 in the first nine months of 2014 compared to $0.89 per common share in the first nine months of 2013.

The following table illustrates the differences in the Company’s operating results in the nine months ended September 30, 2014, from the nine months ended September 30, 2013, and the increases or decreases for each category by segment:

	Nine Months Ended					Nine Months Ended
		Increase (Decrease) in Operating Segment
	September 30,	North		Asia/	Admin &	September 30,
(in thousands)	2013	America	Europe	Pacific	All Other	2014
Net sales	$545,248	$31,774	$7,442	$1,054	$—	$585,518
Cost of sales	301,461	11,376	3,304	707	(563)	316,285
Gross profit	243,787	20,398	4,138	347	563	269,233
Research and development and other engineering expense	27,018	2,077	280	130	—	29,505
Selling expense	63,654	5,150	581	288	(50)	69,623
General and administrative expense	82,906	4,511	(1,139)	(169)	(116)	85,993
Impairment of goodwill	—		492		—	492
Loss (gain) on sale of assets	634	(356)	(617)	3	—	(336)
Income from operations	69,575	9,016	4,541	95	729	83,956
Interest income, net	32	(68)	134	(67)	13	44
Income before income taxes	69,607	8,948	4,675	28	742	84,000
Provision for income taxes	26,304	3,516	75	644	310	30,849
Net income	$43,303	$5,432	$4,600	$(616)	$432	$53,151

Net sales

The following table represents net sales by segment for the nine-month periods ended September 30, 2013 and 2014:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Nine Months Ended
September 30, 2013	$444,772	$89,855	$10,621	$545,248
September 30, 2014	476,546	97,297	11,675	585,518
Increase	$31,774	$7,442	$1,054	$40,270
Percentage increase	7.1%	8.3%	9.9%	7.4%

The following table represents segment net sales as percentages of total net sales for the nine-month periods ended September 30, 2013 and 2014:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2013 net sales	81.6%	16.5%	1.9%	100.0%
Percentage of total 2014 net sales	81.4%	16.6%	2.0%	100.0%

In the first nine months of 2014, the Company's net sales increased in all segments, with North America reporting the largest increase in dollars, primarily due to increased sales volumes as a result of an improvement in economic activity in the region.

•	Segment net sales:

◦
North America – Net sales increased 7.1% in the first nine months of 2014, compared to the first nine months of 2013, primarily due to increased sales volumes, partly offset by slightly lower average selling prices and the effects of foreign currency translation.

◦
Europe – Net sales increased 8.3% in the first nine months of 2014 compared to the first nine months of 2013, mostly due to increased sales volumes and the effects of foreign currency translations, partly offset by slightly lower average selling prices. However, sales growth has trended lower in the most recent two quarters of 2014, consistent with declining economic activity in the region, and the Company believes this trend will continue through the end of 2014.

•	Consolidated net sales channels and product groups:

◦	Net sales to contractor distributors, dealer distributors and lumber dealers increased in the first nine months of 2014, compared to the first nine months of 2013.

◦	Wood construction product net sales represented 85% of total Company net sales in the first nine months of both 2014 and 2013.

◦	Concrete construction product net sales represented 15% of total Company net sales in the first nine months of both 2014 and 2013.

Gross profit

The following table represents gross profit by segment for the nine-month periods ended September 30, 2013 and 2014:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Nine Months Ended
September 30, 2013	$208,497	$33,591	$2,190	$(491)	$243,787
September 30, 2014	228,895	37,729	2,537	72	269,233
Increase	$20,398	$4,138	$347	$563	$25,446
Percentage increase	9.8%	12.3%	15.8%	*	10.4%

* The statistic is not meaningful or not material.

The following table represents gross profit as a percentage of sales by segment for the nine-month periods ended September 30, 2013 and 2014:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2013 gross profit percentage	46.9%	37.4%	20.6%	*	44.7%
2014 gross profit percentage	48.0%	38.8%	21.7%	*	46.0%

* The statistic is not meaningful or not material.

Gross profit increased 10.4% in the first nine months of 2014 to $269.2 million from $243.8 million in the first nine months of 2013. Gross profit as a percentage of net sales increased to 46.0% in the first nine months of 2014 from 44.7% in the first nine months of 2013. Based on current information, the Company estimates that its full year 2014 gross profit margin will be between 45% and 46%.

•
North America – Gross profit margin increased to 48.0% in the first nine months of 2014 from 46.9% in the first nine months of 2013, as a result of decreases as a percentage of sales in all elements of costs, with the largest decreases as a percentage of sales in material and in factory overhead elements (caused by increased volumes). In the first nine months of 2014, the gross profit margin was affected by an atypical $3.0 million pension charge that resulted from the Company's withdrawal from a multi-employer union-based defined-benefit pension plan, partly offset by an atypical $2.5 million correction to workers' compensation expense in states where the Company is not self-insured.

•
Europe – Gross profit margin increased to 38.8% in the first nine months of 2014 from 37.4% in the first nine months of 2013, as a result of decreases as a percentage of sales in factory overhead (caused by increased volumes), shipping and warehouse costs and material costs.

•
Product mix – The gross profit margin differential between wood construction products and concrete construction products, which have lower gross profit margins, was 13% and 12% in the first nine months of 2014 and 2013, respectively. This negatively affected gross margins in North America, with concrete construction products representing 13% of North America net sales in the first nine months of both 2014 and 2013, and in Europe, with concrete construction products at 20% and 19% of Europe net sales in the first nine months of 2014 and 2013, respectively.

•	Steel prices – The Company expects the market price for steel to remain flat for the remainder of 2014.

Research and development and engineering expense

Research and development and engineering expense increased 9.2% to $29.5 million in the first nine months of 2014 from $27.0 million in the first nine months of 2013, primarily due to increases of $1.1 million in personnel costs related to the addition of staff in support of product and software development and pay rate increases instituted in January 2014, $0.9 million in cash profit sharing and $0.4 million in professional fees. Software development costs of $1.8 million were capitalized in the first nine months of 2014 compared to $1.6 million in software development costs capitalized in the first nine months of 2013.

•	North America – Research and development and engineering expense increased $2.1 million, primarily due to increases of $1.1 million in personnel costs and $0.8 million in cash profit sharing.

•	Europe – Research and development and engineering expense increased $0.3 million, primarily due to an increase in professional fees.

Selling expense

Selling expense increased 9.4% to $69.6 million in the first nine months of 2014 from $63.7 million in the first nine months of 2013, primarily due to increases of $2.3 million in personnel costs, $2.0 million in professional fees, $1.1 million in cash profit sharing and commissions and $0.6 million in advertising and promotional costs.

•
North America – Selling expense increased $5.2 million, primarily due to increases of $1.9 million in personnel costs related to the addition of staff in support of product and software development and pay rate increases instituted in January 2014, $1.8 million in professional fees, $0.7 million in advertising and promotional costs and $0.7 million in cash profit sharing and commissions.

•	Europe – Selling expense increased $0.6 million, primarily due to increases of $0.4 million in personnel costs and $0.2 million in cash profit sharing and commissions.

General and administrative expense

General and administrative expense increased 3.7% to $86.0 million in the first nine months of 2014 from $82.9 million in the first nine months of 2013, primarily due to increases of $2.5 million in cash profit sharing, $1.5 million in personnel costs, $0.7 million in depreciation expense, $0.4 million in unrealized foreign currency losses and $0.3 million in amortization expense, partly offset by a $1.0 million impairment of fixed assets in the first nine months of 2013 (compared to no impairment of fixed assets in the first nine months of 2014), a $0.4 million gain resulting from a reduction in a contingent consideration liability related to the Bierbach acquisition (compared to no gain recorded in the first nine months in 2013), and decreases of $0.4 million in bad debt expense and $0.3 million in professional fees.

•
North America – General and administrative expense increased $4.5 million, primarily due to increases of $1.6 million in cash profit sharing, $1.1 million in personnel costs related to the addition of administrative and information technology staff and pay rate increases instituted in January 2014, $0.9 million in depreciation expense and $0.3 million in unrealized foreign currency losses.

•
Europe – General and administrative expense decreased by $1.1 million, primarily due to $1.0 million in impairment of fixed assets in 2013, a $0.4 million gain resulting from a reduction of a contingent consideration liability related to the Bierbach acquisition and a decrease of $0.6 million in professional fees, partly offset by increases of $0.7 million in unrealized foreign currency losses and $0.4 million in personnel costs.

Income taxes

The effective income tax rate for the first nine months of 2014 was 36.7% as compared to 37.8% for the first nine months of 2013. The decrease in the effective income tax rate was primarily due to reduced operating losses in the first nine months of 2014 in the

Europe and Asia/Pacific segments for which no tax benefit was recorded. Based on current information, and subject to future events and circumstances, the Company estimates that its 2014 effective tax rate will be between 37% and 39%.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification Update No. 2014-08 (Topic 205 and Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASC Update No. 2014-08"). ASC Update No. 2014-08 modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. ASC Update No. 2014-08 also requires additional financial statement disclosures about discontinued operations, as well as disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. ASC Update No. 2014-08 is effective prospectively for years beginning on or after December 15, 2014. The Company expects that the adoption of ASC Update No, 2014-08 will not materially affect its financial position or results of operations.

In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers ("ASC Update No. 2014-09"). ASC Update No. 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASC Update No. 2014-09 is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASC Update No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual and interim periods beginning after December 15, 2016, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASC Update No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the effects of adopting ASC Update No. 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard.

Liquidity and Sources of Capital

Cash Flows Used in Operating Activities

As of September 30, 2014, working capital was $505.8 million compared to $442.9 million at September 30, 2013, and $464.9 million at December 31, 2013. The increase in working capital from December 31, 2013, was primarily due to increases of $37.5 million in trade accounts receivable, net, and $7.0 million in cash and cash equivalents, and decreases of $10.2 million in trade accounts payable and $1.1 million in accrued profit sharing trust contributions. The increase in trade accounts receivable, net, was primarily due to seasonal increases in net sales during the third quarter of 2014 compared to the fourth quarter of 2013. The increase in cash and cash equivalents was primarily due to increased profits from operations. The decrease in trade accounts payable was primarily due to decreased material purchases in the third quarter of 2014 compared to the fourth quarter of 2013. The decrease in accrued profit sharing trust was primarily due to the 2013 contribution paid in the first quarter of 2014, partially offset by the accrued contribution through the first nine months of 2014. The increase in working capital from December 31, 2013, was partly offset by decrease of $3.5 million in other current assets and increases of $7.7 million in accrued cash profit sharing and commissions and $5.2 million in other accrued liabilities. The decrease in other current assets was primarily due to the decrease in income taxes receivable, primarily due to timing of estimated income tax payments as of September 30, 2014, compared to December 31, 2013. The increase in accrued cash profit sharing and commissions was due to higher net sales and operating profits in the third quarter of 2014 compared to the fourth quarter of 2013. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $53.2 million and noncash expenses, primarily charges for depreciation, amortization, and stock-based compensation totaling $31.7 million, resulted in net cash provided by operating activities of $49.2 million. As of September 30, 2014, the Company had unused credit available of $304.4 million, including a $300.0 million credit facility.

As of September 30, 2013, working capital was $442.9 million as compared to $404.1 million at September 30, 2012, and $402.5 million at December 31, 2012. The increase in working capital from December 31, 2012, was primarily due to increases of $40.2 million in cash and cash equivalents, $36.1 million in net trade accounts receivable and $0.9 million in deferred income taxes, and decreases of $3.7 million in trade accounts payable and $0.6 million in accrued profit sharing trust contributions. The increase in cash and cash equivalents was primarily due to increased profit from operations, issuance of the Company’s stock and proceeds from sales of facilities in Ireland and Germany. The increase in net trade accounts receivable was primarily due to seasonal increases in net sales during the third quarter of 2013 compared to the fourth quarter of 2012. The decrease in trade accounts payable was primarily due to decreased material purchases in the third quarter of 2013 compared to the fourth quarter of 2012. The decrease in accrued profit sharing trust was due to the 2012 contribution paid in the first quarter of 2013. The increases in working capital from December 31, 2012, were partly offset by decreases of $16.9 million in inventories and $11.0 million in other current assets and increases of $9.1 million in accrued cash profit sharing, $2.3 million in accrued expenses and $ 0.8 million in line of credit and notes payable. Raw material inventories decreased 21.8% as compared to December 31, 2012, while in-process and finished goods inventories increased 3.8% over the same period. The decrease in other current assets was primarily due to the decrease in income tax receivable, primarily due to timing of estimated income tax payments as of September 30, 2014 compared to December 31, 2013. The increase in accrued cash profit sharing was due to higher operating profits in the third quarter of 2013, compared to the fourth quarter of 2012, while the increase in accrued liabilities was primarily due to increased purchases and to value-added taxes that resulted from increased sales in the third quarter of 2013 compared to the fourth quarter of 2012. The increase in line of credit and notes payable was primarily from borrowing for working capital in Europe. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $43.3 million and noncash expenses, primarily charges for depreciation, amortization, stock-based compensation and impairment of assets totaling $31.8 million, resulted in net cash provided by operating activities of $71.9 million.

Cash Flows Used in Investing Activities

For the nine months ended September 30, 2014, the Company’s investing activities used cash of $17.2 million, including $17.5 million in capital expenditures, partly offset by proceeds from the sale of assets of $0.6 million. The Company’s capital expenditures were primarily to increase manufacturing capacity in North America, to develop software in North America and to improve information technology support systems, generally. The Company estimates that its full-year capital spending will be $21.0 million to $23.0 million in 2014.

For the nine months ended September 30, 2013, the Company’s investing activities used cash of $15.8 million, including $12.9 million in capital expenditures and $5.3 million for the acquisition of the ShearBrace product line from Weyerhaeuser, partly offset by a Keymark-related entity’s repayment of a loan of $0.6 million and proceeds from the sale of property and equipment of $1.8 million.

Cash Flows Used in Financing Activities

For the nine months ended September 30, 2014, the Company’s financing activities used net cash of $19.2 million, including $19.1 million in dividend payments, $3.0 million for the repurchase of common stock, $1.1 million in deferred purchase payments related to the 2012 S&P Clever acquisition and $0.2 million in contingent consideration also related to the 2012 S&P Clever acquisition, partly offset by $4.2 million from the issuance of common stock on the exercise of stock options. In October 2014, the Company’s Board of Directors declared a cash dividend of $0.14 per share, estimated to total $6.9 million, to be paid on January 29, 2015, to stockholders of record on January 8, 2015. The Company’s Board of Directors has authorized up to $50.0 million, for the repurchase of common stock in 2014, $47.0 million of which remained available at September 30, 2014.

For the nine months ended September 30, 2013, the Company’s financing activities used net cash of $15.8 million, including $12.1 million in dividend payments, $9.8 million for the repurchase of common stock and repayment of $0.6 million of borrowings on credit facilities, partly offset by $1.4 million cash provided by borrowings on credit facilities, primarily for working capital in Europe, and $5.3 million from the issuance of common stock on the exercise of stock options.

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

A significant portion of the cash and cash equivalents held by the Company is in foreign currencies. Cash and cash equivalents of $92.8 million held in foreign countries could be subject to additional taxation if it were repatriated to the United States. The Company has no plans to repatriate cash and cash equivalents held outside the United States, as it is expected to be used to fund future international growth and acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country or currency where the Company has operations, the change in net income would not be material to the Company’s operations as a whole. Foreign currency translation adjustments resulted in decreases in comprehensive income of -$15.9 million and -$17.1 million for the three months and nine months ended September 30, 2014. The translation adjustment decreases were primarily due to the strengthening United States dollar in relation to nearly all other currencies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosures. Based on that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were not effective as a result of the material weaknesses that existed in its internal control over financial reporting as described below.

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

Material Weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2013, which remained unremediated at September 30, 2014 (see below):

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

Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2014, the Company made no changes to its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Based on facts currently known to the Company, the Company believes that all or part of the claims alleged in the Cases may be covered by its insurance policies.  On April 19, 2011, an action was filed in the United States District Court for the District of Hawaii, National Union Fire Insurance Company of Pittsburgh, PA v. Simpson Manufacturing Company, Inc., et al., Civil No. 11-00254 ACK (the "National Union Action").  In this National Union Action, Plaintiff National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”), which issued certain Commercial General Liability insurance policies to the Company, seeks declaratory relief in the Cases with respect to its obligations to defend or indemnify the Company, Simpson Strong-Tie Company Inc., and a vendor of the Company’s strap tie holdown products.  By Order dated November 7, 2011, all proceedings in the National Union action have been stayed.  If the stay is lifted, in the absence of an agreement to settle the Cases and the National Union action, the Company intends vigorously to defend all claims advanced by National Union.

On April 12, 2011, Fireman’s Fund Insurance Company (“Fireman’s Fund”), another of the Company’s general liability insurers, sued Hartford Fire Insurance Company (“Hartford”), a third insurance company from whom the Company purchased general liability insurance, in the United States District Court for the Northern District of California, Fireman’s Fund Insurance Company v. Hartford Fire Insurance Company, Civil No. 11 1789 SBA (the “Fireman’s Fund action”).  The Company has intervened in the Fireman’s Fund action. By Order dated September 29, 2014, the Court formally stayed proceedings in the Fireman’s Fund Action, and ordered the action administratively closed. The Fireman’s Fund Action is subject to motion to reopen in the absence of an agreement to settle the Cases and the Fireman’s Fund Action

On November 21, 2011, the Company commenced a lawsuit against National Union, Fireman’s Fund, Hartford and others in the Superior Court of the State of California in and for the City and County of San Francisco (the “San Francisco coverage action”).  In the San Francisco coverage action, the Company alleges generally that the separate pendency of the National Union action and the Fireman’s Fund action presents a risk of inconsistent adjudications; that the San Francisco Superior Court has jurisdiction over all of the parties and should exercise jurisdiction at the appropriate time to resolve any and all disputes that have arisen or may in the future arise among the Company and its liability insurers; and that the San Francisco coverage action should also be stayed pending resolution of the underlying Ocean Pointe Cases. The San Francisco coverage action has been ordered stayed pending resolution of the Cases.

Through mediation, a tentative settlement in principle has been reached to resolve all of these legal proceedings, including Cases 1, 2, 3 and 4; the National Union action; the Fireman’s Fund action; and the San Francisco coverage action. Formal settlement documents have been circulated for review and comment. If the tentative settlement in principle is documented in a final, enforceable agreement and its conditions are satisfied, the Company will incur no uninsured liability in any of these legal proceedings. The Company cannot predict when, if ever, any settlement will be finalized, and an unfavorable outcome could result in uninsured liability that substantially exceeds the amount of such tentative settlement in principle. It is not possible to reasonably estimate the amount or range of any such possible excess.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2014, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from February 2013. The authorization will remain in effect through the end of 2014. The following table presents the monthly repurchases by the Company during the three months ended September 30, 2014:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
August 2014	42,400	$30.71	42,400	$48.7 million
September 2014	52,600	$31.91	95,000	$47.0 million
Total	95,000	$

Item 6. Exhibits.

The following exhibits are either incorporated by reference into this report or filed with this report, as indicated below.

3.1	Certificate of Incorporation of Simpson Manufacturing Co., Inc., as amended, is incorporated by reference to Exhibit 3.1 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

3.2	Bylaws of Simpson Manufacturing Co., Inc., as amended through February 3, 2014, are incorporated by reference to Exhibit 3.2 of its Current Report on Form 8-K dated February 3, 2014.

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

101
Financial statements from the quarterly report on Form 10-Q of Simpson Manufacturing Co., Inc. for the quarter ended September 30, 2014, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 7, 2014	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)