Form 10-K
period 2014-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2015-03-02
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of June 30, 2014, there were outstanding 48,973,019 shares of the registrant’s common stock, par value $0.01, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2014) was approximately $1,502,313,863. As of February 26, 2015, 49,295,157 shares of the registrant’s common stock were outstanding.
Documents Incorporated by Reference
The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held April 21, 2015, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

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

PART I

Item 1. Business.

Background

Simpson Manufacturing Co., Inc., a Delaware corporation, (the “Company”), through its subsidiary, Simpson Strong-Tie Company Inc. (“Simpson Strong-Tie” or “SST”), designs, engineers and is a leading manufacturer of wood construction products, including connectors, truss plates, fastening systems, fasteners and pre-fabricated lateral systems used in light-frame construction, and concrete construction products used for concrete, masonry, steel and for concrete repair, protection and strengthening, including adhesives, chemicals, mechanical anchors, carbide drill bits, powder actuated tools and fiber reinforced materials. SST markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself (“DIY”) markets. The Company believes that SST benefits from strong brand name recognition among architects and engineers who frequently specify in building plans the use of SST products. SST has continuously manufactured structural connectors since 1956.

The Company is organized into three operating segments consisting of the North America, Europe and Asia/Pacific segments. The North America segment includes operations primarily in the United States and Canada. The Europe segment includes operations primarily in France, the United Kingdom, Germany, Denmark, Switzerland, Portugal and Poland. The Asia/Pacific segment includes operations primarily in China, Hong Kong, Thailand, Australia, New Zealand, South Africa and the Middle East. These segments are similar in several ways, including similarities in the products manufactured and distributed, the types of materials used, the production processes, the distribution channels and the product applications. See Note 13 to the Company’s Consolidated Financial Statements for information regarding the assets and performance of each of the Company’s operating segments. Also see “Item 1A — Risk Factors.”

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

Simpson Strong-Tie’s concrete construction products are composed of various materials including steel, chemicals and carbon fiber. They are used primarily to strengthen, anchor, support, repair and connect joints in residential and commercial construction and DIY projects used to repair, protect and strengthen concrete, brick or mortar structures. SST’s concrete construction products enhance the safety and durability of the structures in which they are installed, can save time and labor costs and contribute to structural integrity and resistance to seismic, wind and other forces. Applications range from industrial, commercial, infrastructure and residential structures, to DIY projects. SST produces and markets over 2,000 standard and custom concrete construction products.

Simpson Strong-Tie emphasizes continuous new product development and often obtains patent protection for its new products. SST’s products are marketed in all 50 states of the United States and in Europe, Canada, Asia, Australia, New Zealand, Mexico and several countries in Central and South America, Africa and the Middle East. SST’s products are distributed to home centers, through wholesale distributors, to contractors, to dealers and to original equipment manufacturers (“OEMs”). SST operates manufacturing, warehouse, sales and sourcing or quality assurance facilities in California, Arizona, Texas, Ohio, Florida, Connecticut, Illinois, Washington, Tennessee, Minnesota, North Carolina, Maryland, Massachusetts, Missouri, British Columbia, Ontario, England, France, Denmark, Germany, Scotland, Poland, Czech Republic, Switzerland, Portugal, The Netherlands, Austria, Hong Kong, Australia, Dubai, China, Taiwan, Thailand, New Zealand, Vietnam, South Africa and Chile.

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

In the United States, the market has been increasingly influenced by growing awareness that the devastation caused by seismic, wind and other disasters can be reduced through improved building codes and construction practices. In addition, environmental concerns contribute to the increasing cost and reduced availability of wood, which has led to an increase in use of engineered wood products, concrete, brick and mortar and other alternatives such as cold-formed steel. Most SST products are listed by recognized building standards agencies as complying with model building codes and are specified by architects and engineers for use in projects they are designing. The engineered wood products industry continues to develop in response to concerns about the availability of wood, and the Company believes that SST is the leading supplier of connectors for use with engineered wood products.

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

In the face of such disasters in recent years, architects, engineers, model code agencies, contractors, building inspectors and legislators have continued efforts to improve the structural integrity and safety of homes and other buildings. Based on ongoing participation in trade and professional associations and communications with governmental and quasi-governmental regulatory agencies, SST believes that building codes are being more uniformly applied and their enforcement is becoming more rigorous.

Recently, there has been consolidation among several of Simpson Strong-Tie’s customer groups. The industry has experienced increased complexity in some home design, and builders are more aggressively trying to reduce their costs. SST has responded to these trends by marketing its products as systems, in addition to individual parts. In some cases, SST uses sophisticated software to facilitate the design and marketing of its SST product systems.

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

Simpson Strong-Tie continues to support its distribution through home centers throughout the United States. Compared to previous years, SST’s sales to home centers increased in 2014 but declined in 2013 and 2012. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Simpson Strong-Tie’s principal markets are in the building construction industry. That industry is subject to significant volatility due to real estate market cycles, fluctuations in interest rates, the availability, or lack thereof, of credit to builders, developers and consumers, inflation rates, weather, and other factors and trends. The world-wide recession and the decline in residential construction that began in 2007 reduced the demand for SST’s products. In recent years, there has been a slow economic recovery with corresponding increases in residential construction. See “Item 1A — Risk Factors.”

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

Through acquisitions and product development, using industry knowledge and customer information, Simpson Strong-Tie continues to diversify its product offering to be less dependent on residential housing, regardless of market ups and downs. Based on its communications with customers, engineers, architects, contractors and other industry participants, SST believes it has strong brand-name recognition, which will assist in the acceptance of new products in current and new markets, both domestic and international.

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

While Simpson Strong-Tie is expanding its established facilities outside of the United States to increase its presence and sales in these markets, sales of some products may relate primarily to certain regions. For example, sales of SST’s line of shearwalls and steel moment frames are concentrated mostly in the western region of the United States, because their use is primarily intended to resist the effects of seismic forces. Since 1993, SST —

•	has established operations in the United Kingdom,

•	opened manufacturing, warehouse and distribution facilities in western Canada, and the Midwest, Northeast, and eastern seaboard regions of the United States,

•	purchased anchor products manufacturers in Illinois, eastern Canada and France and connector product manufacturers in France, Denmark, Germany and Canada,

•
acquired the assets of a leading manufacturer and distributor of screw fastening systems and collated screws with manufacturing and distribution operations in Tennessee and distribution in Canada, Europe, Australia and New Zealand, and acquired a manufacturer in Germany,

•	acquired a manufacturer and distributor of stainless steel fasteners in Maryland, and consolidated its operations into the Company’s Tennessee facility,

•	built a manufacturing facility in China and opened sales offices in Hong Kong, Beijing, Shanghai and Dubai for distribution in Asia and the Middle East,

•	acquired a software company that licenses deck design and estimation software,

•	acquired software assets used by the Company’s customers in designing and engineering residential structures,

•	acquired a manufacturer of truss plates in North Carolina,

•	acquired a Maryland manufacturer of construction products and systems to repair, protect and strengthen concrete,

•
acquired a manufacturer of engineered materials for repair, strengthening and restoration of concrete, asphalt and masonry construction with manufacturing and sales offices in Switzerland, Poland and Portugal and sales offices in Austria, Germany and The Netherlands, and

•	acquired manufacturing assets used by the Company to produce shear walls.

Simpson Strong-Tie’s European investments have established a presence in the European Community through acquisition of companies with existing customer bases and through servicing United States-based customers operating in Europe. SST also distributes connector, anchor and epoxy products in Mexico, Chile, Australia, New Zealand, Asia, South Africa and the Middle East. SST intends to continue to pursue and expand operations both inside and outside of the United States (see Note 13 to the Company’s Consolidated Financial Statements).

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

Products

Simpson Strong-Tie manufactures and markets building products and is a recognized brand name in residential and commercial applications. The product lines historically have encompassed connectors, anchors, fasteners and lateral resistive systems. More recently, Simpson Strong-Tie has entered into the truss plate market and acquired repair and strengthening product lines for the marine, industrial and transportation markets.

The wood construction products include connectors, truss plates, fastening systems and lateral systems. Connectors are prefabricated metal products that attach wood, concrete, masonry or steel together. The metal connectors for wood can join solid sawn lumber, glue-laminated beams, engineered wood, structural composite lumber and plated trusses. Specialty structural connectors have also been developed for cold-formed steel construction. Connectors are essential for tying construction elements together and create safer and stronger buildings. Integrated Component Systems is the name of Simpson Strong-Tie’s line of truss connector plates and software. Truss plates are toothed metal plates that join wood members together to form a truss. SST is developing sophisticated software for building component manufacturers to model and design trusses and then select the appropriate SST truss plates to work with the design. The fastener line includes coated or stainless steel hand drive nails and screws in addition to stainless steel collated nails and staples. SST also offers a line of proprietary structural screws used to join plies of wood together or metal connectors to wood. Complimenting these products is the Quik Drive auto-feed screw driving system used in numerous applications such as decking, subfloors, drywall and roofing. SST’s lateral resistive systems are assemblies used to resist earthquake or wind forces and include Strong-Wall Shearwalls, ShearBrace, Anchor Tiedown Systems (“ATS”), Uplift Restraint Systems (“URS”), and Ordinary and Special steel moment frames.

Simpson Strong-Tie’s concrete construction products are used for concrete, masonry and steel construction and for concrete repair, protection and strengthening. SST’s concrete construction anchor products include adhesives, mechanical anchors, carbide drill bits and powder-actuated pins and tools used for numerous applications of anchoring or attaching elements onto concrete, brick, masonry and steel. SST's concrete construction repair, protection and strengthening products include grouts, coatings, sealers, mortars, fiberglass and fiber-reinforced polymer systems and asphalt products. These products are sold in all segments of the Company worldwide.

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

New Product and Software Development

Simpson Strong-Tie commits substantial resources to new product development. The majority of SST’s products have been developed through its internal research and development program. SST’s research and development expense for the three years ended December 31, 2014, 2013 and 2012, was $11.2 million, $10.7 million, and $11.5 million, respectively. SST believes it is the only United States manufacturer with the capability to test multi-story wall systems, thus enabling full scale testing rather than analysis alone to prove system performance. SST engineering, sales, product management, and marketing teams work together with architects, engineers, building inspectors, code officials and customers in the new product development process.

Simpson Strong-Tie’s product research and development is based largely on needs that customers communicate to SST and on SST’s strategic initiatives to develop new markets or product lines. SST’s strategy is to develop new products on a proprietary basis, to patent them when appropriate and to rely on trade secret protection for others. SST typically develops 15 to 25 new products each year.

Simpson Strong-Tie expanded its wood construction product offering for 2015 by adding:

•	new joist hangers, including one that can be installed onto a wood beam or stud wall over two layers of drywall,

•	post bases and fasteners like the Strong Drive® Timber-Hex HDG screw for wood-to-wood connections suitable for use in heavy-duty marine and coastal applications, and

•	the Strong Drive® XL Large-Head Metal Screw line for attaching steel roof decking to steel roof frame members with our SST Quik Drive® installation system.
SST has also launched the Deck Drive™ DCU COMPOSITE Screw for the attachment of composite decking material to wood.

Simpson Strong-Tie continues to focus on its product lines for concrete construction. The Company improved its Anchor Designer™ software for ACI 318, ETAG and CSA by adding baseplate design functionality to its best in class design aid. Also released in 2014 for the anchor line was a new line of battery dispensing tools for cartridge dispensing, expanded chemical resistance testing for anchoring adhesives and a new code listing for the line of Blue Banger Hanger ® cast-in-place, internally-threaded inserts. For the Company’s line of products to repair, protect and strengthen structures, a new offering of carbon fiber fabric and carbon fiber laminates was introduced. To complete the system, a new epoxy saturant and epoxy paste were also introduced. This tested system for strengthening structures is complimented by an industry leading offering of comprehensive engineering services which includes design of the strengthening solution, including sealed drawings.

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

Simpson Strong-Tie sells its products through an extensive distribution system comprising dealer distributors supplying thousands of retail locations nationwide, contractor distributors, home centers, lumber dealers, manufacturers of engineered wood products, and specialized contractors such as roof framers. In recent years, home centers have been one of SST’s important distribution channels, and SST’s sales to The Home Depot exceeded 10% of the Company’s consolidated net sales in 2012 (see “Item 1A — Risk Factors,” “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 13 to the Company’s Consolidated Financial Statements). SST’s DIY and dealer products are used to build projects such as decks, patio covers and garage organization systems.

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

Simpson Strong-Tie is committed to helping people build safer structures economically through designing, engineering and manufacturing structural connectors, pre-fabricated lateral systems, anchors, fasteners and related products. With the support and involvement of management, SST has developed a quality system that manages defined procedures to ensure consistent product quality and also meets the requirements of product evaluation reports of the International Code Council (ICC) and the International Association of Plumbers and Mechanical Officials Uniform Evaluation Services (IAPMO-UES). SST is recognized in its industry as a manufacturer of high quality products. Since 1996, SST’s quality system has been registered under ISO 9001, an internationally recognized set of quality-assurance standards. The Company believes that ISO registration is a valuable tool for maintaining and promoting its high quality standards. As SST establishes new business locations through expansion or acquisitions, projects are established to integrate SST’s quality systems and achieve ISO 9001 registration. In addition, SST has six testing laboratories accredited to ISO standard 17025, an internationally accepted standard that provides requirements for the competence of testing and calibration laboratories. SST implements testing requirements through systematic control of its processes, enhancing SST’s standard for quality products, whether produced by SST or purchased from others.

Most of Simpson Strong-Tie’s wood construction products are produced with a high level of automation. For example, its connector products are produced using progressive dies run in automatic presses making parts from coiled sheet steel at rates that often exceed 100 strokes per minute. SST has significant press capacity and has multiple dies for some of its high volume products to enable production of these products close to the customer and to provide back-up capacity. SST also has smaller specialty production facilities, which primarily use batch production with some automated lines. For example, in Gallatin, Tennessee, SST produces non-ferrous and collated fasteners using automated batch production. The balance of production is accomplished through a combination of manual, blanking and numerically controlled (NC) processes that include robotic welders, lasers and turret punches. This capability allows SST to produce products with little redesign or set-up time, facilitating rapid turnaround for customers. New tooling is also highly automated. Dies are designed and produced using computer aided design (CAD) and computer aided machining (CAM) systems. CAD/CAM capability enables SST to create multiple dies quickly and design them to high standards. SST is constantly reviewing its product line to reduce manufacturing costs, increase automation, and take advantage of new types of materials.

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

Regulation

Simpson Strong-Tie’s product lines are subject to federal, state, county, municipal and other governmental and quasi-governmental regulations that affect product development, design, testing, analysis, load rating, application, marketing, sales, exportation, installation and use. A substantial portion of SST products have been evaluated and are recognized by governmental and product evaluation agencies. Some of the entities that recognize SST products include the International Code Council Uniform Evaluation Service (ICC-ES), IAPMO-UES, the City of Los Angeles (LARR’s), California Division of the State Architect, the State of Florida, Underwriters Laboratory (UL), Factory Mutual (FM) and state departments of transportation. In Europe, Simpson Strong-Tie’s structural products meet ETA (European Technical Agreement) regulations.

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

The steel industry is highly cyclical and prices for Simpson Strong-Tie’s raw materials are influenced by numerous factors beyond SST’s control, including general economic conditions, competition, labor costs, foreign exchange rates, import duties, raw material shortages and trade restrictions. The steel market continues to be dynamic, with a high degree of uncertainty about future pricing trends. Market steel prices were fairly stable during 2014 with a decrease in market prices in December 2014. Based on current estimates the Company expects steel prices to remain relatively stable during the first quarter of 2015. Numerous factors may cause steel prices to increase in the future. In addition to increases in steel prices, mills may add surcharges for zinc, energy and freight in response to increases in their costs. These and other factors could adversely affect SST’s cost and access to steel. If steel prices increase and SST is not able to maintain its prices or increase them sufficiently, SST’s margins could deteriorate. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company historically has not attempted to hedge against changes in prices of steel or other raw materials.

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

In February 2013, the Company purchased certain assets relating to the TJ® ShearBrace (“ShearBrace”) product line of Weyerhaeuser NR Company (“Weyerhaeuser”), a Washington corporation, for $5.3 million in cash. The ShearBrace is a line of pre-fabricated shearwalls that complement the Company’s Strong-Wall shearwall, and is sold throughout North America. The Company’s measurement of assets acquired included goodwill of $0.9 million that has been assigned to the North America segment and intangible assets of $3.6 million, both of which are subject to tax-deductible amortization. Inventory and equipment accounted for the balance of the purchase price.

In November 2013, Company purchased certain assets related to a connector line from Bierbach GmbH & Co. KG (“Bierbach”), a Germany corporation, for $1.2 million in cash and contingent consideration with an estimated fair value of $0.8 million. Bierbach manufactured and sold a line of connectors primarily in Germany. The Company’s measurement of assets acquired included goodwill of $0.5 million, which was assigned to the Europe segment, and intangible assets of $0.6 million, both of which are subject to tax-deductible amortization. Inventory and tool and dies accounted for the balance of the purchase price.

Seasonality and Cyclicality

Simpson Strong-Tie’s sales are seasonal and cyclical. Operating results vary from quarter to quarter and with economic cycles. SST maintains high inventory levels and typically ship orders as they are received, and therefore operate with little backlog. SST’s sales are also dependent, to a large degree, on the North American residential home construction industry. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Employees and Labor Relations

As of December 31, 2014, the Company had 2,434 full-time employees, of whom 977 were hourly employees and 1,457 were salaried employees. The Company believes that its overall compensation and benefits for the most part meet industry averages and that its relations with its employees are good.

A significant number of the employees at two of Simpson Strong-Tie’s facilities are represented by labor unions and are covered by collective bargaining agreements. SST’s facility in San Bernardino County, California, has two of SST’s collective bargaining agreements, one with tool and die craftsmen and maintenance workers, and the other with sheetmetal workers. These two contracts expire February 2017 and June 2018, respectively. Simpson Strong-Tie’s facility in Stockton, California, is also a union facility with two collective bargaining agreements, which also cover tool and die craftsmen and maintenance workers and sheetmetal workers. These two contracts will expire June and September 2015, respectively. Negotiations to extend both union labor contracts have not begun. The Company believes that the negotiations to extend these two contracts are not likely to have a material adverse effect on the Company’s ability to provide products to its customers or on the Company’s profitability, even if new agreements are not reached before the existing agreements expire. See “Item 1A — Risk Factors.”

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

We estimate that 55% to 65% of our total wood product sales are dependent on housing starts. Our overall sales are significantly dependent on the level of activity within the commercial and residential construction industries. Housing starts and these industries, and as a result our business, have been materially and adversely affected by changes in regional, national or global economic conditions, especially tied to contractions in commercial and housing markets. Broader economic changes that have particular effects on our business include reduced availability of capital, inflation, deflation, adverse changes in interest rate and government initiatives to manage economic conditions or influence the commercial and residential construction industries.

Uncertainty about current global economic conditions may cause consumers of our products to postpone or refrain from spending in response to tighter credit, negative financial news, declines in income or asset values, or other adverse economic events or conditions, which could materially reduce demand for our products and materially and adversely affect our financial condition and operating results. Further deterioration of economic conditions would likely exacerbate these adverse effects, result in wide-

ranging, adverse and prolonged effects on general business conditions, and materially and adversely affect our operations, financial results and liquidity.

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

While we generally attempt to limit our overall contractual liability to any specific customer, we may have uncapped liabilities in certain contracts, and could suffer material losses as a result of any liability claims under such contracts.

We enter into many types of contracts with our customers, including in connection with our expansion into new markets and new product lines. Under some of these contracts, our overall liability may not be limited to a specified maximum amount. If we receive claims under these contracts, we may incur liabilities significantly in excess of the revenues from such customers, which could have a material adverse effect on our results of operations.

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

We have substantial sales to a few large customers. Loss of all or part of our sales to a large customer would have a material adverse effect on our revenues and profits. Our largest customer accounted for 9% for the years ended December 31, 2014, and 2013 and 10% of net sales for the year ended December 31, 2012, respectively. See Note 13 to the Company’s Consolidated Financial Statements. This customer may endeavor to replace our products, in some or all markets, with lower-priced products supplied by others or may otherwise reduce its purchases of our products. We also might reduce our dependence on our largest customer by reducing or terminating sales to one or more of the customer’s subsidiaries. Any reduction in, or termination of, our sales to this customer would at least temporarily, and possibly longer cause a material reduction in our net sales, income from operations and net income. A reduction in or elimination of our sales to our largest customer, or another of our larger customers, would increase our relative dependence on our remaining large customers.

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

Our efforts to increase our technology offerings and integrate new software and application offerings may prove unsuccessful.

Our industry has experienced increased complexity in some home design, and builders are more aggressively trying to reduce their costs. One of our responses has been to design and market sophisticated software to facilitate the design and marketing of our product systems. We have continued to commit resources to our software development endeavors in recent years and expect that trend to continue in 2015.
We do not have a long history of operating in the technology space and may be unable to create commercially successful software and applications. Even if we are able to create initially successful ideas, the technology industry is subject to rapid changes. We may not be able to adapt quickly enough to keep up with changing demands, and our software may become obsolete.
We also face competition from software companies that are focused solely or primarily on the development of software and applications. These companies may have significantly greater expertise and resources to devote to software development, and we may be unable to compete effectively. Even if we are successful in competing with such companies, we will likely be required to expend significant resources and personnel time to develop and maintain our software offerings.

Our design software exposes us to potential liability for engineering and other design flaws.

Our design software increasingly facilitates the creation by customers of complex construction and building designs. While we have attempted to limit our potential liability for the failure of any such design, as a result of defects in our software or other defects outside of our control in the construction of structures deigned by our software, the structures could be unsafe or could suffer severe damage, such as collapse or fire, and personal injury could result. Errors in construction unconnected with our design could also cause personal injury and unsafe structural conditions, even if our software design is sufficient. To the extent that a structure designed by our software suffers any failure or deficiency, we could be required to correct deficiencies and may become involved in litigation, even if our software design was not the cause of such deficiency. Further, if any damage or injury to such a structure is not covered by our insurance and we are held to be liable, we could be required to correct such damage and to compensate persons who might have suffered injury, and our reputation, business and financial condition could be materially and adversely affected.

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

We have terminated in the past and may terminate in the future product lines or businesses if we determine that the cost of operating them is not warranted by their expected profitability. For example, we sold the assets of our subsidiary Simpson Dura-Vent Company, Inc. in 2010, we terminated our heavy-duty mechanical anchor systems business in Ireland and Germany in 2012, and we sold our CarbonWrap concrete construction assets in 2013. In addition to employee severance, lease buy-outs and other shut-down costs, the net realizable value may be substantially less than our carrying cost of the assets of terminated operations, resulting in material losses and materially and adversely affecting our sales, assets, profitability and financial condition.

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

Our principal markets are in the building construction industry. That industry is subject to significant volatility due to real estate market cycles, fluctuations in interest rates, the availability, or lack thereof, of credit to builders and developers, inflation rates, weather, and other factors and trends. None of these factors or trends are within our control. Declines in commercial and residential construction, such as housing starts, and remodeling projects have reduced, and in the future can be expected to reduce, the demand for our products. Negative economic or construction industry performance adversely affects our business. Declines in construction activity or demand for our products have materially and adversely affected, and could in the future materially and adversely affect, our sales and profitability.

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

Complying or failing to comply with conflict minerals regulations could materially and adversely affect our supply chain, our relationships with customers and suppliers and our financial results.

We are subject to conflict mineral disclosure regulations. Under the new regulations, public companies that manufacture products that use (either in the products or the production process) specified minerals and their derivatives, including tin, tantalum, tungsten and gold, must provide disclosure annually, including whether or not such minerals originate from the Democratic Republic of Congo or adjoining countries, and in some cases must perform extensive due diligence on their supply chains for such minerals. Implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals, which we use in manufacturing some of our products. We will incur added costs to comply with the disclosure requirements, including costs related to determining the source of such minerals used in our products. We may not be able to ascertain the origins of such minerals that we use and may not be able to satisfy requests from customers to certify that our products are free of conflict minerals. These new requirements also could constrain the pool of suppliers from which we source such minerals. We may be unable to obtain conflict-free minerals at competitive prices. Such consequences will increase costs and may materially and adversely affect our manufacturing operations and profitability.

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

A significant number of our employees are represented by labor unions and covered by collective bargaining agreements that will expire in 2015, 2017 and 2018. A work stoppage or interruption by a significant number of our employees could have a material and adverse effect on our sales and profitability.

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

Control by our principal stockholder reduces the ability of other stockholders to influence the Company.

Sharon Simpson controls approximately 15% of the outstanding shares of our common stock. Ms. Simpson has significant influence with respect to the election of our directors and on proposals that could come before the stockholders at the annual meeting or other special meetings.

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

Our issuance of substantial amounts of our common stock could adversely affect the prevailing market price for our common stock. All of the outstanding shares of our common stock are freely tradable without restriction under the Securities Act of 1933, other than 7.4 million shares held (as of February 26, 2015) by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933. Options to purchase 0.9 million shares of our common stock were outstanding as of December 31, 2014, including options to purchase 0.8 million shares that were exercisable. If a substantial number of shares were sold in the public market pursuant to Rule 144 or on exercise of options, the trading price of our common stock in the public market could be adversely affected.

Delaware law and our stockholder rights plan contain anti-takeover provisions that could deter takeover attempts that might otherwise be beneficial to our stockholders.

Provisions of Delaware law could make it more difficult for a third party to acquire us. Section 203 of the Delaware General Corporation Law may make the acquisition of Simpson Manufacturing Co., Inc. and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring Simpson Manufacturing Co., Inc. without the consent of our Board of Directors for at least three years from the date they first hold 15% or more of the voting stock. Sharon Simpson and her affiliates are not subject to this provision of Delaware law with respect to their investment in Simpson Manufacturing Co., Inc. In addition, our Stockholder Rights Plan has significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.

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

•	failing to integrate, leverage and generate expected rates of return on investments, including expansion of existing businesses and expansion through acquisitions;

•	failing to generate sufficient future positive operating cash flows and, if necessary, secure adequate external financing to fund our growth;

•	interruptions in service by common carriers that ship goods within our distribution channels;

•
In addition, our customers include retailers and distributors. Retail and distribution businesses have consolidated over time, which could increase the material adverse effect of losing any of them; and

•
In some years since 2007 our sales have declined with the declines in the housing and financial markets. As a result, our inventory fluctuated substantially. Inventory fluctuation can materially and adversely affect our margins, cash flow and profits.

If we change significantly the location, nature or extent of some of our manufacturing operations, we may reduce our net income.

If we decide to change significantly the location, nature or extent of a portion of our manufacturing operations, we may need to record an impairment of our goodwill. Our goodwill totaled $123.9 million at December 31, 2014. Recording an impairment of our goodwill correspondingly reduces our net income. In 2007, for example, we decided to move part of our Canadian manufacturing operations to China, and as a result, we recorded a goodwill impairment of $10.7 million, which materially reduced our net income in 2007. Other changes or events in the future could further impair our recorded goodwill, which could also materially and adversely affect our profitability.

Impairment charges on goodwill or other intangible assets would adversely affect our financial position and results of operations.

We are required to perform impairment tests on our goodwill and indefinite-lived intangible assets annually or at any time when events occur that could affect the value of such assets. Definite-lived intangible assets are tested for impairment annually or at any time when events occur that could affect the value of such assets. To determine whether goodwill impairment has occurred, we compare the fair value of each of our reporting units with its carrying value. Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, adverse actions by regulatory authorities, unanticipated competition, loss of key customers or changes in technology or markets, can require a charge for impairment that can materially and adversely affect our reported net income and our stockholders’ equity. For example, in 2012, our annual impairment test resulted in goodwill impairment charge of $2.3 million associated with assets acquired in Germany in 2002 and 2008 as part of our Germany reporting unit, and in 2014, our quarterly impairment assessment resulted in a goodwill impairment charge of $0.5 million associated with assets acquired in Germany in 2013 assigned to our Germany reporting unit. The carrying value of this reporting unit exceeded its respective fair value, primarily due to reduced future expected net cash flows from weakening profit margins. If adverse conditions in the home-building industry, the financial markets or the economy generally should occur or continue longer than we expect, we may need to take further charges for impairment, which we are not now able to estimate, but which may be substantial.

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

We maintain manufacturing capability in various parts of the world, in part to allow us to serve our customers with prompt delivery of needed products. Such customer service is a significant factor in our efforts to compete with larger companies that have greater resources than we have. In recent years, we have substantially expanded our manufacturing in China. Much of the output of our manufacturing in China is and will be intended for export elsewhere. Because of the unusually great distances between our manufacturing facilities in China and the markets to which the products made there will be shipped, we may have difficulty providing adequate service to our customers, which may put us at a competitive disadvantage. Our attempts to provide prompt delivery may necessitate that in China we produce and keep on hand substantially more inventory of finished products than would otherwise be needed. Inventory fluctuations can materially and adversely affect our margins, cash flow and profits.

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

Climate change could materially and adversely affect our business.

Scientific reports indicate that, as a result of human activity:

•	temperatures around the world have been increasing, and are likely to continue to increase, as a result of increasing atmospheric concentrations of carbon dioxide and other carbon compounds,

•	the frequency and severity of storms and flooding are likely to increase,

•	severe weather is likely to occur in places where the climate has historically been more mild, and

•	average sea levels have risen and are likely to continue to rise, threatening worldwide coastal development.

We cannot predict the effects that these phenomena may have on our business. They might, for example:

•	depress or reverse economic development,

•	reduce the demand for construction,

•	increase the cost and reduce the availability of fresh water,

•	destroy forests, increasing the cost and reducing the availability of wood products used in construction,

•	increase the cost and reduce the availability of raw materials and energy,

•	increase the cost of capital,

•	increase the cost and reduce the availability of insurance covering damage from natural disasters,

•	lead to claims regarding the content or adequacy of our public disclosures, and

•	lead to new laws and regulations that increase our expenses and reduce our sales.

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

Additionally, as of December 31, 2014, we had $94.9 million, or 36.5%, of our cash and cash equivalents held outside the United States. Any repatriation of funds currently held in foreign jurisdictions to the U.S. may result in higher effective tax rates for us. In addition, there have been proposals from Congress to change U.S. tax laws that would significantly impact how U.S. multinational corporations like us are taxed on foreign earnings, which could negatively affect our business.

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

If we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, our operations could be disrupted, we could have assets misappropriated, and our reputation and profitability could be negatively affected.

We depend on information technology networks and systems, including the internet, to process, transmit and store electronic information. We collect and retain large volumes of internal and customer, vendor and supplier data, including some personally identifiable information, for business purposes. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, vendor, supplier, employee and other Company data is critical to our business. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs or adversely affect our business operations.

Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our team members, contractors and temporary staff. Security breaches of our infrastructure could create system disruptions, shutdowns or unauthorized disclosure of confidential information. Security breaches could disrupt our operations, and we could suffer substantial financial damage or loss because of lost or misappropriated assets, including cash, and information. Despite the security measures we have in place, our facilities and systems, and those of the retailers, dealers, licensees and other third party distributors with which we do business, may be vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer, employee, supplier or Company information, whether by us or by the retailers, dealers, licensees and other third party distributors with which we do business, could result in losses, severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns its home office in Pleasanton, California, and its principal United States manufacturing facilities in Stockton and San Bernardino County, California, McKinney, Texas, and Columbus, Ohio. The principal manufacturing facilities located outside the United States, the majority of which are owned, are in Canada, France, Denmark, Germany, Poland, Switzerland, Portugal and China. The Company also owns and leases smaller manufacturing facilities, warehouses, research and development facilities and sales offices in the United States, Europe, Australia, Asia, the Middle East, New Zealand, South Africa and Chile. As of March 2, 2015, the Company’s owned and leased facilities were as follows:

	Number
	Of	Approximate Square Footage
	Properties	Owned	Leased	Total
		(in thousands of square feet)
North America	24	2,122	630	2,752
Europe	16	476	125	601
Asia/Pacific	13	175	54	229
Administrative and all other	3	368	—	368
Total	56	3,141	809	3,950

The Company’s properties are constructed primarily of steel, brick or concrete and, in management’s opinion, are maintained in good operating condition. The Company’s manufacturing facilities are equipped with specialized equipment and use extensive automation. The Company considers its existing and planned facilities to be adequate for its operations as currently conducted and as planned through 2015. The Company’s leased facilities typically have renewal options and have expiration dates through 2022. The Company believes it will be able to extend leases on its various facilities as necessary, as they expire. The manufacturing facilities currently are being operated with one full shift. The Company anticipates that it may require additional facilities to accommodate possible future growth.

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

Pending Claims

Four lawsuits (the “Cases”) have been filed against the Company in the Hawaii First Circuit Court: Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4”).  Case 1 was filed on November 18, 2009.  Cases 2 and 3 were originally filed on June 30, 2009.  Case 4 was filed on August 19, 2009.  The Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage.  Case 1 is a putative class action brought by the owners of allegedly affected Ocean Pointe houses.  Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new representative plaintiff.  Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments.  Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products.  Case 4 is a putative class action brought, like Case 1, by owners of allegedly affected Ocean Pointe homes.  In Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are actually the fault of the Company. Similarly, Haseko’s sub-contractors on the Ocean Pointe development brought cross-claims against the Company seeking indemnity and contribution for any amounts for which they may ultimately be found liable. None of the Cases alleges a specific amount of damages sought, although each of the Cases seeks compensatory damages, and Case 1 seeks punitive damages.  Cases 1 and 4 have been consolidated.  In December 2012, the Court granted the Company summary judgment on the claims asserted by the plaintiff homeowners in Cases 1 and 4, and on the third party complaint and cross-claims asserted by Haseko and the sub-contractors, respectively, in Case 4. In April 2013, the Court granted Haseko and the sub-contractors’ motion for leave to amend their cross-claims to allege a claim for negligent misrepresentation. The Company continues to investigate the facts underlying the claims asserted in the Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed.  At this time, the likelihood that the Company will be found liable under any legal theory and the extent of such liability, if any, are unknown.  Management believes the Cases may not be resolved for an extended period should the written agreement reached to settle the Cases and other related legal proceedings (the “Settlement”) (discussed below) not receive final approval by the Court and become effective in accordance with its terms. The Company is defending itself vigorously in connection with the Cases.

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

On April 12, 2011, Fireman’s Fund Insurance Company (“Fireman’s Fund”), another of the Company’s general liability insurers, sued Hartford Fire Insurance Company (“Hartford”), a third insurance company from whom the Company purchased general liability insurance, in the United States District Court for the Northern District of California, Fireman’s Fund Insurance Company v. Hartford Fire Insurance Company, Civil No. 11 1789 SBA (the “Fireman’s Fund action”).  The Company has intervened in the Fireman’s Fund action. By Order dated September 29, 2014, the Court formally stayed proceedings in the Fireman’s Fund Action, and ordered the action administratively closed. The Fireman’s Fund Action is subject to motion to reopen in the absence of an agreement to settle the Cases and the Fireman’s Fund Action.

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

Through mediation, the parties entered into the Settlement to resolve all of these legal proceedings, including Cases 1, 2, 3 and 4, the National Union action; the Fireman’s Fund action; and the San Francisco coverage action. All parties to the Cases have executed the Settlement and the Court has given its preliminary approval. If the Court gives final approval to the Settlement, and if the conditions are satisfied such that the Settlement becomes Effective as defined therein, the Company will incur no uninsured liability in any of these legal proceedings. The Company cannot predict when, if ever, the Settlement will be approved and its conditions satisfied such that it becomes Effective, and an unfavorable outcome could result in liability that substantially exceeds the amount of the Settlement. It is not possible to reasonably estimate the amount or range of any such possible excess.

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SSD.” The following table shows the range of high and low closing sale prices per share of the common stock as reported by the NYSE and dividends paid per share of common stock for the calendar quarters indicated:

	Market Price		Dividends Paid
Quarter	High	Low
2014
Fourth	$34.98	$29.04	$0.14
Third	36.90	29.15	0.14
Second	36.94	31.91	0.14
First	36.25	31.32	0.125
2013
Fourth	$37.23	$30.58	$0.125
Third	33.34	29.47	0.125
Second	31.86	27.87	—
First	33.87	28.01	0.125

The Company estimates that as of February 18, 2015, approximately 7,121 persons beneficially owned shares of the Company’s common stock either directly or through nominees.

The Company began paying quarterly dividends of $0.05 per common share in January 2004. The Company paid dividends of $0.125 per share in the first quarter of 2014, and $0.14 per share in the second, third and fourth quarters of 2014. Future dividends, if any, will be determined by the Company’s Board of Directors, based on the Company’s earnings, cash flows, financial condition and other factors deemed relevant by the Board of Directors.

In February 2015, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2015. This replaces the $50.0 million repurchase authorization from February 2014. In 2014, the Company repurchased 0.1 million shares of its stock, at a cost of $3.0 million; in 2013, the Company repurchased 0.3 million shares of its stock, at a cost of $9.8 million; and in 2012, the Company did not repurchase any shares of its common stock.

The following table sets forth certain information as of December 31, 2014, concerning (a) all equity compensation plans of the Company previously approved by the stockholders, and (b) all equity compensation plans of the Company not previously approved by the stockholders.

	(a) Number of securities to be issued on exercise of outstanding options, warrants & rights (1)	(b) Weighted-average exercise price of outstanding options, warrants & rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by stockholders	1,358,986	$30.29	5,805,379	(1)
Equity compensation plans not approved by stockholders	—	$0.00	32,400	(2)
Total	1,358,986	$30.29	5,837,779	(1)(2)

(1)                      Includes 855,433 shares subject to issuance on exercise of stock options granted under the Company’s 2011 Incentive Plan and 503,553 shares of unvested restricted stock units awarded under the Company’s 2011 Incentive Plan in 2012 and 2013.

(2)                     Includes 16,300 shares issued on January 5, 2015, under the Company’s 1994 Employee Stock Bonus Plan. As of December 31, 2014, the Company had reserved 200,000 shares of common stock for issuance as bonuses under the 1994 Employee Stock Bonus Plan, of which 167,600 shares had been issued.

Company Stock Price Performance

The graph below compares the cumulative total stockholder return on the Company’s common stock from December 31, 2009, through December 31, 2014, with the cumulative total return on the S&P 500 Index and the Dow Jones Building Materials Index over the same period (assuming the investment of $100 in the Company’s common stock and in each of the indices on December 31, 2009, and reinvestment of all dividends).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Simpson Manufacturing Co., Inc., the S&P 500 Index,
and the Dow Jones US Building Materials & Fixtures Index

$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Simpson Manufacturing Co., Inc.
S&P 500
Dow Jones U S Building Materials & Fixtures

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial information with respect to the Company for each of the five years ended December 31, 2014, 2013, 2012, 2011 and 2010 (presented in thousands, except per share amounts), derived from the Consolidated Financial Statements of the Company. The Company sold its venting operation in 2010 and has classified the venting operation as discontinued operations for the periods presented herein. The presentation of the information in the tables below complies with the accounting pronouncements. The financial information below includes the results of operations of acquired companies beginning on the dates of acquisition. For a summary of recent acquisitions, see “Note 2 — Acquisitions” to the consolidated financial statements included herein. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

(in thousands, except per-share data)

	Years Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Net sales	$752,148	$705,322	$656,231	$603,446	$555,487
Cost of sales	410,118	391,791	373,759	332,642	311,349
Gross profit	342,030	313,531	282,472	270,804	244,138
Research and development and other engineering expense	39,018	36,843	35,919	25,886	21,110
Selling expense	92,031	85,102	82,364	73,568	63,293
General and administrative expense	111,500	108,070	99,968	95,820	79,788
Impairment of goodwill	530	—	2,346	1,282	6,292
Net loss (gain) on disposal of assets	(325)	2,038	166	191	(4,769)
Income from operations	99,276	81,478	61,709	74,057	78,424
Income (loss) in equity method investment, before tax	—	—	—	4,389	(535)
Interest income, net	46	86	212	340	148
Income from continuing operations before income taxes	99,322	81,564	61,921	78,786	78,037
Provision for income taxes from continuing operations	35,791	30,593	20,003	27,886	33,239
Income from continuing operations, net of tax	63,531	50,971	41,918	50,900	44,798
Discontinued operations:
Loss from discontinued operations	—	—	—	—	(23,419)
Benefit from income taxes from discontinued operations	—	—	—	—	(7,207)
Loss from discontinued operations, net of tax	—	—	—	—	(16,212)
Net income	$63,531	$50,971	$41,918	$50,900	$28,586
Earnings (loss) per share of common stock:
Basic
Continuing operations	$1.30	$1.05	$0.87	$1.04	$0.91
Discontinued operations	—	—	—	—	(0.33)
Net income	1.30	1.05	0.87	1.04	0.58
Diluted
Continuing operations	$1.29	$1.05	$0.87	$1.04	$0.90
Discontinued operations	—	—	—	—	(0.33)
Net income	1.29	1.05	0.87	1.04	0.58
Cash dividends declared per share of common stock	$0.545	$0.375	$0.63	$0.50	$0.40

(in thousands)

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Working capital	$509,838	$464,901	$402,538	$430,476	$511,640
Property, plant and equipment, net	207,027	209,533	213,452	195,716	177,072
Goodwill	123,881	129,218	121,981	99,849	70,069
Total assets	973,065	953,613	890,322	836,087	874,709
Line of credit and long-term debt, including current portion	18	103	178	—	—
Total liabilities	109,600	112,334	100,754	77,724	86,916
Total stockholders’ equity	863,465	841,279	789,568	758,363	787,793

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

The following is a discussion and analysis of the consolidated financial condition and results of operations, unless stated otherwise, for the Company for the years ended December 31, 2014, 2013 and 2012, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere herein.

Overview

The Company designs, manufactures and sells building construction products that are of high quality and performance, easy to use and cost-effective for customers. It operates in three business segments determined by geographic region; North America, Europe and Asia/Pacific. The North America segment sells both wood and concrete construction products and has been highly dependent on housing starts. The Company has made efforts to be less dependent on new housing construction by expanding its line of concrete construction products. North America concrete construction product sales increased 20% in 2014 from 2012, partly due to recent acquisitions. The Europe segment also sells both wood and concrete construction products and until recently relied primarily on wood construction products. Europe concrete constructions products sales decreased slightly in 2014 from 2012, primarily due the loss of sales from exiting the heavy-duty mechanical anchor market. The Asia/Pacific segment also sells both wood and concrete construction products with concrete construction product sales increasing over 91% in 2014 from 2012. This increase in concrete construction product sales was partly responsible for the segment reporting a profit for 2014. The Asia/Pacific segment, though growing year-over-year, is not significant to the Company's overall performance.

The Company continues to invest in its strategic initiatives, such as expanding its offering of concrete construction products, including specialty chemicals and wood construction products, particularly its truss plate and software offerings. In support of these initiatives, the Company expects to hire additional personnel and commit additional resources in 2015.

The Company generally manufactures products and incurs costs in the areas where sales occur. Therefore, for each of the Company’s foreign operations the local currency is the functional currency and each foreign operation transacts primarily in its functional currency. The Company does not currently plan to enter into foreign currency contracts to hedge its exposure to foreign exchange rates.

The Administrative & All Other segment primarily includes expenses such as self-insured workers compensation claims costs for employees of the Company’s venting business, which was sold in 2010, stock-based compensation for certain members of management, interest expense, foreign exchange gains or losses and income tax expense, as well as income and expenses related to real estate activities, such as rental income and depreciation expense on the Company’s facility in Vacaville, California, which the Company has leased to a third party for a 10-year term expiring in August 2020.

From 2012 to 2014, net sales increased to $752.1 million from $656.2 million. The Company had net income of $63.5 million for 2014 compared to net income of $41.9 million for 2012. Diluted net income per common share was $1.29 for 2014 compared to $0.87 for 2012. Income from operations increased to $99.3 million in 2014 from $61.7 million in 2012. The increased net sales were primarily driven by increased building activity in 2014 compared to 2012.

Net sales

Net sales increased to $752.1 million in 2014 from $656.2 million in 2012, reflecting improved economic conditions primarily in North America.

•	Segment net sales:

◦
North America — Net sales increased to $613.8 million in 2014 from $522.9 million in 2012 with above average increases in the United States. The net sales increases in North America were mostly due to increases in unit sales volume in both wood and concrete construction products from increased building activity, and partly due to the acquisition of the TJ® Shear Brace (“Shear Brace”) product line in February 2013.

◦
Europe — Net sales increased to $123.2 million in 2014 from $122.5 million in 2012, due to the effects of foreign currency translation, offset by the loss of net sales from exiting the heavy-duty mechanical anchor business in 2012.

◦
Asia/Pacific — Net sales increased to $15.1 million in 2014 from $10.8 million in 2012 partly due to new sales offices operating in New Zealand, South Africa and Thailand and the expansion of the concrete construction product line.

•	Sales channels and products groups:

◦
Net sales to contractor distributors and lumber dealers increased significantly in 2014 compared to 2012. Home center sales in 2014 decreased from 2012, primarily as a result of the loss of Lowe’s as a customer in the second quarter of 2012. Lowe’s accounted for $11.7 million in net sales in 2012.

◦	The Home Depot exceeded 10% of the Company’s net sales for the year ended December 31, 2012 (see “Item 1A — Risk Factors” and Note 13 to the Company’s Consolidated Financial Statements).

Gross profit

Gross profit margin increased to 45.5% in 2014 from 43.0% in 2012. Wood construction products represented 85% of total sales in both 2014 and 2012. The overall 2014 gross profit margin as a percentage of sales was up due to increased profit margins on the sale of concrete construction products and wood construction products. The gross profit margin differential between wood construction products and concrete construction products narrowed from 17% in 2012 to 12% in 2014.

Operating expenses

Operating expenses increased in absolute numbers, but decreased as a percentage of sales, and were $242.8 million, or 32.3% of net sales, in 2014, and $220.8 million, or 33.6% of net sales, in 2012. The change was primarily due to net sales increasing at a higher rate than operating expenses as well as a $1.8 million decrease in 2014 goodwill impairment compared to 2012 and a $1.6 million decrease from 2012 in charges related to the exiting the heavy-duty mechanical anchor business.

Results of Operations

The following table sets forth, for the years indicated, the percentage of net sales of specified items in the Company’s Consolidated Statements of Operations.

	Years Ended December 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	54.5%	55.5%	57.0%
Gross profit	45.5%	44.5%	43.0%
Research and development and other engineering	5.2%	5.2%	5.5%
Selling expense	12.2%	12.1%	12.6%
General and administrative expense	14.8%	15.3%	15.2%
Impairment of goodwill	0.1%	—%	0.4%
Net loss on disposal of assets	—%	0.3%	—%
Income from operations	13.2%	11.6%	9.3%
Interest income, net	—%	—%	—%
Income before taxes	13.2%	11.6%	9.3%
Provision for income taxes	4.8%	4.3%	3.0%
Net income	8.4%	7.3%	6.3%

Comparison of the Years Ended December 31, 2014 and 2013

Net sales increased 6.6% to $752.1 million for 2014 from $705.3 million for 2013. The Company had net income of $63.5 million for 2014, compared to net income of $51.0 million for 2013. Diluted net income per common share was $1.29 for 2014, compared to diluted net income of $1.05 per common share for 2013. Income from operations increased 21.8% to $99.3 million in 2014 from $81.5 million in 2013.

The following table shows the change in the Company’s operations from 2013 to 2014, and the increases or decreases for each category by segment.

(in thousands)

		Increase (Decrease) in Operating Segment
		North America		Asia/ Pacific	Admin & All Other
	2013		Europe			2014
Net sales	$705,322	$41,054	$5,437	$335	$—	$752,148
Cost of sales	391,791	17,416	2,075	(596)	(568)	410,118
Gross profit	313,531	23,638	3,362	931	568	342,030
Research and development and other engineering expense	36,843	1,855	333	48	(61)	39,018
Selling expense	85,102	6,491	308	124	6	92,031
General and administrative expense	108,070	4,253	(946)	119	4	111,500
Impairment of goodwill	—	—	530	—	—	530
Loss (gain) on sale of assets	2,038	1,037	(610)	4	(2,794)	(325)
Income from operations	81,478	10,002	3,747	636	3,413	99,276
Interest income, net	86	(101)	79	(20)	2	46
Income before income taxes	81,564	9,901	3,826	616	3,415	99,322
Provision for income taxes	30,593	3,914	(469)	984	769	35,791
Net income	$50,971	$5,987	$4,295	$(368)	$2,646	$63,531

Net Sales

The following table shows net sales by segment for the years ended December 31, 2013 and 2014:

(in thousands)

	North America	Europe	Asia/ Pacific	Total
December 31, 2013	$572,789	$117,740	$14,793	$705,322
December 31, 2014	613,843	123,177	15,128	752,148
Increase	$41,054	$5,437	$335	$46,826
Percentage increase	7.2%	4.6%	2.3%	6.6%

The following table shows segment net sales as percentages of total net sales for the years ended December 31, 2013 and 2014:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2013 net sales	81.2%	16.7%	2.1%	100.0%
Percentage of total 2014 net sales	81.6%	16.4%	2.0%	100.0%

•	Segment net sales:

◦	North America - Net sales increased 7.2% in 2014 compared to 2013, primarily due to increased unit sales volumes, while average prices for the year were down 0.6%.

◦
Europe - Net sales increased 4.6% in 2014 compared to 2013, mostly due to increased unit sales volumes and the effects of foreign currency translations, partly offset by slightly lower average selling prices. However, sales growth has trended lower in the last two quarters of 2014, consistent with declining economic activity in the region, and European currencies have weakened against the United States Dollar. Based on current information and subject to future events and circumstances, the Company expects that the region’s current economic conditions will remain challenging during the first quarter of 2015 and could continue to negatively affect net sales.

•	Consolidated net sales channels and product groups:

◦	Net sales to lumber dealers, contractor distributors, dealer distributors and home centers increased in 2014 compared to 2013, due to increased building activity.

◦	Wood construction product net sales represented 85% of total Company net sales in both 2014 and 2013.

◦	Concrete construction product net sales represented 15% of total Company net sales in both 2014 and 2013.

Gross Profit

The following table shows gross profit by segment for the years ended December 31, 2013 and 2014:

(in thousands)

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
December 31, 2013	$267,478	$43,603	$2,720	$(270)	$313,531
December 31, 2014	291,116	46,965	3,652	297	342,030
Increase	$23,638	$3,362	$932	$567	$28,499
Percentage increase	8.8%	7.7%	34.3%	N/M	9.1%

The following table shows gross profit percentages by segment for the years ended December 31, 2013 and 2014:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2013 gross profit percentage	46.7%	37.0%	18.4%	NM	44.5%
2014 gross profit percentage	47.4%	38.1%	24.1%	NM	45.5%

Gross profit increased to $342.0 million in 2014 from $313.5 million in 2013. Gross profit as a percentage of net sales increased to 45.5% in 2014 from 44.5% in 2013. Based on current information and subject to future events and circumstances, the Company estimates that its 2015 gross profit margin will be between 44.5% and 46%.

•
North America - Gross profit margin increased to 47.4% in 2014 from 46.7% in 2013, as a result of decreases as a percentage of sales in material, labor and warehousing costs. In 2014, the gross profit margin was also affected by an atypical non-recurring $3.3 million pension charge that resulted from the Company's withdrawal from a multi-employer union-based defined-benefit pension plan, partly offset by an atypical non-recurring $2.5 million correction to workers' compensation expense in states where the Company is not self-insured.

•
Europe - Gross profit margin increased to 38.1% in 2014 from 37.0% in 2013, as a result of decreases as a percentage of sales in factory overhead (caused by increased unit sales volumes) and material costs, partly offset by increases in shipping and warehouse and labor costs.

•
Product mix - The gross profit margin differential between wood construction products and concrete construction products, which have lower gross profit margins, was 12% and 13% in 2014 and 2013, respectively. The lower gross profit margins on concrete construction products negatively affected gross margins in North America, with concrete construction products representing 13% of North America net sales in 2014 and 2013, respectively, and in Europe, with concrete construction products representing 20% and 19% of Europe net sales in 2014 and 2013, respectively.

•	Steel prices - The market price for steel decreased in December 2014. The Company expects the market price for steel to remain relatively stable during the first quarter of 2015.
Research and development and engineering expense

Research and development and engineering expense increased 5.9% to $39.0 million in 2014 from $36.8 million in 2013, primarily due to an increase of $2.1 million in personnel costs related to the addition of staff in support of product and software development and pay rate increases instituted in January 2014, and an increase of $0.9 million in cash profit sharing, partly offset by a decrease of $1.0 million in expensed software development costs.

•
North America - Research and development and engineering expense increased $1.9 million, primarily due to increases of $2.1 million in personnel costs and $0.8 million in cash profit sharing, partly offset by a decrease in software development costs of $1.1 million.

Selling expense

Selling expense increased 8.1% to $92.0 million in 2014 from $85.1 million in 2013, primarily due to increases of $2.9 million in personnel costs, $2.2 million in professional fees, $1.0 million in cash profit sharing and commissions and $0.7 million in advertising and promotional costs.

•
North America - Selling expense increased $6.5 million, primarily due to an increase of $2.5 million in personnel costs related to the addition of staff in support of product marketing initiatives and pay rate increases instituted in January 2014, and increases of $2.0 million in professional fees, $1.1 million in advertising and promotional costs and $0.7 million in cash profit sharing and commissions.

•
Europe - Selling expense increased $0.3 million, primarily due to increases of $0.4 million in personnel costs and $0.2 million in cash profit sharing and commissions, partly offset by a decrease of $0.3 million in advertising and promotional costs.

General and administrative expense

General and administrative expense increased 3.2% to $111.5 million in 2014 from $108.1 million in 2013, primarily due to increases of $2.5 million in cash profit sharing, $1.6 million in personnel costs, $0.7 million in unrealized foreign currency losses, $0.4 million in depreciation expense and $0.2 million in facility maintenance expense, partly offset by a decrease in impairment charges of $1.0 million related to an impairment of fixed assets in 2013, a decrease of $0.6 million in professional fees and a $0.3 million decrease in stock-based compensation, as well as a $0.4 million gain resulting from a reduction in a contingent liability related to the Bierbach acquisition (compared to no gain recorded in 2013).

•
North America - General and administrative expense increased $4.3 million, primarily due to increases of $1.7 million in cash profit sharing, $1.2 million in personnel costs related to the addition of administrative and information technology staff and pay rate increases instituted in January 2014, $0.7 million in depreciation expense, $0.4 million in facility maintenance expense and $0.2 million in stock-based compensation.

•
Europe - General and administrative expense decreased by $0.9 million, primarily due to a $1.0 million impairment charge related to an impairment of fixed assets in 2013, decreases of $0.8 million in professional fees, $0.5 million in stock-based compensation, $0.2 million in depreciation expense and $0.2 million in facility maintenance expense as well as a $0.5 million gain resulting from a reduction of a contingent liability related to the Bierbach acquisition, partly offset by increases of $1.4 million in unrealized foreign currency losses, $0.5 million in cash profit sharing and $0.3 million in personnel costs.

Impairment of goodwill

The impairment charge of $0.5 million taken in 2014 was associated with Bierbach goodwill acquired in Germany in November 2013, and as a result, the goodwill of the Germany reporting unit was fully impaired. The impairment resulted from a reduction in expected future sales from former Bierbach customers. The Company’s 2014 annual goodwill impairment analysis did not result in additional impairment of goodwill. See “Critical Accounting Policies and Estimates — Goodwill Impairment Testing."

Disposal of assets

The Company did not dispose of any material assets during 2014 compared to 2013 when the Company realized a $2.8 million net loss on the liquidation of its Irish subsidiary, partly offset by a $1.4 million gain on the sale of its CarbonWrap product line.

Provision for income taxes

The effective income tax rate in 2014 was 36.0%, as compared to 37.5% in 2013. The decrease in the effective income tax rate was due to increased manufacturing deductions for certain types of expenditures, a solar tax credit for installing solar panels at one of the Company's facilities, and reduced operating losses in 2014 in the Europe and Asia/Pacific segments for which no tax benefit was recorded. Based on current information and subject to future events and circumstances, the Company estimates that its 2015 effective tax rate will be between 36% and 38%.

Comparison of the Years Ended December 31, 2013 and 2012

Net sales increased 7.5% to $705.3 million for 2013 from $656.2 million for 2012. The Company had net income of $51.0 million for 2013 compared to net income of $41.9 million for 2012. Diluted net income per common share was $1.05 for 2013 compared to diluted net income of $0.87 per common share for 2012. Income from operations increased 32.0% to $81.5 million in 2013 from $61.7 million in 2012. The following table shows the change in the Company’s operations from 2012 to 2013, and the increases or decreases for each category by segment.

(in thousands)

		Increase (Decrease) in Operating Segment
		North America		Asia/ Pacific	Admin & All Other
	2012		Europe			2013
Net sales	$656,231	$49,894	$(4,752)	$3,949	$—	$705,322
Cost of sales	373,759	25,658	(10,568)	2,710	232	391,791
Gross profit	282,472	24,236	5,816	1,239	(232)	313,531
Research and development and other engineering expense	35,919	1,038	(826)	730	(18)	36,843
Selling expense	82,364	2,710	(834)	916	(54)	85,102
General and administrative expense	99,968	8,656	(96)	(984)	526	108,070
Impairment of goodwill	2,346	—	(2,346)	—	—	—
Loss on sale of assets	166	(1,467)	564	(20)	2,795	2,038
Income from operations	61,709	13,299	9,354	597	(3,481)	81,478
Interest income, net	212	49	81	(53)	(203)	86
Income before income taxes	61,921	13,348	9,435	544	(3,684)	81,564
Provision for income taxes	20,003	11,335	(638)	(424)	317	30,593
Net income	$41,918	$2,013	$10,073	$968	$(4,001)	$50,971

Net Sales

The following table shows net sales by segment for the years ended December 31, 2012 and 2013:

(in thousands)

	North America	Europe	Asia/ Pacific	Total
December 31, 2012	$522,895	$122,492	$10,844	$656,231
December 31, 2013	572,789	117,740	14,793	705,322
Increase (decrease)	$49,894	$(4,752)	$3,949	$49,091
Percentage increase (decrease)	9.5%	(3.9)%	36.4%	7.5%

The following table shows segment net sales as percentages of total net sales for the years ended December 31, 2012 and 2013:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2012 net sales	79.7%	18.7%	1.6%	100.0%
Percentage of total 2013 net sales	81.2%	16.7%	2.1%	100.0%

•	Segment net sales:

◦
North America — The 9.5% increase in net sales accounted for all of the overall increase and resulted from increased sales volume, including from the acquisitions of Fox Industries and Automatic Stamping, while average prices for the year were down 2.3%.

◦
Europe — The 3.9% decrease in net sales resulted from the Company exiting the heavy-duty mechanical anchor business, reduced sales volumes due to difficult economic conditions and a slight price decrease, partly offset by the acquisition of S&P Clever. Europe net sales were not materially affected by currency translations.

◦
Asia/Pacific — Net sales in the Asia/Pacific segment, although relatively small, increased as the Company expanded its presence in the region and with additional concrete construction product sales. Asia/Pacific net sales were not materially affected by currency translations.

•	Consolidated net sales channels and product groups:

◦
Net sales to contractor distributors, dealer distributors and lumber dealers increased in 2013, compared to 2012, while net sales to home centers decreased, partly as a result of the loss of Lowe’s as a customer in the second quarter of 2012. Lowe’s accounted for $11.7 million in net sales in 2012.

◦	Excluding Lowe’s, net sales to home centers decreased 4% in 2013, compared to 2012, while net sales to the Company’s largest customer decreased slightly in 2013, compared to 2012.

◦	Wood construction product sales represented 85% of total Company sales in both 2013 and 2012.

◦	Concrete construction product sales represented 15% of total Company sales in both 2013 and 2012.

Gross Profit

The following table shows gross profit by segment for the years ended December 31, 2012 and 2013:

(in thousands)

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
December 31, 2012	$243,242	$37,787	$1,481	$(38)	$282,472
December 31, 2013	267,478	43,603	2,720	(270)	313,531
Increase (decrease)	$24,236	$5,816	$1,239	$(232)	$31,059
Percentage increase	10.0%	15.4%	83.7%	N/M	11.0%

The following table shows gross profit percentages by segment for the years ended December 31, 2012 and 2013:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2012 gross profit percentage	46.5%	30.8%	13.7%	NM	43.0%
2013 gross profit percentage	46.7%	37.0%	18.4%	NM	44.5%

Gross profit increased to $313.5 million in 2013 from $282.5 million in 2012. Gross profit as a percentage of net sales increased to 44.5% in 2013 from 43.0% in 2012.

•
North America — Gross profit margin increased slightly to 46.7% in 2013 from 46.5% in 2012, due to lower material costs as a percentage of sales. Concrete construction product sales, which have a lower gross profit margin than wood construction product sales, were 13% of North America sales in each of 2013 and 2012.

•
Europe — Gross profit margin increased to 37.0% in 2013 from 30.8% in 2012, as a result of decreases in all elements of costs of sales as a percentage of sales, primarily due to exiting the lower-margin heavy-duty mechanical anchor business in 2012, which included $2.3 million in severance expense, $1.0 million loss on the liquidation of inventory and $0.2 million in accelerated depreciation expense.

•
Product mix — The gross profit margin differential between wood construction products and concrete construction products decreased from 17% in 2012 to 13% in 2013, primarily due to reduced concrete construction product costs due to exiting the heavy-duty mechanical anchor business.

•

Research and development and engineering expense

Research and development and engineering expense increased 2.6% to $36.8 million in 2013 from $35.9 million in 2012, primarily due to increases of $5.2 million in personnel costs from hiring an in-house software development team, $0.9 million in cash profit sharing, $0.6 million in depreciation expense, $0.3 million in stock-based compensation and $0.3 million in communication and computer expense, partly offset by a decrease of $6.4 million in professional fees that resulted from replacing a third-party development company contracted by the Company in 2012 with an in-house software development team.

•
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

•
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

•
North America — Selling expense increased $2.7 million, primarily due to increases of $0.9 million in cash profit sharing and commissions, $0.7 million in stock-based compensation, $0.6 million in personnel costs (mostly from additional sales representatives in support of new businesses acquired in 2011 and 2012 and increased pay rates) and $0.5 million in professional fees.

•	Europe — Selling expense decreased $0.8 million, primarily due to exiting the heavy-duty mechanical anchor business in 2012, which had selling expense of $1.2 million in 2012.

General and administrative expense

General and administrative expense increased 8.1% to $108.1 million in 2013 from $100.0 million in 2012, primarily due to increases of $3.6 million in cash profit sharing, $3.3 million in personnel costs, $0.7 million in stock-based compensation, $0.6 million in communication and computer expense, $0.6 million in depreciation expense, as well as $0.4 million in net losses on foreign currency translations and $0.2 million in impairment expense associated with the Company’s real estate in Ireland. These changes were partly offset by decreases of $1.0 million in legal and professional fees, $0.5 million in bad debt expense and $0.4 million in amortization expense.

•
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

•
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

•
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

Business Combinations

The Company recognizes separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. On the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, the Company records subsequent adjustments, if any, to its consolidated statements of operations. None of the subsequent adjustments for the years ended 2012, 2013 and 2014 were material.

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

In addition, the Company estimates uncertain tax positions and income tax related valuation allowances assumed in connection with a business combination initially as of the acquisition date. The Company reevaluates these items quarterly with any adjustments to its preliminary estimates being recorded to goodwill if the Company is within the measurement period. The Company continues to collect information to determine estimated values. Subsequent to the measurement period or the Company’s final determination of the uncertain tax positions estimated value or tax-related valuation allowances, whichever comes first, changes to these uncertain tax positions and tax-related valuation allowances will affect the Company’s provision for income taxes in its consolidated statement of operations and could have a material effect on the Company’s results of operations and financial position.

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

The reporting unit level is generally one level below the operating segment, which is at the country level, except for the United States, Denmark, Australia and S&P Clever reporting units.

The Company determined that the United States reporting unit includes four components: Northwest United States, Southwest United States, Northeast United States and Southeast United States (collectively, the “U.S. Components”). The Company aggregates the U.S. Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the U.S. Components working in concert. The U.S. Components are economically similar because of a number of factors, including selling similar products to shared customers and sharing assets and services such as intellectual property, manufacturing assets for certain products, research and development projects, manufacturing processes, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the U.S. Components level and costs are allocated among the four U.S. Components.

The Company determined that the Australia reporting unit includes three components: Australia, New Zealand and South Africa (collectively, the “AU Components”). The Company aggregates the AU Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the AU Components working in concert. The AU Components are economically similar because of a number of factors, including that New Zealand and South Africa operate as extensions of their Australian parent company selling similar products and sharing assets and services such as intellectual property, manufacturing assets for certain products, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the AU Components level and costs are allocated among the AU Components.

The Company determined that the S&P Clever reporting unit includes eight components: S&P Switzerland, S&P Poland, S&P Austria, S&P The Netherlands, S&P Portugal, S&P Germany, S&P France and S&P Nordic (collectively, the "S&P Components”). The Company aggregates the S&P Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the S&P Components working in concert. The S&P Components are economically similar because of a number of factors, including sharing assets and services such as intellectual property, manufacturing assets for certain products, research and development projects, manufacturing processes, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the S&P Components level and costs are allocated among the S&P Components.

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

For certain reporting units, the Company may first assess qualitative factors related to the goodwill of the reporting unit to determine whether it is necessary to perform a two-step impairment test. If the Company judges that it is more likely than not that the fair value of the reporting unit is greater than the carrying amount of the reporting unit, including goodwill, no further testing is required. If the Company judges that it is more likely than not that the fair value of the reporting unit is less than the carrying amount of the reporting unit, including goodwill, management will perform a two-step impairment test on goodwill. In the first step ("Step 1"), the Company compares the fair value of the reporting unit to its carrying value. The fair value calculation uses a discounted cash flow model and may be supplemented by market approaches if information is readily available. If the Company judges that the carrying value of the net assets assigned to the reporting unit, including goodwill, exceeds the fair value of the reporting unit, a second step of the impairment test must be performed to determine the implied fair value of the reporting unit’s goodwill. If the Company judges that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company would record an impairment charge equal to the difference between the implied fair value of the goodwill and the carrying value.

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

Assumptions about a reporting unit’s operating performance in the first year of the discounted cash flow model used to determine whether or not the goodwill related to that reporting unit is impaired are derived from the Company’s budget. The fair value model considers such factors as macro-economic conditions, revenue and expense forecasts, product line changes, material, labor and overhead costs, tax rates, working capital levels and competitive environment. Future estimates, however derived, are inherently uncertain but the Company believes that this is the most appropriate source on which to base its fair value calculations.

The Company uses these parameters only to provide a basis for the determination of whether or not the goodwill related to a reporting unit is impaired. No inference whatsoever should be drawn from these parameters about the Company’s future financial performance and they should not be taken as projections or guidance of any kind.

The impairment charge taken in the third quarter of 2014 was associated with assets in the Germany reporting unit acquired from Bierbach in 2013. The factors that led to the third quarter impairment were a failure to retain Bierbach's historical customers and increased competition, which led to the reduction in the contingent consideration liability, related to the Bierbach acquisition and resulted in management performing an impairment test to evaluate the recoverability of the Germany reporting unit's goodwill. The test resulted in the impairment of all of the reporting unit’s goodwill in the amount of $0.5 million. In connection with the impairment of the goodwill, the Company also reviewed associated long-lived assets in Germany, such as property and equipment, and intangible assets, for recoverability by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. No impairment of long-lived assets was required as a result of that review during the third quarter of 2014.

The impairment charge taken in 2012 resulting from the Company’s annual impairment test in the fourth quarter of 2012 was associated with assets in the Germany reporting unit that were acquired in 2002 and 2008. The Germany reporting unit’s carrying value, including goodwill, exceeded the fair value, primarily due to reduced future expected net cash flows from weakening profit margins due to European economic conditions, specifically in Germany. The method to determine the fair value of the Germany reporting unit was discounted cash flow models. At December 31, 2014, the balance of goodwill of the Germany reporting unit was fully impaired. The reporting unit is associated with the Europe segment.

The Company’s S&P Clever reporting unit passed Step 1 of the annual 2014 impairment test by an 8% margin indicating an estimated fair value greater than its net book value. The S&P Clever reporting unit is sensitive to management’s plans for increasing sales, margins and cash flows by expanding its sales into France, Denmark, Sweden and eventually into other European countries, and selling into the Company’s Asia/Pacific segment, as well as the release of new products. The S&P Clever reporting unit’s failure to meet management’s objectives could result in future impairment of some or all of the S&P Clever reporting unit’s goodwill, which was $17.5 million at December 31, 2014.

Key assumptions used in Step 1 of the Company's annual goodwill impairment test included compound annual growth rates (“CAGR”) and average annual pre-tax operating margins during the forecast period, and discount rates. A sensitivity assessment for the key assumptions included in the S&P Clever reporting unit annual goodwill impairment test is as follows:

•
A 68 basis point hypothetical percentage increase in the discount rate, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value, and thus it would not result in the reporting unit failing Step 1 of the goodwill impairment test.

•	A 20 basis point hypothetical percentage decrease in the CAGR, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value.

•
A 9% hypothetical annual average percentage decrease in average annual pre-tax operating profit, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value.

Effect of New Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification Update No. 2014-09, Revenue from Contracts with Customers ("ASC Update No. 2014-09"). ASC Update No. 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASC Update No. 2014-09 is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASC Update No. 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual and interim periods beginning after December 15, 2016, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASC Update No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the effects of adopting ASC Update No. 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

Liquidity and Sources of Capital

The Company’s liquidity needs arise principally from working capital requirements, capital expenditures and business acquisitions. During the three years ended December 31, 2014, the Company relied on internally generated funds to finance these needs. The Company’s working capital requirements are seasonal with the highest need typically occurring in the second and third quarters of the year. Cash and cash equivalents were $260.3 million and $251.2 million at December 31, 2014 and 2013, respectively. Working capital was $509.8 million and $464.9 million at December 31, 2014 and 2013, respectively. As of December 31, 2014, the Company had no borrowings on its revolving line of credit. The Company had unused capacity on this and other credit facilities of $304.3 million.

As of December 31, 2014, the Company’s investments consisted of only United States Treasury securities and money market funds aggregating $99.0 million. Cash collected by the Company’s United States subsidiaries is routinely transferred into cash management accounts, which typically do not have restrictions on withdrawals. As of December 31, 2014, the Company had $94.9 million, or 36.5%, of its cash and cash equivalents held outside the United States in accounts belonging to several of the Company’s foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if it were repatriated to the United States. The Company has no plans to repatriate cash and cash equivalents held outside the United States as such funds are expected to be used to fund future international growth and acquisitions.

The Company’s operating activities provided $67.2 million, $106.5 million and $68.1 million in net cash in 2014, 2013 and 2012, respectively. In 2014, cash was provided by net income of $63.5 million, noncash expenses totaling $41.1 million, which consisted primarily of depreciation, amortization and stock-based compensation charges, and increases in other long-term liabilities of $2.6 million and accrued liabilities of $2.3 million. These increases were offset by increases in inventories of $22.4 million, trade accounts receivable of $4.6 million and other current assets of $3.7 million and decreases in accounts payable of $11.3 million and income taxes payable of $0.9 million. The Company’s inventories increased 9.5% from $197.7 million at December 31, 2013, to $216.5 million at December 31, 2014, primarily due to increases in raw materials and increases in in-process and finished goods. The balance of the cash provided resulted from changes in other asset and liability accounts, none of which was individually material.

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

The Company’s investing activities used $23.5 million, $17.3 million and $77.7 million in net cash in 2014, 2013 and 2012, respectively. Cash paid for capital expenditures increased to $23.7 million in 2014 from $16.8 million in 2013. The Company used $8.5 million in 2014 to invest in software development, $8.7 million to expand or replace manufacturing capacity, primarily in North America, and $2.2 million to install a solar roof system on one of the Company's North American facilities. The balance of the cash used for capital expenditures resulted from numerous purchases, none of which was individually material. The cash paid for capital expenditures was partly offset by proceeds from the sale of assets of $0.7 million. Based on current information and subject to future events and circumstances, the Company’s planned capital expenditures for 2015 total approximately $33.0 million.

In 2013, cash of $17.3 million was used for investing activities, primarily due to $16.8 million of capital expenditures of which $14.1 million was used to expand and increase manufacturing capacity in North America and the balance of the cash was used for numerous purchases, none of which was individually material. The cash paid for capital expenditures was partly offset by proceeds from the sale of assets of $5.3 million and a Keymark-related entity’s repayment of a loan of $0.7 million. Net cash paid for the ShearBrace and Bierbach asset acquisitions totaled $6.5 million. In 2012, cash of $65.1 million was used for the acquisitions of S&P Clever, CarbonWrap and Keymark. Cash paid for capital expenditures was $22.0 million in 2012. The cash paid for capital expenditures was partly offset by proceeds from the sale of assets of $7.6 million and a Keymark-related entity’s repayment of a loan of $1.7 million.

In December 2013, the Company sold for $3.3 million, net of severance costs, its CarbonWrap product line assets, which included intangible assets and goodwill. In September 2013, the Company sold for $1.0 million, net of closing costs, its facilities in Ireland. In the first quarter of 2013, the Company recorded a $1.0 million impairment charge on its Ireland facilities.

The Company’s financing activities used $25.6 million, $13.4 million and $30.5 million in net cash in 2014, 2013 and 2012, respectively. The Company used net cash in its financing activities in 2014 for the payment of cash dividends of $25.9 million, the repurchase of the Company’s stock for $3.0 million and for contingent consideration related to an asset acquisition of $1.3 million. Cash provided was primarily from issuance of the Company’s common stock on exercise of stock options of $4.6 million.

In 2013, the Company used cash for financing activities for the payment of cash dividends of $18.1 million and the repurchase of the Company’s stock for $9.8 million. Cash provided was primarily from issuance of the Company’s common stock on exercise of stock options of $15.1 million. In 2012, the uses of cash for financing activities were for payments of cash dividends of $30.2 million, repayment of line of credit borrowings associated with S&P Clever of $5.7 million, debt issuance fees of $1.4 million related to the Company’s $300.0 million credit agreement and payment of contingent consideration related to the 2011 Fox Industries acquisition of $0.3 million. Cash provided was primarily from issuance of the Company’s common stock of $4.9 million and line of credit borrowings associated with S&P Clever of $2.2 million.

In February 2015, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2015. This replaced the $50.0 million repurchase authorization from February 2014. During 2014, the Company repurchased 0.1 million shares of its common stock, at a total cost of $3.0 million, and during 2013, the Company repurchased 0.3 million shares of its common stock, at a total cost of $9.8 million.

In July 2012, the Company entered into an unsecured credit agreement with a syndicate of banks providing for a 5-year revolving credit facility of $300.0 million, which includes a letter of credit sub-facility of up to $50.0 million. The Company may have the ability to increase the amount available under the credit agreement by an additional $200.0 million, to a maximum of $500.0 million, if existing lenders or new lenders are willing to make additional commitments and if the Company satisfies certain other conditions. On any such increase, the pricing for the facility may be subject to change. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR01screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at December 31, 2014, the LIBOR Rate was 0.16%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company was also required to pay customary fees as specified in a separate fee agreement between the Company and Wells Fargo Bank, National Association, in its capacity as the Agent under the credit agreement.

The proceeds of loans advanced under the credit agreement and letters of credit issued thereunder may be used for working capital and other general corporate needs of the Company, to pay dividends to the Company’s stockholders or to repurchase outstanding securities of the Company as permitted by the credit agreement, and to finance acquisitions by the Company permitted by the credit agreement. No loans or letters of credit are currently outstanding under the credit agreement. The Company and its subsidiaries are required to comply with various affirmative and negative covenants. The covenants include provisions that would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations. As of December 31, 2014, the Company was in compliance with its financial covenants under the credit agreement. The unsecured credit agreement expires in July 2017.

The Company’s contractual obligations, as of December 31, 2014, for future payments are as follows, in thousands:

	Payments Due by Period
	Total all periods	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years

Contractual Obligation
Debt interest obligations	$1,163	$450	$713	$—	$—
Operating lease obligations	19,194	6,658	7,378	3,211	1,947
Purchase obligations	25,673	25,581	62	30	—
Total	$46,030	$32,689	$8,153	$3,241	$1,947

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

At December 31, 2014, the Company reported a gross liability of $1.5 million for uncertain tax positions. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments, if any, in individual years in connection with these liabilities; therefore, such amounts are not included in the above contractual obligation table. See Notes 1 and 9 to the Company’s Consolidated Financial Statements.

Inflation

The Company believes that the effect of inflation on the Company has not been material in recent years, as general inflation rates have remained relatively low. The Company’s main raw material, however, is steel, and increases in steel prices may adversely affect the Company’s gross profit margins if it cannot recover higher costs through price increases.

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

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to the Company’s operations taken as a whole. The translation adjustment resulted in a decrease in accumulated other comprehensive income of $24.9 million for the year ended December 31, 2014, primarily due to the effect of the strengthening of the United States dollar in relation to all foreign currencies during the fourth quarter of 2014.

Item 8. Consolidated Financial Statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Simpson Manufacturing Co., Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Simpson Manufacturing Co., Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 2, 2015

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$260,307	$251,208
Trade accounts receivable, net	92,015	90,017
Inventories	216,545	197,728
Deferred income taxes	14,662	15,611
Other current assets	20,789	16,454
Total current assets	604,318	571,018
Property, plant and equipment, net	207,027	209,533
Goodwill	123,881	129,218
Intangible assets	32,587	41,773
Other noncurrent assets	5,252	4,983
Total assets	$973,065	$956,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and notes payable	$18	$103
Trade accounts payable	22,860	34,933
Accrued liabilities	56,078	51,745
Accrued profit sharing trust contributions	5,384	5,784
Accrued cash profit sharing and commissions	6,039	6,049
Accrued workers’ compensation	4,101	4,591
Total current liabilities	94,480	103,205
Long-term liabilities	15,120	12,041
Total liabilities	109,600	115,246
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, par value $0.01; authorized shares, 5,000; issued and outstanding shares, none	—	—
Common stock, par value $0.01; authorized shares, 160,000; issued and outstanding shares, 48,966 and 48,712 at December 31, 2014 and 2013, respectively	489	486
Additional paid-in capital	220,982	207,418
Retained earnings	649,174	615,289
Accumulated other comprehensive income (loss)	(7,180)	18,086
Total stockholders’ equity	863,465	841,279
Total liabilities and stockholders’ equity	$973,065	$956,525

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Net sales	$752,148	$705,322	$656,231
Cost of sales	410,118	391,791	373,759
Gross profit	342,030	313,531	282,472
Operating expenses:
Research and development and other engineering	39,018	36,843	35,919
Selling	92,031	85,102	82,364
General and administrative	111,500	108,070	99,968
Impairment of goodwill	530	—	2,346
Net loss (gain) on disposal of assets	(325)	2,038	166
	242,754	232,053	220,763
Income from operations	99,276	81,478	61,709
Interest income	901	987	1,005
Interest expense	(855)	(901)	(793)
Income before taxes	99,322	81,564	61,921
Provision for income taxes	35,791	30,593	20,003
Net income	$63,531	$50,971	$41,918
Earnings per common share:
Basic	$1.30	$1.05	$0.87
Diluted	$1.29	$1.05	$0.87
Weighted average number of shares outstanding
Basic	48,977	48,521	48,339
Diluted	49,194	48,673	48,412

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year End December 31,
	2014	2013	2012
Net income	$63,531	$50,971	$41,918
Other comprehensive income:
Translation adjustment, net of tax benefit (expense) of ($63), $29 and $33 for 2014, 2013 and 2012, respectively	(24,896)	5,941	5,559
Unamortized pension adjustments, net of tax benefit (expense) of $67, ($3) and $46 for 2014, 2013 and 2012, respectively	(370)	46	(243)
Comprehensive income	$38,265	$56,958	$47,234

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2012, 2013 and 2014
(In thousands, except per share data)

			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings		Treasury Stock
	Shares	Par Value					Total
Balance, January 1, 2012	48,163	$481	$170,483	$580,616	$6,783	$—	$758,363
Net income	—	—	—	41,918	—	—	41,918
Translation adjustment, net of tax	—	—	—	—	5,559	—	5,559
Pension adjustment net of tax	—	—	—	—	(243)	—	(243)
Options exercised	185	2	4,923	—	—	—	4,925
Stock-based compensation expense	—	—	10,195	—	—	—	10,195
Tax benefit of options exercised	—	—	(233)	—	—	—	(233)
Cash dividends declared on common stock, $0.625 per share	—	—	—	(30,225)	—	—	(30,225)
Shares issued from release of restricted stock units	62	—	(1,109)	—	—	—	(1,109)
Common stock issued at $33.71 per share	12	—	418	—	—	—	418
Balance, December 31, 2012	48,422	483	184,677	592,309	12,099	—	789,568
Net income	—	—	—	50,971	—	—	50,971
Translation adjustment, net of tax	—	—	—	—	5,941	—	5,941
Pension adjustment net of tax	—	—	—	—	46	—	46
Options exercised	512	5	15,052	—	—	—	15,057
Stock-based compensation expense	—	—	12,090	—	—	—	12,090
Tax benefit of options exercised	—	—	(2,645)	—	—	—	(2,645)
Repurchase of common stock	(342)	—	—	—	—	(9,825)	(9,825)
Retirement of common stock		(4)	—	(9,821)		9,825	—
Cash dividends declared on common stock, $0.375 per share	—	—	—	(18,170)	—	—	(18,170)
Shares issued from release of restricted stock units	111	2	(2,074)	—	—	—	(2,072)
Common stock issued at $33.81 per share	9	—	318	—	—	—	318
Balance, December 31, 2013	48,712	486	207,418	615,289	18,086	—	841,279
Net income	—	—	—	63,531	—		63,531
Translation adjustment, net of tax	—	—	—	—	(24,896)	—	(24,896)
Pension adjustment net of tax	—	—	—	—	(370)	—	(370)
Options exercised	161	2	4,580	—	—	—	4,582
Stock-based compensation expense	—	—	12,354	—	—	—	12,354
Tax benefit of options exercised	—	—	(268)	—	—	—	(268)
Repurchase of common stock	(95)	—	—	—	—	(2,981)	(2,981)
Retirement of common stock	—	(1)	—	(2,980)	—	2,981	—
Cash dividends declared on common stock, $0.545 per share	—	—	—	(26,666)	—	—	(26,666)
Shares issued from release of restricted stock units	177	2	(3,504)	—	—	—	(3,502)
Common stock issued at $35.87 per share	11	—	402	—	—	—	402
Balance, December 31, 2014	48,966	$489	$220,982	$649,174	$(7,180)	$—	$863,465

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$63,531	$50,971	$41,918
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of assets	(325)	2,038	166
Depreciation and amortization	27,918	27,518	26,857
Impairment of long-lived assets	—	1,025	803
Impairment of goodwill	530	—	2,346
Gain on contingent consideration adjustment	(545)	—	—
Deferred income taxes	2,181	3,620	189
Noncash compensation related to stock plans	13,190	12,747	10,667
Excess tax benefit of options exercised	(79)	(80)	(110)
Provision for (recovery of) doubtful accounts	151	(48)	355
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Trade accounts receivable	(4,568)	(6,651)	(2,678)
Inventories	(22,428)	8,458	(17,045)
Other current assets	(3,683)	27	3,970
Other noncurrent assets	(600)	237	(244)
Trade accounts payable	(11,266)	(2,708)	12,208
Accrued liabilities	2,270	2,653	(909)
Accrued profit sharing trust contributions	(382)	617	703
Accrued cash profit sharing and commissions	81	2,611	(54)
Other long-term liabilities	2,607	(1,024)	(1,433)
Accrued workers’ compensation	(490)	(100)	(783)
Income taxes payable	(872)	4,595	(8,874)
Net cash provided by operating activities	67,221	106,506	68,052
Cash flows from investing activities
Capital expenditures	(23,715)	(16,804)	(21,961)
Business acquisitions, net of cash acquired	(220)	(6,493)	(65,125)
Loan made to customer	(281)	—	—
Loan repayment by customer	39	—	—
Loan repayments by related parties	—	700	1,698
Proceeds from sale of assets and businesses	672	5,262	7,642
Net cash used in investing activities	(23,505)	(17,335)	(77,746)
Cash flows from financing activities
Line of credit and other borrowings	—	—	2,183
Repayment of line of credit and other borrowings	(77)	(81)	(5,747)
Debt issuance costs	—	—	(1,415)
Contingent consideration of asset acquisitions	(1,293)	(520)	(354)
Repurchase of common stock	(2,981)	(9,825)	—
Issuance of Company’s common stock	4,582	15,057	4,925
Excess tax benefit of options exercised	79	80	110
Dividends paid	(25,918)	(18,130)	(30,193)
Net cash used in financing activities	(25,608)	(13,419)	(30,491)
Effect of exchange rate changes on cash	(9,009)	(97)	1,921
Net increase (decrease) in cash and cash equivalents	9,099	75,655	(38,264)
Cash and cash equivalents at beginning of year	251,208	175,553	213,817
Cash and cash equivalents at end of year	$260,307	$251,208	$175,553
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
Interest	$117	$30	$350
Income taxes	34,977	23,624	31,391
Noncash activity during the year for
Capital expenditures	$1,031	$1,082	$974
Asset acquisition	—	806	786
Stock-based compensation	402	318	418
Dividends declared but not paid	6,843	6,095	6,053
Contribution in excess of pension benefit cost	39	55	57

The accompanying notes are an integral part of these consolidated financial statements

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

Revisions

The Company revised its December 31, 2013, Consolidated Balance Sheet to classify $2.9 million of deferred income tax assets as deferred income taxes (current assets) that had erroneously been classified as long-term liabilities. This revision was not considered material to the affected period.

Out-of-Period Adjustment

In the first quarter of 2014, the Company recorded an out-of-period adjustment, which increased gross profit, income from operations and net income in total by $2.3 million, $2.0 million and $1.3 million, respectively. The adjustment resulted from an over-statement of prior periods' workers compensation expense, net of cash profit sharing expense, and was not material to the current period's or any prior period's financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries. Investments in 50% or less owned entities are accounted for using either cost or the equity method. The Company consolidates all variable interest entities (VIEs) where it is the primary beneficiary. There were no VIEs as of December 31, 2014 or 2013. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Warranties and recalls

The Company provides product warranties for specific product lines and records estimated recall expenses in the period in which the recall occurs, none of which has been material to the Consolidated Financial Statements. In a limited number of circumstances, the Company may also agree to indemnify customers against legal claims made against those customers by the end users of the Company’s products. Historically, payments made by the Company, if any, under such agreements have not had a material effect on the Company’s consolidated results of operations, cash flows or financial position

Fair Value of Financial Instruments

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

As of December 31, 2014, the Company’s investments consisted of only United States Treasury securities and money market funds, which are the Company’s primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. The balance of the Company’s primary financial instruments was as follows:

(in thousands)

At December 31,
2014	2013
$99,024	$117,571

The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions is classified as Level 3 within the fair value hierarchy as it is based on unobserved inputs and assumptions. In 2014, the fair value of the contingent consideration related to the acquisition of Bierbach GmbH & Co. KG ("Bierbach"), a Germany company, was decreased from $0.8 million to $0.2 million as a result of not retaining Bierbach's historical customers and increased competition.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Major renewals and betterments are capitalized. Maintenance and repairs are expensed on a current basis. When assets are sold or retired, their costs and accumulated depreciation are removed from the accounts, and the resulting gains or losses are reflected in the Consolidated Statements of Operations.

The “Intangibles—Goodwill and Other” topic of the FASB ASC provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company capitalizes qualified external costs and internal costs related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software costs primarily include purchased software and external consulting fees. Capitalized software projects are amortized over the estimated useful lives of the software.

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

Product and Software Research and Development Costs

Product research and development costs, which are included in operating expenses and are charged against income as incurred, were $11.2 million, $10.7 million and $11.5 million in 2014, 2013, and 2012, respectively. The types of costs included as product research and development expenses are typically related to salaries and benefits, professional fees and supplies. In 2014, 2013 and 2012, the Company incurred software development expenses related to its expansion into the plated truss market and some of the software development costs were capitalized. See Note 5. The Company amortizes acquired patents over their remaining lives and performs periodic reviews for impairment. The cost of internally developed patents is expensed as incurred.

Selling Costs

Selling costs include expenses associated with selling, merchandising and marketing the Company’s products. Major components of these expenses are personnel, sales commissions, facility costs such as rent, depreciation and utilities, professional services, information technology costs, sales promotion, advertising, literature and trade shows.

Advertising Costs

Advertising costs are included in selling expenses, are expensed when the advertising occurs, and were $7.3 million, $7.0 million and $7.2 million in 2014, 2013, and 2012, respectively.

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

Foreign Currency Translation

The local currency is the functional currency of most of the Company’s operations in Europe, Canada, Asia, Australia, New Zealand and South Africa. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the year. The translation adjustment resulting from this process is shown separately as a component of stockholders’ equity. Foreign currency transaction gains or losses are included in general and administrative expenses.

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

In 2012, the Company recorded employee severance obligations of $3.0 million, of which $2.4 million was paid in 2012, and $0.6 million was accrued at December 31, 2012. In the first nine months of 2013, severance payments of $0.3 million were made and severance charges of $0.2 million were reversed due to a court decision requiring the Company to retain an employee until 2014. No additional severance obligations were recorded in 2013. The remaining balance of less than $0.1 million was paid in 2014, and represents the statutory and discretionary amounts due to employees that were involuntarily terminated. The Company did not record an additional severance expense in 2014.

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

Because the CarbonWrap assets constituted an integrated business in the US reporting unit, a portion of the US reporting unit’s goodwill was included in the carrying amount of the asset group disposed. The amount of goodwill from the US reporting unit included in the CarbonWrap asset group was $0.5 million, which was proportionate to the fair value of the CarbonWrap asset group compared to the estimated fair value of the US reporting unit.

The Company continues to invest in related product lines, such as those acquired from Fox Industries, Inc. in 2011 and S&P Clever Reinforcement Company AG and S&P Clever International AG in 2012, both companies incorporated under the laws of Switzerland (collectively, “S&P Clever"). See note 2.

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

The Rights will expire on June 14, 2019, or they may be redeemed by the Company at one cent per Right prior to that date. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company. One million shares of the Company’s preferred stock have been designated Series A Participating preferred stock and reserved for issuance on exercise of the Rights. No event during 2014 made the Rights exercisable.

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

The following shows a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

(in thousands, except per-share amounts)

	Year Ended December 31,
	2014	2013	2012
Net income available to common stockholders	$63,531	$50,971	$41,918
Basic weighted average shares outstanding	48,977	48,521	48,339
Dilutive effect of potential common stock equivalents — stock options	217	152	73
Diluted weighted average shares outstanding	49,194	48,673	48,412
Net earnings per share:
Basic	$1.30	$1.05	$0.87
Diluted	$1.29	$1.05	$0.87
Potentially dilutive securities excluded from earnings per diluted share because their
effect is anti-dilutive	—	—	1,700

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

Comprehensive Income (Loss)

Comprehensive income is defined as net income plus other comprehensive income. Other comprehensive income consists of changes in cumulative translation adjustments and changes in unamortized pension adjustments recorded directly in accumulated other comprehensive income within stockholders’ equity. The following shows the components of accumulated other comprehensive income as of December 31, 2014 and 2013:

(in thousands)

	Foreign Currency Translation	Pension Benefit	Total

Balance, January 1, 2012	$6,783	$—	$6,783
Other comprehensive income net of tax of $33 and $46, respectively	5,559	(243)	5,316
Balance, December 31, 2012	12,342	(243)	12,099
Other comprehensive income before reclassification net of tax benefit (expense) of $29 and ($3), respectively	3,147	46	3,193
Amounts reclassified from accumulative other comprehensive income, net of $0 tax	2,794		2,794
Balance, December 31, 2013	18,283	(197)	18,086
Other comprehensive loss net of tax benefit (expense) of ($63) and $67, respectively	(24,896)	(370)	(25,266)
Balance, December 31, 2014	$(6,613)	$(567)	$(7,180)

The 2013 translation adjustments activity included the realization of $2.8 million in cumulative currency translation adjustments related to the liquidation of the Irish subsidiary as a net loss on disposal of assets in the Consolidated Statements of Operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in United States Treasury securities, money market funds and trade accounts receivable. The Company maintains its cash in demand deposit and money market accounts held primarily at fifteen banks.

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

The following table shows the Company’s stock-based compensation activity for the years ended December 31, 2014, 2013, and 2012:

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Stock-based compensation expense recognized in operating expenses	$12,299	$12,053	$10,205
Tax benefit of stock-based compensation expense in provision for income taxes	4,384	4,225	3,610
Stock-based compensation expense, net of tax	$7,915	$7,828	$6,595
Fair value of shares vested	$12,354	$12,090	$10,195
Proceeds to the Company from the exercise of stock-based compensation	$4,582	$15,057	$4,925
Tax benefit from exercise of stock-based compensation, including shortfall tax benefits	$(268)	$(2,645)	$(233)

(in thousands)

	At December 31,
	2014	2013	2012
Stock-based compensation cost capitalized in inventory	$559	$463	$417

The stock-based compensation expense included in cost of sales, research and development and engineering expense, selling expense, or general and administrative expense depends on the job functions performed by the employees to whom the stock options were granted, or the restricted stock units were awarded.

The assumptions used to calculate the fair value of options or restricted stock units are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. See note 12.

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

The reporting unit level is generally one level below the operating segment and is at the country level except for the United States, Denmark, Australia, and S&P Clever reporting units.

The Company has determined that the United States reporting unit includes four components: Northwest United States, Southwest United States, Northeast United States and Southeast United States (collectively, the “U.S. Components”). The Company aggregates the U.S. Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the U.S. Components working in concert. The U.S. Components are economically similar because of a number of factors, including, selling similar products to shared customers and sharing assets and services such as intellectual property, manufacturing assets for certain products, research and development projects, manufacturing processes, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the U.S. Components level and costs are allocated among the four U.S. Components.

The Company determined that the Australia reporting unit includes three components: Australia, New Zealand and South Africa (collectively, the “AU Components”). The Company aggregates the AU Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the AU Components working in concert. The AU Components are economically similar because of a number of factors, including that New Zealand and South

Africa operate as extensions of their Australian parent company selling similar products and sharing assets and services such as intellectual property, manufacturing assets for certain products, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the AU Components level and costs are allocated among the AU Components.

The Company has determined that the S&P Clever reporting unit includes eight components: S&P Switzerland, S&P Poland, S&P Austria, S&P The Netherlands, S&P Portugal, S&P Germany, S&P France and S&P Nordic (collectively, the "S&P Components”). The Company aggregates the S&P Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the S&P Components working in concert. The S&P Components are economically similar because of a number of factors, including sharing assets and services such as intellectual property, manufacturing assets for certain products, research and development projects, manufacturing processes, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the S&P Components level and costs are allocated among the S&P Components.

The Company determined that the Denmark reporting unit includes two components: Denmark and Poland (collectively, the “DK Components”). The Company aggregates the DK Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the DK Components working in concert. The DK Components are economically similar because of a number of factors, including that Poland sells similar products and shares assets, such as intellectual property, manufacturing assets for certain products and management of inventory excesses and shortages.

For certain reporting units, the Company may first assess qualitative factors related to the goodwill of the reporting unit to determine whether it is necessary to perform a two-step impairment test. If the Company judges that it is more likely than not that the fair value of the reporting unit is greater than the carrying amount of the reporting unit, including goodwill, no further testing is required. If the Company judges that it is more likely than not that the fair value of the reporting unit is less than the carrying amount of the reporting unit, including goodwill, the Company will perform a two-step impairment test on goodwill. In the first step ("Step 1"), the Company compares the fair value of the reporting unit to its carrying value. The fair value calculation uses a discounted cash flow model and may be supplemented by market approaches if information is readily available. If the Company judges that the carrying value of the net assets assigned to the reporting unit, including goodwill, exceeds the fair value of the reporting unit, a second step of the impairment test must be performed to determine the implied fair value of the reporting unit’s goodwill. If the Company judges that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company would record an impairment charge equal to the difference between the implied fair value of the goodwill and the carrying value.

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

Assumptions about a reporting unit’s operating performance in the first year of the discounted cash flow model used to determine whether or not the goodwill related to that reporting unit is impaired are derived from the Company’s budget. The fair value model considers such factors as macro-economic conditions, revenue and expense forecasts, product line changes, material, labor and overhead costs, tax rates, working capital levels and competitive environment. Future estimates, however derived, are inherently uncertain but the Company believes that this is the most appropriate source on which to base its fair value calculation.

The Company uses these parameters only to provide a basis for the determination of whether or not the goodwill related to a reporting unit is impaired. No inference whatsoever should be drawn from these parameters about the Company’s future financial performance and they should not be taken as projections or guidance of any kind.

The impairment charge taken in the third quarter of 2014 was associated with assets in the Germany reporting unit acquired from Bierbach in 2013. See note 2. The factors that led to the third quarter impairment were a failure to retain Bierbach's historical customers and increased competition factors, which led to the reduction in the contingent consideration liability related to the Bierbach acquisition, and resulted in management performing an impairment test to evaluate the recoverability of the Germany reporting unit's goodwill. The test resulted in the impairment of all of the reporting unit’s goodwill in the amount of $0.5 million. In connection with the impairment of the goodwill, the Company also reviewed associated long-lived assets in Germany, such as property and equipment and intangible assets, for recoverability by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. No impairment of long-lived assets was required as a result of that review during the third quarter of 2014.

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

The Company’s S&P Clever reporting unit passed Step 1 of the annual 2014 impairment test by an 8% margin indicating an estimated value greater than its net book value. The S&P Clever reporting unit is sensitive to management’s plans for increasing sales, margins and cash flows by, among other things, expanding its sales into France, Denmark, Sweden and eventually other European countries and selling into the Company’s Asia/Pacific segment, as well as the release of new products. The S&P Clever reporting unit’s failure to meet management’s objectives could result in future impairment of some or all of the S&P Clever reporting unit’s goodwill, which was $17.5 million at December 31, 2014.

Key assumptions used in Step 1 of the Company’s annual goodwill impairment test included compound annual growth rates (“CAGR”) and average annual pre-tax operating margins during the forecast period, and discount rates. A sensitivity assessment for the key assumptions included in the S&P Clever reporting unit annual goodwill impairment test is as follows:

•
A 68 basis point hypothetical change in the discount rate, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value, and thus it would not result in the reporting unit failing Step 1 of the goodwill impairment test.

•	A 20 basis point hypothetical decrease in the CAGR, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value.

•
A 9% hypothetical annual average percentage decrease in average annual pre-tax operating profit, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value.

The changes in the carrying amount of goodwill, by segment, as of December 31, 2013 and 2014, were as follows:

(in thousands)

	North America	Europe	Asia Pacific	Total
Balance as of January 1, 2013:
Goodwill	$89,405	$54,147	$1,979	$145,531
Accumulated impairment losses	(10,666)	(12,884)	—	(23,550)
	78,739	41,263	1,979	121,981
Goodwill acquired	918	674	—	1,592
Goodwill disposed	(480)	—	—	(480)
Foreign exchange	(248)	1,393	(273)	872
Reclassifications (1)	5,893	(640)	—	5,253
Balance as of December 31, 2013:				0
Goodwill	95,488	55,574	1,706	152,768
Accumulated impairment losses	(10,666)	(12,884)		(23,550)
	84,822	42,690	1,706	129,218
Foreign exchange	(296)	(4,293)	(139)	(4,728)
Impairment	—	(530)	—	(530)
Reclassifications (2)	—	(79)	—	(79)
Balance as of December 31, 2014:				0
Goodwill	95,192	51,202	1,567	147,961
Accumulated impairment losses	(10,666)	(13,414)	—	(24,080)
	$84,526	$37,788	$1,567	$123,881

(1)(2) See footnotes following table entitled Indefinite-Lived Intangibles, below.

Amortizable Intangible Assets

The total gross carrying amount and accumulated amortization of intangible assets, most of which are or will be, subject to amortization at December 31, 2014, were $58.9 million and $26.3 million, respectively. The aggregate amount of amortization expense of intangible assets for the years ended December 31, 2014, 2013 and 2012 was $7.2 million, $7.1 million and $7.8 million, respectively.

The changes in the carrying amounts of patents, unpatented technologies, customer relationships and non-compete agreements and other intangible assets subject to amortization as of December 31, 2013, and 2014 were as follows:

(in thousands)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents
Balance at January 1, 2013	$6,684	$(5,377)	$1,307
Amortization	—	(611)	(611)
Foreign exchange	5	—	5
Balance, at December 31, 2013	6,689	(5,988)	701
Amortization	—	(506)	(506)
Removal of fully amortized assets	(4,917)	4,917	—
Foreign exchange	(14)	—	(14)
Balance at December 31, 2014	$1,758	$(1,577)	$181

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unpatented Technology
Balance at January 1, 2013	$5,361	$(2,017)	$3,344
Disposals	(1,530)	158	(1,372)
Amortization	—	(3,398)	(3,398)
Reclassifications (3)	14,347	—	14,347
Foreign exchange	799	—	799
Balance, at December 31, 2013	18,977	(5,257)	13,720
Amortization	—	(2,408)	(2,408)
Reclassifications (4)	5,299	$—	5,299
Foreign exchange	(1,479)		(1,479)
Balance at December 31, 2014	$22,797	$(7,665)	$15,132

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Compete Agreements, Trademarks and Other

Balance at January 1, 2013	$36,951	(3,002)	33,949
Acquisition	4,130	—	4,130
Disposal	(200)	74	(126)
Amortization	—	(636)	(636)
Foreign exchange	(728)	—	(728)
Reclassifications (1)(3)(5)(6)	(26,588)	—	(26,588)
Removal of fully amortized assets	(10)	10	—
Balance, at December 31, 2013	13,555	(3,554)	10,001
Acquisition	100	—	100
Amortization	—	(2,020)	(2,020)
Foreign exchange	(62)	—	(62)
Reclassifications (2)(4)	(2,554)	—	(2,554)
Removal of fully amortized asset	(200)	200	—
Balance at December 31, 2014	$10,839	$(5,374)	$5,465

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships
Balance at January 1, 2013	$20,697	(8,699)	11,998
Amortization	—	(2,465)	(2,465)
Foreign exchange	229	—	229
Reclassifications (5)	1,923	—	1,923
Balance, at December 31, 2013	22,849	(11,164)	11,685
Amortization	—	(2,225)	(2,225)
Removal of fully amortized assets	(1,718)	1,718	—
Reclassifications (2)(6)	658	—	658
Foreign exchange	(443)	—	(443)
Balance at December 31, 2014	$21,346	$(11,671)	$9,675

(1)(2)(3)(4)(5)(6) See footnotes following table entitled Indefinite-Lived Intangibles, below.

At December 31, 2014, estimated future amortization of intangible assets was as follows:

(in thousands)

2015	$6,090
2016	5,848
2017	4,105
2018	3,136
2019	3,107
Thereafter	8,167
$30,453

Indefinite-Lived Intangible Assets

As of December 31, 2014, an IPR&D asset of $1.5 million requires further field testing and the Company anticipates substantial completion in 2015. The Company’s asset impairment assessment of the one IPR&D assets did not result in impairment in 2014.

The changes in the carrying amounts of indefinite-lived trade name and IPR&D assets not subject to amortization as of December 31, 2013 and 2014, were as follows:

			Net Carrying
Indefinite-Lived Intangibles	Trade Name	IPR&D	Amount
Balance, at December 31, 2012	$—	$—	$—
Reclassifications (6)	$616	$4,742	$5,358
Foreign exchange	$—	$308	$308
Balance, at December 31, 2013	$616	$5,050	$5,666
Reclassifications (4)	—	(3,349)	(3,349)
Foreign exchange	—	(183)	(183)
Balance at December 31, 2014	$616	$1,518	$2,134

(1)      Revisions related to the Keymark acquisition included a $5.9 million increase in goodwill with a corresponding decrease in non-compete agreements, trademarks and other.
(2)         Reclassifications in 2014 of $0.6 million to customer relationships related to finalizing accounting for the Bierbach acquisitions, with a corresponding $0.5 million decrease in non-compete agreements, trademarks and other; and $0.1 million decrease in goodwill.
(3)    Reclassifications in 2013 related to finalizing accounting for acquisitions, including increases of $12.8 million and $1.5 million related to the S&P Clever and CarbonWrap acquisitions, respectively, with a corresponding decrease in non-compete agreements, trademarks and other.

(4)
Reclassification in 2014 of $3.3 million to unpatented technology for substantially completed IPR&D, with a corresponding reduction in indefinite-lived IPR&D and of $2.0 million to unpatented technology related to TJ® ShearBrace (“ShearBrace”), with a corresponding decrease in non-compete agreements, trademarks and other.

(5)     Reclassifications in 2013 related to finalizing accounting for acquisitions, including a $1.9 million increase to customer relations related to the S&P Clever acquisition with a corresponding decrease in non-compete agreements, trademarks and other.
(6)    Reclassifications in 2013 related to finalizing accounting for the S&P Clever acquisition, including increases to IPR&D indefinite-lived assets as well as the reclassification of the Quik-Drive trade name from other non-current assets.

Amortizable and indefinite-lived assets, net, by segment were as follows:

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Total Intangible Assets
North America	$34,520	$(15,909)	$18,611
Europe	33,217	(10,055)	23,162
Total	$67,737	$(25,964)	$41,773

	At December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Total Intangible Assets
North America	$29,455	$(14,719)	$14,736
Europe	29,419	(11,568)	17,851
Total	$58,874	$(26,287)	$32,587

Recently Issued Accounting Standards

In April 2014, FASB issued Accounting Standards Codification ("ASC") Update No. 2014-08 (Topic 205 and Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASC Update No. 2014-08"). ASC Update No. 2014-08 modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. ASC Update No. 2014-08 also requires additional financial statement disclosures about discontinued operations, as well as disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. ASC Update No. 2014-08 is effective prospectively for years beginning on or after December 15, 2014. The Company expects that the adoption of ASC Update No. 2014-08 will not materially affect its financial position or results of operations.

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

In January 2015, the FASB issued ASC Update No. 2015-01, Income Statement-Extraordinary and Unusual Items ("ASC Update No. 2015-01"). ASC Update No. 2015-01 eliminates the concept of extraordinary items found in Subtopic 225-20, which required that an entity separately classify, present and disclose extraordinary events and transaction when the event or activity met both criteria of being unusual in nature and infrequent in occurrence. Although the concept of extraordinary items will be eliminated, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The standard is effective for annual and interim periods within those annual years beginning after December 15, 2015. The Company expects that the adoption of ASC Update No. 2015-01 will not materially affect its financial position or results of operations.

2.                                                   Acquisitions

In January 2012, the Company purchased all of the shares of S&P Clever, for $58.1 million, subject to post-closing adjustments. S&P Clever manufactures and sells engineered materials to repair, strengthen and restore concrete, masonry and asphalt and has operations in Switzerland, Germany, Portugal, Poland, The Netherlands and Austria. Payments under the purchase agreement included cash payments of $57.5 million and contingent consideration of $0.6 million payable over a three-year period if sales goals are met. As a result of the acquisition, the Company has increased its presence in the infrastructure, commercial and industrial construction markets in Europe. The Company’s measurement of assets acquired and liabilities assumed included cash and cash equivalents of $6.8 million, other current assets of $10.8 million, non-current assets of $53.4 million, current liabilities of $12.6 million and non-current liabilities of $0.2 million. Included in non-current assets was goodwill of $19.3 million, which was assigned to the Europe segment and is not deductible for tax purposes, intangible assets of $20.5 million, the amortization of which is not deductible for tax purposes, and long-lived intangibles of $4.8 million related to IPR&D assets, which will be amortized when the Company markets the product for sale. The IPR&D assets at the time of acquisition were entering a field testing phase and were focused on new forms of strengthening structures. The weighted-average amortization period for the intangible assets is 9.8 years.

In March 2012, the Company purchased substantially all of the assets of CarbonWrap Solutions, L.L.C. (“CarbonWrap”) for $5.5 million, subject to post-closing adjustments. CarbonWrap develops fiber-reinforced polymer products primarily for infrastructure and transportation projects. Payments under the purchase agreement totaled $5.3 million in cash and contingent consideration of $0.2 million paid on resolution of specified post-closing contingencies to the principal officer of CarbonWrap, who, on closing, was employed by the Company. The Company’s measurement included goodwill of $3.5 million, which was assigned to the North American segment and is deductible for tax purposes, and intangible assets of $1.7 million, which is subject to tax-deductible amortization. Net tangible assets consisting of accounts receivable, inventory, equipment and prepaid expenses accounted for the balance of the purchase price. In December 2013, the Company sold the CarbonWrap product line for $3.8 million and realized a gain of $1.4 million. See note 1 - Sale of Product Line.

In December 2012, the Company completed a transaction with Keymark Enterprises LLC (“Keymark”). In 2011, the Company had purchased various software assets from Keymark and had engaged Keymark to perform certain software development for the Company, for which the Company had agreed to compensate Keymark at rates equal to a multiple of Keymark’s costs. In the transaction, the Company paid Keymark $9.1 million, hired thirty-nine Keymark employees to perform the development work that Keymark had previously been engaged to perform and purchased from Keymark various assets needed for that work. This transaction also included termination of the 2011 software development agreement and the Company is now entitled to certain software license revenue that was previously received by Keymark. The Company’s measurement of the assets acquired included goodwill of $5.9 million, which was assigned to the North American segment and is deductible for tax purposes, and intangibles of $3.0 million, which is subject to tax-deductible amortization. Equipment and prepaid expenses accounted for the balance of the purchase. The weighted-average amortization period for the intangible assets is 4.9 years.

In February 2013, the Company purchased certain assets relating to the ShearBrace product line of Weyerhaeuser NR Company (“Weyerhaeuser”), a Washington corporation, for $5.3 million in cash. The ShearBrace is a line of pre-fabricated shearwalls that complement the Company’s Strong-Wall shearwall, and is sold throughout North America. The Company’s measurement of assets acquired included goodwill of $2.6 million, which was assigned to the North American segment, and intangible assets of $1.9 million, both of which are subject to tax-deductible amortization. Net tangible assets consisting of inventory and equipment accounted for the balance of the purchase price. The weighted-average amortization period for the intangible assets is 13.4 years.

In November 2013, the Company purchased certain assets related to a connector product line from Bierbach GmbH & Co. KG (“Bierbach”), a Germany corporation, for $1.2 million in cash and a contingent liability of $0.8 million. Bierbach manufactured and sold a line of connectors, primarily in Germany. The Company’s measurement of assets acquired included goodwill of $0.5 million, which was assigned to the Europe segment, and intangible assets of $0.6 million, both of which are subject to tax-deductible amortization. Net tangible assets consisting of inventory and tool and dies accounted for the balance of the purchase price. At the end of 2014, the Company reduced the fair value of the contingent consideration liability from $0.8 million to $0.2 million due to a failure to retain Bierbach's historical customers and increased competition, which resulted in a $0.5 million gain that was reported in general and administrative expenses in the Consolidated Statements of Operations. The goodwill associated with Bierbach was fully impaired during 2014. (See Note 1 "Operations and Summary of Significant Accounting Policies - Goodwill Impairment Testing"). The weighted-average amortization period for the intangible assets is 9.7 years.

Under the business combinations topic of the FASB ASC, the Company accounted for these acquisitions as business combinations and ascribed acquisition-date fair values to the acquired assets and assumed liabilities. Fair value of intangible assets was based on Level 3 inputs.

The results of operations of the businesses acquired in 2013 are included in the Company’s consolidated results of operations since the date of the acquisition. Results of operations of acquired businesses for 2013 and for periods prior to 2013 were not material to the Company on an individual or aggregate basis, and accordingly, pro forma results of operations have not been presented.

3.                                                   Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

(in thousands)

	December 31,
	2014	2013
Trade accounts receivable	$95,033	$92,413
Allowance for doubtful accounts	(929)	(945)
Allowance for sales discounts	(2,089)	(1,451)
	$92,015	$90,017

The Company sells products on credit and generally does not require collateral.

4.                                                   Inventories

The components of inventories consisted of the following:

(in thousands)

	December 31,
	2014	2013
Raw materials	$97,732	$81,338
In-process products	19,496	18,475
Finished products	99,317	97,915
	$216,545	$197,728
5.                                      Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

(in thousands)

	December 31,
	2014	2013
Land	$29,390	$29,347
Buildings and site improvements	175,058	178,391
Leasehold improvements	5,602	5,213
Machinery and equipment	228,440	225,831
	438,490	438,782
Less accumulated depreciation and amortization	(245,383)	(235,535)
	193,107	203,247
Capital projects in progress	13,920	6,286
	$207,027	$209,533

Included in property, plant and equipment at December 31, 2014 and 2013, are fully depreciated assets with an original cost of $161.1 million and $147.9 million, respectively. These fully depreciated assets are still in use in the Company’s operations. Included in machinery and equipment at December 31, 2014 and 2013, are capitalized software development costs of $1.8 million and $1.6 million, respectively, and included in capital projects in progress at December 31, 2014 and 2013, are software in development costs of $8.3 million and $0.1 million, respectively.

Depreciation expense for the years ended December 31, 2014, 2013 and 2012, was $20.4 million, $20.1 million and $19.0 million, respectively.

6.                                      Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)

	December 31,
`	2014	2013
Sales incentive and advertising accruals	$22,788	$22,195
Dividend payable	6,843	6,095
Labor related liabilities	6,598	9,129
Vacation liability	6,568	6,584
Other	13,281	7,742
	$56,078	$51,745

7.                                      Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at December 31, 2014 was $304.3 million, including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300.0 million in available credit. This credit facility will expire in July 2017. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR1screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at December 31, 2014, the LIBOR Rate was 0.16%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company was also required to pay customary fees as specified in a separate fee agreement between the Company and Wells Fargo Bank, National Association, in its capacity as the Agent under the credit agreement.

The Company’s borrowing capacity under other revolving credit lines and a term note totaled $4.3 million at December 31, 2014. The other revolving credit lines and term note charge interest ranging from 0.88% to 7.25% and have maturity dates from March 2015 to December 2015. The Company had $0.0 million and $0.1 million outstanding at December 31, 2014 and 2013, respectively.

The Company and its subsidiaries are required to comply with various affirmative and negative covenants. The covenants include provisions that would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations. The Company was in compliance with its financial covenants under the loan agreement as of December 31, 2014.

The Company incurs interest costs, which include interest, maintenance fees and bank charges. The amount of costs incurred, capitalized, and expensed for the years ended December 31, 2014, 2013 and 2012, consisted of the following:

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Interest costs incurred	$953	$1,019	$909
Less: Interest capitalized	(98)	(118)	(116)
Interest expense	$855	$901	$793

8.                                      Commitments and Contingencies

Leases

Certain properties occupied by the Company are leased. The leases expire at various dates through 2022 and generally require the Company to assume the obligations for insurance, property taxes and maintenance of the facilities.

Rental expense for 2014, 2013 and 2012 with respect to all leased property was approximately $6.9 million, $6.9 million and $6.9 million, respectively.

At December 31, 2014, minimum rental commitments under all non-cancelable leases were as follows:

(in thousands)

2015	$6,658
2016	4,668
2017	2,710
2018	2,218
2019	993
Thereafter	1,947
Total	$19,194

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

At December 31, 2014, other contractual obligations were as follows:

(in thousands)

	Purchase Obligations	Debt Interest Obligations	Total
2015	$25,581	$450	$26,031
2016	31	450	481
2017	31	263	294
2018	30	—	30
2019	—	—	—
Thereafter	—	—	—
	$25,673	$1,163	$26,836

Employee Relations

Approximately 14% of the Company’s employees are represented by labor unions and are covered by collective bargaining agreements. Simpson Strong-Tie’s facility in San Bernardino County, California, has two of SST’s collective bargaining agreements, one with tool and die craftsmen and maintenance workers, and the other with sheetmetal workers. These two contracts expire in February 2017 and June 2018, respectively. Simpson Strong-Tie’s facility in Stockton, California, is also a union facility with two collective bargaining agreements, which also cover tool and die craftsmen and maintenance workers and sheetmetal workers. These two contracts will expire June and September 2015, respectively. Negotiations to extend both union labor contracts have not begun. The Company believes that the negotiations to extend these two contracts are not likely to have a material adverse effect on the Company’s ability to provide products to its customers or on the Company’s profitability, even if new agreements are not reached before the existing agreements expire.

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

Pending Claims

Four lawsuits (the “Cases”) have been filed against the Company in the Hawaii First Circuit Court: Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4”).  Case 1 was filed on November 18, 2009.  Cases 2 and 3 were originally filed on June 30, 2009.  Case 4 was filed on August 19, 2009.  The Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage.  Case 1 is a putative class action brought by the owners of allegedly affected Ocean Pointe houses.  Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new representative plaintiff.  Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments.  Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products.  Case 4 is a putative class action brought, like Case 1, by owners of allegedly affected Ocean Pointe homes.  In Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are actually the fault of the Company. Similarly, Haseko’s sub-contractors on the Ocean Pointe development brought cross-claims against the Company seeking indemnity and contribution for any amounts for which they may ultimately be found liable. None of the Cases alleges a specific amount of damages sought, although each of the Cases seeks compensatory damages, and Case 1 seeks punitive damages.  Cases 1 and 4 have been consolidated.  In December 2012, the Court granted the Company summary judgment on the claims asserted by the plaintiff homeowners in Cases 1 and 4, and on the third party complaint and cross-claims asserted by Haseko and the sub-contractors, respectively, in Case 4. In April 2013, the Court granted Haseko and the sub-contractors’ motion for leave to amend their cross-claims to allege a claim for negligent misrepresentation. The Company continues to investigate the facts underlying the claims asserted in the Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed.  At this time, the likelihood that the Company will be found liable under any legal theory and the extent of such liability, if any, are unknown.  Management believes the Cases may not be resolved for an extended period should the written agreement reached to settle the Cases and other related legal proceedings (the “Settlement”) (discussed below) not receive final approval by the Court and become effective as defined therein, in accordance with its terms. The Company is defending itself vigorously in connection with the Cases.

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

Through mediation, the parties entered into the Settlement to resolve all of these legal proceedings, including Cases 1, 2, 3 and 4; the National Union action; the Fireman’s Fund action; and the San Francisco coverage action. All parties to the Cases have executed the Settlement and the Court has given its preliminary approval. If the Court gives final approval to the Settlement, and if the conditions are satisfied such that the Settlement becomes Effective as defined therein, the Company will incur no uninsured liability in any of these legal proceedings. The Company cannot predict when, if ever, the Settlement will be approved and its conditions satisfied such that it becomes Effective, and an unfavorable outcome could result in liability that substantially exceeds the amount of the Settlement. It is not possible to reasonably estimate the amount or range of any such possible excess.

Nishimura v. Gentry Homes, Ltd; Simpson Manufacturing Co., Inc.; and Simpson Strong-Tie Company, Inc., Civil no. 11-1-1522-7, was filed in the Circuit Court of the First Circuit of Hawaii on July 20, 2011.  The Nishimura case alleges premature corrosion of the Company’s strap tie holdown products in a housing development at Ewa Beach in Honolulu, Hawaii.  In February 2012, the Court dismissed three of the five claims the plaintiffs had asserted against the Company.  In December 2013, the Court granted the Company’s motion for summary judgment on the remaining claims.  Currently, the case is closed, though it remains subject to appeal.

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

9.                                            Income Taxes

The provision for income taxes from operations consisted of the following:

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Current
Federal	$25,178	$19,804	$13,163
State	4,391	3,243	2,732
Foreign	4,041	3,926	3,920
Deferred
Federal	2,264	3,646	(544)
State	142	404	(98)
Foreign	(225)	(430)	830
	$35,791	$30,593	$20,003

Income and loss from operations before income taxes for the years ended December 31, 2014, 2013, and 2012, consisted of the following:

 (in thousands)

	Years Ended December 31,
	2014	2013	2012
Domestic	$90,142	$74,912	$65,705
Foreign	9,180	6,652	(3,784)
	$99,322	$81,564	$61,921

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes for its operations were as follows:

 (in thousands)

	Years Ended December 31,
	2014	2013	2012
Federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.0%	3.0%	2.9%
Tax benefit of domestic manufacturing deduction	(2.4)%	(2.2)%	(2.1)%
Change in valuation allowance	1.5%	1.3%	6.0%
Difference between United States statutory and foreign local tax rates	(0.4)%	0.1%	2.6%
Change in uncertain tax position	(0.8)%	(0.4)%	(0.3)%
Worthless stock deduction on Irish subsidiary	—%	—%	(15.4)%
Non-deductible goodwill write-off	—%	—%	1.1%
Non-deductible professional fee	—%	—%	1.3%
Other	0.1%	0.7%	1.2%
Effective income tax rate	36.0%	37.5%	32.3%

In 2012, the Company recorded a worthless stock deduction for its investment in the Company’s wholly-owned Irish subsidiary. The deduction resulted in approximately $9.9 million tax benefit on the Company’s U.S. tax returns.

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 2014 and 2013, were as follows:

(in thousands)

	December 31,
	2014	2013
Current deferred tax assets (liabilities)
State tax	$1,685	$1,415
Workers’ compensation	1,586	1,780
Health claims	651	601
Vacation liability	1,211	1,219
Allowance for doubtful accounts	156	181
Inventories	5,685	6,691
Sales incentive and advertising allowances	757	516
Stock-based compensation	3,197	2,913
Unrealized foreign exchange gain or loss	102	124
Other, net	(368)	171
	$14,662	$15,611
Long-term deferred tax assets (liabilities)
Depreciation	$(3,913)	$(2,671)
Goodwill and other intangibles amortization	(10,512)	(9,781)
Stock-based compensation	3,315	3,191
Accrued pension liabilities	1,276	—
Uncertain tax positions’ unrecognized tax benefits	623	1,532
Non-United States tax loss carry forward	6,506	5,472
Tax effect on cumulative translation adjustment	(789)	(729)
Other	796	940
	(2,698)	(2,046)
Less valuation allowances	(6,754)	(5,546)
	$(9,452)	$(7,592)

The total deferred tax assets for the years ended December 31, 2014 and 2013, were $22.0 million and $22.0 million, respectively. The total deferred tax liabilities for the years ended December 31, 2014 and 2013, were $16.8 million and $14.1 million, respectively.

At December 31, 2014, the Company had $28.0 million of pre-tax loss carryforwards in various non-United States taxing jurisdictions, which excludes approximately $11.8 million that was generated by the Company’s now inactive wholly owned Irish subsidiary. Tax loss carryforwards of $0.4 million, $0.8 million, $1.7 million, $1.6 million and $2.4 million will expire in 2015, 2016, 2017, 2018 and 2019, respectively, if not used. The remaining tax losses can be carried forward indefinitely.

At December 31, 2014, and 2013, the Company had deferred tax valuation allowances of $6.8 million and $5.5 million, respectively. The valuation allowance increased $1.3 million and decreased $4.2 million for the years ended December 31, 2014 and 2013, respectively. The decrease in valuation allowance from December 31, 2012, is mainly attributable to the removal of the deferred tax asset generated by the Company’s wholly owned Irish subsidiary.

The Company does not provide for federal income taxes on the undistributed earnings of its international subsidiaries because such earnings are reinvested and, in the Company’s opinion, will continue to be reinvested indefinitely. At December 31, 2014, 2013 and 2012, the Company had not provided for federal income taxes on undistributed earnings of $45.6 million, $34.8 million and $29.0 million, respectively, from its international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both United States income taxes and withholding taxes in various international jurisdictions. These taxes may be partially offset by United States foreign tax credits. Determination of the related amount of unrecognized deferred United States income taxes is not practicable because of the complexities associated with this hypothetical calculation. United States federal income taxes are provided on the earnings of the Company’s foreign branches, which are included in the United States federal income tax return.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits in 2014, 2013 and 2012 was as follows, including foreign translation amounts:

(in thousands)

	2014	2013	2012
Balance at January 1	$3,456	$3,843	$4,683
Additions based on tax positions related to prior years	7	297	527
Reductions based on tax positions related to prior years	(1,146)	(494)	(1,163)
Additions for tax positions of the current year	165	837	933
Settlements	(680)	(435)	(486)
Lapse of statute of limitations	(495)	(592)	(651)
Balance at December 31	$1,307	$3,456	$3,843

Included in the balance of unrecognized tax benefits at December 31, 2014, 2013 and 2012, are tax positions of $0.0 million, $0.7 million and $0.9 million, respectively, which, if recognized, would reduce the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of the Company’s historical accounting policy. During the years ended December 31, 2014, 2013 and 2012, accrued interest decreased by $0.2 million, $0.3 million and $0.4 million, respectively, as a result of the reversal of accrued interest associated with the lapses of statutes of limitations. At December 31, 2014, 2013 and 2012, the Company had accrued $0.2 million, $0.4 million and $0.7 million, respectively, for the potential payment of interest, before income tax benefits.

At December 31, 2014, the Company remained subject to United States federal income tax examinations for the tax years 2011 through 2014. In addition, the Company remained subject to state, local and foreign income tax examinations primarily for the tax years 2009 through 2014.

10.                               Retirement Plans

The Company has six defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. Two of the plans, covering United States employees, provide for annual contributions in amounts that the Board may authorize, subject to certain limitations, but in no event more than the amounts permitted under the Internal Revenue Code as deductible expense. The other four plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2014, 2013 and 2012, was $8.0 million, $8.2 million and $7.7 million, respectively.

The Company also contributes to various industry-wide, union-sponsored pension funds for hourly employees who are union members and a statutorily required pension fund for employees in Switzerland. Payments to these funds aggregated $2.3 million, $2.2 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Due to the amount and duration of payments, the Company was required to calculate and record a pension expense and liability based on the annual payments in perpetuity. The liability is included within long-term liabilities in the Company's Consolidated Balance Sheet. The Company discounted the payment estimate using a discount rate of 4.5%, which approximates the credit-adjusted risk-free rate for the Company at December 31, 2014. The Company recorded a long-term liability of $3.3 million and recorded a corresponding defined-benefit expense in cost of sales. On a quarterly basis, the Company will re-evaluate the number of years that payments are required and the discount rate used to calculate the long-term liability and adjust it as facts and circumstances change. All adjustments to the long-term liability will be charged to cost of sales in the Consolidated Statements of Operations. Because of the funding status of the plan, the annual withdrawal liability payments will be recorded as interest expense on the long-term liability until such time as a finite debt balance is determined.

11.                               Related Party Transactions

The Company paid an airplane charter company standard hourly rates when an airplane was hired for use by Thomas J. Fitzmeyers, its former Chairman and former Chief Executive Officer, who is now the Company's Vice Chairman, for travel between his home and Company offices or by him and other Company employees in travel on business. For the year ended December 31, 2012, the total cost to the Company for this and other airplanes that were used was $0.5 million. Included in this amount for the year ended December 31, 2012, was $20 thousand paid to Mr. Fitzmeyers for compensation. The independent members of the Board unanimously approved this arrangement. The Company computed the compensation cost of the use of airplanes using the Standard Industrial Fare Level (“SIFL”) tables prescribed under applicable Internal Revenue Service regulations. Beginning in 2013, the Company no longer hires an airplane for Mr. Fitzmeyers, but will reimburse him for the cost of his travel based on commercial flight rates to and from its offices or when he travels on Company business.

In March 2013, the Company extended its lease on a property in Addison, Illinois, which is co-owned by Gerald Hagel, a vice president of Simpson Strong-Tie since March 2007. The extension is for an additional five years through 2018. The Company paid $0.3 million in 2013 to lease the property from Mr. Hagel and his wife, Susan Hagel, a former employee of Simpson Strong-Tie.

In December 2009, the Company made a loan of $0.7 million to an entity related to Keymark. The loan bore interest at an annual rate of 5.5%. The $0.7 million loan was repaid in January 2013.

12.                               Stock-Based Compensation Plans

The Company has one stock-based incentive plan, which incorporates and supersedes its two previous plans (see Note 1 — Accounting for Stock-Based Compensation). Participants are generally granted stock-based awards only if the applicable Company-wide or profit-center operating goals, or both, or strategic goals, established by the Compensation and Leadership Development Committee of the Board of Directors at the beginning of the year, are met.

The fair value of each restricted stock unit award is estimated on the date of the award based on the closing market price of the underlying stock on the day preceding the date of the award, excluding the present value of the dividends that the restricted stock units do not participate in. On February 2, 2015, 339,047 restricted stock units were awarded, including 8,550 awarded to the Company’s independent directors, at an estimated value of $32.64 per share, the closing price on January 31, 2015. The restrictions on these awards generally lapse one quarter on each of the date of the award and the first, second and third anniversaries of the date of the award. Restrictions on awards to four executive officers of the Company lapse three quarters on the third anniversary of the date of the award and one quarter on the fourth anniversary of the date of the award.

The following table summarizes the Company’s unvested restricted stock unit activity for the year ended December 31, 2014:

	Shares (in thousands)	Weighted- Average Price	Aggregate Intrinsic Value * (in thousands)
Unvested Restricted Stock Units (RSUs)
Outstanding at January 1, 2014	448	$32.48	$16,447
Awarded	343	30.98
Vested	(284)	32.06
Forfeited	(3)	31.68
Outstanding at December 31, 2014	504	$31.67	$17,423
Outstanding and expected to vest at December 31, 2014	492	$31.68	$15,582
*  The intrinsic value is calculated using the closing price per share of $34.60 as reported by the New York Stock Exchange on December 31, 2014.

The total intrinsic value of restricted stock units vested during the years ended December 31, 2014, 2013 and 2012 was $9.1 million, $5.7 million and $3.1 million respectively, based on the market value on the award date.

No stock options were granted under the 2011 Plan in 2012, 2013 or 2014.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2014:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value* (in thousands)
Non-Qualified Stock Options
Outstanding at January 1, 2014	1,021	$29.35	4.0	$7,404
Exercised	(161)	$28.54
Forfeited	(5)	$32.92
Outstanding at December 31, 2014	855	$29.48	3.1	$4,381
Outstanding and expected to vest at December 31, 2014	847	$29.48	3.1	$4,341
Exercisable at December 31, 2014	756	$29.45	3.0	$3,889
 * The intrinsic value represents the amount by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $34.60 as reported by the New York Stock Exchange on December 31, 2014.

The total intrinsic value of stock options exercised during the three years ended December 31, 2014, 2013 and 2012, was $0.8 million, $2.6 million and $1.1 million, respectively.

A summary of the status of unvested stock options as of December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested Options
Unvested at January 1, 2014	448	$10.31
Vested	(348)	$10.31
Forfeited	(1)	$10.33
Unvested at December 31, 2014	99	$10.33

As of December 31, 2014, total unrecognized compensation cost of $14.8 million was related to unvested stock-based compensation arrangements expected to be awarded under the 2011 Plan and granted under the 1994 Plan. This cost is expected to be recognized over a weighted-average period of 1.8 years. Stock options granted under the 1995 Plan are fully vested and the associated expense was fully recognized as of the date of grant.

The Company also maintains a Stock Bonus Plan whereby it awards shares to employees, who do not otherwise participate in one of the Company’s stock-based incentive plans. The number of shares awarded, as well as the period of service, is determined by the Compensation and Leadership Development Committee of the Board. In 2014, 2013 and 2012, the Company issued, and committed to issue, 16 thousand, 11 thousand and 9 thousand shares, respectively, which resulted in pre-tax compensation charges of $0.6 million, $0.7 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. These employees are also awarded cash bonuses, which are included in these charges, to compensate for their income taxes payable as a result of the stock bonuses. Shares have been issued under this plan in the year following the year in which the employee reached the tenth anniversary of employment with the Company.

13.          Segment Information

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

The following table shows certain measurements used by management to assess the performance of the segments described above as of December 31, 2014, 2013 and 2012, or for the years then ended:

(in thousands)

	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2014
Net sales	$613,843	$123,177	$15,128	$—	$752,148
Sales to other segments *	4,134	1,170	17,933	—	23,237
Income (loss) from operations	94,888	5,005	(1,566)	949	99,276
Depreciation and amortization	18,129	6,755	1,554	1,480	27,918
Impairment of goodwill	—	530	—	—	530
Significant non-cash charges	9,722	1,164	203	2,101	13,190
Provision for (benefit from) income taxes	30,287	2,437	882	2,185	35,791
Capital expenditures and business acquisitions,
net of cash acquired	20,160	2,977	798	—	23,935
Total assets	679,844	180,005	29,552	83,664	973,065

	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2013
Net sales	$572,789	$117,740	$14,793	$—	$705,322
Sales to other segments *	4,735	352	16,334	—	21,421
Income (loss) from operations	84,885	1,258	(2,202)	(2,463)	81,478
Depreciation and amortization	17,707	7,019	1,499	1,293	27,518
Impairment of long-lived asset	—	1,025	—	—	1,025
Significant non-cash charges	8,867	1,561	142	2,177	12,747
Provision for (benefit from) income taxes	26,372	2,906	(101)	1,416	30,593
Capital expenditures and business acquisitions,
net of cash acquired	19,424	2,244	1,620	9	23,297
Total assets	627,196	201,384	31,560	96,385	956,525

	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2012
Net sales	$522,895	$122,493	$10,843	$—	$656,231
Sales to other segments *	5,121	430	15,721	—	21,272
Income (loss) from operations	71,586	(8,095)	(2,799)	1,017	61,709
Depreciation and amortization	16,317	7,744	1,330	1,466	26,857
Impairment of goodwill	—	2,346	—	—	2,346
Impairment of long-lived asset	461	342	—	—	803
Significant non-cash charges	7,369	1,053	194	2,051	10,667
Provision for income taxes	15,037	3,544	323	1,099	20,003
Capital expenditures and business acquisitions,
net of cash acquired	23,014	63,156	916	—	87,086
Total assets	583,501	194,000	30,455	82,366	890,322

 * Sales to other segments are eliminated on consolidation.

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore has been included in the total assets of “Administrative & All Other.” Cash and short-term investment balances in “Administrative & All Other” were $167.4 million, $156.0 million and $91.9 million as of December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the Company had $94.9 million or 36.5% of its cash and cash equivalents held outside the United States in accounts belonging to the Company’s various foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if it were repatriated to the United States. The Company has no plans to repatriate cash and cash equivalents held outside the United States as the Company expects to use such funds for future international growth and acquisitions.

The significant non-cash charges comprise compensation related to the awards under the stock-based incentive plans and the stock bonus plan. The Company’s measure of profit or loss for its reportable segments is income (loss) from operations. The reconciling amounts between consolidated income before tax and consolidated income from operations are net interest income, which is primarily attributed to “Administrative & All Other.”

The following table shows the geographic distribution of the Company’s net sales and long-lived assets as of December 31, 2014, 2013 and 2012, or for the years then ended:

(in thousands)

	2014		2013		2012
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets

United States	$572,112	$158,161	$531,019	$152,644	$478,441	$152,456
Canada	40,996	5,195	41,626	5,763	44,359	6,182
Denmark	15,121	1,518	14,993	1,907	15,096	2,252
United Kingdom	24,893	1,377	21,852	1,249	23,504	1,232
France	37,312	8,145	36,708	9,302	37,826	10,036
Germany	27,202	15,379	26,058	17,446	27,919	17,651
Switzerland	4,960	9,506	5,977	11,649	6,607	11,628
Poland	7,491	1,071	5,982	692	4,847	795
The Netherlands	4,539	30	4,306	63	3,336	92
Portugal	806	472	804	688	1,437	734
Ireland	—	—	31	—	791	2,757
China/Hong Kong	9,646	8,966	9,802	9,499	6,054	9,675
Australia	3,245	267	3,289	356	3,386	441
New Zealand	2,237	82	1,701	125	1,404	154
Other countries	1,588	606	1,174	739	1,224	577
	$752,148	$210,775	$705,322	$212,122	$656,231	$216,662

Net sales and long-lived assets, net of intangible assets, are attributable to the country where the sales or manufacturing operations are located.

The following table show the distribution of the Company’s net sales by product for the years ended December 31, 2014, 2013 and 2012, or for the years then ended:

(in thousands)

0	2014	2013	2012
Wood Construction	$636,003	$596,837	$558,103
Concrete Construction	115,921	108,295	97,921
Other	224	190	207
Total	$752,148	$705,322	$656,231

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

The Company’s largest customer, attributable mostly to the North America segment, accounted for 10% of net sales for the year ended December 31, 2012. No customer accounted for as much as 10% of net sales for the years ended December 31, 2014 and 2013.

14.          Subsequent Events

At its meeting on February 2, 2015, the Company’s Board of Directors declared a cash dividend of $0.14 per share. The record date for the dividend will be April 2, 2015, and it will be paid on April 23, 2015. At the same meeting, the Board also authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2015.

15.          Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for each of the quarters in 2014 and 2013:

(in thousands, except per share amounts)

	2014				2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$166,630	$209,320	$207,893	$168,305	$160,074	$195,619	$195,348	$154,281
Cost of sales	93,833	113,767	111,993	90,525	90,330	105,724	106,176	89,561
Gross profit	72,797	95,553	95,900	77,780	69,744	89,895	89,172	64,720
Research and development and other engineering	9,513	9,711	10,094	9,700	9,825	9,226	9,484	8,308
Selling	22,407	23,592	24,213	21,819	21,449	20,630	21,652	21,371
General and administrative	25,508	29,557	29,494	26,941	25,164	28,523	28,347	26,036
Impairment of goodwill	38	492	—	—	—	—	—	—
Loss (gain) on sale of assets	11	(17)	(34)	(285)	1,404	631	11	(8)
Income (loss) from operations	15,320	32,218	32,133	19,605	11,902	30,885	29,678	9,013
Interest income (expense), net	2	(27)	(15)	86	56	(9)	1	38
Income (loss) before income taxes	15,322	32,191	32,118	19,691	11,958	30,876	29,679	9,051
Provision for (benefit from) income taxes	4,942	11,577	11,667	7,605	4,290	10,870	11,177	4,256
Net income	$10,380	$20,614	$20,451	$12,086	$7,668	$20,006	$18,502	$4,795
Earnings per common share:				0
Basic	$0.21	$0.42	$0.42	$0.25	$0.16	$0.41	$0.38	$0.10
Diluted	0.21	0.42	0.42	0.25	0.16	0.41	0.38	0.10
Cash dividends declared per common share	$0.140	$0.140	$0.140	$0.125	$0.125	$0.125	$0.125	$—

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

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31, 2014, 2013 and 2012

Column A	Column B	Column C		Column D	Column E
		Additions
		Charged	Charged
	Balance at	to Costs	to Other		Balance
(in thousands)	Beginning	and	Accounts —		at End
Classification	of Year	Expenses	Write-offs	Deductions	of Year
Year to date December 31, 2014
Allowance for doubtful accounts	$945	$151	$—	$167	$929
Allowance for sales discounts	1,451	638	—	—	2,089
Allowance for deferred tax assets	5,546	1,397	—	189	6,754
Year to date December 31, 2013
Allowance for doubtful accounts	1,287	(48)	—	294	945
Allowance for sales discounts	1,632	(181)	—	—	1,451
Allowance for deferred tax assets	9,720	1,458	—	5,632	5,546
Year to date December 31, 2012
Allowance for doubtful accounts	991	355	—	59	1,287
Allowance for sales discounts	1,231	401	—	—	1,632
Allowance for deferred tax assets	6,279	3,600	—	159	9,720

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures. As of December 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, as of December 31, 2014, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Remediation of Previously Reported Material Weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management initially identified the following material weaknesses as of December 31, 2013:

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
In response to the material weaknesses described above, the Company developed a comprehensive remediation plan to address the material weaknesses. Remediation efforts included the following:
(a) Enhancements to the internal controls over the preparation and review of the step-one goodwill impairment assessments, including the determination and validation of management’s forecasts and assumptions; and

(b) Implementation of internal controls over (1) the valuation of indefinite-lived in-process research and development intangible assets at the individual asset level, and (2) the periodic assessment of possible triggering events that would necessitate an impairment test.

Based on the measures taken and implemented, management has tested the newly implemented and enhanced control activities and found them to be effective and has therefore concluded that the material weaknesses described above have been remediated as of December 31, 2014.

Changes in Internal Control over Financial Reporting. During the three months ended December 31, 2014, the Company made changes to its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as described above under the Remediation of Previously Reported Material Weaknesses section. These changes have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, as stated in their report which is included herein.

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 21, 2015, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2014, which information is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 21, 2015, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2014, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 21, 2015, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2014, which information is incorporated herein by reference. The other information required by this Item appears in this report under “Item 5 — Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 21, 2015, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2014, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 21, 2015, to be filed with the Securities and Exchange Commission not later than 120 days following the end of the Company’s fiscal year ended December 31, 2014, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report:

1.     Consolidated financial statements

The following consolidated financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2014, is filed as part of this Annual Report:

Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2014, 2013 and 2012

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

10.6	Compensation of Named Executive Officers is incorporated by reference to Exhibit 10 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated December 11, 2013.

10.7	Compensation of Named Executive Officers is incorporated by reference to Exhibit 10 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated February 26, 2014.

10.8	Compensation of Named Executive Officers is incorporated by reference to Exhibit 10 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated March 10, 2014.

10.9	Compensation of Named Executive Officers is incorporated by reference to Exhibit 10 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated April 22, 2014.

10.10	Compensation of Named Executive Officers is incorporated by reference to Exhibit 10 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated December 8, 2014.

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

101
Financial statements from the annual report on Form 10-K of Simpson Manufacturing Co., Inc. for the year ended December 31, 2014, formatted in XBRL, are filed herewith and include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statement of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 2, 2015		Simpson Manufacturing Co., Inc.
(Registrant)

		By	/s/Brian J. Magstadt
Brian J Magstadt
Chief Financial Officer
and Duly Authorized Officer
of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/Karen Colonias	President, Chief Executive	March 2, 2015
(Karen Colonias)	Officer and Director

Chief Financial Officer:

/s/Brian J. Magstadt	Chief Financial Officer,	March 2, 2015
(Brian J Magstadt)	Treasurer and Secretary
(principal accounting and financial officer)

Directors:

/s/Peter N. Louras, Jr.	Chairman of the Board and Director	March 2, 2015
(Peter N. Louras, Jr.)

/s/Thomas J Fitzmyers	Vice Chairman of the Board	March 2, 2015
(Thomas J Fitzmyers)	and Director

/s/James S. Andrasick	Director	March 2, 2015
(James S. Andrasick)

/s/Jennifer A. Chatman	Director	March 2, 2015
(Jennifer A. Chatman)

/s/Gary M. Cusumano	Director	March 2, 2015
(Gary M. Cusumano)

/s/Celeste Volz Ford	Director	March 2, 2015
(Celeste Volz Ford)

/s/Robin G. MacGillivray	Director	March 2, 2015
(Robin G. MacGillivray)