Form 10-Q
period 2015-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2015-05-07
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2015

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of March 31, 2015:   49,359,823

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	March 31,		December 31,
	2015	2014	2014
ASSETS
Current assets
Cash and cash equivalents	$233,587	$211,988	$260,307
Trade accounts receivable, net	117,316	114,159	92,015
Inventories	205,312	216,529	216,545
Deferred income taxes	12,666	12,998	14,662
Other current assets	19,565	16,073	20,789
Total current assets	588,446	571,747	604,318

Property, plant and equipment, net	205,009	207,457	207,027
Goodwill	122,923	129,433	123,881
Intangible assets, net	31,484	39,728	32,587
Other noncurrent assets	4,797	4,804	5,252
Total assets	$952,659	$953,169	$973,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and notes payable	$—	$83	$18
Trade accounts payable	21,456	31,291	22,860
Accrued liabilities	46,261	48,946	56,078
Accrued profit sharing trust contributions	1,960	2,005	5,384
Accrued cash profit sharing and commissions	7,131	8,105	6,039
Accrued workers’ compensation	4,479	5,119	4,101
Total current liabilities	81,287	95,549	94,480

Deferred income tax and other long-term liabilities	16,082	10,111	15,120
Total liabilities	97,369	105,660	109,600
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, at par value	493	489	489
Additional paid-in capital	226,007	208,870	220,982
Retained earnings	652,298	621,260	649,174
Accumulated other comprehensive income (loss)	(23,508)	16,890	(7,180)
Total stockholders’ equity	855,290	847,509	863,465
Total liabilities and stockholders’ equity	$952,659	$953,169	$973,065

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands except per-share amounts, unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$176,491	$168,288
Cost of sales	98,993	90,526
Gross profit	77,498	77,762
Operating expenses:
Research and development and other engineering	10,197	9,700
Selling	22,607	21,819
General and administrative	28,433	26,922
Gain on sale of assets	(16)	(285)
	61,221	58,156
Income from operations	16,277	19,606
Interest (expense) income, net	(35)	85
Income before taxes	16,242	19,691
Provision for income taxes	6,191	7,604
Net income	$10,051	$12,087

Earnings per common share:
Basic	$0.20	$0.25
Diluted	$0.20	$0.25

Number of shares outstanding
Basic	49,208	48,899
Diluted	49,408	49,065

Cash dividends declared per common share	$0.140	$0.125

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$10,051	$12,087
Other comprehensive loss
Translation adjustment, net of tax benefit (expense) of ($72) and $11, respectively	(16,328)	(1,196)
Comprehensive income (loss)	$(6,277)	$10,891

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
For the three months ended March 31, 2014 and 2015, and for the nine months ended December 31, 2014
(In thousands except per-share amounts, unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2014	48,712	$486	$207,418	$615,289	$18,086	$—	$841,279
Net income	—	—	—	12,087	—	—	12,087
Translation adjustment, net of tax	—	—	—	—	(1,196)	—	(1,196)
Stock options exercised	62	1	1,768	—	—	—	1,769
Stock-based compensation	—	—	2,379	—	—	—	2,379
Tax effect of options exercised	—	—	(135)	—	—	—	(135)
Shares issued from release of Restricted Stock Units	153	2	(2,962)	—	—	—	(2,960)
Cash dividends declared on common stock, $0.125 per share	—	—	—	(6,116)	—	—	(6,116)
Common stock issued at $35.87 per share for stock bonus	11	—	402	—	—	—	402
Balance, at March 31, 2014	48,938	489	208,870	621,260	16,890	—	847,509
Net income	—	—	—	51,444	—		51,444
Translation adjustment, net of tax	—	—	—		(23,700)	—	(23,700)
Pension adjustment, net of tax	—	—	—	—	(370)	—	(370)
Stock options exercised	99	1	2,812	—	—	—	2,813
Stock-based compensation	—	—	9,975	—	—	—	9,975
Tax effect of options exercised	—	—	(133)	—	—	—	(133)
Shares issued from release of Restricted Stock Units	24	—	(542)	—	—	—	(542)
Repurchase of common stock	(95)	—	—		—	(2,981)	(2,981)
Retirement of common stock	—	(1)	—	(2,980)	—	2,981	—
Cash dividends declared on common stock, $0.420 per share	—	—	—	(20,550)	—	—	(20,550)
Balance, December 31, 2014	48,966	489	220,982	649,174	(7,180)	—	863,465
Net income	—	—	—	10,051	—	—	10,051
Translation adjustment, net of tax	—	—	—	—	(16,328)	—	(16,328)
Stock options exercised	187	2	5,482	—	—	—	5,484
Stock-based compensation	—	—	2,784	—	—	—	2,784
Tax effect of options exercised	—	—	(184)	—	—	—	(184)
Shares issued from release of Restricted Stock Units	191	2	(3,609)	—	—	—	(3,607)
Cash dividends declared on common stock, $0.140 per share	—	—	—	(6,927)	—	—	(6,927)
Common stock issued at $34.32 per share for stock bonus	16	—	552	—	—	—	552
Balance, March 31, 2015	49,360	$493	$226,007	$652,298	$(23,508)	$—	$855,290

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income	$10,051	$12,087
Adjustments to reconcile net income to net cash used by operating activities:
Gain on sale of assets	(15)	(285)
Depreciation and amortization	7,418	7,684
Gain on contingent consideration adjustment	(245)	—
Deferred income taxes	2,593	1,651
Noncash compensation related to stock plans	3,295	2,657
Excess tax benefit of options exercised and restricted stock units vested	(58)	(8)
Provision for doubtful accounts	(50)	(53)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(27,615)	(24,220)
Inventories	7,515	(19,128)
Trade accounts payable	(1,590)	(3,403)
Income taxes payable	1,740	4,140
Accrued profit sharing trust contributions	(3,421)	(3,770)
Accrued cash profit sharing and commissions	1,179	2,057
Other current assets	(1,101)	(2,977)
Accrued liabilities	(11,295)	(5,022)
Long-term liabilities	93	(950)
Accrued workers’ compensation	377	528
Other noncurrent assets	871	54
Net cash used in operating activities	(10,258)	(28,958)
Cash flows from investing activities
Capital expenditures	(6,369)	(4,193)
Asset acquisitions, net of cash acquired	(779)	—
Proceeds from sale of property and equipment	25	451
Loan repayment by customer	243	—
Net cash used in investing activities	(6,880)	(3,742)
Cash flows from financing activities
Deferred and contingent consideration paid for asset acquisition	(1,177)	(1,294)
Repayment of debt and line of credit borrowings	(17)	(20)
Issuance of common stock	5,484	1,769
Excess tax benefit of options exercised and restricted stock units vested	58	8
Dividends paid	(6,858)	(6,089)
Net cash used in financing activities	(2,510)	(5,626)
Effect of exchange rate changes on cash and cash equivalents	(7,072)	(894)
Net decrease in cash and cash equivalents	(26,720)	(39,220)
Cash and cash equivalents at beginning of period	260,307	251,208
Cash and cash equivalents at end of period	$233,587	$211,988
Noncash activity during the period
Noncash capital expenditures	$830	$406
Dividends declared but not paid	6,927	6,116
Issuance of Company’s common stock for compensation	552	402

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

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These interim statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The unaudited quarterly condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial information set forth therein, in accordance with GAAP. The year-end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP. The Company’s quarterly results fluctuate. As a result, the Company believes the results of operations for the interim period presented are not necessarily indicative of the results to be expected for any future period.

Out-of-Period Adjustment

In the first quarter of 2014, the Company recorded an out-of-period adjustment, which increased gross profit, income from operations and net income by $2.3 million, $2.0 million and $1.3 million, respectively. The adjustment resulted from an over-statement of prior periods' workers compensation expense, net of cash profit sharing expense, and was not material to the first quarter of 2014 or any prior period's financial statements.

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

The following is a reconciliation of basic earnings per common share to diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014
Net income available to common stockholders	$10,051	$12,087
Basic weighted-average shares outstanding	49,208	48,899
Dilutive effect of potential common stock equivalents — stock options and restricted stock units	200	166
Diluted weighted-average shares outstanding	49,408	49,065
Earnings per common share:
Basic	$0.20	$0.25
Diluted	$0.20	$0.25
Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	—	—

Accounting for Stock-Based Compensation

With the approval of the Company’s stockholders on April 26, 2011, the Company adopted the Simpson Manufacturing Co., Inc. 2011 Incentive Plan (the “Original 2011 Plan”). The Company's stockholders approved on April 21, 2015, and the Company adopted, the amended and restated Simpson Manufacturing Co., Inc. 2011 Incentive Plan (the "2011 Plan"), which amended and restated in its entirety, and incorporated and superseded, the Original 2011 Plan. The Original 2011 Plan amended and restated in their entirety, and incorporated and superseded, both the Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”), which was principally for the Company’s employees, and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”), which was for the Company's directors who are not employees. Options previously granted under the 1994 Plan or the 1995 Plan were not affected by the adoption of the Original 2011 Plan or the 2011 Plan and continue to be governed by the 1994 Plan or the 1995 Plan, respectively.

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

The following table represents the Company’s stock option and restricted stock unit activity for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands)	2015	2014
Stock-based compensation expense recognized in operating expenses	$3,084	$2,476
Less: Tax benefit of stock-based compensation expense in provision for income taxes	1,052	910
Stock-based compensation expense, net of tax	$2,032	$1,566
Fair value of shares vested	$2,784	$2,379
Proceeds to the Company from the exercise of stock-based compensation	$5,484	$1,769
Tax effect from the exercise of stock-based compensation, including shortfall tax benefits	$(184)	$(135)

	At March 31,
(in thousands)	2015	2014
Stock-based compensation cost capitalized in inventory	$276	$459

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

Fair Value of Financial Instruments

The “Fair Value Measurements and Disclosures” topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company’s investments consisted of only United States Treasury securities and money market funds, which are the Company’s primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. The balances of the Company’s primary financial instruments were as follows:

	At March 31,		At December 31,
(in thousands)	2015	2014	2014
Financial instruments	$91,569	$99,235	$99,024

The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Income Taxes

The Company uses an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in each interim period. The effective tax rate was slightly lower in the first quarter of 2015 than in the first quarter of 2014. The following table presents the Company’s effective tax rates and income tax expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands, except percentages)	2015	2014
Effective tax rate	38.1%	38.6%
Provision for income taxes	$6,191	$7,604

Acquisitions

In the first quarter of 2015, the Company paid $0.7 million in deferred consideration and $0.3 million in contingent consideration related to the Company's 2012 acquisition of S&P Clever Reinforcement Company AG and S&P Clever International AG (collectively, “S&P Clever”) and paid $0.2 million in contingent consideration related to the Company's 2013 acquisition of Bierbach GmbH & Co. KG.

Under the business combinations topic of the FASB ASC, the Company accounts for acquisitions as business combinations and ascribes acquisition-date fair values to the acquired assets and assumed liabilities. Provisional fair value measurements are made at the time of the acquisitions. Adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as information necessary to complete the analysis is obtained. Fair value of intangible assets are based on Level 3 inputs.

Sales Office Closing

In March 2015, the Company committed to a plan to close its sales offices located in China, Thailand and Dubai, as well as to reduce its selling activities in Hong Kong due to continued losses in the region. The closures may be substantially completed as early as December 2015. As a result, the Company recorded employee severance obligation expenses of $0.8 million in March 2015, with nearly all of the amount paid by the Company in April 2015. Most of the severance obligation expense was charged to operating expenses, with less than $0.1 million recorded to cost of sales. Until the closings are finalized, estimated additional severance expense, retention bonuses and professional fees of $1.9 million will be recorded as commitment requirements are met or services are received. All of the physical locations are leased, with remaining future minimum lease obligations of $1.3 million, and will continue to be occupied while the Company considers options for early termination of the leases. If the Company terminates a lease early with no sub-lease or concessions received from the landlord and the location is no longer in use, the remaining obligation will be determined and expensed at that time. Long-lived assets of $0.2 million, consisting mostly of office equipment and vehicles, will either be sold or depreciated on an accelerated basis to their salvage value and are expected to be disposed of by December 31, 2015. Accelerated depreciation expense of $0.1 million was recorded in the first quarter of 2015, nearly all as operating expenses.

Recently Issued Accounting Standards

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2014 Annual Report on Form 10-K, except for the following:
In April 2015, the FASB issued Accounting Standards Update No. 2015-05 (Subtopic 340-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05"). The guidance in this Subtopic applies only to internal-use software that a customer obtains access to in a hosting arrangement. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. With an election to adopt prospectively or retrospectively, this ASU will be effective for annual periods beginning after December 15, 2015. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

2.    Trade Accounts Receivable, Net

Trade accounts receivable consisted of the following:

	At March 31,		At December 31,
(in thousands)	2015	2014	2014
Trade accounts receivable	$120,701	$117,728	$95,033
Allowance for doubtful accounts	(765)	(870)	(929)
Allowance for sales discounts and returns	(2,620)	(2,699)	(2,089)
	$117,316	$114,159	$92,015

3.    Inventories

Inventories consisted of the following:

	At March 31,		At December 31,
(in thousands)	2015	2014	2014
Raw materials	$84,040	$92,671	$97,732
In-process products	20,262	19,822	19,496
Finished products	101,010	104,036	99,317
	$205,312	$216,529	$216,545

4.    Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:

	At March 31,		At December 31,
(in thousands)	2015	2014	2014
Land	$28,795	$29,960	$29,390
Buildings and site improvements	171,541	178,135	175,058
Leasehold improvements	5,428	5,492	5,602
Machinery, equipment, and software	225,820	229,112	228,440
	431,584	442,699	438,490
Less accumulated depreciation and amortization	(246,055)	(240,289)	(245,383)
	185,529	202,410	193,107
Capital projects in progress	19,480	5,047	13,920
	$205,009	$207,457	$207,027

5.    Goodwill and Intangible Assets, Net

Goodwill was as follows:

	At March 31,		At December 31,
(in thousands)	2015	2014	2014
North America	$84,216	$84,690	$84,526
Europe	37,256	42,982	37,788
Asia/Pacific	1,451	1,761	1,567
Total	$122,923	$129,433	$123,881

Amortizable and indefinite-lived intangible assets, net, were as follows:

	At March 31, 2015
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$29,415	$(15,545)	$13,870
Europe	29,914	(12,300)	17,614
Total	$59,329	$(27,845)	$31,484

	At March 31, 2014
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$34,495	$(17,278)	$17,217
Europe	33,367	(10,856)	22,511
Total	$67,862	$(28,134)	$39,728

	At December 31, 2014
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$29,455	$(14,719)	$14,736
Europe	29,419	(11,568)	17,851
Total	$58,874	$(26,287)	$32,587

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense for definite-lived intangible assets during the three months ended March 31, 2015 and 2014, totaled $1.6 million and $2.2 million, respectively.

Indefinite-lived intangible assets include in-process research and development assets and a trade name totaling $2.2 million, $5.7 million and $2.1 million at March 31, 2015, March 31, 2014 and December 31, 2014, respectively.

At March 31, 2015, estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)
Remaining nine months of 2015	$4,522
2016	5,827
2017	4,165
2018	3,227
2019	3,198
2020	3,168
Thereafter	5,218
$29,325

The changes in the carrying amount of goodwill and intangible assets for the three months ended March 31, 2015, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2014	$123,881	$32,587
Acquisitions	556	653
Amortization	—	(1,557)
Foreign exchange	(1,514)	(199)
Balance at March 31, 2015	$122,923	$31,484

6.    Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at March 31, 2015, was $304.3 million, including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300.0 million in available credit. This credit facility will expire in July 2017. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR1screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at March 31, 2015, the LIBOR Rate was 0.18%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio.

The Company’s unused borrowing capacity under other revolving credit lines and a term note totaled $4.3 million at March 31, 2015. The other revolving credit lines and term note charge interest ranging from 0.82% to 7.25%, have maturity dates from December 2015 to July 2017, and had no outstanding balances at March 31, 2015, and outstanding balances of $83 thousand and $18 thousand at March 31, 2014, and December 31, 2014, respectively. The Company was in compliance with its financial covenants at March 31, 2015.

7.    Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.  The resolution of claims and litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

Pending Claims

Four lawsuits (the “Cases”) have been filed against the Company in the Hawaii First Circuit Court: Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4”).  Case 1 was filed on November 18, 2009.  Cases 2 and 3 were originally filed on June 30, 2009.  Case 4 was filed on August 19, 2009.  The Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage.  Case 1 is a putative class action brought by the owners of allegedly affected Ocean Pointe houses.  Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new representative plaintiff.  Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments.  Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products.  Case 4 is a putative class action brought, like Case 1, by owners of allegedly affected Ocean Pointe homes.  In Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are actually the fault of the Company. Similarly, Haseko’s sub-contractors on the Ocean Pointe development brought cross-claims against the Company seeking indemnity and contribution for any amounts for which they may ultimately be found liable. None of the Cases alleges a specific amount of damages sought, although each of the Cases seeks compensatory damages, and Case 1 seeks punitive damages.  Cases 1 and 4 have been consolidated.  In December 2012, the Court granted the Company summary judgment on the claims asserted by the plaintiff homeowners in Cases 1 and 4, and on the third party complaint and cross-claims asserted by Haseko and the sub-contractors, respectively, in Case 4. In April 2013, the Court granted Haseko and the sub-contractors’ motion for leave to amend their cross-claims to allege a claim for negligent misrepresentation. The Company continues to investigate the facts underlying the claims asserted in the Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed. At this time, it appears more likely than not that a written agreement reached to settle Cases 1-4 and other related insurance coverage proceedings (the “Settlement,” discussed below) will become final in accordance with its terms.  Should that occur, the Company will incur no liability under any legal theory in connection with Cases 1 - 4 or the related insurance coverage cases.

Based on facts currently known to the Company, the Company believes that all or part of the claims alleged in the Cases may be covered by its insurance policies.  On April 19, 2011, an action was filed in the United States District Court for the District of Hawaii, National Union Fire Insurance Company of Pittsburgh, PA v. Simpson Manufacturing Company, Inc., et al., Civil No. 11-00254 ACK (the "National Union Action").  In this National Union Action, Plaintiff National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”), which issued certain Commercial General Liability insurance policies to the Company, seeks declaratory relief in the Cases with respect to its obligations to defend or indemnify the Company, Simpson Strong-Tie Company Inc., and a vendor of the Company’s strap tie holdown products.  By Order dated November 7, 2011, all proceedings in the National Union action have been stayed.  If the stay is lifted, in the absence of final approval of the Settlement and accompanying resolution of the National Union action, the Company intends vigorously to defend all claims advanced by National Union.

On April 12, 2011, Fireman’s Fund Insurance Company (“Fireman’s Fund”), another of the Company’s general liability insurers, sued Hartford Fire Insurance Company (“Hartford”), a third insurance company from whom the Company purchased general liability insurance, in the United States District Court for the Northern District of California, Fireman’s Fund Insurance Company v. Hartford Fire Insurance Company, Civil No. 11 1789 SBA (the “Fireman’s Fund Action”).  The Company has intervened in the Fireman’s Fund Action. By Order dated September 29, 2014, the Court formally stayed proceedings in the Fireman’s Fund Action, and ordered the action administratively closed. The Fireman’s Fund Action is subject to motion to reopen in the absence of final approval of the Settlement and accompanying resolution of the Fireman’s Fund Action.

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

Through mediation, the parties entered into the Settlement to resolve all of these legal proceedings, including Cases 1, 2, 3 and 4; the National Union action; the Fireman’s Fund Action; and the San Francisco coverage action. All parties to the Cases have executed the Settlement and the Court has given its preliminary approval. If the Court gives final approval to the Settlement, and if the conditions are satisfied such that the Settlement becomes Effective as defined therein, the Company will incur no uninsured liability in any of these legal proceedings. The Company cannot assure that the Settlement will be approved and its conditions satisfied such that it becomes Effective, and an unfavorable outcome could result in liability that substantially exceeds the amount of the Settlement. It is not possible to reasonably estimate the amount or range of any such possible excess.

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

Other

Corrosion, hydrogen enbrittlement, cracking, material hardness, wood pressure-treating chemicals, misinstallations, misuse, design and assembly flaws, manufacturing defects, environmental conditions, or other factors can contribute to failure of fasteners, connectors, anchors, adhesives and tool products.  On occasion, some of the products that the Company sells have failed, although the Company has not incurred any material liability resulting from those failures.  The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions.  The Company subjects its products to extensive testing, with results and conclusions published in Company catalogues and on its websites. Based on test results to date, the Company believes that, generally, if its products are appropriately selected, installed and used in accordance with the Company’s guidance, they may be reliably used in appropriate applications.

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

The fair value of each restricted stock unit award is estimated on the date of the award based on the closing market price of the underlying stock on the day preceding the date of the award. On February 2, 2015, 339,047 restricted stock units were awarded, including 8,550 awarded to the Company’s directors who are not employees, at an estimated value of $32.64 per share, based on the closing price on January 30, 2015. The restrictions on these awards generally lapse one quarter on the date of the award and one quarter on each of the first, second and third anniversaries of the date of the award.

The following table summarizes the Company’s unvested restricted stock unit activity for the three months ended March 31, 2015:

	Shares	Weighted- Average Price	Aggregate Intrinsic Value *
Unvested Restricted Stock Units (RSUs)	(in thousands)		(in thousands)
Outstanding at January 1, 2015	504	$31.67
Awarded	339
Vested	(302)
Forfeited	(2)
Outstanding at March 31, 2015	539	$31.56	$20,140
Outstanding and expected to vest at March 31, 2015	527	$31.56	$19,681

*	The intrinsic value is calculated using the closing price per share of $37.37 as reported by the New York Stock Exchange on March 31, 2015.

Based on the market value on the award date, the total intrinsic value of vested restricted stock units during the three-month periods ended March 31, 2015 and 2014, was $9.7 million and $7.9 million, respectively.

No stock options were granted in 2014 or the first three months of 2015. The following table summarizes the Company’s stock option activity for the three months ended March 31, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value *
Non-Qualified Stock Options	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2015	855	$29.48
Exercised	(186)
Forfeited	(2)
Outstanding at March 31, 2015	667	$29.50		$5,248
Outstanding and expected to vest at March 31, 2015	661	$29.50	2.8	$5,200
Exercisable at March 31, 2015	667	$29.50	2.8	$5,248

*
The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the stock option, using the closing price per share of $37.37 as reported by the New York Stock Exchange on March 31, 2015.

The total intrinsic value of stock options exercised during the three-month periods ended March 31, 2015 and 2014, was $1.2 million and $0.3 million, respectively.

A summary of the status of unvested stock options as of March 31, 2015, and changes during the three months ended March 31, 2015, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested Stock Options	(in thousands)
Unvested at January 1, 2015	99	$10.33
Vested	99	10.33
Unvested at March 31, 2015	—	$—

As of March 31, 2015, $12.0 million of total unrecognized compensation cost was related to unvested stock-based compensation arrangements under the 2011 Incentive Plan and is expected to be recognized over a weighted-average period of 2.3 years.

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

The following tables illustrate certain measurements used by management to assess the performance as of or for the following periods:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net Sales
North America	$150,324	$136,882
Europe	22,788	27,647
Asia/Pacific	3,379	3,759
Total	$176,491	$168,288
Sales to Other Segments*
North America	$884	$1,130
Europe	299	466
Asia/Pacific	4,844	3,072
Total	$6,027	$4,668
Income (Loss) from Operations
North America	$20,466	$22,561
Europe	(1,632)	(919)
Asia/Pacific	(803)	(1,151)
Administrative and all other	(1,754)	(885)
Total	$16,277	$19,606

* The sales to other segments are eliminated in consolidation.

			At
	At March 31,		December 31,
(in thousands)	2015	2014	2014
Total Assets
North America	$674,914	$630,323	$679,844
Europe	165,795	203,606	180,005
Asia/Pacific	29,626	29,932	29,552
Administrative and all other	82,324	89,308	83,664
Total	$952,659	$953,169	$973,065

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $151.2 million, $116.1 million, and $167.4 million, as of March 31, 2015 and 2014, and December 31, 2014, respectively.

The following table illustrates the distribution of the Company’s net sales by product group for the following periods:

	Three Months Ended March 31,
(in thousands)	2015	2014

Wood Construction Products	$151,379	$144,676
Concrete Construction Products	25,010	23,524
Other	102	88
Total	$176,491	$168,288

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

10.    Subsequent Events

In April 2015, the Company’s Board of Directors declared a cash dividend of $0.16 per share, estimated to total $7.9 million, to be paid on July 23, 2015, to stockholders of record on July 2, 2015. This is an increase of $0.02 per share, or 14.3%, over the amount of the dividend declared in February 2015 and paid in April 2015.

On April 21, 2015, 1,950 restricted stock units were awarded to each of the Company’s directors, who are not employees, at an estimated value of $36.33 per share based on the closing price on April 20, 2015. Restrictions on 100% of the restricted stock units lapsed on the award date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This document contains forward-looking statements, based on numerous assumptions and subject to risks and uncertainties, such as statements below regarding sales, sales trends, profits, losses, gross profit margins, effective tax rate, capital spending and steel prices for any future period. Although the Company believes that the forward-looking statements are reasonable, it does not and cannot give any assurance that its beliefs and expectations will prove to be correct. Many factors could significantly affect the Company’s operations and cause the Company’s actual results to be substantially different from the Company’s expectations. Those factors include, but are not limited to: (i) general economic and construction business conditions; (ii) customer acceptance of the Company's products; (iii) relationships with key customers; (iv) materials and manufacturing costs; (v) the financial condition of customers, competitors and suppliers; (vi) technological developments; (vii) increased competition; (viii) changes in capital and credit market conditions; (ix) governmental and business conditions in countries where the Company's products are manufactured and sold; (x) changes in trade regulations; (xi) the effect of acquisition activity; (xii) changes in the Company's plans, strategies, objectives, expectations or intentions; (xiii) material weaknesses, if any, in the Company's disclosure controls and procedures; and (xiv) other risks and uncertainties indicated from time to time in the Company's filings with the U.S. Securities and Exchange Commission. See “Part II, Item 1A - Risk Factors.” Actual results might differ materially from results suggested by any forward-looking statements in this report. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 2015. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

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

The North America segment sells more wood construction product than concrete construction product. Due to improved economic conditions, including a slight increase in housing starts, net sales in most regions of the segment have been trending up, primarily due to increases in unit sales volumes. Based on current information and subject to future events and circumstances, the Company expects this trend to continue in the second quarter of 2015.

The Europe segment sells more wood construction product than concrete construction product. Due to a weakened economy, net sales in some regions of the segment have trended down beginning with the second quarter of 2014. The Company cannot predict whether the downward trend will continue in the second quarter of 2015 or whether the trend has flattened, given the number of factors influencing the Europe segment. For the current year, based on current information and subject to future events and circumstances, the Company estimates that the Europe segment will report an operating profit.

Due to the planned closure of the Asia sales offices, the Asia/Pacific segment will incur additional related expenses in 2015. Based on this and other factors, the Company expects the Asia/Pacific segment to report an operating loss for 2015.

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

The Company has continued to benefit from steady housing starts, primarily in the North American segment, with increased sales volumes in the first quarter of 2015. Unlike lumber or other products that have a more direct correlation to housing starts, however, the Company’s products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. The Company’s products are used in a sequential process that follows the construction process. Residential and commercial construction begins with the foundation, followed by the wall and the roof systems, and the installation of the Company’s products flow into a project or a house according to these schedules. Foundation product sales could be considered a leading indicator for the Company. Sales of these products in the first quarter of 2015 increased slightly compared to the same period in 2014.

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

Results of Operations for the Three Months Ended March 31, 2015, Compared with the Three Months Ended March 31, 2014

Net sales increased 4.9% to $176.5 million in the first quarter of 2015 from $168.3 million in the first quarter of 2014. The Company had net income of $10.1 million in the first quarter of 2015 compared to $12.1 million in the first quarter of 2014. Diluted net income per common share was $0.20 for the first quarter of 2015 compared to $0.25 for the first quarter of 2014. An out of period adjustment recorded in the first quarter of 2014 relating to a non-reoccurring correction had the effect of increasing that period's net income by $1.3 million or the equivalent of $0.026 per share.

The following table illustrates the differences in the Company’s operating results in the three months ended March 31, 2015, from the three months ended March 31, 2014 and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	March 31,	North		Asia/	Admin &	March 31,
(in thousands)	2014	America	Europe	Pacific	All Other	2015
Net sales	$168,288	$13,442	$(4,859)	$(380)	$—	$176,491
Cost of sales	90,526	12,025	(3,792)	(134)	368	98,993
Gross profit	77,762	1,417	(1,067)	(246)	(368)	77,498
Research and development and other engineering expense	9,700	560	(75)	12	—	10,197
Selling expense	21,819	1,062	(467)	162	31	22,607
General and administrative expense	26,922	1,556	252	(769)	472	28,433
Gain on sale of assets	(285)	334	(65)	—	—	(16)
Income from operations	19,606	(2,095)	(712)	349	(871)	16,277
Interest income (expense), net	85	(27)	(79)	(5)	(9)	(35)
Income before income taxes	19,691	(2,122)	(791)	344	(880)	16,242
Provision for income taxes	7,604	(817)	(296)	167	(467)	6,191
Net income	$12,087	$(1,305)	$(495)	$177	$(413)	$10,051

Net sales

The following table represents net sales by segment for the three-month periods ended March 31, 2014 and 2015:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three Months Ended
March 31, 2014	$136,882	$27,647	$3,759	$168,288
March 31, 2015	150,324	22,788	3,379	176,491
Increase (decrease)	$13,442	$(4,859)	$(380)	$8,203
Percentage increase (decrease)	9.8%	(17.6)%	(10.1)%	4.9%

The following table represents segment net sales as percentages of total net sales for the three-month periods ended March 31, 2014 and 2015:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2014 net sales	81.3%	16.4%	2.3%	100.0%
Percentage of total 2015 net sales	85.2%	12.9%	1.9%	100.0%

The Company's net sales increased in the North America segment and decreased in the Europe and Asia/Pacific segments in the first quarter of 2015 compared to the first quarter of 2014.

•	Segment net sales:

•
North America - Net sales increased 9.8% in the first quarter of 2015 compared to the first quarter of 2014 due to increased unit sales volumes in the United States on improved economic activity. Canada net sales decreased, mostly due to the effects of foreign currency translations as well as lower unit sales volumes. The Company calculated that Canada's first quarter 2015 net sales were negatively affected by approximately $1.0 million due to the Canadian dollar weakening against the United States dollar.

•
Europe - Net sales decreased 17.6% in the first quarter of 2015 compared to the first quarter of 2014, mostly due to the effects of foreign currency translations, partly offset by a slight increase in average sales prices. The Company calculated that Europe's first quarter 2015 net sales were negatively affected by approximately $4.0 million due to European currencies weakening against the United States dollar. In local currencies, Europe's overall net sales were down slightly.

•	Consolidated net sales channels and product groups:

•
Net sales to contractor distributors, dealer distributors, lumber dealers and home centers increased in the first quarter of 2015 compared to the first quarter of 2014, primarily due to increased home construction activity.

•
Wood construction product net sales, including connectors, truss plates, fastening systems, fasteners and shearwalls, represented 86% of total Company net sales in the first quarters of both 2015 and 2014.

•
Concrete construction product sales, including adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14% of total Company net sales in the first quarters of both 2015 and 2014.

Gross profit

The following table represents gross profit by segment for the three-month periods ended March 31, 2014 and 2015:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three Months Ended
March 31, 2014	$67,290	$9,764	$756	$(48)	$77,762
March 31, 2015	68,707	8,697	510	(416)	77,498
Increase (decrease)	$1,417	$(1,067)	$(246)	$(368)	$(264)
Percentage increase (decrease)	2.1%	(10.9)%	(32.5)%	*	(0.3)%

* The statistic is not meaningful or not material.

The following table represents gross profit as a percentage of sales by segment for the three-month periods ended March 31, 2014 and 2015:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2014 gross profit percentage	49.2%	35.3%	20.1%	*	46.2%
2015 gross profit percentage	45.7%	38.2%	15.1%	*	43.9%

* The statistic is not meaningful or not material.

Gross profit decreased slightly to $77.5 million in the first quarter of 2015 from $77.8 million in the first quarter of 2014. Gross profit as a percentage of net sales decreased to 43.9% in the first quarter of 2015 from 46.2% in the first quarter of 2014, primarily due to a non-reoccurring $2.3 million correction to workers' compensation expense in the North America segment that increased the Company's first quarter of 2014 gross profit by 1.4% of net sales. Based on current information and subject to future events and circumstances, the Company estimates that its 2015 full year gross margin will be between 44% and 46%

•
North America - Gross profit margin decreased to 45.7% in the first quarter of 2015 from 49.2% in the first quarter of 2014, primarily as a result of increases in factory overhead and material and warehousing costs, each as a percentage of net sales. The increase in factory overhead cost as a percentage of net sales was primarily due to a non-reoccurring $2.3 million correction to workers' compensation expense that increased the first quarter of 2014 gross profit by 1.7% of net sales.

•
Europe - Gross profit margin increased to 38.2% in the first quarter of 2015 from 35.3% in the first quarter of 2014, as a result of decreases in material costs, factory overhead, on increased production volumes, warehousing costs and labor costs, each as a percentage of sales, partly offset by an increase in the costs of shipping.

•
Product mix - The gross profit margin differential between wood construction products and concrete construction products, which have lower gross profit margins, was 17% and 15% in the first quarters of 2015 and 2014, respectively. The increased gross profit differential between the two product groups coupled with increased concrete construction product sales in 2015, also negatively affected the gross profit margin.

•	Steel prices - The market price for steel decreased during the first quarter of 2015. There is a high degree of uncertainty regarding the likely market price of steel in the second quarter of 2015.

Research and development and engineering expense

Research and development and engineering expense increased 5.1% to $10.2 million in the first quarter of 2015 from $9.7 million in the first quarter of 2014, primarily due to an increase of $0.8 million in personnel costs related to the addition of staff and pay rate increases instituted in January 2015, partly offset by a decrease of $0.4 million in professional fees related to software development costs in North America

Selling expense

Selling expense increased 3.6% to $22.6 million in the first quarter of 2015 from $21.8 million in the first quarter of 2014, primarily due to increases of $0.3 million in personnel costs, $0.3 million in professional fees, $0.2 million in advertising and promotional costs and $0.2 million in stock-based compensation, partly offset by a decrease in commissions and cash profit sharing expense of $0.5 million.

•
North America - Selling expense increased $1.1 million, primarily due to an increase of $0.4 million in personnel costs related to the addition of staff and pay rate increases instituted in January 2015, $0.3 million in professional fees, $0.3 million in advertising and promotional costs for new product catalogues and $0.1 million in stock-based compensation, partly offset by a decrease of $0.2 million in commissions and cash profit sharing expense.

•	Europe - Selling expense decreased $0.5 million, primarily due to a decrease of $0.4 million in personnel costs related to the effects of foreign currency translations.

•
Asia/Pacific - Selling expense increased $0.2 million, primarily due to an increase of $0.4 million related to severance costs due to the closing of three sales offices and downsizing one sales office, partly offset by a decrease in commissions of $0.3 million.

General and administrative expense

General and administrative expense increased 5.6% to $28.4 million in the first quarter of 2015 from $26.9 million in the first quarter of 2014, primarily due to a net increase of $1.4 million in foreign currency losses and increases of $1.1 million in personnel costs and $0.3 million in stock-based compensation expense, partly offset by decreases of $0.6 million in amortization expense, $0.3 million in professional fees and $0.3 million in cash profit sharing expense, as well as a net $0.2 million benefit related to contingent liability fair value changes in the Europe segment.

•
North America - General and administrative expense increased $1.0 million, primarily due to increases of $1.0 million in personnel costs related to the addition of staff and pay rate increases instituted in January 2015 and $0.2 million in professional fees, partly offset by a decrease of $0.5 million in amortization expense.

•
Europe - General and administrative expense increased by $0.3 million, primarily due to a net increase of $1.1 million in foreign currency losses and a $0.2 million increase in stock-based compensation expense, partly offset by decreases of $0.5 million in personnel costs related to the effects of foreign currency translations and $0.1 million in cash profit sharing expense, as well as a net $0.2 million benefit resulting from changes in the fair values of contingent liabilities related to recent acquisitions.

•
Administrative and Other - General and administrative expense increased by $0.5 million primarily due to a net increase of $0.4 million in foreign currency losses and increases of $0.3 million in personnel costs related to the addition of staff and pay rate increases instituted in January 2015 and $0.1 million in stock-based compensation, partly offset by a decrease of $0.5 million in professional fees.

Sales office closing

In March 2015, the Company committed to a plan to close its sales offices located in China, Thailand and Dubai as well as to reduce its selling activities in Hong Kong. The closures may be substantially completed as early as December 2015. As a result, the Company recorded employee severance obligation expenses of $0.8 million in March 2015, with nearly all of the amount paid by the Company in April 2015. Most of the severance obligation expense was charged to operating expenses, with less than $0.1 million recorded to cost of sales. Until the closings are finalized in 2016, estimated additional severance expense, retention bonuses and professional fees of $1.9 million will be recorded as commitment requirements are met or services are received. All of the physical locations are leased, with remaining future minimum lease obligations of $1.3 million, and will continue to be occupied while the Company considers options for early termination of the leases. If the Company terminates a lease early with no sub-lease or concessions received from the landlord and the location is no longer in use, the remaining obligation will be determined and expensed at that time. Long-lived assets of $0.2 million, consisting mostly of office equipment and vehicles, will either be sold or depreciated on an accelerated basis to their salvage value and are expected to be disposed by December 31, 2015. Accelerated depreciation expense of $0.1 million was recorded in the first quarter of 2015, nearly all as operating expenses.

Income taxes

The effective income tax rate for the first quarter of 2015 was 38.1% as compared to 38.6% for the first quarter of 2014. Based on current information and subject to future events and circumstances, the Company estimates that its 2015 effective tax rate will be between 36% and 38%.

Recently Issued Accounting Standards

In April 2015, the FASB issued Accounting Standards Update No. 2015-05 (Subtopic 340-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05"). The guidance in this Subtopic applies only to internal-use software that a customer obtains access to in a hosting arrangement. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. With an election to adopt prospectively or retrospectively, this ASU will be effective for annual periods beginning after December 15, 2015. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnotes disclosures.

Liquidity and Sources of Capital

Cash Flows Used in Operating Activities

As of March 31, 2015, working capital was $507.2 million compared to $476.2 million at March 31, 2014, and $509.8 million at December 31, 2014. The decrease in working capital from December 31, 2014, was primarily due to decreases of $26.7 million in cash and cash equivalents, $11.2 million in inventory, $2.0 million in deferred income taxes, and $1.2 million in other current assets and an increase of $1.1 million in accrued cash profit sharing. The decrease in cash and cash equivalents was primarily due to payment of accrued liabilities, accrued profit sharing trust contributions and trade accounts payable, as well as $6.4 million in capital expenditures and $0.8 million related to an acquisition. The decrease in inventory is primarily due to decreases in raw material purchases in the first quarter of 2015, compared to the fourth quarter of 2014. The decrease in deferred income taxes is primarily due to the tax effect of vesting and services inception charges on stock-based compensation, and the decrease in other current assets is primarily due to a decrease in income tax refunds receivable. The increase in accrued in cash profit sharing and commissions was due to higher operating profits in the first quarter of 2015, compared to the fourth quarter of 2014. The decrease in working capital from December 31, 2014, was partly offset by increases of $25.3 million in trade accounts receivable, net, and decreases of $9.8 million in accrued liabilities, $3.4 million in accrued profit sharing trust and $1.4 million in trade accounts payable. The increase in trade accounts receivable, net, was primarily due to seasonal increases in net sales during the first quarter of 2015 compared to the fourth quarter of 2014, as well as seasonal extended terms offered in some regions. The decrease in accrued liabilities was primarily due to payment of accrued rebate charges and in accrued profit sharing trust was due to the 2014 contribution paid in the first quarter of 2015, partially offset by higher accrued contributions through the first three months of 2015. The decrease in trade accounts payable was primarily due to reduced raw material purchases. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $10.1 million and noncash expenses, primarily charges for depreciation, amortization, and stock-based compensation totaling $10.5 million, resulted in net cash used by operating activities of $10.3 million. As of March 31, 2015, the Company had unused credit available of $304.3 million, including a $300.0 million credit facility.

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

Cash Flows Used in Investing Activities

For the three months ended March 31, 2015, the Company’s investing activities used cash of $6.9 million, including $6.4 million in capital expenditures. The Company’s capital expenditures were primarily to develop software in North America and to improve information technology support systems. Based on current information and subject to future events and circumstances, the Company estimates that its full-year 2015 capital spending will be $30 million to $33 million in 2015 excluding software development and potential additional capital spending related to long-term growth prospects.

For the three months ended March 31, 2014, the Company’s investing activities used cash of $3.7 million, including $4.2 million in capital expenditures, partly offset by proceeds from the sale of assets of $0.5 million. The Company’s capital expenditures were primarily to increase manufacturing capacity in North America and to improve information technology support systems.

Cash Flows Used in Financing Activities

For the three months ended March 31, 2015, the Company’s financing activities used net cash of $2.5 million, including $6.9 million in dividend payments, $0.7 million in deferred purchase payments and $0.5 million in contingent consideration related to prior years acquisitions, partly offset by $5.5 million from the issuance of common stock on the exercise of stock options. In April 2015, the Company’s Board of Directors declared a cash dividend of $0.16 per share, estimated to total $7.9 million, to be paid on July 23, 2015, to stockholders of record on July 2, 2015. The Company’s Board of Directors has authorized up to $50.0 million, for the repurchase of common stock in 2015, all of which remained available at March 31, 2015.

For the three months ended March 31, 2014, the Company’s financing activities used net cash of $5.6 million, including $6.1 million in dividend payments, $1.1 million in deferred purchase payments related to the 2012 S&P Clever acquisition and $0.2 million in contingent consideration also related to the 2012 S&P Clever acquisition, partly offset by $1.8 million from the issuance of common stock on the exercise of stock options.

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

A significant portion of the cash and cash equivalents held by the Company is in foreign currencies. Cash and cash equivalents of $82.9 million held in foreign countries could be subject to additional taxation if it were repatriated to the United States. The Company has no plans to repatriate cash and cash equivalents held outside the United States, as it is expected to be used to fund future international growth and acquisitions.

The Company believes that the effect of inflation on the Company has not been material in recent years, as general inflation rates have remained relatively low. The Company’s main raw material is steel; increases in steel prices may adversely affect the Company’s gross profit margin if it cannot recover the higher costs through price increases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country or currency where the Company has operations, the change in net income would not be material to the Company’s operations as a whole. Foreign currency translation adjustments resulted in decreases in comprehensive income of $16.3 million for the three months ended March 31, 2015. The translation adjustment decreases were primarily due to the strengthening United States dollar in relation to nearly all other currencies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2015, the Company made no changes to its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Pending Claims

Four lawsuits (the “Cases”) have been filed against the Company in the Hawaii First Circuit Court: Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4”).  Case 1 was filed on November 18, 2009.  Cases 2 and 3 were originally filed on June 30, 2009.  Case 4 was filed on August 19, 2009.  The Cases all relate to alleged premature corrosion of the Company’s strap tie holdown products installed in buildings in a housing development known as Ocean Pointe in Honolulu, Hawaii, allegedly causing property damage.  Case 1 is a putative class action brought by the owners of allegedly affected Ocean Pointe houses.  Case 1 was originally filed as Kai et al. v. Haseko Homes, Inc., Haseko Construction, Inc. and Simpson Manufacturing, Inc., Case No. 09-1-1476, but was voluntarily dismissed and then re-filed with a new representative plaintiff.  Case 2 is an action by the builders and developers of Ocean Pointe against the Company, claiming that either the Company’s strap tie holdowns are defective in design or manufacture or the Company failed to provide adequate warnings regarding the products’ susceptibility to corrosion in certain environments.  Case 3 is a subrogation action brought by the insurance company for the builders and developers against the Company claiming the insurance company expended funds to correct problems allegedly caused by the Company’s products.  Case 4 is a putative class action brought, like Case 1, by owners of allegedly affected Ocean Pointe homes.  In Case 4, Haseko Homes, Inc. (“Haseko”), the developer of the Ocean Pointe development, brought a third party complaint against the Company alleging that any damages for which Haseko may be liable are actually the fault of the Company. Similarly, Haseko’s sub-contractors on the Ocean Pointe development brought cross-claims against the Company seeking indemnity and contribution for any amounts for which they may ultimately be found liable. None of the Cases alleges a specific amount of damages sought, although each of the Cases seeks compensatory damages, and Case 1 seeks punitive damages.  Cases 1 and 4 have been consolidated.  In December 2012, the Court granted the Company summary judgment on the claims asserted by the plaintiff homeowners in Cases 1 and 4, and on the third party complaint and cross-claims asserted by Haseko and the sub-contractors, respectively, in Case 4. In April 2013, the Court granted Haseko and the sub-contractors’ motion for leave to amend their cross-claims to allege a claim for negligent misrepresentation. The Company continues to investigate the facts underlying the claims asserted in the Cases, including, among other things, the cause of the alleged corrosion; the severity of any problems shown to exist; the buildings affected; the responsibility of the general contractor, various subcontractors and other construction professionals for the alleged damages; the amount, if any, of damages suffered; and the costs of repair, if needed. At this time, it appears more likely than not that a written agreement reached to settle Cases 1-4 and other related insurance coverage proceedings (the “Settlement,” discussed below) will become final in accordance with its terms.  Should that occur, the Company will incur no liability under any legal theory in connection with Cases 1 - 4 or the related insurance coverage cases.

Based on facts currently known to the Company, the Company believes that all or part of the claims alleged in the Cases may be covered by its insurance policies.  On April 19, 2011, an action was filed in the United States District Court for the District of Hawaii, National Union Fire Insurance Company of Pittsburgh, PA v. Simpson Manufacturing Company, Inc., et al., Civil No. 11-00254 ACK (the "National Union Action").  In this National Union Action, Plaintiff National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”), which issued certain Commercial General Liability insurance policies to the Company, seeks declaratory relief in the Cases with respect to its obligations to defend or indemnify the Company, Simpson Strong-Tie Company Inc., and a vendor of the Company’s strap tie holdown products.  By Order dated November 7, 2011, all proceedings in the National Union action have been stayed.  If the stay is lifted, in the absence of final approval of the Settlement and accompanying resolution of the National Union action, the Company intends vigorously to defend all claims advanced by National Union.

On April 12, 2011, Fireman’s Fund Insurance Company (“Fireman’s Fund”), another of the Company’s general liability insurers, sued Hartford Fire Insurance Company (“Hartford”), a third insurance company from whom the Company purchased general liability insurance, in the United States District Court for the Northern District of California, Fireman’s Fund Insurance Company v. Hartford Fire Insurance Company, Civil No. 11 1789 SBA (the “Fireman’s Fund Action”).  The Company has intervened in the Fireman’s Fund Action. By Order dated September 29, 2014, the Court formally stayed proceedings in the Fireman’s Fund Action, and ordered the action administratively closed. The Fireman’s Fund Action is subject to motion to reopen in the absence of final approval of the Settlement and accompanying resolution of the Fireman’s Fund Action.

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

Through mediation, the parties entered into the Settlement to resolve all of these legal proceedings, including Cases 1, 2, 3 and 4; the National Union action; the Fireman’s Fund Action; and the San Francisco coverage action. All parties to the Cases have executed the Settlement and the Court has given its preliminary approval. If the Court gives final approval to the Settlement, and if the conditions are satisfied such that the Settlement becomes Effective as defined therein, the Company will incur no uninsured liability in any of these legal proceedings. The Company cannot assure that the Settlement will be approved and its conditions satisfied such that it becomes Effective, and an unfavorable outcome could result in liability that substantially exceeds the amount of the Settlement. It is not possible to reasonably estimate the amount or range of any such possible excess.

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

Item 1A. Risk Factors

We are affected by risks specific to us, as well as risks that generally affect businesses operating in global markets. Some of the significant factors that could materially adversely affect our business, financial condition and operating results appear in “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K (available at www.simpsonmfg.com/docs/10K-2014.pdf or www.sec.gov).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2015, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from February 2014. The authorization will remain in effect through the end of 2015. There were no purchases by the Company during the three months ended March 31, 2015.

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

10.6	Compensation of Named Executive Officers is incorporated by reference to Exhibit 10 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated February 26, 2014.

10.7	Compensation of Named Executive Officers is incorporated by reference to Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 9, 2015.

10.8	Compensation of Named Executive Officers is incorporated by reference to Item 5.02 and Exhibit 10 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated March 2, 2015.

10.9
Simpson Manufacturing Co., Inc. 2011 Incentive Plan (as amended and restated on April 21, 2015) is incorporated by reference to Exhibit A of Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 9, 2015.

31	Rule 13a-14(a)/15d-14(a) Certifications are filed herewith.

32	Section 1350 Certifications are filed herewith.

99.1
Simpson Manufacturing Co., Inc. 1994 Employee Stock Bonus Plan, as amended through November 18, 2004, is incorporated by reference to Exhibit 99.1 of Simpson Manufacturing Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

101
Financial statements from the quarterly report on Form 10-Q of Simpson Manufacturing Co., Inc. for the quarter ended March 31, 2015, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 7, 2015	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)