Form 10-Q
period 2015-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2015-08-07
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2015

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of June 30, 2015:   49,119,299

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	June 30,		December 31,
	2015	2014	2014
ASSETS
Current assets
Cash and cash equivalents	$248,612	$221,196	$260,307
Trade accounts receivable, net	140,945	137,803	92,015
Inventories	212,293	219,036	216,545
Deferred income taxes	13,556	13,625	14,662
Other current assets	13,632	12,503	20,789
Total current assets	629,038	604,163	604,318

Property, plant and equipment, net	206,837	206,563	207,027
Goodwill	124,827	129,231	123,881
Intangible assets, net	30,743	38,056	32,587
Other noncurrent assets	4,412	5,321	5,252
Total assets	$995,857	$983,334	$973,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and notes payable	$—	$62	$18
Trade accounts payable	26,915	27,119	22,860
Accrued liabilities	56,305	56,490	56,078
Income taxes payable	3,198	1,734	—
Accrued profit sharing trust contributions	3,173	3,416	5,384
Accrued cash profit sharing and commissions	13,695	12,205	6,039
Accrued workers’ compensation	4,458	4,429	4,101
Total current liabilities	107,744	105,455	94,480

Deferred income tax and other long-term liabilities	16,773	12,603	15,120
Total liabilities	124,517	118,058	109,600
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, at par value	493	489	489
Additional paid-in capital	229,279	213,037	220,982
Retained earnings	665,914	634,858	649,174
Treasury stock	(8,464)	—	—
Accumulated other comprehensive income (loss)	(15,882)	16,892	(7,180)
Total stockholders’ equity	871,340	865,276	863,465
Total liabilities and stockholders’ equity	$995,857	$983,334	$973,065

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands except per-share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$216,665	$207,910	$393,156	$376,198
Cost of sales	118,347	111,993	217,340	202,518
Gross profit	98,318	95,917	175,816	173,680
Operating expenses:
Research and development and other engineering	10,517	10,094	20,713	19,794
Selling	23,013	24,213	45,620	46,032
General and administrative	29,794	29,511	58,227	56,435
Gain on sale of assets	(15)	(34)	(30)	(319)
	63,309	63,784	124,530	121,942
Income from operations	35,009	32,133	51,286	51,738
Interest (expense) income, net	(54)	(15)	(89)	71
Income before taxes	34,955	32,118	51,197	51,809
Provision for income taxes	13,446	11,667	19,637	19,271
Net income	$21,509	$20,451	$31,560	$32,538

Earnings per common share:
Basic	$0.44	$0.42	$0.64	$0.66
Diluted	$0.43	$0.42	$0.64	$0.66

Number of shares outstanding
Basic	49,254	49,011	49,236	48,955
Diluted	49,473	49,227	49,445	49,146

Cash dividends declared per common share	$0.160	$0.140	$0.300	$0.265

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$21,509	$20,451	$31,560	$32,538
Other comprehensive income (loss):
Translation adjustment, net of tax benefit of $75 and $33, and $3 and $44, respectively	7,626	(1)	(8,702)	(1,194)
Comprehensive income	$29,135	$20,450	$22,858	$31,344

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
For the six months ended June 30, 2014 and 2015, and for the six months ended December 31, 2014
(In thousands except per-share amounts, unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2014	48,712	$486	$207,418	$615,289	$18,086	$—	$841,279
Net income	—	—	—	32,538	—	—	32,538
Translation adjustment, net of tax	—	—	—	—	(1,194)	—	(1,194)
Stock options exercised	92	1	2,625	—	—	—	2,626
Stock-based compensation	—	—	5,691	—	—	—	5,691
Tax effect of options exercised	—	—	(186)	—	—	—	(186)
Shares issued from release of Restricted Stock Units	158	2	(2,913)	—	—	—	(2,911)
Cash dividends declared on common stock, $0.265 per share	—	—	—	(12,969)	—	—	(12,969)
Common stock issued at $35.87 per share for stock bonus	11	—	402	—	—	—	402
Balance, at June 30, 2014	48,973	489	213,037	634,858	16,892	—	865,276
Net income	—	—	—	30,993	—		30,993
Translation adjustment, net of tax	—	—	—		(23,702)	—	(23,702)
Pension adjustment, net of tax	—	—	—	—	(370)	—	(370)
Stock options exercised	69	1	1,955	—	—	—	1,956
Stock-based compensation	—	—	6,663	—	—	—	6,663
Tax effect of options exercised	—	—	(82)	—	—	—	(82)
Shares issued from release of Restricted Stock Units	19	—	(591)	—	—	—	(591)
Repurchase of common stock	(95)	—	—		—	(2,981)	(2,981)
Retirement of common stock	—	(1)	—	(2,980)	—	2,981	—
Cash dividends declared on common stock, $0.28 per share	—	—	—	(13,697)	—	—	(13,697)
Balance, December 31, 2014	48,966	489	220,982	649,174	(7,180)	—	863,465
Net income	—	—	—	31,560	—	—	31,560
Translation adjustment, net of tax	—	—	—	—	(8,702)	—	(8,702)
Stock options exercised	190	2	5,574	—	—	—	5,576
Stock-based compensation	—	—	5,995	—	—	—	5,995
Tax effect of options exercised	—	—	(186)	—	—	—	(186)
Shares issued from release of Restricted Stock Units	204	2	(3,638)	—	—	—	(3,636)
Repurchase of common stock	(255)	—	—	—	—	(8,464)	(8,464)
Cash dividends declared on common stock, $0.30 per share	—	—	—	(14,820)	—	—	(14,820)
Common stock issued at $34.32 per share for stock bonus	16	—	552	—	—	—	552
Balance, June 30, 2015	49,121	$493	$229,279	$665,914	$(15,882)	$(8,464)	$871,340

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income	$31,560	$32,538
Adjustments to reconcile net income to net cash provided by and used in operating activities:
Gain on sale of assets	(31)	(319)
Depreciation and amortization	14,716	14,785
Gain on contingent consideration adjustment	(245)	—
Deferred income taxes	2,286	43
Noncash compensation related to stock plans	6,588	6,201
Excess tax benefit of options exercised and restricted stock units vested	(60)	(14)
Provision for doubtful accounts	17	141
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(50,480)	(47,732)
Inventories	2,092	(21,597)
Trade accounts payable	4,651	(7,138)
Income taxes payable	9,363	8,170
Accrued profit sharing trust contributions	(2,211)	(2,367)
Accrued cash profit sharing and commissions	7,705	6,157
Other current assets	1,009	(2,294)
Accrued liabilities	(3,499)	1,800
Long-term liabilities	(269)	2,608
Accrued workers’ compensation	356	(162)
Other noncurrent assets	1,204	(318)
Net cash provided by (used in) operating activities	24,752	(9,498)
Cash flows from investing activities
Capital expenditures	(13,534)	(9,298)
Asset acquisitions, net of cash acquired	(779)	—
Proceeds from sale of property and equipment	113	565
Loan made to customer	—	(281)
Loan repayment by customer	243	4
Net cash used in investing activities	(13,957)	(9,010)
Cash flows from financing activities
Deferred and contingent consideration paid for asset acquisition	(1,177)	(1,293)
Repurchase of common stock	(8,464)	—
Repayment of debt and line of credit borrowings	(17)	(41)
Issuance of common stock	5,576	2,626
Excess tax benefit of options exercised and restricted stock units vested	60	14
Dividends paid	(13,768)	(12,207)
Net cash used in financing activities	(17,790)	(10,901)
Effect of exchange rate changes on cash and cash equivalents	(4,700)	(603)
Net decrease in cash and cash equivalents	(11,695)	(30,012)
Cash and cash equivalents at beginning of period	260,307	251,208
Cash and cash equivalents at end of period	$248,612	$221,196
Noncash activity during the period
Noncash capital expenditures	$—	$672
Dividends declared but not paid	7,896	6,853
Issuance of Company’s common stock for compensation	552	402

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries (the “Company”). There were no investments in affiliates that would be considered variable interest entities. All significant intercompany transactions have been eliminated.

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

Out-of-Period Adjustment

In the first quarter of 2014, the Company recorded an out-of-period adjustment, which increased gross profit, income from operations and net income by $2.3 million, $2.0 million and $1.3 million, respectively. The adjustment resulted from an over-statement of prior periods' workers compensation expense, net of cash profit sharing expense, and was not material to the first quarter of 2014 or any prior period's financial statements. While the adjustment was not material to the first quarter of 2014 or any period’s financial statements prior to the first quarter of 2014, such adjustment does affect certain line items for the six-month period ended June 30, 2014.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and incentives, whether actual or estimated, based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectability is reasonably assured and pricing is fixed or determinable. The Company’s general shipping terms are F.O.B. shipping point, and title is transferred and revenue is recognized when the products are shipped to customers. When the Company sells F.O.B. destination point, title is transferred and the Company recognizes revenue on delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and services, though significantly less than 1% of net sales and not material to the condensed consolidated financial statements, are recognized as the services are completed or the software products and services are delivered. If actual costs of sales returns, incentives and discounts were to significantly exceed the recorded estimated allowance, the Company’s sales would be adversely affected.

Net Earnings Per Common Share

Basic earnings per common share are computed based on the weighted-average number of common shares outstanding. Potentially dilutive securities, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per common share to diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Net income available to common stockholders	$21,509	$20,451	$31,560	$32,538
Basic weighted-average shares outstanding	49,254	49,011	49,236	48,955
Dilutive effect of potential common stock equivalents — stock options and restricted stock units	219	216	209	191
Diluted weighted-average shares outstanding	49,473	49,227	49,445	49,146
Earnings per common share:
Basic	$0.44	$0.42	$0.64	$0.66
Diluted	$0.43	$0.42	$0.64	$0.66
Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	—	—	—	—

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

The following table represents the Company’s stock option and restricted stock unit activity for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Stock-based compensation expense recognized in operating expenses	$2,991	$3,264	$6,075	$5,740
Less: Tax benefit of stock-based compensation expense in provision for income taxes	1,082	1,163	2,139	2,073
Stock-based compensation expense, net of tax	$1,909	$2,101	$3,936	$3,667
Fair value of shares vested	$3,211	$3,312	$5,995	$5,691
Proceeds to the Company from the exercise of stock-based compensation	$92	$857	$5,576	$2,626
Tax effect from the exercise of stock-based compensation, including shortfall tax benefits	$(2)	$(51)	$(186)	$(186)

	At June 30,
(in thousands)	2015	2014
Stock-based compensation cost capitalized in inventory	$500	$508

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

The Company’s investments consisted of only United States Treasury securities and money market funds, which are the Company’s primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. The balances of the Company’s primary financial instruments were as follows:

	At June 30,		At December 31,
(in thousands)	2015	2014	2014
Financial instruments	$92,875	$96,996	$99,024

The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Income Taxes

The Company uses an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in each interim period. The effective tax rate was higher in the second quarter and first half of 2015 than in the second quarter and first half of 2014, primarily due to $2.0 million in year to date operating losses, mostly occurring in the Asia/Pacific segment, for which no tax benefit was recorded. The following table presents the Company’s effective tax rates and income tax expense for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	2015	2014
Effective tax rate	38.5%	36.3%	38.4%	37.2%
Provision for income taxes	$13,446	$11,667	$19,637	$19,271

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

Sales Office Closing

During the first quarter of 2015, the Company committed to a plan to close its sales offices located in China, Thailand and Dubai, as well as to reduce its selling activities in Hong Kong, due to continued losses in the region. The closures are expected to be substantially completed by December 2015. As a result, the Company recorded employee severance obligation expenses of $1.4 million, with most of the amount paid by the Company in April 2015 and June 2015. Most of the severance obligation expense was charged to operating expenses, with less than $0.1 million recorded to cost of sales. The following table provides a rollforward of the liability balance for these costs incurred as of June 30, 2015:

In thousands	Employee Severance Obligation	Other Associated Costs	Total
Balance at March 31, 2015	$796	$85	$881
Charges	562	461	1,023
Cash payments	(1,123)	(70)	(1,193)
Balance at June 30, 2015	$235	$476	$711

Until the office closings are finalized, estimated additional severance expense, retention bonuses and professional fees of $1.1 million will be recorded as commitment requirements are met or services are received. The estimated costs disclosed are based on a number of assumptions, and actual results could materially differ.

All of the office locations that are being closed are leased, with remaining future minimum lease obligations of $1.0 million, and will continue to be occupied while the Company considers options for early termination of the leases. If the Company terminates a lease early with no sub-lease or concessions received from the landlord and the location is no longer in use, the remaining obligation will be determined and expensed at that time. As of June 30, 2015, remaining long-lived assets were $0.1 million, consisting mostly of office equipment and vehicles, which will either be sold or depreciated on an accelerated basis to their salvage value. Total accelerated depreciation expense of $0.2 million was recorded in the first half of 2015, nearly all as operating expenses.

Recently Issued Accounting Standards

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2014 Annual Report on Form 10-K, except for the following:

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, (Topic 330), Simplifying the Measurement of Inventory (“ASU 2015-11”). The objective is to reduce the complexity related to inventory subsequent measurement and disclosure requirements. ASU 2015-11 amendments do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments more closely align with the measurement of inventory in International Financial Reporting Standards. ASU 2015-11 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the effect (if any) that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosure.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05 (Subtopic 340-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05"). The guidance in this Subtopic applies only to internal-use software that a customer obtains access to in a hosting arrangement. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. With an election to adopt prospectively or retrospectively, this ASU will be effective for annual periods beginning after December 15, 2015. The Company does not believe ASU 2015-11 will have a material effect on its consolidated financial statements and footnote disclosures.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not or is not expected to have a material effect on the Company’s consolidated financial statements.

2.    Trade Accounts Receivable, Net

Trade accounts receivable consisted of the following:

	At June 30,		At December 31,
(in thousands)	2015	2014	2014
Trade accounts receivable	$144,935	$141,565	$95,033
Allowance for doubtful accounts	(829)	(936)	(929)
Allowance for sales discounts and returns	(3,161)	(2,826)	(2,089)
	$140,945	$137,803	$92,015

3.    Inventories

Inventories consisted of the following:

	At June 30,		At December 31,
(in thousands)	2015	2014	2014
Raw materials	$92,101	$90,541	$97,732
In-process products	20,606	20,810	19,496
Finished products	99,586	107,685	99,317
	$212,293	$219,036	$216,545

4.    Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:

	At June 30,		At December 31,
(in thousands)	2015	2014	2014
Land	$29,097	$30,242	$29,390
Buildings and site improvements	173,070	177,604	175,058
Leasehold improvements	5,616	5,531	5,602
Machinery, equipment, and software	228,813	232,479	228,440
	436,596	445,856	438,490
Less accumulated depreciation and amortization	(252,479)	(245,806)	(245,383)
	184,117	200,050	193,107
Capital projects in progress	22,720	6,513	13,920
	$206,837	$206,563	$207,027

5.    Goodwill and Intangible Assets, Net

Goodwill was as follows:

	At June 30,		At December 31,
(in thousands)	2015	2014	2014
North America	$84,311	$84,806	$84,526
Europe	39,049	42,632	37,788
Asia/Pacific	1,467	1,793	1,567
Total	$124,827	$129,231	$123,881

Amortizable and indefinite-lived intangible assets, net, were as follows:

	At June 30, 2015
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$29,426	$(16,351)	$13,075
Europe	30,701	(13,033)	17,668
Total	$60,127	$(29,384)	$30,743

	At June 30, 2014
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$34,514	$(17,929)	$16,585
Europe	33,202	(11,731)	21,471
Total	$67,716	$(29,660)	$38,056

	At December 31, 2014
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$29,455	$(14,719)	$14,736
Europe	29,419	(11,568)	17,851
Total	$58,874	$(26,287)	$32,587

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense for definite-lived intangible assets during the three months ended June 30, 2015 and 2014, totaled $1.5 million and $1.5 million, respectively, and during the six months ended June 30, 2015 and 2014, totaled $3.1 million and $3.7 million, respectively.

Indefinite-lived intangible assets include an in-process research and development asset and a trade name totaling $2.2 million, $2.3 million and $2.1 million at June 30, 2015, June 30, 2014 and December 31, 2014, respectively.

At June 30, 2015, estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)
Remaining six months of 2015	$3,070
2016	5,957
2017	4,263
2018	3,315
2019	3,286
2020	3,257
Thereafter	5,365
$28,513

The changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2015, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2014	$123,881	$32,587
Acquisitions	556	653
Amortization	—	(3,096)
Foreign exchange	390	599
Balance at June 30, 2015	$124,827	$30,743

6.    Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at June 30, 2015, was $304.4 million, including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300.0 million in available credit. This credit facility will expire in July 2017. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR1screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at June 30, 2015, the LIBOR Rate was 0.19%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio.

The Company’s unused borrowing capacity under other revolving credit lines and a term note totaled $4.4 million at June 30, 2015. The other revolving credit lines and term note charge interest ranging from 0.79% to 7.25%, have maturity dates from December 2015 to July 2017, and had outstanding balances of $62 thousand and $18 thousand at June 30, 2014, and December 31, 2014, respectively, and no outstanding balances at June 30, 2015. The Company was in compliance with its financial covenants at June 30, 2015.

7.    Commitments and Contingencies

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.  The resolution of claims and litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

Pending Claims

The following lawsuits, which all alleged premature corrosion of the Company’s strap tie holdown products in a housing development known as Ocean Pointe in Honolulu, Hawaii, have been resolved by means of a written settlement agreement (the “Settlement”): Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4,” and collectively, the “Cases”). Cases 1 and 4 were homeowner class actions consolidated for all purposes. The Hawaii First District Circuit Court had previously granted the Company summary judgment on all claims asserted by the plaintiff homeowners against the Company in Cases 1 and 4. The Court further granted the Company summary judgment on various claims and cross-claims asserted by the housing developer and sub-contractor defendants against the Company. The only claim remaining against the Company in any of the Cases, which was asserted by the developer and sub-contractor defendants for alleged negligent misrepresentation, was resolved pursuant to the Settlement without adjudication or any admission of liability by the Company. The Settlement may not be used as evidence of liability against any party. The Court granted final approval of the Settlement on June 19, 2015, and the Cases will be dismissed in due course. The Company incurred no uninsured liability to the homeowner plaintiffs, or to the developer or sub-contractor defendants, in connection with the Cases or the Settlement.

The following insurance coverage lawsuits related to the above-referenced Cases have also been resolved through settlement: National Union Fire Insurance Company of Pittsburgh, PA v. Simpson Manufacturing Company, Inc., et al., Civil No. 11-00254 ACK (the "National Union Action"); Fireman’s Fund Insurance Company v. Hartford Fire Insurance Company, Civil No. 11 1789 SBA (the “Fireman’s Fund Action”); and Simpson Manufacturing Company, Inc, et al. v. National Union Fire Insurance Company, et al., Case No. CGC-11-516046 (collectively the “Insurance Coverage Cases”). These Insurance Coverage Cases will be dismissed in due course after the Company’s insurance companies make agreed contributions to the above-referenced Settlement. The Company incurred no liability in connection with the Insurance Coverage Cases.

Nishimura v. Gentry Homes, Ltd; Simpson Manufacturing Co., Inc.; and Simpson Strong-Tie Company, Inc., Civil no. 11-1-1522-7, was filed in the Circuit Court of the First Circuit of Hawaii on July 20, 2011.  The Nishimura case alleges premature corrosion of the Company’s strap tie holdown products in a housing development at Ewa Beach in Honolulu, Hawaii.  In February 2012, the Court dismissed three of the five claims the plaintiffs had asserted against the Company. In December 2013, the Court granted the Company's motion for summary judgment on the remaining claims. The Plaintiffs continue to prosecute their claims against the developer of their properties, and on April 1, 2015, filed a motion to seek certification to proceed on behalf of a class of homeowner plaintiffs. As a result of the Court's prior rulings, there are currently no claims pending against the Company.

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

Other

Corrosion, hydrogen enbrittlement, cracking, material hardness, wood pressure-treating chemicals, misinstallations, misuse, design and assembly flaws, manufacturing defects, labeling defects, adulteration, environmental conditions, or other factors can contribute to failure of fasteners, connectors, anchors, adhesives, specialty chemicals, such as fiber reinforced polymers, and tool products.  On occasion, some of the products that the Company sells have failed, although the Company has not incurred any material liability resulting from those failures.  The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions.  The Company subjects its products to extensive testing, with results and conclusions published in Company catalogues and on its websites. Based on test results to date, the Company believes that, generally, if its products are appropriately selected, installed and used in accordance with the Company’s guidance, they may be reliably used in appropriate applications.

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

The fair value of each restricted stock unit award is estimated on the date of the award, based on the closing market price of the underlying stock on the day preceding the date of the award. On February 2, 2015, 330,497 restricted stock units were awarded to employees and 8,550 were awarded to the Company’s non-employee directors, at an estimated value of $32.64 per share, based on the closing price on January 30, 2015. The restrictions on these awards generally lapse one quarter on the date of the award and one quarter on each of the first, second and third anniversaries of the date of the award. On April 21, 2015, 1,950 restricted stock units were awarded to each of the Company’s six non-employee directors at an estimated value of $36.33 per share based on the closing price on April 20, 2015. Restrictions on 100% of such restricted stock units lapsed on the award date.

The following table summarizes the Company’s unvested restricted stock unit activity for the six months ended June 30, 2015:

	Shares	Weighted- Average Price	Aggregate Intrinsic Value *
Unvested Restricted Stock Units (RSUs)	(in thousands)		(in thousands)
Outstanding at January 1, 2015	504	$31.67
Awarded	351
Vested	(315)
Forfeited	(3)
Outstanding at June 30, 2015	537	$31.56	$18,252
Outstanding and expected to vest at June 30, 2015	525	$31.56	$17,840

*	The intrinsic value is calculated using the closing price per share of $34.00 as reported by the New York Stock Exchange on June 30, 2015.

Based on the market value on the award date, the total intrinsic value of vested restricted stock units during the six-month periods ended June 30, 2015 and 2014, was $10.1 million and $8.0 million, respectively.

No stock options were granted in 2014 or in the first six months of 2015. As of June 30, 2015, there were no options outstanding and expected to vest stock. The following table summarizes the Company’s stock option activity for the six months ended June 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value *
Non-Qualified Stock Options	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2015	855	$29.48
Exercised	(189)
Forfeited	(2)
Outstanding and exercisable at June 30, 2015	664	$29.50	2.6	$2,987

*
The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the stock option, using the closing price per share of $34.00 as reported by the New York Stock Exchange on June 30, 2015.

The total intrinsic value of stock options exercised during the six-month periods ended June 30, 2015 and 2014, was $1.2 million and $0.5 million, respectively.

As of January 1, 2015, there were 99 thousand unvested stock options with a weighted average grant-date fair value of $10.33 per share. These stock options vested in the first quarter of 2015 and, as of June 30, 2015, the Company had no unvested stock options.

As of June 30, 2015, $20.2 million of total unrecognized compensation cost was related to unvested stock-based compensation arrangements under the 2011 Incentive Plan for awards made through February 2015 and those expected to be made through February 2016. The portions of this cost related to restricted stock units awarded through February 2015 are expected to be recognized over a weighted-average period of 2.1 years.

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

The following tables illustrate certain measurements used by management to assess the performance as of or for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net Sales
North America	$183,381	$168,600	$333,705	$305,482
Europe	30,627	35,041	53,414	62,688
Asia/Pacific	2,657	4,269	6,037	8,028
Total	$216,665	$207,910	$393,156	$376,198
Sales to Other Segments*
North America	$720	$963	$1,604	$2,093
Europe	92	160	391	626
Asia/Pacific	5,820	4,256	10,664	7,328
Total	$6,632	$5,379	$12,659	$10,047
Income (Loss) from Operations
North America	$35,249	$30,123	$55,715	$52,685
Europe	3,328	3,755	1,696	2,836
Asia/Pacific	(1,371)	(484)	(2,174)	(1,636)
Administrative and all other	(2,197)	(1,261)	(3,951)	(2,147)
Total	$35,009	$32,133	$51,286	$51,738

* The sales to other segments are eliminated in consolidation.

			At
	At June 30,		December 31,
(in thousands)	2015	2014	2014
Total Assets
North America	$716,222	$659,307	$679,844
Europe	177,227	205,570	180,005
Asia/Pacific	27,517	29,868	29,552
Administrative and all other	74,891	88,589	83,664
Total	$995,857	$983,334	$973,065

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $165.0 million, $131.6 million, and $167.4 million, as of June 30, 2015 and 2014, and December 31, 2014, respectively.

The following table illustrates the distribution of the Company’s net sales by product group for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Wood Construction Products	$184,133	$176,363	$335,512	$321,042
Concrete Construction Products	32,375	31,493	57,385	55,031
Other	157	54	259	125
Total	$216,665	$207,910	$393,156	$376,198

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

10.    Subsequent Events

In July 2015, the Company’s Board of Directors declared a cash dividend of $0.16 per share, estimated to total $7.9 million, to be paid on October 22, 2015, to stockholders of record on October 1, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This document contains forward-looking statements, based on numerous assumptions and subject to risks and uncertainties, such as statements below regarding sales, sales trends, profits (including as to the Europe segment), losses, gross profit margins, effective tax rate, capital spending and steel prices for any future period. Although the Company believes that the forward-looking statements are reasonable, it does not and cannot give any assurance that its beliefs and expectations will prove to be correct. Many factors could significantly affect the Company’s operations and cause the Company’s actual results to be substantially different from the Company’s expectations. Those factors include, but are not limited to: (i) general economic and construction business conditions; (ii) customer acceptance of the Company's products; (iii) relationships with key customers; (iv) materials and manufacturing costs; (v) the financial condition of customers, competitors and suppliers; (vi) technological developments; (vii) increased competition; (viii) changes in capital and credit market conditions; (ix) governmental and business conditions in countries where the Company's products are manufactured and sold; (x) changes in trade regulations; (xi) the effect of acquisition activity; (xii) changes in the Company's plans, strategies, objectives, expectations or intentions; (xiii) material weaknesses, if any, in the Company's disclosure controls and procedures; and (xiv) other risks and uncertainties indicated from time to time in the Company's filings with the U.S. Securities and Exchange Commission. See “Part II, Item 1A - Risk Factors.” Actual results might differ materially from results suggested by any forward-looking statements in this report. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and six months ended June 30, 2015. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

Overview

The Company designs, manufactures and sells building construction products that are of high quality and performance, easy to use and cost-effective for customers. It operates in three business segments determined by geographic region: North America, Europe and Asia/Pacific. The North America, Europe and Asia/Pacific segments all sell both wood construction products and concrete construction products. The Company’s stated goals are to strengthen its core wood construction products, expand its global footprint to be less dependent on housing starts in the United States and continue to invest in strategic initiatives, such as expanding its offering of concrete construction products, particularly specialty chemicals, and wood construction products, particularly fasteners, truss plates and truss design software.

The North America segment sells more wood construction product than concrete construction product. Due to improved economic conditions, including an increase in housing starts, net sales in most regions of the segment have been trending up, primarily due to increases in unit sales volumes. Based on current information and subject to future events and circumstances, the Company expects this sales trend to continue in the third quarter of 2015. In the second quarter, the Company signed a contract to acquire a facility in the United States for the purposes of consolidating into one location its two leased United States chemical manufacturing operations and its concrete products research and development activities.

The Europe segment sells more wood construction product than concrete construction product. While net sales decreased in U.S. dollar terms, net sales reported in local currencies increased moderately in the second quarter of 2015 compared to the second quarter of 2014. Given the number of factors influencing the Europe segment, the Company cannot predict whether this is a trend that will continue into the third quarter or second half of 2015. Based on current information and subject to future events and circumstances, the Company estimates that the Europe segment will report an operating profit in 2015.

Due to the planned closure of the Asia sales offices, the Asia/Pacific segment will incur additional expenses in 2015. Based on this and other factors, the Company expects the Asia/Pacific segment to report an operating loss for 2015. See Note 1 - Sales Office Closing.

The Admin and all other segment includes expenses such as stock compensation for certain members of management, interest expense, self-insured workers compensation claims, if any, for certain members of management, foreign exchange gains or losses and income tax expense. It also includes revenues and expenses related to real estate activities, such as rental income and associated expenses on the Company’s facility in Vacaville, California, which the Company has leased to a third party for a term expiring in August 2020.

The Company has continued to benefit from steady housing starts, primarily in the North American segment, with increased sales volumes in the second quarter of 2015. Unlike lumber or other products that have a more direct correlation to housing starts, however, the Company’s products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. The Company’s products are used in a sequential process that follows the construction process. Residential and commercial construction begins with the foundation, followed by the wall and the roof systems, and the installation of the Company’s products flow into a project or a house according to these schedules. Foundation product sales could be considered a leading indicator for the Company. Sales of these products in the second quarter of 2015 increased slightly compared to the same period in 2014.

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

Results of Operations for the Three Months Ended June 30, 2015, Compared with the Three Months Ended June 30, 2014

Net sales increased 4.2% to $216.7 million in the second quarter of 2015 from $207.9 million in the second quarter of 2014. The Company had net income of $21.5 million in the second quarter of 2015 compared to $20.5 million in the second quarter of 2014. Diluted net income per common share was $0.43 for the second quarter of 2015 compared to $0.42 for the second quarter of 2014.

The following table illustrates the differences in the Company’s operating results in the three months ended June 30, 2015, from the three months ended June 30, 2014 and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2014	America	Europe	Pacific	All Other	2015
Net sales	$207,910	$14,781	$(4,414)	$(1,612)	$—	$216,665
Cost of sales	111,993	8,735	(2,191)	(456)	266	118,347
Gross profit	95,917	6,046	(2,223)	(1,156)	(266)	98,318
Research and development and other engineering expense	10,094	694	(153)	(118)	—	10,517
Selling expense	24,213	(276)	(398)	(516)	(10)	23,013
General and administrative expense	29,511	507	(1,240)	336	680	29,794
Gain on sale of assets	(34)	(5)	(5)	29	—	(15)
Income from operations	32,133	5,126	(427)	(887)	(936)	35,009
Interest expense, net	(15)	51	(61)	4	(33)	(54)
Income before income taxes	32,118	5,177	(488)	(883)	(969)	34,955
Provision for income taxes	11,667	1,694	(88)	256	(83)	13,446
Net income	$20,451	$3,483	$(400)	$(1,139)	$(886)	$21,509

Net sales

The following table represents net sales by segment for the three-month periods ended June 30, 2014 and 2015:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three Months Ended
June 30, 2014	168,600	35,041	4,269	$207,910
June 30, 2015	183,381	30,627	2,657	216,665
Increase (decrease)	$14,781	$(4,414)	$(1,612)	$8,755
Percentage increase (decrease)	8.8%	(12.6)%	(37.8)%	4.2%

The following table represents segment net sales as percentages of total net sales for the three-month periods ended June 30, 2014 and 2015:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2014 net sales	81.1%	16.9%	2.1%	100.0%
Percentage of total 2015 net sales	84.6%	14.1%	1.3%	100.0%

The Company's net sales increased in the North America segment and decreased in the Europe segment in the second quarter of 2015 compared to the second quarter of 2014.

Segment net sales:

•
North America - Net sales increased 8.8% in the second quarter of 2015 compared to the second quarter of 2014, due to increased unit sales volumes in the United States on improved economic activity. Canadian net sales decreased mostly due to the effects of foreign currency translations, partly offset by increased unit sales volumes. The Company calculated that Canada's second quarter 2015 net sales were negatively affected by approximately $1.5 million due to the Canadian dollar weakening against the United States dollar. In Canadian dollars, Canada's overall net sales increased in the second quarter of 2015 compared to the second quarter 2014.

•
Europe - Net sales decreased 12.6% in the second quarter of 2015 compared to the second quarter of 2014, mostly due to the effects of foreign currency translations. Net sales were also affected by an increase in unit sales volume and a slight decrease in average sales prices. The Company calculated that Europe's second quarter 2015 net sales were negatively affected by approximately $6.0 million due to European currencies weakening against the United States dollar. In local currencies, Europe's overall net sales increased in the second quarter of 2015 compared to the second quarter 2014.

Consolidated net sales channels and product groups:

•
Net sales to contractor distributors, lumber dealers, dealer distributors and home centers increased in the second quarter of 2015 compared to the second quarter of 2014, due to increased home construction activity.

•
Wood construction product net sales, including connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% of total Company net sales in the second quarters of both 2015 and 2014.

•
Concrete construction product sales, including adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% of total Company net sales in the second quarters of both 2015 and 2014.

Gross profit

The following table represents gross profit by segment for the three-month periods ended June 30, 2014 and 2015:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three Months Ended
June 30, 2014	$80,698	14,207	850	162	$95,917
June 30, 2015	86,744	11,984	(306)	(104)	98,318
Increase (decrease)	$6,046	$(2,223)	$(1,156)	$(266)	$2,401
Percentage increase (decrease)	7.5%	(15.6)%	(136.0)%	*	2.5%

* The statistic is not meaningful or not material.

The following table represents gross profit as a percentage of sales by segment for the three months ended June 30, 2014 and 2015:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2014 gross profit percentage	47.9%	40.5%	19.9%	*	46.1%
2015 gross profit percentage	47.3%	39.1%	(11.5)%	*	45.4%

* The statistic is not meaningful or not material.

Gross profit increased to $98.3 million in the second quarter of 2015 from $95.9 million in the second quarter of 2014. Gross profit as a percentage of net sales decreased to 45.4% in the second quarter of 2015 from 46.1% in the second quarter of 2014.

•
North America - Gross profit margin decreased to 47.3% in the second quarter of 2015 from 47.9% in the second quarter of 2014, primarily as a result of increases in material, labor and warehousing costs, each as a percentage of net sales, partly offset by a decrease in factory overhead, as a percentage of net sales.

•
Europe - Gross profit margin decreased to 39.1% in the second quarter of 2015 from 40.5% in the second quarter of 2014, as a result of increases in material costs and labor, each as a percentage of sales, partly offset by a decrease in factory overhead, on increased production volumes, as a percentage of sales.

•
Product mix - The gross profit margin differential between wood construction products and concrete construction products, which have lower gross profit margins, was 15% and 13% in the second quarters of 2015 and 2014, respectively. The increased gross profit differential between the two product groups, coupled with increased concrete construction product sales in 2015, also negatively affected the gross profit margin.

Research and development and engineering expense

Research and development and engineering expense increased 4.2% to $10.5 million in the second quarter of 2015 from $10.1 million in the second quarter of 2014, primarily due to an increase of $0.3 million in personnel costs related to the addition of staff and pay rate increases instituted in January 2015 and $0.3 million in professional fees, partly offset by a decrease of $0.2 million in stock-based compensation, all of which occurred in the North America segment.

Selling expense

Selling expense decreased 5.0% to $23.0 million in the second quarter of 2015 from $24.2 million in the second quarter of 2014, primarily due to decreases of $0.8 million in professional fees, $0.4 million in personnel costs and $0.4 million in advertising and promotional costs, partly offset by an increase of $0.4 million in commissions and cash profit sharing expense.

•
North America - Selling expense decreased $0.3 million, primarily due to a decrease of $0.8 million in professional fees and $0.3 million in advertising and promotional costs for new product catalogues, partly offset by increases of $0.6 million in commissions and cash profit sharing expense and $0.3 million in personnel costs related to the addition of staff and pay rate increases instituted in January 2015.

•	Europe - Selling expense decreased $0.4 million, primarily due to a decrease of $0.5 million in personnel costs related to the effects of foreign currency translations.

•
Asia/Pacific - Selling expense decreased $0.5 million, primarily due to decreases of $0.2 million in personnel costs and $0.2 million in commissions and cash profit sharing expense, both related to the closing of three sales offices and downsizing one sales office.

General and administrative expense

General and administrative expense increased 1.0% to $29.8 million in the second quarter of 2015 from $29.5 million in the second quarter of 2014, primarily due to increases of $0.6 million in stock-based compensation expense, $0.2 million in facility maintenance expense and $0.2 million in personnel costs, partly offset by a net increase of $0.7 million in foreign currency gains.

•
North America - General and administrative expense increased $0.5 million, primarily due to increases of $0.3 million in facility maintenance expense and $0.2 million in personnel costs related to the addition of staff and pay rate increases instituted in January 2015, partly offset by a net increase of $0.2 million in foreign currency gains.

•
Europe - General and administrative expense decreased by $1.2 million, primarily due to the translation of local currencies into the United States dollar. The decreases in general and administrative expenses were partly offset by net increase of $0.5 million in foreign currency gains.

•	Administrative and Other - General and administrative expense increased by $0.7 million, primarily due to a net increase of $0.4 million in stock-based compensation expense.

Income taxes

The effective income tax rate for the second quarter of 2015 was 38.5% as compared to 36.3% for the second quarter of 2014. The effective income tax rate was higher, primarily due to $2.0 million in operating losses, mostly occurring in the Asia/Pacific segment, for which no tax benefit was recorded.

Results of Operations for the Six Months Ended June 30, 2015, Compared with the Six Months Ended June 30, 2014

Net sales increased 4.5% to $393.2 million in the first half of 2015 from $376.2 million in the first half of 2014. The Company had net income of $31.6 million in the first half of 2015 compared to $32.5 million in the first half of 2014. Diluted net income per common share was $0.64 for the first half of 2015 compared to $0.66 for the first half of 2014. An out of period adjustment recorded in the first half of 2014 relating to a non-reoccurring correction had the effect of increasing that period's net income by $1.3 million, or the equivalent of $0.026 per share.

The following table illustrates the differences in the Company’s operating results in the six months ended June 30, 2015, from the six months ended June 30, 2014 and the increases or decreases for each category by segment:

	Six Months Ended					Six Months Ended
		Increase (Decrease) in Operating Segment
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2014	America	Europe	Pacific	All Other	2015
Net sales	376,198	$28,223	$(9,274)	$(1,991)	$—	$393,156
Cost of sales	202,518	20,761	(5,984)	(588)	633	217,340
Gross profit	173,680	7,462	(3,290)	(1,403)	(633)	175,816
Research and development and other engineering expense	19,794	1,254	(228)	(107)	—	20,713
Selling expense	46,032	786	(865)	(354)	21	45,620
General and administrative expense	56,435	2,063	(988)	(433)	1,150	58,227
Gain on sale of assets	(319)	329	(69)	29	—	(30)
Income from operations	51,738	3,030	(1,140)	(538)	(1,804)	51,286
Interest income (expense), net	71	23	(140)	(1)	(42)	(89)
Income before income taxes	51,809	3,053	(1,280)	(539)	(1,846)	51,197
Provision for income taxes	19,271	877	(384)	422	(549)	19,637
Net income	$32,538	$2,176	$(896)	$(961)	$(1,297)	$31,560

Net sales

The following table represents net sales by segment for the six-month periods ended June 30, 2014 and 2015:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Six Months Ended
June 30, 2014	$305,482	$62,688	$8,028	$376,198
June 30, 2015	333,705	53,414	6,037	393,156
Increase (decrease)	$28,223	$(9,274)	$(1,991)	$16,958
Percentage increase (decrease)	9.2%	(14.8)%	(24.8)%	4.5%

The following table represents segment net sales as percentages of total net sales for the six-month periods ended June 30, 2014 and 2015:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2014 net sales	81.2%	16.7%	2.1%	100.0%
Percentage of total 2015 net sales	84.9%	13.6%	1.5%	100.0%

The Company's net sales increased in the North America segment and decreased in the Europe and Asia/Pacific segments in the first half of 2015 compared to the first half of 2014.

Segment net sales:

•
North America - Net sales increased 9.2% in the first half of 2015 compared to the first half of 2014, due to increased unit sales volumes in the United States on improved economic activity. Canadian net sales decreased mostly due to the effects of foreign currency translations, partly offset by an increase in unit sales volumes. The Company calculated that Canada's first half 2015 net sales were negatively affected by approximately $2.5 million due to the Canadian dollar weakening against the United States dollar. In Canadian dollars, Canada's overall net sales increased slightly in the first half of 2015 compared to the first half of 2014.

•
Europe - Net sales decreased 14.8% in the first half of 2015 compared to the first half of 2014, mostly due to the effects of foreign currency translations. The Company calculated that Europe's first half 2015 net sales were negatively affected by approximately $10.0 million due to European currencies weakening against the United States dollar. In local currencies, Europe's overall net sales increased in the first half of 2015 compared to the first half of 2014 due to an increase in unit sales volume.

Consolidated net sales channels and product groups:

•
Net sales to contractor distributors, dealer distributors, lumber dealers and home centers increased in the first half of 2015 compared to the first half of 2014, due to increased home construction activity.

•
Wood construction product net sales, including connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% of total Company net sales in the first half of both 2015 and 2014.

•
Concrete construction product sales, including adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% of total Company net sales in the first half of both 2015 and 2014.

Gross profit

The following table represents gross profit by segment for the six-month periods ended June 30, 2014 and 2015:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Six Months Ended
June 30, 2014	$147,990	$23,971	$1,606	$113	$173,680
June 30, 2015	155,452	20,681	203	(520)	175,816
Increase (decrease)	$7,462	$(3,290)	$(1,403)	$(633)	$2,136
Percentage increase (decrease)	5.0%	(13.7)%	(87.4)%	*	1.2%

* The statistic is not meaningful or not material.

The following table represents gross profit as a percentage of sales by segment for the six-month periods ended June 30, 2014 and 2015:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2014 gross profit percentage	48.4%	38.2%	20.0%	*	46.2%
2015 gross profit percentage	46.6%	38.7%	3.4%	*	44.7%

* The statistic is not meaningful or not material.

Gross profit increased to $175.8 million in the first half of 2015 from $173.7 million in the first half of 2014. Gross profit as a percentage of net sales decreased to 44.7% in the first half of 2015 from 46.2% in the first half of 2014, partly due to a non-reoccurring $2.3 million correction to workers' compensation expense in the North America segment that increased the Company's first half of 2014 gross profit by 0.6% of net sales and increases in material costs. Based on current information and subject to future events and circumstances, the Company estimates that its 2015 full year gross margin will be between 44% and 46%.

•
North America - Gross profit margin decreased to 46.6% in the first half of 2015 from 48.4% in the first half of 2014, primarily as a result of increases in all costs, each as a percentage of net sales. The increase in factory overhead cost as a percentage of net sales was primarily due to a non-reoccurring $2.3 million correction to workers' compensation expense that increased the first half of 2014 gross profit margin by 0.8%.

•
Europe - Gross profit margin increased slightly to 38.7% in the first half of 2015 from 38.2% in the first half of 2014, as a result of decreases in factory overhead (on increased production volumes), material costs, and warehousing costs, each as a percentage of sales, partly offset by increases in the costs of labor and shipping, as a percentage of sales.

•
Product mix - The gross profit margin differential between wood construction products and concrete construction products, which have lower gross profit margins, was 16% and 14% in the first half of 2015 and 2014, respectively. The increased gross profit differential between the two product groups, coupled with increased concrete construction product sales in 2015, also negatively affected the gross profit margin.

•
Steel prices - Given current conditions, including anti-dumping and countervailing duty trade cases filed by United States steel producers, steel prices are expected to increase during the third quarter of 2015 but there remains a great deal of uncertainty.

Research and development and engineering expense

Research and development and engineering expense increased 4.6% to $20.7 million in the first half of 2015 from $19.8 million in the first half of 2014, primarily due to an increase of $1.1 million in personnel costs related to the addition of staff and pay rate increases instituted in January 2015 in the North America segment, partly offset by a decrease of $0.3 million in stock-based compensation costs, mostly in the North America segment.

Selling expense

Selling expense decreased 0.9% to $45.6 million in the first half of 2015 from $46.0 million in the first half of 2014, primarily due to a decrease of $0.5 million in professional fees, mostly in the North America segment.

General and administrative expense

General and administrative expense increased 3.2% to $58.2 million in the first half of 2015 from $56.4 million in the first half of 2014, primarily due to increases of $1.3 million in personnel costs and $0.9 million in stock-based compensation expense, a net increase of $0.6 million in foreign currency losses, and partly offset by decreases of $0.6 million in amortization expense and $0.3 million in professional fees.

•
North America - General and administrative expense increased $2.1 million, primarily due to increases of $1.2 million in personnel costs related to the addition of staff and pay rate increases instituted in January 2015, $0.5 million in professional fees and $0.2 million in stock-based compensation costs, partly offset by a decrease of $0.4 million in amortization expense.

•
Europe - General and administrative expense decreased by $1.0 million, primarily due to the translation of local currencies into the United States dollar, which resulted in decreased expenses compared to prior years. The decreases in general and administrative expenses were partly offset by net increase of $0.5 million in foreign currency losses.

•
Administrative and Other - General and administrative expense increased by $1.2 million primarily due to increases of $0.5 million in stock-based compensation expense and $0.4 million in personnel costs related to the addition of staff and pay rate increases instituted in January 2015 and a net increase of $0.4 million in foreign currency losses, partly offset by a decrease of $0.9 million in professional fees.

Income taxes

The effective income tax rate for the first half of 2015 was 38.4% as compared to 37.2% for the first half of 2014. The effective income tax rate was higher due to increased operating losses in the first half of 2015, primarily due to $2.0 million in operating losses, mostly occurring in the Asia/Pacific segment, for which no tax benefit was recorded. Based on current information and subject to future events and circumstances, the Company estimates that its 2015 effective tax rate will be between 37% and 39%.

Recently Issued Accounting Standards

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, (Topic 330), Simplifying the Measurement of Inventory (“ASU 2015-11”). The objective is to reduce the complexity related to inventory subsequent measurement and disclosure requirements. ASU 2015-11 amendments do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments more closely align with the measurement of inventory in International Financial Reporting Standards. ASU 2015-11 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the effect (if any) that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosure.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05 (Subtopic 340-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05"). The guidance in this Subtopic applies only to internal-use software that a customer obtains access to in a hosting arrangement. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. With an election to adopt prospectively or retrospectively, ASU 2015-05 will be effective for annual periods beginning after December 15, 2015. The Company does not believe ASU 2015-11 will have a material effect on its consolidated financial statements and footnote disclosures.

Liquidity and Sources of Capital

Cash Flows Used in Operating Activities

As of June 30, 2015, working capital was $521.3 million compared to $498.7 million at June 30, 2014, and $509.8 million at December 31, 2014. The increase in working capital from December 31, 2014, was primarily due to an increase of $48.9 million in trade accounts receivable from seasonal increases in net sales during the second quarter of 2015 compared to the fourth quarter of 2014 and a decrease of $2.2 million in accrued profit sharing trust, due to the 2014 contribution paid in the first quarter of 2015, partially offset by higher accrued contributions through the first six months of 2015. The increase in working capital from December 31, 2014, was partly offset by decreases of $11.7 million in cash and cash equivalents, $7.2 million in other current assets, $4.3 million in inventory and $1.1 million in deferred income taxes, and increases of $7.7 million in accrued cash profit sharing, $4.1 million in trade accounts payable and $3.2 million in income taxes payable. The decrease in cash and cash equivalents was primarily due to $13.5 million in capital expenditures and payment of accrued profit sharing trust contributions in the first half of 2015, partly offset by the increase of $3.0 from the issuance of common stock from the exercise of stock options. The decrease in other current assets is primarily due to a decrease in income tax refunds receivable. The decrease in inventory is primarily due to increased raw material utilization in support of increased net sales in the first half of 2015, compared to the fourth quarter of 2014, and the decrease in deferred income taxes is primarily due to the tax effect of vesting and services inception charges on stock-based compensation. The increase in accrued in cash profit sharing and commissions was due to higher qualifying operating profits in the second quarter of 2015, compared to the fourth quarter of 2014. The increase in trade accounts payable was due to increased raw material purchases in the second quarter of 2015 in support of increased net sales, and the increase in income taxes payable was primarily due to the timing of the second quarter 2015 estimated income tax payments, which will occur in the third quarter of 2015. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $31.6 million and noncash expenses, primarily charges for depreciation, amortization, and stock-based compensation totaling $21.1 million, resulted in net cash provided by operating activities of $24.8 million. Based on current information and subject to future events and circumstances, the Company estimates that its 2015 full year depreciation and amortization expense will be between $29.0 to $31.0 million, of which $23.0 million to $25.0 million will be depreciation. As of June 30, 2015, the Company had unused credit available of $304.4 million, including a $300.0 million credit facility.

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

Cash Flows Used in Investing Activities

For the six months ended June 30, 2015, the Company’s investing activities used cash of $14.0 million, including $13.5 million in capital expenditures. The Company’s capital expenditures were primarily to develop software in North America and to improve information technology support systems. Based on current information and subject to future events and circumstances, the Company estimates that its full-year capital spending will be $30 million to $33 million in 2015 excluding software development and a real estate project in the United States to begin later this year. The project will combine the operations of two rented chemical facilities into one owned facility. The Company estimates costs related to the real estate project and improvements will be $12.0 to $15.0 million in 2015 and $7.0 to $10.0 million in 2016.

For the six months ended June 30, 2014, the Company’s investing activities used cash of $9.0 million, including $9.3 million in capital expenditures, partly offset by proceeds from the sale of assets of $0.6 million. The Company’s capital expenditures were primarily to increase manufacturing capacity in North America and to improve information technology support systems.

Cash Flows Used in Financing Activities

For the six months ended June 30, 2015, the Company’s financing activities used net cash of $17.8 million, including $13.8 million in dividend payments, $8.5 million for the repurchase of common stock, $0.7 million in deferred purchase price payments and $0.5 million in contingent consideration related to prior years acquisitions, partly offset by $5.6 million from the issuance of common stock on the exercise of stock options. In July 2015, the Company’s Board of Directors declared a cash dividend of $0.16 per share, estimated to total $7.9 million, to be paid on October 22, 2015, to stockholders of record on October 1, 2015. The Company’s Board of Directors has authorized up to $50.0 million, for the repurchase of common stock in 2015, $41.5 million of which remained available at June 30, 2015.

For the six months ended June 30, 2014, the Company’s financing activities used net cash of $10.9 million, including $12.2 million in dividend payments, $1.1 million in deferred purchase price payments and $0.2 million in contingent consideration related to the 2012 S&P Clever acquisition, partly offset by $2.6 million from the issuance of common stock on the exercise of stock options.

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

A significant portion of the cash and cash equivalents held by the Company is in foreign currencies. Cash and cash equivalents of $84.2 million held in foreign countries could be subject to additional taxation if it were repatriated to the United States. The Company has no plans to repatriate cash and cash equivalents held outside the United States, as it is expected to be used to fund future international growth and acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country or currency where the Company has operations, the change in net income would not be material to the Company’s operations as a whole. Foreign currency translation adjustments resulted in an increase in comprehensive income of $7.6 million for the three months ended June 30, 2015. The translation adjustment increase was primarily due to the weakening United States dollar in relation to nearly all other currencies. Foreign currency translation adjustments resulted in a decrease in comprehensive income of $8.7 million for the six months ended June 30, 2015. The translation adjustment decrease was primarily due to the strengthening United States dollar in relation to most other currencies, partly offset by the weakening of the United States dollar in relation to the British pound, Swiss franc and Chinese Yuan.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2015, the Company made no changes to its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Pending Claims

The following lawsuits, which all alleged premature corrosion of the Company’s strap tie holdown products in a housing development known as Ocean Pointe in Honolulu, Hawaii, have been resolved by means of a written settlement agreement (the “Settlement”): Alvarez v. Haseko Homes, Inc. and Simpson Manufacturing, Inc., Civil No. 09-1-2697-11 (“Case 1”); Ke Noho Kai Development, LLC v. Simpson Strong-Tie Company, Inc., and Honolulu Wood Treating Co., LTD., Case No. 09-1-1491-06 SSM (“Case 2”); North American Specialty Ins. Co. v. Simpson Strong-Tie Company, Inc. and K.C. Metal Products, Inc., Case No. 09-1-1490-06 VSM (“Case 3”); and Charles et al. v. Haseko Homes, Inc. et al. and Third Party Plaintiffs Haseko Homes, Inc. et al. v. Simpson Strong-Tie Company, Inc., et al., Civil No. 09-1-1932-08 (“Case 4,” and collectively, the “Cases”). Cases 1 and 4 were homeowner class actions consolidated for all purposes. The Hawaii First District Circuit Court had previously granted the Company summary judgment on all claims asserted by the plaintiff homeowners against the Company in Cases 1 and 4. The Court further granted the Company summary judgment on various claims and cross-claims asserted by the housing developer and sub-contractor defendants against the Company. The only claim remaining against the Company in any of the Cases, which was asserted by the developer and sub-contractor defendants for alleged negligent misrepresentation, was resolved pursuant to the Settlement without adjudication or any admission of liability by the Company. The Settlement may not be used as evidence of liability against any party. The Court granted final approval of the Settlement on June 19, 2015, and the Cases will be dismissed in due course. The Company incurred no uninsured liability to the homeowner plaintiffs, or to the developer or sub-contractor defendants, in connection with the Cases or the Settlement.

The following insurance coverage lawsuits related to the above-referenced Cases have also been resolved through settlement: National Union Fire Insurance Company of Pittsburgh, PA v. Simpson Manufacturing Company, Inc., et al., Civil No. 11-00254 ACK (the "National Union Action"); Fireman’s Fund Insurance Company v. Hartford Fire Insurance Company, Civil No. 11 1789 SBA (the “Fireman’s Fund Action”); and Simpson Manufacturing Company, Inc, et al. v. National Union Fire Insurance Company, et al., Case No. CGC-11-516046 (collectively the “Insurance Coverage Cases”). These Insurance Coverage Cases will be dismissed in due course after the Company’s insurance companies make agreed contributions to the above-referenced Settlement. The Company incurred no liability in connection with the Insurance Coverage Cases.

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

Other

Corrosion, hydrogen enbrittlement, cracking, material hardness, wood pressure-treating chemicals, misinstallations, misuse, design and assembly flaws, manufacturing defects, labeling defects, adulteration, environmental conditions, or other factors can contribute to failure of fasteners, connectors, anchors, adhesives, specialty chemicals, such as fiber reinforced polymers, and tool products.  On occasion, some of the products that the Company sells have failed, although the Company has not incurred any material liability resulting from those failures.  The Company attempts to avoid such failures by establishing and monitoring appropriate product specifications, manufacturing quality control procedures, inspection procedures and information on appropriate installation methods and conditions.  The Company subjects its products to extensive testing, with results and conclusions published in Company catalogues and on its websites. Based on test results to date, the Company believes that, generally, if its products are appropriately selected, installed and used in accordance with the Company’s guidance, they may be reliably used in appropriate applications.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2015, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from February 2014. The authorization will remain in effect through the end of 2015. The following table presents the monthly repurchases by the Company during the three months ended June 30, 2015:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
April 2015	60,975	$32.96	60,975	$48.0 million
May 2015	193,644	$33.33	254,619	$41.5 million
Total	254,619

Item 6. Exhibits.

The following exhibits are either incorporated by reference into this report or filed with this report, as indicated below.

3.1	Certificate of Incorporation of Simpson Manufacturing Co., Inc., as amended, is incorporated by reference to Exhibit 3.1 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

3.2	Bylaws of Simpson Manufacturing Co., Inc., as amended through February 3, 2014, are incorporated by reference to Exhibit 3.2 of its Current Report on Form 8-K dated February 3, 2014.

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

10.6	Compensation of Named Executive Officers is incorporated by reference to Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 9, 2015.

10.7	Compensation of Named Executive Officers is incorporated by reference to Item 5.02 and Exhibit 10 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated March 2, 2015.

10.8
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

101
Financial statements from the quarterly report on Form 10-Q of Simpson Manufacturing Co., Inc. for the quarter ended June 30, 2015, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 7, 2015	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)