Form 10-Q
period 2015-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2015-11-05
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2015

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of September 30, 2015:   48,277,229

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	September 30,		December 31,
	2015	2014	2014
ASSETS
Current assets
Cash and cash equivalents	$242,795	$258,238	$260,307
Trade accounts receivable, net	132,727	127,495	92,015
Inventories	200,282	198,420	216,545
Deferred income taxes	14,782	13,141	14,662
Other current assets	10,302	12,985	20,789
Total current assets	600,888	610,279	604,318

Property, plant and equipment, net	202,885	206,134	207,027
Goodwill	123,277	125,228	123,881
Intangible assets, net	28,570	34,782	32,587
Other noncurrent assets	4,426	5,420	5,252
Total assets	$960,046	$981,843	$973,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and notes payable	$—	$38	$18
Trade accounts payable	24,934	24,729	22,860
Accrued liabilities	52,881	56,913	56,078
Income taxes payable	2,000	—	—
Accrued profit sharing trust contributions	4,383	4,663	5,384
Accrued cash profit sharing and commissions	12,566	13,721	6,039
Accrued workers’ compensation	4,486	4,432	4,101
Total current liabilities	101,250	104,496	94,480

Deferred income tax and other long-term liabilities	14,415	13,224	15,120
Total liabilities	115,665	117,720	109,600
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, at par value	493	490	489
Additional paid-in capital	225,788	217,011	220,982
Retained earnings	679,673	648,608	649,174
Treasury stock	(39,529)	(2,981)	—
Accumulated other comprehensive income (loss)	(22,044)	995	(7,180)
Total stockholders’ equity	844,381	864,123	863,465
Total liabilities and stockholders’ equity	$960,046	$981,843	$973,065

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands except per-share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$216,139	$209,320	$609,295	$585,518
Cost of sales	115,798	113,767	333,138	316,285
Gross profit	100,341	95,553	276,157	269,233
Operating expenses:
Research and development and other engineering	13,935	9,711	34,648	29,505
Selling	22,535	23,592	68,156	69,623
General and administrative	28,648	29,557	86,875	85,993
Impairment of goodwill	—	492	—	492
Gain on sale of assets	(26)	(17)	(57)	(336)
	65,092	63,335	189,622	185,277
Income from operations	35,249	32,218	86,535	83,956
Interest (expense) income, net	(175)	(27)	(264)	44
Income before taxes	35,074	32,191	86,271	84,000
Provision for income taxes	13,479	11,577	33,115	30,849
Net income	$21,595	$20,614	$53,156	$53,151

Earnings per common share:
Basic	$0.44	$0.42	$1.08	$1.09
Diluted	$0.44	$0.42	$1.08	$1.08

Number of shares outstanding
Basic	48,998	49,010	49,157	48,972
Diluted	49,239	49,227	49,377	49,172

Cash dividends declared per common share	$0.160	$0.140	$0.460	$0.405

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$21,595	$20,614	$53,156	$53,151
Other comprehensive loss:
Translation adjustment, net of tax expense of ($36) and ($63), and ($33) and ($19), respectively	(6,162)	(15,897)	(14,864)	(17,091)
Comprehensive income	$15,433	$4,717	$38,292	$36,060

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
For the nine months ended September 30, 2014 and 2015, and for the three months ended December 31, 2014
(In thousands except per-share amounts, unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2014	48,712	$486	$207,418	$615,289	$18,086	$—	$841,279
Net income	—	—	—	53,151	—	—	53,151
Translation adjustment, net of tax	—	—	—	—	(17,091)	—	(17,091)
Stock options exercised	144	2	4,176	—	—	—	4,178
Stock-based compensation	—	—	8,789	—	—	—	8,789
Tax effect of options exercised	—	—	(275)	—	—	—	(275)
Shares issued from release of Restricted Stock Units	176	2	(3,499)	—	—	—	(3,497)
Repurchase of common stock	(95)	—	—	—	—	(2,981)	(2,981)
Cash dividends declared on common stock, $0.405 per share	—	—	—	(19,832)	—	—	(19,832)
Common stock issued at $35.87 per share for stock bonus	11	—	402	—	—	—	402
Balance, at September 30, 2014	48,948	490	217,011	648,608	995	(2,981)	864,123
Net income	—	—	—	10,380	—		10,380
Translation adjustment, net of tax	—	—	—		(7,805)	—	(7,805)
Pension adjustment, net of tax	—	—	—	—	(370)	—	(370)
Stock options exercised	17	—	404	—	—	—	404
Stock-based compensation	—	—	3,565	—	—	—	3,565
Tax effect of options exercised	—	—	7	—	—	—	7
Shares issued from release of Restricted Stock Units	1	—	(5)	—	—	—	(5)
Retirement of common stock	—	(1)	—	(2,980)	—	2,981	—
Cash dividends declared on common stock, $0.14 per share	—	—	—	(6,834)	—	—	(6,834)
Balance, December 31, 2014	48,966	489	220,982	649,174	(7,180)	—	863,465
Net income	—	—	—	53,156	—	—	53,156
Translation adjustment, net of tax	—	—	—	—	(14,864)	—	(14,864)
Stock options exercised	239	2	7,017	—	—	—	7,019
Stock-based compensation	—	—	8,744	—	—	—	8,744
Tax effect of options exercised	—	—	(244)	—	—	—	(244)
Shares issued from release of Restricted Stock Units	205	2	(3,648)	—	—	—	(3,646)
Repurchase of common stock	(1,149)	—	(7,615)	—	—	(39,529)	(47,144)
Cash dividends declared on common stock, $0.46 per share	—	—	—	(22,657)	—	—	(22,657)
Common stock issued at $34.32 per share for stock bonus	16	—	552	—	—	—	552
Balance, September 30, 2015	48,277	$493	$225,788	$679,673	$(22,044)	$(39,529)	$844,381

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income	$53,156	$53,151
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(57)	(336)
Depreciation and amortization	21,664	22,105
Write-off of software development project	3,140	—
Impairment loss on assets	—	492
Gain on contingent consideration adjustment	(245)	(386)
Deferred income taxes	1,701	1,324
Noncash compensation related to stock plans	9,528	9,508
Excess tax benefit of options exercised and restricted stock units vested	(67)	(66)
Provision for doubtful accounts	153	25
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(42,851)	(39,357)
Inventories	13,567	(3,235)
Trade accounts payable	3,026	(9,121)
Income taxes payable	8,151	5,652
Accrued profit sharing trust contributions	(997)	(1,103)
Accrued cash profit sharing and commissions	6,577	7,743
Other current assets	4,293	(2,307)
Accrued liabilities	(6,716)	3,102
Long-term liabilities	(3,093)	2,728
Accrued workers’ compensation	385	(159)
Other noncurrent assets	954	(603)
Net cash provided by operating activities	72,269	49,157
Cash flows from investing activities
Capital expenditures	(19,163)	(17,517)
Asset acquisitions, net of cash acquired	(779)	—
Proceeds from sale of property and equipment	136	612
Loan made to customer	—	(281)
Loan repayment by customer	244	22
Net cash used in investing activities	(19,562)	(17,164)
Cash flows from financing activities
Deferred and contingent consideration paid for asset acquisition	(1,177)	(1,293)
Repurchase of common stock	(47,144)	(2,981)
Repayment of debt and line of credit borrowings	(18)	(60)
Issuance of common stock	7,019	4,178
Excess tax benefit of options exercised and restricted stock units vested	67	66
Dividends paid	(21,628)	(19,065)
Net cash used in financing activities	(62,881)	(19,155)
Effect of exchange rate changes on cash and cash equivalents	(7,338)	(5,808)
Net increase (decrease) in cash and cash equivalents	(17,512)	7,030
Cash and cash equivalents at beginning of period	260,307	251,208
Cash and cash equivalents at end of period	$242,795	$258,238
Noncash activity during the period
Noncash capital expenditures	$—	$501
Dividends declared but not paid	7,872	6,862
Issuance of Company’s common stock for compensation	552	402

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

Out-of-Period Adjustment

In the first quarter of 2014, the Company recorded an out-of-period adjustment, which increased gross profit, income from operations and net income by $2.3 million, $2.0 million and $1.3 million, respectively. The adjustment resulted from an over-statement of prior periods' workers compensation expense, net of cash profit sharing expense, and was not material to the first quarter of 2014 or any prior period's financial statements. While the adjustment was not material to the first quarter of 2014 or any period’s financial statements prior to the first quarter of 2014, such adjustment does affect certain line items for the nine-month period ended September 30, 2014.

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

The following is a reconciliation of basic earnings per common share to diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Net income available to common stockholders	$21,595	$20,614	$53,156	$53,151
Basic weighted-average shares outstanding	48,998	49,010	49,157	48,972
Dilutive effect of potential common stock equivalents — stock options and restricted stock units	241	217	220	200
Diluted weighted-average shares outstanding	49,239	49,227	49,377	49,172
Earnings per common share:
Basic	$0.44	$0.42	$1.08	$1.09
Diluted	$0.44	$0.42	$1.08	$1.08
Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	—	—	—	—

Accounting for Stock-Based Compensation

With the approval of the Company’s stockholders on April 26, 2011, the Company adopted the Simpson Manufacturing Co., Inc. 2011 Incentive Plan (the “Original 2011 Plan”). With the approval of the Company's stockholders on April 21, 2015, the Company adopted, the amended and restated Simpson Manufacturing Co., Inc. 2011 Incentive Plan (the "2011 Plan"), which amended and restated in its entirety, and incorporated and superseded, the Original 2011 Plan. The Original 2011 Plan amended and restated in their entirety, and incorporated and superseded, both the Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”), which was principally for the Company’s employees, and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”), which was for the Company's directors who are not employees. Options previously granted under the 1994 Plan or the 1995 Plan were not affected by the adoption of the Original 2011 Plan or the 2011 Plan and continue to be governed by the 1994 Plan or the 1995 Plan, respectively.

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

Under the 2011 Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock and restricted stock units, although the Company currently intends to award primarily restricted stock units and to a lesser extent, if at all, non-qualified stock options. The Company has not awarded, and does not currently intend to award, incentive stock options or restricted stock. Under the 2011 Plan, no more than 16.3 million shares of the Company’s common stock may be issued (including shares already issued) pursuant to all awards, including on exercise of options previously granted under the 1994 Plan and the 1995 Plan. Shares of common stock to be issued pursuant to the 2011 Plan are registered under the Securities Act of 1933.

The following table represents the Company’s stock option and restricted stock unit activity for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Stock-based compensation expense recognized in operating expenses	$2,794	$3,041	$8,869	$8,781
Less: Tax benefit of stock-based compensation expense in provision for income taxes	1,005	1,075	3,144	3,142
Stock-based compensation expense, net of tax	$1,789	$1,966	$5,725	$5,639
Fair value of shares vested	$2,749	$3,098	$8,744	$8,789
Proceeds to the Company from the exercise of stock-based compensation	$1,443	$1,551	$7,019	$4,178
Tax effect from the exercise of stock-based compensation, including shortfall tax benefits	$(58)	$(89)	$(244)	$(275)

	At September 30,
(in thousands)	2015	2014
Stock-based compensation cost capitalized in inventory	$464	$525

The amounts related to the restricted stock units and stock options included in cost of sales, research and development and other engineering, selling, or general and administrative expense depend on the job functions performed by the employees to whom the stock options and restricted stock units were awarded.

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

The Company’s investments consisted of only United States Treasury securities and money market funds, which are the Company’s primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. The balances of the Company’s primary financial instruments were as follows:

	At September 30,		At December 31,
(in thousands)	2015	2014	2014
Financial instruments	$76,488	$98,568	$99,024

The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Income Taxes

The Company uses an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in each interim period. The effective tax rate was higher in the third quarter and first nine months of 2015 than in the third quarter and first nine months of 2014, primarily due to $2.6 million in year-to-date operating losses, mostly occurring in the Asia/Pacific segment, for which no tax benefit was recorded. The following table presents the Company’s effective tax rates and income tax expense for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	2015	2014
Effective tax rate	38.4%	36.0%	38.4%	36.7%
Provision for income taxes	$13,479	$11,577	$33,115	$30,849

Acquisitions

In the first quarter of 2015, the Company paid $0.7 million in deferred consideration and $0.3 million in contingent consideration related to the Company's 2012 acquisition of S&P Clever Reinforcement Company AG and S&P Clever International AG and paid $0.2 million in contingent consideration related to the Company's 2013 acquisition of Bierbach GmbH & Co. KG.

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

Sales Office Closing

During the first quarter of 2015, the Company committed to a plan to close its sales offices located in China, Thailand and Dubai, as well as to reduce its selling activities in Hong Kong, due to continued losses in the regions. The closures are expected to be substantially completed by December 2015. As of September 30, 2015, the Company had recorded employee severance obligation expenses of $1.9 million and made corresponding payments totaling $1.5 million. Most of the severance obligation expense was charged to operating expenses, with less than $0.7 million recorded to cost of sales. The following table provides a rollforward of the liability balance for these costs, as well as other non-employee costs associated with the sales office closing, incurred as of September 30, 2015:

In thousands	Employee Severance Obligation	Other Associated Costs	Total
Balance at June 30, 2015	$235	$476	$711
Charges	536	—	536
Cash payments	(418)	(92)	(510)
Balance at September 30, 2015	$353	$384	$737

Until the office closings are finalized, estimated additional severance expense, retention bonuses and professional fees of $0.6 million will be recorded as commitment requirements are met or services are performed. The estimated costs disclosed are based on a number of assumptions, and actual results could differ materially.

All of the office locations that are being closed are leased, with remaining future minimum lease obligations of $0.7 million, and will continue to be occupied while the Company considers options for early termination of the leases. If the Company terminates a lease early with no sub-lease or concessions received from the landlord and the location is no longer in use, the remaining obligation will be determined and expensed at that time. As of September 30, 2015, the remaining long-lived assets which were close to full amortization, consisted mostly of office equipment and vehicles and will either be sold or depreciated on an accelerated basis to their salvage value. For the nine months ended September 30, 2015, total accelerated depreciation expense of $0.2 million was recorded in operating expenses.

Settlement of Pension Withdrawal Liability

In September of 2015, the defined-benefit pension plan trustees and the Company agreed to settle the $3.0 million long-term pension withdrawal liability for $2.0 million. As a result of the settlement, the Company reduced the long-term pension withdrawal liability by $1.0 million with a corresponding defined benefit expense reduction in cost of sales. The $2.0 million long-term pension withdrawal liability was fully paid as of September 30, 2015.

Stock Repurchase Program

The Company announced a stock repurchase program for 2015 authorizing it to repurchase up to $50.0 million of the Company’s common stock. The stock repurchase program expires on December 31, 2015.

In September 2015, the Company entered into a Master Confirmation and a Supplemental Confirmation for an accelerated share repurchase program (the “ASR Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).  Pursuant to the terms of the ASR Agreement, Wells Fargo made an initial delivery of 498,700 shares of the Company’s common stock in September 2015, which represented approximately 70% of the total shares expected to be delivered under the ASR Agreement. The Company recorded the $25.0 million payment as a reduction to stockholders’ equity, consisting of a $17.4 million increase in treasury stock and a $7.6 million reduction in additional paid-in capital. At the completion of the program, the Company may be entitled to receive additional shares of its common stock from Wells Fargo, or, under certain circumstances, may be required to make a cash payment or, at the Company’s option, deliver shares to Wells Fargo. Final settlement of the ASR Agreement is expected to be completed by the end of the fourth quarter of 2015, although the settlement may be accelerated, at Wells Fargo’s option, to an earlier date after a specified minimum period.

For the nine months ended September 30, 2015. the Company purchased a total of 1,148,410 shares of its common stock, which includes the initial delivery of 498,700 shares pursuant to the ASR agreement. The total spent on the 1,148,410 shares during the nine months ended September 30, 2015 was approximately $39.5 million, at an average price of $34.42.

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

2.    Trade Accounts Receivable, Net

Trade accounts receivable consisted of the following:

	At September 30,		At December 31,
(in thousands)	2015	2014	2014
Trade accounts receivable	$136,748	$131,323	$95,033
Allowance for doubtful accounts	(919)	(836)	(929)
Allowance for sales discounts and returns	(3,102)	(2,992)	(2,089)
	$132,727	$127,495	$92,015

3.    Inventories

Inventories consisted of the following:

	At September 30,		At December 31,
(in thousands)	2015	2014	2014
Raw materials	$82,194	$77,845	$97,732
In-process products	19,485	19,646	19,496
Finished products	98,603	100,929	99,317
	$200,282	$198,420	$216,545

4.    Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:

	At September 30,		At December 31,
(in thousands)	2015	2014	2014
Land	$28,899	$29,624	$29,390
Buildings and site improvements	172,300	174,343	175,058
Leasehold improvements	5,593	5,404	5,602
Machinery, equipment, and software	231,467	230,534	228,440
	438,259	439,905	438,490
Less accumulated depreciation and amortization	(255,431)	(246,287)	(245,383)
	182,828	193,618	193,107
Capital projects in progress	20,057	12,516	13,920
	$202,885	$206,134	$207,027

5.    Goodwill and Intangible Assets, Net

Goodwill was as follows:

	At September 30,		At December 31,
(in thousands)	2015	2014	2014
North America	$84,074	$84,647	$84,526
Europe	37,863	38,918	37,788
Asia/Pacific	1,340	1,663	1,567
Total	$123,277	$125,228	$123,881

Amortizable and indefinite-lived intangible assets, net, were as follows:

	At September 30, 2015
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$29,402	$(17,143)	$12,259
Europe	30,070	(13,759)	16,311
Total	$59,472	$(30,902)	$28,570

	At September 30, 2014
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$34,490	$(18,941)	$15,549
Europe	31,766	(12,533)	19,233
Total	$66,256	$(31,474)	$34,782

	At December 31, 2014
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$29,455	$(14,719)	$14,736
Europe	29,419	(11,568)	17,851
Total	$58,874	$(26,287)	$32,587

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense for definite-lived intangible assets during the three months ended September 30, 2015 and 2014, totaled $1.5 million and $1.8 million, respectively, and during the nine months ended September 30, 2015 and 2014, totaled $4.6 million and $5.5 million, respectively.

Indefinite-lived intangible assets include an in-process research and development asset and a trade name totaling $2.2 million, $2.2 million and $2.1 million at September 30, 2015, September 30, 2014 and December 31, 2014, respectively.

At September 30, 2015, estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)
Remaining three months of 2015	$1,503
2016	5,662
2017	4,198
2018	3,308
2019	3,245
2020	3,215
Thereafter	5,281
$26,412

The changes in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2015, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2014	$123,881	$32,587
Acquisitions	556	653
Amortization	—	(4,613)
Foreign exchange	(1,160)	(57)
Balance at September 30, 2015	$123,277	$28,570

6.    Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at September 30, 2015, was $304.3 million including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300 million in available credit. This credit facility will expire in July 2017. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR1screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at September 30, 2015, the LIBOR Rate was 0.20%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio.

The Company’s unused borrowing capacity under other revolving credit lines and a term note totaled $4.3 million at September 30, 2015. The other revolving credit lines and term note charge interest ranging from 0.76% to 7.25% have maturity dates from December 2015 to July 2017, and had $38 thousand and $18 thousand outstanding balances at September 30, 2014 and December 31, 2014, respectively, and no outstanding balances at September 30, 2015. The Company was in compliance with its financial covenants at September 30, 2015.

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

Other

Corrosion, hydrogen enbrittlement, cracking, material hardness, wood pressure-treating chemicals, misinstallations, misuse, design and assembly flaws, manufacturing defects, labeling defects, product formula defects, inaccurate chemical mixes, adulteration, environmental conditions, or other factors can contribute to failure of fasteners, connectors, anchors, adhesives, specialty chemicals, such as fiber reinforced polymers, and tool products.  In addition, inaccuracies may occur in product information, descriptions and instructions found in catalogs, packaging, data sheets, and the Company’s website.  The Company has not incurred any material liability resulting from any such failures and/or inaccuracies.

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

The fair value of each restricted stock unit award is estimated on the date of the award, based on the closing market price of the underlying stock on the day preceding the date of the award. On February 2, 2015, 330,497 restricted stock units were awarded to employees and 8,550 were awarded to the Company’s non-employee directors, at an estimated value of $32.64 per share, based on the closing price on January 30, 2015. The restrictions on these awards generally lapse one quarter on the date of the award and one quarter on each of the first, second and third anniversaries of the date of the award. On April 21, 2015, 1,950 restricted stock units were awarded to each of the Company’s six non-employee directors at an estimated value of $36.33 per share based on the closing price on April 20, 2015. There are no restrictions on the non-employee directors’ restricted stock units granted on April 21, 2015.

The following table summarizes the Company’s unvested restricted stock unit activity for the nine months ended September 30, 2015:

	Shares	Weighted- Average Price	Aggregate Intrinsic Value *
Unvested Restricted Stock Units (RSUs)	(in thousands)		(in thousands)
Outstanding at January 1, 2015	504	$31.67
Awarded	351
Vested	(317)
Forfeited	(2)
Outstanding at September 30, 2015	536	$31.56	$17,950
Outstanding and expected to vest at September 30, 2015	524	$31.56	$17,541

*	The intrinsic value is calculated using the closing price per share of $33.49 as reported by the New York Stock Exchange on September 30, 2015.

Based on the market value on the award date, the total intrinsic value of vested restricted stock units during the nine-month periods ended September 30, 2015 and 2014, was $10.1 million and $9.0 million, respectively.

No stock options were granted in 2014 or in the first nine months of 2015. As of September 30, 2015, there were no unvested options outstanding. The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value *
Non-Qualified Stock Options	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2015	855	$29.48
Exercised	(238)
Forfeited	(2)
Outstanding and exercisable at September 30, 2015	615	$29.51	2.3	$2,447

*
The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the stock option, using the closing price per share of $33.49 as reported by the New York Stock Exchange on September 30, 2015.

The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2015 and 2014, was $1.6 million and $0.7 million, respectively.

As of January 1, 2015, there were 99 thousand unvested stock options with a weighted average grant-date fair value of $10.33 per share. These stock options vested in the first quarter of 2015 and, as of September 30, 2015, the Company had no unvested stock options.

As of September 30, 2015, $17.4 million of total unrecognized compensation cost was related to unvested stock-based compensation arrangements under the 2011 Plan for awards made through February 2015 and those expected to be made through February 2016. The portions of this cost related to restricted stock units awarded through February 2015 are expected to be recognized over a weighted-average period of 2.0 years.

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

The Company’s measure of profit or loss for its reportable segments is income (loss) from operations. The reconciling amount between consolidated income before tax and consolidated income from operations is interest expense, which is primarily attributed to Administrative and All Other.

The following tables illustrate certain measurements used by management to assess the performance as of or for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net Sales
North America	$184,515	$171,064	$518,221	$476,546
Europe	29,728	34,609	83,143	97,297
Asia/Pacific	1,896	3,647	7,931	11,675
Total	$216,139	$209,320	$609,295	$585,518
Sales to Other Segments*
North America	$680	$1,058	$2,284	$3,151
Europe	250	308	641	934
Asia/Pacific	5,623	5,890	16,287	13,218
Total	$6,553	$7,256	$19,212	$17,303
Income (Loss) from Operations
North America	$33,432	$29,914	$89,148	$82,598
Europe	3,563	3,447	5,259	6,283
Asia/Pacific	(945)	(148)	(3,119)	(1,783)
Administrative and all other	(801)	(995)	(4,753)	(3,142)
Total	$35,249	$32,218	$86,535	$83,956

* The sales to other segments are eliminated in consolidation.

			At
	At September 30,		December 31,
(in thousands)	2015	2014	2014
Total Assets
North America	$730,333	$684,820	$679,844
Europe	176,208	190,359	180,005
Asia/Pacific	25,586	29,379	29,552
Administrative and all other	27,919	77,285	83,664
Total	$960,046	$981,843	$973,065

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $153.8 million, $166.8 million, and $167.4 million, as of September 30, 2015 and 2014, and December 31, 2014, respectively.

The following table illustrates the distribution of the Company’s net sales by product group for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Wood Construction Products	$182,869	$175,522	$518,381	$496,564
Concrete Construction Products	33,229	33,704	90,614	88,735
Other	41	94	300	219
Total	$216,139	$209,320	$609,295	$585,518

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

10.    Subsequent Events

In October 2015, the Company’s Board of Directors declared a cash dividend of $0.16 per share, estimated to total $7.7 million, to be paid on January 28, 2016, to stockholders of record on January 7, 2016. The Board of Directors also scheduled the Company’s 2016 annual meeting of stockholders for Wednesday, April 20, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This document contains forward-looking statements, based on numerous assumptions and subject to risks and uncertainties, such as statements below regarding sales, sales trends, profits (including as to the Europe and Asia/Pacific segment), losses, 2015 gross profit margin, 2015 effective tax rate, capital spending and steel prices for any future period. Although the Company believes that the forward-looking statements are reasonable, it does not and cannot give any assurance that its beliefs and expectations will prove to be correct. Many factors could significantly affect the Company’s operations and cause the Company’s actual results to be substantially different from the Company’s expectations. Those factors include, but are not limited to: (i) general economic and construction business conditions; (ii) customer acceptance of the Company's products; (iii) relationships with key customers; (iv) materials and manufacturing costs; (v) the financial condition of customers, competitors and suppliers; (vi) technological developments; (vii) increased competition; (viii) changes in capital and credit market conditions; (ix) governmental and business conditions in countries where the Company's products are manufactured and sold; (x) changes in trade regulations; (xi) the effect of acquisition activity; (xii) changes in the Company's plans, strategies, objectives, expectations or intentions; (xiii) material weaknesses, if any, in the Company's disclosure controls and procedures; and (xiv) other risks and uncertainties indicated from time to time in the Company's filings with the U.S. Securities and Exchange Commission. See “Part II, Item 1A - Risk Factors.” Actual results might differ materially from results suggested by any forward-looking statements in this report. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three and nine months ended September 30, 2015. The following should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes appearing elsewhere herein.

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

The North America segment sells more wood construction product than concrete construction product. Due to improved economic conditions, including an increase in housing starts, net sales in most regions of the segment have been trending up, primarily due to increases in unit sales volumes. Based on current information and subject to future events and circumstances, the Company expects this sales trend to continue in the fourth quarter of 2015. In the second quarter of 2015, the Company signed a contract to acquire a facility in West Chicago, Illinois, for the purposes of consolidating into one location its two leased United States chemical manufacturing operations and its concrete products research and development activities. The acquisition of the facility is expected to close before the end of the fourth quarter of 2015 and the consolidation of two chemical manufacturing operations into one location should occur by December 2016.

The Europe segment sells more wood construction product than concrete construction product. While net sales decreased in U.S. dollar terms, net sales reported in local currencies were relatively flat in the third quarter of 2015 compared to the third quarter of 2014. Given the number of factors influencing the Europe segment, the Company cannot predict whether this is a trend that will continue into the fourth quarter of 2015 or into 2016. Based on current information and subject to future events and circumstances, the Company estimates that the Europe segment will report an operating profit in 2015.

Due to the closure of the Asia sales offices, the Asia/Pacific segment has incurred additional expenses in 2015. Based on this and other factors, the Company expects the Asia/Pacific segment to report an operating loss for 2015. See Note 1 "Sales Office Closing."

Admin and all other includes expenses such as stock compensation for certain members of management, interest expense, self-insured workers compensation claims, if any, for certain members of management, foreign exchange gains or losses and income tax expense. It also includes revenues and expenses related to real estate activities, such as rental income and associated expenses on the Company’s facility in Vacaville, California, which the Company has leased to a third party for a term expiring in August 2020.

The Company has continued to benefit from steady housing starts, primarily in the North American segment, with increased sales volumes in the third quarter of 2015. Unlike lumber or other products that have a more direct correlation to housing starts, however, the Company’s products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. The

Company’s products are used in a sequential process that follows the construction process. Residential and commercial construction begins with the foundation, followed by the wall and the roof systems, and the installation of the Company’s products flow into a project or a house according to these schedules. Foundation product sales could be considered a leading indicator for the Company. Sales of these products in the third quarter of 2015 increased slightly compared to the same period in 2014.

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

Results of Operations for the Three Months Ended September 30, 2015, Compared with the Three Months Ended September 30, 2014

Net sales increased 3.3% to $216.1 million in the third quarter of 2015 from $209.3 million in the third quarter of 2014. The Company had net income of $21.6 million in the third quarter of 2015 compared to $20.6 million in the third quarter of 2014. Diluted net income per common share was $0.44 for the third quarter of 2015 compared to $0.42 for the third quarter of 2014.

The following table illustrates the differences in the Company’s operating results in the three months ended September 30, 2015, from the three months ended September 30, 2014 and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	September 30,	North		Asia/	Admin &	September 30,
(in thousands)	2014	America	Europe	Pacific	All Other	2015
Net sales	$209,320	$13,451	$(4,881)	$(1,751)	$—	$216,139
Cost of sales	113,767	6,484	(3,470)	(998)	15	115,798
Gross profit	95,553	6,967	(1,411)	(753)	(15)	100,341
Research and development and other engineering expense	9,711	4,476	(117)	(135)	—	13,935
Selling expense	23,592	(194)	(312)	(540)	(11)	22,535
General and administrative expense	29,557	(922)	(601)	742	(128)	28,648
Impairment of goodwill	492	—	(492)	—	—	—
Gain on sale of assets	(17)	18	(6)	(21)	—	(26)
Income from operations	32,218	3,589	117	(799)	124	35,249
Interest expense, net	(27)	(21)	(13)	1	(115)	(175)
Income before income taxes	32,191	3,568	104	(798)	9	35,074
Provision for income taxes	11,577	2,640	(82)	(592)	(64)	13,479
Net income	$20,614	$928	$186	$(206)	$73	$21,595

Net sales

The following table represents net sales by segment for the three-month periods ended September 30, 2014 and 2015:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three Months Ended
September 30, 2014	171,064	34,609	3,647	$209,320
September 30, 2015	184,515	29,728	1,896	216,139
Increase (decrease)	$13,451	$(4,881)	$(1,751)	$6,819
Percentage increase (decrease)	7.9%	(14.1)%	(48.0)%	3.3%

The following table represents segment net sales as percentages of total net sales for the three-month periods ended September 30, 2014 and 2015:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2014 net sales	81.7%	16.5%	1.7%	100.0%
Percentage of total 2015 net sales	85.4%	13.8%	0.8%	100.0%

The Company's net sales increased in the North America segment and decreased in the Europe segment in the third quarter of 2015 compared to the third quarter of 2014.

•	Segment net sales:

•
North America - Net sales increased 7.9% in the third quarter of 2015 compared to the third quarter of 2014 due to increased unit sales volumes in the United States on improved economic activity, partly offset by a slight decrease in average sales prices. Canadian net sales decreased mostly due to the effects of foreign currency translations and by a slight decrease in unit sales volumes. The Company calculated that Canada's third quarter 2015 net sales were negatively affected by approximately $1.9 million due to the Canadian dollar weakening against the United States dollar.

•
Europe - Net sales decreased 14.1% in the third quarter of 2015 compared to the third quarter of 2014, mostly due to the effects of foreign currency translations. The Company calculated that Europe's third quarter 2015 net sales were negatively affected by approximately $4.7 million due to European currencies weakening against the United States dollar. Net sales were also affected by a slight decrease in average sales prices. In local currencies, Europe's overall net sales were relatively flat in the third quarter of 2015 compared to the third quarter 2014.

•	Consolidated net sales channels and product groups:

•
Net sales to contractor distributors, lumber dealers, dealer distributors and home centers increased in the third quarter of 2015 compared to the third quarter of 2014, primarily due to increased home construction activity.

•
Wood construction product net sales, including connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% of total Company net sales in the third quarter of 2015 and 84% in the third quarter of 2014.

•
Concrete construction product sales, including adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% of total Company net sales in the third quarter of 2015 and 16% in the third quarter of 2014.

Gross profit

The following table represents gross profit by segment for the three-month periods ended September 30, 2014 and 2015:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three Months Ended
September 30, 2014	$80,906	13,757	931	(41)	$95,553
September 30, 2015	87,873	12,346	178	(56)	100,341
Increase (decrease)	$6,967	$(1,411)	$(753)	$(15)	$4,788
Percentage increase (decrease)	8.6%	(10.3)%	(80.9)%	*	5.0%

* The statistic is not meaningful or not material.

The following table represents gross profit as a percentage of sales by segment for the three months ended September 30, 2014 and 2015:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2014 gross profit percentage	47.3%	39.7%	25.5%	*	45.6%
2015 gross profit percentage	47.6%	41.5%	9.4%	*	46.4%

* The statistic is not meaningful or not material.

Gross profit increased to $100.3 million in the third quarter of 2015 from $95.6 million in the third quarter of 2014. Gross profit as a percentage of net sales increased to 46.4% in the third quarter of 2015 from 45.6% in the third quarter of 2014.

•
North America - Gross profit margin increased to 47.6% in the third quarter of 2015 from 47.3% in the third quarter of 2014, primarily as a result of a decrease in factory overhead and shipping costs, both as a percentage of net sales, partly offset by increases in material costs as a percentage of net sales. Factory overhead, as a percentage of net sales, for the third quarter of 2015 was affected by a non-reoccurring settlement of a union-based defined-benefit pension withdrawal liability that increased the third quarter of 2015 gross profit margin by 0.5%.

•
Europe - Gross profit margin increased to 41.5% in the third quarter of 2015 from 39.7% in the third quarter of 2014, as a result of decreases in material costs and factory overhead, on increased production volumes, both as a percentage of sales, partly offset by increases in labor and shipping costs, as a percentage of sales.

•
Product mix - The gross profit margin differential between wood construction products and concrete construction products, which have lower gross profit margins, was 15% and 12% in the third quarters of 2015 and 2014, respectively.

Research and development and engineering expense

Research and development and engineering expense increased 43.5% to $13.9 million in the third quarter of 2015 from $9.7 million in the third quarter of 2014, primarily due to a $4.1 million write-off of a software development project, which occurred in the North America segment.

Selling expense

Selling expense decreased 4.5% to $22.5 million in the third quarter of 2015 from $23.6 million in the third quarter of 2014, primarily due to decreases of $0.6 million in personnel costs and $0.3 million in professional fees.

•	North America - Selling expense decreased $0.2 million, primarily due to a decrease of $0.2 million in professional fees.

•
Europe - Selling expense decreased $0.3 million, primarily due to decreases of $0.2 million in personnel costs and $0.1 million in professional fees, both related to the effects of foreign currency translations.

•
Asia/Pacific - Selling expense decreased $0.5 million, primarily due to a decrease of $0.4 million in personnel costs, related to the closing of three sales offices and downsizing one sales office earlier this year.

General and administrative expense

General and administrative expense decreased 3.1% to $28.6 million in the third quarter of 2015 from $29.6 million in the third quarter of 2014, primarily due to decreases of $0.9 million in cash profit sharing expense and $0.3 million in intangible amortization expense, partly offset by a net decrease of $0.3 million in miscellaneous gains, which was primarily due to a 2014 reduction of an acquisition contingent liability.

•
North America - General and administrative expense decreased $0.9 million, primarily due to decreases of $0.6 million in cash profit sharing expense and $0.2 million in intangible amortization expense.

•
Europe - General and administrative expense decreased by $0.6 million, primarily due to a net decrease of $0.6 million in unrealized foreign currency losses and a $0.1 million decrease in intangible amortization expense, partly offset by a $0.4 million decrease in miscellaneous gains recorded in the third quarter 2014.

•	Administrative and Other - General and administrative expense decreased by $0.1 million, primarily due to a decrease of $0.2 million in cash profit sharing expense.

Income taxes

The effective income tax rate for the third quarter of 2015 was 38.4% as compared to 36.0% for the third quarter of 2014. The effective income tax rate was higher mostly due to increased third quarter 2015 operating losses in the Asia/Pacific segment for which no tax benefit was recorded.

Results of Operations for the Nine Months Ended September 30, 2015, Compared with the Nine Months Ended September 30, 2014

Net sales increased 4.1% to $609.3 million in the first nine months of 2015 from $585.5 million in the first nine months of 2014. The Company had net income of $53.2 million in both the first nine months of 2015 and 2014. Diluted net income per common share was $1.08 for both the first nine months of 2015 and 2014. An out of period adjustment recorded in the first nine months of 2014 relating to a non-reoccurring correction had the effect of increasing that period's net income by $1.3 million or the equivalent of $0.026 per share.

The following table illustrates the differences in the Company’s operating results in the nine months ended September 30, 2015, from the nine months ended September 30, 2014 and the increases or decreases for each category by segment:

	Nine Months Ended					Nine Months Ended
		Increase (Decrease) in Operating Segment
	September 30,	North		Asia/	Admin &	September 30,
(in thousands)	2014	America	Europe	Pacific	All Other	2015
Net sales	$585,518	$41,675	$(14,154)	$(3,744)	$—	$609,295
Cost of sales	316,285	27,245	(9,451)	(1,588)	647	333,138
Gross profit	269,233	14,430	(4,703)	(2,156)	(647)	276,157
Research and development and other engineering expense	29,505	5,729	(345)	(241)	—	34,648
Selling expense	69,623	592	(1,177)	(895)	13	68,156
General and administrative expense	85,993	1,213	(1,589)	309	949	86,875
Impairment of goodwill	492	—	(492)	—	—	—
Gain on sale of assets	(336)	347	(75)	7	—	(57)
Income from operations	83,956	6,549	(1,025)	(1,336)	(1,609)	86,535
Interest income (expense), net	44	(21)	(153)	(1)	(133)	(264)
Income before income taxes	84,000	6,528	(1,178)	(1,337)	(1,742)	86,271
Provision for income taxes	30,849	3,517	(466)	(170)	(615)	33,115
Net income	$53,151	$3,011	$(712)	$(1,167)	$(1,127)	$53,156

Net sales

The following table represents net sales by segment for the nine-month periods ended September 30, 2014 and 2015:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Nine Months Ended
September 30, 2014	$476,546	$97,297	$11,675	$585,518
September 30, 2015	518,221	83,143	7,931	609,295
Increase (decrease)	$41,675	$(14,154)	$(3,744)	$23,777
Percentage increase (decrease)	8.7%	(14.5)%	(32.1)%	4.1%

The following table represents segment net sales as percentages of total net sales for the nine-month periods ended September 30, 2014 and 2015:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2014 net sales	81.4%	16.6%	2.0%	100.0%
Percentage of total 2015 net sales	85.1%	13.6%	1.3%	100.0%

The Company's net sales increased in the North America segment and decreased in the Europe and Asia/Pacific segments in the third quarter of 2015 compared to the third quarter of 2014.

The Company's net sales increased in the North America segment and decreased in the Europe segment in the first nine months of 2015 compared to the first nine months of 2014.

Segment net sales:

•
North America - Net sales increased 8.7% in the first nine months of 2015 compared to the first nine months of 2014 due to increased unit sales volumes in the United States on improved economic activity, partly offset by a slight decrease in average sales prices. Canadian net sales decreased mostly due to the effects of foreign currency translations, partly offset by an increase in unit sales volumes. The Company calculated that Canada's first nine months 2015 net sales were negatively affected by approximately $4.4 million due to the Canadian dollar weakening against the United States dollar. In Canadian dollars, Canada's overall net sales decreased slightly in the first nine months of 2015 compared to the first nine months of 2014.

•
Europe - Net sales decreased 14.5% in the first nine months of 2015 compared to the first nine months of 2014, mostly due to the effects of foreign currency translations. The Company calculated that Europe's first nine months 2015 net sales were negatively affected by approximately $14.7 million due to European currencies weakening against the United States dollar. In local currencies, Europe's overall net sales were relatively flat in the first nine months of 2015 compared to the first nine months of 2014.

Consolidated net sales channels and product groups:

•
Net sales to contractor distributors, dealer distributors, lumber dealers and home centers increased in the first nine months of 2015 compared to the first nine months of 2014, primarily due to increased home construction activity.

•
Wood construction product net sales, including connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% of total Company net sales in the first nine months of both 2015 and 2014.

•
Concrete construction product sales, including adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% of total Company net sales in the first nine months of both 2015 and 2014.

Gross Profit

The following table represents gross profit by segment for the nine-month periods ended September 30, 2014 and 2015:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Nine Months Ended
September 30, 2014	$228,895	$37,729	$2,537	$72	$269,233
September 30, 2015	243,325	33,026	381	(575)	276,157
Increase (decrease)	$14,430	$(4,703)	$(2,156)	$(647)	$6,924
Percentage increase (decrease)	6.3%	(12.5)%	(85.0)%	*	2.6%

* The statistic is not meaningful or not material.

The following table represents gross profit as a percentage of sales by segment for the nine-month periods ended September 30, 2014 and 2015:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2014 gross profit percentage	48.0%	38.8%	21.7%	*	46.0%
2015 gross profit percentage	47.0%	39.7%	4.8%	*	45.3%

* The statistic is not meaningful or not material.

Gross profit increased to $276.2 million in the first nine months of 2015 from $269.2 million in the first nine months of 2014. Gross profit as a percentage of net sales decreased to 45.3% in the first nine months of 2015 from 46.0% in the first nine months of 2014, partly due to a non-reoccurring $2.5 million correction to workers' compensation expense in the North America segment that increased the Company's first nine months of 2014 gross profit by 0.4% of net sales and increases in material costs. Based on current information and subject to future events and circumstances, the Company estimates that its full year gross profit margin for 2015 will be between 44% and 46%.

•
North America - Gross profit margin decreased to 47.0% in the first nine months of 2015 from 48.0% in the first nine months of 2014, primarily as a result of increases in material costs, as a percentage of net sales. Factory overhead cost, as a percentage of net sales, for the first nine months of 2014 was affected by a non-reoccurring $2.5 million correction to workers' compensation expense that increased the first nine months of 2014 gross profit margin by 0.5%. Factory overhead, as a percentage of net sales, for the first nine months of 2015 was affected by a non-reoccurring settlement of a union-based defined-benefit pension withdrawal liability that increased the first nine months of 2015 gross profit margin by 0.2%.

•
Europe - Gross profit margin increased to 39.7% in the first nine months of 2015 from 38.8% in the first nine months of 2014, as a result of decreases in material costs and factory overhead, on increased production volumes, each as a percentage of sales, partly offset by increases in the costs of labor and shipping, as a percentage of sales.

•
Product mix - The gross profit margin differential between wood construction products and concrete construction products, which have lower gross profit margins, was 16% and 13% in the first nine months of 2015 and 2014, respectively. The increased gross profit differential between the two product groups, coupled with increased concrete construction product sales in 2015, also negatively affected the overall gross profit margin.

•
Steel prices - Given current conditions, including low demand, labor union contract negotiations, anti-dumping and countervailing duty trade cases filed by United States steel producers, the high degree of uncertainty regarding steel prices is expected to continue until at least early 2016.

Research and development and engineering expense

Research and development and engineering expense increased 17.4% to $34.6 million in the first nine months of 2015 from $29.5 million in the first nine months of 2014, primarily due to a $4.1 million write-off of a software development project as well as an increase of $1.6 million in personnel costs related to the addition of staff and pay rate increases instituted in January 2015, partly offset by a decrease of $0.4 million in stock-based compensation costs, most of which occurred in the North America segment.

Selling expense

Selling expense decreased 2.1% to $68.2 million in the first nine months of 2015 from $69.6 million in the first nine months of 2014, primarily due to a decrease of $0.8 million in professional fees and $0.7 million in personnel costs.

•
North America - Selling expense increased $0.6 million, primarily due to increases of $0.7 million in personnel costs related to the addition of staff and pay rate increases instituted in January 2015, and $0.5 million in cash profit sharing and commissions expense, partly offset by a decrease of $0.5 million in professional fees.

•
Europe - Selling expense decreased by $1.2 million, primarily due to a $1.2 million decrease in personnel costs as a result of differences in exchange rates used for translating local currencies into the United States dollar.

•
Asia/Pacific - Selling expense decreased $0.9 million, primarily due to decreases of $0.6 million in sales commissions and $0.2 million in personnel costs, both related to the closing of three sales offices and downsizing one sales office.

General and administrative expense

General and administrative expense increased 1.0% to $86.9 million in the first nine months of 2015 from $86.0 million in the first nine months of 2014, primarily due to increases of $1.4 million in personnel costs, $0.9 million in stock-based compensation expense and $0.3 million in depreciation expense, and a net increase of $0.6 million in foreign currency losses, partly offset by decreases of $1.0 million in cash profit sharing expense, $0.9 million in amortization expense, $0.4 million in professional fees and $0.4 million in telephone and computer expenses.

•
North America - General and administrative expense increased $1.2 million, primarily due to increases of $1.5 million in personnel costs related to the addition of staff and pay rate increases instituted in January 2015, $0.8 million in professional fees and $0.4 million in stock-based compensation costs, partly offset by decreases of $0.6 million in amortization expense, $0.5 million in cash profit sharing expense and $0.3 million in telephone and computer expenses and a net decrease of $0.3 million in foreign currency losses.

•
Europe - General and administrative expense decreased by $1.6 million, primarily due to decreases of $0.9 million in personnel costs, $0.4 million in cash profit sharing expense, $0.3 million in intangible amortization expense, primarily attributable to differences in exchange rates used for translating local currencies into the United States dollar.

•	Asia/Pacific - General and administrative expenses increased by $0.3 million, primarily due to increases of $0.4 million in personnel costs and $0.3 million in depreciation expense.

•
Administrative and Other - General and administrative expense increased by $0.9 million primarily due to an increase of $1.0 million in foreign currency losses and increases of $0.4 million in personnel costs related to the addition of staff and pay rate increases instituted in January 2015 and $0.4 million in stock-based compensation expense, partly offset by a decrease of $1.2 million in professional fees.

Income taxes

The effective income tax rate for the first nine months of 2015 was 38.4% as compared to 36.7% for the first nine months of 2014. The effective income tax rate was higher due to increased operating losses in the first nine months of 2015 in the Asia/Pacific segment for which no tax benefit was recorded. Based on current information and subject to future events and circumstances, the Company estimates that its 2015 effective tax rate will be between 37% and 39%.

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

Liquidity and Sources of Capital

Cash Flows Provided by Operating Activities

As of September 30, 2015, working capital was $499.6 million compared to $505.8 million at September 30, 2014, and $509.8 million at December 31, 2014. The decrease in working capital from December 31, 2014, was primarily due to decreases of $17.5 million in cash and cash equivalents, $16.3 million in inventory and $10.5 million in other current assets, and increases of $6.5 million in accrued cash profit sharing and $2.1 million in trade accounts payable. The decrease in cash and cash equivalents was primarily due to $47.1 million for repurchasing the Company's common stock, $19.2 million in capital expenditures and payment of accrued profit sharing trust contributions in the first quarter of 2015, partly offset by $7.0 million from the issuance of common stock from the exercise of stock options. The decrease in inventory is primarily due to greater steel purchases in the fourth quarter of 2014, compared to the third quarter of 2015, as well as increased raw material utilization in support of increased net sales in the third quarter of 2015, compared to the fourth quarter of 2014. The decrease in other current assets is primarily due to a decrease in income tax refunds receivable and the settlement of an insurance receivable related to the Hawaii litigation. The increase in accrued in cash profit sharing and commissions was due to higher qualifying operating profits in the third quarter of 2015, compared to the fourth quarter of 2014. The increase in trade accounts payable was primarily due to the timing of settling raw material purchases in the third quarter of 2015. The decrease in in working capital from December 31, 2014, was partly offset by an increase of $40.7 million in trade accounts receivable from seasonal increases in net sales during the third quarter of 2015 compared to the fourth quarter of 2014 and a decrease of $3.2 million in accrued liabilities, primarily due to the settlement of the Hawaii litigation. The working capital change and changes in noncurrent assets and liabilities, combined with net income of $53.2 million and noncash expenses, primarily charges for depreciation, amortization, stock-based compensation and software development project write-off totaling $34.1 million, resulted in net cash provided by operating activities of $72.3 million. Based on current information and subject to future events and circumstances, the Company estimates that its 2015 full year depreciation and amortization expense will be between $29.0 million and $30.0 million, of which $22.0 million to $23.0 million will be depreciation. As of September 30, 2015, the Company had unused credit available of $304.3 million, including a $300.0 million credit facility.

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

Cash Flows Used in Investing Activities

For the nine months ended September 30, 2015, the Company’s investing activities used cash of $19.6 million, including $19.2 million in capital expenditures. The Company’s capital expenditures were primarily to develop software in North America and to improve information technology support systems. Based on current information and subject to future events and circumstances, the Company estimates that its full-year capital spending, including the West Chicago real estate project, will be $35.0 million to

$40.0 million, which excludes software development. The West Chicago real estate project will combine the operations of two leased chemical facilities into one owned facility. The Company estimates costs related to the real estate project and improvements will be $12.0 million to $15.0 million in 2015 and $7.0 million to $10.0 million in 2016.

For the nine months ended September 30, 2014, the Company’s investing activities used cash of $17.2 million, including $17.5 million in capital expenditures, partly offset by proceeds from the sale of assets of $0.6 million. The Company’s capital expenditures were primarily to increase manufacturing capacity in North America, to develop software in North America and to improve information technology support systems generally.

Cash Flows Used in Financing Activities

For the nine months ended September 30, 2015, the Company’s financing activities used net cash of $62.9 million. This includes $47.1 million for the repurchase of common stock, $25.0 million of which is related to an accelerated share repurchase agreement ("ASR Agreement"), and $21.6 million in dividend payments, partly offset by $7.0 million from the issuance of common stock on the exercise of stock options. The Company’s Board of Directors has authorized up to $50.0 million, for the repurchase of common stock in 2015, $2.9 million of which remained available at September 30, 2015 (subject to adjustments under the ASR Agreement (see Note 1 “Stock Repurchase Program”). In October 2015, the Company’s Board of Directors declared a cash dividend of $0.16 per share, estimated to total $7.7 million, to be paid on January 28, 2016, to stockholders of record on January 7, 2016.

During the third quarter of 2015, the Company purchased 893,791 shares of its common stock. Such purchase includes the initial delivery of 498,700 shares of common stock pursuant to the Company’s ASR Agreement with Wells Fargo Bank, National Association. The total spent on the 893,791 shares during the third quarter of 2015 was approximately $31.1 million, at an average price of $34.76 per share.

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

Other

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

A significant portion of the cash and cash equivalents held by the Company is in foreign currencies. Cash and cash equivalents of $90.5 million held in foreign countries could be subject to additional taxation if it were repatriated to the United States. The Company has no plans to repatriate cash and cash equivalents held outside the United States, as it is expected to be used to fund future international growth and acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has foreign exchange rate risk in its international operations, primarily Europe and Canada, and through purchases from foreign vendors. The Company does not currently hedge this risk. If the exchange rate were to change by 10% in any one country or currency where the Company has operations, the change in net income would not be material to the Company’s operations as a whole. Foreign currency translation adjustments resulted in a decrease in comprehensive income of $6.2 million for the three months ended September 30, 2015. The translation adjustment increase was primarily due to the strengthening United States dollar in relation to most other currencies, partly offset by the weakening of the United States dollar in relation to the European Euro and Danish Kroner. Foreign currency translation adjustments resulted in a decrease in comprehensive income of $14.9 million for the nine months ended September 30, 2015. The translation adjustment decrease was primarily due to the strengthening United States dollar in relation to nearly all other currencies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the CEO and the CFO, does not, however, expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent all fraud and material errors. Internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the facts that there are resource constraints and that the benefits of controls must be considered relative to their costs. The inherent limitations in internal control over financial reporting include the realities that judgments can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of internal control is also based in part on assumptions about the likelihood of future events, and there can be only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential events and conditions. Over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2015, the Company made no changes to its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Other

Corrosion, hydrogen enbrittlement, cracking, material hardness, wood pressure-treating chemicals, misinstallations, misuse, design and assembly flaws, manufacturing defects, labeling defects, product formula defects, inaccurate chemical mixes, adulteration, environmental conditions, or other factors can contribute to failure of fasteners, connectors, anchors, adhesives, specialty chemicals, such as fiber reinforced polymers, and tool products.  In addition, inaccuracies may occur in product information, descriptions and instructions found in catalogs, packaging, data sheets, and the Company’s website.  The Company has not incurred any material liability resulting from any such failures and/or inaccuracies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2015 (as amended in October 2015), the Board of Directors authorized the Company to repurchase for 2015 up to $50.0 million of the Company’s common stock. This replaced the $50.0 million repurchase authorization from February 2014. The following table presents the monthly repurchases by the Company during the three months ended September 30, 2015:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
August 2015	88,900	$34.64	343,519	$38.5 million
September 2015	804,891	$34.77	1,148,410	$10.5 million
Total	893,791

In September 2015, the Company entered into a Master Confirmation and a Supplemental Confirmation for an accelerated share repurchase program (the “ASR Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).  Pursuant to the terms of the ASR Agreement, Wells Fargo made an initial delivery of 498,700 shares of the Company’s common stock in September 2015, which represented approximately 70% of the total shares expected to be delivered under the ASR Agreement. The Company recorded the $25.0 million payment as a reduction to stockholders’ equity, consisting of a $17.4 million increase in treasury stock and a $7.6 million reduction in additional paid-in capital. At the completion of the program, the Company may be entitled to receive additional shares of its common stock from Wells Fargo, or, under certain circumstances, may be required to make a cash payment or, at the Company’s option, deliver shares to Wells Fargo. Final settlement of the ASR Agreement is expected to be completed by the end of the fourth quarter of 2015, although the settlement may be accelerated at Wells Fargo’s option to an earlier date after a specified minimum period.

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

101
Financial statements from the quarterly report on Form 10-Q of Simpson Manufacturing Co., Inc. for the quarter ended September 30, 2015, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 5, 2015	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)