Form 10-K
period 2015-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2016-02-29
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of June 30, 2015, there were outstanding 49,119,299 shares of the registrant’s common stock, par value $0.01, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2015) was approximately $1,419,932,293
.

As of February 25, 2016, 48,292,706 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the registrant's fiscal year ended December 31, 2015.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, based on numerous assumptions and subject to risks and uncertainties (some of which are beyond our control), such as statements below regarding future sales, sales trends, revenues, profits, costs, expenses, tax liabilities, losses, capital spending, raw material (such as steel) prices, profit margins and effective tax rates. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are necessarily speculative in nature, and it can be expected that some or all of the assumptions of the forward-looking statements we furnish will not materialize or will vary significantly from actual results. Although we believe that the forward-looking statements are reasonable, we do not and cannot give any assurance that our beliefs and expectations will prove to be correct, and our actual results might differ materially from results suggested by any forward-looking statement in this document. Many factors could significantly affect our operations and cause our actual results to differ substantially from those reflected in the forward-looking statements. Those factors include, but are not limited to: (i) general economic and construction business conditions; (ii) customer acceptance of our products; (iii) relationships with key customers; (iv) materials and manufacturing costs; (v) the financial condition of customers, competitors and suppliers; (vi) technological developments; (vii) increased competition; (viii) changes in capital and credit market conditions; (ix) governmental and business conditions in countries where our products are manufactured and sold; (x) changes in trade regulations; (xi) the effect of acquisition activity; (xii) changes in our plans, strategies, objectives, expectations or intentions; and (xiii) other risks and uncertainties. See “Item 1A — Risk Factors.” We undertake no obligation to update or publicly release the results of any revision to these forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise, except as required by law. We further do not accept any responsibility for any projections or reports published by analysts, investors or other third parties.

Each of the terms the “Company,” “we,” “our” and similar terms used herein refer collectively to Simpson Manufacturing Co., Inc., a Delaware corporation and its wholly-owned subsidiaries, including Simpson Strong-Tie Company Inc. ("SST"), unless otherwise stated.

“Strong-Tie” and our other trademarks appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

PART I

Item 1. Business.

Company Background

The Company, through its wholly owned subsidiary, Simpson Strong-Tie Company Inc., designs, engineers and is a leading manufacturer of wood construction products, including connectors, truss plates, fastening systems, fasteners and pre-fabricated lateral systems used in light-frame construction, and concrete construction products used for concrete, masonry, steel construction and for concrete repair, protection and strengthening, including adhesives, chemicals, mechanical anchors, carbide drill bits, powder actuated tools and fiber reinforced materials. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself (“DIY”) markets. The Company also provides engineering services in support of some of its products and increasingly offers design and other software that facilitates the specification, selection and use of its products. The Company believes that the Simpson Strong-Tie brand benefits from strong brand name recognition among architects and engineers who frequently specify in building plans the use of the Company’s products. The Company has continuously manufactured structural connectors since 1956.

Business Strategy

The Company attracts and retains customers by designing, manufacturing and selling products that are of high quality and performance, easy to use and cost-effective for customers. The Company aims to manufacture and warehouse its products in geographic proximity to its markets to provide availability and rapid delivery of products to customers and prompt response to customer requests for specially designed products and services. The Company maintains high levels of inventory to operate with little backlog and fill most customer orders within a few days. High levels of manufacturing automation and flexibility allow the Company to maintain its quality standards while continuing to provide prompt delivery.

The Company intends to continue efforts to increase market share in both the wood construction and concrete construction product groups by:

•	maintaining frequent contact with customers and private organizations that provide information to building code officials;

•	continuing to sponsor seminars to inform architects, engineers, contractors and building officials on appropriate use, proper installation and identification of the Company’s products;

•
continuing to invest in mobile and web applications for customers, utilizing social media, blog posts and videos to connect and engage with customers and to help them do their jobs more efficiently; and

•	continuing to diversify product offerings to be less dependent on residential housing.

The Company’s long-term strategy is to develop, acquire or invest in product lines or businesses that have the potential to increase the Company’s earnings per share over time and that:

•	complement the Company’s existing product lines;

•	can be marketed through the Company’s existing distribution channels;

•	might benefit from use of the Company’s brand names and expertise;

•	are responsive to needs of the Company’s customers;

•	expand the Company’s markets geographically; and

•	reduce the Company’s dependence on the United States residential construction market.

New Products. The Company commits substantial resources to new product development. The majority of SST’s products have been developed through its internal research and development program. SST’s research and development expense for the three years ended December 31, 2015, 2014 and 2013, was $10.3 million, $11.2 million, and $10.7 million, respectively. The Company believes it is the only United States manufacturer with the capability to test multi-story wall systems, thus enabling full scale testing rather than analysis alone to prove system performance. The Company’s engineering, sales, product management, and marketing teams work together with architects, engineers, building inspectors, code officials and customers in the new product development process.

The Company’s product research and development is based largely on products or solutions that are identified within the Company or as customers communicate to the Company as well as the Company’s strategic initiatives to develop new markets or product lines. The Company’s strategy is to develop new products on a proprietary basis, to seek patents when appropriate and to rely on trade secret protection for others. The Company typically develops 15 to 25 new products each year.

The Company expanded its product offering for 2015 by adding:

•	new connectors for wood framing applications;

•	new wood shrinkage compensating devices;

•	new cold formed steel bridging and kneewall connections;

•	new structural screws for wood, metal and composite decking applications;

•	new mechanical anchors were introduced for use in hollow wall conditions and for overhead applications; and

•	the repair, protection and strengthening line of products received code approvals for their carbon fiber fabric and laminate systems.

The Company intends to continue to expand its product offering in all its products.

Distribution channels. The Company seeks to expand its product and distribution coverage through several channels:

•
Distributors. The Company regularly evaluates its distribution coverage and service levels provided by its distributors and from time to time implements changes to address weaknesses and opportunities. The Company has various programs to evaluate distributor product mix and conducts promotions to encourage distributors to add the Company’s products that complement the mix of product offerings in their markets.

•
Home Centers. The Company intends to increase penetration of the DIY markets by soliciting home centers and increasing product offerings. The Company’s sales force maintains on-going contact with home centers to work with them in a broad range of areas including inventory levels, retail display maintenance and product knowledge training. The Company’s strategy is to keep the customer’s retail stores continuously stocked with adequate supplies of the full line of the Company’s products that those stores carry. The Company has developed extensive bar coding and merchandising aids and has devoted a portion of its research efforts to the development of DIY products. Compared to previous years, the Company’s sales to home centers increased in 2015 and 2014, but declined in 2013. See “Item 1A — Risk Factors,” “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 13 — Segment Information” to the Company’s Consolidated Financial Statements.

•	Dealers. In some markets, the Company sells its products directly to lumber dealers and cooperatives.

•
OEM Relationships. The Company works closely with manufacturers of engineered wood products and OEMs to develop and expand the application and sales of its engineered wood connector and fastener products. The Company has relationships with several of the largest manufacturers of engineered wood products.

•
International Sales. The Company has established a presence in the European Community through acquisition of companies with existing customer bases and through servicing United States-based customers operating in Europe. The Company also distributes connector, anchor and epoxy products in Mexico, Chile, Australia, New Zealand, South Africa and the Middle East. The Company intends to continue to pursue and expand operations both inside and outside of the United States (see “Note 13 — Segment Information” to the Company’s Consolidated Financial Statements). Sales of some products may relate primarily to certain regions.

Operating Segments and Geographic Areas

The Company is organized into three operating segments consisting of the North America, Europe and Asia/Pacific segments. The North America segment includes operations primarily in the United States and Canada. The Europe segment includes operations primarily in France, the United Kingdom, Germany, Denmark, Switzerland, Portugal and Poland. The Asia/Pacific segment includes operations primarily in Australia, New Zealand, South Africa, China, Taiwan, and Vietnam. These segments are similar in several ways, including similarities in the products manufactured and distributed, the types of materials used, the production processes, the distribution channels and the product applications. See “Note 13 — Segment Information” to the Company’s Consolidated Financial Statements for information regarding the assets, revenue and performance of each of the Company’s operating segments and geographic areas. Also see “Item 1A — Risk Factors.”

Products and Services

The Company manufactures and markets building and construction products and is a recognized brand name in residential and commercial applications. The product lines historically have encompassed connectors, anchors, fasteners and lateral resistive systems. In 2011 and 2012, the Company entered into the truss plate market and acquired repair and strengthening product lines for the marine, industrial and transportation markets. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 13 — Segment Information” to the Company’s Consolidated Financial Statements for financial information regarding revenues by product category.

Most of the Company’s products are approved by building code evaluation agencies. To achieve such approvals, the Company conducts extensive product testing, which is witnessed and certified by independent testing laboratories. The tests also provide the basis of load ratings for the Company’s structural products. This test and load information is used by architects, engineers, contractors, building officials and homeowners and is useful across all applications of the Company’s products, ranging from the deck constructed by a homeowner to a multi-story structure designed by an architect or engineer.

Wood Construction Products. As described below, the Company’s wood construction products include (1) connectors, (2) truss plates, (3) fastening systems and (4) lateral systems, and are typically made of steel. The Company produces and markets over 15,000 standard and custom wood construction products. These products are used primarily to strengthen, support and connect wood joints in residential and commercial construction and DIY projects. The Company’s wood construction products contribute to structural integrity and resistance to seismic, wind and other forces. Applications range from commercial and residential building, to deck construction, to DIY projects.

1.
The Company’s connectors are prefabricated metal products that attach wood, concrete, masonry or steel together. Connectors are essential for tying wood construction elements together and create safer and stronger buildings.

2.
The Company’s truss connector plates and software are marketed under the name Integrated Component Systems. Truss plates are toothed metal plates that join wood members together to form a truss. The Company continues to develop sophisticated software to assist truss and component manufacturers’ in modeling, designing trusses and selecting the appropriate truss plates for the applicable jobs.

3.
The Company’s fastener line includes various nails, screws and staples. Complimenting these products is the Quik Drive auto-feed screw driving system used in numerous applications such as decking, subfloors, drywall and roofing.

4.
The Company’s lateral resistive systems are assemblies used to resist earthquake or wind forces and include Strong-Wall Shearwalls, ShearBrace, Anchor Tiedown Systems (“ATS”) and Special steel moment frames.

Concrete Construction Products. As described below, the Company’s concrete construction products include (1) anchor products, and (2) construction repair, protection and strengthening products. The Company produces and markets over 2,000 standard and custom concrete construction products. The Company’s concrete construction products are composed of various materials including steel, chemicals and carbon fiber. They are used primarily to strengthen, anchor, support, repair and connect concrete joints in residential and commercial construction and DIY projects used to repair, protect and strengthen concrete, brick and mortar structures. The Company’s concrete construction products contribute to structural integrity and resistance to seismic, wind and other forces. Applications range from industrial, commercial, infrastructure and residential structures, to DIY projects. These products are sold in all segments of the Company worldwide.

1.
The Company’s concrete construction anchor products include adhesives, mechanical anchors, carbide drill bits and powder-actuated pins and tools used for numerous applications of anchoring or attaching elements onto concrete, brick, masonry and steel.

2.	The Company's concrete construction repair, protection and strengthening products include grouts, coatings, sealers, mortars, fiberglass and fiber-reinforced polymer systems and asphalt products.

Engineering and Design Services. The Company’s engineers not only design and test products, but also provide engineering support for customers in connection with a number of products that the Company manufactures and sells. This support might range from the discussion of a load value in a catalog to testing the suitability of an existing product in a unique application. For certain product lines, industry norms require that the Company’s engineers are more involved in the sales process. For example, in connection with the sale of our truss plates, the Company’s engineers review the output of the Company’s software to assist customers in ensuring that trusses are properly designed and specified, and in some instances stamp design diagrams. Generally, in connection with any engineering services the Company provides, the Company’s engineers serve as a point of reference and support for the customer’s engineers and other service professionals, who ultimately determine and are responsible for the engineering approach to any project.

Sales and Marketing

The Company’s sales and marketing programs are implemented through its branch system. The Company currently maintains branches in California, Texas, Ohio, Canada, England, France, Germany, Denmark, Switzerland, Poland, Czech Republic, Portugal, Austria, The Netherlands, Australia, New Zealand, South Africa and Chile. Each branch is served by its own sales force, warehouse and office facilities, while some branches have their own manufacturing facilities. Each branch is responsible for setting and executing sales and marketing strategies that are consistent both with the markets in the geographic area that the branch serves and with the goals of the Company. Branch sales forces in North America are supported by marketing managers in the home office in Pleasanton, California. The home office also coordinates issues affecting customers that operate in multiple regions. The sales force maintains close working relationships with customers, develops new business, calls on architects, engineers and building officials and participates in a range of educational seminars.

The Company dedicates substantial resources to customer service. The Company produces numerous publications and point-of-sale marketing aids to serve specifiers, distributors, retailers and users for the various markets that it serves. These publications include general catalogs, as well as various specific catalogs, such as those for its fastener products. The catalogs and publications describe the products and provide load and installation information. The Company also maintains several linked websites centered on www.strongtie.com, which include catalogs, product and technical information, code reports and other general information related to the Company, its product lines and promotional programs. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites is intended to be inactive textual references only.

Manufacturing Process

The Company designs and manufactures most of its products. The Company has developed and uses automated manufacturing processes for many of its products. The Company’s innovative manufacturing systems and techniques have allowed it to control manufacturing costs, even while developing both new products and products that meet customized requirements and specifications. The Company’s development of specialized manufacturing processes has also permitted increased operating flexibility and enhanced product design innovation. As part of ongoing continuous improvement processes in its factories, the Company’s major North American and European manufacturing facilities initiated lean manufacturing practices to improve efficiency and customer service. The Company sources some products from third-party vendors, both domestically and internationally. The Company has 22 manufacturing locations in the United States, Canada, France, Denmark, Germany, Switzerland, Poland, Portugal, China and England.

Quality Control. The Company has developed a quality system that manages defined procedures to ensure consistent product quality and also meets the requirements of product evaluation reports of the International Code Council (ICC) and the International Association of Plumbers and Mechanical Officials Uniform Evaluation Services (IAPMO-UES). Since 1996, the Company’s quality system has been registered under ISO 9001, an internationally recognized set of quality-assurance standards. The Company believes that ISO registration is a valuable tool for maintaining and promoting its high quality standards. As the Company establishes new business locations through expansion or acquisitions, projects are established to integrate the Company’s quality systems and achieve ISO 9001 registration. In addition, the Company has six testing laboratories accredited to ISO standard 17025, an internationally accepted standard that provides requirements for the competence of testing and calibration laboratories. The Company implements testing requirements through systematic control of its processes, enhancing the Company’s standard for quality products, whether produced by the Company or purchased from others.

Wood Construction Products Manufacturing. Most of the Company’s wood construction products are produced with a high level of automation. The Company has significant press capacity and has multiple dies for some of its high volume products to enable production of these products close to the customer and to provide back-up capacity. The balance of production is accomplished through a combination of manual, blanking and numerically controlled (NC) processes that include robotic welders, lasers and turret punches. This capability allows the Company to produce products with little redesign or set-up time, facilitating rapid turnaround for customers. The Company also has smaller specialty production facilities, which primarily use batch production with some automated lines.

Concrete Construction Products Manufacturing. The Company manufactures its concrete construction products at its facilities in Zhangjiagang, China, Addison, Illinois, Baltimore, Maryland, Cardet, France, Seewen, Switzerland, Malbork, Poland, and Elvas, Portugal. The mechanical anchor products are produced with a high level of automation. Some products, such as epoxy and adhesive anchors, are mixed in batches and are then loaded into one-part or two-part dispensers, which mix the product on the job site because set-up times are usually very short. In addition, the Company purchases a number of products, powder actuated pins, tools and accessories and certain of its mechanical anchoring products, from various sources around the world. These purchased products undergo inspections on a sample basis for conformance with ordered specifications and tolerances before being distributed.

Regulation

Environmental Regulation. The Company itself is subject to environmental laws and regulations governing emissions into the air, discharges into water, and generation, handling, storage, transportation, treatment and disposal of waste materials. The Company is also subject to other federal and state laws and regulations regarding health and safety matters. The Company believes that it has obtained all material licenses and permits required by environmental, health and safety laws and regulations in connection with the Company’s operations and that its policies and procedures comply in all material respects with existing environmental, health and safety laws and regulations. See “Item 1A — Risk Factors.”

Other. The Company’s product lines are subject to federal, state, county, municipal and other governmental and quasi-governmental regulations that affect product development, design, testing, analysis, load rating, application, marketing, sales, exportation, installation and use.

The Company considers product evaluation, recognition and listing to the building code as a significant tool that facilitates and expedites the use of the Company’s products by design professionals, building officials, inspectors, builders, home centers and contractors. Industry members are more likely to use building products that have the appropriate recognition and listing than products that lack this acceptance. The Company devotes considerable time and testing resources to obtaining and maintaining appropriate listings for its products. The Company actively participates in industry related professional associations and building code committees both to keep abreast of regulatory changes and to provide comments and expertise to these regulatory agencies.

A substantial portion of the Company’s products have been evaluated and are recognized by governmental and product evaluation agencies. Some of the entities that recognize the Company’s products include the International Code Council Uniform Evaluation Service (ICC-ES), IAPMO-UES, the City of Los Angeles (LARR’s), California Division of the State Architect, the State of Florida, Underwriters Laboratory (UL), Factory Mutual (FM) and state departments of transportation. In Europe, the Company’s structural products meet European Technical Agreement (ETA) regulations.

Competition

The Company faces a variety of competition in all of the markets in which it participates. This competition ranges from subsidiaries of large national or international corporations to small regional manufacturers. While price is an important factor, the Company also competes on the basis of quality, breadth of product line, proprietary technology, technical support, availability of inventory, service (including custom design and manufacturing), field support and product innovation. As a result of differences in structural design and building practices and codes, the Company’s markets tend to differ by region. Within these regions, the Company competes with companies of varying size, several of which also distribute their products nationally or internationally. See “Item 1A — Risk Factors.”

Raw Materials

The principal raw material used by the Company is steel, including stainless steel. The Company also uses materials such as carbon fiber, epoxies and acrylics in the manufacture of its chemical anchoring and reinforcing products. The Company purchases raw materials from a variety of commercial sources. The Company’s practice is to seek cost savings and enhanced quality by purchasing from a limited number of suppliers.

The steel industry is highly cyclical and prices for the Company’s raw materials are influenced by numerous factors beyond the Company’s control. The steel market continues to be dynamic, with a high degree of uncertainty about future pricing trends. Given current conditions, including low demand, labor union contract negotiations, anti-dumping and countervailing duty trade cases filed by United States steel producers in 2015, the Company currently expect that the high degree of uncertainty regarding steel prices will continue. Numerous factors may cause steel prices to increase in the future. In addition to increases in steel prices, mills may add surcharges for zinc, energy and freight in response to increases in their costs. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company historically has not attempted to hedge against changes in prices of steel or other raw materials.

Patents and Proprietary Rights

The Company has United States and foreign patents, the majority of which cover products that the Company currently manufactures and markets. These patents, and applications for new patents, cover various design aspects of the Company’s products, as well as processes used in their manufacture. The Company continues to develop new potentially patentable products, product enhancements and product designs. Although the Company does not intend to apply for additional foreign patents covering existing products, the Company has developed an international patent program to protect new products that it may develop. In addition to seeking patent protection, the Company relies on unpatented proprietary technology to maintain its competitive position. See “Item 1A — Risk Factors.”

Acquisitions and Expansion into New Markets

The Company’s growth potential depends, to some extent, on its ability to penetrate new markets, both domestically and internationally. See “Industry and Market Trends” and “Business Strategy.”

In December 2015, the Company purchased all of the business assets, including intellectual property, from Blue Heron Enterprises, and Fox Chase Enterprises, LLC (collectively, "EBTY"), both New Jersey limited liability companies, for $3.4 million in cash. EBTY manufactured and sold hidden deck clips and associated products and systems. The Company's provisional measurement of assets acquired included goodwill of $2.0 million, which was assigned to the North American segment, and intangible assets of $1.1 million, both of which are subject to tax-deductible amortization. Net assets consisting of inventory and equipment accounted for the balance of the purchase price.

The Company currently intends as part of its expansion strategy to continue to pursue acquisitions of product lines or businesses. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Employees and Labor Relations

As of December 31, 2015, the Company had 2,498 full-time employees, of whom 1,029 were hourly employees and 1,469 were salaried employees. The Company believes that its overall compensation and benefits for the most part meet industry averages and that its relations with its employees are good.

A significant number of the employees at two of the Company’s facilities are represented by labor unions and are covered by collective bargaining agreements. The Company’s facility in San Bernardino County, California, has two of the Company’s collective bargaining agreements, one with tool and die craftsmen and maintenance workers, and the other with sheetmetal workers. These two contracts expire February 2017 and June 2018, respectively. The Company’s facility in Stockton, California, is also a union facility with two collective bargaining agreements, which also cover tool and die craftsmen and maintenance workers and sheetmetal workers. These two contracts will expire July and September 2019, respectively. See “Item 1A — Risk Factors.”

Available Information

The Company makes available, free of charge, on its website www.simpsonmfg.com, copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) after the Company files them with the SEC. Printed copies of any of these materials will also be provided free of charge on request.

You may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes thereto, before you decide to buy or hold shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. We may not be able to control any of those risks and uncertainties. If any of those risks and uncertainties, whether described below or not, actually occurs, our business, results of operations, financial condition and future prospects could be materially and adversely affected, and as a result, any guidance that we may provide should not be relied on by investors. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

To facilitate a review of our risk factors, we have organized our risk factors into general groups of risks, including “General Business Risks,” “Products, Services, and Sales Risks,” “Technological and Intellectual Property Risks,” “Regulatory Risks,” “Capital Expenditures, Expansions, Acquisitions and Divestitures Risk,” “International Operations Risks,” “Capital Structure and Stock Risks,” “Employee Risks,” and “Other Risks.” The grouping of risks is to facilitate your review only, and no ranking of importance of risks or other inference should be made on account of such groups.

General Business Risks

Business cycles affect our operating results.
Our operating results and our stock price are heavily tied to the health of the building construction industry, with an estimated 55% to 65% of our total product sales being dependent on housing starts. The construction industry is subject to significant volatility due to real estate market cycles, fluctuations in interest rates, the availability, or lack thereof, of credit to builders and developers, inflation rates, weather, and other factors and trends.
Further, many of our customers in the construction industry are small and medium-sized businesses. These businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. Uncertainty about current global economic conditions may cause these consumers to postpone or refrain from spending or may cause them to switch to lower-cost alternative products, which could reduce demand for our products and materially and adversely affect our financial condition and operating results.
Further, declines in commercial and residential construction, such as housing starts and remodeling projects, which generally occur during economic downturns, have in the past significantly reduced, and in the future can be expected to reduce, the demand for our products and our stock price.
Our sales are seasonal and we have little control over the timing of customer purchases. If we miss seasonal forecasts or customers purchase our products in different quarters than we or analysts expect, our stock could materially decline.
Our sales are seasonal, with operating results varying from quarter to quarter. With some exceptions, our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of the year, as customers tend to purchase construction materials in the late spring and summer months for the construction season. In addition, weather conditions, such as unseasonably warm, cold or wet weather, which affect, and sometimes delay or accelerate installation of some of our products, significantly affect our results of operations. Sales that we anticipate in one quarter may occur in another quarter, affecting both quarters’ results. If our operating results for a quarter are below the expectations of analysts and investors, it could have a material adverse effect on our stock price.
In addition, we maintain high inventory levels and typically ship orders as we receive them, so we operate with little backlog. The efficiency of our inventory system is closely tied to our ability to accurately predict seasonal and quarterly variances. Further, our planned expenditures are also based primarily on sales forecasts. When sales do not meet our expectations, our operating results will be reduced for the relevant quarters, as we will have already incurred expenses based on those expectations. This could result in a material decline in our stock price.
We operate in a competitive industry, and if we fail to anticipate and react appropriately to competitors, technological changes, changing industry trends and other competitive forces our revenue and profit margins will decline.
Our ability to compete effectively depends upon our ability to meet changing market conditions and develop enhancements to our products on a timely basis in order to maintain our competitive advantage. Many of our competitors have greater financial and other resources than we do. Our continued growth will ultimately depend upon our ability to develop additional products, services and technologies that meet our customers' expectation of our brand and quality. There can be no assurance that we will be successful in developing and marketing new products, product enhancements and additional technologies, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that our new products and product enhancements will adequately meet the requirements of the marketplace, or will achieve market acceptance.
Further, one of the core elements of our strategy is to provide high quality products and customer services. Many of our competitors are dedicating increasing resources to competing with us, especially as our products become more affected by technological advances and software innovations. Some of our competitors have more experience producing software and other technology-driven solutions. As a result, we are dedicating increasing resources to research and development in new and changing technologies in order to stay competitive and provide high quality and innovative products and services. These increased expenditures could reduce our operating results.
Additionally, our ability to compete effectively depends, to a significant extent, on the specification or approval of our products by architects, engineers, building inspectors, building code officials and customers and their acceptance of our premium brand. If a significant segment of those communities were to decide that the design, materials, manufacturing, testing or quality control of our products is inferior to that of any of our competitors or the cost differences between our products and any competitors are not justifiable, our sales and profits would be materially reduced.
Any worldwide economic contraction will quickly affect our operating results.
Our business is materially affected by changes in regional, national or global economic conditions generally. Continuing fluctuations in financial markets and the deterioration of national and global economic conditions have a profound effect on the construction industry and may have materially adverse effects on our operations, financial results or liquidity, including the following:

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
Product, Services and Sales Risks
Product liability claims, design defects, labeling defects, product formula defects, inaccurate chemical mixes and/or product recalls could harm our reputation, sales and financial results.
We design and manufacture most of our standard products and expect to continue to do so, although we buy raw materials and some manufactured products from others. We have on occasion found flaws and deficiencies in the design, manufacturing, assembling, labeling, product formulations, chemical mixes or testing of our products. We also have on occasion found flaws and deficiencies in raw materials and finished goods produced by others and used with or incorporated into our products. Some flaws and deficiencies have not been apparent until after the products were installed by customers.
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
Even if a flaw or deficiency is discovered before any damage or injury occurs, we may need to recall products (to the extent possible), and we may be liable for any costs necessary to replace recalled products or retrofit or remedy the affected structures. Any such recall, retrofit or other remedy could entail substantial costs and adversely affect our reputation, sales and financial condition. We do not carry insurance against recall costs or the adverse business effect of a recall, and our product liability insurance may not cover retrofit or other remedy costs.
As a result of the nature of many of our products and their use in construction projects, claims (including resulting from a natural disaster) may be made against us with regard to damage or destruction of structures incorporating our products whether or not our products failed. Any such claims, if asserted, could materially and adversely affect our business and financial condition.

While we generally attempt to limit our liability under contracts and our exposure to price increases or comparable expense increases, we may have uncapped liabilities or significant exposure under some contracts, and could suffer material losses under such contracts.

We enter into many types of contracts with our customers, suppliers and other third parties, including in connection with our expansion into new markets and new product lines. Under some of these contracts, our overall liability may not be limited to a specified maximum amount or we may have significant potential exposure to price increases or to the need to transition services to change service providers. If we receive claims under these contracts, are unable to successfully transition when such contracts terminate, or experience significant price increases or comparable expense increases, we may incur liabilities significantly in excess of the revenues associated with such contracts, which could have a material adverse effect on our results of operations.

Our software provides some design functions to customers, and we increasingly are involved both in product sales and engineering designs. Any software errors or deficiencies or failures in our engineering services could have material adverse effects on our operations and financial condition.
Our design software increasingly facilitates the creation by customers of complex construction and building designs and we increasingly are involved both in product sales and engineering designs. Our software is extremely complex and is continually being modified and improved. As a result, it may contain defects or errors and new versions may introduce new defects and errors. While we have attempted to limit our potential liability for the failure of any designs created by our software, as a result of defects in our software or other defects outside of our control in the construction of structures deigned by our software, the structures could be unsafe or could suffer severe damage, such as collapse or fire, and personal injury could result. Errors in construction unconnected with our design could also cause personal injury and unsafe structural conditions, even if our software design is sufficient. To the extent that a structure designed by our software suffers any failure or deficiency, we could be required to correct deficiencies and may become involved in litigation, even if our software design was not the cause of such deficiency. Further, if any damage or injury is not covered by our insurance and we are held to be liable, we could be required to correct such damage and to compensate persons who might have suffered injury, and our reputation, business and financial condition could be materially and adversely affected.
While we engage in testing and upgrades, there can be no assurance that, despite our testing and upgrades, errors will not be found in new and existing products resulting in loss of revenues or delay in market acceptance, diversion of development resources, damage to our reputation, adverse litigation, or increased service and warranty costs, any of which would have a material adverse effect upon our business, operating results and financial condition.
We are also increasingly involved in providing engineering solutions to our clients. The risks associated with providing these services are materially different than the risks we historically faced when we only produced products. If our engineers prepare, approve or seal drawings that contain defects or otherwise are involved in any design or construction that contains flaws, regardless of whether our engineers caused such flaws, we may be held liable for professional negligence or other damages, which could involve material claims.
We have a few large customers, the loss of any one of which could negatively affect our sales and profits.
Our largest customers accounted for a significant portion of net sales for the years ended December 31, 2015, 2014 and 2013, respectively. Any reduction in, or termination of, our sales to these customers would at least temporarily, and possibly on a longer term basis, cause a material reduction in our net sales, income from operations and net income.  Such a reduction in or elimination of our sales to any of our largest customers would increase our relative dependence on our remaining large customers.
In addition, our distributor customers have increasingly consolidated over time, which has increased the material adverse effect of losing any one of them and may increase their bargaining power in negotiations with us. These trends could negatively affect our sales and profitability.
Increases in prices of raw materials could negatively affect our sales and profits.
Our principal raw material is steel, including stainless steel. The steel industry can have large fluctuations. Numerous factors beyond our control, such as general economic conditions, competition, worldwide demand, material and labor costs, energy costs, foreign exchange rates, import duties and other trade restrictions influence prices for our raw materials. Further, the domestic steel market is heavily influenced by three major United States manufacturers. We have not always been able, and in the future we might not be able, to increase our product prices in amounts that correspond to increases in costs of raw materials, without materially and adversely affecting our sales and profits.
We have historically not hedged against changes in prices of steel or other raw materials. In recent years, however, we have increased our anticipatory purchases of steel in an effort to mitigate the effects of rising steel prices. This strategy, coupled with changing economic conditions, has resulted in substantial fluctuations in our inventory in recent years, which can materially and adversely affect our margins, cash flow and profits.
Technological and Intellectual Property Risks
Our recent efforts to increase our technology offerings and integrate new software and application offerings may prove unsuccessful and may affect our future prospects.
Our industry has experienced increased complexity in some home design, and builders are more aggressively trying to reduce their costs. One of our responses has been to design and market sophisticated software to facilitate the design and marketing of our product systems. We have continued to commit substantial resources to our software development endeavors in recent years and expect that trend to continue in 2016.
We have a limited operating history in the technology space and may not be able to create commercially successful software and applications. Even if we are able to create initially successful ideas, the technology industry is subject to rapid changes. We may not be able to adapt quickly enough to keep up with changing demands, and our software may become obsolete.
While we see having a software interface with the construction industry as a potential growth area, we also face competition from other companies that are focused solely or primarily on the development of software and applications. These companies may have significantly greater expertise and resources to devote to software development, and we may be unable to compete with them in that space. Even if we are successful in competing with such companies, we will likely be required to expend significant resources and time and hire additional personnel to develop and maintain our software offerings. This could increase our operating costs and reduce our profitability. On the other hand, if our software development endeavors fail to generate profits, expended resources may not be recovered and our reputation, business, operating results, and financial condition could be materially and adversely affected. For example, we wrote off $5.9 million for software development projects in 2015.
If we cannot protect our technology, we will not be able to compete effectively.
Our ability to compete effectively with other companies depends in part on our ability to maintain the proprietary nature of our technology, in part through patents, copyrights, trade secrets and other intellectual property protections. We might not be able to protect or rely on our patents and copyrights. Patents might not issue pursuant to pending patent applications. Our software copyright and other protections might not be adequate to protect our software and application code. Others might independently develop the same or similar technology, develop around the patented aspects of any of our products or proposed products, or otherwise obtain access to or circumvent our proprietary technology. We also rely on unpatented proprietary technology to maintain our competitive position. We might not be able to protect our trade secrets, our know-how or other proprietary information. If we are unable to maintain the proprietary nature of our significant products, our sales and profits are likely to be materially reduced.
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
Other parties have in the past and may in the future claim that our products or processes infringe their patent rights and other intellectual property rights. We may incur substantial costs and liabilities in investigating, defending and resolving such claims, whether or not they are meritorious, which may materially reduce our profitability and materially and adversely affect our business and financial condition. Litigation can be disruptive to normal business operations and may result in adverse rulings or decisions. If any such infringement claim is asserted against us, we may be required to obtain a license or cross-license, modify our existing technology or design a new non-infringing technology, any of which could be costly and time-consuming. A ruling against us in an infringement lawsuit could include an injunction barring our production or sale of any infringing product. A damages award against us could include an award of royalties or lost profits and, if the court finds willful infringement, treble damages and attorneys’ fees.
If we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, our operations could be disrupted and our reputation and profitability could be negatively affected.
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
Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff. Security breaches of our infrastructure could create system disruptions, shutdowns or unauthorized disclosures of confidential information. Despite the security measures we have in place, our facilities and systems, and those of the retailers, dealers, licensees and other third party distributors with which we do business, may be vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer, employee, supplier or Company information, whether by us or by the retailers, dealers, licensees and other third party distributors with which we do business, could result in losses, severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.
We also publicly post our privacy policies and practices concerning our processing, use, and disclosure of personally identifiable information on our website. The publication of our privacy policy and other statements we publish that provide assurances about privacy and security can subject us to potential federal, state, or other regulatory action if they are found to be deceptive or misrepresentative of our practices.
Regulatory Risks
Failure to comply with industry regulations could result in reduced sales and increased costs.
We rely on the compliance of our products with regulations and specifications as one of our key competitive advantages. The design, capacity and quality of most of our products and manufacturing processes are subject to numerous and extensive regulations and standards promulgated by governmental, quasi-governmental and industry organizations. These regulations and standards are highly technical, complex and subject to frequent revision. If our products or manufacturing processes fail to comply with any regulations or standards or we fail to continue to innovate and update our products to comply with changing regulations and standards, we may not be able to manufacture and market our products profitably and may suffer damage to our brand and reputation, which could lead to declines in sales and the price of our stock.
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
Our manufacturing operations involve the use of solvents, chemicals, oils and other materials that are regarded as hazardous or toxic. We also use complex and heavy machinery and equipment that can pose severe safety hazards, especially if not properly and carefully used. Some of our products also incorporate materials that are hazardous or toxic in some forms, such as zinc and lead used in some steel galvanizing processes, chemicals used in our acrylic and epoxy anchoring products, and chemicals used in our concrete repair, strengthening and protecting products. The gun powder used in our powder-actuated tools is explosive. We have in the past, and may in the future, need to take steps to remedy our failure to properly label, store, use and manufacture such toxic and hazardous materials.
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
We are currently subject to conflict mineral disclosure regulations in the U.S. and may be affected by potentially expansive conflict mineral regulations that have been proposed in the European Union. While we have been successful to date in adapting to such regulations, we have and will continue to incur added costs to comply with the disclosure requirements, including costs related to determining the source of such minerals used in our products. We may not be able to ascertain the origins of such minerals that we use and may not be able to satisfy requests from customers to certify that our products are free of conflict minerals. These new requirements also could constrain the pool of suppliers from which we source such minerals. We may be unable to obtain conflict-free minerals at competitive prices. Such consequences will increase costs and may materially and adversely affect our manufacturing operations and profitability.
Capital Expenditures, Expansions, Acquisitions and Divestitures Risks
Our acquisition growth strategy presents unique risks for our business, and any acquisition could materially and adversely affect our business and operating results.
We pursue acquisitions of product lines or businesses as one of our key growth strategies. We compete for acquisitions with other potential acquirers, some of which have greater financial or operational resources than we do. As a result, we may not be able to identify suitable acquisition candidates or strategic opportunities. Any acquisitions we undertake involve numerous risks, including, for example:

•	inadequate access to information and/or due diligence of acquired businesses:

•	diversion of management’s attention from other business concerns;

•	overvaluation of acquired businesses;

•	difficulties assimilating the operations and products of acquired businesses;

•	inaccurate accounting or public reporting arising from integration of the financial statements and disclosures of acquired businesses;

•	undisclosed existing or potential liabilities of acquired businesses;

•	slow acceptance or rejection of acquired businesses’ products by our customers;

•	risks of entering markets in which we have little or no prior experience;

•	litigation involving activities, properties or products of acquired businesses;

•	increased cost of regulatory compliance and enforcement;

•	consumer and other claims related to products of acquired businesses; and

•	the potential loss of key employees of acquired businesses.

In addition, future acquisitions may involve issuance of additional equity securities that dilute the value of our existing equity securities, increase our debt, cause impairment related to goodwill and cause impairment of, and amortization expenses related to, other intangible assets, which could materially and adversely affect our profitability. Any acquisition could materially and adversely affect our business and operating results, and as a result, our business and operating results may differ from any guidance that we may provide.
Significant costs to integrate our acquired operations may negatively affect our financial condition and the market price of our stock.
We will incur costs integrating acquired business operations, products and personnel. These costs may be significant and may include expenses and other liabilities for employee redeployment, relocation or severance, combining teams and processes in various functional areas, reorganization or closures of facilities, and relocation or disposition of excess equipment. The integration costs that we incur may negatively affect our profitability and the market price of our stock.

Further, integrating acquired business operations is time intensive, requiring significant commitment of our management team’s focus and resources. If our management team spends too much time focused on recent acquisitions or on potential acquisition targets, our management team may not have sufficient time to focus on our existing business and operations. This diversion of attention could have material and adverse consequences on our operations and our ability to be profitable.
We may decide to dispose of assets and incur material expenses in doing so.
We have terminated in the past and may terminate in the future product lines or businesses if we determine that the cost of operating them is not warranted by their expected profitability. For example, we terminated our heavy-duty mechanical anchor systems business in Ireland and Germany in 2012, sold our CarbonWrap concrete construction assets in 2013 and closed our sales offices in China, Thailand and Dubai in 2015. There are significant costs with such divestitures, which could materially and adversely affecting our sales, assets, profitability and financial condition.
Our capital expenditures may not be adequate to maintain our competitive position and may not be implemented in a timely or cost-effective manner.
Our capital expenditures are limited by our liquidity and capital resources and the amount we have available for capital spending is limited by the need to pay our other expenses and to maintain adequate cash reserves and borrowing capacity to meet unexpected demands that may arise. Productivity improvements through process re-engineering, design efficiency and manufacturing cost improvements may be required to offset potential increases in labor and raw material costs and competitive price pressures. If we are unable to make sufficient capital expenditures, or to maximize the efficiency of the capital expenditures we do make, our competitive position may be harmed and we may be unable to manufacture the products necessary to compete successfully in our targeted market segments.
Additional financing, if needed, to fund our working capital, growth or acquisitions may not be available on reasonable terms, or at all.
If our cash requirements for working capital or to fund our growth increase to a level that exceeds the amount of cash that we generate from operations and have available through our current credit arrangements, or if we should decide to make an acquisition that requires more cash than we have available internally and through our current credit arrangements, we will need to seek additional financing. Additional or new borrowings may not be available on reasonable terms, or at all. Our ability to raise money by issuing and selling shares of our common or preferred stock depends on general market conditions and the demand for our stock. If we sell stock, our existing stockholders could experience substantial dilution. Our inability to secure additional financing could prevent the expansion of our business, internally and through acquisitions.
If we change significantly the location, nature or extent of some of our manufacturing operations, we may reduce our net income.
If we decide to change significantly the location, nature or extent of a portion of our manufacturing operations, we may need to record an impairment of our goodwill. Our goodwill totaled $124.0 million at December 31, 2015. Recording an impairment of our goodwill correspondingly reduces our net income. Other changes or events in the future could further impair our recorded goodwill, which could also materially and adversely affect our profitability.
International Operations Risks
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
International construction, standards, techniques and methods differ from those in the United States. Laws and regulations applicable in new markets may be unfamiliar to us. Compliance may be substantially more costly than we anticipate. As a result, we may need to redesign products, or invent or design new products, to compete effectively and profitably in new markets. We expect that we will need significant time, which may be years, to generate substantial sales or profits in new markets.
Other significant challenges to conducting business in foreign countries include, among other factors, local acceptance of our products, political instability, changes in import and export regulations, changes in tariff and freight rates, fluctuations in foreign exchange rates, currency controls, cash repatriation restrictions and differing economic outcomes. We might not be able to penetrate these markets and any market penetration that occurs might not be timely or profitable. If we do not penetrate these markets within a reasonable time, we will be unable to recoup part or all of the significant investments we will have made in attempting to do so.
Because of our international operations, we could be adversely affected by violations of applicable U.S. federal and state or foreign laws and regulations, such as the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery, anti-corruption and anti-kickback laws.
As a result of our expanded international operations, we face increasing compliance and regulatory oversight related to operating in foreign markets. The foreign and U.S. laws and regulations that are applicable to our operations are complex and may increase the costs of regulatory compliance, or limit or restrict the products or services we sell or subject our business to the possibility of regulatory actions or proceedings. The United States Foreign Corrupt Practices Act, and other similar laws and regulations, generally prohibit companies and their intermediaries from making improper payments to foreign governmental officials for the purpose of obtaining or retaining business. While our policies mandate compliance with applicable laws and regulations, including anti-bribery laws and other anti-corruption laws, we cannot assure you that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.
Our international operations may be materially and adversely affected by factors beyond our control.
Economic, social and political conditions, laws, practices and customs vary widely among the countries where we produce or sell our products. Our operations outside of the United States are subject to a number of risks and potential costs, including, for example, lower profit margins, less protection of intellectual property and economic, political and social uncertainty in some countries. Our sales and profits depend, in part, on our ability to develop and implement policies and strategies that effectively anticipate and manage these and other risks in the countries where we do business. These and other risks may materially and adversely affect our operations in any particular country and our business as a whole. Inflation in emerging markets also makes our products more expensive there and increases the market and credit risks that we are exposed to.
Our international operations depend on our successful management of our subsidiaries outside of the United States.
We conduct our international business through wholly owned subsidiaries. Managing distant subsidiaries and fully integrating them into our business is challenging. We cannot directly supervise every aspect of the operations of our subsidiaries operating outside the United States. As a result, we rely on local managers and staff. Cultural factors and language differences can result in misunderstandings among internationally dispersed personnel. The risk that unauthorized conduct may go undetected may be greater in subsidiaries outside of the United States. These problems could adversely affect our sales and profits.
Failure to comply with export, import, and sanctions laws and regulations could affect us materially and adversely.
We are subject to a number of export, import and economic sanction regulations, including the International Traffic in Arms Regulations (the “ITAR”), the Export Administration Regulations (the “EAR”) and U.S. sanction regulations administered by the U.S. Department of Treasury, Office of Foreign Assets (“OFAC”). Foreign governments where we have operations also implement export, import and sanction laws and regulations, some of which may be inconsistent with ITAR and EAR.
If we do not obtain all necessary import and export licenses required by applicable export and import regulations, including the ITAR and the EAR, or do business with sanctioned countries or individuals, we may be subject to fines, penalties and other regulatory action by governmental authorities, including, among other things, having our export or import privileges suspended. Even if our policies and procedures for exports, imports and sanction regulations comply, but our employees fail or neglect to follow them in all respects, we might incur similar liability.

Any change in applicable export, import or sanction laws or regulations or any legal or regulatory violations could materially and adversely affect our business and financial condition.
Our manufacturing facilities in China complicate our supply and inventory management.
We maintain manufacturing capability in various parts of the world, in part to allow us to serve our customers with prompt delivery of needed products. Such customer service is a significant factor in our efforts to compete with larger companies that have greater resources than we have. In recent years, we have substantially expanded our manufacturing in China. Nearly all of our manufacturing output in China was and is currently intended for export to other parts of the world. Because of the great distances between our manufacturing facilities in China and the markets to which the products made there will be shipped, we may have difficulty providing adequate service to our customers, which may put us at a competitive disadvantage. Our attempts to provide prompt delivery may necessitate that in China we produce and keep on hand substantially more inventory of finished products than would otherwise be needed. Inventory fluctuations can materially and adversely affect our margins, cash flow and profits.
We are subject to U.S. and international tax laws that could affect our financial results.
We generally conduct international operations through our wholly-owned subsidiaries. Our income tax liabilities in the different countries where we operate depend in part on internal settlement prices and administrative charges among us and our subsidiaries. These arrangements require us to make judgments with which tax authorities may disagree. Tax authorities may impose additional tariffs, duties, taxes, penalties and interest on us. Transactions that we have arranged in light of current tax rules could have material and adverse consequences if tax rules change, and changes in tax rules or imposition of any new or increased tariffs, duties and taxes could materially and adversely affect our sales, profits and financial condition.
As of December 31, 2015, we held $93.2 million outside the U.S. as a result of operations from our international subsidiaries, and any repatriation of funds currently held in foreign jurisdictions to the U.S. may result in higher effective tax rates for us. In addition, there have been proposals from Congress to change U.S. tax laws that would significantly impact how U.S. multinational corporations like us are taxed on foreign earnings.
Recent changes in applicable law regarding the transfer of personally identifiable information by U.S. companies doing business in the European Union could lead us to spend significant resources trying to comply with the newly developed rules. We may not succeed in meeting such requirements, and we may face governmental actions and suffer business losses.
We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Policy Principles and compliance with the Safe Harbor Frameworks as agreed to and set forth by the European Commission and the United States, which established a means for legitimating the transfer of personally identifiable information by U.S. companies doing business in the European Union (“EU”) to the U.S. As a result of an October 6, 2015 European Union Court of Justice (“ECJ”) opinion, the Safe Harbor Framework no longer provides a lawful basis to transfer data from the EU to the U.S. On February 2, 2016, the European Commission and the United States agreed on a new framework for transatlantic data sharing; the Privacy Shield. The Privacy Shield aims to strengthen protections of European personal data and monitoring and enforcement of such protections in the U.S., compared to that provided under the prior Safe Harbor Frameworks.
In light of that ECJ opinion and the Privacy Shield, we may need to engage in additional compliance efforts when transferring certain data from the EU. We may be unsuccessful in complying with the new EU data transfer requirements, and as a result, we may be at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure all data transfers to us from the EU are in compliance with applicable law. We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business.
Capital Structure and Stock Risks
A stockholder controls approximately 15% of the outstanding shares of our common stock, which may reduce other stockholders' ability to influence our affairs.
As of December 31, 2015, Sharon Simpson controlled, directly and indirectly, approximately 15% of the then outstanding shares of our common stock. Ms. Simpson, therefore, has significant influence with respect to our corporate matters requiring stockholder approval such as the election of our directors and proposals that come before the stockholders at the annual meeting or other special meetings.
Further, if all or a substantial portion of her shares of our common stock is sold, it could depress the price of our common stock.
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
Future sales of our common stock could adversely affect our stock price.
Our Board of Directors has the authority to issue, from time to time, authorized and unissued shares of our common stock. Our issuance of substantial amounts of new shares of our common stock could adversely affect the prevailing market price for our common stock.
All of the outstanding shares of our common stock are freely tradable without restriction under the Securities Act of 1933, as amended (the "Securities Act"), other than shares of our common stock held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. There were 7,239,930 million shares held by our affiliates as of February 25, 2016. In addition as of December 31, 2015, options to purchase 0.5 million shares of our common stock were outstanding and exercisable and restricted stock units with respect to 0.5 million shares of our common stock were unvested.
If a substantial number of shares of our common stock are sold in the public market pursuant to Rule 144 by our affiliates or issued upon the exercise of our outstanding options, the trading price of our common stock in the public market could be adversely affected.
Delaware law, our stockholder rights plan and certain other aspects of our corporate governance contain anti-takeover provisions that could deter takeover attempts that might otherwise be beneficial to our stockholders.
Provisions of Delaware law could make it more difficult for a third party to acquire us. Section 203 of the Delaware General Corporation Law makes the acquisition of the Company and the removal of our incumbent officers and directors more difficult for potential acquirers by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring us without the consent of our Board of Directors for at least three years from the date they first hold 15% or more of the voting stock.
We also have the following protective measures, among others:

•	Our Stockholder Rights Plan also has significant anti-takeover effects by causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.

•
Our tiered Board of Director structure, whereby only a portion of our Board of Directors is elected at each annual meeting, also discourages take-over attempts that might otherwise be beneficial to our stockholders.

•	Stockholders cannot call special meetings of the stockholders and cannot take action by written consent.

•	A change in the composition of the Board of Directors that is not approved by our existing Board of Directors could trigger a default under our existing credit facilities.
Employee Risks
We depend on key management and technical personnel, the loss of whom could harm our business.
We depend on our key management and technical personnel. The loss of one or more key employees could materially and adversely affect us.
Our success also depends on our ability to attract and retain highly qualified technical, sales and marketing and management personnel necessary for the maintenance and expansion of our activities. We face strong competition for such personnel and may not be able to attract or retain such personnel. In addition, when we experience periods with little or no profits, a decrease in compensation based on our profits may make it difficult to attract and retain highly qualified personnel.
Any work stoppage or interruption by employees could materially and adversely affect our business and financial condition.
A significant number of our employees are represented by labor unions and covered by collective bargaining agreements that will expire in 2017, 2018 and 2019. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial position and liquidity.
Other Risks
Natural disasters could decrease our manufacturing capacity.
Some of our current manufacturing facilities are located in geographic regions that have experienced major natural disasters, such as earthquakes, floods and hurricanes. Our disaster recovery plan may not be adequate or effective. We do not carry earthquake insurance. Other insurance that we carry is limited in the risks covered and the amount of coverage. Our insurance would not be adequate to cover all of our resulting costs, business interruption and lost profits when a major natural disaster occurs. A natural disaster rendering one or more of our manufacturing facilities totally or partially unusable, whether or not covered by insurance, would materially and adversely affect our business and financial condition.
Climate change could materially and adversely affect our business.
We cannot predict the effects that climate change may have on our business. They might, for example:

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
We may have exposure to greater than anticipated tax liabilities.
We provide guidance on our anticipated tax rates. Failure to meet these anticipated rates could cause us to miss analyst forecasts and could result in material declines in our stock price. Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, as a result of changes in foreign tax exchanges, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Contracts that we file as exhibits to our public reports contain recitals, representations and warranties that may not be factually correct.
The parties to any agreement or other instrument that we file as an exhibit to this or any other report did not necessarily intend that any recital, representation, warranty or other statement of purported fact in the instrument establish or confirm any fact, even if it is worded as such. Often such statements are used to allocate contractual risk between the parties, and the statements often are subject to standards of materiality that differ from the standards applicable to our reports. In addition, such statements may have been qualified by other materials that we have not filed with (or incorporated by reference into) this or any other report or document. Such exhibits should be read in the context of our other disclosures in our reports and it should not be assumed that any statement, representation or warranty of any party is necessarily factually accurate.
Impairment charges on goodwill or other intangible assets adversely affect our financial position and results of operations.
We are required to perform impairment tests on our goodwill, indefinite-lived intangible assets and definite-lived intangible assets annually or at any time when events occur that could affect the value of such assets. To determine whether a goodwill impairment has occurred, we compare fair value of each of our reporting units with its carrying value. In the past, these tests have lead us to incur significant impairment charges. Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, adverse actions by regulatory authorities, unanticipated competition, loss of key customers or changes in technology or markets, can require a charge for impairment that can materially and adversely affect our reported net income and our stockholders’ equity.
Failure of our accounting systems could harm our business and financial results.
We have implemented a commercially available Microsoft third-party accounting software system for use in our operations in the United States, Europe and Asia. Any errors or defects in, or unavailability of, third-party software or our implementation of the systems, could result in errors in our financial statements, which could materially and adversely affect our business. If we continue to use our other internally developed accounting systems and they are not able to accommodate our future business needs, or if we find that they or any new systems we may implement contain errors or defects, our business and financial condition could be materially and adversely affected.
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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns its home office in Pleasanton, California, and its principal United States manufacturing facilities in Stockton and San Bernardino County, California, McKinney, Texas, and Columbus, Ohio. The principal manufacturing facilities located outside the United States, the majority of which are owned, are in Canada, France, Denmark, Germany, Poland, Switzerland, Portugal and China. The Company also owns and leases smaller manufacturing facilities, warehouses, research and development facilities and sales offices in the United States, Europe, Asia, Australia, New Zealand, South Africa and Chile. As of February 26, 2016, the Company’s owned and leased facilities were as follows:

	Number
	Of	Approximate Square Footage
	Properties	Owned	Leased	Total
		(in thousands of square feet)
North America	25	2,298	631	2,929
Europe	16	476	128	604
Asia/Pacific	12	175	38	213
Administrative and all other	3	368	—	368
Total	56	3,317	797	4,114

The Company’s properties are constructed primarily of steel, brick or concrete and, in management’s opinion, are maintained in good operating condition. The Company’s manufacturing facilities are equipped with specialized equipment and use extensive automation. The Company considers its existing and planned facilities to be adequate for its operations as currently conducted and as planned through 2016. The Company’s leased facilities typically have renewal options and have expiration dates through 2022. The Company believes it will be able to extend leases on its various facilities as necessary, as they expire. The manufacturing facilities currently are being operated with one full shift. The Company anticipates that it may require additional facilities to accommodate possible future growth.

In December 2015, the Company purchased for $12.6 million a manufacturing facility in West Chicago for the purposes of combining the operations of two leased chemical facilities into one owned facility. The Company estimates 2016 costs to complete improvements to operate out of the new facility will be $7.0 million to $10.0 million.

The Company retained its real estate in Vacaville, California. On completion of the sale of the Simpson Dura-Vent assets to M&G in 2010, the Company leased that facility to M&G for approximately $0.9 million per year for ten years. These properties are classified under the “Administrative & All other” segment.

Item 3. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.  As of February 26, 2016, other than ordinary routine litigation incidental to the Company’s business, the Company is not a party to any legal proceedings, which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

The information presented below is our historical data and not necessarily indicative of our future financial condition or results of operations.

The Company’s common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “SSD.” The following table shows the range of high and low closing sale prices per share of our common stock as reported by the NYSE and dividends declared per share of our common stock for the calendar quarters indicated:

	Market Price		Dividends Declared
Quarter	High	Low
2015
Fourth	$38.40	$33.59	$0.16
Third	37.01	32.94	0.16
Second	37.41	32.78	0.16
First	37.78	31.73	0.14
2014
Fourth	$34.98	$29.04	$0.14
Third	36.90	29.15	0.14
Second	36.94	31.91	0.14
First	36.25	31.32	0.125

Record Holders

The Company estimates that as of February 25, 2016, there were 7,483 holders of record of the Company’s common stock.

Dividends

The Company declared dividends of $0.125 per share of our common stock in the first quarter of 2014 and $0.14 per share of our common stock in each of the second, third and fourth quarters of 2014. The Company paid dividends of $0.14 per share of our common stock in the first quarter of 2015, and $0.16 per share of our common stock in each of the second, third and fourth quarters of 2015. Future dividends, if any, will be determined by the Company’s Board of Directors, based on the Company’s earnings, cash flows, financial condition and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing. The information presented below is our historical data and not necessarily indicative of our future financial condition or results of operations.

The graph below compares the cumulative total stockholder return on the Company’s common stock from December 31, 2010, through December 31, 2015, with the cumulative total return on the S&P 500 Index and the Dow Jones U.S. Building Materials & Fixtures Index over the same period (assuming the investment of $100 in the Company’s common stock and in each of the indices on December 31, 2010, and reinvestment of all dividends).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In February 2016, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s common stock. This authorization replaces the $50.0 million repurchase authorization from February 2015 and will remain in effect through the end of 2016.

In September 2015, the Company entered into a Master Confirmation and a Supplemental Confirmation for a $25 million accelerated share repurchase program (the "ASR Agreement") with Wells Fargo Bank, National Association. In 2015, the Company repurchased 1.3 million shares of its common stock, which included the 689,184 shares pursuant to the ASR agreement, at a cost of $47.1 million.

The table below presents the monthly repurchases of shares of our common stock in the fourth quarter of the fiscal year ended December 31, 2015.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2015	—	N/A	—	$9.8 million
November 1 - November 30, 2015	—	N/A	—	$9.8 million
December 1 - December 31, 2015	190,484	36.27	1,338,894	$0.0 million
Total	190,484

Item 6. Selected Financial Data.

You should read the following selected consolidated financial data in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company’s Consolidated Financial Statements and the related Notes thereto, including any discussion of accounting changes, business combinations or dispositions of business operations therein, to fully understand factors that may affect the comparability of the information presented below.

The consolidated statements of operations data for each of the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheets data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheets data as of December 31, 2013, 2012, and 2011 are derived from our audited consolidated financial statements, except as otherwise noted, that are not included in this Annual Report on Form 10-K. The information presented below is our historical data and not necessarily indicative of our future financial condition or results of operations. The financial data below includes the results of operations of acquired companies beginning on the dates of acquisition. For a summary of recent acquisitions, see “Note 2 — Acquisitions” to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

	Years Ended December 31,
(in thousands, except per-share data)	2015	2014	2013	2012	2011
Statement of Operations Data:
Net sales	$794,059	$752,148	$705,322	$656,231	$603,446
Cost of sales	435,140	410,118	391,791	373,759	332,642
Gross profit	358,919	342,030	313,531	282,472	270,804
Research and development and other engineering expense	46,196	39,018	36,843	35,919	25,886
Selling expense	90,663	92,031	85,102	82,364	73,568
General and administrative expense	113,428	111,500	108,070	99,968	95,820
Impairment of goodwill	—	530	—	2,346	1,282
Net loss (gain) on disposal of assets	(389)	(325)	2,038	166	191
Income from operations	109,021	99,276	81,478	61,709	74,057
Income in equity method investment, before tax	—	—	—	—	4,389
Interest income (expense), net	(342)	46	86	212	340
Income from operations	108,679	99,322	81,564	61,921	78,786
Provision for income taxes	40,791	35,791	30,593	20,003	27,886
Net income	$67,888	$63,531	$50,971	$41,918	$50,900
Earnings per share of common stock:
Basic	$1.39	$1.30	$1.05	$0.87	$1.04
Diluted	$1.38	$1.29	$1.05	$0.87	$1.04

Cash dividends declared per share of common stock	$0.620	$0.545	$0.375	$0.625	$0.50

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Balance Sheet Data:
Working capital	$494,308	$509,838	$464,901	$402,538	$430,476
Property, plant and equipment, net	213,716	207,027	209,533	213,452	195,716
Goodwill	123,950	123,881	129,218	121,981	99,849
Total assets	961,309	973,065	953,613	890,322	836,087
Line of credit and long-term debt, including current portion	—	18	103	178	—
Total liabilities	111,485	109,600	112,334	100,754	77,724
Total stockholders’ equity	849,824	863,465	841,279	789,568	758,363

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the financial condition and results of operations, unless stated otherwise, for the Company for the years ended December 31, 2015, 2014 and 2013, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following discussion and analysis contain forward-looking statements as discussed in the “Note About Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those plans, estimates, and beliefs. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly "Item 1A, Risk Factors."

Overview

The Company's strategy is to grow its building material product offerings and geographic sales footprint so it is not so heavily dependent on North America housing starts. It is focused on expanding sales in wood products by introducing new products into markets it currently operates in or entering new geographic markets, such as in Europe. New wood products, such as fasteners, may be internally developed or acquired. The Company is also focused on growing its concrete products business in all segments it operates in and will also search for new acquisition opportunities, such as concrete repair. The Company's strategy is to grow into new markets and products while leveraging its strengths in engineering, sales and distribution, and strong brand name.

The Company designs, manufactures and sells building construction products that are of high quality and performance, easy to use and cost-effective for customers. It operates in three business segments determined by geographic region; North America, Europe and Asia/Pacific.

•
The North America segment sells both wood and concrete construction products and has been highly dependent on housing starts. The Company has made efforts to be less dependent on new housing construction by expanding its line of concrete construction products. North America concrete construction product sales increased 19% in 2015 from 2013, partly due to improved economic conditions.

•
The Europe segment also sells both wood and concrete construction products and until recently relied primarily on wood construction products. Europe concrete construction product sales increased 9% in 2015 from 2013, primarily due to improved economic conditions and expanded sales activities into new countries, partly offset by the negative effects of foreign currency translation.

•
The Asia/Pacific segment also sells both wood and concrete construction products. The Company has closed its sales offices located in China, Thailand and Dubai, as well as reduced its selling activities in Hong Kong, due to continued losses in the regions. As a result, concrete construction product sales decreased over 52% in 2015 from 2013 and wood construction product sales decreased 6% in 2015 from 2013. The Company believes that the Asia/Pacific segment is not significant to the Company's overall performance.

The Company continues to invest in its strategic initiatives, such as expanding its offering of concrete construction products, including specialty chemicals, wood construction products, particularly its truss plate and fasteners, and software offerings. In support of these initiatives, the Company expects to commit resources to improve and increase manufacturing capabilities and is prepared to invest resources to acquire products or businesses that meets the Company's goals.

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

2013 to 2015 Financial Highlights

From 2013 to 2015, net sales increased to $794.1 million from $705.3 million. The Company had net income of $67.9 million for 2015 compared to net income of $51.0 million for 2013. Diluted net income per common share was $1.38 for 2015 compared to

$1.05 for 2013. Income from operations increased to $109.0 million in 2015 from $81.5 million in 2013. The increased net sales were primarily driven by improved economic conditions and increased building activity in 2015 compared to 2013.

Net sales

Net sales increased to $794.1 million in 2015 from $705.3 million in 2013, reflecting improved economic conditions in North America.

•	Segment net sales:

◦
North America — Net sales increased to $676.6 million in 2015 from $572.8 million in 2013 with above average increases in the United States. Canada net sales decreased, primarily due to the effects of foreign currency translation. The net sales increases in North America were mostly due to increases in unit sales volume in both concrete construction and wood products from increased building activity, partly offset by a decrease in average sales prices.

◦
Europe — Net sales decreased to $108.1 million in 2015 from $117.7 million in 2013, due to the effects of foreign currency translation. The Company calculated that Europe's 2015 net sales were negatively affected by approximately $16.2 million due to European currencies weakening against the United States dollar. In local currencies, Europe's overall net sales increased in 2015 compared to 2013, primarily due to increases in unit sales volume, partly offset by a slight decrease in average sales prices.

◦
Asia/Pacific — Net sales decreased to $9.4 million in 2015 from $14.8 million in 2013, due to the closing of sales offices in China, Thailand and Dubai, which accounted for approximately $5.8 million of the total decrease in net sales in the region.

•	Sales channels and product groups:

◦	Net sales to contractor distributors, lumber dealers and dealer distributors increased significantly in 2015 compared to 2013 due to increased construction activity.

◦
Wood construction product net sales, including connectors, truss plates, fastening systems, fasteners and shearwalls, increased 13.0% to $674.3 million in 2015 from $596.8 million in 2013, primarily due to increased unit sales volumes on improved economic conditions, partly offset by the negative effects of foreign currency translation.

◦
Concrete construction product sales, including adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, increased 10.3% to $119.5 million in 2015 from $108.3 million in 2013, primarily due to increased unit sales volumes on improved economic conditions, partly offset by the negative effects of foreign currency translation as well as the closure of sales offices located in China, Thailand and Dubai.

Gross profit

Gross profit margin increased to 45.2% in 2015 from 44.5% in 2013. Wood construction products represented 85% of total sales in both 2015 and 2013. The overall 2015 gross profit margin as a percentage of sales was up due to increased profit margins on the sale of wood construction products. The gross profit margin differential between wood construction products and concrete construction products increased to 16% in 2015 from 13% in 2013.

Operating expenses

Operating expenses increased in dollar amounts, but decreased as a percentage of net sales, and were $249.9 million, or 31.5% of net sales, in 2015, compared to $232.1 million, or 32.9% of net sales, in 2013. The increase in operating expenses was primarily due to the support of new products lines, which included increased personnel costs, mostly related to the addition of staff, and software development costs, as well as increased cash profit sharing expense related to increased operating profits, partly offset by the effects of foreign currency translation.

Results of Operations

The following table sets forth, for the years indicated, the Company's operating results as a percentage of net sales for such years:

	Years Ended December 31,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	54.8%	54.5%	55.5%
Gross profit	45.2%	45.5%	44.5%
Research and development and other engineering	5.8%	5.2%	5.2%
Selling expense	11.4%	12.2%	12.1%
General and administrative expense	14.3%	14.8%	15.3%
Impairment of goodwill	—%	0.1%	—%
Net loss on disposal of assets	—%	—%	0.3%
Income from operations	13.7%	13.2%	11.6%
Interest income (expense), net	—%	—%	—%
Income before taxes	13.7%	13.2%	11.6%
Provision for income taxes	5.1%	4.8%	4.3%
Net income	8.6%	8.4%	7.3%

Comparison of the Years Ended December 31, 2015 and 2014

Net sales increased 5.6% to $794.1 million for 2015 from $752.1 million for 2014. The Company had net income of $67.9 million for 2015, compared to net income of $63.5 million for 2014. Diluted net income per common share was $1.38 for 2015, compared to diluted net income of $1.29 per common share for 2014. An out-of-period adjustment recorded during 2014 relating to a non-reoccurring correction had the effect of increasing net income by $1.3 million, or the equivalent of $0.026 per share. Income from operations increased 9.8% to $109.0 million in 2015 from $99.3 million in 2014.

The following table shows the change in the Company’s operations from 2014 to 2015, and the increases or decreases for each category by segment:

		Increase (Decrease) in Operating Segment
		North America		Asia/ Pacific	Admin & All Other
(in thousands)	2014		Europe			2015
Net sales	$752,148	$62,775	$(15,109)	$(5,755)	$—	$794,059
Cost of sales	410,118	36,263	(9,656)	(2,354)	769	435,140
Gross profit	342,030	26,512	(5,453)	(3,401)	(769)	358,919
Research and development and other engineering expense	39,018	7,966	(570)	(316)	98	46,196
Selling expense	92,031	898	(941)	(1,307)	(18)	90,663
General and administrative expense	111,500	2,847	(2,125)	331	875	113,428
Impairment of goodwill	530	—	(530)	—	—	—
Gain on sale of assets	(325)	243	(77)	(230)	—	(389)
Income from operations	99,276	14,558	(1,210)	(1,879)	(1,724)	109,021
Interest income (expense), net	46	5	(234)	(18)	(141)	(342)
Income before income taxes	99,322	14,563	(1,444)	(1,897)	(1,865)	108,679
Provision for income taxes	35,791	6,713	(745)	(302)	(666)	40,791
Net income	$63,531	$7,850	$(699)	$(1,595)	$(1,199)	$67,888

Net Sales

The following table shows net sales by segment for the years ended December 31, 2014 and 2015, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Total
December 31, 2014	$613,843	$123,177	$15,128	$752,148
December 31, 2015	676,618	108,068	9,373	794,059
Increase (decrease)	$62,775	$(15,109)	$(5,755)	$41,911
Percentage increase (decrease)	10.2%	(12.3)%	(38.0)%	5.6%

The following table shows segment net sales as percentages of total net sales for the years ended December 31, 2014 and 2015, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2014 net sales	81.6%	16.4%	2.0%	100.0%
Percentage of total 2015 net sales	85.2%	13.6%	1.2%	100.0%

•	Segment net sales:

•
North America - Net sales increased 10.2% in 2015 compared to 2014, primarily due to increased unit sales volumes in the United States on improved economic activity, partly offset by a slight decrease in average sales prices. Canadian net sales decreased, mostly due to the effects of foreign currency translations, partly offset by an increase in unit sales volumes. The Company calculated that Canada's 2015 net sales were negatively affected by approximately $5.6 million due to the Canadian dollar weakening against the United States dollar. In Canadian dollars, Canada's overall net sales increased slightly in 2015 compared to 2014.

•
Europe - Net sales decreased 12.3% in 2015 compared to 2014, mostly due to the effects of foreign currency translations. The Company calculated that Europe's 2015 net sales were negatively affected by approximately $17.6 million due to European currencies weakening against the United States dollar. In local currencies, Europe's overall net sales increased slightly in 2015 compared to 2014.

•
Asia/Pacific - Net sales decreased 38.0% in 2015 compared to 2014, primarily due to the closing of sales offices in China, Thailand and Dubai, which accounted for approximately $5.6 million of the total decreases in net sales in the region. Foreign currency translations due to the weakening of the respective currencies against the United States dollar negatively affected net sales by approximately $0.6 million.

•	Consolidated net sales channels and product groups:

•	Net sales to contractor distributors, dealer distributors, home centers and lumber dealers increased in 2015 compared to 2014, primarily due to increased home construction activity.

•	Wood construction product net sales, including connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% of our total net sales in both 2015 and 2014.

•
Concrete construction product sales, including adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% of our total net sales in both 2015 and 2014.

Gross Profit

The following table shows gross profit by segment for the years ended December 31, 2014 and 2015, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
December 31, 2014	$291,116	$46,965	$3,652	$297	$342,030
December 31, 2015	317,628	41,512	251	(472)	358,919
Increase (decrease)	$26,512	$(5,453)	$(3,401)	$(769)	$16,889
Percentage increase (decrease)	9.1%	(11.6)%	(93.1)%	N/M	4.9%

The following table shows gross profit percentages by segment for the years ended December 31, 2014 and 2015, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2014 gross profit percentage	47.4%	38.1%	24.1%	NM	45.5%
2015 gross profit percentage	46.9%	38.4%	2.7%	NM	45.2%

Gross profit increased to $358.9 million in 2015 from $342.0 million in 2014. Gross profit as a percentage of net sales decreased to 45.2% in 2015 from 45.5% in 2014, partly due to a non-reoccurring $2.5 million correction to workers' compensation expense in the North America segment that increased the Company's 2014 gross profit by 0.3% of net sales and increases in material costs. Based on current information and subject to future events and circumstances, the Company estimates that its 2016 gross profit margin will be between 44.5% and 46.0%.

•
North America - Gross profit margin decreased to 46.9% in 2015 from 47.4% in 2014, primarily as a result of increases in material costs, as a percentage of net sales, partly offset by slight decreases in factory overhead cost and shipping cost, each as a percentage of sales. Factory overhead cost, as a percentage of net sales, in 2014 was affected by a non-reoccurring $2.5 million correction to workers' compensation expense that increased the 2014 gross profit margin by 0.4%. Factory overhead, as a percentage of net sales, in 2015 was reduced by a non-reoccurring settlement of a union-based defined-benefit pension withdrawal liability that increased 2015 gross profit margin by 0.1% as compared to 2014 when an atypical non-recurring $3.3 million pension charge resulted from the Company's withdrawal from a multiemployer union-based defined-benefit pension plan.

•
Europe - Gross profit margin increased to 38.4% in 2015 from 38.1% in 2014, as a result of decreases in material costs, factory overhead (on increased production volumes) and warehouse costs, each as a percentage of sales, partly offset by increases in the costs of labor and shipping, each also as a percentage of sales.

•
Product mix - The gross profit margin differential between wood construction products and concrete construction products, which have lower gross profit margins, was 16% and 12% in 2015 and 2014, respectively. The increased gross profit margin differential between the two product groups, coupled with increased concrete construction product sales in 2015, also negatively affected the Company's overall gross profit margin. The lower gross profit margins on concrete construction products negatively affected gross margins in North America, with concrete construction products representing 13% of North America net sales in 2015 and 2014, and in Europe, with concrete construction products at 23% and 20% of Europe net sales in 2015 and 2014, respectively.

•
Steel prices - Given current conditions, including low demand, labor union contract negotiations, anti-dumping and countervailing duty trade cases filed by United States steel producers, the Company currently expects that the high degree of uncertainty regarding steel prices will continue.

Research and development and engineering expense

Research and development and engineering expense increased 18.4% to $46.2 million in 2015 from $39.0 million in 2014, primarily due to $5.9 million in write-offs of software development projects, as well as increases of $2.0 million in personnel costs related to the addition of staff and pay rate increases instituted in January 2015 and $0.6 million in cash profit sharing expense on increased operating profits, partly offset by a decrease of $0.7 million in stock-based compensation costs, most of which occurred in the North America segment.

Selling expense

Selling expense decreased 1.5% to $90.7 million in 2015 from $92.0 million in 2014, primarily due to decreases of $0.9 million in professional fees, $0.7 million in stock-based compensation and $0.6 million in advertising costs, partly offset by increases of $0.5 million in cash profit sharing and commission expense, $0.3 million in agent commission expense and $0.2 million in personnel costs related to the addition of staff and pay rate increases instituted in January 2015.

•
North America - Selling expense increased $0.9 million, primarily due to increases of $1.5 million in personnel costs and $1.1 million in cash profit sharing and commission expense, partly offset by decreases of $0.7 million in stock-based compensation, $0.7 million in professional fees and $0.4 million in advertising costs.

•
Europe - Selling expense decreased by $0.9 million, primarily due to decreases of $1.1 million in personnel costs and $0.2 million in professional fees, partly offset by a $0.4 million increase in agent commission expense, primarily attributable to differences in exchange rates used for translating local currencies into United States dollars.

•
Asia/Pacific - Selling expense decreased $1.3 million, primarily due to decreases of $0.6 million in personnel costs and $0.5 million in cash profit sharing and sales commissions, both related to closing three sales offices and downsizing one sales office.

General and administrative expense

General and administrative expense increased 1.7% to $113.4 million in 2015 from $111.5 million in 2014, primarily due to increases of $2.2 million in personnel costs related to the addition of staff and pay rate increases instituted in January 2015, $0.6 million in stock-based compensation expense, $0.4 million in bad debt expense and $0.1 million in cash profit sharing, partly offset by a decrease of $1.1 million in amortization expense.

•
North America - General and administrative expense increased $2.8 million, primarily due to increases of $2.4 million in personnel costs, $0.3 million in cash profit sharing expense, $0.3 million in stock-based compensation costs and $0.2 million in bad debt expense, partly offset by a decrease of $0.7 million in amortization expense.

•
Europe - General and administrative expense decreased by $2.1 million, primarily due to decreases of $1.1 million in personnel costs, $0.5 million in cash profit sharing and $0.3 million in intangible amortization expense, primarily attributable to differences in exchange rates used for translating local currencies into United States dollars.

•	Asia/Pacific - General and administrative expenses increased by $0.3 million, primarily due to increases of $0.4 million in personnel costs.

•
Administrative and Other - General and administrative expense increased by $0.9 million, primarily due to increases of $0.4 million in personnel cost, $0.3 million in stock-based compensation expense and $0.2 million in cash profit sharing.

Income taxes

The effective income tax rate in 2015 was 37.5% as compared to 36.0% in 2014.  The 2015 effective income tax rate was higher primarily due to the 2014 release of an uncertain tax position as well as a solar tax credit for installing solar panels at one of the Company's facilities, which were non-reoccurring. Based on current information and subject to future events and circumstances, the Company estimates that its 2016 effective tax rate will be between 37% and 39%.

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

The following table shows the change in the Company’s operations from 2013 to 2014, and the increases or decreases for each category by segment.

		Increase (Decrease) in Operating Segment
		North America		Asia/ Pacific	Admin & All Other
(in thousands)	2013		Europe			2014
Net sales	$705,322	$41,054	$5,437	$335	$—	$752,148
Cost of sales	391,791	17,416	2,075	(596)	(568)	410,118
Gross profit	313,531	23,638	3,362	931	568	342,030
Research and development and other engineering expense	36,843	1,855	333	48	(61)	39,018
Selling expense	85,102	6,491	308	124	6	92,031
General and administrative expense	108,070	4,253	(946)	119	4	111,500
Impairment of goodwill	—	—	530	—	—	530
Loss (gain) on sale of assets	2,038	1,037	(610)	4	(2,794)	(325)
Income from operations	81,478	10,002	3,747	636	3,413	99,276
Interest income, net	86	(101)	79	(20)	2	46
Income before income taxes	81,564	9,901	3,826	616	3,415	99,322
Provision for income taxes	30,593	3,914	(469)	984	769	35,791
Net income	$50,971	$5,987	$4,295	$(368)	$2,646	$63,531

Net Sales

The following table shows net sales by segment for the years ended December 31, 2013 and 2014, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Total
December 31, 2013	$572,789	$117,740	$14,793	$705,322
December 31, 2014	613,843	123,177	15,128	752,148
Increase	$41,054	$5,437	$335	$46,826
Percentage increase	7.2%	4.6%	2.3%	6.6%

The following table shows segment net sales as percentages of total net sales for the years ended December 31, 2013 and 2014, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2013 net sales	81.2%	16.7%	2.1%	100.0%
Percentage of total 2014 net sales	81.6%	16.4%	2.0%	100.0%

Segment net sales:

•	North America - Net sales increased 7.2% in 2014 compared to 2013, primarily due to increased unit sales volumes, while average prices for the year were down 0.6%.

•
Europe - Net sales increased 4.6% in 2014 compared to 2013, mostly due to increased unit sales volumes and the effects of foreign currency translations, partly offset by slightly lower average selling prices. However, sales growth trended lower in the last two quarters of 2014, consistent with declining economic activity in the region, and European currencies have weakened against the United States dollar.

•	Consolidated net sales channels and product groups:

•	Net sales to lumber dealers, contractor distributors, dealer distributors and home centers increased in 2014 compared to 2013, due to increased building activity.

•	Wood construction product net sales represented 85% of our total net sales in both 2014 and 2013.

•	Concrete construction product net sales represented 15% of our total net sales in both 2014 and 2013.

Gross Profit

The following table shows gross profit by segment for the years ended December 31, 2013 and 2014, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
December 31, 2013	$267,478	$43,603	$2,720	$(270)	$313,531
December 31, 2014	291,116	46,965	3,652	297	342,030
Increase	$23,638	$3,362	$932	$567	$28,499
Percentage increase	8.8%	7.7%	34.3%	N/M	9.1%

The following table shows gross profit percentages by segment for the years ended December 31, 2013 and 2014, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2013 gross profit percentage	46.7%	37.0%	18.4%	NM	44.5%
2014 gross profit percentage	47.4%	38.1%	24.1%	NM	45.5%

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

•
Product mix - The gross profit margin differential between wood construction products and concrete construction products, which have lower gross profit margins, was 12% and 13% in 2014 and 2013, respectively. The lower gross profit margins on concrete construction products negatively affected gross margins in North America, with concrete construction products representing 13% of North America net sales in both 2014 and 2013, respectively, and in Europe, with concrete construction products representing 20% and 19% of Europe net sales in 2014 and 2013, respectively.

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

General and administrative expense

General and administrative expense increased 3.2% to $111.5 million in 2014 from $108.1 million in 2013, primarily due to increases of $2.5 million in cash profit sharing, $1.6 million in personnel costs, $0.7 million in unrealized foreign currency losses, $0.4 million in depreciation expense and $0.2 million in facility maintenance expense, partly offset by a decrease in impairment charges of $1.0 million related to an impairment of fixed assets in 2013, a decrease of $0.6 million in professional fees and a $0.3 million decrease in stock-based compensation, as well as a $0.5 million gain resulting from a reduction in a contingent liability related to the Bierbach acquisition (compared to no gain recorded in 2013). See "Note 2 — Acquisitions" to the Company's Consolidated Financial Statement.

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
See "Plant Closure" and "Sale of Product Line" under "Note 1 - Operations and Summary of Significant Accounting Policies" to the Company's Consolidated Financial Statement.

Income taxes

The effective income tax rate in 2014 was 36.0%, a decrease compared to 37.5% in 2013. The decrease in the effective income tax rate was primarily due to increased manufacturing deductions for certain types of expenditures, a solar tax credit for installing solar panels at one of the Company's facilities, and reduced operating losses in 2014 in the Europe and Asia/Pacific segments for which no tax benefit was recorded.

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

Business Combinations

The Company recognizes separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. On the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, the Company records subsequent adjustments, if any, to its consolidated statements of operations. None of the subsequent adjustments for the years ended 2013, 2014 and 2015 were material.

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

If the Company determines that a pre-acquisition contingency (that is not income-tax related) is probable and estimable as of the acquisition date, the Company records its best estimate for such a contingency as a part of the preliminary purchase price allocation. The Company often continues to gather information and evaluate its pre-acquisition contingencies throughout the measurement period. If the Company changes the amounts recorded or identifies additional pre-acquisition contingencies during the measurement period, such amounts are included in the purchase price allocation during the measurement period and, subsequently, in the Company’s results of operations.

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

The reporting unit level is generally one level below the operating segment, which is at the country level, except for the United States, Australia and S&P Clever reporting units.

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

For certain reporting units, the Company may first assess qualitative factors related to the goodwill of the reporting unit to determine whether it is necessary to perform a two-step impairment test. If the Company judges that it is more likely than not that the fair value of the reporting unit is greater than the carrying amount of the reporting unit, including goodwill, no further testing is required. If the Company judges that it is more likely than not that the fair value of the reporting unit is less than the carrying amount of the reporting unit, including goodwill, management will perform a two-step impairment test on goodwill. In the first step of the Company's annual goodwill impairment test ("Step 1"), the Company compares the fair value of the reporting unit to its carrying value. The fair value calculation uses both the income approach (discounted cash flow method) and the market approach, equally weighted. If the Company judges that the carrying value of the net assets assigned to the reporting unit, including goodwill, exceeds the fair value of the reporting unit, a second step of the impairment test must be performed to determine the implied fair value of the reporting unit’s goodwill. If the Company judges that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company would record an impairment charge equal to the difference between the implied fair value of the goodwill and the carrying value.

Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is a judgment involving significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins and working capital requirements used to calculate projected future cash flows, risk-adjusted discount rates, selected multiples, control premiums and future economic and market conditions (Level 3 fair value inputs). The Company bases its fair value estimates on assumptions that it believes to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

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

The 2015, 2014 and 2013 annual testing of goodwill for impairment did not result in impairment charges. The impairment charge taken in the third quarter of 2014 was associated with assets in the Germany reporting unit acquired from Bierbach in 2013. The factors that led to the third quarter impairment were a failure to retain Bierbach's historical customers and increased competition, which led to the reduction in the contingent consideration liability, related to the Bierbach acquisition and resulted in management performing an impairment test to evaluate the recoverability of the Germany reporting unit's goodwill. The test resulted in the impairment of all of the reporting unit’s goodwill in the amount of $0.5 million. In connection with the impairment of the goodwill, the Company also reviewed associated long-lived assets in Germany, such as property and equipment, and intangible assets, for recoverability by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. No impairment of long-lived assets was required as a result of that review during the third quarter of 2014.

The Denmark reporting unit passed Step 1 of the annual 2015 impairment test by a 9% margin indicating an estimated fair value greater than its net book value and was the only reporting unit with a fair value greater than net book value margin of less than 10%. The Denmark reporting unit is sensitive to management’s plans for retaining or replacing lost sales and operating margins. The Denmark reporting unit’s failure to meet management’s objectives could result in future impairment of some or all of the Denmark reporting unit’s goodwill, which was $6.4 million at December 31, 2015.

Key assumptions used in Step 1 of the Company's annual goodwill impairment test included compound annual growth rates (“CAGR”) and average annual pre-tax operating margins during the forecast period, and discount rates. A sensitivity assessment for the key assumptions included in the 2015 goodwill impairment test on the Denmark reporting unit is as follows:

•
A 480 basis point hypothetical percentage increase in the discount rate, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value, and thus it would not result in the reporting unit failing Step 1 of the goodwill impairment test;

•	A 105 basis point hypothetical percentage decrease in the CAGR, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value and

•	A 40% hypothetical decrease in average annual pre-tax operating profit, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value.

Effect of New Accounting Standards

Recently Adopted Accounting Standards

In September 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2015-16, (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 amendments eliminate the requirement to restate prior period financial statements for measurement period adjustments made to provisional amounts recognized in a business combination. The new guidance requires that the cumulative impact of measurement period adjustments (including the impact on prior periods) be recognized in the reporting period in which the adjustments are determined.

The amendments require preparers to present cumulative adjustments separately within the respective financial line items affected or disclose in the notes the amount recorded in current-period earnings. The new guidance does not change what constitutes a measurement period adjustment. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The new standard is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company early adopted this guidance effective December 15, 2015, and the adoption had no material effect on its consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05 (Subtopic 340-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05"). The guidance in this Subtopic applies only to internal-use software that a customer obtains access to in a hosted arrangement. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. With an election to adopt prospectively or retrospectively, this ASU will be effective for annual periods beginning after December 15, 2015. The Company early adopted ASU 2015-11 prospectively and the adoption had no material effect on its consolidated financial statements and footnote disclosures.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement-Extraordinary and Unusual Items ("ASU No. 2015-01"). ASC Update No. 2015-01 eliminates the concept of extraordinary items found in Subtopic 225-20, which required that an entity separately classify, present and disclose extraordinary events and transaction when the event or activity met both criteria of being unusual in nature and infrequent in occurrence. Although the concept of extraordinary items will be eliminated, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The Company early adopted ASU 2015-01 and the adoption had no material effect on its consolidated financial statements and footnote disclosures.

Recently Issued Accounting Standards Not Yet Adopted

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). The objective is to simplify the presentation of deferred income taxes; the amendments require that deferred tax assets and liabilities be classified as noncurrent in a classified consolidated balance sheets. ASU 2015-17 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendment may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company expects that the adoption of ASU 2015-17 will not materially affect its financial position or results of operations.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, (Topic 330), Simplifying the Measurement of Inventory (“ASU 2015-11”). The objective is to reduce the complexity related to inventory subsequent measurement and disclosure requirements. ASU 2015-11 amendments do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments more closely align with the measurement of inventory in International Financial Reporting Standards. ASU 2015-11 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company expects that the adoption of ASU 2015-11 will not materially affect its financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles, generally accepted in the United States of America ("GAAP"). The core principle of ASU 2014-09 is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual and interim periods beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the effects of adopting ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard.

Liquidity and Sources of Capital

The Company’s liquidity needs arise principally from working capital requirements, capital expenditures and business acquisitions. During the three years ended December 31, 2015, the Company relied on internally generated funds to finance these needs. The Company’s working capital requirements are seasonal with the highest need typically occurring in the second and third quarters of the year. Cash and cash equivalents were $258.8 million, $260.3 million and $251.2 million at December 31, 2015, 2014 and 2013, respectively. Working capital was $494.3 million, $509.8 million and $464.9 million at December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the Company had no borrowings on its revolving line of credit. At December 31, 2015, the Company had unused capacity on this and other credit facilities of $304.4 million.

As of December 31, 2015, the Company’s investments consisted of only United States Treasury securities and money market funds aggregating $76.0 million. Cash collected by the Company’s United States subsidiaries is routinely transferred into cash management accounts, which typically do not have restrictions on withdrawals. As of December 31, 2015, the Company had $93.2 million, or 36.0%, of its cash and cash equivalents held outside the United States in accounts belonging to several of the Company’s foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if it were repatriated to the United States. The Company has no plans to repatriate cash and cash equivalents held outside the United States as such funds are expected to be used to fund future international growth and acquisitions.

Operating Activities

The Company’s operating activities provided $114.2 million, $67.2 million and $106.5 million in net cash in 2015, 2014 and 2013, respectively.

In 2015, cash was provided by net income of $67.9 million, noncash expenses totaling $41.7 million, which consisted primarily of depreciation, amortization, stock-based compensation charges and software development project write-off totaling $3.1 million, decreases in inventories of $17.2 million and other current assets of $6.3 million and increases in accrued cash profit sharing and commissions of $2.5 million and income taxes payable of $2.4 million. These increases in cash were offset by an increase in trade accounts receivable of $16.8 million and decreases in accrued liabilities of $5.1 million, long-term liabilities of $2.9 million and accounts payable of $1.0 million. The Company’s inventories decreased 9.6% from $216.5 million at December 31, 2014, to $195.8 million at December 31, 2015, primarily due to increased net sales in the fourth quarter of 2015, which utilized raw materials at a higher rate compared to the fourth quarter of 2014 and decreased raw material purchases in the fourth quarter of 2015 compared to the fourth quarter of 2014. The balance of the cash provided resulted from changes in other asset and liability accounts, none of which was individually material.

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

Investing Activities

The Company’s investing activities used $37.8 million, $23.5 million and $17.3 million in net cash in 2015, 2014 and 2013, respectively.

Cash paid for capital expenditures increased to $34.2 million in 2015 from $23.7 million in 2014, primarily due to a $12.6 million purchase of a manufacturing facility in West Chicago for the purposes of combining the operations of two leased chemical facilities into one owned facility. The Company used $7.0 million in 2015 to invest in software development, in excess of $6.0 million to expand or replace manufacturing capacity, primarily in North America, and in excess of $1.9 million on information technology, primarily in North America for hardware, software and a new phone system, as well as $1.9 million to increase office space at a facility in Europe. The balance of the cash used for capital expenditures resulted from numerous purchases, none of which was individually material. Net cash paid for acquisitions in 2015 totaled $4.2 million. Based on current information and subject to future events and circumstances, the Company estimates that its capital expenditures for 2016 will be approximately $33.0 million.

In 2014, the Company used $8.5 million to invest in software development, $8.7 million to expand or replace manufacturing capacity, primarily in North America, and $2.2 million to install a solar roof system on one of the Company's North American facilities. The balance of the cash used for capital expenditures resulted from numerous purchases, none of which was individually material. The cash paid for capital expenditures was partly offset by proceeds from the sale of assets of $0.7 million.

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

Financing Activities

The Company’s financing activities used $67.9 million, $25.6 million and $13.4 million in net cash in 2015, 2014 and 2013, respectively.

The Company used net cash in its financing activities in 2015 for the repurchase of the Company’s stock for $47.1 million, the payment of cash dividends of $29.4 million and for contingent considerations related to an asset acquisitions of $1.2 million. Cash provided was primarily from issuance of the Company’s common stock on exercise of stock options of $9.7 million.

In 2014, the Company used net cash in its financing activities for the payment of cash dividends of $25.9 million, the repurchase of the Company’s stock for $3.0 million and for contingent consideration related to an asset acquisition of $1.3 million. Cash provided was primarily from issuance of the Company’s common stock on exercise of stock options of $4.6 million.

In 2013, the Company used cash for financing activities for the payment of cash dividends of $18.1 million and the repurchase of the Company’s stock for $9.8 million. Cash provided was primarily from issuance of the Company’s common stock on exercise of stock options of $15.1 million.

Credit Facilities

In July 2012, the Company entered into an unsecured credit agreement with a syndicate of banks providing for a 5-year revolving credit facility of $300.0 million, which includes a letter of credit sub-facility of up to $50.0 million. The Company may have the ability to increase the amount available under the credit agreement by an additional $200.0 million, to a maximum of $500.0 million, if existing lenders or new lenders are willing to make additional commitments and if the Company satisfies certain other conditions. On any such increase, the pricing for the facility may be subject to change. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR01screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at December 31, 2015, the LIBOR Rate was 0.36%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company was also required to pay customary fees as specified in a separate fee agreement between the Company and Wells Fargo Bank, National Association, in its capacity as the Agent under the credit agreement.

The proceeds of loans advanced under the credit agreement and letters of credit issued thereunder may be used for working capital and other general corporate needs of the Company, to pay dividends to the Company’s stockholders or to repurchase outstanding securities of the Company as permitted by the credit agreement, and to finance acquisitions by the Company permitted by the credit agreement. No loans or letters of credit are currently outstanding under the credit agreement. The Company and its subsidiaries are required to comply with various affirmative and negative covenants. The covenants include provisions that would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations. As of December 31, 2015, the Company was in compliance with its financial covenants under the credit agreement. The unsecured credit agreement expires in July 2017.

Contractual Obligations

The Company’s contractual obligations, as of December 31, 2015, for future payments are as follows (in thousands):

	Payments Due by Period
	Total all periods	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years

Contractual Obligation
Debt interest obligations	$713	$450	$263	$—	$—
Operating lease obligations	20,284	6,498	7,354	4,200	2,232
Purchase obligations	25,704	25,638	66	—	—
Total	$46,701	$32,586	$7,683	$4,200	$2,232

The Company's purchase obligations consist of commitments primarily related to the acquisition, construction or expansion of facilities and equipment, consulting agreements, pension fund contributions and minimum purchase quantities of certain raw materials. The Company currently is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. Debt interest obligations include interest payments on fixed-term debt, line-of-credit borrowings and annual facility fees on the Company’s primary line-of-credit facility. Interest on line-of-credit facilities was estimated based on historical borrowings and repayment patterns. The Company’s primary line-of-credit facility includes annual facility fees from 0.15% to 0.30%, depending on the Company’s leverage ratio, on the unused portion of the facilities.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2015.

Contingencies

From time to time, we are subject to legal proceedings and litigation arising in the ordinary course of business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. See “Note 8 — Commitments and Contingencies” to the Company’s Consolidated Financial Statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business.

Foreign Exchange Risk

The Company has foreign exchange rate risk in its international operations, and through purchases from foreign vendors. Changes in the values of currencies of foreign countries affect our financial position, income statement and cash flows when translated into U.S. dollars. The Company does not currently hedge this risk. The Company estimates that if the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to the Company’s operations taken as a whole.

The translation adjustment on the Company's underlying assets and liabilities resulted in a decrease in accumulated other comprehensive income of $20.9 million for the year ended December 31, 2015, primarily due to the effect of the strengthening of the United States dollar in relation to all foreign currencies during 2015.

Interest Rate Risk

The Company has no variable interest-rate debt outstanding. The Company estimates that a hypothetical 100 basis point change in U.S. interest rates would not be material to the Company’s operations taken as a whole.

Item 8. Consolidated Financial Statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Simpson Manufacturing Co., Inc.

We have audited the accompanying consolidated balance sheet of Simpson Manufacturing Co., Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simpson Manufacturing Co., Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP
San Francisco, California
February 26, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Simpson Manufacturing Co., Inc.

We have audited the internal control over financial reporting of Simpson Manufacturing Co., Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
San Francisco, California
February 26, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Simpson Manufacturing Co., Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2014 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2014 present fairly, in all material respects, the financial position of Simpson Manufacturing Co., Inc. and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Francisco, California
March 2, 2015

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$258,825	$260,307
Trade accounts receivable, net	106,011	92,015
Inventories	195,757	216,545
Deferred income taxes	16,203	14,662
Other current assets	12,476	20,789
Total current assets	589,272	604,318
Property, plant and equipment, net	213,716	207,027
Goodwill	123,950	123,881
Intangible assets	27,675	32,587
Other noncurrent assets	6,696	5,252
Total assets	$961,309	$973,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit and notes payable	$—	$18
Trade accounts payable	21,309	22,860
Accrued liabilities	54,761	56,078
Accrued profit sharing trust contributions	5,799	5,384
Accrued cash profit sharing and commissions	8,502	6,039
Accrued workers’ compensation	4,593	4,101
Total current liabilities	94,964	94,480
Long-term liabilities	16,521	15,120
Total liabilities	111,485	109,600
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, par value $0.01; authorized shares, 5,000; issued and outstanding shares, none	—	—
Common stock, par value $0.01; authorized shares, 160,000; issued and outstanding shares, 48,184 and 48,966 at December 31, 2015 and 2014, respectively	481	489
Additional paid-in capital	238,212	220,982
Retained earnings	639,707	649,174
Accumulated other comprehensive income (loss)	(28,576)	(7,180)
Total stockholders’ equity	849,824	863,465
Total liabilities and stockholders’ equity	$961,309	$973,065

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Net sales	$794,059	$752,148	$705,322
Cost of sales	435,140	410,118	391,791
Gross profit	358,919	342,030	313,531
Operating expenses:
Research and development and other engineering	46,196	39,018	36,843
Selling	90,663	92,031	85,102
General and administrative	113,428	111,500	108,070
Impairment of goodwill	—	530	—
Net loss (gain) on disposal of assets	(389)	(325)	2,038
	249,898	242,754	232,053
Income from operations	109,021	99,276	81,478
Interest income	655	901	987
Interest expense	(997)	(855)	(901)
Income before taxes	108,679	99,322	81,564
Provision for income taxes	40,791	35,791	30,593
Net income	$67,888	$63,531	$50,971
Earnings per common share:
Basic	$1.39	$1.30	$1.05
Diluted	$1.38	$1.29	$1.05
Weighted average number of shares outstanding
Basic	48,952	48,977	48,521
Diluted	49,181	49,194	48,673

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year End December 31,
	2015	2014	2013
Net income	$67,888	$63,531	$50,971
Other comprehensive income:
Translation adjustment, net of tax benefit (expense) of ($57), ($63) and $29 for 2015, 2014 and 2013, respectively	(20,939)	(24,896)	5,941
Unamortized pension adjustments, net of tax benefit (expense) of $82, $67 and ($3) for 2015, 2014 and 2013, respectively	(457)	(370)	46
Comprehensive income	$46,492	$38,265	$56,958

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2013, 2014 and 2015
(In thousands, except per share data)

			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings		Treasury Stock
	Shares	Par Value					Total
Balance, January 1, 2013	48,422	$483	$184,677	$592,309	$12,099	$—	$789,568
Net income	—	—	—	50,971	—	—	50,971
Translation adjustment, net of tax	—	—	—	—	5,941	—	5,941
Pension adjustment, net of tax	—	—	—	—	46	—	46
Options exercised	512	5	15,052	—	—	—	15,057
Stock-based compensation expense	—	—	12,090	—	—	—	12,090
Tax benefit of options exercised	—	—	(2,645)	—	—	—	(2,645)
Repurchase of common stock	(342)	—	—	—	—	(9,825)	(9,825)
Retirement of common stock	—	(4)	—	(9,821)	—	9,825	—
Cash dividends declared on common stock, $0.375 per share	—	—	—	(18,170)	—	—	(18,170)
Shares issued from release of restricted stock units	111	2	(2,074)	—	—	—	(2,072)
Common stock issued at $33.81 per share	9	—	318	—	—	—	318
Balance, December 31, 2013	48,712	486	207,418	615,289	18,086	—	841,279
Net income	—	—	—	63,531	—	—	63,531
Translation adjustment, net of tax	—	—	—	—	(24,896)	—	(24,896)
Pension adjustment, net of tax	—	—	—	—	(370)	—	(370)
Options exercised	161	2	4,580	—	—	—	4,582
Stock-based compensation expense	—	—	12,354	—	—	—	12,354
Tax benefit of options exercised	—	—	(268)	—	—	—	(268)
Repurchase of common stock	(95)	—	—	—	—	(2,981)	(2,981)
Retirement of common stock		(1)	—	(2,980)		2,981	—
Cash dividends declared on common stock, $0.545 per share	—	—	—	(26,666)	—	—	(26,666)
Shares issued from release of restricted stock units	177	2	(3,504)	—	—	—	(3,502)
Common stock issued at $35.87 per share	11	—	402	—	—	—	402
Balance, December 31, 2014	48,966	489	220,982	649,174	(7,180)	—	863,465
Net income	—	—	—	67,888	—		67,888
Translation adjustment, net of tax	—	—	—	—	(20,939)	—	(20,939)
Pension adjustment, net of tax	—	—	—	—	(457)	—	(457)
Options exercised	331	3	9,717	—	—	—	9,720
Stock-based compensation expense	—	—	10,997	—	—	—	10,997
Tax benefit of options exercised	—	—	(318)	—	—	—	(318)
Repurchase of common stock	(1,339)	—	—	—	—	(47,144)	(47,144)
Retirement of common stock	—	(13)	—	(47,131)	—	47,144	—
Cash dividends declared on common stock, $0.62 per share	—	—	—	(30,224)	—	—	(30,224)
Shares issued from release of restricted stock units	210	2	(3,718)	—	—	—	(3,716)
Common stock issued at $34.32 per share	16	—	552	—	—	—	552
Balance, December 31, 2015	48,184	$481	$238,212	$639,707	$(28,576)	$—	$849,824

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$67,888	$63,531	$50,971
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of assets	(389)	(325)	2,038
Depreciation and amortization	26,821	27,918	27,518
Write-off of software development project	3,140	—	—
Impairment of long-lived assets	—	—	1,025
Impairment of goodwill	—	530	—
Gain on contingent consideration adjustment	(245)	(545)	—
Deferred income taxes	2,537	2,181	3,620
Noncash compensation related to stock plans	11,958	13,190	12,747
Excess tax benefit of options exercised	(78)	(79)	(80)
Provision for (recovery of) doubtful accounts	440	151	(48)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Trade accounts receivable	(16,818)	(4,568)	(6,651)
Inventories	17,208	(22,428)	8,458
Other current assets	6,274	(3,683)	27
Other noncurrent assets	(1,301)	(600)	237
Trade accounts payable	(1,035)	(11,266)	(2,708)
Accrued liabilities	(5,148)	2,270	2,653
Accrued profit sharing trust contributions	417	(382)	617
Accrued cash profit sharing and commissions	2,530	81	2,611
Other long-term liabilities	(2,930)	2,607	(1,024)
Accrued workers’ compensation	492	(490)	(100)
Income taxes payable	2,446	(872)	4,595
Net cash provided by operating activities	114,207	67,221	106,506
Cash flows from investing activities
Capital expenditures	(34,186)	(23,715)	(16,804)
Business acquisitions, net of cash acquired	(4,179)	(220)	(6,493)
Loan made to customer	—	(281)	—
Loan repayment by customer	244	39	—
Loan repayments by related parties	—	—	700
Proceeds from sale of assets and businesses	293	672	5,262
Net cash used in investing activities	(37,828)	(23,505)	(17,335)
Cash flows from financing activities
Repayment of line of credit and other borrowings	(17)	(77)	(81)
Contingent consideration of asset acquisitions	(1,177)	(1,293)	(520)
Repurchase of common stock	(47,144)	(2,981)	(9,825)
Issuance of Company’s common stock	9,720	4,582	15,057
Excess tax benefit of options exercised	78	79	80
Dividends paid	(29,352)	(25,918)	(18,130)
Net cash used in financing activities	(67,892)	(25,608)	(13,419)
Effect of exchange rate changes on cash	(9,969)	(9,009)	(97)
Net increase (decrease) in cash and cash equivalents	(1,482)	9,099	75,655
Cash and cash equivalents at beginning of year	260,307	251,208	175,553
Cash and cash equivalents at end of year	$258,825	$260,307	$251,208
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
Interest	$249	$117	$30
Income taxes	34,008	34,977	23,624
Noncash activity during the year for
Capital expenditures	$1,214	$1,031	$1,082
Asset acquisition	—	—	806
Stock-based compensation	552	402	318
Dividends declared but not paid	7,716	6,843	6,095
Contribution in excess of pension benefit cost	—	39	55

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

The Company operates exclusively in the building products industry. The Company’s products are sold primarily in the United States, Canada, Europe, the South Pacific and in Asia up until 2015 when the Company closed the sales offices there. Revenues have some geographic market concentration on the west coast of the United States. A portion of the Company’s business is therefore dependent on economic activity within this region and market. The Company is dependent on the availability of steel, its primary raw material.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries. Investments in 50% or less owned entities are accounted for using either cost or the equity method. The Company consolidates all variable interest entities (VIEs) where it is the primary beneficiary. There were no VIEs as of December 31, 2015 or 2014. All significant intercompany transactions have been eliminated.

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

As of December 31, 2015, the Company’s investments consisted of only United States Treasury securities and money market funds, which are the Company’s primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. The balance of the Company’s primary financial instruments was as follows:

(in thousands)	At December 31,
	2015	2014
United States Treasury securities and money market funds	$76,047	$99,024

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

Product and Software Research and Development Costs

Product research and development costs, which are included in operating expenses and are charged against income as incurred, were $10.3 million, $11.2 million and $10.7 million in 2015, 2014, and 2013, respectively. The types of costs included as product research and development expenses are typically related to salaries and benefits, professional fees and supplies. In 2015, 2014 and 2013, the Company incurred software development expenses related to its expansion into the plated truss market and some of the software development costs were capitalized. See Note 5. The Company amortizes acquired patents over their remaining lives and performs periodic reviews for impairment. The cost of internally developed patents is expensed as incurred.

Selling Costs

Selling costs include expenses associated with selling, merchandising and marketing the Company’s products. Major components of these expenses are personnel, sales commissions, facility costs such as rent, depreciation and utilities, professional services, information technology costs, sales promotion, advertising, literature and trade shows.

Advertising Costs

Advertising costs are included in selling expenses, are expensed when the advertising occurs, and were $6.4 million, $7.3 million and $7.0 million in 2015, 2014, and 2013, respectively.

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

Sales Office Closing

During the first quarter of 2015, the Company committed to a plan to close its sales offices located in China, Thailand and Dubai ("Asia sales offices"), as well as to reduce its selling activities in Hong Kong, due to continued losses in the regions. As of December 31, 2015, Asia sales offices closures were substantially completed.

As of December 31, 2015, the Company had recorded employee severance obligation expenses of $2.4 million and made corresponding payments totaling $2.1 million. Most of the severance obligation expenses were charged to operating expenses, with less than $0.6 million recorded to cost of sales. Long-lived assets, consisted mostly of office equipment and vehicles were fully amortized as of December 31, 2015, total accelerated depreciation expense of $0.2 million was recorded in operating expenses. All costs associated with the closures were reported in the Asia/Pacific segment.

The following table provides a rollforward of the liability balance for these costs, as well as other non-employee costs associated with the sales office closing, as of December 31, 2015:

(in thousands)	Operating Leases Obligation	Employee Severance Obligation	Other Associated Costs	Total
Balance at January 1, 2015	$—	$—	$—	$—
Charges	751	2,422	481	2,903
Cash payments	(751)	(2,121)	(129)	(2,250)
Balance at December 31, 2015	$—	$301	$352	$653

The remaining estimated additional severance expense, retention bonuses and professional fees of $0.3 million will be recorded as commitment requirements are met or services are performed. In addition, the remaining estimated future minimum lease obligation of $0.5 million will be charged to expense after the cease-use date, the date the Company ceases to use a lease property.
The estimated costs disclosed are based on a number of assumptions, and actual results could differ materially.

In December 2015, the Company had substantially completed the liquidation of its Asia sales offices, which included liquidating nearly all of its assets and settling most of its debts. As a result, the Company reclassified $0.2 million of its accumulated other comprehensive income, related to foreign exchange losses from its Asia sales offices, to its Consolidated Statement of Operations. This amount is classified as a loss on disposal of assets and was recorded in the Asia/Pacific segment.

Plant Closure

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

Because the CarbonWrap assets constituted an integrated business in the United States reporting unit, a portion of the United States reporting unit’s goodwill was included in the carrying amount of the asset group disposed. The amount of goodwill from the United States reporting unit included in the CarbonWrap asset group was $0.5 million, which was proportionate to the fair value of the CarbonWrap asset group compared to the estimated fair value of the United States reporting unit.

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

In 1999, the Company declared a dividend distribution of one right per share of our common stock to purchase Series A Participating preferred stock (each, a "Right," or collectively, the "Rights"). The Rights will be exercisable, unless redeemed earlier by the Company, if a person or group acquires, or obtains the right to acquire, 15% or more of the outstanding shares of common stock or commences a tender or exchange offer that would result in it acquiring 15% or more of the outstanding shares of common stock, either event occurring without the prior consent of the Company. The amount of Series A Participating preferred stock that the holder of a Right is entitled to receive and the purchase price payable on exercise of a Right are both subject to adjustment. Any person or group that acquires 15% or more of the outstanding shares of common stock without the prior consent of the Company would not be entitled to this purchase. Any stockholder who held 25% or more of the Company’s common stock when the Rights were originally distributed would not be treated as having acquired 15% or more of the outstanding shares unless such stockholder’s ownership is increased to more than 40% of the outstanding shares.

The Rights will expire on June 14, 2019, or they may be redeemed by the Company at one cent per Right prior to that date. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company. One million shares of the Company’s preferred stock have been designated Series A Participating preferred stock and reserved for issuance on exercise of the Rights. No event during 2015 made the Rights exercisable.

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

Stock Repurchase Program

The Company announced a stock repurchase program for 2015 authorizing it to repurchase up to $50.0 million of the Company’s common stock. The stock repurchase program expired on December 31, 2015.

In September 2015, the Company entered into a Master Confirmation and a Supplemental Confirmation for a $25.0 million accelerated share repurchase program (the “ASR Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).  As of December 31, 2015, the terms of the ASR Agreement was completed. The Company paid Wells Fargo $25.0 million and Wells Fargo delivered to the Company 689,184 shares of the Company’s common stock, which had an average share price of $36.27 per share. The Company recorded the $25.0 million payment to Wells Fargo as an increase in treasury stock

For the year ended December 31, 2015, the Company purchased a total of 1,338,894 shares of its common stock, which included the 689,184 shares pursuant to the ASR agreement. The total spent on the 1,338,894 shares during the twelve months ended December 31, 2015 was approximately $47.1 million, at an average price of $35.21. All of the Company's shares repurchased during 2015 were retired. See the Consolidated Statements of Stockholders’ Equity.

Net Income per Common Share

Basic net income per common share is computed based on the weighted average number of common shares outstanding. Potentially dilutive shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following shows a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Year Ended December 31,
(in thousands, except per-share amounts)	2015	2014	2013
Net income available to common stockholders	$67,888	$63,531	$50,971

Basic weighted average shares outstanding	48,952	48,977	48,521
Dilutive effect of potential common stock equivalents — stock options	229	217	152
Diluted weighted average shares outstanding	49,181	49,194	48,673
Net earnings per share:
Basic	$1.39	$1.30	$1.05
Diluted	$1.38	$1.29	$1.05
Potentially dilutive securities excluded from earnings per diluted share because their
effect is anti-dilutive	—	—	—

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

Comprehensive Income or Loss

Comprehensive income is defined as net income plus other comprehensive income or loss. Other comprehensive income or loss consists of changes in cumulative translation adjustments and changes in unamortized pension adjustments recorded directly in accumulated other comprehensive income within stockholders’ equity. The following shows the components of accumulated other comprehensive income or loss as of December 31, 2015 and 2014, respectively:

	Foreign Currency Translation	Pension Benefit	Total
(in thousands)
Balance, January 1, 2013	$12,342	$(243)	$12,099
Other comprehensive income before reclassification net of tax benefit (expense) of $29 and ($3), respectively	3,147	46	3,193
Amounts reclassified from accumulative other comprehensive income, net of $0 tax	2,794	—	2,794
Balance, December 31, 2013	18,283	(197)	18,086
Other comprehensive loss net of tax benefit (expense) of ($63) and $67, respectively	(24,896)	(370)	(25,266)
Balance, December 31, 2014	(6,613)	(567)	(7,180)
Other comprehensive loss net of tax benefit (expense) of ($57) and $82, respectively	(20,708)	(457)	(21,165)
Amounts reclassified from accumulative other comprehensive income, net of $0 tax	$(231)		$(231)
Balance, December 31, 2015	$(27,552)	$(1,024)	$(28,576)

The 2013 and 2015 translation adjustments activity included the realization of $2.8 million in cumulative currency translation adjustments related to the liquidation of the Irish subsidiary and $0.2 million in cumulative currency translation adjustments related to the liquidation of the Asia sales offices, both as a net loss on disposal of assets in the Consolidated Statements of Operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in United States Treasury securities, money market funds and trade accounts receivable. The Company maintains its cash in demand deposit and money market accounts held primarily at seventeen banks.

Accounting for Stock-Based Compensation

With the approval of the Company’s stockholders on April 26, 2011, the Company adopted the Simpson Manufacturing Co., Inc. 2011 Incentive Plan (the “2011 Plan”). The 2011 Plan amended and restated in their entirety, and incorporated and superseded, both the Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”), which was principally for the Company’s employees, and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”), which was for its independent directors. Awards previously granted under the 1994 Plan or the 1995 Plan will not be affected by the adoption of the 2011 Plan and will continue to be governed by the 1994 Plan or the 1995 Plan, respectively.

Under the 1994 Plan, the Company could grant incentive stock options and non-qualified stock options, although the Company granted only non-qualified stock options under the 1994 Plan and the 1995 Plan. The Company generally granted options under each of the 1994 Plan and the 1995 Plan once each year. Options vest and expire according to terms established at the grant date. Stock options granted under the 1994 Plan typically vested evenly over the requisite service period of four years and have a term of seven years. Options granted under the 1995 Plan were fully vested on the date of grant. Shares of common stock issued on exercise of stock options under the 1994 Plan and the 1995 Plan are registered under the Securities Act of 1933.

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

The following table shows the Company’s stock-based compensation activity for the years ended December 31, 2015, 2014, and 2013, respectively:

	Years Ended December 31,
(in thousands)	2015	2014	2013
Stock-based compensation expense recognized in operating expenses	$11,212	$12,299	$12,053
Tax benefit of stock-based compensation expense in provision for income taxes	3,987	4,384	4,225
Stock-based compensation expense, net of tax	$7,225	$7,915	$7,828
Fair value of shares vested	$10,997	$12,354	$12,090
Proceeds to the Company from the exercise of stock-based compensation	$9,720	$4,582	$15,057
Tax benefit from exercise of stock-based compensation, including shortfall tax benefits	$(318)	$(268)	$(2,645)

	At December 31,
(in thousands)	2015	2014	2013
Stock-based compensation cost capitalized in inventory	$368	$559	$463

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

For certain reporting units, the Company may first assess qualitative factors related to the goodwill of the reporting unit to determine whether it is necessary to perform a two-step impairment test. If the Company judges that it is more likely than not that the fair value of the reporting unit is greater than the carrying amount of the reporting unit, including goodwill, no further testing is required. If the Company judges that it is more likely than not that the fair value of the reporting unit is less than the carrying amount of the reporting unit, including goodwill, management will perform a two-step impairment test on goodwill. In the first step ("Step 1"), the Company compares the fair value of the reporting unit to its carrying value. The fair value calculation uses the income approach (discounted cash flow method) and the market approach, equally weighted. If the Company judges that the carrying value of the net assets assigned to the reporting unit, including goodwill, exceeds the fair value of the reporting unit, a second step of the impairment test must be performed to determine the implied fair value of the reporting unit’s goodwill. If the Company judges that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company would record an impairment charge equal to the difference between the implied fair value of the goodwill and the carrying value.

Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is a judgment involving significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins and working capital requirements used to calculate projected future cash flows, risk-adjusted discount rates, selected multiples, control premiums and future economic and market conditions (Level 3 fair value inputs). The Company bases its fair value estimates on assumptions that it believes to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

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

The 2015, 2014 and 2013 annual testing of goodwill for impairment did not result in impairment charges. The impairment charge taken in the third quarter of 2014 was associated with assets in the Germany reporting unit acquired from Bierbach in 2013. See Note 2. The factors that led to the third quarter impairment were a failure to retain Bierbach's historical customers and increased competition factors, which led to the reduction in the contingent consideration liability related to the Bierbach acquisition, and resulted in management performing an impairment test to evaluate the recoverability of the Germany reporting unit's goodwill. The test resulted in the impairment of all of the reporting unit’s goodwill in the amount of $0.5 million. In connection with the impairment of the goodwill, the Company also reviewed associated long-lived assets in Germany, such as property and equipment and intangible assets, for recoverability by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. No impairment of long-lived assets was required as a result of that review during the third quarter of 2014.

The Denmark reporting unit passed Step 1 of the annual 2015 impairment test by a 9% margin indicating an estimated value greater than its net book value and was the only reporting unit with a fair value greater than net book value margin of less than 10%. The Denmark reporting unit is sensitive to management’s plans for retaining or replacing lost sales and operating margins. The Denmark reporting unit’s failure to meet management’s objectives could result in future impairment of some or all of the Denmark reporting unit’s goodwill, which was $6.4 million at December 31, 2015.

Key assumptions used in Step 1 of the Company’s annual goodwill impairment test included compound annual growth rates (“CAGR”) and average annual pre-tax operating margins during the forecast period, and discount rates. A sensitivity assessment for the key assumptions included in the Denmark reporting unit annual goodwill impairment test is as follows:

•
A 480 basis point hypothetical change in the discount rate, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value, and thus it would not result in the reporting unit failing Step 1 of the goodwill impairment test.

•	A 105 basis point hypothetical decrease in the CAGR, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value.

•	A 40% hypothetical decrease in average annual pre-tax operating profit, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value.

The changes in the carrying amount of goodwill, by segment, as of December 31, 2014 and 2015, were as follows, respectively:

(in thousands)	North America	Europe	Asia Pacific	Total
Balance as of January 1, 2014:
Goodwill	$95,488	$55,574	$1,706	$152,768
Accumulated impairment losses	(10,666)	(12,884)	—	(23,550)
	84,822	42,690	1,706	129,218
Foreign exchange	(296)	(4,293)	(139)	(4,728)
Impairment	—	(530)	—	(530)
Reclassifications (1)	—	(79)	—	(79)
Balance as of December 31, 2014:				0
Goodwill	95,192	51,202	1,567	147,961
Accumulated impairment losses	(10,666)	(13,414)	—	(24,080)
	84,526	37,788	1,567	123,881
Goodwill acquired	1,860	210	—	2,070
Foreign exchange	(552)	(1,278)	(171)	(2,001)
Balance as of December 31, 2015:				0
Goodwill	96,500	50,135	1,396	148,031
Accumulated impairment losses	(10,666)	(13,415)	—	(24,081)
	$85,834	$36,720	$1,396	$123,950

(1) See footnotes following table entitled Indefinite-Lived Intangibles, below.

Amortizable Intangible Assets

The total gross carrying amount and accumulated amortization of intangible assets, most of which are or will be, subject to amortization at December 31, 2015, were $57.1 million and $29.4 million, respectively. The aggregate amount of amortization expense of intangible assets for the years ended December 31, 2015, 2014 and 2013 was $6.1 million, $7.2 million and $7.1 million, respectively.

The changes in the carrying amounts of patents, unpatented technologies, customer relationships and non-compete agreements and other intangible assets subject to amortization as of December 31, 2014, and 2015 were as follows, respectively:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents
Balance at January 1, 2014	$6,689	$(5,988)	$701
Amortization	—	(506)	(506)
Foreign exchange	(14)	—	(14)
Removal of fully amortized assets	(4,917)	4,917	—
Balance, at December 31, 2014	1,758	(1,577)	181
Acquisition	1,062	—	1,062
Amortization		(102)	(102)
Foreign exchange	(7)	—	(7)
Removal of fully amortized assets	(1,300)	1,300	—
Balance at December 31, 2015	$1,513	$(379)	$1,134

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unpatented Technology
Balance at January 1, 2014	$18,977	$(5,257)	$13,720
Amortization	—	(2,408)	(2,408)
Reclassifications (2)	5,299	—	5,299
Foreign exchange	(1,479)	—	(1,479)
Balance, at December 31, 2014	22,797	(7,665)	15,132
Amortization	—	(2,061)	(2,061)
Foreign exchange	(123)	$—	(123)
Removal of fully amortized assets	(1,070)	1,070	—
Balance at December 31, 2015	$21,604	$(8,656)	$12,948

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Compete Agreements, Trademarks and Other

Balance at January 1, 2014	$13,555	(3,554)	10,001
Acquisition	100	—	100
Amortization	—	(2,020)	(2,020)
Foreign exchange	(62)	—	(62)
Reclassifications (1)(2)	(2,554)	—	(2,554)
Removal of fully amortized assets	(200)	200	—
Balance, at December 31, 2014	10,839	(5,374)	5,465
Acquisition	25	—	25
Amortization	—	(2,039)	(2,039)
Foreign exchange	(76)	—	(76)
Removal of fully amortized asset	(210)	210	—
Balance at December 31, 2015	$10,578	$(7,203)	$3,375

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships
Balance at January 1, 2014	$22,849	(11,164)	11,685
Amortization	—	(2,225)	(2,225)
Reclassifications (1)	658	—	658
Foreign exchange	(443)	—	(443)
Removal of fully amortized assets	(1,718)	1,718	—
Balance, at December 31, 2014	21,346	(11,671)	9,675
Acquisition	474	—	474
Amortization	—	(1,881)	(1,881)
Foreign exchange	(178)	—	(178)
Removal of fully amortized assets	(400)	400	—
Balance at December 31, 2015	$21,242	$(13,152)	$8,090

(1)(2) See footnotes following table entitled Indefinite-Lived Intangibles, below.

At December 31, 2015, estimated future amortization of intangible assets was as follows:

(in thousands)

2016	$6,054
2017	4,166
2018	3,130
2019	3,101
2020	3,072
Thereafter	6,024
$25,547

Indefinite-Lived Intangible Assets

As of December 31, 2015, an IPR&D asset of $1.5 million requires further field testing and the Company anticipates substantial completion in 2015. The Company’s asset impairment assessment of the one IPR&D asset did not result in impairment in 2015.

The changes in the carrying amounts of indefinite-lived trade name and IPR&D assets not subject to amortization as of December 31, 2014 and 2015, respectively, were as follows:

(in thousands)			Net Carrying
Indefinite-Lived Intangibles	Trade Name	IPR&D	Amount
Balance, at January 1, 2014	$616	$5,050	$5,666
Reclassifications (2)	—	(3,349)	(3,349)
Foreign exchange	—	(183)	(183)
Balance, at December 31, 2014	616	1,518	2,134
Foreign exchange	—	(6)	(6)
Balance at December 31, 2015	$616	$1,512	$2,128

(1)         Reclassifications in 2014 of $0.6 million to customer relationships related to finalizing accounting for the Bierbach acquisitions, with a corresponding $0.5 million decrease in non-compete agreements, trademarks and other; and $0.1 million decrease in goodwill.

(2)
Reclassification in 2014 of $3.3 million to unpatented technology for substantially completed IPR&D, with a corresponding reduction in indefinite-lived IPR&D and of $2.0 million to unpatented technology related to TJ® ShearBrace (“ShearBrace”), with a corresponding decrease in non-compete agreements, trademarks and other.

Amortizable and indefinite-lived assets, net, by segment, as of December 31, 2014 and 2015, respectively, were as follows:

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Total Intangible Assets
North America	$29,455	$(14,719)	$14,736
Europe	29,419	(11,568)	17,851
Total	$58,874	$(26,287)	$32,587

	At December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Total Intangible Assets
North America	$27,475	$(14,941)	$12,534
Europe	29,590	(14,449)	15,141
Total	$57,065	$(29,390)	$27,675

Recently Adopted Accounting Standards

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 amendments eliminate the requirement to restate prior period financial statements for measurement period adjustments made to provisional amounts recognized in a business combination. The new guidance requires that the cumulative impact of measurement period adjustments (including the impact on prior periods) be recognized in the reporting period in which the adjustments are determined. The amendments require preparers to present cumulative adjustments separately within the respective financial line items affected or disclose in the notes the amount recorded in current-period earnings. The new guidance does not change what constitutes a measurement period adjustment. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The new standard is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company early adopted this guidance effective December 15, 2015, and the adoption had no material effect on its consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05 (Subtopic 340-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05"). The guidance in this Subtopic applies only to internal-use software that a customer obtains access to in a hosted arrangement. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. With an election to adopt prospectively or retrospectively, this ASU will be effective for annual periods beginning after December 15, 2015. The Company early adopted ASU 2015-11 prospectively and the adoption had no material effect on its consolidated financial statements and footnote disclosures.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement-Extraordinary and Unusual Items ("ASU 2015-01"). ASU 2015-01 eliminates the concept of extraordinary items found in Subtopic 225-20, which required that an entity separately classify, present and disclose extraordinary events and transaction when the event or activity met both criteria of being unusual in nature and infrequent in occurrence. Although the concept of extraordinary items will be eliminated, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The Company early adopted ASU 2015-01 and the adoption had no material effect on its consolidated financial statements and footnote disclosures.

Recently Issued Accounting Standards Not Yet Adopted

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (ASU 2015-17). The objective is to simplify the presentation of deferred income taxes; the amendments require that deferred tax assets and liabilities be classified as noncurrent in a classified consolidated balance sheets.

ASU 2015-17 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendment may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company expects that the adoption of ASU 2015-17 will not materially affect its financial position or results of operations.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, (Topic 330), Simplifying the Measurement of Inventory (“ASU 2015-11”). The objective is to reduce the complexity related to inventory subsequent measurement and disclosure requirements. ASU 2015-11 amendments do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments more closely align with the measurement of inventory in International Financial Reporting Standards. ASU 2015-11 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company expects that the adoption of ASU 2015-11 will not materially affect its financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual and interim periods beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the effects of adopting ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard.

2.	Acquisitions

In February 2013, the Company purchased certain assets relating to the TJ® ShearBrace (“ShearBrace”) product line of Weyerhaeuser NR Company (“Weyerhaeuser”), a Washington corporation, for $5.3 million in cash. The ShearBrace is a line of pre-fabricated shearwalls that complements the Company’s Strong-Wall shearwall, and is sold throughout North America. The Company’s measurement of assets acquired included goodwill of $2.6 million which was assigned to the North America segment and intangible assets of $1.9 million both of which are subject to tax-deductible amortization. Net tangible assets consisting of inventory and equipment accounted for the balance of the purchase price. The weighted-average amortization period for the intangible assets is 13.4 years.

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

In December 2015, the Company purchased all of the business assets including intellectual property from Blue Heron Enterprises, and Fox Chase Enterprises, LLC (collectively, "EBTY"), both New Jersey limited liability companies, for $3.4 million in cash. EBTY manufactured and sold hidden deck clips and products and systems using a patented design. EBTY's patented design for hidden deck clips and products and systems will complement the Company's line of hidden clips and fastener systems. The Company's provisional measurement of assets acquired included goodwill of $2.0 million which was assigned to the North American segment, and intangible assets of $1.1 million both of which are subject to tax-deductible amortization. Net assets consisting of inventory and equipment accounted for the balance of the purchase price. The weighted-average amortization period for the intangible assets is 7 years.

Under the business combinations topic of the FASB ASC, the Company accounted for these acquisitions as business combinations and ascribed acquisition-date fair values to the acquired assets and assumed liabilities. Fair value of intangible assets was based on Level 3 inputs.

The results of operations of the businesses acquired in 2013 through 2015 are included in the Company’s consolidated results of operations since the date of the acquisition. They were not material to the Company on an individual or aggregate basis, and accordingly, pro forma results of operations have not been presented.

3.	Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	December 31,
(in thousands)	2015	2014
Trade accounts receivable	$109,859	$95,033
Allowance for doubtful accounts	(1,142)	(929)
Allowance for sales discounts	(2,706)	(2,089)
	$106,011	$92,015

The Company sells products on credit and generally does not require collateral.

4.	Inventories

The components of inventories consisted of the following:

	December 31,
(in thousands)	2015	2014
Raw materials	$75,950	$97,732
In-process products	18,828	19,496
Finished products	100,979	99,317
	$195,757	$216,545

5.	Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2015	2014
Land	$28,698	$29,390
Buildings and site improvements	171,890	175,058
Leasehold improvements	5,560	5,602
Machinery and equipment	232,560	228,440
	438,708	438,490
Less accumulated depreciation and amortization	(257,115)	(245,383)
	181,593	193,107
Capital projects in progress	32,123	13,920
	$213,716	$207,027

Included in property, plant and equipment at December 31, 2015 and 2014, are fully depreciated assets with an original cost of $156.7 million and $161.1 million, respectively. These fully depreciated assets are still in use in the Company’s operations.

In December 2015, the Company purchased for $12.6 million a manufacturing facility in West Chicago for the purposes of combining the operations of its two leased chemical facilities into one owned facility. The Company estimates 2016 costs to complete improvements to operate out of the new facility will be $7.0 million to $10.0 million.

The Company capitalizes certain development costs associated with internal use software, including external direct costs of materials and services and payroll costs for employees devoting time to a software project. As of December 31, 2015 and 2014, depreciable capitalized software development costs were $1.6 million and $1.8 million, respectively, and included in capital projects in progress at December 31, 2015 and 2014, were software in development costs of $12.2 million and $8.3 million, respectively. Costs incurred during the preliminary project stage, as well as costs for maintenance and training, are expensed as incurred.

Depreciation expense was $20.4 million for both years ended December 31, 2015 and 2014,and was $20.1 million for the year ended December 31, 2013.

6.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2015	2014
Sales incentive and advertising accruals	$22,235	$22,788
Vacation liability	7,001	6,568
Dividend payable	7,716	6,843
Labor related liabilities	7,720	6,598
Other	10,089	13,281
	$54,761	$56,078

7.	Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at December 31, 2015 was $304.4 million, including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300.0 million in available credit. This credit facility will expire in July 2017. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR1screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at December 31, 2015, the LIBOR Rate was 0.36% ), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company was also required to pay customary fees as specified in a separate fee agreement between the Company and Wells Fargo Bank, National Association, in its capacity as the Agent under the credit agreement.

The Company’s borrowing capacity under other revolving credit lines and a term note totaled $4.4 million at December 31, 2015. The other revolving credit lines and term note charge interest ranging from 0.67% to 7.50% and have maturity dates from March 2016 to December 2016. The Company had no outstanding balance at December 31, 2015 and $18 thousand outstanding at December 31, 2014, respectively.

The Company and its subsidiaries are required to comply with various affirmative and negative covenants. The covenants include provisions that would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations. The Company was in compliance with its financial covenants under the loan agreement as of December 31, 2015.

The Company incurs interest costs, which include interest, maintenance fees and bank charges. The amount of costs incurred, capitalized, and expensed for the years ended December 31, 2015, 2014 and 2013, consisted of the following:

	Years Ended December 31,
	2015	2014	2013
Interest costs incurred	$1,133	$953	$1,019
Less: Interest capitalized	(136)	(98)	(118)
Interest expense	$997	$855	$901

8.	Commitments and Contingencies

Leases

Certain properties occupied by the Company are leased. The leases expire at various dates through 2023 and generally require the Company to assume the obligations for insurance, property taxes and maintenance of the facilities.

Rental expense for 2015, 2014 and 2013 with respect to all leased property was approximately $6.6 million, $6.9 million and $6.9 million, respectively.

At December 31, 2015, minimum rental commitments under all non-cancelable leases were as follows:

(in thousands)

2016	$6,498
2017	4,252
2018	3,102
2019	2,388
2020	1,812
Thereafter	2,232
Total	$20,284

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

At December 31, 2015, other contractual obligations were as follows:

	2016	2017	Total
Purchase obligations	$25,638	$66	$25,704
Debt interest obligations	450	263	713
Total	$26,088	$329	$26,417

Employee Relations

Approximately 13% of the Company’s employees are represented by labor unions and are covered by collective bargaining agreements. The Company’s facility in San Bernardino County, California, has two of the Company's collective bargaining agreements, one with tool and die craftsmen and maintenance workers, and the other with sheetmetal workers. These two contracts expire in February 2017 and June 2018, respectively. The Company’s facility in Stockton, California, is also a union facility with two collective bargaining agreements, which also cover tool and die craftsmen and maintenance workers and sheetmetal workers. These two contracts will expire in July and September 2019, respectively.

Environmental

The Company’s policy with regard to environmental liabilities is to accrue for future environmental assessments and remediation costs when information becomes available that indicates that it is probable that the Company is liable for any related claims and assessments and the amount of the liability is reasonably estimable. The Company does not believe that any such matters will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Litigation

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.  At this time, the Company is not a party to any legal proceedings, which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

9.	Income Taxes

The provision for income taxes from operations consisted of the following:

	Years Ended December 31,
(in thousands)	2015	2014	2013
Current
Federal	$29,684	$25,178	$19,804
State	5,001	4,391	3,243
Foreign	3,568	4,041	3,926
Deferred
Federal	2,390	2,264	3,646
State	753	142	404
Foreign	(605)	(225)	(430)
	$40,791	$35,791	$30,593

Income and loss from operations before income taxes for the years ended December 31, 2015, 2014, and 2013, consisted of the following:

	Years Ended December 31,
(in thousands)	2015	2014	2013
Domestic	$106,381	$90,142	$74,912
Foreign	2,298	9,180	6,652
	$108,679	$99,322	$81,564

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes for its operations were as follows:

	Years Ended December 31,
(in thousands)	2015	2014	2013
Federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.3%	3.0%	3.0%
Tax benefit of domestic manufacturing deduction	(2.3)%	(2.4)%	(2.2)%
Change in valuation allowance	1.3%	1.5%	1.3%
Difference between United States statutory and foreign local tax rates	0.2%	(0.4)%	0.1%
Change in uncertain tax position	0.3%	(0.8)%	(0.4)%
Other	(0.3)%	0.1%	0.7%
Effective income tax rate	37.5%	36.0%	37.5%

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 2015 and 2014, respectively, were as follows:

	December 31,
(in thousands)	2015	2014
Current deferred tax assets (liabilities)
State tax	$1,762	$1,685
Workers’ compensation	1,777	1,586
Health claims	746	651
Vacation liability	1,410	1,211
Allowance for doubtful accounts	205	156
Inventories	6,112	5,685
Sales incentive and advertising allowances	963	757
Stock-based compensation	3,422	3,197
Unrealized foreign exchange gain or loss	247	102
Other, net	(441)	(368)
	$16,203	$14,662
Long-term deferred tax assets (liabilities)
Depreciation	$(5,265)	$(3,913)
Goodwill and other intangibles amortization	(11,835)	(10,512)
Stock-based compensation	2,207	3,315
Accrued pension liabilities	—	1,276
Foreign tax credit carryforwards	1,345	—
Uncertain tax positions’ unrecognized tax benefits	134	623
Non-United States tax loss carry forward	7,082	6,506
Tax effect on cumulative translation adjustment	(711)	(789)
Other	588	796
	(6,455)	(2,698)
Less valuation allowances	(7,576)	(6,754)
	$(14,031)	$(9,452)

The total deferred tax assets as of December 31, 2015 and 2014, were $22.6 million and $22.0 million, respectively. The total deferred tax liabilities as of December 31, 2015 and 2014, were $20.5 million and $16.8 million, respectively.

At December 31, 2015, the Company had $31.1 million of pre-tax loss carryforwards in various non-United States taxing jurisdictions, which includes approximately $5.9 million that were generated by the Company’s Beijing and Thailand subsidiaries that are in the process of liquidating. Tax loss carryforwards of $0.7 million, $1.6 million, $1.4 million, $2.3 million and $1.7 million will expire in 2016, 2017, 2018, 2019 and 2020, respectively, if not used. The remaining tax losses can be carried forward indefinitely.

At December 31, 2015, and 2014, the Company had deferred tax valuation allowances of $7.6 million and $6.8 million, respectively. The valuation allowance increased $0.8 million and $1.3 million for the years ended December 31, 2015 and 2014, respectively.

The Company does not provide for federal income taxes on the undistributed earnings of its international subsidiaries because such earnings are reinvested and, in the Company’s opinion, will continue to be reinvested indefinitely. At December 31, 2015, 2014 and 2013, the Company had not provided for federal income taxes on undistributed earnings of $51.6 million, $45.6 million and $34.8 million, respectively, from its international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both United States income taxes and withholding taxes in various international jurisdictions. These taxes may be partially offset by United States foreign tax credits. Determination of the related amount of unrecognized deferred United States income taxes is not practicable because of the complexities associated with this hypothetical calculation. United States federal income taxes are provided on the earnings of the Company’s foreign branches, which are included in the United States federal income tax return.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits in 2015, 2014 and 2013, respectively, was as follows, including foreign translation amounts:

Reconciliation of Unrecognized Tax Benefits	2015	2014	2013
Balance at January 1	$1,307	$3,456	$3,843
Additions based on tax positions related to prior years	310	7	297
Reductions based on tax positions related to prior years	(514)	(1,146)	(494)
Additions for tax positions of the current year	191	165	837
Settlements	—	(680)	(435)
Lapse of statute of limitations	(187)	(495)	(592)
Balance at December 31	$1,107	$1,307	$3,456

Included in the balance of unrecognized tax benefits at December 31, 2015, 2014 and 2013, are tax positions of $0.2 million, $0.0 million and $0.7 million, respectively, which, if recognized, would reduce the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of the Company’s historical accounting policy. During the years ended December 31, 2015, 2014 and 2013, accrued interest decreased by $30 thousand, $0.2 million and $0.3 million, respectively, as a result of the reversal of accrued interest associated with the lapses of statutes of limitations. The Company had accrued $0.2 million both at December 31, 2015 and 2014, and $0.4 million at December 31, 2013, for the potential payment of interest, before income tax benefits.

At December 31, 2015, the Company remained subject to United States federal income tax examinations for the tax years 2012 through 2015. In addition, the Company remained subject to state, local and foreign income tax examinations primarily for the tax years 2010 through 2015.

10.	Retirement Plans

The Company has five defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. On January 1, 2015, the Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan for Salaried Employees was amended, restated and superseded by the Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan (the “Restated Plan”), and the Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan for Hourly Employees was merged with and incorporated into the Restated Plan. The Restated Plan, covering United States employees, provides for quarterly contributions, limited to 3% of the employees quarterly eligible compensation, that does not require Board approval and for annual contributions in amounts that the Board authorizes, subject to certain limitations, but in no event are total contributions more than the amounts permitted under the Internal Revenue Code as deductible expense. The other four plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2015, 2014 and 2013, was $9.5 million, $8.0 million and $8.2 million, respectively.

The Company also contributes to various industry-wide, union-sponsored pension funds for hourly employees who are union members and a statutorily required pension fund for employees in Switzerland. Payments to these funds aggregated $2.5 million, $2.3 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Settlement of Pension Withdrawal Liability

Under the Company's collective bargaining arrangement with the tool and die craftsman and maintenance union, the Company has been contributing to a defined-benefit pension plan. In 2014, the Company and the union formally notified the defined-benefit pension plan administrator of their intent to withdraw from the plan. In the third quarter of 2014, the plan administrator responded by issuing a demand letter informing the Company that the annual withdrawal liability payment to be made by the Company was $145,400 and the payments were to be made in perpetuity.

Due to the amount and duration of payments, the Company was required to calculate and record a pension expense and liability based on the annual payments in perpetuity. At December 31, 2014, the Company discounted the payment estimate using a discount rate of 4.5%, which approximates the credit-adjusted risk-free rate for the Company and recorded a long-term liability of $3.3 million with a corresponding defined-benefit expense in cost of sales. On a quarterly basis, the Company re-evaluated the number of years that payments are required and the discount rate used to calculate the long-term liability and adjusted it as facts and circumstances changed. All adjustments to the long-term liability were charged to cost of sales in the Consolidated Statements of Operations. Because of the funding status of the plan, the annual withdrawal liability payments were recorded as interest expense on the long-term liability.

In September of 2015, the defined-benefit pension plan trustees and the Company agreed to settle this long-term pension withdrawal liability, which at the time had a $3.0 million balance, for $2.0 million. As a result of the settlement, the Company reduced the long-term pension withdrawal liability by $1.0 million with a corresponding defined benefit expense reduction in cost of sales. The $2.0 million long-term pension withdrawal liability was fully paid as of September 30, 2015.

11.	Related Party Transactions

In March 2013, the Company extended its lease on a property in Addison, Illinois, which is co-owned by Gerald Hagel, a vice president of Simpson Strong-Tie Company Inc. since March 2007. The extension is for an additional five years through 2018. The Company paid $0.3 million in 2013 to lease the property from Mr. Hagel and his wife, Susan Hagel, a former employee of Simpson Strong-Tie Company Inc.

In 2015, the Company paid Tacit Knowledge, Inc. ("Tacit Knowledge"), a consultant on a software implementation project, $2.1 million for its services. The Company did not make payments to Tacit Knowledge prior to 2015. The project is continuing in 2016. Chris Andrasick, the Company's Director James S. Andrasick’s son, co-founded Tacit Knowledge in 2002. Tacit Knowledge was sold to Newgistics, Inc. ("Newgistics") in 2013. Chris Andrasick was hired by Newgistics in 2013, as their Chief Strategy and Innovation Officer for Digital Commerce, and he remained interim Chief Executive Officer for Tacit Knowledge into 2015, but he had no financial interest in Tacit Knowledge since the 2013 acquisition other than in his role as an officer of Newgistics. The payments that the Company made to Tacit Knowledge in 2015 were less than one-half of one percent of Newgistics's consolidated gross revenues for the fiscal year ended December 31, 2015.

12.	Stock-Based Compensation Plans

The Company has one stock-based incentive plan, the 2011 Plan, which incorporates and supersedes its two previous plans except for awards previously granted under the two plans (see Note 1 — Accounting for Stock-Based Compensation). Participants are generally granted stock-based awards only if the applicable Company-wide or profit-center operating goals, or both, or strategic goals, established by the Compensation and Leadership Development Committee of the Board of Directors at the beginning of the year, are met.

The fair value of each restricted stock unit award is estimated on the date of the award based on the closing market price of the underlying stock on the day preceding the date of the award, excluding the present value of the dividends that the restricted stock units do not participate in. On February 1, 2016, 431,439 restricted stock units were awarded at an estimated value of $32.63 per share, the closing price on January 29, 2016. The restrictions on these awards generally lapse one quarter on each of the date of the award and the first, second and third anniversaries of the date of the award. Restrictions on certain awards to each of the Company's named executive officers and certain members of the Company's senior management lapse fully on the third anniversary of the date of the award. On April 21, 2015, 1,950 restricted stock units were awarded to each of the Company’s six non-employee directors at a value of $36.33 per share based on the closing price on April 20, 2015. There are no restrictions on the non-employee directors’ restricted stock units granted on April 21, 2015.

The following table summarizes the Company’s unvested restricted stock unit activity for the year ended December 31, 2015:

	Shares (in thousands)	Weighted- Average Price	Aggregate Intrinsic Value * (in thousands)
Unvested Restricted Stock Units (RSUs)
Outstanding at January 1, 2015	504	$31.67	$17,423
Awarded	351	31.80
Vested	(322)	31.99
Forfeited	(6)	31.55
Outstanding at December 31, 2015	527	$31.56	$17,994
Outstanding and expected to vest at December 31, 2015	515	$31.56	$17,584

*  The intrinsic value is calculated using the closing price per share of $34.15, as reported by the New York Stock Exchange on December 31, 2015.

The total intrinsic value of restricted stock units vested during the years ended December 31, 2015, 2014 and 2013 was $10.3 million, $9.1 million and $5.7 million respectively, based on the market value on the award date.

No stock options were granted under the 2011 Plan in 2013, 2014 or 2015.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2015:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value* (in thousands)
Non-Qualified Stock Options
Outstanding at January 1, 2015	855	$29.48	3.1	$4,381
Exercised	(330)	$29.37
Forfeited	(2)	$29.66
Outstanding and exercisable at December 31, 2015	523	$29.55	2.1	$2,406
 * The intrinsic value represents the amount by which the fair market value of the underlying common stock exceeds the exercise price of the option, using the closing price per share of $34.15, as reported by the New York Stock Exchange on December 31, 2015.

The total intrinsic value of stock options exercised during the three years ended December 31, 2015, 2014 and 2013, was $2.4 million, $0.8 million and $2.6 million, respectively.

As of January 1, 2015, there were 99 thousand unvested stock options with a weighted average grant-date fair value of $10.33 per share. These stock options vested in the first quarter of 2015 and, as of December 31, 2015, the Company had no unvested stock options.

 As of December 31, 2015, total unrecognized compensation cost of $17.2 million was related to unvested stock-based compensation arrangements under the 2011 Plan for awards made through February 2015 and those expected to be made through February 2016. The portion of this cost related to restricted stock units awarded through February 2015 is expected to be recognized over a weighted-average period of 2 years.

The Company also maintains a Stock Bonus Plan whereby it awards shares to employees, who do not otherwise participate in one of the Company’s stock-based incentive plans. The number of shares awarded, as well as the period of service, is determined by the Compensation and Leadership Development Committee of the Board. The Company committed to issuing 10 thousand shares for 2015 and issued 16 thousand and 11 thousand shares for 2014 and 2013, respectively, which resulted in pre-tax compensation charges of $0.7 million, $0.9 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. These employees are also awarded cash bonuses, which are included in these charges, to compensate for their income taxes payable as a result of the stock bonuses. Shares have been issued under this plan in the year following the year in which the employee reached the tenth anniversary of employment with the Company.

13.	Segment Information

The Company is organized into three reporting segments. The segments are defined by the regions where the Company’s products are manufactured, marketed and distributed to the Company’s customers. The three regional segments are the North America segment, comprising primarily the United States and Canada, the Europe segment and the Asia/Pacific segment, comprising the Company’s operations in Asia, the South Pacific and South Africa. These segments are similar in several ways, including the types of materials, the production processes, the distribution channels and the product applications.

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

The following table shows certain measurements used by management to assess the performance of the segments described above as of December 31, 2015, 2014 and 2013, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2015
Net sales	$676,618	$108,068	$9,373	$—	$794,059
Sales to other segments *	2,857	931	20,496	—	24,284
Income (loss) from operations	109,446	3,795	(3,445)	(775)	109,021
Depreciation and amortization	17,812	5,773	1,785	1,451	26,821
Significant non-cash charges	8,221	1,251	131	2,355	11,958
Provision for income taxes	36,999	1,692	581	1,519	40,791
Capital expenditures and business acquisitions, net of cash acquired	33,336	4,177	825	27	38,365
Total assets	748,241	168,305	24,366	20,397	961,309

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2014
Net sales	$613,843	$123,177	$15,128	$—	$752,148
Sales to other segments *	4,134	1,170	17,933	—	23,237
Income (loss) from operations	94,888	5,005	(1,566)	949	99,276
Depreciation and amortization	18,129	6,755	1,554	1,480	27,918
Impairment of goodwill	—	530	—	—	530
Significant non-cash charges	9,722	1,164	203	2,101	13,190
Provision for income taxes	30,287	2,437	882	2,185	35,791
Capital expenditures and asset acquisitions, net of cash acquired	20,160	2,977	798	—	23,935
Total assets	679,844	180,005	29,552	83,664	973,065

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2013
Net sales	$572,789	$117,740	$14,793	$—	$705,322
Sales to other segments *	4,735	352	16,334	—	21,421
Income (loss) from operations	84,885	1,258	(2,202)	(2,463)	81,478
Depreciation and amortization	17,707	7,019	1,499	1,293	27,518
Impairment of long-lived asset	—	1,025	—	—	1,025
Significant non-cash charges	8,867	1,561	142	2,177	12,747
Provision for (benefit from) income taxes	26,372	2,906	(101)	1,416	30,593
Capital expenditures and asset acquisitions, net of cash acquired	19,424	2,244	1,620	9	23,297
Total assets	627,196	201,384	31,560	96,385	956,525

 * Sales to other segments are eliminated on consolidation.

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore has been included in the total assets of “Administrative & All Other.” Cash and short-term investment balances in “Administrative & All Other” were $164.1 million, $167.4 million and $156.0 million as of December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the Company had $93.2 million, or 36.0%, of its cash and cash equivalents held outside the United States in accounts belonging to the Company’s various foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if it were repatriated to the United States. The Company has no plans to repatriate cash and cash equivalents held outside the United States as the Company expects to use such funds for future international growth and acquisitions.

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

The following table shows the geographic distribution of the Company’s net sales and long-lived assets as of December 31, 2015, 2014 and 2013, respectively:

	2015		2014		2013
(in thousands)	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States	$639,443	$171,367	$572,112	$158,161	$531,019	$152,644
Canada	36,122	4,275	40,996	5,195	41,626	5,763
Denmark	14,987	1,381	15,121	1,518	14,993	1,907
United Kingdom	22,924	1,357	24,893	1,377	21,852	1,249
France	31,147	8,621	37,312	8,145	36,708	9,302
Germany	19,974	13,358	27,202	15,379	26,058	17,446
Switzerland	5,538	9,071	4,960	9,506	5,977	11,649
Poland	6,417	893	7,491	1,071	5,982	692
The Netherlands	4,773	15	4,539	30	4,306	63
Portugal	1,580	332	806	472	804	688
China/Hong Kong	4,097	7,510	9,646	8,966	9,802	9,499
Australia	3,121	274	3,245	267	3,289	356
New Zealand	2,154	142	2,237	82	1,701	125
Other countries	1,782	490	1,588	606	1,205	739
	$794,059	$219,086	$752,148	$210,775	$705,322	$212,122

Net sales and long-lived assets, net of intangible assets, are attributable to the country where the sales or manufacturing operations are located.

The following table show the distribution of the Company’s net sales by product for the years ended December 31, 2015, 2014 and 2013, respectively:

(in thousands)	2015	2014	2013
Wood Construction	$674,274	$636,003	$596,837
Concrete Construction	119,481	115,921	108,295
Other	304	224	190
Total	$794,059	$752,148	$705,322

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

No customer accounted for as much as 10% of net sales for the years ended December 31, 2015, 2014 and 2013.

14.	Subsequent Events

At its meeting on February 1, 2016, the Company’s Board of Directors declared a cash dividend of $0.16 per share of our common stock, estimated to be $7.7 million in total. The record date for the dividend will be April 7, 2016, and it will be paid on April 28, 2016. At the same meeting, the Board also authorized the Company to repurchase up to $50.0 million of the Company’s common stock. The authorization will remain in effect through the end of 2016. See Note 1.

15.	Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for each of the quarters in 2015 and 2014:

(in thousands, except per share amounts)

	2015				2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$184,764	$216,139	$216,665	$176,491	$166,630	$209,320	$207,893	$168,305
Cost of sales	102,002	115,798	118,347	98,993	93,833	113,767	111,993	90,525
Gross profit	82,762	100,341	98,318	77,498	72,797	95,553	95,900	77,780
Research and development and other engineering	11,548	13,935	10,517	10,197	9,513	9,711	10,094	9,700
Selling	22,508	22,535	23,013	22,607	22,407	23,592	24,213	21,819
General and administrative	26,553	28,648	29,794	28,433	25,508	29,557	29,494	26,941
Impairment of goodwill	—	—	—		38	492	—	—
Loss (gain) on sale of assets	(332)	(26)	(15)	(16)	11	(17)	(34)	(285)
Income from operations	22,485	35,249	35,009	16,277	15,320	32,218	32,133	19,605
Interest income (expense), net	(77)	(175)	(54)	(35)	2	(27)	(15)	86
Income before income taxes	22,408	35,074	34,955	16,242	15,322	32,191	32,118	19,691
Provision for income taxes	7,675	13,479	13,446	6,191	4,942	11,577	11,667	7,605
Net income	$14,733	$21,595	$21,509	$10,051	$10,380	$20,614	$20,451	$12,086
Earnings per common share:				0
Basic	$0.30	$0.44	$0.44	$0.20	$0.21	$0.42	$0.42	$0.25
Diluted	0.30	0.44	0.43	0.20	0.21	0.42	0.42	0.25
Cash dividends declared per common share	$0.160	$0.160	$0.160	$0.140	$0.140	$0.140	$0.140	$0.125

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

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31, 2015, 2014 and 2013

Column A	Column B	Column C		Column D	Column E
		Additions
		Charged	Charged
	Balance at	to Costs	to Other		Balance
(in thousands)	Beginning	and	Accounts —		at End
Classification	of Year	Expenses	Write-offs	Deductions	of Year
Year to date December 31, 2015
Allowance for doubtful accounts	$929	$440	$—	$227	$1,142
Allowance for sales discounts	2,089	617	—	—	2,706
Allowance for deferred tax assets	6,754	1,577		756	7,575
Year to date December 31, 2014
Allowance for doubtful accounts	945	151	—	167	929
Allowance for sales discounts	1,451	638	—	—	2,089
Allowance for deferred tax assets	5,546	1,397	—	189	6,754
Year to date December 31, 2013
Allowance for doubtful accounts	1,287	(48)	—	294	945
Allowance for sales discounts	1,632	(181)	—	—	1,451
Allowance for deferred tax assets	9,720	1,458	—	5,632	5,546

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

During the fiscal year ended December 31, 2015 and through the date of this Annual Report on Form 10-K, there have been no transactions or events as described under Item 304(b) of Regulation S-K.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures. As of December 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, as of December 31, 2015, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company's internal control over financial reporting was effective as of December 31, 2015. Grant Thornton LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as stated in their report which is included Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting. The Company’s management, including the CEO and the CFO, does not, however, expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will necessarily prevent all fraud and material errors. Internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the facts that there are resource constraints and that the benefits of controls must be considered relative to their costs. The inherent limitations in internal control over financial reporting include the realities that judgments can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of internal control is also based in part on assumptions about the likelihood of future events, and there can be only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential events and conditions. Over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 20, 2016, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2015, which information is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 20, 2016, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2015, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 20, 2016, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2015, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 20, 2016, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2015, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item will be contained in the Company’s proxy statement for the annual meeting of its stockholders to be held on April 20, 2016, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2015, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

1.     Consolidated financial statements

The following consolidated financial statements are filed as a part of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2015, is filed as part of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2015, 2014 and 2013

All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and related notes thereto.

(b)   Exhibits

The following exhibits are either incorporated by reference into, or filed or furnished with, this Annual Report on Form 10-K, as indicated below.

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

10.2
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

10.5
Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan, as amended through November 18, 2004, is incorporated by reference to Exhibit 10.2 of Simpson Manufacturing Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.6
Simpson Manufacturing Co., Inc. Amended and Restated 2011 Incentive Plan is incorporated by reference to Exhibit A of Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 9, 2015.

10.7
Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan is incorporated by reference to Exhibit 4.5 of Simpson Manufacturing Co., Inc.’s Registration Statement on Form S-8, File Number 333-173811, dated December 15, 2015.

10.8	Compensation of Named Executive Officers and Directors is incorporated by reference to Exhibit 10 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated January 5, 2016.

21.	List of Subsidiaries of the Registrant is filed herewith.

23.1	Consent of Grant Thorton LLP is filed herewith.

23.2	Consent of PricewaterhouseCoopers LLP is filed herewith.

31.1	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification is filed herewith.

31.2	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification is filed herewith.

32.	Section 1350 Certifications are furnished herewith.

99.1	Simpson Manufacturing Co., Inc. 1994 Employee Stock Bonus Plan, as amended through December 7, 2015, is filed herewith.

101
Financial statements from the annual report on Form 10-K of Simpson Manufacturing Co., Inc. for the year ended December 31, 2015, formatted in XBRL, are filed herewith and include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statement of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 26, 2016		Simpson Manufacturing Co., Inc.
(Registrant)
		By	/s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
and Duly Authorized Officer
of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/Karen Colonias	President, Chief Executive	February 26, 2016
(Karen Colonias)	Officer and Director
(principal executive officer)

Chief Financial Officer:

/s/Brian J. Magstadt	Chief Financial Officer,	February 26, 2016
(Brian J. Magstadt)	Treasurer and Secretary
(principal accounting and financial officer)

Directors:

/s/Peter N. Louras, Jr.	Chairman of the Board and Director	February 26, 2016
(Peter N. Louras, Jr.)

/s/Thomas J Fitzmyers	Vice Chairman of the Board	February 26, 2016
(Thomas J Fitzmyers)	and Director

/s/James S. Andrasick	Director	February 26, 2016
(James S. Andrasick)

/s/Jennifer A. Chatman	Director	February 26, 2016
(Jennifer A. Chatman)

/s/Gary M. Cusumano	Director	February 26, 2016
(Gary M. Cusumano)

/s/Celeste Volz Ford	Director	February 26, 2016
(Celeste Volz Ford)

/s/Robin G. MacGillivray	Director	February 26, 2016
(Robin G. MacGillivray)