Form 10-Q
period 2016-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2016-05-04
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2016

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of March 31, 2016:   48,318,660

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, based on numerous assumptions and subject to risks and uncertainties (some of which are beyond our control), such as statements below regarding future plans, sales, sales trends, revenues, profits, costs, expenses, results of operations, tax liabilities, losses, capital spending, prices or inflation (including raw material (such as steel) prices), profit margins, effective tax rates, depreciation or amortization expenses, amortization periods, dividends or stock-based compensation, values of dividends or stock-based compensation, repatriation of funds, effects of changes in accounting standards, effects of acquisitions, and effects of changes in foreign exchange rates or interest rates. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “project,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are necessarily speculative in nature, and it can be expected that some or all of the assumptions of the forward-looking statements we furnish will not materialize or will vary significantly from actual results. Although we believe that the forward-looking statements are reasonable, we do not and cannot give any assurance that our beliefs and expectations will prove to be correct, and our actual results might differ materially from results suggested by any forward-looking statement in this document. Many factors could significantly affect our operations and cause our actual results to differ substantially from those reflected in the forward-looking statements. Those factors include, but are not limited to: (i) general business cycles and construction business conditions; (ii) customer acceptance of the Company's products; (iii) product liability claims, contractual liability, engineering and design liability and similar liabilities or claims, (iv) relationships with key customers; (v) materials and manufacturing costs; (vi) the financial condition of customers, competitors and suppliers; (vii) technological developments including software development; (viii) increased competition; (ix) changes in industry practices or regulations; (x) litigation risks, (xi) changes in capital and credit market conditions; (xii) governmental and business conditions in countries where the Company's products are manufactured and sold; (xiii) changes in trade regulations; (xiv) the effect of acquisition activity; (xv) changes in the Company's plans, strategies, objectives, expectations or intentions; and (xvi) other risks and uncertainties indicated from time to time in the Company's filings with the U.S. Securities and Exchange Commission including most recently the Company's Annual Report on Form 10-K under the heading "Item 1A - Risk Factors." See “Part II, Item 1A - Risk Factors.” We undertake no obligation to update or publicly release the results of any revision to these forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise, except as required by law. In light of the foregoing, investors are urged not to rely on our forward-looking statements in making an investment decision about our securities. We further do not accept any responsibility for any projections or reports published by analysts, investors or other third parties.

Each of the terms the “Company,” “we,” “our” and similar terms used herein refer collectively to Simpson Manufacturing Co., Inc., a Delaware corporation and its wholly-owned subsidiaries, including Simpson Strong-Tie Company Inc., unless otherwise stated.

“Strong-Tie” and our other trademarks appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	March 31,		December 31,
	2016	2015	2015
ASSETS
Current assets
Cash and cash equivalents	$232,028	$233,587	$258,825
Trade accounts receivable, net	135,123	117,316	106,011
Inventories	210,787	205,312	195,757
Deferred income taxes	—	12,666	16,203
Other current assets	13,284	19,565	12,476
Total current assets	591,222	588,446	589,272

Property, plant and equipment, net	216,660	205,009	213,716
Goodwill	125,614	122,923	123,950
Intangible assets, net	26,719	31,484	27,675
Other noncurrent assets	8,746	4,797	6,696
Total assets	$968,961	$952,659	$961,309
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	29,023	21,456	21,309
Accrued liabilities	49,849	46,261	54,761
Income taxes payable	2,824	—	—
Accrued profit sharing trust contributions	2,245	1,960	5,799
Accrued cash profit sharing and commissions	11,133	7,131	8,502
Accrued workers’ compensation	4,472	4,479	4,593
Total current liabilities	99,546	81,287	94,964

Deferred income tax and other long-term liabilities	5,159	16,082	16,521
Total liabilities	104,705	97,369	111,485
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, at par value	484	493	481
Additional paid-in capital	238,040	226,007	238,212
Retained earnings	648,321	652,298	639,707
Treasury stock	(3,502)	—	—
Accumulated other comprehensive income (loss)	(19,087)	(23,508)	(28,576)
Total stockholders’ equity	864,256	855,290	849,824
Total liabilities and stockholders’ equity	$968,961	$952,659	$961,309

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands except per-share amounts, unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$199,523	$176,491
Cost of sales	107,000	98,993
Gross profit	92,523	77,498
Operating expenses:
Research and development and other engineering	11,423	10,197
Selling	25,187	22,607
General and administrative	29,298	28,433
Net gain on disposal of assets	(26)	(16)
	65,882	61,221
Income from operations	26,641	16,277
Interest expense, net	(235)	(35)
Income before taxes	26,406	16,242
Provision for income taxes	10,063	6,191
Net income	$16,343	$10,051

Earnings per common share:
Basic	$0.34	$0.20
Diluted	0.34	0.20

Number of shares outstanding
Basic	48,297	49,208
Diluted	48,450	49,408

Cash dividends declared per common share	$0.16	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$16,343	$10,051
Other comprehensive loss:
Translation adjustment, net of tax expense of ($39) and ($72), respectively	9,489	(16,328)
Comprehensive income (loss)	$25,832	$(6,277)

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months ended March 31, 2015 and 2016, and for the Nine Months ended December 31, 2015
(In thousands except per-share amounts, unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2015	48,966	$489	$220,982	$649,174	$(7,180)	$—	$863,465
Net income	—	—	—	10,051	—	—	10,051
Translation adjustment, net of tax	—	—	—	—	(16,328)	—	(16,328)
Options exercised	187	2	5,482	—	—	—	5,484
Stock-based compensation	—	—	2,784	—	—	—	2,784
Tax benefit of options exercised	—	—	(184)	—	—	—	(184)
Shares issued from release of Restricted Stock Units	191	2	(3,609)	—	—	—	(3,607)
Cash dividends declared on common stock, $0.14 per share	—	—	—	(6,927)	—	—	(6,927)
Common stock issued at $34.32 per share for stock bonus	16	—	552	—	—	—	552
Balance, at March 31, 2015	49,360	493	226,007	652,298	(23,508)	—	855,290
Net income	—	—	—	57,837	—		57,837
Translation adjustment, net of tax	—	—	—		(4,611)	—	(4,611)
Pension adjustment, net of tax	—	—	—	—	(457)	—	(457)
Options exercised	144	1	4,235	—	—	—	4,236
Stock-based compensation	—	—	8,213	—	—	—	8,213
Tax benefit of options exercised	—	—	(134)	—	—	—	(134)
Shares issued from release of Restricted Stock Units	19	—	(109)	—	—	—	(109)
Repurchase of common stock	(1,339)	—	—		—	(47,144)	(47,144)
Retirement of common stock	—	(13)	—	(47,131)	—	47,144	—
Cash dividends declared on common stock, $0.48 per share	—	—	—	(23,297)	—	—	(23,297)
Balance, December 31, 2015	48,184	481	238,212	639,707	(28,576)	—	849,824
Net income	—	—	—	16,343	—	—	16,343
Translation adjustment, net of tax	—	—	—	—	9,489	—	9,489
Options exercised	35	1	1,012	—	—	—	1,013
Stock-based compensation	—	—	2,350	—	—	—	2,350
Tax benefit of options exercised	—	—	24	—	—	—	24
Shares issued from release of Restricted Stock Units	196	2	(3,873)	—	—	—	(3,871)
Repurchase of common stock	(106)	—	—	—	—	(3,502)	(3,502)
Cash dividends declared on common stock, $0.16 per share	—	—	—	(7,729)	—	—	(7,729)
Common stock issued at $32.45 per share for stock bonus	10	—	315	—	—	—	315
Balance, March 31, 2016	48,319	$484	$238,040	$648,321	$(19,087)	$(3,502)	$864,256

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net income	$16,343	$10,051
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(26)	(15)
Depreciation and amortization	7,437	7,418
Write-off of software development project	153	—
Gain on contingent consideration adjustment	—	(245)
Deferred income taxes	2,499	2,593
Noncash compensation related to stock plans	2,750	3,295
Excess tax benefit of options exercised and restricted stock units vested	(28)	(58)
Provision for doubtful accounts	(266)	(50)

Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(28,228)	(27,615)
Inventories	(13,912)	7,515
Trade accounts payable	7,273	(1,590)
Income taxes payable	6,289	1,740
Accrued profit sharing trust contributions	(3,552)	(3,421)
Accrued cash profit sharing and commissions	2,605	1,179
Other current assets	(3,230)	(1,101)
Accrued liabilities	(10,063)	(11,295)
Long-term liabilities	(1,853)	93
Accrued workers’ compensation	(121)	377
Other noncurrent assets	2,162	871
Net cash used in operating activities	(13,768)	(10,258)
Cash flows from investing activities
Capital expenditures	(6,972)	(6,369)
Asset acquisitions, net of cash acquired	—	(779)
Proceeds from sale of property and equipment	40	25
Loan repayment by customer	—	243
Net cash used in investing activities	(6,932)	(6,880)
Cash flows from financing activities
Deferred and contingent consideration paid for asset acquisition	(27)	(1,177)
Repurchase of common stock	(3,502)	—
Repayment of debt and line of credit borrowings	—	(17)
Issuance of common stock	1,012	5,484
Excess tax benefit of options exercised and restricted stock units vested	28	58
Dividends paid	(7,709)	(6,858)
Net cash used in financing activities	(10,198)	(2,510)
Effect of exchange rate changes on cash and cash equivalents	4,101	(7,072)
Net decrease in cash and cash equivalents	(26,797)	(26,720)
Cash and cash equivalents at beginning of period	258,825	260,307
Cash and cash equivalents at end of period	$232,028	$233,587
Noncash activity during the period
Noncash capital expenditures	$266	$830
Dividends declared but not paid	7,729	6,927
Issuance of Company’s common stock for compensation	315	552

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

 Principles of Consolidation

The condensed consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries (collectively, the “Company”). There were no investments in affiliates that would be considered variable interest entities. All significant intercompany transactions have been eliminated.

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These interim statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The unaudited quarterly condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial information set forth therein, in accordance with GAAP. The year-end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by GAAP. The Company’s quarterly results fluctuate. As a result, the Company believes the results of operations for the interim period presented are not indicative of the results to be expected for any future period.

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

The following is a reconciliation of basic earnings per common share to diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
Net income available to common stockholders	$16,343	$10,051
Basic weighted-average shares outstanding	48,297	49,208
Dilutive effect of potential common stock equivalents — stock options and restricted stock units	153	200
Diluted weighted-average shares outstanding	48,450	49,408
Earnings per common share:
Basic	$0.34	$0.20
Diluted	$0.34	$0.20
Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	—	—

Accounting for Stock-Based Compensation

With the approval of the Company’s stockholders on April 26, 2011, the Company adopted the Simpson Manufacturing Co., Inc. 2011 Incentive Plan (the “Original 2011 Plan”). With the approval of the Company's stockholders on April 21, 2015, the Company adopted the amended and restated Simpson Manufacturing Co., Inc. 2011 Incentive Plan (the "2011 Plan"), which amended and restated in its entirety, and incorporated and superseded, the Original 2011 Plan. The Original 2011 Plan amended and restated in their entirety, and incorporated and superseded, both the Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”), which was principally for the Company’s employees, and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”), which was for its independent directors. Awards previously granted under the 1994 Plan or the 1995 Plan were not affected by the adoption of the Original 2011 Plan, or the 2011 Plan and continue to be governed by the 1994 Plan or the 1995 Plan, respectively.

Under the 1994 Plan, the Company could grant incentive stock options and non-qualified stock options, although the Company granted only non-qualified stock options under both the 1994 Plan and the 1995 Plan. The Company, however, generally only granted options under both the 1994 Plan and the 1995 Plan once each year. Options vest and expire according to terms established at the grant date. Options granted under the 1994 Plan typically vest evenly over the requisite service period of four years and have a term of seven years. Options granted under the 1995 Plan were fully vested on the date of grant and had a term of seven years. Shares of common stock issued on exercise of stock options under the 1994 Plan and the 1995 Plan are registered under the Securities Act of 1933, as amended (the "Securities Act").

Under the 2011 Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock and restricted stock units, although the Company currently intends to award primarily restricted stock units and to a lesser extent, if at all, non-qualified stock options. The Company has not awarded and does not currently intend to award incentive stock options or restricted stock. Under the 2011 Plan, no more than 16.3 million shares of the Company’s common stock may be issued (including shares already issued) pursuant to all awards under the 2011 Plan, including on exercise of options previously granted under the 1994 Plan and the 1995 Plan. Shares of common stock to be issued pursuant to the 2011 Plan are registered under the Securities Act.

The following table represents the Company’s stock option and restricted stock unit activity for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands)	2016	2015
Stock-based compensation expense recognized in operating expenses	$2,480	$3,084
Less: Tax benefit of stock-based compensation expense in provision for income taxes	895	1,052
Stock-based compensation expense, net of tax	$1,585	$2,032
Fair value of shares vested	$2,350	$2,784
Proceeds to the Company from the exercise of stock-based compensation	$1,012	$5,484
Tax effect from the exercise of stock-based compensation, including shortfall tax benefits	$24	$(184)

	At March 31,
(in thousands)	2016	2015
Stock-based compensation cost capitalized in inventory	$253	$276

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

The Company’s investments consisted of only United States Treasury securities and money market funds, which are the Company’s primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. The balances of the Company’s primary financial instruments were as follows:

	At March 31,		At December 31,
(in thousands)	2016	2015	2015
United States Treasury securities and money market funds	$71,442	$91,569	$76,047

The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Income Taxes

The Company uses an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in each interim period. The following table presents the Company’s effective tax rates and income tax expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015
Effective tax rate	38.1%	38.1%
Provision for income taxes	$10,063	$6,191

Acquisitions

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

In December 2015, the Company purchased all of the business assets, including intellectual property rights, from Blue Heron Enterprises, LLC, and Fox Chase Enterprises, LLC, both New Jersey limited liability companies (collectively, "EBTY"), for $3.4 million in cash. EBTY manufactured and sold hidden deck clips and products and systems using a patented design. The Company believes that EBTY's patented design for hidden deck clips and products and systems complements the Company's hidden clips and fastener systems. The Company's provisional measurement of assets acquired included goodwill of $2.0 million which was assigned to the North American segment, and intangible assets of $1.1 million, both of which are subject to tax-deductible amortization. Net assets consisting of inventory and equipment accounted for the balance of the purchase price. The estimated weighted-average amortization period for the intangible assets is 7 years.

Sales Office Closing

The Company had substantially completed the liquidation of its Asia sales offices as of December 31, 2015, and does not expect to recognize significant additional costs in future periods related to this event.

Additional compensation expenses of $0.1 million were incurred and paid during the first quarter of 2016. No other associated costs were incurred or paid in the first quarter of 2016. As of March 31, 2016, estimated employee severance obligations and other associated costs of $0.3 million had been accrued and not paid. Until the office closings are finalized, estimated additional compensation expense, retention bonuses and professional fees of $0.2 million will be recorded as commitment requirements are met or services are performed.

Additional operating lease obligation costs of $0.1 million were recorded and paid in the first quarter of 2016. The office locations that are being closed are leased, and have remaining future minimum lease obligations of $0.4 million that will be charged to expense prior to the cease-use date, which is expected to coincide with the end of the lease. The estimated costs disclosed are based on a number of assumptions, and actual results could differ materially.

Recently Adopted Accounting Standards

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). The objective is to simplify the presentation of deferred income taxes; the amendments require that deferred tax assets and liabilities be classified as noncurrent in a classified consolidated balance sheets.  ASU 2015-17 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendment may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. During the first quarter of 2016, the Company elected to early-adopt ASU 2015-17, Balance Sheet Classification of Deferred Taxes and applied the guidance prospectively with no change to prior period amounts disclosed in our consolidated balance sheets and related notes to the consolidated financial statements.

Prospective adoption of ASU 2015-17, in the first quarter of 2016, resulted in the Company offsetting all of its deferred income tax assets and liabilities, as of January 1, 2016, by taxing jurisdiction and classifying those balances as noncurrent. The result was a $4.1 million increase in "Other noncurrent assets" from $6.7 million to $10.8 million and a $12.1 million decrease in "Deferred income tax and other long-term liabilities" from $16.5 million to $4.4 million.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, (Topic 330), Simplifying the Measurement of Inventory (“ASU 2015-11”). The objective is to reduce the complexity related to inventory subsequent measurement and disclosure requirements. ASU 2015-11 amendments do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments more closely align with the measurement of inventory in International Financial Reporting Standards. ASU 2015-11 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. During the first quarter of 2016, the Company elected to early-adopt ASU 2015-11 and applied the guidance prospectively. Adoption of ASU 2015-11 had no material effect on its consolidated financial statements and footnote disclosures.

Recently Issued Accounting Standards Not Yet Adopted

Other than the following, there have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2015 Annual Report on Form 10-K.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (Topic 718), Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments simplify several aspects of the accounting for employee share-based payment transactions including accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the effects of adopting ASU 2016-09 on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, (Topic 842), Leases (“ASU 2016-02”). ASU 2016-02 core requirement is to recognize the assets and liabilities that arise from leases including those leases classified as operating leases. The amendments require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The lessor accounting application is largely unchanged from that applied under the previous GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this Update is permitted for all entities. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The amendments provide a revenue recognition five-step model to be applied to all revenue contracts with customers. ASU 2014-09 provides alternative methods of adoption the guidance. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The standard is effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the effects of this guidance on its consolidated financial statements and footnote disclosures, and have not yet selected a transition approach.

2.    Trade Accounts Receivable, Net

Trade accounts receivable consisted of the following:

	At March 31,		At December 31,
(in thousands)	2016	2015	2015
Trade accounts receivable	$139,198	$120,701	$109,859
Allowance for doubtful accounts	(918)	(765)	(1,142)
Allowance for sales discounts and returns	(3,157)	(2,620)	(2,706)
	$135,123	$117,316	$106,011

3.    Inventories

Inventories consisted of the following:

	At March 31,		At December 31,
(in thousands)	2016	2015	2015
Raw materials	$82,056	$84,040	$75,950
In-process products	20,827	20,262	18,828
Finished products	107,904	101,010	100,979
	$210,787	$205,312	$195,757

4.    Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:

	At March 31,		At December 31,
(in thousands)	2016	2015	2015
Land	$30,535	$28,795	$28,698
Buildings and site improvements	173,605	171,541	171,890
Leasehold improvements	5,616	5,428	5,560
Machinery, equipment, and software	239,264	225,820	232,560
	449,020	431,584	438,708
Less accumulated depreciation and amortization	(264,398)	(246,055)	(257,115)
	184,622	185,529	181,593
Capital projects in progress	32,038	19,480	32,123
	$216,660	$205,009	$213,716

5.    Goodwill and Intangible Assets, Net

Goodwill was as follows:

	At March 31,		At December 31,
(in thousands)	2016	2015	2015
North America	$86,038	$84,216	$85,834
Europe	38,107	37,256	36,720
Asia/Pacific	1,469	1,451	1,396
Total	$125,614	$122,923	$123,950

Amortizable and indefinite-lived intangible assets, net, were as follows:

	At March 31, 2016
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$27,490	$(15,743)	$11,747
Europe	30,107	(15,135)	14,972
Total	$57,597	$(30,878)	$26,719

	At March 31, 2015
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$29,415	$(15,545)	$13,870
Europe	29,914	(12,300)	17,614
Total	$59,329	$(27,845)	$31,484

	At December 31, 2015
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$27,475	$(14,941)	$12,534
Europe	29,590	(14,449)	15,141
Total	$57,065	$(29,390)	$27,675

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense for definite-lived intangible assets during the three months ended March 31, 2016 and 2015, totaled $1.5 million and $1.6 million, respectively.

Indefinite-lived intangible assets including an in-process research and development asset and a trade name totaled $2.2 million at March 31, 2016 and 2015, respectively, and $2.1 million at December 31, 2015.

At March 31, 2016, estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)

Remaining nine months of 2016	$4,713
2017	4,458
2018	3,329
2019	3,300
2020	3,270
2021	2,792
Thereafter	2,676
$24,538

The changes in the carrying amount of goodwill and intangible assets for the three months ended March 31, 2016, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2015	$123,950	$27,675
Reclassifications	6	(6)
Amortization	—	(1,487)
Foreign exchange	1,658	537
Balance at March 31, 2016	$125,614	$26,719

6.    Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at March 31, 2016, was $304.4 million including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300 million in available credit. This credit facility will expire in July 2017. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR1screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at March 31, 2016, the LIBOR Rate was 0.44%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio.

The Company’s unused borrowing capacity under other revolving credit lines and a term note totaled $4.4 million at March 31, 2016. The other revolving credit lines and term note charge interest ranging from 0.56% to 7.50% have maturity dates from December 2016 to July 2017, and had no outstanding balances at March 31, 2016 and 2015 or December 31, 2015. The Company was in compliance with its financial covenants at March 31, 2016.

7.    Commitments and Contingencies

Pending Claims

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

8.    Stock-Based Incentive Plans

The Company currently has one stock-based incentive plan, which incorporates and supersedes its two previous plans (see Note 1 “Basis of Presentation — Accounting for Stock-Based Compensation”). Participants are granted stock-based awards only if the applicable Company-wide and/or profit-center operating goals, established at the beginning of the year by the Compensation and Leadership Development Committee of the Company's Board of Directors are met. Certain participants may have additional goals based on strategic initiatives of the Company.

The fair value of each restricted stock unit award is estimated on the measurement date as determined in accordance with GAAP and is based on the closing market price of the underlying stock on the day preceding the measurement. The fair value excludes the present value of the dividends that the restricted stock units do not participate in. On February 1, 2016, 431,439 restricted stock units were awarded to the Company's employees, including officers, at an estimated value of $32.63 per share, based on the closing price on January 29, 2016. The restrictions on these awards will generally lapse one quarter on the date of the award and one quarter on each of the first, second and third anniversaries of the date of the award, except that restrictions on some of the awards made to each of the Company's named executive officers and certain members of the Company's senior management will lapse fully on the third anniversary of the date of the award. On April 20, 2016, 1,800 restricted stock units were awarded to each of the Company’s six non-employee directors at an estimated value of $38.00 per share based on the closing price on April 19, 2016. There are no restrictions on the non-employee directors’ restricted stock units granted on April 20, 2016.

The following table summarizes the Company’s unvested restricted stock unit activity for the three months ended March 31, 2016:

	Shares	Weighted- Average Price	Aggregate Intrinsic Value *
Unvested Restricted Stock Units (RSUs)	(in thousands)		(in thousands)
Outstanding at January 1, 2016	527	$31.56
Awarded	431
Vested	(324)
Forfeited	(4)
Outstanding at March 31, 2016	630	$31.81	$24,048
Outstanding and expected to vest at March 31, 2016	615	$31.81	$23,484

*	The intrinsic value is calculated using the closing price per share of $38.17 as reported by the New York Stock Exchange on March 31, 2016.

Based on the market value on the award date, the total intrinsic value of vested restricted stock units during the three-month periods ended March 31, 2016 and 2015, was $10.3 million and $9.7 million, respectively.

No stock options were granted in 2015 or in the first three months of 2016. As of March 31, 2016, there were no unvested options outstanding. The following table summarizes the Company’s stock option activity for the three months ended March 31, 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value *
Non-Qualified Stock Options	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2016	523	$29.55
Exercised	(35)
Forfeited	(1)
Outstanding and exercisable at March 31, 2016	487	$29.60	1.8	$4,174

*
The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the stock option, using the closing price per share of $38.17 as reported by the New York Stock Exchange on March 31, 2016.

The total intrinsic value of stock options exercised during the three-month periods ended March 31, 2016 and 2015, was $0.2 million and $1.2 million, respectively.

As of March 31, 2016, $16.1 million of total unrecognized compensation cost was related to unvested stock-based compensation arrangements under the 2011 Plan for awards made through February 2016. The portions of this cost related to restricted stock units awarded through February 2016 are expected to be recognized over a weighted-average period of 2.3 years.

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

The following tables illustrate certain measurements used by management to assess the performance as of or for the following periods:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net Sales
North America	$174,454	$150,324
Europe	23,698	22,788
Asia/Pacific	1,371	3,379
Total	$199,523	$176,491
Sales to Other Segments*
North America	$573	$884
Europe	290	299
Asia/Pacific	4,209	4,844
Total	$5,072	$6,027
Income (Loss) from Operations
North America	$30,452	$20,466
Europe	(1,618)	(1,632)
Asia/Pacific	155	(803)
Administrative and all other	(2,348)	(1,754)
Total	$26,641	$16,277

* The sales to other segments are eliminated in consolidation.

			At
	At March 31,		December 31,
(in thousands)	2016	2015	2015
Total Assets
North America	$771,732	$674,914	$748,241
Europe	171,352	165,795	168,305
Asia/Pacific	25,915	29,626	24,366
Administrative and all other	(38)	82,324	20,397
Total	$968,961	$952,659	$961,309

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $153.0 million, $151.2 million, and $164.1 million, as of March 31, 2016 and 2015, and December 31, 2015, respectively.

The following table illustrates the distribution of the Company’s net sales by product group for the following periods:

	Three Months Ended March 31,
(in thousands)	2016	2015

Wood Construction Products	$171,777	$151,379
Concrete Construction Products	27,745	25,010
Other	1	102
Total	$199,523	$176,491

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

10.    Subsequent Events

In April 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share, estimated to total $8.7 million, to be paid on July 28, 2016, to stockholders of record on July 7, 2016. This is an increase of $0.02 per share, or 12.5%, over the amount of the last dividend declared by the Company in February 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 2016. The following discussion and analysis should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes included in Part I, Item 1, "”Financial Statements” of this Quarterly Report on Form 10-Q. The following discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs as discussed in the “Note About Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those plans, estimates, and beliefs. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q as well as the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

The Company designs, manufactures and sells building construction products that are of high quality and performance, easy to use and cost-effective for customers. It operates in three business segments determined by geographic region: North America, Europe and Asia/Pacific. The Company’s current focus is on strengthening its core wood construction products, expanding its global footprint to be less dependent on housing starts in the United States and continuing to invest in strategic initiatives, such as expanding its offering of concrete construction products, particularly specialty chemicals, and wood construction products, particularly fasteners, truss plates and truss design software.

The Company has continued to benefit from steady housing starts, primarily in the North American segment, with increased sales volumes in the first quarter of 2016. Income from operations, as a percentage of net sales, has also increased in the first quarter of 2016 compared to the first quarter of 2015 due to increased gross profit margins and lower operating expenses both as a percentage of net sales.

The North America segment generates more revenues from wood construction products than concrete construction products. Due to improved economic conditions, including an increase in housing starts, net sales in most regions of the segment have trended up, primarily due to increases in unit sales volumes. Based on current information and subject to future events and circumstances, the Company currently does not know if this sales trend will continue in the second quarter of 2016.

The Europe segment also generates more revenues from wood construction products than concrete construction products. Net sales reported in both the United States dollar and in local currencies increased in the first quarter of 2016 compared to the first quarter of 2015. Given the number of factors influencing the Europe segment, the Company cannot reasonably predict whether this is a trend that will continue in the second quarter of 2016. Based on current information and subject to future events and circumstances, the Company estimates that the Europe segment will report an operating profit in 2016.

Due to the closure of the Asia sales offices in 2015, consolidated net sales decreased approximately $2.2 million in the first quarter of 2016 compared to the first quarter of 2015, which was partly offset by a $1.2 million decrease in overhead expenses mostly related to decreased personnel costs from staff reductions and additional closure expenses that occurred in the first quarter of 2015 but not in the first quarter of 2016. See Note 1 "Basis of Presentation - Sales Office Closing" to the accompanying unaudited interim condensed consolidated financial statements. Based on this and other factors, the Company expects the Asia/Pacific segment to report a smaller operating loss in 2016 compared to 2015.

Admin and all other includes expenses such as stock compensation for certain members of management, interest expense, self-insured workers compensation claims, if any, for certain members of management, foreign exchange gains or losses and income tax expense related to its United States activity. It also includes revenues and expenses related to real estate activities, such as rental income and associated expenses on the Company’s facility in Vacaville, California, which the Company has leased to a third party for a term expiring in August 2020.

Unlike lumber or other products that have a more direct correlation to housing starts, however, the Company’s products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. The Company’s products are used in a sequential process that follows the construction process. Residential and commercial construction begins with the foundation, followed by the wall and the roof systems, and the installation of the Company’s products flow into a project or a house according to these schedules. Foundation product sales could be considered a leading indicator for the Company. Sales of these products in the first quarter of 2016 increased compared to the same period in 2015.

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

Results of Operations for the Three Months Ended March 31, 2016, Compared with the Three Months Ended March 31, 2015

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased” "remained" or “compared to”), compare the results of operations for the three months ended March 31, 2016, against the results of operations for the three months ended March 31, 2015.

To avoid fractional percentages, all percentages presented below were rounded to the nearest whole number.

Net sales increased 13% to $199.5 million from $176.5 million. The Company had net income of $16.3 million compared to $10.1 million. Diluted net income per common share was $0.34 compared to $0.20.

The following table illustrates the differences in the Company’s operating results for the three months ended March 31, 2016, from the three months ended March 31, 2015, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	March 31,	North		Asia/	Admin &	March 31,
(in thousands)	2015	America	Europe	Pacific	All Other	2016
Net sales	$176,491	$24,130	$910	$(2,008)	$—	$199,523
Cost of sales	98,993	9,124	1,045	(1,804)	(358)	107,000
Gross profit	77,498	15,006	(135)	(204)	358	92,523
Research and development and other engineering expense	10,197	1,411	(41)	(144)	—	11,423
Selling expense	22,607	2,546	889	(855)	—	25,187
General and administrative expense	28,433	1,062	(996)	(152)	951	29,298
Gain on sale of assets	(16)	1	(1)	(10)	—	(26)
Income from operations	16,277	9,986	14	957	(593)	26,641
Interest expense, net	(35)	(19)	(272)	(2)	93	(235)
Income before income taxes	16,242	9,967	(258)	955	(500)	26,406
Provision for income taxes	6,191	3,822	60	34	(44)	10,063
Net income	$10,051	$6,145	$(318)	$921	$(456)	$16,343

Net sales

The following table represents net sales by segment for the three-month periods ended March 31, 2015 and 2016:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three Months Ended
March 31, 2015	$150,324	$22,788	$3,379	$176,491
March 31, 2016	174,454	23,698	1,371	199,523
Increase (decrease)	$24,130	$910	$(2,008)	$23,032
Percentage increase (decrease)	16%	4%	(59)%	13%

The following table represents segment net sales as percentages of total net sales for the three-month periods ended March 31, 2015 and 2016:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2015 net sales	85%	13%	2%	100%
Percentage of total 2016 net sales	87%	12%	1%	100%

The Company's net sales increased in both the North America and Europe segments.

•	Segment net sales:

▪
North America - Net sales increased 16% due to increased unit sales volumes in the United States on improved economic activity, partly offset by a slight decrease in average sales prices. The Company calculated that Canada's net sales were negatively affected by approximately $0.8 million due to the Canadian dollar weakening against the United States dollar.

▪
Europe - Net sales increased 4%, mostly due to increased unit sales volumes, partly offset by a decrease in average sales prices. The Company calculated that Europe's net sales were negatively affected by approximately $0.9 million due to European currencies weakening against the United States dollar.

▪
Asia/Pacific -Net sales decreased 59%, primarily due to the closing of sales offices in China, Thailand and Dubai late in the first quarter of 2015, which accounted for approximately a $2.2 million decrease in consolidated net sales.

•	Consolidated net sales channels and product groups:

▪	Net sales to dealer distributors, lumber dealers, contractor distributors and home centers increased, primarily due to increased home construction activity.

▪
Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 86% of total Company net sales in the first quarters of both 2016 and 2015.

▪
Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14% of total Company net sales in the first quarters of both 2016 and 2015.

Gross profit

The following table represents gross profit by segment for the three-month periods ended March 31, 2015 and 2016:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three Months Ended
March 31, 2015	$68,707	$8,697	$510	$(416)	$77,498
March 31, 2016	83,713	8,562	306	(58)	92,523
Increase (decrease)	$15,006	$(135)	$(204)	$358	$15,025
Percentage increase (decrease)	22%	(2)%	(40)%	*	19%

* The statistic is not meaningful or not material.

The following table represents gross profit as a percentage of sales by segment for the three months ended March 31, 2015 and 2016:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2015 gross profit percentage	46%	38%	15%	*	44%
2016 gross profit percentage	48%	36%	22%	*	46%

* The statistic is not meaningful or not material.

Gross profit increased to $92.5 million from $77.5 million. Gross profit as a percentage of net sales increased to 46% from 44%. Based on current information and subject to future events and circumstances, the Company estimates that its full-year 2016 gross profit margin will be between approximately 46% and 47%.

•
North America - Gross profit margin increased to 48% from 46%, primarily as a result of a decrease in factory overhead (on increased production volumes) and a small reduction in material costs, both as a percentage of net sales.

•
Europe - Gross profit margin decreased to 36%from 38%, as a result of increases in material, labor and shipping costs, all as a percentage of sales, partly offset by decrease in factory costs (on increased production volumes), as a percentage of sales.

•	Product mix - The gross profit margin differential between wood construction products and concrete construction products, which have lower gross profit margins, decreased to 15% from 17%.

•
Steel prices - The market prices for steel increased during the first quarter of 2016. The Company currently anticipates that, subject to changing economic conditions, it is likely that steel prices will rise during the second quarter of 2016.

Research and development and engineering expense

Research and development and engineering expense increased 12% to $11.4 million from $10.2 million, primarily due to increases of $0.6 million in cash profit sharing expense on increased profits, $0.2 million in personnel costs and $0.2 million in computer costs, all of which occurred in the North America segment.

Selling expense

Selling expense increased 11% to $25.2 million from $22.6 million, primarily due to increases of $1.7 million in personnel costs and $1.1 million in cash profit sharing and sales commission expenses, partly offset by a decrease of $0.2 million in donation expense.

•
North America - Selling expense increased $2.6 million, primarily due to increases of $1.9 million in personnel costs, mostly related to the addition of staff and pay rate increases instituted on January 1, 2016, and $1.2 million in cash profit sharing and sales commission expense, partly offset by a decrease of $0.2 million in donation expense.

•	Europe - Selling expense increased $0.9 million, primarily due to increases of $0.4 million in personnel costs mostly related to the addition of staff.

•	Asia/Pacific - Selling expense decreased $0.9 million, primarily due to a decrease of $0.7 million in personnel costs, related to closing three sales offices and downsizing one sales office in 2015.

General and administrative expense

General and administrative expense increased 3% to $29.3 million from $28.4 million, primarily due to an increase of $1.8 million in cash profit sharing expense, partly offset by a net decrease of $0.6 million in foreign currency losses.

•	North America - General and administrative expense increased $1.1 million, primarily due to an increase of $1.5 million in cash profit sharing expense.

•	Europe - General and administrative expense decreased by $1.0 million, primarily due to a net decrease of $1.2 million in unrealized foreign currency losses.

•
Administrative and Other - General and administrative expense increased by $1.0 million, primarily due to an increase of $0.4 million in cash profit sharing expense, as well as a net increase in foreign currency losses of $0.3 million.

Income taxes

The Company's effective income tax rate remained approximately 38%. Based on current information and subject to future events and circumstances, the Company estimates that its full-year 2016 effective tax rate will be between 37% and 39%.

Effect of New Accounting Standards

See Note 1 “Basis of Presentation - Recently Adopted Accounting Standards” and “Recently Issued Accounting Standards Not Yet Adopted” to the accompanying unaudited interim condensed consolidated financial statements.

Liquidity and Sources of Capital

The Company’s primary sources of liquidity are cash and cash equivalents and the Company’s operations. The Company also receives proceeds from the issuance of its common stock through the exercise of stock options by its employees. The Company's cash and cash equivalents consisted of United States Treasury securities and deposits and money market funds held with established national financial institutions.

The Company's principal uses of liquidity are paying the costs and expenses associated with the Company's operations, continuing its capital allocation strategy, which includes growing its business by both internal improvements or acquisitions, repurchasing the Company’s common stock, paying cash dividends, and meeting other liquidity requirements associated with the Company's existing operations for the next twelve months. Depending, however, on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing, which may not be available on reasonable terms, or at all. The Company's $300.0 million unsecured credit agreement will expire in July 2017.

Cash and cash equivalents of $77.6 million are held by the Company in the local currencies of its foreign operations and could be subject to additional taxation if it were repatriated to the United States. The Company has no current plans to repatriate cash and cash equivalents held outside the United States, as it is expected to be used to fund future international growth and acquisitions.

The Company believes that the effect of inflation has not been material in recent years, as general inflation rates have remained relatively low. The Company’s main raw material is steel; increases in steel prices may adversely affect the Company’s gross profit margin if it cannot recover the higher costs through price increases.

The following table presents selected financial information as of March 31, 2016 and 2015 and December 31, 2015, respectively:

	At March 31,	At December 31,	At March 31,
(in thousands)	2016	2015	2015

Cash and cash equivalents	$232,028	$258,825	$233,587
Property, plant and equipment, net	216,660	213,716	205,009
Goodwill and intangible assets	152,333	151,625	154,407
Working capital *	491,676	494,308	507,159

*
Due to the adoption of ASU 2015-17, $16.2 million of current deferred income taxes included in current assets and working capital, as of January 1, 2016, were reclassified to non-current assets and long-term liabilities, resulting in decreases in current assets from $589.3 million to $573.1 million and in working capital from $494.3 million to $478.1 million.

The following table provides cash flow indicators for the three-month periods ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net cash used in:
Operating activities	$(13,768)	$(10,258)
Investing activities	(6,932)	(6,880)
Financing activities	(10,198)	(2,510)

Cash flows from operating activities result primarily from the Company earnings or losses, and are also affected by changes in operating assets and liabilities which consist primarily of working capital balances. As a building materials manufacturer, the Company's operating cash flows are subject to the seasonality and cyclically associated with the volume and timing of construction project starts. For example, trade accounts receivable, net, is generally at its lowest at the end of the fourth quarter and increases during the first, second and third quarters.

During the three months ended March 31, 2016, operating activities used $13.8 million in cash and cash equivalents, as a result of a decrease of $42.6 million in the net change in operating assets and liabilities, including net change decreases of $28.2 million in trade accounts receivable, net, and $13.9 million in inventory, partly offset by $16.3 million from net income and $12.5 million from non-cash adjustments to net income which includes depreciation and amortization expenses, stock-based compensation expenses and changes in deferred income taxes. Cash used in investing activities of $6.9 million during the three months ended March 31, 2016, consisted primarily of $7.0 million for property, plant and equipment expenditures, related to real estate improvements, machinery and equipment purchases and software in development. Cash used in financing activities of $10.2 million during the three months ended March 31, 2016, consisted primarily of $7.7 million used to pay cash dividends and $3.5 million for the repurchase of the Company's common stock, partly offset by $1.0 million from the issuance of common stock on the exercise of stock options.

During the three months ended March 31, 2015, operating activities used $10.3 million in cash and cash equivalents, as a result of a decrease of $33.2 million in the net change in operating assets and liabilities, including net change decreases of $27.6 million in trade accounts receivable, net, and $11.3 million in accrued liabilities, partly offset by $10.1 million from net income and $12.9 million from non-cash adjustments to net income which includes depreciation and amortization expenses, stock-based compensation expenses and changes in deferred income taxes. Cash used in investing activities of $6.9 million during the three months ended March 31, 2015, consisted primarily of $6.4 million for property, plant and equipment expenditures, primarily to increase manufacturing capacity in North America and to improve information technology support systems. Cash used in financing activities of $2.5 million during the three months ended March 31, 2015, consisted primarily of $6.9 million used to pay cash dividends and $1.2 million in contingent consideration mostly related to asset acquisitions, partly offset by $5.5 million from the issuance of common stock on the exercise of stock options.

Capital Allocation Strategy

The Company has a strong cash position and remains committed to seeking growth opportunities in the building products range where it can leverage its expertise in engineering, testing, manufacturing and distribution to invest in and grow its business. Those opportunities include internal improvements or acquisitions that fit within the Company’s strategic growth plan. Additionally, the Company has financial flexibility and is committed to providing returns to its shareholders. Below are highlights of the Company’s capital allocation strategy since the beginning of 2015.

In December 2015, the Company acquired the assets of Blue Heron Enterprises, LLC, and Fox Chase Enterprises, LLC (collectively, "EBTY") for $3.4 million in cash. The Company believes EBTY's patented design for hidden deck clips and products and systems complements the Company's line of hidden clips and fastener systems. The Company's provisional measurement of EBTY assets acquired included goodwill and intangible assets of $3.1 million. See Note 1 "Basis of Presentation - Acquisitions" to the accompanying unaudited interim condensed consolidated financial statements..

Based on current information and subject to future events and circumstances, the Company estimates that its full-year 2016 capital spending will be approximately $48 million to $52 million, which includes the build-out of our West Chicago chemical facility for the relocation of our two existing chemical facilities anticipated in late 2016 and the expansion of our facility in Texas to increase warehouse, office and training center capacity, as well as for manufacturing equipment and software development. Capital spending in 2015 was $34.2 million and was primarily for the purchase of the chemical facility, manufacturing equipment and development of software.

Based on current information and subject to future events and circumstances, the Company estimates that its full-year 2016 depreciation expense will be approximately $23 million to $25 million and its full-year amortization expense will be approximately $5 million.

The following table presents the Company’s dividends paid and share repurchases for the three-month period ended March 31, 2016 and the twelve-month period ended December 31, 2015, respectively, and the aggregated amounts:

(in thousands)	Dividends Paid	Open Market Share Repurchases	Accelerated Share Repurchases	Total
January 1 - March 31 2016	$7,709	$3,502	$—	$11,211
January 1 - December 31, 2015	29,352	22,144	25,000	76,496
Total	$37,061	$25,646	$25,000	$87,707

On April 20, 2016, the Company’s Board of Directors raised the quarterly cash dividend 12.5% to $0.18 per share. The dividend, to be paid on July 28, 2016, to stockholders of record on July 7, 2016, is estimated to total $8.7 million.

On February 1, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share. The record date for the dividend was April 7, 2016, and $7.7 million in dividends was paid on April 28, 2016. On the same day, the Board also authorized the Company to repurchase up to $50.0 million of the Company’s common stock in 2016. As of March 31, 2016, $46.5 million remained available.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The currency translation adjustment on the Company's underlying assets and liabilities resulted in accumulated other comprehensive income of $9.5 million for the first quarter ended March 31, 2016, primarily due to the effect of the weakening of the United States dollar in relation to the Canadian dollar, Polish Zloty, Swiss franc, Chinese yuan, Australian dollar and New Zealand dollar, partly offset by the strengthening of the United States dollar in relation to most European currencies.

Interest Rate Risk

The Company has no variable interest-rate debt outstanding. The Company estimates that a hypothetical 100 basis point change in U.S. interest rates would not be material to the Company’s operations taken as a whole.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2016, the Company made no changes to its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors

We are affected by risks specific to us, as well as risks that generally affect businesses operating in global markets. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (available at www.simpsonmfg.com/docs/10K-2015.pdf or www.sec.gov). The risks disclosed in the Annual Report on Form 10-K and information provided elsewhere in this Quarterly Report, could materially adversely affect our business, financial condition or results of operations. While we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

At its meeting on February 1, 2016, the Company's Board of Directors authorized the Company to repurchase for 2016 up to $50.0 million of the Company’s common stock. This authorization replaced the $50.0 million repurchase authorization from February 2015 and will remain in effect through the end of 2016. The following table presents the monthly repurchases by the Company of the Company's common stock during the three months ended March 31, 2016:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
January 1 - January 31, 2016	—	N/A	—	$50.0 million
February 1 - February 29, 2016	106,347	$32.93	106,347	$46.5 million
March 1 - March 31, 2016	—	N/A	—	$46.5 million
Total	106,347

Item 6. Exhibits.

The following exhibits are either incorporated by reference into this report or filed with this report, as indicated below.

3.1	Certificate of Incorporation of Simpson Manufacturing Co., Inc., as amended, is incorporated by reference to Exhibit 3.1 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

3.2	Bylaws of Simpson Manufacturing Co., Inc., as amended through February 3, 2014, are incorporated by reference to Exhibit 3.2 of its Current Report on Form 8-K dated February 3, 2014.

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

31.1	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certifications is filed herewith.

31.2	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certifications is filed herewith.

32	Section 1350 Certifications are filed herewith.

99.1
Simpson Manufacturing Co., Inc. 1994 Employee Stock Bonus Plan, as amended through December 7, 2015, is incorporated by reference to Exhibit A of Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 10, 2016.

101
Financial statements from the quarterly report on Form 10-Q of Simpson Manufacturing Co., Inc. for the quarter ended March 31, 2016, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 4, 2016	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)