Form 10-Q
period 2016-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2016-08-05
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2016

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of June 30, 2016:   48,388,534

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, based on numerous assumptions and subject to risks and uncertainties (some of which are beyond our control), such as statements below regarding future plans, sales, sales trends, revenues, profits, costs, expenses, cost savings, factory utilization rates, results of operations, tax liabilities, losses, capital spending, prices or inflation (including raw material (such as steel) prices), profit margins, effective tax rates, depreciation or amortization expenses, amortization periods, dividends or awards of stock-based compensation, record dates, values of dividends or stock-based compensation, unrecognized compensation costs, repatriation of funds, effects of changes in accounting standards, effects of acquisitions, and effects of changes in foreign exchange rates or interest rates. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “project,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are necessarily speculative in nature, and it can be expected that some or all of the assumptions of the forward-looking statements we furnish will not materialize or will vary significantly from actual results. Although we believe that the forward-looking statements are reasonable, we do not and cannot give any assurance that our beliefs and expectations will prove to be correct, and our actual results might differ materially from results suggested by any forward-looking statement in this document. Many factors could significantly affect our operations and cause our actual results to differ substantially from those reflected in the forward-looking statements. Those factors include, but are not limited to: (i) general business cycles and construction business conditions; (ii) customer acceptance of the Company's products; (iii) product liability claims, contractual liability, engineering and design liability and similar liabilities or claims, (iv) relationships with key customers; (v) materials and manufacturing costs; (vi) the financial condition of customers, competitors and suppliers; (vii) technological developments including software development; (viii) increased competition; (ix) changes in industry practices or regulations; (x) litigation risks, (xi) changes in capital and credit market conditions; (xii) governmental and business conditions in countries where the Company's products are manufactured and sold; (xiii) changes in trade regulations; (xiv) the effect of acquisition activity; (xv) changes in the Company's plans, strategies, objectives, expectations or intentions; and (xvi) other risks and uncertainties indicated from time to time in the Company's filings with the U.S. Securities and Exchange Commission including the Company's most recent Annual Report on Form 10-K under the heading "Item 1A - Risk Factors." See below “Part II, Item 1A - Risk Factors.” Except as required by law, we undertake no obligation to update or publicly release the results of any revision to these forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise. In light of the foregoing, investors are urged not to rely on our forward-looking statements in making an investment decision about our securities. We further do not accept any responsibility for any projections or reports published by analysts, investors or other third parties.

Each of the terms the “Company,” “we,” “our,” "us" and similar terms used herein refer collectively to Simpson Manufacturing Co., Inc., a Delaware corporation and its wholly-owned subsidiaries, including Simpson Strong-Tie Company Inc., unless otherwise stated.

“Strong-Tie” and our other trademarks appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	June 30,		December 31,
	2016	2015	2015
ASSETS
Current assets
Cash and cash equivalents	$246,337	$248,612	$258,825
Trade accounts receivable, net	144,916	140,945	106,011
Inventories	218,164	212,293	195,757
Deferred income taxes	—	13,556	16,203
Other current assets	11,482	13,632	12,476
Total current assets	620,899	629,038	589,272

Property, plant and equipment, net	219,391	206,837	213,716
Goodwill	124,993	124,827	123,950
Intangible assets, net	24,912	30,743	27,675
Other noncurrent assets	9,344	4,412	6,696
Total assets	$999,539	$995,857	$961,309
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$27,069	$26,915	$21,309
Accrued liabilities	57,138	56,305	54,761
Income taxes payable	4,663	3,198	—
Accrued profit sharing trust contributions	3,693	3,173	5,799
Accrued cash profit sharing and commissions	15,626	13,695	8,502
Accrued workers’ compensation	4,154	4,458	4,593
Total current liabilities	112,343	107,744	94,964

Deferred income tax and other long-term liabilities	4,920	16,773	16,521
Total liabilities	117,263	124,517	111,485
Commitments and contingencies (see Note 7)
Stockholders’ equity
Common stock, at par value	484	493	481
Additional paid-in capital	243,046	229,279	238,212
Retained earnings	665,813	665,914	639,707
Treasury stock	(3,502)	(8,464)	—
Accumulated other comprehensive income (loss)	(23,565)	(15,882)	(28,576)
Total stockholders’ equity	882,276	871,340	849,824
Total liabilities and stockholders’ equity	$999,539	$995,857	$961,309

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$229,973	$216,665	$429,496	$393,156
Cost of sales	118,486	118,347	225,486	217,340
Gross profit	111,487	98,318	204,010	175,816
Operating expenses:
Research and development and other engineering	11,452	10,517	22,875	20,713
Selling	24,822	23,013	50,009	45,620
General and administrative	34,945	29,794	64,243	58,227
Net gain on disposal of assets	(656)	(15)	(682)	(30)
	70,563	63,309	136,445	124,530
Income from operations	40,924	35,009	67,565	51,286
Interest expense, net	(83)	(54)	(318)	(89)
Income before taxes	40,841	34,955	67,247	51,197
Provision for income taxes	14,640	13,446	24,703	19,637
Net income	$26,201	$21,509	$42,544	$31,560

Earnings per common share:
Basic	$0.54	$0.44	$0.88	$0.64
Diluted	0.54	0.43	0.88	0.64

Number of shares outstanding
Basic	48,399	49,254	48,353	49,236
Diluted	48,605	49,473	48,533	49,445

Cash dividends declared per common share	$0.18	$0.16	$0.34	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$26,201	$21,509	$42,544	$31,560
Other comprehensive income (loss):
Translation adjustment, net of tax benefit (expense) of ($90), $75, ($129) and $3, respectively, for each period on the right	(4,478)	7,626	5,011	(8,702)
Comprehensive income	$21,723	$29,135	$47,555	$22,858

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2015 and 2016, and December 31, 2015
(In thousands except per-share amounts, unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2015	48,966	$489	$220,982	$649,174	$(7,180)	$—	$863,465
Net income	—	—	—	31,560	—	—	31,560
Translation adjustment, net of tax	—	—	—	—	(8,702)	—	(8,702)
Options exercised	190	2	5,574	—	—	—	5,576
Stock-based compensation	—	—	5,995	—	—	—	5,995
Tax benefit of options exercised	—	—	(186)	—	—	—	(186)
Shares issued from release of Restricted Stock Units	204	2	(3,638)	—	—	—	(3,636)
Repurchase of common stock	(255)	—	—	—	—	(8,464)	(8,464)
Cash dividends declared on common stock, $0.30 per share	—	—	—	(14,820)	—	—	(14,820)
Common stock issued at $34.32 per share for stock bonus	16	—	552	—	—	—	552
Balance, at June 30, 2015	49,121	493	229,279	665,914	(15,882)	(8,464)	871,340
Net income	—	—	—	36,328	—		36,328
Translation adjustment, net of tax	—	—	—	—	(12,237)	—	(12,237)
Pension adjustment, net of tax	—	—	—	—	(457)	—	(457)
Options exercised	141	1	4,143	—	—	—	4,144
Stock-based compensation	—	—	5,002	—	—	—	5,002
Tax benefit of options exercised	—	—	(132)	—	—	—	(132)
Shares issued from release of Restricted Stock Units	6	—	(80)	—	—	—	(80)
Repurchase of common stock	(1,084)	—	—	—	—	(38,680)	(38,680)
Retirement of common stock	—	(13)	—	(47,131)	—	47,144	—
Cash dividends declared on common stock, $0.32 per share	—	—	—	(15,404)	—	—	(15,404)
Balance, December 31, 2015	48,184	481	238,212	639,707	(28,576)	—	849,824
Net income	—	—	—	42,544	—	—	42,544
Translation adjustment, net of tax	—	—	—	—	5,011	—	5,011
Options exercised	86	1	2,524	—	—	—	2,525
Stock-based compensation	—	—	5,951	—	—	—	5,951
Tax benefit of options exercised	—	—	19	—	—	—	19
Shares issued from release of Restricted Stock Units	215	2	(3,975)	—	—	—	(3,973)
Repurchase of common stock	(106)	—	—	—	—	(3,502)	(3,502)
Cash dividends declared on common stock, $0.34 per share	—	—	—	(16,438)	—	—	(16,438)
Common stock issued at $32.45 per share for stock bonus	10	—	315	—	—	—	315
Balance, June 30, 2016	48,389	$484	$243,046	$665,813	$(23,565)	$(3,502)	$882,276

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income	$42,544	$31,560
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(682)	(31)
Depreciation and amortization	14,878	14,716
Write-off of software development project	153	—
Gain on contingent consideration adjustment	—	(245)
Deferred income taxes	1,512	2,286
Noncash compensation related to stock plans	6,323	6,588
Excess tax benefit of options exercised and restricted stock units vested	(41)	(60)
Provision (recovery) for doubtful accounts	(171)	17

Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(39,030)	(50,480)
Inventories	(22,043)	2,092
Trade accounts payable	6,203	4,651
Income taxes payable	8,187	9,363
Accrued profit sharing trust contributions	(2,102)	(2,211)
Accrued cash profit sharing and commissions	7,105	7,705
Other current assets	(849)	1,009
Accrued liabilities	(4,121)	(3,499)
Long-term liabilities	(3,423)	(269)
Accrued workers’ compensation	(439)	356
Other noncurrent assets	3,739	1,204
Net cash provided by operating activities	17,743	24,752
Cash flows from investing activities
Capital expenditures	(17,549)	(13,534)
Asset acquisitions, net of cash acquired	—	(779)
Proceeds from sale of property and equipment	1,198	113
Loan repayment by customer	—	243
Net cash used in investing activities	(16,351)	(13,957)
Cash flows from financing activities
Deferred and contingent consideration paid for asset acquisition	(27)	(1,177)
Repurchase of common stock	(3,502)	(8,464)
Repayment of debt and line of credit borrowings	—	(17)
Issuance of common stock	2,525	5,576
Excess tax benefit of options exercised and restricted stock units vested	41	60
Dividends paid	(15,442)	(13,768)
Net cash used in financing activities	(16,405)	(17,790)
Effect of exchange rate changes on cash and cash equivalents	2,525	(4,700)
Net decrease in cash and cash equivalents	(12,488)	(11,695)
Cash and cash equivalents at beginning of period	258,825	260,307
Cash and cash equivalents at end of period	$246,337	$248,612
Noncash activity during the period
Dividends declared but not paid	$8,712	$7,896
Issuance of Company’s common stock for compensation	315	552

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

 Principles of Consolidation

The condensed consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries (collectively, the “Company”). There were no investments in affiliates that would render such affiliates to be considered variable interest entities. All significant intercompany transactions have been eliminated.

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

The unaudited quarterly condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial information set forth therein, in accordance with GAAP. The year-end condensed consolidated balance sheet data provided herein were derived from audited financial statements, but do not include all disclosures required by GAAP. The Company’s quarterly results fluctuate. As a result, the Company believes the results of operations for this interim period presented are not indicative of the results to be expected for any future periods.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and incentives, whether actual or estimated, based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectability is reasonably assured and pricing is fixed or determinable. The Company’s general shipping terms are F.O.B. shipping point, and title is transferred and revenue is recognized when the products are shipped to customers. When the Company sells F.O.B. destination point, title is transferred and the Company recognizes revenue on delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and services, though significantly less than 1.0% net sales and not material to the condensed consolidated financial statements, are recognized as the services are completed or the software products and services are delivered. If actual costs of sales returns, incentives and discounts were to significantly exceed the recorded estimated allowance, the Company’s sales would be adversely affected.

Net Earnings Per Common Share

Basic earnings per common share are computed based on the weighted-average number of common shares outstanding. Potentially dilutive securities, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per common share to diluted earnings per share for the three months and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Net income available to common stockholders	$26,201	$21,509	$42,544	$31,560
Basic weighted-average shares outstanding	48,399	49,254	48,353	49,236
Dilutive effect of potential common stock equivalents — stock options and restricted stock units	206	219	180	209
Diluted weighted-average shares outstanding	48,605	49,473	48,533	49,445
Earnings per common share:
Basic	$0.54	$0.44	$0.88	$0.64
Diluted	$0.54	$0.43	$0.88	$0.64
Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	—	—	—	—

Accounting for Stock-Based Compensation

With the approval of the Company’s stockholders on April 26, 2011, the Company adopted the Simpson Manufacturing Co., Inc. 2011 Incentive Plan (the “Original 2011 Plan”). With the approval of the Company's stockholders on April 21, 2015, the Company adopted the amended and restated Simpson Manufacturing Co., Inc. 2011 Incentive Plan (the "2011 Plan"), which amended and restated in its entirety, and incorporated and superseded, the Original 2011 Plan. The Original 2011 Plan amended and restated in their entirety, and incorporated and superseded, the 1994 Stock Option Plan (the “1994 Plan”), which was principally for the Company’s employees, and 1995 Independent Director Stock Option Plan (the “1995 Plan”), which was for its independent directors. Awards previously granted under the 1994 Plan or the 1995 Plan were not affected by the adoption of the Original 2011 Plan or the 2011 Plan and will continue to be governed by the 1994 Plan or the 1995 Plan, respectively.

Under the 1994 Plan and 1995 Plan, the Company could grant incentive stock options and non-qualified stock options, although the Company only granted non-qualified stock options under both plans. As of June 30, 2016, there were no unvested stock options outstanding under the 1994 Plan and the 1995 Plan.

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

Shares of common stock to be issued pursuant to the 1994 Plan, the 1995 Plan and the 2011 Plan are registered under the Securities Act, as amended (the "Securities Act").

The following table represents the Company’s stock option and restricted stock unit activity for the three months and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Stock-based compensation expense recognized in operating expenses	$3,373	$2,991	$5,853	$6,075
Less: Tax benefit of stock-based compensation expense in provision for income taxes	1,204	1,082	2,122	2,139
Stock-based compensation expense, net of tax	$2,169	$1,909	$3,731	$3,936
Fair value of shares vested	$3,601	$3,211	$5,951	$5,995
Proceeds to the Company from the exercise of stock-based compensation	$1,512	$92	$2,525	$5,576
Tax effect from the exercise of stock-based compensation, including shortfall tax benefits	$5	$(2)	$19	$(186)

	At June 30,
(in thousands)	2016	2015
Stock-based compensation cost capitalized in inventory	$480	$500

The Company allocates stock-based compensation expenses among cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation awarded.

The assumptions used to calculate the fair value of stock-based compensation are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

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

The Company’s investments consisted of only United States Treasury securities and money market funds, which are the Company’s primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. The balances of the Company’s primary financial instruments at the dates indicated were as follows:

	At June 30,		At December 31,
(in thousands)	2016	2015	2015
United States Treasury securities and money market funds	$35,043	$92,875	$76,047

The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Income Taxes

The Company uses an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in each interim period. The effective tax rate was lower in the second quarter and first six months of 2016 than in the second quarter and first six months of 2015, primarily due to lower quarter-to-date and year-to-date operating losses, mostly occurring in the Asia/Pacific segment, for which no tax benefit was recorded. The following table presents the Company’s effective tax rates and income tax expense for the three months and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	2016	2015
Effective tax rate	35.8%	38.5%	36.7%	38.4%
Provision for income taxes	$14,640	$13,446	$24,703	$19,637

Acquisitions

Under the business combinations topic of the FASB ASC, the Company accounts for acquisitions as business combinations and ascribes acquisition-date fair values to the acquired assets and assumed liabilities. Provisional fair value measurements are made at the time of the acquisitions. Adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as information necessary to complete the analysis is obtained. Fair value of intangible assets are generally based on Level 3 inputs.

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

Additional compensation expenses of $0.2 million were incurred and paid during the second quarter of 2016. No other associated costs were incurred or paid in the second quarter of 2016. As of June 30, 2016, estimated employee severance obligations and other associated costs of $0.4 million had been accrued and not paid. Until the office closings are finalized, estimated additional compensation expense, retention bonuses and professional fees of $0.1 million will be recorded as commitment requirements are met or services are performed.

Additional operating lease obligation costs of $0.2 million were recorded and paid in the second quarter of 2016. The office locations that are being closed are leased, and have remaining future minimum lease obligations of $0.1 million that will be charged to expense prior to the cease-use date, which is expected to coincide with the end of the lease.

Recently Adopted Accounting Standards

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). The objective is to simplify the presentation of deferred income taxes; the amendments require that deferred tax assets and liabilities be classified as noncurrent in a classified consolidated balance sheets.  ASU 2015-17 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendment may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. During the first quarter of 2016, the Company elected to early-adopt ASU 2015-17 and applied the guidance prospectively with no change to prior period amounts disclosed in our consolidated balance sheets and related notes to the consolidated financial statements.

Prospective adoption of ASU 2015-17, in the first quarter of 2016, resulted in the Company offsetting all of its deferred income tax assets and liabilities, as of January 1, 2016, by taxing jurisdiction and classifying those balances as noncurrent. The result was a $4.1 million increase in "Other noncurrent assets," from $6.7 million to $10.8 million, and a $12.1 million decrease in "Deferred income tax and other long-term liabilities," from $16.5 million to $4.4 million.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, (Topic 330), Simplifying the Measurement of Inventory (“ASU 2015-11”). The objective is to reduce the complexity related to inventory subsequent measurement and disclosure requirements. ASU 2015-11 amendments do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments more closely align with the measurement of inventory in International Financial Reporting Standards. ASU 2015-11 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. During the first quarter of 2016, the Company elected to early-adopt ASU 2015-11 and applied the guidance prospectively. As of June 30, 2016, adoption of ASU 2015-11 has had no material effect on the Company's consolidated financial statements and footnote disclosures.

Recently Issued Accounting Standards Not Yet Adopted

Other than the following, there have been no new developments to those recently issued accounting standards disclosed in the Company’s 2015 Annual Report on Form 10-K.

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

The Company is currently evaluating the effects of these new accounting standards described above on its consolidated financial statements and footnote disclosures, and have not yet selected a transition approach.

2.    Trade Accounts Receivable, Net

Trade accounts receivable at the dates indicated consisted of the following:

	At June 30,		At December 31,
(in thousands)	2016	2015	2015
Trade accounts receivable	$149,400	$144,935	$109,859
Allowance for doubtful accounts	(972)	(829)	(1,142)
Allowance for sales discounts and returns	(3,512)	(3,161)	(2,706)
	$144,916	$140,945	$106,011

3.    Inventories

Inventories at the dates indicated consisted of the following:

	At June 30,		At December 31,
(in thousands)	2016	2015	2015
Raw materials	$86,886	$92,101	$75,950
In-process products	24,406	20,606	18,828
Finished products	106,872	99,586	100,979
	$218,164	$212,293	$195,757

4.    Property, Plant and Equipment, Net

Property, plant and equipment, net, at the dates indicated consisted of the following:

	At June 30,		At December 31,
(in thousands)	2016	2015	2015
Land	$30,165	$29,097	$28,698
Buildings and site improvements	172,279	173,070	171,890
Leasehold improvements	5,667	5,616	5,560
Machinery, equipment, and software	240,564	228,813	232,560
	448,675	436,596	438,708
Less accumulated depreciation and amortization	(268,096)	(252,479)	(257,115)
	180,579	184,117	181,593
Capital projects in progress	38,812	22,720	32,123
	$219,391	$206,837	$213,716

5.    Goodwill and Intangible Assets, Net

Goodwill at the dates indicated was as follows:

	At June 30,		At December 31,
(in thousands)	2016	2015	2015
North America	$86,035	$84,311	$85,834
Europe	37,537	39,049	36,720
Asia/Pacific	1,421	1,467	1,396
Total	$124,993	$124,827	$123,950

Amortizable and indefinite-lived intangible assets, net, at the dates indicated were as follows:

	At June 30, 2016
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$27,490	$(16,546)	$10,944
Europe	29,827	(15,859)	13,968
Total	$57,317	$(32,405)	$24,912

	At June 30, 2015
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$29,426	$(16,351)	$13,075
Europe	30,701	(13,033)	17,668
Total	$60,127	$(29,384)	$30,743

	At December 31, 2015
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$27,475	$(14,941)	$12,534
Europe	29,590	(14,449)	15,141
Total	$57,065	$(29,390)	$27,675

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense for definite-lived intangible assets during the three months ended June 30, 2016 and 2015, totaled $1.5 million and $1.5 million, respectively, and during the six months ended June 30, 2016 and 2015, totaled $3.0 million and $3.1 million, respectively. During the second quarter of 2016, an approximately $1.5 million in-process research and development asset was transferred to definite-lived intangible assets from indefinite-lived intangible assets and will be amortized on a straight-line basis over the asset's useful life.

Indefinite-lived intangible asset, consisting of a trade name, totaled $0.6 million at June 30, 2016, and indefinite-lived assets, consisting of an in-process research and development asset and a trade name, totaled $2.2 million at June 30, 2015, and $2.1 million at December 31, 2015.

At June 30, 2016, estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)

Remaining six months of 2016	$3,146
2017	4,609
2018	3,420
2019	3,390
2020	3,360
2021	2,883
Thereafter	3,488
$24,296

The changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2016, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2015	$123,950	$27,675
Amortization	—	(3,013)
Foreign exchange	1,043	250
Balance at June 30, 2016	$124,993	$24,912

6.    Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at June 30, 2016, was $303.9 million including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300 million in available credit. This credit facility expires in July 2017. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR1screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at June 30, 2016, the LIBOR Rate was 0.45%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit facility, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. See Note 10 "Subsequent Events" for information regarding revisions made to the credit facility after June 30, 2016.

The Company’s unused borrowing capacity under other revolving credit lines and a term note totaled $3.9 million at June 30, 2016. The other revolving credit lines and term note charge interest ranging from 0.51% to 7.50% have maturity dates from December 2016 to July 2017, and had no outstanding balances at June 30, 2016 and 2015 or December 31, 2015. The Company was in compliance with its financial covenants at June 30, 2016.

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

The following table summarizes the Company’s unvested restricted stock unit activity for the six months ended June 30, 2016:

	Shares	Weighted- Average Price	Aggregate Intrinsic Value *
Unvested Restricted Stock Units (RSUs)	(in thousands)		(in thousands)
Outstanding at January 1, 2016	527	$31.56
Awarded	442
Vested	(340)
Forfeited	(11)
Outstanding at June 30,2016	618	$31.81	$24,745
Outstanding and expected to vest at June 30, 2016	605	$31.81	$24,163

*	The intrinsic value is calculated using the closing price per share of $39.97 as reported by the New York Stock Exchange on June 30, 2016.

Based on the market value on the award date, the total intrinsic value of restricted stock units vested during the six-month periods ended June 30, 2016 and 2015, was $10.7 million and $10.1 million, respectively.

No stock options were granted in 2015 or in the first six months of 2016. As of June 30, 2016, there were no unvested options outstanding. The following table summarizes the Company’s stock option activity for the six months ended June 30, 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value *
Non-Qualified Stock Options	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2016	523	$29.55
Exercised	(86)
Forfeited	(1)
Outstanding and exercisable at June 30, 2016	436	$29.61	1.6	$4,511

*
The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the stock option, using the closing price per share of $39.97 as reported by the New York Stock Exchange on June 30, 2016.

The total intrinsic value of stock options exercised during the six-month periods ended June 30, 2016 and 2015, was $0.7 million and $1.2 million, respectively.

As of June 30, 2016, $27.1 million of total unrecognized compensation cost was related to unvested stock-based compensation arrangements under the 2011 Plan for awards made through February 2016 and those expected to be made through January 2017. The portion of this cost related to restricted stock units awarded through February 2016 is expected to be recognized over a weighted-average period of 2.1 years.

9.    Segment Information

The Company is organized into three reportable segments. The segments are defined by the regions where the Company’s products are manufactured, marketed and distributed to the Company’s customers. The three regional segments are the North America segment, comprising primarily the United States and Canada, the Europe segment, comprising continental Europe and the United Kingdom, and the Asia/Pacific segment, comprising the Company’s operations in China, Hong Kong, the South Pacific and the Middle East. China and Hong Kong operations are manufacturing and administrative support locations, respectively. These segments are similar in several ways, including the types of materials, the production processes, the distribution channels and the product applications.

The Company’s measure of profit or loss for its reportable segments is income (loss) from operations. The reconciling amount between consolidated income before tax and consolidated income from operations is interest expense, which is primarily attributed to Administrative and All Other.

The following tables illustrate certain measurements used by management to assess the performance as of or for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net Sales
North America	$197,284	$183,381	$371,738	$333,705
Europe	30,820	30,627	54,518	53,414
Asia/Pacific	1,869	2,657	3,240	6,037
Total	$229,973	$216,665	$429,496	$393,156
Sales to Other Segments*
North America	$761	$720	$1,262	$1,604
Europe	89	92	181	391
Asia/Pacific	6,548	5,820	11,729	10,664
Total	$7,398	$6,632	$13,172	$12,659
Income (Loss) from Operations
North America	$40,116	$35,249	$70,568	$55,715
Europe	1,899	3,328	281	1,696
Asia/Pacific	852	(1,371)	1,007	(2,174)
Administrative and all other	(1,943)	(2,197)	(4,291)	(3,951)
Total	$40,924	$35,009	$67,565	$51,286

* The sales to other segments are eliminated in consolidation.

			At
	At June 30,		December 31,
(in thousands)	2016	2015	2015
Total Assets
North America	$799,429	$716,222	$748,241
Europe	173,273	177,227	168,305
Asia/Pacific	26,797	27,517	24,366
Administrative and all other	40	74,891	20,397
Total	$999,539	$995,857	$961,309

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $164.7 million, $165.0 million, and $164.1 million, as of June 30, 2016 and 2015, and December 31, 2015, respectively. Total "Administrative and all other" assets are net of inter-segment due to and from accounts which eliminate in consolidation.

The following table illustrates the distribution of the Company’s net sales by product group for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Wood Construction Products	$196,734	$184,133	$368,512	$335,512
Concrete Construction Products	33,239	32,375	60,983	57,385
Other	—	157	1	259
Total	$229,973	$216,665	$429,496	$393,156

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

10.    Subsequent Events

In July 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share, estimated to be $8.7 million in total, to be paid on October 27, 2016, to stockholders of record on October 6, 2016.

On July 25, 2016, the Company entered into a second amendment (the “Amendment”) to its $300 million credit facility. Among other things, the Amendment extends the term of the credit facility from July 27, 2017, to July 23, 2021. For additional information about the Amendment, see our Current Report on Form 8-K dated July 28, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months and six months ended June 30, 2016. The following discussion and analysis should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes included in Part I, Item 1, "”Financial Statements” of this Quarterly Report on Form 10-Q. The following discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs as discussed in the “Note About Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those plans, estimates, and beliefs. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q as well as the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company benefited from above average sales growth in the fourth quarter of 2015 and first quarter of 2016, primarily due to a mild winter, while sales growth moderated in the second quarter of 2016. Based on current information, the Company is uncertain as to whether the sales growth moderation is a new trend and will continue for the rest of 2016. Income from operations, as a percentage of net sales, has increased in both the three months and six months ended June 30, 2016, compared to the three months and six months ended June 30, 2015, respectively, due to increased gross profit margins as a percentage of net sales, while year to date operating expenses for 2016 and 2015 were nearly flat, as a percentage of net sales.

In July 2016, the Company's Board of Directors approved a plan to replace the Company's current in-house enterprise resource planning ("ERP") and accounting platforms with a fully integrated ERP platform from SAP America, Inc. ("SAP"). Management anticipates the new platform to take three to four years to implement at a total cost of approximately $30 million, including capital expenditures, which will primarily increase 2017, 2018 and 2019 annual operating expenses during the implementation phase. When fully implemented, however, the Company anticipates annual savings approximately equal to 1% of net sales from improved production scheduling and inventory management as well as lower labor, administrative and compliance costs.

The North America segment generates more revenues from wood construction products than concrete construction products. Due to improved economic conditions, including an increase in housing starts, net sales in most regions of the segment have trended up, primarily due to increases in unit sales volumes. Second quarter net sales increased moderately compared to quarterly net sales increases in the fourth quarter of 2015 and first quarter of 2016. Based on current information and subject to future events and circumstances, the Company currently does not know if this sales trend will continue in the third quarter of 2016. During the second quarter of 2016, the Company initiated a multi-year plan to increase its North America factory production efficiency, aiming to achieve a 75% factory utilization rate on two full shifts by moving high-volume connector production from its Riverside facility to its other major manufacturing locations in North America. Once the transition is completed, based on current information and subject to future events and circumstances, the Company estimates this will save approximately $3.0 million per year, mostly in production costs. Riverside will remain one of the Company's major sales and distribution locations, with shear wall and special order manufacturing, to continue to meet its service and product availability commitments to customers in the Southwestern region of the United States.

The Europe segment also generates more revenues from wood construction products than concrete construction products. Net sales reported in both the United States dollar and in local currencies increased in the first half of 2016 compared to the first half of 2015. Given the number of factors influencing the Europe segment, including the United Kingdom voting to exit the European Union, the Company cannot reasonably predict whether this is a trend that will continue in the second half of 2016. Based on current information and subject to future events and circumstances, the Company estimates that the Europe segment will report an operating profit in 2016.

Due to the closure of the Asia sales offices in 2015, consolidated net sales in the Asia/Pacific segment decreased approximately $3.6 million in the first half of 2016 compared to the first half of 2015 and overhead expenses also decreased approximately $2.3 million mostly related to decreased personnel costs from staff reductions and additional closure expenses that occurred in the first half of 2015 but not in the first half of 2016. See Note 1 "Basis of Presentation - Sales Office Closing" to the accompanying unaudited interim condensed consolidated financial statements. Based on current information and subject to future events and circumstances, the Company expects the Asia/Pacific segment to break-even or report a smaller operating loss in 2016 compared to 2015.

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

Unlike lumber or other products that have a more direct correlation to housing starts, the Company’s products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. The Company’s products are used in a sequential process that follows the construction process. Residential and commercial construction begins with the foundation, followed by the wall and the roof systems, and the installation of the Company’s products flow into a project or a house according to these schedules. Foundation product sales could be considered a leading indicator for the Company. Sales of these products in the second quarter of 2016 decreased compared to the same period in 2015.

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

Results of Operations for the Three Months Ended June 30, 2016, Compared with the Three Months Ended June 30, 2015

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” "remained" or “compared to”), compare the results of operations for the three months ended June 30, 2016, against the results of operations for the three months ended June 30, 2015.

To avoid fractional percentages, all percentages presented below were rounded to the nearest whole number except for the estimate of full-year 2016 gross profit margin below.

Net sales increased 6% to $230.0 million from $216.7 million. The Company had net income of $26.2 million compared to $21.5 million. Diluted net income per common share was $0.54 compared to $0.43.

The following table illustrates the differences in the Company’s operating results for the three months ended June 30, 2016, from the three months ended June 30, 2015, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2015	America	Europe	Pacific	All Other	2016
Net sales	$216,665	$13,903	$193	$(788)	$—	$229,973
Cost of sales	118,347	2,944	(507)	(2,144)	(154)	118,486
Gross profit	98,318	10,959	700	1,356	154	111,487
Research and development and other engineering expense	10,517	881	54	—	—	11,452
Selling expense	23,013	1,352	449	9	(1)	24,822
General and administrative expense	29,794	4,542	1,622	(914)	(99)	34,945
Impairment of goodwill	—	—	—	—	—	—
Gain on sale of assets	(15)	(683)	4	38	—	(656)
Income from operations	35,009	4,867	(1,429)	2,223	254	40,924
Interest expense, net	(54)	(49)	5	(3)	18	(83)
Income before income taxes	34,955	4,818	(1,424)	2,220	272	40,841
Provision for income taxes	13,446	1,064	(163)	136	157	14,640
Net income	$21,509	$3,754	$(1,261)	$2,084	$115	$26,201

Net sales

The following table represents net sales by segment for the three-month periods ended June 30, 2015 and 2016, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
June 30, 2015	$183,381	$30,627	$2,657	$216,665
June 30, 2016	197,284	30,820	1,869	229,973
Increase (decrease)	$13,903	$193	$(788)	$13,308
Percentage increase (decrease)	8%	1%	(30)%	6%

The following table represents segment net sales as percentages of total net sales for the three-month periods ended June 30, 2015 and 2016, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2015 net sales	85%	14%	1%	100%
Percentage of total 2016 net sales	86%	13%	1%	100%

The Company's net sales increased in both the North America and Europe segments.

•	Segment net sales:

•
North America - Net sales increased 8% due to increased unit sales volumes in the United States on improved economic activity, partly offset by a slight decrease in average sales prices. Canada's net sales increased 6%, despite being negatively affected by the Canadian dollar weakening against the United States dollar.

•	Europe - Net sales increased 1%, mostly due to increased unit sales volumes, partly offset by a decrease in average sales prices. Effects of foreign currency translation were not significant.

•
Asia/Pacific -Net sales decreased 30%, primarily due to the continuing effects of closing of sales offices in China, Thailand and Dubai late in the first quarter of 2015, which accounted for approximately a $1.5 million decrease in consolidated net sales, partly offset by increased net sales in other countries in the segment.

•	Consolidated net sales channels and product groups:

•	Net sales to dealer distributors, lumber dealers and contractor distributors increased, primarily due to increased home construction activity, while net sales to home centers decreased.

•
Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 86% and 85% of total Company net sales in the second quarters of 2016 and 2015, respectively.

•
Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14% and 15% of total Company net sales in the second quarters of 2016 and 2015, respectively.

Gross profit

The following table represents gross profit by segment for the three-month periods ended June 30, 2015 and 2016, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
June 30, 2015	$86,744	$11,984	$(306)	$(104)	$98,318
June 30, 2016	97,703	12,684	1,050	50	111,487
Increase	$10,959	$700	$1,356	$154	$13,169
Percentage increase	13%	6%	*	*	13%

* The statistic is not meaningful or not material.

The following table represents gross profit as a percentage of sales by segment for the three months ended June 30, 2015 and 2016, respectively:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2015 gross profit percentage	47%	39%	(12)%	*	45%
2016 gross profit percentage	50%	41%	56%	*	48%

* The statistic is not meaningful or not material.

 Gross profit increased to $111.5 million from $98.3 million. Gross profit as a percentage of net sales increased to 48% from 45%.

•	North America - Gross profit margin increased to 50% from 47%, primarily as a result of decreases in material and labor costs, both as a percentage of net sales.

•	Europe - Gross profit margin increased to 41% from 39%, as a result of a decrease in material costs, partly offset by an increase in shipping costs, both as a percentage of net sales.

•	Product mix - The gross profit margin differential between wood construction products and concrete construction products, with the latter having lower gross profit margins, decreased to 13% from 15%.

•
Steel prices - The market prices for steel increased significantly during the second quarter of 2016. The Company currently anticipates that, subject to changing economic conditions, it is possible that steel prices will continue to rise during the third quarter of 2016.

Based on current information and subject to future events and circumstances, the Company estimates that its full-year 2016 gross profit margin will be between approximately 46% and 47.5%.

Research and development and engineering expense

Research and development and engineering expense increased 9% to $11.5 million from $10.5 million, primarily due to increases of $0.5 million in cash profit sharing expense on increased profits and $0.2 million in personnel costs, all of which occurred in the North America segment.

Selling expense

Selling expense increased 8% to $24.8 million from $23.0 million, primarily due to increases of $1.2 million in personnel costs and $0.3 million in cash profit sharing and sales commission expenses.

•
North America - Selling expense increased $1.4 million, primarily due to increases of $0.8 million in personnel costs, mostly related to the addition of staff and pay rate increases instituted on January 1, 2016, and $0.3 million in cash profit sharing and sales commission expenses.

•	Europe - Selling expense increased $0.4 million, primarily due to increases of $0.4 million in personnel costs mostly related to the addition of staff.

General and administrative expense

General and administrative expense increased 17% to $34.9 million from $29.8 million, primarily due to increases of $2.3 million in professional and legal fees primarily related to strategic initiatives, acquisition opportunities and shareholder engagement activities, $1.0 million in cash profit sharing expense, $0.4 million in personnel costs, mostly related to the addition of staff and pay rate increases instituted on January 1, 2016, and $0.3 million in share-based compensation as well as a net increase of $1.1 million in unrealized foreign currency losses, partly offset by a decrease of $0.4 million in rent and facility maintenance expense.

•
North America - General and administrative expense increased $4.5 million, primarily due to increases of $1.5 million in professional and legal fees, $1.0 million in cash profit sharing expense, $0.5 million in personnel costs and $0.2 million in share-based compensation, partly offset by a $0.2 million decrease in facility maintenance expense.

•
Europe - General and administrative expense increased by $1.6 million, primarily due to an increase of $0.6 million in professional fees as well as a net increase of $1.1 million in unrealized foreign currency losses, primarily due to the British pound weakening against all currencies at the end of the second quarter.

•
Asia/Pacific - General and administrative expense decreased by $0.9 million, primarily due to decreases of $0.4 million in personnel costs and $0.2 million in rent expense due to the sales office closures in 2015.

Income taxes

The Company's effective income tax rate decreased to 36% from 38% primarily due to reduced operating losses in the Asia/Pacific segment. Based on current information and subject to future events and circumstances, the Company estimates that its full-year 2016 effective tax rate will be between 37% and 38%.

Results of Operations for the Six Months Ended June 30, 2016, Compared with the Six Months Ended June 30, 2015

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” "remained" or “compared to”), compare the results of operations for the six months ended June 30, 2016, against the results of operations for the six months ended June 30, 2015.

To avoid fractional percentages, all percentages presented below were rounded to the nearest whole number.

Net sales increased 9% to $429.5 million from $393.2 million. The Company had net income of $42.5 million compared to $31.6 million. Diluted net income per common share was $0.88 compared to $0.64.

The following table illustrates the differences in the Company’s operating results in the six months ended June 30, 2016, from the six months ended June 30, 2015 and the increases or decreases for each category by segment:

	Six Months Ended					Six Months Ended
		Increase (Decrease) in Operating Segment
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2015	America	Europe	Pacific	All Other	2016
Net sales	393,156	$38,033	$1,104	$(2,797)	$—	$429,496
Cost of sales	217,340	12,069	539	(3,950)	(512)	225,486
Gross profit	175,816	25,964	565	1,153	512	204,010
Research and development and other engineering expense	20,713	2,292	13	(143)	—	22,875
Selling expense	45,620	3,897	1,338	(846)	—	50,009
General and administrative expense	58,227	5,604	625	(1,066)	853	64,243
Gain on sale of assets	(30)	(682)	3	27	—	(682)
Income from operations	51,286	14,853	(1,414)	3,181	(341)	67,565
Interest income (expense), net	(89)	(68)	(267)	(5)	111	(318)
Income before income taxes	51,197	14,785	(1,681)	3,176	(230)	67,247
Provision for income taxes	19,637	4,886	(103)	170	113	24,703
Net income	$31,560	$9,899	$(1,578)	$3,006	$(343)	$42,544

Net sales

The following table represents net sales by segment for the six-month periods ended June 30, 2015 and 2016, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Six Months Ended
June 30, 2015	$333,705	$53,414	$6,037	$393,156
June 30, 2016	371,738	54,518	3,240	429,496
Increase (decrease)	$38,033	$1,104	$(2,797)	$36,340
Percentage increase (decrease)	11%	2%	(46)%	9%

The following table represents segment net sales as percentages of total net sales for the six-month periods ended June 30, 2015 and 2016, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2015 net sales	85%	14%	1%	100%
Percentage of total 2016 net sales	87%	13%	—%	100%

The Company's net sales increased in the North America segment and decreased in the Europe and Asia/Pacific segments in the first half of 2016 compared to the first half of 2015.

•	Segment net sales:

•
North America - Net sales increased 11% due to increased unit sales volumes in the United States on improved economic activity, partly offset by a decrease in average sales prices. Canada's net sales were negatively affected by the Canadian dollar weakening against the United States dollar. In local currency, Canada's net sales increased.

•
Europe - Net sales increased 2%, mostly due to increased unit sales volumes, partly offset by a decrease in average sales prices. Europe's net sales were negatively affected by the European currencies weakening against the United States dollar.

•
Asia/Pacific - Net sales decreased 46%, primarily due to the continued effects of the closing of sales offices in China, Thailand and Dubai late in the first quarter of 2015, which accounted for approximately a $3.6 million decrease in consolidated net sales.

•	Consolidated net sales channels and product groups:

•	Net sales to lumber dealers, dealer distributors, home centers and contractor distributors increased, primarily due to increased home construction activity.

•
Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 86% and 85% of total Company net sales in the first half of 2016 and 2015, respectively.

•
Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14% and 15% of total Company net sales in the first half of 2016 and 2015, respectively.

Gross profit

The following table represents gross profit by segment for the six-month periods ended June 30, 2015 and 2016, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Six Months Ended
June 30, 2015	$155,452	$20,681	$203	$(520)	$175,816
June 30, 2016	181,416	21,246	1,356	(8)	204,010
Increase	$25,964	$565	$1,153	$512	$28,194
Percentage increase	16.7%	2.7%	*	*	16.0%

* The statistic is not meaningful or not material.

The following table represents gross profit as a percentage of sales by segment for the six-month periods ended June 30, 2015 and 2016, respectively:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2015 gross profit percentage	47%	39%	3%	*	45%
2016 gross profit percentage	49%	39%	42%	*	47%

* The statistic is not meaningful or not material.

Gross profit increased to $204.0 million from $175.8 million. Gross profit as a percentage of net sales increased to 47% from 45%.

•
North America - Gross profit margin increased to 49% from 47% , primarily as a result of a decrease in material costs and factory overhead (on increased production volumes), both as a percentage of net sales.

•	Europe - Gross profit margin remained 39%. Decreased material costs were offset by increased shipping, factory overhead (on increased production costs) and labor costs, each as a percentage of sales.

•	Product mix - The gross profit margin differential between wood construction products and concrete construction products, with the latter having lower gross profit margins, decreased to 14% from 16%.

Research and development and engineering expense

Research and development and engineering expense increased 10% to $22.9 million from $20.7 million, primarily due to increases of $1.1 million in cash profit sharing expense on increased profits, $0.4 million in personnel costs and $0.3 million in computer costs, all of which occurred in the North America segment.

Selling expense

Selling expense increased 10% to $50.0 million from $45.6 million, primarily due to increases of $2.9 million in personnel costs, $1.5 million in cash profit sharing and sales commission expenses and $0.2 million in professional fees, partly offset by a decrease of $0.2 million in promotional expenses.

•
North America - Selling expense increased $3.9 million, primarily due to increases of $2.8 million in personnel costs, mostly related to the addition of staff and pay rate increases instituted on January 1, 2016, and $1.5 million in cash profit sharing and sales commission expense, partly offset by a decrease of $0.3 million in promotional expenses.

•
Europe - Selling expense increased $1.3 million, primarily due to increases of $0.8 million in personnel costs mostly related to the addition of staff, $0.2 million in professional fees and $0.1 million increase in promotional expenses.

•	Asia/Pacific - Selling expense decreased $0.8 million, primarily due to a decrease of $0.8 million in personnel costs, related to closing three sales offices and downsizing one sales office in 2015.

General and administrative expense

General and administrative expense increased 10% to $64.2 million from $58.2 million, primarily due to increases of $2.8 million in cash profit sharing expense, $1.9 million in legal and professional fees, $0.3 million in computer and information technology expense, $0.3 million in share-based compensation and $0.3 million in personnel costs as well as a net $0.5 million increase in unrealized foreign currency losses, partly offset by a decrease of $0.6 million in facility rent and maintenance expenses.

•
North America - General and administrative expense increased $5.6 million, primarily due to increases of $2.5 million in cash profit sharing expense, $1.4 million in professional and legal fees, $1.1 million in personnel costs, $0.4 million in computer and information technology expense and $0.2 million in share-based compensation, partly offset by a decrease of $0.3 million in facility maintenance expense.

•
Europe - General and administrative expense increased by $0.6 million, primarily due to increases of $0.5 million in professional and legal fees and $0.3 million in personnel costs, partly offset by a decrease of $0.2 million in share-based compensation.

•
Asia/Pacific - General and administrative expense decreased by $1.1 million primarily due to decreases of $1.0 million in personnel costs and $0.3 million in facility rent expense due to the sales office closures.

•
Administrative and All Other - General and administrative expense increased by $0.8 million, primarily due to increases of $0.5 million in cash profit sharing expense and $0.4 million in share-based compensation, as well as a net increase in foreign currency losses of $0.3 million.

Income taxes

The Company's effective income tax rate decreased to 37% from 38% primarily due to reduced operating losses in the Asia/Pacific segment.

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

The Company's principal uses of liquidity are paying the costs and expenses associated with the Company's operations, continuing its capital allocation strategy, which includes growing its business by internal improvements or acquisitions, repurchasing the Company’s common stock, paying cash dividends, and meeting other liquidity requirements for the next twelve months. Depending, however, on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing, which may not be available on reasonable terms, or at all.

On July 25, 2016, the Company entered into a second amendment (the “Amendment”) to its $300.0 million credit facility. Among other things, the Amendment extends the term of the credit facility from July 27, 2017, to July 23, 2021. For additional information about the Amendment, see our Current Report on Form 8-K dated July 28, 2016.

Cash and cash equivalents of $79.6 million are held by the Company in the local currencies of its foreign operations and could be subject to additional taxation if it were repatriated to the United States. The Company has no current plans to repatriate cash and cash equivalents held outside the United States, as it is expected to be used to fund future international growth and acquisitions.

The Company believes that the effect of inflation has not been material in recent years, as general inflation rates have remained relatively low. The Company’s main raw material is steel; increases in steel prices may adversely affect the Company’s gross profit margin if it cannot recover the higher costs through price increases.

The following table presents selected financial information as of June 30, 2016 and 2015, and December 31, 2015, respectively:

	At June 30,	At December 31,	At June 30,
(in thousands)	2016	2015	2015

Cash and cash equivalents	$246,337	$258,825	$248,612
Property, plant and equipment, net	219,391	213,716	206,837
Goodwill and intangible assets	149,905	151,625	155,570
Working capital *	508,556	494,308	521,294

*
Due to the adoption of ASU 2015-17, $16.2 million of current deferred income taxes included in current assets and working capital, as of January 1, 2016, were reclassified to non-current assets and long-term liabilities, resulting in decreases in current assets from $589.3 million to $573.1 million and in working capital from $494.3 million to $478.1 million.

The following table provides cash flow indicators for the six-month periods ended June 30, 2016 and 2015, respectively:

	Six Months Ended June 30,
(in thousands)	2016	2015
Net cash used in:
Operating activities	$17,743	$24,752
Investing activities	(16,351)	(13,957)
Financing activities	(16,405)	(17,790)

Cash flows from operating activities result primarily from the Company earnings or losses, and are also affected by changes in operating assets and liabilities which consist primarily of working capital balances. As a building materials manufacturer, the Company's operating cash flows are subject to the seasonality and are cyclically associated with the volume and timing of construction project starts. For example, trade accounts receivable, net, is generally at its lowest at the end of the fourth quarter and increases during the first, second and third quarters.

During the six months ended June 30, 2016, operating activities provided $17.7 million in cash and cash equivalents, as a result of $42.5 million from net income and $22.7 million from non-cash adjustments to net income which includes depreciation and amortization expenses, stock-based compensation expenses and changes in deferred income taxes, partly offset by a decrease of $46.8 million in the net change in operating assets and liabilities, including net change decreases of $39.0 million in trade accounts receivable, net, and $22.0 million in inventory. Cash used in investing activities of $16.4 million during the six months ended June 30, 2016, consisted primarily of $17.5 million for property, plant and equipment expenditures, related to real estate improvements, machinery and equipment purchases and software in development, partly offset by $1.2 million in proceeds from sale of property, plant and equipment. Cash used in financing activities of $16.4 million during the six months ended June 30, 2016, consisted primarily of $15.4 million used to pay cash dividends and $3.5 million for the repurchase of the Company's common stock, partly offset by $2.5 million from the issuance of common stock on the exercise of stock options.

During the six months ended June 30, 2015, operating activities provided $24.8 million in cash and cash equivalents, as a result of $31.6 million from net income and $23.3 million from non-cash adjustments to net income which includes depreciation and amortization expenses, stock-based compensation expenses and changes in deferred income taxes, partly offset by a decrease of $30.1 million in the net change in operating assets and liabilities, including a net change decrease of $50.5 million in trade accounts receivable, net, and net change increases of $9.3 million in income taxes payable and $7.7 million in cash profit sharing. Cash used in investing activities of $14.0 million during the six months ended June 30, 2015, consisted primarily of $13.5 million for property, plant and equipment expenditures, primarily to increase manufacturing capacity in North America and to improve information technology support systems. Cash used in financing activities of $17.8 million during the six months ended June 30, 2015, consisted primarily of $13.8 million used to pay cash dividends, $8.5 million for the repurchase of the Company's common stock and $1.2 million in contingent consideration mostly related to asset acquisitions, partly offset by $5.6 million from the issuance of common stock on the exercise of stock options.

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

In December 2015, the Company acquired the assets of Blue Heron Enterprises, LLC, and Fox Chase Enterprises, LLC (collectively, "EBTY") for $3.4 million in cash. The Company believes EBTY's patented design for hidden deck clips and products and systems complements the Company's line of hidden clips and fastener systems. The Company's provisional measurement of EBTY assets acquired included goodwill and intangible assets of $3.1 million. See Note 1 "Basis of Presentation - Acquisitions" to the accompanying unaudited interim condensed consolidated financial statements.

Based on current information and subject to future events and circumstances, the Company estimates that its full-year 2016 capital spending will be approximately $50 million to $55 million, which includes expenditures for the build-out of our West Chicago chemical facility for the relocation of our two existing chemical facilities anticipated in late 2016 and the expansion of our facility in Texas to increase warehouse, office and training center capacity, as well as for the purchase of manufacturing equipment and development and licensing of software including software licenses in relation to the SAP ERP platform. Capital spending in 2015 was $34.2 million and was primarily for the purchase of the chemical facility and manufacturing equipment and development of software.

Based on current information and subject to future events and circumstances, the Company estimates that its full-year 2016 depreciation expense will be approximately $23 million to $25 million and its full-year amortization expense will be approximately $6 million.

The following table presents the Company’s dividends paid and share repurchases for the six-month period ended June 30, 2016 and the twelve-month period ended December 31, 2015, respectively, in aggregated amounts:

(in thousands)	Dividends Paid	Open Market Share Repurchases	Accelerated Share Repurchases	Total
January 1 - June 30, 2016	$15,442	$3,502	$—	$18,944
January 1 - December 31, 2015	29,352	22,144	25,000	76,496
Total	$44,794	$25,646	$25,000	$95,440

On April 20, 2016, the Company’s Board of Directors raised the quarterly cash dividend 12.5% to $0.18 per share. In July 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share, estimated to be $8.7 million in total, to be paid in dividends on October 27, 2016, to stockholders of record on October 6, 2016.

In February, the Board also authorized the Company to repurchase up to $50.0 million of the Company’s common stock in 2016. As of June 30, 2016, $46.5 million remained available.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2016.

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

Foreign currency translation adjustment on the Company's underlying assets and liabilities resulted in accumulated other comprehensive loss of $4.5 million for the three months ended June 30, 2016, primarily due to the effect of the strengthening of the United States dollar in relation to most other currencies, partly offset by the weakening of the United States dollar in relation to the New Zealand dollar. Foreign currency translation adjustments resulted in a $5.0 million other comprehensive income for the six months ended June 30, 2016, primarily due to the effect of the weakening of the Unites States dollar in relation to most other currencies, partly offset by the strengthening of the United States dollar in relation to the British pound, Polish zloty and Chinese yuan.

Interest Rate Risk

The Company has no variable interest-rate debt outstanding. The Company estimates that a hypothetical 100 basis point change in U.S. interest rates would not be material to the Company’s operations taken as a whole.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2016, the Company made no changes to its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 6. Exhibits.

The following exhibits are either incorporated by reference into this report or filed or furnished with this report, as indicated below.

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

31.1	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certifications is filed herewith.

31.2	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certifications is filed herewith.

32	Section 1350 Certifications are furnished herewith.

99.1
Simpson Manufacturing Co., Inc. 1994 Employee Stock Bonus Plan, as amended through December 7, 2015, is incorporated by reference to Exhibit A of Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 10, 2016.

101
Financial statements from the quarterly report on Form 10-Q of Simpson Manufacturing Co., Inc. for the quarter ended June 30, 2016, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 5, 2016	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)