Form 10-Q
period 2016-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2016-11-08
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2016

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of September 30, 2016:   47,546,822

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, based on numerous assumptions and subject to risks and uncertainties (some of which are beyond our control), such as statements below regarding future plans, sales, sales trends, product price changes, revenues, profits, costs, expenses, cost savings, factory utilization rates, results of operations, tax liabilities, losses, capital spending, prices or inflation (including raw material (such as steel) prices), profit margins, effective tax rates, depreciation or amortization expenses, amortization periods, stock repurchases, dividends or awards of stock-based compensation, record dates, values of stock repurchases, dividends or stock-based compensation, unrecognized costs with respect to unvested stock-based compensation, repatriation of funds, effects of changes in accounting standards, effects of acquisitions, and effects of changes in foreign exchange rates or interest rates. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “project,” “will be,” “will continue,” “will likely result,” "could potentially," and similar expressions. Forward-looking statements are necessarily speculative in nature, and it can be expected that some or all of the assumptions of the forward-looking statements we furnish will not materialize or will vary significantly from actual results. Although we believe that the forward-looking statements are reasonable, we do not and cannot give any assurance that our beliefs and expectations will prove to be correct, and our actual results might differ materially from results suggested by any forward-looking statement in this document. Many factors could significantly affect our operations and cause our actual results to differ substantially from those reflected in the forward-looking statements. Those factors include, but are not limited to: (i) general business cycles and construction business conditions; (ii) customer acceptance of the Company's products; (iii) product liability claims, contractual liability, engineering and design liability and similar liabilities or claims, (iv) relationships with key customers; (v) materials and manufacturing costs; (vi) the financial condition of customers, competitors and suppliers; (vii) technological developments including software development; (viii) increased competition; (ix) changes in industry practices or regulations; (x) litigation risks, (xi) changes in capital and credit market conditions; (xii) governmental and business conditions in countries where the Company's products are manufactured and sold; (xiii) changes in trade regulations; (xiv) the effect of acquisition activity; (xv) changes in the Company's plans, strategies, objectives, expectations or intentions; and (xvi) other risks and uncertainties indicated from time to time in the Company's filings with the U.S. Securities and Exchange Commission including the Company's most recent Annual Report on Form 10-K under the heading "Item 1A - Risk Factors." See below “Part II, Item 1A - Risk Factors.” Except as required by law, we undertake no obligation to update or publicly release the results of any revision to these forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise. In light of the foregoing, investors are urged not to rely on our forward-looking statements in making an investment decision about our securities. We further do not accept any responsibility for any projections or reports published by analysts, investors or other third parties.

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

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	September 30,		December 31,
	2016	2015	2015
ASSETS
Current assets
Cash and cash equivalents	$218,720	$242,795	$258,825
Trade accounts receivable, net	141,716	132,727	106,011
Inventories	220,207	200,282	195,757
Deferred income taxes	—	14,782	16,203
Other current assets	12,321	10,302	12,476
Total current assets	592,964	600,888	589,272

Property, plant and equipment, net	229,670	202,885	213,716
Goodwill	126,845	123,277	123,950
Intangible assets, net	24,629	28,570	27,675
Other noncurrent assets	10,195	4,426	6,696
Total assets	$984,303	$960,046	$961,309
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$24,777	$24,934	$21,309
Accrued liabilities	62,714	52,881	54,761
Income taxes payable	3,420	2,000	—
Accrued profit sharing trust contributions	5,157	4,383	5,799
Accrued cash profit sharing and commissions	17,153	12,566	8,502
Accrued workers’ compensation	4,161	4,486	4,593
Total current liabilities	117,382	101,250	94,964

Deferred income tax and other long-term liabilities	5,817	14,415	16,521
Total liabilities	123,199	115,665	111,485
Commitments and contingencies (see Note 7)
Stockholders’ equity
Common stock, at par value	486	493	481
Additional paid-in capital	243,900	225,788	238,212
Retained earnings	687,052	679,673	639,707
Treasury stock	(47,002)	(39,529)	—
Accumulated other comprehensive loss	(23,332)	(22,044)	(28,576)
Total stockholders’ equity	861,104	844,381	849,824
Total liabilities and stockholders’ equity	$984,303	$960,046	$961,309

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$230,974	$216,139	$660,470	$609,295
Cost of sales	117,499	115,798	342,985	333,138
Gross profit	113,475	100,341	317,485	276,157
Operating expenses:
Research and development and other engineering	10,932	13,935	33,807	34,648
Selling	24,304	22,535	74,313	68,156
General and administrative	32,543	28,648	96,786	86,875
Net gain on disposal of assets	(81)	(26)	(763)	(57)
	67,698	65,092	204,143	189,622
Income from operations	45,777	35,249	113,342	86,535
Interest expense, net	(82)	(175)	(400)	(264)
Income before taxes	45,695	35,074	112,942	86,271
Provision for income taxes	15,898	13,479	40,601	33,115
Net income	$29,797	$21,595	$72,341	$53,156

Earnings per common share:
Basic	$0.62	$0.44	$1.50	$1.08
Diluted	0.62	0.44	1.49	1.08

Number of shares outstanding
Basic	48,119	48,998	48,231	49,157
Diluted	48,352	49,239	48,429	49,377

Cash dividends declared per common share	$0.18	$0.16	$0.52	$0.46

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$29,797	$21,595	$72,341	$53,156
Other comprehensive income (loss):
Translation adjustment, net of tax (expense) of ($37), ($36), ($166) and ($33), respectively, for each period on the right	232	(6,162)	5,244	(14,864)
Comprehensive income	$30,029	$15,433	$77,585	$38,292

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2015 and 2016, and December 31, 2015
(In thousands except per-share amounts, unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2015	48,966	$489	$220,982	$649,174	$(7,180)	$—	$863,465
Net income	—	—	—	53,156	—	—	53,156
Translation adjustment, net of tax	—	—	—	—	(14,864)	—	(14,864)
Options exercised	239	2	7,017	—	—	—	7,019
Stock-based compensation	—	—	8,744	—	—	—	8,744
Tax benefit of options exercised	—	—	(244)	—	—	—	(244)
Shares issued from release of Restricted Stock Units	205	2	(3,648)	—	—	—	(3,646)
Repurchase of common stock	(1,149)	—	(7,615)	—	—	(39,529)	(47,144)
Cash dividends declared on common stock, $0.46 per share	—	—	—	(22,657)	—	—	(22,657)
Common stock issued at $34.32 per share for stock bonus	16	—	552	—	—	—	552
Balance, at September 30, 2015	48,277	493	225,788	679,673	(22,044)	(39,529)	844,381
Net income	—	—	—	14,732	—		14,732
Translation adjustment, net of tax	—	—	—	—	(6,075)	—	(6,075)
Pension adjustment, net of tax	—	—	—	—	(457)	—	(457)
Options exercised	92	1	2,700	—	—	—	2,701
Stock-based compensation	—	—	2,253	—	—	—	2,253
Tax benefit of options exercised	—	—	(74)	—	—	—	(74)
Shares issued from release of Restricted Stock Units	5	—	(70)	—	—	—	(70)
Repurchase of common stock	(190)	—	7,615	—	—	(7,615)	—
Retirement of common stock	—	(13)	—	(47,131)	—	47,144	—
Cash dividends declared on common stock, $0.16 per share	—	—	—	(7,567)	—	—	(7,567)
Balance, December 31, 2015	48,184	481	238,212	639,707	(28,576)	—	849,824
Net income	—	—	—	72,341	—	—	72,341
Translation adjustment, net of tax	—	—	—	—	5,244	—	5,244
Options exercised	227	3	6,692	—	—	—	6,695
Stock-based compensation	—	—	9,039	—	—	—	9,039
Tax benefit of options exercised	—	—	140	—	—	—	140
Shares issued from release of Restricted Stock Units	216	2	(3,998)	—	—	—	(3,996)
Repurchase of common stock	(1,090)	—	(6,500)	—	—	(47,002)	(53,502)
Cash dividends declared on common stock, $0.52 per share	—	—	—	(24,996)	—	—	(24,996)
Common stock issued at $32.45 per share for stock bonus	10	—	315	—	—	—	315
Balance, September 30, 2016	47,547	$486	$243,900	$687,052	$(23,332)	$(47,002)	$861,104

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income	$72,341	$53,156
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(763)	(57)
Depreciation and amortization	21,485	21,664
Write-off of software development project	153	3,140
Gain on contingent consideration adjustment	—	(245)
Deferred income taxes	1,481	1,701
Noncash compensation related to stock plans	9,707	9,528
Excess tax benefit of options exercised and restricted stock units vested	(162)	(67)
Provision (recovery) for doubtful accounts	(131)	153

Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(35,463)	(42,851)
Inventories	(22,992)	13,567
Trade accounts payable	2,806	3,026
Income taxes payable	6,745	8,151
Accrued profit sharing trust contributions	(637)	(997)
Accrued cash profit sharing and commissions	8,636	6,577
Other current assets	(2,751)	4,293
Accrued liabilities	2,615	(6,716)
Long-term liabilities	(1,222)	(3,093)
Accrued workers’ compensation	(432)	385
Other noncurrent assets	1,471	954
Net cash provided by operating activities	62,887	72,269
Cash flows from investing activities
Capital expenditures	(29,934)	(19,163)
Asset acquisitions, net of cash acquired	(5,361)	(779)
Proceeds from sale of property and equipment	1,278	136
Loan repayment by customer	—	244
Net cash used in investing activities	(34,017)	(19,562)
Cash flows from financing activities
Deferred and contingent consideration paid for asset acquisition	(27)	(1,177)
Repurchase of common stock	(53,502)	(47,144)
Repayment of debt and line of credit borrowings	—	(18)
Debt issuance costs	(1,125)	—
Issuance of common stock	6,695	7,019
Excess tax benefit of options exercised and restricted stock units vested	162	67
Dividends paid	(24,152)	(21,628)
Net cash used in financing activities	(71,949)	(62,881)
Effect of exchange rate changes on cash and cash equivalents	2,974	(7,338)
Net decrease in cash and cash equivalents	(40,105)	(17,512)
Cash and cash equivalents at beginning of period	258,825	260,307
Cash and cash equivalents at end of period	$218,720	$242,795
Noncash activity during the period
Noncash capital expenditures	$726	$—
Dividends declared but not paid	8,559	$7,872
Issuance of Company’s common stock for compensation	315	552

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and incentives, whether actual or estimated, based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectability is reasonably assured and pricing is fixed or determinable. The Company’s general shipping terms are F.O.B. shipping point, and title is transferred and revenue is recognized when the products are shipped to customers. When the Company sells F.O.B. destination point, title is transferred and the Company recognizes revenue on delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and services, though significantly less than 0.1% net sales and not material to the condensed consolidated financial statements, are recognized as the services are completed or the software products and services are delivered. If actual costs of sales returns, incentives and discounts were to significantly exceed the recorded estimated allowance, the Company’s sales would be adversely affected.

Net Earnings Per Common Share

Basic earnings per common share are computed based on the weighted-average number of common shares outstanding. Potentially dilutive securities, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per common share to diluted earnings per share for the three months and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Net income available to common stockholders	$29,797	$21,595	$72,341	$53,156
Basic weighted-average shares outstanding	48,119	48,998	48,231	49,157
Dilutive effect of potential common stock equivalents — stock options and restricted stock units	233	241	198	220
Diluted weighted-average shares outstanding	48,352	49,239	48,429	49,377
Earnings per common share:
Basic	$0.62	$0.44	$1.50	$1.08
Diluted	$0.62	$0.44	$1.49	$1.08
Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	—	—	—	—

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

Under the 1994 Plan and 1995 Plan, the Company could grant incentive stock options and non-qualified stock options, although the Company only granted non-qualified stock options under both plans. As of September 30, 2016, there were no unvested stock options outstanding under the 1994 Plan and the 1995 Plan.

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

The following table represents the Company’s stock option and restricted stock unit activity for the three months and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Stock-based compensation expense recognized in operating expenses	$3,141	$2,794	$8,995	$8,869
Less: Tax benefit of stock-based compensation expense in provision for income taxes	1,112	1,005	3,262	3,144
Stock-based compensation expense, net of tax	$2,029	$1,789	$5,733	$5,725
Fair value of shares vested	$3,088	$2,749	$9,039	$8,744
Proceeds to the Company from the exercise of stock-based compensation	$4,166	$1,443	$6,695	$7,019
Tax effect from the exercise of stock-based compensation, including shortfall tax benefits	$121	$(58)	$140	$(244)

	At September 30,
(in thousands)	2016	2015
Stock-based compensation cost capitalized in inventory	$463	$464

The Company allocates stock-based compensation expenses among cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded.

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

The Company’s investments consisted of only United States Treasury securities and money market funds, which are the Company’s primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. The balances of the Company’s primary financial instruments at the dates indicated were as follows:

	At September 30,		At December 31,
(in thousands)	2016	2015	2015
United States Treasury securities and money market funds	$13,334	$76,488	$76,047

The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Income Taxes

The Company uses an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in each interim period. The effective tax rate was lower in the third quarter and first nine months of 2016 than in the third quarter and first nine months of 2015, primarily due to lower quarter-to-date and year-to-date operating losses, mostly occurring in the Asia/Pacific segment, for which no tax benefit was recorded. The following table presents the Company’s effective tax rates and income tax expense for the three months and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	2016	2015
Effective tax rate	34.8%	38.4%	35.9%	38.4%
Provision for income taxes	$15,898	$13,479	$40,601	$33,115

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

In December 2015, the Company purchased all of the business assets, including intellectual property rights, from Blue Heron Enterprises, LLC, and Fox Chase Enterprises, LLC, both New Jersey limited liability companies (collectively, "EBTY"), for $3.4 million in cash. EBTY manufactured and sold hidden deck clips and products and systems using a patented design. The Company believes that EBTY's patented design for hidden deck clips and products and systems complements the Company's hidden clips and fastener systems. The Company's provisional measurement of assets acquired included goodwill of $2.0 million which was assigned to the Company's North American segment, and intangible assets of $1.1 million, both of which are subject to tax-deductible amortization. Net assets consisting of inventory and equipment accounted for the balance of the purchase price. The estimated weighted-average amortization period for the intangible assets is 7 years.

In August 2016, the Company purchased all of the outstanding shares of Multi Services Dêcoupe S.A. ("MSD"), for $6.9 million. MSD primarily manufactures and distributes wood construction, labeling, and wrapping products in Belgium and the Netherlands, including distributing the Company's products manufactured at the Company's production facility in France. With this acquisition, the Company could potentially offer the Belgium market a wider-range of its products, shorten delivery lead times, and expand the Company's sales presence into the Netherlands market. The Company's provisional measurement of assets acquired and liabilities assumed included cash and cash equivalents of $1.5 million, other current assets of $2.1 million, non-current assets of $5.0 million, current liabilities of $0.7 million and non-current deferred income tax liabilities of $1.0 million. Included in non-current assets was goodwill of $1.9 million, which was assigned to the Europe segment, and intangible assets of $1.2 million, both of which are not subject to tax-deductible amortization. The estimated weighted-average amortization period for the intangible assets is 7 years.

The results of operations of the businesses acquired in 2015 through 2016 are included in the Company’s condensed consolidated results of operations since the date of the acquisition. They were not material to the Company on an individual or aggregate basis, and accordingly, pro forma results of operations have not been presented.

Sales Office Closing

The Company substantially completed the liquidation of its Asia sales offices as of December 31, 2015, and does not expect to recognize significant additional costs in future periods related to this event.

Additional compensation expenses of $0.2 million were incurred and paid during the third quarter of 2016. Estimated accrued closing costs, including additional compensation expense, retention bonuses and professional fees, were reduced by $0.2 million during the third quarter of 2016. Estimated closing costs of $0.1 million were accrued and not paid as of September 30, 2016.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, (Topic 330), Simplifying the Measurement of Inventory (“ASU 2015-11”). The objective is to reduce the complexity related to inventory subsequent measurement and disclosure requirements. ASU 2015-11 amendments do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments more closely align with the measurement of inventory in International Financial Reporting Standards. ASU 2015-11 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. During the first quarter of 2016, the Company elected to early-adopt ASU 2015-11 and applied the guidance prospectively. As of September 30, 2016, adoption of ASU 2015-11 has had no material effect on the Company's consolidated financial statements and footnote disclosures.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The amendments provide a revenue recognition five-step model to be applied to all revenue contracts with customers. ASU 2014-09 provides alternative methods of adoption of the guidance. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The standard is effective for annual and interim periods beginning after December 15, 2017.

The Company is currently evaluating the effects of these new accounting standards described above on its consolidated financial statements and footnote disclosures, and has not yet selected a transition approach.

2.    Trade Accounts Receivable, Net

Trade accounts receivable at the dates indicated consisted of the following:

	At September 30,		At December 31,
(in thousands)	2016	2015	2015
Trade accounts receivable	$145,966	$136,748	$109,859
Allowance for doubtful accounts	(945)	(919)	(1,142)
Allowance for sales discounts and returns	(3,305)	(3,102)	(2,706)
	$141,716	$132,727	$106,011

3.    Inventories

Inventories at the dates indicated consisted of the following:

	At September 30,		At December 31,
(in thousands)	2016	2015	2015
Raw materials	$83,613	$82,194	$75,950
In-process products	20,313	19,485	18,828
Finished products	116,281	98,603	100,979
	$220,207	$200,282	$195,757

4.    Property, Plant and Equipment, Net

Property, plant and equipment, net, at the dates indicated consisted of the following:

	At September 30,		At December 31,
(in thousands)	2016	2015	2015
Land	$30,217	$28,899	$28,698
Buildings and site improvements	176,430	172,300	171,890
Leasehold improvements	5,682	5,593	5,560
Machinery, equipment, and software	249,227	231,467	232,560
	461,556	438,259	438,708
Less accumulated depreciation and amortization	(275,096)	(255,431)	(257,115)
	186,460	182,828	181,593
Capital projects in progress	43,210	20,057	32,123
	$229,670	$202,885	$213,716

5.    Goodwill and Intangible Assets, Net

Goodwill at the dates indicated was as follows:

	At September 30,		At December 31,
(in thousands)	2016	2015	2015
North America	$85,988	$84,074	$85,834
Europe	39,402	37,863	36,720
Asia/Pacific	1,455	1,340	1,396
Total	$126,845	$123,277	$123,950

Amortizable and indefinite-lived intangible assets, net, at the dates indicated were as follows:

	At September 30, 2016
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$27,488	$(17,347)	$10,141
Europe	31,090	(16,602)	14,488
Total	$58,578	$(33,949)	$24,629

	At September 30, 2015
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$29,402	$(17,143)	$12,259
Europe	30,070	(13,759)	16,311
Total	$59,472	$(30,902)	$28,570

	At December 31, 2015
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$27,475	$(14,941)	$12,534
Europe	29,590	(14,449)	15,141
Total	$57,065	$(29,390)	$27,675

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense for definite-lived intangible assets during the three months ended September 30, 2016 and 2015, totaled $1.5 million and $1.5 million, respectively, and during the nine months ended September 30, 2016 and 2015, totaled $4.6 million and $4.6 million, respectively. During the second quarter of 2016, an approximately $1.5 million in-process research and development asset was transferred to definite-lived intangible assets from indefinite-lived intangible assets and is being amortized on a straight-line basis over the asset's useful life.

Indefinite-lived intangible asset, consisting of a trade name, totaled $0.6 million at September 30, 2016, and indefinite-lived assets, consisting of an in-process research and development asset and a trade name, totaled $2.2 million at September 30, 2015, and $2.1 million at December 31, 2015.

At September 30, 2016, estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)

Remaining three months of 2016	$1,589
2017	4,626
2018	3,683
2019	3,654
2020	3,609
2021	3,063
Thereafter	3,789
$24,013

The changes in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2016, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2015	$123,950	$27,675
Acquisitions	1,848	1,212
Amortization	—	(4,558)
Foreign exchange	1,047	300
Balance at September 30, 2016	$126,845	$24,629

6.    Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at September 30, 2016, was $303.9 million including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300 million in available credit. On July 25, 2016, the Company entered into a second amendment (the "Amendment") to the credit facility. For additional information about the Amendment, see the Company's Current Report on Form 8-K dated July 28, 2016. As amended, this credit facility expires on July 23, 2021. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR1screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at September 30, 2016, the LIBOR Rate was 0.53%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit facility, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company was also required to pay customary fees as specified in a separate fee agreement to the agent under the credit facility.

The Company’s unused borrowing capacity under other revolving credit lines and a term note totaled $3.9 million at September 30, 2016. The other revolving credit lines and term note charge interest ranging from 0.50% to 7.50% have maturity dates from December 2016 to July 2017, and had no outstanding balances at September 30, 2016 and 2015 or December 31, 2015. The Company was in compliance with its financial covenants at September 30, 2016.

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

The fair value of each restricted stock unit award is estimated on the measurement date as determined in accordance with GAAP and is based on the closing market price of the underlying stock on the day preceding the measurement. The fair value excludes the present value of the dividends that the restricted stock units do not participate in. On February 1, 2016, 431,439 restricted stock units were awarded to the Company's employees, including officers, at an estimated value of $32.63 per share, based on the closing price on January 29, 2016. The restrictions on these awards will generally lapse one quarter on the date of the award and one quarter on each of the first, second and third anniversaries of the date of the award, except that restrictions on some of the awards made to each of the Company's named executive officers and certain members of the Company's senior management, where shares of the Company's common stock underlying such awards are subject to adjustment before becoming vested, will lapse fully on the third anniversary of the date of the award. On April 20, 2016, 1,800 restricted stock units were awarded to each of the Company’s six non-employee directors at an estimated value of $38.00 per share based on the closing price on April 19, 2016. There are no restrictions on the non-employee directors’ restricted stock units granted on April 20, 2016.

The following table summarizes the Company’s unvested restricted stock unit activity for the nine months ended September 30, 2016:

	Shares	Weighted- Average Price	Aggregate Intrinsic Value *
Unvested Restricted Stock Units (RSUs)	(in thousands)		(in thousands)
Outstanding at January 1, 2016	527	$31.56
Awarded	442
Vested	(341)
Forfeited	(11)
Outstanding at September 30, 2016	617	$31.81	$27,108
Outstanding and expected to vest at September 30, 2016	602	$31.81	$26,470

*	The intrinsic value is calculated using the closing price per share of $43.95 as reported by the New York Stock Exchange on September 30, 2016.

Based on the market value on the award date, the total intrinsic value of restricted stock units vested during the nine-month periods ended September 30, 2016 and 2015, was $10.8 million and $10.1 million, respectively.

No stock options were granted in 2015 or in the first nine months of 2016. As of September 30, 2016, there were no unvested options outstanding. The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value *
Non-Qualified Stock Options	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2016	523	$29.55
Exercised	(227)
Forfeited	(1)
Outstanding and exercisable at September 30, 2016	295	$29.62	1.3	$4,221

*
The intrinsic value represents the amount, if any, by which the fair market value of the underlying common stock exceeds the exercise price of the stock option, using the closing price per share of $43.95 as reported by the New York Stock Exchange on September 30, 2016.

The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2016 and 2015, was $2.4 million and $1.6 million, respectively.

As of September 30, 2016, $25.4 million of unrecognized cost was related to unvested stock-based compensation arrangements under the 2011 Plan for awards made through February 2016 and those expected to be made through January 2017. The portion of this cost related to restricted stock units awarded through February 2016 (as discussed above) is expected to be recognized over a weighted-average period of 1.9 years.

9.    Segment Information

The Company is organized into three reportable segments. The segments are defined by the regions where the Company’s products are manufactured, marketed and distributed to the Company’s customers. The three regional segments are the North America segment, comprising primarily the United States and Canada, the Europe segment, comprising continental Europe and the United Kingdom, and the Asia/Pacific segment, comprising the Company’s operations in China, Hong Kong, the South Pacific and the Middle East. China and Hong Kong operations are manufacturing and administrative support locations, respectively. These three reportable segments are similar in several ways, including the types of materials, the production processes, the distribution channels and the product applications.

The Company’s measure of profit or loss for its reportable segments is income (loss) from operations. The reconciling amount between consolidated income before tax and consolidated income from operations is interest expense, which is primarily attributed to Administrative and All Other.

The following tables illustrate certain measurements used by management to assess the performance as of or for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net Sales
North America	$197,459	$184,515	$569,198	$518,221
Europe	31,485	29,728	86,003	83,143
Asia/Pacific	2,030	1,896	5,269	7,931
Total	$230,974	$216,139	$660,470	$609,295
Sales to Other Segments*
North America	$732	$680	$1,994	$2,284
Europe	157	250	338	641
Asia/Pacific	10,821	5,623	22,550	16,287
Total	$11,710	$6,553	$24,882	$19,212
Income (Loss) from Operations
North America	$42,356	$33,432	$112,924	$89,148
Europe	3,899	3,563	4,180	5,259
Asia/Pacific	250	(945)	1,257	(3,119)
Administrative and all other	(728)	(801)	(5,019)	(4,753)
Total	$45,777	$35,249	$113,342	$86,535

* The sales to other segments are eliminated in consolidation.

			At
	At September 30,		December 31,
(in thousands)	2016	2015	2015
Total Assets
North America	$795,339	$730,333	$748,241
Europe	178,428	176,208	168,305
Asia/Pacific	26,291	25,586	24,366
Administrative and all other	(15,755)	27,919	20,397
Total	$984,303	$960,046	$961,309

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $128.6 million, $153.8 million, and $164.1 million, as of September 30, 2016 and 2015, and December 31, 2015, respectively. Total "Administrative and all other" assets are net of inter-segment due to and from accounts which eliminate in consolidation.

The following table illustrates the distribution of the Company’s net sales by product group for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Wood Construction Products	$193,513	$182,869	$562,025	$518,381
Concrete Construction Products	37,461	33,229	98,445	90,614
Other	—	41	—	300
Total	$230,974	$216,139	$660,470	$609,295

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

10.    Subsequent Events

In October 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share, estimated to be $8.6 million in total, to be paid on January 26, 2017, to stockholders of record on January 5, 2017. The Board of Directors also scheduled the Company’s 2017 annual meeting of stockholders for Monday, April 24, 2017.

In November 2016, the Company repurchased 154,156 shares of the Company's common stock pursuant to the Company's $50.0 million accelerated share repurchase program (the "ASR Program") with Wells Fargo Bank, National Association, which constituted the final delivery under the ASR Program. The Company so far has repurchased 1,244,003 shares of its common stock during 2016, which included 1,137,656 shares from the ASR Program, at a cost of $53.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months and nine months ended September 30, 2016. The following discussion and analysis should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes included in Part I, Item 1, "Financial Statements” of this Quarterly Report on Form 10-Q. The following discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs as discussed in the “Note About Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those plans, estimates, and beliefs. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q as well as the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company benefited from above average sales growth in the fourth quarter of 2015 and first quarter of 2016, primarily due to a mild winter, while sales growth moderated in the second and third quarters of 2016. Based on current information, the Company is uncertain as to whether the moderate sales growth will continue for the rest of 2016 and the first quarter of 2017. Income from operations, as a percentage of net sales, has increased in both the three months and nine months ended September 30, 2016, compared to the three months and nine months ended September 30, 2015, respectively, due to increased gross profit margins as a percentage of net sales, while the operating expenses for the first nine months of 2016 were lower than the operating expenses for the first nine months of 2015, as a percentage of net sales.

In July 2016, the Company's Board of Directors approved a plan to replace the Company's current in-house enterprise resource planning ("ERP") and accounting platforms with a fully integrated ERP platform from SAP America, Inc. ("SAP"). Management currently plans to replace the current platforms in multiple phases over a period of three to four years, minimize project scope expansion and focus on configuring, instead of customizing, the standard SAP modules. Management anticipates the new platform to cost approximately $30 million, including capital expenditures, which will increase annual operating expenses during the implementation phase from 2017 to 2019. When fully implemented, however, the Company anticipates annual savings approximately equal to 1% of net sales from improved production scheduling and inventory management as well as lower labor, administrative and compliance costs.

The North America segment generates more revenues from wood construction products than concrete construction products. Due to improved economic conditions, including an increase in housing starts, net sales in most regions of the segment have trended up, primarily due to increases in unit sales volumes. Net sales in the third quarter of 2016 increased moderately, which was in line with net sales increases in the second quarter of 2016. The Company announced a sales price increase the third quarter of 2016, mostly due to increased steel prices, which is effective in the latter part of the fourth quarter of 2016. Based on current information and subject to future events and circumstances, including the announced product sales price increases, the Company currently does not know if this sales trend will continue in the fourth quarter of 2016. During the third quarter of 2016, the Company initiated a multi-year plan to increase its North America factory production efficiency, aiming to achieve a 75% factory utilization rate on two full shifts by moving high-volume connector production from both its Riverside and Western Canada facilities to its other major manufacturing locations in North America. As of September 30, 2016, the Company has relocated 40% of the high-volume connector production, which is ahead of schedule. Once the transition is completed, based on current information and subject to future events and circumstances, the Company estimates this will save approximately $3.0 million per year, mostly in production costs. Both the Riverside and Western Canada locations will continue as sales and distribution locations, and maintain the capability to manufacture custom orders to continue to meet the Company's service and product availability commitments to customers in the Southwestern region of the United States and Western region of Canada.

The Europe segment also generates more revenues from wood construction products than concrete construction products. Net sales reported in both the United States dollar and in local currencies increased in the first nine months of 2016 compared to the first nine months of 2015. Given the number of factors influencing the Europe segment, including the United Kingdom voting to exit the European Union, the Company cannot reasonably predict whether this is a trend that will continue in the fourth quarter of 2016. Based on current information and subject to future events and circumstances, the Company estimates that the Europe segment will report an operating profit in 2016.

Due to the closure of the Asia sales offices in 2015, consolidated net sales in the Asia/Pacific segment decreased approximately $4.0 million in the first nine months of 2016 compared to the first nine months of 2015 and overhead expenses also decreased approximately $3.2 million mostly related to decreased personnel costs from staff reductions and additional closure expenses that occurred in 2015 but not in 2016. See Note 1 "Basis of Presentation - Sales Office Closing" to the accompanying unaudited interim condensed consolidated financial statements. Based on current information and subject to future events and circumstances, the Company expects the Asia/Pacific segment to break-even or report a small operating profit in 2016.

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

Unlike lumber or other products that have a more direct correlation to housing starts, the Company’s products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. The Company’s products are used in a sequential process that follows the construction process. Residential and commercial construction begins with the foundation, followed by the wall and the roof systems, and the installation of the Company’s products flow into a project or a house according to these schedules. Foundation product sales could be considered a leading indicator for the Company. Sales of these products in the third quarter of 2016 increased compared to the same period in 2015.

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

Results of Operations for the Three Months Ended September 30, 2016, Compared with the Three Months Ended September 30, 2015

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” "remained" or “compared to”), compare the results of operations for the three months ended September 30, 2016, against the results of operations for the three months ended September 30, 2015.

To avoid fractional percentages, all percentages presented below were rounded to the nearest whole number.

Net sales increased 7% to $231.0 million from $216.1 million. The Company had net income of $29.8 million compared to $21.6 million. Diluted net income per common share was $0.62 compared to $0.44.

The following table illustrates the differences in the Company’s operating results for the three months ended September 30, 2016, from the three months ended September 30, 2015, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	September 30,	North		Asia/	Admin &	September 30,
(in thousands)	2015	America	Europe	Pacific	All Other	2016
Net sales	$216,139	$12,944	$1,757	$134	$—	$230,974
Cost of sales	115,798	1,293	603	(199)	4	117,499
Gross profit	100,341	11,651	1,154	333	(4)	113,475
Research and development and other engineering expense	13,935	(3,188)	63	122	—	10,932
Selling expense	22,535	1,278	324	167	—	24,304
General and administrative expense	28,648	4,660	455	(1,143)	(77)	32,543
Gain on sale of assets	(26)	(23)	(24)	(8)	—	(81)
Income from operations	35,249	8,924	336	1,195	73	45,777
Interest expense, net	(175)	3	(10)	(2)	102	(82)
Income before income taxes	35,074	8,927	326	1,193	175	45,695
Provision for income taxes	13,479	2,390	34	(23)	18	15,898
Net income	$21,595	$6,537	$292	$1,216	$157	$29,797

Net sales

The following table represents net sales by segment for the three-month periods ended September 30, 2015 and 2016, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
September 30, 2015	$184,515	$29,728	$1,896	$216,139
September 30, 2016	197,459	31,485	2,030	230,974
Increase (decrease)	$12,944	$1,757	$134	$14,835
Percentage increase (decrease)	7%	6%	7%	7%

The following table represents segment net sales as percentages of total net sales for the three-month periods ended September 30, 2015 and 2016, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2015 net sales	85%	14%	1%	100%
Percentage of total 2016 net sales	85%	14%	1%	100%

The Company's net sales increased in all segments.

•	Segment net sales:

•
North America - Net sales increased 7%, mostly due to increased unit sales volumes in the United States on improved economic activity as well as a slight increase in average net sales unit prices. Canada's net sales were not significantly affected by effects of foreign currency translation.

•
Europe - Net sales increased 6%, mostly due to increased unit sales volumes, partly offset by a decrease in average net sales unit prices. Europe's net sales were negatively affected by approximately $1.0 million due to the weakening of the British pound against the United States dollar.

•	Consolidated net sales channels and product groups:

•	Net sales to dealer distributors, contractor distributors and home centers increased, primarily due to increased home construction activity, while net sales to lumber dealers decreased.

•
Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 84% and 85% of the Company's total net sales in the third quarters of 2016 and 2015, respectively.

•
Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 16% and 15% of the Company's total net sales in the third quarters of 2016 and 2015, respectively.

Gross profit

The following table represents gross profit by segment for the three-month periods ended September 30, 2015 and 2016, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
September 30, 2015	$87,873	$12,346	$178	$(56)	$100,341
September 30, 2016	99,524	13,500	511	(60)	113,475
Increase	$11,651	$1,154	$333	$(4)	$13,134
Percentage increase	13%	9%	*	*	13%

* The statistic is not meaningful or not material.

The following table represents gross profit as a percentage of sales by segment for the three months ended September 30, 2015 and 2016, respectively:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2015 gross profit percentage	48%	42%	9%	*	46%
2016 gross profit percentage	50%	43%	25%	*	49%

* The statistic is not meaningful or not material.

Gross profit increased to $113.5 million from $100.3 million. Gross profit as a percentage of net sales increased to 49% from 46%.

•
North America - Gross profit margin increased to 50% from 48%, primarily due to decreases in material and labor costs as well as a slight increase in average net sales unit price, partly offset by increases in factory overhead, shipping and warehouse costs, each as a percentage of sales.

•
Europe - Gross profit margin increased to 43% from 42%, as a result of decreases in factory overhead and material costs, partly offset by increases in shipping costs and warehouse costs, each as a percentage of net sales.

•
Product mix - The gross profit margin differential between wood construction products and concrete construction products, with concrete construction products having lower gross profit margins, increased to 16% from 15%, mostly due to the increase in gross profit margins for wood construction products exceeding the increase in gross profit margins for concrete construction products.

•
Steel prices - The market prices for steel have increased since the beginning of 2016. The Company currently anticipates that, subject to changing economic conditions, it is possible that steel prices will remain relatively stable during the fourth quarter of 2016.

Based on current information and subject to future events and circumstances, the Company estimates that its full-year 2016 gross profit margin will be between approximately 47% and 48%.

Research and development and engineering expense

Research and development and engineering expense decreased 22% to $10.9 million from $13.9 million, primarily due to a non-recurring $4.1 million write-off of a software development project in the third quarter of 2015, partly offset by an increase of $0.8 million in cash profit sharing expense on increased profits, all of which occurred in the North America segment.

Selling expense

Selling expense increased 8% to $24.3 million from $22.5 million, primarily due to increases of $1.2 million in personnel costs and $0.9 million in cash profit sharing and sales commission expenses on higher operating profits and net sales, partly offset by a decrease of $0.5 million in professional fees.

•
North America - Selling expense increased $1.3 million, primarily due to increases of $0.8 million in personnel costs, mostly related to the addition of staff and pay rate increases instituted on January 1, 2016, and $0.8 million in cash profit sharing and sales commission expenses, partly offset by a decrease of $0.4 million in professional fees.

•	Europe - Selling expense increased $0.3 million, primarily due to an increase of $0.2 million in personnel costs mostly related to the addition of staff.

General and administrative expense

General and administrative expense increased 14% to $32.5 million from $28.6 million, primarily due to increases of $1.8 million in cash profit sharing expense on increased profits, $0.9 million in software subscription and licensing fees, $0.8 million in personnel costs, mostly related to the addition of staff and pay rate increases instituted on January 1, 2016, $0.5 million in professional and legal fees primarily related to strategic initiatives and $0.4 million in stock-based compensation expenses, partly offset by a net decrease of $0.7 million in foreign currency losses.

•
North America - General and administrative expense increased $4.7 million, primarily due to increases of $1.7 million in cash profit sharing expense, $1.4 million in personnel costs, $0.9 million in software subscription and licensing fees, $0.2 million in professional and legal fees and $0.2 million in stock-based compensation.

•	Europe - General and administrative expense increased $0.5 million, primarily due to an increase of $0.2 million in cash profit sharing expense.

•
Asia/Pacific - General and administrative expense decreased $1.1 million, primarily due to a decrease of $0.4 million in personnel costs related to the sales office closures in 2015 and a net decrease of $0.2 million in foreign currency losses.

Income taxes

The Company's effective income tax rate decreased to 35% from 38%, primarily due to reduced operating losses in the Asia/Pacific segment, for which no income tax benefit was recorded. Based on current information and subject to future events and circumstances, the Company estimates that its full-year 2016 effective tax rate will be between 36% and 37%.

Results of Operations for the Nine Months Ended September 30, 2016, Compared with the Nine Months Ended September 30, 2015

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” "remained" or “compared to”), compare the results of operations for the nine months ended September 30, 2016, against the results of operations for the nine months ended September 30, 2015.

To avoid fractional percentages, all percentages presented below were rounded to the nearest whole number.

Net sales increased 8% to $660.5 million from $609.3 million. The Company had net income of $72.3 million compared to $53.2 million. Diluted net income per common share was $1.49 compared to $1.08.

The following table illustrates the differences in the Company’s operating results in the nine months ended September 30, 2016, from the nine months ended September 30, 2015 and the increases or decreases for each category by segment:

	Nine Months Ended					Nine Months Ended
		Increase (Decrease) in Operating Segment
	September 30,	North		Asia/	Admin &	September 30,
(in thousands)	2015	America	Europe	Pacific	All Other	2016
Net sales	609,295	$50,977	$2,860	$(2,662)	$—	$660,470
Cost of sales	333,138	13,362	1,140	(4,148)	(507)	342,985
Gross profit	276,157	37,615	1,720	1,486	507	317,485
Research and development and other engineering expense	34,648	(895)	75	(21)	—	33,807
Selling expense	68,156	5,175	1,662	(680)	—	74,313
General and administrative expense	86,875	10,265	1,082	(2,209)	773	96,786
Gain on sale of assets	(57)	(706)	(20)	20	—	(763)
Income from operations	86,535	23,776	(1,079)	4,376	(266)	113,342
Interest expense, net	(264)	(65)	(277)	(7)	213	(400)
Income before income taxes	86,271	23,711	(1,356)	4,369	(53)	112,942
Provision for income taxes	33,115	7,276	(70)	148	132	40,601
Net income	$53,156	$16,435	$(1,286)	$4,221	$(185)	$72,341

Net sales

The following table represents net sales by segment for the nine-month periods ended September 30, 2015 and 2016, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Nine Months Ended
September 30, 2015	$518,221	$83,143	$7,931	$609,295
September 30, 2016	569,198	86,003	5,269	660,470
Increase (decrease)	$50,977	$2,860	$(2,662)	$51,175
Percentage increase (decrease)	10%	3%	(34)%	8%

The following table represents segment net sales as percentages of total net sales for the nine-month periods ended September 30, 2015 and 2016, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2015 net sales	85%	14%	1%	100%
Percentage of total 2016 net sales	86%	13%	1%	100%

The Company's net sales increased in both North America and Europe segments.

•	Segment net sales:

•
North America - Net sales increased 10%, mostly due to increased unit sales volumes in the United States on improved economic activity, partly offset by a slight decrease in average sales prices. Canada's net sales were negatively affected by the Canadian dollar weakening against the United States dollar. In the local currency, Canada's net sales increased.

•
Europe - Net sales increased 3%, mostly due to increased unit sales volumes, partly offset by a decrease in average sales prices. Europe's net sales were negatively affected by the European currencies weakening against the United States dollar.

•
Asia/Pacific - Net sales decreased 34%, primarily due to the continued effects of the closing of sales offices in China, Thailand and Dubai late in the first quarter of 2015, which accounted for an approximately $4.0 million decrease in consolidated net sales.

•	Consolidated net sales channels and product groups:

•	Net sales to dealer distributors, lumber dealers, contractor distributors and home centers increased, primarily due to increased home construction activity.

•
Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% of the Company's total net sales in the first nine months of both 2016 and 2015.

•
Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% of the Company's total net sales in the first nine months of both 2016 and 2015.

Gross profit

The following table represents gross profit by segment for the nine-month periods ended September 30, 2015 and 2016, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Nine Months Ended
September 30, 2015	$243,325	$33,026	$381	$(575)	$276,157
September 30, 2016	280,940	34,746	1,867	(68)	317,485
Increase	$37,615	$1,720	$1,486	$507	$41,328
Percentage increase	15%	5%	*	*	15%

* The statistic is not meaningful or not material.

The following table represents gross profit as a percentage of sales by segment for the nine-month periods ended September 30, 2015 and 2016, respectively:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2015 gross profit percentage	47%	40%	5%	*	45%
2016 gross profit percentage	49%	40%	35%	*	48%

* The statistic is not meaningful or not material.

Gross profit increased to $317.5 million from $276.2 million. Gross profit as a percentage of net sales increased to 48% from 45%.

•
North America - Gross profit margin increased to 49% from 47%, primarily as a result of decreases in material costs, factory overhead (on increased production volumes) and labor, partly offset by an increase in warehouse costs, each as a percentage of sales.

•
Europe - Gross profit margin remained at 40%. Decreased material costs and factory overhead (on increased production costs) were offset by increased shipping labor costs, each as a percentage of sales.

•
Product mix - The gross profit margin differential between wood construction products and concrete construction products, with concrete construction products having lower gross profit margins, decreased to 14% from 16%.

Research and development and engineering expense

Research and development and engineering expense decreased 2% to $33.8 million from $34.6 million, primarily due to a non-recurring $4.1 million write-off of a software development project in the third quarter of 2015, partly offset by increases of $1.9 million in cash profit sharing expense on increased profits, $0.5 million in personnel costs and $0.3 million in computer costs, all of which occurred in the North America segment.

Selling expense

Selling expense increased 9% to $74.3 million from $68.2 million, primarily due to increases of $4.1 million in personnel costs and $2.3 million in cash profit sharing expense on increased profits, partly offset by decreases of $0.2 million in professional fees and $0.2 million in stock-based compensation.

•
North America - Selling expense increased $5.2 million, primarily due to increases of $3.7 million in personnel costs, mostly related to the addition of staff and pay rate increases instituted on January 1, 2016, and $2.2 million in cash profit sharing expense, partly offset by decreases of $0.4 million in professional fees and $0.2 million in stock-based compensation.

•	Europe - Selling expense increased $1.7 million, primarily due to increases of $1.1 million in personnel costs mostly related to the addition of staff and $0.1 million in cash profit sharing expense.

•	Asia/Pacific - Selling expense decreased $0.7 million, primarily due to a decrease of $0.7 million in personnel costs, related to closing three sales offices and downsizing one sales office in 2015.

General and administrative expense

General and administrative expense increased 11% to $96.8 million from $86.9 million, primarily due to increases of $4.7 million in cash profit sharing expense, $2.4 million in legal and professional fees primarily related to strategic initiatives, acquisition opportunities and shareholder engagement activities, $1.2 million in computer and information technology expense, $1.1 million in personnel costs and $0.7 million in stock-based compensation, partly offset by a decrease of $0.4 million in facility rent and maintenance expenses.

•
North America - General and administrative expense increased $10.3 million, primarily due to increases of $4.2 million in cash profit sharing expense, $2.5 million in personnel costs, $1.8 million in legal and professional fees, $1.3 million in computer and information technology expense and $0.3 million in stock-based compensation.

•	Europe - General and administrative expense increased $1.1 million, primarily due to increases of $0.6 million in legal and professional fees and $0.5 million in personnel costs.

•
Asia/Pacific - General and administrative expense decreased $2.2 million primarily due to decreases of $1.4 million in personnel costs and $0.3 million in facility rent and maintenance expense due to the sales office closures.

•
Administrative and All Other - General and administrative expense increased $0.8 million, primarily due to increases of $0.4 million in cash profit sharing expense and $0.6 million in stock-based compensation, partly offset by a decrease of $0.4 million in personnel costs.

Income taxes

The Company's effective income tax rate decreased to 36% from 38%, primarily due to reduced operating losses in the Asia/Pacific segment, for which no tax benefit was recorded.

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

Cash and cash equivalents of $88.2 million are held by the Company in the local currencies of its foreign operations and could be subject to additional taxation if it were repatriated to the United States. The Company has no current plans to repatriate cash and cash equivalents held outside the United States, as it is expected to be used to fund future international growth and acquisitions.

The Company believes that the effect of inflation has not been material in recent years, as general inflation rates have remained relatively low. The Company’s main raw material is steel; increases in steel prices may adversely affect the Company’s gross profit margin if it cannot recover the higher costs through price increases.

The following table presents selected financial information as of September 30, 2016 and 2015, and December 31, 2015, respectively:

	At September 30,	At December 31,	At September 30,
(in thousands)	2016	2015	2015

Cash and cash equivalents	$218,720	$258,825	$242,795
Property, plant and equipment, net	229,670	213,716	202,885
Goodwill and intangible assets	151,474	151,625	151,847
Working capital *	475,582	494,308	499,638

*
Due to the adoption of ASU 2015-17, $16.2 million of current deferred income taxes included in current assets and working capital, as of January 1, 2016, were reclassified to non-current assets and long-term liabilities, resulting in decreases in current assets from $589.3 million to $573.1 million and in working capital from $494.3 million to $478.1 million.

The following table provides cash flow indicators for the nine-month periods ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net cash used in:
Operating activities	$62,887	$72,269
Investing activities	(34,017)	(19,562)
Financing activities	(71,949)	(62,881)

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

During the nine months ended September 30, 2016, operating activities provided $62.9 million in cash and cash equivalents, as a result of $72.3 million from net income and $31.8 million from non-cash adjustments to net income which includes depreciation and amortization expenses, stock-based compensation expenses and changes in deferred income taxes, partly offset by a decrease of $41.2 million in the net change in operating assets and liabilities, including net change decreases of $35.5 million in trade accounts receivable, net, and $23.0 million in inventory. Cash used in investing activities of $34.0 million during the nine months ended September 30, 2016, consisted primarily of $29.9 million for property, plant and equipment expenditures, related to real estate improvements, machinery and equipment purchases and software in development, and $5.4 million, net of acquired cash of $1.5 million, for the acquisition of Multi Services Dêcoupe S.A. ("MSD"), partly offset by $1.3 million in proceeds from sale of property, plant and equipment. Cash used in financing activities of $71.9 million during the nine months ended September 30, 2016, consisted primarily of $24.2 million used to pay cash dividends and $53.5 million for the repurchase of the Company's common stock, including a $50.0 million accelerated share repurchase program, partly offset by $6.7 million from the issuance of common stock on the exercise of stock options.

During the nine months ended September 30, 2015, operating activities provided $72.3 million in cash and cash equivalents, as a result of $53.2 million from net income and $35.9 million from non-cash adjustments to net income which includes depreciation and amortization expenses, stock-based compensation expenses, software development write-offs and changes in deferred income taxes, partly offset by a decrease of $16.7 million in the net change in operating assets and liabilities, including a net change decrease of $42.9 million in trade accounts receivable, net, and net change increases of $8.2 million in income taxes payable and $6.6 million in cash profit sharing. Cash used in investing activities of $19.6 million during the nine months ended September 30, 2015, consisted primarily of $19.2 million for property, plant and equipment expenditures, primarily to increase manufacturing capacity in North America and to improve information technology support systems. Cash used in financing activities of $62.9 million during the nine months ended September 30, 2015, consisted primarily of $21.6 million used to pay cash dividends, $47.1 million for the repurchase of the Company's common stock and $1.2 million in contingent consideration mostly related to asset acquisitions, partly offset by $7.0 million from the issuance of common stock on the exercise of stock options.

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

In December 2015, the Company acquired the assets of Blue Heron Enterprises, LLC, and Fox Chase Enterprises, LLC (collectively, "EBTY") for $3.4 million in cash. The Company believes EBTY's patented design for hidden deck clips and products and systems complements the Company's line of hidden clips and fastener systems. The Company's provisional measurement of EBTY assets acquired included goodwill and intangible assets of $3.1 million. In August 2016. the Company acquired all the shares of MSD, (a former customer of the Company) for a net cost of $5.4 million. The Company believes the acquisition of MSD could potentially increase its sales by expanding the available product line in Belgium as well as expanding into the Netherlands market. See Note 1 "Basis of Presentation - Acquisitions" to the accompanying unaudited interim condensed consolidated financial statements.

Based on current information and subject to future events and circumstances, the Company estimates that its full-year 2016 capital spending will be approximately $42 million to $45 million, which includes expenditures for the build-out of our West Chicago chemical facility (for the relocation of our two existing chemical facilities anticipated in early 2017) and for the beginning of the expansion of our facility in Texas to increase warehouse, office and training center capacity (which expenditures are expected to continue into 2017) , as well as for the purchase of manufacturing equipment and development and licensing of software. Capital spending in 2015 was $34.2 million and was primarily for the purchase of the West Chicago chemical facility and manufacturing equipment and development of software.

Based on current information and subject to future events and circumstances, the Company estimates that its full-year 2016 depreciation expense will be approximately $22 million to $23 million and that its full-year amortization expense will be approximately $6 million.

The following table presents the Company’s dividends paid and share repurchases for the nine-month period ended September 30, 2016 and the twelve-month period ended December 31, 2015, respectively, in aggregated amounts:

(in thousands)	Dividends Paid	Open Market Share Repurchases	Accelerated Share Repurchases		Total
January 1 - September 30, 2016	$24,152	$3,502	$50,000	*	$77,654
January 1 - December 31, 2015	29,352	22,144	25,000		76,496
Total	$53,504	$25,646	$75,000		$154,150

*
Including the $6.5 million delivered under the Company's $50 million accelerated share repurchase program after September 30, 2016. See Note 10 "Subsequent Events" to the accompanying unaudited interim condensed consolidated financial statements for additional information.

In April 2016, the Company’s Board of Directors raised the quarterly cash dividend by 12.5% to $0.18 per share. In October 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share, estimated to be $8.6 million in total, to be paid in dividends on January 26, 2017, to stockholders of record on January 5, 2017.

In August 2016, the Company's Board of Directors increased and extended the $50.0 million repurchase authorization from February 2016 by authorizing the Company to repurchase up to $125.0 million of the Company's common stock through December 2017 including from the public securities market and through one or more accelerated share repurchase programs. During the third quarter of 2016, the Company received the initial delivery of 983,500 shares of its common stock at an average price of $44.23 per share under the Company’s $50.0 million accelerated share repurchase program with Wells Fargo Bank, National Association. As of September 30, 2016, $78.0 million remained available under such $125.0 million authorization. The final delivery under the accelerated share repurchase program was made in early November 2016. See Note 10 "Subsequent Events" to the accompanying unaudited interim condensed consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2016.

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

Foreign currency translation adjustment on the Company's underlying assets and liabilities resulted in accumulated other comprehensive income of $0.2 million for the three months ended September 30, 2016, primarily due to the effect of the strengthening of the United States dollar in relation to the Canadian dollar and the British pound, partly offset by the weakening of the United States dollar in relation to most of the other currencies. Foreign currency translation adjustments resulted in a $5.2 million other comprehensive income for the nine months ended September 30, 2016, primarily due to the effect of the strengthening of the Unites States dollar in relation to the British pound and the Chinese yuan, partly offset by the weakening of the United States dollar in relation to most of the other currencies.

Interest Rate Risk

The Company has no variable interest-rate debt outstanding. The Company estimates that a hypothetical 100 basis point change in U.S. interest rates would not be material to the Company’s operations taken as a whole.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2016, the Company made no changes to its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

At its meeting in August 2016, the Company's Board of Directors authorized the Company to repurchase up to $125.0 million of the Company’s common stock through 2017. This authorization increased and extended the $50.0 million repurchase authorization from February 2016 and will remain in effect through the end of 2017. In August 2016, the Company entered into a Supplemental Confirmation for a $50.0 million accelerated share repurchase program (the “ASR Program”) with Wells Fargo Bank, National Association (“Wells Fargo”). Pursuant to the terms of the ASR Program, Wells Fargo made an initial delivery of 983,500 shares of the Company’s common stock in September 2016 at an average price of $44.23 per share, which represented approximately 85% of the total shares expected to be delivered under the ASR Program.

The Company publicly announced the $125 million authorization on August 24, 2016. The following table presents the monthly repurchases made by the Company of its common stock during the three months ended September 30, 2016:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
July 1 - July 31, 2016	—	N/A	—	$46.5 million *
August 1 - August 31, 2016	983,500	$44.23	983,500	$78.0 million
September 1 - September 30, 2016	—	N/A	—	$78.0 million
Total	983,500

*    Pursuant to the $50.0 million repurchase authorization from February 2016.

The Company recorded the $50.0 million payment as a reduction to stockholders’ equity, consisting of a $43.5 million increase in treasury stock and a $6.5 million reduction in additional paid-in capital. At the completion of the ASR Program, the Company may be entitled to receive additional shares of its common stock from Wells Fargo, or, under certain circumstances, may be required to make a cash payment or, at the Company’s option, deliver shares to Wells Fargo. The final settlement of the ASR Program was completed in early November 2016. See Note 10 "Subsequent Events" to the accompanying unaudited interim condensed consolidated financial statements for additional information.

Item 6. Exhibits.

The following exhibits are either incorporated by reference into this report or filed or furnished with this report, as indicated below.

3.1	Certificate of Incorporation of Simpson Manufacturing Co., Inc., as amended, is incorporated by reference to Exhibit 3.1 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

3.2	Bylaws of Simpson Manufacturing Co., Inc., as amended through October 19, 2016, are incorporated by reference to Exhibit 3.2 of its Current Report on Form 8-K dated October 19, 2016.

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

10.1
Second amendment to the unsecured credit agreement, dated as of July 25, 2016, among the Company, as Borrower, Wells Fargo Bank, National Association ("Wells Fargo"), MUFG Union Bank, N.A. (f/k/a Union Bank, N.A.), HSBC Bank USA, N.A., and Bank of Montreal, as lenders, Wells Fargo in its separate capacities as Swing Line Lender and L/C issuer and as Administrative Agent, and Simpson Strong-Tie Company Inc., and Simpson Strong-Tie International, Inc. as Guarantors, is incorporated by reference to Exhibit 10.1 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated July 25, 2016.

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

101
Financial statements from the quarterly report on Form 10-Q of Simpson Manufacturing Co., Inc. for the quarter ended September 30, 2016, formatted in XBRL, are filed herewith and include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 7, 2016	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)