Form 10-K
period 2016-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2017-02-28
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of June 30, 2016, there were outstanding 48,388,534 shares of the registrant’s common stock, par value $0.01, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2016) was approximately $1,649,633,546.

As of February 23, 2017, 47,652,058 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the registrant's fiscal year ended December 31, 2016.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements relating to events or results that may occur in the future are forward-looking statements, including but not limited to, statements regarding our plans, sales, sales trends, revenues, profits, costs, expenses, unrecognized costs (including those with respect to unvested stock-based compensation), cost savings, repatriation of funds, factory utilization rates, results of operations, tax liabilities, losses, capital spending, price changes (including product prices and raw material (such as steel) prices), profit margins, effective tax rates, depreciation or amortization expenses, amortization periods, stock repurchases, dividends, compensation arrangements, plans or amendments (including those related to profit sharing and stock-based compensation), record dates, company policies, corporate governance practices, documents or amendments (including charter or bylaw amendments, stockholder rights plans or similar arrangements), capital and corporate structure (including major stockholders, board structure and board composition), effects of changes in accounting standards, effects and expenses of mergers and acquisitions and related integrations, effects of changes in foreign exchange rates or interest rates, effects and costs of facility consolidations and expansions (including related savings), effects and costs of software program implementations (including related savings), labor relations, needs for additional facilities, materials and personnel, and the projected impact of any of the foregoing on our business, financial condition and results of operations. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “may,” “likely,” “potentially,” or similar expressions. Forward-looking statements are necessarily speculative in nature, are based on numerous assumptions, and involve known and unknown risks, uncertainties and other factors (some of which are beyond our control) that could significantly affect our operations and may cause our actual actions, results, financial condition, performance or achievements to be substantially different from any future actions, results, financial condition, performance or achievements expressed or implied by any such forward-looking statements. Those factors include, but are not limited to: (i) general economic cycles and construction business conditions; (ii) customer acceptance of our products; (iii) product liability claims, contractual liability, engineering and design liability and similar liabilities or claims, (iv) relationships with key customers; (v) materials and manufacturing costs; (vi) financial conditions of customers, competitors and suppliers; (vii) technological developments, including software development; (viii) increased competition; (ix) changes in regulations or industry practices; (x) litigation risks, (xi) changes in market conditions; (xii) governmental and business conditions in countries where our products are manufactured and sold; (xiii) effects of merger or acquisition activities; (xiv) actual or potential takeover or other change-of-control threats; (xv) changes in our plans, strategies, objectives, expectations or intentions; and (xvi) other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission, including this Annual Report on Form 10-K. See below “Part I, Item 1A — Risk Factors.” Each forward-looking statement contained in this Annual Report on Form 10-K is specifically qualified in its entirety by the aforementioned factors. In light of the foregoing, investors are advised to carefully read this Annual Report on Form 10-K in connection with the important disclaimers set forth above and are urged not to rely on any forward-looking statements in reaching any conclusions or making any investment decisions about us or our securities. Except as required by law, we do not intend and undertake no obligation to update, revise or publicly release any updates or revisions to any forward-looking statements hereunder, whether as a result of the receipt of new information, the occurrence of future events, the change of circumstances or otherwise. We further do not accept any responsibility for any projections or reports published by analysts, investors or other third parties.

Each of the terms the “Company,” “we,” “our,” “us” and similar terms used herein refer collectively to Simpson Manufacturing Co., Inc., a Delaware corporation and its wholly-owned subsidiaries, including Simpson Strong-Tie Company Inc., unless otherwise stated.

“Strong-Tie” and our other trademarks appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

PART I

Item 1. Business.

Company Background

The Company, through its wholly owned subsidiary, Simpson Strong-Tie Company Inc. ("SST"), designs, engineers and is a leading manufacturer of wood construction products, including connectors, truss plates, fastening systems, fasteners and pre-fabricated lateral systems used in light-frame construction, and concrete construction products used for concrete, masonry, steel construction and for concrete repair, protection and strengthening, including adhesives, chemicals, mechanical anchors, carbide drill bits, powder actuated tools and fiber reinforced materials. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself (“DIY”) markets. The Company also provides engineering services in support of some of its products and increasingly offers design and other software that facilitates the specification, selection and use of its products. The Company believes that the Simpson Strong-Tie brand benefits from strong brand name recognition among architects and engineers who frequently request the use of the Company’s products. The Company has continuously manufactured structural connectors since 1956.

Business Strategy

The Company attracts and retains customers by designing, manufacturing and selling products that are of high quality and performance, easy to use and cost-effective for customers. The Company aims to manufacture and warehouse its products in geographic proximity to its markets to provide availability and rapid delivery of products to customers and prompt response to customer requests for specially designed products and services. The Company maintains levels of inventory intended to operate with little backlog and fill most customer orders within a few days. High levels of manufacturing automation and flexibility allow the Company to maintain its quality standards while continuing to provide prompt delivery.

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

•
continuing to invest in mobile, web and software applications for customers, utilizing social media, blog posts and videos to connect and engage with customers and to help them do their jobs more efficiently; and

•	continuing to diversify product offerings to be less dependent on United States residential housing.

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

New Products. The Company commits substantial resources to new product development. The majority of SST’s products have been developed through its internal research and development program. SST’s research and development expense for the three years ended December 31, 2016, 2015 and 2014, was $9.9 million, $10.3 million, and $11.2 million, respectively. The Company believes it is the only United States manufacturer with the capability to test multi-story wall systems, thus enabling full scale testing rather than analysis alone to prove system performance. The Company’s engineering, sales, product management, and marketing teams work together with architects, engineers, building inspectors, code officials and customers in the new product development process.

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

The Company expanded its product offering in 2016 by adding:

•	new connectors for wood framing applications;

•	new cold formed steel connectors;

•	new structural screws for wood, metal and composite decking applications;

•	new mechanical anchors and a speed clean drill bit system;

•	new repair, protection and strengthening product formulations; and

•	new ornamental product line.

The Company intends to continue to expand its product offering.

Distribution channels. The Company seeks to expand its product and distribution coverage through several channels:

•
Distributors. The Company regularly evaluates its distribution coverage and the service levels provided by its distributors, and from time to time implements changes. The Company evaluates distributor product mix and conducts promotions to encourage distributors to add the Company’s products that complement the mix of product offerings in their markets.

•
Home Centers. The Company intends to increase penetration of the DIY markets by continuing to solicit home centers and increase product offerings. The Company’s sales force maintains on-going contact with home centers to work with them in a broad range of areas, including inventory levels, retail display maintenance and product knowledge training. The Company’s strategy is to ensure that the home center retail stores are fully stocked with adequate supplies of the Company’s products carried by those stores. The Company has further developed extensive bar coding and merchandising aids and has devoted a portion of its research efforts to the development of DIY products. The Company’s sales to home centers increased year-over-year in 2016, 2015 and 2014.

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

•
International Sales. The Company has established a presence in the European Community through acquisition of companies with existing customer bases and through servicing United States-based customers operating in Europe. The Company also distributes connector, anchor and epoxy products in Mexico, Chile, Australia, New Zealand, South Africa and the Middle East. The Company intends to continue to pursue and expand operations both inside and outside of the United States. Sales of some products may relate primarily to certain regions.

See “Item 1A — Risk Factors,” “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 14 — Segment Information” to the accompanying audited consolidated financial statements included in Part II, Item 8 — "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K (the "Company’s Consolidated Financial Statements").

Operating Segments and Geographic Areas

The Company is organized into three operating segments consisting of the North America, Europe and Asia/Pacific segments. The North America segment includes operations primarily in the United States and Canada. The Europe segment includes operations primarily in France, the United Kingdom, Germany, Denmark, Switzerland, Portugal, Poland, The Netherlands and Belgium. The Asia/Pacific segment includes operations primarily in Australia, New Zealand, South Africa, China, Taiwan, and Vietnam. These segments are similar in several ways, including similarities in the products manufactured and distributed, the types of materials used, the production processes, the distribution channels and the product applications. See “Note 14 — Segment Information” to the Company’s Consolidated Financial Statements for information regarding the assets, revenue and performance of each of the Company’s operating segments and geographic areas. Also see “Item 1A — Risk Factors.”

Products and Services

The Company manufactures and markets building and construction products and is a recognized brand name in residential and commercial applications. The product lines historically have encompassed connectors, anchors, fasteners, lateral resistive systems, truss plates, as well as repair and strengthening product lines for the marine, industrial and transportation markets. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 14 — Segment Information” to the Company’s Consolidated Financial Statements for financial information regarding revenues by product category.

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

Wood Construction Products. As described below, the Company’s wood construction products include (1) connectors, (2) truss plates, (3) fastening systems and (4) lateral systems, and are typically made of steel. The Company produces and markets over 16,000 standard and custom wood construction products. These products are used primarily to strengthen, support and connect wood joints in residential and commercial construction and DIY projects. The Company’s wood construction products contribute to structural integrity and resistance to seismic, wind and other forces. Applications range from commercial and residential building, to deck construction, to DIY projects.

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

3.
The Company’s fastener line includes various nails, screws and staples. Complementing these products is the Quik Drive auto-feed screw driving system used in numerous applications such as decking, subfloors, drywall and roofing.

4.	The Company’s lateral resistive systems are assemblies used to resist earthquake or wind forces and include Steel and Wood Shearwalls, Anchor Tiedown Systems (“ATS”) and steel moment frames.

Concrete Construction Products. As described below, the Company’s concrete construction products include (1) anchor products, and (2) construction repair, protection and strengthening products. The Company produces and markets over 2,000 standard and custom concrete construction products. The Company’s concrete construction products are composed of various materials including steel, chemicals and carbon fiber. They are used primarily to strengthen, anchor, support, repair and connect concrete joints in residential and commercial construction and DIY projects used to repair, protect and strengthen concrete, brick and masonry structures. The Company’s concrete construction products contribute to structural integrity and resistance to seismic, wind and other forces. Applications range from industrial, commercial, infrastructure and residential structures, to DIY projects. These products are sold in all segments of the Company worldwide.

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

Engineering and Design Services. The Company’s engineers not only design and test products, but also provide engineering support for customers in connection with a number of products that the Company manufactures and sells. This support might range from the discussion of a load value in a catalog to testing the suitability of an existing product in a unique application. For certain product lines, industry norms require that the Company’s engineers are more involved in the sales process. For example, in connection with the sale of our truss plates, the Company’s engineers review the output of the Company’s software to assist customers in ensuring that trusses are properly designed and specified, and in some instances seal design diagrams. Generally, in connection with any engineering services the Company provides, the Company’s engineers serve as a point of reference and support for the customer’s engineers and other service professionals, who ultimately determine and are responsible for the engineering approach to any project.

Sales and Marketing

The Company’s sales and marketing programs are implemented through its branch system. The Company currently maintains branches in California, Texas, Ohio, Canada, England, France, Germany, Denmark, Switzerland, Poland, Czech Republic, Portugal, Austria, The Netherlands, Ireland, Belgium, Sweden, Australia, New Zealand, South Africa and Chile. Each branch is served by its own sales force, warehouse and office facilities, while some branches have their own manufacturing facilities. Each branch is responsible for setting and executing sales and marketing strategies that are consistent both with the markets in the geographic area that the branch serves and with the goals of the Company. Branch sales forces in North America are supported by marketing managers in the home office in Pleasanton, California. The home office also coordinates issues affecting customers that operate in multiple regions. The sales force maintains close working relationships with customers, develops new business, calls on architects, engineers and building officials and participates in a range of educational seminars.

The Company dedicates substantial resources to customer service. The Company produces numerous publications and point-of-sale marketing aids to serve specifiers, distributors, retailers and users for the various markets that it serves. These publications include general catalogs, as well as various specific catalogs, such as those for its fastener products. The catalogs and publications describe the products and provide load and installation information. The Company also maintains several linked websites centered on www.strongtie.com, which include catalogs, product and technical information, code reports and other general information related to the Company, its product lines and promotional programs. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Manufacturing Process

The Company designs and manufactures most of its products. The Company has developed and uses automated manufacturing processes for many of its products. The Company’s innovative manufacturing systems and techniques have allowed it to control manufacturing costs, even while developing both new products and products that meet customized requirements and specifications. The Company’s development of specialized manufacturing processes has also permitted increased operating flexibility and enhanced product design innovation. As part of ongoing continuous improvement processes in its factories, the Company’s major North American and European manufacturing facilities initiated lean manufacturing practices to improve efficiency and customer service. The Company sources some products from third-party vendors, both domestically and internationally. The Company has 25 manufacturing locations in the United States, Canada, France, Denmark, Germany, Switzerland, Poland, Portugal, Belgium, Sweden, China and England.

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

Concrete Construction Products Manufacturing. The Company manufactures its concrete construction products at its facilities in Zhangjiagang, China, Addison, Illinois, Baltimore, Maryland, Cardet, France, Seewen, Switzerland, Malbork, Poland, and Elvas, Portugal. Based on current information and subject to future events and circumstances, the Company anticipates that by the end of the second quarter of 2017, it will finish consolidating the Addison and Baltimore facilities into a single manufacturing facility in West Chicago, Illinois. See "Item 2 — Properties." The mechanical anchor products are produced with a high level of automation. Some products, such as epoxy and adhesive anchors, are mixed in batches and are then loaded into one-part or two-part dispensers, which mix the product on the job site because set-up times are usually very short. In addition, the Company purchases a number of products, powder actuated pins, tools and accessories and certain of its mechanical anchoring products, from various sources around the world. These purchased products undergo inspections on a sample basis for conformance with ordered specifications and tolerances before being distributed.

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

The steel industry is highly cyclical and prices for the Company’s raw materials are influenced by numerous factors beyond the Company’s control. The steel market continues to be dynamic, with a high degree of uncertainty about future pricing trends. Given current conditions, labor union contract negotiations, anti-dumping and countervailing duty trade cases filed by United States steel producers in 2015 and 2016, and the current political climate regarding international trade, the Company currently expects that the high degree of uncertainty regarding steel prices will continue. Numerous factors may cause steel prices to increase in the future. In addition to increases in steel prices, steel mills may add surcharges for zinc, energy and freight in response to increases in their costs. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company historically has not attempted to hedge against changes in prices of steel or other raw materials.

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

Acquisitions and Expansion into New Markets

In August 2016, the Company purchased all of the outstanding shares of Multi Services Dêcoupe S.A. ("MS Decoupe"), a Belgium public limited company, for $6.9 million. MS Decoupe primarily manufactures and distributes connectors for wood construction, as well as plastic and metal label products, in Belgium and the Netherlands, including distributing the Company's products manufactured at the Company's production facility in France. With this acquisition, the Company expects to be able to offer the Belgium market a wider-range of its products, shorten delivery lead times, and expand the Company's sales presence into the Netherlands. The Company's provisional measurement of assets acquired and liabilities assumed included cash and cash equivalents of $1.5 million, other current assets of $2.1 million, non-current assets of $5.0 million, current liabilities of $0.7 million and non-current deferred income tax liabilities of $1.0 million. Included in non-current assets was goodwill of $1.8 million, which was assigned to the Europe segment, and intangible assets of $1.2 million, both of which are not subject to tax-deductible amortization. The estimated weighted-average amortization period for the intangible assets is 7 years.

In December 2015, the Company purchased all of the business assets, including intellectual property, from Blue Heron Enterprises, LLC, and Fox Chase Enterprises, LLC (collectively, "EBTY"), both New Jersey limited liability companies, for $3.4 million in cash. EBTY manufactured and sold hidden deck clips and associated products and systems. The Company's measurement of assets acquired included goodwill of $2.0 million, which was assigned to the North America segment, and intangible assets of $1.1 million, both of which are subject to tax-deductible amortization. Net assets consisting of inventory and equipment accounted for the balance of the purchase price.

The Company’s growth potential depends, to some extent, on its ability to penetrate new markets, both domestically and internationally. See “Business Strategy” above. The Company currently intends as part of its expansion strategy to continue to pursue acquisitions of product lines or businesses. See “Note 2 — Acquisitions” and “Note 15 — Subsequent Events” to the Company’s Consolidated Financial Statements, as well as “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Employees and Labor Relations

As of December 31, 2016, the Company had 2,647 full-time employees, of whom 1,130 were hourly employees and 1,517 were salaried employees. The Company believes that its overall compensation and benefits for the most part meet industry averages and that its relations with its employees are good.

A significant number of the employees at two of the Company’s facilities are represented by labor unions and are covered by collective bargaining agreements. The Company’s facility in Stockton, California, is a union facility with two collective bargaining agreements, one with tool and die craftsmen and maintenance workers and the other with sheetmetal workers. These two contracts will expire in July and September 2019, respectively. The Company’s facility in San Bernardino County, California, also has two collective bargaining agreements, one with tool and die craftsmen and maintenance workers and the other with sheetmetal workers. These two contracts will expire in February 2017 and June 2018, respectively. The Company expects to agree with the San Bernardino tool and die craftsman and maintenance workers union to extend the existing labor union contract that expires in February 2017, while the parties are negotiating a new agreement. Based on current information and subject to future events and circumstances, the Company believes that, even if a new agreement is not reached before the existing labor union contract expires, it is not likely to have a material adverse effect on the Company’s ability to provide products to customers or on the Company’s profitability. See “Item 1A — Risk Factors.”

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

Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes thereto, before you decide to buy or hold shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. We may not be able to control any of those risks and uncertainties. If any of those risks and uncertainties, whether described below or not, actually occurs, our business, results of operations, financial condition and future prospects could be materially and adversely affected, and you may lose all or part of your investment.

To facilitate a review of our risk factors, we have organized our risk factors into general groups of risks, including “General Business Risks,” “Products, Services, and Sales Risks,” “Technological and Intellectual Property Risks,” “Regulatory Risks,” “Capital Expenditures, Expansions, Acquisitions and Divestitures Risk,” “International Operations Risks,” “Capital and Company Structure Risks,” “Employee Risks,” and “Other Risks.” The grouping of risks is to facilitate your review only, and no ranking of importance of risks or other inference should be made on account of such groups.

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

Additionally, declines in commercial and residential construction, such as housing starts and remodeling projects, which generally occur during economic downturns, have in the past significantly reduced, and in the future can be expected to reduce, the demand for our products and our stock price.

Our sales are seasonal and we have little control over the timing of customer purchases. If we miss seasonal forecasts or customers purchase our products in different quarters than we or analysts expect, our stock could materially decline.

Our sales are seasonal, with operating results varying from quarter to quarter. With some exceptions, our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters, as customers tend to purchase construction materials in the late spring and summer months for the construction season. In addition, weather conditions, such as unseasonably warm, cold or wet weather, which affect, and sometimes delay or accelerate installation of some of our products, may significantly affect our results of operations. Sales that we anticipate in one quarter may occur in another quarter, affecting both quarters’ results. If our operating results for a quarter are below the expectations of analysts and investors, it could have a material adverse effect on our stock price.

In addition, we typically ship orders as we receive them and maintain such inventory levels to allow us to operate with little backlog. The efficiency of our inventory system is closely tied to our ability to accurately predict seasonal and quarterly variances. Further, our planned expenditures are also based primarily on sales forecasts. When sales do not meet our expectations, our operating results will be reduced for the relevant quarters, as we will have already incurred expenses based on those expectations. This could result in a material decline in our stock price.

We operate in a competitive industry, and if we fail to anticipate and react appropriately to competitors, technological changes, changing industry trends and other competitive forces our sales and profit margins will decline.

Our ability to compete effectively depends upon our ability to meet changing market conditions and develop enhancements to our products on a timely basis in order to maintain our competitive advantage. Many of our competitors have greater financial and other resources than we do. Our continued growth depends upon our ability to develop additional products, services and technologies that meet our customers’ expectation of our brand and quality. There can be no assurance that we will be successful in developing and marketing new products, product enhancements and additional technologies, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that our new products and product enhancements will adequately meet the requirements of the marketplace, or will achieve market acceptance.

Further, one of the core elements of our strategy is to provide high quality products and customer services. Many of our competitors are dedicating increasing resources to competing with us, especially as our products and services become more affected by technological advances and software innovations. Some of our competitors have more experience producing software and other technology-driven solutions. As a result, we are dedicating increasing resources to research and development in new and changing technologies in order to stay competitive and provide high quality and innovative products and services. These increased expenditures could reduce our operating results.

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

Our future growth may depend on our ability to develop new products and penetrate new markets, which could reduce our profitability.

Our future success depends upon our continued investment in research and new product development and our ability to continue to develop new products that allow us to expand into new markets. Expansion into new markets and the development of new products may involve considerable costs and may not generate sufficient revenue to be profitable or cover the costs of development. We might not be able to penetrate these product markets and any market penetration that occurs might not be timely or profitable. We may be unable to recoup part or all of the significant investments we will have made in attempting to penetrate new markets.
Product, Services and Sales Risks
Design defects, labeling defects, product formula defects, inaccurate chemical mixes, product recalls and/or product liability claims could harm our reputation, sales and financial results.

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

Many of our products are integral to the structural soundness or safety of the structures in which they are used. If any flaws or deficiencies exist in our products and if such flaws or deficiencies are not discovered and corrected before our products are incorporated into structures, the structures could be unsafe or could suffer severe damage, such as collapse or fire, and personal injury or death could result. Errors in the installation of our products, even if the products are free of flaws and deficiencies, could also cause personal injury or death and unsafe structural conditions. To the extent that such damage or injury is not covered by our product liability insurance and we are held to be liable, we could be required to correct such damage and to compensate persons who might have suffered injury or death, and our reputation, business and financial condition could be materially and adversely affected.

Even if a flaw or deficiency is discovered before any damage or injury occurs, we may need to refund customers and/or repair or recall products (to the extent possible), and we may be liable for any costs necessary to replace recalled products or retrofit or remedy the affected structures. Any such recall, retrofit or other remedy could entail substantial costs and adversely affect our reputation, sales and financial condition. We do not carry insurance against recall costs or the adverse business effect of a recall, and our product liability insurance may not cover retrofit or other remedy costs.

As a result of the nature of many of our products and their use in construction projects, claims (including product warranty claims and claims resulting from a natural disaster) may be made against us with regard to damage or destruction of structures incorporating our products whether or not our products failed. Any such claims, if asserted, could require us to expend material time and efforts defending the claim and may materially and adversely affect our business and financial condition. Costs associated with resolving such claims (such as repair or replacement of the affected parts) could be material and may exceed any amounts reserved in our consolidated financial statements.

While we generally attempt to limit our contractual liability and our exposure to price or expense increases, we may have uncapped liabilities or significant exposure under some contracts, and could suffer material losses under such contracts.

We enter into many types of contracts with our customers, suppliers and other third parties, including in connection with our expansion into new markets and new product lines. Under some of these contracts, our overall liability may not be limited to a specified maximum amount or we may have significant potential exposure to price or expense increases. If we receive claims under these contracts or experience significant price increases or comparable expense increases, we may incur liabilities significantly in excess of the revenues associated with such contracts, which could have a material adverse effect on our results of operations.

Our software provides some design functions to customers, and we increasingly are involved both in product sales and engineering services. Any software errors or deficiencies or failures in our engineering services could have material adverse effects on our operations and financial condition.

Our design software increasingly facilitates the creation by customers of complex construction and building designs and we increasingly are involved both in product sales and engineering services. Our software is extremely complex and is continually being modified and improved. As a result, it may contain defects or errors and new versions may introduce new defects and errors. While we have attempted to limit our potential liability for the failure of any designs created by our software, as a result of defects in our software, the structures could be unsafe or could suffer severe damage, such as collapse or fire, and personal injury or death could result. Errors in construction unconnected with our design could also cause personal injury or death and unsafe structural conditions, even if our software design is sufficient. To the extent that a structure designed by our software suffers any failure or deficiency, we could be required to correct deficiencies and may become involved in litigation, even if our software design was not the cause of such deficiency. Further, if any damage or injury is not covered by our insurance and we are held to be liable, we could be required to correct such damage and to compensate persons who might have suffered injury, and our reputation, business and financial condition could be materially and adversely affected.

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

Our largest customers accounted for a significant portion of net sales for the years ended December 31, 2016, 2015 and 2014. Any reduction in, or termination of, our sales to these customers would at least temporarily, and possibly on a longer term basis, cause a material reduction in our net sales, income from operations and net income. Such a reduction in or elimination of our sales to any of our largest customers would increase our relative dependence on our remaining large customers.

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

We depend on third parties for transportation services and the lack of availability of transportation and/or increases in cost could materially adversely affect our business and operations.

Our business depends on the transportation of both finished goods to our customers and distributors and the transportation of raw materials to us. We rely on third parties for transportation services of these items, which services are occasionally in high demand (especially at the end of calendar quarters) and/or subject to price fluctuations.

If the required supply of transportation services is unavailable when needed, our manufacturing processes may be interrupted or we may be unable to sell our products at full value, or at all. This could harm our reputation, negatively impact our customer relationships and have a material adverse effect on our financial condition and results of operation. In addition, a material increase in transportation rates or fuel surcharges could have a material adverse effect on our profitability.

Technological and Intellectual Property Risks
Our recent efforts to increase our technology offerings and integrate new software and application offerings may prove unsuccessful and may affect our future prospects.

Our industry has experienced increased complexity in some home design and builders are more aggressively trying to reduce their costs. One of our responses has been to design and market sophisticated software to facilitate the design and marketing of our product systems. We have continued to commit substantial resources to our software development endeavors in recent years and expect that trend to continue in 2017.

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

Other parties have in the past and may in the future claim that our products or processes infringe their intellectual property rights. We may incur substantial costs and liabilities in investigating, defending and resolving such claims, whether or not they are meritorious, which may materially reduce our profitability and materially and adversely affect our business and financial condition. Litigation can be disruptive to normal business operations and may result in adverse rulings or decisions. If any such infringement claim is asserted against us, we may be required to obtain a license or cross-license, modify our existing technology or design a new non-infringing technology, any of which could be costly and time-consuming. A ruling against us in an infringement lawsuit could include an injunction barring our production or sale of any infringing product. A damages award against us could include an award of royalties or lost profits and, if the court finds willful infringement, treble damages and attorneys’ fees.

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

Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors or other agents or representatives. Security breaches of our infrastructure could create system disruptions, shutdowns or unauthorized disclosures of confidential information. Despite the security measures we have in place, our facilities and systems, and those of the retailers, dealers, licensees and other third party distributors with which we do business, may be vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer, employee, supplier or Company information, whether by us or by the retailers, dealers, licensees and other third party distributors with which we do business, could result in losses, severely damage our reputation, expose us to the risks of litigation and liability (including regulatory liability), disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

We publicly post our privacy policies and practices concerning our processing, use, and disclosure of personally identifiable information on our website. The publication of our privacy policy and other statements we publish that provide assurances about privacy and security can subject us to potential federal, state, or other regulatory action if they are found to be deceptive or misrepresentative of our practices.

We may experience delays or outages in our information technology system and computer networks.

We may be subject to information technology system failures and network disruptions. These may be caused by delays or disruptions due to system updates, natural disasters, malicious attacks, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins or similar events or disruptions.

Despite our security measures, our systems could be vulnerable to disruption, and any such disruption could negatively affect our financial condition and results of operations.

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

Our manufacturing operations involve the use of solvents, chemicals, oils and other materials that are regarded as hazardous or toxic. We also use complex and heavy machinery and equipment that can pose severe safety hazards, especially if not properly and carefully used. Some of our products also incorporate materials that are hazardous or toxic in some forms, such as zinc and lead used in some steel galvanizing processes, chemicals used in our acrylic and epoxy anchoring products, and chemicals used in our concrete repair, strengthening and protecting products. The gun powder used in our powder-actuated tools is explosive. We have in the past, and may in the future, need to take steps to remedy our failure to properly label, store, transport, use and manufacture such toxic and hazardous materials.

If we do not obtain all material licenses and permits required by environmental, health and safety laws and regulations, we may be subject to regulatory action by governmental authorities. If our policies and procedures are flawed, or our employees fail or neglect to follow our policies and procedures in all respects, we might incur liability. Relevant laws and regulations could change or new ones could be adopted that require us to incur substantial expense to comply.

Complying or failing to comply with conflict minerals regulations could materially and adversely affect our supply chain, our relationships with customers and suppliers and our financial results.

We are currently subject to conflict mineral disclosure regulations in the U.S. and may be affected by new regulations concerning conflict and similar minerals adopted by other jurisdictions where we operate. While we have been successful to date in adapting to such regulations, we have and will continue to incur added costs to comply with the disclosure requirements, including costs related to determining the source of such minerals used in our products. We may not be able to ascertain the origins of such minerals that we use and may not be able to satisfy requests from customers to certify that our products are free of conflict minerals. These requirements also could constrain the pool of suppliers from which we source such minerals. We may be unable to obtain conflict-free minerals at competitive prices. Such consequences will increase costs and may materially and adversely affect our manufacturing operations and profitability.

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

We pursue acquisitions of product lines or businesses as one of our key growth strategies. We compete for acquisitions with other potential acquirers, some of which have greater financial or operational resources than we do. As a result, we may not be able to identify suitable acquisition candidates or strategic opportunities. Any acquisitions we undertake involve numerous risks, including, for example:

•	inadequate access to information and/or due diligence of acquired businesses;

•	diversion of management’s attention from other business concerns;

•	overvaluation of acquired businesses;

•
difficulties assimilating the operations and products of acquired businesses, including expensive and time consuming integration costs such as employee redeployment, relocation or severance, combining teams and processes in various functional areas, reorganization or closures of facilities, and relocation or disposition of excess equipment;

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

We have terminated in the past and may terminate in the future product lines or businesses if we determine that the cost of operating them is not warranted by their expected profitability. For example, we closed our sales offices in China, Thailand and Dubai in 2015. There are significant costs with such divestitures, which could materially and adversely affect our sales, assets, profitability and financial condition.

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

If our cash requirements for working capital or to fund our growth or acquisitions increase to a level that exceeds the amount of cash that we generate from operations and have available through our current credit arrangements, we will need to seek additional financing. Additional or new borrowings may not be available on reasonable terms, or at all. Our ability to raise money by issuing and selling shares of our common or preferred stock depends on general market conditions and the demand for our stock. If we sell stock, our existing stockholders could experience substantial dilution. Our inability to secure additional financing could prevent the expansion of our business, internally and through acquisitions.

If we change significantly the location, nature or extent of some of our manufacturing operations, we may reduce our net income.

If we decide to change significantly the location, nature or extent of a portion of our manufacturing operations, we may need to record an impairment of our goodwill. Our goodwill totaled $124.5 million at December 31, 2016. Recording an impairment of our goodwill correspondingly reduces our net income. Other changes or events in the future could further impair our recorded goodwill, which could also materially and adversely affect our profitability.
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

International construction standards, techniques and methods differ from those in the United States. Laws and regulations applicable in new markets may be unfamiliar to us. Compliance may be substantially more costly than we anticipate. As a result, we may need to redesign our products, or invent or design new products, to compete effectively and profitably in international markets. Inflation in emerging markets may also make our products more expensive there and increases the market and credit risks that we are exposed to.

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

As a result of our expanded international operations, we face increasing compliance and regulatory oversight related to operating in foreign countries. The foreign and U.S. laws and regulations that are applicable to our operations are complex and may increase the costs of regulatory compliance, or limit or restrict the products or services we sell or subject our business to the possibility of regulatory actions or proceedings. The United States Foreign Corrupt Practices Act, and other similar laws and regulations, generally prohibit companies and their intermediaries from making improper payments to foreign governmental officials for the purpose of obtaining or retaining business. While our policies mandate compliance with applicable laws and regulations, including anti-bribery laws and other anti-corruption laws, we cannot guarantee that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

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

We are subject to a number of export, import and economic sanction regulations, including the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and U.S. sanction regulations administered by the U.S. Department of Treasury, Office of Foreign Assets (“OFAC”). Foreign governments where we have operations also implement export, import and sanction laws and regulations, some of which may be inconsistent or conflict with ITAR and EAR. Where we face such inconsistencies, it may be impossible for us to comply with all applicable regulations.

If we do not obtain all necessary import and export licenses required by applicable export and import regulations, including ITAR and EAR, or do business with sanctioned countries or individuals, we may be subject to fines, penalties and other regulatory action by governmental authorities, including, among other things, having our export or import privileges suspended. Even if our policies and procedures for exports, imports and sanction regulations comply, but our employees fail or neglect to follow them in all respects, we might incur similar liability.

Any changes in applicable export, import or sanction laws or regulations or any legal or regulatory violations could materially and adversely affect our business and financial condition.

Our manufacturing facilities in China complicate our supply and inventory management.

We maintain manufacturing capability in various parts of the world, in part to allow us to serve our customers with prompt delivery of needed products. Such customer service is a significant factor in our efforts to compete with larger companies that have greater resources than we have. In recent years, we have substantially expanded our manufacturing in China. Nearly all of our manufacturing output in China was and is currently intended for export to other parts of the world. Because of the great distances between our manufacturing facilities in China and the markets to which the products made there will be shipped, we may have difficulty providing adequate service to our customers, which may put us at a competitive disadvantage. Our attempts to provide prompt delivery may necessitate that in China we produce and keep on hand substantially more inventory of finished products than would otherwise be needed. Inventory fluctuations can materially and adversely affect our margins, cash flow and profits. Any tariffs, duties, taxes, penalties imposed by the United States on imports from China would negatively affect our inventory management and profits.

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
As of December 31, 2016, we held $87.2 million in cash outside the U.S. as a result of operations from our international subsidiaries, and any repatriation of funds currently held in foreign jurisdictions to the U.S. may result in higher effective tax rates for us. In addition, there have been proposals from Congress to change U.S. tax laws that would significantly impact how U.S. multinational corporations like us are taxed on foreign earnings.
Recent changes in applicable law regarding the transfer of personally identifiable information by U.S. companies doing business in the European Union could lead us to spend significant resources trying to comply with the newly developed rules. We may not succeed in meeting such requirements, and we may face governmental actions and suffer business losses.
We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Policy Principles and compliance with the Safe Harbor Frameworks as agreed to and set forth by the European Commission and the United States, which established a means for legitimating the transfer of personally identifiable information by U.S. companies doing business in the European Union (“EU”) to the U.S. As a result of an October 6, 2015, European Union Court of Justice (“ECJ”) opinion, the Safe Harbor Framework no longer provides a lawful basis to transfer data from the EU to the U.S. On February 2, 2016, the European Commission and the United States agreed on a new framework for transatlantic data sharing; the Privacy Shield. The Privacy Shield aims to strengthen protections of European personal data and monitoring and enforcement of such protections in the U.S., compared to that provided under the prior Safe Harbor Frameworks.
In light of that ECJ opinion and the Privacy Shield, we have made and continue to engage in additional compliance efforts when transferring certain data from the EU. We may be unsuccessful in complying with the new EU data transfer requirements, and as a result, we may be at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure all data transfers to us from the EU are in compliance with applicable law. We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business.
Capital Structure and Stock Risks
A stockholder controls approximately 14% of the outstanding shares of our common stock, which may reduce other stockholders' ability to influence our affairs.
As of December 31, 2016, Sharon Simpson controlled, directly and indirectly, approximately 14% of the then outstanding shares of our common stock. Ms. Simpson, therefore, has significant influence with respect to our corporate matters requiring stockholder approval such as the election of our directors and proposals that come before the stockholders at the annual meeting or other special meetings.

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

All of the outstanding shares of our common stock are freely tradable without restriction under the Securities Act of 1933, as amended (the "Securities Act"), other than shares of our common stock held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. There were 6,844,696 million shares held by our affiliates as of February 26, 2017. In addition as of December 31, 2016, options to purchase 0.3 million shares of our common stock were outstanding and exercisable and restricted stock units with respect to 0.6 million shares of our common stock were unvested.
If a substantial number of shares of our common stock are sold in the public market pursuant to Rule 144 by our affiliates or issued upon the exercise of our outstanding options, the trading price of our common stock in the public market could be adversely affected.
Delaware law and our corporate governance documents contain anti-takeover provisions that could deter takeover attempts that might otherwise be beneficial to our stockholders.

Provisions of Delaware law could make it more difficult for a third party to acquire us. Section 203 of the Delaware General Corporation Law may make the acquisition of the Company and the removal of our incumbent officers and directors more difficult for potential acquirers by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring us without the consent of our Board of Directors for at least three years from the date they first hold 15% or more of the voting stock.

As of February 28, 2017, we also have the following protective measures, among others:

•	Under our current classified board structure, only a portion of our Board of Directors is elected at each annual meeting.

•	Stockholders cannot call special meetings of the stockholders and cannot take action by written consent.

•	A change in the composition of our Board of Directors that is not approved by the existing Board of Directors could trigger a default under our existing credit facilities.

These measures reduce the opportunity for a third party to launch a proxy contest to take control of the Company to once per year. These provisions may discourage, delay or prevent a merger or acquisition of the Company, including a transaction that may offer a premium price for our common stock.

We will continue to incur increased costs as a result of being a publicly-traded company, including costs arising from the scrutiny of our business, practice and governance as a publicly-traded company.

As a U.S. public company, we are generally subject to the reporting and other requirements of applicable federal and state securities laws, rules and regulations and scrutiny by stockholders and proxy advisors. Compliance with these laws, rules and regulations and attending to stockholder requests, requires us to continue to incur significant legal, accounting and other expenses and costs, makes some activities more difficult, time-consuming or costly and increases demands on our systems and resources, and may continue to do so. For example, we recently expended significant time and resources in terminating our stockholder rights plan, creating a compensation recovery policy and an anti-hedging and anti-pledging policy, redesigning our executive compensation program and responding to other requests from our stockholders. We continue to implement strategic and board initiatives to comply with recent and updated best-practices related to our public company status and respond to stockholder feedback, and expect that will have to continue to allocate significant time and resources to such endeavors.

In addition, as a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, brand and reputation and results of operations.
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

In order to attract and retain executives and other key employees, we must provide a competitive compensation package, including cash and stock-based compensation. Our primary form of stock-based compensation is restricted stock units (“RSUs”). We have issued a substantial number of RSUs in various forms to our management and staff. We cannot guarantee that such stock-based incentive awards are tax deductible. As a result, we may be required to pay additional tax on stock-based compensation to our employees.

If the anticipated value of our stock-based incentive awards does not materialize so that they cease to be viewed as valuable, if our profits decrease, or if our total compensation package is not viewed as competitive, our ability to attract, retain and motivate executives and key employees could be weakened. The failure to successfully hire and retain executives and key employees or the loss of any executives and key employees could have a significant impact on our operations.

Any work stoppage or interruption by employees could materially and adversely affect our business and financial condition.

A significant number of our employees are represented by labor unions and covered by collective bargaining agreements that will expire in 2017, 2018 and 2019. Although we believe that our relations with our employees are generally good, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial position and liquidity.

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

We are required to perform impairment tests on our goodwill, indefinite-lived intangible assets and definite-lived intangible assets annually or at any time when events occur that could affect the value of such assets. To determine whether a goodwill impairment has occurred, we compare fair value of each of our reporting units with its carrying value. In the past, these tests have led us to incur significant impairment charges. Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, adverse actions by regulatory authorities, unanticipated competition, loss of key customers or changes in technology or markets, can require a charge for impairment that can materially and adversely affect our reported net income and our stockholders’ equity.

Failure of our internal control over financial reporting or our accounting systems could harm our business and financial results.

Because of the inherent limitations of internal control, our internal control over financial reporting might not detect or prevent misstatement of our consolidated financial statements. We have used a commercially available Microsoft accounting software system in connection with our operations in the United States, Europe and Asia. Defects in that third-party system, our other accounting systems, or their implementation could result in errors in our consolidated financial statements. Our growth and entry into globally dispersed markets puts significant additional pressure on our internal control system. Failure to maintain an effective internal control system could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, cause investors to lose confidence in the accuracy and completeness of our financial reports, and subject us to regulatory investigations. As a result, our business and the market price of our common stock could be materially and adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns its home office in Pleasanton, California, and its principal United States manufacturing facilities in Stockton and San Bernardino County, California, McKinney, Texas, West Chicago, Illinois, Columbus, Ohio, and Gallatin, Tennessee. The principal manufacturing facilities located outside the United States, the majority of which are owned, are in Canada, France, Denmark, Germany, Poland, Switzerland, Sweden, Portugal and China. The Company also owns and leases smaller manufacturing facilities, warehouses, research and development facilities and sales offices in the United States, the United Kingdom, Europe, Asia, Australia, New Zealand, South Africa and Chile. As of February 28, 2017, the Company’s owned and leased facilities were as follows:

	Number
	Of	Approximate Square Footage
	Properties	Owned	Leased	Total
		(in thousands of square feet)
North America	26	2,323	675	2,998
Europe	22	519	330	849
Asia/Pacific	12	175	39	214
Administrative and all other	3	368	—	368
Total	63	3,385	1,044	4,429

The Company’s properties, in management’s opinion, are maintained in good operating condition. The Company’s manufacturing facilities are equipped with specialized equipment and use extensive automation. The Company considers its existing and planned facilities to be adequate for its operations as currently conducted and as planned through 2017. The Company’s leased facilities typically have renewal options and have expiration dates through 2026. The Company believes it will be able to extend leases on its various facilities as necessary, as they expire. The manufacturing facilities currently are being operated with at least one full shift. Based on current information and subject to future events and circumstances, the Company anticipates that it may require additional facilities to accommodate possible future growth.

In December 2015, the Company purchased for $12.6 million a manufacturing facility in West Chicago, Illinois, for the purposes of combining the operations of two leased chemical facilities into one owned facility. During 2016, the Company incurred $7.3 million in improvement costs to build out the new facility. In 2016, the Company approved the expansion of the McKinney facility. Based on current information and subject to future events and circumstances, the Company estimates that the expansion will cost $17.0 million to $19.0 million and will be completed by the end of 2017.

The Company retained its real estate in Vacaville, California. The Company leased that facility to M&G Dura-Vent, Inc. for approximately $0.9 million per year for ten years. These properties are classified under the “Administrative & All other” segment.

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

As of February 28, 2017, the Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to the Company’s business, which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

The information presented below is our historical data and not necessarily indicative of our future financial condition or results of operations.

The Company’s common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “SSD.” The following table shows the range of high and low closing sale prices per share of our common stock as reported by the NYSE and dividends declared per share of our common stock for each quarter of the two most recent fiscal years indicated below, respectively:

	Market Price		Dividends Declared
Quarter	High	Low
2016
Fourth	$48.17	$40.88	$0.18
Third	45.27	39.32	0.18
Second	39.97	37.25	0.18
First	38.17	30.49	0.16
2015
Fourth	$38.40	$33.59	$0.16
Third	37.01	32.94	0.16
Second	37.41	32.78	0.16
First	37.78	31.73	0.14

Record Holders

As of February 13, 2017, there were 9,484 holders of record of the Company’s common stock. Because many of our shares of common stock are held by brokers and other nominees on behalf of stockholders, including in trust, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

The Company declared dividends of $0.14 per share of our common stock in the first quarter of 2015 and $0.16 per share of our common stock in each of the second, third and fourth quarters of 2015. The Company declared dividends of $0.16 per share of our common stock in the first quarter of 2016, and $0.18 per share of our common stock in each of the second, third and fourth quarters of 2016. On January 30, 2017, the Company declared a dividend of $0.18 per share of our common stock. See "Note 15 — Subsequent Events" to the Company's Consolidated Financial Statements. Future dividends, if any, will be determined by the Company’s Board of Directors, based on the Company’s future earnings, cash flows, financial condition and other factors deemed relevant by the Board of Directors. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

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

The graph below compares the cumulative total stockholder return on the Company’s common stock from December 31, 2011, through December 31, 2016, with the cumulative total return on the S&P 500 Index (a broad equity market index) and the Dow Jones U.S. Building Materials & Fixtures Index (a published industry or line-of-business index) over the same period (assuming the investment of $100 in the Company’s common stock and in each of the indices on December 31, 2011, and reinvestment of all dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Simpson Manufacturing Co., Inc., the S&P 500 Index
and the Dow Jones US Building Materials & Fixtures Index

$350
$300
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
Simpson Manufacturing Co., Inc.
S&P 500
Dow Jones US Building Materials & Fixtures

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below presents the monthly repurchases of shares of our common stock in the fourth quarter of the fiscal year ended December 31, 2016.

	(a)		(b)	(c)		(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2016	—		N/A	—		$78.0 million
November 1 - November 30, 2016	154,156	(1)	43.95	154,156	(2)	$71.5 million
December 1 - December 31, 2016	—		N/A	—		$71.5 million
Total	154,156

(1)	All purchases were made pursuant to a publicly announced repurchase plan or program. See footnote (2) to this table.

(2)
At its meeting in August 2016, the Company’s Board of Directors authorized the Company to repurchase up to $125.0 million of the Company’s common stock through 2017. This authorization increased and extended the $50.0 million repurchase authorization from February 2016 and will remain in effect through the end of 2017. In August 2016, the Company entered into a Supplemental Confirmation with Wells Fargo Bank, National Association for a $50.0 million accelerated share repurchase program (the “2016 ASR Agreement”). In 2016, the Company repurchased 1,244,003 shares of its common stock, which included the 1,137,656 shares pursuant to the 2016 ASR agreement, at a cost of approximately $53.5 million. See “Note 1 — Stock Repurchase Program” to the Company’s Consolidated Financial Statements.

Item 6. Selected Financial Data.

You should read the following selected consolidated financial data in conjunction with Part II, Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company’s Consolidated Financial Statements and the related Notes thereto, including any discussion of accounting changes, business combinations or dispositions of business operations therein, to fully understand factors that may affect the comparability of the information presented below.

The consolidated statements of operations data for each of the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheets data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included in the Company's Consolidated Financial Statements. The consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheets data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements, except as otherwise noted, that are not included in this Annual Report on Form 10-K. The information presented below is our historical data and not necessarily indicative of our future financial condition or results of operations. The financial data below includes the results of operations of acquired companies beginning on the dates of acquisition. For a summary of recent acquisitions that took place during the fiscal years ended December 31, 2016, 2015 and 2014, see “Note 2 — Acquisitions” to the Company’s Consolidated Financial Statements.

	Years Ended December 31,
(in thousands, except per-share data)	2016	2015	2014	2013	2012
Statement of Operations Data:
Net sales	$860,661	$794,059	$752,148	$705,322	$656,231
Cost of sales	448,211	435,140	410,118	391,791	373,759
Gross profit	412,450	358,919	342,030	313,531	282,472
Research and development and other engineering expense	46,248	46,196	39,018	36,843	35,919
Selling expense	98,343	90,663	92,031	85,102	82,364
General and administrative expense	129,162	113,428	111,500	108,070	99,968
Impairment of goodwill	—	—	530	—	2,346
Net loss (gain) on disposal of assets	(780)	(389)	(325)	2,038	166
Income from operations	139,477	109,021	99,276	81,478	61,709
Interest income (expense), net	(577)	(342)	46	86	212
Income from operations	138,900	108,679	99,322	81,564	61,921
Provision for income taxes	49,166	40,791	35,791	30,593	20,003
Net income	$89,734	$67,888	$63,531	$50,971	$41,918
Earnings per share of common stock:
Basic	$1.87	$1.39	$1.30	$1.05	$0.87
Diluted	$1.86	$1.38	$1.29	$1.05	$0.87
Cash dividends declared per share of common stock	$0.700	$0.620	$0.545	$0.375	$0.625

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Balance Sheet Data:
Working capital	$476,451	$494,308	$509,838	$464,901	$402,538
Property, plant and equipment, net	232,810	213,716	207,027	209,533	213,452
Goodwill	124,479	123,950	123,881	129,218	121,981
Total assets	979,974	961,309	973,065	953,613	890,322
Line of credit and long-term debt, including current portion	—	—	18	103	178
Total liabilities	114,132	111,485	109,600	112,334	100,754
Total stockholders’ equity	865,842	849,824	863,465	841,279	789,568

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the financial condition and results of operations, unless stated otherwise, for the Company for the fiscal years ended December 31, 2016, 2015 and 2014, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following discussion and analysis contain forward-looking statements as discussed in the “Note About Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K and should be read in conjunction with the Company's Consolidated Financial Statements and related Notes included therein. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those plans, estimates, and beliefs. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly "Item 1A — Risk Factors."

Overview

To avoid fractional percentages, all percentages presented in this "Overview" section were rounded to the nearest whole number except for the estimated full-year 2017 gross profit margin.

The Company's strategy is to grow its building material product offerings and geographic sales footprint so it is not so heavily dependent on North America housing starts. It is focused on expanding sales in wood products by introducing new products into markets it currently operates in or entering new geographic markets, such as countries in Europe. New wood products, such as fasteners, may be internally developed or acquired. The Company is also focused on growing its concrete products business in all segments it operates in and will also search for new acquisition opportunities, such as concrete repair. The Company's strategy is to grow into new markets and products while leveraging its strengths in engineering, sales and distribution, and strong brand name.

The Company designs, manufactures and sells building construction products that are of high quality and performance, easy to use and cost-effective for customers. It operates in three business segments determined by geographic region; North America, Europe and Asia/Pacific. See "Note 14 — Segment Information."

•
The North America segment sells both wood and concrete construction products and has been highly dependent on housing starts. The Company has made efforts to be less dependent on new housing construction by expanding its line of concrete construction products. North America concrete construction product net sales increased 22% in 2016 from 2014 net sales, primarily due to improved economic conditions, partly offset by the negative effects of foreign currency translation. To improve operating efficiencies, during the third quarter of 2016, the Company initiated a multi-year plan to increase its North America connector factory production efficiency, aiming to achieve a 75% factory utilization rate on two full shifts by moving high-volume wood connector production from both its San Bernardino County and Western Canada facilities to its other major manufacturing locations in North America. As of December 31, 2016, the Company had relocated 60% of the high-volume connector production and 45% of the related product dies, which is ahead of schedule. Once the transition is completed, based on current information and subject to future events and circumstances, the Company estimates this consolidation will save approximately $3.0 million per year, mostly in production costs. Both the San Bernardino County and Western Canada locations will continue as sales and distribution locations, and maintain the capability to manufacture custom orders to continue to meet the Company's service and product availability commitments to customers in the Southwestern region of the United States and Western region of Canada.

•
The Europe segment also sells both wood and concrete construction products and until recently relied primarily on wood construction products. Europe concrete construction product net sales increased 11% in 2016 from 2014 net sales, primarily due to improved economic conditions and expanded sales activities into new countries, partly offset by the negative effects of foreign currency translation as the result of a generally strengthening United States dollar. In January 2017, to increase fastener product offerings, the Company acquired Gbo Fastening Systems AB ("Gbo Fastening Systems") for approximately $10.2 million. Based on preliminary unaudited information received from Gbo Fastening Systems’ management, the Company currently believes that for the fiscal year ended December 31, 2016, Gbo Fastening Systems had approximately $42.6 million in net sales. Based on current information and subject to future events and circumstances, the Company estimates that 2017 integration expenses related to Gbo Fastening Systems will be approximately $1 million to $2 million. See "Note 15 — Subsequent Events" to the Company's Consolidated Financial Statements.

•
The Asia/Pacific segment also sells both wood and concrete construction products. The Company has closed its sales offices located in China, Thailand and Dubai, as well as eliminated its selling activities in Hong Kong, due to continued losses in the regions. As a result, concrete construction product net sales decreased over 82% in 2016 from 2014 while wood construction product net sales increased 10% in 2016 from 2014. The Company believes that the Asia/Pacific segment is not significant to the Company's overall performance.

•	Based on current information and subject to future events and circumstances, the Company estimates that its full-year 2017 gross profit margin will be between approximately 46.5% and 47.5%.

•
Based on current information and subject to future events and circumstances, the Company currently anticipates that it is possible for the market price of steel to rise during the first quarter of 2017.

•	Based on current information and subject to future events and circumstances, the Company estimates that its full-year 2017 effective tax rate will be between 36% and 37%.

The Company continues to invest in its strategic initiatives, such as expanding its offering of concrete construction products (including specialty chemicals), wood construction products (particularly its truss plate and fasteners) and software solutions. In support of these initiatives, the Company expects to commit resources to improve and increase manufacturing capabilities and is prepared to invest resources to acquire products or businesses that meet the Company's goals, such as the recent acquisitions of Gbo Fastening Systems AB ("Gbo Fastening Systems") and CG Visions, Inc. ("CG Visions"). In addition, the Company also expects to continue to invest time and resources in its stockholder engagement and other board-driven initiatives, including harmonizing its corporate governance and executive compensation to reflect current best practices and latest developments.

In January 2017, the Company acquired Gbo Fastening Systems for approximately $10.2 million. Gbo Fastening Systems is headquartered in Gunnebo, Sweden, with fastener production and surface treatment capabilities in Sweden and Poland. Gbo Fastening Systems has over 200 employees located in Sweden, Poland, Norway and Romania. Gbo Fastening Systems manufactures and sells a complete line of European approved CE-marked structural fasteners and provides unique fastener dimensioning software for wood construction applications, mostly in northern and eastern Europe, which the Company expects to eventually distribute and sell in western Europe. The Company also expects that the acquisition will enable the Company to develop and expand distribution into northern Europe its wood construction products manufactured in the Company's manufacturing facilities in western Europe. Further, the Company expects to access Gbo Fastening Systems' expertise in product development and testing, and proficiency in fastener manufacturing, surface treatment and painting, to strengthen Gbo Fastening Systems' global presence and contribute engineering expertise in automatic fastening systems and fastener collation to help Gbo Fastening Systems broaden both its fastener and structural connectors lines.

Based on preliminary unaudited information received from Gbo Fastening Systems’ management, the Company currently believes that for the fiscal year ended December 31, 2016, Gbo Fastening Systems had approximately $42.6 million in net sales and $0.8 million in income from operations before interest, non-recurring expenses and income taxes. Based on such information, and subject to future events and circumstances, the Company believes it is reasonable to expect that the annual return on investment with respect Gbo Fastening Systems will exceed its cost of capital within 4 to 5 years, although the Company will incur integration expenses that are expected to result in operating losses during the next 2 years.

In January 2017, the Company acquired CG Visions, Inc. ("CG Visions") for up to approximately $21.5 million, including an earn-out of $2.15 million subject to meeting sales targets, and subject to specified holdback provisions and post-closing adjustment. CG Visions was founded in 2000 in Lafayette, Indiana, to bring new ideas and experience in the digital media and construction fields. CG Visions provides its scalable technologies and services to a number of the top 100 mid-sized to large builders in the United States of America. This acquisition is expected to enable the Company to build closer partnerships with builders by offering software and services to help them control costs and increase efficiency at all stages of the home building process. The Company expects to look for opportunities to incorporate its products into CG Visions' building information modeling ("BIM") packages and apply CG Visions’ expertise to the Company's existing and future software initiatives.

Based on preliminary unaudited information received from CG Visions’ management team, the Company currently believes that for the fiscal year ended December 31, 2016, CG Visions had approximately $5.9 million in net sales and $1.2 million in income from operations before interest and income taxes. Based on such information, and subject to future events and circumstances, the Company believes that it is reasonable to expect that the annual return on investment with respect to the Company’s investment in CG Visions will exceed its cost of capital within 4 to 5 years.

While we believe that the unaudited third-party information in connection with our recent acquisitions provides investors with useful information about the financial performance of our acquisition targets and allow for greater transparency with respect to information relied on by our management in evaluating and executing such acquisitions, investors are cautioned that there are material limitations associated with the use of such unaudited information as an analytical tool. For example, these measures may be different from financial measures used by the Company and/or other companies, limiting their usefulness for comparison purposes.

In July 2016, the Company's Board of Directors approved a plan to replace the Company's current in-house enterprise resource planning ("ERP") and accounting platforms with a fully integrated ERP platform from SAP America, Inc. ("SAP"). Management plans to replace the current platforms in multiple phases over a period of three to four years, minimize project scope expansion and focus on configuring, instead of customizing, the standard SAP modules with an emphasis on creating a global template that will accommodate all Company product lines and market segments. Based on current information and subject to future events and circumstances, management estimates that the new platform will cost approximately $30 million, including capital expenditures, which will increase annual operating expenses during the implementation phase from 2017 to 2019. When fully implemented, however, the Company anticipates that the new platform could result in annual savings approximately equal to 1% of net sales from improved production scheduling and inventory management, as well as lower labor, administrative and compliance costs.

The Company generally manufactures products and incurs costs in the areas where sales occur. Therefore, for each of the Company’s foreign operations the local currency is the functional currency and each foreign operation transacts primarily in its functional currency. The Company does not currently have or plan to enter into foreign currency contracts to hedge its exposure to foreign exchange rates.

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

Unlike lumber or other products that have a more direct correlation to housing starts, the Company’s products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. The Company’s products are used in a sequential process that follows the construction process. Residential and commercial construction begins with the foundation, followed by the wall and the roof systems, and the installation of the Company’s products flow into a project or a house according to these schedules. Foundation product sales could be considered a leading indicator for the Company. Sales of these products in the fourth quarter of 2016 increased compared to the same period in 2015.

The Company’s sales also tend to be seasonal, with operating results varying from quarter to quarter. With some exceptions, the
Company’s sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of the year, as customers purchase construction materials in the late spring and summer months for the construction season. In addition, weather conditions, such as extended wet or cold weather in any region of North America or Europe, which affect and sometimes delay installation of some of the Company’s products, could negatively affect the Company’s net sales and results of operations. Political and economic events can also affect the Company’s sales and profitability. See "Item 1A — Risk Factors."

Results of Operations

The following table sets forth, for the years indicated, the Company's operating results as a percentage of net sales for the years ended December 31, 2016, 2015 and 2014, respectively:

	Years Ended December 31,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	52.1%	54.8%	54.5%
Gross profit	47.9%	45.2%	45.5%
Research and development and other engineering	5.4%	5.8%	5.2%
Selling expense	11.4%	11.4%	12.2%
General and administrative expense	15.0%	14.3%	14.8%
Impairment of goodwill	—%	—%	0.1%
Net loss on disposal of assets	(0.1)%	—%	—%
Income from operations	16.2%	13.7%	13.2%
Interest income (expense), net	(0.1)%	—%	—%
Income before taxes	16.1%	13.7%	13.2%
Provision for income taxes	5.7%	5.1%	4.8%
Net income	10.4%	8.6%	8.4%

2014 to 2016 Financial Highlights

To avoid fractional percentages, all percentages presented below in this "2014 to 2016 Financial Highlights" section were rounded to the nearest whole number except for the 2016 and 2014 operating expenses as a percentage of 2016 and 2014 net sales, respectively.

From 2014 to 2016, net sales increased to $860.7 million from $752.1 million. The Company had net income of $89.7 million for 2016 compared to net income of $63.5 million for 2014. Diluted net income per common share was $1.86 for 2016 compared to $1.29 for 2014. Income from operations increased 40% to $139.5 million in 2016 from $99.3 million in 2014.

Net sales

Net sales increased to $860.7 million in 2016 from $752.1 million in 2014, reflecting improved economic conditions in North America.

•	Segment net sales:

◦
North America — Net sales increased to $742.0 million in 2016 from $613.8 million in 2014. Canada net sales decreased due to the effects of foreign currency translation of approximately $7 million. In the local currency, Canada's net sales increased in 2016 compared to 2014. The net sales increases in North America were mostly due to increases in unit sales volume in both concrete construction and wood products from increased building activity, partly offset by a slight decrease in average sales prices.

◦
Europe — Net sales decreased to $111.3 million in 2016 from $123.2 million in 2014, primarily due to the effects of foreign currency translation. Net sales in Europe were negatively affected by approximately $22 million due to European currencies weakening against the United States dollar. In local currencies, Europe's overall net sales increased in 2016 compared to 2014, primarily due to increases in unit sales volume from expanding concrete construction products net sales into Denmark and Sweden, as well as the August 2016 acquisition of MS Decoupe (see "Note 2 — Acquisitions" to the Company's Consolidated Financial Statements), partly offset by a slight decrease in average sales prices.

◦
Asia/Pacific — Net sales decreased to $7.4 million in 2016 from $15.1 million in 2014, due to the closing of sales offices in China, Thailand and Dubai in the first quarter of 2015, which accounted for an approximately $10 million decrease in net sales. Excluding net sales from the closed sales offices, Asia/Pacific net sales increased $1.9 million, net of the negative effects of foreign currency translation of approximately $1.4 million.

•	Consolidated net sales channels and product groups:

◦	Net sales to contractor distributors, lumber dealers and dealer distributors increased significantly in 2016 compared to 2014 due to increased construction activity.

◦
Wood construction product net sales, including connectors, truss plates, fastening systems, fasteners and shearwalls, increased 15% to $732.4 million in 2016 from $636.0 million in 2014, primarily due to increased unit sales volumes on improved economic conditions, partly offset by the negative effects of foreign currency translation.

◦
Concrete construction product sales, including adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, increased 11% to $128.2 million in 2016 from $115.9 million in 2014, primarily due to increased unit sales volumes on improved economic conditions, partly offset a decrease of $8.7 million in net sales from the closure of sales offices located in China, Thailand and Dubai, as well as the negative effects of foreign currency translation.

Gross profit

Gross profit margin increased to 48% in 2016 from 46% in 2014.

•	North America — Gross profit margin increased to 49% from 46%, primarily as a result of a decrease in material costs, as a percentage of net sales.

•	Europe — Gross profit margin increased to 40% from 38%, primarily as a as a result of decreases in material costs and factory overhead costs, as a percentage of net sales.

•
Product group — The gross profit margins, including some inter-segment expenses, that are eliminated in consolidation, and excluding other expenses not allocated according to product group, increased to 49% from 46% for wood construction products and increased to 35% from 34% for concrete construction products.

Operating expenses

Operating expenses increased in dollar amounts, but decreased as a percentage of net sales, and were $273.0 million, or 31.7% of net sales, in 2016, compared to $242.8 million, or 32.3% of net sales, in 2014. The increase in operating expenses was primarily due to increased cash profit sharing expense related to increased operating profits, costs in support of new products lines, which included increased personnel costs, mostly related to the addition of staff, increased legal and professional fees, primarily related to acquisition activities, stockholder engagement and board initiatives, such as changes to executive compensation, and corporate governance, write-off of a software development project, and computer and information technology expense related to upgrading and supporting information technology systems.

Comparison of the Years Ended December 31, 2016 and 2015

Unless otherwise stated, the results announced below, in this "Comparison of the Years Ended December 31, 2016 and 2015" section, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” "remained" or “compared to”), compare the results of operations for the year ended December 31, 2016, against the results of operations for the year ended December 31, 2015.

To avoid fractional percentages, all percentages presented below in this section were rounded to the nearest whole number.

Net sales increased 8% to $860.7 million from $794.1 million. The Company had net income of $89.7 million compared to $67.9 million. Diluted net income per common share was $1.86 compared to $1.38. Income from operations increased 28% to $139. 5 million from $109.0 million.

The following table shows the change in the Company’s operations from 2015 to 2016, and the increases or decreases for each category by segment:

		Increase (Decrease) in Operating Segment
		North America		Asia/ Pacific	Admin & All Other
(in thousands)	2015		Europe			2016
Net sales	$794,059	$65,403	$3,206	$(2,007)	$—	$860,661
Cost of sales	435,140	17,273	680	(4,174)	(708)	448,211
Gross profit	358,919	48,130	2,526	2,167	708	412,450
Research and development and other engineering expense	46,196	(33)	191	(90)	(16)	46,248
Selling expense	90,663	6,370	1,920	(563)	(47)	98,343
General and administrative expense	113,428	14,622	3,337	(3,027)	802	129,162
Impairment of goodwill	—	—	—	—	—	—
Gain on sale of assets	(389)	(695)	(24)	263	65	(780)
Income from operations	109,021	27,866	(2,898)	5,584	(96)	139,477
Interest income (expense), net	(342)	(79)	(256)	(96)	196	(577)
Income before income taxes	108,679	27,787	(3,154)	5,488	100	138,900
Provision for income taxes	40,791	8,547	(264)	140	(48)	49,166
Net income	$67,888	$19,240	$(2,890)	$5,348	$148	$89,734

Net Sales

The following table shows net sales by segment for the years ended December 31, 2015 and 2016, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Total
December 31, 2015	$676,618	$108,068	$9,373	$794,059
December 31, 2016	742,021	111,274	7,366	860,661
Increase (decrease)	$65,403	$3,206	$(2,007)	$66,602
Percentage increase (decrease)	10%	3%	(21)%	8%

The following table shows segment net sales as percentages of total net sales for the years ended December 31, 2015 and 2016, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2015 net sales	85%	14%	1%	100%
Percentage of total 2016 net sales	86%	13%	1%	100%

•	Segment net sales:

•
North America — Net sales increased 10%, mostly due to increased unit sales volumes on improved economic activity as well as a slight increase in average net sales unit prices in both the United States and Canada. Canada's net sales were negatively affected by approximately $1.2 million in foreign currency translation, due to the weakening of the Canadian dollar against the United States dollar.

•
Europe — Net sales increased 3%, mostly due to increased unit sales volumes, partly offset by a decrease in average net sales unit prices. Europe's net sales were negatively affected by approximately $3.1 million primarily due to the weakening of the British pound against the United States dollar.

•
Asia/Pacific — Net sales decreased 21%, primarily due to the effects of the closing of sales offices in China, Thailand and Dubai late in the first quarter of 2015, which accounted for an approximately $4.1 million decrease in net sales.

•	Consolidated net sales channels and product groups:

•	Net sales to dealer distributors, lumber dealers, contractor distributors and home centers increased, primarily due to increased construction activity.

•	Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% of the Company's total net sales in both 2016 and 2015.

•
Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% of the Company's total net sales in both 2016 and 2015.

Gross Profit

The following table shows gross profit by segment for the years ended December 31, 2015 and 2016, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
December 31, 2015	$317,628	$41,512	$251	$(472)	$358,919
December 31, 2016	365,758	44,038	2,419	235	412,450
Increase	$48,130	$2,526	$2,168	$707	$53,531
Percentage increase	15%	6%	864%	N/M	15%

The following table shows gross profit percentages by segment for the years ended December 31, 2015 and 2016, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2015 gross profit percentage	47%	38%	3%	NM	45%
2016 gross profit percentage	49%	40%	33%	NM	48%

Gross profit increased to $412.5 million from $358.9 million. Gross profit as a percentage of net sales increased to 48% from 45%.

•	North America — Gross profit margin increased to 49% from 47%, primarily as a result of a decrease in material costs, each as a percentage of sales and an increase in average net sales unit price.

•	Europe — Gross profit margin increased to 40% from 38%, primarily as a result of decreases in material costs and factory overhead costs, each as a percentage of sales.

•
Product group — The gross profit margins, including some inter-segment expenses, that are eliminated in consolidation, and excluding other expenses not allocated according to product group, increased to 49% from 47% for wood construction products and increased to 35% from 31% for concrete construction products.

Research and development and engineering expense

Research and development and engineering expense was $46.2 million in both 2016 and 2015, primarily due to increases of $2.3 million in cash profit sharing expense on increased profits, $0.7 million in personnel costs, $0.5 million in supply costs, $0.4 million in computer costs and $0.1 in stock-based compensation, offset by decreases of $4.2 million write-offs of software development projects, most of which occurred in the North America segment.

Selling expense

Selling expense increased 8% to $98.3 million from $90.7 million, primarily due to increases of $5.0 million in personnel costs, $2.6 million in cash profit sharing expense on increased profits, and $0.5 million in advertising expense, partly offset by a decrease of $0.8 million in professional fees.

•
North America — Selling expense increased $6.4 million, primarily due to increases of $4.4 million in personnel costs, mostly related to the addition of staff and pay rate increases instituted on January 1, 2016, $2.3 million in cash profit sharing expense and $0.5 million in advertising expense, partly offset by a decrease of $1.0 million in professional fees.

•
Europe — Selling expense increased $1.9 million, primarily due to increases of $1.2 million in personnel costs, mostly related to the addition of staff, and $0.2 million in cash profit sharing expense.

•	Asia/Pacific — Selling expense decreased $0.6 million, primarily due to a decrease of $0.6 million in personnel costs related to closing three sales offices and downsizing one sales office in 2015.

General and administrative expense

General and administrative expense increased 14% to $129.2 million from $113.4 million, primarily due to increases of $5.4 million in cash profit sharing expense on increased profits, $4.0 million in legal and professional fees, primarily related to acquisition activities, stockholder engagement and board initiatives, such as changes to executive compensation and corporate governance, $2.2 million in stock-based compensation, $1.8 million in computer and information technology expense, $1.1 million in personnel costs, and $0.4 million in contingent compensation related to prior acquisitions made in Europe, as well as a $0.9 million increase in net foreign currency losses, partly offset by decreases of $0.6 million in bad debt reserve and $0.1 million in facility rent and maintenance expense.

•
North America — General and administrative expense increased $14.6 million, primarily due to increases of $4.9 million in cash profit sharing expense, $2.5 million in legal and professional fees, $2.3 million in personnel costs, $1.8 million in computer and information technology expense, $1.1 million in stock-based compensation, and $0.5 million in facility rent and maintenance expense, as well as a $0.9 million increase in net foreign currency losses, partly offset by a decrease of $0.4 million in bad debt reserve.

•
Europe — General and administrative expense increased $3.3 million, primarily due to increases of $1.6 million in legal and professional fees related to acquisition activities, $0.6 million in personnel costs, and $0.4 million in contingent compensation related to prior acquisitions, partly offset by a decrease of $0.2 million in stock-based compensation and $0.2 million in bad debt reserves.

•
Asia/Pacific — General and administrative expense decreased $3.0 million, primarily due to decreases of $1.7 million in personnel costs, $0.6 million in facility rent and maintenance expense and $0.2 million in legal and professional fees, each related to the sales office closures in 2015.

•	Administrative and All Other — General and administrative expense increased, primarily due to increases of $1.3 million in stock-based compensation and $0.4 million in cash profit sharing expense.

Income taxes

The Company's effective income tax rate decreased to 35% from 38%, primarily due to reduced operating losses in the Asia/Pacific segment, for which no tax benefit was recorded.

Comparison of the Years Ended December 31, 2015 and 2014

Unless otherwise stated, the results announced below, in this "Comparison of the Years Ended December 31, 2015 and 2014" section, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” "remained" or “compared to”), compare the results of operations for the year ended December 31, 2015, against the results of operations for the year ended December 31, 2014.

To avoid fractional percentages, all percentages presented below in this section were rounded to the nearest whole number except for the 2015 and 2014 gross profit margins (including segment gross profit margins) as a percentage of 2015 and 2014 net sales, respectively, as well as their comparisons.

Net sales increased 6% to $794.1 million from $752.1 million. The Company had net income of $67.9 million compared to $63.5 million. Diluted net income per common share was $1.38 compared to $1.29. An out-of-period adjustment recorded during 2014 relating to a non-recurring correction had the effect of increasing net income by $1.3 million, or the equivalent of $0.026 per share (see "Note 1 — Out-of-Period Adjustment" to the Company's Consolidated Financial Statements). Income from operations increased 10% to $109.0 million from $99.3 million.

The following table shows the change in the Company’s operations from 2014 to 2015, and the increases or decreases for each category by segment.

		Increase (Decrease) in Operating Segment
		North America		Asia/ Pacific	Admin & All Other
(in thousands)	2014		Europe			2015
Net sales	$752,148	$62,775	$(15,109)	$(5,755)	$—	$794,059
Cost of sales	410,118	36,263	(9,656)	(2,354)	769	435,140
Gross profit	342,030	26,512	(5,453)	(3,401)	(769)	358,919
Research and development and other engineering expense	39,018	7,966	(570)	(316)	98	46,196
Selling expense	92,031	898	(941)	(1,307)	(18)	90,663
General and administrative expense	111,500	2,847	(2,125)	331	875	113,428
Impairment of goodwill	530	—	(530)	—	—	—
Gain on sale of assets	(325)	243	(77)	(230)	—	(389)
Income from operations	99,276	14,558	(1,210)	(1,879)	(1,724)	109,021
Interest income (expense), net	46	5	(234)	(18)	(141)	(342)
Income before income taxes	99,322	14,563	(1,444)	(1,897)	(1,865)	108,679
Provision for income taxes	35,791	6,713	(745)	(302)	(666)	40,791
Net income	$63,531	$7,850	$(699)	$(1,595)	$(1,199)	$67,888

Net Sales

The following table shows net sales by segment for the years ended December 31, 2014 and 2015, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Total
December 31, 2014	$613,843	$123,177	$15,128	$752,148
December 31, 2015	676,618	108,068	9,373	794,059
Increase (decrease)	$62,775	$(15,109)	$(5,755)	$41,911
Percentage increase (decrease)	10%	(12)%	(38)%	6%

The following table shows segment net sales as percentages of total net sales for the years ended December 31, 2014 and 2015, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2014 net sales	82%	16%	2%	100%
Percentage of total 2015 net sales	85%	14%	1%	100%

•	Segment net sales:

•
North America — Net sales increased 10%, primarily due to increased unit sales volumes in the United States on improved economic activity, partly offset by a slight decrease in average sales prices. Canadian net sales decreased, mostly due to the effects of foreign currency translation, partly offset by an increase in unit sales volumes. Canada's 2015 net sales were negatively affected by approximately $5.6 million due to the Canadian dollar weakening against the United States dollar. In Canadian dollars, Canada's overall net sales increased slightly in 2015.

•
Europe — Net sales decreased 12%, mostly due to the effects of foreign currency translations. Europe's 2015 net sales were negatively affected by approximately $17.6 million due to European currencies weakening against the United States dollar. In local currencies, Europe's overall net sales increased slightly in 2015.

•
Asia/Pacific — Net sales decreased 38%, primarily due to the closing of sales offices in China, Thailand and Dubai, which accounted for approximately $5.6 million of the decreases in net sales. Foreign currency translations due to the weakening of the respective currencies against the United States dollar negatively affected net sales by approximately $0.6 million.

•	Consolidated net sales channels and product groups:

•	Net sales to contractor distributors, dealer distributors, home centers and lumber dealers increased in 2015, primarily due to increased home construction activity.

•	Wood construction product net sales, including connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% of our total net sales in both 2015 and 2014.

•
Concrete construction product sales, including adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% of our total net sales in both 2015 and 2014.

 Gross Profit

The following table shows gross profit by segment for the years ended December 31, 2014 and 2015, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
December 31, 2014	$291,116	$46,965	$3,652	$297	$342,030
December 31, 2015	317,628	41,512	251	(472)	358,919
Increase (decrease)	$26,512	$(5,453)	$(3,401)	$(769)	$16,889
Percentage increase (decrease)	9%	(12)%	(93)%	N/M	5%

The following table shows gross profit percentages by segment for the years ended December 31, 2014 and 2015, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2014 gross profit percentage	47.4%	38.1%	24.1%	NM	45.5%
2015 gross profit percentage	46.9%	38.4%	2.7%	NM	45.2%

Gross profit increased to $358.9 million from $342.0 million. Gross profit margin as a percentage of net sales decreased to 45.2% from 45.5%, partly due to a non-recurring $2.5 million correction to workers' compensation expense in the North America segment that increased the Company's 2014 gross profit margin by 0.3% of net sales and increases in material costs.

•
North America — Gross profit margin decreased to 46.9% from 47.4%, primarily as a result of increases in material costs, as a percentage of net sales, partly offset by slight decreases in factory overhead cost and shipping cost, each as a percentage of sales. Factory overhead cost, as a percentage of net sales, in 2014 was affected by a non-recurring $2.5 million correction to workers' compensation expense that increased the 2014 gross profit margin by 0.4%. Factory overhead, as a percentage of net sales, in 2015 was reduced by a non-recurring settlement of a union-based defined-benefit pension withdrawal liability that increased gross profit margin by 0.1% as compared to 2014 when an atypical non-recurring $3.3 million pension charge resulted from the Company's withdrawal from a multiemployer union-based defined-benefit pension plan.

•
Europe — Gross profit margin increased by 0.3% as a result of decreases in material costs, factory overhead (on increased production volumes) and warehouse costs, each as a percentage of sales, partly offset by increases in the costs of labor and shipping, each also as a percentage of sales.

•
Product mix — The gross profit margins, including some inter-segment expenses, that are eliminated in consolidation, and excluding other expenses not allocated according to product group, increased to 47% from 46% for wood construction products and decreased to 31% from 34% for concrete construction products.

Research and development and engineering expense

Research and development and engineering expense increased 18% to $46.2 million from $39.0 million, primarily due to $5.9 million in write-offs of software development projects, as well as increases of $2.0 million in personnel costs related to the addition of staff and pay rate increases instituted in January 2015 and $0.6 million in cash profit sharing expense on increased operating profits, partly offset by a decrease of $0.7 million in stock-based compensation costs, most of which occurred in the North America segment.

Selling expense

Selling expense decreased 2% to $90.7 million from $92.0 million, primarily due to decreases of $0.9 million in professional fees, $0.7 million in stock-based compensation and $0.6 million in advertising costs, partly offset by increases of $0.5 million in cash profit sharing and commission expense, $0.3 million in agent commission expense and $0.2 million in personnel costs related to the addition of staff and pay rate increases instituted in January 2015.

•
North America — Selling expense increased $0.9 million, primarily due to increases of $1.5 million in personnel costs and $1.1 million in cash profit sharing and commission expense, partly offset by decreases of $0.7 million in stock-based compensation, $0.7 million in professional fees and $0.4 million in advertising costs.

•
Europe — Selling expense decreased by $0.9 million, primarily due to decreases of $1.1 million in personnel costs and $0.2 million in professional fees, partly offset by a $0.4 million increase in agent commission expense, primarily attributable to differences in exchange rates used for translating local currencies into United States dollars.

•
Asia/Pacific — Selling expense decreased $1.3 million, primarily due to decreases of $0.6 million in personnel costs and $0.5 million in cash profit sharing and sales commissions, both related to closing three sales offices and downsizing one sales office.

General and administrative expense

General and administrative expense increased 2% to $113.4 million from $111.5 million, primarily due to increases of $2.2 million in personnel costs related to the addition of staff and pay rate increases instituted in January 2015, $0.6 million in stock-based compensation expense, $0.4 million in bad debt expense and $0.1 million in cash profit sharing, partly offset by a decrease of $1.1 million in amortization expense.

•
North America — General and administrative expense increased $2.8 million, primarily due to increases of $2.4 million in personnel costs, $0.3 million in cash profit sharing expense, $0.3 million in stock-based compensation costs and $0.2 million in bad debt expense, partly offset by a decrease of $0.7 million in amortization expense.

•
Europe — General and administrative expense decreased by $2.1 million, primarily due to decreases of $1.1 million in personnel costs, $0.5 million in cash profit sharing and $0.3 million in intangible amortization expense, primarily attributable to differences in exchange rates used for translating local currencies into United States dollars.

•	Asia/Pacific — General and administrative expenses increased by $0.3 million, primarily due to increases of $0.4 million in personnel costs.

•
Administrative and Other — General and administrative expense increased by $0.9 million, primarily due to increases of $0.4 million in personnel cost, $0.3 million in stock-based compensation expense and $0.2 million in cash profit sharing.

Income taxes

The effective income tax rate increased to 38% from 36%. The 2015 effective income tax rate was higher primarily due to the 2014 release of an uncertain tax position as well as a solar tax credit for installing solar panels at one of the Company's facilities, which were non-recurring.

Critical Accounting Policies and Estimates

The critical accounting policies described below affect the Company’s more significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements. If the Company’s business conditions change or if it uses different assumptions or estimates in the application of these and other accounting policies, the Company’s future results of operations could be adversely affected.

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

Business Combinations

The Company recognizes separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. On the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, the Company records subsequent adjustments, if any, to its consolidated statements of operations. None of the subsequent adjustments for the fiscal years ended 2014, 2015 and 2016 were material.

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

The Company determined that the Australia reporting unit includes four components: Australia, New Zealand, South Africa and United Arab Emirates (collectively, the “AU Components”). The Company aggregates the AU Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the AU Components working in concert. The AU Components are economically similar because of a number of factors, including that New Zealand, South Africa and United Arab Emirates operate as extensions of their Australian parent company selling similar products and sharing assets and services such as intellectual property, manufacturing assets for certain products, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the AU Components level and costs are allocated among the AU Components.

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

The 2016, 2015 and 2014 annual testing of goodwill for impairment did not result in impairment charges. The impairment charge taken in the third quarter of 2014 was associated with assets in the Germany reporting unit acquired from Bierbach GmbH & Co. KG ("Bierbach") in 2013. The factors that led to the third quarter impairment were a failure to retain Bierbach's historical customers and increased competition, which led to the reduction in the contingent consideration liability related to the Bierbach acquisition and resulted in management performing an impairment test to evaluate the recoverability of the Germany reporting unit's goodwill. The test resulted in the impairment of all of the reporting unit’s goodwill in the amount of $0.5 million. In connection with the impairment of the goodwill, the Company also reviewed associated long-lived assets in Germany, such as property and equipment and intangible assets, for recoverability by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. No impairment of long-lived assets was required as a result of that review during the third quarter of 2014.

Effect of New Accounting Standards

See "Note 1 — Recently Adopted Accounting Standards" and "Note 1 — Recently Issued Accounting Standards Not Yet Adopted" to the Company's Consolidated Financial Statements.

Liquidity and Sources of Capital

The Company’s primary sources of liquidity are cash and cash equivalents and income from the Company’s operations. The Company also receives proceeds from the issuance of its common stock through the exercise of stock options granted to its employees. The Company anticipates that it will receive less than $7.5 million from stock option exercises through February 2018 as the last of the stock options that are outstanding, all of which are currently in-the-money, will either be exercised or expire by then. As of December 31, 2016, the Company's cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions.

The Company's principal uses of liquidity are paying the costs and expenses associated with the Company's operations, continuing its capital allocation strategy, which includes growing its business by internal improvements or acquisitions, repurchasing the Company’s common stock, paying cash dividends, and meeting other liquidity requirements. Depending, however, on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing, which may not be available on reasonable terms, or at all.

On July 25, 2016, the Company entered into a second amendment (the “Amendment”) to its $300.0 million credit facility. For additional information about the Amendment, see the Company's Current Report on Form 8-K dated July 28, 2016. As amended, this credit facility expires on July 23, 2021. See "Note 8 — Debt" to the Company's Consolidated Financial Statements.

As of December 31, 2016, cash and cash equivalents of $87.2 million are held by the Company in the local currencies of its foreign operations and could be subject to additional taxation if repatriated to the United States. The Company has no current plans to repatriate cash and cash equivalents held outside the United States, as it expects to use such amounts to fund future international growth and acquisitions.

The following table presents selected financial information as of December 31, 2016, 2015 and 2014, respectively:

	At December 31,
(in thousands)	2016	2015	2014

Cash and cash equivalents	$226,537	$258,825	$260,307
Property, plant and equipment, net	232,810	213,716	207,027
Equity Investment, goodwill and intangible assets	149,843	151,625	156,468
Working capital(1)	476,451	494,308	509,838
(1)Due to the adoption of ASU 2015-17, (see "Note 1 — Recently Adopted Accounting Standards" to the Company's Consolidated Financial Statements), $16.2 million of current deferred income taxes included in current assets and working capital, as of January 1, 2016, were reclassified to non-current assets and long-term liabilities, resulting in decreases in current assets from $589.3 million to $573.1 million and in working capital from $494.3 million to $478.1 million.

The following table provides cash flow indicators for the twelve months ended December 31, 2016, 2015 and 2014, respectively:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Net cash provided by (used in):
Operating activities	$94,947	$114,207	$67,221
Investing activities	(48,543)	(37,828)	(23,505)
Financing activities	(79,116)	(67,892)	(25,608)

Cash flows from operating activities result primarily from the Company's earnings or losses, and are also affected by changes in operating assets and liabilities which consist primarily of working capital balances. As a building materials manufacturer, the Company's operating cash flows are subject to seasonality and are cyclically associated with the volume and timing of construction project starts. For example, trade accounts receivable, net, is generally at its lowest at the end of the fourth quarter and increases during the first, second and third quarters.

In 2016, operating activities provided $94.9 million in cash and cash equivalents, as a result of $89.7 million from net income and $42.1 million from non-cash adjustments to net income which includes depreciation and amortization expenses, stock-based compensation expenses and software development project write-off, partly offset by a decrease of $36.9 million in the net change in operating assets and liabilities, including net change decreases in cash and cash equivalents due to increases of $36.6 million in inventory and $7.5 million in trade accounts receivable, net, partly offset by a decrease of $5.8 million in trade accounts payable. Cash used in investing activities of $48.5 million during the year ended December 31, 2016, consisted primarily of $42.0 million for property, plant and equipment expenditures, related to real estate improvements, primarily related to improvements of the West

Chicago facility, machinery and equipment purchases, and software in development, $5.4 million, net of acquired cash of $1.5 million, for the acquisition of MS Decoupe, and $2.5 million for the equity investment in Ruby Sketch. See "Note 2 — Acquisitions" and "Note 6 — Investments" to the Company's Consolidated Financial Statements. Cash used in financing activities of $79.1 million during the year ended December 31, 2016, consisted primarily of $53.5 million for the repurchase of the Company's common stock, including a $50.0 million accelerated share repurchase program (see "Note 1 — Stock Repurchase Program" to the Company's Consolidated Financial Statements) and $32.7 million used to pay cash dividends, partly offset by $8.0 million received from the issuance of common stock on the exercise of stock options.

In 2015, operating activities provided $114.2 million in cash and cash equivalents, as a result of $67.9 million from net income and $44.2 million from non-cash adjustments to net income which includes depreciation and amortization expenses, stock-based compensation expenses, software development project write-offs, and changes in deferred income taxes, as well as an increase of $2.1 million in the net change in operating assets and liabilities, including net change increases in cash and cash equivalents due to decreases of $17.2 million in inventory and $6.3 million in current assets, partly offset by an increase of $16.8 million in trade accounts receivable, net and $5.1 million in accrued liabilities. Cash used in investing activities of $37.8 million during the year ended December 31, 2015, consisted primarily of $34.2 million for property, plant and equipment expenditures, related to the purchase a manufacturing site in West Chicago, software development and machinery and equipment, and $4.2 million for acquisitions. Cash used in financing activities of $67.9 million during the year ended December 31, 2015, consisted primarily of $47.1 million for the repurchase of the Company's common stock, including a $25.0 million accelerated share repurchase program and $29.4 million used to pay cash dividends, partly offset by $9.7 million received from the issuance of common stock on the exercise of stock options.

In 2014, operating activities provided $67.2 million in cash and cash equivalents, as a result of $63.5 million from net income and $43.0 million from non-cash adjustments to net income which includes depreciation and amortization expenses, stock-based compensation expenses and changes in deferred income taxes, partly offset by a decrease of $39.3 million in the net change in operating assets and liabilities, including net change decreases in cash and cash equivalents due to increases of $22.4 million in inventory, $11.3 million in current assets and $4.6 million in trade accounts receivable, net. Cash used in investing activities of $23.5 million during the year ended December 31, 2014, consisted primarily of $23.7 million for property, plant and equipment expenditures to expand or replace manufacturing capability and software development. Cash used in financing activities of $25.6 million during the year ended December 31, 2014, consisted primarily of $25.9 million used to pay cash dividends and $3.0 million for the repurchase of the Company's common stock, partly offset by $4.6 million received from the issuance of common stock on the exercise of stock options.

Capital Allocation Strategy

The Company has a strong cash position and remains committed to seeking growth opportunities in the building products range where it can leverage its expertise in engineering, testing, manufacturing and distribution to invest in and grow its business. Those opportunities include internal improvements or acquisitions that fit within the Company’s strategic growth plan. Additionally, the Company has financial flexibility and is committed to providing returns to its stockholders with a current target of returning 50% of cash flows from operations through dividends and repurchases of the Company's common stock. Below are highlights of the Company’s capital allocation strategy since the beginning of 2015.

In December 2015, the Company acquired the assets of Blue Heron Enterprises, LLC, and Fox Chase Enterprises, LLC (collectively, "EBTY") for $3.4 million in cash. The Company's final measurement of EBTY assets acquired included goodwill and intangible assets of $3.1 million. In August 2016. the Company acquired all the shares of MS Decoupe, (a former customer of the Company) for a net cost of $5.4 million. The Company's measurement of MS Decoupe assets acquired included goodwill and intangible assets of $3.4 million. See "Note 2 — Acquisitions" to the Company's Consolidated Financial Statements. In December 2016, the Company acquired a 25.0% equity interest in Ruby Sketch Pty Ltd. (“Ruby Sketch”) for $2.5 million, for which the Company accounts for its ownership interest using the equity accounting method. The Company’s future relationship with Ruby Sketch could potentially include the specification of the Company’s products in the Ruby Sketch software and the Company licensing Ruby Sketch software for use in North America. See "Note 6 — Investments" to the Company's Consolidated Financial Statements.

In January 2017, the Company acquired Gbo Fastening Systems for approximately $10.2 million and CG Visions for up to approximately $21.5 million (including an earn-out of $2.15 million, which is subject to meeting sales targets, and subject to specified holdback provisions and post-closing adjustment). The Company is in the process of evaluating the information required to determine the purchase price allocation of both acquisitions. See "Note 15 — Subsequent Events" to the Company's Consolidated Financial Statements.

Based on current information and subject to future events and circumstances, the Company estimates that its full-year 2017 capital spending will be approximately $50 million to $55 million, which includes expenditures for completing both the expansion of our facility in Texas and equipment fit-out of our West Chicago chemical facility, as well as for the purchase of manufacturing equipment, information technology equipment and development and licensing of software.

Based on current information and subject to future events and circumstances, the Company estimates that its full-year 2017 depreciation expense will be approximately $25 million to $27 million, and that its full-year amortization expense will be approximately $5 million to $6 million.

The following table presents the Company’s dividends paid and share repurchases for the year ended December 31, 2016 and December 31, 2015, respectively, in aggregated amounts:

(in thousands)	Dividends Paid	Open Market Share Repurchases	Accelerated Share Repurchases	Total
January 1 - December 31, 2016	$32,711	$3,502	$50,000	$86,213
January 1 - December 31, 2015	29,352	22,144	25,000	76,496
Total	$62,063	$25,646	$75,000	$162,709

In April 2016, the Company’s Board of Directors raised the quarterly cash dividend by 12.5% to $0.18 per share. In January 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share, estimated to be $8.6 million in total, to be paid on April 27, 2017, to stockholders of record on April 6, 2017.

In August 2016, the Company's Board of Directors increased and extended its $50.0 million repurchase authorization from February 2016 by authorizing the Company to repurchase up to $125.0 million of the Company's common stock through December 31, 2017, including from the public securities market and through one or more accelerated share repurchase programs. During 2016, the Company received 1,137,656 shares of its common stock at an average price of $43.95 per share under the Company’s $50.0 million accelerated share repurchase program that the Company entered into with Wells Fargo Bank, National Association in August 2016.

Contractual Obligations

The following table summarizes our known material contractual obligations and commitments as of December 31, 2016:

	Payments Due by Period
	Total all periods	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years

Contractual Obligation (in thousands)
Debt interest obligations (1)	$2,050	$450	$1,350	$250	$—
Operating lease obligations (2)	21,257	5,857	7,874	4,560	2,966
Purchase obligations (3)	34,365	33,222	1,047	96	—
Total	$57,672	$39,529	$10,271	$4,906	$2,966

(1)Debt interest obligations include interest payments on fixed-term debt, line-of-credit borrowings and annual facility fees on the Company’s primary line-of-credit facility. Interest on line-of-credit facilities was estimated based on historical borrowings and repayment patterns. The Company’s primary line-of-credit facility requires the Company pay an annual facility fee from 0.15% to 0.30%, depending on the Company’s leverage ratio, on the unused portion of the facilities.

(2)Includes real estate and auto leases and other equipment.

(3)Represents the Company's purchase obligations, which consist of commitments primarily related to the acquisition, construction or expansion of facilities and equipment, consulting and service agreements, pension fund contributions and minimum purchase quantities of certain raw materials. The Company currently is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2016.

Contingencies

From time to time, we are subject to various claims, lawsuits, legal proceedings (including litigation, arbitration or regulatory actions) and other matters arising in the ordinary course of business. Periodically, we evaluate the status of each matter and assess our potential financial exposure.

The Company records a provision for a liability when we believe that (a) it is probable that a loss has been incurred, and (b) the amount is reasonably estimable. Significant judgment is required to determine both probability and the estimated amount. The outcomes of claims, lawsuits, legal proceedings and other matters brought against the Company are subject to significant uncertainty, some of which are inherently unpredictable and/or beyond our control. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these matters were resolved against the Company for amounts in excess of management’s expectations, they could have a material adverse impact on our business, results of operations, financial position and liquidity and the Company’s Consolidated Financial Statements could be materially adversely affected.

See “Item 3 — Legal Proceedings” and “Note 9 — Commitments and Contingencies” to the Company’s Consolidated Financial Statements.

Inflation

The Company believes that the effect of inflation on the Company has not been material in the three most recent fiscal years ended December 31, 2016, 2015 and 2014, respectively, as general inflation rates have remained relatively low. The Company’s main raw material is steel. Increases in steel prices may adversely affect the Company’s gross profit margin if it cannot recover the higher costs through price increases of its products. See “Item 1 — Raw Materials” and “Item 1A — Risk Factors.”

Indemnification

In the normal course of business, to facilitate transactions of services and products, we have agreed to indemnify certain parties with respect to certain matters. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and the Company’s bylaws as permitted by the Company’s certificate of incorporation require the Company to indemnify corporate servants, including our officers and directors, to the fullest extent permitted by law. The Company maintains directors and officers liability insurance coverage to reduce its exposure to such obligations. The Company has not incurred significant obligations under indemnification provisions historically, and does not expect to incur significant obligations in the future. It is not possible to determine the maximum potential amount under these indemnities due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Accordingly, the Company has not recorded any liability for costs related these indemnities through December 31, 2016.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including changes to foreign currency exchange rates and interest rates.

Foreign Currency Exchange Risk

The Company has foreign currency exchange rate risk in its international operations, and through purchases from foreign vendors. Changes in the values of currencies of foreign countries affect our financial position, income statement and cash flows when translated into United States dollars. The Company does not currently hedge this risk. The Company estimates that if the exchange rate were to change by 10% in any one country where the Company has operations, the change in net income would not be material to the Company’s operations taken as a whole.

The translation adjustment on the Company's underlying assets and liabilities resulted in a decrease in accumulated other comprehensive income of $3.9 million for the year ended December 31, 2016, primarily due to the effect of the strengthening of the United States dollar in relation to most foreign currencies, partly offset by the weakening of the United States dollar in relation to the Canadian dollar, New Zealand dollar and South Africa rand during 2016.

Interest Rate Risk

The Company has no variable interest-rate debt outstanding. The Company estimates that a hypothetical 100 basis point change in U.S. interest rates would not be material to the Company’s operations taken as a whole.

Item 8. Consolidated Financial Statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Simpson Manufacturing Co., Inc.

We have audited the accompanying consolidated balance sheets of Simpson Manufacturing Co., Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2016 and 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simpson Manufacturing Co., Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP
San Francisco, California
February 28, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Simpson Manufacturing Co., Inc.

We have audited the internal control over financial reporting of Simpson Manufacturing Co., Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
San Francisco, California
February 28, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Simpson Manufacturing Co., Inc.:

In our opinion, the consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2014 present fairly, in all material respects, the results of operations and cash flows of Simpson Manufacturing Co., Inc. and its subsidiaries for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Francisco, California
March 2, 2015

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$226,537	$258,825
Trade accounts receivable, net	112,423	106,011
Inventories	232,274	195,757
Deferred income taxes	—	16,203
Other current assets	14,013	12,476
Total current assets	585,247	589,272
Property, plant and equipment, net	232,810	213,716
Goodwill	124,479	123,950
Equity investment	2,500	—
Intangible assets	22,864	27,675
Other noncurrent assets	12,074	6,696
Total assets	$979,974	$961,309
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	27,674	21,309
Accrued liabilities	60,477	54,761
Accrued profit sharing trust contributions	6,549	5,799
Accrued cash profit sharing and commissions	10,527	8,502
Accrued workers’ compensation	3,569	4,593
Total current liabilities	108,796	94,964
Long-term liabilities	5,336	16,521
Total liabilities	114,132	111,485
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value $0.01; authorized shares, 5,000; issued and outstanding shares, none	—	—
Common stock, par value $0.01; authorized shares, 160,000; issued and outstanding shares, 47,437 and 48,184 at December 31, 2016 and 2015, respectively	473	481
Additional paid-in capital	255,917	238,212
Retained earnings	642,422	639,707
Accumulated other comprehensive loss	(32,970)	(28,576)
Total stockholders’ equity	865,842	849,824
Total liabilities and stockholders’ equity	$979,974	$961,309

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Net sales	$860,661	$794,059	$752,148
Cost of sales	448,211	435,140	410,118
Gross profit	412,450	358,919	342,030
Operating expenses:
Research and development and other engineering	46,248	46,196	39,018
Selling	98,343	90,663	92,031
General and administrative	129,162	113,428	111,500
Impairment of goodwill	—	—	530
Net gain on disposal of assets	(780)	(389)	(325)
	272,973	249,898	242,754
Income from operations	139,477	109,021	99,276
Interest income	570	655	901
Interest expense	(1,147)	(997)	(855)
Income before taxes	138,900	108,679	99,322
Provision for income taxes	49,166	40,791	35,791
Net income	$89,734	$67,888	$63,531
Earnings per common share:
Basic	$1.87	$1.39	$1.30
Diluted	$1.86	$1.38	$1.29
Weighted average number of shares outstanding
Basic	48,084	48,952	48,977
Diluted	48,295	49,181	49,194

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year End December 31,
	2016	2015	2014
Net income	$89,734	$67,888	$63,531
Other comprehensive income:
Translation adjustment, net of tax expense of ($222), ($57) and ($63) for 2016, 2015 and 2014, respectively	(3,920)	(20,939)	(24,896)
Unamortized pension adjustments, net of tax benefit of $88, $82, and $67 for 2016, 2015 and 2014, respectively	(474)	(457)	(370)
Comprehensive income	$85,340	$46,492	$38,265

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2014, 2015 and 2016
(In thousands, except per share data)

			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings		Treasury Stock
	Shares	Par Value					Total
Balance, January 1, 2014	48,712	$486	$207,418	$615,289	$18,086	$—	$841,279
Net income	—	—	—	63,531	—	—	63,531
Translation adjustment, net of tax	—	—	—	—	(24,896)	—	(24,896)
Pension adjustment, net of tax	—	—	—	—	(370)	—	(370)
Options exercised	161	2	4,580	—	—	—	4,582
Stock-based compensation expense	—	—	12,354	—	—	—	12,354
Tax benefit of options exercised	—	—	(268)	—	—	—	(268)
Repurchase of common stock	(95)	—	—	—	—	(2,981)	(2,981)
Retirement of common stock	—	(1)	—	(2,980)	—	2,981	—
Cash dividends declared on common stock, $0.545 per share	—	—	—	(26,666)	—	—	(26,666)
Shares issued from release of restricted stock units	177	2	(3,504)	—	—	—	(3,502)
Common stock issued at $35.87 per share	11	—	402	—	—	—	402
Balance, December 31, 2014	48,966	489	220,982	649,174	(7,180)	—	863,465
Net income	—	—	—	67,888	—	—	67,888
Translation adjustment, net of tax	—	—	—	—	(20,939)	—	(20,939)
Pension adjustment, net of tax	—	—	—	—	(457)	—	(457)
Options exercised	331	3	9,717	—	—	—	9,720
Stock-based compensation expense	—	—	10,997	—	—	—	10,997
Tax benefit of options exercised	—	—	(318)	—	—	—	(318)
Repurchase of common stock	(1,339)	—	—	—	—	(47,144)	(47,144)
Retirement of common stock		(13)	—	(47,131)		47,144	—
Cash dividends declared on common stock, $0.62 per share	—	—	—	(30,224)	—	—	(30,224)
Shares issued from release of restricted stock units	210	2	(3,718)	—	—	—	(3,716)
Common stock issued at $34.32 per share	16	—	552	—	—	—	552
Balance, December 31, 2015	48,184	481	238,212	639,707	(28,576)	—	849,824
Net income	—	—	—	89,734	—		89,734
Translation adjustment, net of tax	—	—	—	—	(3,920)	—	(3,920)
Pension adjustment, net of tax	—	—	—	—	(474)	—	(474)
Options exercised	270	3	7,973	—	—	—	7,976
Stock-based compensation expense	—	—	13,186	—	—	—	13,186
Tax benefit of options exercised	—	—	251	—	—	—	251
Repurchase of common stock	(1,244)	—	—	—	—	(53,502)	(53,502)
Retirement of common stock	—	(13)	—	(53,489)	—	53,502	—
Cash dividends declared on common stock, $0.70 per share	—	—	—	(33,530)	—	—	(33,530)
Shares issued from release of restricted stock units	217	2	(4,020)	—	—	—	(4,018)
Common stock issued at $32.45 per share	10	—	315	—	—	—	315
Balance, December 31, 2016	47,437	$473	$255,917	$642,422	$(32,970)	$—	$865,842

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$89,734	$67,888	$63,531
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(780)	(389)	(325)
Depreciation and amortization	27,927	26,821	27,918
Write-off of software development project	2,212	3,140	—
Impairment of goodwill	—	—	530
Gain on contingent consideration adjustment	—	(245)	(545)
Deferred income taxes	(869)	2,537	2,181
Noncash compensation related to stock plans	13,946	11,958	13,190
Excess tax benefit of options exercised	(273)	(78)	(79)
Provision for (recovery of) doubtful accounts	(83)	440	151
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Trade accounts receivable	(7,548)	(16,818)	(4,568)
Inventories	(36,617)	17,208	(22,428)
Other current assets	(2,180)	6,274	(3,683)
Other noncurrent assets	336	(1,301)	(600)
Trade accounts payable	5,785	(1,035)	(11,266)
Accrued liabilities	272	(5,148)	2,270
Accrued profit sharing trust contributions	757	417	(382)
Accrued cash profit sharing and commissions	2,064	2,530	81
Other long-term liabilities	242	(2,930)	2,607
Accrued workers’ compensation	(1,024)	492	(490)
Income taxes payable	1,046	2,446	(872)
Net cash provided by operating activities	94,947	114,207	67,221
Cash flows from investing activities
Capital expenditures	(42,002)	(34,186)	(23,715)
Business acquisitions, net of cash acquired	(5,361)	(4,179)	(220)
Invest in Equity Investments	(2,500)	—	—
Loan made to customer	—	—	(281)
Loan repayment by customer	—	244	39
Proceeds from sale of assets	1,320	293	672
Net cash used in investing activities	(48,543)	(37,828)	(23,505)
Cash flows from financing activities
Repayment of line of credit and other borrowings	—	(17)	(77)
Contingent consideration of asset acquisitions	(27)	(1,177)	(1,293)
Debt issuance costs	(1,125)	—	—
Repurchase of common stock	(53,502)	(47,144)	(2,981)
Issuance of Company’s common stock	7,976	9,720	4,582
Excess tax benefit of options exercised	273	78	79
Dividends paid	(32,711)	(29,352)	(25,918)
Net cash used in financing activities	(79,116)	(67,892)	(25,608)
Effect of exchange rate changes on cash	424	(9,969)	(9,009)
Net increase (decrease) in cash and cash equivalents	(32,288)	(1,482)	9,099
Cash and cash equivalents at beginning of year	258,825	260,307	251,208
Cash and cash equivalents at end of year	$226,537	$258,825	$260,307
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
Interest	$284	$249	$117
Income taxes	49,425	34,008	34,977
Noncash activity during the year for
Capital expenditures	$2,318	$1,214	$1,031
Stock-based compensation	315	552	402
Dividends declared but not paid	8,535	7,716	6,843
Contribution in excess of pension benefit cost	—	—	39

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

The Company operates exclusively in the building products industry. The Company’s products are sold primarily in the United States, Canada, Europe, the South Pacific and in Asia up until 2015 when the Company closed the sales offices there. Revenues have some geographic market concentration in the United States. A portion of the Company’s business is therefore dependent on economic activity within the North America segment. The Company is dependent on the availability of steel, its primary raw material.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries. Investments in 50% or less owned entities are accounted for using either cost or the equity method. The Company consolidates all variable interest entities ("VIEs") where it is the primary beneficiary. There were no VIEs as of December 31, 2016 or 2015. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, as amended from time to time ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

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

As of December 31, 2016, the Company’s investments consisted of only money market funds, and as of December 31, 2015, its investments consisted of only United States Treasury securities and money market funds, which are the Company’s primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. The balance of the Company’s primary financial instruments was as follows:

(in thousands)	At December 31,
	2016	2015
United States Treasury securities and money market funds	$2,832	$76,047

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Major renewals and betterments are capitalized. Maintenance and repairs are expensed on a current basis. When assets are sold or retired, their costs and accumulated depreciation are removed from the accounts, and the resulting gains or losses are reflected in the accompanying Consolidated Statements of Operations.

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

In-Process Research and Development Assets

In-process research and development (“IPR&D”) assets represent capitalized incomplete research projects that the Company acquired through business combinations. Such assets are initially measured at their acquisition-date fair values and are required to be classified as indefinite-lived assets until the successful completion of the associated research and development efforts. During the development period after the date of acquisition, these assets will not be amortized until the research and development projects are completed and the resulting assets are ready for their intended use. The Company performs an impairment test annually and more frequently if events or changes in circumstances indicate it that is more likely than not that the asset is impaired. On successful completion of the research and development project the Company makes a determination about the then-remaining useful life and begins amortization. As of December 31, 2016, the Company had no IPR&D assets.

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

Product and Software Research and Development Costs

Product research and development costs, which are included in operating expenses and are charged against income as incurred, were $9.9 million, $10.3 million and $11.2 million in 2016, 2015 and 2014, respectively. The types of costs included as product research and development expenses are typically related to salaries and benefits, professional fees and supplies. In 2016, 2015 and 2014, the Company incurred software development expenses related to its expansion into the plated truss market and some of the software development costs were capitalized. See "Note 5 — Property, Plant and Equipment." The Company amortizes acquired patents over their remaining lives and performs periodic reviews for impairment. The cost of internally developed patents is expensed as incurred.

Selling Costs

Selling costs include expenses associated with selling, merchandising and marketing the Company’s products. Major components of these expenses are personnel, sales commissions, facility costs such as rent, depreciation and utilities, professional services, information technology costs, sales promotion, advertising, literature and trade shows.

Advertising Costs

Advertising costs are included in selling expenses, are expensed when the advertising occurs, and were $7.1 million, $6.4 million and $7.3 million in 2016, 2015, and 2014, respectively.

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

Sales Office Closing

The Company substantially completed the liquidation of its Asia sales offices as of December 31, 2015, and does not expect to recognize significant additional costs in future periods related to this event. Accordingly, the Company reclassified $0.2 million of its accumulated other comprehensive income, related to foreign exchange losses from its Asia sales offices, to its consolidated statement of operations. This amount is classified as a loss on disposal of assets and was recorded in the Asia/Pacific segment.

The following table provides a rollforward of the liability balance for such expenses, as well as other non-employee costs associated with the Asia sales office closing, as of December 31, 2016:

(in thousands)	Operating Leases Obligation	Employee Severance Obligation	Other Associated Costs	Total
Balance at January 1, 2016	$—	$301	$352	$653
Charges	406	441	98	945
Cash payments	(406)	(742)	(413)	(1,561)
Balance at December 31, 2016	$—	$—	$37	$37

For the year ended December 31, 2016, the Company had recorded employee severance obligation expenses of $0.4 million and made corresponding payments totaling $0.7 million. In addition, during 2016, the Company incurred operating leases charges of $0.4 million and made corresponding payments for the closed sales offices.

Common Stock

Subject to the rights of holders of any preferred stock that may be issued in the future, holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors out of legally available funds, and in the event of liquidation, dissolution or winding-up of the Company, to share ratably in all assets available for distribution. The holders of common stock have no preemptive or conversion rights. Subject to the rights of any preferred stock that may be issued in the future, the holders of common stock are entitled to one vote per share on any matter submitted to a vote of the stockholders, except that, subject to compliance with pre-meeting notice and other conditions pursuant to the Company’s Bylaws, stockholders currently may cumulate their votes in an election of directors, and each stockholder may give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of shares held by such stockholder or may distribute such stockholder’s votes on the same principle among as many candidates as such stockholder thinks fit. A director in an uncontested election is elected if the votes cast “for” such director’s election exceed the votes cast “against” such director’s election, except that, if a stockholder properly nominates a candidate for election to the Board of Directors, the candidates with the highest number of affirmative votes (up to the number of directors to be elected) are elected. There are no redemption or sinking fund provisions applicable to the common stock.

In 1999, the Company declared a dividend distribution of one right per share of our common stock to purchase Series A Participating preferred stock (each, a "Right," or collectively, the "Rights"). Pursuant to the Amended and Restated Rights Agreement dated as of June 15, 2009 (the "Rights Agreement"), by and between the Company and Computershare Trust Company, N.A,, a federally chartered trust company, as rights agent, the Rights would be exercisable, unless redeemed earlier by the Company, if a person or group acquired, or obtained the right to acquire, 15% or more of the outstanding shares of common stock or commenced a tender or exchange offer that would result in it acquiring 15% or more of the outstanding shares of common stock, either event occurring without the prior consent of the Company. The amount of Series A Participating preferred stock that the holder of a Right was entitled to receive and the purchase price payable on exercise of a Right were both subject to adjustment. Any person or group that would acquire 15% or more of the outstanding shares of common stock without the prior consent of the Company would not be entitled to this purchase. Any stockholder who held 25% or more of the Company’s common stock when the Rights were originally distributed would not be treated as having acquired 15% or more of the outstanding shares unless such stockholder’s ownership would be increased to more than 40% of the outstanding shares.

Under the Rights Agreement, the Rights were scheduled to expire June 14, 2019 and might be redeemed by the Company at one cent per Right prior to their scheduled expiration. The Rights did not have voting or dividend rights and, until they become exercisable, had no dilutive effect on the earnings of the Company. One million shares of the Company’s preferred stock have been designated Series A Participating preferred stock and reserved for issuance on exercise of the Rights.

No event has made the Rights exercisable. On October 25, 2016, the Company's Board of Directors voted to terminate the Rights Agreement. On November 9, 2016, the Company entered into an amendment (the “Rights Agreement First Amendment”) to the

Rights Agreement. The Rights Agreement First Amendment amended the definition of “Final Expiration Date” under the Rights Agreement to mean “November 9, 2016.” Accordingly, the Rights Agreement First Amendment accelerated the final expiration of the Rights from June 14, 2019, to November 9, 2016.

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

Stock Repurchase Program

The Company announced a stock repurchase program in 2015.

In 2015, the Company's Board of Directors authorized the Company to repurchase up to $50.0 million of the Company's common stock through December 31, 2015. For the fiscal year ended December 31, 2015, the Company purchased a total of 1,338,894 shares of its common stock, which included the 689,184 shares pursuant to the September 2015 $25 million accelerated share repurchase program ("2015 ASR Agreement") that the Company entered into with Wells Fargo Bank, National Association ("Wells Fargo"). As of December 31, 2015, the terms of the 2015 ASR Agreement were completed. The Company paid Wells Fargo $25 million and Wells Fargo delivered to the Company 689,184 shares of the Company’s common stock, which had an average share price of $36.27 per share. At an average price of $35.21, the Company spent approximately $47.1 million on the 1,338,894 shares repurchased during the twelve months ended December 31, 2015. All shares repurchased during 2015 were retired.

At its meeting in August 2016, the Company’s Board of Directors authorized the Company to repurchase up to $125.0 million of the Company’s common stock. This authorization increased and extended the $50.0 million repurchase authorization from February 2016 and will remain in effect through December 31, 2017. For the fiscal year ended December 31, 2016, the Company purchased a total of 1,244,003 shares of its common stock, which included the 1,137,656 shares pursuant to the August 2016 $50 million accelerated share repurchase program ("2016 ASR Agreement") that the Company entered into with Wells Fargo. As of December 31, 2016, the terms of the 2016 ASR Agreement were completed. The Company paid Wells Fargo $50 million and Wells Fargo delivered to the Company 1,137,656 shares of the Company’s common stock, which had an average share price of $43.95 per share. At an average price of $43.01, the Company spent approximately $53.5 million on the 1,244,003 shares repurchased during the twelve months ended December 31, 2016. All shares repurchased during 2016 were retired.

See the "Consolidated Statements of Stockholders’ Equity."

Net Income per Common Share

Basic net income per common share is computed based on the weighted average number of common shares outstanding. Potentially dilutive shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following shows a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Fiscal Year Ended December 31,
(in thousands, except per-share amounts)	2016	2015	2014
Net income available to common stockholders	$89,734	$67,888	$63,531

Basic weighted average shares outstanding	48,084	48,952	48,977
Dilutive effect of potential common stock equivalents	211	229	217
Diluted weighted average shares outstanding	48,295	49,181	49,194
Net earnings per share:
Basic	$1.87	$1.39	$1.30
Diluted	$1.86	$1.38	$1.29
Potentially dilutive securities excluded from earnings per diluted share because their
effect is anti-dilutive	—	—	—

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

Comprehensive Income or Loss

Comprehensive income is defined as net income plus other comprehensive income or loss. Other comprehensive income or loss consists of changes in cumulative translation adjustments and changes in unamortized pension adjustments recorded directly in accumulated other comprehensive income within stockholders’ equity. The following shows the components of accumulated other comprehensive income or loss as of December 31, 2016 and 2015, respectively:

	Foreign Currency Translation	Pension Benefit	Total
(in thousands)
Balance, January 1, 2014	$18,283	$(197)	$18,086
Other comprehensive income before reclassification net of tax benefit (expense) of ($63) and $67, respectively	(24,896)	(370)	(25,266)
Balance, December 31, 2014	(6,613)	(567)	(7,180)
Other comprehensive loss net of tax benefit (expense) of ($57) and $82, respectively	(20,708)	(457)	(21,165)
Amounts reclassified from accumulative other comprehensive income, net of $0 tax	(231)	—	(231)
Balance, December 31, 2015	(27,552)	(1,024)	(28,576)
Other comprehensive loss net of tax benefit (expense) of ($222) and $87, respectively	(3,920)	(474)	(4,394)
Amounts reclassified from accumulative other comprehensive income, net of $0 tax	—	—	—
Balance, December 31, 2016	$(31,472)	$(1,498)	$(32,970)

The 2015 translation adjustment of $0.2 million in cumulative currency translation adjustments was related to the liquidation of the Asia sales offices. This amount is classified as a net loss on disposal of assets in the accompanying Consolidated Statements of Operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in money market funds and trade accounts receivable. The Company maintains its cash in demand deposit and money market accounts held primarily at fifteen banks.

Accounting for Stock-Based Compensation

The Company currently maintains an equity incentive plan, the Simpson Manufacturing Co., Inc. Amended and Restated 2011 Incentive Plan (the “2011 Plan”), which was adopted on April 26, 2011 and amended and restated on April 21, 2015. The 2011 Plan amended and restated in their entirety, and incorporated and superseded, both the Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”), which was principally for the Company’s employees, and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”), which was for its independent directors. Awards previously granted under the 1994 Plan or the 1995 Plan will not be affected by the adoption of the 2011 Plan and will continue to be governed by the 1994 Plan or the 1995 Plan, respectively.

Under the 1994 Plan and the 1995 Plan, the Company could grant incentive stock options and non-qualified stock options, although the Company granted only non-qualified stock options thereunder. The Company generally granted options under each of the 1994 Plan and the 1995 Plan once each year. Options vest and expire according to terms established at the grant date. Stock options granted under the 1994 Plan typically vested evenly over the requisite service period of four years and have a term of seven years. Options granted under the 1995 Plan were fully vested on the date of grant. Shares of common stock issued on exercise of stock options under the 1994 Plan and the 1995 Plan are registered under the Securities Act of 1933, as amended (the "Securities Act").

Under the 2011 Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock and restricted stock units, although the Company currently intends to award primarily performance-based and/or time-based restricted stock units ("RSUs") and to a lesser extent, if at all, non-qualified stock options. The Company does not currently intend to award incentive stock options or restricted stock. Under the 2011 Plan, no more than 16.3 million shares of the Company’s common stock in aggregate (including shares already issued pursuant to prior awards) may be issued under the 2011 Plan, including shares reserved for issuance on exercise of options previously granted under the 1994 Plan and the 1995 Plan. Shares of common stock to be issued pursuant to the 2011 Plan are registered under the Securities Act.

Subject to certain adjustment, the following limits shall apply with respect to any awards under the Plan that are intended to qualify for the performance-based exception from the tax deductibility limitations of section 162(m) of the U.S. Internal Revenue Code of 1986, as amended from time to time: (i) the maximum aggregate number of shares of the Company’s common stock that may be subject to stock options granted in any calendar year to any one participant shall be 150,000 shares; and (ii) the maximum aggregate number of shares of the Company’s common stock issuable or deliverable under RSUs granted in any calendar year to any one participant shall be 100,000 shares.

The following table shows the Company’s stock-based compensation activity:

	Fiscal Years Ended December 31,
(in thousands)	2016	2015	2014
Stock-based compensation expense recognized in operating expenses	$13,113	$11,212	$12,299
Tax benefit of stock-based compensation expense in provision for income taxes	4,757	3,987	4,384
Stock-based compensation expense, net of tax	$8,356	$7,225	$7,915
Fair value of shares vested	$13,186	$10,997	$12,354
Proceeds to the Company from the exercise of stock-based compensation	$7,976	$9,720	$4,582
Tax benefit from exercise of stock-based compensation, including shortfall tax benefits	$(251)	$(318)	$(268)

The stock-based compensation expense included in cost of sales, research and development and engineering expense, selling expense, or general and administrative expense depends on the job functions performed by the employees to whom the stock options were granted, or the restricted stock units were awarded.

The following table shows the expense related to the Company's stock-based compensation capitalized in inventory.

	At The Fiscal Year Ended December 31,
(in thousands)	2016	2015	2014
Stock-based compensation cost capitalized in inventory	$434	$368	$559

The assumptions used to calculate the fair value of options or restricted stock units are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. See "Note 13 — Stock-Based Compensation."

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

The Company determined that the Australia reporting unit includes four components: Australia, New Zealand, South Africa and United Arab Emirates (collectively, the “AU Components”). The Company aggregates the AU Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the AU Components working in concert. The AU Components are economically similar because of a number of factors, including that New Zealand, South Africa and United Arab Emirates operate as extensions of their Australian parent company selling similar products and sharing assets and services such as intellectual property, manufacturing assets for certain products, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the AU Components level and costs are allocated among the AU Components.

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

The 2016, 2015 and 2014 annual testing of goodwill for impairment did not result in impairment charges. The impairment charge taken in the third quarter of 2014 was associated with assets in the Germany reporting unit acquired from Bierbach in 2013. The factors that led to the third quarter impairment were a failure to retain Bierbach's historical customers and increased competition, which led to the reduction in the contingent consideration liability related to the Bierbach acquisition and resulted in management performing an impairment test to evaluate the recoverability of the Germany reporting unit's goodwill. The test resulted in the impairment of all of the reporting unit’s goodwill in the amount of $0.5 million. In connection with the impairment of the goodwill, the Company also reviewed associated long-lived assets in Germany, such as property and equipment and intangible assets, for recoverability by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. No impairment of long-lived assets was required as a result of that review during the third quarter of 2014.

The annual changes in the carrying amount of goodwill, by segment, as of December 31, 2015 and 2016, were as follows, respectively:

(in thousands)	North America	Europe	Asia Pacific	Total
Balance as of January 1, 2015:
Goodwill	$95,192	$51,202	$1,567	$147,961
Accumulated impairment losses	(10,666)	(13,414)	—	(24,080)
	84,526	37,788	1,567	123,881
Goodwill acquired	1,860	210	—	2,070
Foreign exchange	(552)	(1,278)	(171)	(2,001)
Balance as of December 31, 2015:				0
Goodwill	96,500	50,135	1,396	148,031
Accumulated impairment losses	(10,666)	(13,415)	—	(24,081)
	85,834	36,720	1,396	123,950
Goodwill acquired	—	1,848	—	1,848
Foreign exchange	93	(952)	(21)	(880)
Reclassifications(1)	(439)	—	—	(439)
Balance as of December 31, 2016:				0
Goodwill	96,154	51,031	1,375	148,560
Accumulated impairment losses	(10,666)	(13,415)	—	(24,081)
	$85,488	$37,616	$1,375	$124,479
 (1) Reclassifications in 2016 of $0.2 million in patents, $0.1 million in non-compete agreements, $46 thousand in customer relationships and other assets, with a corresponding $0.4 million decrease in goodwill related to the EBTY acquisition.

Amortizable Intangible Assets

The total gross carrying amount and accumulated amortization of intangible assets, most of which are or will be, subject to amortization at December 31, 2016, were $51.4 million and $28.6 million, respectively. The aggregate amount of amortization expense of intangible assets for the years ended December 31, 2016, 2015 and 2014 was $6.0 million, $6.1 million and $7.2 million, respectively.

The annual changes in the carrying amounts of patents, unpatented technologies, customer relationships and non-compete agreements and other intangible assets subject to amortization as of December 31, 2015, and 2016 were as follows, respectively:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents
Balance at January 1, 2015	$1,758	$(1,577)	$181
Acquisition	1,062	—	$1,062
Amortization	—	(102)	(102)
Foreign exchange	(7)	—	(7)
Removal of fully amortized assets	(1,300)	1,300	—
Balance, at December 31, 2015	1,513	(379)	1,134
Amortization	—	(149)	(149)
Reclassifications (1)	212	—	212
Foreign exchange	(7)	—	(7)
Balance at December 31, 2016	$1,718	$(528)	$1,190
 (1) Reclassifications in 2016 of $0.2 million in patents, $0.1 million in non-compete agreements, $46 thousand in customer relationships and other assets, with a corresponding $0.4 million decrease in goodwill related to the EBTY acquisition.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unpatented Technology
Balance at January 1, 2015	$22,797	$(7,665)	$15,132
Amortization	—	(2,061)	(2,061)
Foreign exchange	(123)	—	(123)
Removal of fully amortized assets	(1,070)	1,070	—
Balance, at December 31, 2015	21,604	(8,656)	12,948
Amortization	—	(2,058)	(2,058)
Reclassifications (2)	1,512	—	1,512
Foreign exchange	(243)	$—	(243)
Removal of fully amortized assets	(1,711)	1,711	—
Balance at December 31, 2016	$21,162	$(9,003)	$12,159
 (2)         Reclassifications in 2016 of $1.5 million in unpatented technology for completed IPR&D, with a corresponding reduction in indefinite-lived IPR&D intangibles.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Compete Agreements, Trademarks and Other

Balance at January 1, 2015	$10,839	(5,374)	5,465
Acquisition	25	—	25
Amortization	—	(2,039)	(2,039)
Foreign exchange	(76)	—	(76)
Removal of fully amortized assets	(210)	210	—
Balance, at December 31, 2015	10,578	(7,203)	3,375
Acquisition	1,212	—	1,212
Amortization	—	(2,040)	(2,040)
Reclassifications (1)	119	—	119
Foreign exchange	(39)	—	(39)
Removal of fully amortized asset	(5,143)	5,143	—
Balance at December 31, 2016	$6,727	$(4,100)	$2,627
  (1) Reclassifications in 2016 of $0.2 million in patents, $0.1 million in non-compete agreements, $46 thousand in customer relationships and other assets, with a corresponding $0.4 million decrease in goodwill related to the EBTY acquisition.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships
Balance at January 1, 2015	$21,346	(11,671)	9,675
Acquisition	474	—	474
Amortization	—	(1,881)	(1,881)
Foreign exchange	(178)	—	(178)
Removal of fully amortized assets	(400)	400	—
Balance, at December 31, 2015	21,242	(13,152)	8,090
Amortization	—	(1,793)	(1,793)
Reclassifications (1)	46	—	46
Foreign exchange	(71)	—	(71)
Balance at December 31, 2016	$21,217	$(14,945)	$6,272
   (1) Reclassifications in 2016 of $0.2 million to patents, $0.1 million in non-compete agreements, $46 thousand in customer relationships and other assets, with a corresponding $0.4 million decrease in goodwill related to the EBTY acquisition.

At December 31, 2016, estimated future amortization of intangible assets was as follows:

(in thousands)

2017	$4,728
2018	3,526
2019	3,447
2020	3,416
2021	2,937
Thereafter	4,194
$22,248

Indefinite-Lived Intangible Assets

The annual changes in the carrying amounts of indefinite-lived trade name and IPR&D assets not subject to amortization as of December 31, 2015 and 2016, respectively, were as follows:

(in thousands)			Net Carrying
Indefinite-Lived Intangibles	Trade Name	IPR&D	Amount
Balance, at January 1, 2015	$616	$1,518	$2,134
Reclassifications	—	—	—
Foreign exchange	—	(6)	(6)
Balance, at December 31, 2015	616	1,512	2,128
Reclassifications (2)	—	(1,512)	(1,512)
Foreign exchange	—	—	—
Balance at December 31, 2016	$616	$—	$616
 (2)         Reclassifications in 2016 of $1.5 million to unpatented technology for completed IPR&D, with a corresponding reduction in indefinite-lived IPR&D intangibles.

Amortizable and indefinite-lived assets, net, by segment, as of December 31, 2015 and 2016, respectively, were as follows:

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Total Intangible Assets
North America	$27,475	$(14,941)	$12,534
Europe	29,590	(14,449)	15,141
Total	$57,065	$(29,390)	$27,675

	At December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Total Intangible Assets
North America	$23,562	$(13,811)	$9,751
Europe	27,880	(14,767)	13,113
Total	$51,442	$(28,578)	$22,864

Recently Adopted Accounting Standards

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (Topic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Under ASU 2014-5, the emergence of substantial doubt about a company’s ability to continue as a going concern is the trigger for providing footnote disclosure. Therefore, for each annual and interim reporting period, management should evaluate whether there are conditions that give rise to substantial doubt within one year from the financial statement issuance date. During the fourth quarter of 2016, the Company adopted ASU 2014-15 and applied the guidance prospectively. Adoption of ASU 2014-15 has had no material effect on the Company’s consolidated financial statements and footnote disclosures.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, (Topic 330), Simplifying the Measurement of Inventory (“ASU 2015-11”). The objective is to reduce the complexity related to inventory subsequent measurement and disclosure requirements. ASU 2015-11 amendments do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments more closely align with the measurement of inventory in International Financial Reporting Standards. ASU 2015-11 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. During the first quarter of 2016, the Company elected to adopt ASU 2015-11 ahead of its required effective date and applied the guidance prospectively. Early adoption of ASU 2015-11 has had no material effect on the Company's consolidated financial statements and footnote disclosures.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). The objective is to simplify the presentation of deferred income taxes; the amendments require that deferred tax assets and liabilities be classified as noncurrent in a classified consolidated balance sheets.  ASU 2015-17 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendment may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. During the first quarter of 2016, the Company elected to adopt ASU 2015-17 ahead of its required effective date and applied the guidance prospectively with no change to prior period's amounts disclosed in our consolidated balance sheets and related notes to the consolidated financial statements.

Early adoption of ASU 2015-17, in the first quarter of 2016, resulted in the Company offsetting all of its deferred income tax assets and liabilities, as of January 1, 2016, by taxing jurisdiction and classifying those balances as noncurrent. The result was a $4.1 million increase in "Other noncurrent assets," from $6.7 million to $10.8 million, and a $12.1 million decrease in "Deferred income tax and other long-term liabilities," from $16.5 million to $4.4 million.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The amendments provide a revenue recognition five-step model to be applied to all revenue contracts with customers. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The standard is effective for annual and interim periods beginning after December 15, 2017. The Company expects to adopt the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company is currently in the process of determining its method of adoption, which depends in part upon the completion of the analysis on the impact this guidance has on the Company's revenue arrangements. The Company expects to complete its analysis of the impact of the updated revenue-recognition guidance on the Company's revenue arrangements by October of 2017. The Company’s approach includes performing a detailed review of key contracts representative of the Company’s products. In addition, comparing historical accounting policies and practices to the new standard on the Company’s revenue arrangements. Based on current information and subject to future events and circumstances, the Company does not know whether the new revenue recognition standard will have a material impact on its financial statements upon adoption.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, (Topic 842), Leases (“ASU 2016-02”). ASU 2016-02 core requirement is to recognize the assets and liabilities that arise from leases including those leases classified as operating leases. The amendments require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The lessor accounting application is largely unchanged from that applied previously under GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this Update is permitted for all entities. Based on current information and subject to future events and circumstances, the Company does not know whether the new operating lease standard will have a material impact on its financial statements upon adoption.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (Topic 718), Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments simplify several aspects of the accounting for employee share-based payment transactions including accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Based on current information and subject to future events and circumstances, the Company does not believe the improved stock compensation standard will have a material impact on its financial statements upon adoption.

2.	Acquisitions

In December 2015, the Company purchased all of the business assets including intellectual property from Blue Heron Enterprises, LLC, and Fox Chase Enterprises, LLC (collectively, "EBTY"), both New Jersey limited liability companies, for $3.4 million in cash. EBTY manufactured and sold hidden deck clips and products and systems using a patented design. EBTY's patented design for hidden deck clips and products and systems will complement the Company's line of hidden clips and fastener systems. The Company's measurement of assets acquired included goodwill of $2.0 million, which was assigned to the North America segment, and intangible assets of $1.1 million, both of which are subject to tax-deductible amortization. Net assets consisting of inventory and equipment accounted for the balance of the purchase price. The weighted-average amortization period for the intangible assets is 7 years.

In August 2016, the Company purchased all of the outstanding shares of Multi Services Dêcoupe S.A. ("MS Decoupe"), a Belgium public limited company, for $6.9 million. MS Decoupe primarily manufactures and distributes wood construction, plastic and metal labeling products in Belgium and the Netherlands, including distributing the Company's products manufactured at the Company's production facility in France. With this acquisition, the Company could potentially offer the Belgium market a wider-range of its products, shorten delivery lead times, and expand the Company's sales presence into the Netherlands market. The Company's provisional measurement of assets acquired and liabilities assumed included cash and cash equivalents of $1.5 million, other current assets of $2.1 million, non-current assets of $5.0 million, current liabilities of $0.7 million and non-current deferred income tax liabilities of $1.0 million. Included in non-current assets was goodwill of $1.9 million, which was assigned to the Europe segment, and intangible assets of $1.2 million, both of which are not subject to tax-deductible amortization. The estimated weighted-average amortization period for the intangible assets is 7 years.

Under the business combinations topic of the FASB ASC 805, the Company accounted for these acquisitions as business combinations and ascribed acquisition-date fair values to the acquired assets and assumed liabilities. Fair value of intangible assets was based on Level 3 inputs.

The results of operations of the businesses acquired in 2014 through 2016 are included in the Company’s consolidated results of operations since the date of the acquisition. They were not material to the Company on an individual or aggregate basis, and accordingly, pro forma results of operations have not been presented.

See “Note 15 — Subsequent Events” for the Company’s acquisitions that took place following December 31, 2016.

3.	Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	December 31,
(in thousands)	2016	2015
Trade accounts receivable	$116,368	$109,859
Allowance for doubtful accounts	(895)	(1,142)
Allowance for sales discounts	(3,050)	(2,706)
	$112,423	$106,011

The Company sells products on credit and generally does not require collateral.

4.	Inventories

The components of inventories consisted of the following:

	December 31,
(in thousands)	2016	2015
Raw materials	$86,524	$75,950
In-process products	20,902	18,828
Finished products	124,848	100,979
	$232,274	$195,757

5.	Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2016	2015
Land	$32,127	$28,698
Buildings and site improvements	183,882	171,890
Leasehold improvements	5,550	5,560
Machinery and equipment	248,861	232,560
	470,420	438,708
Less accumulated depreciation and amortization	(273,302)	(257,115)
	197,118	181,593
Capital projects in progress	35,692	32,123
	$232,810	$213,716

Included in property, plant and equipment at December 31, 2016 and 2015, are fully depreciated assets with an original cost of $166.7 million and $156.7 million, respectively. These fully depreciated assets are still in use in the Company’s operations.

The Company capitalizes certain development costs associated with internal use software, including external direct costs of materials and services and payroll costs for employees devoting time to a software project. As of December 31, 2016 and 2015, depreciable capitalized software development costs were $4.6 million and $1.6 million, respectively, and included in capital projects in progress at December 31, 2016 and 2015, were software in development costs of $13.5 million and $12.2 million, respectively. Costs incurred during the preliminary project stage, as well as costs for maintenance and training, are expensed as incurred.

Depreciation expense was $21.6 million for the year ended December 31, 2016 and $20.4 million for both of the years ended December 31, 2015 and 2014.

In December 2015, the Company purchased for $12.6 million a manufacturing facility in West Chicago for the purposes of combining the operations of its two leased chemical facilities into one owned facility. During 2016, the Company incurred $7.3 million in improvement costs to build out of the new facility. In 2016, the Company approved the expansion of the McKinney facility, which it estimates will cost $17.0 million to $19.0 million.

6. Investments

At December 23, 2016, the Company acquired a 25.0% equity interest in Ruby Sketch Pty Ltd. (“Ruby Sketch”), an Australian proprietary limited company, for $2.5 million, for which the Company accounts for its ownership interest using the equity accounting method. Ruby Sketch develops software that assists in designing residential structures, primarily used in Australia and potentially for the North America market. The Company’s future relationship with Ruby Sketch also could potentially include the specification of the Company’s products in the Ruby Sketch software. The Company has no obligation to make any additional capital contributions to Ruby Sketch.

7.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2016	2015
Sales incentive and advertising accruals	$25,761	$22,235
Vacation liability	7,432	7,001
Dividend payable	8,535	7,716
Labor related liabilities	8,431	7,720
Other	10,318	10,089
	$60,477	$54,761

8.	Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at December 31, 2016 was $303.8 million, including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300.0 million in available credit. On July 25, 2016, the Company entered into a second amendment (the "Amendment") to the credit facility. For additional information about the Amendment, see the Company's Current Report on Form 8-K dated July 28, 2016. As amended, this credit facility expires on July 23, 2021. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of United States dollars appearing on Reuters LIBOR1screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at December 31, 2016, the LIBOR Rate was 0.72% ), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company was also required to pay customary fees as specified in a separate fee agreement between the Company and Wells Fargo Bank, National Association, in its capacity as the Administrative Agent under the credit facility.

In addition to the $300.0 million credit facility, the Company’s borrowing capacity under other revolving credit lines totaled $3.8 million at December 31, 2016. The other revolving credit lines charge interest ranging from 0.48% to 7.75% and have maturity dates from March 2017 to December 2017. The Company had no outstanding balance on any of its revolving credit lines at December 31, 2016 and 2015, respectively.

The Company and its subsidiaries are required to comply with various affirmative and negative covenants. The covenants include provisions that would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations. The Company was in compliance with its financial covenants under the loan agreement as of December 31, 2016.

The Company incurs interest costs, which include interest, maintenance fees and bank charges. The amount of costs incurred, capitalized, and expensed for the years ended December 31, 2016, 2015 and 2014, consisted of the following:

	Years Ended December 31,
	2016	2015	2014
Interest costs incurred	$1,167	$1,133	$953
Less: Interest capitalized	(20)	(136)	(98)
Interest expense	$1,147	$997	$855

9.	Commitments and Contingencies

Leases

Certain properties occupied by the Company are leased. The leases expire at various dates through 2026 and generally require the Company to assume the obligations for insurance, property taxes and maintenance of the facilities.

Rental expense for 2016, 2015 and 2014 with respect to all leased property was approximately $5.9 million, $6.6 million and $6.9 million, respectively.

At December 31, 2016, minimum rental commitments under all non-cancelable leases were as follows:

(in thousands)

2017	$5,857
2018	4,539
2019	3,335
2020	2,738
2021	1,822
Thereafter	2,966
Total	$21,257

Some of these minimum rental commitments contain renewal options and provide for periodic rental adjustments based on changes in the consumer price index or current market rental rates. Other rental commitments provide options to cancel early without penalty. Future minimum rental payments, under the earliest cancellation options, are included in minimum rental commitments in the table above.

Other Contractual Obligations

Purchase obligations consist of commitments primarily related to the acquisition, construction or expansion of facilities and equipment, consulting agreements, and minimum purchase quantities of certain raw materials. The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. Debt interest obligations include annual facility fees on the Company’s primary line-of-credit facility. Interest on line-of-credit facilities was estimated based on historical borrowings and repayment patterns.

At December 31, 2016, other contractual obligations were as follows:

(in thousands)

As of December 31, 2016	Debt Interest Obligations	Purchase Obligations	Total
2017	$450	$33,222	$33,672
2018	450	847	1,297
2019	450	104	554
2020	450	96	546
2021	250	96	346
Thereafter	—	—	—
Total	$2,050	$34,365	$36,415

Employee Relations

Approximately 20% of the Company’s employees are represented by labor unions and are covered by collective bargaining agreements. The Company’s facility in Stockton, California, is also a union facility with two collective bargaining agreements, which also cover tool and die craftsmen and maintenance workers and sheetmetal workers, respectively. These two contracts will expire in July and September 2019, respectively. The Company’s facility in San Bernardino County, California, has two of the

Company's collective bargaining agreements, one with tool and die craftsmen and maintenance workers, and the other with sheetmetal workers. These two contracts expire in February 2017 and June 2018, respectively. The Company expects to agree with the San Bernardino tool and die craftsmen and maintenance workers union to extend the existing labor union contract that expires in February 2017, while the parties are negotiating a new agreement. The Company has not begun negotiations to extend the sheetmetal workers union labor contract that expires in June 2018. The Company believes that, even if new agreements are not reached before the existing labor union contracts expire, it is not likely to have a material adverse effect on the Company’s ability to provide products to customers or on the Company’s profitability.

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

As of February 28, 2017, the Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to the Company’s business, which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Potential Third-Party Claims

Nishimura v. Gentry Homes, Ltd., Civil No. 11-1-1522-07, was filed in the Hawaii First Circuit court on July 20, 2011. The Nishimura case involves claims by homeowners at a Honolulu development, Ewa by Gentry, related to alleged corrosion of strap-tie holdowns and mud-sill anchor products supplied by the Company. Ewa by Gentry consists of approximately 2,400 homes.

The Company is not currently a party to the Nishimura case. The plaintiff homeowners originally sued the developer Gentry Homes, Ltd. (“Gentry”) as well as the Company. In 2012 and 2013, the Hawaii First Circuit granted the Company’s motions to dismiss and for summary judgment, resulting in the dismissal of all of the plaintiff homeowners’ claims against the Company, and the Company is not currently a party to the proceedings. The dismissed claims against the Company remain subject to potential appeal by the plaintiffs. Further, Gentry may in the future seek to sue the Company for indemnity or contribution if Gentry is ultimately found liable for any loss suffered by the plaintiff homeowners.

The Company initially understood from Gentry there were no significant damages claims related to Ewa by Gentry development. In May 2015, the plaintiff homeowners filed a second amended complaint to name a new representative plaintiff because the original representative plaintiffs had not suffered damage. In August 2016, Gentry advised the Company for the first time that other plaintiff homeowners had documented serious corrosion of mudsill anchors and strap-tie holdowns in a substantial number of homes. The plaintiff homeowners and Gentry are currently proceeding in arbitration and the Hawaii state court lawsuit has been stayed pending the conclusion of arbitration. Gentry has not asserted any third party claim against the Company, but has reserved the right to seek to do so.

In the Nishimura case and in the arbitration, the plaintiff homeowners seek damages according to proof. At this time, the Company cannot reasonably ascertain the likelihood that Gentry will be found responsible for substantial damages to the homeowners; whether, if so, Gentry would proceed against the Company; whether any legal theory against the Company might be viable, or the extent of the liability the Company might face if Gentry were to proceed against it.

The Company admits no liability in connection with the Nishimura case. It will vigorously defend any claims, whether appeal by the plaintiff homeowners, or third party claims by Gentry. Based on facts currently known to the Company and subject to future events and circumstances, the Company believes that all or part of any claims that any party might seek to allege against it related to the Nishimura case may be covered by its insurance policies.

Charles Vitale, et al. v. D.R. Horton, Inc. and D.R. Horton-Schuler Homes, LLC, Civil No. 15-1-1347-07, a putative class action lawsuit, was filed in the Hawaii First Circuit on July 13, 2015, in which homeowner plaintiffs allege that all homes built by D.R Horton/D.R. Horton-Schuler Homes in the State of Hawaii have strap-tie holdowns that are suffering premature corrosion. The complaint alleges that various manufacturers make strap-tie holdowns that suffer from such corrosion, but does not identify the Company’s products specifically. The Company is not currently a party to the Vitale lawsuit, but the lawsuit in the future could potentially involve the Company’s strap-tie holdowns.

Given the preliminary nature and the complexities involved in the Nishimura and Vitale proceedings, the Company is unable to estimate reasonably a likelihood of possible loss or range of possible loss until the Company knows, among other factors, (i) whether it will be named in the lawsuit by any party; (ii) the specific claims and the legal theories on which they are based (iii) what claims, if any, will survive dispositive motion practice, (iv) the extent of the claims, including the size of any potential class, particularly as damages are not specified or are indeterminate, (v) how the discovery process will affect the litigation, (vi) the settlement posture of the other parties to the litigation, (vii) the extent to which the Company’s insurance policies will cover the claims or any part thereof, if at all, (viii) whether class treatment is appropriate; and (ix) any other factors that may have a material effect on the litigation.

While it is not feasible to predict the outcome of proceedings, to which the Company is not currently a party, or reasonably estimate a possible loss or range of possible loss for the Company related to such matters, in the opinion of the Company, either the likelihood of loss from such proceedings is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to the Company’s financial position, results of operations or cash flows either individually or in the aggregate. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

10.	Income Taxes

The provision for income taxes from operations consisted of the following:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Current
Federal	$39,649	$29,684	$25,178
State	7,053	5,001	4,391
Foreign	3,333	3,568	4,041
Deferred	0
Federal	260	2,390	2,264
State	13	753	142
Foreign	(1,142)	(605)	(225)
	$49,166	$40,791	$35,791

Income and loss from operations before income taxes for the years ended December 31, 2016, 2015, and 2014, respectively, consisted of the following:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Domestic	$131,827	$106,381	$90,142
Foreign	7,073	2,298	9,180
	$138,900	$108,679	$99,322

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes for its operations were as follows:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.4%	3.3%	3.0%
Tax benefit of domestic manufacturing deduction	(2.5)%	(2.3)%	(2.4)%
Change in valuation allowance	(0.1)%	1.3%	1.5%
Difference between United States statutory and foreign local tax rates	(0.3)%	0.2%	(0.4)%
Change in uncertain tax position	(0.2)%	0.3%	(0.8)%
Other	0.1%	(0.3)%	0.1%
Effective income tax rate	35.4%	37.5%	36.0%

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 2016 and 2015, respectively, were as follows:

	December 31,
(in thousands)	2016	2015
Deferred asset taxes
State tax	$2,518	$1,762
Workers’ compensation	1,381	1,777
Health claims	755	746
Vacation liability	1,485	1,410
Allowance for doubtful accounts	123	205
Inventories	6,833	6,112
Sales incentive and advertising allowances	1,126	963
Acquisition costs	528	—
Unrealized foreign exchange gain or loss	678	247
Stock-based compensation	5,550	5,629
Foreign tax credit carryforwards	1,288	1,345
Uncertain tax positions’ unrecognized tax benefits	104	134
Foreign tax loss carry forward	6,841	7,082
Other	1,259	1,433
	$30,469	$28,845
Less valuation allowances	(6,868)	(7,576)
	23,601	21,269

Deferred tax liabilities
Depreciation	$(6,138)	$(5,265)
Goodwill and other intangibles amortization	(14,126)	(11,835)
Tax effect on cumulative translation adjustment	(667)	(974)
Other	(744)	(1,023)
	(21,675)	(19,097)

Total Deferred tax	$1,926	$2,172

Prospective adoption of ASU 2015-17, in the first quarter of 2016, resulted in the Company offsetting all of its deferred income tax assets and liabilities, as of January 1, 2016, by taxing jurisdiction and classifying those balances as noncurrent. The result was

$4.1 million being classified as "Other noncurrent assets," and a $1.9 million being classified as "Deferred income tax and other long-term liabilities." The offsetting of all of the Company's deferred income tax assets and liabilities as of December 31, 2016, by taxing jurisdiction, resulted in $4.3 million being classified as "Other noncurrent assets" and $2.4 million being classified as "Deferred income tax and other long-term liabilities."

At December 31, 2016, the Company had $30.8 million of pre-tax loss carryforwards in various foreign taxing jurisdictions, which includes approximately $4.3 million that were generated by the Company’s Beijing and Thailand subsidiaries that are in the process of liquidating. Tax loss carryforwards of $1.5 million, $1.2 million, $1.7 million, $1.5 million, $0.3 million, $92 thousand and $0.3 million will expire in 2017, 2018, 2019, 2020, 2021, 2022, and 2023 respectively, if not used. The remaining tax losses can be carried forward indefinitely.

At December 31, 2016, and 2015, the Company had deferred tax valuation allowances of $6.9 million and $7.6 million, respectively. The valuation allowance decreased $0.7 million and $0.8 million for the years ended December 31, 2016 and 2015, respectively.

The Company does not provide for federal income taxes on the undistributed earnings of its international subsidiaries because such earnings are reinvested and, in the Company’s opinion, will continue to be reinvested indefinitely. At December 31, 2016, 2015 and 2014, the Company had not provided for federal income taxes on undistributed earnings of $57.7 million, $51.6 million and $45.6 million, respectively, from its international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both United States income taxes and withholding taxes in various international jurisdictions. These taxes may be partially offset by United States foreign tax credits. Determination of the related amount of unrecognized deferred United States income taxes is not practicable because of the complexities associated with this hypothetical calculation. United States federal income taxes are provided on the earnings of the Company’s foreign branches, which are included in the United States federal income tax return.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits in 2016, 2015 and 2014, respectively, was as follows, including foreign translation amounts:

Reconciliation of Unrecognized Tax Benefits	2016	2015	2014
Balance at January 1	$1,107	$1,307	$3,456
Additions based on tax positions related to prior years	204	310	7
Reductions based on tax positions related to prior years	—	(514)	(1,146)
Additions for tax positions of the current year	155	191	165
	—	—	(680)
Lapse of statute of limitations	(347)	(187)	(495)
Balance at December 31	$1,119	$1,107	$1,307

There are no tax positions included in the balance of unrecognized tax benefits at December 31, 2016 and 2014. A tax position of $0.2 million is included at December 31, 2015, which, if recognized, would reduce the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of the Company’s historical accounting policy. During the years ended December 31, 2016, 2015 and 2014, accrued interest decreased by $61 thousand, $30 thousand and $0.2 million, respectively, as a result of the reversal of accrued interest associated with the lapses of statutes of limitations. The Company had accrued $0.2 million for each of the fiscal years ended 2016, 2015 and 2014, for the potential payment of interest, before income tax benefits.

At December 31, 2016, the Company remained subject to United States federal income tax examinations for the tax years 2013 through 2016. In addition, the Company remained subject to state, local and foreign income tax examinations primarily for the tax years 2011 through 2016.

11.	Retirement Plans

The Company has five defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. On January 1, 2015, the Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan for Salaried Employees was amended, restated and superseded by the Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan (the “Restated Plan”), and the Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan for Hourly Employees was merged with and incorporated into the Restated Plan. The Restated Plan, covering United States employees, provides for quarterly contributions, limited to 3% of the employees quarterly eligible compensation, that does not require Board approval and for annual contributions in amounts that the Board authorizes, subject to certain limitations, but in no event are total contributions more than the amounts permitted under the Internal Revenue Code as deductible expense. The other four plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2016, 2015 and 2014, was $10.1 million, $9.5 million and $8.0 million, respectively.

The Company also contributes to various industry-wide, union-sponsored pension funds for hourly employees who are union members and a statutorily required pension fund for employees in Switzerland. Payments to these funds aggregated $3.1 million, $2.5 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Due to the amount and duration of payments, the Company was required to calculate and record a pension expense and liability based on the annual payments in perpetuity. At December 31, 2014, the Company discounted the payment estimate using a discount rate of 4.5%, which approximates the credit-adjusted risk-free rate for the Company and recorded a long-term liability of $3.3 million with a corresponding defined-benefit expense in cost of sales. On a quarterly basis, the Company re-evaluated the number of years that payments are required and the discount rate used to calculate the long-term liability and adjusted it as facts and circumstances changed. All adjustments to the long-term liability were charged to cost of sales in the accompanying Consolidated Statements of Operations. Because of the funding status of the plan, the annual withdrawal liability payments were recorded as interest expense on the long-term liability.

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

12.	Related Party Transactions

In March 2013, the Company extended its lease on a property in Addison, Illinois, which is co-owned by Gerald Hagel, a vice president of Simpson Strong-Tie Company Inc. since March 2007. The extension was for an additional five years through 2018. The Company paid $0.3 million in 2016 to lease the property from Mr. Hagel and his wife, Susan Hagel, a former employee of Simpson Strong-Tie Company Inc.

In 2016, the Company paid Tacit Knowledge, Inc. ("Tacit Knowledge"), a consultant on a software implementation project, $1.9 million for its services. The project started in 2015 and is expected to be continuing in 2017. Chris Andrasick, the Company's Director James S. Andrasick’s son, co-founded Tacit Knowledge in 2002. Tacit Knowledge was sold to Newgistics, Inc. ("Newgistics") in 2013. Chris Andrasick was hired by Newgistics in 2013, as its Chief Strategy and Innovation Officer for Digital Commerce, but has had no financial interest in Tacit Knowledge since the 2013 acquisition, other than in his role as an officer of Newgistics. The payments that the Company made to Tacit Knowledge in 2016 were less than 0.5% of Newgistics' consolidated gross revenues for the fiscal year ended December 31, 2016.

In 2016, Karen Colonias, the Company’s Chief Executive Officer, was named as a director of Reliance Steel & Aluminum Co. (“Reliance”). Reliance, through its subsidiaries, has been a provider of steel processing and handling services for the Company for several years. In 2016, the Company paid Reliance $0.7 million for its services. The relationship between the Company and Reliance is expected to be continuing in 2017.

13.	Stock-Based Compensation

The Company has one stock-based incentive plan, the 2011 Plan, which incorporates and supersedes its two previous plans except for awards previously granted under the two plans (see "Note 1 — Accounting for Stock-Based Compensation). Generally,

participants of the 2011 Plan are granted stock-based awards, and among which the performance-based awards may vest, only if the applicable Company-wide or profit-center operating goals, or both, or strategic goals, established by the Compensation and Leadership Development Committee (the "Committee") of the Board of Directors at the beginning of the year, are met.

The Company granted restricted stock units (“RSUs”) under the 2011 Plan in 2014, 2015 or 2016. The fair value of each restricted stock unit award is estimated on the measurement date as determined in accordance with GAAP and is based on the closing market price of the underlying stock on the day preceding the measurement date. The fair value excludes the present value of the dividends that the RSUs do not participate in. The RSUs may be time-based, performance-based or time- and performance-based. The restrictions on one quarter of the time-based RSUs generally lapse on the date of the award and each of the first, second and third anniversaries of the date of the award (the “Vesting Schedule”). The restrictions on the performance-based RSUs, which are made to the Company’s named executive officers and certain members of the Company’s senior management in addition to their time-based RSUs, generally lapse following a period set for the RSUs on the date of the award, and shares of the Company’s common stock underlying such awards are subject to performance-based adjustment before becoming vested. In addition, some of the time-based RSUs made to the Company’s employees require the underlying shares to be subject to performance-based adjustment before such awards may vest according to the Vesting Schedule.

On February 4, 2017, 616,679 RSUs were awarded to the Company's employees, including officers, at an estimated value of $43.75 per share, based on the closing price on February 14, 2017. On April 20, 2016, 1,800 RSUs were awarded to each of the Company’s six non-employee directors at an estimated value of $38.00 per share based on the closing price on April 19, 2016. There were no restrictions on the non-employee directors’ RSUs granted on April 20, 2016.

The following table summarizes the Company’s unvested restricted stock unit activity for the year ended December 31, 2016:

	Shares (in thousands)	Weighted- Average Price	Aggregate Intrinsic Value * (in thousands)
Unvested Restricted Stock Units (RSUs)
Outstanding at January 1, 2016	527	$31.56	$17,994
Awarded	442	31.98
Vested	(343)	31.64
Forfeited	(11)	32.02
Outstanding at December 31, 2016	615	$31.81	$26,915
Outstanding and expected to vest at December 31, 2016	601	$31.81	$26,282

*  The intrinsic value is calculated using the closing price per share of $43.75, as reported by the New York Stock Exchange on December 31, 2016.

The total intrinsic value of RSUs vested during the years ended December 31, 2016, 2015 and 2014 was $10.8 million, $10.3 million and $9.1 million respectively, based on the market value on the award date.

No stock options were granted under the 2011 Plan in 2014, 2015 or 2016.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2016:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value* (in thousands)
Non-Qualified Stock Options
Outstanding at January 1, 2016	523	$29.55	2.1	$2,406
Exercised	(271)	$29.48
Forfeited	(1)	$21.25
Outstanding and exercisable at December 31, 2016	251	$29.66	1.1	$3,538

 * The intrinsic value represents the amount by which the fair market value of the underlying common stock exceeds the exercise price of the option, and is calculated using the closing price per share of $43.75, as reported by the New York Stock Exchange on December 31, 2016.

The total intrinsic value of stock options exercised during each of the three years ended December 31, 2016, 2015 and 2014, was $3.1 million, $2.4 million and $0.8 million, respectively.

As of January 1, 2015, there were 99 thousand unvested stock options with a weighted average grant-date fair value of $10.33 per share. These stock options vested in the first quarter of 2015 and, as of December 31, 2016, the Company had no unvested stock options.

As of December 31, 2016, there was $24.8 million total unrecognized compensation cost related to unvested stock-based compensation arrangements under the 2011 Plan for awards made through February 2016 and those expected to be made through February 2017. The portion of this cost related to RSUs awarded through February 2016 is expected to be recognized over a weighted-average period of 1.7 years.

The Company also maintains an employee stock bonus plan (the "Stock Bonus Plan"), which was adopted in 1994, amended on December 7, 2015, and approved by the Company's stockholders on April 20, 2016, whereby it awards shares of the Company's common stock to employees, who do not otherwise participate in any of the Company’s stock-based incentive plans and meet minimum service requirements as determined by the Committee. The number of shares awarded, as well as the period of service, is determined by the Committee. The Company committed to issuing 12 thousand shares for 2016 (3 thousand of which are expected to be settled in cash for the Company's foreign employees) and issued 10 thousand and 16 thousand shares for 2015 and 2014, respectively, which resulted in pre-tax compensation charges of $0.8 million, $0.7 million and $0.9 million for each of the years ended December 31, 2016, 2015 and 2014, respectively. These employees are also awarded cash bonuses, which are included in these charges, to compensate for their income taxes payable as a result of the stock bonuses. Shares have generally been issued under the Stock Bonus Plan following the year in which the respective employee reached his or her tenth anniversary of employment with the Company.

14.	Segment Information

The Company is organized into three reporting segments. The segments are defined by the regions where the Company’s products are manufactured, marketed and distributed to the Company’s customers. The three regional segments are the North America segment (comprising primarily the Company's operations in the United States and Canada), the Europe segment and the Asia/Pacific segment (comprising the Company’s operations in Asia, the South Pacific, South Africa and the Middle East). These segments are similar in several ways, including the types of materials used, the production processes, the distribution channels and the product applications.

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

The following table shows certain measurements used by management to assess the performance of the segments described above as of December 31, 2016, 2015 and 2014, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2016
Net sales	$742,021	$111,274	$7,366	$—	$860,661
Sales to other segments *	2,512	570	28,690	—	31,772
Income (loss) from operations	137,311	895	2,140	(869)	139,477
Depreciation and amortization	19,433	5,809	1,208	1,477	27,927
Significant non-cash charges	9,124	1,052	113	3,657	13,946
Provision for income taxes	45,547	1,428	721	1,470	49,166
Capital expenditures and business acquisitions, net of cash acquired	37,652	8,461	1,250	—	47,363
Total assets	853,826	165,121	25,118	(64,091)	979,974

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2015
Net sales	$676,618	$108,068	$9,373	$—	$794,059
Sales to other segments *	2,857	931	20,496	—	24,284
Income (loss) from operations	109,446	3,795	(3,445)	(775)	109,021
Depreciation and amortization	17,812	5,773	1,785	1,451	26,821
Significant non-cash charges	8,221	1,251	131	2,355	11,958
Provision for income taxes	36,999	1,692	581	1,519	40,791
Capital expenditures and asset acquisitions, net of cash acquired	33,336	4,177	825	27	38,365
Total assets	748,241	168,305	24,366	20,397	961,309

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2014
Net sales	$613,843	$123,177	$15,128	$—	$752,148
Sales to other segments *	4,134	1,170	17,933	—	23,237
Income (loss) from operations	94,888	5,005	(1,566)	949	99,276
Depreciation and amortization	18,129	6,755	1,554	1,480	27,918
Impairment of long-lived asset	—	530	—	—	530
Significant non-cash charges	9,722	1,164	203	2,101	13,190
Provision for (benefit from) income taxes	30,287	2,437	882	2,185	35,791
Capital expenditures and asset acquisitions, net of cash acquired	20,160	2,977	798	—	23,935
Total assets	679,844	180,005	29,552	83,664	973,065

 * Sales to other segments are eliminated on consolidation.

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore has been included in the total assets of “Administrative & All Other.” Cash and short-term investment balances in “Administrative & All Other” were $137.4 million, $164.1 million and $167.4 million as of December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the Company had $87.2 million, or 38.5%, of its cash and cash equivalents held outside the United States in accounts belonging to the Company’s various foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if it were repatriated to the United States. The Company currently has no plans to repatriate cash and cash equivalents held outside the United States as the Company expects to use such funds for future international growth and acquisitions.

The significant non-cash charges comprise compensation related to the awards under the Company's stock-based incentive plans and the Company's employee stock bonus plan. The Company’s measure of profit or loss for its reportable segments is income (loss) from operations. The reconciling amounts between consolidated income before tax and consolidated income from operations are net interest income, which is primarily attributed to “Administrative & All Other.”

The following table shows the geographic distribution of the Company’s net sales and long-lived assets as of December 31, 2016, 2015 and 2014, respectively:

	2016		2015		2014
(in thousands)	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States	$702,071	$192,787	$639,443	$171,367	$572,112	$158,161
Canada	38,269	4,473	36,122	4,275	40,996	5,195
Denmark	15,728	1,249	14,987	1,381	15,121	1,518
United Kingdom	20,905	1,183	22,924	1,357	24,893	1,377
France	33,062	8,349	31,147	8,621	37,312	8,145
Germany	20,751	12,582	19,974	13,358	27,202	15,379
Switzerland	6,549	8,469	5,538	9,071	4,960	9,506
Poland	6,633	1,830	6,417	893	7,491	1,071
The Netherlands	4,909	21	4,773	15	4,539	30
Belgium	1,286	1,798	—	—	—	—
China/Hong Kong	151	6,881	4,097	7,510	9,646	8,966
Australia	4,741	239	3,121	274	3,245	267
New Zealand	2,474	163	2,154	142	2,237	82
Chile	1,572	56	902	91	573	149
Other countries	1,560	590	2,460	731	1,821	929
	$860,661	$240,670	$794,059	$219,086	$752,148	$210,775

Net sales and long-lived assets, net of intangible assets, are attributable to the country where the sales or manufacturing operations are located.

Wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls and are used for connecting and strengthening wood-based construction primarily in the residential construction market. Concrete construction products include adhesives, specialty chemicals, mechanical anchors, carbide drill bits, powder actuated tools and reinforcing fiber materials and are used for restoration, protection or strengthening concrete, masonry and steel construction in residential, industrial, commercial and infrastructure construction. The following table show the distribution of the Company’s net sales by product for the years ended December 31, 2016, 2015 and 2014, respectively:

(in thousands)	2016	2015	2014
Wood Construction	$732,414	$674,274	$636,003
Concrete Construction	128,247	119,481	115,921
Other	—	304	224
Total	$860,661	$794,059	$752,148

No customer accounted for as much as 10% of net sales for the years ended December 31, 2016, 2015 and 2014.

15.	Subsequent Events

Dividend Declaration

At its meeting on January 30, 2017, the Company’s Board of Directors declared a cash dividend of $0.18 per share of our common stock, estimated to be $8.6 million in total. The record date for the dividend will be April 6, 2017, and it will be paid on April 27, 2017.

Acquisition of Gbo Fastening Systems AB

On January 3, 2017, the Company acquired Gbo Fastening Systems AB ("Gbo Fastening Systems"), a Sweden limited company, for approximately $10.2 million. Gbo Fastening Systems manufacturers and sells a complete line of CE-marked structural fasteners, unique fastener dimensioning software for wood construction applications currently sold mostly in northern and eastern Europe, which is expected to complement the Company's line of wood construction products in Europe.

Acquisition of CG Visions, Inc.

On January 9, 2017, the Company acquired CG Visions, Inc. ("CG Visions"), an Indiana company, for up to approximately $21.5 million, including an earn-out of $2.15 million, which is subject to meeting sales targets, and subject to specified holdback provisions and post-closing adjustment. CG Visions provides scalable technologies and services in building information modeling ("BIM") technologies, estimation tools and software solutions to a number of the top 100 mid-sized to large builders in the United States, which will complement and support the Company's sales in North America.

Both acquisition transactions will be recorded as business combinations in accordance with the business acquisition method. Because the transactions were so recent, the Company is in the process of evaluating the information required to determine the preliminary purchase allocation for each acquisition.

16.	Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for each of the quarters in 2016 and 2015, respectively:

(in thousands, except per share amounts)

	2016				2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$200,192	$230,974	$229,973	$199,523	$184,764	$216,139	$216,665	$176,491
Cost of sales	105,226	117,499	118,486	107,000	102,002	115,798	118,347	98,993
Gross profit	94,966	113,475	111,487	92,523	82,762	100,341	98,318	77,498
Research and development and other engineering	12,441	10,932	11,452	11,423	11,548	13,935	10,517	10,197
Selling	24,030	24,304	24,822	25,187	22,508	22,535	23,013	22,607
General and administrative	32,376	32,543	34,945	29,298	26,553	28,648	29,794	28,433
Impairment of goodwill	—	—	—	—	—	—	—	—
Gain on sale of assets	(17)	(81)	(656)	(26)	(332)	(26)	(15)	(16)
Income from operations	26,136	45,777	40,924	26,641	22,485	35,249	35,009	16,277
Interest expense, net	(177)	(82)	(83)	(235)	(77)	(175)	(54)	(35)
Income before income taxes	25,959	45,695	40,841	26,406	22,408	35,074	34,955	16,242
Provision for income taxes	8,565	15,898	14,640	10,063	7,675	13,479	13,446	6,191
Net income	$17,394	$29,797	$26,201	$16,343	$14,733	$21,595	$21,509	$10,051
Earnings per common share:				0
Basic	$0.37	$0.62	$0.54	$0.34	$0.30	$0.44	$0.44	$0.20
Diluted	0.36	0.62	0.54	0.34	0.30	0.44	0.43	0.20
Cash dividends declared per common share	$0.18	$0.18	$0.18	$0.16	$0.16	$0.16	$0.16	$0.14

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

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31, 2016, 2015 and 2014

Column A	Column B	Column C		Column D	Column E
		Additions
		Charged	Charged
	Balance at	to Costs	to Other		Balance
(in thousands)	Beginning	and	Accounts —		at End
Classification	of Year	Expenses	Write-offs	Deductions	of Year
Year to date December 31, 2016
Allowance for doubtful accounts	$1,142	$(83)		$164	$895
Allowance for sales discounts	2,706	344	—	—	3,050
Allowance for deferred tax assets	7,575	358		1,065	6,868
Year to date December 31, 2015
Allowance for doubtful accounts	929	440	—	227	1,142
Allowance for sales discounts	2,089	617	—	—	2,706
Allowance for deferred tax assets	6,754	1,577	—	756	7,575
Year to date December 31, 2014
Allowance for doubtful accounts	945	151	—	167	929
Allowance for sales discounts	1,451	638	—	—	2,089
Allowance for deferred tax assets	5,546	1,397	—	189	6,754

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures. As of December 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, as of December 31, 2016, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company's internal control over financial reporting was effective as of December 31, 2016. Grant Thornton LLP, an independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as stated in their report included in the Company's Consolidated Financial Statements.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be contained in the Company’s proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2016, which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be contained in the Company’s proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2016, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in the Company’s proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2016, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in the Company’s proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2016, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in the Company’s proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2016, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

1.     Consolidated financial statements

The following consolidated financial statements are filed as a part of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2016, is filed as part of this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts—Years ended December 31, 2016, 2015 and 2014

All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and related notes thereto.

(b)   Exhibits

The following exhibits are either incorporated by reference into, or filed or furnished with, this Annual Report on Form 10-K, as indicated below.

3.1	Certificate of Incorporation of Simpson Manufacturing Co., Inc., as amended, is incorporated by reference to Exhibit 3.1 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

3.2	Bylaws of Simpson Manufacturing Co., Inc., as amended through October 19, 2016, are incorporated by reference to Exhibit 3.2 of its Current Report on Form 8-K filed on October 25, 2016.

4.1
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

10.2
Credit Agreement, dated as of July 27, 2012, among Simpson Manufacturing Co., Inc., as Borrower, Wells Fargo Bank, National Association ("Wells Fargo"), MUFG Union Bank, N.A. (f/k/a Union Bank, N.A.), HSBC Bank USA, N.A., and Bank of Montreal, as Lenders, Wells Fargo in its separate capacities as Swing Line Lender and L/C issuer and as Administrative Agent, and Simpson Strong-Tie Company Inc., and Simpson Strong-Tie International, Inc. as Guarantors, is incorporated by reference to Exhibit 10.1 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated August 1, 2012.

10.3
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

10.4
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

10.7
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

10.9
Compensation of Named Executive Officers and Directors is incorporated by reference to Item 5.02 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated February 4, 2017, Item 5.02 of Simpson

Manufacturing Co., Inc.’s Current Report on Form 8-K dated December 6, 2016 and Item 5.02 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K filed on October 25, 2016.

10.10	Form of Simpson Manufacturing Co., Inc. 2017 Performance Based Restricted Stock Unit Agreement is filed herewith.

10.11	Form of Simpson Manufacturing Co., Inc. 2017 Time Based Restricted Stock Unit Agreement is filed herewith.

21.	List of Subsidiaries of the Registrant is filed herewith.

23.1	Consent of Grant Thornton LLP is filed herewith.

23.2	Consent of PricewaterhouseCoopers LLP is filed herewith.

31.1	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification is filed herewith.

31.2	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification is filed herewith.

32.	Section 1350 Certifications are furnished herewith.

99.1
Simpson Manufacturing Co., Inc. 1994 Employee Stock Bonus Plan, as amended through December 7, 2015, is incorporated by reference to Exhibit A of Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 10, 2016.

99.2	Form of Simpson Manufacturing Co., Inc. 2017 Time & Performance Based Restricted Stock Unit Agreement is filed herewith.

101
Financial statements from the annual report on Form 10-K of Simpson Manufacturing Co., Inc. for the year ended December 31, 2016, formatted in XBRL, are filed herewith and include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statement of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 28, 2017		Simpson Manufacturing Co., Inc.
(Registrant)
		By	/s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
and Duly Authorized Officer
of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/Karen Colonias	President, Chief Executive	February 28, 2017
(Karen Colonias)	Officer and Director
(principal executive officer)

Chief Financial Officer:

/s/Brian J. Magstadt	Chief Financial Officer,	February 28, 2017
(Brian J. Magstadt)	Treasurer and Secretary
(principal accounting and financial officer)

Directors:

/s/Peter N. Louras, Jr.	Chairman of the Board and Director	February 28, 2017
(Peter N. Louras, Jr.)

/s/Thomas J Fitzmyers	Vice Chairman of the Board	February 28, 2017
(Thomas J Fitzmyers)	and Director

/s/James S. Andrasick	Director	February 28, 2017
(James S. Andrasick)

/s/Jennifer A. Chatman	Director	February 28, 2017
(Jennifer A. Chatman)

/s/Gary M. Cusumano	Director	February 28, 2017
(Gary M. Cusumano)

/s/Celeste Volz Ford	Director	February 28, 2017
(Celeste Volz Ford)

/s/Robin G. MacGillivray	Director	February 28, 2017
(Robin G. MacGillivray)