Form 10-Q
period 2017-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2017-05-10
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of March 31, 2017:   47,654,309.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements relating to events or results that may occur in the future are forward-looking statements, including but not limited to, statements regarding our plans, sales, sales trends, revenues, profits, costs, inventories, expenses, unrecognized costs (including those with respect to unvested stock-based compensation), cost savings, repatriation of funds, factory utilization rates, results of operations, tax liabilities, losses, capital spending, price changes (including product prices and raw material (such as steel) prices), profit margins, effective tax rates, depreciation or amortization expenses, amortization periods, stock repurchases, dividends, compensation arrangements, plans or amendments (including those related to profit sharing and stock-based compensation), record dates, company policies, corporate governance practices, documents or amendments (including charter or bylaw amendments, stockholder rights plans or similar arrangements), capital and corporate structure (including major stockholders, board structure and board composition), prospective adoption of new accounting standards, effects of changes in accounting standards, effects and expenses of (including eventual gains or losses related to) mergers and acquisitions and related integrations, effects and expenses of equity investments, effects and expenses of relocating manufacturing facilities, effects of changes in foreign exchange rates or interest rates, effects and costs of facility consolidations and expansions (including related savings), effects and costs of software program implementations (including related capital expenditures and savings), relationships with distributors, labor relations, needs for additional facilities, materials and personnel, effects and costs of credit facilities and capital lease obligations, and the projected impact of any of the foregoing on our business, financial condition and results of operations. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “may,” “likely,” “potentially,” or similar expressions. Forward-looking statements are necessarily speculative in nature, are based on numerous assumptions, and involve known and unknown risks, uncertainties and other factors (some of which are beyond our control) that could significantly affect our operations and may cause our actual actions, results, financial condition, performance or achievements to be substantially different from any future actions, results, financial condition, performance or achievements expressed or implied by any such forward-looking statements. Those factors include, but are not limited to: (i) general economic cycles and construction business conditions; (ii) customer acceptance of our products; (iii) product liability claims, contractual liability, engineering and design liability and similar liabilities or claims, (iv) relationships with key customers; (v) materials and manufacturing costs; (vi) financial conditions of customers, competitors and suppliers; (vii) technological developments, including software development; (viii) increased competition; (ix) changes in regulations (including changes in trade regulations) or industry practices; (x) litigation risks, (xi) changes in market conditions; (xii) governmental and business conditions in countries where our products are manufactured and sold; (xiii) effects of merger or acquisition activities; (xiv) actual or potential takeover or other change-of-control threats; (xv) changes in our plans, strategies, objectives, expectations or intentions; and (xvi) other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission, including the Company's most recent Annual Report on Form 10-K under the heading “Item 1A - Risk Factors.” See below “Part I, Item 1A - Risk Factors.” Each forward-looking statement contained in this Quarterly Report on Form 10-Q is specifically qualified in its entirety by the aforementioned factors. In light of the foregoing, investors are advised to carefully read this Quarterly Report on Form 10-Q in connection with the important disclaimers set forth above and are urged not to rely on any forward-looking statements in reaching any conclusions or making any investment decisions about us or our securities. All forward-looking statements hereunder are made as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we do not intend and undertake no obligation to update, revise or publicly release any updates or revisions to any forward-looking statements hereunder, whether as a result of the receipt of new information, the occurrence of future events, the change of circumstances or otherwise. We further do not accept any responsibility for any projections or reports published by analysts, investors or other third parties.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	March 31,		December 31,
	2017	2016	2016
ASSETS
Current assets
Cash and cash equivalents	$167,059	$232,028	$226,537
Trade accounts receivable, net	148,506	135,123	112,423
Inventories	256,271	210,787	232,274
Other current assets	13,744	13,284	14,013
Total current assets	585,580	591,222	585,247

Property, plant and equipment, net	250,465	216,660	232,810
Goodwill	135,113	125,614	124,479
Equity investment	2,607	—	2,500
Intangible assets, net	31,713	26,719	22,864
Other noncurrent assets	12,722	8,746	12,074
Total assets	$1,018,200	$968,961	$979,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Capital lease obligation - current portion	$521	$—	$—
Trade accounts payable	38,219	29,023	27,674
Accrued liabilities	67,183	49,849	60,477
Income taxes payable	2,290	2,824	—
Accrued profit sharing trust contributions	2,514	2,245	6,549
Accrued cash profit sharing and commissions	9,256	11,133	10,527
Accrued workers’ compensation	3,578	4,472	3,569
Total current liabilities	123,561	99,546	108,796

Capital lease obligation - net of current portion	1,610	—	—
Deferred income tax and other long-term liabilities	6,076	5,159	5,336
Total liabilities	131,247	104,705	114,132
Commitments and contingencies (see Note 8)
Stockholders’ equity
Common stock, at par value	475	484	473
Additional paid-in capital	259,167	238,040	255,917
Retained Earnings	656,959	648,321	642,422
Treasury stock	—	(3,502)	—
Accumulated other comprehensive loss	(29,648)	(19,087)	(32,970)
Total stockholders’ equity	886,953	864,256	865,842
Total liabilities and stockholders’ equity	$1,018,200	$968,961	$979,974

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands except per-share amounts, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$219,867	$199,523
Cost of sales	119,711	107,000
Gross profit	100,156	92,523
Operating expenses:
Research and development and other engineering	13,108	11,423
Selling	29,483	25,187
General and administrative	34,986	29,298
Net gain on disposal of assets	(51)	(26)
	77,526	65,882
Income from operations	22,630	26,641
Loss in equity method investment, before tax	(28)	—
Interest expense, net	(189)	(235)
Gain on bargain purchase of a business	8,388	—
Income before taxes	30,801	26,406
Provision for income taxes	7,680	10,063
Net income	$23,121	$16,343

Earnings per common share:
Basic	$0.49	$0.34
Diluted	0.48	$0.34

Number of shares outstanding
Basic	47,616	48,297
Diluted	47,906	48,450

Cash dividends declared per common share	$0.18	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$23,121	$16,343
Other comprehensive income (loss):
Translation adjustment, net of tax expense	3,322	9,489
Comprehensive income	$26,443	$25,832

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
At March 31, 2016 and 2017, and December 31, 2016
(In thousands except per-share amounts, unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2016	48,184	$481	$238,212	$639,707	$(28,576)	$—	$849,824
Net income	—	—	—	16,343	—	—	16,343
Translation adjustment, net of tax	—	—	—	—	9,489	—	9,489
Options exercised	35	1	1,012	—	—	—	1,013
Stock-based compensation	—	—	2,350	—	—	—	2,350
Tax benefit of options exercised	—	—	24	—	—	—	24
Shares issued from release of Restricted Stock Units	196	2	(3,873)	—	—	—	(3,871)
Repurchase of common stock	(106)	—	—	—	—	(3,502)	(3,502)
Cash dividends declared on common stock, $0.16 per share	—	—	—	(7,729)	—	—	(7,729)
Common stock issued at $32.45 per share for stock bonus	10	—	315	—	—	—	315
Balance at March 31, 2016	48,319	484	238,040	648,321	(19,087)	(3,502)	864,256
Net income	—	—	—	73,391	—		73,391
Translation adjustment, net of tax	—	—	—	—	(13,409)	—	(13,409)
Pension adjustment, net of tax	—	—	—	—	(474)	—	(474)
Options exercised	235	2	6,961	—	—	—	6,963
Stock-based compensation	—	—	10,836	—	—	—	10,836
Tax benefit of options exercised	—	—	227	—	—	—	227
Shares issued from release of Restricted Stock Units	21	—	(147)	—	—	—	(147)
Repurchase of common stock	(1,138)	—	—	—	—	(50,000)	(50,000)
Retirement of common stock	—	(13)	—	(53,489)	—	53,502	—
Cash dividends declared on common stock, $0.54 per share	—	—	—	(25,801)	—	—	(25,801)
Balance at December 31, 2016	47,437	473	255,917	642,422	(32,970)	—	865,842
Net income	—	—	—	23,121	—	—	23,121
Translation adjustment, net of tax	—	—	—	—	3,322	—	3,322
Options exercised	11	—	314	—	—	—	314
Stock-based compensation	—	—	7,650	—	—	—	7,650
Shares issued from release of Restricted Stock Units	197	2	(5,126)	—	—	—	(5,124)
Cash dividends declared on common stock, $0.18 per share	—	—	—	(8,584)	—	—	(8,584)
Common stock issued at $44.26 per share for stock bonus	9	—	412	—	—	—	412
Balance at March 31, 2017	47,654	$475	$259,167	$656,959	$(29,648)	$—	$886,953

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net income	$23,121	$16,343
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(51)	(26)
Depreciation and amortization	8,363	7,437
Write-off of software development project	—	153
Loss in equity method investment, before tax	28	—
Gain on bargain purchase of a business	(8,388)	—
Deferred income taxes	1,163	2,499
Noncash compensation related to stock plans	7,976	2,750
Excess tax benefit of options exercised and restricted stock units vested	—	(28)
Provision (recovery) for doubtful accounts	13	(266)

Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(30,254)	(28,228)
Inventories	(9,796)	(13,912)
Trade accounts payable	3,209	7,273
Income taxes payable	3,681	6,289
Accrued profit sharing trust contributions	(4,036)	(3,552)
Accrued cash profit sharing and commissions	(1,287)	2,605
Other current assets	(695)	(3,230)
Accrued liabilities	(845)	(6,192)
Long-term liabilities	87	(1,853)
Accrued workers’ compensation	9	(121)
Other noncurrent assets	210	2,162
Net cash used in operating activities	(7,492)	(9,897)
Cash flows from investing activities
Capital expenditures	(15,760)	(6,972)
Asset acquisitions, net of cash acquired	(26,289)	—
Proceeds from sale of property and equipment	53	40
Net cash used in investing activities	(41,996)	(6,932)
Cash flows from financing activities
Deferred and contingent consideration paid for asset acquisition	(65)	(27)
Repurchase of common stock	—	(3,502)
Capital lease borrowings	2,131	—
Issuance of common stock	314	1,012
Excess tax benefit of options exercised and restricted stock units vested	—	28
Dividends paid	(8,538)	(7,709)
Cash paid on behalf of employees for shares withheld	(5,124)	(3,871)
Net cash used in financing activities	(11,282)	(14,069)
Effect of exchange rate changes on cash and cash equivalents	1,292	4,101
Net decrease in cash and cash equivalents	(59,478)	(26,797)
Cash and cash equivalents at beginning of period	226,537	258,825
Cash and cash equivalents at end of period	$167,059	$232,028
Noncash activity during the period
Noncash capital expenditures	$4,817	$266
Dividends declared but not paid	8,578	$7,729
Contingent consideration for acquisition	1,139	—
Issuance of Company’s common stock for compensation	412	315

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

Interim Period Reporting

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These interim statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and incentives, whether actual or estimated, based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectability is reasonably assured and pricing is fixed or determinable. The Company’s general shipping terms are F.O.B. shipping point, and title is transferred and revenue is recognized when the products are shipped to customers. When the Company sells F.O.B. destination point, title is transferred and the Company recognizes revenue on delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and services, though less than 1.0% net sales and not material to the condensed consolidated financial statements, are recognized as the services are completed or the software products and services are delivered. If actual costs of sales returns, incentives and discounts were to significantly exceed the recorded estimated allowance, the Company’s sales would be adversely affected.

Net Earnings Per Common Share

Basic earnings per common share are computed based on the weighted-average number of common shares outstanding. Potentially dilutive securities, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per common share to diluted earnings per share for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Net income available to common stockholders	$23,121	$16,343
Basic weighted-average shares outstanding	47,616	48,297
Dilutive effect of potential common stock equivalents — stock options and restricted stock units	290	153
Diluted weighted-average shares outstanding	47,906	48,450
Earnings per common share:
Basic	$0.49	$0.34
Diluted	$0.48	$0.34
Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	—	—

Accounting for Stock-Based Compensation

The Company currently maintains an equity incentive plan, the Simpson Manufacturing Co., Inc. Amended and Restated 2011 Incentive Plan (the “2011 Plan”), which was originally adopted on April 26, 2011 and was subsequently amended and restated on April 21, 2015. The 2011 Plan amended and restated in their entirety, and incorporated and superseded, both the Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”), which was principally for the Company’s employees, and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”), which was for its independent directors. Awards previously granted under the 1994 Plan or the 1995 Plan were not affected by the adoption of the 2011 Plan and continued to be governed by the 1994 Plan or the 1995 Plan, respectively.

Under the 1994 Plan and the 1995 Plan, the Company could grant incentive stock options and non-qualified stock options, although the Company granted only non-qualified stock options thereunder. The Company generally granted stock options under each of the 1994 Plan and the 1995 Plan once every year. Stock options vest and expire according to terms established at the grant date. Stock options granted under the 1994 Plan typically vested evenly over the requisite service period of four years and have a term of seven years. Stock options granted under the 1995 Plan typically fully vested on the date of grant. Shares of common stock issued on exercise of stock options under the 1994 Plan and the 1995 Plan are registered under the Securities Act of 1933, as amended (the "Securities Act").

Under the 2011 Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock and restricted stock units ("RSUs"), although the Company currently intends to award primarily performance-based and/or time-based RSUs and to a lesser extent, if at all, non-qualified stock options (see "Note 9 Stock-Based Incentive Plans"). The Company does not currently intend to award incentive stock options or restricted stock. Under the 2011 Plan, no more than 16.3 million shares of the Company’s common stock in aggregate may be issued under the 2011 Plan, including shares already issued pursuant to prior awards and shares reserved for issuance on exercise of options previously granted under the 1994 Plan and the 1995 Plan. Shares of common stock to be issued pursuant to the 2011 Plan are registered under the Securities Act.

Subject to certain adjustments, the following limits shall apply with respect to any awards under the 2011 Plan that are intended to qualify for the performance-based exception from the tax deductibility limitations of section 162(m) of the U.S. Internal Revenue Code of 1986, as amended from time to time: (i) the maximum aggregate number of shares of the Company’s common stock that may be subject to stock options granted in any calendar year to any one participant shall be 150,000 shares; and (ii) the maximum aggregate number of shares of the Company’s common stock issuable or deliverable under RSUs granted in any calendar year to any one participant shall be 100,000 shares.

The following table represents the Company’s stock-based compensation activity for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
(in thousands)	2017	2016
Stock-based compensation expense recognized in operating expenses	$7,586	$2,480
Less: Tax benefit of stock-based compensation expense in provision for income taxes	2,791	895
Stock-based compensation expense, net of tax	$4,795	$1,585
Fair value of shares vested	$7,650	$2,350
Proceeds to the Company from the exercise of stock-based compensation	$314	$1,012
Tax effect from the exercise of stock-based compensation, including shortfall tax benefits	$1,104	$24

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

The following table shows the expense related to the Company's stock-based compensation capitalized in inventory for the three months ended March 31, 2017 and 2016, respectively:

	At March 31,
(in thousands)	2017	2016
Stock-based compensation cost capitalized in inventory	$521	$253

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

As of December 31, 2016 and March 31, 2017, the Company’s investments consisted of only money market funds, and as of March 31, 2016, its investments consisted of only United States Treasury securities and money market funds, which are the Company’s primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. The balances of the Company's primary financial instruments at the dates indicated were as follows:

	At March 31,		At December 31,
(in thousands)	2017	2016	2016
United States Treasury securities and money market funds	$3,545	$71,442	$2,832

The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions is classified as Level 3 within the fair value hierarchy as it is based on unobserved inputs and assumptions. In 2017, the fair value of the contingent consideration related to the acquisition of CG Visions, Inc. ("CG Visions"), an Indiana company, was $1.1 million.

Income Taxes

The Company uses an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in each interim period. The following table presents the Company’s effective tax rates and income tax expense for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016
Effective tax rate	24.9%	38.1%
Provision for income taxes	$7,680	$10,063

The Company's effective income tax rate decreased to 24.9% from 38.1%. The decrease was primarily due to a nonrecurring gain on a bargain purchase related to the Gbo Fastening Systems acquisition (see "Gain on Bargain Purchase" below), which was not taxable, and the adoption of FASB Accounting Standards Update No. 2016-09 in January 1, 2017 (see "Recently Adopted Accounting Standards" below), which recognizes the excess tax benefits of stock-based awards as a reduction to income tax expense instead of the previous methodology which recorded the benefit on the balance sheets as a component of stockholders' equity.

Acquisitions

Under the business combinations topic of the FASB ASC 805, the Company accounts for acquisitions as business combinations and ascribes acquisition-date fair values to the acquired assets and assumed liabilities. Provisional fair value measurements are made at the time of the acquisitions. Adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as information necessary to complete the analysis is obtained. Fair value of intangible assets are generally based on Level 3 inputs.

In August 2016, the Company purchased all of the outstanding shares of Multi Services Dêcoupe S.A. ("MS Decoupe"), a Belgium public limited company, for $6.9 million. MS Decoupe primarily manufactures and distributes wood construction, plastic, and metal labeling products in Belgium and the Netherlands, including distributing the Company's products manufactured at the Company's production facility in France. With this acquisition, the Company could potentially offer the Belgium market a wider-range of its products, shorten delivery lead times, and expand the Company's sales presence into the Netherlands market. The Company's provisional measurement of assets acquired and liabilities assumed included cash and cash equivalents of $1.5 million, other current assets of $2.1 million, noncurrent assets of $5.0 million, current liabilities of $0.7 million and noncurrent deferred income tax liabilities of $1.0 million. Included in noncurrent assets was goodwill of $1.9 million, which was assigned to the Europe segment, and intangible assets of $1.2 million, both of which are not subject to tax-deductible amortization. The estimated weighted-average amortization period for the intangible assets is 7 years.

In January 2017, the Company acquired CG Visions for up to approximately $20.8 million subject to specified holdback provisions and post-closing adjustments. CG Visions provides scalable technologies and services in building information modeling ("BIM") technologies, estimation tools and software solutions to a number of the top 100 mid-sized to large builders in the United States, which are expected to complement and support the Company's sales in North America. The Company's provisional measurement of assets acquired and liabilities assumed included other current assets of $0.5 million, noncurrent assets of $20.4 million, current liabilities of $0.07 million and contingent consideration of $1.1 million. Included in noncurrent assets was goodwill of $10.1 million, which was assigned to the North America segment, and intangible assets of $10.3 million, both of which are not subject to tax-deductible amortization. The estimated weighted-average amortization period for the intangible assets is 7 years.

In January 2017, the Company acquired Gbo Fastening Systems AB ("Gbo Fastening Systems"), a Sweden limited company, for approximately $10.2 million. Gbo Fastening Systems manufactures and sells a complete line of CE-marked structural fasteners as well as unique fastener dimensioning software for wood construction applications, currently sold mostly in northern and eastern Europe, which are expected to complement the Company's line of wood construction products in Europe.

The results of operations of businesses acquired in 2016 through 2017 were included in the Company’s condensed consolidated results of operations since the date of the applicable acquisition. Such businesses are not material to the Company on an individual or aggregate basis, and accordingly, pro forma results of operations are not presented.

Gain on Bargain Purchase

The Company recorded a preliminary nontaxable bargain purchase gain of $8.4 million, which was included in the condensed consolidated statements of operations. This nonrecurring bargain purchase gain represents an estimate of the excess fair value of the net assets acquired over the consideration exchanged as of the acquisition date. The fair value measurement and recognition of the assets acquired and liabilities assumed were based on preliminary purchase price allocation and pro forma data for future periods, without speculating as to the seller's motivation. The Company concluded that the valuation procedures and resulting measures, including when repeated, appropriately reflect consideration of all available information as of the acquisition date.

The following table represents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date of the Gbo Fastening Systems acquisition:

(In thousands)
Assets *
Cash and cash equivalents	$3,956
Accounts receivable	4,914
Inventory	13,063
Other current assets	760
Property, plant, equipment and noncurrent assets	5,744
28,437
Liabilities
Accounts payable	4,500
Other current liabilities	5,381
9,881

Total net assets	18,556
Gain on bargain purchase of a business, net of tax	(8,388)
Total purchase price	$10,168
*	Intangible assets acquired were determined to have little to no value, thus were not recognized.

The Company believes it is possible that during the preliminary measurement period or after the final purchase price allocation is determined, the fair value measurement of acquired assets or liabilities could change, which could affect the estimated $8.4 million provisional gain.

Recently Adopted Accounting Standards

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718),
Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amends existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. On January 1, 2017, the Company adopted ASU 2016-09.

This new guidance requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement and classified as an operating activity in the statement of cash flows. The Company prospectively adopted this guidance with the tax impact of a $1.1 million tax benefit recognized in the consolidated income statements and classified it as an operating activity in the consolidated statement of cash flows. The guidance also requires a policy election either to estimate the number of awards that are expected to vest or to account for forfeitures whenever they occur. The Company did not change its policy for calculating accrual compensation costs by estimating the number of awards that are expected to vest. Therefore, when the Company adopted this guidance, there was no recognized cumulative effect adjustment to retained earnings. In addition, this guidance requires cash paid by an employer, when directly withholding shares for tax withholding purposes, to be classified in the statement of cash flows as a financing activity, which differs from the Company's previous method of classification of such cash payments as an operating activity. Accordingly, the Company applied this provision retrospectively and for the first quarter of 2017 and 2016 reclassified $5.1 million and $3.9 million, respectively, from operating activities to financing activities in the condensed consolidated statements of cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-07, Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"), which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The amendments in ASU 2016-07 are effective for public companies for fiscal years beginning after December 15, 2016, including interim periods therein, with early adoption permitted. The new standard should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. On January 1, 2017, the Company prospectively adopted ASU 2016-07. Adoption of ASU 2016-07 has had no material effect on the Company's consolidated financial statements and footnote disclosures.

In January 2017, the FASB issued Accounting Standards Updated No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"), which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The new guidance clarifies that a business must also include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606, Revenue from Contracts with Customers. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. On January 1, 2017, the Company prospectively adopted ASU 2017-01. Adoption of ASU 2017-01 has had no material effect on the Company's consolidated financial statements and footnote disclosures.

All other issued and effective accounting standards during 2017 were determined to be not relevant or material to the Company.
Recently Issued Accounting Standards Not Yet Adopted

Other than the following, there have been no new developments to those recently issued accounting standards disclosed in the Company’s 2016 Annual Report on Form 10-K.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The amendments provide a revenue recognition five-step model to be applied to all revenue contracts with customers. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. ASU 2014-09 and its 2016 final amendments are effective for annual and interim periods beginning after December 15, 2017. The Company expects to adopt the new standard on January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company is currently in the process of determining its method of adoption, which depends in part upon the completion of the analysis on the impact this guidance will have on the Company's revenue arrangements. The Company expects to complete its analysis of the impact of the updated revenue-recognition guidance on the Company's revenue arrangements by October 2017. The Company’s approach includes performing a detailed review of key contracts representative of the Company’s products. In addition, comparing historical accounting policies and practices to the new standard on the Company’s revenue arrangements. Based on current information, and subject to future events and circumstances, the Company does not know whether the new revenue recognition standard will have a material impact on its financial statements upon adoption.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, (Topic 842), Leases (“ASU 2016-02”). ASU 2016-02 core requirement is to recognize the assets and liabilities that arise from leases, including those leases classified as operating leases. The amendments require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The lessor accounting application is largely unchanged from that applied previously under GAAP.

In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. While the Company expects adoption to lead to a material increase in the assets and liabilities recorded on its condensed consolidated balance sheets, the Company is still evaluating the overall impact on its consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory when the transfer occurs. Current guidance requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. The amendment is to be applied using a modified retrospective approach. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Based on current information and subject to future events and circumstances, the Company does not know whether ASU 2016-16 will have a material impact on its financial statements upon adoption.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge or Step 2 of the goodwill impairment analysis. Instead, an impairment charge will be recorded based on the excess of a reporting unit's carrying amount over its fair value using Step 1 of the goodwill impairment analysis. The standard is required to be adopted for annual and interim impairment tests performed after December 15, 2019. The amendment is to be applied prospectively. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. Based on current information and subject to future events and circumstances, the Company does not know whether ASU 2017-04 will have a material impact on its financial statements upon adoption.

2.    Trade Accounts Receivable, Net

Trade accounts receivable at the dates indicated consisted of the following:

	At March 31,		At December 31,
(in thousands)	2017	2016	2016
Trade accounts receivable	$153,542	$139,198	$116,368
Allowance for doubtful accounts	(1,284)	(918)	(895)
Allowance for sales discounts and returns	(3,752)	(3,157)	(3,050)
	$148,506	$135,123	$112,423

3.    Inventories

Inventories at the dates indicated consisted of the following:

	At March 31,		At December 31,
(in thousands)	2017	2016	2016
Raw materials	$90,545	$82,056	$86,524
In-process products	26,010	20,827	20,902
Finished products	139,716	107,904	124,848
	$256,271	$210,787	$232,274

4.    Property, Plant and Equipment, Net

Property, plant and equipment, net, at the dates indicated consisted of the following:

	At March 31,		At December 31,
(in thousands)	2017	2016	2016
Land	$32,370	$30,535	$32,127
Buildings and site improvements	186,974	173,605	183,882
Leasehold improvements	5,515	5,616	5,550
Machinery, equipment, and software	254,405	239,264	248,861
	479,264	449,020	470,420
Less accumulated depreciation and amortization	(279,607)	(264,398)	(273,302)
	199,657	184,622	197,118
Capital projects in progress	50,808	32,038	35,692
	$250,465	$216,660	$232,810

5.    Goodwill and Intangible Assets, Net

Goodwill at the dates indicated was as follows:

	At March 31,		At December 31,
(in thousands)	2017	2016	2016
North America	$95,574	$86,038	$85,488
Europe	38,080	38,107	37,616
Asia/Pacific	1,459	1,469	1,375
Total	$135,113	$125,614	$124,479

Intangible assets, net, at the dates indicated were as follows:

	At March 31, 2017
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$33,862	$(14,815)	$19,047
Europe	28,110	(15,444)	12,666
Total	$61,972	$(30,259)	$31,713

	At March 31, 2016
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$27,490	$(15,743)	$11,747
Europe	30,107	(15,135)	14,972
Total	$57,597	$(30,878)	$26,719

	At December 31, 2016
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$23,562	$(13,811)	$9,751
Europe	27,880	(14,767)	13,113
Total	$51,442	$(28,578)	$22,864

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense for definite-lived intangible assets during the three months ended March 31, 2017 and 2016, totaled $1.7 million and $1.5 million, respectively. During the second quarter of 2016, an approximate $1.5 million in-process research and development asset was transferred to definite-lived intangible assets from indefinite-lived intangible assets, which is being amortized on a straight-line basis over the asset's useful life. Indefinite-lived intangible asset, consisting of a trade name, totaled $0.6 million at March 31, 2017.

At March 31, 2017, estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)

Remaining nine months of 2017	$4,658
2018	5,250
2019	5,102
2020	5,072
2021	4,592
2022	2,737
Thereafter	3,686
$31,097

The changes in the carrying amount of goodwill and intangible assets for the three months ended March 31, 2017, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2016	$124,479	$22,864
Acquisitions	10,066	10,301
Amortization		(1,683)
Foreign exchange	568	231
Balance at March 31, 2017	$135,113	$31,713

6.    Investments

On December 23, 2016, the Company acquired a 25.0% equity interest in Ruby Sketch Pty Ltd. (“Ruby Sketch”), an Australian proprietary limited company, for $2.5 million, for which the Company accounts for its ownership interest using the equity accounting method. Ruby Sketch develops software that assists in designing residential structures, primarily used in Australia, and potentially for the North America market. The Company has no obligation to make any additional capital contributions to Ruby Sketch.

For the three months ended March 31, 2017, the Company recorded an equity loss of $28 thousand with respect to its Ruby Sketch investment. However, the investment increased $135 thousand due to the foreign currency translation, primarily related to the weakening Australian dollar against United States dollar, resulting in a $2.6 million balance as of March 31, 2017.

7.    Debt

Credit Facilities

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at March 31, 2017, was $303.8 million including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300 million in available credit. On July 25, 2016, the Company entered into a second amendment (the "Amendment") to the credit facility. For additional information about the Amendment, see the Company's Current Report on Form 8-K dated July 28, 2016. As amended, this credit facility will expire on July 23, 2021. Amounts borrowed under this credit facility bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR1screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at March 31, 2017, the LIBOR Rate was 0.93%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit facility, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio.The Company was also required to pay customary fees as specified in a separate fee agreement to the agent under the credit facility. The Company’s unused borrowing capacity under other revolving credit lines and a term note totaled $3.8 million at March 31, 2017. The other revolving credit lines and the term note charge interest ranging from 0.47% to 8.0%, currently have maturity dates from July 2017 to December 2017. The Company had no outstanding debt balance as of March 31, 2017 and 2016, and December 31, 2016, respectively. The Company was in compliance with its financial covenants at March 31, 2017.

Capital Lease Obligation

In March 2017, the Company leased office equipment from Cisco Systems Capital Corporation for four years, with lease payments totaling approximately $2.3 million through May, 2021. At the inception of the lease, the Company evaluated the agreement and determined it to be a capital lease. Accordingly, the leased equipment was capitalized and a liability of $2.2 million was recorded. The terms of the lease considered in such evaluation included the transfer of ownership of the equipment to the Company at the end of the lease, a bargain purchase option, the exercise of which can be reasonably assured, and the sum of present value of lease payments, and the leased equipment's residual value amounting to substantially all of its fair value at the end of the lease. As of March 31, 2017, the current portion of the outstanding liability for the leased equipment was approximately $0.5 million and the long-term portion was approximately $1.6 million.

8.    Commitments and Contingencies

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

As of the date of this Quarterly Report on Form 10-Q, the Company is not a party to any legal proceedings, which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

The Company initially understood from Gentry there were no significant damages claims related to Ewa by Gentry development. In May 2015, the plaintiff homeowners filed a second amended complaint to name a new representative plaintiff because the original representative plaintiffs had not suffered damage. In August 2016, Gentry advised the Company for the first time that other plaintiff homeowners had claimed serious corrosion of mudsill anchors and strap-tie holdowns in a substantial number of homes. The plaintiff homeowners and Gentry are currently proceeding in arbitration and the Hawaii state court lawsuit has been stayed pending the conclusion of arbitration. Gentry has not asserted any third party claim against the Company, but has reserved the right to seek to do so.

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

Charles Vitale, et al. v. D.R. Horton, Inc. and D.R. Horton-Schuler Homes, LLC, Civil No. 15-1-1347-07, a putative class action lawsuit, was filed in the Hawaii First Circuit on July 13, 2015, in which homeowner plaintiffs allege that all homes built by D.R Horton/D.R. Horton-Schuler Homes (collectively "Horton Homes") in the State of Hawaii have strap-tie holdowns that are suffering premature corrosion. The complaint alleges that various manufacturers make strap-tie holdowns that suffer from such corrosion, but does not identify the Company’s products specifically. The Company is not currently a party to the Vitale lawsuit, but the lawsuit in the future could potentially involve the Company’s strap-tie holdowns.

If claims are asserted against the Company in the Vitale case, it will vigorously defend any such claims, whether brought by the plaintiff homeowners, or third party claims by Horton Homes. Based on facts currently known to the Company and subject to future events and circumstances, the Company believes that all or part of any claims that any party might seek to allege against it related to the Vitale case may be covered by its insurance policies.

Given the nature and the complexities involved in the Nishimura and Vitale proceedings, the Company is unable to estimate reasonably a likelihood of possible loss or range of possible loss until the Company knows, among other factors, (i) whether it will be named in the lawsuit by any party; (ii) the specific claims and the legal theories on which they are based (iii) what claims, if any, will survive dispositive motion practice, (iv) the extent of the claims, including the size of any potential class, particularly as damages are not specified or are indeterminate, (v) how the discovery process will affect the litigation, (vi) the settlement posture of the other parties to the litigation, (vii) the extent to which the Company’s insurance policies will cover the claims or any part thereof, if at all, (viii) whether class treatment is appropriate; and (ix) any other factors that may have a material effect on the litigation.

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

9.    Stock-Based Incentive Plans

The Company currently has one stock-based incentive plan, the 2011 Plan, which incorporates and supersedes its two previous plans except for awards previously granted under the two plans (see "Note 1 Basis of Presentation — Accounting for Stock-Based Compensation”). Generally, participants of the 2011 Plan have been granted stock-based awards, only if the applicable Company-wide and/or profit-center operating goals, or strategic goals, established by the Compensation and Leadership Development Committee (the "Committee") of the Company's Board of Directors at the beginning of the year, were met. In 2017, some of the grants made will vest only if Company-wide and/or profit-center operating goals established by the Committee at the beginning of the year are met.

The Company granted restricted stock units (“RSUs”) under the 2011 Plan in 2015, 2016 and 2017. The fair value of each restricted stock unit award is estimated on the measurement date as determined in accordance with GAAP and is based on the closing market price of the underlying Company's common stock on the day of the grant or the immediately preceding the trading date. The fair value excludes the present value of the dividends that the RSUs do not participate in. The RSUs may be time-based, performance-based or time- and performance-based. The restrictions on the time-based RSUs granted to our named executive officers and certain members of our senior management in 2017 and prior generally lapse on the date of the award and each of the first, second and third anniversaries of the date of the award. The restrictions on the time-based RSUs granted in 2017 generally lapse on the first, second, third and fourth anniversaries of the date of the award. The restrictions on the performance-based RSUs granted to our named executive officers and certain members of the Company’s senior management in 2017 and prior, in addition to their time-based RSUs, generally lapse following a performance period set for the RSUs on the date of the award, and shares of our common stock underlying such awards are subject to performance-based adjustment before becoming vested. In addition, the restrictions on the time- and performance-based RSUs granted to our employees in 2017 generally lapse on the first, second, third and fourth anniversaries of the date of the award, provided that the applicable performance goals are achieved within the year of grant. Generally, performance-based awards (including time- and performance-based awards) granted under the 2011 Plan may vest following the end of the performance periods only if the applicable performance goals are achieved within such periods.

Under the 2011 Plan, or the applicable grant agreement, the vesting of RSUs granted thereunder may accelerate in four situations: (1) retirement after meeting certain age and/or service tenure conditions, (2) death, (3) disability, and (4) certain situations linked to a change in our control or our sale of assets. In case of early vesting of performance-based awards in any one of the four situations, shares of the underlying stock that could eventually vest in favor of the officer will be prorated based on the early-vesting date and the date when the applicable vesting period is scheduled to expire.

On February 4, 2017, 606,299 RSUs were awarded to the Company's employees, including officers, at an estimated fair value of $43.42 per share, based on the closing price on February 4, 2017.

The following table summarizes changes to the Company’s unvested restricted stock units for the three months ended March 31, 2017:

	Shares	Weighted- Average Price	Aggregate Intrinsic Value *
Unvested Restricted Stock Units (RSUs)	(in thousands)		(in thousands)
Outstanding at January 1, 2017	615	$31.81	26,915
Awarded	606
Vested	(314)
Forfeited	(2)
Outstanding at March 31, 2017	905	$36.90	$38,993
Outstanding and expected to vest at March 31, 2017	881	$36.87	$37,983

*	The intrinsic value is calculated using the closing price per share of $43.09 of the underlying Company's common stock as reported by the New York Stock Exchange on March 31, 2017.

The total intrinsic value of RSUs vested during the three-month periods ended March 31, 2017 and 2016, was $10.8 million and $10.3 million, respectively, based on the market value on the award date.

No stock options were granted in 2016 or in the first three months of 2017.

The following table summarizes the changes to the Company’s outstanding non-qualified stock options for the three months ended March 31, 2017:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value *
Non-Qualified Stock Options	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2017	251	$29.66	1.1	3,538
Exercised	(11)
Forfeited	—
Outstanding and exercisable at March 31, 2017	240	$29.66	0.8	$3,230

*
The intrinsic value represents the amount, if any, by which the fair market value of the underlying Company's common stock exceeds the exercise price of the stock option, using the closing price per share of $43.09 of such stock as reported by the New York Stock Exchange on March 31, 2017.

The total intrinsic value of stock options exercised was $0.2 million during both three-month periods ended March 31, 2017 and 2016.

As of March 31, 2017, there was $20.0 million unrecognized cost related to unvested stock-based compensation arrangements under the 2011 Plan for awards made through February 2017. The portion of this cost related to restricted stock units awarded through February 2017 (as discussed above) is expected to be recognized over a weighted-average period of 2.5 years.

10.    Segment Information

The Company is organized into three reportable segments. The segments are defined by the regions where the Company’s products are manufactured, marketed and distributed to the Company’s customers. The three regional segments are the North America segment, comprising primarily the United States and Canada; the Europe segment, comprising continental Europe and the United Kingdom; and the Asia/Pacific segment, which the Company believes is not significant to its overall performance, comprising the Company’s operations in China, Hong Kong, the South Pacific and the Middle East. China and Hong Kong operations are manufacturing and administrative support locations, respectively. These three reportable segments are similar in several ways, including the types of materials, the production processes, the distribution channels and the product applications.

The Company’s measure of profit or loss for its reportable segments is income (loss) from operations. The reconciling amount between consolidated income before tax and consolidated income from operations is interest expense, which is primarily attributed to the "Administrative and all other" segment.

The following tables illustrate certain measurements used by management to assess the performance as of or for the following periods:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net Sales
North America	$183,772	$174,454
Europe	34,381	23,698
Asia/Pacific	1,714	1,371
Total	$219,867	$199,523
Sales to Other Segments*
North America	$850	$501
Europe	147	92
Asia/Pacific	4,949	5,181
Total	$5,946	$5,774
Income (Loss) from Operations
North America	$26,767	$30,452
Europe	(1,835)	(1,618)
Asia/Pacific	(195)	155
Administrative and all other	(2,107)	(2,348)
Total	$22,630	$26,641

* The sales to other segments are eliminated in consolidation.

			At
	At March 31,		December 31,
(in thousands)	2017	2016	2016
Total Assets
North America	$877,408	$771,732	$853,826
Europe	187,614	171,352	165,121
Asia/Pacific	25,944	25,915	25,118
Administrative and all other	(72,766)	(38)	(64,091)
Total	$1,018,200	$968,961	$979,974

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $92.1 million, $153.0 million, and $137.4 million, as of March 31, 2017 and 2016, and December 31, 2016, respectively. Total "Administrative and all other" assets are net of inter-segment due to and from accounts eliminated in consolidation.

While the Company manages its business by geographic segment, presented as additional information, the following table illustrates the distribution of the Company’s net sales by product group for the following periods:

	Three Months Ended March 31,
(in thousands)	2017	2016

Wood construction products	$190,877	$171,777
Concrete construction products	28,817	27,745
Other	173	1
Total	$219,867	$199,523

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

11.    Subsequent Events

In April 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per share, estimated to be $10.0 million in total, to be paid on July 27, 2017, to stockholders of record on July 6, 2017. This is an increase of $0.03 per share, or 17%, over the last dividend declared by the Company in January 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 2017. The following discussion and analysis should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes included in Part I, Item 1, "Financial Statements” of this Quarterly Report on Form 10-Q. The following discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs as discussed in the “Note About Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those plans, estimates, and beliefs. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q as well as the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Business Overview

We design, manufacture and sell building construction products that are of high quality and performance, easy to use and cost-effective for customers. We operate in three business segments determined by geographic region: North America, Europe and Asia/Pacific.

Our primary business strategy is to grow through expansion into new markets and products while leveraging our strengths in engineering, sales and distribution, and our strong brand name. We are currently focused on increasing our sales of building materials by introducing new products into markets we currently operate in as well as growing our international presence, which allows us to be gradually less dependent on housing starts in the United States.

We are also focused on investing in strategic initiatives, such as expanding our offerings of concrete products (including specialty chemicals), wood construction products (particularly truss plate and fasteners) and software solutions. In support of this effort, we acquired Multi Services Dêcoupe S.A. (“MS Decoupe”) in August 2016 as well as Gbo Fastening Systems AB (“Gbo Fastening Systems”) and CG Visions, Inc. (“CG Visions”) in January 2017. These three acquisitions fit our business model and growth strategy of acquiring products or businesses to improve and increase our manufacturing capabilities and product offerings. We expect to continue these growth initiatives in fiscal 2017, including exploring new acquisition opportunities.

Factors Affecting Our Results of Operations

Unlike lumber or other products that have a more direct correlation to housing starts, our products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. Our products are generally used in a sequential process that follows the construction process. Residential and commercial construction begins with the foundation, followed by the wall and the roof systems, and then the installation of our products, which flow into a project or a house according to these schedules. Foundation product sales could be considered a leading indicator for our product sales. Sales of foundation products in the first quarter of 2017 decreased compared to the same period in 2016.

Our sales also tend to be seasonal, with operating results varying from quarter to quarter. With some exceptions, our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year, as our customers tend to purchase construction materials in the late spring and summer months for the construction season. In addition, weather conditions, such as extended cold or wet weather, which affect and sometimes delay installation of some of our products, could negatively affect our results of operations. Political and economic events can also affect our sales and profitability.

Acquisitions

North America

In January 2017, we acquired CG Visions for approximately $20.8 million subject to specified holdback provisions and post-closing adjustments. CG Visions was founded in 2000 in Lafayette, Indiana, and provides its scalable technologies and services to a number of the top 100 mid-sized to large builders in the United States of America. This acquisition is expected to enable us to build closer partnerships with builders by offering software and services to help them control costs and increase efficiency at all stages of the home building process. We expect to look for opportunities to incorporate our products into CG Visions' building information modeling ("BIM") packages and apply CG Visions’ expertise to our existing and future software initiatives.

Europe

In January 2017, we acquired Gbo Fastening Systems for approximately $10.2 million. Gbo Fastening Systems is headquartered in Gunnebo, Sweden, with fastener production and surface treatment capabilities in Sweden and Poland. Gbo Fastening Systems has over 200 employees located in Sweden, Poland, Norway and Romania. Gbo Fastening Systems manufactures and sells a complete line of European approved CE-marked structural fasteners and provides unique fastener dimensioning software for wood construction applications, mostly in northern and eastern Europe, which we expect to eventually distribute and sell in western Europe. We also expect this acquisition will enable us to develop and expand distribution into northern Europe. Further, we expect to access Gbo Fastening Systems' expertise in product development and testing, and proficiency in fastener manufacturing, surface treatment and painting, to strengthen Gbo Fastening Systems' global presence and contribute engineering expertise in automatic fastening systems and fastener collation to help Gbo Fastening Systems broaden both its fastener and structural connectors lines.

ERP Integration

In July 2016, our Board of Directors approved a plan to replace our current in-house enterprise resource planning ("ERP") and accounting platforms with a fully integrated ERP platform from SAP America, Inc. ("SAP") in multiple phases over a period of three to four years, focus on configuring, instead of customizing, the standard SAP modules. We anticipate the ERP project will cost approximately $30 million, including capital expenditures, which increase annual operating expenses during the implementation phase from 2017 to 2019. Once fully implemented, we anticipate annual savings approximately equal to 1% of net sales from improved production scheduling and inventory management as well as lower labor, administrative and compliance costs.

The ERP project progressed well in the first quarter of 2017 and is currently on track and on budget. We expect its phase-in rollout to begin in the first quarter of 2018. We have capitalized most of the cost associated with the ERP project, including the approximately $1 million incurred as expenses in the first quarter of 2017. We anticipate that, as the project progresses further into 2018, we will spend more time and resources in training our staff for the new platform as opposed to configuring the SAP modules, and we expect to record the cost associated with such training as expense.

Business Segment Information

Our North America segment has generated revenues primarily from wood construction products compared to concrete construction products. Due to improved economic conditions, including an increase in housing starts, net sales in most regions of the segment have trended up, primarily due to increases in unit sales volumes. Despite that North America’s historic first quarter 2017 wet winter in its west coast regions hampered sales, increased housing starts, construction activity in areas outside the west coast regions, as well as added revenues from recently acquired companies, together with an approximately 6% price increase for our connector products in the United Stated effective on December 1, 2016, enabled us to grow net sales in this segment. See “North America” below. Our truss sales decreased slightly in the first quarter of 2017, primarily due to tough weather conditions in the Western region of North America. Our truss specialists continue to convert and train customers on our truss design and management software.

During the third quarter of 2016, we initiated a multi-year plan to increase our North America factory production efficiency, aiming to achieve a 75% factory utilization rate on two full shifts by moving high-volume connector production from both our Riverside and Western Canada facilities to our other three manufacturing locations in North America. As of March 31, 2017, we had relocated approximately 90% of the high-volume connector production. We expect to complete the transition by the end of the third quarter of 2017. Our factory utilization was around 45% when this project began and we are currently operating at an approximately 60% factory utilization. Once the transition is completed, based on current information and subject to future events and circumstances, we estimate this transition will save approximately $3.0 million per year, mostly in production costs. Both the Riverside and Western Canada locations will continue as sales and distribution locations, and maintain the capability to manufacture custom orders to continue to meet the Company's service and product availability commitments to customers in the Southwestern region of the United States and Western region of Canada.

In late 2016, we collaborated with The Home Depot, Inc. (“The Home Depot”) to roll out our mechanical anchors and Outdoor Accents® line of products that are available at The Home Depot. This collaboration increased a portion of our finished goods inventory and we expect to continue to introduce our mechanical anchors and Outdoor Accents® line of products through The Home Depot stores throughout 2017 and beyond. Once the rollout is completed, we anticipate this opportunity will meaningfully contribute to our concrete and DIY business lines going forward and estimate that on an annualized basis it could potentially increase our net sales by approximately $30 million. In addition, we are presenting the BIM platform acquired from CG Visions to various builders to showcase the software and for us to determine which modules and services that builders might be interested in using to support their business.

Our Europe segment has generated more revenues from wood construction products than concrete construction products. In connection with the Gbo Fastening Systems acquisition, we have determined the estimated demand for wood connector products for the Nordic region and have placed inventory in Sweden. Our Western European locations are working on sales and marketing plans for a complete line of fastener products and expect to introduce them to our customers by the end of 2017. See “Europe” below.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We have closed our sales offices located in China, Thailand and Dubai; and discontinued our selling activities in Hong Kong, due to continued losses in the regions. We believe that the Asia/Pacific segment is not significant to our overall performance.

Results of Operations for the Three Months Ended March 31, 2017, Compared with the Three Months Ended March 31, 2016

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” "remained" or “compared to”), compare the results of operations for the three months ended March 31, 2017, against the results of operations for the three months ended March 31, 2016. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended March 31, 2016 and the three months ended March 31, 2017. To avoid fractional percentages, all percentages presented below were rounded to the nearest whole number.

Unless otherwise stated, the Company’s results below, when referencing “recent acquisitions,” refer to the August 2016 acquisition of MS Decoupe and the January 2017 acquisitions of Gbo Fastening Systems and CG Visions. When referencing the “recent North America acquisition,” the Company’s results below refer to the CG Vision acquisition; and when referencing “recent Europe acquisitions,” refer to the MS Decoupe and Gbo Fastening Systems acquisitions.

First Quarter 2017 Consolidated Financial Highlights

The following table illustrates the differences in the our operating results for the three months ended March 31, 2017, from the three months ended March 31, 2016, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	March 31,	North		Asia/	Admin &	March 31,
(in thousands)	2016	America	Europe	Pacific	All Other	2017
Net sales	$199,523	$9,318	$10,683	$343	$—	$219,867
Cost of sales	107,000	4,041	8,189	520	(39)	119,711
Gross profit	92,523	5,277	2,494	(177)	39	100,156
Research and development and other engineering expense	11,423	1,506	169	10	—	13,108
Selling expense	25,187	2,752	1,433	110	1	29,483
General and administrative expense	29,298	4,717	1,108	66	(203)	34,986
Gain on sale of assets	(26)	(13)	1	(13)	—	(51)
Income from operations	26,641	(3,685)	(217)	(350)	241	22,630
Loss in equity method investment, before tax	—	(28)	—	—	—	(28)
Interest expense, net	(235)	34	131	3	(122)	(189)
Gain on bargain purchase of a business	—	—	8,388	—	—	8,388
Income before income taxes	26,406	(3,679)	8,302	(347)	119	30,801
Provision for income taxes	10,063	(1,355)	230	(100)	(1,158)	7,680
Net income	$16,343	$(2,324)	$8,072	$(247)	$1,277	23,121

Net sales increased 10% to $219.9 million from $199.5 million. Recent acquisitions accounted for $12.6 million of the increase in net sales. Net sales to lumber dealers, dealer distributors and home centers increased, primarily due to increased home construction activity, while net sales to contractor distributors decreased. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 87% and 86% of the Company's total net sales in the first quarters of 2017 and 2016, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 13% and 14% of the Company's total net sales in the first quarters of 2017 and 2016, respectively.

Gross profit increased to $100.2 million from $92.5 million. Gross profit margin was 46% in both quarters. The companies that we acquired in recent acquisitions had an average gross profit margin of 30%. The gross profit margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, decreased to 47% from 48% for wood construction products and was 32% for both quarters for concrete construction products. This quarter’s lower operating income, however, was almost offset by a nonrecurring, non-operating income gain on a bargain purchase (see "Gain on bargain purchase" below).

Research and development and engineering expense increased 15% to $13.1 million from $11.4 million, primarily due to an increase of $1.3 million in personnel costs, mainly related to the recent North America acquisition as well as the addition of staff and pay rate increases instituted on January 1, 2017, and a $0.4 million increase in stock-based compensation (see "Stock-based compensation" below), most of which occurred in North America. Recent acquisitions increased research and development and engineering expense by $1.1 million.

Selling expense increased 17% to $29.5 million from $25.2 million, primarily due to increases of $2.6 million in personnel costs, $1.1 million in advertising costs and $0.9 million in stock-based compensation, partly offset by decreases of $0.5 million in professional fees and $0.3 million in cash profit sharing and sales commissions expenses. Recent acquisitions increased selling expense by $1.8 million.

General and administrative expense increased 19% to $35.0 million from $29.3 million, primarily due to increases of $3.0 million in stock-based compensation, $3.0 million in legal and professional fees, mostly related to strategic initiatives such as software and systems integration and compensation and governance changes, $1.0 million in personnel costs, mostly related to the addition of staff and pay rate increases instituted on January 1, 2017, $0.6 million in software licensing and maintenance fees, $0.3 million in bad debt expense, and $0.2 million in intangible amortization expense related to recent acquisitions. That was partly offset by decreases of $1.4 million in cash profit sharing expense on lower operating income and reduced payouts under our executive officer cash profit sharing plan, $0.4 million in depreciation expense, and a $1.0 million decrease in net foreign currency losses. Recent acquisitions increased general and administrative expenses by $1.0 million.

Stock-based compensation expense increased $5.1 million, primarily due to a $3.7 million increase from an updated retirement eligibility requirement for stock-based awards that were granted in February 2017, as well as a $1.6 million increase in expense related to 2017 awards, whose vesting is subject to achieving future performance goals. The updated retirement eligibility requirement increased the number of employees that were eligible for retirement and accelerated recognition of the expense related to those awards in the first quarter of 2017. For the 2017 awards, an expense was first recorded in the first quarter of 2017, whereas the expense related to similar awards in 2016 was first recorded in the second quarter of 2016. The acceleration of the recognition of the stock-based compensation expense in the first quarter of 2017 is expected to reduce the stock-based compensation expense related to the same awards in future periods through early fiscal 2021.

Our effective income tax rate decreased to 25% from 38%. The decreases was primarily due to a nonrecurring gain on a bargain purchase related to the Gbo Fastening Systems acquisitions (see "Gain on bargain purchase" below), which was not taxable, and the adoption of Financial Accounting Standards Board Update No. 2016-09 (“ASU 2016-09”) in 2017, which recognizes the excess tax benefits of stock-based awards as a reduction to income tax expense instead of the previous methodology which recorded the benefit on the balance sheet as a component of stockholders' equity.

Gain on bargain purchase - On January 3, 2017, we acquired Gbo Fastening Systems for approximately $10.2 million. This transaction was recorded as a business combination in accordance with the business acquisition method. We recorded a preliminary bargain purchase gain of $8.4 million, which represents an estimate of the excess fair value of the net assets acquired and liabilities assumed over the consideration exchanged as of the acquisition date. We assessed the preliminary recognition and measurement of the assets acquired and liabilities assumed based on historical and pro forma data for future periods and concluded that our valuation procedures and resulting measures were reasonably appropriate. This nonrecurring, non-operating income gain is included in the line item “Gain on bargain purchase of a business” in our results of operations for the three months ended March 31, 2017.

Net income was $23.1 million compared to $16.3 million. Diluted net income per common share was $0.48 compared to $0.34. The increase in net income was primarily due to the nonrecurring $8.4 million gain on a bargain purchase (see "Gain on bargain purchase" above), which increased diluted net income $0.18 per common share.

Net sales

The following table represents net sales by segment for the three-month periods ended March 31, 2016 and 2017, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
March 31, 2016	$174,454	$23,698	$1,371	$199,523
March 31, 2017	183,772	34,381	1,714	219,867
Increase	$9,318	$10,683	$343	$20,344
Percentage increase	5%	45%	25%	10%

The following table represents segment net sales as percentages of total net sales for the three-month periods ended March 31, 2016 and 2017, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2016 net sales	87%	12%	1%	100%
Percentage of total 2017 net sales	84%	16%	—%	100%

Gross profit

The following table represents gross profit by segment for the three-month periods ended March 31, 2016 and 2017, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
March 31, 2016	$83,713	$8,562	$306	$(58)	$92,523
March 31, 2017	88,990	11,056	129	(19)	100,156
Increase (decrease)	$5,277	$2,494	$(177)	$39	$7,633
Percentage increase (decrease)	6%	29%	*	*	8%

* The statistic is not meaningful or not material.

The following table represents gross profit as a percentage of sales by segment for the three months ended March 31, 2016 and 2017, respectively:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2016 gross profit percentage	48%	36%	22%	*	46%
2017 gross profit percentage	48%	32%	8%	*	46%

* The statistic is not meaningful or not material.

North America

•
Net sales increased 5%, mostly due to increased average net sales unit prices in the United States as well as an increase in sales volumes. Canada's net sales increased, primarily due to increased sales volumes on flat average net sales unit prices. Canada's net sales were not significantly affected by foreign currency translation. The recent North America acquisition increased net sales by $1.5 million.

•
Gross profit margin was unchanged at 48%, as the effects of price increases were offset by increases in factory overhead, partly due to increased stock–based compensation expense, labor, shipping and warehousing costs.

•
Research and development and engineering expense increased 15% to $11.8 million from $10.3 million, primarily due to an increase of $1.2 million in personnel costs, primarily related to the recent North America acquisition as well as the addition of staff and pay rate increases instituted on January 1, 2017, and a $0.3 million increase in stock-based compensation (see "First Quarter 2017 Consolidated Financial Highlights - Stock-based compensation" above). The recent North America acquisition increased research and development and engineering expense by $1.1 million.

•
Selling expense increased $2.8 million, primarily due to increases of $1.1 million in personnel costs, mostly related to the addition of staff and pay rate increases instituted on January 1, 2017, $1.1 million in advertising costs, and $0.9 million in stock-based compensation, partly offset by decreases of $0.3 million in cash profit sharing and sales commissions expenses and $0.3 million in professional fees.

•
General and administrative expense increased $4.7 million, primarily due to increases of $2.8 million in legal and professional fees, $2.2 million in stock-based compensation, $0.8 million in personnel costs, mostly related to the addition of staff and pay rate increases instituted on January 1, 2017, $0.5 million in software licensing and maintenance fees, $0.2 million in intangible amortization expense, and $0.2 million in bad debt expense, partly offset by decreases of $0.9 million in cash profit sharing expense and $0.3 million in depreciation expense, as well as a $0.9 million decrease in net foreign currency losses. The recent North America acquisition increased general and administrative expense by $0.4 million.

•	Operating profit decreased $3.7 million, mostly due to increased operating expenses, which were partially offset by higher gross profits.

Europe

•
Net sales increased 45%, mostly due to the recent Europe acquisitions. The recent Europe acquisitions had the effect of increasing net sales by $11.1 million, which was offset by the negative effects of approximately 5% or $1.3 million in foreign currency translations, primarily related to the weakening of the British pound against the United States dollar in the latter half of 2016.

•
Gross profit margin decreased to 32% from 36%, primarily due to recent Europe acquisitions, and our operating profit decreased by $0.2 million. The companies acquired in the recent Europe acquisitions had an average gross profit margin of 21%.

•
Selling expense increased $1.4 million, primarily due to an increase of $1.3 million in personnel costs, mostly related to the addition of staff, partly offset by a decrease of $0.3 million in professional fees. The recent Europe acquisitions increased selling expense by $1.7 million.

•
General and administrative expense increased $1.1 million, primarily due to increases of $0.3 million in personnel costs, mostly related to the addition of staff and pay rate increases instituted on January 1, 2017, $0.2 million in stock-based compensation, and $0.2 million in in software licensing and maintenance fees. Recent Europe acquisitions increased general and administrative expense by $0.6 million.

Asia/Pacific

•	For information about the Company's Asia/Pacific segment, please refer to the additional financial data of the Company for the three months ended March 31, 2017 and 2016, above.

Administrative and All Other

•	General and administrative expenses decreased, primarily due to a decrease of $0.7 million in cash profit sharing expense, partly offset by an increase of $0.6 million in stock-based compensation.

Business Outlook

Based on current information and subject to future events and circumstances, the Company currently estimates:

•	Market prices for steel to remain relatively stable during the second quarter of 2017.

•	Gross profit margin for the full-year of 2017 to be approximately 45% to 46%.

•	Depreciation expense for the full-year 2017 to be approximately $25 million to $26 million.

•	Amortization expense for the full-year 2017 to be approximately $6 million to $7 million.

•	The effective tax rate for the full-year of 2017 to be between 34% and 36%, affected by the nonrecurring gain on a bargain purchase recorded in this quarter and the adoption of ASU 2016-09.

Effect of New Accounting Standards

See "Note 1 Basis of Presentation - Recently Adopted Accounting Standards” and “Recently Issued Accounting Standards Not Yet Adopted” to the accompanying unaudited interim condensed consolidated financial statements.

Liquidity and Sources of Capital

Our primary sources of liquidity are cash and cash equivalents and our cash flow from operations. We also receive proceeds from the issuance of our common stock through the exercise of stock options by our employees. However, we anticipate that we will receive up to $7.1 million from stock option exercises through February 2018 as our stock options that are outstanding, all of which are currently in-the-money, will either be exercised or expire by then. As of March 31, 2017, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions.

Our principal uses of liquidity include the costs and expenses associated with our operations, continuing our capital allocation strategy, which includes growing our business by internal improvements or acquisitions, repurchasing our common stock, paying cash dividends, and meeting other liquidity requirements for the next twelve months. Depending, however, on our future growth and possible acquisitions, it may become necessary to secure additional sources of financing, which may not be available on reasonable terms, or at all.

On July 25, 2016, we entered into a second amendment (the “Amendment”) to our $300.0 million credit facility. Among other things, the Amendment extended the term of the credit facility from July 27, 2017, to July 23, 2021. For additional information about the Amendment, see our Current Report on Form 8-K dated July 28, 2016.

Cash and cash equivalents of $72.6 million are held in the local currencies of our foreign operations and could be subject to additional taxation if it were repatriated to the United States. We have no current plans to repatriate cash and cash equivalents held outside the United States, as it is expected to be used to fund future international growth and acquisitions.

The following table presents selected financial information as of March 31, 2017 and 2016, and December 31, 2016, respectively:

	At March 31,	At December 31,	At March 31,
(in thousands)	2017	2016	2016

Cash and cash equivalents	$167,059	$226,537	$232,028
Property, plant and equipment, net	250,465	232,810	216,660
Goodwill, intangible assets and equity investment	169,433	149,843	152,333
Working capital	462,019	476,451	491,676

The following table provides cash flow indicators for the three-month periods ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net cash used in:
Operating activities	$(7,492)	$(9,897)
Investing activities	(41,996)	(6,932)
Financing activities	(11,282)	(14,069)

Cash flows from operating activities result primarily from our earnings, and are also affected by changes in operating assets and liabilities which consist primarily of working capital balances. As a building materials manufacturer, our operating cash flows are subject to the seasonality and are cyclically associated with the volume and timing of construction project starts. For example, trade accounts receivable, net, is generally at its lowest at the end of the fourth quarter and increases during the first, second and third quarters.

During the three months ended March 31, 2017, operating activities used $7.5 million in cash and cash equivalents, as a result of $23.1 million from net income and $7.9 million from non-cash adjustments to net income which includes depreciation and amortization expenses, a nonrecurring gain on a bargain purchase of a business, stock-based compensation expenses and changes in deferred income taxes, partly offset by a decrease of $39.7 million in the net change in operating assets and liabilities, including net change decreases in cash and cash equivalents due to increases of $30.3 million in trade accounts receivable, net, and $9.8 million in inventory. Cash used in investing activities of $42.0 million during the three months ended March 31, 2017, consisted primarily of $26.3 million, net of acquired cash of $4.0 million, for the acquisitions of Gbo Fastening Systems and CG Visions, and $15.8 million for property, plant and equipment expenditures, related to real estate improvements, machinery and equipment purchases and software in development. Cash used in financing activities of $11.3 million during the three months ended March 31, 2017, consisted primarily of $8.5 million used to pay cash dividends and $5.1 million used to pay income taxes on behalf of employees for shares withheld with respect to their vested restricted stock units, partly offset by $2.1 million in capital lease borrowings and $0.3 million from the issuance of common stock on the exercise of stock options.

During the three months ended March 31, 2016, operating activities used $9.9 million in cash and cash equivalents, as a result of $16.3 million from net income and $12.5 million from non-cash adjustments to net income which includes depreciation and amortization expenses, stock-based compensation expenses, software development write-offs and changes in deferred income taxes, partly offset by a decrease of $38.7 million in the net change in operating assets and liabilities, including a net change decrease in cash and cash equivalents due to increases of $28.2 million in trade accounts receivable, net, and $13.9 million in inventory. Cash used in investing activities of $6.9 million during the three months ended March 31, 2016, consisted primarily of $7.0 million for property, plant and equipment expenditures, primarily to increase manufacturing capacity in North America and to improve information technology support systems. Cash used in financing activities of $14.1 million during the three months ended March 31, 2016, consisted primarily of $7.7 million used to pay cash dividends, $3.9 million used to pay income taxes on behalf of employees for shares withheld with respect to their vested restricted stock units and $3.5 million for the repurchase of the Company's common stock, partly offset by $1.0 million from the issuance of common stock on the exercise of stock options.

Capital Allocation Strategy

We have a strong cash position and remain committed to seeking growth opportunities in the building products range where we can leverage our expertise in engineering, testing, manufacturing and distribution to invest in and grow our business. Those opportunities include internal improvements or acquisitions that fit within our strategic growth plan. Additionally, we have financial flexibility and are committed to providing returns to our stockholders. Below are highlights of our capital allocation strategy since the beginning of 2015.

•
In August 2016, we acquired all the stock of MS Decoupe, (a former customer of a subsidiary of Simpson Manufacturing Co., Inc.) for a net cost of approximately $5.4 million. Our preliminary measurement of MS Decoupe assets acquired included goodwill and intangible assets of $3.1 million. In January 2017, we acquired Gbo Fastening Systems for approximately $10.2 million and CG Visions for approximately $20.8 million subject to specified holdback provisions and post-closing adjustments. Our preliminary measurement of Gbo Fastening Systems' assets acquired resulted in a $8.4 million gain on a bargain purchase of a business. Our preliminary measurement of CG Visions assets acquired included goodwill and intangible assets of $20.4 million. See "Note 2 — Acquisitions" to the accompanying unaudited interim condensed consolidated financial statements.

•
In December 2016, we acquired a 25.0% equity interest in Ruby Sketch Pty Ltd. (“Ruby Sketch”) for $2.5 million, for which we account for our ownership interest using the equity accounting method. See "Note 6 — Investments" to the accompanying unaudited interim condensed consolidated financial statements.

•
Our capital spending in the first quarter of 2017 was $15.7 million primarily related to our Texas facility expansion to increase warehouse, office and training center capacity and for improving our West Chicago chemical facility. Based on current information and subject to future events and circumstances, we estimate that our full-year 2017 capital spending will be approximately $50 million to $55 million, which includes expenditures finishing the work on our Texas facility and West Chicago chemical facility, as well as for the purchase of manufacturing equipment and development and licensing of software, assuming all such projects will be completed by the end of 2017. Our capital spending in 2016 was $42.0 million and was primarily used for the purchase and build-out of our West Chicago, Illinois, chemical facility, manufacturing equipment and software development. Based on current information and subject to future events and circumstances, we estimate that our full-year 2017 depreciation and amortization expense to be approximately $31 million to $33 million, of which approximately $25 million to $26 million is related to depreciation.

•
In April 2017, our Board of Directors raised the quarterly cash dividend by 16.7% (compared to the last dividend declared by the Company in January 2017) to $0.21 per share, estimated to be $10.0 million in total. Such dividend is scheduled to be paid on July 27, 2017, to stockholders of record on July 6, 2017.

The following table presents our dividends paid and share repurchases for the three-month period ended March 31, 2017 and the twelve-month periods ended December 31, 2016 and 2015, respectively, in aggregated amounts:

(in thousands)	Dividends Paid	Open Market Share Repurchases	Accelerated Share Repurchases	Total
January 1 - March 31, 2017	$8,583	$—	$—	$8,583
January 1 - December 31, 2016	32,711	3,502	50,000	86,213
January 1 - December 31, 2015	29,352	22,144	25,000	76,496
Total	$70,646	$25,646	$75,000	$171,292

Our Board of Directors has authorized a $125.0 million share repurchase program, which is currently scheduled to expire at the end of 2017. We did not repurchase shares of our common stock in the first quarter of 2017. As of March 31, 2017, approximately $71.0 million remained available under such authorization.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017.

Inflation

We believe that the effect of inflation has not been material in recent years, as general inflation rates have remained relatively low. Our main raw material is steel. As such, increases in steel prices may adversely affect our gross profit margin if we cannot recover the higher costs through price increases.

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

Foreign currency translation adjustment on the Company's underlying assets and liabilities resulted in accumulated other comprehensive income of $3.3 million for the three months ended March 31, 2017, due to the effect of the strengthening of the United States dollar in relation to all other currencies.

Interest Rate Risk

The Company has no variable interest-rate debt outstanding. The Company estimates that a hypothetical 100 basis point change in U.S. interest rates would not be material to the Company’s operations taken as a whole.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the

Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. During the three months ended March 31, 2017, the Company made no changes to its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company currently is not a party to any legal proceedings, which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations. See “Note 8 Commitments and Contingencies” to the accompanying unaudited interim condensed consolidated financial statements for potential third-party claims.

Item 1A. Risk Factors

We are affected by risks specific to us, as well as risks that generally affect businesses operating in global markets. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (available at www.simpsonmfg.com/docs/10K-2016.pdf or www.sec.gov). The risks disclosed in the Annual Report on Form 10-K and information provided elsewhere in this Quarterly Report, could materially adversely affect our business, financial condition or results of operations. While we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 6. Exhibits.

The following exhibits are either incorporated by reference into this report or filed or furnished with this report, as indicated below.

3.1
Certificate of Incorporation of Simpson Manufacturing Co., Inc., as amended, is incorporated by reference to Exhibit 3.1 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and to Exhibit 3.2 of its Current Report on Form 8-K dated March 28, 2017.

3.2	Amended and Restated Bylaws of Simpson Manufacturing Co., Inc., as amended, are incorporated by reference to Exhibit 3.2 of its Current Report on Form 8-K dated March 28, 2017.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL) are filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 9, 2017	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)