Form 10-Q
period 2017-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2017-08-08
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of June 30, 2017:   47,273,393.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements relating to events or results that may occur in the future are forward-looking statements, including but not limited to, statements regarding our plans, sales, sales trends, revenues, profits, costs, inventories, products, market strategies, expenses (including research, development and engineering investments), unrecognized costs (including those with respect to unvested stock-based compensation), cost savings, repatriation of funds, factory utilization rates, results of operations, tax liabilities, losses, capital spending, housing starts, price changes (including product prices and raw material, such as steel prices), profit margins, effective tax rates, depreciation or amortization expenses, amortization periods, stock repurchases, dividends, compensation arrangements, record dates, prospective adoption of new accounting standards, effects of changes in accounting standards, closing transactions, effects and expenses of (including eventual gains or losses related to) mergers and acquisitions and related integrations, effects and expenses of equity investments, effects and expenses of relocating manufacturing facilities, effects of changes in foreign exchange rates or interest rates, effects and costs of facility consolidations and expansions (including related savings), effects and costs of software program implementations (including related capital expenditures and savings), needs for additional facilities, materials and personnel, effects and costs of credit facilities and capital lease obligations, and the projected impact of any of the foregoing on our business, financial condition and results of operations. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “may,” “likely,” “potentially,” or similar expressions. Forward-looking statements are necessarily speculative in nature, are based on numerous assumptions, and involve known and unknown risks, uncertainties and other factors (some of which are beyond our control) that could significantly affect our operations and may cause our actual actions, results, financial condition, performance or achievements to be substantially different from any future actions, results, financial condition, performance or achievements expressed or implied by any such forward-looking statements. Those factors include, but are not limited to: (i) general economic cycles and construction business conditions; (ii) customer acceptance of our products; (iii) product liability claims, contractual liability, engineering and design liability and similar liabilities or claims, (iv) relationships with key customers; (v) materials and manufacturing costs; (vi) financial conditions of customers, competitors and suppliers; (vii) technological developments, including software development; (viii) increased competition; (ix) changes in regulations (including changes in trade regulations) or industry practices; (x) litigation risks, and actions by activist shareholders; (xi) changes in market conditions; (xii) governmental and business conditions in countries where our products are manufactured and sold; (xiii) effects of merger or acquisition activities; (xiv) actual or potential takeover or other change-of-control threats; (xv) changes in our plans, strategies, objectives, expectations or intentions; and (xvi) other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission, including the Company's most recent Annual Report on Form 10-K under the heading “Item 1A - Risk Factors.” See below “Part I, Item 1A - Risk Factors.” Each forward-looking statement contained in this Quarterly Report on Form 10-Q is specifically qualified in its entirety by the aforementioned factors. In light of the foregoing, investors are advised to carefully read this Quarterly Report on Form 10-Q in connection with the important disclaimers set forth above and are urged not to rely on any forward-looking statements in reaching any conclusions or making any investment decisions about us or our securities. All forward-looking statements hereunder are made as of the date of this Quarterly Report on Form 10-Q and are subject to change. Except as required by law, we do not intend and undertake no obligation to update, revise or publicly release any updates or revisions to any forward-looking statements hereunder, whether as a result of the receipt of new information, the occurrence of future events, the change of circumstances or otherwise. We further do not accept any responsibility for any projections or reports published by analysts, investors or other third parties.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	June 30,		December 31,
	2017	2016	2016
ASSETS
Current assets
Cash and cash equivalents	$140,950	$246,337	$226,537
Trade accounts receivable, net	172,331	144,916	112,423
Inventories	265,293	218,164	232,274
Assets held-for-sale	308	—	—
Other current assets	17,457	11,482	14,013
Total current assets	596,339	620,899	585,247

Property, plant and equipment, net	261,362	219,391	232,810
Goodwill	137,160	124,993	124,479
Equity investment (see Note 6)	2,595	—	2,500
Intangible assets, net	30,804	24,912	22,864
Other noncurrent assets	13,217	9,344	12,074
Total assets	$1,041,477	$999,539	$979,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Capital lease obligation - current portion	$525	$—	$—
Trade accounts payable	37,742	27,069	27,674
Accrued liabilities	73,808	57,138	60,477
Income taxes payable	—	4,663	—
Accrued profit sharing trust contributions	4,146	3,693	6,549
Accrued cash profit sharing and commissions	14,245	15,626	10,527
Accrued workers’ compensation	3,790	4,154	3,569
Total current liabilities	134,256	112,343	108,796

Capital lease obligation - net of current portion	1,477	—	—
Deferred income tax and other long-term liabilities	6,333	4,920	5,336
Total liabilities	142,066	117,263	114,132
Commitments and contingencies (see Note 8)
Stockholders’ equity
Common stock, at par value	475	484	473
Additional paid-in capital	260,350	243,046	255,917
Retained Earnings	675,151	665,813	642,422
Treasury stock	(17,544)	(3,502)	—
Accumulated other comprehensive loss	(19,021)	(23,565)	(32,970)
Total stockholders’ equity	899,411	882,276	865,842
Total liabilities and stockholders’ equity	$1,041,477	$999,539	$979,974

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$263,002	$229,973	$482,869	$429,496
Cost of sales	139,477	118,486	259,188	225,486
Gross profit	123,525	111,487	223,681	204,010
Operating expenses:
Research and development and other engineering	13,264	11,452	26,371	22,875
Selling	28,511	24,822	57,994	50,009
General and administrative	36,563	34,945	71,549	64,243
Net loss (gain) on disposal of assets	50	(656)	(1)	(682)
	78,388	70,563	155,913	136,445
Income from operations	45,137	40,924	67,768	67,565
Loss in equity method investment, before tax	(12)	—	(41)	—
Interest expense, net	(199)	(83)	(388)	(318)
Gain on bargain purchase of a business	—	—	8,388	—
Income before taxes	44,926	40,841	75,727	67,247
Provision for income taxes	16,712	14,640	24,392	24,703
Net income	$28,214	$26,201	$51,335	$42,544

Earnings per common share:
Basic	$0.59	$0.54	$1.08	$0.88
Diluted	$0.59	$0.54	$1.07	$0.88

Number of shares outstanding
Basic	47,634	48,399	47,634	48,353
Diluted	47,920	48,605	47,922	48,533

Cash dividends declared per common share	$0.21	$0.18	$0.39	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$28,214	$26,201	$51,335	$42,544
Other comprehensive income (loss):
Translation adjustment, net of tax expense (benefit)	10,628	(4,478)	13,949	5,011
Comprehensive income	$38,842	$21,723	$65,284	$47,555

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
At June 30, 2016 and 2017, and December 31, 2016
(In thousands except per-share amounts, unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2016	48,184	$481	$238,212	$639,707	$(28,576)	$—	$849,824
Net income	—	—	—	42,544	—	—	42,544
Translation adjustment, net of tax	—	—	—	—	5,011	—	5,011
Options exercised	86	1	2,524	—	—	—	2,525
Stock-based compensation	—	—	5,951	—	—	—	5,951
Tax benefit of options exercised	—	—	19	—	—	—	19
Shares issued from release of Restricted Stock Units	215	2	(3,975)	—	—	—	(3,973)
Repurchase of common stock	(106)	—	—	—	—	(3,502)	(3,502)
Cash dividends declared on common stock, $0.34 per share	—	—	—	(16,438)	—	—	(16,438)
Common stock issued at $32.45 per share for stock bonus	10	—	315	—	—	—	315
Balance at June 30, 2016	48,389	484	243,046	665,813	(23,565)	(3,502)	882,276
Net income	—	—	—	47,190	—		47,190
Translation adjustment, net of tax	—	—	—	—	(8,931)	—	(8,931)
Pension adjustment, net of tax	—	—	—	—	(474)	—	(474)
Options exercised	184	2	5,449	—	—	—	5,451
Stock-based compensation	—	—	7,235	—	—	—	7,235
Tax benefit of options exercised	—	—	232	—	—	—	232
Shares issued from release of Restricted Stock Units	2	—	(45)	—	—	—	(45)
Repurchase of common stock	(1,138)	—	—	—	—	(50,000)	(50,000)
Retirement of common stock	—	(13)	—	(53,489)	—	53,502	—
Cash dividends declared on common stock, $0.36 per share	—	—	—	(17,092)	—	—	(17,092)
Balance at December 31, 2016	47,437	473	255,917	642,422	(32,970)	—	865,842
Net income	—	—	—	51,335	—	—	51,335
Translation adjustment, net of tax	—	—	—	—	13,949	—	13,949
Options exercised	44	—	1,297	—	—	—	1,297
Stock-based compensation	—	—	10,337	—	—	—	10,337
Shares issued from release of Restricted Stock Units	208	2	(5,157)	—	—	—	(5,155)
Repurchase of common stock	(425)	—	(2,456)	—	—	(17,544)	(20,000)
Cash dividends declared on common stock, $0.39 per share	—	—	—	(18,606)	—	—	(18,606)
Common stock issued at $44.26 per share for stock bonus	9	—	412	—	—	—	412
Balance at June 30, 2017	47,273	$475	$260,350	$675,151	$(19,021)	$(17,544)	$899,411

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net income	$51,335	$42,544
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	—	(682)
Depreciation and amortization	16,395	14,878
Write-off of software development project	—	153
Loss in equity method investment, before tax	41	—
Gain on bargain purchase of a business	(8,388)	—
Deferred income taxes	1,183	1,512
Noncash compensation related to stock plans	11,185	6,323
Excess tax benefit of options exercised and restricted stock units vested	—	(41)
Recovery of doubtful accounts	(25)	(171)

Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(52,132)	(39,030)
Inventories	(16,403)	(22,043)
Trade accounts payable	2,816	6,203
Income taxes payable	(2,454)	8,187
Accrued profit sharing trust contributions	(2,408)	(2,102)
Accrued cash profit sharing and commissions	3,635	7,105
Other current assets	(255)	(849)
Accrued liabilities	2,739	(148)
Long-term liabilities	875	(3,423)
Accrued workers’ compensation	221	(439)
Other noncurrent assets	(633)	3,739
Net cash provided by operating activities	7,727	21,716
Cash flows from investing activities
Capital expenditures	(32,288)	(17,549)
Asset acquisitions, net of cash acquired	(26,289)	—
Proceeds from sale of property and equipment	86	1,198
Net cash used in investing activities	(58,491)	(16,351)
Cash flows from financing activities
Deferred and contingent consideration paid for asset acquisition	(205)	(27)
Repurchase of common stock	(20,000)	(3,502)
Capital lease borrowings	2,135	—
Repayment of debt and line of credit borrowings	(133)	—
Issuance of common stock	1,297	2,525
Excess tax benefit of options exercised and restricted stock units vested	—	41
Dividends paid	(17,116)	(15,442)
Cash paid on behalf of employees for shares withheld	(5,155)	(3,973)
Net cash used in financing activities	(39,177)	(20,378)
Effect of exchange rate changes on cash and cash equivalents	4,354	2,525
Net decrease in cash and cash equivalents	(85,587)	(12,488)
Cash and cash equivalents at beginning of period	226,537	258,825
Cash and cash equivalents at end of period	$140,950	$246,337
Noncash activity during the period
Noncash capital expenditures	$3,938	$1,017
Dividends declared but not paid	$9,927	$8,712
Contingent consideration for acquisition	1,000	—
Issuance of Company’s common stock for compensation	$412	$315

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

The following is a reconciliation of basic earnings per common share to diluted earnings per share for the three months and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net income available to common stockholders	$28,214	$26,201	$51,335	$42,544
Basic weighted-average shares outstanding	47,634	48,399	47,634	48,353
Dilutive effect of potential common stock equivalents — stock options and restricted stock units	286	206	288	180
Diluted weighted-average shares outstanding	47,920	48,605	47,922	48,533
Earnings per common share:
Basic	$0.59	$0.54	$1.08	$0.88
Diluted	$0.59	$0.54	$1.07	$0.88
Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	—	—	—	—

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

Under the 1994 Plan and the 1995 Plan, the Company could grant incentive stock options and non-qualified stock options, although the Company granted only non-qualified stock options thereunder. The Company generally granted stock options under each of the 1994 Plan and the 1995 Plan once every year. Stock options vest and expire according to terms established at the grant date. Stock options granted under the 1994 Plan typically vested evenly over the requisite service period of four years and have a term of seven years. Stock options granted under the 1995 Plan typically fully vest on the date of grant. Shares of common stock issued on exercise of stock options under the 1994 Plan and the 1995 Plan are registered under the Securities Act of 1933, as amended (the "Securities Act").

Under the 2011 Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock and restricted stock units ("RSUs"), although the Company currently intends to award primarily performance-based and/or time-based RSUs and to a lesser extent, if at all, non-qualified stock options (see "Note 9 Stock-Based Incentive Plans") to its employees. The Company currently intends to grant RSUs that vest on the date of grant to its independent directors. The Company does not currently intend to award incentive stock options or restricted stock. Under the 2011 Plan, no more than 16.3 million shares of the Company’s common stock in aggregate may be issued under the 2011 Plan, including shares already issued pursuant to prior awards and shares reserved for issuance on exercise of options previously granted under the 1994 Plan and the 1995 Plan. Shares of common stock to be issued pursuant to the 2011 Plan are registered under the Securities Act.

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

The following table represents the Company’s stock-based compensation activity for the three months and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Stock-based compensation expense recognized in operating expenses	$2,986	$3,373	$10,572	$5,853
Less: Tax benefit of stock-based compensation expense in provision for income taxes	1,079	1,204	3,870	2,122
Stock-based compensation expense, net of tax	$1,907	$2,169	$6,702	$3,731
Fair value of shares vested	$2,687	$3,601	$10,337	$5,951
Proceeds to the Company from the exercise of stock-based compensation	$983	$1,512	$1,297	$2,525
Tax effect from the exercise of stock-based compensation, including shortfall tax benefits	$—	$5	$—	$19

The Company allocates stock-based compensation expenses among cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. The assumptions used to calculate the fair value of stock-based compensation are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Stock-based compensation capitalized in inventory was $0.2 million and $0.5 million as of June 30, 2017 and 2016, respectively.

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

As of December 31, 2016 and June 30, 2017, the Company’s investments consisted of only money market funds, and as of June 30, 2016, its investments consisted of only United States Treasury securities and money market funds, which are the Company’s primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. The balances of the Company's primary financial instruments at the dates indicated were as follows:

	At June 30,		At December 31,
(in thousands)	2017	2016	2016
United States Treasury securities and money market funds	$3,438	$35,043	$2,832

The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions is classified as Level 3 within the fair value hierarchy as it is based on unobserved inputs and assumptions. As of June 30, 2017, we estimated the fair value of the contingent consideration related to the acquisition of CG Visions, Inc. ("CG Visions"), an Indiana company, to be $1.0 million, using a customized Monte Carlo model under the Option Pricing method based on the probability calculation of attaining projected sales.

Income Taxes

The Company uses an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in each interim period. The following table presents the Company’s effective tax rates and income tax expense for the three months and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	2017	2016
Effective tax rate	37.2%	35.8%	32.2%	36.7%
Provision for income taxes	$16,712	$14,640	$24,392	$24,703

For the six months ended June 30, 2017, the Company's effective income tax rate decreased to 32.2% from 36.7%. The decrease was primarily due to a nonrecurring gain on a bargain purchase related to the Gbo Fastening Systems acquisition (see "Gain on Bargain Purchase" below), which was not taxable, and the adoption of FASB Accounting Standards Update No. 2016-09 in January 1, 2017 (see "Recently Adopted Accounting Standards" below), which recognizes the excess tax benefits of stock-based awards as a reduction to income tax expense instead of the previous methodology which recorded the benefit on the balance sheets as a component of stockholders' equity.

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

In January 2017, the Company acquired Gbo Fastening Systems AB ("Gbo Fastening Systems"), a Sweden limited company, for approximately $10.2 million. Gbo Fastening Systems manufactures and sells a complete line of CE-marked structural fasteners as well as fastener dimensioning software for wood construction applications, currently sold mostly in northern and eastern Europe, which are expected to complement the Company's line of wood construction products in Europe.

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

This new guidance requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement and classified as an operating activity in the statement of cash flows. The Company prospectively adopted this guidance with the tax impact of a $1.1 million tax benefit recognized in the consolidated income statements and classified it as an operating activity in the consolidated statement of cash flows. The guidance also requires a policy election either to estimate the number of awards that are expected to vest or to account for forfeitures whenever they occur. The Company did not change its policy for calculating accrual compensation costs by estimating the number of awards that are expected to vest. Therefore, when the Company adopted this guidance, there was no recognized cumulative effect adjustment to retained earnings. In addition, this guidance requires cash paid by an employer, when directly withholding shares for tax withholding purposes, to be classified in the statement of cash flows as a financing activity, which differs from the Company's previous method of classification of such cash payments as an operating activity. Accordingly, the Company applied this provision retrospectively and for the six months ended June 30, 2017 and 2016 and reclassified $5.2 million and $4.0 million, respectively, from operating activities to financing activities in the condensed consolidated statements of cash flows.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The ASU 2014-09 provides a revenue recognition five-step model to be applied to all revenue contracts with customers. In 2016, the FASB issued final amendments to ASU 2014-09 to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 and 2016 final amendments are effective for annual and interim periods beginning after December 15, 2017. The Company expects to adopt the new standard on January 1, 2018. The Company is still evaluating its method of adoption (full retrospective or modified retrospective), which depends in part upon the completion of the overall assessment on the impact this guidance has on our revenue arrangements. Our assessment is expected to be completed during the third quarter of 2017.

We are in the process of completing our contracts review and have applied the five-step model specified by the new guidance. The five-step model includes: (1) determination of whether a contract, an agreement between two or more parties that creates legally enforceable rights and obligations, exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied.

Based on our preliminary review, while we do not expect this change to have a material impact on net sales based on current information and subject to future events and circumstances, we believe that ASU 2014-09's broad definition of variable consideration may require the Company to estimate and record certain variable payments resulting from rebates and other pricing allowances earlier than it currently does in order to properly identify the performance obligations and recognize the transaction price at the contract inception. The Company has not yet completed the process of quantifying the effects of any changes that will result from adoption. The Company is also identifying and preparing to implement changes to our accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements.

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

2.    Trade Accounts Receivable, Net

Trade accounts receivable at the dates indicated consisted of the following:

	At June 30,		At December 31,
(in thousands)	2017	2016	2016
Trade accounts receivable	$178,241	$149,400	$116,368
Allowance for doubtful accounts	(1,096)	(972)	(895)
Allowance for sales discounts and returns	(4,814)	(3,512)	(3,050)
	$172,331	$144,916	$112,423

3.    Inventories

Inventories at the dates indicated consisted of the following:

	At June 30,		At December 31,
(in thousands)	2017	2016	2016
Raw materials	$101,102	$86,886	$86,524
In-process products	28,098	24,406	20,902
Finished products	136,093	106,872	124,848
	$265,293	$218,164	$232,274

4.    Property, Plant and Equipment, Net

Property, plant and equipment, net, at the dates indicated consisted of the following:

	At June 30,		At December 31,
(in thousands)	2017	2016	2016
Land	$32,686	$30,165	$32,127
Buildings and site improvements	201,723	172,279	183,882
Leasehold improvements	5,605	5,667	5,550
Machinery, equipment, and software	272,072	240,564	248,861
	512,086	448,675	470,420
Less accumulated depreciation and amortization	(288,287)	(268,096)	(273,302)
	223,799	180,579	197,118
Capital projects in progress	37,563	38,812	35,692
	$261,362	$219,391	$232,810

5.    Goodwill and Intangible Assets, Net

Goodwill at the dates indicated was as follows:

	At June 30,		At December 31,
(in thousands)	2017	2016	2016
North America	$95,659	$86,035	$85,488
Europe	40,036	37,537	37,616
Asia/Pacific	1,465	1,421	1,375
Total	$137,160	$124,993	$124,479

Intangible assets, net, at the dates indicated were as follows:

	At June 30, 2017
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$33,863	$(15,786)	$18,077
Europe	28,714	(15,987)	12,727
Total	$62,577	$(31,773)	$30,804

	At June 30, 2016
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$27,490	$(16,546)	$10,944
Europe	29,827	(15,859)	13,968
Total	$57,317	$(32,405)	$24,912

	At December 31, 2016
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$23,562	$(13,811)	$9,751
Europe	27,880	(14,767)	13,113
Total	$51,442	$(28,578)	$22,864

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense for definite-lived intangible assets during the three months ended June 30, 2017 and 2016, totaled $1.7 million and $1.5 million, respectively; and during the six months ended June 30, 2017 and 2016, totaled $3.2 million and $3.0 million, respectively. During the second quarter of 2016, an approximate $1.5 million in-process research and development asset was transferred to definite-lived intangible assets from indefinite-lived intangible assets, which is being amortized on a straight-line basis over the asset's useful life. Indefinite-lived intangible asset, consisting of a trade name, totaled $0.6 million at June 30, 2017.

At June 30, 2017, estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)

Remaining six months of 2017	$3,144
2018	5,435
2019	5,200
2020	5,170
2021	4,690
2022	2,773
Thereafter	3,776
$30,188

The changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2017, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2016	$124,479	$22,864
Acquisitions	10,066	10,301
Amortization	—	(3,195)
Foreign exchange	2,615	834
Balance at June 30, 2017	$137,160	$30,804

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

For the three months and six months ended June 30, 2017, the Company recorded an equity loss of $12 thousand and $41 thousand, respectively, with respect to its Ruby Sketch investment. However, the investment increased $95 thousand due to the foreign currency translation, primarily related to the weakening Australian dollar against United States dollar, resulting in a $2.6 million balance as of June 30, 2017.

7.    Debt

Credit Facilities

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at June 30, 2017, was $304.0 million including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300 million in available credit. On July 25, 2016, the Company entered into a second amendment (the "Amendment") to the credit facility. For additional information about the Amendment, see the Company's Current Report on Form 8-K dated July 28, 2016. As amended, this credit facility will expire on July 23, 2021. Amounts borrowed under this credit facility bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR1screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at June 30, 2017, the LIBOR Rate was 1.17%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit facility, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company was also required to pay customary fees as specified in a separate fee agreement to the agent under the credit facility. The Company’s unused borrowing capacity under other revolving credit lines and a term note totaled $4.0 million at June 30, 2017. The other revolving credit lines and the term note charge interest ranging from 0.47% to 8.25%, currently have maturity dates from July 2017 to December 2017. The Company had no outstanding debt balance as of June 30, 2017 and 2016, and December 31, 2016, respectively. The Company was in compliance with its financial covenants at June 30, 2017.

Capital Lease Obligation

In March 2017, the Company leased office equipment from Cisco Systems Capital Corporation for four years, with lease payments totaling approximately $2.3 million through May 2021. At the inception of the lease, the Company evaluated the agreement and determined it to be a capital lease. Accordingly, the leased equipment was capitalized and a liability of $2.2 million was recorded. The terms of the lease considered in such evaluation included the transfer of ownership of the equipment to the Company at the end of the lease, a bargain purchase option, the exercise of which can be reasonably assured, and the sum of present value of lease payments, and the leased equipment's residual value amounting to substantially all of its fair value at the end of the lease.

As of June 30, 2017, the current portion of the outstanding liability for the leased equipment was approximately $0.5 million and the long-term portion was approximately $1.5 million.

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

9.    Stock-Based Incentive Plans

The Company currently has one stock-based incentive plan, the 2011 Plan, which incorporates and supersedes its two previous plans except for awards previously granted under the two plans (see "Note 1 Basis of Presentation — Accounting for Stock-Based Compensation”). Generally, participants of the 2011 Plan have been granted stock-based awards, only if the applicable Company-wide and/or profit-center operating goals, or strategic goals, established by the Compensation and Leadership Development Committee (the "Committee") of the Company's Board of Directors ("the Board") at the beginning of the year, were met. In 2017, some of the grants made will vest only if Company-wide and/or profit-center operating goals established by the Committee at the beginning of the year are met.

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

On February 4, 2017, 606,299 RSUs were awarded to the Company's employees, including officers, at an estimated fair value of $43.42 per share, based on the closing price on February 4, 2017. On May 16, 2017, 10,066 RSUs were awarded to each of the Company's seven independent directors at an estimated value of $41.52 per share based on the closing price of shares of the Company's common stock on May 15, 2017, which RSUs vested fully on the date of the grant.

The following table summarizes changes to the Company’s unvested RSUs for the six months ended June 30, 2017:

	Shares	Weighted- Average Price	Aggregate Intrinsic Value *
Unvested Restricted Stock Units (RSUs)	(in thousands)		(in thousands)
Outstanding at January 1, 2017	615	$31.81	26,915
Awarded	616
Vested	(327)
Forfeited	(20)
Outstanding at June 30, 2017	884	$36.95	$38,645
Outstanding and expected to vest at June 30, 2017	861	$36.91	$37,643

*	The intrinsic value is calculated using the closing price per share of $43.71 of the underlying Company's common stock as reported by the New York Stock Exchange on June 30, 2017.

The total intrinsic value of RSUs vested during the six-month periods ended June 30, 2017 and 2016, was $11.3 million and $10.7 million, respectively, based on the market value on the award date.

No stock options were granted in 2016 or in the first six months of 2017.

The following table summarizes the changes to the Company’s outstanding non-qualified stock options for the six months ended June 30, 2017:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value *
Non-Qualified Stock Options	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2017	251	$29.66	1.1	3,558
Exercised	(44)
Forfeited	—
Outstanding and exercisable at June 30, 2017	207	$29.66	0.6	$2,913

*
The intrinsic value represents the amount, if any, by which the fair market value of the underlying Company's common stock exceeds the exercise price of the stock option, using the closing price per share of $43.71 such stock as reported by the New York Stock Exchange on June 30, 2017.

The total intrinsic value of stock options exercised was $0.5 million and $0.7 million during six-month periods ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, there was $17.8 million unrecognized cost related to unvested stock-based compensation arrangements under the 2011 Plan for awards made through February 2017. The portion of this cost related to RSUs awarded through May 2017 (as discussed above) is expected to be recognized over a weighted-average period of 2.4 years.

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

The following tables illustrate certain measurements used by management to assess the performance as of or for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net Sales
North America	$215,739	$197,284	$399,510	$371,738
Europe	45,234	30,820	79,615	54,518
Asia/Pacific	2,029	1,869	3,744	3,240
Total	$263,002	$229,973	$482,869	$429,496
Sales to Other Segments*
North America	$928	$761	$1,778	$1,262
Europe	102	89	249	181
Asia/Pacific	5,620	6,548	10,569	11,729
Total	$6,650	$7,398	$12,596	$13,172
Income (Loss) from Operations
North America	$42,011	$40,116	$68,778	$70,568
Europe	4,138	1,899	2,304	281
Asia/Pacific	71	852	(124)	1,007
Administrative and all other	(1,083)	(1,943)	(3,190)	(4,291)
Total	$45,137	$40,924	$67,768	$67,565

* The sales to other segments are eliminated in consolidation.

			At
	At June 30,		December 31,
(in thousands)	2017	2016	2016
Total Assets
North America	$915,661	$799,429	$853,826
Europe	205,614	173,273	165,121
Asia/Pacific	25,006	26,797	25,118
Administrative and all other	(104,804)	40	(64,091)
Total	$1,041,477	$999,539	$979,974

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $69.8 million, $164.7 million, and $137.4 million, as of June 30, 2017 and 2016, and December 31, 2016, respectively. Total "Administrative and all other" assets are net of inter-segment due to and from accounts eliminated in consolidation.

While the Company manages its business by geographic segment, presented as additional information, the following table illustrates the distribution of the Company’s net sales by product group for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Wood construction products	$224,013	$196,734	$414,890	$368,512
Concrete construction products	38,917	33,239	67,734	60,983
Other	72	—	245	1
Total	$263,002	$229,973	$482,869	$429,496

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

11.    Subsequent Events

Dividend Declaration

In July 2017, the Board declared a quarterly cash dividend of $0.21 per share, estimated to be $9.9 million in total, to be paid on October 26, 2017, to stockholders of record on October 5, 2017.

Stock Repurchase Program

In keeping with its strategy to return 50% of cash flows from operations to stockholders, on August 1, 2017, the Board increased and extended by $150 million its previous $125 million share repurchase authorization, which was originally a $50 million authorization. Pursuant to the updated authorization, the Company may repurchase from January 1, 2016 to December 31, 2018, up to $275 million of the Company’s common stock. For additional information about the updated authorization, see the Company's Current Report on Form 8-K dated August 1, 2017.

Sales of Gbo Poland and Gbo Romania

In July 2017, the Company entered into an agreement to sell all of the outstanding shares of Gbo Fastening Sp Z.o.o. (“Gbo Poland”) and Gbo Fastening Systems S.r.l. (“Gbo Romania”) for $9.6 million, which transaction is subject to standard closing conditions and post-closing adjustments, such as foreign currency translation. The sale of Gbo Poland and Gbo Romania is expected to close by early fourth quarter of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months and six months ended June 30, 2017. The following discussion and analysis should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes included in Part I, Item 1, "Financial Statements” of this Quarterly Report on Form 10-Q. The following discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs as discussed in the “Note About Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those plans, estimates, and beliefs. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q as well as the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Business Overview

We design, manufacture and sell building construction products that are of high quality and performance, easy to use and cost-effective for customers. We operate in three business segments determined by geographic region: North America, Europe and Asia/Pacific.

Our primary business strategy is to grow through expansion into new markets and products while leveraging our strengths in engineering, sales and distribution, and our strong brand name. We are currently focused on increasing our sales of building materials by introducing new products into markets we currently operate in as well as growing our international presence, which allows us to be gradually less dependent on housing starts in the United States. Brand loyalty, engineering focus, and dedicated customer service are central to our competitive positioning and have historically yielded strong pricing power, profitability, and cash flow. We currently manufacture over 15,000 wood products and over 2,000 concrete products and maintain significant scale while we continue to endeavor to increase product availability. We believe our wood-based structural connector products currently have an industry-leading position in the U.S. and, while facing stiff competition, our truss business is starting to gain customer acceptance due to ongoing development of our truss software product, for which we continue to make research, development and engineering investments. We expect the competitive environment to be relatively stable. We also expect U.S. single-family housing starts to continue to grow as a percentage in the mid to high single digits over the next few years, which should support a sustainable organic revenue growth outlook in North America for many of our products.

We have been investing in strategic initiatives to help us perform throughout all industry cycles, such as expanding our offerings of concrete products (including specialty chemicals), scaling up our wood construction products operations in Europe and ongoing development of our software solutions, including truss software, as our market strategy is to sell engineered product solutions. In support of this effort, we acquired Multi Services Dêcoupe S.A. (“MS Decoupe”) in August 2016 as well as Gbo Fastening Systems AB (“Gbo Fastening Systems”) and CG Visions, Inc. (“CG Visions”) in January 2017. These three acquisitions fit our business model and growth strategy of acquiring products or businesses to improve and increase our manufacturing capabilities and product offerings. We expect to continue these growth initiatives in fiscal 2017, including exploring new acquisition opportunities. With a current industry-leading position in the U.S. connector market, the wood construction products are core to our operations and we will continue to grow our offering in the single and multi-family residential and commercial space.

Factors Affecting Our Results of Operations

Unlike lumber or other products that have a more direct correlation to housing starts, our products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. Our products are generally used in a sequential process that follows the construction process. Residential and commercial construction begins with the foundation, followed by the wall and the roof systems, and then the installation of our products, which flow into a project or a house according to these schedules. Foundation product sales could be considered a leading indicator for our product sales. Sales of foundation products in the second quarter of 2017 increased compared to the same period in 2016.

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

We are working to reduce our total selling, general and administrative expenses as a percentage of net sales, which were under 30% for the second quarter of 2017 and down 118 basis points from the prior year quarter.

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

Europe

In January 2017, we acquired Gbo Fastening Systems for approximately $10.2 million. Gbo Fastening Systems is headquartered in Gunnebo, Sweden, with fastener production and surface treatment capabilities in Sweden and Poland. Gbo Fastening Systems has over 200 employees located in Sweden, Poland, Norway and Romania. Gbo Fastening Systems manufactures and sells a complete line of European approved CE-marked structural fasteners, mostly in northern and eastern Europe, which we expect to eventually distribute and sell in western Europe. We have begun distributing into the Nordic countries wood connector products that were manufactured in the Company's manufacturing facilities in western Europe. Further, we expect to access Gbo Fastening Systems' expertise in product development and testing, and proficiency in fastener manufacturing, surface treatment and painting, to strengthen Gbo Fastening Systems' global presence and contribute engineering expertise in automatic fastening systems and fastener collation to help broaden its fastener and structural connectors lines.

In July 2017, the Company entered into an agreement to sell all of the outstanding shares of Gbo Poland and Gbo Romania, which is expected to close by early fourth quarter of 2017. See "Note 11 Subsequent Events - Sales of Gbo Poland and Gbo Romania” to the accompanying unaudited interim condensed consolidated financial statements. The Company will retain the Gbo Fastening Systems' operations in Sweden and Norway.

ERP Integration

In July 2016, our Board of Directors (the "Board") approved a plan to replace our current in-house enterprise resource planning ("ERP") and externally sourced accounting platforms with a fully integrated ERP platform from SAP America, Inc. ("SAP") in multiple phases by location over a period of three to four years at all facilities plus our headquarters, focus on configuring, instead of customizing, the standard SAP modules. We anticipate the ERP implementation project will cost approximately $30 to $34 million through 2019, including capital expenditures. Annual operating expenses will increase from 2017 to 2023 as a result of the ERP project, partly due to the amortization of related capitalized costs. Once fully implemented, we anticipate annual savings approximately equal to 1% of net sales from improved production scheduling and inventory management as well as lower labor, administrative and compliance costs.

We believe that the ERP project progressed well in the first half of 2017 and is currently on track and on budget. As of June 30, 2017, we capitalized $6.0 million of the cost associated with the ERP project. We expect to go live with our first locations in the first quarter of 2018. We anticipate that, as the project progresses further into 2018, we will spend more time and resources in training our staff for the new platform as opposed to configuring the SAP modules, and we expect to record the cost associated with such training as expense.

Business Segment Information

Our North America segment has generated revenues primarily from wood construction products compared to concrete construction products. Due to improved economic conditions, including an increase in housing starts, net sales in regions of the segment have trended up, primarily due to increases in unit sales volumes and an approximately 6% price increase for our connector products in the United Stated effective on December 1, 2016, as well as added revenues from CG Visions. See “North America” below. Our truss sales decreased slightly in the second quarter of 2017. Our truss specialists continue to convert small to medium size truss customers to our design and management software in 2017.

During the third quarter of 2016, we initiated a multi-year plan to increase our North America factory production efficiency, aiming to achieve a 75% factory utilization rate on two full shifts by moving high-volume connector production from both our Riverside and Western Canada facilities to our other three manufacturing locations in North America. As of June 30, 2017, we had relocated 100% of our planned high-volume connector production. Our factory utilization was approximately 45% when this project began and we are currently operating at approximately 60% factory utilization. Once the transition is completed, based on current information and subject to future events and circumstances, we estimate this transition will save approximately $3.0 million per year, mostly in production costs. Both the Riverside and Western Canada locations will continue as sales and distribution locations, and maintain the capability to manufacture custom orders to continue to meet the Company's service and product availability commitments to customers in the Southwestern region of the United States and Western region of Canada.

In late 2016, we collaborated with The Home Depot, Inc. (“The Home Depot”) to roll out our mechanical anchor line of products that are available at The Home Depot. This collaboration increased a portion of our finished goods inventory and we expect to continue to introduce our mechanical anchor line of products through approximately 1,900 of The Home Depot store locations throughout 2017 and beyond. Once the rollout is completed, we anticipate this opportunity will meaningfully contribute to our concrete business lines going forward and estimate that on an annualized basis it could potentially increase our net sales by approximately $30 million. In addition, we are presenting the BIM platform acquired from CG Visions to various builders to showcase the software and for us to determine which modules and services that builders might be interested in using to support their business.

Our Europe segment generates more revenues from wood construction products than concrete construction products. Wood construction product sales increased 51% in the second quarter of 2017 compared to the second quarter of 2016, primarily due to the acquisition of Gbo Fastening Systems. Concrete construction product sales are mostly project based and net sales increased 31% in the second quarter of 2017 compared to the second quarter of 2016, primarily due to the completion of large projects during the second quarter of 2017. We are uncertain whether concrete construction product net sales will continue to grow at this pace in the second half of 2017. In connection with the Gbo Fastening Systems acquisition, we estimated demand for wood connector products for the Nordic region and have placed inventory in Sweden. Our Western European locations are working on sales and marketing plans for a complete line of fastener products and expect to introduce them to our customers by the end of 2017. See “Europe” below.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We have closed our sales offices located in China, Thailand and Dubai; and discontinued our selling activities in Hong Kong, due to continued losses in the regions. We believe that the Asia/Pacific segment is not significant to our overall performance.

Results of Operations for the Three Months Ended June 30, 2017, Compared with the Three Months Ended June 30, 2016

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended June 30, 2017, against the results of operations for the three months ended June 30, 2016. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended June 30, 2016 and the three months ended June 30, 2017. To avoid fractional percentages, all percentages presented below were rounded to the nearest whole number.

Unless otherwise stated, the Company’s results below, when referencing “recent acquisitions,” refer to the August 2016 acquisition of MS Decoupe and the January 2017 acquisitions of Gbo Fastening Systems and CG Visions; when referencing “recently acquired businesses,” refer to Multi Services Dêcoupe S.A., Gbo Fastening Systems AB and/or CG Visions, as applicable; and when referencing “acquired net sales,” refer to net sales of such acquired businesses, as applicable. When referencing the “recent North America acquisition,” the Company’s results below refer to the CG Vision acquisition; and when referencing “recent Europe acquisitions,” refer to the MS Decoupe and Gbo Fastening Systems acquisitions.

Second Quarter 2017 Consolidated Financial Highlights

The following table illustrates the differences in the our operating results for the three months ended June 30, 2017, from the three months ended June 30, 2016, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2016	America	Europe	Pacific	All Other	2017
Net sales	$229,973	$18,455	$14,414	$160	$—	$263,002
Cost of sales	118,486	9,674	10,289	884	144	139,477
Gross profit	111,487	8,781	4,125	(724)	(144)	123,525
Research and development and other engineering expense	11,452	1,700	64	48	—	13,264
Selling expense	24,822	1,990	1,649	50	—	28,511
General and administrative expense	34,945	2,430	177	14	(1,003)	36,563
Loss (gain) on sale of assets	(656)	766	(4)	(56)	—	50
Income from operations	40,924	1,895	2,239	(780)	859	45,137
Loss in equity method investment, before tax	—	(12)	—	—	—	(12)
Interest expense, net	(83)	52	(138)	2	(32)	(199)
Income before income taxes	40,841	1,935	2,101	(778)	827	44,926
Provision for income taxes	14,640	2,097	222	(265)	18	16,712
Net income	$26,201	$(162)	$1,879	$(513)	$809	$28,214

Net sales increased 14% to $263.0 million from $230.0 million. Recently acquired businesses accounted for $15.0 million (45%) of the increase in net sales. Net sales to contractor distributors, dealer distributors, home centers and lumber dealers increased, primarily due to increased home construction activity and average net sales unit prices. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% and 86% of the Company's total net sales in the second quarters of 2017 and 2016, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% and 14% of the Company's total net sales in the second quarters of 2017 and 2016, respectively.

Gross profit increased to $123.5 million from $111.5 million. Gross profit margins decreased to 47% from 48%. Recently acquired businesses had an average gross profit margin of 32% in the second quarter of 2017. The gross profit margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, was 49% for both quarters for wood construction products and decreased to 35% from 37% for concrete construction products.

Research and development and engineering expense increased 16% to $13.3 million from $11.5 million, primarily due to recent acquisitions, which increased research and development and engineering expenses by $1.3 million.

Selling expense increased 15% to $28.5 million from $24.8 million, primarily due to recent acquisitions, which increased selling expense by $1.7 million, as well as increases of $1.1 million in advertising costs and $0.5 million in personnel costs and $0.2 million in donation expense.

General and administrative expense increased 5% to $36.6 million from $34.9 million, primarily due to recent acquisitions, which increased general and administrative expenses by $1.9 million.

Our effective income tax rate increased to 37% from 36%.

Net income was $28.2 million compared to $26.2 million. Diluted net income per common share was $0.59 compared to $0.54.

Net sales

The following table represents net sales by segment for the three-month periods ended June 30, 2016 and 2017, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
June 30, 2016	197,284	30,820	1,869	$229,973
June 30, 2017	215,739	45,234	2,029	263,002
Increase	$18,455	$14,414	$160	$33,029
Percentage increase	9%	47%	9%	14%

The following table represents segment net sales as percentages of total net sales for the three-month periods ended June 30, 2016 and 2017, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2016 net sales	86%	13%	1%	100%
Percentage of total 2017 net sales	82%	17%	1%	100%

Gross profit

The following table represents gross profit by segment for the three-month periods ended June 30, 2016 and 2017, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
June 30, 2016	$97,703	$12,684	$1,050	$50	$111,487
June 30, 2017	106,484	16,809	326	(94)	123,525
Increase (decrease)	$8,781	$4,125	$(724)	$(144)	$12,038
Percentage increase	9%	33%	*	*	11%

* The statistic is not meaningful or material.

The following table represents gross profit as a percentage of sales by segment for the three months ended June 30, 2016 and 2017, respectively:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2016 gross profit percentage	50%	41%	56%	*	48%
2017 gross profit percentage	49%	37%	16%	*	47%

* The statistic is not meaningful or material.

North America

•
Net sales increased 9%, primarily due to increases in sales volumes as well as in average net sales unit prices. Canada's net sales were flat for the quarter, primarily due to the negative effect of foreign currency translation from the weakening Canadian dollar against the United States dollar. In local currency, Canada net sales increased, primarily due to increases in sales volumes.

•	Gross profit as a percentage of net sales decreased to 49% from 50%, primarily due to increased factory and overhead expenses, partly offset by lower material costs.

•
Research and development and engineering expense increased 1.7 million, primarily due to increases of $1.4 million in personnel costs and $0.2 million in software license and subscription expense, of which $1.3 million was related to the recent North America acquisition.

•
Selling expense increased $2.0 million, primarily due to increases of $1.0 million in personnel costs, mostly related to the addition of staff and pay rate increases instituted on January 1, 2017, $0.9 million in advertising and promotion costs, and $0.2 million in donation expense.

•
General and administrative expense increased $2.4 million, primarily due to increases of $1.4 million in personnel costs, mostly related to the addition of staff and pay rate increases instituted on January 1, 2017, $1.3 million in software licensing and maintenance fees and $0.9 million in legal and professional fees, partly offset by decreases of $0.7 million in cash profit sharing expense and $0.6 million in stock-based compensation. The recent North America acquisition increased general and administrative expense by $0.4 million.

•	Operating profit increased $1.9 million, mostly due to increased gross profit, which was partially offset by higher operating expenses.

Europe

•
Net sales increased 47%, primarily due to acquired net sales of $13.5 million, which accounted for 94% of the increase in net sales in Europe. Net sales were negatively affected by approximately $1.1 million in foreign currency translations primarily related to the weakening of the British pound against the United States dollar. In local currency, Europe net sales increased due to increases in sales volumes as well as average net sales unit prices.

•
Gross profit margin decreased to 37% from 41%, primarily due to recent Europe acquisitions. The recently acquired businesses in Europe had an average gross profit margin of 25% in the second quarter of 2017.

•
Selling expense increased $1.6 million, primarily due to an increase of $1.2 million in personnel costs, mostly related to the recent Europe acquisitions, which increased selling expense by $1.7 million.

•	Operating profit increased $2.2 million, mostly due to increased gross profit, partially offset by higher operating expenses.

Asia/Pacific

•	For information about the Company's Asia/Pacific segment, please refer to the table above setting forth changes in our operating results for the three months ended June 30, 2017 and 2016.

Administrative and All Other

•	General and administrative expenses decreased, primarily due to a decrease of $1.0 million in cash profit sharing expense.

Business Outlook

Based on current information and subject to future events and circumstances, the Company currently estimates that:

•	Market prices for steel to be volatile during the third quarter of 2017.

•	Gross profit margin for the full-year of 2017 to be approximately 45% to 46%.

•	Depreciation expense for the full-year 2017 to be approximately $26 million to $27 million.

•	Amortization expense for the full-year 2017 to be approximately $6 million to $7 million.

•	The effective tax rate for the full-year of 2017 to be between 34% and 36%, affected by the nonrecurring gain on a bargain purchase recorded in this quarter and the adoption of ASU 2016-09.

Results of Operations for the Six Months Ended June 30, 2017, Compared with the Six Months Ended June 30, 2016

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the six months ended June 30, 2017, against the results of operations for the six months ended June 30, 2016. Unless otherwise stated, the results announced below refer to the six months ended June 30, 2016 and the six months ended June 30, 2017. To avoid fractional percentages, all percentages presented below were rounded to the nearest whole number.

Unless otherwise stated, the Company’s results below, when referencing “recent acquisitions,” refer to the August 2016 acquisition of MS Decoupe and the January 2017 acquisitions of Gbo Fastening Systems and CG Visions; when referencing “recently acquired businesses,” refer to Multi Services Dêcoupe S.A., Gbo Fastening Systems AB and/or CG Visions, as applicable; and when referencing “acquired net sales,” refer to net sales of such acquired businesses, as applicable. When referencing the “recent North America acquisition,” the Company’s results below refer to the CG Vision acquisition; and when referencing “recent Europe acquisitions,” refer to the MS Decoupe and Gbo Fastening Systems acquisitions.

Year-to-Date (6 month) 2017 Consolidated Financial Highlights

The following table illustrates the differences in the our operating results for the six months ended June 30, 2017, from the six months ended June 30, 2016, and the increases or decreases for each category by segment:

	Six Months Ended	Increase (Decrease) in Operating Segment				Six Months Ended
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2016	America	Europe	Pacific	All Other	2017
Net sales	429,496	$27,772	$25,097	$504	$—	$482,869
Cost of sales	225,486	13,714	18,478	1,405	105	259,188
Gross profit	204,010	14,058	6,619	(901)	(105)	223,681
Research and development and other engineering expense	22,875	3,206	232	58	—	26,371
Selling expense	50,009	4,743	3,082	160	—	57,994
General and administrative expense	64,243	7,147	1,285	80	(1,206)	71,549
Gain on sale of assets	(682)	752	(3)	(68)	—	(1)
Income from operations	67,565	(1,790)	2,023	(1,131)	1,101	67,768
Loss in equity method investment, before tax	—	(41)	—	—	—	(41)
Interest expense, net	(318)	(127)	(7)	218	(154)	(388)
Gain on bargain purchase of a business	—	—	8,388	—	—	8,388
Income before income taxes	67,247	(1,958)	10,404	(913)	947	75,727
Provision for income taxes	24,703	743	452	(366)	(1,140)	24,392
Net income	$42,544	$(2,701)	$9,952	$(547)	$2,087	$51,335

Net sales increased 12% to 482.9 million from $429.5 million. Recent acquisitions accounted for $27.6 million (52%) of the increase in net sales. Net sales to dealer distributors, lumber dealers, contractor distributors and home centers increased, primarily due to increased home construction activity and average unit net sales unit price. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 86% of the Company's total net sales in the first half of both 2017 and 2016. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14% of the Company's total net sales in the first half of both 2017 and 2016.

Gross profit increased to $223.7 million from $204.0 million. Gross profit margins decreased to 46% from 47%. Recently acquired businesses had an average gross profit margin of 31% in the first half of 2017. The gross profit margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, decreased to 48% from 49% for wood construction products and decreased to 34% from 35% for concrete construction products.

Research and development and engineering expense increased 15% to $26.4 million from $22.9 million, primarily due to a $2.7 million increase in personnel costs, mainly related to the recent North America acquisition, as well as the addition of staff and pay rate increases instituted on January 1, 2017, a $0.4 million increase in stock-based compensation, most of which occurred in North America, and a $0.2 million increase in software licenses and subscriptions. Recently acquired businesses were responsible for $2.4 million of the total increase in research and development and engineering expenses.

Selling and marketing expense increased 16.0% to $58.0 million from $50.0 million, primarily due to increases of $4.9 million in personnel costs, $2.2 million in point of purchase, trade show and sale promotion costs and $0.8 million in stock-based compensation. Recently acquired businesses were responsible for $3.5 million of the total increase in selling and marketing expenses.

General and administrative expense increased 11% to $71.5 million from $64.2 million, primarily due to increases of $4.3 million in legal and professional fees, mostly related to strategic initiatives such as software and systems integration and compensation and governance changes, $2.8 million in personnel costs, mostly related to the addition of staff and pay rate increases instituted on January 1, 2017, $2.5 million in stock-based compensation and $2.5 million in software licensing, maintenance and hosting fees, which was partly offset by a decrease of $2.8 million in cash profit sharing expense on lower operating income and reduced payouts under our executive officer cash profit sharing plan as well as an increase of $1.9 million in net foreign currency gains. Recently acquired businesses were responsible for $3.0 million of the total increase in general and administrative expenses.

Our effective income tax rate decreased to 32% from 37%. The decrease was primarily due to a nonrecurring gain on a bargain purchase related to the Gbo Fastening Systems acquisitions (see "Gain on bargain purchase" below), which was not taxable, and the adoption of Financial Accounting Standards Board Update No. 2016-09 (“ASU 2016-09”) in 2017, which recognizes the excess tax benefits of stock-based awards as a reduction to income tax expense instead of the previous methodology which recorded the benefit on the balance sheet as a component of stockholders' equity.

Gain on bargain purchase - On January 3, 2017, we acquired Gbo Fastening Systems for approximately $10.2 million. This transaction was recorded as a business combination in accordance with the business acquisition method. We recorded a preliminary bargain purchase gain of $8.4 million, which represents an estimate of the excess fair value of the net assets acquired and liabilities assumed over the consideration exchanged as of the acquisition date. We assessed the preliminary recognition and measurement of the assets acquired and liabilities assumed based on historical and pro forma data for future periods and concluded that our valuation procedures and resulting measures were reasonably appropriate. This nonrecurring, non-operating income gain is included in the line item “Gain on bargain purchase of a business” in our results of operations for the six months ended June 30, 2017.

Net income was $51.3 million compared to $42.5 million. Diluted net income per common share was $1.07 compared to $0.88. The increase in net income was primarily due to the nonrecurring $8.4 million gain on a bargain purchase (see "Gain on bargain purchase" above), which increased diluted net income $0.18 per common share.

Net sales

The following table represents net sales by segment for the six-month periods ended June 30, 2016 and 2017, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Six Months Ended
June 30, 2016	371,738	54,518	3,240	$429,496
June 30, 2017	399,510	79,615	3,744	482,869
Increase	$27,772	$25,097	$504	$53,373
Percentage increase	7%	46%	16%	12%

The following table represents segment net sales as percentages of total net sales for the six-month periods ended June 30, 2016 and 2017, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2016 net sales	87%	13%	*	100%
Percentage of total 2017 net sales	83%	16%	1%	100%

* The statistic is not meaningful or material.

Gross profit

The following table represents gross profit by segment for the six-month periods ended June 30, 2016 and 2017, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Six Months Ended
June 30, 2016	181,416	21,246	1,356	(8)	$204,010
June 30, 2017	195,474	27,865	455	(113)	223,681
Increase (decrease)	$14,058	$6,619	$(901)	$(105)	$19,671
Percentage increase	8%	31%	*	*	10%

* The statistic is not meaningful or material.

The following table represents gross profit as a percentage of sales by segment for the six-month periods ended June 30, 2016 and 2017, respectively:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2016 gross profit percentage	49%	39%	42%	—%	47%
2017 gross profit percentage	49%	35%	12%	—%	46%

North America

•
Net sales increased 7%, mostly due to increased overall sales volumes and increased average net sales unit prices in the United States. Canada's net sales increased, primarily due to increased sales volumes on flat average net sales unit prices. Canada's net sales were not significantly affected by foreign currency translation. The recent North America acquisition increased net sales by $3.0 million.

•	Gross profit margin was unchanged at 49%, as the effect of increased average net sales unit prices was offset by increases in factory and overhead expenses.

•
Research and development and engineering expense increased $3.2 million, primarily due to an increase of $2.6 million in personnel costs, mainly related to the recent North America acquisition, and a $0.2 million increase in stock-based compensation. The recent North America acquisition increased research and development and engineering expense by $2.4 million.

•
Selling expense increased $4.7 million, primarily due to increases of $2.1 million in personnel costs, mostly related to the addition of staff and pay rate increases instituted on January 1, 2017, $2.0 million in advertising costs, and $0.8 million in stock-based compensation.

•
General and administrative expense increased $7.1 million, primarily due to increases of $4.5 million in legal and professional fees, $1.9 million in software licensing, maintenance and hosting fees, $1.9 million in personnel costs, mostly related to the addition of staff and pay rate increases instituted on January 1, 2017, $1.5 million in stock-based compensation, $0.4 million in intangible amortization expense, and $0.3 million in bad debt expense, partly offset by decreases of $1.6 million in cash profit sharing expense and $0.5 million in depreciation expense, as well as a $0.7 million decrease in net foreign currency losses. The recent North America acquisition increased general and administrative expense by $0.8 million.

•	Operating profit decreased $1.8 million, mostly due to increased operating expenses, which were partially offset by higher gross profit.

Europe

•
Net sales increased 46%, primarily due acquired net sales of $24.6 million, which accounted for 98% of the total increased net sales. Net sales were negatively affected by approximately $2.3 million in foreign currency translations, primarily related to the weakening of the British pound against the United States dollar beginning in the latter half of 2016.

•	Gross profit margin decreased to 35% from 39%, primarily due to recent Europe acquisitions. The acquired businesses in Europe had an average gross profit margin of 23% in the first half of 2017.

•
Selling expense increased $3.1 million, primarily due to an increase of $2.5 million in personnel costs, mostly related to the addition of staff. The recent Europe acquisitions increased selling expense by $3.4 million.

•
General and administrative expense increased $1.3 million, primarily due to increases of $1.1 million in personnel costs, mostly related to the addition of staff and pay rate increases instituted on January 1, 2017, $0.5 million in cash profit sharing expense, $0.5 million in software licensing and data processing fees, and $0.3 million in stock-based compensation, partly offset by increases of $1.4 million in net foreign currency gains. Recent Europe acquisitions increased general and administrative expense by $2.1 million.

Asia/Pacific

•	For information about the Company's Asia/Pacific segment, please refer to the table above setting forth changes in our operating results for the six months ended June 30, 2017 and 2016.

Administrative and All Other

•	General and administrative expenses decreased, primarily due to a decrease of $1.7 million in cash profit sharing expense, partly offset by an increase of $0.7 million in stock-based compensation.

Effect of New Accounting Standards

See "Note 1 Basis of Presentation - Recently Adopted Accounting Standards” and “Recently Issued Accounting Standards Not Yet Adopted” to the accompanying unaudited interim condensed consolidated financial statements.

Liquidity and Sources of Capital

Our primary sources of liquidity are cash and cash equivalents and our cash flow from operations. We also receive proceeds from the issuance of our common stock through the exercise of stock options by our employees. However, we anticipate that we will receive up to $6.1 million from stock option exercises through February 2018 as our stock options that are outstanding, all of which are currently in-the-money, will either be exercised or expire by then. As of June 30, 2017, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions.

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

Cash and cash equivalents of $69 million are held in the local currencies of our foreign operations and could be subject to additional taxation if it were repatriated to the United States. We have no current plans to repatriate cash and cash equivalents held outside the United States, as it is expected to be used to fund future international growth and acquisitions.

The following table presents selected financial information as of June 30, 2017 and 2016, and December 31, 2016, respectively:

	At June 30,	At December 31,	At June 30,
(in thousands)	2017	2016	2016

Cash and cash equivalents	$140,950	$226,537	$246,337
Property, plant and equipment, net	261,362	232,810	219,391
Goodwill, intangible assets and equity investment	170,559	149,843	149,905
Working capital	462,083	476,451	508,556

The following table provides cash flow indicators for the six-month periods ended June 30, 2017 and 2016, respectively:

	Six Months Ended June 30,
(in thousands)	2017	2016
Net cash used in:
Operating activities	$7,727	$21,716
Investing activities	(58,491)	(16,351)
Financing activities	(39,177)	(20,378)

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

During the six months ended June 30, 2017, operating activities provided $7.7 million in cash and cash equivalents, as a result of $51.3 million from net income and $20.4 million from non-cash adjustments to net income which includes depreciation and amortization expenses, stock-based compensation expenses, a nonrecurring gain on a bargain purchase of a business and changes in deferred income taxes, partly offset by a decrease of $64.0 million in the net change in operating assets and liabilities, including net change decreases in cash and cash equivalents due to increases of $52.1 million in trade accounts receivable, net, and $16.4 million in inventory. Cash used in investing activities of $58.5 million during the six months ended June 30, 2017, consisted primarily of $32.3 million for property, plant and equipment expenditures, related to real estate improvements, machinery and equipment purchases and software in development, and $26.3 million, net of acquired cash of $4.0 million, for the acquisitions of Gbo Fastening Systems and CG Visions. Cash used in financing activities of $39.2 million during the six months ended June 30, 2017, consisted primarily of $20.0 million recorded for repurchase of common stock and $17.1 million used to pay cash dividends.

During the six months ended June 30, 2016, operating activities provided $21.7 million in cash and cash equivalents, as a result of $42.5 million from net income and $22.0 million from non-cash adjustments to net income which includes depreciation and amortization expenses, stock-based compensation expenses, software development write-offs and changes in deferred income taxes, partly offset by a decrease of $38.7 million in the net change in operating assets and liabilities, including a net change decrease in cash and cash equivalents due to increases of $39.0 million in trade accounts receivable, net, and $22.0 million in inventory. Cash used in investing activities of $16.4 million during the six months ended June 30, 2016, consisted primarily of $17.5 million for property, plant and equipment expenditures, primarily to increase manufacturing capacity in North America and to improve information technology support systems. Cash used in financing activities of $20.4 million during the six months ended June 30, 2016, consisted primarily of $15.4 million used to pay cash dividends, $3.9 million used to pay income taxes on behalf of employees for shares withheld with respect to their vested restricted stock units and $3.5 million for the repurchase of the Company's common stock, partly offset by $2.5 million from the issuance of common stock on the exercise of stock options.

Capital Allocation Strategy

We have a strong cash position and remain committed to seeking growth opportunities in the building products range where we can leverage our expertise in engineering, testing, manufacturing and distribution to invest in and grow our business. Those opportunities include internal improvements or acquisitions that fit within our strategic growth plan. Additionally, we have financial flexibility and are committed to providing returns to our stockholders. Below are highlights of our capital allocation strategy since the beginning of 2016.

•
In August 2016, we acquired all the stock of MS Decoupe (a former customer of a subsidiary of Simpson Manufacturing Co., Inc.) for a net cost of approximately $5.4 million. Our preliminary measurement of MS Decoupe assets acquired included goodwill and intangible assets of $3.1 million. In January 2017, we acquired Gbo Fastening Systems for approximately $10.2 million and CG Visions for approximately $20.8 million subject to specified holdback provisions and post-closing adjustments. Our preliminary measurement of Gbo Fastening Systems' assets acquired resulted in a $8.4 million gain on a bargain purchase of a business. Our preliminary measurement of CG Visions assets acquired included goodwill and intangible assets of $20.4 million. See "Note 2 — Acquisitions" to the accompanying unaudited interim condensed consolidated financial statements.

•
In December 2016, we acquired a 25.0% equity interest in Ruby Sketch Pty Ltd. (“Ruby Sketch”) for $2.5 million, for which we account for our ownership interest using the equity accounting method. See "Note 6 — Investments" to the accompanying unaudited interim condensed consolidated financial statements.

•
Our capital spending in the first six months ended June 30, 2017 was $32.3 million primarily related to our Texas facility expansion (to increase warehouse, office and training center capacity), West Chicago chemical facility improvements, ERP project and Poland facility expansion (to increase production and warehouse capacity). Based on current information and subject to future events and circumstances, we estimate that our full-year 2017 capital spending will be approximately $50 million to $55 million, which includes expenditures finishing the work on our Texas facility, as well as for the purchase of manufacturing equipment and development and licensing of software, assuming all such projects will be completed by the end of 2017. Our capital spending in 2016 was $42.0 million and was primarily used for the purchase and build-out of our West Chicago, Illinois, chemical facility, manufacturing equipment and software development. Based on current information and subject to future events and circumstances, we estimate that our full-year 2017 depreciation and amortization expense to be approximately $32 million to $34 million, of which approximately $26 million to $27 million is related to depreciation.

•
On July 13, 2017, the Board declared a cash dividend of $0.21 per share, estimated to be $9.9 million in total. Such dividend is scheduled to be paid on October 26, 2017, to stockholders of record on October 5, 2017.

•
In February 2016, the Board authorized the Company to repurchase up to $50.0 million of the Company’s common stock in 2016. In August 2016, the Board increased and extended the $50.0 million repurchase authorization from February 2016 by authorizing the Company to repurchase up to $125.0 million of the Company's common stock through December 2017. In August 2016, the Company entered into a Supplemental Confirmation with Wells Fargo Bank, National Association (“Wells Fargo”) for a $50.0 million accelerated share repurchase program (the “2016 August ASR Program”), which has been completed. In June 2017, the Company entered into another Supplemental Confirmation for a $20.0 million accelerated share repurchase program with Wells Fargo (the “2017 June ASR Program”).

The following table presents cash used to pay our dividends and to repurchase shares of our common stock for the six-month period ended June 30, 2017 and the twelve-month periods ended December 31, 2016 and 2015, respectively, in aggregated amounts:

(in thousands)	Dividends Paid	Open Market Share Repurchases	Accelerated Share Repurchases	Total
January 1 - June 30, 2017	$17,116	$—	$20,000	$37,116
January 1 - December 31, 2016	32,711	3,502	50,000	86,213
January 1 - December 31, 2015	29,352	22,144	25,000	76,496
Total	$79,179	$25,646	$95,000	$199,825

As of June 30, 2017, approximately $51.5 million remained available under the $125.0 million repurchase authorization from August 2016, after taking into account final settlement of the June 2017 ASR Program that is expected to occur by the end of the third quarter of 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2017.

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

Foreign currency translation adjustment on the Company's underlying assets and liabilities resulted in accumulated other comprehensive profit of $10.6 million for the three months ended June 30, 2017, due to the effect of the weakening of the United States dollar in relation to all other currencies. Foreign currency translation adjustment on the Company's underlying assets and liabilities resulted in accumulated other comprehensive profit of $13.9 million for the six months ended June 30, 2017, due to the effect of the weakening of the United States dollar in relation to all other currencies.

Interest Rate Risk

The Company has no variable interest-rate debt outstanding. The Company estimates that a hypothetical 100 basis point change in U.S. interest rates would not be material to the Company’s operations taken as a whole.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. During the three months ended June 30, 2017, the Company made no changes to its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company currently is not a party to any legal proceedings, which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations. See “Note 8 Commitments and Contingencies” to the accompanying unaudited interim condensed consolidated financial statements for certain potential third-party claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents the monthly repurchases of shares of our common stock in the second quarter of 2017.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs[1]
April 1 - April 30, 2017	—	N/A	—	$71.5 million
May 1 - May 31, 2017	—	N/A	—	$71.5 million
June 1 - June 30, 2017	425,000	41.28	425,000	$54.0 million[2]
Total	425,000

[1] Pursuant to the $125.0 million repurchase authorization that was publicly announced on August 19, 2016, and was scheduled to expire at the end of 2017, which, on August 1, 2017, was increased by $150 million to $275 million and was extended to December 31, 2018. See “Note 11 - Subsequent Events” to the accompanying unaudited interim condensed consolidated financial statements for additional information.

[2] Includes an approximate $2.5 million value that was recorded for June 2017, which represents approximately 12.5% of the value of total shares of our common stock expected to be delivered pursuant to the 2017 June ASR Program.

In June 2017, the Company entered into the 2017 June ASR Program with Wells Fargo. Pursuant to the terms of such ASR Program, Wells Fargo made an initial delivery of 425,000 shares of the Company’s common stock in June 2017 at an average price of $41.28 per share, which represented approximately 87.5% of the total shares expected to be delivered under the 2017 June ASR Program.

The Company recorded the initial payment of $20.0 million to Wells Fargo under the 2017 June ASR Program as a reduction to stockholders’ equity, consisting of a $17.5 million increase in treasury stock and a $2.5 million reduction in additional paid-in capital. At the final settlement of the 2017 June ASR Program, the Company may be entitled to receive additional shares of its common stock from Wells Fargo, or, under certain circumstances, may be required to make a cash payment or, at the Company’s option, deliver shares of its common stock to Wells Fargo. Final settlement of the ASR Agreement is expected to be completed by the end of the third quarter of 2017.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL) are filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 8, 2017	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)