Form 10-Q
period 2017-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2017-11-09
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of September 30, 2017:   47,313,707.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements relating to events or results that may occur in the future are forward-looking statements, including but not limited to, statements regarding our plans, sales, sales trends, sales growth rates, revenues, profits, costs, working capital, balance sheet, inventories, products, market strategies, market share, expenses (including operating expenses and research, development and engineering investments), unrecognized costs (including those with respect to unvested stock-based compensation), cost savings or reduction measures, repatriation of funds, factory utilization rates, results of operations, tax liabilities, losses, capital spending, housing starts, price changes (including product prices and raw material, such as steel prices), profitability, profit margins, effective tax rates, depreciation or amortization expenses, amortization periods, capital return, stock repurchases, dividends, compensation arrangements, record dates, prospective adoption of new accounting standards, effects of changes in accounting standards, effects and expenses of (including eventual gains or losses related to) mergers and acquisitions and related integrations, effects and expenses of equity investments, effects and expenses of relocating manufacturing facilities, effects of changes in foreign exchange rates or interest rates, effects and costs of facility consolidations and expansions (including related savings), effects and costs of software program implementations (including related capital expenditures and savings), needs for additional facilities, materials and personnel, effects and costs of credit facilities and capital lease obligations, headcount, engagement of consultants, the Company's 2020 Plan (discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" below), the Company's efforts and costs to implement the 2020 Plan, the effects of the 2020 Plan and the projected impact of any of the foregoing on our business, financial condition and results of operations. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “may,” “likely,” “potentially,” or similar expressions. Forward-looking statements are necessarily speculative in nature, are based on numerous assumptions, and involve known and unknown risks, uncertainties and other factors (some of which are beyond our control) that could significantly affect our operations and may cause our actual actions, results, financial condition, performance or achievements to be substantially different from any future actions, results, financial condition, performance or achievements expressed or implied by any such forward-looking statements. Those factors include, but are not limited to: (i) general economic cycles and construction business conditions; (ii) customer acceptance of our products; (iii) product liability claims, contractual liability, engineering and design liability and similar liabilities or claims, (iv) relationships with key customers; (v) materials and manufacturing costs; (vi) financial conditions of customers, competitors and suppliers; (vii) technological developments, including software development; (viii) increased competition; (ix) changes in regulations (including changes in trade regulations) or industry practices; (x) litigation risks, and actions by activist shareholders; (xi) changes in market conditions; (xii) governmental and business conditions in countries where our products are manufactured and sold; (xiii) effects of merger or acquisition activities; (xiv) actual or potential takeover or other change-of-control threats; (xv) changes in our plans, strategies, objectives, expectations or intentions; and (xvi) other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission, including the Company's most recent Annual Report on Form 10-K under the heading “Item 1A - Risk Factors.” See below “Part I, Item 1A - Risk Factors.” Each forward-looking statement contained in this Quarterly Report on Form 10-Q is specifically qualified in its entirety by the aforementioned factors. In light of the foregoing, investors are advised to carefully read this Quarterly Report on Form 10-Q in connection with the important disclaimers set forth above and are urged not to rely on any forward-looking statements in reaching any conclusions or making any investment decisions about us or our securities. All forward-looking statements hereunder are made as of the date of this Quarterly Report on Form 10-Q and are subject to change. Except as required by law, we do not intend and undertake no obligation to update, revise or publicly release any updates or revisions to any forward-looking statements hereunder, whether as a result of the receipt of new information, the occurrence of future events, the change of circumstances or otherwise. We further do not accept any responsibility for any projections or reports published by analysts, investors or other third parties.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	September 30,		December 31,
	2017	2016	2016
ASSETS
Current assets
Cash and cash equivalents	$204,171	$218,720	$226,537
Trade accounts receivable, net	159,571	141,716	112,423
Inventories	244,476	220,207	232,274
Other current assets	13,276	12,321	14,013
Total current assets	621,494	592,964	585,247

Property, plant and equipment, net	265,178	229,670	232,810
Goodwill	137,313	126,845	124,479
Equity investment (see Note 6)	2,582	—	2,500
Intangible assets, net	30,050	24,629	22,864
Other noncurrent assets	11,766	10,195	12,074
Total assets	$1,068,383	$984,303	$979,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Capital lease obligations - current portion	$1,047	$—	$—
Trade accounts payable	30,857	24,777	27,674
Accrued liabilities	87,946	62,714	60,477
Income taxes payable	360	3,420	—
Accrued profit sharing trust contributions	5,652	5,157	6,549
Accrued cash profit sharing and commissions	13,123	17,153	10,527
Accrued workers’ compensation	3,548	4,161	3,569
Total current liabilities	142,533	117,382	108,796

Capital lease obligations - net of current portion	2,875	—	—
Deferred income tax and other long-term liabilities	6,933	5,817	5,336
Total liabilities	152,341	123,199	114,132
Commitments and contingencies (see Note 8)
Stockholders’ equity
Common stock, at par value	476	486	473
Additional paid-in capital	265,490	243,900	255,917
Retained Earnings	683,554	687,052	642,422
Treasury stock	(20,000)	(47,002)	—
Accumulated other comprehensive loss	(13,478)	(23,332)	(32,970)
Total stockholders’ equity	916,042	861,104	865,842
Total liabilities and stockholders’ equity	$1,068,383	$984,303	$979,974

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$262,476	$230,974	$745,345	$660,470
Cost of sales	142,591	117,499	401,779	342,985
Gross profit	119,885	113,475	343,566	317,485
Operating expenses:
Research and development and other engineering	8,679	10,932	35,051	33,807
Selling	28,156	24,304	86,150	74,313
General and administrative	36,501	32,543	108,049	96,786
Net gain on disposal of assets	(147)	(81)	(147)	(763)
	73,189	67,698	229,103	204,143
Income from operations	46,696	45,777	114,463	113,342
Loss in equity method investment, before tax	(13)	—	(53)	—
Interest expense, net	(296)	(82)	(685)	(400)
Gain (adjustment) on bargain purchase of a business	(2,052)	—	6,336	—
Gain on disposal of a business	443	—	443	—
Income before taxes	44,778	45,695	120,504	112,942
Provision for income taxes	16,581	15,898	40,972	40,601
Net income	$28,197	$29,797	$79,532	$72,341

Earnings per common share:
Basic	$0.60	$0.62	$1.67	$1.50
Diluted	$0.59	$0.62	$1.66	$1.49

Number of shares outstanding
Basic	47,367	48,119	47,544	48,231
Diluted	47,686	48,352	47,843	48,429

Cash dividends declared per common share	$0.42	$0.18	$0.81	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$28,197	$29,797	$79,532	$72,341
Other comprehensive income (loss):
Translation adjustment, net of tax expense (benefit)	5,543	232	19,492	5,244
Comprehensive income	$33,740	$30,029	$99,024	$77,585

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
At September 30, 2016 and 2017, and December 31, 2016
(In thousands except per-share amounts, unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2016	48,184	$481	$238,212	$639,707	$(28,576)	$—	$849,824
Net income	—	—	—	72,341	—	—	72,341
Translation adjustment, net of tax	—	—	—	—	5,244	—	5,244
Options exercised	227	3	6,692	—	—	—	6,695
Stock-based compensation	—	—	9,039	—	—	—	9,039
Tax benefit of options exercised	—	—	140	—	—	—	140
Shares issued from release of Restricted Stock Units	216	2	(3,998)	—	—	—	(3,996)
Repurchase of common stock	(1,090)	—	(6,500)	—	—	(47,002)	(53,502)
Cash dividends declared on common stock, $0.52 per share	—	—	—	(24,996)	—	—	(24,996)
Common stock issued at $32.45 per share for stock bonus	10	—	315	—	—	—	315
Balance at September 30, 2016	47,547	486	243,900	687,052	(23,332)	(47,002)	861,104
Net income	—	—	—	17,393	—		17,393
Translation adjustment, net of tax	—	—	—	—	(9,164)	—	(9,164)
Pension adjustment, net of tax	—	—	—	—	(474)	—	(474)
Options exercised	43	—	1,281	—	—	—	1,281
Stock-based compensation	—	—	4,147	—	—	—	4,147
Tax benefit of options exercised	—	—	111	—	—	—	111
Shares issued from release of Restricted Stock Units	1	—	(22)	—	—	—	(22)
Repurchase of common stock	(154)	—	6,500	—	—	(6,500)	—
Retirement of common stock	—	(13)	—	(53,489)	—	53,502	—
Cash dividends declared on common stock, $0.18 per share	—	—	—	(8,534)	—	—	(8,534)
Balance at December 31, 2016	47,437	473	255,917	642,422	(32,970)	—	865,842
Net income	—	—	—	79,532	—	—	79,532
Translation adjustment, net of tax	—	—	—	—	19,492	—	19,492
Options exercised	120	1	3,565	—	—	—	3,566
Stock-based compensation	—	—	10,764	—	—	—	10,764
Shares issued from release of Restricted Stock Units	210	2	(5,168)	—	—	—	(5,166)
Repurchase of common stock	(461)	—	—	—	—	(20,000)	(20,000)
Cash dividends declared on common stock, $0.81 per share	—	—	—	(38,400)	—	—	(38,400)
Common stock issued at $44.26 per share for stock bonus	9	—	412	—	—	—	412
Balance at September 30, 2017	47,315	$476	$265,490	$683,554	$(13,478)	$(20,000)	$916,042

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net income	$79,532	$72,341
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(147)	(763)
Depreciation and amortization	26,881	21,485
Write-off of software development project	—	153
Loss in equity method investment, before tax	53	—
Gain (adjustment) on bargain purchase of a business	(6,336)	—
Gain on disposal of a business	(443)	—
Deferred income taxes	2,552	1,481
Noncash compensation related to stock plans	11,816	9,707
Excess tax benefit of options exercised and restricted stock units vested	—	(162)
Recovery (provision) of doubtful accounts	79	(131)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(40,607)	(35,463)
Inventories	1,813	(22,992)
Trade accounts payable	698	2,806
Income taxes payable	1,686	6,745
Accrued profit sharing trust contributions	(902)	(637)
Accrued cash profit sharing and commissions	2,468	8,636
Other current assets	132	(2,751)
Accrued liabilities	5,291	6,611
Long-term liabilities	(234)	(1,222)
Accrued workers’ compensation	(21)	(432)
Other noncurrent assets	280	1,471
Net cash provided by operating activities	84,591	66,883
Cash flows from investing activities
Capital expenditures	(45,106)	(29,934)
Asset acquisitions, net of cash acquired	(27,921)	(5,361)
Proceeds from sale of property and equipment	617	1,278
Proceeds from sale of a business	9,613	—
Net cash used in investing activities	(62,797)	(34,017)
Cash flows from financing activities
Deferred and contingent consideration paid for asset acquisitions	(205)	(27)
Repurchase of common stock	(20,000)	(53,502)
Repayment of long-term borrowings and capital leases	(360)	—
Repayment of debt and line of credit borrowings	(133)	—
Debt issuance costs	—	(1,125)
Issuance of common stock	3,566	6,695
Excess tax benefit of options exercised and restricted stock units vested	—	162
Dividends paid	(27,044)	(24,152)
Cash paid on behalf of employees for shares withheld	(5,166)	(3,996)
Net cash used in financing activities	(49,342)	(75,945)
Effect of exchange rate changes on cash and cash equivalents	5,182	2,974
Net decrease in cash and cash equivalents	(22,366)	(40,105)
Cash and cash equivalents at beginning of period	226,537	258,825
Cash and cash equivalents at end of period	$204,171	$218,720
Noncash activity during the period
Noncash capital expenditures	$892	$726
Capital lease obligations	4,362	—
Dividends declared but not paid	19,891	8,559
Contingent consideration for acquisition	1,314	—
Issuance of Company’s common stock for compensation	412	315

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, net of applicable provision for discounts, returns and incentives, whether actual or estimated, based on the Company’s experience. This generally occurs when products are shipped to the customer in accordance with the sales agreement or purchase order, ownership and risk of loss pass to the customer, collectability is reasonably assured and pricing is fixed or determinable. The Company’s general shipping terms are F.O.B. shipping point, and title is transferred and revenue is recognized when the products are shipped to customers. When the Company sells F.O.B. destination point, title is transferred and the Company recognizes revenue on delivery or customer acceptance, depending on terms of the sales agreement. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and services, although less than 1.0% of net sales and not material to the condensed consolidated financial statements, are recognized as the services are completed or the software products and services are delivered. If actual costs of sales returns, incentives and discounts were to significantly exceed the recorded estimated allowance, the Company’s sales would be adversely affected.

Net Earnings Per Common Share

Basic earnings per common share are computed based on the weighted-average number of common shares outstanding. Potentially dilutive securities, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per common share to diluted earnings per share for the three months and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net income available to common stockholders	$28,197	$29,797	$79,532	$72,341
Basic weighted-average shares outstanding	47,367	48,119	47,544	48,231
Dilutive effect of potential common stock equivalents — stock options and restricted stock units	319	233	299	198
Diluted weighted-average shares outstanding	47,686	48,352	47,843	48,429
Earnings per common share:
Basic	$0.60	$0.62	$1.67	$1.50
Diluted	$0.59	$0.62	$1.66	$1.49
Potentially dilutive securities excluded from earnings per diluted share because their effect is anti-dilutive	—	—	—	—

Dividend Declaration and Notice of Annual Meeting

On September 28, 2017, the Board of Directors of the Company (the "Board") declared a cash dividend of $0.21per share, payable on January 25, 2018 to shareholders of record as of January 4, 2018 and scheduled the Company’s 2018 annual meeting of stockholders for Monday, April 24, 2018.

Share Repurchases

During the third quarter of 2017, the Company received 35,887 shares of the Company's common stock pursuant to the Company’s $20.0 million accelerated share repurchase program (the “ASR Program”) with Wells Fargo Bank, National Association, which constituted the final delivery under the ASR Program initiated in June 2017. In August 2017, the Board increased its previous $125 million share repurchase authorization by $150 million to $275 million and extended such authorization to December 31, 2018.

Accounting for Stock-Based Compensation

The Company currently maintains an equity incentive plan, the Simpson Manufacturing Co., Inc. Amended and Restated 2011 Incentive Plan (the “2011 Plan”), which was originally adopted on April 26, 2011, and was subsequently amended and restated on April 21, 2015. The 2011 Plan amended and restated in their entirety, and incorporated and superseded, both the Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”), which was principally for the Company’s employees, and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”), which was for its independent directors. Awards previously granted under the 1994 Plan or the 1995 Plan were not affected by the adoption of the 2011 Plan and continued to be governed by the 1994 Plan or the 1995 Plan, respectively.

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

The following table represents the Company’s stock-based compensation activity for the three months and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Stock-based compensation expense recognized in operating expenses	$370	$3,141	$10,942	$8,995
Less: Tax benefit of stock-based compensation expense in provision for income taxes	58	1,112	3,962	3,262
Stock-based compensation expense, net of tax	$312	$2,029	$6,980	$5,733
Fair value of shares vested	$428	$3,088	$10,764	$9,039
Proceeds to the Company from the exercise of stock-based compensation	$2,268	$4,166	$3,566	$6,695
Tax effect from the exercise of stock-based compensation, including shortfall tax benefits (1)	$—	$121	$—	$140

(1) Zero balances in the three and nine months ended September 30, 2017 is the result of the Company's adoption of FASB issued
Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-
Based Payment Accounting ("ASU 2016-09") on January 1, 2017, refer to Recently Adopted Accounting Standards below.

With respect to certain performance-based RSUs awarded to the Company's employees in February 2017, the achievement of their performance-based metrics was initially estimated as being probable , and therefore, their expense was recognized in the first two quarters of fiscal 2017. Based on updated information, the Company subsequently determined that the likelihood of achievement of the performance-based metrics is no longer probable for certain awards. As a result, the Company ceased recognition of expense in the three-month period ended September 30, 2017 and also reversed $1.6 million of expense during the three-month period ended September 30, 2017 recognized for such RSUs during the six months ended June 30, 2017.

The Company allocates stock-based compensation expenses among cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. The assumptions used to calculate the fair value of stock-based compensation are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Stock-based compensation capitalized in inventory was $0.3 million and $0.5 million as of September 30, 2017 and 2016, respectively.

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

As of September 30, 2017 and 2016 and December 31, 2016, the Company’s investments consisted of only money market funds, which are the Company’s primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. The balances of the Company's primary financial instruments at the dates indicated were as follows:

	At September 30,		At December 31,
(in thousands)	2017	2016	2016
Money market funds	$5,409	$13,334	$2,832

The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions is classified as Level 3 within the fair value hierarchy as it is based on unobserved inputs, management estimates and entity-specific assumptions and is evaluated on an ongoing basis. As of September 30, 2017, the estimated fair value of the Company's contingent consideration was approximately a total of $1.3 million.

Income Taxes

The Company uses an estimated annual effective tax rate to measure the tax benefit or tax expense recognized in each interim period. The following table presents the Company’s effective tax rates and income tax expense for the three months and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	2017	2016
Effective tax rate	37.0%	34.8%	34.0%	35.9%
Provision for income taxes	$16,581	$15,898	$40,972	$40,601

For the three months ended September 30, 2017, the Company's effective income tax rate increased to 37% from 35%, primarily due to a reduction of the nonrecurring bargain purchase gain related to the Gbo Fastening Systems acquisition (see "Gain (adjustment) on bargain purchase of a business" below ), which was not taxable.

For the nine months ended September 30, 2017, the Company's effective income tax rate decreased to 34.0% from 35.9%. The decrease was primarily due to an adjusted nonrecurring bargain purchase gain related to the Gbo Fastening Systems acquisition (see "Gain (adjustment) on bargain purchase of a business" below), which was not taxable, and the adoption of FASB Accounting Standards Update No. 2016-09 on January 1, 2017 (see "Recently Adopted Accounting Standards" below), which recognizes the excess tax benefits of stock-based awards as a reduction to income tax expense instead of the previous methodology which recorded the benefits on the balance sheets as a component of stockholders' equity.

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

Multi Services Dêcoupe S.A.

In August 2016, the Company purchased all of the outstanding shares of Multi Services Dêcoupe S.A. ("MS Decoupe"), a Belgium public limited company, for $6.9 million. MS Decoupe primarily manufactures and distributes wood construction, plastic, and metal labeling products in Belgium and the Netherlands, including distributing the Company's products manufactured at the Company's production facility in France. With this acquisition, the Company could potentially offer the Belgium market a wider-range of its products, shorten delivery lead times, and expand the Company's sales presence into the Netherlands market. During the third quarter of 2017, the Company finalized its fair value measurement of assets acquired and liabilities assumed in this acquisition. MD Decoupe assets and liabilities included cash and cash equivalents of $1.4 million, other current assets of $1.6 million, noncurrent assets of $5.0 million, current liabilities of $0.6 million and noncurrent deferred income tax liabilities of $1.0 million. Included in noncurrent assets was goodwill of $1.4 million, which was assigned to the Europe segment, and intangible assets of $1.7 million, both of which are not subject to tax-deductible amortization. The estimated weighted-average amortization period for the intangible assets is 10 years.

CG Visions, Inc.

In January 2017, the Company acquired CG Visions, Inc. ("CG Visions") for up to approximately $20.8 million. CG Visions provides scalable technologies and services in building information modeling ("BIM") technologies, estimation tools and software solutions to a number of the top 100 mid-sized to large builders in the United States, which are expected to complement and support the Company's sales in North America. During the third quarter of 2017, the Company finalized its fair value measurement of assets acquired and liabilities assumed in this acquisition. CG Visions assets and liabilities included other current assets of $0.5 million, noncurrent assets of $20.4 million, current liabilities and contingent consideration of $1.1 million. Included in noncurrent assets was goodwill of $10.1 million, which was assigned to the North America segment, and intangible assets of $10.3 million, both of which are not subject to tax-deductible amortization. The estimated weighted-average amortization period for the intangible assets is 7 years.

Gbo Fastening Systems AB

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

Gain (Adjustment) on Bargain Purchase of a Business

In the first quarter of 2017, the Company recorded a preliminary nontaxable bargain purchase gain of $8.4 million, which was included in the condensed consolidated statements of operations. During the third quarter of 2017, the Company reevaluated the fair value of the assets acquired and liabilities assumed in Gbo Fastening Systems acquisition and recorded that the estimated fair value of the assets acquired and liabilities assumed was approximately $16.5 million. Consequently, a bargain purchase adjustment of $2.1 million was recorded resulting in a total of $6.3 million adjusted gain on bargain purchase of a business, which was included in the condensed consolidated statements of operation.

The following table represents the final allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed in the Gbo Fastening Systems acquisition:

(In thousands)
Assets *
Cash and cash equivalents	$3,956
Accounts receivable	4,914
Inventory	13,591
Other current assets	760
Property, plant, equipment and noncurrent assets	3,929
27,150
Liabilities
Accounts payable	4,500
Other current liabilities	6,146
10,646

Total net assets	16,504
Gain (adjustment) on bargain purchase of a business	(6,336)
Total purchase price	$10,168
*	Intangible assets acquired were determined to have little to no value, thus were not recognized.

The results of operations of businesses acquired in 2016 through 2017 were included in the Company’s condensed consolidated results of operations since the date of the applicable acquisition. Such businesses are not material to the Company on an individual or aggregate basis, and accordingly, pro forma results of operations are not presented.

Sales of Gbo Poland and Gbo Romania

As a result of incompatibility with Simpson's market strategy, the Company completed the sale of all of its equity in Gbo Fastening Systems' Poland and Gbo Romania subsidiaries on September 29, 2017 and October 31, 2017, respectively, for approximately $10.2 million, resulting in a gain of $0.4 million which was presented in the accompanying condensed statements of operations.

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

This new guidance requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement and classified as an operating activity in the statement of cash flows. The Company prospectively adopted this guidance with the tax impact of a $1.1 million tax benefit recognized in the consolidated income statements and classified it as an operating activity in the consolidated statement of cash flows. The guidance also requires a policy election either to estimate the number of awards that are expected to vest or to account for forfeitures whenever they occur. The Company did not change its policy for calculating accrual compensation costs by estimating the number of awards that are expected to vest. Therefore, when the Company adopted this guidance, there was no recognized cumulative effect adjustment to retained earnings. In addition, this guidance requires cash paid by an employer, when directly withholding shares for tax withholding purposes, to be classified in the statement of cash flows as a financing activity, which differs from the Company's previous method of classification of such cash payments as an operating activity. Accordingly, the Company applied this provision retrospectively and for the nine months ended September 30, 2017 and 2016 and reclassified $5.2 million and $4.0 million, respectively, from operating activities to financing activities in the condensed consolidated statements of cash flows.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (later codified as ASC 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. ASC 606 provides a five-step model for revenue recognition to be applied to all revenue contracts with customers. The five-step model includes: (1) determination of whether a contract, an agreement between two or more parties that creates legally enforceable rights and obligations, exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASC 606 is effective for annual and interim periods beginning after December 15, 2017. The Company will adopt the new standard on January 1, 2018.

Company management has completed a review of our significant customer contracts and based on that preliminary review, we expect the adoption of ASC 606 will not result in material differences from our accounting for revenues under the current revenue recognition guidance effective for the Company today. The Company has not yet completed the process of quantifying the effects (if any) of changes that will result from adoption.

ASC 606 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).  The Company will adopt the new standard using the modified retrospective approach through a cumulative-effect adjustment (if any) to retained earnings as of the effective date. The Company is also identifying and preparing to implement changes to our accounting policies and practices, business processes, systems and controls to support the enhanced disclosure requirements from ASC 606.

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

2.    Trade Accounts Receivable, Net

Trade accounts receivable at the dates indicated consisted of the following:

	At September 30,		At December 31,
(in thousands)	2017	2016	2016
Trade accounts receivable	$165,101	$145,966	$116,368
Allowance for doubtful accounts	(1,166)	(945)	(895)
Allowance for sales discounts and returns	(4,364)	(3,305)	(3,050)
	$159,571	$141,716	$112,423

3.    Inventories

Inventories at the dates indicated consisted of the following:

	At September 30,		At December 31,
(in thousands)	2017	2016	2016
Raw materials	$87,100	$83,613	$86,524
In-process products	26,248	20,313	20,902
Finished products	131,128	116,281	124,848
	$244,476	$220,207	$232,274

4.    Property, Plant and Equipment, Net

Property, plant and equipment, net, at the dates indicated consisted of the following:

	At September 30,		At December 31,
(in thousands)	2017	2016	2016
Land	$33,030	$30,217	$32,127
Buildings and site improvements	201,877	176,430	183,882
Leasehold improvements	5,911	5,682	5,550
Machinery, equipment, and software	289,970	249,227	248,861
	530,788	461,556	470,420
Less accumulated depreciation and amortization	(297,321)	(275,096)	(273,302)
	233,467	186,460	197,118
Capital projects in progress	31,711	43,210	35,692
	$265,178	$229,670	$232,810

5.    Goodwill and Intangible Assets, Net

Goodwill at the dates indicated was as follows:

	At September 30,		At December 31,
(in thousands)	2017	2016	2016
North America	$95,781	$85,988	$85,488
Europe	40,038	39,402	37,616
Asia/Pacific	1,494	1,455	1,375
Total	$137,313	$126,845	$124,479

Intangible assets, net, at the dates indicated were as follows:

	At September 30, 2017
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$33,923	$(16,728)	$17,195
Europe	29,430	(16,575)	12,855
Total	$63,353	$(33,303)	$30,050

	At September 30, 2016
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$27,488	$(17,347)	$10,141
Europe	31,090	(16,602)	14,488
Total	$58,578	$(33,949)	$24,629

	At December 31, 2016
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$23,562	$(13,811)	$9,751
Europe	27,880	(14,767)	13,113
Total	$51,442	$(28,578)	$22,864

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense for definite-lived intangible assets during the three months ended September 30, 2017 and 2016, totaled $1.5 million and $1.5 million, respectively; and during the nine months ended September 30, 2017 and 2016, totaled $4.7 million and $4.6 million, respectively. The only indefinite-lived intangible asset, consisting of a trade name, totaled $0.6 million at September 30, 2017.

At September 30, 2017, estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)

Remaining three months of 2017	$1,635
2018	5,505
2019	5,185
2020	5,155
2021	4,675
2022	2,774
Thereafter	4,505
$29,434

The changes in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2017, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2016	$124,479	$22,864
Acquisitions	10,066	10,351
Reclassifications	(189)	626
Amortization	—	(4,725)
Foreign exchange	2,957	934
Balance at September 30, 2017	$137,313	$30,050

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

For the three and nine months ended September 30, 2017, the Company recorded an equity loss of $13 thousand and $53 thousand, respectively, with respect to its Ruby Sketch investment. However, the investment increased $82 thousand due to the foreign currency translation, primarily related to the strengthening Australian dollar against United States dollar, resulting in a $2.6 million balance as of September 30, 2017.

7.    Debt

Credit Facilities

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at September 30, 2017, was $304.0 million including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300 million in available credit. On July 25, 2016, the Company entered into a second amendment (the "Amendment") to the credit facility. For additional information about the Amendment, see the Company's Current Report on Form 8-K dated July 28, 2016. As amended, this credit facility will expire on July 23, 2021. Amounts borrowed under this credit facility bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR1screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at September 30, 2017, the LIBOR Rate was 1.23%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit facility, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company was also required to pay customary fees as specified in a separate fee agreement to the agent under the credit facility. The Company’s unused borrowing capacity under other revolving credit lines and a term note totaled $4.0 million at September 30, 2017. The other revolving credit lines and the term note charge interest ranging from 0.47% to 8.25%, currently have maturity dates from July 2017 to December 2017. The Company had no outstanding debt balance as of September 30, 2017 and 2016, and December 31, 2016, respectively. The Company was in compliance with its financial covenants at September 30, 2017.

Capital Lease Obligations

The Company entered into two four-year lease agreements for certain office equipment with Cisco Systems Capital Corporation for a total of approximately $4.4 million, which was recorded in fixed assets as capital lease obligations. These capital lease obligations are included in current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. The interest rates for these two capital leases are 2.89% and 3.50%, respectively, and the two leases will mature in May 2021 and July 2021, respectively.

As of September 30, 2017, the current portion of the outstanding liability for the leased equipment was approximately $1.0 million and the long-term portion was approximately $2.9 million.

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

Potential Third-Party Claims

Nishimura v. Gentry Homes, Ltd., Civil No. 11-1-1522-07, was filed in the Hawaii First Circuit court on July 20, 2011. The Nishimura case involves claims by homeowners at Ewa by Gentry, a Honolulu development of approximately 2,400 homes. The claims arise out of alleged corrosion of strap-tie holdowns and mud-sill anchor products supplied by the Company. The plaintiff homeowners originally sued the developer, Gentry Homes, Ltd. (“Gentry”), as well as the Company. In 2012 and 2013, the Hawaii First Circuit granted the Company’s motions to dismiss and for summary judgment, resulting in the dismissal of all of the homeowners’ claims against the Company, and the Company has not since then been a party to the proceedings. The dismissed claims against the Company remain subject to potential appeal by the plaintiffs.

Gentry and the plaintiff homeowners thereafter moved their dispute to arbitration, and the Hawaii state court stayed the lawsuit pending arbitration. The Company was not a party to the arbitration.

Gentry initially reported no significant damage claims related to the Ewa development. In August 2016, Gentry advised the Company for the first time that a substantial number of plaintiff homeowners claimed serious corrosion of mudsill anchors and strap-tie holdowns. The plaintiff homeowners and Gentry proceeded to arbitration in April 2017. During the pendency of the arbitration, Gentry and the plaintiff homeowners reached a settlement of their dispute, pursuant to which Gentry agreed to pay approximately $90 million to the plaintiff homeowners.

In October 2017, Gentry demanded that the Company pay Gentry the amount it paid the plaintiff homeowners to settle their claims, asserting the Company was responsible for breach of warranty, negligent misrepresentation and fraud in connection with the supply of strap-tie holdowns and mud-sill anchor products to Gentry. As of the date of this Quarterly Report on Form 10-Q, Gentry had not yet initiated legal proceedings against the Company.

The Company admits no liability in connection with the Nishimura case. At this time, the Company cannot reasonably ascertain the likelihood that it will be found responsible for substantial damages to Gentry or to the homeowners should they appeal; whether any legal theory against the Company might be viable, or the extent of the liability the Company might face if Gentry were to proceed against it.

The Company will vigorously defend any claims against it, whether appeal by the plaintiff homeowners, or third party claims by Gentry. Based on facts currently known to the Company and subject to future events and circumstances, the Company believes that all or part of any claims that any party might seek to allege against it related to the Nishimura case may be covered by its insurance policies.

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

Given the nature and the complexities involved in the Nishimura and Vitale proceedings, the Company is unable to estimate reasonably a likelihood of possible loss or range of possible loss until the Company knows, among other factors, (i) whether it will be named in either lawsuit by any party; (ii) the specific claims and the legal theories on which they are based (iii) what claims, if any, might be dismissed without trial, (iv) the extent of the claims, including the size of any potential class, particularly as damages are not specified or are indeterminate, (v) how the discovery process will affect the litigation, (vi) the settlement posture of the other parties to the litigation, (vii) the extent to which the Company’s insurance policies will cover the claims or any part thereof, if at all, (viii) whether class treatment is appropriate; and (ix) any other factors that may have a material effect on the litigation.

While it is not feasible to predict the outcome of proceedings to which the Company is not currently a party, or reasonably estimate a possible loss or range of possible loss for the Company related to such matters, in the opinion of the Company, either the likelihood of loss from such proceedings is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to the Company’s financial position, results of operations or cash flows either individually or in the aggregate. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

9.    Stock-Based Incentive Plans

The Company currently has one stock-based incentive plan, the 2011 Plan, which incorporates and supersedes its two previous plans except for awards previously granted under the two plans (see "Note 1 Basis of Presentation — Accounting for Stock-Based

Compensation”). Generally, participants of the 2011 Plan have been granted stock-based awards, only if the applicable Company-wide and/or profit-center operating goals, or strategic goals, established by the Compensation and Leadership Development Committee (the "Committee") of the Board at the beginning of the year, were met. In 2017, some of the grants made will vest only if Company-wide and/or profit-center operating goals established by the Committee at the beginning of the year are met.

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

On February 4, 2017, 606,299 RSUs were awarded to the Company's employees, including officers, at an estimated fair value of $43.42 per share, based on the closing price on February 3, 2017. On May 16, 2017, 10,066 RSUs were awarded to each of the Company's seven independent directors at an estimated value of $41.52 per share based on the closing price of shares of the Company's common stock on May 15, 2017, which RSUs vested fully on the date of the grant.

The following table summarizes changes to the Company’s unvested RSUs for the nine months ended September 30, 2017:

	Shares	Weighted- Average Price	Aggregate Intrinsic Value *
Unvested Restricted Stock Units (RSUs)	(in thousands)		(in thousands)
Outstanding at January 1, 2017	615	$31.81	26,915
Awarded	616
Vested	(327)
Forfeited	(38)
Outstanding at September 30, 2017	866	$36.14	$42,469
Outstanding and expected to vest at September 30, 2017	844	$36.11	$41,366

*	The intrinsic value is calculated using the closing price per share of $49.04 of the underlying Company's common stock as reported by the New York Stock Exchange on September 30, 2017.

The total intrinsic value of RSUs vested during the nine-month periods ended September 30, 2017 and 2016, was $11.0 million and $10.8 million, respectively, based on the market value on the award date.

No stock options were granted in 2016 or in the first nine months of 2017.

The following table summarizes the changes to the Company’s outstanding non-qualified stock options for the nine months ended September 30, 2017:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value *
Non-Qualified Stock Options	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2017	251	$29.66	1.1	3,558
Exercised	(120)
Forfeited	—
Outstanding and exercisable at September 30, 2017	131	$29.66	0.3	$2,534

*
The intrinsic value represents the amount, if any, by which the fair market value of the underlying Company's common stock exceeds the exercise price of the stock option, using the closing price per share of $49.04 such stock as reported by the New York Stock Exchange on September 30, 2017.

The total intrinsic value of stock options exercised was $1.7 million and $2.4 million during nine-month periods ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, there was $17.3 million, unrecognized cost related to unvested stock-based compensation arrangements under the 2011 Plan for awards made through February 2017. The portion of this cost related to RSUs awarded through May 2017 (as discussed above) is expected to be recognized over a weighted-average period of 2.3 years.

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

The following tables illustrate certain measurements used by management to assess the performance as of or for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net Sales
North America	$213,254	$197,459	$612,765	$569,198
Europe	47,137	31,485	126,752	86,003
Asia/Pacific	2,085	2,030	5,828	5,269
Total	$262,476	$230,974	$745,345	$660,470
Sales to Other Segments*
North America	$625	$732	$2,403	$1,994
Europe	175	157	424	338
Asia/Pacific	4,088	10,821	14,657	22,550
Total	$4,888	$11,710	$17,484	$24,882
Income (Loss) from Operations
North America	$41,972	$42,356	$110,748	$112,924
Europe	5,139	3,899	7,443	4,180
Asia/Pacific	(218)	250	(341)	1,257
Administrative and all other	(197)	(728)	(3,387)	(5,019)
Total	$46,696	$45,777	$114,463	$113,342

* The sales to other segments are eliminated in consolidation.

			At
	At September 30,		December 31,
(in thousands)	2017	2016	2016
Total Assets
North America	$946,180	$795,339	$853,826
Europe	211,083	178,428	165,121
Asia/Pacific	26,006	26,291	25,118
Administrative and all other	(114,886)	(15,755)	(64,091)
Total	$1,068,383	$984,303	$979,974

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $116.0 million, $128.6 million, and $137.4 million, as of September 30, 2017 and 2016, and December 31, 2016, respectively. Total "Administrative and all other" assets are net of inter-segment due to and from accounts eliminated in consolidation.

While the Company manages its business by geographic segment, presented as additional information, the following table illustrates the distribution of the Company’s net sales by product group for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Wood construction products	$224,317	$193,513	$639,207	$562,025
Concrete construction products	38,051	37,461	105,785	98,445
Other	108	—	353	—
Total	$262,476	$230,974	$745,345	$660,470

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

11.    Subsequent Events

In the fourth quarter of 2017, the Company announced employee reductions in the North America and Europe segments and related estimated severance expenses of approximately $3.0 million to $3.5 million, most of which to be recorded in the fourth quarter of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months and nine months ended September 30, 2017. The following discussion and analysis should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes included in Part I, Item 1, "Financial Statements” of this Quarterly Report on Form 10-Q. The following discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs as discussed in the “Note About Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those plans, estimates, and beliefs. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q as well as the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Business Overview

We design, manufacture and sell building construction products that are of high quality and performance, easy to use and cost-effective for customers. We operate in three business segments determined by geographic region: North America, Europe and Asia/Pacific.

Our primary business strategy is to grow through increasing our market share and profitability in Europe; growing our share in the concrete space; and continuing to develop our software to support our core wood products offering while leveraging our strengths in engineering, sales and distribution, and our strong brand name. We believe these initiatives and objectives are crucial to not only offer a more complete solution to our customers and bolster our sales of core wood connector products, but also to mitigate the cyclicality of the U.S. housing market.

On October 30, 2017, we announced the 2020 Plan to provide additional transparency into our strategic plan and financial objectives. Subject to future events and circumstances, our 2020 Plan is centered on three key operational objectives as further described below.

•
First, a continued focus on organic growth with a goal to achieve organically a net sales compound annual growth rate of approximately 8% from $860.7 million reported in fiscal 2016 through fiscal 2020.

•
Second, rationalizing our cost structure to improve company-wide profitability by reducing total operating expenses, as a percent of net sales from 31.8% in fiscal 2016 to a range of 26.0% to 27.0% by fiscal 2020. We expect to achieve this initiative, aside from top-line growth, through cost reduction measures in Europe and our concrete product line, zero-based budgeting for certain expense categories and a commitment to remaining headcount neutral (except in the production and sales departments to meet demands from sales growth). Offsetting these reductions will be the Company’s ongoing investment in its software initiatives as well as the expenses associated with our ongoing SAP implementation.

•
Third, improving working capital management primarily through the reduction of inventory levels by aggressively eliminating 25 to 30% of the Company’s product SKUs and implementing Lean principles in many factories. We believe we can achieve an overall 30% reduction of our raw material and finished good inventory over the next three years without impacting day-to-day production and shipping procedures.

We believe our efforts to achieve the 2020 Plan will contribute to improved business performance and operating results, improve returns on invested capital(1) and allow us to be more aggressive in repurchasing shares of our stock in the near-term.

We believe our ability to achieve industry-leading margins from a gross profit and operating income standpoint is due to the high level of value-added services that we provide to our customers. Aside from our strong brand recognition and trusted reputation, Simpson is unique due to our extensive product testing capabilities and our state-of-the-art test lab; strong customer support and education for engineers, builders and contractors; deep 40-plus year relationships with engineers that get our products specified on the blueprint and pulled through to the job site; product availability with delivery in typically 24 hours or less; and an active involvement with code officials to improve building codes and construction practices. Based on current information, we expect the competitive environment to be relatively stable. We also expect U.S. single-family housing starts to continue to grow as a percentage in the mid to high single digits over the next few years, which should support a sustainable organic revenue growth outlook in North America for many of our products.

We have invested in strategic initiatives to help us perform throughout all industry cycles, such as scaling up our wood construction products operations in Europe and ongoing development of our software solutions, including truss software, as our market strategy is to sell engineered product solutions. In support of this effort, we acquired Gbo Fastening Systems AB (“Gbo Fastening Systems”)

and CG Visions, Inc. (“CG Visions”) in January 2017, as we believe these two acquisitions fit into our current business model and growth strategy.

While acquisitions were part of a dual-fold approach to growth in the past, our go-forward strategy will focus on organic growth, supported by strategic capital investments in the business. As such, we will de-emphasize acquisitions activities going forward, especially as it relates to the concrete space. An exception may occur if the right opportunity were to arise in our core fastener space, which is the particular area where we believe it would be beneficial to gain additional production capacity to support our wood business.

Factors Affecting Our Results of Operations

Unlike lumber or other products that have a more direct correlation to housing starts, our products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. Our products are generally used in a sequential process that follows the construction process. Residential and commercial construction begins with the foundation, followed by the wall and the roof systems, and then the installation of our products, which flow into a project or a house according to these schedules. Foundation product sales could be considered a leading indicator for our product sales. Sales of foundation products in the third quarter of 2017 increased compared to the same period in 2016.

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

Operating expenses as a percentage of net sales were under 28% for the third quarter of 2017 and down 104 basis points from the prior year quarter as well as down 185 basis points compared to the second quarter of 2017, primarily due to lower stock-based compensation expense and cash profit sharing expense on lower operating income and reduced payouts under our executive officer cash profit sharing plan.

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

Europe

In January 2017, we acquired Gbo Fastening Systems for approximately $10.2 million. Gbo Fastening Systems manufactures and sells a complete line of European approved CE-marked structural fasteners, mostly in northern and eastern Europe, which we expect to eventually distribute and sell in western Europe. We have begun distributing into the Nordic countries wood connector products that were manufactured in the Company's manufacturing facilities in western Europe. Further, we expect to access Gbo Fastening Systems' expertise in product development and testing, and proficiency in fastener manufacturing and surface treatment, to strengthen Gbo Fastening Systems' global presence and contribute engineering expertise in automatic fastening systems and fastener collation to help broaden its fastener and structural connectors lines.

In July 2017, the Company entered into an agreement to sell all of the outstanding shares in Gbo Fastening Systems' Poland and Romania subsidiaries ("Gbo Poland" and "Gbo Romania", respectively). The sale of Gbo Poland closed on September 29, 2017, and the sale of Gbo Romania closed on October 31, 2017. The Company will retain Gbo Fastening Systems' operations in Sweden and Norway.

ERP Integration

In July 2016, our Board of Directors (the "Board") approved a plan to replace our current in-house enterprise resource planning ("ERP") and externally sourced accounting platforms with a fully integrated ERP platform from SAP America, Inc. ("SAP") in multiple phases by location over a period of three to four years at all facilities plus our headquarters, with a focus on configuring, instead of customizing, the standard SAP modules. We anticipate the ERP implementation project will cost approximately $30 million to $34 million through 2019, including capital expenditures. Annual operating expenses will increase from 2017 to 2024 as a result of the ERP project, partly due to the amortization of related capitalized costs.

We believe that the ERP project has progressed well in the first nine months of 2017 and is currently on track and on budget. As of September 30, 2017, we have capitalized $8.3 million of the costs associated with the ERP project. We expect to go live with our first locations in the first quarter of 2018. We anticipate that, as the project progresses further into 2018, we will spend more time and resources in training our staff for the new platform, as opposed to configuring the SAP modules, and we expect to record the cost associated with such training as expense.

Business Segment Information

Our North America segment has generated revenues primarily from wood construction products compared to concrete construction products. Due to improved economic conditions, including an increase in housing starts, net sales in regions of the segment have trended up, primarily due to increases in unit sales volumes and an approximately 4% price increase for our connector products in the United Stated effective on December 1, 2016, as well as added revenues from CG Visions. See “North America” below. Our truss sales decreased slightly in the third quarter of 2017. Our truss specialists continue to convert small to medium size truss customers to our design and management software in 2017.

During the third quarter of 2016, we initiated a multi-year plan to increase our North America factory production efficiency, aiming to achieve a 75% factory utilization rate on two full shifts by moving high-volume connector production from both our Riverside and Western Canada facilities to our other three manufacturing locations in North America. As of September 30, 2017, we had relocated 100% of our planned high-volume connector production. Our factory utilization was approximately 45% when this project began and we are currently operating at approximately 60% factory utilization. Based on current information and subject to future events and circumstances, we estimate this transition will save approximately $3.0 million per year, mostly in production costs. Both the Riverside and Western Canada locations will continue as sales and distribution locations, and maintain the capability to manufacture custom orders to continue to meet the Company's service and product availability commitments to customers in the Southwestern region of the United States and Western region of Canada.

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

Our Europe segment generates more revenues from wood construction products than concrete construction products. Wood construction product sales increased 67% in the third quarter of 2017 compared to the third quarter of 2016, primarily due to the acquisition of Gbo Fastening Systems. Concrete construction product sales are mostly project based and net sales increased 11% in the third quarter of 2017 compared to the third quarter of 2016, primarily due to the completion of large projects during the third quarter of 2017. We are uncertain whether concrete construction product net sales will continue to grow at this pace for the remainder of 2017. In connection with the Gbo Fastening Systems acquisition, we estimated demand for wood connector products for the Nordic region and have placed inventory in Sweden. Our Western European locations are working on sales and marketing plans for a complete line of fastener products and expect to introduce them to our customers by the end of 2017. See “Europe” below.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We have closed our sales offices located in China, Thailand and Dubai; and discontinued our selling activities in Hong Kong, due to continued losses in the regions. We believe that the Asia/Pacific segment is not significant to our overall performance.

(1)
When referred to above, the Company’s return on invested capital (“ROIC”) for a fiscal year is calculated based on (i) the net income of that year as presented in the Company’s consolidated statements of operations prepared pursuant to generally accepted accounting principles in the U.S. (“GAAP”), as divided by (ii) the average of the sum of the total stockholders’ equity and the total long-term liabilities at the beginning of and at the end of such year, as presented in the Company’s consolidated balance sheets prepared pursuant to GAAP for that applicable year. As such, the Company’s ROIC, a ratio or statistical measure, is calculated using exclusively financial measures presented in accordance with GAAP.

Results of Operations for the Three Months Ended September 30, 2017, Compared with the Three Months Ended September 30, 2016

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended September 30, 2017, against the results of operations for the three months ended September 30, 2016. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended September 30, 2016 and the three months ended September 30, 2017. To avoid fractional percentages, all percentages presented below were rounded to the nearest whole number.

Unless otherwise stated, the Company’s results below, when referencing “recent acquisitions,” refer to the August 2016 acquisition of Multi Services Dêcoupe S.A. ("MS Decoupe") and the January 2017 acquisitions of Gbo Fastening Systems and CG Visions; when referencing “recently acquired businesses,” refer to MS Decoupe, Gbo Fastening Systems and/or CG Visions, as applicable; and when referencing “acquired net sales,” refer to net sales of such acquired businesses, as applicable. When referencing the “recent North America acquisition,” the Company’s results below refer to the CG Vision acquisition; and when referencing “recent Europe acquisitions,” refer to the MS Decoupe and Gbo Fastening Systems acquisitions.

Third Quarter 2017 Consolidated Financial Highlights

The following table illustrates the differences in the our operating results for the three months ended September 30, 2017, from the three months ended September 30, 2016, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	September 30,	North		Asia/	Admin &	September 30,
(in thousands)	2016	America	Europe	Pacific	All Other	2017
Net sales	$230,974	$15,795	$15,652	$55	$—	$262,476
Cost of sales	117,499	13,691	11,084	357	(40)	142,591
Gross profit	113,475	2,104	4,568	(302)	40	119,885
Research and development and other engineering expense	10,932	(2,331)	116	(38)	—	8,679
Selling expense	24,304	2,007	1,839	6	—	28,156
General and administrative expense	32,543	2,892	1,384	173	(491)	36,501
Loss (gain) on sale of assets	(81)	(80)	(11)	25	—	(147)
Income from operations	45,777	(384)	1,240	(468)	531	46,696
Loss in equity method investment, before tax	—	(13)	—	—	—	(13)
Interest expense, net	(82)	23	(249)	30	(18)	(296)
Gain (adjustment) on bargain purchase of a business	—	—	(2,052)	—	—	(2,052)
Gain on disposal of a business	—		443		—	443
Income before income taxes	45,695	(374)	(618)	(438)	513	44,778
Provision for income taxes	15,898	(657)	433	(123)	1,030	16,581
Net income	$29,797	$283	$(1,051)	$(315)	$(517)	$28,197

Net sales increased 14% to $262.5 million from $231.0 million. Recently acquired businesses accounted for $15.8 million (50%) of the increase in net sales. Net sales to contractor distributors, dealer distributors, home centers and lumber dealers increased primarily due to increased home construction activity and average net sales unit prices. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 86% and 84% of the Company's total net sales in the third quarters of 2017 and 2016, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14% and 16% of the Company's total net sales in the third quarters of 2017 and 2016, respectively.

Gross profit increased to $119.9 million from $113.5 million. Gross profit margins decreased to 46% from 49%. Recently acquired businesses had an average gross profit margin of 31% in the third quarter of 2017. The gross profit margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, decreased to 46% from 50% for wood construction products and increased to 35% from 32% for concrete construction products.

Research and development and engineering expense decreased 21% to $8.7 million from $10.9 million, mostly due to a reclassification of $2.5 million year-to-date expenses associated with recent the North America acquisition from engineering expense to selling expense and general and administrative expense as well decreases of $0.4 million in cash profit sharing expense and $0.3 million in stock-based compensation expense.

Selling expense increased 16% to $28.2 million from $24.3 million primarily due to increases of $3.2 million in personnel costs, $0.8 million in advertising costs and $0.6 million in amortization expense, which was partly offset by decreases of $0.7 million in stock-based compensation expense and $0.5 million in cash profit sharing expense. Recent acquisitions increased selling expense by $2.0 million, including the reclassification of $0.3 million year-to-date expenses associated with the North America acquisition from engineering expense to selling.

General and administrative expense increased 12% to $36.5 million from $32.5 million, primarily due to increases of $4.0 million in personnel costs, $1.6 million in depreciation expense, $1.0 million in professional fees and $0.7 million in software licensing and maintenance and hosting expense, which was partly offset by decreases of $2.4 million in cash profit sharing expense on lower income from operations (or "operating income") and reduced payouts under our executive officer cash profit sharing plan and $1.0 million in stock-based compensation. Recent acquisitions increased general and administrative expenses by $5.2 million, including the reclassification of $2.2 million year-to-date expenses, associated with the North America acquisition from engineering expense to selling expense.

Gain (adjustment) on bargain purchase of a business - On January 3, 2017, we acquired Gbo Fastening Systems for approximately $10.2 million. This transaction was recorded as a business combination and resulted in a preliminary bargain purchase gain estimate of $8.4 million, which represented an estimate of the excess fair value of the net assets acquired and liabilities assumed over the consideration exchanged as of the acquisition date. In the third quarter of 2017, we completed our estimate of the fair value for the assets acquired and liabilities assumed and concluded that the fair value of the assets acquired and liabilities assumed was $16.5 million, which resulted in an adjusted bargain purchase gain of $6.3 million and a decrease of the bargain purchase gain of $2.1 million. This nonrecurring, non-operating income gain adjustment is included in the line item “Gain (adjustment) on bargain purchase of a business” in our results of operations for the three months ended September 30, 2017.

Gain on a disposal of a business - On September 29, 2017, we sold all of the outstanding shares of Gbo Poland for approximately $10.2 million, resulting in a gain of $0.4 million (both amounts are subject to post-closing adjustments).

Our effective income tax rate increased to 37% from 35%, primarily due to a reduction of the nonrecurring gain on a bargain purchase related to the Gbo Fastening Systems acquisition (see "Gain (adjustment) on bargain purchase of a business" above), which was not taxable.

Net income was $28.2 million compared to $29.8 million. Diluted net income per common share was $0.59 compared to $0.62. The decrease in net income was primarily due to the $2.1 million reduction on the nonrecurring bargain purchase gain (see "Gain (adjustment) on bargain purchase of a business" above), which decreased diluted net income by $0.04 per common share.

Net sales

The following table represents net sales by segment for the three-month periods ended September 30, 2016 and 2017, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
September 30, 2016	197,459	31,485	2,030	$230,974
September 30, 2017	213,254	47,137	2,085	262,476
Increase	$15,795	$15,652	$55	$31,502
Percentage increase	8%	50%	3%	14%

The following table represents segment net sales as percentages of total net sales for the three-month periods ended September 30, 2016 and 2017, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2016 net sales	85%	14%	1%	100%
Percentage of total 2017 net sales	81%	18%	1%	100%

Gross profit

The following table represents gross profit by segment for the three-month periods ended September 30, 2016 and 2017, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
September 30, 2016	$99,524	$13,500	$511	$(60)	$113,475
September 30, 2017	101,628	18,068	209	(20)	119,885
Increase (decrease)	$2,104	$4,568	$(302)	$40	$6,410
Percentage increase	2%	34%	*	*	6%

* The statistic is not meaningful or material.

The following table represents gross profit as a percentage of sales by segment for the three months ended September 30, 2016 and 2017, respectively:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2016 gross profit percentage	50%	43%	25%	*	49%
2017 gross profit percentage	48%	38%	10%	*	46%

* The statistic is not meaningful or material.

North America

•
Net sales increased 8% primarily due to increases in average net sales unit prices as well as in sales volumes. Canada's net sales increased for the quarter primarily due to increased sales volumes. Canada's net sales were not significantly affected by foreign currency translation.

•	Gross profit as a percentage of net sales decreased to 48% from 50% primarily due to increased material, factory and overhead and labor expenses.

•
Research and development and engineering expense decreased $2.3 million primarily due to a $2.5 million reclassification of year-to-date expenses associated with the recent North America acquisition from engineering expense to selling and general and administrative expense as well as decreases of $0.5 million in cash profit sharing expense and $0.3 million in stock-based compensation.

•
Selling expense increased $2.0 million, primarily due to increases of $1.7 million in personnel costs, $0.7 million in advertising costs and $0.6 million in amortization expense, which was partly offset by decreases of $0.7 million in stock based compensation expense and $0.5 million in cash profit sharing expense. The recent North America acquisition increased selling expense by $0.3 million, due to the reclassification of year-to-date expenses associated with the recent North America acquisition from engineering expense to selling expense.

•
General and administrative expense increased $2.9 million primarily due to the $2.2 million reclassification of year-to-date expenses associated with the recent North America acquisition from engineering expense to general and administrative expense as well as an increase of $1.6 million in depreciation expense, partly offset by decreases of $1.7 million in cash profit sharing expense and $0.6 million in stock-based compensation.

•	Income from operations decreased $0.4 million mostly due to increased operating expenses, which was partially offset by increased gross profits.

Europe

•
Net sales increased 50% primarily due to acquired net sales of $14.3 million, which accounted for 92% of the increase in net sales in Europe. Net sales were positively affected by approximately $1.3 million in foreign currency translations primarily related to the strengthening of the Euro and Polish zloty against the United States dollar. In local currency, Europe net sales increased primarily due to increased average net sales unit prices.

•	Gross profit margin decreased to 38% from 43% primarily due to the recent Europe acquisitions, which had an average gross profit margin of 24% in the third quarter of 2017.

•
Selling expense increased $1.8 million primarily due to an increase of $1.4 million in personnel costs mostly related to the recent Europe acquisitions, which increased selling expense by $1.7 million.

•	Income from operations increased $1.2 million mostly due to increased gross profit, partially offset by higher operating expenses.

Asia/Pacific

•	For information about the Company's Asia/Pacific segment, please refer to the table above setting forth changes in our operating results for the three months ended September 30, 2017 and 2016.

Administrative and All Other

•	General and administrative expenses decreased primarily due to a decrease of $0.9 million in cash profit sharing expense.

Business Outlook

Based on current information and subject to future events and circumstances, the Company currently estimates that:

•	It will recognize severance charges between $3.0 and $3.5 million in the fourth quarter of 2017.

•	Market prices for steel will be stable for the remainder of 2017.

•	Gross profit margin for the full-year of 2017 will be approximately 45% to 46%.

•	Depreciation expense for the full-year 2017 will be approximately $28 million to $29 million.

•	Amortization expense for the full-year 2017 will be approximately $6 million to $7 million.

•
The effective tax rate for the full-year of 2017 will be between 35% and 36%, affected by the nonrecurring bargain purchase gain recorded in 2017 and the adoption of ASU 2016-09, which requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement.

Results of Operations for the Nine Months Ended September 30, 2017, Compared with the Nine Months Ended September 30, 2016

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the nine months ended September 30, 2017, against the results of operations for the nine months ended September 30, 2016. Unless otherwise stated, the results announced below refer to the nine months ended September 30, 2016 and the nine months ended September 30, 2017. To avoid fractional percentages, all percentages presented below were rounded to the nearest whole number.

Unless otherwise stated, the Company’s results below, when referencing “recent acquisitions,” refer to the August 2016 acquisition of MS Decoupe and the January 2017 acquisitions of Gbo Fastening Systems and CG Visions; when referencing “recently acquired businesses,” refer to MS Decoupe, Gbo Fastening Systems and/or CG Visions, as applicable; and when referencing “acquired net sales,” refer to net sales of such acquired businesses, as applicable. When referencing the “recent North America acquisition,” the Company’s results below refer to the CG Vision acquisition; and when referencing “recent Europe acquisitions,” refer to the MS Decoupe and Gbo Fastening Systems acquisitions.

Year-to-Date (9-month) 2017 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the nine months ended September 30, 2017, from the nine months ended September 30, 2016, and the increases or decreases for each category by segment:

	Nine Months Ended	Increase (Decrease) in Operating Segment				Nine Months Ended
	September 30,	North		Asia/	Admin &	September 30,
(in thousands)	2016	America	Europe	Pacific	All Other	2017
Net sales	660,470	$43,567	$40,749	$559	$—	$745,345
Cost of sales	342,985	27,405	29,562	1,762	65	401,779
Gross profit	317,485	16,162	11,187	(1,203)	(65)	343,566
Research and development and other engineering expense	33,807	876	349	19	—	35,051
Selling expense	74,313	6,750	4,921	166	—	86,150
General and administrative expense	96,786	10,039	2,668	253	(1,697)	108,049
Gain on sale of assets	(763)	673	(14)	(43)	—	(147)
Income from operations	113,342	(2,176)	3,263	(1,598)	1,632	114,463
Loss in equity method investment, before tax	—	(53)	—	—	—	(53)
Interest expense, net	(400)	109	(257)	248	(385)	(685)
Gain (adjustment) on bargain purchase of a business	—	—	6,336	—	—	6,336
Gain on disposal of a business	—	—	443	—	—	443
Income before income taxes	112,942	(2,120)	9,785	(1,350)	1,247	120,504
Provision for income taxes	40,601	86	885	(489)	(111)	40,972
Net income	$72,341	$(2,206)	$8,900	$(861)	$1,358	$79,532

Net sales increased 13% to 745.3 million from $660.5 million. Recent acquisitions accounted for $43.4 million (51%) of the increase in net sales. Net sales to dealer distributors, lumber dealers, contractor distributors and home centers increased, primarily due to increased home construction activity and average net unit price. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 86% and 85% of the Company's total net sales in the first nine months of 2017 and 2016, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14% and 15% of the Company's total net sales in the first nine months of 2017 and 2016, respectively.

Gross profit increased to $343.6 million from $317.5 million. Gross profit margins decreased to 46% from 48%. Recently acquired businesses had an average gross profit margin of 31% in the first nine months of 2017. The gross profit margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, decreased to 47% from 49% for wood construction products and decreased to 34% from 36% for concrete construction products.

Research and development and engineering expense increased 4% to $35.1 million from $33.8 million primarily due to increases of $1.1 million in personnel costs mainly attributable to the addition of staff and pay rate increases instituted on January 1, 2017, and $0.5 million in product development and support, partly offset by a decrease of $0.6 million in cash profit sharing on lower operating income.

Selling and marketing expense increased 16% to $86.2 million from $74.3 million primarily due to recent acquisitions, which increased selling expense by $5.5 million, as well as increases of $3.8 million in personnel costs, $2.7 million in point of purchase, trade show and sale promotion costs and $0.7 million in amortization expense, partly offset by a decrease of $0.9 million in cash profit sharing costs on lower operating income.

General and administrative expense increased 12% to $108.0 million from $96.8 million primarily due to increases of $6.8 million in personnel costs mostly related to recent acquisitions and the addition of staff and pay rate increases instituted on January 1, 2017, $5.3 million in legal and professional fees mostly related to strategic initiatives such as software and systems integration and compensation and governance changes, $3.4 million in software licensing, maintenance and hosting fees, $1.5 million in stock-based compensation and $0.9 million in depreciation expense, which was partly offset by a decrease of $5.1 million in cash profit sharing expense on lower operating income and reduced payouts under our executive officer cash profit sharing plan as well as an increase of $1.9 million from favorable net foreign currency translations. Recently acquired businesses were responsible for $8.3 million of the total increase in general and administrative expenses.

Gain (adjustment) on bargain purchase of a business - On January 3, 2017, we acquired Gbo Fastening Systems for approximately $10.2 million. This transaction was recorded as a business combination in accordance with the business acquisition method. We recorded a bargain purchase gain of $6.3 million, which represents an estimate of the excess fair value of the net assets acquired and liabilities assumed over the consideration exchanged as of the acquisition date. This nonrecurring, non-operating income gain is included in the line item “Gain (adjustment) on bargain purchase of a business” in our results of operations for the nine months ended September 30, 2017.

Gain on a disposal of a business - On September 29, 2017, we sold all of the outstanding shares of Gbo Poland for approximately $10.2 million, resulting in a gain of $0.4 million (both amounts are subject to post-closing adjustments).

Our effective income tax rate decreased to 34% from 36%. The decrease was primarily due to a nonrecurring gain on a bargain purchase related to the Gbo Fastening Systems acquisition, which was not taxable, and the adoption of ASU 2016-09 in 2017 as highlighted above.

Net income was $79.5 million compared to $72.3 million. Diluted net income per common share was $1.66 compared to $1.49. The increase in net income was primarily due to the nonrecurring $6.3 million gain on a bargain purchase, which increased diluted net income by $0.13 per common share.

Net sales

The following table represents net sales by segment for the nine-month periods ended September 30, 2016 and 2017, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Nine Months Ended
September 30, 2016	569,198	86,003	5,269	$660,470
September 30, 2017	612,765	126,752	5,828	745,345
Increase	$43,567	$40,749	$559	$84,875
Percentage increase	8%	47%	11%	13%

The following table represents segment net sales as percentages of total net sales for the nine-month periods ended September 30, 2016 and 2017, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2016 net sales	86%	13%	1%	100%
Percentage of total 2017 net sales	82%	17%	1%	100%

Gross profit

The following table represents gross profit by segment for the nine-month periods ended September 30, 2016 and 2017, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Nine Months Ended
September 30, 2016	280,940	34,746	1,867	(68)	$317,485
September 30, 2017	297,102	45,933	664	(133)	343,566
Increase (decrease)	$16,162	$11,187	$(1,203)	$(65)	$26,081
Percentage increase	6%	32%	*	*	8%

* The statistic is not meaningful or material.

The following table represents gross profit as a percentage of sales by segment for the nine-month periods ended September 30, 2016 and 2017, respectively:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2016 gross profit percentage	49%	40%	35%	*	48%
2017 gross profit percentage	49%	36%	11%	*	46%

* The statistic is not meaningful or material.

North America

•
Net sales increased 8% mostly due to increased average unit price in the United States and increased overall sales volumes. Canada's net sales increased primarily due to increased sales volumes on flat average net sales unit prices. Canada's net sales were not significantly affected by foreign currency translation. The recent North America acquisition increased net sales by $4.5 million.

•	Gross profit margin was unchanged at 49% as the effect of increased average net sales unit prices was offset by increases in factory and overhead expenses.

•
Research and development and engineering expense increased $0.9 million primarily due to increases of $0.8 million in personnel costs mainly related to the addition of staff and pay rate increases instituted on January 1, 2017, and $0.5 million in product development and support, partly offset by a decrease of $0.7 million in cash profit sharing expense.

•
Selling expense increased $6.8 million, primarily due to increases of $3.8 million in personnel costs mostly related to the addition of staff and pay rate increases instituted on January 1, 2017, $2.7 million in point of purchase, trade show and sale promotion costs and $0.7 million in amortization expense, partly offset by a decrease of $0.9 million in cash profit sharing costs on lower operating income.

•
General and administrative expense increased $10.0 million, primarily due to increases of $4.7 million in personnel costs, mostly related to the North America acquisition and the addition of staff and pay rate increases instituted on January 1, 2017, $4.9 million in legal and professional fees, mostly related to strategic initiatives such as software and systems integration and compensation and governance changes, $3.0 million in software licensing, maintenance and hosting fees, $0.9 million in stock-based compensation, $0.8 million in depreciation expense and $0.5 million in intangible amortization expense, partly offset by a decrease of $3.3 million in cash profit sharing expense. The recent North America acquisition increased general and administrative expense by $4.6 million.

•	Income from operations decreased $2.2 million, mostly due to increased operating expenses, which were partially offset by higher gross profit.

Europe

•
Net sales increased 47% primarily due acquired net sales of $39.0 million, which accounted for 96% of the total increase. Net sales were negatively affected by approximately $1.0 million in foreign currency translations primarily related to the weakening of the British pound against the United States dollar beginning in the latter half of 2016.

•
Gross profit margin decreased to 36% from 40% primarily due to our recent Europe acquisitions. The acquired businesses in Europe had an average gross profit margin of 24% in the first nine months of 2017.

•
Selling expense increased $4.9 million primarily due to an increase of $3.9 million in personnel costs mostly related to acquisitions and the addition of staff. The recent Europe acquisitions increased selling expense by $5.1 million.

•
General and administrative expense increased $2.7 million primarily due to increases of $1.6 million in personnel costs, mostly related to the addition of staff and pay rate increases instituted on January 1, 2017, $0.8 million in cash profit sharing expense, $0.8 million in software licensing and data processing fees, $0.4 million in professional fees and $0.3 million in stock based compensation, partly offset by the benefit from $2.0 million in net foreign currency translation in the current period. Recent Europe acquisitions increased general and administrative expense by $3.7 million.

•	Income from operations increased $3.3 million, mostly due to increased gross profits, which were partially offset by higher operating expenses.

Asia/Pacific

•	For information about the Company's Asia/Pacific segment, please refer to the table above setting forth changes in our operating results for the nine months ended September 30, 2017 and 2016.

Administrative and All Other

•
General and administrative expenses decreased, primarily due to a decrease of $2.4 million in cash profit sharing expense, partly offset by increases of $0.7 million in personnel costs and $0.3 million in stock based compensation.

Effect of New Accounting Standards

See "Note 1 Basis of Presentation - Recently Adopted Accounting Standards” and “Recently Issued Accounting Standards Not Yet Adopted” to the accompanying unaudited interim condensed consolidated financial statements.

Liquidity and Sources of Capital

Our primary sources of liquidity are cash and cash equivalents, our cash flow from operations and our $300.0 million credit facility that expires on July 23, 2021. As of September 30, 2017, there were no amounts outstanding under this facility. We also received proceeds through the exercise of stock options by our employees. Our outstanding stock options, all of which are currently in-the-money, will expire by February 2018 if not exercised by then. As a result, we anticipate that we will receive up to $3.9 million from stock option exercises through that time.

Our principal uses of liquidity include the costs and expenses associated with our operations, continuing our capital allocation strategy, which includes growing our business by internal improvements, repurchasing our common stock, paying cash dividends, and meeting other liquidity requirements for the next twelve months.

As of September 30, 2017, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Cash and cash equivalents of $86.3 million are held in the local currencies of our foreign operations and could be subject to additional taxation if it were repatriated to the United States. We have no current plans to repatriate cash and cash equivalents held outside the United States, as it is expected to be used to fund future international growth and acquisitions.

The following table presents selected financial information as of September 30, 2017 and 2016, and December 31, 2016, respectively:

	At September 30,	At December 31,	At September 30,
(in thousands)	2017	2016	2016

Cash and cash equivalents	$204,171	$226,537	$218,720
Property, plant and equipment, net	265,178	232,810	229,670
Goodwill, intangible assets and equity investment	169,945	149,843	151,474
Working capital	478,961	476,451	475,582

The following table provides cash flow indicators for the nine-month periods ended September 30, 2017 and 2016, respectively:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$84,591	$66,883
Investing activities	(62,797)	(34,017)
Financing activities	(49,342)	(75,945)

Cash flows from operating activities result primarily from our earnings, and are also affected by changes in operating assets and liabilities which consist primarily of working capital balances. As a building materials manufacturer, our operating cash flows are subject to seasonality and are cyclically associated with the volume and timing of construction project starts. For example, trade accounts receivable, net, is generally at its lowest at the end of the fourth quarter and increases during the first, second and third quarters.

During the nine months ended September 30, 2017, operating activities provided $84.6 million in cash and cash equivalents, as a result of $79.5 million from net income and $34.5 million from non-cash adjustments to net income which includes depreciation and amortization expense, stock-based compensation expense, a nonrecurring gain on a bargain purchase of a business and changes in deferred income taxes, partly offset by a decrease of $29.4 million in the net change in operating assets and liabilities, including an increase of $40.6 million in trade accounts receivable, net. Cash used in investing activities of $62.8 million during the nine months ended September 30, 2017, consisted primarily of $45.1 million for property, plant and equipment expenditures related to real estate improvements, machinery and equipment purchases and software in development, and $27.9 million, net of acquired cash of $4.0 million, for the acquisitions of Gbo Fastening Systems and CG Visions, which was partly offset by $9.6 million, net of delivered cash of $0.6 million, for the sale of all of the equity in Gbo Poland. Cash used in financing activities of $49.3 million during the nine months ended September 30, 2017, consisted primarily of $20.0 million recorded for share repurchases and $27.0 million used to pay cash dividends.

During the nine months ended September 30, 2016, operating activities provided $66.9 million in cash and cash equivalents, as a result of $72.3 million from net income and $31.8 million from non-cash adjustments to net income which included depreciation and amortization expense, stock-based compensation expense, software development write-offs and changes in deferred income taxes, partly offset by a decrease of $41.2 million in the net change in operating assets and liabilities, due to increases of $35.5 million in trade accounts receivable, net, and $23.0 million in inventory. Cash used in investing activities of $34.0 million during the nine months ended September 30, 2016, consisted primarily of $29.9 million for property, plant and equipment expenditures, related to real estate improvements, machinery and equipment purchases and software development, and $5.4 million, net of acquired cash of $1.5 million, for the acquisition of MS Decoupe, partly offset by $1.3 million in proceeds from sale of property, plant and equipment. Cash used in financing activities of $75.9 million during the nine months ended September 30, 2016, consisted primarily of $24.2 million used to pay cash dividends, $53.5 million for share repurchases, including a $50.0 million accelerated share repurchase program, partly offset by $6.7 million received from the issuance of common stock on the exercise of stock options.

Capital Allocation Strategy

We have a strong cash position and remain committed to seeking growth opportunities in the building products range where we can leverage our expertise in engineering, testing, manufacturing and distribution to invest in and grow our business. Those opportunities include internal improvements or acquisitions that fit within our strategic growth plan. Additionally, we have financial flexibility and are committed to providing returns to our stockholders. Below are highlights of our execution on our capital allocation strategy since the beginning of 2016.

•
In August 2016, we acquired all the stock of MS Decoupe (a former customer of one of our subsidiaries) for a net cost of approximately $5.4 million. Our preliminary measurement of MS Decoupe assets acquired included goodwill and intangible assets of $3.1 million. In January 2017, we acquired Gbo Fastening Systems for approximately $10.2 million and CG Visions for approximately $20.8 million subject to specified holdback provisions and post-closing adjustments. Our preliminary measurement of Gbo Fastening Systems' assets acquired resulted in a $6.3 million gain on a bargain purchase of a business. Our preliminary measurement of CG Visions assets acquired included goodwill and intangible assets of $20.4 million. See "Note 1 Basis of Presentation —Acquisitions" to the accompanying unaudited interim condensed consolidated financial statements.

•
In December 2016, we acquired a 25.0% equity interest in Ruby Sketch Pty Ltd. (“Ruby Sketch”) for $2.5 million, for which we account for our ownership interest using the equity accounting method. See "Note 6 — Investments" to the accompanying unaudited interim condensed consolidated financial statements.

•
Our capital spending in 2016 was $42.0 million and was primarily used for the purchase and build-out of our West Chicago, Illinois, chemical facility, manufacturing equipment and software development. Our capital spending in the first nine months ended September 30, 2017 was $45.1 million primarily related to our Texas facility expansion (to increase warehouse, office and training center capacity), West Chicago chemical facility improvements, ERP project and Poland facility expansion (to increase production and warehouse capacity). Based on current information and subject to future events and circumstances, we estimate that our full-year 2017 capital spending will be approximately $55 million to $60 million, which includes expenditures finishing the work on our Texas facility, as well as for the purchase of manufacturing equipment and development and licensing of software, assuming all such projects will be completed by the end of 2017. Based on current information and subject to future events and circumstances, we estimate that our full-year 2017 depreciation and amortization expense to be approximately $34 million to $36 million, of which approximately $28 million to $29 million is related to depreciation.

•
On September 28, 2017, the Board declared a cash dividend of $0.21 per share, estimated to be $9.9 million in total. Such dividend is scheduled to be paid on January 25, 2018, to stockholders of record on January 4, 2018.

•
In February 2016, the Board authorized the Company to repurchase up to $50.0 million of the Company’s common stock in 2016. In August 2016, the Board increased and extended the $50.0 million repurchase authorization from February 2016 by authorizing the Company to repurchase up to $125.0 million of the Company's common stock through December 2017. In August 2017, the Board increased its previous $125.0 million share repurchase authorization by $150.0 million to $275.0 million and extended the authorization from December 2017 to December 2018.

•
In August 2016, the Company entered into a Supplemental Confirmation with Wells Fargo Bank, National Association (“Wells Fargo”) for a $50.0 million accelerated share repurchase program (the “2016 August ASR Program”), which has been completed. In June 2017, the Company entered into another Supplemental Confirmation for a $20.0 million accelerated share repurchase program with Wells Fargo (the “2017 June ASR Program”). During the third quarter of 2017, the Company received 35,887 shares of the Company's common stock pursuant to the 2017 June ASR Program, which constituted the final delivery thereunder. In total, the Company received 460,887 shares of the Company's common stock under the 2017 June ASR Program at an average price of $43.39 per share.

The following table presents cash used to pay our dividends and to repurchase shares of our common stock for the nine-month period ended September 30, 2017 and the twelve-month periods ended December 31, 2016 and 2015, respectively, in aggregated amounts:

(in thousands)	Dividends Paid	Open Market Share Repurchases	Accelerated Share Repurchases	Total
January 1 - September 30, 2017	$27,044	$—	$20,000	$47,044
January 1 - December 31, 2016	32,711	3,502	50,000	86,213
January 1 - December 31, 2015	29,352	22,144	25,000	76,496
Total	$89,107	$25,646	$95,000	$209,753

As of September 30, 2017, approximately $201.5 million remained available under the $275.0 million repurchase authorization from August 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017.

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

Foreign currency translation adjustment on the Company's underlying assets and liabilities resulted in accumulated other comprehensive profit of $5.5 million for the three months ended September 30, 2017, due to the effect of the weakening of the United States dollar in relation to most other currencies, partly offset by the United States dollar strengthening against the Switzerland franc, New Zealand dollar and South African rand. Foreign currency translation adjustment on the Company's underlying assets and liabilities resulted in accumulated other comprehensive profit of $19.5 million for the nine months ended September 30, 2017, due to the effect of the weakening of the United States dollar in relation to all other currencies.

Interest Rate Risk

The Company has no variable interest-rate debt outstanding. The Company estimates that a hypothetical 100 basis point change in U.S. interest rates would not be material to the Company’s operations taken as a whole.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2017, the Company made no changes to its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents the monthly repurchases of shares of our common stock in the third quarter of 2017.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
July 1 - July 31, 2017	—	N/A		$54.0 million[1]
August 1 - August 31, 2017	35,887	43.39	35,887	$201.5 million[2]
September 1 - September 30, 2017	—	N/A	—	$201.5 million[2]
Total	35,887

[1] Pursuant to the Board’s $125.0 million repurchase authorization that was publicly announced on August 24, 2016, and was scheduled to expire on December 31, 2017, which was later increased by $150.0 million and extended on August 1, 2017.

[2] Pursuant to the Board’s increased and extended $275.0 million repurchase authorization that was publicly announced on August 1, 2017, which authorization is scheduled to expire on December 31, 2018.

In June 2017, the Company entered into a Supplemental Confirmation with Wells Fargo, for a $20.0 million 2017 June ASR Program. The Company received 460,887 shares of the Company's common stock under the 2017 June ASR Program, including 35,887 shares received in August 2017, which constituted the final delivery thereunder, at an average price of $43.39 per share.

Item 6. Exhibits.

EXHIBIT INDEX

3.1	Certificate of Incorporation of Simpson Manufacturing Co., Inc. is incorporated by reference to Exhibit 3.1 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

3.2	Certificate of Incorporation of Simpson Manufacturing Co., Inc., as amended, is incorporated by reference to Exhibit 3.1 of its Current Report on Form 8-K dated March 28, 2017.

3.3	Amended and Restated Bylaws of Simpson Manufacturing Co., Inc., as amended, are incorporated by reference to Exhibit 3.2 of its Current Report on Form 8-K dated March 28, 2017.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL) are filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 8, 2017	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)