Form 10-K
period 2017-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2018-03-01
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchanged Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of June 30, 2017, there were outstanding 47,273,393 shares of the registrant’s common stock, par value $0.01, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2017) was approximately $1,755,382,642.

As of February 26, 2018, 46,684,831 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for its 2018 annual meeting of the stockholders (the "2018 Annual Meeting") are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the registrant's fiscal year ended December 31, 2017.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements relating to events or results that may occur in the future are forward-looking statements, including but not limited to, statements regarding our plans, sales, sales trends, sales growth rates, revenues, profits, costs, working capital, balance sheet, inventories, products (including software and concrete offerings), relationships with contractors and partners (including our collaboration with The Home Depot, Inc.), market strategies, market shares, expenses (including operating expenses and research, development and engineering investments), unrecognized costs (including those with respect to unvested stock-based compensation), cost savings or reduction measures, repatriation of funds, factory utilization rates, results of operations, tax liabilities, losses, capital spending, housing starts, price changes (including product prices and raw material, such as steel, prices), profitability, profit margins, effective tax rates, depreciation or amortization expenses, amortization periods, returns on invested capital, stock repurchases, dividends, compensation arrangements, prospective adoption of new accounting standards, effects of changes in accounting standards and tax laws, effects and expenses of (including eventual gains or losses related to) mergers and acquisitions and related integrations, effects and expenses of equity investments, effects and expenses of relocating manufacturing facilities, effects of changes in foreign exchange rates or interest rates, effects and costs of facility consolidations and expansions (including related savings), success, effects and costs of software program implementations (including related capital expenditures and savings), labor relations, needs for additional facilities, materials and personnel, effects and costs of credit facilities and capital lease obligations, headcount, engagement of consultants, the Company’s 2020 Plan (discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” below), the Company’s efforts and costs to implement the 2020 Plan, the effects of the 2020 Plan and the projected impact of any of the foregoing on our business, financial condition and results of operations. Forward-looking statements generally can be identified by words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions. Forward-looking statements are necessarily speculative in nature, are based on numerous assumptions, and involve known and unknown risks, uncertainties and other factors (some of which are beyond our control) that could significantly affect our operations and may cause our actual actions, results, financial condition, performance or achievements to be substantially different from any future actions, results, financial condition, performance or achievements expressed or implied by any such forward-looking statements. Those factors include, but are not limited to: (i) the impact, execution and effectiveness of the Company’s current strategic plan, the 2020 Plan, and the efforts and costs to implement the plan; (ii) general economic cycles and construction business conditions; (iii) customer acceptance of our products; (iv) product liability claims, contractual liability, engineering and design liability and similar liabilities or claims, (v) relationships with partners, suppliers and customers and their financial conditions; (vi) materials and manufacturing costs; (vii) changes in capital and credit market conditions; (viii) technological developments, including system updates and conversions; (ix) increased competition; (x) changes in laws or industry practices; (xi) litigation risks and actions by activist shareholders, (xii) changes in market conditions; (xiii) governmental and business conditions in countries where our products are manufactured and sold; (xiv) natural disasters and other factors that are beyond the Company’s reasonable control; (xv) changes in trade regulations or U.S. and international taxes, tariffs and duties including those imposed on the Company’s income, imports, exports and repatriation of funds; (xvi) effects of merger or acquisition activities or the lack thereof; (xvii) actual or potential takeover or other change-of-control threats; (xviii) changes in our plans, strategies, objectives, assumptions, expectations or intentions; and (xix) other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission, including this Annual Report on Form 10-K. See below “Part I, Item 1A - Risk Factors.” Each forward-looking statement contained in this Annual Report on Form 10-K is specifically qualified in its entirety by the aforementioned factors. In light of the foregoing, investors are advised to carefully read this Annual Report on Form 10-K in connection with the important disclaimers set forth above and are urged not to rely on any forward-looking statements in reaching any conclusions or making any investment decisions about us or our securities. All forward-looking statements hereunder are made as of the date of this Annual Report on Form 10-K and are subject to change. Except as required by law, we do not intend and undertake no obligation to update, revise or publicly release any updates or revisions to any forward-looking statements hereunder, whether as a result of the receipt of new information, the occurrence of future events, the change of circumstances or otherwise. We further do not accept any responsibility for any projections or reports published by analysts, investors or other third parties.

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

PART I

Item 1. Business.

Company Background

The Company is focused on making buildings safe and secure. The Company, through its wholly owned subsidiary, Simpson Strong-Tie Company Inc. ("SST"), designs, engineers and is a leading manufacturer of wood construction products, including connectors, truss plates, fastening systems, fasteners and pre-fabricated lateral systems used in light-frame construction, and concrete construction products used for concrete, masonry, steel construction and for concrete repair, protection and strengthening, including adhesives, chemicals, mechanical anchors, carbide drill bits, powder actuated tools and fiber reinforced materials. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself (“DIY”) markets. The Company also provides engineering services in support of some of its products and increasingly offers design and other software that facilitates the specification, selection and use of its products. The Company has continuously manufactured structural connectors since 1956 and believes that the Simpson Strong-Tie brand benefits from strong brand name recognition among architects and engineers who frequently request the use of the Company’s products.

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

New Products. The Company commits substantial resources to new product development. The majority of SST’s products have been developed through its internal research and development program. SST’s research and development expense for the three years ended December 31, 2017, 2016 and 2015, was $10.6 million, $10.8 million, and $12.0 million, respectively. The Company believes it is the only United States manufacturer with the capability to test multi-story wall systems, thus enabling full scale testing rather than analysis alone to prove system performance. The Company’s engineering, sales, product management, and marketing teams work together with architects, engineers, building inspectors, code officials and customers in the new product development process.

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

The Company expanded its product offering in 2017 by adding:

•	new connectors for wood framing applications;

•	new connectors for cold formed steel applications;

•	new screws, tools and products for deck, fascia and drywall applications;

•	new mechanical anchors and a new epoxy adhesive;

•	new fiber reinforced cementitious mortar product; and

•	new decorative hardware and connectors for outdoor living spaces.

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

•
Home Centers. The Company intends to increase penetration of the DIY markets by continuing to solicit home centers and increase product offerings. The Company’s sales force maintains on-going contact with home centers to work with them in a broad range of areas, including inventory levels, retail display maintenance and product knowledge training. The Company’s strategy is to ensure that the home center retail stores are fully stocked with adequate supplies of the Company’s products carried by those stores. The Company has further developed extensive bar coding and merchandising aids and has devoted a portion of its research efforts to the development of DIY products. The Company’s sales to home centers increased year-over-year in 2017, 2016 and 2015.

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

Operating Segments and Geographic Areas

The Company is organized into three operating segments consisting of the North America, Europe and Asia/Pacific segments. The North America segment includes operations primarily in the United States and Canada. The Europe segment includes operations primarily in France, the United Kingdom, Germany, Denmark, Switzerland, Portugal, Poland, The Netherlands, Belgium, Sweden and Norway. The Asia/Pacific segment includes operations primarily in Australia, New Zealand, South Africa, China, Taiwan, and Vietnam. These segments are similar in several ways, including similarities in the products manufactured and distributed, the types of materials used, the production processes, the distribution channels and the product applications. See “Note 14 — Segment Information” to the Company’s Consolidated Financial Statements for information regarding the assets, revenue and performance of each of the Company’s operating segments and geographic areas. Also see “Item 1A — Risk Factors.”

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

Wood Construction Products. As described below, the Company’s wood construction products include (1) connectors, (2) truss plates, (3) fastening systems and (4) lateral systems, and are typically made of steel. The Company produces and markets over 16,000 standard and custom wood construction products. These products are used primarily to strengthen, support and connect wood applications in residential and commercial construction and DIY projects. The Company’s wood construction products contribute to structural integrity and resistance to seismic, wind and other forces.

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

Concrete Construction Products. As described below, the Company’s concrete construction products include (1) anchor products, and (2) repair, protection and strengthening products. The Company produces and markets over 1,300 standard and custom concrete construction products. The Company’s concrete construction products are composed of various materials including steel, chemicals and carbon fiber. They are used primarily to anchor, protect and strengthen concrete, brick and masonry applications in industrial, infrastructure, residential commercial and DYI projects. The Company’s concrete construction products contribute to structural integrity and resistance to seismic, wind and other forces. These products are sold in all segments of the Company worldwide.

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

Sales and Marketing

The Company’s sales and marketing programs are implemented through its branch system. The Company currently maintains branches in California, Texas, Ohio, Canada, England, France, Germany, Denmark, Switzerland, Poland, Portugal, Austria, The Netherlands, Ireland, Belgium, Sweden, Norway, Spain, Australia, New Zealand, South Africa and Chile. Each branch is served by its own sales force, warehouse and office facilities, while some branches have their own manufacturing facilities. Each branch is responsible for setting and executing sales and marketing strategies that are consistent both with the markets in the geographic area that the branch serves and with the goals of the Company. Branch sales forces in North America are supported by marketing managers in the home office in Pleasanton, California. The home office also coordinates issues affecting customers that operate in multiple regions. The sales force maintains close working relationships with customers, develops new business, calls on architects, engineers and building officials and participates in a range of educational seminars.

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

Manufacturing Process

The Company designs and manufactures most of its products. The Company has developed and uses automated manufacturing processes for many of its products. The Company’s innovative manufacturing systems and techniques have allowed it to control manufacturing costs, even while developing both new products and products that meet customized requirements and specifications. The Company’s development of specialized manufacturing processes has also permitted increased operating flexibility and enhanced product design innovation. As part of ongoing continuous improvement processes in its factories, the Company’s major North American and European manufacturing facilities initiated lean manufacturing practices to improve efficiency and customer service. The Company sources some products from third-party vendors, both domestically and internationally. The Company has 27 manufacturing locations in the United States, Canada, France, Denmark, Germany, Switzerland, Poland, Portugal, Belgium, Sweden, China and England.

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

Concrete Construction Products Manufacturing. The Company manufactures its concrete construction products at its facilities in Zhangjiagang, China; West Chicago, Illinois; Cardet, France; Seewen, Switzerland; Malbork, Poland; Elvas, Portugal and Madrid, Spain. The mechanical anchor products are produced with a high level of automation. Some products, such as epoxy and adhesive anchors, are mixed in batches and are then loaded into one-part or two-part dispensers, which mix the product on the job site because set-up times are usually very short. In addition, the Company purchases a number of products, powder actuated pins, tools and accessories and certain of its mechanical anchoring products, from various sources around the world. These purchased products undergo inspections on a sample basis for conformance with ordered specifications and tolerances before being distributed.

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

Raw Materials

The principal raw material used by the Company is steel, including stainless steel. The Company also uses materials such as carbon fiber, fiberglass, mortars, grouts, epoxies and acrylics in the manufacture of its chemical anchoring and reinforcing products. The Company purchases raw materials from a variety of commercial sources. The Company’s practice is to seek cost savings and enhanced quality by purchasing from a limited number of suppliers.

The steel industry is highly cyclical and prices for the Company’s raw materials are influenced by numerous factors beyond the Company’s control. The steel market continues to be dynamic, with a high degree of uncertainty about future pricing trends. Given current conditions, anti-dumping and countervailing duty trade cases filed by United States steel producers in 2015 and 2016, and the current political climate regarding international trade, the Company currently expects that the high degree of uncertainty regarding steel prices will continue. Numerous factors may cause steel prices to increase in the future. In addition to increases in steel prices, steel mills may add surcharges for zinc, energy and freight in response to increases in their costs. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company historically has not attempted to hedge against changes in prices of steel or other raw materials.

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

Acquisitions and Expansion into New Markets

In January 2017, the Company acquired CG Visions, Inc. ("CG Visions"), an Indiana corporation, for $20.8 million. CG Visions provides scalable technologies and services in building information modeling ("BIM") technologies, estimation tools and software solutions to a number of the top 100 mid-sized to large builders in the United States, which are expected to complement and support the Company's sales in North America. During the third quarter of 2017, the Company finalized its fair value measurement of assets acquired and liabilities assumed in this acquisition. CG Visions assets and liabilities included other current assets of $0.5 million, noncurrent assets of $20.4 million, current liabilities and contingent consideration of $1.1 million. Included in noncurrent assets was goodwill of $10.1 million, which was assigned to the North America segment, and intangible assets of $10.3 million, both of which are not subject to tax-deductible amortization. The estimated weighted-average amortization period for the intangible assets is 7 years.

In January 2017, the Company acquired Gbo Fastening Systems AB ("Gbo Fastening Systems"), a Sweden limited company, for $10.2 million. Gbo Fastening Systems manufactures and sells a complete line of CE-marked structural fasteners as well as fastener dimensioning software for wood construction applications, currently sold mostly in northern and eastern Europe, which are expected to complement the Company's line of wood construction products in Europe. The Gbo Fastening Systems acquisition resulted in a $6.3 million gain on bargain purchase of a business, which was included in the Company's condensed consolidated statements of operation.

In August 2016, the Company purchased all of the outstanding shares of Multi Services Dêcoupe S.A. ("MS Decoupe"), a Belgium public limited company, for $6.9 million. MS Decoupe primarily manufactures and distributes wood construction, plastic, and metal labeling products in Belgium and the Netherlands, including distributing the Company's products manufactured at the Company's production facility in France. With this acquisition, the Company will offer the Belgium market a wider-range of its products, shorten delivery lead times, and expand the Company's sales presence into the Netherlands market. During the third quarter of 2017, the Company finalized its fair value measurement of assets acquired and liabilities assumed in this acquisition. MS Decoupe assets and liabilities included cash and cash equivalents of $1.4 million, other current assets of $1.6 million, noncurrent assets of $5.0 million, current liabilities of $0.6 million and noncurrent deferred income tax liabilities of $1.0 million. Included in noncurrent assets was goodwill of $1.4 million, which was assigned to the Europe segment, and intangible assets of $1.7 million, both of which are not subject to tax-deductible amortization. The estimated weighted-average amortization period for the intangible assets is 10 years.

In December 2015, the Company purchased all of the business assets including intellectual property from Blue Heron Enterprises, LLC, and Fox Chase Enterprises, LLC (collectively, "EBTY"), both New Jersey limited liability companies, for $3.4 million in cash. EBTY manufactured and sold hidden deck clips using a patented design. EBTY's patented design complements the Company's line of hidden clips and fastener systems. The Company's measurement of assets acquired included goodwill of $2.0 million, which was assigned to the North America segment, and intangible assets of $1.1 million, both of which are subject to tax-deductible amortization. Net assets consisting of inventory and equipment accounted for the balance of the purchase price. The weighted-average amortization period for the intangible assets is 7 years.

The Company’s growth potential depends, to some extent, on its ability to penetrate new markets, both domestically and internationally. See “Item 1 — Business Strategy” above. The Company may pursue acquisitions of product lines or businesses including if the right opportunity were to arise in its core fastener space. See “Note 13 — Acquisitions and Dispositions” and “Note 15 — Subsequent Events” to the Company’s Consolidated Financial Statements, as well as “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Employees and Labor Relations

As of December 31, 2017, the Company had 2,902 full-time employees, of whom 1,575 were hourly employees and 1,327 were salaried employees. The Company believes that its overall compensation and benefits for the most part meet or exceed industry averages and that its relations with its employees are good.

As of December 31, 2017, approximately 13% of the Company’s employees are represented by labor unions and are covered by collective bargaining agreements. We have two locations with collective bargaining agreements covering tool and die craftsmen, maintenance workers, and sheet-metal workers. The two union contracts in Stockton, California will expire in July and September 2019, respectively. Moreover, the two contracts in San Bernardino County will expire in June 2018 and February 2021, respectively. We have not begun negotiations to extend the sheetmetal workers union labor contract that will expire in June 2018. Based on current information and subject to future events and circumstances, we believe that, even if new agreements are not reached before the existing labor union contracts expire, it is not expected to have a material adverse effect on the Company's ability to provide products to customers or on the Company's profitability. See “Item 1A — Risk Factors.”

Available Information

The Company makes available, free of charge, on its website www.simpsonmfg.com, copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) after the Company files them with the U.S. Securities and Exchange Commission (“SEC”). Printed copies of any of these materials will also be provided free of charge on request.

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

To facilitate a review of our risk factors, we have organized our risk factors into general groups of risks, including “General Business Risks,” “Products, Services and Sales Risks,” “Technological and Intellectual Property Risks,” “Regulatory Risks,” “Capital Expenditures, Expansions, Acquisitions and Divestitures Risk,” “International Operations Risks,” “Capital Structure Risks,” “Employee Risks” and “Other Risks.” The grouping of risks is to facilitate your review only, and no ranking of importance of risks or other inference should be made on account of such groups.

General Business Risks

Our 2020 Plan may not be effective in achieving our stated strategic and operating objectives, and our efforts may increase costs or otherwise adversely affect our business, results of operations and financial condition.

We are implementing a new strategic plan, the 2020 Plan, centered on focusing on our organic growth, rationalizing our cost structure to improve profitability, improving our working capital management primarily through the reduction of inventory levels and other working capital items such as accounts payable and accounts receivable. While the new strategy calls for increased emphasis on certain operational targets, such as growing our net sales, reducing our operating expenses as a percentage of net sales and decreasing our inventory levels, it moderates focus on other aspects of our operations that used to be part of our prior strategy, such as certain categories of acquisitions (especially in the concrete space).

There can be no guarantee that the new strategy will yield the results that we currently anticipate or results that will exceed those that might be obtained under our prior strategy, if we fail to successfully execute on one or more prongs of the new strategy, even if we successfully implement one or more other prongs.

We may not fully execute on one or more elements of the new strategy due to any number of reasons, including, for instance, because of the division of our management and financial resources among multiple objectives, or other factors beyond our control or not foreseeable.

The successful execution of our new strategy depends on, among other things, our ability to:

•	Maintain our top-line growth and achieve a net sales compound annual growth rate of approximately 8% from fiscal 2016 through fiscal 2020 by gaining market share in certain products lines;

•
Carry out effective cost reduction measures in Europe and our concrete product line, justify certain expense categories for each new period, and by fiscal 2020, reduce our operating expenses as a percent of net sales to be below or at 27%;

•
Eliminate at least 25% to 30% of our product SKUs, implement Lean principles in our factories, and achieve an additional 30% reduction of our raw materials and finished goods inventory by fiscal 2020; and

•	Realize return from our investment in software initiatives.

If we cannot address these challenges successfully without interrupting our day-to-day operations, productions and procedures, or overcome execution risks and other critical obstacles that may emerge as we gain experience with our new strategy, we may not be successful in achieving such strategic and operating objectives, we may not be able to expand our business or increase our revenues or profitability at the rates we currently contemplate, if at all, and our efforts to execute the 2020 Plan may increase costs or otherwise adversely affect our business.

As a result, we may refine our strategic and operating objectives, update our current strategic plan, and pursue strategies outside the 2020 Plan that we believe represent great opportunities due to changes in our business, operations and financial condition such as, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions, other risk factors discussed in this Annual Report on Form 10-K, or other unforeseen circumstances.

Business cycles affect our operating results.

Our operating results and our stock price are heavily tied to the health of the building construction industry, with an estimated 60% of our total product sales being dependent on housing starts. The construction industry is subject to significant volatility due to real estate market cycles, fluctuations in interest rates, the availability, or lack thereof, of credit to builders and developers, inflation rates, weather, and other factors and trends.

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

Our sales are seasonal, with operating results varying from quarter to quarter. With some exceptions, our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters, as customers tend to purchase construction materials in the late spring and summer months for the construction season. In addition, weather conditions, such as unseasonably warm, cold or wet weather, which affect, and sometimes delay or accelerate installation of some of our products, may significantly affect our results of operations. Sales that we anticipate in one quarter may occur in another quarter, affecting both quarters’ results and potentially our stock price.

In addition, we typically ship orders as we receive them and maintain inventory levels to allow us to operate with little backlog. The efficiency of our inventory system, and our ability to avoid backlogs and potential loss of customers, is closely tied to our ability to accurately predict seasonal and quarterly variances. Further, our planned expenditures are also based primarily on sales forecasts. When sales do not meet our expectations, our operating results will be reduced for the relevant quarters, as we will have already incurred expenses based on those expectations. This could result in a material decline in our stock price.

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

Our failure to continue to successfully avoid, manage, defend, litigate and accrue for claims and litigation could negatively impact our results of operations or cash flows.

We are exposed to and become involved in various litigation matters arising out of the ordinary routine conduct of our business, including, from time to time, actual or threatened litigation relating to such items as our products and services, product liability, employment-related claims, our distributors, intellectual property claims and regulatory actions.

The defense of litigation, including fees of legal counsel, expert witnesses and related costs, is expensive and difficult to forecast accurately. In general, such costs are unrecoverable even if we ultimately prevail in litigation and could represent a significant use of our capital resources. To defend lawsuits, it is also necessary for us to divert officers and other employees from their normal business functions to gather evidence, give testimony and otherwise support litigation efforts. We expect to experience higher than normal litigation costs arising from the lawsuits disclosed in this Annual Report on Form 10-K.

If we lose any material litigation, we could face material judgments or awards against us. An unfavorable resolution of one or more of the proceedings in which we are involved now or in the future could have a material adverse effect on our business, assets, cash flow and financial condition.

There can be no assurance that we will be able to continue to successfully avoid, manage and defend such matters. In addition, given the inherent uncertainties in evaluating certain exposures, actual costs to be incurred in future periods may vary from our estimates for such contingent liabilities.

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

Our software provides some design functions to customers, and we are involved both in product sales and engineering services. Any software errors or deficiencies or failures in our engineering services could have material adverse effects on our operations and financial condition.

Our design software facilitates the creation by customers of complex construction and building designs and we are involved both in product sales and engineering services. Our software is extremely complex and is continually being modified and improved. As a result, it may contain defects or errors and new versions may introduce new defects and errors. While we have attempted to limit our potential liability for the failure of any designs created by our software, as a result of defects in our software, the structures could be unsafe or could suffer severe damage, such as collapse or fire, and personal injury or death could result. Errors in construction unconnected with our design could also cause personal injury or death and unsafe structural conditions, even if our software design is sufficient. To the extent that a structure designed by our software suffers any failure or deficiency, we could be required to correct deficiencies and may become involved in litigation, even if our software design was not the cause of such deficiency. Further, if any damage or injury is not covered by our insurance and we are held to be liable, we could be required to correct such damage and to compensate persons who might have suffered injury, and our reputation, business and financial condition could be materially and adversely affected.

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

We are also involved in providing engineering solutions to our clients. The risks associated with providing these services are materially different than the risks we historically faced when we only produced products. If our engineers prepare, approve or seal drawings that contain defects or otherwise are involved in any design or construction that contains flaws, regardless of whether our engineers caused such flaws, we may be held liable for professional negligence or other damages, which could involve material claims.

We have a few large customers, the loss of any one of which could negatively affect our sales and profits.

Our largest customers accounted for a significant portion of net sales for the years ended December 31, 2017, 2016, and 2015. Any reduction in, or termination of, our sales to these customers would at least temporarily, and possibly on a longer term basis, cause a material reduction in our net sales, income from operations and net income. Such a reduction in or elimination of our sales to any of our largest customers would increase our relative dependence on our remaining large customers.

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

We have historically not hedged against changes in prices of steel or other raw materials. In past years, however, we have increased our anticipatory purchases of steel in an effort to mitigate the effects of rising steel prices. This strategy, coupled with changing economic conditions, has resulted in substantial fluctuations in our inventory in recent years, which can materially and adversely affect our margins, cash flow and profits.

We depend on third parties for transportation services and the lack of availability of transportation and/or increases in cost could materially and adversely affect our business and operations.

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

Our industry has experienced increased complexity in some home design and builders are more aggressively trying to reduce their costs. One of our responses has been to design and market sophisticated software to facilitate the design and marketing of our product systems. We have continued to commit substantial resources to our software development endeavors in recent years and expect that trend to continue in 2018.

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

Some of our agreements for software and software-as-services products have limited terms, and we may be unable to renew such agreements and may lose access to such products.

We have various agreements with a number of third parties that provide software and software-as-service products to us. These agreements often require reoccurring payments for online access to the products and have limited terms. In the future, we will be required to renegotiate the terms of these agreements, and may be unable to renew such agreements on favorable terms. If any such agreement cannot be renewed or can only be renewed on terms that are materially worse for us, we may be unable to access the applicable software, and our business and operating results may be adversely affected.

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

When we provide engineering services we are subject to various local, state and federal rules and regulations which can increase our potential liability.

As part of our product offerings, we may provide engineering and design-related services to our clients. Some of these services require us to stamp drawings or otherwise be involved in the engineering process. While we generally attempt to limit our liability through our internal processes and through our legal agreements with third parties to which we provide such services, under various local, state and federal rules and regulations these limitations may not be effective and we may be held liable for engineering failures. Any such liability could materially and adversely affect our profitability.

Capital Expenditures, Expansions, Acquisitions and Divestitures Risks
Our acquisition activities, if any, present unique risks for our business, and any acquisition could materially and adversely affect our business and operating results.

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

Additional financing, if needed, to fund our working capital, growth or other business requirements may not be available on reasonable terms, or at all.

If the cash needed for working capital or to fund our growth or other business requirements increases to a level that exceeds the amount of cash that we generate from operations and have available through our current credit arrangements, we will need to seek additional financing. Additional or new borrowings may not be available on reasonable terms, or at all. Our ability to raise money by issuing and selling shares of our common or preferred stock depends on general market conditions and the demand for our stock. If we sell stock, our existing stockholders could experience substantial dilution. Our inability to secure additional financing could prevent the expansion of our business, internally and through acquisitions.

If we change significantly the location, nature or extent of some of our manufacturing operations, we may reduce our net income.

If we decide to change significantly the location, nature or extent of a portion of our manufacturing operations, we may need to record an impairment of our goodwill. Our goodwill totaled $137.1 million at December 31, 2017. Recording an impairment of our goodwill correspondingly reduces our net income. Other changes or events in the future could further impair our recorded goodwill, which could also materially and adversely affect our profitability.

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations are issued or applied. The U.S. recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. If the U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

Recent changes in applicable law regarding the transfer of personally identifiable information by U.S. companies doing business in the European Union could lead us to spend significant resources trying to comply with the newly developed rules. We may not succeed in meeting such requirements, and we may face governmental actions and suffer business losses.

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Policy Principles and compliance with the Safe Harbor Frameworks as agreed to and set forth by the European Commission and the United States, which established a means for legitimating the transfer of personally identifiable information by U.S. companies doing business in the European Union (“EU”) to the U.S. under the EU Data Protection Directive (95/46/EC). New EU legislation, the General Data Protection Regulation (Regulation (EU) 2016/679) (“GDPR”) will apply from May 25, 2018, in replacement of the EU Data Protection Directive, and is expected to have a significant impact on how businesses can collect and process the personal data of EU individuals.

In light of the GDPR, we have made and continue to engage in additional compliance efforts when transferring certain data from the EU. We may be unsuccessful in complying with the new EU data transfer requirements, and as a result, we may be at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure all data transfers to us from the EU are in compliance with applicable law. We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business.

Capital Structure Risks
A stockholder controls approximately 11% of the outstanding shares of our common stock, which may reduce other stockholders' ability to influence our affairs.
As of December 31, 2017, Sharon Simpson controlled, directly and indirectly, approximately 11% of the then outstanding shares of our common stock. Ms. Simpson, therefore, has significant influence with respect to our corporate matters requiring stockholder approval such as the election of our directors and proposals that come before the stockholders at the annual meeting or other special meetings.
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

All of the outstanding shares of our common stock are freely tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”), other than shares of our common stock held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, which, however, may be sold by our affiliates pursuant to Rule 144.
If a substantial number of shares of our common stock are sold in the public market pursuant to Rule 144 by our affiliates or issued upon the exercise of our outstanding options, the trading price of our common stock in the public market could be adversely affected. As of February 26, 2018, there were 5,294,439 million shares held by our affiliates
Delaware law and our corporate governance documents could deter takeover attempts that might otherwise be beneficial to our stockholders.

Provisions of Delaware law could make it more difficult for a third party to acquire us. Section 203 of the Delaware General Corporation Law may make the acquisition of the Company more difficult for potential acquirers by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring us without the consent of our Board of Directors for at least three years from the date they first hold 15% or more of the voting stock.

Pursuant to the Company's current corporate governance documents, our stockholders cannot call special meetings and cannot take action by written consent. In addition, a change in the composition of our Board of Directors that is not approved by the existing Board of Directors could trigger a default under our existing credit facilities.

These provisions may discourage, delay or make difficult a merger or acquisition of the Company, including a transaction that may offer a premium price for our common stock.

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

A significant number of our employees are represented by labor unions and covered by collective bargaining agreements that will expire between 2018 and 2021. Although we believe that our relations with our employees are generally good, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial position and liquidity.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act") was signed into law. The impact of the Tax Reform Act and any future Treasury rules, regulations or guidance thereunder on our business and our stockholders is uncertain and could be adverse and cause our future results of operations and financial condition to differ materially from our expectations, estimates and assumptions disclosed in this Annual Report on Form 10-K or previously.

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

We rely on complex software systems and hosted applications to operate our business, and our business may be disrupted if we are unable to successfully/efficiently update these systems or convert to new systems.

We are increasingly dependent on technology systems to operate our business, reduce costs, and enhance customer service. These systems include complex software systems and hosted applications that are provided by third parties such as financial management and human capital management platforms from SAP America, Inc. and Workday, Inc. Software systems need to be updated on a regular basis with patches, bug fixes and other modifications. Hosted applications are subject to service availability and reliability of hosting environments. We also migrate from legacy systems to new systems from time to time. Maintaining existing software systems, implementing upgrades and converting to new systems are costly and require a significant allocation of personnel and other resources. The implementation of these systems upgrades and conversions is a complex and time-consuming project involving substantial expenditures for implementation activities, consultants, system hardware and software, often requires transforming our current business and financial processes to conform to new systems, and therefore, may take longer, be more disruptive, and cost more than forecast and may not be successful. If the implementation is delayed or otherwise is not successful, it may hinder our business operations and negatively affect our financial condition and results of operations. There are many factors that may materially and adversely affect the schedule, cost, and execution of the implementation process, including, without limitation, problems during the design and testing phases of new systems; system delays and malfunctions; the deviation by suppliers and contractors from the required performance under their contracts with us; the diversion of management attention from our daily operations to the implementation project; reworks due to unanticipated changes in business processes; difficulty in training employees in the operation of new systems and maintaining internal control while converting from legacy systems to new systems; and integration with our existing systems. Some of such factors may not be reasonably anticipated or may be beyond our control.

Failure of our internal control over financial reporting or our accounting systems could harm our business and financial results.

Because of the inherent limitations of internal control, our internal control over financial reporting might not detect or prevent misstatements of our consolidated financial statements on a timely basis. We have used accounting and other financial management software systems in connection with our operations. Defects in such systems or their implementation could result in errors in our consolidated financial statements. Our growth and entry into globally dispersed markets as well as periodic conversions from legacy software systems to new software systems puts significant additional pressure on our internal control. Failure to maintain an effective internal control could limit our ability to report our financial results accurately or to detect and prevent deficiencies timely, cause investors to lose confidence in the accuracy and completeness of our financial reports, and subject us to regulatory investigations and litigation. As a result, our business and the market price of our common stock could be materially and adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns its home office in Pleasanton, California, and its principal United States manufacturing facilities in Stockton and San Bernardino County, California, McKinney, Texas, West Chicago, Illinois, Columbus, Ohio, and Gallatin, Tennessee. The principal manufacturing facilities located outside the United States, the majority of which are owned, are in Canada, France, Denmark, Germany, Poland, Switzerland, Sweden, Portugal and China. The Company also owns and leases smaller manufacturing facilities, warehouses, research and development facilities and sales offices in the United States, the United Kingdom, Europe, Asia, Australia, New Zealand, South Africa and Chile. As of February 28, 2018, the Company’s owned and leased facilities were as follows:

	Number
	Of	Approximate Square Footage
	Properties	Owned	Leased	Total
		(in thousands of square feet)
North America	29	2,323	702	3,025
Europe	20	541	329	870
Asia/Pacific	11	175	78	253
Administrative and all other	3	368	—	368
Total	63	3,407	1,109	4,516

Our headquarters and principal executive offices are located in Pleasanton, California. We believe that our properties are maintained in good operating condition. Our manufacturing facilities are equipped with specialized equipment and use extensive automation. We consider its existing and planned facilities to be adequate for its operations as currently conducted and as planned through 2018. Our leased facilities typically have renewal options and have expiration dates through 2026. We believe it will be able to extend leases on our various facilities as necessary, as they expire. Currently, our manufacturing facilities are being operated with at least one full shift. Based on current information and subject to future events and circumstances, we anticipate that it may require additional facilities to accommodate possible future growth.
We retained our real estate in Vacaville, California, and leased it to M&G Dura-Vent, Inc. for approximately $0.9 million per year for ten years ending 2020. These properties are classified under the “Administrative & All other” segment.

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

Certain of the legal proceedings in which we are involved are discussed under “Litigation and Potential Claims” in Note 9, “Commitments and Contingencies,” to the Company’s Consolidated Financial Statements, and are hereby incorporated by reference. The resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

The Company’s common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “SSD.” The following table shows the range of high and low closing sale prices per share of our common stock as reported by the NYSE and dividends declared per share of our common stock for each quarter of the two most recent fiscal years indicated below, respectively:

	Market Price		Dividends Declared
Quarter	High	Low
2017
Fourth	$60.92	$48.63	$—
Third	49.32	42.01	0.42
Second	44.13	40.18	0.21
First	44.94	41.55	0.18
2016
Fourth	$48.17	$40.88	$0.18
Third	45.27	39.32	0.18
Second	39.97	37.25	0.18
First	38.17	30.49	0.16

Record Holders

As of February 23, 2018, there were 9,283 holders of record of the Company’s common stock. Because many of our shares of common stock are held by brokers and other nominees on behalf of stockholders, including in trust, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

The Company declared dividends of $0.16 per share of our common stock in the first quarter of 2016 and $0.18 per share of our common stock in each of the second, third and fourth quarters of 2016. The Company declared dividends of $0.18 per share of our common stock in the first quarter of 2017, $0.21 per share of our common stock in the second quarter and $0.42 in the third quarter of 2017 ($0.21 per share of our common stock declared in each of July and September ). The Company declared no dividends in the fourth quarter of 2017. On January 29, 2018, the Company declared a dividend of $0.21 per share of our common stock. See "Note 15 — Subsequent Events" to the Company's Consolidated Financial Statements. Future dividends, if any, will be determined by the Company’s Board of Directors, based on the Company’s future earnings, cash flows, financial condition and other factors deemed relevant by the Board of Directors. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

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

The graph below compares the cumulative total stockholder return on the Company’s common stock from December 31, 2012, through December 31, 2017, with the cumulative total return on the S&P 500 Index (a broad equity market index), the Dow Jones U.S. Building Materials & Fixtures Index (a published industry or line-of-business index) and a Peer Group Index over the same period (assuming the investment of $100 in the Company’s common stock and in each of the indices on December 31, 2012, and reinvestment of all dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year). To provide an additional comparison to our performance, we included an index consisting of companies in the building products or construction materials industries that are most comparable to us in terms of size and nature of operations, which group has also been referenced by us in connection with setting our executive compensation. The Peer Group Index below consisted of AAON, Inc., PGT Innovations, Inc., Continental Building Products, Inc., Trex Company, Inc., Insteel Industries, Inc., Quanex Building Products Corp., American Woodmark Corp, Headwaters Incorporated, Patrick Industries, Inc., Apogee Enterprises, Inc., U.S. Concrete, Inc., Gibraltar Industries, Inc., Eagle Materials Corp., Summit Material, LLC., NCI Building Systems, Inc., Ply Gem Holdings, Inc., and Masonite International Corp. We added a Peer Group Index to the stock performance graph below to ensure that it continues to reflect an appropriate comparison to our business operations. Headwaters Incorporated was acquired in, and not included in such group with respect to 2017.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Simpson Manufacturing Co., Inc., the S&P 500 Index,
the Dow Jones US Building Materials & Fixtures Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
Simpson Manufacturing Co., Inc.
S&P 500
Dow Jones US Building Materials & Fixtures
Peer Group

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below presents the monthly repurchases of shares of our common stock in the fourth quarter of the fiscal year ended December 31, 2017.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2017	—	N/A	—	$201.5 million
November 1 - November 30, 2017	—	N/A	—	$201.5 million
December 1 - December 31, 2017	677,500	$59.04	677,500	$151.5 million
Total	677,500

(1)
Pursuant to the $275.0 million repurchase authorization that was publicly announced on August 1, 2017, and is scheduled to expire at the end of 2018. See “Note 1 — Stock Repurchase Program” to the Company’s Consolidated Financial Statements.

In December 2017, the Company entered into a Supplemental Confirmation with Wells Fargo Bank, National Association ("Wells Fargo") for a $50 million accelerated share repurchase program (the "2017 December ASR Program"). Under the 2017 December ASR Program, the Company received 677,500 shares at an average price of $59.04 per share for a total of $40.0 million. The final delivery under the 2017 December ASR Program was made in February 2018. See Note 15 — "Subsequent Events" to the Company’s Consolidated Financial Statements.

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

The consolidated statements of operations data for each of the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheets data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included in the Company's Consolidated Financial Statements. The consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheets data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements, except as otherwise noted, that are not included in this Annual Report on Form 10-K. The information presented below is our historical data and not necessarily indicative of our future financial condition or results of operations. The financial data below includes the results of operations of acquired companies following their acquisition. For a summary of acquisitions that took place during the fiscal years ended December 31, 2017, 2016 and 2015, see “Note 13 — Acquisitions and Dispositions” to the Company’s Consolidated Financial Statements.

	Years Ended December 31,
(in thousands, except per-share data)	2017	2016	2015	2014	2013
Statement of Operations Data:
Net sales	$977,025	$860,661	$794,059	$752,148	$705,322
Cost of sales	530,761	448,211	435,140	410,118	391,791
Gross profit	446,264	412,450	358,919	342,030	313,531
Research and development and other engineering expense	47,616	46,248	46,196	39,018	36,843
Selling expense	114,903	98,343	90,663	92,031	85,102
General and administrative expense	144,738	129,162	113,428	111,500	108,070
Impairment of goodwill	—	—	—	530	—
Net loss (gain) on disposal of assets	(160)	(780)	(389)	(325)	2,038
Income from operations	139,167	139,477	109,021	99,276	81,478
Loss in equity method investment, before tax	(86)	—	—	—	—
Interest income (expense), net	(788)	(577)	(342)	46	86
Gain on bargain purchase of a business	6,336	—	—	—	—
Loss on disposal of a business	(211)	—	—	—	—
Income from operations	144,418	138,900	108,679	99,322	81,564
Provision for income taxes	51,801	49,166	40,791	35,791	30,593
Net income	$92,617	$89,734	$67,888	$63,531	$50,971
Earnings per share of common stock:
Basic	$1.95	$1.87	$1.39	$1.30	$1.05
Diluted	$1.94	$1.86	$1.38	$1.29	$1.05
Cash dividends declared per share of common stock	$0.810	$0.700	$0.620	$0.545	$0.375

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Balance Sheet Data:
Working capital	$447,450	$476,451	$494,308	$509,838	$464,901
Property, plant and equipment, net	273,020	232,810	213,716	207,027	209,533
Goodwill	137,140	124,479	123,950	123,881	129,218
Total assets	1,037,523	979,974	961,309	973,065	953,613
Line of credit and long-term debt, including current portion	3,662	—	—	18	103
Total liabilities	152,745	114,132	111,485	109,600	112,334
Total stockholders’ equity	884,778	865,842	849,824	863,465	841,279

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the financial condition and results of operations, unless stated otherwise, for the Company for the fiscal years ended December 31, 2017, 2016 and 2015, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following discussion and analysis contain forward-looking statements as discussed in the “Note About Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K and should be read in conjunction with the Company's Consolidated Financial Statements and related Notes included therein. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those plans, estimates, and beliefs. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly "Item 1A — Risk Factors."

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

On October 30, 2017, we announced the 2020 Plan to provide additional transparency into our strategic plan and financial objectives. We remain on track to substantially achieve our aggressive financial targets under the 2020 Plan, assuming (i) that there are mid-single digit growths in U.S. housing starts and in the repair and remodel market, (ii) that we can realize the $30 million annualized revenue opportunity for our mechanical anchor product line in stores of The Home Depot, Inc., (iii) that we can increase our market share and profitability in Europe, and (iv) that we can gain market shares for both our truss and concrete product offerings. Subject to future events and circumstances, our 2020 Plan is centered on three key aggressive operational objectives as further described below.

•	First, a continued focus on organic growth with a goal to achieve a net sales compound annual growth rate of approximately 8% (from $860.7 million reported in fiscal 2016) through fiscal 2020.

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

•
Third, improving our working capital management and overall balance sheet discipline primarily through the reduction of inventory levels by aggressively eliminating 25 to 30% of the Company’s product SKUs and implementing Lean principles in many factories. We believe we can achieve an additional 30% reduction of our raw materials and finished goods inventory over the next three years without impacting day-to-day production and shipping procedures.

In addition to these efforts, we recently hired a leading management consultant to perform an independent in-depth analysis of our operations and identify additional opportunities to enhance our operational efficiencies. We believe our efforts to achieve the 2020 Plan will contribute to improved business performance and operating results, improve returns on invested capital (1) and allow us to be more aggressive in repurchasing shares of our stock in the near-term. Through execution on the 2020 Plan, we also expect by the end of fiscal year 2020 to achieve a return on invested capital target within the range of 17% to 18%.

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

We have invested in strategic initiatives, including approximately $8 million annual research and development expenses in software development, to help us perform throughout all industry cycles, such as scaling up our wood construction products operations in Europe and ongoing development of our software solutions, which we estimate supports approximately 40% of our connector and truss plate sales, as our market strategy is to sell engineered product solutions. In support of this effort, we acquired Gbo Fastening Systems AB (“Gbo Fastening Systems”) and CG Visions, Inc. (“CG Visions”) in January 2017, as we believe these two acquisitions fit into our current business model and growth strategy.

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

Factors Affecting Our Results of Operations

Unlike lumber or other products that have a more direct correlation to housing starts, our products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. Our products are generally used in a sequential process that follows the construction process. Residential and commercial construction begins with the foundation, followed by the wall and the roof systems, and then the installation of our products, which flow into a project or a house according to these schedules. Foundation product sales could be considered a leading indicator for our product sales. Sales of foundation products in the fourth quarter of 2017 decreased compared to the same period in 2016.

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

Operating expenses, excluding gain (losses) on disposal of assets, as a percentage of net sales was 31%, 32% and 31% for the years ended 2017, 2016 and 2015, respectively.

Acquisitions

North America

In January 2017, we acquired CG Visions for approximately $20.8 million subject to specified holdback provisions and post-closing adjustments. This acquisition is expected to enable us to build closer partnerships with builders by offering software and services to help them control costs and increase efficiency at all stages of the home building process. We have begun to look for opportunities to incorporate our products into CG Visions' building information modeling ("BIM") packages and apply CG Visions’ expertise to our existing and future software initiatives.

Europe

In January 2017, we acquired Gbo Fastening Systems for approximately $10.2 million. Gbo Fastening Systems manufactures and sells a complete line of European approved CE-marked structural fasteners, mostly in northern and eastern Europe, which we have begun to distribute and sell to our subsidiaries in western Europe. We have begun distributing into the Nordic countries wood connector products that were manufactured in the Company's manufacturing facilities in western Europe. Further, we begun to access Gbo Fastening Systems' expertise in product development and testing, and proficiency in fastener manufacturing and surface treatment, to strengthen Gbo Fastening Systems' global presence and contribute engineering expertise in automatic fastening systems and fastener collation to help broaden its fastener and structural connectors lines.

The Company sold Gbo Fastening Systems' Poland and Gbo Fastening Systems' Romania subsidiaries ("Gbo Poland and Gbo Romania") on September 29, 2017 and October 31, 2017, respectively. The Company retains Gbo Fastening Systems' operations in Sweden and Norway.

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

We believe that the ERP project has progressed well in 2017 and is currently on track and on budget. As of December 31, 2017, we have capitalized $11.6 million and expensed $3.3 million of the costs associated with the ERP project. We went live with our first locations in February of 2018. We anticipate that, as the project progresses further into 2018, we will spend more time and resources in training our staff for the new platform, as opposed to configuring the SAP modules, and we expect to record the cost associated with such training as expense. For 2018, we estimate that approximately $7 to $8 million of the costs associated with the ERP project will be expensed, including the amortization of capitalized SAP costs.

Business Segment Information

Our North America segment has generated revenues primarily from wood construction products compared to concrete construction products. Due to improved economic conditions, including an increase in housing starts, net sales in regions of the segment have trended up, primarily due to increases in unit sales volumes and an approximately 4% price increase for our connector products in the United Stated effective on December 1, 2016, as well as added revenues from CG Visions. Our truss sales decreased slightly in 2017. Our truss specialists will focus on converting medium size truss customers to our design and management software in 2018, while continuing to support our smaller truss customers. In addition, we have presented the BIM platform acquired from CG Visions to various builders to showcase the software and for us to determine which modules and services that builders might be interested in using to support their business.

During 2016, we initiated a multi-year plan to increase our North America factory production efficiency, aiming to achieve a 75% factory utilization rate on two full shifts by moving high-volume connector production from both our Riverside and Western Canada facilities to our other three manufacturing locations in North America. As of September 30, 2017, we had relocated 100% of our planned high-volume connector production. Based on current information and subject to future events and circumstances, we estimate this transition will save approximately $3.0 million per year, mostly in production costs. Also, we are moving all of our truss plate manufacturing to our existing wood connector manufacturing facilities to increase the efficiency and plant utilization. Upon completion, the truss plate manufacturing facility will be permanently closed. Based on current information and subject to future events and circumstances, we will complete the transition by the end of the first quarter of 2018 and we estimate this transition will save approximately $2 million per year in annual production costs.

In late 2016, we collaborated with The Home Depot, Inc. (“The Home Depot”) to begin to roll out our mechanical anchor line of products that are available at The Home Depot. This collaboration increased a portion of our finished goods inventory and we expect to continue to introduce our mechanical anchor line of products through approximately 1,900 of The Home Depot store locations by 2020. Once the rollout is completed, we anticipate this opportunity will meaningfully contribute to our concrete business lines going forward and estimate that on an annualized basis it could potentially increase our net sales by approximately $30 million.

Our Europe segment generates more revenues from wood construction products than concrete construction products. Wood construction product sales increased 58% in 2017 compared to 2016, primarily due to the acquisition of Gbo Fastening Systems. Concrete construction product sales are mostly project based and net sales increased 20% in 2017 compared to 2016, primarily due to increased sales volume in 2017. We are uncertain whether concrete construction product net sales will continue to grow at this pace for 2018. In the first quarter of 2018, our Western European locations introduced a complete line of Gbo fastener products to its customers and started taking sales orders. Also, we reduced future operating expenses by an estimated $2.0 million per year through personnel reductions. See “Europe” below.

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

Business Outlook

Based on current information and subject to future events and circumstances:

•	The Company currently anticipates that the market price of steel to rise during the first quarter of 2018.

•	The Company estimates that its full-year 2018 gross profit margin will be between approximately 45% and 46%.

•
The Company estimates that its full-year 2018 effective tax rate will be between 26% and 27%. The ultimate impact of the Tax Reform Act may differ materially from the Company’s estimates due to changes in the interpretations and assumptions made by the Company as well as additional regulatory guidance that may be issued and actions the Company may take as a result of the Tax Reform Act, such as cash repatriation to the United States. The Company will continue to assess the expected impacts of the new tax law and provide additional disclosures at appropriate times.

Results of Operations

The following table sets forth, for the years indicated, the Company's operating results as a percentage of net sales for the years ended December 31, 2017, 2016 and 2015, respectively:

	Years Ended December 31,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	54.3%	52.1%	54.8%
Gross profit	45.7%	47.9%	45.2%
Research and development and other engineering	4.9%	5.4%	5.8%
Selling expense	11.8%	11.4%	11.4%
General and administrative expense	14.8%	15.0%	14.3%
Net gain on disposal of assets	(0.1)%	(0.1)%	—%
Income from operations	14.3%	16.2%	13.7%
Income in equity method investment	—%	—%	—%
Interest income (expense), net	(0.1)%	(0.1)%	—%
Gain on bargain purchase of a business	0.6%	—%	—%
Loss on disposal of a business	—%	—%	—%
Income before taxes	14.8%	16.1%	13.7%
Provision for income taxes	5.3%	5.7%	5.1%
Net income	9.5%	10.4%	8.6%

Unless otherwise stated, the Company’s results below, when referencing “recent acquisitions,” refer to the January 2017 acquisitions of Gbo Fastening Systems and CG Visions; when referencing “recently acquired businesses,” refer to Gbo Fastening Systems and/or CG Visions, as applicable; and when referencing “acquired net sales,” refer to net sales of such acquired businesses, as applicable. When referencing the “recent North America acquisition,” the Company’s results below refer to the CG Vision acquisition; and when referencing “recent Europe acquisitions,” refer to the Gbo Fastening Systems acquisition. See "Note 13 — Acquisitions and Dispositions" to the Company's Consolidated Financial Statements).

2015 to 2017 Financial Highlights

Net sales increased 23% to $977.0 million in 2017 from $794.1 million in 2015.

•	North America — Net sales increased 19% to $803.7 million in 2017 from $676.6 million in 2015.

•	Europe — Net sales increased 53% to $165.2 million in 2017 from $108.1 million in 2015, primarily due recent acquisitions.

•	Asia/Pacific — Net sales decreased 13% to $8.2 million in 2017 from $9.4 million in 2015, due to the closing of sales offices in China, Thailand and Dubai in the first quarter of 2015.

Gross profit increased 24% to $446.3 million in 2017 from $358.9 million in 2015 and gross profit as a percentage of net sales ("gross profit margin") increased to 46% in 2017 from 45% in 2015.

•	North America — Gross profit margin remained at 47% for both 2017 and 2015.

•	Europe — Gross profit margin decreased to 36% in 2017 from 38% in 2015, primarily due recent acquisitions.

•
Product group — The gross profit margins, including some inter-segment expenses, that are eliminated in consolidation, and excluding other expenses not allocated according to product group, remained at 47% for both 2017 and 2015 for wood construction products and remained at 35% for both 2017 and 2015 for concrete construction products.

Income from operations increased 28% to $139.2 million in 2017 from $109.0 million in 2015 and operating profit as a percentage of net sales ("operating profit margin") remained at 14% for both 2017 and 2015. Operating expenses (excluding net gain on disposal of assets) increased to $307.3 million in 2017 from $250.3 million in 2015, but remained at 31% of net sales in both of years ended 2017 and 2015.

•	North America — Income from operations increased 21% to $132.9 million in 2017 from $109.4 million in 2015. Operating profit margin increased to 17% in 2017 from 16% in 2015.

•	Europe — Income from operations increased 16% to $4.4 million in 2017 from $3.8 million in 2015. Operating profit margin decreased to 3% in 2017 from 4% in 2015.

•	Asia/Pacific — Income from operations was $1.2 million in 2017 compared to a loss of $3.4 million in 2015.

Our effective income tax rate decreased to 36% in 2017 from 38% in 2015.

The Company had net income of $92.6 million for 2017 compared to net income of $67.9 million for 2015. Diluted net income per share of common stock was $1.94 for 2017 compared to $1.38 for 2015.

Comparison of the Years Ended December 31, 2017 and 2016

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the year ended December 31, 2017, against the results of operations for the year ended December 31, 2016. Unless otherwise stated, the results announced below, when referencing “both years,” refer to the year ended December 31, 2016 and the year ended December 31, 2017. To avoid fractional percentages, all percentages presented below were rounded to the nearest whole number.

The following table shows the change in the Company’s operations from 2016 to 2017, and the increases or decreases for each category by segment:

		Increase (Decrease) in Operating Segment
		North America		Asia/ Pacific	Admin & All Other
(in thousands)	2016		Europe			2017
Net sales	$860,661	$61,676	$53,881	$807	$—	$977,025
Cost of sales	448,211	41,245	38,946	2,255	104	530,761
Gross profit	412,450	20,431	14,935	(1,448)	(104)	446,264
Research and development and other engineering expense	46,248	201	1,224	6	(63)	47,616
Selling expense	98,343	8,042	8,268	227	23	114,903
General and administrative expense	129,162	15,840	1,935	(653)	(1,546)	144,738
Gain on sale of assets	(780)	769	(18)	(67)	(64)	(160)
Income from operations	139,477	(4,421)	3,526	(961)	1,546	139,167
Loss in equity method, before tax	—	(86)	—	—	—	(86)
Interest expense, net	(577)	89	(204)	63	(159)	(788)
Gain on bargain purchase of a business	—	—	6,336	—	—	6,336
Loss on disposal of a business	—	—	(211)	—	—	(211)
Income before income taxes	138,900	(4,418)	9,447	(898)	1,387	144,418
Provision for income taxes	49,166	4,278	697	(302)	(2,038)	51,801
Net income	$89,734	$(8,696)	$8,750	$(596)	$3,425	$92,617

Net Sales increased 14% to $977.0 million from $860.7 million. Recently acquired businesses accounted for $47.9 million (41%) of the increase in net sales. Net sales to contractor distributors, lumber dealers, dealer distributors and home centers increased primarily due to increased home construction activity and average net sales unit prices. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% of the Company's total net sales in both years. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% of the Company's total net sales in both years.

Gross profit increased to $446.3 million from $412.5 million. Gross profit margins decreased to 46% from 48%. Recently acquired businesses had an average gross profit margin of 30% for the year ended 2017. The gross profit margins, including some intersegment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, decreased to 47% from 49% for wood construction products and remained at 35% for both years for concrete construction products.

Research and development and engineering expense increased 3% to $47.6 million from $46.2 million, primarily due to increases of $2.2 million in personnel costs mainly attributable to the addition of staff and pay rate increases instituted on January 1, 2017, and $1.2 million in severance expenses, partly offset by a decreases of $1.4 million in professional fees and $0.8 million in cash profit sharing on lower operating income.

Selling expense increased 17% to $114.9 million from $98.3 million primarily due to increases of $10.3 million in personnel costs mostly related to recent acquisitions and the addition of staff and pay rate increases instituted on January 1, 2017, $3.1 million in advertising costs, $2.0 million in severance expenses, $0.7 million in depreciation expense, $0.3 million in donation expense, $0.3 million in facility expenses and $0.2 million in computer and phone expenses, which was partly offset by a decrease of $0.9 million in cash profit sharing expense. Recent acquisitions increased selling expense by $7.2 million.

General and administrative expense increased 12% to $144.7 million from $129.2 million, primarily due to increases of $10.3 million in personnel costs mostly related to recent acquisitions and the addition of staff and pay rate increases instituted on January 1, 2017, $6.5 million in legal and professional fees mostly related to strategic initiatives such as software and systems integration and compensation and governance changes, $3.7 million in software licensing, maintenance and hosting fees, $2.2 million in depreciation expense and $2.0 million in severance expenses, which was partly offset by a decrease of $6.0 million in cash profit sharing expense on lower operating income and reduced payouts under our executive officer cash profit sharing plan and $0.4 million in stock-based compensation as well as an increase of $3.0 million from favorable net foreign currency translations and transactions. Recently acquired businesses were responsible for $11.2 million of the total increase in general and administrative expenses.

Gain on bargain purchase of a business - On January 3, 2017, we acquired Gbo Fastening Systems for approximately $10.2 million. This transaction was recorded as a business combination in accordance with the business acquisition method. We recorded a bargain purchase gain of $6.3 million, which represents the fair value of the net assets acquired and liabilities assumed over the consideration exchanged as of the acquisition date. This nonrecurring, non-operating income gain is included in the line item “Gain (adjustment) on bargain purchase of a business” in our results of operations for 2017.

Loss on disposal of a business - In 2017, we sold all of the outstanding shares of Gbo Poland and Gbo Romania for approximately $10.2 million, resulting in a loss of $0.2 million. In February 2018, post-closing adjustments were finalized, which resulted in the Company receiving an additional $69 thousand in sales proceeds.

Our effective income tax rate increased to 36% from 35%, primarily due to the Tax Reform Act toll tax (repatriation), partly offset by a decrease in the deferred tax liability due to the December 31, 2017 re-measurement the liability using the new 21% U.S. corporate tax rate.

Net income was $92.6 million compared to $89.7 million. Diluted net income per share of common stock was $1.94 compared to $1.86. The increase in net income was primarily due to the $6.3 million nonrecurring bargain purchase gain (see "Gain on bargain purchase of a business" above), which increased diluted net income by $0.13 per share of common stock.

Net Sales

The following table shows net sales by segment for the years ended December 31, 2016 and 2017, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Total
December 31, 2016	$742,021	$111,274	$7,366	$860,661
December 31, 2017	803,697	165,155	8,173	977,025
Increase	$61,676	$53,881	$807	$116,364
Percentage increase	8%	48%	11%	14%

The following table shows segment net sales as percentages of total net sales for the years ended December 31, 2016 and 2017, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2016 net sales	86%	13%	1%	100%
Percentage of total 2017 net sales	82%	17%	1%	100%

Gross Profit

The following table shows gross profit by segment for the years ended December 31, 2016 and 2017, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
December 31, 2016	$365,758	$44,038	$2,419	$235	$412,450
December 31, 2017	386,189	58,973	971	131	446,264
Increase (decrease)	$20,431	$14,935	$(1,448)	$(104)	$33,814
Percentage increase (decrease)	6%	34%	*	*	8%
* The statistic is not meaningful or material.

The following table shows gross profit percentages by segment for the years ended December 31, 2016 and 2017, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2016 gross profit percentage	49%	40%	33%	*	48%
2017 gross profit percentage	48%	36%	12%	*	46%
* The statistic is not meaningful or material.

North America

•
Net sales increased 8% mostly due to increased average unit price in the United States and increased overall sales volumes. Canada's net sales increased primarily due to increased sales volumes on flat average net sales unit prices. Canada's net sales were not significantly affected by foreign currency translation. The recent North America acquisition increased net sales by $5.8 million.

•
Gross profit margin decreased to 48% from 49% due to increased material, factory and overhead expenses and labor expenses, which was partly offset by the effect of increased average net sales unit prices.

•
Research and development and engineering expense increased $0.2 million primarily due to increases of $1.5 million in personnel costs mainly related to the addition of staff and pay rate increases instituted on January 1, 2017, and $0.6 million in severance expenses, partly offset by a decreases of $1.4 million in consulting fees and $0.9 million in cash profit sharing expense.

•
Selling expense increased $8.0 million, primarily due to increases of $4.5 million in personnel costs mostly related to the addition of staff and pay rate increases instituted on January 1, 2017, $2.4 million in advertising expense mostly in point of purchase advertising, trade show and sale promotion costs, $0.8 million in severance expenses, $0.7 million in depreciation expense and $0.3 million in donation expense, partly offset by a decrease of $1.0 million in cash profit sharing costs on lower operating income.

•
General and administrative expense increased $15.8 million, primarily due to increases of $6.9 million in personnel costs, mostly related to the North America acquisition and the addition of staff and pay rate increases instituted on January 1, 2017, $6.4 million in legal and professional fees, mostly related to strategic initiatives such as software and systems integration and compensation and governance changes, $2.6 million mostly in software licensing, maintenance and hosting fees, $2.0 million in depreciation expense, $1.8 million in severance expenses, $0.6 million in intangible amortization expense and $0.5 million in stock-based compensation, partly offset by a decrease of $3.8 million in cash profit sharing expense as well as the benefit from $0.5 million in net foreign currency translation in the current period. The recent North America acquisition increased general and administrative expense by $6.5 million.

•	Income from operations decreased $4.4 million, mostly due to increased operating expenses, which were partially offset by higher gross profit. Severance expenses of $3.6 million were recorded in 2017.

Europe

•
Net sales increased 48% primarily due acquired net sales of $42.1 million, which accounted for 78% of the total increase. Net sales were positively affected by approximately $1.4 million in foreign currency translations primarily related to the strengthening of the Euro, Polish zloty and Danish Kroner against the United States dollar.

•	Gross profit margin decreased to 36% from 40% primarily due to our recent Europe acquisitions. The acquired businesses in Europe had an average gross profit margin of 20% in 2017.

•
Research and development and engineering expense increased $1.2 million primarily due to increases of $0.6 million in severance expenses and $0.5 million in personnel costs mainly related to the addition of staff and pay rate increases instituted on January 1, 2017.

•
Selling expense increased $8.3 million primarily due to an increase of $5.4 million in personnel costs mostly related to acquisitions and the addition of staff, $1.2 million in severance expenses, $0.6 million mostly in advertising costs, $0.3 million in facility expenses and $0.2 million in agent commissions. The recent Europe acquisitions increased selling expense by $6.6 million.

•
General and administrative expense increased $1.9 million primarily due to increases of $2.4 million in personnel costs, mostly related to the addition of staff and pay rate increases instituted on January 1, 2017, $1.0 million in computer expenses mostly in software licensing and data processing fees, $0.6 million in cash profit sharing expense, $0.2 million in severance expenses, $0.2 million in stock based compensation and $0.2 million in professional fees, partly offset by a decrease in amortization expense of $0.5 million as well as the benefit from $2.9 million in net foreign currency translation in the current period. Recent Europe acquisitions increased general and administrative expense by $4.7 million.

•	Income from operations increased $3.5 million, mostly due to increased gross profits, which were partially offset by higher operating expenses, which included $2.0 million in severance expenses.

Asia/Pacific

•	For information about the Company's Asia/Pacific segment, please refer to the table above setting forth changes in our operating results for the years ended December 31, 2017 and 2016.

Administrative and All Other

•	General and administrative expenses decreased, primarily due to a decreases of $2.8 million in cash profit sharing expense, partly offset by an increase of $1.3 million in personnel costs.

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

To avoid fractional percentages, all percentages presented below in this section were rounded to the nearest whole number.

The following table shows the change in the Company’s operations from 2015 to 2016, and the increases or decreases for each category by segment.

		Increase (Decrease) in Operating Segment
		North America		Asia/ Pacific	Admin & All Other
(in thousands)	2015		Europe			2016
Net sales	$794,059	$65,403	$3,206	$(2,007)	$—	$860,661
Cost of sales	435,140	17,273	680	(4,174)	(708)	448,211
Gross profit	358,919	48,130	2,526	2,167	708	412,450
Research and development and other engineering expense	46,196	(33)	191	(90)	(16)	46,248
Selling expense	90,663	6,370	1,920	(563)	(47)	98,343
General and administrative expense	113,428	14,622	3,337	(3,027)	802	129,162
Gain on sale of assets	(389)	(695)	(24)	263	65	(780)
Income from operations	109,021	27,866	(2,898)	5,584	(96)	139,477
Interest expense, net	(342)	(79)	(256)	(96)	196	(577)
Income before income taxes	108,679	27,787	(3,154)	5,488	100	138,900
Provision for income taxes	40,791	8,547	(264)	140	(48)	49,166
Net income	$67,888	$19,240	$(2,890)	$5,348	$148	$89,734

Net Sales increased 8% to $860.7 million from $794.1 million. Net sales to dealer distributors, lumber dealers, contractor distributors and home centers increased primarily due to increased home construction activity. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% of the Company's total net sales in both 2016 and 2015. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% of the Company's total net sales in both 2016 and 2015.

Gross profit increased to $412.5 million from $358.9 million. Gross profit margins increased to 48% from 45%. The gross profit margins, including some inter-segment expenses, that are eliminated in consolidation, and excluding other expenses not allocated according to product group, increased to 49% from 47% for wood construction products and increased to 35% from 31% for concrete construction products.

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

Income taxes

Our effective income tax rate decreased to 35% from 38%, primarily due to reduced operating losses in the Asia/Pacific segment, for which no tax benefit was recorded.

Net income was $89.7 million compared to $67.9 million. Diluted net income per share was $1.86 compared to $1.38. The increase in net income was primarily due to increased gross profit margin, partly offset by increased general and administrative and selling expenses.

Net Sales

The following table shows net sales by segment for the years ended December 31, 2015 and 2016, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Total
December 31, 2015	$676,618	$108,068	$9,373	$794,059
December 31, 2016	742,021	111,274	7,366	860,661
Increase (decrease)	$65,403	$3,206	$(2,007)	$66,602
Percentage increase (decrease)	10%	3%	(21)%	8%

The following table shows segment net sales as percentages of total net sales for the years ended December 31, 2015 and 2016, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2015 net sales	85%	14%	1%	100%
Percentage of total 2016 net sales	86%	13%	1%	100%

 Gross Profit

The following table shows gross profit by segment for the years ended December 31, 2015 and 2016, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
December 31, 2015	$317,628	$41,512	$251	$(472)	$358,919
December 31, 2016	365,758	44,038	2,419	235	412,450
Increase	$48,130	$2,526	$2,168	$707	$53,531
Percentage increase	15%	6%	*	*	15%
 * The statistic is not meaningful or material.

The following table shows gross profit percentages by segment for the years ended December 31, 2015 and 2016, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2015 gross profit percentage	47%	38%	3%	*	45%
2016 gross profit percentage	49%	40%	33%	*	48%
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

•	Gross profit margin increased to 49% from 47%, primarily as a result of a decrease in material costs, as a percentage of sales and an increase in average net sales unit price.

•	Research and development and engineering expense was flat in 2016 compared to 2015.

•
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

•	Income from operations increased $27.9 million, mostly due to increased gross profits, which were partially offset by higher general and administrative and selling expenses.

Europe

•
Net sales increased 3%, mostly due to increased unit sales volumes, partly offset by a decrease in average net sales unit prices. Europe's net sales were negatively affected by approximately $3.1 million primarily due to the weakening of the British pound against the United States dollar.

•	Gross profit margin increased to 40% from 38%, primarily as a result of decreases in material costs and factory overhead costs, each as a percentage of sales.

•	Research and development and engineering expense increased $0.2 million in 2016 compared to 2015.

•	Selling expense increased $1.9 million, primarily due to increases of $1.2 million in personnel costs, mostly related to the addition of staff, and $0.2 million in cash profit sharing expense.

•
General and administrative expense increased $3.3 million, primarily due to increases of $1.6 million in legal and professional fees related to acquisition activities, $0.6 million in personnel costs, and $0.4 million in contingent compensation related to prior acquisitions, partly offset by a decrease of $0.2 million in stock-based compensation and $0.2 million in bad debt reserves.

•	Income from operations decreased $2.9 million, mostly due to increased operating expenses, which were partially offset by increased gross profits.

Asia/Pacific

•
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

•	Income from operations increased $5.6 million, mostly due to costs related to closing three sales offices and downsizing one sales office in 2015.

Administrative and All Other

•	Administrative and All Other — General and administrative expense increased, primarily due to increases of $1.3 million in stock-based compensation and $0.4 million in cash profit sharing expense.

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value (market). Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

•	Raw materials and purchased finished goods — principally valued at cost determined on a weighted average basis; and

•	In-process products and finished goods — cost of direct materials and labor plus attributable overhead based on a normal level of activity.

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

Business Combinations

The Company recognizes separately from goodwill or any gain from a bargain purchase the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. A gain on a bargain purchase as of the acquisition date is measured as the excess of the net of the fair value of the assets acquired less liabilities assumed and consideration transferred. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. On the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, the Company records subsequent adjustments, if any, to its consolidated statements of operations. None of the subsequent adjustments for the fiscal years ended 2015, 2016 and 2017 were material.

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

The Company determined that the S&P Clever reporting unit includes nine components: S&P Switzerland, S&P Poland, S&P Austria, S&P The Netherlands, S&P Portugal, S&P Germany, S&P France, S&P Nordic and S&P Spain (collectively, the "S&P Components”). The Company aggregates the S&P Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the S&P Components working in concert. The S&P Components are economically similar because of a number of factors, including sharing assets and services such as intellectual property, manufacturing assets for certain products, research and development projects, manufacturing processes, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the S&P Components level and costs are allocated among the S&P Components.

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

The 2017, 2016 and 2015 annual testing of goodwill for impairment did not result in impairment charges.

The Denmark reporting unit passed Step 1 of the annual 2017 impairment test by a 8.3% margin indicating an estimated fair value greater than its net book value and was the only reporting unit with a fair value greater than net book value margin of less than 10%. The Denmark reporting unit is sensitive to management’s plans for increasing sales and operating margins. The Denmark reporting unit’s failure to meet management’s objectives could result in future impairment of some or all of the Denmark reporting unit’s goodwill, which was $7.1 million at December 31, 2017.

Key assumptions used in Step 1 of the Company's annual goodwill impairment test included compound annual growth rates (“CAGR”) and average annual pre-tax operating margins during the forecast period, multiple and discount rates. A sensitivity assessment for the key assumptions included in the 2017 goodwill impairment test on the Denmark reporting unit is as follows:

•
A 500 basis point hypothetical increase in the discount rate, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value, and thus it would not result in the reporting unit failing Step 1 of the goodwill impairment test;

•
A 210 basis point hypothetical decrease in the multiple rate, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value, and thus it would not result in the reporting unit failing Step 1 of the goodwill impairment test;

•	A 139 basis point hypothetical percentage decrease in the CAGR, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value and

•	A 37% hypothetical decrease in average annual pre-tax operating profit, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value.

Effect of New Accounting Standards

See "Note 1 — Recently Adopted Accounting Standards" and "Note 1 — Recently Issued Accounting Standards Not Yet Adopted" to the Company's Consolidated Financial Statements.

Liquidity and Sources of Capital

The Company’s primary sources of liquidity are cash and cash equivalents and income from the Company’s operations. The Company also receives proceeds from the issuance of its common stock through the exercise of stock options by its employees. As of February 28, 2018, all outstanding stock options of the Company were either exercised or expired. As of December 31, 2017, the Company's cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions.

The Company's principal uses of liquidity are paying the costs and expenses associated with the Company's operations, continuing its capital allocation strategy, which includes growing its business by internal improvements or acquisitions, repurchasing the Company’s common stock, paying cash dividends and meeting other liquidity requirements. Depending, however, on the Company’s future growth and possible acquisitions, it may become necessary to secure additional sources of financing, which may not be available on reasonable terms, or at all.

The Company currently maintains a $300.0 million revolving line of credit as its primary credit facility, which expires on July 23, 2021. See "Note 8 — Debt" to the Company's Consolidated Financial Statements.

As of December 31, 2017, the Company held cash and cash equivalents of $86.5 million in the local currencies of its foreign operations and could be subject to additional taxation if repatriated to the United States. The Company has no imminent plans to repatriate cash and cash equivalents held outside the United States.

The following table presents selected financial information as of December 31, 2017, 2016 and 2015, respectively:

	At December 31,
(in thousands)	2017	2016	2015

Cash and cash equivalents	$168,514	$226,537	$258,825
Property, plant and equipment, net	273,020	232,810	213,716
Equity investment, goodwill and intangible assets	169,015	149,843	151,625
Working capital(1)	447,450	476,451	494,308
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

The following table provides cash flow indicators for the twelve months ended December 31, 2017, 2016 and 2015, respectively:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$119,065	$98,965	$117,923
Investing activities	(75,815)	(48,543)	(37,828)
Financing activities	(106,671)	(83,134)	(71,608)

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

In 2017, operating activities provided $119.1 million in cash and cash equivalents, as a result of $92.6 million from net income and $48.5 million from non-cash adjustments to net income which includes depreciation and amortization expenses and stock-based compensation expenses, partly offset by a decrease of $22.0 million in the net change in operating assets and liabilities, including net change decreases in cash and cash equivalents due to increases of $17.8 million in trade accounts receivable, net,

$6.6 million in inventory and $5.6 million in income tax receivable, partly offset by an increase of $10.1 million in accrued liabilities. Cash used in investing activities of $75.8 million during the year ended December 31, 2017, consisted primarily of $58.0 million for property, plant and equipment expenditures, primarily related to real estate improvements, ERP software, machinery and equipment purchases, and software in development, and $27.9 million, net of acquired cash of $4.0 million, for the acquisitions of CG Visions and Gbo Fastening Systems, which was partly offset by $9.5 million, net of delivered cash of $0.8 million, for the sale of Gbo Poland and Gbo Romania (see "Note 13 — Acquisitions and Dispositions" to the Company's Consolidated Financial Statements). Cash used in financing activities of $106.7 million during the year ended December 31, 2017, consisted primarily of $70.0 million for the repurchase of the Company's common stock (see "Note 1 — Stock Repurchase Program" to the Company's Consolidated Financial Statements) and $37.0 million used to pay cash dividends.

In 2016, operating activities provided $94.9 million in cash and cash equivalents, as a result of $89.7 million from net income and $42.1 million from non-cash adjustments to net income which includes depreciation and amortization expenses, stock-based compensation expenses and software development project write-off, partly offset by a decrease of $36.9 million in the net change in operating assets and liabilities, including net change decreases in cash and cash equivalents due to increases of $36.6 million in inventory and $7.5 million in trade accounts receivable, net, partly offset by a decrease of $5.8 million in trade accounts payable. Cash used in investing activities of $48.5 million during the year ended December 31, 2016, consisted primarily of $42.0 million for property, plant and equipment expenditures, related to real estate improvements, primarily related to improvements of the West Chicago facility, machinery and equipment purchases, and software in development, $5.4 million, net of acquired cash of $1.5 million, for the acquisition of MS Decoupe, and $2.5 million for the equity investment in Ruby Sketch. See "Note 13 — Acquisitions and Dispositions" and "Note 6 — Equity Investments" to the Company's Consolidated Financial Statements. Cash used in financing activities of $79.1 million during the year ended December 31, 2016, consisted primarily of $53.5 million for the repurchase of the Company's common stock, including a $50.0 million accelerated share repurchase program (see "Note 1 — Stock Repurchase Program" to the Company's Consolidated Financial Statements) and $32.7 million used to pay cash dividends, partly offset by $8.0 million received from the exercise of stock options.

In 2015, operating activities provided $114.2 million in cash and cash equivalents, as a result of $67.9 million from net income and $44.2 million from non-cash adjustments to net income which includes depreciation and amortization expenses, stock-based compensation expenses, software development project write-offs, and changes in deferred income taxes, as well as an increase of $2.1 million in the net change in operating assets and liabilities, including net change increases in cash and cash equivalents due to decreases of $17.2 million in inventory and $6.3 million in current assets, partly offset by an increase of $16.8 million in trade accounts receivable, net and $5.1 million in accrued liabilities. Cash used in investing activities of $37.8 million during the year ended December 31, 2015, consisted primarily of $34.2 million for property, plant and equipment expenditures, related to the purchase a manufacturing site in West Chicago, software development and machinery and equipment, and $4.2 million for acquisitions. Cash used in financing activities of $67.9 million during the year ended December 31, 2015, consisted primarily of $47.1 million for the repurchase of the Company's common stock, including a $25.0 million accelerated share repurchase program and $29.4 million used to pay cash dividends, partly offset by $9.7 million received from the exercise of stock options.

Capital Allocation Strategy

The Company has a strong cash position and remains committed to seeking growth opportunities in the building products range where it can leverage its expertise in engineering, testing, manufacturing and distribution to invest in and grow its business. Those opportunities include internal improvements or acquisitions that fit within the Company’s strategic growth plan. Additionally, we have financial flexibility and are committed to providing returns to our stockholders. Below are highlights of the Company’s capital allocation strategy since the beginning of 2016.

•
In August 2016, we acquired all the stock of MS Decoupe (a former customer of one of our subsidiaries) for a net cost of approximately $5.4 million. Our preliminary measurement of MS Decoupe assets acquired included goodwill and intangible assets of $3.1 million. In January 2017, we acquired Gbo Fastening Systems for approximately $10.2 million and CG Visions for approximately $20.8 million subject to specified holdback provisions and post-closing adjustments. Our final measurement of Gbo Fastening Systems' assets acquired resulted in a $6.3 million gain on a bargain purchase of a business. Our final measurement of CG Visions assets acquired included goodwill and intangible assets of $20.4 million. See "Note 13 — Acquisitions and Dispositions" to the Company's Consolidated Financial Statements.

•
In December 2016, we acquired a 25.0% equity interest in Ruby Sketch Pty Ltd. (“Ruby Sketch”) for $2.5 million, for which we account for our ownership interest using the equity accounting method. See "Note 6 — Equity Investments" to the Company's Consolidated Financial Statements.

•
Our capital spending in 2016 was $42.0 million and was primarily used for the purchase and build-out of our West Chicago, Illinois, chemical facility, manufacturing equipment and software development. Our capital spending in 2017 was $58.0 million primarily related to our real estate improvements, ERP software, machinery and equipment purchases, and software in development. Based on current information and subject to future events and circumstances, we estimate that our full-year 2018 capital spending will be approximately $30 million to $32 million, mostly for equipment replacement or upgrades, information technology upgrades and development of software, assuming all such projects will be completed by the end of 2018. Based on current information and subject to future events and circumstances, we estimate that our full year 2018 depreciation and amortization expense to be approximately $39 million to $40 million, of which approximately $34 million to $35 million is related to depreciation.

•
In April 2017, the Company’s Board of Directors raised the quarterly cash dividend by 16.7% to $0.21 per share. On January 29, 2018, the Board declared a cash dividend of $0.21 per share, estimated to be $9.8 million in total. Such dividend is scheduled to be paid on April 26, 2018, to stockholders of record on April 5, 2018.

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

•
In August 2016, the Company entered into a Supplemental Confirmation with Wells Fargo for a $50.0 million accelerated share repurchase program (the “2016 August ASR Program”), which has been completed. In June 2017, the Company entered into another Supplemental Confirmation for a $20.0 million accelerated share repurchase program with Wells Fargo (the “2017 June ASR Program”), which was completed in 2017. In December 2017, the Company entered into the $50 million 2017 December ASR Program with Wells Fargo. During February 2018, the Company received 182,171 shares of the Company's common stock pursuant to the 2017 December ASR Program, which constituted the final delivery thereunder. In total, the Company received 859,671 shares of the Company's common stock under the 2017 December ASR Program at an average price of $58.17 per share.

The following table presents the Company’s dividends paid and share repurchases for the year ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively, in aggregated amounts:

(in thousands)	Dividends Paid	Open Market Share Repurchases	Accelerated Share Repurchases	Total
January 1 - December 31, 2017	$36,981	$—	70,000	$106,981
January 1 - December 31, 2016	32,711	3,502	50,000	86,213
January 1 - December 31, 2015	29,352	22,144	25,000	76,496
Total	$99,044	$25,646	145,000	$269,690

As of December 31, 2017, approximately $151.5 million remained available under the $275.0 million repurchase authorization from August 2017, after taking into account final settlement of the 2017 December ASR Program that occurred in early February 2018.

Contractual Obligations

The following table summarizes our known material contractual obligations and commitments as of December 31, 2017:

	Payments Due by Period
	Total all periods	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years

Contractual Obligation (in thousands)
Long-term debt interest obligations (1)	$1,600	$450	$900	$250	$—
Operating lease obligations (2)	25,167	6,923	10,259	5,646	2,339
Capital lease obligations(3)	3,749	1,055	2,214	480	—
Purchase obligations (4)	45,452	42,833	1,358	1,261	—

Total	$75,968	$51,261	$14,731	$7,637	$2,339

(1)Includes interest payments on fixed-term debt, line-of-credit borrowings and annual facility fees on the Company’s primary line-of-credit facility. Interest on line-of-credit facilities was estimated based on historical borrowings and repayment patterns. The Company’s primary line-of-credit facility requires the Company pay an annual facility fee from 0.15% to 0.30%, depending on the Company’s leverage ratio, on the unused portion of the facilities.
(2)Includes real estate and auto leases and other equipment.
(3)Includes obligations under two lease agreements for certain office equipment. The interest rates for these two capital leases are 2.89% and 3.50%, respectively, and the two leases will mature in May 2021 and July 2021.
(4)Consists of other purchase commitments related to facility equipment, consulting services, minimum quantities of certain raw materials. The Company currently is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2017.

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

See “Item 3 — Legal Proceedings” above and “Note 9 — Commitments and Contingencies” to the Company’s Consolidated Financial Statements.

Inflation

The Company believes that the effect of inflation on the Company has not been material in the three most recent fiscal years ended December 31, 2017, 2016 and 2015, respectively, as general inflation rates have remained relatively low. The Company’s main raw material is steel. Increases in steel prices may adversely affect the Company’s gross profit margin if it cannot recover the higher costs through price increases of its products. See “Item 1 — Raw Materials” and “Item 1A — Risk Factors.”

Indemnification

In the normal course of business, to facilitate transactions of services and products, we have agreed to indemnify certain parties with respect to certain matters. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and the Company’s bylaws as permitted by the Company’s certificate of incorporation require the Company to indemnify corporate servants, including our officers and directors, to the fullest extent permitted by law. The Company maintains directors and officers liability insurance coverage to reduce its exposure to such obligations. The Company has not incurred significant obligations under indemnification provisions historically, and does not expect to incur significant obligations in the future. It is not possible to determine the maximum potential amount under these indemnities due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Accordingly, the Company has not recorded any liability for costs related these indemnities through December 31, 2017.

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

The translation adjustment on the Company's underlying assets and liabilities resulted in a decrease in accumulated other comprehensive income of $21.4 million for the year ended December 31, 2017, primarily due to the effect of the weakening of the United States dollar in relation to most foreign currencies during 2017.

Interest Rate Risk

The Company has no variable interest-rate debt outstanding. The Company estimates that a hypothetical 100 basis point change in U.S. interest rates would not be material to the Company’s operations taken as a whole.

Item 8. Consolidated Financial Statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Simpson Manufacturing Co., Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Simpson Manufacturing Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.
/s/ Grant Thornton LLP
San Francisco, California
February 28, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Simpson Manufacturing Co., Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Simpson Manufacturing Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 28, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Gbo Fastening Systems and CG Visions, wholly-owned subsidiaries, whose financial statements reflect total assets constituting 2.5 and 1.9 percent, respectively, and revenues constituting 4.3 and 0.6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. As indicated in Management’s Report, Gbo Fastening Systems and CG Visions were acquired during 2017. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Gbo Fastening Systems and CG Visions.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Grant Thornton LLP
San Francisco, California
February 28, 2018

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$168,514	$226,537
Trade accounts receivable, net	135,958	112,423
Inventories	252,996	232,274
Other current assets	26,473	14,013
Total current assets	583,941	585,247
Property, plant and equipment, net	273,020	232,810
Goodwill	137,140	124,479
Equity investment (see Note 6)	2,549	2,500
Intangible assets, net	29,326	22,864
Other noncurrent assets	11,547	12,074
Total assets	$1,037,523	$979,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Capital lease obligations - current portion	$1,055	$—
Trade accounts payable	31,536	27,674
Accrued liabilities	84,204	60,477
Accrued profit sharing trust contributions	7,054	6,549
Accrued cash profit sharing and commissions	9,416	10,527
Accrued workers’ compensation	3,226	3,569
Total current liabilities	136,491	108,796
Capital lease obligations - net of current portion	2,607	—
Deferred income tax and other long-term liabilities	13,647	5,336
Total liabilities	152,745	114,132
Commitments and contingencies (see Note 9)
Stockholders’ equity
Preferred stock, par value $0.01; authorized shares, 5,000; issued and outstanding shares, none	—	—
Common stock, par value $0.01; authorized shares, 160,000; issued and outstanding shares, 46,745 and 47,437 at December 31, 2017 and 2016, respectively	473	473
Additional paid-in capital	260,157	255,917
Retained earnings	676,644	642,422
Treasury stock	(40,000)	—
Accumulated other comprehensive loss	(12,496)	(32,970)
Total stockholders’ equity	884,778	865,842
Total liabilities and stockholders’ equity	$1,037,523	$979,974

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Net sales	$977,025	$860,661	$794,059
Cost of sales	530,761	448,211	435,140
Gross profit	446,264	412,450	358,919
Operating expenses:
Research and development and other engineering	47,616	46,248	46,196
Selling	114,903	98,343	90,663
General and administrative	144,738	129,162	113,428
Net gain on disposal of assets	(160)	(780)	(389)
	307,097	272,973	249,898
Income from operations	139,167	139,477	109,021
Loss in equity method investment, before tax	(86)	—	—
Interest income	389	570	655
Interest expense	(1,177)	(1,147)	(997)
Gain on bargain purchase of a business	6,336	—	—
Loss on disposal of a business	(211)	—	—
Income before taxes	144,418	138,900	108,679
Provision for income taxes	51,801	49,166	40,791
Net income	$92,617	$89,734	$67,888
Earnings per share of common stock:
Basic	$1.95	$1.87	$1.39
Diluted	$1.94	$1.86	$1.38
Weighted average number of shares of common stock outstanding
Basic	47,486	48,084	48,952
Diluted	47,774	48,295	49,181

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year End December 31,
	2017	2016	2015
Net income	$92,617	$89,734	$67,888
Other comprehensive income:
Translation adjustment, net of tax expense of $0, ($222) and ($57) for 2017, 2016 and 2015, respectively	21,418	(3,920)	(20,939)
Unamortized pension adjustments, net of tax benefit of $37, $88, and $82 for 2017, 2016 and 2015, respectively	(944)	(474)	(457)
Comprehensive income	$113,091	$85,340	$46,492

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2015, 2016 and 2017
(In thousands, except per share data)

			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings		Treasury Stock
	Shares	Par Value					Total
Balance at January 1, 2015	48,966	$489	$220,982	$649,174	$(7,180)	$—	$863,465
Net income	—	—	—	67,888	—	—	67,888
Translation adjustment, net of tax	—	—	—	—	(20,939)	—	(20,939)
Pension adjustment, net of tax	—	—	—	—	(457)	—	(457)
Options exercised	331	3	9,717	—	—	—	9,720
Stock-based compensation expense	—	—	10,997	—	—	—	10,997
Tax benefit of options exercised	—	—	(318)	—	—	—	(318)
Repurchase of common stock	(1,339)	—	—	—	—	(47,144)	(47,144)
Retirement of common stock	—	(13)	—	(47,131)	—	47,144	—
Cash dividends declared on common stock, $0.62 per share	—	—	—	(30,224)	—	—	(30,224)
Shares issued from release of restricted stock units	210	2	(3,718)	—	—	—	(3,716)
Common stock issued at $34.32 per share	16	—	552	—	—	—	552
Balance at December 31, 2015	48,184	481	238,212	639,707	(28,576)	—	849,824
Net income	—	—	—	89,734	—	—	89,734
Translation adjustment, net of tax	—	—	—	—	(3,920)	—	(3,920)
Pension adjustment, net of tax	—	—	—	—	(474)	—	(474)
Options exercised	270	3	7,973	—	—	—	7,976
Stock-based compensation expense	—	—	13,186	—	—	—	13,186
Tax benefit of options exercised	—	—	251	—	—	—	251
Repurchase of common stock	(1,244)	—	—	—	—	(53,502)	(53,502)
Retirement of common stock		(13)	—	(53,489)		53,502	—
Cash dividends declared on common stock, $0.70 per share	—	—	—	(33,530)	—	—	(33,530)
Shares issued from release of restricted stock units	217	2	(4,020)	—	—	—	(4,018)
Common stock issued at $32.45 per share	10	—	315	—	—	—	315
Balance at December 31, 2016	47,437	473	255,917	642,422	(32,970)	—	865,842
Net income	—	—	—	92,617	—		92,617
Translation adjustment, net of tax	—	—	—	—	21,418	—	21,418
Pension adjustment, net of tax	—	—	—	—	(944)	—	(944)
Options exercised	223	3	6,607	—	—	—	6,610
Stock-based compensation expense	—	—	12,565	—	—	—	12,565
Repurchase of common stock	(1,138)	—	(10,000)	—	—	(60,000)	(70,000)
Retirement of common stock	—	(5)	—	(19,995)	—	20,000	—
Cash dividends declared on common stock, $0.81 per share	—	—	—	(38,400)	—	—	(38,400)
Shares issued from release of restricted stock units	214	2	(5,343)	—	—	—	(5,341)
Common stock issued at $44.26 per share	9	—	411	—	—	—	411
Balance at December 31, 2017	46,745	$473	$260,157	$676,644	$(12,496)	$(40,000)	$884,778

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$92,617	$89,734	$67,888
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(160)	(780)	(389)
Depreciation and amortization	33,724	27,927	26,821
Write-off of software development project	676	2,212	3,140
Loss in equity method investment, before tax	86	—	—
Gain (adjustment) on bargain purchase of a business	(6,336)	—	—
Loss on disposal of a business	211	—	—
Gain on contingent consideration adjustment	—	—	(245)
Deferred income taxes	6,299	(869)	2,537
Noncash compensation related to stock plans	13,908	13,946	11,958
Excess tax benefit of options exercised and restricted stock units vested	—	(273)	(78)
Recovery (provision) of doubtful accounts	66	(83)	440
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Trade accounts receivable	(17,822)	(7,548)	(16,818)
Inventories	(6,580)	(36,617)	17,208
Other current assets	(2,016)	(2,180)	6,274
Other noncurrent assets	513	336	(1,301)
Trade accounts payable	1,157	5,785	(1,035)
Accrued liabilities	10,130	4,290	(1,432)
Accrued profit sharing trust contributions	498	757	417
Accrued cash profit sharing and commissions	(1,246)	2,064	2,530
Long-term liabilities	(718)	242	(2,930)
Accrued workers’ compensation	(343)	(1,024)	492
Income taxes payable	(5,599)	1,046	2,446
Net cash provided by operating activities	119,065	98,965	117,923
Cash flows from investing activities
Capital expenditures	(58,041)	(42,002)	(34,186)
Assets acquisitions, net of cash acquired	(27,921)	(5,361)	(4,179)
Equity investments	—	(2,500)	—
Loan repayment by customer	—	—	244
Proceeds from sale of property and equipment	681	1,320	293
Proceeds from sale of a business	9,466	—	—
Net cash used in investing activities	(75,815)	(48,543)	(37,828)
Cash flows from financing activities
Repayment of long-term borrowings and capital leases	(354)	—	(17)
Repayment of debt and line of credit borrowings	(400)	—	—
Deferred and contingent consideration paid for asset acquisitions	(205)	(27)	(1,177)
Debt issuance costs	—	(1,125)	—
Repurchase of common stock	(70,000)	(53,502)	(47,144)
Issuance of Company’s common stock	6,610	7,976	9,720
Excess tax benefit of options exercised and restricted stock units vested	—	273	78
Dividends paid	(36,981)	(32,711)	(29,352)
Cash paid on behalf of employees for shares withheld	(5,341)	(4,018)	(3,716)
Net cash used in financing activities	(106,671)	(83,134)	(71,608)
Effect of exchange rate changes on cash	5,398	424	(9,969)
Net decrease in cash and cash equivalents	(58,023)	(32,288)	(1,482)
Cash and cash equivalents at beginning of year	226,537	258,825	260,307
Cash and cash equivalents at end of year	$168,514	$226,537	$258,825
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
Interest	$121	$284	$249
Income taxes	50,832	49,425	34,008
Noncash activity during the year for
Noncash capital expenditures	$1,533	$2,318	$1,214
Capital lease obligations	3,750	—	—
Contingent consideration for acquisition	1,314	—	—
Issuance of Company's common stock for compensation	411	315	552
Dividends declared but not paid	9,954	8,535	7,716

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Operations and Summary of Significant Accounting Policies

Nature of Operations

Simpson Manufacturing Co., Inc., through Simpson Strong-Tie Company Inc. and its other subsidiaries (collectively, the “Company”), focuses on designing, manufacturing, and marketing systems and products to make buildings and structures safe and secure. The Company designs, engineers and is a leading manufacturer of wood construction products, including connectors, truss plates, fastening systems, fasteners and shearwalls, and concrete construction products, including adhesives, specialty chemicals, mechanical anchors, powder actuated tools and fiber reinforcing materials. The Company markets its products to the residential construction, industrial, commercial and infrastructure construction, remodeling and do-it-yourself markets.

The Company operates exclusively in the building products industry. The Company’s products are sold primarily in the United States, Canada, Europe and Pacific Rim. The Company closed its sales office in Asia in 2015 and its revenues have some geographic market concentration in the United States. A portion of the Company’s business is therefore dependent on economic activity within the North America segment. The Company is dependent on the availability of steel, its primary raw material.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries. Investments in 50% or less owned entities are accounted for using either cost or the equity method. The Company consolidates all variable interest entities ("VIEs") where it is the primary beneficiary. There were no VIEs as of December 31, 2017 or 2016. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, as amended from time to time ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's actual results could differ from those estimates.

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

As of December 31, 2017 and 2016, the Company’s investments consisted of only money market funds, which are the Company’s primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. The balance of the Company’s primary financial instruments was as follows:

(in thousands)	At December 31,
	2017	2016
Money market funds	$5,293	$2,832

The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions is classified as Level 3 within the fair value hierarchy as it is based on unobserved inputs such as management estimates and entity-specific assumptions and is evaluated on an ongoing basis. As of December 31, 2017, the estimated fair value of the Company's contingent consideration was approximately a total of $1.3 million, which was mostly based on the use of the Monte Carlo method of valuation.

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

The “Intangibles—Goodwill and Other” topic of the FASB ASC provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company capitalizes qualified external costs and internal costs related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software costs primarily include purchased software, internal costs and external consulting fees. Capitalized software projects are amortized over the estimated useful lives of the software.

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

Product and Software Research and Development Costs

Product research and development costs, which are included in operating expenses and are charged against income as incurred, were $10.6 million, $10.8 million and $12.0 million in 2017, 2016 and 2015, respectively. The types of costs included as product research and development expenses was revised in 2017 and prior years to include all related personnel costs including salary, benefits, retirement, stock-based compensation costs, as well as computer and software costs, professional fees, supplies, tools and maintenance costs. In 2017, 2016 and 2015, the Company incurred software development expenses related to its expansion into the plated truss market and some of the software development costs were capitalized. See "Note 5 — Property, Plant and Equipment." The Company amortizes acquired patents over their remaining lives and performs periodic reviews for impairment. The cost of internally developed patents is expensed as incurred.

Selling Costs

Selling costs include expenses associated with selling, merchandising and marketing the Company’s products. Major components of these expenses are personnel, sales commissions, facility costs such as rent, depreciation and utilities, professional services, information technology costs, sales promotion, advertising, literature and trade shows.

Advertising Costs

Advertising costs are included in selling expenses, are expensed when the advertising occurs, and were $9.6 million, $7.1 million and $6.4 million in 2017, 2016, and 2015, respectively.

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
This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws in the year of enactment. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). Further information on the tax impacts of the Tax Reform Act is included in Note 10 — Income Taxes of the Company’s consolidated financial statements.

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

Common Stock

Subject to the rights of holders of any preferred stock that may be issued in the future, holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors (the "Board") out of legally available funds, and in the event of liquidation, dissolution or winding-up of the Company, to share ratably in all assets available for distribution. The holders of common stock have no preemptive or conversion rights. Subject to the rights of any preferred stock that may be issued in the future, the holders of common stock are entitled to one vote per share on any matter submitted to a vote of the stockholders. A director in an uncontested election is elected if the votes cast “for” such director’s election exceed the votes cast “against” such director’s election, except that, if a stockholder properly nominates a candidate for election to the Board, the candidates with the highest number of affirmative votes (up to the number of directors to be elected) are elected. There are no redemption or sinking fund provisions applicable to the common stock.

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

Stock Repurchase Program

At its meeting in August 2016, the Board authorized the Company to repurchase up to $125 million of its common stock. This authorization increased and extended the $50.0 million repurchase authorization from February 2016. For the fiscal year ended December 31, 2016, the Company purchased a total of 1,244,003 shares of its common stock at an average price of $43.01, which included 1,137,656 shares purchased pursuant to the $50.0 million accelerated share repurchase program ("2016 ASR Program") that the Company entered into with Wells Fargo Bank, National Association ("Wells Fargo") in August 2016. As of December 31, 2016, the 2016 ASR Program was completed at an average share price of $43.95 per share. All shares repurchased during 2016 were retired.

At its meeting in August 2017, the Board authorized the Company to repurchase up to $275.0 million of the its common stock. This authorization increased and extended the $125.0 million repurchase authorization from August 2016 and will remain in effect through December 31, 2018. For the fiscal year ended December 31, 2017, the Company purchased a total of 1,138,387 shares of its common stock for a total of $60.0 million through accelerated share repurchase programs that the Company entered into with Wells Fargo, which included 460,887 shares purchased at an average share price of $43.39 per share pursuant to a $20.0 million accelerated share repurchase program initiated in June 2017 (the "2017 June ASR Program"), and 677,500 shares received at an average share price of $59.04 per share, or $40.0 million, pursuant to a $50.0 million accelerated share repurchase program initiated in December 2017 (the "2017 December ASR Program"). The final delivery under the 2017 December ASR Program was made in February 2018. See Note 15 - "Subsequent Events." As of December 31, 2017, 460,887 shares were retired, 677,500 shares were held as treasury shares and approximately $151.5 million remained available for share repurchases through December 31, 2018 under the Board current authorization.

See the "Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015."

Net Income per Share

Basic net income per common share is computed based on the weighted average number of common shares outstanding. Potentially dilutive shares, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following shows a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	Fiscal Year Ended December 31,
(in thousands, except per-share amounts)	2017	2016	2015
Net income available to common stockholders	$92,617	$89,734	$67,888

Basic weighted average shares outstanding	47,486	48,084	48,952
Dilutive effect of potential common stock equivalents	288	211	229
Diluted weighted average shares outstanding	47,774	48,295	49,181
Net earnings per share:
Basic	$1.95	$1.87	$1.39
Diluted	$1.94	$1.86	$1.38

For the year ended December 31, 2017, 2016, and 2015, no potential common shares with anti-dilutive effect were included in the calculation of diluted net income per share.

Comprehensive Income or Loss

Comprehensive income is defined as net income plus other comprehensive income or loss. Other comprehensive income or loss consists of changes in cumulative translation adjustments and changes in unamortized pension adjustments recorded directly in accumulated other comprehensive income within stockholders’ equity. The following shows the components of accumulated other comprehensive income or loss as of December 31, 2017 and 2016, respectively:

	Foreign Currency Translation	Pension Benefit	Total
(in thousands)
Balance at January 1, 2015	$(6,613)	$(567)	$(7,180)
Other comprehensive income before reclassification net of tax benefit (expense) of ($57) and $82, respectively	(20,708)	(457)	(21,165)
Amounts reclassified from accumulative other comprehensive income, net of $0 tax	(231)		(231)
Balance at December 31, 2015	(27,552)	(1,024)	(28,576)
Other comprehensive loss net of tax benefit (expense) of ($222) and $87, respectively	(3,920)	(474)	(4,394)
Balance at December 31, 2016	(31,472)	(1,498)	(32,970)
Other comprehensive loss net of tax benefit (expense) of $0 and $36, respectively	21,273	(944)	20,329
Amounts reclassified from accumulative other comprehensive income, net of $0 tax	145	—	145
Balance at December 31, 2017	$(10,054)	$(2,442)	$(12,496)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in money market funds and trade accounts receivable. The Company maintains its cash in demand deposit and money market accounts held primarily at 17 banks.

Accounting for Stock-Based Compensation

The Company recognizes stock-based expenses related to stock options and restricted stock awards on a straight-line basis, net of forfeitures, over the requisite service period of the awards, which is generally the vesting term of four years. Stock-based expenses related to performance share grants are measured based on grant date fair value and expensed on a straight-line basis over the service period of the awards, which is generally the vesting term of three years. The assumptions used to calculate the fair value of options or restricted stock units are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

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

The Company has determined that the S&P Clever reporting unit includes nine components: S&P Switzerland, S&P Poland, S&P Austria, S&P The Netherlands, S&P Portugal, S&P Germany, S&P France, S&P Nordic, and S&P Spain (collectively, the "S&P Components”). The Company aggregates the S&P Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the S&P Components working in concert. The S&P Components are economically similar because of a number of factors, including sharing assets and services such as intellectual property, manufacturing assets for certain products, research and development projects, manufacturing processes, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the S&P Components level and costs are allocated among the S&P Components.

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

The 2017, 2016 and 2015 annual testing of goodwill for impairment did not result in impairment charges.

The Denmark reporting unit passed Step 1 of the annual 2017 impairment test by a 8.3% margin indicating an estimated fair value greater than its net book value and was the only reporting unit with a fair value greater than net book value margin of less than 10%. The Denmark reporting unit is sensitive to management’s plans for increasing sales and operating margins. The Denmark reporting unit’s failure to meet management’s objectives could result in future impairment of some or all of the Denmark reporting unit’s goodwill, which was $7.1 million at December 31, 2017.

Key assumptions used in Step 1 of the Company's annual goodwill impairment test included compound annual growth rates (“CAGR”) and average annual pre-tax operating margins during the forecast period, multiple and discount rates. A sensitivity assessment for the key assumptions included in the 2017 goodwill impairment test on the Denmark reporting unit is as follows:

•
A 500 basis point hypothetical increase in the discount rate, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value, and thus it would not result in the reporting unit failing Step 1 of the goodwill impairment test;

•
A 210 basis point hypothetical decrease in the multiple rate, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value, and thus it would not result in the reporting unit failing Step 1 of the goodwill impairment test;

•	A 139 basis point hypothetical percentage decrease in the CAGR, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value and

•	A 37% hypothetical decrease in average annual pre-tax operating profit, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value.

The assets and liabilities of acquired businesses are recorded under the acquisition method of accounting at their estimated fair values at the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying identifiable net assets of acquired businesses. The annual changes in the carrying amount of goodwill, by segment, as of December 31, 2016 and 2017, were as follows, respectively:

(in thousands)	North America	Europe	Asia Pacific	Total
Balance as of January 1, 2016:
Goodwill	$96,500	$50,135	$1,396	$148,031
Accumulated impairment losses	(10,666)	(13,415)	—	(24,081)
	85,834	36,720	1,396	123,950
Goodwill acquired	—	1,848	—	1,848
Foreign exchange	93	(952)	(21)	(880)
Reclassifications (1)	(439)	—	—	(439)
Balance as of December 31, 2016:				0
Goodwill	96,154	51,031	1,375	148,560
Accumulated impairment losses	(10,666)	(13,415)	—	(24,081)
	85,488	37,616	1,375	124,479
Goodwill acquired	10,066	—	—	10,066
Foreign exchange	198	2,472	114	2,784
Reclassifications(2)	3	(192)	—	(189)
Balance as of December 31, 2017:				0
Goodwill	106,421	53,311	1,489	161,221
Accumulated impairment losses	(10,666)	(13,415)	—	(24,081)
	$95,755	$39,896	$1,489	$137,140
 (1) Reclassifications in 2016 of $0.2 million in patents, $0.1 million in non-compete agreements, $46 thousand in customer relationships and other assets, with a corresponding $0.4 million decrease in goodwill related to the EBTY acquisition.
(2) Reclassifications in 2017 were $3 thousand and $192 thousand in other assets, with a corresponding $189 thousand decrease in goodwill related to CG
Visions and MS Decoupe acquisitions.

Amortizable Intangible Assets
Intangible assets from acquired businesses are recognized at their estimated fair values at the date of acquisition and consist of patents, unpatented technology, non-compete agreements, trademarks, customer relationships and other intangible assets. Finite-lived intangibles are amortized to expense over the applicable useful lives, ranging from three to 21 years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows. The Company performs an impairment test of finite-lived intangibles whenever events or changes in circumstances indicate their carrying value may be impaired.
The total gross carrying amount and accumulated amortization of intangible assets subject to amortization at December 31, 2017, were $54.5 and $25.2 million, respectively. The aggregate amount of amortization expense of intangible assets for the years ended December 31, 2017, 2016 and 2015 was $6.2 million, $6.0 million and $6.1 million, respectively.

The annual changes in the carrying amounts of patents, unpatented technologies, customer relationships and non-compete agreements and other intangible assets subject to amortization as of December 31, 2016, and 2017 were as follows, respectively:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents
Balance at January 1, 2016	$1,513	$(379)	$1,134
Amortization	—	(149)	(149)
Reclassification(1)	212	—	212
Foreign exchange	(7)	—	(7)
Balance at December 31, 2016	1,718	(528)	1,190
Acquisition	800	—	800
Amortization	—	(187)	(187)
Foreign exchange	2	—	2
Removal of fully amortized assets	(170)	170	—
Balance at December 31, 2017	$2,350	$(545)	$1,805
 (1) Reclassifications in 2016 of $0.2 million in patents, $0.1 million in non-compete agreements, $46 thousand in customer relationships and other assets, with a corresponding $0.4 million decrease in goodwill related to the EBTY acquisition

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unpatented Technology
Balance at January 1, 2016	$21,604	$(8,656)	$12,948
Amortization	—	(2,058)	(2,058)
Reclassifications (1)	1,512	—	1,512
Foreign exchange	(243)	—	(243)
Removal of fully amortized assets	(1,711)	1,711	—
Balance at December 31, 2016	21,162	(9,003)	12,159
Amortization	—	(1,976)	(1,976)
Foreign exchange	505	$—	505
Balance at December 31, 2017	$21,667	$(10,979)	$10,688
 (1) Reclassifications in 2016 of $1.5 million in unpatented technology for completed indefinite-lived in-process research and development ("IPR&D"), with a corresponding reduction in IPR&D intangibles.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Compete Agreements, Trademarks and Other

Balance at January 1, 2016	$10,578	(7,203)	3,375
Acquisition	1,212	—	1,212
Amortization	—	(2,040)	(2,040)
Foreign exchange	(39)	—	(39)
Reclassifications(1)	119	—	119
Removal of fully amortized assets	(5,143)	5,143	—
Balance at December 31, 2016	6,727	(4,100)	2,627
Acquisition	9,260	—	9,260
Amortization	—	(2,495)	(2,495)
Foreign exchange	16	—	16
Removal of fully amortized asset	(3,778)	3,778	—
Balance at December 31, 2017	$12,225	$(2,817)	$9,408
(1) Reclassifications in 2016 of $0.2 million in patents, $0.1 million in non-compete agreements, $46 thousand in customer relationships and other assets, with a corresponding $0.4 million decrease in goodwill related to the EBTY acquisition.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships
Balance at January 1, 2016	$21,242	(13,152)	8,090
Acquisition	—	—	—
Amortization	—	(1,793)	(1,793)
Reclassifications(1)	46	—	46
Foreign exchange	(71)	—	(71)
Balance at December 31, 2016	21,217	(14,945)	6,272
Acquisition	1,091	—	1,091
Amortization	—	(1,574)	(1,574)
Reclassifications (2)	626	—	626
Foreign exchange	394	—	394
Removal of fully amortized assets	(5,650)	5,650	—
Balance at December 31, 2017	$17,678	$(10,869)	$6,809
    (1) Reclassifications in 2016 of $0.2 million to patents, $0.1 million in non-compete agreements, $46 thousand in customer relationships and other assets, with a corresponding $0.4 million decrease in goodwill related to the EBTY acquisition.
   (2) Reclassifications in 2017 of $0.6 million in customer relationships with a corresponding $0.6 million decrease in other assets related to the MS Decoupe acquisition.

At December 31, 2017, estimated future amortization of intangible assets was as follows:

(in thousands)

2018	$5,352
2019	5,260
2020	5,230
2021	4,751
2022	2,859
Thereafter	5,258
$28,710

Indefinite-Lived Intangible Assets

As of December 31, 2017, the only indefinite-lived intangible asset, consisting of a trade name, totaled $0.6 million.

Amortizable and indefinite-lived assets, net, by segment, as of December 31, 2016 and 2017, respectively, were as follows:

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Total Intangible Assets
North America	$23,562	$(13,811)	$9,751
Europe	27,880	(14,767)	13,113
Total	$51,442	$(28,578)	$22,864

	At December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Total Intangible Assets
North America	$30,775	$(13,732)	$17,043
Europe	23,762	(11,479)	12,283
Total	$54,537	$(25,211)	$29,326

Recently Adopted Accounting Standards

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718),
Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amends existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. On January 1, 2017, the Company adopted ASU 2016-09.

This new guidance requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement and classified as an operating activity in the statement of cash flows. The Company prospectively adopted this guidance with the tax impact of a $1.1 million tax benefit recognized in the consolidated income statements and classified it as an operating activity in the consolidated statement of cash flows. The guidance also requires a policy election either to estimate the number of awards that are expected to vest or to account for forfeitures whenever they occur. The Company did not change its policy for calculating accrual compensation costs by estimating the number of awards that are expected to vest. Therefore, when the Company adopted this guidance, there was no recognized cumulative effect adjustment to retained earnings. In addition, this guidance requires cash paid by an employer, when directly withholding shares for tax withholding purposes, to be classified in the statement of cash flows as a financing activity, which differs from the Company's previous method of classification of such cash payments as an operating activity. Accordingly, the Company applied this provision retrospectively for the twelve months ended December 31, 2017 and 2016, and reclassified $1.3 million and $4.3 million, respectively, from operating activities to financing activities in the condensed consolidated statements of cash flows.

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
ASU 2015-17 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted prospectively ASU 2015-17 in the first quarter of 2016, resulted in the Company offsetting all of its deferred income tax assets and liabilities, as of January 1, 2016, by taxing jurisdictions and classifying those balances as noncurrent. The result was a $4.1 million increase in "Other noncurrent assets," from $6.7 million to $10.8 million, and a $12.1 million decrease in "Deferred income tax and other long-term liabilities," from $16.5 million to $4.4 million.

All other issued and effective accounting standards during 2017 were determined to be not relevant or material to the Company.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (later codified as ASC 606), Revenue from Contracts with Customers (“ASC 606”), which supersedes nearly all existing revenue recognition guidance under GAAP. ASC 606 provides a five-step model for revenue recognition to be applied to all revenue contracts with customers. The five-step model includes: (1) determination of whether a contract, an agreement between two or more parties that creates legally enforceable rights and obligations, exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligations are satisfied. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The standard is effective for annual and interim periods beginning after December 15, 2017 and permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company will adopt the new standard effective January 1, 2018 using the modified retrospective approach.

We completed our review of customer contracts and do not expect the adoption of this standard will materially impact the amount or timing of revenue recognized.  The guidance requires the Company to estimate and record variable consideration resulting from rebates and other pricing allowances at contract inception.  Net sales will not be materially impacted as a result of adoption as the Company currently records estimated rebates and allowances as reductions to revenue.  Under current revenue recognition guidance, revenue from the sale of our finished goods is recognized at the point in time when all revenue recognition criteria are met, which typically occurs when products are shipped from our facilities with the Company’s general shipping terms. Based on the nature of our contracts, we expect to continue to recognize revenue from the sale of our finished goods upon shipment, which is the point in time when control is transferred to the customer.  Accordingly, the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements. The Company is identifying and preparing to implement changes to our accounting policies and practices, business processes, systems and controls to support the enhanced disclosure requirements of ASC 606.

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

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). ASU 2018-02 allows a reclassification from Accumulated other Comprehensive Income to Retained Earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. Early adoption of ASU 2018-02 is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

2.	Stock-Based Compensation

The Company currently maintains an equity incentive plan, the Simpson Manufacturing Co., Inc. Amended and Restated 2011 Incentive Plan (the “2011 Plan”). The 2011 Plan amended and restated in their entirety, and incorporated and superseded, both the Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”), which was principally for the Company’s employees, and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”), which was for the Company's independent directors. Awards previously granted under the 1994 Plan or the 1995 Plan will not be affected by the adoption of the 2011 Plan and will continue to be governed by the 1994 Plan or the 1995 Plan, respectively.

The Company generally granted options under each of the 1994 Plan and the 1995 Plan once each year. Options vest and expire according to terms established at the grant date. Shares of common stock issued on exercise of stock options under the 1994 Plan and the 1995 Plan are registered under the Securities Act of 1933, as amended (the "Securities Act").

Under the 2011 Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock and restricted stock units, although the Company currently intends to award primarily performance-based and/or time-based restricted stock units ("RSUs"), and to a lesser extent, if at all, non-qualified stock options. The performance-based RSUs may vest, only if the applicable Company-wide or profit-center operating goals, or both, or strategic goals, established by the Compensation and Leadership Development Committee (the “Committee”) of the Board, are met.

The Company does not currently intend to award incentive stock options or restricted stock. Under the 2011 Plan, no more than 16.3 million shares of the Company’s common stock in aggregate may be issued including shares already issued pursuant to prior awards granted under the 2011 Plan and shares issued on exercise of options previously granted under the 1994 Plan and the 1995 Plan. Shares of common stock underlying awards to be issued pursuant to the 2011 Plan are registered under the Securities Act.

The Company granted RSUs under the 2011 Plan in 2015, 2016 and 2017 to its employees, including officers, and directors. The fair value of each RSU award is estimated on the measurement date as determined in accordance with GAAP and is based on the closing price of shares of the Company’s common stock on the day preceding the measurement date. The fair value excludes the present value of the dividends that the RSUs do not participate in. The RSUs granted to the Company’s employees may be time-based, performance-based or time- and performance-based. The restrictions on a portion of the time-based RSUs generally lapse pursuant to a vesting schedule. The restrictions on the performance-based RSUs generally lapse following a performance period, and the underlying shares of the Company’s common stock are subject to performance-based adjustment before becoming vested. The time- and performance-based RSUs require the underlying shares of the Company’s common stock to be subject to performance-based adjustment before starting to vest according to a vesting schedule.

The following table shows the Company’s stock-based compensation activity:

	Fiscal Years Ended December 31,
(in thousands)	2017	2016	2015
Stock-based compensation expense recognized in operating expenses	$12,744	$13,113	$11,212
Tax benefit of stock-based compensation expense in provision for income taxes	4,575	4,757	3,987
Stock-based compensation expense, net of tax	$8,169	$8,356	$7,225
Fair value of shares vested	$11,043	$13,186	$10,997
Proceeds to the Company from the exercise of stock-based compensation	$6,610	$7,976	$9,720
Tax benefit from exercise of stock-based compensation, including shortfall tax benefits	$—	$(251)	$(318)

The stock-based compensation expense included in cost of sales, research and development and engineering expense, selling expense, or general and administrative expense depends on the job functions performed by the employees to whom the stock options were granted, or the restricted stock units were awarded. Stock-based compensation cost capitalized in inventory was $0.2 million in 2017, and was $0.4 million in both 2016 and 2015, respectively.

The following table summarizes the Company’s unvested restricted stock unit activity for the year ended December 31, 2017:

	Shares (in thousands)	Weighted- Average Price	Aggregate Intrinsic Value * (in thousands)
Unvested Restricted Stock Units (RSUs)
Outstanding at January 1, 2017	615	$31.81	$26,915
Awarded	589	38.79
Vested	(336)	32.85
Forfeited	(172)	35.96
Outstanding at December 31, 2017	696	$35.34	$39,976
Outstanding and expected to vest at December 31, 2017	690	$35.33	$39,609

*  The intrinsic value for outstanding and expected to vest is calculated using the closing price per share of $57.41, as reported by the New York Stock Exchange on December 31, 2017.

On February 4, 2017, 579,139 RSUs were awarded to the Company's employees, including officers, at an estimated fair value of $38.74 per share, based on the closing price on February 3, 2017 of $43.42 per share and adjusted for certain market factors, and to a lesser extent, the present value of dividends. On May 16, 2017, 10,066 RSUs were awarded to each of the Company’s seven non-employee directors at an estimated fair value of $41.52 per share based on the closing price on May 15, 2017, which RSUs vested fully on the date of the grant.

The total intrinsic value of RSUs vested during the years ended December 31, 2017, 2016 and 2015 was $14.7 million, $10.8 million and $10.3 million, respectively, based on the market value on the award date.

No stock options were granted under the 2011 Plan in 2015, 2016 or 2017.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2017:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value* (in thousands)
Non-Qualified Stock Options
Outstanding at January 1, 2017	251	$29.66	1.1	$3,538
Exercised	(223)	$29.66
Forfeited	—	$—
Outstanding and exercisable at December 31, 2017	28	$29.66	0.1	$780

 * The intrinsic value as of December 31, 2017 represents the amount by which the fair market value of the underlying common stock exceeds the exercise price of the option, and is calculated using the closing price per share of $57.41, as reported by the New York Stock Exchange on December 31, 2017.

The total intrinsic value of stock options exercised during each of the three years ended December 31, 2017, 2016 and 2015, was $4.6 million, $3.1 million and $2.4 million, respectively.

As of December 31, 2017, there was $10.2 million total unrecognized compensation cost related to unvested stock-based compensation arrangements under the 2011 Plan for awards made through December 31, 2017, which is expected to be recognized over a weighted-average period of 1.8 years.

On February 15, 2018, approximately 186 thousand RSUs were awarded to the Company's employees, including officers. The Company's closing price of its stock was $57.16 on February 14, 2018. The fair value of the awards has not yet been determined, but the Company expects it will be less after adjustment for expected dividends the RSUs do not participate in.

Stock Bonus Plan

The Company also maintains a stock bonus plan, the Simpson Manufacturing Co., Inc. 1994 Employee Stock Bonus Plan (the “Stock Bonus Plan”), whereby it awards shares of the Company’s common stock to employees, who do not otherwise participate in any of the Company’s equity-based incentive plans and meet minimum service requirements as determined by the Committee. The number of shares awarded, as well as the required period of service, is determined by the Committee. Shares have generally been issued under the Stock Bonus Plan following the year in which the respective employee reached his or her tenth, twentieth, thirtieth, fortieth or fiftieth anniversary of employment with the Company or any direct or indirect subsidiary thereof. The Company committed to issuing 12 thousand shares for 2017, (8,100 shares to be issued and 3,900 shares of which are expected to be settled in cash for the Company's foreign employees). In 2016 and 2015, the Company issued 12 thousand and 10 thousand shares, respectively. As a result, we recorded pre-tax compensation charges of $1.2 million, $0.8 million and $0.7 million for each of the years ended December 31, 2017, 2016 and 2015, respectively. Employees are also awarded cash bonuses as included in these charges, to compensate for income taxes payable as a result of the stock bonuses.

3.	Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	December 31,
(in thousands)	2017	2016
Trade accounts receivable	$139,910	$116,368
Allowance for doubtful accounts	(996)	(895)
Allowance for sales discounts	(2,956)	(3,050)
	$135,958	$112,423

The Company sells products on credit and generally does not require collateral.

4.	Inventories

The components of inventories consisted of the following:

	December 31,
(in thousands)	2017	2016
Raw materials	$91,022	$86,524
In-process products	26,849	20,902
Finished products	135,125	124,848
	$252,996	$232,274

5.	Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2017	2016
Land	$33,087	$32,127
Buildings and site improvements	212,817	183,882
Leasehold improvements	4,684	5,550
Machinery and equipment	300,334	248,861
	550,922	470,420
Less accumulated depreciation and amortization	(299,907)	(273,302)
	251,015	197,118
Capital projects in progress	22,005	35,692
	$273,020	$232,810

Included in property, plant and equipment at December 31, 2017 and 2016, are fully depreciated assets with an original cost of $189.9 million and $166.7 million, respectively. These fully depreciated assets are still in use in the Company’s operations.

The Company capitalizes certain development costs associated with internal use software, including external direct costs of materials and services and payroll costs for employees devoting time to a software project. As of December 31, 2017 and 2016, depreciable capitalized software development costs were $20.5 million and $4.6 million, respectively, and included in capital projects in progress at December 31, 2017 and 2016, were software in development costs of $12.2 million and $13.5 million, respectively. The approximate $29.0 million increase in buildings and site improvements was primarily related to $21.2 million improvement costs associated with the manufacturing facility in West Chicago and the expansion of the McKinney facility.

Depreciation expense, including depreciation of equipment and software acquired through capital lease arrangements, was $27.3 million, $21.6 million and $20.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

6. Equity Investments

In December 2016, the Company acquired a 25.0% equity interest in Ruby Sketch Pty Ltd. (“Ruby Sketch”), an Australian proprietary limited company, for $2.5 million. The Company has accounted for its ownership interest using the equity accounting method and recognized Ruby Sketch investment as an asset at cost. The investment will fluctuate in future periods based on the Company’s allocable share of earnings or losses from the investment which is recognized through earnings.

Ruby Sketch develops software that assists in designing residential structures, primarily used in Australia and potentially for the North America market. The Company’s future relationship with Ruby Sketch also could potentially include the specification of the Company’s products in Ruby Sketch's software. The Company has no obligation to make any additional capital contributions to Ruby Sketch.

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2017	2016
Sales incentive and advertising accruals	$31,143	$25,761
Vacation liability	8,993	7,432
Dividend payable	9,954	8,535
Labor related liabilities	16,970	8,431
Sales taxes payable and other	17,144	10,318
	$84,204	$60,477

8.	Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at December 31, 2017 was $304.2 million including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300.0 million in available credit, which expires on July 23, 2021. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of United States dollars appearing on Reuters LIBOR1screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at December 31, 2017, the LIBOR Rate was 1.49%, or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio.

In addition to the $300.0 million credit facility, the Company’s borrowing capacity under other revolving credit lines totaled $4.0 million at December 31, 2017. The other revolving credit lines charge interest ranging from 0.47% to 8.50% and have maturity dates from March 2017 to December 2018. The Company had no outstanding balance on any of its revolving credit lines at December 31, 2017 and 2016, respectively.

The Company and its subsidiaries are required to comply with various affirmative and negative covenants. The covenants include provisions that would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations. The Company was in compliance with its financial covenants under the loan agreement as of December 31, 2017.

The Company incurs interest costs, which include interest, maintenance fees and bank charges. The amount of costs incurred, capitalized, and expensed for the years ended December 31, 2017, 2016 and 2015, consisted of the following:

	Years Ended December 31,
	2017	2016	2015
Interest costs incurred	$1,249	$1,167	$1,133
Less: Interest capitalized	(72)	(20)	(136)
Interest expense	$1,177	$1,147	$997

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

As of December 31, 2017, the current portion of the outstanding liability for the leased equipment was approximately $1.1 million and the long-term portion was approximately $2.6 million.

9.	Commitments and Contingencies

Leases

Certain properties occupied by the Company are leased. The leases expire at various dates through 2026 and generally require the Company to assume the obligations for insurance, property taxes and maintenance of the facilities.

Rental expense for 2017, 2016 and 2015 with respect to all leased property was approximately $6.4 million, $5.9 million and $6.6 million, respectively.

At December 31, 2017, minimum rental commitments under all non-cancelable leases were as follows:

(in thousands)

2018	$6,923
2019	5,787
2020	4,472
2021	3,376
2022	2,270
Thereafter	2,339
Total	$25,167

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

At December 31, 2017, other contractual obligations were as follows:

(in thousands)

As of December 31, 2017	Debt Interest Obligations	Capital Lease Obligations	Purchase Obligations	Total
2018	$450	$1,055	$42,833	$44,338
2019	450	1,089	679	2,218
2020	450	1,125	679	2,254
2021	250	480	679	1,409
2022	—	—	582	582
Thereafter	—	—	—	—
Total	$1,600	$3,749	$45,452	$50,801

Employee Relations

As of December 31, 2017, approximately 13% of the Company’s employees are represented by labor unions and are covered by collective bargaining agreements. We have two locations with collective bargaining agreements covering tool and die craftsmen, maintenance workers, and sheet-metal workers. The two union contracts in Stockton, California will expire in July and September 2019, respectively. Moreover, the two contracts in San Bernardino County will expire in June 2018 and February 2021, respectively. We have not begun negotiations to extend the sheetmetal workers union labor contract that will expire in June 2018. Based on current information and subject to future events and circumstances, we believe that, even if new agreements are not reached before the existing labor union contracts expire, it is not expected to have a material adverse effect on the Company's ability to provide products to customers or on the Company's profitability.

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

Litigation and Potential Claims

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

Gentry Homes, Ltd. v. Simpson Strong-Tie Company Inc., et al., Case No. 17-cv-00566, was filed in a federal district court in Hawaii against Simpson Strong-Tie Company Inc. and the Company on November 20, 2017. The Gentry case is a product of a previous state court class action, Nishimura v. Gentry Homes, Ltd., et al., Civil No. 11-1-1522-07, which is now closed. The Nishimura case concerned alleged corrosion of the Company’s galvanized “hurricane straps” and mudsill anchor products used in a residential project in Ewa by Gentry, Honolulu, Hawaii. In the Nishimura case, the plaintiff homeowners and the developer, Gentry Homes, Ltd. (“Gentry”), arbitrated their dispute and agreed on a settlement in the amount of approximately $90 million. In the subsequent Gentry case, Gentry alleges breach of warranty and negligent misrepresentation by the Company related to its “hurricane strap” and mudsill anchor products, and demands general, special, and consequential damages from the Company in an amount to be proven at trial. Gentry also seeks pre-judgment and post-judgment interest, attorneys’ fees and costs, and other relief. The Company admits no liability and will vigorously defend the claims brought against it. At this time, the Company cannot reasonably ascertain the likelihood that it will be found responsible for substantial damages to Gentry. Based on the facts currently known, and subject to future events and circumstances, the Company believes that all or part of the claims brought against it in the Gentry case may be covered by its insurance policies.

Charles Vitale, et al. v. D.R. Horton, Inc. and D.R. Horton-Schuler Homes, LLC, Civil No. 15-1-1347-07, a putative class action lawsuit, was filed in the Hawaii First Circuit on July 13, 2015, in which the plaintiff homeowners allege that all homes built by D.R Horton/D.R. Horton-Schuler Homes (collectively, “Horton Homes”) in the State of Hawaii have strap-tie holdowns that are suffering premature corrosion. The complaint alleges that various manufacturers make strap-tie holdowns that suffer from such corrosion, but does not identify the Company’s products specifically. The Company is not currently a party to the Vitale lawsuit, but the lawsuit in the future could potentially involve the Company’s strap-tie holdowns. If claims are asserted against the Company in the Vitale case, it will vigorously defend any such claims, whether brought by the plaintiff homeowners or by Horton Homes. Based on the facts currently known, and subject to future events and circumstances, the Company believes that all or part of any claims that any party might bring against it related to the Vitale case may be covered by its insurance policies.

Given the nature and the complexities involved in the Gentry and Vitale proceedings, the Company is unable to estimate reasonably the likelihood of possible loss or a range of possible loss until the Company knows, among other factors, (i) the specific claims brought against the Company and the legal theories on which they are based; (ii) what claims, if any, might be dismissed without trial; (iii) how the discovery process will affect the litigation; (iv) the settlement posture of the other parties to the litigation; (v) the damages to be proven at trial, particularly if the damages are not specified or are indeterminate; (vi) the extent to which the Company’s insurance policies will cover the claims or any part thereof, if at all; and (vii) any other factors that may have a material effect on the proceeding.

10.	Income Taxes

On December 22, 2017, the Tax Reform Act was signed, which includes a broad range of tax reform proposals affecting businesses, including corporate tax rates, business deductions, and international tax provisions. Many of these provisions significantly differ from current U.S. tax law, resulting in financial reporting implications. Some of the changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the option to claim accelerated depreciation deductions, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings as of December 31, 2017.

While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions: the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, the Company will elect to treat any potential GILTI inclusions as a period cost as we are not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion would be immaterial.

The BEAT provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company does not expect it will be subject to this tax and therefore has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued by the SEC to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. In accordance with SAB 118, the Company has recorded provisional amounts for $2.8 million of deferred tax benefit recorded in connection with the re-measurement of deferred tax assets and liabilities and $3.8 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings. The Company considers these amounts to be reasonable estimates at December 31, 2017. Additional work is necessary to do a more detailed analysis of historical data as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in 2018 when the analysis is complete.

The provision for income taxes from operations consisted of the following:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Current
Federal	$36,077	$39,649	$29,684
State	6,357	7,053	5,001
Foreign	3,068	3,333	3,568
Deferred
Federal	6,093	260	2,390
State	544	13	753
Foreign	(338)	(1,142)	(605)
	$51,801	$49,166	$40,791

Income and loss from operations before income taxes for the years ended December 31, 2017, 2016, and 2015, respectively, consisted of the following:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Domestic	$132,105	$131,827	$106,381
Foreign	12,313	7,073	2,298
	$144,418	$138,900	$108,679

As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company re-measured its ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $2.8 million tax benefit for the year ended December 31, 2017.

At December 31, 2017, the Company had $32.1 million of pre-tax loss carryforwards in various foreign taxing jurisdictions, of which $1.1 million will begin to expire between 2019 and 2024. The remaining tax losses can be carried forward indefinitely.

At December 31, 2017, and 2016, the Company had deferred tax valuation allowances of $11.1 million and $6.9 million, respectively. The valuation allowance increased $4.2 million and decreased $0.7 million for the years ended December 31, 2017 and 2016, respectively. The increase in the valuation allowance in 2017 was primarily due to the Company’s remaining foreign tax credits carryforward in the U.S. The Company concluded it is more likely than not that these foreign tax credits will expire unrealized under the Tax Reform Act.

The Company has not historically recorded federal income taxes on the undistributed earnings of its foreign subsidiaries because such earnings are reinvested and, in the Company’s opinion, will continue to be reinvested indefinitely. The Tax Reform Act provided for a one-time transition tax on the mandatory deemed repatriation of foreign earnings through the year ended December 31, 2017. The Company has recorded a net $3.8 million tax liability based on undistributed foreign earnings of approximately $73.3 million, payable over eight years. The Company intends to limit any possible future distributions to earnings previously taxed in the U.S. As a result, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries. Determination of the related amount of unrecognized deferred U.S. income taxes is not practicable because of the complexities associated with this hypothetical calculation.

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes for its operations were as follows:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.2%	3.4%	3.3%
Tax benefit of domestic manufacturing deduction	(2.0)%	(2.5)%	(2.3)%
Mandatory deemed repatriation of foreign earnings	2.7%	—%	—%
Change in U.S. tax rate applied to deferred taxes	(1.9)%	—%	—%
Change in valuation allowance	1.3%	(0.1)%	1.3%
Difference between United States statutory and foreign local tax rates	(0.8)%	(0.3)%	0.2%
Change in uncertain tax position	—%	(0.2)%	0.3%
Other	(1.6)%	0.1%	(0.3)%
Effective income tax rate	35.9%	35.4%	37.5%

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 2017 and 2016, respectively, were as follows:

	December 31,
(in thousands)	2017	2016
Deferred asset taxes
State tax	$1,390	$2,518
Workers’ compensation	822	1,381
Health claims	487	755
Vacation liability	1,008	1,485
Allowance for doubtful accounts	104	123
Inventories	5,385	6,833
Sales incentive and advertising allowances	709	1,126
Acquisition costs	—	528
Unrealized foreign exchange gain or loss	291	678
Stock-based compensation	2,967	5,550
Foreign tax credit carryforwards	4,453	1,288
Uncertain tax positions’ unrecognized tax benefits	31	104
Foreign tax loss carry forward	6,892	6,841
Other	1,291	1,259
	$25,830	$30,469
Less valuation allowances	(11,114)	(6,868)
	14,716	23,601

Deferred tax liabilities
Depreciation	$(7,050)	$(6,138)
Goodwill and other intangibles amortization	(11,331)	(14,126)
Tax effect on cumulative translation adjustment	(487)	(667)
Other	—	(744)
	(18,868)	(21,675)

Total Deferred tax	$(4,152)	$1,926

A reconciliation of the beginning and ending amounts of unrecognized tax benefits in 2017, 2016 and 2015, respectively, was as follows, including foreign translation amounts:

Reconciliation of Unrecognized Tax Benefits	2017	2016	2015
Balance at January 1	$1,119	$1,107	$1,307
Additions based on tax positions related to prior years	660	204	310
Reductions based on tax positions related to prior years	(1)	—	(514)
Additions for tax positions of the current year	319	155	191
Lapse of statute of limitations	(202)	(347)	(187)
Balance at December 31	$1,895	$1,119	$1,107

Tax positions of $0, $0, and $0.2 million are included in the balance of unrecognized tax benefits at December 31, 2017, 2016, and 2015, respectively, which if recognized, would reduce the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of the Company’s historical accounting policy. During the year ended December 31, 2017, accrued interest increased by $0.2 million and during the years ended 2016 and 2015, accrued interest decreased by $61 thousand and $30 thousand, respectively. The Company had accrued $0.4 million for each of the fiscal year ended 2017, and $0.2 million for the years ended 2016 and 2015, for the potential payment of interest, before income tax benefits.

At December 31, 2017, the Company remained subject to United States federal income tax examinations for the tax years 2014 through 2017. In addition, the Company remained subject to state, local and foreign income tax examinations primarily for the tax years 2012 through 2017.

11.	Retirement Plans

The Company has six defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. On January 1, 2015, the Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan for Salaried Employees was amended, restated and superseded by the Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan (the “Restated Plan”), and the Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan for Hourly Employees was merged with and incorporated into the Restated Plan. The Restated Plan, covering United States employees, provides for quarterly safe harbor contributions, limited to 3% of the employees quarterly eligible compensation and for annual discretionary contributions, subject to certain limitations, but in no event are total contributions more than the amounts permitted under the Internal Revenue Code as deductible expense. The discretionary amounts for 2016 and 2017 were equal to 7% of qualifying salaries or wages of the covered employees. The other four plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2017, 2016 and 2015, was $14.2 million, $10.1 million and $9.5 million, respectively.

We participate in various multiemployer benefit plans that cover some of our employees who are represented by labor unions. We make periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but do not sponsor or administer these plans. We do not participate in any multiemployer benefit plans for which we consider our contributions to be individually significant. If we were to otherwise withdraw from participation in any of these plans, applicable law would require us to fund our allocable share of the unfunded vested benefits, which is known as a withdrawal liability. As of December 31, 2017, we believe that there was no probable withdrawal liability under the multiemployer benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees.

Our total contribution to various industry-wide, union-sponsored pension funds and a statutorily required pension fund for employees in the U.S. and Europe were $4.0 million, $3.1 million and $2.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

12.	Related Party Transactions

During 2017, the Company identified certain purchases of goods and services from companies where the Chief Executive Officer or a member of the Company’s own board of directors serve as directors on the respective company providing the goods or services.

The Company also identified purchases of services from a company affiliated with an immediate family member of another of the Company’s own board of directors.  The amount of goods and services purchased by the Company pursuant to these arrangements was not material to the Company’s consolidated statement of income and cash flows for the year ended December 31, 2017.

13.	Acquisitions and Dispositions

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

CG Visions, Inc.

In January 2017, the Company acquired CG Visions, Inc. ("CG Visions"), an Indiana corporation for $20.8 million. CG Visions provides scalable technologies and services in building information modeling ("BIM") technologies, estimation tools and software solutions to a number of the top 100 mid-sized to large builders in the United States, which are expected to complement and support the Company's sales in North America. During the third quarter of 2017, the Company finalized its fair value measurement of assets acquired and liabilities assumed in this acquisition. CG Visions assets and liabilities included other current assets of $0.5 million, noncurrent assets of $20.4 million, current liabilities and contingent consideration of $1.1 million. Included in noncurrent assets was goodwill of $10.1 million, which was assigned to the North America segment, and intangible assets of $10.3 million, both of which are not subject to tax-deductible amortization. The estimated weighted-average amortization period for the intangible assets is 7 years.

Gbo Fastening Systems AB

In January 2017, the Company acquired Gbo Fastening Systems AB ("Gbo Fastening Systems"), a Sweden limited company, for $10.2 million. Gbo Fastening Systems manufactures and sells a complete line of CE-marked structural fasteners as well as fastener dimensioning software for wood construction applications, currently sold mostly in northern and eastern Europe, which are expected to complement the Company's line of wood construction products in Europe. The Gbo Fastening Systems acquisition result in a $6.3 million gain on bargain purchase of a business, which was included in the condensed consolidated statements of operation. Without speculating regarding the sellers' motivation, the Company does not know why Gbo Fastening Systems was sold below fair value, resulting in a nonrecurring bargain purchase gain for the Company.

The following table represents the final allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed in the Gbo Fastening Systems acquisition:

(In thousands)
Assets*	Cash and cash equivalents	$3,956
	Accounts receivable	4,914
	Inventory	13,591
	Other current assets	760
	Noncurrent assets	3,929
		27,150

Liabilities	Accounts payable	4,500
	Other current liabilities and long-term liabilities	6,146
		10,646

Total net assets		16,504
	Gain on bargain purchase of a business, net of tax	(6,336)
	Total purchase price	10,168
*	Intangible assets acquired were determined to have little to no value, thus were not recognized

Multi Services Dêcoupe S.A.

In August 2016, the Company purchased all of the outstanding shares of Multi Services Dêcoupe S.A. ("MS Decoupe"), a Belgium public limited company, for $6.9 million. MS Decoupe primarily manufactures and distributes wood construction, plastic, and metal labeling products in Belgium and the Netherlands, including distributing the Company's products manufactured at the Company's production facility in France. With this acquisition, the Company could potentially offer the Belgium market a wider-range of its products, shorten delivery lead times, and expand the Company's sales presence into the Netherlands market. During the third quarter of 2017, the Company finalized its fair value measurement of assets acquired and liabilities assumed in this acquisition. MS Decoupe assets and liabilities included cash and cash equivalents of $1.4 million, other current assets of $1.6 million, noncurrent assets of $5.0 million, current liabilities of $0.6 million and noncurrent deferred income tax liabilities of $1.0 million. Included in noncurrent assets was goodwill of $1.4 million, which was assigned to the Europe segment, and intangible assets of $1.7 million, both of which are not subject to tax-deductible amortization. The estimated weighted-average amortization period for the intangible assets is 10 years.

Blue Heron Enterprises, LLC and Fox Chase Enterprises, LLC.

In December 2015, the Company purchased all of the business assets including intellectual property from Blue Heron Enterprises, LLC, and Fox Chase Enterprises, LLC (collectively, "EBTY"), both New Jersey limited liability companies, for $3.4 million in cash. EBTY manufactured and sold hidden deck clips using a patented design. EBTY's patented design complements the Company's line of hidden clips and fastener systems. The Company's measurement of assets acquired included goodwill of $2.0 million, which was assigned to the North America segment, and intangible assets of $1.1 million, both of which are subject to tax-deductible amortization. Net assets consisting of inventory and equipment accounted for the balance of the purchase price. The weighted-average amortization period for the intangible assets is 7 years.

The results of operations of the businesses acquired in 2015 through 2017 have been in the Company’s consolidated results of operations since the date of the acquisition. They were not material to the Company on an individual or aggregate basis, and accordingly, pro forma results of such operations have not been presented.

Sales of Gbo Poland and Gbo Romania

As a result of incompatibility with Simpson's market strategy, the Company completed the sale of all of its equity in Gbo Fastening Systems' Poland and Gbo Romania subsidiaries on September 29, 2017 and October 31, 2017, respectively, for approximately $10.2 million, resulting in a loss of $0.2 million which was presented in the accompanying condensed statements of operations.

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

The following table shows certain measurements used by management to assess the performance of the segments described above as of December 31, 2017, 2016 and 2015, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2017
Net sales	$803,697	$165,155	$8,173	$—	$977,025
Sales to other segments *	3,237	959	20,715	—	24,911
Income from operations	132,890	4,421	1,179	677	139,167
Depreciation and amortization	25,745	5,832	1,246	901	33,724
Gain on bargain purchase of a business	—	6,336	—	—	6,336
Significant non-cash charges	9,861	1,509	65	2,473	13,908
Provision for income taxes	47,434	2,124	419	1,824	51,801
Capital expenditures and business acquisitions, net of cash acquired	70,040	11,411	4,511	—	85,962
Total assets	953,033	208,640	26,820	(150,970)	1,037,523

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2016
Net sales	$742,021	$111,274	$7,366	$—	$860,661
Sales to other segments *	2,512	570	28,690	—	31,772
Income (loss) from operations	137,311	895	2,140	(869)	139,477
Depreciation and amortization	19,433	5,809	1,208	1,477	27,927
Significant non-cash charges	9,124	1,052	113	3,657	13,946
Provision for income taxes	45,547	1,428	721	1,470	49,166
Capital expenditures and business acquisitions, net of cash acquired	37,652	8,461	1,250	—	47,363
Total assets	853,826	165,121	25,118	(64,091)	979,974

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2015
Net sales	$676,618	$108,068	$9,373	$—	$794,059
Sales to other segments *	2,857	931	20,496	—	24,284
Income (loss) from operations	109,446	3,795	(3,445)	(775)	109,021
Depreciation and amortization	17,812	5,773	1,785	1,451	26,821
Significant non-cash charges	8,221	1,251	131	2,355	11,958
Provision for (benefit from) income taxes	36,999	1,692	581	1,519	40,791
Capital expenditures and business acquisitions, net of cash acquired	33,336	4,177	825	27	38,365
Total assets	748,241	168,305	24,366	20,397	961,309

 * Sales to other segments are eliminated on consolidation.

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore has been included in the total assets of “Administrative & All Other.” Cash and short-term investment balances in “Administrative & All Other” were $80.2 million, $137.4 million and $164.1 million as of December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the Company had $86.5 million, or 51.3%, of its cash and cash equivalents held outside the United States in accounts belonging to the Company’s various foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if it were repatriated to the United States.

The significant non-cash charges comprise compensation related to the awards under the Company's stock-based incentive plans and the Company's employee stock bonus plan. The Company’s measure of profit or loss for its reportable segments is income (loss) from operations. The reconciling amounts between consolidated income before tax and consolidated income from operations are net interest income (expense), loss in equity method investment, gain on bargain purchase of a business, and loss on disposal of a business. Interest income (expense) is primarily attributed to “Administrative & All Other.”

The following table shows the geographic distribution of the Company’s net sales and long-lived assets as of December 31, 2017, 2016 and 2015, respectively:

	2017		2016		2015
(in thousands)	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States	$758,181	$223,184	$702,071	$192,787	$639,443	$171,367
Canada	43,176	4,650	38,269	4,473	36,122	4,275
United Kingdom	23,157	1,459	20,905	1,183	22,924	1,357
Germany	21,821	14,153	20,751	12,582	19,974	13,358
France	36,677	9,152	33,062	8,349	31,147	8,621
Poland	20,409	2,471	6,633	1,830	6,417	893
Sweden	16,421	1,068	—	—	—	—
Denmark	14,723	1,601	15,728	1,249	14,987	1,381
Norway	12,902	229	—	—	—	—
Switzerland	5,593	8,748	6,549	8,469	5,538	9,071
Australia	5,501	268	4,741	239	3,121	274
Belgium	5,050	2,065	1,286	1,798	—	—
The Netherlands	4,834	110	4,909	21	4,773	15
New Zealand	2,604	130	2,474	163	2,154	142
Chile	2,314	61	1,572	56	902	91
Other countries	3,662	12,710	1,711	7,471	6,557	8,241
	$977,025	$282,059	$860,661	$240,670	$794,059	$219,086

Net sales and long-lived assets, net of intangible assets, are attributable to the country where the sales or manufacturing operations are located.

The Company's wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls and are used for connecting and strengthening wood-based construction primarily in the residential construction market. Its concrete construction products include adhesives, specialty chemicals, mechanical anchors, carbide drill bits, powder actuated tools and reinforcing fiber materials and are used for restoration, protection or strengthening concrete, masonry and steel construction in residential, industrial, commercial and infrastructure construction. The following table show the distribution of the Company’s net sales by product for the years ended December 31, 2017, 2016 and 2015, respectively:

(in thousands)	2017	2016	2015
Wood Construction	$833,200	$732,414	$674,274
Concrete Construction	143,102	128,247	119,481
Other	723	—	304
Total	$977,025	$860,661	$794,059

No customer accounted for as much as 10% of net sales for the years ended December 31, 2017, 2016 and 2015.

15.	Subsequent Events

Dividend Declaration

On January 29, 2018, the Board declared a cash dividend of $0.21 per share of our common stock, estimated to be $9.8 million in total. The record date for the dividend will be April 5, 2018, and it will be paid on April 26, 2018.

Share Repurchase

In February 2018, the Company received 182,171 shares of its common stock pursuant to the $50.0 million accelerated share repurchase program that it entered into with Wells Fargo in December 2017, which constituted the final delivery thereunder.

16.	Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for each of the quarters in 2017 and 2016, respectively:

(in thousands, except per share amounts)

	2017				2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$231,681	$262,476	$263,002	$219,866	$200,192	$230,974	$229,973	$199,523
Cost of sales	128,983	142,591	139,477	119,710	105,226	117,499	118,486	107,000
Gross profit	102,698	119,885	123,525	100,156	94,966	113,475	111,487	92,523
Research and development and other engineering	12,565	8,679	13,264	13,108	12,441	10,932	11,452	11,423
Selling	28,753	28,156	28,511	29,483	24,030	24,304	24,822	25,187
General and administrative	36,688	36,501	36,563	34,986	32,376	32,543	34,945	29,298
Gain (loss) on sale of assets	(13)	(147)	50	(50)	(17)	(81)	(656)	(26)
Income from operations	24,705	46,696	45,137	22,629	26,136	45,777	40,924	26,641
Loss in equity method investment, before tax	(33)	(13)	(12)	(28)	—	—	—	—
Interest (expense) income, net	(104)	(296)	(199)	(189)	(177)	(82)	(83)	(235)
Gain (adjustment) on bargain purchase of a business	—	(2,052)	—	8,388	—	—	—	—
Gain (loss) on disposal of a business	(654)	443	—	—	—	—	—	—
Provision for income taxes	10,829	16,581	16,712	7,679	8,565	15,898	14,640	10,063
Net income	$13,085	$28,197	$28,214	$23,121	$17,394	$29,797	$26,201	$16,343
Earnings per share of common stock:				0
Basic	$0.28	$0.60	$0.59	$0.49	$0.37	$0.62	$0.54	$0.34
Diluted	0.27	0.59	0.59	0.48	0.36	0.62	0.54	0.34
Cash dividends declared per share of common stock	$—	$0.42	$0.21	$0.18	$0.18	$0.18	$0.18	$0.16

Basic earnings per share of common stock (“EPS”) for each of the quarters presented above is computed based on the weighted average number of shares of common stock outstanding during the quarter. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the quarter using the treasury stock method. Dilutive potential shares of common stock include outstanding stock options and stock awards. The sum of the quarterly basic and diluted EPS amounts may not necessarily be equal to the full-year basic and diluted EPS amounts.

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31, 2017, 2016 and 2015

Column A	Column B	Column C		Column D	Column E
		Additions
		Charged	Charged
	Balance at	to Costs	to Other		Balance
(in thousands)	Beginning	and	Accounts —		at End
Classification	of Year	Expenses	Write-offs	Deductions	of Year
Year to date December 31, 2017
Allowance for doubtful accounts	$895	$66		$(35)	$996
Allowance for sales discounts	3,050	(94)	—	—	2,956
Allowance for deferred tax assets	6,868	5,765		1,519	11,114
Year to date December 31, 2016
Allowance for doubtful accounts	1,142	(83)	—	164	895
Allowance for sales discounts	2,706	344	—	—	3,050
Allowance for deferred tax assets	7,575	358	—	1,065	6,868
Year to date December 31, 2015
Allowance for doubtful accounts	929	440	—	227	1,142
Allowance for sales discounts	2,089	617	—	—	2,706
Allowance for deferred tax assets	6,754	1,577	—	756	7,575

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures. As of December 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, as of December 31, 2017, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.

The Company’s management does not include Gbo Fastening Systems and CG Visions, wholly owned subsidiaries, in its assessment of internal control over financial reporting as of December 31, 2017, because they were acquired by the Company in purchase business combinations during 2017. The total assets of these acquisitions are 2.5% and 1.9%, respectively, and total revenues are 4.3% and 0.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017

Grant Thornton LLP, an independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, as stated in their report included in the Company's Consolidated Financial Statements.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be contained in the Company’s proxy statement for the 2018 Annual Meeting to be held on Monday, April 24, 2018, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2017, which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be contained in the Company’s proxy statement for the 2018 Annual Meeting to be held on Monday, April 24, 2018, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2017, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in the Company’s proxy statement for the 2018 Annual Meeting to be held on Monday, April 24, 2018, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2017, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in the Company’s proxy statement for the 2018 Annual Meeting to be held on Monday, April 24, 2018, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2017, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in the Company’s proxy statement for the 2018 Annual Meeting to be held on Monday, April 24, 2018, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2017, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

1.     Consolidated financial statements

The following consolidated financial statements are filed as a part of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2017, is filed as part of this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts-Years ended December 31, 2017, 2016 and 2015

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

3.2	Certificate of Amendment of Certificate of Incorporation of Simpson Manufacturing Co., Inc. is incorporated by reference to Exhibit 3.1 of its Current Report on Form 8-K dated March 28, 2017.

3.3	Amended and Restated Bylaws of Simpson Manufacturing Co., Inc., as amended, are incorporated by reference to Exhibit 3.2 of its Current Report on Form 8-K dated March 28, 2017.

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

10.2
Credit Agreement, dated as of July 27, 2012 (the “2012 Credit Agreement”), among Simpson Manufacturing Co., Inc., as Borrower, Wells Fargo Bank, National Association (“Wells Fargo”), MUFG Union Bank, N.A. (f/k/a Union Bank, N.A.), HSBC Bank USA, N.A., and Bank of Montreal, as Lenders, Wells Fargo in its separate capacities as Swing Line Lender and L/C issuer and as Administrative Agent, and Simpson Strong-Tie Company Inc., and Simpson Strong-Tie International, Inc. as Guarantors, is incorporated by reference to Exhibit 10.1 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated August 1, 2012.

10.3
Second Amendment to the 2012 Credit Agreement, dated as of July 25, 2016, among the Company, as Borrower, Wells Fargo Bank, National Association (“Wells Fargo”), MUFG Union Bank, N.A. (f/k/a Union Bank, N.A.), HSBC Bank USA, N.A., and Bank of Montreal, as Lenders, Wells Fargo in its separate capacities as Swing Line Lender and L/C issuer and as Administrative Agent, and Simpson Strong-Tie Company Inc., and Simpson Strong-Tie International, Inc. as Guarantors, which Second Amendment incorporates and supersedes the First Amendment to the Credit Agreement dated December 8, 2015, is incorporated by reference to Exhibit 10.1 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated July 25, 2016.

10.4	Simpson Manufacturing Co., Inc. Executive Officer Cash Profit Sharing Plan, as amended through March 17, 2017, is filed herewith.

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

10.9
Compensation of Named Executive Officers and Directors is incorporated by reference to Item 5.02 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated February 15, 2018, Item 5.02 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated February 4, 2017, Item 5.02 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated December 6, 2016 and Item 5.02 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K/A filed on October 26, 2016.

10.10	Form of Simpson Manufacturing Co., Inc. 2017 Performance Based Restricted Stock Unit Agreement is filed herewith.

10.11	Form of Simpson Manufacturing Co., Inc. 2017 Time Based Restricted Stock Unit Agreement is filed herewith.

10.12	Form of Simpson Manufacturing Co., Inc. 2017 Director Time Based Restricted Stock Unit Agreement is filed herewith.

10.13	Form of Simpson Manufacturing Co., Inc. 2018 Performance Based Restricted Stock Unit Agreement is filed herewith.

10.14	Form of Simpson Manufacturing Co., Inc. 2018 Time Based Restricted Stock Unit Agreement is filed herewith.

10.15 Form of Simpson Manufacturing Co., Inc. 2018 Director Time Based Restricted Stock Unit Agreement is filed herewith.

21.	List of Subsidiaries of the Registrant is filed herewith.

23	Consent of Grant Thornton LLP is filed herewith.

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification is filed herewith.

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification is filed herewith.

32.	Section 1350 Certifications are furnished herewith.

99.1
Simpson Manufacturing Co., Inc. 1994 Employee Stock Bonus Plan, as amended through December 7, 2015, is incorporated by reference to Exhibit A of Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 10, 2016.Simpson Manufacturing Co., Inc. 1994 Employee Stock Bonus Plan, as amended through December 7, 2015, is incorporated by reference to Exhibit A of Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 10, 2016.

99.2	Form of Simpson Manufacturing Co., Inc. 2017 Performance & Time Based Restricted Stock Unit Agreement is filed herewith.

99.3	Form of Simpson Manufacturing Co., Inc. 2018 Company OP Performance & Time Based Restricted Stock Unit Agreement is filed herewith.

99.4	Form of Simpson Manufacturing Co., Inc. 2018 Branch OP Performance & Time Based Restricted Stock Unit Agreement is filed herewith.

101
Financial statements from the annual report on Form 10-K of Simpson Manufacturing Co., Inc. for the year ended December 31, 2017, formatted in XBRL, are filed herewith and include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statement of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 28, 2018		Simpson Manufacturing Co., Inc.
(Registrant)
		By	/s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
and Duly Authorized Officer
of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/Karen Colonias	President, Chief Executive	February 28, 2018
(Karen Colonias)	Officer and Director
(principal executive officer)

Chief Financial Officer:

/s/Brian J. Magstadt	Chief Financial Officer,	February 28, 2018
(Brian J. Magstadt)	Treasurer and Secretary
(principal accounting and financial officer)

Directors:

/s/Peter N. Louras, Jr.	Chairman of the Board and Director	February 28, 2018
(Peter N. Louras, Jr.)

/s/James S. Andrasick	Director	February 28, 2018
(James S. Andrasick)

/s/Michael A. Bless	Director	February 28, 2018
(Michael A. Bless)

/s/Jennifer A. Chatman	Director	February 28, 2018
(Jennifer A. Chatman)

/s/Gary M. Cusumano	Director	February 28, 2018
(Gary M. Cusumano)

/s/Celeste Volz Ford	Director	February 28, 2018
(Celeste Volz Ford)

/s/Robin G. MacGillivray	Director	February 28, 2018
(Robin G. MacGillivray)