Form 10-Q
period 2018-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2018-05-09
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of March 31, 2018:   46,319,026.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements relating to events or results that may occur in the future are forward-looking statements, including but not limited to, statements regarding our plans, sales, sales trends, sales growth rates, revenues, profits, costs, working capital, balance sheet, inventories, products (including truss and concrete product as well as software offerings), relationships with contractors and partners (including our collaboration with The Home Depot, Inc.), market strategies, market shares, expenses (including operating expenses and research, development and engineering investments), cost savings or reduction measures, repatriation of funds, results of operations, tax liabilities, losses, capital spending, housing starts, price changes (including product prices and raw material, such as steel prices), profitability, profit margins, effective tax rates, depreciation or amortization expenses, amortization periods, capital return, stock repurchases, dividends, compensation arrangements, prospective adoption of new accounting standards, effects of changes in accounting standards, effects and expenses of (including eventual gains or losses related to) mergers and acquisitions and related integrations, effects and expenses of equity investments, effects of changes in foreign exchange rates or interest rates, effects and costs of SAP and other software program implementations (including related expenses, such as capital expenditures, and savings), effects and costs of credit facilities and capital lease obligations, headcount, engagement of consultants, the Company’s 2020 Plan (discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below), the Company’s efforts and costs to implement the 2020 Plan, the targets and assumptions under the 2020 Plan (including targets associated with organic compound annual growth rate in consolidated net sales, expense rationalization, improved working capital management and overall balance sheet discipline) and the projected effects and impact of any of the foregoing on our business, financial condition and results of operations. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions. Forward-looking statements are necessarily speculative in nature, are based on numerous assumptions, and involve known and unknown risks, uncertainties and other factors (some of which are beyond our control) that could significantly affect our operations and may cause our actual actions, results, financial condition, performance or achievements to be substantially different from any future actions, results, financial condition, performance or achievements expressed or implied by any such forward-looking statements. Those factors include, but are not limited to: (i) the impact, execution and effectiveness of the Company’s current strategic plan, the 2020 Plan, the realization of the assumptions made under the plan and the efforts and costs to implement the plan; (ii) general economic cycles and construction business conditions; (iii) customer acceptance of our products; (iv) product liability claims, contractual liability, engineering and design liability and similar liabilities or claims, (v) relationships with partners, suppliers and customers and their financial condition; (vi) materials and manufacturing costs; (vii) technological developments, including system updates and conversions; (viii) increased competition; (ix) changes in laws or industry practices; (x) litigation risks and actions by activist shareholders; (xi) changes in market conditions; (xii) governmental and business conditions in countries where our products are manufactured and sold; (xiii) natural disasters and other factors that are beyond the Company’s reasonable control; (xiv) changes in trade regulations or U.S. and international taxes, tariffs and duties including those imposed on the Company’s income, imports, exports and repatriation of funds; (xv) effects of merger or acquisition activities; (xvi) actual or potential takeover or other change-of-control threats; (xvii) changes in our plans, strategies, objectives, expectations or intentions; and (xviii) other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission, including the Company's most recent Annual Report on Form 10-K under the heading “Item 1A - Risk Factors.” See below “Part I, Item 1A - Risk Factors.” Each forward-looking statement contained in this Quarterly Report on Form 10-Q is specifically qualified in its entirety by the aforementioned factors. In light of the foregoing, investors are advised to carefully read this Quarterly Report on Form 10-Q in connection with the important disclaimers set forth above and are urged not to rely on any forward-looking statements in reaching any conclusions or making any investment decisions about us or our securities. All forward-looking statements hereunder are made as of the date of this Quarterly Report on Form 10-Q and are subject to change. Except as required by law, we do not intend and undertake no obligation to update, revise or publicly release any updates or revisions to any forward-looking statements hereunder, whether as a result of the receipt of new information, the occurrence of future events, the change of circumstances or otherwise. We further do not accept any responsibility for any projections or reports published by analysts, investors or other third parties.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	March 31,		December 31,
	2018	2017	2017
ASSETS
Current assets
Cash and cash equivalents	$137,413	$167,059	$168,514
Trade accounts receivable, net	167,146	148,506	135,958
Inventories	256,552	256,271	252,996
Other current assets	22,423	13,744	26,473
Total current assets	583,534	585,580	583,941

Property, plant and equipment, net	276,114	250,465	273,020
Goodwill	138,026	135,113	137,140
Equity investment (see Note 9)	2,525	2,607	2,549
Intangible assets, net	28,302	31,713	29,326
Other noncurrent assets	11,841	12,722	11,547
Total assets	$1,040,342	$1,018,200	$1,037,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Capital lease obligations - current portion	$1,064	$521	$1,055
Trade accounts payable	42,098	38,219	31,536
Accrued liabilities	84,997	67,183	84,204
Income taxes payable	—	2,290	—
Accrued profit sharing trust contributions	2,730	2,514	7,054
Accrued cash profit sharing and commissions	9,102	9,256	9,416
Accrued workers’ compensation	3,237	3,578	3,226
Total current liabilities	143,228	123,561	136,491

Capital lease obligations - net of current portion	2,425	1,610	2,607
Deferred income tax and other long-term liabilities	15,627	6,076	13,647
Total liabilities	161,280	131,247	152,745
Commitments and contingencies (see Note 11)
Stockholders’ equity
Common stock, at par value	475	475	473
Additional paid-in capital	269,004	259,167	260,157
Retained Earnings	693,218	656,959	676,644
Treasury stock	(74,999)	—	(40,000)
Accumulated other comprehensive loss	(8,636)	(29,648)	(12,496)
Total stockholders’ equity	879,062	886,953	884,778
Total liabilities and stockholders’ equity	$1,040,342	$1,018,200	$1,037,523

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands except per-share amounts, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$244,779	$219,867
Cost of sales	136,253	119,711
Gross profit	108,526	100,156
Operating expenses:
Research and development and other engineering	11,150	11,819
Selling	27,573	29,637
General and administrative	38,191	36,121
Net gain on disposal of assets	(1,184)	(51)
	75,730	77,526
Income from operations	32,796	22,630
Loss in equity method investment, before tax	(24)	(28)
Interest expense, net	(90)	(189)
Gain on bargain purchase of a business	—	8,388
Income before taxes	32,682	30,801
Provision for income taxes	7,253	7,680
Net income	$25,429	$23,121

Earnings per common share:
Basic	$0.55	$0.49
Diluted	$0.54	$0.48

Number of shares outstanding
Basic	46,615	47,616
Diluted	47,009	47,906

Cash dividends declared per common share	$0.21	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$25,429	$23,121
Other comprehensive income:
Translation adjustment	3,860	3,322
Comprehensive income	$29,289	$26,443

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
At March 31, 2017 and 2018, and December 31, 2017
(In thousands except per-share amounts, unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2017	47,437	$473	$255,917	$642,422	$(32,970)	$—	$865,842
Net income	—	—	—	23,121	—	—	23,121
Translation adjustment, net of tax	—	—	—	—	3,322	—	3,322
Options exercised	11	—	314	—	—	—	314
Stock-based compensation	—	—	7,650	—	—	—	7,650
Shares issued from release of Restricted Stock Units	197	2	(5,126)	—	—	—	(5,124)
Cash dividends declared on common stock, $0.18 per share	—	—	—	(8,584)	—	—	(8,584)
Common stock issued at 44.26 per share for stock bonus	9	—	412	—	—	—	412
Balance at March 31, 2017	47,654	475	259,167	656,959	(29,648)	—	886,953
Net income	—	—	—	69,496	—		69,496
Translation adjustment, net of tax	—	—	—	—	18,096	—	18,096
Pension adjustment, net of tax	—	—	—	—	(944)	—	(944)
Options exercised	212	3	6,293	—	—	—	6,296
Stock-based compensation	—	—	4,915	—	—	—	4,915
Shares issued from release of Restricted Stock Units	17	—	(218)	—	—	—	(218)
Repurchase of common stock	(1,138)	—	(10,000)	—	—	(60,000)	(70,000)
Retirement of common stock	—	(5)	—	(19,995)	—	20,000	—
Cash dividends declared on common stock, $0.63 per share	—	—	—	(29,816)	—	—	(29,816)
Balance at December 31, 2017	46,745	473	260,157	676,644	(12,496)	(40,000)	884,778
Net income	—	—	—	25,429	—	—	25,429
Translation adjustment, net of tax	—	—	—	—	3,860	—	3,860
Options exercised	23	—	695	—	—	—	695
Stock-based compensation	—	—	2,716	—	—	—	2,716
Adoption of ASC 606, net of tax	—	—	—	792	—	—	792
Shares issued from release of Restricted Stock Units	163	2	(5,029)	—	—	—	(5,027)
Repurchase of common stock	(620)	—	10,000	—	—	(34,999)	(24,999)
Cash dividends declared on common stock, $0.21 per share	—	—	—	(9,647)	—	—	(9,647)
Common stock issued at $57.41 per share for stock bonus	8	—	465	—	—	—	465
Balance at March 31, 2018	46,319	$475	$269,004	$693,218	$(8,636)	$(74,999)	$879,062

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net income	$25,429	$23,121
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(1,184)	(51)
Depreciation and amortization	9,688	8,363
Loss in equity method investment, before tax	24	28
Gain on bargain purchase of a business	—	(8,388)
Deferred income taxes	1,448	1,163
Noncash compensation related to stock plans	3,116	7,976
Provision of doubtful accounts	222	13

Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(30,764)	(30,254)
Inventories	(3,071)	(9,796)
Trade accounts payable	11,451	3,209
Income taxes payable	721	3,681
Accrued profit sharing trust contributions	(4,326)	(4,036)
Accrued cash profit sharing and commissions	(346)	(1,287)
Other current assets	1,923	(695)
Accrued liabilities	(983)	(845)
Long-term liabilities	3,763	87
Accrued workers’ compensation	12	9
Other noncurrent assets	(5)	210
Net cash provided by (used in) operating activities	17,118	(7,492)
Cash flows from investing activities
Capital expenditures	(10,935)	(13,629)
Asset acquisitions, net of cash acquired	—	(26,289)
Proceeds from sale of property and equipment	1,239	53
Net cash used in investing activities	(9,696)	(39,865)
Cash flows from financing activities
Deferred and contingent consideration paid for asset acquisitions	—	(65)
Repurchase of common stock	(24,999)	—
Repayment of long-term borrowings and capital leases	(174)	—
Issuance of common stock	695	314
Dividends paid	(9,818)	(8,538)
Cash paid on behalf of employees for shares withheld	(5,027)	(5,124)
Net cash used in financing activities	(39,323)	(13,413)
Effect of exchange rate changes on cash and cash equivalents	800	1,292
Net decrease in cash and cash equivalents	(31,101)	(59,478)
Cash and cash equivalents at beginning of period	168,514	226,537
Cash and cash equivalents at end of period	$137,413	$167,059
Noncash activity during the period
Noncash capital expenditures	$1,567	$4,817
Capital lease obligations	—	2,131
Dividends declared but not paid	10,190	8,578
Contingent consideration for acquisition	—	1,139
Issuance of Company’s common stock for compensation	465	412

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

Interim Reporting Period

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These interim statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The unaudited quarterly condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial information set forth therein, in accordance with GAAP. Certain prior period amounts in the condensed consolidated financial statements and the accompanying notes have been reclassified to conform to the current period’s presentation. The year-end condensed consolidated balance sheet data provided herein were derived from audited financial statements, but do not include all disclosures required by GAAP. The Company’s quarterly results fluctuate. As a result, the Company believes the results of operations for this interim period presented are not indicative of the results to be expected for any future periods.

Prior Year Reclassification

In the third quarter of 2017, the Company reclassified year-to-date expenses associated with a recent acquisition from engineering and research and development to general and administrative and sales and marketing. The 2017 first quarter financial results have been revised for these changes with $1.3 million of costs reclassified from research and development and engineering expense to general and administrative expense ($1.1 million) and selling expense ($0.2 million), respectively.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (later codified as ASC Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. ASC 606 provides a five-step model for revenue recognition to be applied to all revenue contracts with customers. Under ASC 606, the revenue is recognized when a customer obtains control of promised goods or services and in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.

The Company adopted ASU 2014-09 and its related amendments, effective January 1, 2018 using the modified retrospective implementation method. Accordingly, the Company applied the five-step method outlined in Topic 606 for determining when and how revenue is recognized to all contracts. Revenues for reporting periods beginning after January 1, 2018 are presented under Topic 606. While Topic 606 requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments, its adoption has not had a material impact on the measurement or recognition of the Company’s revenues. In addition, the adoption of Topic 606 had no material impact to cash from or used in operating, financing, or investing on the consolidated cash flows statements (See “Note 2 - Revenue from Contracts with Customers" to the Company's Consolidated Financial Statements).

Net Earnings Per Common Share

Basic earnings per common share are computed based on the weighted-average number of common shares outstanding during the period. Potentially dilutive securities, using the treasury stock method, are included in the diluted per-share calculations for all periods when the effect of their inclusion is dilutive.

The following is a reconciliation of basic earnings per common share to diluted earnings per share for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Net income available to common stockholders	$25,429	$23,121
Basic weighted-average shares outstanding	46,615	47,616
Dilutive effect of potential common stock equivalents — stock options and restricted stock units	394	290
Diluted weighted-average shares outstanding	47,009	47,906
Earnings per common share:
Basic	$0.55	$0.49
Diluted	$0.54	$0.48

Share Repurchases

During the first quarter of 2018, the Company received 182,171 shares of the Company's common stock pursuant to the Company’s $50.0 million accelerated share repurchase program with Wells Fargo Bank, National Association, initiated in December 2017 (the "2017 December ASR Program") which constituted the final delivery under the 2017 December ASR Program. During the first quarter of 2018, the Company also repurchased in the open market 437,500 shares of the Company's common stock at an average price of $57.14 per share, for a total of $25.0 million. As a result, as of March 31, 2018, approximately $126.5 million remained available for share repurchase through December 31, 2018 under the Company's previously announced $275 million share repurchase authorization.

Accounting for Stock-Based Compensation

The Company recognizes stock-based expense related to stock options and restricted stock unit awards on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term of three or four years. These awards are measured at fair value as of the grant date and the assumptions used to calculate the fair value of options or restricted stock units are evaluated and revised, as necessary, to reflect market conditions and the Company's experience.

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

As of March 31, 2018 and 2017 and December 31, 2017, the Company’s investments consisted of only money market funds, which are the Company’s primary financial instruments, maintained in cash equivalents and carried at cost, approximating fair value, based on Level 1 inputs. The balances of the Company's primary financial instruments at the dates indicated were as follows:

	At March 31,		At December 31,
(in thousands)	2018	2017	2017
Money market funds	$5,437	$3,545	$5,293

The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions is classified as Level 3 within the fair value hierarchy as it is based on unobserved inputs, management estimates and entity-specific assumptions and is evaluated on an ongoing basis. As of March 31, 2018, the estimated fair value of the Company's contingent consideration was approximately $1.4 million.

Income Taxes

The Company uses an estimated annual tax rate to measure the tax benefit or tax expense recognized in each interim period.

Acquisitions

Under the business combinations topic of the FASB ASC 805, the Company accounts for acquisitions as business combinations and ascribes acquisition-date fair values to the acquired assets and assumed liabilities. Provisional fair value measurements are made at the time of the acquisitions. Adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as information necessary to complete the analysis is obtained. The fair value of intangible assets are generally based on Level 3 inputs.

CG Visions, Inc.

In January 2017, the Company acquired CG Visions, Inc. ("CG Visions") for up to approximately $20.8 million, including contingent consideration. CG Visions provides scalable technologies and services in building information modeling ("BIM") technologies, estimation tools and software solutions to a number of the top 100 mid-sized to large builders in the United States, which are expected to complement and support the Company's sales in North America. During the third quarter of 2017, the Company finalized its fair value measurement of assets acquired and liabilities assumed in this acquisition. CG Visions assets and liabilities included other current assets of $0.5 million, noncurrent assets of $20.4 million, and current liabilities and contingent consideration of $1.1 million. Included in noncurrent assets was goodwill of $10.1 million, which was assigned to the North America segment, and intangible assets of $10.3 million, both of which are subject to tax-deductible amortization. The estimated weighted-average amortization period for the intangible assets is 7 years.

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

Gain (Adjustment) on Bargain Purchase of a Business

In the first quarter of 2017, the Company recorded a preliminary nontaxable bargain purchase gain of $8.4 million, which was included in the condensed consolidated statements of operations. During the third quarter of 2017, the Company reevaluated the fair value of the assets acquired and liabilities assumed in the Gbo Fastening Systems acquisition and recorded that the estimated fair value of the assets acquired and liabilities assumed was approximately $16.5 million. Consequently, a bargain purchase adjustment of $2.1 million was recorded resulting in a $6.3 million adjusted gain on bargain purchase of a business for the 2017 fiscal year.

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

Recently Adopted Accounting Standards

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory when the transfer occurs. Current guidance requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. On January 1, 2018, the Company adopted ASU 2016-16 using a modified retrospective approach. Adoption of ASU 2016-16 has had no material effect on the Company's consolidated financial statements and footnote disclosures.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge or Step 2 of the goodwill impairment analysis. Instead, an impairment charge will be recorded based on the excess of a reporting unit's carrying amount over its fair value using Step 1 of the goodwill impairment analysis. On January 1, 2018, the Company prospectively adopted ASU 2017-04. Adoption of ASU 2017-04 has had no material effect on the Company's consolidated financial statements and footnote disclosures.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, (Topic 842), Leases (“ASU 2016-02”). ASU 2016-02 core requirement is to recognize the assets and liabilities that arise from leases including those leases classified as operating leases. The amendments require a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term in the statement of financial position. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset to not recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has developed a project team relative to the process of adopting this ASU 2016-02 and is currently reviewing the detail of the Company’s leasing arrangements, which consist primarily of building, auto and equipment leases. As of December 31, 2017, the Company determined an estimated $25.2 million operating lease commitment will have an impact on the Company's balance sheets.

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). ASU 2018-02 allows a reclassification from Accumulated other Comprehensive Income to Retained Earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. Early adoption of ASU 2018-02 is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements

All other issued and effective accounting standards during the first quarter of 2018 were determined to be not relevant or material to the Company.

2.    Revenue from Contracts with Customers

On January 1, 2018, the Company adopted the New Revenue Standard ("ASC 606") using the modified retrospective method and has recorded $0.8 million, net of tax, cumulative effect of adopting ASC 606 as an increase to opening retained earnings on January 1, 2018.

Disaggregated revenue

In accordance with ASC 606, the Company disaggregates net sales into the following major product groups as noted in Note 12 segment information of these interim financial statements.

Wood Construction Products Revenue. Wood construction products represented almost 87% of total net sales in the first quarter of 2018, refer to Note 12 for products description.

Concrete Construction Products Revenue. Concrete construction products represented 13% of total net sales in the first quarter of 2018, refer to Note 12 for products description.

Generally, a revenue contract with a customer exists when the goods are shipped and services are rendered; and its related invoice is generated. The duration of the contract does not extend beyond the promised goods or services already transferred. The transaction price of each distinct promised product or service specified in the invoice is based on its relative stated standalone selling price.

All revenues are measured based on the consideration specified in the invoice with a customer, excluding any sales incentives, discounts and amounts collected on behalf of third parties (i.e. governmental tax authorities). Based on the Company's historical experience with the customer and with the customer's purchasing pattern and its significant experience selling products, the Company concluded that a significant reversal in the cumulative amount of revenue recognized will not occur when the uncertainty (if any) is resolved (that is, when the total amount of purchases is known).The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer at a point in time. The Company’s shipping terms provide the primary indicator of the transfer of control. Generally, our general shipping terms are F.O.B. shipping point, where title and the risk and rewards of ownership transfer at the point when the products leave our warehouse. Generally, there are no customer acceptance criteria included in our standard sales agreement with customers. When an arrangement with the customer does not meet the criteria to be accounted for as a revenue contract under the standard, the Company recognizes revenue in the amount of nonrefundable consideration received when the Company has transferred control of the goods or services and has stopped transferring (and has no obligation to transfer) additional goods or services. The Company offers certain customers discounts for paying invoices ahead of the due date, generally, 30 to 60 days. Many of the Company's customers have prompt-payment discount terms.

Other revenue. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and services, although less than 1.0% of net sales and not material to the condensed consolidated financial statements, are recognized as the services are completed or the software products and services are delivered. Services may be sold separately or in bundled packages. The typical contract length for service is generally less than one year. For bundled packages, the Company accounts for individual services separately if they are distinct. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the services.

Reconciliation of contract balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of January 1, 2018, the Company had no contract assets and deferred revenue which represent contract liabilities from contracts with customers.

Other accounting issues

Volume discounts. Volume discounts are accounted for as variable consideration because the transaction price is uncertain until the customer completes or fails to purchase the specified volume of purchases (consideration is contingent on a future outcome - occurrence or nonoccurrence). In addition, the Company applies the volume rebate or discount retrospectively, this is because the final price of each products or services sold depends on the customer's total purchases subject to the rebate program. The estimated rebates are deducted from the transaction price revenues based on the historical experience with the customer.

Right of returns and other allowances. Rights of return creates variability in the transaction price. The Company accounts for returned product during the return period as a refund to customer, not a performance obligation. The estimated allowance for returns is based on historical percentage of returns and allowance from prior periods and the customer's historical purchasing pattern. This estimate is deducted from the transaction price revenues.

Principal versus Agent. The Company considered the principal versus agent consideration of the new revenue recognition guidance and concluded that the Company is the principal in a third-party transaction. The Company manufactures its products and has the control to transfer of the products to Dealer Distributors and Contract Distributors, or directly ship our products to the customers.

Costs to obtain or fulfill a contract. Costs incurred to obtain a contract is immaterial. Commission cost is not an incremental cost directly related to obtain a contract.

Shipping costs. The Company recognizes shipping and handling activities that occur after the customer has obtained control of goods as a fulfillment cost rather than as an additional promised service. Therefore, the Company recognizes revenue and accrues the shipping and handling costs when the control of goods transfers to the customer upon shipment.

Advertising costs. Cooperative advertising and partnership discounts are consideration payable to a customer and not a payment in exchange for a distinct product or service at fair value. Estimated cooperative advertising and partnership discounts are reductions to the transaction price.

Practical Expedients. The Company did not use either the practical expedient regarding the existence of a significant financing component or the practical expedient for expensing certain costs of obtaining a contract.

3.     Income Taxes

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) was signed, which includes a broad range of tax reform proposals affecting businesses, including corporate tax rates, business deductions, and international tax provisions.

On April 2, 2018, the Internal Revenue Service issued Notice 2018-26 which provides guidance on how to determine, report and pay the repatriation tax on deemed repatriated earnings of foreign subsidiaries provided in the Tax Reform Act and included in the consolidated financial statements for the year ended December 31, 2017. ASU 2018-26 is not expected to have a significant impact on the Company’s consolidated financial statements.

Income tax expense

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017
Effective tax rate	22.2%	24.9%
Provision for income taxes	$7,253	$7,680

Income tax expense decreased $0.4 million for the three months ended March 31, 2018, compared to the same period in 2017, due to a lower effective tax rate in spite of higher pre-tax income. The decrease in the effective tax rate was primarily due to the reduced U.S. corporate income tax rate from a maximum of 35% to a 21% rate provided in the Tax Reform Act. Although not significant, the Company’s effective tax rate includes the estimated incremental GILTI tax expense applying the tax law as currently enacted. The $23.1 million consolidated net income for the first quarter of 2017 included an $8.4 million gain on a bargain purchase of a business.

4.    Stock-Based Compensation

The Company allocates stock-based compensation expense related to equity plans for employees and non-employee directors among cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. During the three months ended March 31, 2018 and 2017, the Company recognized stock-based compensation expense related to its equity plans for employees of $3.1 million and $8.0 million, respectively. Stock-based compensation cost capitalized in inventory was immaterial for all periods presented.

On February 15, 2018, the Company granted 176,882 restricted stock units ("RSUs") to the Company's employees, including officers, at an estimated weighted average fair value of $54.97 per share, based on the closing price of the Company's common stock on February 14, 2018 of $57.16, adjusted for certain market factors, and to a lesser extent, the present value of dividends. The RSUs granted to the Company's employees may be time-based, performance-based or time- and performance-based. Certain of the performance-based RSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the RSU agreement over a cumulative three year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time- and performance based RSUs are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year life of the award, and require the underlying shares of the Company's common stock to be subject to a performance-based adjustment during the first year.

On April 24, 2018, the Company awarded 1,475 fully vested shares to each of the Company's eight non-employee directors (11,800 shares in total) at an estimated fair value of $55.34 per share based on the closing price on April 24, 2018.

As of March 31, 2018, the aggregate unamortized stock compensation expense was approximately $16.9 million, which is entirely attributable to unvested RSUs and is expected to be recognized in expense over a weighted-average period of 2.5 years.

5.    Trade Accounts Receivable, Net

Trade accounts receivable at the dates indicated consisted of the following:

	At March 31,		At December 31,
(in thousands)	2018	2017	2017
Trade accounts receivable	$169,552	$153,542	$139,910
Allowance for doubtful accounts	(1,217)	(1,284)	(996)
Allowance for sales discounts and returns	(1,189)	(3,752)	(2,956)
	$167,146	$148,506	$135,958

The decrease in allowance for sales discounts and returns is primarily related to the adoption of ASC 606 resulting in a $1.1 million adjustment in recognition of estimated right of returns assets on product sales and its corresponding estimated refund liability as of December 31, 2017, which was not recordable under previous revenue recognition guidance. This amount was estimated based upon the most likely amount of consideration to which the customer will be entitled. All estimates are based on historical experience, anticipated performance and the Company’s best judgment at the time to the extent it is probable that a significant reversal of revenue recognized will not occur. These estimates are reassessed periodically.

6.    Inventories

Inventories at the dates indicated consisted of the following:

	At March 31,		At December 31,
(in thousands)	2018	2017	2017
Raw materials	$87,363	$90,545	$91,022
In-process products	28,406	26,010	26,849
Finished products	140,783	139,716	135,125
	$256,552	$256,271	$252,996

7.    Property, Plant and Equipment, Net

Property, plant and equipment, net, at the dates indicated consisted of the following:

	At March 31,		At December 31,
(in thousands)	2018	2017	2017
Land	$33,234	$32,370	$33,087
Buildings and site improvements	214,074	186,974	212,817
Leasehold improvements	4,767	5,515	4,684
Machinery, equipment, and software	318,201	254,405	300,334
	570,276	479,264	550,922
Less accumulated depreciation and amortization	(309,198)	(279,607)	(299,907)
	261,078	199,657	251,015
Capital projects in progress	15,036	50,808	22,005
	$276,114	$250,465	$273,020

8.    Goodwill and Intangible Assets, Net

Goodwill at the dates indicated was as follows:

	At March 31,		At December 31,
(in thousands)	2018	2017	2017
North America	$95,677	$95,574	$95,755
Europe	40,883	38,080	39,896
Asia/Pacific	1,466	1,459	1,489
Total	$138,026	$135,113	$137,140

Intangible assets, net, at the dates indicated were as follows:

	At March 31, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$30,715	$(14,472)	$16,243
Europe	24,112	(12,053)	12,059
Total	$54,827	$(26,525)	$28,302

	At March 31, 2017
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$33,862	$(14,815)	$19,047
Europe	28,110	(15,444)	12,666
Total	$61,972	$(30,259)	$31,713

	At December 31, 2017
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$30,775	$(13,732)	$17,043
Europe	23,762	(11,479)	12,283
Total	$54,537	$(25,211)	$29,326

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense for definite-lived intangible assets during the three months ended March 31, 2018 and 2017, totaled $1.3 million and $1.7 million, respectively. The only indefinite-lived intangible asset, consisting of a trade name, totaled $0.6 million at March 31, 2018.

At March 31, 2018, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)

Remaining nine months of 2018	$4,048
2019	5,311
2020	5,281
2021	4,802
2022	2,878
2023	2,074
Thereafter	3,292
$27,686

The changes in the carrying amount of goodwill and intangible assets for the three months ended March 31, 2018, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2017	$137,140	$29,326
Amortization	—	(1,314)
Foreign exchange	886	290
Balance at March 31, 2018	$138,026	$28,302

9.    Equity Investments

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

For the three months ended March 31, 2018 and 2017, the Company recorded an equity loss of $24 thousand and $28 thousand, respectively. The carrying amount of the investment as of March 31, 2018 and December 31, 2017 was $2.5 million.

10.    Debt

Credit Facilities

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at March 31, 2018, was $304.2 million including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a revolving line of credit with $300 million in available credit. On July 25, 2016, the Company entered into a second amendment (the "Amendment") to the credit facility. For additional information about the Amendment, see the Company's Current Report on Form 8-K dated July 28, 2016. As amended, this credit facility will expire on July 23, 2021. Amounts borrowed under this credit facility bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars appearing on Reuters LIBOR1screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at March 31, 2018, the LIBOR Rate was 1.80%), or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit facility, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The Company’s unused borrowing capacity under other revolving credit lines and a term note totaled $4.2 million at March 31, 2018. The other revolving credit lines and the term note charge interest ranging from 0.47% to 11.50%, currently have maturity dates from July 2018 to December 2018. The Company had no outstanding debt balance as of March 31, 2018 and 2017, and December 31, 2017, respectively. The Company was in compliance with its financial covenants at March 31, 2018.

Capital Lease Obligations

In 2017, the Company entered into two four-year lease agreements for certain office equipment with Cisco Systems Capital Corporation for a total of approximately $4.4 million, which was recorded in fixed assets as capital lease obligations. These capital lease obligations are included in current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. The interest rates for these two capital leases are 2.89% and 3.50%, respectively, and the two leases will mature in May 2021 and July 2021, respectively.

As of March 31, 2018, the current portion of the outstanding liability for the leased equipment was approximately $1.1 million and the long-term portion was approximately $2.4 million.

11.    Commitments and Contingencies

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

Gentry Homes, Ltd.v. Simpson Strong-Tie Company, Inc., et al., Case No. 17-cv-00566, was filed in federal district court in Hawaii against Simpson Strong-Tie Company, Inc. and Simpson Manufacturing, Inc. on November 20, 2017.  The Gentry case is a product of a previous state court class action, Nishimura v. Gentry Homes, Ltd.,et al. which is now closed.  The Nishimura case concerned alleged corrosion of the Company’s galvanized strap-tie holdowns and mudsill anchor products used in a residential project in Honolulu, Hawaii, Ewa by Gentry.  In the Nishimura case, the plaintiff homeowners and the developer, Gentry, arbitrated their dispute and agreed on a settlement in the amount of $90 million, with $54 million going to repair costs and $36 million going to attorney fees.  In the Gentry case, Gentry alleges breach of warranty and negligent misrepresentation related to the Company’s “hurricane strap” and mudsill anchor products. Gentry is demanding general, special, and consequential damages from the Company in an amount to be proven at trial.  Gentry also seeks pre-judgment and post-judgment interest, attorneys’ fees and costs, and other relief.  The Company admits no liability and will vigorously defend the claims bought against it.  At this time, the Company cannot reasonably ascertain the likelihood that it will be found responsible for substantial damages to Gentry.  Based on the facts currently known, and subject to future events and circumstances, the Company believes that all or part of the claims may be covered by its insurance policies.

Potential Third-Party Claims

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

Given the nature and the complexities involved in the Vitale proceeding the Company is unable to estimate reasonably a likelihood of possible loss or range of possible loss until the Company knows, among other factors, (i) whether it will be named in the lawsuit by any party; (ii) the specific claims and the legal theories on which they are based (iii) what claims, if any, might be dismissed without trial, (iv) the extent of the claims, including the size of any potential class, particularly as damages are not specified or are indeterminate, (v) how the discovery process will affect the litigation, (vi) the settlement posture of the other parties to the litigation, (vii) the extent to which the Company’s insurance policies will cover the claims or any part thereof, if at all, (viii) whether class treatment is appropriate; and (ix) any other factors that may have a material effect on the litigation.

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

12.    Segment Information

The Company is organized into three reportable segments, which are defined by the regions where the Company’s products are manufactured, marketed and distributed to the Company’s customers. The three regional segments are the North America segment, comprising primarily the United States and Canada; the Europe segment, comprising continental Europe and the United Kingdom; and the Asia/Pacific segment, comprising the Company’s operations in China, Hong Kong, the South Pacific, South Africa and the Middle East. China and Hong Kong operations are manufacturing and administrative support locations, respectively. These three reportable segments are similar in several ways, including the types of materials used in production, production processes, distribution channels and product applications. The Company’s measure of profit or loss for its reportable segments is income (loss) from operations.

The following tables illustrate certain measurements used by management to assess the performance of its reportable segments as of or for the following periods:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net Sales
North America	$206,212	$183,772
Europe	36,293	34,381
Asia/Pacific	2,274	1,714
Total	$244,779	$219,867
Sales to Other Segments*
North America	$628	$850
Europe	349	147
Asia/Pacific	6,524	4,949
Total	$7,501	$5,946
Income (Loss) from Operations
North America	$35,968	$26,767
Europe	(1,647)	(1,835)
Asia/Pacific	151	(195)
Administrative and all other	(1,676)	(2,107)
Total	$32,796	$22,630

* Sales to other segments are eliminated in consolidation.

			At
	At March 31,		December 31,
(in thousands)	2018	2017	2017
Total Assets
North America	$982,149	$877,408	$953,033
Europe	213,259	187,614	208,640
Asia/Pacific	28,461	25,944	26,820
Administrative and all other	(183,527)	(72,766)	(150,970)
Total	$1,040,342	$1,018,200	$1,037,523

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $53.4 million, $92.1 million, and $80.2 million, as of March 31, 2018 and 2017, and December 31, 2017, respectively. Total "Administrative and all other" assets are net of inter-segment due to and from accounts eliminated in consolidation.

While the Company manages its business by geographic segment, the following table illustrates the distribution of the Company’s net sales by product group as additional information for the following periods:

	Three Months Ended March 31,
(in thousands)	2018	2017

Wood construction products	$212,547	$190,877
Concrete construction products	32,156	28,817
Other	76	173
Total	$244,779	$219,867

Wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls, and are used for connecting and strengthening wood-based construction primarily in the residential construction market. Concrete construction products include adhesives, chemicals, mechanical anchors, carbide drill bits, powder actuated tools and fiber reinforcing materials, and are used for restoration, protection or strengthening concrete, masonry and steel construction in residential, industrial, commercial and infrastructure construction.

13.    Subsequent Events

In April 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per share, estimated to be $10.2 million in total, to be paid on July 26, 2018, to stockholders of record on July 5, 2018. This increased 5% over the last dividend declared by the Company in January 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 2018. The following discussion and analysis should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes included in Part I, Item 1, "Financial Statements” of this Quarterly Report on Form 10-Q. The following discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs as discussed in the “Note About Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those plans, estimates, and beliefs. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q as well as the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Business Overview

We design, manufacture and sell building construction products that are of high quality and performance, easy to use and cost-effective for customers. We operate in three business segments determined by geographic region: North America, Europe and Asia/Pacific.

Our primary business strategy is to grow through increasing our market share and profitability in Europe; growing our share in the truss and concrete spaces; and continuing to build a software platform to support our core wood products offering while leveraging our strengths in engineering, sales and distribution, and our strong brand name. We believe these initiatives and objectives are crucial to not only offer a more complete solution to our customers and bolster our sales of core wood connector products, but also to mitigate the cyclicality of the U.S. housing market.

On October 30, 2017, we announced the 2020 Plan to provide additional transparency into our strategic plan and financial objectives. We remain on track to substantially achieve our aggressive financial targets under the 2020 Plan, assuming that (i) there are mid-single digit growths in U.S. housing starts and in the repair and remodel market, (ii) we can realize the $30 million annualized revenue opportunity for our mechanical anchor product line in stores of The Home Depot, Inc., (iii) we can increase our market share and profitability in Europe, and (iv) we can gain market shares for both our truss and concrete product offerings. Subject to future events and circumstances, our 2020 Plan is centered on three key aggressive operational objectives as further described below.

•	First, a continued focus on organic growth with a goal to achieve a net sales compound annual growth rate of approximately 8% (from $860.7 million reported in fiscal 2016) through fiscal 2020.

•
Second, rationalizing our cost structure to improve company-wide profitability by reducing total operating expenses, as a percentage of net sales from 31.8% in fiscal 2016 to a range of 26.0% to 27.0% by fiscal 2020. We expect to achieve this initiative, aside from top-line growth, through cost reduction measures in Europe and our concrete product line, zero-based budgeting for certain expense categories and a commitment to remaining headcount neutral (except in the production and sales departments to meet demands from sales growth). Offsetting these reductions will be the Company’s ongoing investment in its software initiatives as well as the expenses associated with our ongoing SAP implementation.

•
Third, improving our working capital management and overall balance sheet discipline primarily through the reduction of inventory levels by aggressively eliminating 25 to 30% of the Company’s product SKUs as well as implementing Lean principles in many factories. With these efforts, we believe we could achieve an additional 30% reduction of our raw materials and finished goods inventory through 2020 without impacting day-to-day production and shipping procedures.

Based on our current efforts, we believe operating expenses for the full year 2018 will be at or below our operating expenses for the year ending December 31, 2017. In addition to these efforts, we hired a leading management consultant to perform an independent in-depth analysis of our operations and identify additional opportunities to enhance our operational efficiencies. We believe our efforts to achieve the 2020 Plan will contribute to improved business performance and operating results, improve returns on invested capital and allow us to be more aggressive in repurchasing shares of our stock in the near-term. Through execution on the 2020 Plan, we expect by the end of fiscal year 2020 to achieve a return on invested capital (1) target within the range of 17% to 18% from 10.5% in 2016.

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

We have invested in strategic initiatives, including annual research and development expenses in software development of approximately $8 million, to help us perform throughout all industry cycles, such as scaling up our wood construction products operations in Europe and ongoing development of our software solutions, which we estimate supports approximately 40% of our connector and truss plate sales, as our market strategy is to sell engineered product solutions. In support of this effort, we acquired Gbo Fastening Systems AB (“Gbo Fastening Systems”) and CG Visions, Inc. (“CG Visions”) in January 2017, as we believe these two acquisitions fit into our current business model and growth strategy.

In 2018, we completed our purchase of the LotSpec software asset, a suite of software applications, to facilitate builders’ abilities to complete complex designs and do full take-offs in collaboration with our CG Visions software. In addition, we announced a strategic software partnership with Hyphen Solutions ("Hyphen"), a leading cloud-based construction management software company. Hyphen offers integrated information exchange between its software and our existing CG Visions' take-off platform to more efficiently create detailed plan estimates, designs and production specifications to automatically flow through to purchasing systems. We believe that the LotSpec software purchase and the Hyphen strategic partnership align well with our strategy to continue strengthening our value proposition by being the industry's trusted partner in construction solutions and building systems software.

While acquisitions were part of a dual-fold approach to growth in the past, our go-forward strategy will primarily focus on organic growth, supported by strategic capital investments in the business. As such, we will de-emphasize acquisitions activities going forward, especially in the concrete repair space. An exception may occur if the right opportunity were to arise in our core fastener space, which is the particular area where we believe it would be beneficial to gain additional production capacity to support our wood business or to enhance our wood and concrete product portfolio with additional value–added products.

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

Our sales also tend to be seasonal, with operating results varying from quarter to quarter. With some exceptions, our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year, as our customers tend to purchase construction materials in the late spring and summer months for the construction season. In addition, weather conditions, such as extended cold or wet weather, which affect and sometimes delay installation of some of our products, could negatively affect our results of operations. Political and economic events, such as tariffs and other trade barriers, can also affect our sales, raw material costs and profitability.

Operating expenses as a percentage of net sales was 31% and 35% for the quarters ended March 31, 2018 and 2017, respectively.

ERP Integration

In July 2016, our Board of Directors (the "Board") approved a plan to replace our current in-house enterprise resource planning ("ERP") and externally sourced accounting platforms with a fully integrated ERP platform from SAP America, Inc. ("SAP") in multiple phases by location over a period of three to four years at all facilities plus our headquarters, with a focus on configuring, instead of customizing, the standard SAP modules. We anticipate the costs to implement SAP will be unchanged, at approximately $30 million to $34 million through 2019, including capital expenditures. Annual operating expenses will increase from 2017 to 2024 as a result of the ERP project, partly due to the amortization of related capitalized costs.

We went live with our first wave of the SAP implementation project in February of 2018. The first wave of the SAP implementation has taken longer than expected to stabilize. As a result, we are evaluating the scheduling of future waves. As of March 31, 2018, we have capitalized $13.0 million and expensed $6.5 million of the costs associated with the ERP project. During 2018, we anticipate spending more time and resources on training our staff on the new platform, as opposed to configuring the SAP modules, and we expect to record the cost associated with such training as expense. For 2018, we incurred approximately $1.0 million more costs than anticipated and revised our estimated 2018 ERP project costs to be approximately $8 to $9 million, including the amortization of capitalized SAP costs.

Business Segment Information

Our North America segment has generated revenues primarily from wood construction products compared to concrete construction products. Due to improved economic conditions, including an increase in housing starts, net sales in regions of the segment have trended up. Net sales in the first quarter of 2018 increased 12.0% compared to the first quarter of 2017, primarily due to increased sales volumes on milder west coast weather and improved economic conditions. Our truss sales increased modestly in the first quarter of 2018. Our truss specialists are focusing on converting medium size truss customers to our design and management software in 2018, while continuing to support our smaller truss customers. To improve truss plate gross profit margins, we've relocated our truss manufacturing into our wood connector plants, which will increase efficiency and plant utilization in the wood connector plants. When the former truss plate facility is sold, we believe cost of sales savings of approximately $2.0 million from prior periods can be achieved by reduced operating overhead and freight costs.

In late 2016, we collaborated with The Home Depot, Inc. (“The Home Depot”) to make available our mechanical anchor line of products at The Home Depot. This collaboration increased a portion of our finished goods inventory and we expect to continue to introduce our mechanical anchor line of products through approximately 1,900 of The Home Depot store locations by 2020. As of March 31, 2018, the product line had rolled out to 330 Home Depot locations. Once the rollout is completed, we anticipate this opportunity will meaningfully contribute to our concrete business lines going forward and estimate that on an annualized basis it could potentially increase our net sales by approximately $30 million. See "North America" below.

Our Europe segment generates more revenues from wood construction products than concrete construction products. Wood construction product sales increased 2% in the first quarter 2018 compared to the first quarter of 2017. First quarter 2017 net sales included $3.0 million of net sales provided by Gbo Fastening Systems' Poland and Romania, both of which were sold by the fourth quarter of 2017. Concrete construction product sales are mostly project based and net sales increased 38% in the first quarter of 2018 compared to the first quarter of 2017, primarily due to increased sales volume. We are uncertain whether our concrete construction product net sales will continue to grow at this pace for 2018. In the first quarter of 2018, our Western European locations started introducing a complete line of Gbo fastener products to its customers, which partially replaced third-party suppliers and improved related profit margins. Also, we reduced operating expenses by an estimated $2.0 million per year due to personnel reductions taken in 2017. See “Europe” below.

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

Business Outlook

In April 2018, the Company announced an average 11.5% price increase on its wood connector products sold in the United States, expected to be effective mid-June 2018, in an effort to offset rising raw materials costs.

Based on current information and subject to future events and circumstances:

•	The Company currently believes, due to uncertainty related to steel tariffs, the market price for steel will likely continue to increase during the second quarter of 2018.

•	The Company estimates that its full-year 2018 gross profit margin will be between approximately 45% and 46%

•
The Company estimates that its full-year 2018 effective tax rate will be between approximately 26% to 27%, including both federal and state income tax rates. The ultimate impact of the Tax Cuts and Jobs Act signed into law in 2017 and the Company's 2018 effective tax rate may differ materially from the Company’s estimates due to changes in the interpretations and assumptions made by the Company as well as additional regulatory guidance that may be issued and actions the Company may take as a result of the Tax Cuts and Jobs Act, such as cash repatriation to the United States, if any. The Company will continue to assess the expected impacts of the new tax law and provide additional disclosures at appropriate times.

Results of Operations for the Three Months Ended March 31, 2018, Compared with the Three Months Ended March 31, 2017

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended March 31, 2018, against the results of operations for the three months ended March 31, 2017. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended March 31, 2017 and the three months ended March 31, 2018. In the third quarter of 2017, the Company reclassified year to date expenses associated with a recent acquisition from engineering and research and development to general and administrative and sales and marketing. The 2017 first quarter financial results have been revised to reclassify $1.3 million of costs from research and development and engineering expense to general and administrative expense ($1.1 million) and selling expense ($0.2 million). To avoid fractional percentages, all percentages presented below were rounded to the nearest whole number unless otherwise presented.

First Quarter 2018 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the three months ended March 31, 2018, from the three months ended March 31, 2017, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	March 31,	North		Asia/	Admin &	March 31,
(in thousands)	2017	America	Europe	Pacific	All Other	2018
Net sales	$219,867	$22,440	$1,912	$560	$—	$244,779
Cost of sales	119,711	14,692	1,400	502	(52)	136,253
Gross profit	100,156	7,748	512	58	52	108,526
Research and development and other engineering expense	11,819	(652)	(171)	154	—	11,150
Selling expense	29,637	(1,805)	(372)	113	—	27,573
General and administrative expense	36,121	2,164	865	(579)	(380)	38,191
Gain on sale of assets	(51)	(1,159)	2	24	—	(1,184)
Income from operations	22,630	9,200	188	346	432	32,796
Loss in equity method investment, before tax	(28)	4	—	—	—	(24)
Interest expense, net	(189)	(88)	39	(7)	155	(90)
Gain on bargain purchase of a business	8,388	—	(8,388)	—	—	—
Income before income taxes	30,801	9,116	(8,161)	339	587	32,682
Provision for income taxes	7,680	(2,131)	(334)	87	1,951	7,253
Net income	$23,121	$11,247	$(7,827)	$252	$(1,364)	$25,429

Net sales increased 11% to $244.8 million from $219.9 million. Net sales to dealer distributors, contractor distributors, home centers and lumber dealers increased primarily due to increased home construction activity and average net sales unit prices. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 87% of the Company's total net sales in both the first quarters of 2018 and 2017. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 13% of the Company's total net sales in both the first quarters of 2018 and 2017.

Gross profit increased to $108.5 million from $100.2 million. Gross profit margins decreased to 44.3% from 45.6%. The gross profit margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, decreased to 45% from 47% for wood construction products and increased to 35% from 32% for concrete construction products.

Research and development and engineering expense decreased 6% to $11.2 million from $11.8 million, mostly due to decreases of $0.4 million in stock-based compensation expense and $0.2 million in professional fees.

Selling expense decreased 7% to $27.6 million from $29.6 million primarily due to decreases of $1.2 million in stock-based compensation expense, $0.6 million in advertising costs and $0.4 million in professional fees, which was partly offset by an increase of $0.2 million in cash profit sharing and sales commission expense.

General and administrative expense increased 6% to $38.2 million from $36.1 million, primarily due to increases of $2.5 million in professional fees, $1.5 million in depreciation expense, $1.1 million in personnel costs, mostly related to pay rate increases instituted on January 1, 2018, and $0.6 million in software, data processing and hosting expenses, which was partly offset by decreases of $2.4 million in stock-based compensation, $0.6 million in cash profit sharing expense, $0.4 million in amortization expense and $0.2 million in insurance expense. Included in general and administrative expense are costs associated with the SAP implementation of $3.2 million, an increase of $3.0 million over the prior year quarter. These expenses were primarily professional fees.

Gain on sale of assets - In 2016, an eminent domain claim was exercised on land owned by the Company and included an offer for loss of property. The Company challenged the offer, which resulted in the Company receiving an additional $1.0 million in the first quarter of 2018 for the taking of the land, which occurred in 2016.

Gain on bargain purchase of a business - On January 3, 2017, we acquired Gbo Fastening Systems for approximately $10.2 million. This transaction was recorded as a business combination and resulted in a preliminary bargain purchase gain estimate of $8.4 million, which represented an estimate of the excess fair value of the net assets acquired and liabilities assumed over the consideration exchanged as of the acquisition date. This nonrecurring, non-operating income gain was included in the line item “Gain on bargain purchase of a business” in our results of operations for the three months ended March 31, 2017.

Our effective income tax rate decreased to 22% from 25%, primarily due to the U.S. Tax Cuts and Jobs Act of 2017, which reduced the United States statutory federal tax from 35% to 21%. The effective income tax rate for the first quarter of 2017 was also impacted by a nonrecurring gain on a bargain purchase related to the Gbo Fastening Systems acquisition (see "Gain on bargain purchase of a business" above), which was not taxable.

Net income was $25.4 million compared to $23.1 million. Diluted net income per common share was $0.54 compared to $0.48. The $23.1 million consolidated net income for the first quarter of 2017 included an $8.4 million gain on a bargain purchase of a business, which increased diluted earnings per share for that quarter by $0.18.

Net sales

The following table represents net sales by segment for the three-month periods ended March 31, 2017 and 2018, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
March 31, 2017	$183,772	$34,381	$1,714	$219,867
March 31, 2018	206,212	36,293	2,274	244,779
Increase	$22,440	$1,912	$560	$24,912
Percentage increase	12%	6%	33%	11%

The following table represents segment net sales as percentages of total net sales for the three-month periods ended March 31, 2017 and 2018, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2017 net sales	84%	16%	—%	100%
Percentage of total 2018 net sales	84%	15%	1%	100%

Gross profit

The following table represents gross profit by segment for the three-month periods ended March 31, 2017 and 2018, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
March 31, 2017	$88,990	$11,056	$129	$(19)	$100,156
March 31, 2018	96,738	11,568	187	33	108,526
Increase	$7,748	$512	$58	$52	$8,370
Percentage increase	9%	5%	*	*	8%

* The statistic is not meaningful or material.

The following table represents gross profit as a percentage of sales by segment for the three months ended March 31, 2017 and 2018, respectively:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2017 gross profit percentage	48.4%	32.2%	7.5%	*	45.6%
2018 gross profit percentage	46.9%	31.9%	8.2%	*	44.3%

* The statistic is not meaningful or material.

North America

•
Net sales increased 12% primarily due to increases in sales volume on milder weather conditions as well as average net sales unit prices. Canada's net sales increased for the quarter primarily due to increased sales volumes. Canada's net sales were positively affected by foreign currency translation.

•	Gross profit as a percentage of net sales decreased to 47% from 48% primarily due to increased material and shipping expenses, which was partly offset by decreased factory and tooling costs.

•	Research and development and engineering expense decreased $0.7 million, primarily due to decreases of $0.3 million in stock-based compensation and $0.2 million in professional fees.

•
Selling expense decreased $1.8 million, primarily due to decreases of $1.1 million in stock based compensation expense, $0.8 million in advertising expenses and $0.3 million in professional fees, which was partly offset by increases of $0.2 million in personnel costs, mostly related to pay rate increases instituted on January 1, 2018, and $0.2 million in cash profit sharing and commission expense, mostly related to increased net sales.

•
General and administrative expense increased $2.2 million, primarily due to increases of $2.1 million in professional fees, $1.4 million in depreciation expense, and $0.7 million in software, data processing and hosting expenses, which was partly offset by decreases of $2.0 million in stock-based compensation, $0.5 million in cash profit sharing expense and $0.3 million in amortization expense. Included in general and administrative expense are costs associated with the SAP implementation of $2.5 million, an increase of $2.4 million over the prior year quarter. These expenses were primarily professional fees.

•
Gain on sale of assets - In 2016, an eminent domain claim was exercised on land owned by the Company and included an offer for the taking of the land. The Company challenged the offer, which resulted in the Company receiving an additional $1.0 million in the first quarter of 2018 for the taking of the land, which occurred in 2016.

•	Income from operations increased $9.2 million mostly due to increased gross profits and decreased operating expenses.

Europe

•
Net sales increased 6%, primarily due to approximately $4.2 million in foreign currency translations primarily related to the strengthening of all European currencies against the United States dollar as well as increases in average net sales unit prices. Net sales were partly offset by reduced sales volume due to the 2017 divesture of Gbo Fastening Systems' Poland and Romania subsidiaries (acquired January 2017), which contributed $3.0 million in net sales for the first quarter of 2017.

•	Gross profit margin was 32%, which is in line with the first quarter of 2017.

•	Selling expense decreased $0.4 million primarily due to a decrease of $0.4 million in personnel costs mostly due to headcount reductions.

•
General and administrative expense increased $0.9 million, primarily due to increases of $0.9 million in personnel costs and $0.3 million in professional fees, partly offset by a decrease of $0.3 million in insurance expense. Included in general and administrative expense are costs associated with the SAP implementation of $0.7 million, an increase of $0.5 million over the prior year quarter. These expenses were primarily professional fees.

•	Loss from operations decreased $0.2 million mostly due to increased gross profit, partially offset by higher operating expenses.

Asia/Pacific

•	For information about the Company's Asia/Pacific segment, please refer to the table above setting forth changes in our operating results for the three months ended March 31, 2018 and 2017.

Administrative and All Other

•	General and administrative expenses decreased primarily due to a decrease of $0.3 million in stock-based compensation.

Effect of New Accounting Standards

See "Note 1 Basis of Presentation — Recently Adopted Accounting Standards” and “Recently Issued Accounting Standards Not Yet Adopted” to the accompanying unaudited interim condensed consolidated financial statements.

Liquidity and Sources of Capital

Our primary sources of liquidity are cash and cash equivalents, our cash flow from operations and our $300.0 million credit facility that expires on July 23, 2021. As of March 31, 2018, there were no amounts outstanding under this facility. We also received proceeds through the exercise of stock options by our employees. There were no outstanding stock options as of March 31, 2018.

Our principal uses of liquidity include the costs and expenses associated with our operations, continuing our capital allocation strategy, which includes growing our business by internal improvements, repurchasing our common stock, paying cash dividends, and meeting other liquidity requirements for the next twelve months.

As of March 31, 2018, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Cash and cash equivalents of $81.9 million are held in the local currencies of our foreign operations and could be subject to additional taxation if it were repatriated to the United States. We have no current plans to repatriate cash and cash equivalents held outside the United States, as it is currently expected to be used to fund future international growth and acquisitions.

The following table presents selected financial information as of March 31, 2018 and 2017, and December 31, 2017, respectively:

	At March 31,	At December 31,	At March 31,
(in thousands)	2018	2017	2017

Cash and cash equivalents	$137,413	$168,514	$167,059
Property, plant and equipment, net	276,114	273,020	250,465
Goodwill, intangible assets and equity investment	168,853	169,015	169,433
Working capital	440,306	447,450	462,019

The following table provides cash flow indicators for the three-month periods ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$17,118	$(7,492)
Investing activities	(9,696)	(39,865)
Financing activities	(39,323)	(13,413)

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

During the three months ended March 31, 2018, operating activities provided $17.1 million in cash and cash equivalents, as a result of $25.4 million from net income and $13.3 million from non-cash adjustments to net income which includes depreciation and amortization expense, stock-based compensation expense and changes in deferred income taxes, partly offset by a decrease of $21.6 million in the net change in operating assets and liabilities, including an increase of $30.8 million in trade accounts receivable, net and an increase of $11.5 million in trade accounts payable. Cash used in investing activities of $9.7 million during the three months ended March 31, 2018, consisted primarily of $10.9 million for property, plant and equipment expenditures related to machinery and equipment purchases, software purchases and software in development, which was partly offset by $1.2 million in proceeds on sale of property and equipment. Cash used in financing activities of $39.3 million during the three months ended March 31, 2018, consisted primarily of $25.0 million recorded for share repurchases and $9.8 million used to pay cash dividends.

During the three months ended March 31, 2017, operating activities used $7.5 million in cash and cash equivalents, as a result of $23.1 million from net income and $7.9 million from non-cash adjustments to net income, which includes depreciation and amortization expenses, a nonrecurring gain on a bargain purchase of a business, stock-based compensation expenses and changes in deferred income taxes, partly offset by a decrease of $39.7 million in the net change in operating assets and liabilities, including net change decreases in cash and cash equivalents due to increases of $30.3 million in trade accounts receivable, net, and $9.8 million in inventory. Cash used in investing activities of $42.0 million during the three months ended March 31, 2017, consisted primarily of $26.3 million, net of acquired cash of $4.0 million, for the acquisitions of Gbo Fastening Systems and CG Visions, and $15.8 million for property, plant and equipment expenditures, related to real estate improvements, machinery and equipment purchases and software in development. Cash used in financing activities of $11.3 million during the three months ended March 31, 2017, consisted primarily of $8.5 million used to pay cash dividends and $5.1 million used to pay income taxes on behalf of employees for shares withheld with respect to their vested restricted stock units, partly offset by $2.1 million in capital lease borrowings and $0.3 million from the issuance of common stock on the exercise of stock options.

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

•
In January 2017, we acquired Gbo Fastening Systems for approximately $10.2 million and CG Visions for approximately $20.8 million subject to specified holdback provisions and post-closing adjustments. The Company sold for $9.5 million (net of delivered cash of $0.8 million) Gbo Fastening Systems' Poland and Gbo Fastening Systems' Romania subsidiaries on September 29, 2017 and October 31, 2017, respectively. The Company retains Gbo Fastening Systems' operations in Sweden and Norway.

•
In December 2016, we acquired a 25.0% equity interest in Ruby Sketch Pty Ltd. (“Ruby Sketch”) for $2.5 million, for which we account for our ownership interest using the equity accounting method. See "Note 9 — Equity Investment" to the accompanying unaudited interim condensed consolidated financial statements.

•
Our capital spending in 2017 was $58.0 million and was primarily used for the real estate improvements, machinery and equipment purchases and software in development. Our capital spending in the first three months ended March 31, 2018 was $10.9 million and primarily for machinery, equipment and software, including $1.4 million of capitalized costs related to the ERP project. Based on current information and subject to future events and circumstances, we estimate that our full-year 2018 capital spending will be approximately $30 million to $32 million, which includes purchase of manufacturing equipment and development and licensing of software, assuming all such projects will be completed by the end of 2018. Based on current information and subject to future events and circumstances, we estimate that our full-year 2018 depreciation and amortization expense to be approximately $39 million to $40 million, of which approximately $34 million to $35 million is related to depreciation.

•
On April 24, 2018, the Board declared a cash dividend of $0.22 per share, estimated to be $10.2 million in total. Such dividend is scheduled to be paid on July 26, 2018, to stockholders of record on July 5, 2018.

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

•
In August 2016, the Company entered into a Supplemental Confirmation with Wells Fargo for a $50.0 million accelerated share repurchase program (the “2016 August ASR Program”), which was completed in 2016. In June 2017, the Company entered into another Supplemental Confirmation for a $20.0 million accelerated share repurchase program with Wells Fargo (the “2017 June ASR Program”), which was completed in 2017. In December 2017, the Company entered into a Supplemental Confirmation for a $50 million accelerated share repurchase program with Wells Fargo (the "2017 December ASR Program"). During February 2018, the Company received 182,171 shares of the Company's common stock pursuant to the 2017 December ASR Program, which constituted the final delivery thereunder. In total, the Company received 859,671 shares of the Company's common stock under the 2017 December ASR Program at an average price of $58.17 per share.

•
In addition to the final delivery of the 2017 December ASR Program, during the first quarter of 2018, the Company also repurchased in the open market 437,500 shares of its common stock at an average price of $57.14 per share, for a total of $25.0 million

The following table presents cash used to pay our dividends and to repurchase shares of our common stock for the three-month period ended March 31, 2018 and the twelve-month periods ended December 31, 2017, 2016 and 2015, respectively, in aggregated amounts:

(in thousands)	Dividends Paid	Open Market Share Repurchases	Accelerated Share Repurchases	Total
January 1 - March 31, 2018	$9,818	$24,999	$—	$34,817
January 1 - December 31, 2017	36,981	—	70,000	106,981
January 1 - December 31, 2016	32,711	3,502	50,000	86,213
January 1 - December 31, 2015	29,352	22,144	25,000	76,496
Total	$108,862	$50,645	$145,000	$304,507

As of March 31, 2018, approximately $126.5 million remained available under the $275.0 million repurchase authorization from August 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018.

Inflation and Raw Materials

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

Foreign currency translation adjustment on the Company's underlying assets and liabilities resulted in accumulated other comprehensive profit of $3.9 million for the three months ended March 31, 2018, due to the effect of the weakening of the United States dollar in relation to all other currencies.

Interest Rate Risk

The Company has no variable interest-rate debt outstanding. The Company estimates that a hypothetical 100 basis point change in U.S. interest rates would not be material to the Company’s operations taken as a whole.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. In 2016, we began the process of implementing a fully integrated ERP platform from SAP America, Inc. (“SAP”), as part of a multi-year plan to integrate and upgrade our systems and processes. The first phase of this implementation became operational on February 5, 2018, at a limited number of our North America sales, production, warehousing and administrative locations. We believe the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

As the phased implementation of this system occurs, we will experience certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves. For a discussion of risks related to the implementation of new systems, see Item 1A - "Risk Factors - Other Risks - We rely on complex software systems and hosted applications to operate our business, and our business may be disrupted if we are unable to successfully/efficiently update these systems or convert to new systems." in our Annual Report on Form 10-K for the year ended December 31, 2017.

During the three months ended March 31, 2018, the Company made no other changes to its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company currently is not a party to any legal proceedings, which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations. See “Note 11 — Commitments and Contingencies” to the accompanying unaudited interim condensed consolidated financial statements for certain potential third-party claims.

Item 1A. Risk Factors

We are affected by risks specific to us, as well as risks that generally affect businesses operating in global markets. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (available at www.simpsonmfg.com/docs/10K-2017.pdf or www.sec.gov). The risks disclosed in such Annual Report on Form 10-K and information provided elsewhere in this Quarterly Report, could materially adversely affect our business, financial condition or results of operations. While we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents the monthly repurchases of shares of our common stock in the first quarter of 2018.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs [1]
January 1 - January 31, 2018	—	N/A		$161.5 million
February 1 - February 28, 2018	353,171	$56.34	353,171	$141.6 million
March 1 - March 31, 2018	266,500	$56.66	266,500	$126.5 million
Total	619,671

[1] Pursuant to the Board’s increased and extended $275.0 million repurchase authorization that was publicly announced on August 1, 2017, which authorization is scheduled to expire on December 31, 2018.

In December 2017, the Company entered into a Supplemental Confirmation with Wells Fargo, for the $50.0 million 2017 December ASR Program. The Company received 859,671 shares of the Company's common stock under the 2017 December ASR Program, including 182,171 shares received in February 2018 (which constituted the final delivery thereunder), at an average price of $58.16 per share. During the first quarter of 2018, the Company also repurchased in the open market 437,500 shares of its common stock at an average price of $57.14 per share, for a total of $25.0 million.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL) are filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 8, 2018	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)