Form 10-Q
period 2018-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2018-08-07
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of June 30, 2018:   46,324,848.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements relating to events or results that may occur in the future are forward-looking statements, including but not limited to, statements regarding our plans, sales, sales trends, sales growth rates, revenues, profits, costs, working capital, balance sheet, inventories, products (including truss and concrete products as well as software offerings), relationships with contractors and partners (including our collaboration with The Home Depot, Inc.), market strategies, market shares, expenses (including operating expenses and research, development and engineering investments), inventory turn rates, cost savings or reduction measures, repatriation of funds, results of operations, tax liabilities, losses, capital spending, housing starts, price changes (including product and raw material prices, such as steel prices), profitability, profit margins, effective tax rates, depreciation or amortization expenses, amortization periods, capital return, stock repurchases, dividends, compensation arrangements, prospective adoption of new accounting standards, effects of changes in accounting standards, effects and expenses of (including eventual gains or losses related to) mergers and acquisitions and related integrations, effects and expenses of equity investments, effects of changes in foreign exchange rates or interest rates, effects and costs of SAP and other software program implementations (including related expenses, such as capital expenditures, and savings), effects and costs of credit facilities and capital lease obligations, headcount, engagement of consultants, the Company’s 2020 Plan and other operating initiatives (discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below), the Company’s efforts and costs to implement the 2020 Plan and initiatives, the targets and assumptions under the 2020 Plan and initiatives (including targets associated with organic compound annual growth rate in consolidated net sales, cost structure rationalization, improved working capital management and overall balance sheet discipline) and the projected effects and impact of any of the foregoing on our business, financial condition and results of operations. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions. Forward-looking statements are necessarily speculative in nature, are based on numerous assumptions, and involve known and unknown risks, uncertainties and other factors (some of which are beyond our control) that could significantly affect our operations and may cause our actual actions, results, financial condition, performance or achievements to be substantially different from any future actions, results, financial condition, performance or achievements expressed or implied by any such forward-looking statements. Those factors include, but are not limited to: (i) the impact, execution and effectiveness of the Company’s current strategic plan, the 2020 Plan, and initiatives the realization of the assumptions made under the plan and the efforts and costs to implement the plan and initiatives; (ii) general economic cycles and construction business conditions including changes in U.S. housing starts; (iii) customer acceptance of our products; (iv) product liability claims, contractual liability, engineering and design liability and similar liabilities or claims, (v) relationships with partners, suppliers and customers and their financial condition; (vi) materials and manufacturing costs; (vii) technological developments, including system updates and conversions; (viii) increased competition; (ix) changes in laws or industry practices; (x) litigation risks and actions by activist shareholders; (xi) changes in market conditions; (xii) governmental and business conditions in countries where our products are manufactured and sold; (xiii) natural disasters and other factors that are beyond the Company’s reasonable control; (xiv) changes in trade regulations or U.S. and international taxes, tariffs and duties including those imposed on the Company’s income, imports, exports and repatriation of funds; (xv) effects of merger or acquisition activities; (xvi) actual or potential takeover or other change-of-control threats; (xvii) changes in our plans, strategies, objectives, expectations or intentions; and (xviii) other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission, including the Company's most recent Annual Report on Form 10-K under the heading “Item 1A - Risk Factors.” See below “Part I, Item 1A - Risk Factors.” Each forward-looking statement contained in this Quarterly Report on Form 10-Q is specifically qualified in its entirety by the aforementioned factors. In light of the foregoing, investors are advised to carefully read this Quarterly Report on Form 10-Q in connection with the important disclaimers set forth above and are urged not to rely on any forward-looking statements in reaching any conclusions or making any investment decisions about us or our securities. All forward-looking statements hereunder are made as of the date of this Quarterly Report on Form 10-Q and are subject to change. Except as required by law, we do not intend and undertake no obligation to update, revise or publicly release any updates or revisions to any forward-looking statements hereunder, whether as a result of the receipt of new information, the occurrence of future events, the change of circumstances or otherwise. We further do not accept any responsibility for any projections or reports published by analysts, investors or other third parties.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	June 30,		December 31,
	2018	2017	2017
ASSETS
Current assets
Cash and cash equivalents	$155,035	$140,950	$168,514
Trade accounts receivable, net	211,179	172,331	135,958
Inventories	258,180	265,293	252,996
Other current assets	15,772	17,765	26,473
Total current assets	640,166	596,339	583,941

Property, plant and equipment, net	269,127	261,362	273,020
Goodwill	136,398	137,160	137,140
Equity investment (see Note 9)	2,528	2,595	2,549
Intangible assets, net	26,761	30,804	29,326
Other noncurrent assets	10,907	13,217	11,547
Total assets	$1,085,887	$1,041,477	$1,037,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Capital lease obligations - current portion	$1,072	$525	$1,055
Trade accounts payable	47,985	37,742	31,536
Accrued liabilities	99,359	77,598	87,430
Accrued profit sharing trust contributions	4,681	4,146	7,054
Accrued cash profit sharing and commissions	14,895	14,245	9,416
Total current liabilities	167,992	134,256	136,491

Capital lease obligations - net of current portion	2,154	1,477	2,607
Deferred income tax and other long-term liabilities	11,939	6,333	13,647
Total liabilities	182,085	142,066	152,745
Commitments and contingencies (see Note 11)
Stockholders’ equity
Common stock, at par value	462	475	473
Additional paid-in capital	271,735	260,350	260,157
Retained Earnings	652,124	675,151	676,644
Treasury stock	(440)	(17,544)	(40,000)
Accumulated other comprehensive loss	(20,079)	(19,021)	(12,496)
Total stockholders’ equity	903,802	899,411	884,778
Total liabilities and stockholders’ equity	$1,085,887	$1,041,477	$1,037,523

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$308,007	$263,002	$552,786	$482,869
Cost of sales	166,538	139,477	302,791	259,188
Gross profit	141,469	123,525	249,995	223,681
Operating expenses:
Research and development and other engineering	11,249	11,967	22,398	23,785
Selling	29,201	28,646	56,774	58,283
General and administrative	40,400	37,725	78,592	73,846
Net loss (gain) on disposal of assets	(125)	50	(1,309)	(1)
	80,725	78,388	156,455	155,913
Income from operations	60,744	45,137	93,540	67,768
Income (loss) in equity method investment, before tax	2	(12)	(22)	(41)
Interest expense, net	(184)	(199)	(274)	(388)
Gain on bargain purchase of a business	—	—	—	8,388
Income before taxes	60,562	44,926	93,244	75,727
Provision for income taxes	16,476	16,712	23,729	24,392
Net income	$44,086	$28,214	$69,515	$51,335

Earnings per common share:
Basic	$0.95	$0.59	$1.50	$1.08
Diluted	$0.94	$0.59	$1.48	$1.07

Number of shares outstanding
Basic	46,323	47,634	46,468	47,634
Diluted	46,677	47,920	46,842	47,922

Cash dividends declared per common share	$0.22	$0.21	$0.43	$0.39

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$44,086	$28,214	$69,515	$51,335
Other comprehensive income:
Translation adjustment	(11,442)	10,628	(7,583)	13,949
Comprehensive income	$32,644	$38,842	$61,932	$65,284

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
At June 30, 2017 and 2018, and December 31, 2017
(In thousands except per-share amounts, unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2017	47,437	$473	$255,917	$642,422	$(32,970)	$—	$865,842
Net income	—	—	—	51,335	—	—	51,335
Translation adjustment, net of tax	—	—	—	—	13,949	—	13,949
Options exercised	44	—	1,297	—	—	—	1,297
Stock-based compensation	—	—	10,337	—	—	—	10,337
Shares issued from release of Restricted Stock Units	208	2	(5,157)	—	—	—	(5,155)
Repurchase of common stock	(425)	—	(2,456)	—	—	(17,544)	(20,000)
Cash dividends declared on common stock, $0.39 per share	—	—	—	(18,606)	—	—	(18,606)
Common stock issued at $44.26 per share for stock bonus	9	—	412	—	—	—	412
Balance at June 30, 2017	47,273	475	260,350	675,151	(19,021)	(17,544)	899,411
Net income	—	—	—	41,282	—		41,282
Translation adjustment, net of tax	—	—	—	—	7,469	—	7,469
Pension adjustment, net of tax	—	—	—	—	(944)	—	(944)
Options exercised	179	3	5,310	—	—	—	5,313
Stock-based compensation	—	—	2,228	—	—	—	2,228
Shares issued from release of Restricted Stock Units	6	—	(187)	—	—	—	(187)
Repurchase of common stock	(713)	—	(7,544)	—	—	(42,456)	(50,000)
Retirement of common stock	—	(5)	—	(19,995)	—	20,000	—
Cash dividends declared on common stock, $0.42 per share	—	—	—	(19,794)	—	—	(19,794)
Balance at December 31, 2017	46,745	473	260,157	676,644	(12,496)	(40,000)	884,778
Net income	—	—	—	69,515	—	—	69,515
Translation adjustment, net of tax	—	—	—	—	(7,583)	—	(7,583)
Options exercised	23	—	695	—	—	—	695
Stock-based compensation	—	—	5,531	—	—	—	5,531
Adoption of ASC 606, net of tax	—	—	—	791	—	—	791
Shares issued from release of Restricted Stock Units	176	2	(5,113)	—	—	—	(5,111)
Repurchase of common stock	(627)	—	10,000	—	—	(35,439)	(25,439)
Retirement of treasury stock	—	(13)	—	(74,986)	—	74,999	—
Cash dividends declared on common stock, $0.43 per share	—	—	—	(19,840)	—	—	(19,840)
Common stock issued at $57.41 per share for stock bonus	8	—	465	—	—	—	465
Balance at June 30, 2018	46,325	$462	$271,735	$652,124	$(20,079)	$(440)	$903,802

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net income	$69,515	$51,335
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(1,309)	—
Depreciation and amortization	19,633	16,395
Loss in equity method investment, before tax	22	41
Gain on bargain purchase of a business	—	(8,388)
Deferred income taxes	1,870	1,183
Noncash compensation related to stock plans	6,020	11,185
Provision of doubtful accounts	290	(25)

Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(76,838)	(52,132)
Inventories	(7,739)	(16,403)
Trade accounts payable	19,193	2,816
Income taxes payable	9,603	(2,454)
Accrued profit sharing trust contributions	(2,368)	(2,408)
Accrued cash profit sharing and commissions	5,516	3,635
Other current assets	3,794	(255)
Accrued liabilities	7,654	2,739
Long-term liabilities	(324)	875
Accrued workers’ compensation	(151)	221
Other noncurrent assets	983	(633)
Net cash provided by operating activities	55,364	7,727
Cash flows from investing activities
Capital expenditures	(19,040)	(30,153)
Asset acquisitions, net of cash acquired	—	(26,289)
Proceeds from sale of property and equipment	2,017	86
Net cash used in investing activities	(17,023)	(56,356)
Cash flows from financing activities
Deferred and contingent consideration paid for asset acquisitions	—	(205)
Repurchase of common stock	(25,439)	(20,000)
Repayment of debt and line of credit borrowings	(437)	(133)
Issuance of common stock	695	1,297
Dividends paid	(19,546)	(17,116)
Cash paid on behalf of employees for shares withheld	(5,111)	(5,155)
Net cash used in financing activities	(49,838)	(41,312)
Effect of exchange rate changes on cash and cash equivalents	(1,982)	4,354
Net decrease in cash and cash equivalents	(13,479)	(85,587)
Cash and cash equivalents at beginning of period	168,514	226,537
Cash and cash equivalents at end of period	$155,035	$140,950
Noncash activity during the period
Noncash capital expenditures	$290	$3,938
Dividends declared but not paid	10,190	9,927
Contingent consideration for acquisition	—	1,000
Issuance of Company’s common stock for compensation	465	412

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

Prior Year Reclassification

In the third quarter of 2017, the Company reclassified year-to-date expenses associated with a recent acquisition from engineering and research and development to general and administrative and sales and marketing. As a result, the 2017 second quarter financial results have been revised to reflect these changes with $1.3 million of costs reclassified from research and development and engineering expense to general and administrative expense ($1.2 million) and selling expense ($0.1 million), respectively. The financial results for the six months ended June 30, 2017 have been revised to reclassify $2.6 million of costs from research and development and engineering expense to general and administrative expense ($2.3 million) and selling expense ($0.3 million).

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09 (later codified as Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. Topic 606 provides a five-step model for revenue recognition to be applied to all revenue contracts with customers. Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services and in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.

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

The following is a reconciliation of basic earnings per common share to diluted earnings per share for the three months and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net income available to common stockholders	$44,086	$28,214	$69,515	$51,335
Basic weighted-average shares outstanding	46,323	47,634	46,468	47,634
Dilutive effect of potential common stock equivalents — stock options and restricted stock units	354	286	374	288
Diluted weighted-average shares outstanding	46,677	47,920	46,842	47,922
Earnings per common share:
Basic	$0.95	$0.59	$1.50	$1.08
Diluted	$0.94	$0.59	$1.48	$1.07

Share Repurchases

During the first quarter of 2018, the Company received 182,171 shares of the Company's common stock pursuant to the Company’s $50.0 million accelerated share repurchase program with Wells Fargo Bank, National Association, initiated in December 2017 (the "2017 December ASR Program") which constituted the final delivery under the 2017 December ASR Program and repurchased in the open market 445,100 shares of its common stock at an average price of $57.15 per share, for a total of $25.4 million. As a result, as of June 30, 2018, approximately $126.1 million remained available for share repurchase through December 31, 2018 under the Company's previously announced $275 million share repurchase authorization.

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

Fair Value of Financial Instruments

The “Fair Value Measurements and Disclosures.” topic of the FASB Accounting Standards Codification ("ASC") defines fair value and establishes a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

As of June 30, 2018 and 2017 and December 31, 2017, the Company’s primary financial instrument classified as cash equivalents is money market funds, which are carried at cost, approximating fair value, based on Level 1 inputs. The balances of the Company's primary financial instruments at the dates indicated were as follows:

	At June 30,		At December 31,
(in thousands)	2018	2017	2017
Money market funds	$6,958	$3,438	$5,293

The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions is classified as Level 3 within the fair value hierarchy as it is based on unobserved inputs, management estimates and entity-specific assumptions and is evaluated on an ongoing basis. As of June 30, 2018, the estimated fair value of the Company's contingent consideration was approximately $1.4 million.

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

Recently Adopted Accounting Standards

In October 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory when the transfer occurs. Current guidance requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. On January 1, 2018, the Company adopted ASU 2016-16 using a modified retrospective approach. Adoption of ASU 2016-16 had no material effect on the Company's consolidated financial statements and footnote disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge or Step 2 of the goodwill impairment analysis. Instead, an impairment charge will be recorded based on the excess of a reporting unit's carrying amount over its fair value using Step 1 of the goodwill impairment analysis. On January 1, 2018, the Company prospectively adopted ASU 2017-04. Adoption of ASU 2017-04 had no material effect on the Company's consolidated financial statements and footnote disclosures.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, (Topic 842), Leases (“ASU 2016-02”). ASU 2016-02 core requirement is to recognize the assets and liabilities that arise from leases including those leases classified as operating leases. The amendments require a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term in the statement of financial position. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset to not recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has developed a project team relative to the process of adopting this ASU 2016-02 and is currently reviewing the detail of the Company’s leasing arrangements, which consist primarily of building, auto and equipment leases. As of December 31, 2017, the Company had approximately $25.2 million operating lease commitments primarily related to lease arrangements for approximately 39 facilities globally, which are under review and will likely be recognized as operating lease liabilities with a corresponding recognition of right-of-use assets on the Company's balance sheets.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 allows a reclassification from Accumulated other Comprehensive Income to Retained Earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. Early adoption of ASU 2018-02 is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

All other issued and effective accounting standards during the first quarter of 2018 were determined to be not relevant or material to the Company.

2.    Revenue from Contracts with Customers

On January 1, 2018, the Company adopted the New Revenue Standard ("Topic 606") using the modified retrospective method and recorded $0.8 million, net of tax, cumulative effect of adopting Topic 606 as an increase to opening retained earnings on January 1, 2018 for estimated right of returns assets on product sales.

Disaggregated revenue

In accordance with Topic 606, the Company disaggregates net sales into the following major product groups as noted in Note 12 segment information of these interim financial statements.

Wood Construction Products Revenue. Wood construction products represented almost 86% of total net sales in the second quarter of 2018, refer to Note 12 for products description.

Concrete Construction Products Revenue. Concrete construction products represented 14% of total net sales in the second quarter of 2018, refer to Note 12 for products description.

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

All revenues are measured based on the consideration specified in the invoice with a customer, excluding any sales incentives, discounts and amounts collected on behalf of third parties (i.e. governmental tax authorities). Based on the Company's historical experience with the customer and with the customer's purchasing pattern and its significant experience selling products, the Company concluded that a significant reversal in the cumulative amount of revenue recognized will not occur when the uncertainty (if any) is resolved (that is, when the total amount of purchases is known).The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer at a point in time. The Company’s shipping terms provide the primary indicator of the transfer of control. Generally, the Company's general shipping terms are F.O.B. shipping point, where title and the risk and rewards of ownership transfer at the point when the products leave the Company's warehouse. Generally, there are no customer acceptance criteria included in the Company's standard sales agreement with customers. When an arrangement with the customer does not meet the criteria to be accounted for as a revenue contract under the standard, the Company recognizes revenue in the amount of nonrefundable consideration received when the Company has transferred control of the goods or services and has stopped transferring (and has no obligation to transfer) additional goods or services. The Company offers certain customers discounts for paying invoices ahead of the due date, generally, 30 to 60 days.

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

On April 2, 2018, the Internal Revenue Service issued Notice 2018-26 ("Notice 2018-26") which provides guidance on how to determine, report and pay the repatriation tax on deemed repatriated earnings of foreign subsidiaries provided in the Tax Reform Act and included in the consolidated financial statements for the year ended December 31, 2017. Notice 2018-26 is not expected to have a significant impact on the Company’s consolidated financial statements.

Income tax expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	2018	2017
Effective tax rate	27.2%	37.2%	25.4%	32.2%
Provision for income taxes	$16,476	$16,712	$23,729	$24,392

Income tax expense decreased $0.2 million for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to the U.S. Tax Cuts and Jobs Act of 2017, which reduced the United States statutory federal corporate tax rate from 35% to 21% on a 35% increase in income before taxes. Income tax expense decreased $0.7 million for the six months ended June 30, 2018, compared to the same period in 2017, primarily due to the U.S. Tax Cuts and Jobs Act of 2017, which reduced the United States statutory federal tax rate from 35% to 21% on a 23% increase in income before taxes. In addition, the effective income tax rate for the six months ended June 30, 2017 was reduced by a nonrecurring bargain purchase gain related to the Gbo Fastening Systems acquisition (see Note 1), which was not taxable.

4.    Stock-Based Compensation

The Company allocates stock-based compensation expense related to equity plans for employees and non-employee directors among cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. The Company recognized stock-based compensation expense related to its equity plans for employees of $2.9 million and $3.2 million for the three months ended June 30, 2018 and 2017, respectively and $6.0 million and $11.2 million, respectively for the six months ended June 30, 2018 and 2017, respectively. Stock-based compensation cost capitalized in inventory was immaterial for all periods presented.

During the six months ended June 30, 2018, the Company granted 188,942 restricted stock units ("RSUs") to the Company's employees, including officers, and eight non-employee directors at an estimated weighted average fair value of $54.99 per share, based on the closing price (adjusted for certain market factors, and to a lesser extent, the present value of dividends) of the Company's common stock on the grant date. The RSUs granted to the Company's employees may be time-based, performance-based or time- and performance-based. Certain of the performance-based RSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the RSU agreement over a cumulative three year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time- and performance based RSUs are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year life of the award, and require the underlying shares of the Company's common stock to be subject to a performance-based adjustment during the first year.

As of June 30, 2018, the aggregate unamortized stock compensation expense was approximately $14.6 million, which is entirely attributable to unvested RSUs and is expected to be recognized in expense over a weighted-average period of 2.3 years.

5.    Trade Accounts Receivable, Net

Trade accounts receivable at the dates indicated consisted of the following:

	At June 30,		At December 31,
(in thousands)	2018	2017	2017
Trade accounts receivable	$215,174	$178,241	$139,910
Allowance for doubtful accounts	(1,223)	(1,096)	(996)
Allowance for sales discounts and returns	(2,772)	(4,814)	(2,956)
	$211,179	$172,331	$135,958

The decrease in allowance for sales discounts and returns is primarily related to the adoption of ASC 606 resulting in the reclassification of an estimated refund liability of $1.3 million from allowance for sales discounts and returns to other current liabilities.

6.    Inventories

Inventories at the dates indicated consisted of the following:

	At June 30,		At December 31,
(in thousands)	2018	2017	2017
Raw materials	$96,338	$101,102	$91,022
In-process products	27,847	28,098	26,849
Finished products	133,995	136,093	135,125
	$258,180	$265,293	$252,996

7.    Property, Plant and Equipment, Net

Property, plant and equipment, net, at the dates indicated consisted of the following:

	At June 30,		At December 31,
(in thousands)	2018	2017	2017
Land	$32,121	$32,686	$33,087
Buildings and site improvements	209,888	201,723	212,817
Leasehold improvements	4,709	5,605	4,684
Machinery, equipment, and software	320,131	272,072	300,334
	566,849	512,086	550,922
Less accumulated depreciation and amortization	(313,088)	(288,287)	(299,907)
	253,761	223,799	251,015
Capital projects in progress	15,366	37,563	22,005
	$269,127	$261,362	$273,020

8.    Goodwill and Intangible Assets, Net

Goodwill at the dates indicated was as follows:

	At June 30,		At December 31,
(in thousands)	2018	2017	2017
North America	$95,621	$95,659	$95,755
Europe	39,365	40,036	39,896
Asia/Pacific	1,412	1,465	1,489
Total	$136,398	$137,160	$137,140

Intangible assets, net, at the dates indicated were as follows:

	At June 30, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$30,715	$(15,232)	$15,483
Europe	23,884	(12,606)	11,278
Total	$54,599	$(27,838)	$26,761

	At June 30, 2017
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$33,863	$(15,786)	$18,077
Europe	28,714	(15,987)	12,727
Total	$62,577	$(31,773)	$30,804

	At December 31, 2017
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$30,775	$(13,732)	$17,043
Europe	23,762	(11,479)	12,283
Total	$54,537	$(25,211)	$29,326

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense of definite-lived intangible assets during the three months ended June 30, 2018 and 2017 was $1.3 million and $1.7 million, respectively and was $2.6 million and $3.2 million, during the six months ended June 30, 2018 and 2017, respectively. The only indefinite-lived intangible asset, consisting of a trade name, totaled $0.6 million at June 30, 2018.

At June 30, 2018, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)

Remaining six months of 2018	$2,635
2019	5,266
2020	5,235
2021	4,756
2022	2,886
2023	2,082
Thereafter	3,285
$26,145

The changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2018, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2017	$137,140	$29,326
Reclassifications	—	220
Amortization	—	(2,627)
Foreign exchange	(742)	(158)
Balance at June 30, 2018	$136,398	$26,761

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

The Company recorded a $2 thousand equity gain and an equity loss of $12 thousand for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded equity loss of $22 thousand and $41 thousand, respectively. The carrying amount of the investment as of June 30, 2018 and 2017 and December 31, 2017 was $2.5 million.

10.    Debt

Credit Facilities

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at June 30, 2018, was $304.1 million including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles. The Company had no outstanding debt balance as of June 30, 2018 and 2017, and December 31, 2017, respectively. The Company was in compliance with its financial covenants at June 30, 2018.

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

Gentry Homes, Ltd. v. Simpson Strong-Tie Company, Inc., et al., Case No. 17-cv-00566, was filed in federal district court in Hawaii against Simpson Strong-Tie Company, Inc. and Simpson Manufacturing, Inc. on November 20, 2017.  The Gentry case is a product of a previous state court class action, Nishimura v. Gentry Homes, Ltd., et al. which is now closed.  The Nishimura case concerned alleged corrosion of the Company’s galvanized strap-tie holdowns and mudsill anchor products used in a residential project in Honolulu, Hawaii, Ewa by Gentry.  In the Nishimura case, the plaintiff homeowners and the developer, Gentry, arbitrated their dispute and agreed on a settlement in the amount of $90 million, with $54 million going to repair costs and $36 million going to attorney fees.  In the Gentry case, Gentry alleges breach of warranty and negligent misrepresentation related to the Company’s “hurricane strap” and mudsill anchor products. Gentry is demanding general, special, and consequential damages from the Company in an amount to be proven at trial.  Gentry also seeks pre-judgment and post-judgment interest, attorneys’ fees and costs, and other relief.  The Company admits no liability and will vigorously defend the claims bought against it.  At this time, the Company cannot reasonably ascertain the likelihood that it will be found responsible for substantial damages to Gentry.  Based on the facts currently known, and subject to future events and circumstances, the Company believes that all or part of the claims may be covered by its insurance policies.

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

The following tables illustrate certain measurements used by management to assess the performance of its reportable segments as of or for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net Sales
North America	$259,822	$215,739	$466,034	$399,510
Europe	45,784	45,234	82,077	79,615
Asia/Pacific	2,401	2,029	4,675	3,744
Total	$308,007	$263,002	$552,786	$482,869
Sales to Other Segments*
North America	$578	$928	$1,206	$1,778
Europe	251	102	600	249
Asia/Pacific	6,797	5,620	13,321	10,569
Total	$7,626	$6,650	$15,127	$12,596
Income (Loss) from Operations
North America	$58,483	$42,011	$94,450	$68,778
Europe	2,845	4,138	1,198	2,304
Asia/Pacific	541	71	692	(124)
Administrative and all other	(1,125)	(1,083)	(2,800)	(3,190)
Total	$60,744	$45,137	$93,540	$67,768

* Sales to other segments are eliminated in consolidation.

			At
	At June 30,		December 31,
(in thousands)	2018	2017	2017
Total Assets
North America	$1,042,765	$915,661	$953,033
Europe	208,609	205,614	208,640
Asia/Pacific	28,620	25,006	26,820
Administrative and all other	(194,107)	(104,804)	(150,970)
Total	$1,085,887	$1,041,477	$1,037,523

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $71.8 million, $69.8 million, and $80.2 million, as of June 30, 2018 and 2017, and December 31, 2017, respectively. Total "Administrative and all other" assets are net of inter-segment due to and from accounts eliminated in consolidation.

While the Company manages its business by geographic segment, the following table illustrates the distribution of the Company’s net sales by product group as additional information for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Wood construction products	$260,103	$224,013	$472,650	$414,890
Concrete construction products	47,859	38,917	80,015	67,734
Other	45	72	121	245
Total	$308,007	$263,002	$552,786	$482,869

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

The Company’s largest customer, attributable mostly to the North America segment, accounted for 12.0% and 10.9% of net sales for three months and six ending June 30, 2018, respectively. No customer accounted for as much as 10% of net sales for three months and six months ended June 30, 2017.

13.    Subsequent Events

In July 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per share, estimated to be $10.1 million in total, to be paid on October 25, 2018, to stockholders of record on October 4, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months and six months ended June 30, 2018. The following discussion and analysis should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes included in Part I, Item 1, "Financial Statements” of this Quarterly Report on Form 10-Q. The following discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs as discussed in the “Note About Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those plans, estimates, and beliefs. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q as well as the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

On October 30, 2017, we announced the 2020 Plan to provide additional transparency into our strategic plan and financial objectives. We remain on track to substantially achieve our aggressive financial targets under the 2020 Plan, assuming that (i) there are mid-single digit growth in U.S. housing starts and in the repair and remodel market, (ii) we can increase our market share and profitability in Europe, and (iii) we can gain market share for both our truss and concrete product offerings. Subject to future events and circumstances, our 2020 Plan is centered on three key aggressive operational objectives as further described below.

•	First, a continued focus on organic growth with a goal to achieve a net sales compound annual growth rate of approximately 8% (from $860.7 million reported in fiscal 2016) through fiscal 2020.

•
Second, rationalizing our cost structure to improve company-wide profitability by reducing total operating expenses as a percentage of net sales from 31.8% in fiscal 2016 to a range of 26.0% to 27.0% by fiscal 2020. We expect to achieve this initiative, aside from top-line growth, through cost reduction measures in Europe and our concrete product line, zero-based budgeting for certain expense categories and a commitment to remaining headcount neutral (except in the production and sales departments to meet demands from sales growth). Offsetting these reductions will be the Company’s ongoing investment in its software initiatives as well as the expenses associated with our ongoing SAP implementation.

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

Operating expenses as a percentage of net sales were 26.2% and 29.8% for the quarters ended June 30, 2018 and 2017, respectively and 28.3% and 32.3% for the six months ended June 30, 2018 and 2017, respectively. Based on our current efforts, we believe operating expenses as a percentage of net sales for the full year 2018 will be in the mid-28% range. This will be approximately 2% to 3% above our operating expenses for the year ending December 31, 2017, which is due to increased sales and sales agent commissions on increased sales volumes, severance expenses, other professional fees and SAP implementation expenses. In addition to these efforts, we hired a leading management consultant to perform an independent in-depth analysis of our operations, which could potentially result in initiatives that reduce expenses beyond the 2020 Plan as well as improvements to net working capital.We will incur additional consulting expenses in 2018 and 2019 due to these initiatives, which we expect will have a one-year or less pay back. We believe our efforts to achieve the 2020 Plan will contribute to improved business performance and operating results, improve returns on invested capital and allow us to be more aggressive in repurchasing shares of our stock in the near-term. Through execution on the 2020 Plan, we expect by the end of fiscal year 2020 to achieve a return on invested capital (1) target within the range of 17% to 18% from 10.5% in 2016.

We believe our ability to achieve industry-leading margins from a gross profit and operating income standpoint is due to the high level of value-added services that we provide to our customers. Aside from our strong brand recognition and trusted reputation, Simpson is unique due to our extensive product testing capabilities and our state-of-the-art test lab; strong customer support and education for engineers, builders and contractors; deep 40-plus year relationships with engineers that get our products specified on the blueprint and pulled through to the job site; product availability with delivery in typically 24 hours to 48 hours; and an active involvement with code officials to improve building codes and construction practices. Based on current information, we expect the competitive environment to be relatively stable. We also expect U.S. single-family housing starts to continue to grow as a percentage in the mid to high single digits on average through fiscal year 2020, which should support a sustainable organic revenue growth outlook in North America for many of our products.

We have invested in our strategic initiative to sell engineered product solutions, to help us perform throughout all industry cycles, which we estimate supports approximately 40% of our connector and truss plate sales. In support of this effort, we acquired CG Visions, Inc. (“CG Visions”) in 2017, and completed our purchase of the LotSpec software asset and entered into a strategic software partnership with Hyphen Solutions ("Hyphen"), in 2018.

The LotSpec software asset is a suite of software applications that facilitate builders’ abilities to complete complex designs and do full take-offs in collaboration with our CG Visions software. Hyphen offers integrated information exchange between its software and our existing CG Visions' take-off platform to more efficiently create detailed plan estimates, designs and production specifications to automatically flow through to purchasing systems. We believe that the LotSpec software purchase and the Hyphen strategic partnership align well with our strategy to continue strengthening our value proposition by being the industry's trusted partner in construction solutions and building systems software.

While acquisitions were part of a dual-fold approach to growth in the past, our go-forward strategy will primarily focus on organic growth, supported by strategic capital investments in the business. As such, we will de-emphasize acquisitions activities going forward, especially in the concrete repair space. An exception may occur if the right opportunity were to arise in other areas of our business, such as in our core fastener space, which is the particular area where we believe it would be beneficial to gain additional production capacity to support our wood business or to enhance our wood and concrete product portfolio with additional value–added products.

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

ERP Integration

In July 2016, our Board of Directors (the "Board") approved a plan to replace our current in-house enterprise resource planning ("ERP") and externally sourced accounting platforms with a fully integrated ERP platform from SAP America, Inc. ("SAP") in multiple phases by location over a period of four years at all facilities plus our headquarters, with a focus on configuring, instead of customizing, the standard SAP modules.

We went live with our first wave of the SAP implementation project in February of 2018. The first wave of the SAP implementation has taken longer than expected to stabilize. As a result, we now believe SAP implementation will be completed by the end of 2021. We anticipate the costs to implement SAP will increase approximately 15% to $38 million to $40 million through 2021, including capital expenditures. Annual operating expenses will increase from 2017 to 2024 as a result of the ERP project, partly due to the amortization of related capitalized costs. As of June 30, 2018, we have capitalized $14.4 million and expensed $8.5 million of the costs associated with the ERP project. During 2018, we anticipate spending more time and resources on training our staff on the new platform, as opposed to configuring the SAP modules, and we expect to record the cost associated with such training as expense. For 2018, we incurred approximately $1.0 million more costs than anticipated and revised our estimated 2018 ERP project costs to be approximately $9 to $10 million, including the amortization of capitalized SAP costs.

Business Segment Information

Our North America segment has generated revenues primarily from wood construction products compared to concrete construction products. Due to improved economic conditions net sales in regions of the segment have trended up, including increases in housing starts, particularly in the north-western, south-western and south-eastern regions of the United States. Net sales in the second quarter of 2018 increased 20.4% compared to the second quarter of 2017, primarily due to increased sales volumes on improved economic conditions. Our truss sales increased in the second quarter of 2018 due to increased sales volumes from customer conversions and unit sales prices. Our truss specialists are focusing on converting medium size truss customers to our design and management software in 2018, while continuing to support our smaller truss customers. To improve truss plate gross profit margins, we've relocated our truss manufacturing into our wood connector plants, which will increase efficiency and plant utilization in the wood connector plants.

In late 2016, we collaborated with The Home Depot, Inc. (“The Home Depot”) to make available our mechanical anchor line of products at The Home Depot. This collaboration increased a portion of our finished goods inventory and we expect to continue to introduce our mechanical anchor line of products through approximately 1,900 of The Home Depot store locations by 2020. As of June 30, 2018, the product line had rolled out to 345 The Home Depot locations. The rollout is occurring a much slower rate than expected due to space restrictions at The Home Depot stores. This slower rollout, however, is not expected to affect our 2020 Plan target for compound annual sales growth. See “North America” below.

Our Europe segment generates more revenues from wood construction products than concrete construction products. Wood construction product sales decreased 6% in the second quarter 2018 compared to the second quarter of 2017. Second quarter 2017 net sales included $4.3 million of net sales provided by Gbo Fastening Systems' Poland and Romania, both of which were sold by the fourth quarter of 2017. Concrete construction product sales are mostly project based and net sales increased 30% in the second quarter of 2018 compared to the second quarter of 2017, primarily due to increased sales volumes. We are uncertain whether our net sales from concrete construction product will continue to grow at this pace for 2018. By the end of 2018, our Western European locations are expected to introduce a complete line of Gbo fastener products to its customers, which partially replaced third-party suppliers and improved related profit margins. Operating expenses increased in the second quarter of 2018 compared to the second quarter of 2017, primarily due to severance costs of $1.6 million recorded in general and administrative expense and $0.5 million in SAP expenses, which were not factored into our 2020 Plan target to reduce Europe's operating expense by $2.0 million this year. See “Europe” below. During the second quarter, we also completed a consolidation of our European management team.

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

Business Outlook

Effective July 1, 2018, the Company increased sales prices on most of its wood connector products sold in the United States by an average of 11.5% in an effort to offset rising raw materials costs.

Based on current information and subject to future events and circumstances:

•	The Company currently believes, due to uncertainty related to steel tariffs, the market price for steel will continue to be volatile during the third quarter of 2018.

•	The Company estimates that its full-year 2018 gross profit margin will be between approximately 45% and 46%.

•
The Company estimates that its full-year 2018 effective tax rate will be between approximately 26% to 27%, including both federal and state income tax rates. The ultimate impact of the Tax Cuts and Jobs Act of 2017 and the Company's 2018 effective tax rate may differ materially from the Company’s estimates due to changes in the interpretations and assumptions made by the Company as well as additional regulatory guidance that may be issued and actions the Company may take as a result of the Tax Cuts and Jobs Act, such as cash repatriation to the United States, if any. The Company will continue to assess the expected impact of the new tax law and provide additional disclosures at appropriate times.

Results of Operations for the Three Months Ended June 30, 2018, Compared with the Three Months Ended June 30, 2017

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended June 30, 2018, against the results of operations for the three months ended June 30, 2017. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended June 30, 2017 and the three months ended June 30, 2018. In the third quarter of 2017, the Company reclassified year to date expenses associated with a recent acquisition from engineering and research and development to general and administrative and sales and marketing. The 2017 second quarter financial results have been revised to reclassify $1.3 million of costs from research and development and engineering expense to general and administrative expense ($1.1 million) and selling expense ($0.2 million). To avoid fractional percentages, all percentages presented below were rounded to the nearest whole number unless otherwise presented.

Second Quarter 2018 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the three months ended June 30, 2018, from the three months ended June 30, 2017, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2017	America	Europe	Pacific	All Other	2018
Net sales	$263,002	$44,083	$550	$372	$—	$308,007
Cost of sales	139,477	26,928	(121)	355	(101)	166,538
Gross profit	123,525	17,155	671	17	101	141,469
Research and development and other engineering expense	11,967	(716)	(42)	40	—	11,249
Selling expense	28,646	741	(271)	85	—	29,201
General and administrative expense	37,725	136	2,951	(555)	143	40,400
Loss (gain) on sale of assets	50	522	(674)	(23)	—	(125)
Income from operations	45,137	16,472	(1,293)	470	(42)	60,744
Income (loss) in equity method investment, before tax	(12)	14	—	—	—	2
Interest expense, net	(199)	(3)	(4)	(2)	24	(184)
Income before income taxes	44,926	16,483	(1,297)	468	(18)	60,562
Provision for income taxes	16,712	(958)	695	(347)	374	16,476
Net income	$28,214	$17,441	$(1,992)	$815	$(392)	$44,086

Net sales increased 17% to $308.0 million from $263.0 million. Net sales to home centers, dealer distributors, contractor distributors and lumber dealers increased primarily due to increased home construction activity, which resulted in increased sales volumes. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 84% and 85% of the Company's total net sales in the second quarters of 2018 and 2017, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 16% and 15% of the Company's total net sales in the second quarters of 2018 and 2017, respectively.

Gross profit increased 14.5% to $141.5 million from $123.5 million. Gross profit margins decreased to 45.9% from 47.0%. The gross profit margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, decreased to 46.7% from 48.4% for wood construction products and increased to 37.2% from 34.9% for concrete construction products, respectively.

Research and development and engineering expense decreased 6.0% to $11.2 million from $12.0 million, mostly due to decreases of $0.2 million in personnel costs and $0.2 million in cash profit sharing expense.

Selling expense increased 1.9% to $29.2 million from $28.6 million primarily due to an increase of $1.0 million in sales and sales agents commission expense, mostly related to increased net sales, which was partly offset by a decrease of $0.3 million in personnel costs.

General and administrative expense increased 7.1% to $40.4 million from $37.7 million, primarily due to increases of $1.8 million in depreciation expense, $1.6 million in severance expenses, $0.3 million in facility expense and $0.3 million in stock-based compensation, as well as a $0.7 million decrease in favorable net foreign currency translations, partly offset by decreases of $1.1 million in software, hardware, data processing and hosting related expenses, $0.9 million in professional fees and $0.7 million in personnel costs. Included in general and administrative expense are costs associated with the SAP implementation of $1.3 million, an increase of $0.5 million over the prior year quarter. These expenses were primarily professional fees.

Our effective income tax rate decreased to 27.2% from 37.2%, primarily due to the U.S. Tax Cuts and Jobs Act of 2017, which reduced the United States statutory federal corporate tax from 35% to 21%.

Net income was $44.1 million compared to $28.2 million. Diluted net income per common share was $0.94 compared to $0.59.

Net sales

The following table represents net sales by segment for the three-month periods ended June 30, 2017 and 2018, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
June 30, 2017	$215,739	$45,234	$2,029	$263,002
June 30, 2018	259,822	45,784	2,401	308,007
Increase	$44,083	$550	$372	$45,005
Percentage increase	20.4%	1.2%	18.3%	17.1%

The following table represents segment net sales as percentages of total net sales for the three-month periods ended June 30, 2017 and 2018, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2017 net sales	82%	17%	1%	100%
Percentage of total 2018 net sales	84%	15%	1%	100%

Gross profit

The following table represents gross profit by segment for the three-month periods ended June 30, 2017 and 2018, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
June 30, 2017	$106,484	$16,809	$326	$(94)	$123,525
June 30, 2018	123,639	17,480	343	7	141,469
Increase	$17,155	$671	$17	$101	$17,944
Percentage increase	16.1%	4.0%	*	*	14.5%

* The statistic is not meaningful or material.

The following table represents gross profit as a percentage of sales by segment for the three months ended June 30, 2017 and 2018, respectively:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2017 gross profit percentage	49.4%	37.2%	16.1%	*	47.0%
2018 gross profit percentage	47.6%	38.2%	14.3%	*	45.9%

* The statistic is not meaningful or material.

North America

•	Net sales increased 20.4% primarily due to increases in sales volumes. Canada's net sales were positively affected by foreign currency translation.

•
Gross profit as a percentage of net sales decreased to 47.6% from 49.4% primarily due to increased material and shipping expenses, which was partly offset by decreased factory and tooling costs as a percentage of net sales on increased production.

•	Research and development and engineering expense decreased $0.7 million, primarily due to decreases of $0.3 million in personnel expense and $0.1 million in cash profit sharing expense.

•	Selling expense increased $0.7 million, primarily due to increases of $0.6 million in sales and sales agent commissions, mostly related to increased net sales.

•
General and administrative expense increased $0.1 million, primarily due to increases of $1.8 million in depreciation expense, and $0.3 million in stock-based compensation, which was partly offset by decreases of $0.9 million in software, hardware, data processing and hosting related expenses and $0.7 million in personnel costs, as well as a $0.7 million increase in favorable net foreign currency translations. Included in general and administrative expense are costs associated with the SAP implementation of $1.7 million, an increase of $1.1 million over the prior year quarter. These expenses were primarily professional fees.

•	Income from operations increased $16.5 million mostly due to increased gross profits, partly offset by a slight increase in operating expenses.

Europe

•
Net sales increased 1.2%, primarily due to approximately $2.7 million of positive foreign currency translations resulting from Europe currencies strengthening against the United States dollar, as well as increases in sales volumes. Net sales were partly offset by reduced sales volumes due to the late 2017 sale of Gbo Fastening Systems' Poland and Romania subsidiaries (acquired January 2017), which contributed $4.3 million in net sales for the second quarter of 2017.

•
Gross profit as a percentage of net sales increased to 38.2% from 37.2%, primarily due to lower material costs and labor costs as a percentage of net sales, partly offset by higher factory and overhead and warehouse costs as a percentage of net sales.

•
Selling expense decreased $0.3 million primarily due to a decrease of $0.5 million in personnel costs mostly due to headcount reductions, partly offset by an increase of $0.3 million in sales agent commissions.

•
General and administrative expense increased $3.0 million, primarily due to increases of $1.6 million in severance expenses, $0.2 million in facility expense and $0.1 million in personnel costs, as well as a decrease of $1.5 million in favorable net foreign currency translations, partly offset by decreases of $0.7 million in professional fees, $0.2 million in software, hardware, data processing and hosting related expenses. Included in general and administrative expense are costs associated with the SAP implementation of $0.5 million, an increase of $0.2 million over the prior year quarter. These expenses were primarily professional fees.

•
Income from operations decreased $1.3 million mostly due to increased operating expenses, primarily due to $1.6 million in severance expenses and $0.5 million in SAP expenses, partly offset by increased gross profits.

Asia/Pacific

•
For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended June 30, 2018 and 2017, respectively.

Results of Operations for the Six Months Ended June 30, 2018, Compared with the Six Months Ended June 30, 2017

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the six months ended June 30, 2018, against the results of operations for the six months ended June 30, 2017. Unless otherwise stated, the results announced below refer to the six months ended June 30, 2017 and the six months ended June 30, 2018. In the third quarter of 2017, the Company reclassified year to date expenses associated with a recent acquisition from engineering and research and development to general and administrative and sales and marketing. For the six months ended June 30, 2017 financial results have been revised to reclassify $2.6 million of costs from research and development and engineering expense to general and administrative expense ($2.3 million) and selling expense ($0.3 million). To avoid fractional percentages, all percentages presented below were rounded to the nearest whole number.

Year-to-Date (6-month) 2018 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the six months ended June 30, 2018, from the six months ended June 30, 2017, and the increases or decreases for each category by segment:

	Six Months Ended	Increase (Decrease) in Operating Segment				Six Months Ended
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2017	America	Europe	Pacific	All Other	2018
Net sales	482,869	$66,524	$2,462	$931	$—	$552,786
Cost of sales	259,188	41,621	1,279	856	(153)	302,791
Gross profit	223,681	24,903	1,183	75	153	249,995
Research and development and other engineering expense	23,785	(1,369)	(212)	194	—	22,398
Selling expense	58,283	(1,064)	(643)	198	—	56,774
General and administrative expense	73,846	2,301	3,816	(1,134)	(237)	78,592
Gain on sale of assets	(1)	(637)	(672)	1	—	(1,309)
Income from operations	67,768	25,672	(1,106)	816	390	93,540
Loss in equity method investment, before tax	(41)	19	—	—	—	(22)
Interest expense, net	(388)	(91)	34	(8)	179	(274)
Gain on bargain purchase of a business	8,388	—	(8,388)	—	—	—
Income before income taxes	75,727	25,600	(9,460)	808	569	93,244
Provision for income taxes	24,392	(3,089)	361	(260)	2,325	23,729
Net income	$51,335	$28,689	$(9,821)	$1,068	$(1,756)	$69,515

Net sales increased 14.5% to $552.8 million from $482.9 million. Net sales to home centers, contractor distributors, dealer distributors and lumber dealers increased, primarily due to increased home construction activity, which resulted in increased sales volumes. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 86% of the Company's total net sales in both the first six months of 2018 and 2017, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14% of the Company's total net sales in both the first six months of 2018 and 2017, respectively.

Gross profit increased 11.8% to $250.0 million from $223.7 million. Gross profit margins decreased to 45.2% from 46.3%. The gross profit margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, decreased to 46% from 48% for wood construction products and increased to 36% from 34% for concrete construction products.

Research and development and engineering expense decreased 5.8% to $22.4 million from $23.8 million primarily due to decreases of $0.4 million in stock-based compensation, $0.3 million in cash profit sharing expense, $0.3 million in professional fees, $0.2 million in personnel costs and $0.2 million in computer software costs.

Selling and marketing expense decreased 2.6% to $56.8 million from $58.3 million primarily due to decreases of $1.0 million in stock-based compensation, $0.6 million in sale promotion costs, $0.5 million in professional fees, $0.4 million in personnel costs and $0.3 million in severance expenses, partly offset by an increase of $1.2 million in sales and sales agent commissions.

General and administrative expense increased 6.4% to $78.6 million from $73.8 million primarily due to increases of $3.3 million in depreciation expense, $1.7 million in severance costs, $1.6 million in professional fees, $0.3 million in personnel costs mostly related to pay rate increases instituted on January 1, 2018, and $0.3 million in bad debt expense, as well as a decrease of $1.2 million in favorable net foreign currency translations, which was partly offset by decreases of $2.2 million in stock-based compensation, $0.6 million in cash profit sharing expense, $0.6 million in amortization expense and $0.4 million in software, computer hardware, data processing and hosting related expenses.

Gain on sale of assets - In 2016, an eminent domain claim was exercised on land owned by the Company and included an offer for the taking of land. The Company challenged the offer, which resulted in the Company receiving an additional $1.0 million in the first quarter of 2018 for the taking of the land, which occurred in 2016.

Our effective income tax rate decreased to 25% from 32%, primarily due to the U.S. Tax Cuts and Jobs Act of 2017, which reduced the United States statutory federal corporate tax from 35% to 21%. The effective income tax rate for the second quarter of 2017 was also reduced by a nonrecurring gain on a bargain purchase related to the Gbo Fastening Systems acquisition, which was not taxable.

Net income was $69.5 million compared to $51.3 million. Diluted net income per common share was $1.48 compared to $1.07. The $51.3 million consolidated net income for the six months ended June 30, 2017 included an $8.4 million gain on a bargain purchase of a business, which increased diluted earnings per share for the same period by $0.18.

Net sales

The following table represents net sales by segment for the six-month periods ended June 30, 2017 and 2018, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Six Months Ended
June 30, 2017	399,510	79,615	3,744	$482,869
June 30, 2018	466,034	82,077	4,675	552,786
Increase	$66,524	$2,462	$931	$69,917
Percentage increase	17%	3%	25%	14%

The following table represents segment net sales as percentages of total net sales for the six-month periods ended June 30, 2017 and 2018, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2017 net sales	83%	17%	—%	100%
Percentage of total 2018 net sales	84%	15%	1%	100%

Gross profit

The following table represents gross profit by segment for the six-month periods ended June 30, 2017 and 2018, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Six Months Ended
June 30, 2017	195,474	27,865	455	(113)	$223,681
June 30, 2018	220,377	29,048	530	40	249,995
Increase	$24,903	$1,183	$75	$153	$26,314
Percentage increase	13%	4%	*	*	12%

* The statistic is not meaningful or material.

The following table represents gross profit as a percentage of sales by segment for the six-month periods ended June 30, 2017 and 2018, respectively:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2017 gross profit percentage	48.9%	35.0%	12.2%	*	46.3%
2018 gross profit percentage	47.3%	35.4%	11.3%	*	45.2%

* The statistic is not meaningful or material.

North America

•	Net sales increased 17%, primarily due to increases in sales volumes. Canada's net sales were positively affected by foreign currency translation.

•
Gross profit margin decreased to 47.3% from 48.9%, primarily due to increased material and shipping costs as a percentage of nets sales, partly offset by decreased factory and overhead costs as a percentage of net sales on increased production.

•
Research and development and engineering expense decreased $1.4 million primarily due to decreases of $0.4 million in professional fees, $0.3 million in personnel costs, $0.3 million in stock-based compensation, $0.2 million in cash profit sharing expense and $0.2 million in facility expenses.

•
Selling expense decreased $1.1 million, primarily due to decreases of $1.2 million in stock-based compensation, $0.9 million in sale promotion costs, $0.4 million in professional fees and $0.3 million in severance expense, partly offset by an increase of $0.8 million in sales and sales agent commissions and $0.5 million in personnel costs.

•
General and administrative expense increased $2.3 million, primarily due to increases of $3.1 million in depreciation expense, $2.6 million in professional fees and $0.2 million in bad debt expense, partly offset by decreases of $1.7 million in stock-based compensation, $0.6 million in personnel costs, $0.5 million in cash profit sharing expense, $0.5 million in intangible amortization expense and $0.2 million software, computer hardware, data processing and hosting related expenses, as well as an increase of $0.5 million in favorable net foreign currency translations. Included in general and administrative expense are costs associated with the SAP implementation of $4.3 million, an increase of $3.6 million over the prior year period. These expenses were primarily professional fees.

•
Gain on sale of assets - In 2016, an eminent domain claim was exercised on land owned by the Company and included an offer for the taking of the land. The Company challenged the offer, which resulted in the Company receiving an additional $1.0 million in the first quarter of 2018 for the taking of the land.

•	Income from operations increased $25.7 million, mostly due to increased gross profit, which was partially offset by higher operating expenses.

Europe

•
Net sales increased 3% primarily due to approximately $7.1 million of positive foreign currency translations resulting from Europe currencies strengthening against the United States dollar. Net sales were partly offset by reduced sales volumes due to the 2017 sale of Gbo Fastening Systems' Poland and Romania subsidiaries (acquired January 2017), which contributed $7.3 million in net sales for the six months ended June 30, 2017. In local currencies, Europe net sales increased primarily due to increased sales volumes and average net sales unit prices.

•
Gross profit margin increased to 35.4% from 35.0%, primarily due to lower material costs and labor costs as a percentage of net sales, partly offset by higher factory and overhead and warehouse costs as a percentage of net sales.

•	Research and development and engineering expense decreased $0.2 million primarily due to a decrease in personnel costs.

•	Selling expense decreased $0.6 million primarily due to a decrease of $0.8 million in personnel costs, which was partly offset by an increase of $0.3 million in sales promotion costs.

•
General and administrative expense increased $3.8 million, primarily due to increases of $1.6 million in severance costs and $0.9 million in personnel costs, as well as a decrease of $1.7 million in favorable net foreign currency translations, partly offset by decreases of $0.4 million in professional fees, $0.2 million in software licensing and data processing fees and $0.2 million in cash profit sharing expense. Included in general and administrative expense are costs associated with the SAP implementation of $1.0 million, an increase of $0.6 million over the prior year period. These expenses were primarily professional fees.

•	Income from operations decreased $1.1 million, mostly due to increased operating expense.

Asia/Pacific

•	For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the six months ended June 30, 2018 and 2017, respectively.

Effect of New Accounting Standards

See "Note 1 Basis of Presentation — Recently Adopted Accounting Standards” and “Recently Issued Accounting Standards Not Yet Adopted” to the accompanying unaudited interim condensed consolidated financial statements.

Liquidity and Sources of Capital

Our primary sources of liquidity are cash and cash equivalents, our cash flow from operations and our $300.0 million credit facility that expires on July 23, 2021. As of June 30, 2018, there were no amounts outstanding under this facility. We also received proceeds through the exercise of stock options by our employees in the first quarter of 2018. There were no outstanding stock options as of June 30, 2018.

Our principal uses of liquidity include the costs and expenses associated with our operations, continuing our capital allocation strategy, which includes growing our business by internal improvements, repurchasing our common stock, paying cash dividends, and meeting other liquidity requirements for the next twelve months.

As of June 30, 2018, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Cash and cash equivalents of $80.9 million are held in the local currencies of our foreign operations and could be subject to additional taxation if it were repatriated to the United States. As of June 30, 2018, the Company is maintaining a permanent reinvestment assertion on its foreign earnings. However, due to changes resulting from the U.S. Tax Cuts and Jobs Act of 2017, we are currently evaluating whether we repatriate any cash or cash equivalents held outside the United States that is in excess of amounts required for future international growth and acquisitions.

The following table presents selected financial information as of June 30, 2018 and 2017, and December 31, 2017, respectively:

	At June 30,	At December 31,	At June 30,
(in thousands)	2018	2017	2017

Cash and cash equivalents	$155,035	$168,514	$140,950
Property, plant and equipment, net	269,127	273,020	261,362
Goodwill, intangible assets and equity investment	165,687	169,015	170,559
Working capital	472,174	447,450	462,083

The following table provides cash flow indicators for the six-month periods ended June 30, 2018 and 2017, respectively:

	Six Months Ended June 30,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$55,364	$7,727
Investing activities	(17,023)	(56,356)
Financing activities	(49,838)	(41,312)

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

During the six months ended June 30, 2018, operating activities provided $55.4 million in cash and cash equivalents, as a result of $69.5 million from net income and $26.5 million from non-cash adjustments to net income which included depreciation and amortization expense, stock-based compensation expense and changes in deferred income taxes, partly offset by a decrease of $40.7 million in the net change in operating assets and liabilities, including increases of $76.8 million in trade accounts receivable, net and $7.7 million in inventory, partly offset by increases of $19.2 million in trade accounts payable, $9.6 million in income taxes payable, $7.7 million in accrued liabilities and $5.5 million in accrued profit sharing and commissions. Cash used in investing activities of $17.0 million during the six months ended June 30, 2018, consisted primarily of $19.0 million for property, plant and equipment expenditures related to machinery and equipment purchases, software purchases and software in development, which was partly offset by $2.0 million in proceeds from the sale of property and equipment. Cash used in financing activities of $49.8 million during the six months ended June 30, 2018, consisted primarily of $25.4 million used for share repurchases and $19.5 million used to pay cash dividends.

During the six months ended June 30, 2017, operating activities provided $7.7 million in cash and cash equivalents, as a result of $51.3 million from net income and $20.4 million from non-cash adjustments to net income which included depreciation and amortization expenses, stock-based compensation expenses, a nonrecurring gain on a bargain purchase of a business and changes in deferred income taxes, partly offset by a decrease of $64.0 million in the net change in operating assets and liabilities, including net change decreases in cash and cash equivalents due to increases of $52.1 million in trade accounts receivable, net, and $16.4 million in inventory. Cash used in investing activities of $58.5 million during the six months ended June 30, 2017, consisted primarily of $32.3 million for property, plant and equipment expenditures, related to real estate improvements, machinery and equipment purchases and software in development, and $26.3 million, net of acquired cash of $4.0 million, for the acquisitions of Gbo Fastening Systems and CG Visions. Cash used in financing activities of $39.2 million during the six months ended June 30, 2017, consisted primarily of $20.0 million recorded for repurchase of common stock and $17.1 million used to pay cash dividends.

Capital Allocation Strategy

We have a strong cash position and remain committed to seeking growth opportunities in lines of building products where we can leverage our expertise in engineering, testing, manufacturing and distribution to invest in and grow our business. Those opportunities include internal improvements or acquisitions that fit within our strategic growth plan. Additionally, we have financial flexibility and are committed to providing returns to our stockholders. Below are highlights of our execution on our capital allocation strategy, first announced in August 2015 and updated in August 2016.

•
Our asset acquisitions, net of cash acquired and proceeds from sales of business, in 2015, 2016 and 2017 were $4.2 million, $5.4 million and $18.5 million, respectively. In January 2017, we acquired Gbo Fastening Systems for approximately $10.2 million, and sold two of its subsidiaries in late 2017 for approximately $9.5 million, retaining the Gbo Fastening Systems operations in Sweden and Norway for less than $1.0 million in cash. Also in January 2017, we acquired CG Visions for approximately $20.8 million.

•
Our capital spending in 2015, 2016 and 2017 was $34.2 million, $42.0 million and $58.0 million, respectively, which was primarily used for real estate improvements, machinery and equipment purchases and software in development. Our capital spending in the first six months ended June 30, 2018 was $19.0 million and primarily for machinery, equipment and software, including $1.4 million of capitalized costs related to the ERP project. Based on current information and subject to future events and circumstances, we estimate that our full-year 2018 capital spending will be approximately $30 million to $32 million, including $9 to $10 million dedicated to replacing fully depreciated equipment, assuming all such projects will be completed by the end of 2018. Based on current information and subject to future events and circumstances, we estimate that our full-year 2018 depreciation and amortization expense to be approximately $39 million to $40 million, of which approximately $34 million to $35 million is related to depreciation.

•
As illustrated in the table below, since the beginning of the year 2015, we have repurchased over four million shares of the Company's common stock, which represents approximately 8.9% of our shares of common stock outstanding at the beginning of 2015. We have returned cash of $314.7 million, which represents 80.4% of our total cash flow from operations during the same period.

(in thousands)	Number of Shares Repurchased	Cash Paid for Share Repurchases	Cash paid for Dividends	Total
January 1 - June 30, 2018	627	$25,439	$19,546	$44,985
January 1 - December 31, 2017	1,138	70,000	36,981	106,981
January 1 - December 31, 2016	1,244	53,502	32,711	86,213
January 1 - December 31, 2015	1,339	47,144	29,352	76,496
Total	4,348	$196,085	$118,590	$314,675

•	As of June 30, 2018, approximately $126.1 million remained available under the $275.0 million repurchase authorization from August 2017.

•
On July 26, 2018, the Board declared a cash dividend of $0.22 per share, estimated to be $10.1 million in total. Such dividend is scheduled to be paid on October 25, 2018, to stockholders of record on October 4, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

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

Foreign currency translation adjustment on the Company's underlying assets and liabilities resulted in accumulated other comprehensive loss of $11.4 million for the three months ended June 30, 2018, due to the effect of the strengthening of the United States dollar in relation to all other currencies. Foreign currency translation adjustment on the Company's underlying assets and liabilities resulted in accumulated other comprehensive loss of $7.6 million for the six months ended June 30, 2018, due to the effect of the strengthening of the United States dollar in relation to all other currencies.

Interest Rate Risk

The Company has no variable interest-rate debt outstanding. The Company estimates that a hypothetical 100 basis point change in U.S. interest rates would not be material to the Company’s operations taken as a whole.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

As the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves. For a discussion of risks related to the implementation of new systems, see Item 1A - "Risk Factors - Other Risks - We rely on complex software systems and hosted applications to operate our business, and our business may be disrupted if we are unable to successfully/efficiently update these systems or convert to new systems." in our Annual Report on Form 10-K for the year ended December 31, 2017.

During the three months ended June 30, 2018, the Company made no other changes to its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents the monthly repurchases of shares of our common stock in the second quarter of 2018.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs [1]
April 1 - April 30, 2018	—	N/A		$126.5 million
May 1 - May 31, 2018	7,600	$57.99	7,600	$126.1 million
June 1 - June 30, 2018	—	N/A		$126.1 million
Total	7,600

[1] Pursuant to the Board’s increased and extended $275.0 million repurchase authorization that was publicly announced on August 1, 2017, which authorization is scheduled to expire on December 31, 2018.

Item 6. Exhibits.

EXHIBIT INDEX

3.1	Certificate of Incorporation of Simpson Manufacturing Co., Inc., as amended, are incorporated by reference to Exhibit 3.1 of its Quarterly Report on Form 10-Q filed on May 9, 2018.

3.2	Amended and Restated Bylaws of Simpson Manufacturing Co., Inc., as amended, are incorporated by reference to Exhibit 3.2 of its Current Report on Form 8-K dated March 28, 2017.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL) are filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 7, 2018	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)