Form 10-Q
period 2018-09-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2018-11-08
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of September 30, 2018:   45,967,842.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements relating to events or results that may occur in the future are forward-looking statements, including but not limited to, statements regarding our plans, sales, sales trends, sales growth rates, revenues, profits, costs, working capital, balance sheet, inventories, products (including truss and concrete products as well as software offerings), relationships with contractors and partners (including our collaboration with The Home Depot, Inc.), market strategies, market share, expenses (including operating expenses and research, development and engineering investments), inventory turn rates, cost savings or reduction measures, repatriation of funds, results of operations, tax liabilities, losses, capital spending, housing starts, price changes (including product and raw material prices, such as steel prices), profitability, profit margins, operating income, operating expenses as a percentage of net sales, effective tax rates, depreciation or amortization expenses, amortization periods, capital return, stock repurchases, dividends, compensation arrangements, prospective adoption of new accounting standards, effects of changes in accounting standards, effects and expenses of (including eventual gains or losses related to) mergers and acquisitions and related integrations, effects and expenses of equity investments, effects of changes in foreign exchange rates or interest rates, effects and costs of SAP and other software program implementations (including related expenses, such as capital expenditures, and savings), effects and costs of credit facilities and capital lease obligations, headcount, engagement of consultants, the Company’s 2020 Plan and other operating initiatives (discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below), the Company’s efforts and costs to implement the 2020 Plan and initiatives, the targets and assumptions under the 2020 Plan and such other initiatives (including targets associated with organic compound annual growth rate in consolidated net sales, operating income, operating expenses as a percentage of net sales, cost structure rationalization, improved working capital management, and overall balance sheet discipline) and the projected effects and impact of any of the foregoing on our business, financial condition and results of operations. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions. Forward-looking statements are necessarily speculative in nature, are based on numerous assumptions, and involve known and unknown risks, uncertainties and other factors (some of which are beyond our control) that could significantly affect our operations and may cause our actual actions, results, financial condition, performance or achievements to be substantially different from any future actions, results, financial condition, performance or achievements expressed or implied by any such forward-looking statements. Those factors include, but are not limited to: (i) the impact, execution and effectiveness of the Company’s current strategic plan, the 2020 Plan, and initiatives the realization of the assumptions made under the plan and the efforts and costs to implement the plan and initiatives; (ii) general economic cycles and construction business conditions including changes in U.S. housing starts; (iii) customer acceptance of our products; (iv) product liability claims, contractual liability, engineering and design liability and similar liabilities or claims, (v) relationships with partners, suppliers and customers and their financial condition; (vi) materials and manufacturing costs; (vii) technological developments, including system updates and conversions; (viii) increased competition; (ix) changes in laws or industry practices; (x) litigation risks and actions by activist shareholders; (xi) changes in market conditions; (xii) governmental and business conditions in countries where our products are manufactured and sold; (xiii) natural disasters and other factors that are beyond the Company’s reasonable control; (xiv) changes in trade regulations, treaties or agreements or in U.S. and international taxes, tariffs and duties including those imposed on the Company’s income, imports, exports and repatriation of funds; (xv) effects of merger or acquisition activities; (xvi) actual or potential takeover or other change-of-control threats; (xvii) changes in our plans, strategies, objectives, expectations or intentions; and (xviii) other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission, including the Company's most recent Annual Report on Form 10-K under the heading “Item 1A - Risk Factors.” See below “Part I, Item 1A - Risk Factors.” Each forward-looking statement contained in this Quarterly Report on Form 10-Q is specifically qualified in its entirety by the aforementioned factors. In light of the foregoing, investors are advised to carefully read this Quarterly Report on Form 10-Q in connection with the important disclaimers set forth above and are urged not to rely on any forward-looking statements in reaching any conclusions or making any investment decisions about us or our securities. All forward-looking statements hereunder are made as of the date of this Quarterly Report on Form 10-Q and are subject to change. Except as required by law, we do not intend and undertake no obligation to update, revise or publicly release any updates or revisions to any forward-looking statements hereunder, whether as a result of the receipt of new information, the occurrence of future events, the change of circumstances or otherwise. We further do not accept any responsibility for any projections or reports published by analysts, investors or other third parties.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	September 30,		December 31,
	2018	2017	2017
ASSETS
Current assets
Cash and cash equivalents	$166,961	$204,171	$168,514
Trade accounts receivable, net	192,981	159,571	135,958
Inventories	279,503	244,476	252,996
Assets held-for-sale	9,251	—	—
Other current assets	12,220	13,276	26,473
Total current assets	660,916	621,494	583,941

Property, plant and equipment, net	257,679	265,178	273,020
Goodwill	136,459	137,313	137,140
Equity investment	2,498	2,582	2,549
Intangible assets, net	25,457	30,050	29,326
Other noncurrent assets	11,604	11,766	11,547
Total assets	$1,094,613	$1,068,383	$1,037,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Capital lease obligations - current portion	$1,081	$1,047	$1,055
Trade accounts payable	42,734	30,857	31,536
Accrued liabilities	103,979	91,854	87,430
Accrued profit sharing trust contributions	6,565	5,652	7,054
Accrued cash profit sharing and commissions	13,092	13,123	9,416
Total current liabilities	167,451	142,533	136,491

Other long-term liabilities - net of current portion	13,743	9,808	16,254
Total liabilities	181,194	152,341	152,745
Commitments and contingencies (see Note 11)
Stockholders’ equity
Common stock, at par value	462	476	473
Additional paid-in capital	274,126	265,490	260,157
Retained Earnings	686,351	683,554	676,644
Treasury stock	(24,491)	(20,000)	(40,000)
Accumulated other comprehensive loss	(23,029)	(13,478)	(12,496)
Total stockholders’ equity	913,419	916,042	884,778
Total liabilities and stockholders’ equity	$1,094,613	$1,068,383	$1,037,523

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$284,178	$262,476	$836,964	$745,345
Cost of sales	150,282	143,338	454,881	403,866
Gross profit	133,896	119,138	382,083	341,479
Operating expenses:
Research and development and other engineering	10,441	11,265	32,840	35,051
Selling	26,879	27,867	83,653	86,150
General and administrative	36,114	33,457	112,897	105,962
Net gain on disposal of assets	(460)	(147)	(1,769)	(147)
	72,974	72,442	227,621	227,016
Income from operations	60,922	46,696	154,462	114,463
Loss in equity method investment, before tax	(30)	(13)	(52)	(53)
Interest expense, net	(58)	(296)	(332)	(685)
Gain (adjustment) on bargain purchase of a business	—	(2,052)	—	6,336
Gain on disposal of a business	—	443	—	443
Income before taxes	60,834	44,778	154,078	120,504
Provision for income taxes	16,473	16,581	40,202	40,972
Net income	$44,361	$28,197	$113,876	$79,532

Earnings per common share:
Basic	$0.96	$0.60	$2.46	$1.67
Diluted	$0.95	$0.59	$2.43	$1.66

Number of shares outstanding
Basic	46,192	47,367	46,375	47,544
Diluted	46,622	47,686	46,770	47,843

Cash dividends declared per common share	$0.22	$0.42	$0.65	$0.81

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$44,361	$28,197	$113,876	$79,532
Other comprehensive income:
Translation adjustment	(2,950)	5,543	(10,533)	19,492
Comprehensive income	$41,411	$33,740	$103,343	$99,024

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
At September 30, 2017 and 2018, and December 31, 2017
(In thousands except per-share amounts, unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2017	47,437	$473	$255,917	$642,422	$(32,970)	$—	$865,842
Net income	—	—	—	79,532	—	—	79,532
Translation adjustment, net of tax	—	—	—	—	19,492	—	19,492
Options exercised	120	1	3,565	—	—	—	3,566
Stock-based compensation	—	—	10,764	—	—	—	10,764
Shares issued from release of Restricted Stock Units	210	2	(5,168)	—	—	—	(5,166)
Repurchase of common stock	(461)	—		—	—	(20,000)	(20,000)
Cash dividends declared on common stock, $0.81 per share	—	—	—	(38,400)	—	—	(38,400)
Common stock issued at $44.26 per share for stock bonus	9	—	412	—	—	—	412
Balance, at September 30, 2017	47,315	476	265,490	683,554	(13,478)	(20,000)	916,042
Net income	—	—	—	13,085	—		13,085
Translation adjustment, net of tax	—	—	—	—	1,926	—	1,926
Pension adjustment, net of tax	—	—	—	—	(944)	—	(944)
Options exercised	103	2	3,042	—	—	—	3,044
Stock-based compensation	—	—	1,801	—	—	—	1,801
Shares issued from release of Restricted Stock Units	4	—	(176)	—	—	—	(176)
Repurchase of common stock	(677)	—	(10,000)	—	—	(40,000)	(50,000)
Retirement of common stock	—	(5)	—	(19,995)	—	20,000	—
Balance at December 31, 2017	46,745	473	260,157	676,644	(12,496)	(40,000)	884,778
Net income	—	—	—	113,876	—	—	113,876
Translation adjustment, net of tax	—	—	—	—	(10,533)	—	(10,533)
Options exercised	23	—	695	—	—	—	695
Stock-based compensation	—	—	7,939	—	—	—	7,939
Adoption of ASC 606, net of tax	—	—	—	791	—	—	791
Shares issued from release of Restricted Stock Units	177	2	(5,130)	—	—	—	(5,128)
Repurchase of common stock	(985)	—	10,000	—	—	(59,490)	(49,490)
Retirement of treasury stock	—	(13)	—	(74,986)	—	74,999	—
Cash dividends declared on common stock, $0.65 per share	—	—	—	(29,974)	—	—	(29,974)
Common stock issued at $57.41 per share for stock bonus	8	—	465	—	—	—	465
Balance at September 30, 2018	45,968	$462	$274,126	$686,351	$(23,029)	$(24,491)	$913,419

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net income	$113,876	$79,532
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(1,768)	(147)
Depreciation and amortization	29,049	26,881
Loss in equity method investment, before tax	52	53
Gain on bargain purchase of a business	—	(6,336)
Gain on disposal of a business	—	(443)
Deferred income taxes	2,061	2,552
Noncash compensation related to stock plans	8,773	11,816
Provision of doubtful accounts	361	79
Foreign exchange gain on capital repatriation	(1,604)	—

Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(58,678)	(40,607)
Inventories	(29,233)	1,813
Trade accounts payable	14,254	698
Income taxes payable	9,801	1,686
Accrued profit sharing trust contributions	(486)	(902)
Accrued cash profit sharing and commissions	3,716	2,468
Other current assets	5,099	132
Accrued liabilities	13,464	5,291
Long-term liabilities	(373)	(234)
Accrued workers’ compensation	(139)	(21)
Other noncurrent assets	(256)	280
Net cash provided by operating activities	107,969	84,591
Cash flows from investing activities
Capital expenditures	(24,714)	(45,106)
Asset acquisitions, net of cash acquired	—	(27,921)
Proceeds from sale of property and equipment	3,539	617
Proceeds from sale of a business	—	9,613
Net cash used in investing activities	(21,175)	(62,797)
Cash flows from financing activities
Deferred and contingent consideration paid for asset acquisitions	—	(205)
Repurchase of common stock	(49,490)	(20,000)
Repayment of long-term borrowings and capital leases	(702)	(360)
Repayment of debt and line of credit borrowings	—	(133)
Issuance of common stock	695	3,566
Dividends paid	(29,738)	(27,044)
Cash paid on behalf of employees for shares withheld	(5,128)	(5,166)
Net cash used in financing activities	(84,363)	(49,342)
Effect of exchange rate changes on cash and cash equivalents	(3,984)	5,182
Net decrease in cash and cash equivalents	(1,553)	(22,366)
Cash and cash equivalents at beginning of period	168,514	226,537
Cash and cash equivalents at end of period	$166,961	$204,171
Noncash activity during the period
Noncash capital expenditures	$212	$892
Dividends declared but not paid	10,134	19,891
Contingent consideration for acquisition	—	1,314
Issuance of Company’s common stock for compensation	465	412

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

Prior Year and Interim Reporting Period Reclassification

In the third quarter of 2017, the Company reclassified year-to-date expenses associated with a recent acquisition. The 2017 first and second quarter financial results were revised to reflect these changes with $2.6 million of costs reclassified from research and development and engineering expense to general and administrative expense ($2.3 million) and selling expense ($0.3 million). The 2017 third quarter financial results were revised to reflect the changes made to the 2017 first and second quarter results. No reclassifications were made with respect to the 2017 year-to-date (9-month) financial results.

In the third quarter of 2018, the Company recorded an out-of-period adjustment for the third quarter of 2017, which increased cost of sales by $0.7 million and decreased general and administrative expenses by $0.7 million. Furthermore, the Company recorded an out-of-period adjustment for the nine months ended September 30, 2018 and for the nine months ended September 30, 2017, which also increased cost of sales and decreased general and administrative expenses both by $1.8 million for the nine months ended September 30, 2018 and increased cost of sales and decreased general and administrative expenses both by $2.1 million for the nine months ended September 30, 2017. Such adjustments only applied to the North America segment, which resulted from recording certain depreciation expense on company–owned real estate as general and administrative expense rather than cost of goods sold. Income from operations and net income for the three and nine months ended September 30, 2018 and 2017 were not affected by the adjustments.

Revenue Recognition

Generally, the Company's revenue contract with a customer exists when the goods are shipped, and services are rendered; and its related invoice is generated. The duration of the contract does not extend beyond the promised goods or services already transferred. The transaction price of each distinct promised product or service specified in the invoice is based on its relative stated standalone selling price. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer at a point in time. The Company’s shipping terms provide the primary indicator of the transfer of control. The Company's general shipping terms are F.O.B. shipping point, where title and risk and rewards of ownership transfer at the point when the products leave the Company's warehouse. The Company recognizes revenue based on the consideration specified in the invoice with a customer, excluding any sales incentives, discounts, and amounts collected on behalf of third parties (i.e., governmental tax authorities). Based on historical experience with the customer, the customer's purchasing pattern and its significant experience selling products, the Company concluded that a significant reversal in the cumulative amount of revenue recognized will not occur when the uncertainty (if any) is resolved (that is, when the total amount of purchases is known).Refer to Note 2 for revenue disaggregation disclosure.

Net Earnings Per Common Share

Basic earnings per common share are calculated based on the weighted-average number of common shares outstanding during the period. Potentially dilutive securities are included in the diluted per-share calculations using the treasury stock method for all periods when the effect is dilutive.

The following is a reconciliation of basic earnings per common share to diluted earnings per share for the three months and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net income available to common stockholders	$44,361	$28,197	$113,876	$79,532
Basic weighted-average shares outstanding	46,192	47,367	46,375	47,544
Dilutive effect of potential common stock equivalents — stock options and restricted stock units	430	319	395	299
Diluted weighted-average shares outstanding	46,622	47,686	46,770	47,843
Earnings per common share:
Basic	$0.96	$0.60	$2.46	$1.67
Diluted	$0.95	$0.59	$2.43	$1.66

Share Repurchases

During the first quarter of 2018, the Company received 182,171 shares of the Company's common stock pursuant to its $50.0 million accelerated share repurchase program with Wells Fargo Bank, National Association, initiated in December 2017 which constituted the final delivery thereunder. For the nine-months ended September 30, 2018, the Company repurchased 802,565 additional shares of its common stock in the open market at an average price of $61.67 per share, for a total of $49.5 million.

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

As of September 30, 2018 and 2017 and December 31, 2017, the Company’s primary financial instrument classified as cash equivalents is money market funds, which are carried at cost, approximating fair value, based on Level 1 inputs. The balances of the Company's primary financial instruments at the dates indicated were as follows:

	At September 30,		At December 31,
(in thousands)	2018	2017	2017
Money market funds	$7,618	$5,409	$5,293

The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions is classified as Level 3 within the fair value hierarchy as it is based on unobserved inputs, management estimates and entity-specific assumptions and is evaluated on an ongoing basis. As of September 30, 2018, the estimated fair value of the Company's contingent consideration was approximately $1.1 million.

Income Taxes

The Company uses an estimated annual tax rate to measure the tax benefit or tax expense recognized in each interim period.

Acquisitions

Under the business combinations topic ASC 805, the Company accounts for acquisitions as business combinations and ascribes acquisition-date fair values to the acquired assets and assumed liabilities. Provisional fair value measurements are made at the time of the acquisitions. Adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as information necessary to complete the analysis is obtained. The fair value of intangible assets are generally based on Level 3 inputs.

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

Gain (Adjustment) on Bargain Purchase of a Business

In the first quarter of 2017, the Company recorded a preliminary nontaxable bargain purchase gain of $8.4 million, which was included in the condensed consolidated statements of operations. During the third quarter of 2017, the Company reevaluated the fair value of the assets acquired and liabilities assumed in the Gbo Fastening Systems acquisition and the estimated fair value of the assets acquired net of liabilities assumed was approximately $16.5 million. Consequently, a bargain purchase adjustment of $2.1 million was recorded resulting in a $6.3 million adjusted gain on bargain purchase of a business for the 2017 fiscal year.

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

Optional transition method - ASC 2018-11, Topic 842, Targeted Improvements (issued in July 2018) provide entities with an additional (and optional) transition method to adopt the new leases standard. This additional transition method allows a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. This method allows the Company to apply ASC 840 in the comparative periods and provide disclosures required by ASC 840 for the comparative periods. In contrast, the Company would not restate comparative periods for the effects of applying ASC 842 and provide disclosures required by ASC

842 for the comparative periods. On January 1, 2019, the Company will adopt the new lease standard using the optional transition method.

The Company has developed a project team for the process of adopting this ASU 2016-02 and is currently reviewing the detail of the Company’s leasing arrangements, which consist primarily of building, auto and equipment leases. As of December 31, 2017, the Company had approximately $25.2 million operating lease commitments primarily related to lease arrangements for approximately 39 facilities globally, which are under review and will likely be recognized as operating lease liabilities with a corresponding recognition of right-of-use assets on the Company's balance sheets.

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

In March 2018, the FASB issued ASU 2018-15) "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract; Disclosures for Implementation Costs Incurred for Internal-Use Software and Cloud Computing Arrangements," ASC 2018-15 aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software under ASC 350-40 (and hosting arrangement that include an internal-use software license). ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is evaluating the impact of the adoption of this new accounting guidance on its consolidated financial statements.

All other issued and effective accounting standards during the third quarter of 2018 were determined to be not relevant or material to the Company.

2.    Revenue from Contracts with Customers

On January 1, 2018, the Company adopted the New Revenue Standard ("Topic 606") using the modified retrospective method and recorded $0.8 million, net of tax, increase to opening retained earnings on January 1, 2018 as the cumulative effect of adopting Topic 606 for estimated rights of return assets on product sales.

Disaggregated revenue

In accordance with Topic 606, the Company disaggregates net sales into the following major product groups as noted in Note 12 segment information of these interim financial statements.

Wood Construction Products Revenue. Wood construction products represented almost 85% of total net sales in the nine months ended September 30, 2018, refer to Note 12 for products description.

Concrete Construction Products Revenue. Concrete construction products represented 15% of total net sales in the nine months ended September 30, 2018, refer to Note 12 for products description.

Customer acceptance criteria. Generally, there are no customer acceptance criteria included in the Company's standard sales agreement with customers. When an arrangement with the customer does not meet the criteria to be accounted for as a revenue contract under the standard, the Company recognizes revenue in the amount of nonrefundable consideration received when the Company has transferred control of the goods or services and has stopped transferring (and has no obligation to transfer) additional goods or services. The Company offers certain customers discounts for paying invoices ahead of the due date, which are generally 30 to 60 days.

Other revenue. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and services are less than 1.0% of net sales and recognized as the services are completed or the software products and services are delivered. Services may be sold separately or in bundled packages. The typical contract length for service is generally less than one year. For bundled packages, the Company accounts for individual services separately if they are distinct. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the services.

Reconciliation of contract balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of January 1, 2018, the Company had no contract assets or contract liabilities from contracts with customers.

Other accounting issues

Volume discounts. Volume discounts are accounted for as variable consideration because the transaction price is uncertain until the customer completes or fails to purchase the specified volume of purchases (consideration is contingent on a future outcome - occurrence or nonoccurrence). In addition, the Company applies the volume rebate or discount retrospectively, because the final price of each products or services sold depends on the customer's total purchases subject to the rebate program. The estimated rebates are deducted from the transaction price revenues based on the historical experience with the customer.

Rights of return and other allowances. Rights of return creates variability in the transaction price. The Company accounts for returned product during the return period as a refund to customer and not a performance obligation. The estimated allowance for returns is based on historical percentage of returns and allowance from prior periods and the customer's historical purchasing pattern. This estimate is deducted from revenues based on the gross transaction price.

Principal versus Agent. The Company considered the principal versus agent guidance of the new revenue recognition standard and concluded that the Company is the principal in a third-party transaction. The Company manufactures its products and has control over transfer of its products to Dealer Distributors, Contract Distributors, and end customers.

Costs to obtain or fulfill a contract. Costs incurred to obtain a contract are immaterial. Commission cost is not an incremental cost directly related to obtaining a contract.

Shipping costs. The Company recognizes shipping and handling activities that occur after the customer has obtained control of goods as a fulfillment cost rather than as an additional promised service. Therefore, the Company recognizes revenue and accrues shipping and handling costs when the control of goods transfers to the customer upon shipment.

Advertising costs. Cooperative advertising and partnership discounts are consideration payable to a customer and not a payment in exchange for a distinct product or service at fair value. Estimated cooperative advertising and partnership discounts are reductions to the transaction price.

Practical Expedients. The Company did not use either the practical expedient for the existence of a significant financing component or, the practical expedient for expensing certain costs of obtaining a contract.

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

Income tax expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	2018	2017
Effective tax rate	27.1%	37.0%	26.1%	34.0%
Provision for income taxes	$16,473	$16,581	$40,202	$40,972

Income tax expense decreased $0.1 million for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to the U.S. Tax Cuts and Jobs Act of 2017, which reduced the United States statutory federal corporate tax rate from 35% to 21% on a 36% increase in income before taxes. Income tax expense decreased $0.8 million for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to the U.S. Tax Cuts and Jobs Act of 2017, which reduced the United States statutory federal tax rate from 35% to 21% on a 28% increase in income before taxes. In addition, the effective income tax rate for the nine months ended September 30, 2017 was reduced by a nonrecurring bargain purchase gain related to the Gbo Fastening Systems acquisition (see Note 1), which was not taxable.

4.    Stock-Based Compensation

The Company allocates stock-based compensation expense related to equity plans for employees and non-employee directors among cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. The Company recognized stock-based compensation expense related to its equity plans for employees of $2.8 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and $8.8 million and $11.8 million, respectively for the nine months ended September 30, 2018 and 2017, respectively. Stock-based compensation cost capitalized in inventory was immaterial for all periods presented.

During the nine months ended September 30, 2018, the Company granted 188,942 restricted stock units ("RSUs") to the Company's employees, including officers, and eight non-employee directors at an estimated weighted average fair value of $54.99 per share, based on the closing price (adjusted for certain market factors, and to a lesser extent, the present value of dividends) of the Company's common stock on the grant date. The RSUs granted to the Company's employees may be time-based, performance-based or time- and performance-based. Certain of the performance-based RSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the RSU agreement over a cumulative three year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time- and performance based RSUs are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year life of the award, and require the underlying shares of the Company's common stock to be subject to a performance-based adjustment during the first year.

As of September 30, 2018, the Company's aggregate unamortized stock compensation expense was approximately $12.4 million, which is entirely attributable to unvested RSUs and is expected to be recognized in expense over a weighted-average period of 2.2 years.

5.    Trade Accounts Receivable, Net

Trade accounts receivable at the dates indicated consisted of the following:

	At September 30,		At December 31,
(in thousands)	2018	2017	2017
Trade accounts receivable	$197,378	$165,101	$139,910
Allowance for doubtful accounts	(1,312)	(1,166)	(996)
Allowance for sales discounts and returns	(3,085)	(4,364)	(2,956)
	$192,981	$159,571	$135,958

The Company adopted ASC 606 effective January 1, 2018, resulting in the reclassification of an estimated refund liability of $1.1 million from allowance for sales discounts and returns to other current liabilities as of September 30, 2018.

6.    Inventories

Inventories at the dates indicated consisted of the following:

	At September 30,		At December 31,
(in thousands)	2018	2017	2017
Raw materials	$114,075	$87,100	$91,022
In-process products	28,251	26,248	26,849
Finished products	137,177	131,128	135,125
	$279,503	$244,476	$252,996

7.    Property, Plant and Equipment, Net

Property, plant and equipment, net, at the dates indicated consisted of the following:

	At September 30,		At December 31,
(in thousands)	2018	2017	2017
Land	$30,173	$33,030	$33,087
Buildings and site improvements	203,323	201,877	212,817
Leasehold improvements	4,694	5,911	4,684
Machinery, equipment, and software	323,091	289,970	300,334
	561,281	530,788	550,922
Less accumulated depreciation and amortization	(316,768)	(297,321)	(299,907)
	244,513	233,467	251,015
Capital projects in progress	13,166	31,711	22,005
	$257,679	$265,178	$273,020

Assets held-for sale

During the nine months ended September 30, 2018, the Company decided to sell its two properties located in Edenton, North Carolina, and Vacaville, California, respectively. The Company determined that these long-lived assets meet the criteria to be classified as held for sale in its financial statements in accordance with ASC 360-10, and reported the total assets' carrying value of approximately $9.3 million in the Company's consolidated balance sheets

In September 2018, the Company contracted to sell its Vacaville, California facility with a cost basis of $8.6 million, which is expected to close in November 2018 for estimated proceeds of approximately $18.0 million, after closing costs and sales price adjustments.

8.    Goodwill and Intangible Assets, Net

Goodwill at the dates indicated was as follows:

	At September 30,		At December 31,
(in thousands)	2018	2017	2017
North America	$95,677	$95,781	$95,755
Europe	39,404	40,038	39,896
Asia/Pacific	1,378	1,494	1,489
Total	$136,459	$137,313	$137,140

Intangible assets, net, at the dates indicated were as follows:

	At September 30, 2018
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$30,715	$(15,993)	$14,722
Europe	23,935	(13,200)	10,735
Total	$54,650	$(29,193)	$25,457

	At September 30, 2017
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$33,923	$(16,728)	$17,195
Europe	29,430	(16,575)	12,855
Total	$63,353	$(33,303)	$30,050

	At December 31, 2017
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$30,775	$(13,732)	$17,043
Europe	23,762	(11,479)	12,283
Total	$54,537	$(25,211)	$29,326

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense of definite-lived intangible assets during the three months ended September 30, 2018 and 2017 was $1.4 million and $1.5 million, respectively, and was $4.0 million and $4.7 million, during the nine months ended September 30, 2018 and 2017, respectively. The only indefinite-lived intangible asset, consisting of a trade name, totaled $0.6 million at September 30, 2018.

At September 30, 2018, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)

Remaining three months of 2018	$1,321
2019	5,278
2020	5,248
2021	4,768
2022	2,886
2023	2,082
Thereafter	3,258
$24,841

The changes in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2018, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2017	$137,140	$29,326
Reclassifications	—	220
Amortization	—	(3,981)
Foreign exchange	(681)	(108)
Balance at September 30, 2018	$136,459	$25,457

9.    Debt

Credit Facilities

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at September 30, 2018, was $304.1 million including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles. The Company had no outstanding debt balance as of September 30, 2018 and 2017, and December 31, 2017, respectively. The Company was in compliance with its financial covenants at September 30, 2018.

10.    Commitments and Contingencies

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

Gentry Homes, Ltd. v. Simpson Strong-Tie Company, Inc., et al., Case No. 17-cv-00566, was filed in federal district court in Hawaii against Simpson Strong-Tie Company, Inc. and Simpson Manufacturing, Inc. on November 20, 2017.  The Gentry case is a product of a previous state court class action, Nishimura v. Gentry Homes, Ltd., et al. which is now closed.  The Nishimura case concerned alleged corrosion of the Company’s galvanized strap-tie holdowns and mudsill anchor products used in a residential project in Honolulu, Hawaii, Ewa by Gentry.  In the Nishimura case, the plaintiff homeowners and the developer, Gentry, arbitrated their dispute and agreed on a settlement in the amount of $90 million, with $54 million going to repair costs and $36 million going to attorney's fees.  In the Gentry case, Gentry alleges breach of warranty and negligent misrepresentation related to the Company’s “hurricane strap” and mudsill anchor products. Gentry is demanding general, special, and consequential damages from the Company in an amount to be proven at trial.  Gentry also seeks pre-judgment and post-judgment interest, attorneys’ fees and costs, and other relief.  The Company admits no liability and will vigorously defend the claims bought against it.  At this time, the Company cannot reasonably ascertain the likelihood that it will be found responsible for substantial damages to Gentry.  Based on the facts currently known, and subject to future events and circumstances, the Company believes that all or part of the claims may be covered by its insurance policies.

Potential Third-Party Claims

Charles Vitale, et al. v. D.R. Horton, Inc. and D.R. Horton-Schuler Homes, LLC, Civil No. 15-1-1347-07, a putative class action lawsuit, was filed in the Hawaii First Circuit on July 13, 2015, in which homeowner plaintiffs allege that all homes built by D.R Horton/D.R. Horton-Schuler Homes (collectively "Horton Homes") in the State of Hawaii have strap-tie holdowns that are suffering premature corrosion. The complaint alleges that various manufacturers make strap-tie holdowns that suffer from such corrosion, but does not identify the Company’s products specifically. The court has denied a motion for statewide class certification.
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

11.    Segment Information

The Company is organized into three reportable segments, which are defined by the regions where the Company’s products are manufactured, marketed and distributed to the Company’s customers. The three regional segments are the North America segment, comprising primarily the United States and Canada; the Europe segment, comprising continental Europe and the United Kingdom; and the Asia/Pacific segment, comprising the Company’s operations in China, Hong Kong, the South Pacific and the Middle East. The Company's China and Hong Kong operations are manufacturing and administrative support locations, respectively. These three reportable segments are similar in several ways, including the types of materials used in production, production processes, distribution channels and product applications. The Company’s measure of profit or loss for its reportable segments is income (loss) from operations.

The following tables illustrate certain measurements used by management to assess the performance of its reportable segments as of or for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net Sales
North America	$239,898	$213,254	$705,932	$612,765
Europe	42,020	47,137	124,096	126,752
Asia/Pacific	2,260	2,085	6,936	5,828
Total	$284,178	$262,476	$836,964	$745,345
Sales to Other Segments*
North America	$683	$625	$1,889	$2,403
Europe	140	175	740	424
Asia/Pacific	7,586	4,088	20,907	14,657
Total	$8,409	$4,888	$23,536	$17,484
Income (Loss) from Operations
North America	$56,873	$41,775	$151,323	$110,521
Europe	3,584	5,139	4,783	7,443
Asia/Pacific	1,132	(218)	1,826	(341)
Administrative and all other	(667)	—	(3,470)	(3,160)
Total	$60,922	$46,696	$154,462	$114,463

* Sales to other segments are eliminated in consolidation.

			At
	At September 30,		December 31,
(in thousands)	2018	2017	2017
Total Assets
North America	$1,080,910	$946,180	$953,033
Europe	208,888	211,083	208,640
Asia/Pacific	28,448	26,006	26,820
Administrative and all other	(223,633)	(114,886)	(150,970)
Total	$1,094,613	$1,068,383	$1,037,523

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $87.5 million, $116.0 million, and $80.2 million, as of September 30, 2018 and 2017, and December 31, 2017, respectively. Total "Administrative and all other" assets are net of inter-segment due to and from accounts eliminated in consolidation.

While the Company manages its business by geographic segment, the following table illustrates the distribution of the Company’s net sales by product group as additional information for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Wood construction products	$238,230	$224,317	$710,880	$639,207
Concrete construction products	45,832	38,051	125,847	105,785
Other	116	108	237	353
Total	$284,178	$262,476	$836,964	$745,345

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

The Company’s largest customer, attributable mostly to the North America segment, accounted for 10.5% of net sales for nine months ending September 30, 2018. No customer accounted for as much as 10% of net sales for the three months ended September 30, 2018 or the three months and nine months ended September 30, 2017.

12.    Subsequent Events

Dividend Declaration

In October 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per share, estimated to be $10.0 million in total. The dividend will be payable on January 24, 2019, to stockholders of record on January 3, 2019.

Share Repurchases

From October 1, 2018 to October 29, 2018, the Company repurchased an additional 528,100 shares of the Company’s common stock in the open market at an average price of $68.26 per share, for a total of $36.0 million. As a result, as of October 29, 2018, approximately $65.4 million remained available for share repurchase through December 31, 2018 under the Company’s previously announced $275.0 million share repurchase authorization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months and nine months ended September 30, 2018. The following discussion and analysis should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes included in Part I, Item 1, "Financial Statements” of this Quarterly Report on Form 10-Q. The following discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs as discussed in the “Note About Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those plans, estimates, and beliefs. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q as well as the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Many of our key operating initiatives stem from the 2020 Plan, including those focused on rationalizing our cost structure to drive improved profitability without sacrificing our competitive edge, on growing our market share and on improving our technologies and systems to provide best-in-class services to our customers.

Operating expenses as a percentage of net sales were 25.7% and 27.7% for the quarters ended September 30, 2018 and 2017, respectively and 27.2% and 30.5% for the nine months ended September 30, 2018 and 2017, respectively. Based on our current efforts, we believe operating expenses as a percentage of net sales for the full year 2018 will be in the mid-28% range. This will be approximately 2% to 3% above our operating expenses for the year ending December 31, 2017, which is due to increased sales and sales agent commissions on increased sales volumes, severance expenses, other professional fees and SAP implementation expenses. In addition to these efforts, we hired a leading management consultant to perform an independent in-depth analysis of our operations, which could potentially result in initiatives that reduce expenses beyond the 2020 Plan as well as improvements to net working capital. We will incur additional consulting expenses in 2018 and 2019 due to these initiatives, which we expect will have a one-year or less pay back. We believe our efforts to achieve the 2020 Plan will contribute to improved business performance and operating results, improve returns on invested capital and allow us to be more aggressive in repurchasing shares of our stock in the near-term. Through execution on the 2020 Plan, we expect by the end of fiscal year 2020 to achieve a return on invested capital (1) target within the range of 17% to 18% from 10.5% in 2016.

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

We went live with our first wave of the SAP implementation project in February of 2018. The first wave of the SAP implementation has taken longer than expected to stabilize. As a result, we now believe the SAP implementation will be completed by the end of 2021. We anticipate the costs to implement SAP will increase approximately 15% to $38 million to $40 million through 2021, including capital expenditures. Annual operating expenses will increase from 2017 to 2024 as a result of the ERP project, partly due to the amortization of related capitalized costs. As of September 30, 2018, we have capitalized $15.7 million and expensed $10.5 million of the costs associated with the ERP project. During 2018, we have been spending more time and resources on training our staff on the new platform, as opposed to configuring the SAP modules, and have recorded the cost associated with such training as expense. For 2018, we incurred approximately $1.0 million more costs than anticipated and revised our estimated 2018 ERP project costs to be approximately $9 to $10 million, including the amortization of capitalized SAP costs.

Business Segment Information

Our North America segment has generated revenues primarily from wood construction products compared to concrete construction products. Due to improved economic conditions, net sales in regions of the segment have trended up, including increases in housing starts, particularly in the north-western, south-western and south-eastern regions of the United States. Net sales in the third quarter of 2018 increased 12.5% compared to the third quarter of 2017, primarily due to increased sales volumes on improved economic conditions. Our concrete construction product sales increased 28.6% in the third quarter of 2018 mostly due to increased sales volumes and unit sales prices. Our truss sales increased in the third quarter of 2018 due to increased sales volumes from customer conversions and unit sales prices. Our truss specialists are focusing on converting medium size truss customers to our design and management software in 2018, while continuing to support our smaller truss customers. To improve truss plate gross profit margins, we've relocated our truss manufacturing into our wood connector plants, which will increase efficiency and plant utilization in the wood connector plants.

In late 2016, we collaborated with The Home Depot, Inc. (“The Home Depot”) to make available our mechanical anchor line of products at The Home Depot. This collaboration increased a portion of our finished goods inventory and we expect to continue to introduce our mechanical anchor line of products through approximately 1,900 of The Home Depot store locations by 2020. As of September 30, 2018, the product line had rolled out to 345 The Home Depot locations. The roll-out is occurring a much slower rate than expected due to space restrictions at The Home Depot stores. This slower roll-out; however, is not expected to affect our 2020 Plan target for compound annual sales growth. See “North America” below.

Our Europe segment generates more revenues from wood construction products than concrete construction products. Wood construction product sales decreased 14.7% in the third quarter 2018 compared to the third quarter of 2017. Third quarter 2017 net sales included $5.3 million of net sales provided by Gbo Fastening Systems' Poland and Romania, both of which were sold during the latter part of 2017. Concrete construction product sales are mostly project based, and net sales increased slightly in the third quarter of 2018 compared to the third quarter of 2017, primarily due to increased sales volumes. By the end of 2018, our Western European locations are expected to introduce a complete line of Gbo fastener products to its customers, which partially replaced third-party suppliers and improved related profit margins. Operating expenses decreased in the third quarter of 2018 compared to the third quarter of 2017, primarily due to the sale of Gbo Fastening Systems' Poland and Romania subsidiaries. See “Europe” below.

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

Based on current information and subject to future events and circumstances:

•	The Company currently believes, due to uncertainty related to steel tariffs, the market price for steel may continue to be volatile during the fourth quarter of 2018.

•	The Company is updating its 2018 full-year gross profit margin estimate to be in the range of approximately 45.5% to 46.0% from its previous estimate of 45.0% to 46.0%.

•	The Company currently believes its 2018 full year operating expenses as a percentage of net sales to be in the mid-28% range.

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

Results of Operations for the Three Months Ended September 30, 2018, Compared with the Three Months Ended September 30, 2017

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended September 30, 2018, against the results of operations for the three months ended September 30, 2017. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended September 30, 2017 and the three months ended September 30, 2018. In the third quarter of 2017, the Company reclassified year to date expenses associated with a recent acquisition from engineering and research and development to general and administrative and sales and marketing. The 2017 first and second quarter financial results were revised to reflect these changes with $2.6 million of costs being reclassified from research and development and engineering expense to general and administrative expense ($2.3 million) and selling expense ($0.3 million). The 2017 third quarter financial results were revised to reflect the changes made to the first and second quarter 2017 results. In the third quarter of 2018, the Company recorded an out-of-period adjustment, which increased cost of sales by $0.7 million and decreased general and administrative expenses by $0.7 million for the 2017 third quarter and only applied to the North America segment. Income from operations and net income for the 2017 third quarter were not affected by the adjustment. The adjustment resulted from under-stating depreciation expense in cost of sales and over-stating depreciation expense in general and administrative expense.

Third Quarter 2018 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the three months ended September 30, 2018, from the three months ended September 30, 2017, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	September 30,	North		Asia/	Admin &	September 30,
(in thousands)	2017	America	Europe	Pacific	All Other	2018
Net sales	$262,476	$26,644	$(5,117)	$175	$—	$284,178
Cost of sales	143,338	10,537	(3,083)	(510)	—	150,282
Gross profit	119,138	16,107	(2,034)	685	—	133,896
Research and development and other engineering expense	11,265	(609)	(142)	(73)	—	10,441
Selling expense	27,867	(489)	(537)	38	—	26,879
General and administrative expense	33,457	2,591	153	(634)	547	36,114
Gain on sale of assets	(147)	(364)	47	4	—	(460)
Income from operations	46,696	14,978	(1,555)	1,350	(547)	60,922
Loss in equity method investment, before tax	(13)	(17)	—	—	—	(30)
Interest expense, net	(296)	(129)	117	(23)	273	(58)
Gain (adjustment) on bargain purchase of a business	(2,052)	—	2,052	—	—	—
Gain on disposal of a business	443	—	(443)	—	—	—
Income before income taxes	44,778	14,832	171	1,327	(274)	60,834
Provision for income taxes	16,581	566	(319)	218	(573)	16,473
Net income	$28,197	$14,266	$490	$1,109	$299	$44,361

Net sales increased 8.3% to $284.2 million from $262.5 million. Net sales to contractor distributors, lumber dealers, dealer distributors and home centers increased primarily due to price increases. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 84% and 86% of the Company's total net sales in the third quarters of 2018 and 2017, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 16% and 14% of the Company's total net sales in the third quarters of 2018 and 2017, respectively.

Gross profit increased 12.4% to $133.9 million from $119.1 million. Gross profit margins increased to 47.1% from 45.4%, primarily due to an increase in average product prices, which decreased both material and factory and overhead costs as a percentage of net sales. The gross profit margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, increased to 47.3% from 46.3% for wood construction products and increased to 43.4% from 35.4% for concrete construction products, respectively.

Research and development and engineering expense decreased 7.3% to $10.4 million from $11.3 million, primarily due to decreases of $0.7 million in personnel costs and $0.3 million in cash profit sharing expense.

Selling expense decreased 3.5% to $26.9 million from $27.9 million primarily due to decreases of $1.3 million in personnel costs, $0.9 million in advertising and promotional costs and $0.5 million in depreciation expense, partly offset by increases of $0.9 million in sales and sales agents commission expense mostly related to increased net sales, $0.5 million in stock-based compensation expense and $0.4 million in professional fees.

General and administrative expense increased 7.9% to $36.1 million from $33.5 million, primarily due to increases of $3.1 million in professional fees, $0.9 million in stock-based compensation expense, $0.5 million in legal fees, $0.4 million in software, hardware, data processing and hosting related expenses and $0.2 million in severance expenses, partly offset by decreases of $0.4 million in personnel costs and $0.3 million in facility expense, as well as a $1.3 million increase in favorable net foreign currency translations. The net increase in foreign currency gains included a $1.6 million foreign currency gain on the return of capital from an investment in a foreign subsidiary. Included in general and administrative expense are costs associated with the SAP implementation of $0.9 million, an increase of $0.2 million over the prior year quarter. These expenses were primarily for professional fees.

Our effective income tax rate decreased to 27.1% from 37.0%, primarily due to the U.S. Tax Cuts and Jobs Act of 2017, which reduced the United States statutory federal corporate tax from 35% to 21%.

Consolidated net income was $44.4 million compared to $28.2 million. Diluted net income per common share was $0.95 compared to $0.59. The $28.2 million consolidated net income for the three months ended September 30, 2017 was negatively impacted by a nonrecurring $2.1 million reduction of a gain on a bargain purchase of a business, which decreased diluted earnings per share for the same period by $0.04.

Net sales

The following table represents net sales by segment for the three-month periods ended September 30, 2017 and 2018, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
September 30, 2017	$213,254	$47,137	$2,085	$262,476
September 30, 2018	239,898	42,020	2,260	284,178
Increase (decrease)	$26,644	$(5,117)	$175	$21,702
Percentage increase (decrease)	12.5%	(10.9)%	8.4%	8.3%

The following table represents segment net sales as percentages of total net sales for the three-month periods ended September 30, 2017 and 2018, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2017 net sales	81%	18%	1%	100%
Percentage of total 2018 net sales	84%	15%	1%	100%

Gross profit

The following table represents gross profit by segment for the three-month periods ended September 30, 2017 and 2018, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
September 30, 2017	$100,861	$18,068	$209	$—	$119,138
September 30, 2018	116,968	16,034	894	—	133,896
Increase (decrease)	$16,107	$(2,034)	$685	$—	$14,758
Percentage increase (decrease)	16.0%	(11.3)%	*	*	12.4%

* The statistic is not meaningful or material.

The following table represents gross profit as a percentage of sales by segment for the three months ended September 30, 2017 and 2018, respectively:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2017 gross profit percentage	47.3%	38.3%	10.0%	*	45.4%
2018 gross profit percentage	48.8%	38.2%	39.6%	*	47.1%

* The statistic is not meaningful or material.

North America

•	Net sales increased 12.5% primarily due to increases in average net sales prices and sales volume. Canada's net sales were negatively affected by foreign currency translation.

•
Gross profit as a percentage of net sales increased to 48.8% from 47.3% primarily due to an increase in average product prices, which decreased both material and factory and tooling costs as a percentage of net sales.

•	Research and development and engineering expense decreased $0.6 million, primarily due to decreases of $0.7 million in personnel costs and $0.2 million in cash profit sharing expense.

•
Selling expense decreased $0.5 million, primarily due to decreases of $0.9 million in advertising and promotional costs $0.6 million in personnel costs and $0.4 million in depreciation expense, partly offset by increases of $0.5 million in stock-based compensation expense, $0.5 million in sales and sales agents commission expense, mostly related to increased net sales and $0.4 million in professional fees.

•
General and administrative expense increased $2.6 million, primarily due to increases of $3.5 million in professional fees, $0.6 million in legal fees, $0.6 million in software, hardware, data processing and hosting related expenses and $0.3 million in stock-based compensation expense, partly offset by a decrease of $0.3 million in facility expense, as well as a $1.6 million foreign currency gain on the return of capital from an investment in a foreign subsidiary. Included in general and administrative expense are costs associated with the SAP implementation of $0.9 million, an increase of $0.4 million over the prior year quarter. These expenses were primarily professional fees.

•	Income from operations increased $15.0 million mostly due to increased gross profit, partly offset by a slight increase in operating expenses.

Europe

•
Net sales decreased 10.9%, primarily for reduced sales volumes due to the late 2017 sale of Gbo Fastening Systems' Poland and Romania subsidiaries (acquired January 2017), which subsidiaries contributed $5.3 million in net sales for the third quarter of 2017. Europe net sales were negatively affected by approximately $0.7 million of foreign currency translations resulting from Europe currencies weakening against the United States dollar. In local currency, Europe net sales increased primarily due to increases in average net sales unit prices.

•
Gross profit as a percentage of net sales were flat, with higher factory and overhead and warehouse costs as a percentage of net sales, offset by lower material costs and labor costs as a percentage of net sales.

•
Selling expense decreased $0.5 million primarily due to a decrease of $0.7 million in personnel costs mostly due to headcount reductions, partly offset by an increase of $0.4 million in sales agent commissions.

•
General and administrative expense increased $0.2 million, primarily due to an increase of $0.3 million in severance expenses, as well as a decrease of $0.7 million in favorable net foreign currency translations, partly offset by decreases of $0.5 million in professional fees and $0.2 million in software, hardware, data processing and hosting related expenses.

•
Income from operations decreased $1.6 million. Europe income from operations for the third quarter of 2018 was negatively impacted by the late 2017 sale of Gbo Fastening Systems' Poland and Romania subsidiaries (acquired in January 2017), which subsidiaries contributed $0.6 million in income from operations for the third quarter of 2017.

Asia/Pacific

•
For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended September 30, 2018 and 2017, respectively.

Results of Operations for the Nine Months Ended September 30, 2018, Compared with the Nine Months Ended September 30, 2017

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the nine months ended September 30, 2018, against the results of operations for the nine months ended September 30, 2017. Unless otherwise stated, the results announced below refer to the nine months ended September 30, 2017 and the nine months ended September 30, 2018. In the third quarter of 2018, the Company recorded an out-of period adjustment, which increased cost of sales and decreased general and administrative expenses both by $1.8 million for the nine months ended September 30, 2018 and increased cost of sales and decreased general and administrative expenses both by $2.1 million for the nine months ended September 30, 2017. The adjustment was only applied to the North America segment. Income from operations and net income for the nine months ended September 30, 2018 and 2017 were not affected by the adjustments. The adjustments resulted from under-stating depreciation expense in cost of sales and over-stating depreciation expense in general and administrative expense.

Year-to-Date (9-month) 2018 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the nine months ended September 30, 2018, from the nine months ended September 30, 2017, and the increases or decreases for each category by segment:

	Nine Months Ended	Increase (Decrease) in Operating Segment				Nine Months Ended
	September 30,	North		Asia/	Admin &	September 30,
(in thousands)	2017	America	Europe	Pacific	All Other	2018
Net sales	745,345	$93,167	$(2,656)	$1,108	$—	$836,964
Cost of sales	403,866	52,625	(1,805)	348	(153)	454,881
Gross profit	341,479	40,542	(851)	760	153	382,083
Research and development and other engineering expense	35,051	(1,978)	(355)	122	—	32,840
Selling expense	86,150	(1,552)	(1,180)	235	—	83,653
General and administrative expense	105,962	4,272	3,968	(1,768)	463	112,897
Gain on sale of assets	(147)	(1,002)	(624)	4	—	(1,769)
Income from operations	114,463	40,802	(2,660)	2,167	(310)	154,462
Loss in equity method investment, before tax	(53)	1	—	—	—	(52)
Interest expense, net	(685)	(220)	151	(31)	453	(332)
Gain on bargain purchase of a business	6,336	—	(6,336)	—	—	—
Gain on disposal of a business	443	—	(443)	—	—	—
Income before income taxes	120,504	40,583	(9,288)	2,136	143	154,078
Provision for income taxes	40,972	(2,523)	41	(42)	1,754	40,202
Net income	$79,532	$43,106	$(9,329)	$2,178	$(1,611)	$113,876

Net sales increased 12.3% to $837.0 million from $745.3 million. Net sales to contractor distributors, dealer distributors, home centers and lumber dealers increased, primarily due to increased home construction activity, which resulted in increased sales volumes as well as increased average net sales prices. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% and 86% of the Company's total net sales in both the first nine months of 2018 and 2017, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% and 14% of the Company's total net sales in both the first nine months of 2018 and 2017, respectively.

Gross profit increased 11.9% to $382.1 million from $341.5 million. Gross profit margins were flat. The gross profit margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, decreased to 46% from 47% for wood construction products and increased to 39% from 34% for concrete construction products.

Research and development and engineering expense decreased 6.3% to $32.8 million from $35.1 million primarily due to decreases of $0.9 million in personnel costs, $0.6 million in cash profit sharing expense, $0.2 million in professional fees, and $0.1 million in computer software costs.

Selling and marketing expense decreased 2.9% to $83.7 million from $86.2 million primarily due to decreases of $1.7 million in personnel costs, $1.6 million in advertising and sale promotion costs, $0.8 million in stock-based compensation and $0.4 million in depreciation expense, partly offset by an increase of $2.2 million in sales and sales agent commissions.

General and administrative expense increased 6.5% to $112.9 million from $106.0 million primarily due to increases of $6.1 million in professional fees, $2.7 million in depreciation expense and $1.9 million in severance costs, partly offset by decreases of $1.3 million in stock-based compensation, $0.9 million in legal fees, $0.7 million in cash profit sharing expense and $0.7 million in amortization expense. Included in general and administrative expense are costs associated with the SAP implementation of $5.2 million, an increase of $3.6 million over the first nine-months of 2017. These expenses were primarily professional fees.

Gain on sale of assets - In 2016, an eminent domain claim was exercised on land owned by the Company with an offer for the taking of land. The Company challenged the offer, which resulted in the Company receiving an additional $1.0 million in the first quarter of 2018 for the taking of the land, which occurred in 2016.

Our effective income tax rate decreased to 26% from 34%, primarily due to the U.S. Tax Cuts and Jobs Act of 2017, which reduced the United States statutory federal corporate tax from 35% to 21%. The effective income tax rate for the third quarter of 2017 was also reduced by a nonrecurring gain on a bargain purchase related to the Gbo Fastening Systems acquisition, which was not taxable.

Consolidated net income was $113.9 million compared to $79.5 million. Diluted net income per common share was $2.43 compared to $1.66. The $79.5 million consolidated net income for the nine months ended September 30, 2017 included a $6.3 million gain on a bargain purchase of a business, which increased diluted earnings per share for the same period by $0.13.

Net sales

The following table represents net sales by segment for the nine-month periods ended September 30, 2017 and 2018, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Nine Months Ended
September 30, 2017	612,765	126,752	5,828	$745,345
September 30, 2018	705,932	124,096	6,936	836,964
Increase (decrease)	$93,167	$(2,656)	$1,108	$91,619
Percentage increase (decrease)	15%	(2)%	19%	12%

The following table represents segment net sales as percentages of total net sales for the nine-month periods ended September 30, 2017 and 2018, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2017 net sales	82%	17%	1%	100%
Percentage of total 2018 net sales	84%	15%	1%	100%

Gross profit

The following table represents gross profit by segment for the nine-month periods ended September 30, 2017 and 2018, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Nine Months Ended
September 30, 2017	294,955	45,933	664	(73)	$341,479
September 30, 2018	335,497	45,082	1,424	80	382,083
Increase (decrease)	$40,542	$(851)	$760	$153	$40,604
Percentage increase (decrease)	14%	(2)%	*	*	12%

* The statistic is not meaningful or material.

The following table represents gross profit as a percentage of sales by segment for the nine-month periods ended September 30, 2017 and 2018, respectively:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2017 gross profit percentage	48.1%	36.2%	11.4%	*	45.8%
2018 gross profit percentage	47.5%	36.3%	20.5%	*	45.7%

* The statistic is not meaningful or material.

North America

•	Net sales increased 15%, primarily due to increases in sales volumes as well as average net sales prices. Canada's net sales were positively affected by foreign currency translation.

•
Gross profit margin decreased to 47.5% from 48.1%, primarily due to increased material and shipping costs as a percentage of nets sales, partly offset by decreased factory and overhead costs as a percentage of net sales on increased production.

•
Research and development and engineering expense decreased $2.0 million primarily due to decreases of $1.0 million in personnel costs, $0.4 million in cash profit sharing expense and $0.4 million in professional fees, and $0.2 million in computer software costs.

•
Selling expense decreased $1.6 million, primarily due to decreases of $1.9 million in advertising and sale promotion costs, $0.7 million in stock-based compensation, $0.3 million in depreciation expense and $0.3 million in personnel costs, partly offset by an increase of $1.4 million in sales and sales agent commissions.

•
General and administrative expense increased $4.3 million, primarily due to increases of $7.0 million in professional fees, $2.6 million in depreciation expense, $0.5 million in computer software fees and maintenance, partly offset by decreases of $1.4 million in stock-based compensation, $0.9 million in personnel costs, $0.8 million in legal fees, $0.7 million in amortization expense and $0.5 million in cash profit sharing expense, as well as an increase of $2.3 million in favorable net foreign currency translations (including a $1.6 million foreign currency gain on the return of capital from a foreign subsidiary). Included in general and administrative expense are costs associated with the SAP implementation of $5.1 million, an increase of $4.0 million over the prior year quarter. These expenses were primarily professional fees.

•
Gain on sale of assets - In 2016, an eminent domain claim was exercised on land owned by the Company with an offer for the taking of the land. The Company challenged the offer, which resulted in the Company receiving an additional $1.0 million in the first quarter of 2018 for the taking of the land.

•	Income from operations increased $40.8 million, mostly due to increased gross profit, which was partially offset by higher operating expenses.

Europe

•
Net sales decreased 2.1% primarily due to reduced sales volume as a result of the late 2017 sale of Gbo Fastening Systems' Poland and Romania subsidiaries (acquired January 2017), which subsidiaries contributed $12.6 million in net sales for the nine months ended September 30, 2017. Europe net sales were positively affected by approximately $6.4 million of foreign currency translations resulting from converting Europe currencies into the United States dollar. In local currency, Europe net sales increased primarily due to increases in average net sales unit prices.

•	Gross profit margin was flat, with lower material costs and labor costs as a percentage of net sales, offset by higher factory and overhead, warehouse and shipping costs as a percentage of net sales.

•
Research and development and engineering expense decreased $0.4 million primarily due to decreases of $0.3 million in personnel costs and $0.1 million cash profit sharing, partly offset by an increase of $0.3 million in professional fees.

•	Selling expense decreased $1.2 million primarily due to a decrease of $1.6 million in personnel costs, which was partly offset by an increase of $0.7 million in sales agent commissions.

•
General and administrative expense increased $4.0 million, primarily due to increases of $2.0 million in severance costs and $0.9 million in personnel costs, as well as a decrease of $2.4 million in favorable net foreign currency translations, partly offset by decreases of $0.8 million in professional fees and $0.4 million in cash profit sharing expense. Europe general and administrative expenses were negatively affected by foreign currency translations resulting from converting Europe currencies into the United States dollar.

•
Income from operations decreased $2.7 million, primarily due to severance costs of $2.0 million recorded in general and administrative expense and decreased foreign currency gains of $2.4 million as well as the late 2017 sale of Gbo Fastening Systems' Poland and Romania subsidiaries (acquired January 2017), which contributed $1.2 million in income from operations for the nine months ended September 30, 2017.

Asia/Pacific

•
For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the nine months ended September 30, 2018 and 2017, respectively.

Effect of New Accounting Standards

See "Note 1 Basis of Presentation — Recently Adopted Accounting Standards” and “Recently Issued Accounting Standards Not Yet Adopted” to the accompanying unaudited interim condensed consolidated financial statements.

Liquidity and Sources of Capital

Our primary sources of liquidity are cash and cash equivalents, our cash flow from operations and our $300.0 million credit facility that expires on July 23, 2021. As of September 30, 2018, there were no amounts outstanding under this facility. We also received proceeds through the exercise of stock options by our employees in the first quarter of 2018. There were no outstanding stock options as of September 30, 2018.

Our principal uses of liquidity include the costs and expenses associated with our operations, continuing our capital allocation strategy, which includes growing our business by internal improvements, repurchasing our common stock, paying cash dividends, and meeting other liquidity requirements for the next twelve months. In September 2018, the Company contracted to sell its commercial rental property in California. The sale is expected to close in November 2018. The Company estimates it will receive net proceeds of approximately $16.0 million, after closing costs and sales price adjustments.

As of September 30, 2018, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Cash and cash equivalents of $76.8 million are held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the United States. Due to changes resulting from the U.S. Tax Cuts and Jobs Act of 2017, the Company repatriated $20.0 million in cash held outside of the United States in the third quarter of 2018 and plans to repatriate additional cash held outside the United States in the fourth quarter of 2018 and possibly the first half of 2019. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States after completion of the repatriation plan.

The following table presents selected financial information as of September 30, 2018 and 2017, and December 31, 2017, respectively:

	At September 30,	At December 31,	At September 30,
(in thousands)	2018	2017	2017

Cash and cash equivalents	$166,961	$168,514	$204,171
Property, plant and equipment, net	257,679	273,020	265,178
Goodwill, intangible assets and equity investment	164,414	169,015	169,945
Working capital	493,465	447,450	478,961

The following table provides cash flow indicators for the nine-month periods ended September 30, 2018 and 2017, respectively:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$107,969	$84,591
Investing activities	(21,175)	(62,797)
Financing activities	(84,363)	(49,342)

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

During the nine months ended September 30, 2018, operating activities provided $108.0 million in cash and cash equivalents, as a result of $113.9 million from net income and $38.5 million from non-cash adjustments to net income which included depreciation and amortization expense and stock-based compensation expense. The increase is partly offset by a decrease of $42.8 million in the net change in operating assets and liabilities, including increases of $58.7 million in trade accounts receivable, net and $29.2 million in inventory, and partly offset by increases of $14.3 million in trade accounts payable, $13.5 million in accrued liabilities, $9.8 million in income taxes payable and $3.7 million in accrued profit sharing and commissions as well as a decrease of $5.1 million in other current assets. Cash used in investing activities of $21.2 million during the nine months ended September 30, 2018, consisted primarily of $24.7 million for property, plant and equipment expenditures related to machinery and equipment purchases, software purchases and software in development, which was partly offset by $3.5 million in proceeds from the sale of property and equipment. Cash used in financing activities of $84.4 million during the nine months ended September 30, 2018, consisted primarily of $49.5 million used for share repurchases and $29.7 million used to pay cash dividends.

During the nine months ended September 30, 2017, operating activities provided $84.6 million in cash and cash equivalents, as a result of $79.5 million from net income and $34.5 million from non-cash adjustments to net income, which includes depreciation and amortization expense, stock-based compensation expense, a nonrecurring gain on a bargain purchase of a business and changes in deferred income taxes,. The increase is partly offset by a decrease of $29.4 million in the net change in operating assets and liabilities, including an increase of $40.6 million in trade accounts receivable, net. Cash used in investing activities of $62.8 million during the nine months ended September 30, 2017, consisted primarily of $45.1 million for property, plant and equipment expenditures related to real estate improvements, machinery and equipment purchases and software in development, and $27.9 million, net of acquired cash of $4.0 million, for the acquisitions of Gbo Fastening Systems and CG Visions, which was partly offset by $9.6 million, net of delivered cash of $0.6 million, resulting from the sale of all of the equity in Gbo Poland. Cash used in financing activities of $49.3 million during the nine months ended September 30, 2017, consisted primarily of $20.0 million recorded for share repurchases and $27.0 million used to pay cash dividends.

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

•
Our capital spending in 2015, 2016 and 2017 was $34.2 million, $42.0 million and $58.0 million, respectively, which was primarily used for real estate improvements, machinery and equipment purchases and software in development. Our capital spending in the first nine months ended September 30, 2018 was $24.7 million and primarily for machinery, equipment and software, including $1.4 million of capitalized costs related to the ERP project. Based on current information and subject to future events and circumstances, we estimate that our full-year 2018 capital spending will be approximately $30 million to $32 million, including $9 to $10 million on replacing fully depreciated equipment, assuming all such projects will be completed by the end of 2018. Based on current information and subject to future events and circumstances, we estimate that our full-year 2018 depreciation and amortization expense to be approximately $39 million to $40 million, of which approximately $33 million to $34 million is related to depreciation.

•
Since the beginning of the year 2015 to September 30, 2018, approximately four million shares of the Company's common stock were repurchased. From October 1, 2018 to October 29, the Company purchased an additional 528,100 shares of the Company's common stock at an average price of $68.26 per share, for a total of $36.0 million. In total, as illustrated in the table below, the Company has repurchased over five million shares of the Company's common stock, which represents approximately 10.7% of our shares of common stock outstanding at the beginning of 2015. Including October share repurchase, we have returned cash of $395.1 million, which represents 89.0% of our total cash flow from operations during the same period.

(in thousands)	Number of Shares Repurchased	Cash Paid for Share Repurchases	Cash paid for Dividends	Total
January 1 - October 29, 2018	1,513	$85,540	$39,892	$125,432
January 1 - December 31, 2017	1,138	70,000	36,981	106,981
January 1 - December 31, 2016	1,244	53,502	32,711	86,213
January 1 - December 31, 2015	1,339	47,144	29,352	76,496
Total	5,234	$256,186	$138,936	$395,122

•	As of October 29, 2018, approximately $66.0 million remained available under the $275.0 million repurchase authorization from August 2017.

•
On October 22, 2018, the Board declared a cash dividend of $0.22 per share, estimated to be $10.0 million in total. Such dividend is scheduled to be paid on January 24, 2019, to stockholders of record on January 3, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018.

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

Foreign currency translation adjustment on the Company's underlying assets and liabilities resulted in accumulated other comprehensive loss of $3.0 million for the three months ended September 30, 2018, due to the effect of the strengthening of the United States dollar in relation to all other currencies. Foreign currency translation adjustment on the Company's underlying assets and liabilities resulted in accumulated other comprehensive loss of $10.5 million for the nine months ended September 30, 2018, due to the effect of the strengthening of the United States dollar in relation to all other currencies.

Interest Rate Risk

The Company has no variable interest-rate debt outstanding. The Company estimates that a hypothetical 100 basis point change in U.S. interest rates would not be material to the Company’s operations taken as a whole.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

During the three months ended September 30, 2018, the Company made no other changes to its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors

We are affected by risks specific to us, as well as risks that generally affect businesses operating in global markets. In addition to the risks discussed below and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed below as well as in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (available at www.simpsonmfg.com/docs/10K-2017.pdf or www.sec.gov). The risks discussed under this Item1A and in such Annual Report on Form 10-K and information provided elsewhere in this Quarterly Report, could materially adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

Uncertainty regarding the housing market, economic conditions, political climate and other factors beyond our control could adversely affect demand for our products and services, our costs of doing business, and our business, financial condition and results of operations.

Our business, financial condition and results of operations depends significantly on the stability of the housing, residential construction and home improvement markets, as well as general economic conditions, including any future increase of interest rates by central banks, including the U.S. Federal Reserve System, or other factors that could impact housing starts. Adverse conditions in or uncertainty about these markets, the economic conditions or the political climate could adversely impact our customers’ confidence or financial condition, causing them to determine not to purchase our products and services, causing them to delay purchasing decisions, or impacting their ability to pay for our products and services. Other factors beyond our control - including unemployment and foreclosure rates; inventory loss; interest rate fluctuations; raw material and energy costs; labor and healthcare costs; the availability of financing; the state of the credit markets, including mortgages, home equity loans and consumer credit; weather; natural disasters; acts of terrorism; and other conditions beyond our control - could further adversely affect demand for our products and services, our costs of doing business, and our business, financial condition and results of operations.

If significant tariffs or other restrictions are placed on our imports or any related counter-measures are taken by other countries, our costs of doing business, revenue and results of operations may be negatively impacted.

Some of our products or components are sourced from China and other countries. If significant tariffs or other restrictions are placed on Chinese or other imports or any related counter-measures are taken by China or other countries, our costs of doing business, revenue and results of operations may be materially harmed. The Trump Administration announced a list of thousands of categories of goods, that could face tariffs of up to 25% assessed on the cost of goods as imported. If these duties are imposed on our imports, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China, resulting in significant costs and disruption to our operations as we would need to pursue the time-consuming processes of recreating a new supply chain, identifying substitute components and establishing new manufacturing locations. Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. Even if the currently proposed duties are not imposed on our imports, it is possible further tariffs will be imposed on our imports, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

We have experienced and may in the future experience delays, outages, cyber-based attacks or security breaches in relation to our information systems and computer networks, which have disrupted and may in the future disrupt our operations and may result in data corruption. As a result, our profitability, financial condition and reputation could be negatively affected. In addition, data privacy statements and laws could subject us to liability.

Despite the security and maintenance measures we have in place, our facilities and systems, and those of the retailers, dealers, licensees and other third-party distributors with which we do business, remain vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, malware, data corruption, delays, disruptions, programming and/or human errors or other similar events, such as those accomplished through fraud, trickery or other forms of deceiving our employees, contractors, agents or representatives and those due to system updates, natural disasters, malicious attacks, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins or similar events. Such incidents have occurred, continue to occur, and may occur in the future. Such incidents may involve misappropriation, loss or other unauthorized disclosure of confidential data, materials or information, including those concerning our customers, employees or suppliers, whether by us or by the retailers, dealers, licensees and other third-party distributors with which we do business, disrupt our operations, result in losses, damage our reputation, and expose us to the risks of litigation and liability (including regulatory liability); and may have a material adverse effect on our business, results of operations and financial condition. In addition, if we fail to adhere to our privacy policy and other published statements or applicable laws concerning our processing, use, transmission and disclosure of protected information, or if our statements or practices are found to be deceptive or misrepresentative, we could face regulatory actions, fines and other liability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents the monthly repurchases of shares of our common stock in the third quarter of 2018.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs [1]
July 1 - July 31, 2018	167,200	60.41	167,200	$116.0 million
August 1 - August 31, 2018	—	N/A	—	$116.0 million
September 1 - September 30, 2018	190,265	$73.32	190,265	$102.0 million
Total	357,465

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL) are filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 8, 2018	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)