Form 10-K
period 2018-12-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2019-02-27
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
(Address of principal executive offices)                              (Zip Code)
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
Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)
is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 30, 2018, there were outstanding 46,324,848 shares of the registrant’s common stock, par value $0.01, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2018) was approximately $2,869,585,657

As of February 26, 2019, 44,842,697 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for its 2019 annual meeting of the stockholders (the "2019 Annual Meeting") are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the registrant's fiscal year ended December 31, 2018.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements relating to events or results that may occur in the future are forward-looking statements, including but not limited to, statements or estimates regarding our plans, sales, sales trends, sales growth rates, revenues, profits, costs, working capital, balance sheet, inventories, products (including truss and concrete products as well as software offerings), relationships with contractors and partners (including our collaboration with The Home Depot, Inc.), market strategies, market share, expenses (including operating expenses and research, development, engineering and capital investments), inventory turn rates, cost savings or reduction measures, repatriation of funds, results of operations, tax liabilities, losses, capital spending, housing starts, price changes (including product and raw material prices, such as steel prices), profitability, profit margins, operating income, operating income margin (referring to consolidated income from operations as a percentage of net sales), operating expenses as a percentage of net sales, effective tax rates, depreciation or amortization expenses, amortization periods, capital return (also called return on invested capital), technology and system improvements, competitive environment, indemnification obligations, stock repurchases, dividends, compensation arrangements, prospective adoption of new accounting standards, effects of changes in accounting standards, effects and expenses of (including eventual gains or losses related to) mergers and acquisitions and related integrations, effects and expenses of equity investments, effects of changes in foreign exchange rates or interest rates, effects and costs of SAP and other software program implementations (including related expenses, such as capital expenditures, and savings), effects and costs of credit facilities and capital lease obligations, headcount, engagement of consultants, the Company’s 2020 Plan and other operating initiatives, the Company’s efforts and costs to implement the 2020 Plan and initiatives, the targets and assumptions under the 2020 Plan and such other initiatives (including targets associated with organic compound annual growth rate in consolidated net sales, operating income, operating income margin, operating expenses as a percentage of net sales, cost structure rationalization, improved working capital management, return on invested capital, stock repurchases, and overall balance sheet discipline) and the projected effects and impact of any of the foregoing on our business, financial condition and results of operations. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions. Forward-looking statements are necessarily speculative in nature, are based on numerous assumptions, and involve known and unknown risks, uncertainties and other factors (some of which are beyond our control) that could significantly affect our operations and may cause our actual actions, results, financial condition, performance or achievements to be substantially different from any future actions, results, financial condition, performance or achievements expressed or implied by any such forward-looking statements. Those factors include, but are not limited to: (i) the impact, execution and effectiveness of the Company’s current strategic plan, the 2020 Plan, and initiatives the realization of the assumptions made under the plan and the efforts and costs to implement the plan and initiatives; (ii) general economic cycles and construction business conditions including changes in U.S. housing starts; (iii) customer acceptance of our products; (iv) product liability claims, contractual liability, engineering and design liability and similar liabilities or claims, (v) relationships with partners, suppliers and customers and their financial condition; (vi) materials and manufacturing costs; (vii) technological developments, including system updates and conversions; (viii) increased competition; (ix) changes in laws or industry practices; (x) litigation risks and actions by activist shareholders; (xi) changes in market conditions; (xii) governmental and business conditions in countries where our products are manufactured and sold; (xiii) natural disasters and other factors that are beyond the Company’s reasonable control; (xiv) changes in trade regulations, treaties or agreements or in U.S. and international taxes, tariffs and duties including those imposed on the Company’s income, imports, exports and repatriation of funds; (xv) effects of merger or acquisition activities; (xvi) actual or potential takeover or other change-of-control threats; (xvii) changes in our plans, strategies, objectives, expectations or intentions; and (xviii) other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission, including this Annual Report on Form 10-K under the heading “Item 1A - Risk Factors.” In light of the foregoing, investors are advised to carefully read the Company’s securities filings in connection with the important disclaimers set forth above and are urged not to rely on any forward-looking statements in reaching any conclusions or making any investment decisions about us or our securities. Except as required by law, we do not intend and undertake no obligation to update, revise or publicly release any updates or revisions to any forward-looking statements hereunder, whether as a result of the receipt of new information, the occurrence of future events, the change of circumstances or otherwise. We further do not accept any responsibility for any projections or reports published by analysts, investors or other third parties. Each of the terms the “Company,” “we,” “our,” “us” and similar terms used herein refer collectively to Simpson Manufacturing Co., Inc., a Delaware corporation and its wholly-owned subsidiaries, including Simpson Strong-Tie Company Inc., unless otherwise stated. The Company regularly uses its website to post information regarding its business and governance. The Company encourages investors to use http://www.simpsonmfg.com/ as a source of information about Simpson.

“Strong-Tie” and our other trademarks appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

PART I

Item 1. Business.

Company Background

The Company is focused on making structures safe and secure. The Company, through its wholly owned subsidiary, Simpson Strong-Tie Company Inc. ("SST"), designs, engineers and is a leading manufacturer of wood construction products, including connectors, truss plates, fastening systems, fasteners and pre-fabricated lateral systems used in light-frame construction, and concrete construction products used for concrete, masonry, steel construction and for concrete repair, protection and strengthening, including adhesives, chemicals, mechanical anchors, carbide drill bits, powder actuated tools and fiber reinforced materials. The Company markets its products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself (“DIY”) markets. The Company also provides engineering services in support of some of its products and increasingly offers design and other software that facilitates the specification, selection and use of its products. The Company has continuously manufactured structural connectors since 1956 and believes that the Simpson Strong-Tie brand benefits from strong brand name recognition among architects and engineers who frequently request the use of the Company’s products.

Business Strategy

The Company attracts and retains customers by designing, manufacturing and selling products that are of high quality and performance, easy to use and cost-effective for customers. The Company manufactures and warehouses its products in geographic proximity to its markets to provide availability and rapid delivery of products to customers and prompt response to customer requests for specially designed products and services. The Company maintains levels of inventory intended to operate with little backlog and fill most customer orders within a few days. High levels of manufacturing automation and flexibility allow the Company to maintain its quality standards while continuing to provide prompt delivery.

The Company intends to continue efforts to increase market share in both the wood construction and concrete construction product groups by:

•	maintaining frequent customer contacts and service levels;

•	continuing to sponsor seminars to inform architects, engineers, contractors and building officials on appropriate use, proper installation and identification of the Company’s products;

•	continuing to invest in mobile, web and software applications for customers to help them do their jobs more efficiently and connect with customers utilizing social media, blog posts and videos; and

•	continuing to innovate and diversify the product offerings.

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

The Company expanded its product offering in 2018 by adding:

•	new connectors for wood framing applications;

•	new connectors for cross laminated timber;

•	new steel connection for mid-rise steel construction;

•	new connectors for cold formed steel applications;

•	new products for composite decking; and

•	new mechanical anchors for concrete construction.

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

•
Home Centers. The Company intends to increase penetration of the DIY markets by continuing to solicit home centers and increase product offerings. The Company’s sales force maintains on-going contact with home centers to work with them in a broad range of areas, including inventory levels, retail display maintenance and product knowledge training. The Company’s strategy is to ensure that the home center retail stores are fully stocked with adequate supplies of the Company’s products carried by those stores. The Company has further developed extensive bar coding and merchandising aids and has devoted a portion of its research efforts to the development of DIY products. The Company’s sales to home centers increased year-over-year in 2018, 2017 and 2016.

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

•
International Sales. The Company has established a presence in the European Community through acquisition of companies with existing customer bases and through servicing United States-based customers operating in Europe. The Company also distributes connector, anchor and epoxy products in Mexico, Chile, Australia, New Zealand, and the Middle East.

See “Item 1A — Risk Factors,” “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 18 — Segment Information” to the accompanying audited consolidated financial statements included in Part II, Item 8 — "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K (the "Company’s Consolidated Financial Statements").

Operating Segments and Geographic Areas

The Company is organized into three operating segments consisting of the North America, Europe and Asia/Pacific segments. The North America segment includes operations primarily in the United States and Canada. The Europe segment includes operations primarily in France, the United Kingdom, Germany, Denmark, Switzerland, Portugal, Poland, The Netherlands, Belgium, Spain, Sweden and Norway. The Asia/Pacific segment includes operations primarily in Australia, New Zealand, China, Taiwan, and Vietnam. These segments are similar in several ways, including similarities in the products manufactured and distributed, the types of materials used, the production processes, the distribution channels and the product applications.

Products and Services

The Company manufactures and markets building and construction products and is a recognized brand name in residential and commercial applications. The product lines historically have encompassed connectors, anchors, fasteners, lateral resistive systems, truss plates, as well as repair and strengthening product lines for the marine, industrial and transportation markets. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 18 — Segment Information” to the Company’s Consolidated Financial Statements for financial information regarding revenues by product category.

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

Concrete Construction Products. As described below, the Company’s concrete construction products include (1) anchor products, and (2) repair, protection and strengthening products. The Company produces and markets over 1,000 standard and custom concrete construction products. The Company’s concrete construction products are composed of various materials including steel, chemicals and carbon fiber. They are used primarily to anchor, protect and strengthen concrete, brick and masonry applications in industrial, infrastructure, residential, commercial and DYI projects. The Company’s concrete construction products contribute to structural integrity and resistance to seismic, wind and other forces. These products are sold in all segments of the Company worldwide.

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

Sales and Marketing

The Company’s sales and marketing programs are implemented through its branch system. The Company currently maintains branches in California, Texas, Ohio, Canada, England, France, Germany, Denmark, Switzerland, Poland, Portugal, Austria, The Netherlands, Ireland, Belgium, Sweden, Norway, Spain, Australia, New Zealand, and Chile. Each branch is served by its own sales force, warehouse and office facilities, while some branches have their own manufacturing facilities. Each branch is responsible for setting and executing sales and marketing strategies that are consistent both with the markets in the geographic area that the branch serves and with the goals of the Company. Branch sales forces in North America are supported by marketing managers in the home office in Pleasanton, California. The home office also coordinates issues affecting customers that operate in multiple regions. The sales force maintains close working relationships with customers, develops new business, calls on architects, engineers and building officials and participates in a range of educational seminars.

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

Manufacturing Process

The Company designs and manufactures most of its products. The Company has developed and uses automated manufacturing processes for many of its products. The Company’s innovative manufacturing systems and techniques have allowed it to control manufacturing costs, even while developing both new products and products that meet customized requirements and specifications. The Company’s development of specialized manufacturing processes has also permitted increased operating flexibility and enhanced product design innovation. As part of ongoing continuous improvement processes in its factories, the Company’s major North American and European manufacturing facilities initiated lean manufacturing practices to improve efficiency and customer service. The Company sources some products from third-party vendors, both domestically and internationally. The Company has 26 manufacturing locations in the United States, Canada, France, Denmark, Germany, Switzerland, Poland, Portugal, Belgium, Sweden, China and England.

Quality Control. The Company has developed a quality system that manages defined procedures to ensure consistent product quality and also meets the requirements of product evaluation reports such as the International Code Council Evaluation Services (ICC-ES) and the International Association of Plumbers and Mechanical Officials Uniform Evaluation Services (IAPMO-UES). Since 1996, the Company’s quality system has been registered under ISO 9001, an internationally recognized set of quality-assurance standards. The Company believes that ISO registration is a valuable tool for maintaining and promoting its high quality standards. As the Company establishes new business locations through expansion or acquisitions, projects are established to integrate the Company’s quality systems and achieve ISO 9001 registration. In addition, the Company has six testing laboratories accredited to ISO standard 17025, an internationally accepted standard that provides requirements for the competence of testing and the further specialized accreditation for various Acceptance Criteria. The Company implements testing requirements through systematic control of its processes, enhancing the Company’s standard for quality products, whether produced by the Company or purchased from others.

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

A substantial portion of the Company’s products have been evaluated and are recognized by governmental and product evaluation agencies. Some of the entities that recognize the Company’s products include the International Code Council Evaluation Service (ICC-ES), the International Association of Plumbing and Mechanical Officials Uniform Evaluation Services (IAPMO-UES), the City of Los Angeles Research Reports (LARR’s), California Division of the State Architect Interpretation of Regulations (DSA IR’s), the State of Florida, Underwriters Laboratory (UL), Factory Mutual (FM) and state departments of transportation. In Europe, the Company’s structural products meet European Technical Agreement (ETA) regulations.

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

The steel industry is highly cyclical and prices for the Company’s raw materials are influenced by numerous factors beyond the Company’s control. The steel market continues to be dynamic, with a high degree of uncertainty about future pricing trends. Given current conditions, including significant import tariffs and duties, and unsettled international trade disputes, the Company currently expects that the high degree of uncertainty regarding steel prices will continue. Numerous factors may cause steel prices to increase in the future. In addition to increases in steel prices, steel mills may add surcharges for zinc, energy and freight in response to increases in their costs. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company historically has not attempted to hedge against changes in prices of steel or other raw materials. However, the Company may purchase and carry more steel or other raw materials in inventory to meet projected sales demand in a tight raw materials market.

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

Acquisitions and Expansion into New Markets

We have invested in our strategic initiative to sell engineered product solutions, to help us perform throughout all industry cycles, which we estimate supports approximately 40% of our connector and truss plate sales. In support of this effort, we acquired CG Visions, Inc. (“CG Visions”) in 2017, and completed our purchase of the LotSpec software asset and entered into a strategic software partnership with Hyphen Solutions ("Hyphen") in 2018.

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

Employees and Labor Relations

As of December 31, 2018, the Company had 3,135 full-time employees, of whom 1,806 were hourly employees and 1,329 were salaried employees. The Company believes that its overall compensation and benefits for the most part meet or exceed industry averages and that its relations with its employees are good.

As of December 31, 2018, approximately 14% of the Company's employees are represented by labor unions and are covered by collective bargaining agreements. We have two-facility locations with collective bargaining agreements covering tool and die craftsmen, maintenance workers, and sheet-metal workers. In Stockton, California, two union contracts will expire in September 2019 and June 2023, respectively. Also, we have two contracts in San Bernardino County, California that will expire in June 2022 and February 2021, respectively. We expect to agree on the extension with the existing labor union contract that will expire in September 2019, while parties are negotiating a new agreement. Based on current information and subject to future events and circumstances, we believe that, even if new agreements are not reached before the existing labor union contracts expire, it is not expected to have a material adverse effect on the Company's ability to provide products to customers or on the Company's profitability. See “Item 1A — Risk Factors.”

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

General Business Risks

Business cycles and uncertainty regarding the housing market, economic conditions, political climate and other factors beyond our control could adversely affect demand for our products and services, our costs of doing business, and our business, financial condition and results of operations.

With an estimated 60% of our total product sales being dependent on housing starts, our business, financial condition and results of operations depends significantly on the stability of the housing, residential construction and home improvement markets, as well as general economic conditions, including any future increase of interest rates by central banks, including the U.S. Federal Reserve System, or other factors that could impact housing starts. Adverse conditions in or uncertainty about these markets, the economic conditions or the political climate could adversely impact our customers’ confidence or financial condition, causing them to determine not to purchase our products and services, causing them to delay purchasing decisions, or impacting their ability to pay for our products and services. Other factors beyond our control - including unemployment and foreclosure rates; inventory loss; interest rate fluctuations; raw material and energy costs; labor and healthcare costs; the availability of financing; the state of the credit markets, including mortgages, the availability, or lack thereof, of credit to builders and developers, home equity loans and consumer credit; weather; natural disasters; acts of terrorism; and other conditions beyond our control - could further adversely affect demand for our products and services, our costs of doing business, and our business, financial condition and results of operations. Due to such factors and other trends, the construction industry is subject to significant volatility.

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

We may not be effective in achieving our stated strategic and operating objectives under our 2020 Plan.

We have been implementing a strategic plan, the 2020 Plan, centered on focusing on our organic growth, rationalizing our cost structure to improve profitability, improving our working capital management primarily through the reduction of inventory levels and other working capital items such as accounts payable and accounts receivable. While the strategy calls for increased emphasis on certain operational targets, such as growing our net sales, reducing our operating expenses as a percentage of net sales and decreasing our inventory levels, it moderates focus on other aspects of our operations that used to be part of our prior strategy, such as certain categories of acquisitions (especially in the concrete space).

There can be no guarantee that the 2020 Plan will yield the results that we currently anticipate or results that will exceed those that might be obtained under our prior strategy if we fail to successfully execute on one or more prongs of the 2020 Plan, even if we successfully implement one or more other prongs.

The successful execution of the 2020 Plan depends on, among other things, our ability to:

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

Although we have made progress on meeting 2020 Plan targets, we may not fully execute on one or more elements of the 2020 Plan due to any number of reasons. Going forward, we may choose to refine our strategic and operating objectives, update our current strategic plan, and pursue strategies outside the 2020 Plan that we believe represent great opportunities due to changes in our business, operations, financial conditions and other factors beyond our control or not foreseeable.

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

Our largest customers accounted for a significant portion of net sales for the years ended December 31, 2018, 2017, and 2016. Any reduction in, or termination of, our sales to these customers would at least temporarily, and possibly on a longer term basis, cause a material reduction in our net sales, income from operations and net income. Such a reduction in or elimination of our sales to any of our largest customers would increase our relative dependence on our remaining large customers.

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

Our industry has experienced increased complexity in some home design and builders are more aggressively trying to reduce their costs. One of our responses has been to design and market sophisticated software to facilitate the design and marketing of our product systems. We have continued to commit substantial resources to our software development endeavors in recent years and expect that trend to continue in 2019.

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

Despite the security and maintenance measures we have in place, our facilities and systems, and those of the retailers, dealers, licensees and other third-party distributors with which we do business, remain vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, malware, data corruption, delays, disruptions, programming and/or human errors or other similar events, such as those accomplished through fraud, trickery or other forms of deceiving our employees, contractors or other agents or representatives and those due to system updates, natural disasters, malicious attacks, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins or similar events. Such incidents have occurred, continue to occur, and may occur in the future.

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

If we decide to change significantly the location, nature or extent of a portion of our manufacturing operations, we may need to record an impairment of our goodwill. Our goodwill totaled $130.3 million at December 31, 2018. Recording an impairment of our goodwill correspondingly reduces our net income. Other changes or events in the future could further impair our recorded goodwill, which could also materially and adversely affect our profitability.

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

If significant tariffs or other restrictions are placed on Chinese or other imports or any related counter-measures are taken by China or other countries, our costs of doing business, revenue and results of operations may be materially harmed. The Trump Administration announced a list of thousands of categories of goods that could face tariffs of up to 25% assessed on the cost of goods as imported. If these duties are imposed on our imports, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China, resulting in significant costs and disruption to our operations as we would need to pursue the time-consuming processes of recreating a new supply chain, identifying substitute components and establishing new manufacturing locations. Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. Even if the currently proposed duties are not imposed on our imports, it is possible further tariffs will be imposed on our imports, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations are issued or applied. For example, the U.S. enacted significant tax reform at the end of 2017, and certain provisions of the tax reform may adversely affect us. If the U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

Recent changes in applicable law regarding the transfer of personally identifiable information by U.S. companies doing business in the European Union could lead us to spend significant resources trying to comply with the newly developed rules. We may not succeed in meeting such requirements, and we may face governmental actions and suffer business losses.

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Policy Principles and compliance with the Safe Harbor Frameworks as agreed to and set forth by the European Commission and the United States, which established a means for legitimating the transfer of personally identifiable information by U.S. companies doing business in the European Union (“EU”) to the U.S. under the EU Data Protection Directive (95/46/EC). New EU legislation, the General Data Protection Regulation (Regulation (EU) 2016/679) (“GDPR”) became effective as of May 25, 2018, in replacement of the EU Data Protection Directive, and is expected to have a significant impact on how businesses can collect and process the personal data of EU individuals.

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

All of the outstanding shares of our common stock are freely tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”), other than shares of our common stock held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, which, however, may be sold by our affiliates pursuant to Rule 144. If a substantial number of shares of our common stock are sold in the public market pursuant to Rule 144 by our affiliates or issued upon the exercise of our outstanding options, the trading price of our common stock in the public market could be adversely affected. As of February 26, 2019, there were 254,715 thousand shares held by our affiliates.

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

A significant number of our employees are represented by labor unions and covered by collective bargaining agreements that will expire between 2019 and 2023. Although we believe that our relations with our employees are generally good, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial position and liquidity.

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

Climate change could materially and adversely affect our business.

We cannot predict the effects that climate change may have on our business. They might, for example:

•	depress or reverse economic development,

•	reduce the demand for construction,

•	increasing the cost and reducing the availability of wood products used in construction,

•	increase the cost and reduce the availability of raw materials and energy,

•	increase the cost and reduce the availability of insurance covering damage from natural disasters, and

•	lead to new laws and regulations that increase our expenses and reduce our sales.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own our home office in Pleasanton, California, and our principal United States manufacturing facilities in Stockton and San Bernardino County, California, McKinney, Texas, West Chicago, Illinois, Columbus, Ohio, and Gallatin, Tennessee. The principal manufacturing facilities located outside the United States, the majority of which we own, are in Canada, France, Denmark, Germany, Poland, Switzerland, Sweden, Portugal and China. We also own and lease smaller manufacturing facilities, warehouses, research and development facilities and sales offices in the United States, the United Kingdom, Europe, Asia, Australia, New Zealand, and Chile. As of February 27, 2019, the Company’s owned and leased facilities were as follows:

	Number
	Of	Approximate Square Footage
	Properties	Owned	Leased	Total
		(in thousands of square feet)
North America	27	2,323	631	2,954
Europe	20	561	329	890
Asia/Pacific	10	175	75	250
Administrative and all other	1	89	—	89
Total	58	3,148	1,035	4,183

Our headquarters and principal executive offices are located in Pleasanton, California. We believe that our properties are maintained in good operating condition. Our manufacturing facilities are equipped with specialized equipment and use extensive automation. We consider our existing and planned facilities to be adequate for operations as currently conducted and as planned through 2018. Our leased facilities typically have renewal options and have expiration dates through 2028. We believe we will be able to extend leases on our various facilities as necessary, or as they expire. Currently, our manufacturing facilities are being operated with at least one full-time shift. Based on current information and subject to future events and circumstances, we anticipate that we may require additional facilities to accommodate possible future growth.
In November 2018, we sold our real estate in Vacaville, California and received net proceeds of $17.5 million, after closing costs and sales price adjustments. These properties are classified under the “Administrative & All other” segment.

Item 3. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business.

Corrosion, hydrogen enbrittlement, cracking, material hardness, wood pressure-treating chemicals, mis-installations, misuse, design and assembly flaws, manufacturing defects, labeling defects, product formula defects, inaccurate chemical mixes, adulteration, environmental conditions, or other factors can contribute to failure of fasteners, connectors, anchors, adhesives, specialty chemicals, such as fiber reinforced polymers, and tool products.  In addition, inaccuracies may occur in product information, descriptions and instructions found in catalogs, packaging, data sheets, and the Company’s website.

Certain of the legal proceedings in which we are involved are discussed under “Litigation and Potential Claims” in Note 14, “Commitments and Contingencies,” to the Company’s Consolidated Financial Statements, and are hereby incorporated by reference. The resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

Record Holders

As of February 19, 2019, there were 13,233 holders of record of the Company’s common stock. Because many of our shares of common stock are held by brokers and other nominees on behalf of stockholders, including in trust, we are unable to estimate the total number of stockholders represented by these record holders.

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

The graph below compares the cumulative total stockholder return on the Company’s common stock from December 31, 2013, through December 31, 2018, with the cumulative total return on the S&P 500 Index (a broad equity market index), the Dow Jones U.S. Building Materials & Fixtures Index (a published industry or line-of-business index) and a Peer Group Index over the same period (assuming the investment of $100 in the Company’s common stock and in each of the indices on December 31, 2013, and reinvestment of all dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year). To provide an additional comparison to our performance, we included an index consisting of companies in the building products or construction materials industries that are most comparable to us in terms of size and nature of operations, which group has also been referenced by us in connection with setting our executive compensation.

The Peer Group Index below consisted of AAON, Inc., PGT Innovations, Inc., Continental Building Products, Inc., Trex Company, Inc., Insteel Industries, Inc., Quanex Building Products Corp., American Woodmark Corp, Patrick Industries, Inc., Apogee Enterprises, Inc., U.S. Concrete, Inc., Gibraltar Industries, Inc., Eagle Materials Corp., Summit Material, LLC., Advanced Drainage System, Armstrong World Industries, Inc., and Masonite International Corp. In 2018, we added Advanced Drainage System, Armstrong World Industries, Inc., to the stock performance graph below to ensure that it continues to reflect an appropriate comparison to our business operations. During 2018, NCI Building Systems, Inc. acquired Ply Gem Holdings, Inc., both of which were included as our peer companies in 2017. These two companies are not included as peer companies this year. We review our peer companies annually against revenue, industry and other company characteristics and as a result, we no longer consider these companies to be peers as of the acquisition date. As a result of this review, we also added two new peer companies to the peer group this year Advanced Drainage Systems and Armstrong World Industries.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below presents the monthly repurchases of shares of our common stock in the fourth quarter of the fiscal year ended December 31, 2018.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2018	528,100	$68.26	528,100	$66.0 million
November 1 - November 30, 2018	220,359	$56.65	220,359	$53.5 million
December 1 - December 31, 2018	221,634	$56.48	221,634	$41.0 million
Total	970,093

(1)
Pursuant to the $275.0 million repurchase authorization that was publicly announced on August 1, 2017, and expired on December 31, 2018. See “Note 3 — Net Income per Share” to the Company’s Consolidated Financial Statements.

On January 28, 2019, the Company's Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock. The authorization is in effect from January 1, 2019 through December 31, in 2019.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company's Consolidated Financial Statements and the related Notes thereto appearing in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, including any discussion of presentation changes, accounting changes, business combinations or dispositions of business operations therein to fully understand factors that may affect the comparability of the information. Historical performance is not necessarily indicative of future results.

The consolidated statements of operations data for each of the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheets data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements of this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheets data as of December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements, except as otherwise noted, that are not included in this Annual Report on Form 10-K. The information presented below is our historical data and not necessarily indicative of our future financial condition or results of operations. The financial data below includes the results of operations of acquired companies following their acquisition. The consolidated statements of operations data for the years ended December 31, 2015 and 2014 include reclassification adjustments to gross profit, operating expenses and operating income, that had no affect on net income for the years therein. For a summary of acquisitions that took place during the fiscal years ended December 31, 2018, 2017 and 2016, see “Note 10 — Acquisitions and Dispositions” to the Company’s Consolidated Financial Statements.

	Years Ended December 31,
(in thousands, except per-share data)	2018	2017	2016	2015	2014
Statement of Operations Data:
Net sales	$1,078,809	$977,025	$860,661	$794,059	$752,148
Gross profit	480,519	443,381	409,880	356,406	339,211
Gross profit margin	44.5%	45.4%	47.6%	44.9%	45.1%
Total operating expenses	312,080	305,626	269,450	246,976	238,793
Percentage of sales	28.9%	31.3%	31.3%	31.1%	31.7%
Income from operations	172,332	137,915	141,210	109,819	100,213
Percentage of sales	16.0%	14.1%	16.4%	13.8%	13.3%
Net income	$126,633	$92,617	$89,734	$67,888	$63,531
Percentage of sales	11.7%	9.5%	10.4%	8.5%	8.4%
Earnings per share of common stock:
Basic	$2.74	$1.95	$1.87	$1.39	$1.30
Diluted	$2.72	$1.94	$1.86	$1.38	$1.29
Cash dividends declared per share of common stock	$0.870	$0.810	$0.700	$0.620	$0.545

(in thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Working capital	$447,949	$447,450	$476,451	$494,308	$509,838
Property, plant and equipment, net	254,597	273,020	232,810	213,716	207,027
Goodwill	130,250	137,140	124,479	123,950	123,881
Total assets	1,021,663	1,037,523	979,974	961,309	973,065
Line of credit and long-term liabilities, including current portion	16,443	17,310	5,336	16,521	15,138
Total liabilities	166,149	152,745	114,132	111,485	109,600
Total stockholders’ equity	855,514	884,778	865,842	849,824	863,465

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the financial condition and results of operations, unless stated otherwise, for the Company for the fiscal years ended December 31, 2018, 2017 and 2016, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following discussion and analysis contain forward-looking statements as discussed in the “Note About Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K and should be read in conjunction with the Company's Consolidated Financial Statements and related Notes included therein. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those plans, estimates, and beliefs. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly "Item 1A — Risk Factors."

All comparisons below (which are generally indicated by words such as “increased,” “decreased,” “remained,” or “compared to”), unless otherwise noted, are comparing the year ended December 31, 2018 with the year ended December 31, 2017. In 2018, the Company recorded an out-of-period adjustment for the years ended December 31, 2017 and December 31, 2016, which increased cost of sales and decreased general and administrative expenses by $2.9 million and $2.6 million for the years ended December 31, 2017 and December 31, 2016, respectively. Such adjustment only applied to the North America segment, which resulted from recording certain depreciation expense on company-owned real estate as general and administrative expense rather than cost of goods sold. Income from operations and net income for the year ended December 31, 2017 as presented below were not affected by the adjustment. In 2018, the Company changed its presentation of its consolidated statement of operations to display foreign exchange gain (loss), net, as a separate item below income from operations. Foreign exchange gain (loss), net, was previously included in general and administrative expenses and in income from operations. Income before tax and net income for the years ended December 31, 2017 and December 31, 2016 presented below were not affected by the change in presentation.

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

On October 30, 2017, we announced the 2020 Plan to provide additional transparency into our strategic plan and financial objectives. We remain focused on achieving our aggressive financial targets under the 2020 Plan, assuming (i) there are mid-single digit growth in U.S. housing starts and in the repair and remodel market, (ii) we can increase our market share and profitability in Europe, and (iii) we can gain market share for both our truss and concrete product offerings. Subject to future events and circumstances, our 2020 Plan is centered on three key aggressive operational objectives as further described below.

•
First, a continued focus on organic growth with a goal to achieve a net sales compound annual growth rate of approximately 8% (from $860.7 million reported in fiscal 2016) through fiscal 2020. Since 2016, net sales has grown at a compound annual growth rate of 12%.

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

•
Third, improving our working capital management and overall balance sheet discipline primarily through the reduction of inventory levels as well as implementing Lean principles in many factories. With these efforts, we believe we could achieve an additional 25% to 30% reduction of our raw materials and finished goods inventory through 2020 without impacting day-to-day production and shipping procedures.

Many of our key operating initiatives stem from the 2020 Plan, including those focused on rationalizing our cost structure to drive improved profitability without sacrificing our competitive edge, on growing our market share and on improving our technologies and systems to provide best-in-class services to our customers.

Operating expenses as a percentage of net sales were 28.9% for the year ended 2018 and 31.3% for both years ended 2017 and 2016. In dollars, operating expenses for the year ended December 31, 2018 was $6.5 million above our operating expenses for the year ending December 31, 2017, which was mostly due to increased consulting and legal expenses, sales and sales agent commissions on increased sales volumes and SAP implementation expenses. In late 2017 and throughout 2018, we engaged a leading management consultant to perform an independent in-depth analysis of our operations, which contributed towards a reduction of expenses in 2018 and could potentially result in initiatives that reduce expenses beyond the 2020 Plan as well as improvements to net working capital. We will incur additional consulting expenses in 2019 due to these initiatives, and we expect all of the consulting fees we incurred in 2018 and will incur in 2019 for the leading management consultant will have a one-year or less pay back.

We believe our efforts to achieve the 2020 Plan will contribute to improved business performance and operating results, improve returns on invested capital and allow us to be more aggressive in repurchasing shares of our stock in the near-term. Through execution on the 2020 Plan, we expect by the end of fiscal year 2020 to achieve a return on invested capital (1) target within the range of 17% to 18% from 10.5% in 2016. The Company's return on invested capital was 14.3% for the fiscal year ended 2018.

We believe our ability to achieve industry-leading margins from a gross profit and operating income standpoint is due to the high level of value-added services that we provide to our customers. Aside from our strong brand recognition and trusted reputation, Simpson is unique due to our extensive product testing capabilities and our state-of-the-art test lab; strong customer support and education for engineers, builders and contractors; deep 40-plus year relationships with engineers that get our products specified on the blueprint and pulled through to the job site; product availability with delivery in typically 24 hours to 48 hours; and an active involvement with code officials to improve building codes and construction practices. Based on current information, we expect the competitive environment to be relatively stable with U.S. single-family housing to grow in the low to mid single digits for fiscal year 2019. For the purposes of defining our 2020 objectives, during years 2017 to 2020 we assume U.S. single-family housing starts growing as a percentage in the mid single digits on average, which should support a sustainable organic revenue growth outlook in North America for many of our products.

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

We went live with our first wave of the SAP implementation project in February of 2018. The first wave of the SAP implementation has taken longer than expected. As a result, we now believe the SAP implementation will be completed by the end of 2021, and associated costs will increase by approximately 15% from prior estimates. While we believe the SAP implementation will be beneficial to the Company over time, annual operating expenses are expected to increase from 2018 to 2024 as a result of the ERP project, partly due to the amortization of related capitalized costs. As of December 31, 2018, we have capitalized $16.6 million and expensed $13.1 million of the costs associated with the ERP project.

Business Segment Information

Our North America segment has generated revenues primarily from wood construction products compared to concrete construction products. Due to improved economic conditions, net sales in regions of the segment have trended up, including increases in housing starts, particularly in the north-western, south-western and south-eastern regions of the United States. Our wood product net sales increased 12.6% for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to increased sales volumes and an 11% price increase on a majority of our wood connector products sold in the United Stated effective in the third quarter of 2018. Our truss sales increased for the year ended 2018 due to increased sales volumes from customer conversions and unit sales prices. Our truss specialists are focusing on converting medium size truss customers to our design and management software in 2019, while continuing to support our smaller truss customers. To improve truss plate gross profit margins, we have relocated our truss manufacturing into our wood connector plants, which will increase efficiency and plant utilization in the wood connector plants. Our concrete construction product sales increased 18.3% for the year ended December 31, 2018 compared to the year ended December 31, 2017, mostly due to increased sales volumes and unit sales prices.

In late 2016, we collaborated with The Home Depot, Inc. (“The Home Depot”) to make available our mechanical anchor line of products in The Home Depot. This collaboration increased a portion of our finished goods inventory and we expect to continue to introduce our mechanical anchor line of products through approximately 1,900 of The Home Depot store locations by 2020. As of December 31, 2018, the product line had rolled out to 373 The Home Depot locations with another 400 expected by the end of the second quarter of 2019. The roll-out is occurring a much slower rate than expected due to space restrictions at The Home Depot stores. This slower roll-out; however, is not expected to affect our 2020 Plan target for compound annual sales growth. See “North America” below.

Our Europe segment generates more revenues from wood construction products than concrete construction products. Wood construction product sales decreased 6.5% for the year ended December 31, 2018 compared to the year ended December 31, 2017. Net sales on wood construction products for the year ended December 31, 2017 included $12.8 million of net sales provided by Gbo Fastening Systems' Poland and Romania, both of which were sold during the latter part of 2017. Concrete construction product sales are mostly project based, and net sales increased 7.4% for the year ended 2018 compared to the year ended 2017, primarily due to increased sales volumes. The roll-out of the complete line of of Gbo fastener products into the Nordic region and France is progressing as planned. We are increasing our wood connector sales presence in the Nordic region as expected, which will partially replace third-party suppliers and improve related profit margins. Operating expenses decreased $3.1 million for the year ended 2018 compared to the year ended 2017, partly due to the sale of Gbo Fastening Systems' Poland and Romania subsidiaries as well as other cost reductions measures. See “Europe” below.

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

Business Outlook

Based on current information and subject to future events and circumstances:

•	The Company currently anticipates that the market price of steel will be flat during the first quarter of 2019.

•	The Company estimates that its full-year 2019 gross profit margin will be between approximately 44.5% and 45.5%.

•	The Company estimates that its full-year 2019 operating expenses, as a percentage of net sales, will be between approximately 27.5% and 28.5%.

•
The Company estimates that its 2019 full-year effective tax rate will be between approximately 25% to 27% including both federal and state income tax rates. The ultimate impact of the Tax Reform Act may differ materially from the Company’s estimates due to changes in the interpretations and assumptions made by the Company as well as additional regulatory guidance that may be issued and actions the Company may have taken or may take as a result of the Tax Cuts and Jobs Act, such as cash repatriation to the United States. The Company will continue to assess the expected impacts of the new tax law and provide additional disclosures at appropriate times.

Results of Operations

The following table sets forth, for the years indicated, the Company's operating results as a percentage of net sales for the years ended December 31, 2018, 2017 and 2016, respectively:

	Years Ended December 31,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	55.5%	54.6%	52.4%
Gross profit	44.5%	45.4%	47.6%
Research and development and other engineering	4.0%	4.9%	5.4%
Selling expense	10.2%	11.8%	11.4%
General and administrative expense	14.7%	14.6%	14.5%
Total operating expense	28.9%	31.3%	31.3%
Net gain on disposal of assets	(1.0)%	—%	(0.1)%
Impairment of goodwill	0.6%	—%	—%
Income from operations	16.0%	14.1%	16.4%
Loss in equity investment, before tax	—%	—%	—%
Foreign exchange gain (loss)	—%	0.1%	(0.2)%
Interest expense, net	(0.1)%	(0.1)%	(0.1)%
Gain on bargain purchase of a business	—%	0.6%	—%
Loss on disposal of a business	—%	—%	—%
Income before taxes	15.9%	14.8%	16.1%
Provision for income taxes	4.2%	5.3%	5.7%
Net income	11.7%	9.5%	10.4%

Comparison of the Years Ended December 31, 2018 and 2017

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the year ended December 31, 2018, against the results of operations for the year ended December 31, 2017. Unless otherwise stated, the results announced below, when referencing “both years,” refer to the year ended December 31, 2017 and the year ended December 31, 2018. To avoid fractional percentages, all percentages presented below were rounded to the nearest whole number.

The following table shows the change in the Company’s operations from 2017 to 2018, and the increases or decreases for each category by segment:

		Increase (Decrease) in Operating Segment
		North America		Asia/ Pacific	Admin & All Other
(in thousands)	2017		Europe			2018
Net sales	$977,025	$106,890	$(6,128)	$1,022	$—	$1,078,809
Cost of sales	533,644	68,120	(3,307)	(93)	(74)	598,290
Gross profit	443,381	38,770	(2,821)	1,115	74	480,519
Operating expenses:
Research and development and other engineering expense	47,616	(3,728)	(1,166)	244	90	43,056
Selling expense	114,903	(1,418)	(3,917)	169	194	109,931
General and administrative expense	143,107	13,467	1,950	(74)	643	159,093
Operating expenses	305,626	8,321	(3,133)	339	927	312,080
Net gain (loss) on disposal of assets	(160)	(1,009)	(624)	32	(8,818)	(10,579)
Impairment of goodwill	—	—	6,686	—	—	6,686
Income from operations	137,915	31,458	(5,750)	744	7,965	172,332
Loss in equity investment, before tax	(86)	23	—	—	—	(63)
Foreign exchange gain	1,252	2,359	(3,026)	161	(316)	430
Interest expense, net	(788)	(341)	126	(185)	617	(571)
Gain on bargain purchase of a business	6,336	—	(6,336)	—	—	—
Loss on disposal of a business	(211)	—	211	—	—	—
Income before income taxes	144,418	33,499	(14,775)	720	8,266	172,128
Provision for income taxes	51,801	(7,796)	822	(305)	973	45,495
Net income	$92,617	$41,295	$(15,597)	$1,025	$7,293	$126,633

Net Sales increased 10.4% to $1,078.8 million from $977.0 million. Net sales to contractor distributors, dealer distributors, home centers and lumber dealers increased primarily due to increased home construction activity and average net sales unit prices. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% of the Company's total net sales in both years. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% of the Company's total net sales in both years.

Gross profit increased to $480.5 million from $443.4 million. Gross profit margins decreased to 44.5% from 45.4%, which was lower than our expected gross profit margins of 45.5% to 46.5%. This was due to an unexpected sharp decline in net sales and increased labor and factory and tooling costs during December 2018 resulting in increases in factory, material and labor costs as a percentage of net sales. The gross profit margins, including some intersegment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, decreased to 45.2% from 46.5% for wood construction products and increased to 37.1% from 34.7%, respectively.

Research and development and engineering expense decreased 9.6% to $43.1 million from $47.6 million, primarily due to decreases of $2.1 million in personnel costs, $1.0 million in severance expenses, $0.6 million in cash profit sharing on lower operating income and $0.2 million in professional fees.

Selling expense decreased 4.3% to $109.9 million from $114.9 million primarily due to decreases of $2.4 million in personnel costs, $2.1 million in advertising and promotional costs, $1.9 million in severance expense and $1.0 million in stock-based compensation expense, which was partly offset by an increase of $2.6 million in sales and agent commissions.

General and administrative expense increased 11.2% to $159.1 million from $143.1 million, primarily due to increases of $13.2 million in consulting and legal expenses, $3.3 million in depreciation expense, $0.5 million in bad debt expense and $0.4 million in subscription, licensing, maintenance and hosting fees, which was partly offset by decreases of $1.0 million in personnel costs and $0.6 million in stock-based compensation. Included in general and administrative expense are costs associated with the SAP implementation of $6.5 million, an increase of $3.3 million over the prior year. These expenses were primarily for professional fees and 2018 included $1.6 million in incremental related amortization expense.

Gain on sale of assets - In November 2018, the Company sold a facility that was previously leased exclusively to a third party. The Company received net proceeds of $17.5 million, which resulted in a gain of $8.8 million. In 2016, an eminent domain claim was exercised on land owned by the Company and included an offer for loss of property. The Company challenged the offer, which resulted in the Company receiving an additional $1.0 million in the first quarter of 2018 for the taking of the land, which occurred in 2016.

Impairment of goodwill - The Company completed its 2018 annual goodwill impairment analysis in the fourth quarter of 2018 and it resulted in the impairment charge of $6.7 million associated with assets acquired in Denmark in 2001. The impairment was due to a reduction in expected future operating profits for the reporting unit alone, and not for the Company as a whole, and as a result, the goodwill of the Denmark reporting unit was fully impaired. The Company’s 2018 annual goodwill impairment analysis did not result in additional impairment of goodwill. See “Critical Accounting Policies and Estimates — Goodwill Impairment Testing."

Our effective income tax rate decreased to 26.4% from 35.9%, primarily due to the Tax Reform Act, which reduced the United States statutory federal corporate tax rate from 35% to 21%. The effective income tax rate for the year ended December 31, 2017 was also reduced by a nonrecurring gain on a bargain purchase related to the Gbo Fastening Systems acquisition, which was not taxable. The effective income tax rate for the year ended December 31, 2018 was increased by a nonrecurring impairment of goodwill related to the Europe segment, which was also not taxable.

Net income was $126.6 million compared to $92.6 million. Diluted net income per share of common stock was $2.72 compared to $1.94. The $92.6 million consolidated net income for the year ended December 31, 2017 included a $6.3 million nonrecurring gain on a bargain purchase of a business, which increased diluted earnings per share for the same period by $0.13.

Net Sales

The following table shows net sales by segment for the years ended December 31, 2017 and 2018, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Total
December 31, 2017	$803,697	$165,155	$8,173	$977,025
December 31, 2018	910,587	159,027	9,195	1,078,809
Increase (decrease)	$106,890	$(6,128)	$1,022	$101,784
Percentage increase (decrease)	13.3%	(3.7)%	12.5%	10.4%

The following table shows segment net sales as percentages of total net sales for the years ended December 31, 2017 and 2018, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2017 net sales	82%	17%	1%	100%
Percentage of total 2018 net sales	84%	15%	1%	100%

Gross Profit

The following table shows gross profit by segment for the years ended December 31, 2017 and 2018, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
December 31, 2017	$383,282	$58,973	$971	$155	$443,381
December 31, 2018	422,053	56,152	2,085	229	480,519
Increase (decrease)	$38,771	$(2,821)	$1,114	$74	$37,138
Percentage increase (decrease)	10.1%	(4.8)%	*	*	8.4%
* The statistic is not meaningful or material.

The following table shows gross profit percentages by segment for the years ended December 31, 2017 and 2018, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2017 gross profit percentage	48%	36%	12%	*	46%
2018 gross profit percentage	46%	35%	23%	*	45%
* The statistic is not meaningful or material.

North America

•
Net sales increased 13.3% mostly due to increased sales volume and average unit price in the United States. Canada's net sales increased primarily due to increased sales volumes and were not significantly affected by foreign currency translation.

•
Gross profit margin decreased to 46.3% from 47.7%, primarily due to increased material, labor and shipping costs, as a percentage of net sales, partly offset by decreased factory and overhead costs as a percentage of net sales.

•
Research and development and engineering expense decreased $3.7 million primarily due to decreases of $2.1 million in personnel costs, $0.5 million in severance expense, $0.5 million in cash profit sharing expense and $0.4 million in professional fees.

•
Selling expense decreased $1.4 million, primarily due to decreases of $1.7 million in advertising expense, $0.8 million in stock-based compensation expense, $0.8 million in severance expense and $0.3 million in personnel costs, partly offset by an increase of $1.6 million in sales and agent commissions.

•
General and administrative expense increased $13.5 million, primarily due to increases of $13.9 million in consulting and legal expenses, $3.3 million in depreciation expense, $1.1 million mostly in software subscription, licensing, maintenance and hosting fees and $0.2 million in bad debt expense, partly offset by decreases of $1.8 million in severance expense, $1.7 million in stock-based compensation and $1.1 million in personnel costs. Included in general and administrative expense are costs associated with the SAP implementation of $6.4 million, an increase of $4.1 million over the prior year quarter. These expenses were primarily for professional fees.

•
Income from operations increased $31.5 million, mostly due to increased gross profit, which were partially offset by higher operating expenses. Severance expenses of $3.6 million were recorded in 2017.

Europe

•
Net sales decreased 3.7% primarily due to reduced sales volume as a result of the late 2017 sale of Gbo Fastening Systems' Poland and Romania subsidiaries (acquired in January 2017), which contributed $12.8 million in net sales for the year ended December 31, 2017. Net sales were positively affected by approximately $4.9 million in foreign currency translations, primarily related to the strengthening of the Euro, British pound, Danish Kroner and Polish zloty against the United States dollar.

•	Gross profit margin decreased to 35.3% from 35.7% primarily due to increased factory and overhead and warehousing costs, partly offset by decreased material and labor costs.

•
Research and development and engineering expense decreased $1.2 million primarily due to decreases of $0.5 million in personnel costs and $0.5 million in severance expenses, partly offset by an increase of $0.2 million in professional fees.

•
Selling expense decreased $3.9 million primarily due to decreases of $2.2 million in personnel costs, $1.2 million in severance expenses, $0.4 million mostly for advertising costs and $0.2 million in stock-based compensation expense.

•
General and administrative expense increased $1.9 million primarily due to increases of $2.5 million in personnel costs, including $1.7 million in severance expense, $0.5 million in amortization expenses and $0.2 million in bad debt expense, partly offset by decreases of $1.1 million of consulting fees and $0.5 million mostly for software subscription, licensing, maintenance and hosting fees. Included in general and administrative expense are costs associated with the SAP implementation of $1.9 million, an increase of $0.8 million over the prior year quarter. These expenses were primarily for professional fees.

•
Impairment of goodwill - The impairment charge of $6.7 million taken in the fourth quarter of 2018 was associated with assets acquired in Denmark in 2001, and as a result, the goodwill of the Denmark reporting unit was fully impaired. The impairment resulted from a reduction in expected future operating profits of the reporting unit, but not for Europe as a whole. The Company’s 2018 annual goodwill impairment analysis did not result in additional impairment of goodwill for other reporting units. See “Critical Accounting Policies and Estimates — Goodwill Impairment Testing."

•	Income from operations decreased $5.8 million, mostly due to a $6.7 million impairment of goodwill.

Asia/Pacific

•	For information about the Company's Asia/Pacific segment, please refer to the table above setting forth changes in our operating results for the years ended December 31, 2018 and 2017.

Administrative and All Other

•
Gain on sale of assets - In November 2018, the Company sold a facility that was previously leased exclusively to a third party. The Company received net proceeds of $17.5 million, which resulted in a gain of $8.8 million.

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

The following table shows the change in the Company’s operations from 2016 to 2017, and the increases or decreases for each category by segment:

		Increase (Decrease) in Operating Segment
		North America		Asia/ Pacific	Admin & All Other
(in thousands)	2016		Europe			2017
Net sales	$860,661	$61,676	$53,881	$807	$—	$977,025
Cost of sales	450,781	41,581	38,946	2,255	81	533,644
Gross profit	409,880	20,095	14,935	(1,448)	(81)	443,381
Research and development and other engineering expense	46,248	201	1,224	6	(63)	47,616
Selling expense	98,343	8,042	8,268	227	23	114,903
General and administrative expense	124,859	15,553	4,853	(1,103)	(1,055)	143,107
Operating expenses	269,450	23,796	14,345	(870)	(1,095)	305,626
Gain on sale of assets	(780)	769	(18)	(67)	(64)	(160)
Income from operations	141,210	(4,470)	608	(511)	1,078	137,915
Loss in equity method, before tax	—	(86)	—	—	—	(86)
Foreign exchange gain (loss)	(1,733)	(200)	2,918	(450)	717	1,252
Interest expense, net	(577)	89	(204)	63	(159)	(788)
Gain on bargain purchase of a business	—	—	6,336	—	—	6,336
Loss on disposal of a business	—	—	(211)	—	—	(211)
Income before income taxes	138,900	(4,667)	9,447	(898)	1,636	144,418
Provision for income taxes	49,166	4,278	697	(302)	(2,038)	51,801
Net income	$89,734	$(8,945)	$8,750	$(596)	$3,674	$92,617

Net Sales increased 13.5% to $977.0 million from $860.7 million. Recently acquired businesses accounted for $47.9 million (41%) of the increase in net sales. Net sales to contractor distributors, lumber dealers, dealer distributors and home centers increased primarily due to increased home construction activity and average net sales unit prices. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% of the Company's total net sales in both years. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% of the Company's total net sales in both years.

Gross profit increased to $443.4 million from $409.9 million. Gross profit margins decreased to 45.4% from 47.6%. Recently acquired businesses had an average gross profit margin of 30% for the year ended 2017. The gross profit margins, including some intersegment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, decreased to 47% from 49% for wood construction products and remained at 35% for both years for concrete construction products.

Research and development and engineering expense increased 3.0% to $47.6 million from $46.2 million, primarily due to increases of $2.2 million in personnel costs mainly attributable to the addition of staff and pay rate increases instituted on January 1, 2017, and $1.2 million in severance expenses, partly offset by a decreases of $1.4 million in professional fees and $0.8 million in cash profit sharing on lower operating income.

Selling expense increased 16.8% to $114.9 million from $98.3 million primarily due to increases of $10.3 million in personnel costs mostly related to recent acquisitions and the addition of staff and pay rate increases instituted on January 1, 2017, $3.1 million in advertising costs, $2.0 million in severance expenses, $0.7 million in depreciation expense, $0.3 million in donation expense, $0.3 million in facility expenses and $0.2 million in computer and phone expenses, which was partly offset by a decrease of $0.9 million in cash profit sharing expense. Recent acquisitions increased selling expense by $7.2 million.

General and administrative expense increased 14.6% to $143.1 million from $124.9 million, primarily due to increases of $10.3 million in personnel costs mostly related to recent acquisitions and the addition of staff and pay rate increases instituted on January 1, 2017, $6.5 million in legal and professional fees mostly related to strategic initiatives such as software and systems integration and compensation and governance changes, $3.7 million in software licensing, maintenance and hosting fees, $1.8 million in depreciation expense and $2.0 million in severance expenses, which was partly offset by a decrease of $6.0 million in cash profit sharing expense on lower operating income and reduced payouts under our executive officer cash profit sharing plan and $0.4 million in stock-based compensation. Recently acquired businesses were responsible for $11.2 million of the total increase in general and administrative expenses.

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

Net Sales

The following table shows net sales by segment for the years ended December 31, 2016 and 2017, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Total
December 31, 2016	$742,021	$111,274	$7,366	$860,661
December 31, 2017	803,697	165,155	8,173	977,025
Increase	$61,676	$53,881	$807	$116,364
Percentage increase	8.3%	48.4%	11.0%	13.5%

The following table shows segment net sales as percentages of total net sales for the years ended December 31, 2016 and 2017, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2016 net sales	86%	13%	1%	100%
Percentage of total 2017 net sales	82%	17%	1%	100%

Gross Profit

The following table shows gross profit by segment for the years ended December 31, 2016 and 2017, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
December 31, 2016	$363,187	$44,038	$2,419	$236	$409,880
December 31, 2017	383,282	58,973	971	155	443,381
Increase (decrease)	$20,095	$14,935	$(1,448)	$(81)	$33,501
Percentage increase (decrease)	5.5%	33.9%	*	*	8.2%
* The statistic is not meaningful or material.

The following table shows gross profit percentages by segment for the years ended December 31, 2016 and 2017, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2016 gross profit percentage	48.9%	39.6%	32.8%	*	47.6%
2017 gross profit percentage	47.7%	35.7%	11.9%	*	45.4%
* The statistic is not meaningful or material.

North America

•
Net sales increased 8.3% mostly due to increased average unit price in the United States and increased overall sales volumes. Canada's net sales increased primarily due to increased sales volumes on flat average net sales unit prices. Canada's net sales were not significantly affected by foreign currency translation. The recent North America acquisition increased net sales by $5.8 million.

•
Gross profit margin decreased to 47.7% from 48.9% due to increased material, factory and overhead expenses and labor expenses, which was partly offset by the effect of increased average net sales unit prices.

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

•
General and administrative expense increased $15.6 million, primarily due to increases of $6.9 million in personnel costs, mostly related to the North America acquisition and the addition of staff and pay rate increases instituted on January 1, 2017, $6.4 million in legal and professional fees, mostly related to strategic initiatives such as software and systems integration and compensation and governance changes, $2.6 million mostly in software licensing, maintenance and hosting fees, $2.3 million in depreciation expense, $1.8 million in severance expenses, $0.6 million in intangible amortization expense and $0.5 million in stock-based compensation, partly offset by a decrease of $3.8 million in cash profit sharing expense. The recent North America acquisition increased general and administrative expense by $6.5 million.

•	Income from operations decreased $4.5 million, mostly due to increased operating expenses, which were partially offset by higher gross profit. Severance expenses of $3.6 million were recorded in 2017.

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

Business Combinations

The Company recognizes separately from goodwill or any gain from a bargain purchase the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. A gain on a bargain purchase as of the acquisition date is measured as the excess of the net of the fair value of the assets acquired less liabilities assumed and consideration transferred. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. On the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, the Company records subsequent adjustments, if any, to its consolidated statements of operations. None of the subsequent adjustments for the fiscal years ended 2016, 2017 and 2018 were material.

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

The Company determined that the Australia reporting unit includes three components: Australia, New Zealand, and United Arab Emirates (collectively, the “AU Components”). The Company aggregates the AU Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the AU Components working in concert. The AU Components are economically similar because of a number of factors, including that New Zealand, and United Arab Emirates operate as extensions of their Australian parent company selling similar products and sharing assets and services such as intellectual property, manufacturing assets for certain products, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the AU Components level and costs are allocated among the AU Components.

The Company determined that the S&P Clever reporting unit includes ten components: S&P Switzerland, S&P Poland, S&P Austria, S&P The Netherlands, S&P Portugal, S&P Germany, S&P France, Socom, S&P Nordic and S&P Spain (collectively, the "S&P Components”). The Company aggregates the S&P Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the S&P Components working in concert. The S&P Components are economically similar because of a number of factors, including sharing assets and services such as intellectual property, manufacturing assets for certain products, research and development projects, manufacturing processes, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the S&P Components level and costs are allocated among the S&P Components.

The Company may first assess qualitative factors related to the goodwill of the reporting unit to determine whether it is necessary to perform an impairment test. If the Company judges that it is more likely than not that the fair value of the reporting unit is greater than the carrying amount of the reporting unit, including goodwill, no further testing is required. This assessment method was not utilized in our 2018 annual goodwill impairment test.

For all reporting units, the Company compares the fair value of the reporting unit to its carrying value. The fair value calculation uses both the income approach (discounted cash flow method) and the market approach, equally weighted. If the Company judges that the carrying value of the net assets assigned to the reporting unit, including goodwill, exceeds the fair value of the reporting unit, the Company would record an impairment charge equal to the difference between the implied fair value of the goodwill and the carrying value, not to exceed the goodwill asset's carrying amount.

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

The 2018 annual testing of goodwill for impairment resulted in an impairment charge.

The carrying value of the Denmark reporting unit exceeded its fair value in an amount that approximated the carrying value of its goodwill, primarily due to the reporting unit not meeting management's pre-tax operating profit objectives. As a result, the Company impaired all of the Denmark reporting unit’s goodwill, which was $6.7 million at December 31, 2018.
Revenue Recognition

Generally, the Company's revenue contract with a customer exists when the goods are shipped, and services are rendered; and its related invoice is generated. The duration of the contract does not extend beyond the promised goods or services already transferred. The transaction price of each distinct promised product or service specified in the invoice is based on its relative stated standalone selling price. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer at a point in time. The Company’s shipping terms provide the primary indicator of the transfer of control. The Company's general shipping terms are F.O.B. shipping point, where title and risk and rewards of ownership transfer at the point when the products leave the Company's warehouse. The Company recognizes revenue based on the consideration specified in the invoice with a customer, excluding any sales incentives, discounts, and amounts collected on behalf of third parties (i.e., governmental tax authorities). Based on historical experience with the customer, the customer's purchasing pattern and its significant experience selling products, the Company concluded that a significant reversal in the cumulative amount of revenue recognized will not occur when the uncertainty (if any) is resolved (that is, when the total amount of purchases is known). Refer to Note 2 for revenue disaggregation disclosure.

Revenue from Contracts with Customers

On January 1, 2018, the Company adopted the New Revenue Standard ("Topic 606") using the modified retrospective method and recorded an $0.8 million, net of tax, increase to opening retained earnings on January 1, 2018 as the cumulative effect of adopting Topic 606 for estimated rights of return assets on product sales.

Disaggregated revenue

Under Topic 606, the Company disaggregates net sales consistent with the distribution of the Company's net sales by the following product groups as noted in Note 18 segment information of these financial statements.

•	Wood Construction Products Revenue. Wood construction products represented almost 85% of total net sales in the year ended December 31, 2018.

•	Concrete Construction Products Revenue. Concrete construction products represented 15% of total net sales in the year ended December 31, 2018.

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

Reconciliation of contract balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of December 31, 2018, the Company had no contract assets or contract liabilities from contracts with customers.

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

Liquidity and Sources of Capital

Our primary sources of liquidity are cash and cash equivalents, our cash flow from operation and our $300.0 million credit facility that expires on July 23, 2021. As of December 31, 2018, there were no amounts outstanding under this facility.

Our principal uses of liquidity include the costs and expenses associated with our operations, continuing our capital allocation strategy, which includes growing our business by internal improvements, repurchasing our common stock, paying cash dividends, and meeting other liquidity requirements for the next twelve months.

As of December 31, 2018, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Cash and cash equivalents of $45.4 million are held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the United States. Due to changes resulting from the Tax Reform Act, the Company repatriated $63.5 million in cash held outside of the United States in 2018. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States after completion of the repatriation plan.

The following table presents selected financial information as of December 31, 2018, 2017 and 2016, respectively:

	At December 31,
(in thousands)	2018	2017	2016

Cash and cash equivalents	$160,180	$168,514	$226,537
Property, plant and equipment, net	254,597	273,020	232,810
Equity investment, goodwill and intangible assets	157,139	169,015	149,843
Working capital	447,949	447,450	476,451

The following table provides cash flow indicators for the twelve months ended December 31, 2018, 2017 and 2016, respectively:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by (used in):
Operating activities	$160,080	$119,065	$98,965
Investing activities	(10,249)	(75,815)	(48,543)
Financing activities	(155,393)	(106,671)	(83,134)

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

In 2018, operating activities provided $160.1 million in cash and cash equivalents, as a result of $126.6 million from net income and $50.4 million from non-cash adjustments to net income which includes depreciation and amortization expense and stock-based compensation expense, partly offset by a decrease of $17.0 million in the net change in operating assets and liabilities due to increases of $26.4 million in inventory and $12.6 million in trade accounts receivable, net, partly offset by a decrease of $5.3 million in other current assets and increases of $9.1 million in accrued liabilities and $4.7 million in trade accounts payable. Cash used in investing activities of $10.2 million during the year ended December 31, 2018, consisted primarily of $29.3 million for ERP software, property, plant and equipment expenditures, primarily related to machinery and equipment purchases, and software in development, partly offset by $21.1 million in proceeds, mostly the sale of real estate including the November 2018 sale of our commercial rental property in California a net amount of $17.5 million. Cash used in financing activities of $155.4 million during the year ended December 31, 2018, consisted primarily of $110.5 million for the repurchase of the Company's common stock and $39.9 million used to pay cash dividends.

In 2017, operating activities provided $119.1 million in cash and cash equivalents, as a result of $92.6 million from net income and $48.5 million from non-cash adjustments to net income which includes depreciation and amortization expenses and stock-based compensation expenses, partly offset by a decrease of $22.0 million in the net change in operating assets and liabilities due to increases of $17.8 million in trade accounts receivable, net, $6.6 million in inventory and $5.6 million in income tax receivable, partly offset by an increase of $10.1 million in accrued liabilities. Cash used in investing activities of $75.8 million during the year ended December 31, 2017, consisted primarily of $58.0 million for property, plant and equipment expenditures, primarily related to real estate improvements, ERP software, machinery and equipment purchases, and software in development, and $27.9 million, net of acquired cash of $4.0 million, for the acquisitions of CG Visions and Gbo Fastening Systems, which was partly offset by $9.5 million, net of delivered cash of $0.8 million, for the sale of Gbo Poland and Gbo Romania (see "Note 10 — Acquisitions and Dispositions" to the Company's Consolidated Financial Statements). Cash used in financing activities of $106.7 million during the year ended December 31, 2017, consisted primarily of $70.0 million for the repurchase of the Company's common stock (see "Note 3 — Net Income per Share" to the Company's Consolidated Financial Statements) and $37.0 million used to pay cash dividends.

In 2016, operating activities provided $94.9 million in cash and cash equivalents, as a result of $89.7 million from net income and $42.1 million from non-cash adjustments to net income which includes depreciation and amortization expenses, stock-based compensation expenses and software development project write-off, partly offset by a decrease of $36.9 million in the net change in operating assets and liabilities due to increases of $36.6 million in inventory and $7.5 million in trade accounts receivable, net, partly offset by a decrease of $5.8 million in trade accounts payable. Cash used in investing activities of $48.5 million during the year ended December 31, 2016, consisted primarily of $42.0 million for property, plant and equipment expenditures, related to real estate improvements, primarily related to improvements of the West Chicago facility, machinery and equipment purchases, and software in development, $5.4 million, net of acquired cash of $1.5 million, for the acquisition of MS Decoupe, and $2.5 million for the equity investment in Ruby Sketch. See "Note 10 — Acquisitions and Dispositions" and "Note 11 — Equity Investments" to the Company's Consolidated Financial Statements. Cash used in financing activities of $79.1 million during the year ended December 31, 2016, consisted primarily of $53.5 million for the repurchase of the Company's common stock, including a $50.0 million accelerated share repurchase program (see "Note 3 — Net Income per Share" to the Company's Consolidated Financial Statements) and $32.7 million used to pay cash dividends, partly offset by $8.0 million received from the exercise of stock options.

Capital Allocation Strategy

We have a strong cash position and remain committed to seeking growth opportunities in our lines of building products where we can leverage our expertise in engineering, testing, manufacturing and distribution to invest in and grow our business. Those opportunities include internal improvements or acquisitions that fit within our strategic growth plan. Additionally, we have financial flexibility and are committed to providing returns to our stockholders. Below are highlights of our execution on our capital allocation strategy, first announced in August 2015 and updated in August 2016.

•
Our asset acquisitions, net of cash acquired and proceeds from sales of businesses, in 2016, 2017 and 2018 were $5.4 million, $18.5 million and $2.0 million, respectively. In January 2017, we acquired Gbo Fastening Systems for approximately $10.2 million, and sold two of its subsidiaries in late 2017 for approximately $9.5 million, retaining the Gbo Fastening Systems operations in Sweden and Norway for less than $1.0 million in cash. Also in January 2017, we acquired CG Visions for approximately $20.8 million.

•
Our capital spending in 2016, 2017 and 2018 was $42.0 million, $58.0 million and $29.3 million, respectively, which was primarily used for real estate improvements, machinery and equipment purchases and software in development. Based on current information and subject to future events and circumstances, we estimate that our full-year 2019 capital spending will be approximately $30 million to $35 million, including $7 to $10 million on maintenance type capital expenditures, assuming all such projects will be completed by the end of 2019. Based on current information and subject to future events and circumstances, we estimate that our full-year 2019 depreciation and amortization expense to be approximately $39 million to $41 million, of which approximately $33 million to $35 million is related to depreciation.

•
In April 2018, the Company’s Board of Directors raised the quarterly cash dividend by 4.8% to $0.22 per share. On January 28, 2019, the Board declared a cash dividend of $0.22 per share, estimated to be $9.8 million in total. Such dividend is scheduled to be paid on April 25, 2019, to stockholders of record on April 4, 2019.

•
For 2018, the Company purchased and received 1,954,829 shares of the Company's common stock, including 1,772,658 share purchased on the open market at an average price of $62.69 per share, for a total of $110.5 million. In total, as illustrated in the table below, the Company has repurchased over five million shares of the Company's common stock, which represents approximately 11.6% of our shares of common stock outstanding at the beginning of 2015. Including dividends, we have returned cash of $420.1 million, which represents 84.7% of our total cash flow from operations during the same period.

•
On January 28, 2019, the Company's Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock. The authorization is in effect from January 1, 2019 through December 31, in 2019.

The following table presents the Company’s dividends paid and share repurchases for the period from January 1, 2015 through December 31, 2018, in aggregated amounts:

(in thousands)	Number of Shares Repurchased	Cash Paid for Repurchases	Cash Paid for Dividends	Total
January 1 - December 31, 2018	1,955	$110,540	$39,891	$150,431
January 1 - December 31, 2017	1,138	70,000	36,981	106,981
January 1 - December 31, 2016	1,244	53,502	32,711	86,213
January 1 - December 31, 2015	1,339	47,144	29,352	76,496
Total	5,676	$281,186	$138,935	$420,121

As of December 31, 2018, the Company repurchased $234.6 million of the Company's previously announced $275.0 million share repurchase authorization (which expired at the end of 2018).

Contractual Obligations

The following table summarizes our known material contractual obligations and commitments as of December 31, 2018:

	Payments Due by Period
	Total all periods	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years

Contractual Obligation (in thousands)
Long-term debt interest obligations (1)	$1,934	$1,234	$700	$—	$—
Operating lease obligations (2)	31,692	6,962	10,311	5,856	8,563
Capital lease obligations(3)	2,804	1,160	1,644	—	—
Purchase obligations (4)	32,895	28,438	3,874	583	—

Total	$69,325	$37,794	$16,529	$6,439	$8,563

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2018.

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

See “Item 3 — Legal Proceedings” above and “Note 14 — Commitments and Contingencies” to the Company’s Consolidated Financial Statements.

Inflation

The Company believes that the effect of inflation on the Company has not been material in the three most recent fiscal years ended December 31, 2018, 2017 and 2016, respectively, as general inflation rates have remained relatively low. The Company’s main raw material is steel. Increases in steel prices may adversely affect the Company’s gross profit margin if it cannot recover the higher costs through price increases of its products. See “Item 1 — Raw Materials” and “Item 1A — Risk Factors.”

Indemnification

In the normal course of business, to facilitate transactions of services and products, we have agreed to indemnify certain parties with respect to certain matters. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and the

Company’s bylaws as permitted by the Company’s certificate of incorporation require the Company to indemnify corporate servants, including our officers and directors, to the fullest extent permitted by law. The Company maintains directors and officers liability insurance coverage to reduce its exposure to such obligations. The Company has not incurred significant obligations under indemnification provisions historically, and does not expect to incur significant obligations in the future. It is not possible to determine the maximum potential amount under these indemnities due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Accordingly, the Company has not recorded any liability for costs related these indemnities through December 31, 2018.

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

The translation adjustment on the Company's underlying assets and liabilities resulted in a decrease in accumulated other comprehensive income of $12.9 million for the year ended December 31, 2018, primarily due to the effect of the strengthening of the United States dollar in relation to most foreign currencies during 2018.

Interest Rate Risk

The Company has no variable interest-rate debt outstanding. The Company estimates that a hypothetical 100 basis point change in U.S. interest rates would not be material to the Company’s operations taken as a whole.

Item 8. Consolidated Financial Statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Simpson Manufacturing Co., Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Simpson Manufacturing Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2019 expressed an unqualified opinion thereon.
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

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2015.

San Francisco, California
February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Simpson Manufacturing Co., Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Simpson Manufacturing Company, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements.
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
February 27, 2019

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$160,180	$168,514
Trade accounts receivable, net	146,052	135,958
Inventories	276,088	252,996
Other current assets	17,209	26,473
Total current assets	599,529	583,941
Property, plant and equipment, net	254,597	273,020
Goodwill	130,250	137,140
Equity investment (see Note 11)	2,487	2,549
Intangible assets, net	24,402	29,326
Other noncurrent assets	10,398	11,547
Total assets	$1,021,663	$1,037,523
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$34,361	$31,536
Accrued liabilities	98,572	88,485
Accrued profit sharing trust contributions	7,804	7,054
Accrued cash profit sharing and commissions	10,843	9,416
Total current liabilities	151,580	136,491
Deferred income tax and other long-term liabilities	14,569	16,254
Total liabilities	166,149	152,745
Commitments and contingencies (see Note 14)
Stockholders’ equity
Preferred stock, par value $0.01; authorized shares, 5,000; issued and outstanding shares, none	—	—
Common stock, par value $0.01; authorized shares, 160,000; issued and outstanding shares, 44,998, and 46,745 at December 31, 2018 and 2017, respectively	453	473
Additional paid-in capital	276,504	260,157
Retained earnings	628,207	676,644
Treasury stock	(25,000)	(40,000)
Accumulated other comprehensive loss	(24,650)	(12,496)
Total stockholders’ equity	855,514	884,778
Total liabilities and stockholders’ equity	$1,021,663	$1,037,523

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Net sales	$1,078,809	$977,025	$860,661
Cost of sales	598,290	533,644	450,781
Gross profit	480,519	443,381	409,880
Operating expenses:
Research and development and other engineering	43,056	47,616	46,248
Selling	109,931	114,903	98,343
General and administrative	159,093	143,107	124,859
Total operating expenses	312,080	305,626	269,450
Net gain on disposal of assets	(10,579)	(160)	(780)
Impairment of goodwill	6,686	—	—
Income from operations	172,332	137,915	141,210
Loss in equity investment, before tax	(63)	(86)	—
Foreign exchange gain (loss), net	430	1,252	(1,733)
Interest expense, net	(571)	(788)	(577)
Gain on bargain purchase of a business	—	6,336	—
Loss on disposal of a business	—	(211)	—
Income before taxes	172,128	144,418	138,900
Provision for income taxes	45,495	51,801	49,166
Net income	$126,633	$92,617	$89,734
Earnings per share of common stock:
Basic	$2.74	$1.95	$1.87
Diluted	$2.72	$1.94	$1.86
Weighted average number of shares of common stock outstanding
Basic	46,213	47,486	48,084
Diluted	46,540	47,774	48,295

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year End December 31,
	2018	2017	2016
Net income	$126,633	$92,617	$89,734
Other comprehensive income:
Translation adjustment, net of tax expense of $0, $0 and ($222) for 2018, 2017 and 2016, respectively	(12,911)	21,418	(3,920)
Unamortized pension adjustments, net of tax benefit (expense) of ($59), $37 and $88, for 2018, 2017 and 2016, respectively	376	(944)	(474)
Comprehensive income	$114,098	$113,091	$85,340

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2016, 2017 and 2018
(In thousands, except per share data)

			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings		Treasury Stock
	Shares	Par Value					Total
Balance at January 1, 2016	48,184	$481	$238,212	$639,707	$(28,576)	$—	$849,824
Net income	—	—	—	89,734	—	—	89,734
Translation adjustment, net of tax	—	—	—	—	(3,920)	—	(3,920)
Pension adjustment, net of tax	—	—	—	—	(474)	—	(474)
Options exercised	270	3	7,973	—	—	—	7,976
Stock-based compensation expense	—	—	13,186	—	—	—	13,186
Tax benefit of options exercised	—	—	251	—	—	—	251
Repurchase of common stock	(1,244)	—	—	—	—	(53,502)	(53,502)
Retirement of common stock	—	(13)	—	(53,489)	—	53,502	—
Cash dividends declared on common stock, $0.70 per share	—	—	—	(33,530)	—	—	(33,530)
Shares issued from release of restricted stock units	217	2	(4,020)	—	—	—	(4,018)
Common stock issued at $33.45 per share	10	—	315	—	—	—	315
Balance at December 31, 2016	47,437	473	255,917	642,422	(32,970)	—	865,842
Net income	—	—	—	92,617	—	—	92,617
Translation adjustment, net of tax	—	—	—	—	21,418	—	21,418
Pension adjustment, net of tax	—	—	—	—	(944)	—	(944)
Options exercised	223	3	6,607	—	—	—	6,610
Stock-based compensation expense	—	—	12,565	—	—	—	12,565
Tax benefit of options exercised	—	—	—	—	—	—	—
Repurchase of common stock	(1,138)	—	(10,000)	—	—	(60,000)	(70,000)
Retirement of common stock	—	(5)	—	(19,995)	—	20,000	—
Cash dividends declared on common stock, $0.81 per share	—	—	—	(38,400)	—	—	(38,400)
Shares issued from release of restricted stock units	214	2	(5,343)	—	—	—	(5,341)
Common stock issued at $44.26 per share	9	—	411	—	—	—	411
Balance at December 31, 2017	46,745	473	260,157	676,644	(12,496)	(40,000)	884,778
Net income	—	—	—	126,633	—		126,633
Translation adjustment, net of tax	—	—	—	—	(12,911)	—	(12,911)
Pension adjustment, net of tax	—	—	—	—	376	—	376
Adoption of new accounting standards	—	—	—	410	381	—	791
Options exercised	23	—	695	—	—	—	695
Stock-based compensation expense	—	—	10,334	—	—	—	10,334
Repurchase of common stock	(1,955)	—	10,000	—	—	(120,540)	(110,540)
Retirement of common stock	—	(22)	—	(135,518)	—	135,540	—
Cash dividends declared on common stock, $0.87 per share	—	—	—	(39,962)	—	—	(39,962)
Shares issued from release of restricted stock units	177	2	(5,147)	—	—	—	(5,145)
Common stock issued at $57.41 per share	8	—	465	—	—	—	465
Balance at December 31, 2018	44,998	$453	$276,504	$628,207	$(24,650)	$(25,000)	$855,514

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$126,633	$92,617	$89,734
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(10,579)	(160)	(780)
Depreciation and amortization	39,393	33,724	27,927
Write-off of software development project	—	676	2,212
Loss in equity method investment, before tax	63	86	—
Gain (adjustment) on bargain purchase of a business	—	(6,336)	—
Loss on disposal of a business	—	211	—
Impairment of goodwill	6,686	—	—
Deferred income taxes	4,950	6,299	(869)
Noncash compensation related to stock plans	11,176	13,908	13,946
Excess tax benefit of options exercised and restricted stock units vested	—	—	(273)
Recovery (provision) of doubtful accounts	569	66	(83)
Foreign exchange gain	(1,841)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Trade accounts receivable	(12,573)	(17,822)	(7,548)
Inventories	(26,425)	(6,580)	(36,617)
Other current assets	5,297	(2,016)	(2,180)
Other noncurrent assets	533	513	336
Trade accounts payable	4,670	1,157	5,785
Accrued liabilities	9,136	10,130	4,290
Accrued profit sharing trust contributions	755	498	757
Accrued cash profit sharing and commissions	1,491	(1,246)	2,064
Long-term liabilities	(2,276)	(718)	242
Accrued workers’ compensation	(173)	(343)	(1,024)
Income taxes payable	2,595	(5,599)	1,046
Net cash provided by operating activities	160,080	119,065	98,965
Cash flows from investing activities
Capital expenditures	(29,310)	(58,041)	(42,002)
Assets acquisitions, net of cash acquired	(2,007)	(27,921)	(5,361)
Equity investments	—	—	(2,500)
Proceeds from sale of property and equipment	21,068	681	1,320
Proceeds from sale of a business	—	9,466	—
Net cash used in investing activities	(10,249)	(75,815)	(48,543)
Cash flows from financing activities
Repayment of long-term borrowings and capital leases	(968)	(354)	—
Repayment of debt and line of credit borrowings	821	(400)	—
Deferred and contingent consideration paid for asset acquisitions	(364)	(205)	(27)
Debt issuance costs	—	—	(1,125)
Repurchase of common stock	(110,540)	(70,000)	(53,502)
Issuance of Company’s common stock	695	6,610	7,976
Excess tax benefit of options exercised and restricted stock units vested	—	—	273
Dividends paid	(39,891)	(36,981)	(32,711)
Cash paid on behalf of employees for shares withheld	(5,146)	(5,341)	(4,018)
Net cash used in financing activities	(155,393)	(106,671)	(83,134)
Effect of exchange rate changes on cash	(2,772)	5,398	424
Net decrease in cash and cash equivalents	(8,334)	(58,023)	(32,288)
Cash and cash equivalents at beginning of year	168,514	226,537	258,825
Cash and cash equivalents at end of year	$160,180	$168,514	$226,537
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
Interest	$160	$121	$284
Income taxes	40,123	50,832	49,425
Noncash activity during the year for
Noncash capital expenditures	$908	$1,533	$2,318
Capital lease obligations	—	3,750	—
Contingent consideration for acquisition	—	1,314	—
Issuance of Company's common stock for compensation	465	411	315
Dividends declared but not paid	9,988	9,954	8,535

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries. Investments in 50% or less owned entities are accounted for using either cost or the equity method. The Company consolidates all variable interest entities ("VIEs") where it is the primary beneficiary. There were no VIEs as of December 31, 2018 or 2017. All significant intercompany transactions have been eliminated.

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

Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and cash equivalents, which are highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents.

Allowance for Doubtful Accounts

The Company evaluates the collectability of specific customer accounts that would be considered doubtful based on the customer’s financial condition, payment history, credit rating and other factors that the Company considers relevant, or accounts that the Company assigns for collection. The Company reserves for the portion of those outstanding balances that the Company believes it is not likely to collect based on historical collection experience. The Company also reserves 100% of the amounts that it deems uncollectable due to a customer’s deteriorating financial condition or bankruptcy. If the financial condition of the Company’s customers were to deteriorate, resulting in probable inability to make payments, additional allowances may be required.

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

The Company applies net realizable value and obsolescence to the gross value of the inventory. The Company estimates net realizable value based on estimated selling price less further costs to completion and disposal. The Company impairs slow-moving products by comparing inventories on hand to projected demand. If on-hand supply of a product exceeds projected demand or if the Company believes the product is no longer marketable, the product is considered obsolete inventory. The Company revalues obsolete inventory to its net realizable value and has consistently applied this methodology. When impairments are established, a new cost basis of the inventory is created. Unexpected change in market demand, building codes or buyer preferences could reduce the rate of inventory turnover and require the Company to recognize more obsolete inventory.

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

Fair Value of Financial Instruments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified under a three-tier fair valuation hierarchy based on the observability of the inputs available in the market: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

As of December 31, 2018 and 2017, the Company’s investments included in cash equivalents consisted of only money market funds, which are the Company’s primary financial instruments and carried at cost, approximating fair value, based on Level 1 inputs. The balance of the Company’s primary financial instruments as of December 31, 2018 and 2017 was $0.2 million and $5.3 million, respectively. The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions is classified as Level 3 within the fair value hierarchy as it is based on unobserved inputs such as management estimates and entity-specific assumptions and is evaluated on an ongoing basis.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Major renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. When assets are sold or retired, their costs and accumulated depreciation are removed from the accounts, and the resulting gains or losses are reflected in the accompanying Consolidated Statements of Operations.

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

Depreciation and Amortization

Software, including amounts capitalized for internally developed software is amortized on a straight-line basis over an estimated useful life of three to five years. Machinery and equipment is depreciated using accelerated methods over an estimated useful life of three to ten years. Buildings and site improvements are depreciated using the straight-line method over their estimated useful lives, which range from 15 to 45 years. Leasehold improvements are amortized using the straight-line method over the shorter of the expected life or the remaining term of the lease. Purchased intangible assets with finite useful lives are amortized using the straight-line method over the estimated useful lives of the assets.

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

Foreign Currency Translation

The local currency is the functional currency of most of the Company’s operations in Europe, Canada, Asia, Australia and New Zealand. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the year. The translation adjustment resulting from this process is shown separately as a component of stockholders’ equity. Foreign currency transaction gains or losses are included in general and administrative expenses.

Revenue Recognition

Generally, the Company's revenue contract with a customer exists when the goods are shipped, and services are rendered; and its related invoice is generated. The duration of the contract does not extend beyond the promised goods or services already transferred. The transaction price of each distinct promised product or service specified in the invoice is based on its relative stated standalone selling price. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer at a point in time. The Company’s shipping terms provide the primary indicator of the transfer of control. The Company's general shipping terms are F.O.B. shipping point, where title and risk and rewards of ownership transfer at the point when the products leave the Company's warehouse. The Company recognizes revenue based on the consideration specified in the invoice with a customer, excluding any sales incentives, discounts, and amounts collected on behalf of third parties (i.e., governmental tax authorities). Based on historical experience with the customer, the customer's purchasing pattern and its significant experience selling products, the Company concluded that a significant reversal in the cumulative amount of revenue recognized will not occur when the uncertainty (if any) is resolved (that is, when the total amount of purchases is known). Refer to Note 2 for additional information.

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

Product and Software Research and Development Costs

Product research and development costs, which are included in operating expenses and are charged against income as incurred, were $10.8 million, $10.6 million and $10.8 million in 2018, 2017 and 2016, respectively. The types of costs included as product research and development expenses was revised in 2017 and prior years to include all related personnel costs including salary, benefits, retirement, stock-based compensation costs, as well as computer and software costs, professional fees, supplies, tools and maintenance costs. In 2018, 2017 and 2016, the Company incurred software development expenses related to its expansion into the plated truss market and some of the software development costs were capitalized. See "Note 8 — Property, Plant and Equipment." The Company amortizes acquired patents over their remaining lives and performs periodic reviews for impairment. The cost of internally developed patents is expensed as incurred.

Selling Costs

Selling costs include expenses associated with selling, merchandising and marketing the Company’s products. Major components of these expenses are personnel, sales commissions, facility costs such as rent, depreciation and utilities, professional services, information technology costs, sales promotion, advertising, literature and trade shows.

Advertising Costs

Advertising costs are included in selling expenses are expensed when the advertising occurs and were $7.6 million, $9.6 million and $7.1 million in 2018, 2017, and 2016, respectively.

General and Administrative Costs

General and administrative costs include personnel, information technology related costs, facility costs such as rent, depreciation and utilities, professional services, amortization of intangibles and bad debt charges.

Accounting for Stock-Based Compensation

The Company recognizes stock-based expense related to stock options and restricted stock awards on a straight-line basis, net of forfeitures, over the requisite service period of the awards, which is generally the vesting term of four years. Stock-based expense related to performance share grants are measured based on grant date fair value and expensed on a graded basis over the service period of the awards, which is generally a performance period of three years. The assumptions used to calculate the fair value of options or restricted stock units are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

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

Recently Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (later codified as ASC 606), Revenue from Contracts with Customers (“ASC 606”), which supersedes nearly all existing revenue recognition guidance under GAAP. ASC 606 provides a five-step model for revenue recognition to be applied to all revenue contracts with customers. The five-step model includes: (1) determination of whether a contract, an agreement between two or more parties that creates legally enforceable rights and obligations, exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligations are satisfied. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The standard is effective for annual and interim periods beginning after December 15, 2017 and permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company adopted the new revenue standard on January 1, 2018 using the modified retrospective approach. Refer to Note 2 for additional information.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge or Step 2 of the goodwill impairment analysis. Instead, an impairment charge will be recorded based on the excess of a reporting unit's carrying amount over its fair value using Step 1 of the goodwill impairment analysis. On January 1, 2018, the Company prospectively adopted ASU 2017-04. In 2018, the Company applied ASU 2017-04 to the Company's measurement of impairment for its Denmark reporting unit. Refer to Note 9 for additional information.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 allows but not require a reclassification from Accumulated other Comprehensive Income to Retained Earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. During the fourth quarter of 2018, the Company early adopted the new accounting guidance and elected to reclass the stranded tax effects under ASU 2018-02. The election resulted in a reclass of $0.4 million to retained earnings.

All other issued and effective accounting standards during 2018 were determined to be not relevant or material to the Company.

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

Optional transition method - ASC 2018-11, Topic 842, Targeted Improvements (issued in July 2018) provide entities with an additional (and optional) transition method to adopt the new lease standard. This additional transition method allows a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without adjusting the comparative periods presented.  On January 1, 2019, the Company will adopt the new lease standard using the optional transition method.

During the fourth quarter of 2018, in preparation for the adoption of the new lease accounting standard, the Company has implemented internal controls and a new lease accounting information system to enable the preparation of financial information. The Company will elect and apply practical transition expedients of not reassessing whether any expired or existing contracts are or contain leases; not reassessing the lease classification for any expired or existing leases and not reassessing initial direct costs for any existing leases. The adoption of Topic 842 will result in recognition of right-of-use ("ROU") assets and lease liabilities of approximately $36.0 million to $37.0 million and approximately $35.0 million to $36.0 million, respectively on January 1, 2019, on the Company’s balance sheets. The most significant impact from recognition of ROU assets and lease liabilities is related primarily to facilities and auto operating leases.

2.	Revenue from Contracts with Customers

On January 1, 2018, the Company adopted the New Revenue Standard ("Topic 606") using the modified retrospective method and recorded an $0.8 million, net of tax, increase to opening retained earnings on January 1, 2018 as the cumulative effect of adopting Topic 606 for estimated rights of return assets on product sales.

Disaggregated revenue

Under Topic 606, the Company disaggregates net sales consistent with the distribution of the Company's net sales by the following product groups as noted in Note 18 segment information of these financial statements.

•	Wood Construction Products Revenue. Wood construction products represented almost 85% of total net sales in the year ended December 31, 2018.

•	Concrete Construction Products Revenue. Concrete construction products represented 15% of total net sales in the year ended December 31, 2018.

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

Reconciliation of contract balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of December 31, 2018, the Company had no contract assets or contract liabilities from contracts with customers.

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

3.	Net Income per Share

The following shows a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	For the Year Ended December 31,
(in thousands, except per-share amounts)	2018	2017	2016
Net income available to common stockholders	$126,633	$92,617	$89,734

Basic weighted average shares outstanding	46,213	47,486	48,084
Dilutive effect of potential common stock equivalents	327	288	211
Diluted weighted average shares outstanding	46,540	47,774	48,295
Net earnings per share:
Basic	$2.74	$1.95	$1.87
Diluted	$2.72	$1.94	$1.86

4.	Stockholders' Equity

Stock Repurchase Program

At its meeting in August 2016, the Board authorized the Company to repurchase up to $125 million of its common stock. This authorization increased and extended the $50.0 million repurchase authorization from February 2016. At its meeting in August 2017, the Board authorized the Company to repurchase up to $275.0 million of its common stock. This authorization increased and extended the $125.0 million repurchase authorization from August 2016 and remained in effect through December 31, 2018.

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

In February 2018, the Company received 182,171 shares of its common stock as the final delivery for the 2017 December ASR Program. For the year ended December 31, 2018, the Company repurchased 1,772,658 shares of the Company's common stock on the open market at an average price of $62.69 per share. As of December 31, 2018, the Company repurchased approximately $234.6 million of the Company's previously announced $275.0 million share repurchase authorization (which expired at the end of 2018).

At the Company's meeting in December 2018, the Board authorized the Company to repurchase up to $100.0 million of its common stock which will remain in effect through the end of 2019.

See the "Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016."

Comprehensive Income or Loss

The following shows the components of accumulated other comprehensive income or loss as of December 31, 2018 and 2017, respectively:

	Foreign Currency Translation	Pension Benefit	Total
(in thousands)
Balance at January 1, 2016	$(27,552)	$(1,024)	$(28,576)
Other comprehensive income before reclassification net of tax benefit (expense) of ($222) and $87, respectively	(3,920)	(474)	(4,394)
Balance at December 31, 2016	(31,472)	(1,498)	(32,970)
Other comprehensive loss net of tax benefit (expense) of ($0) and $37, respectively	21,273	(944)	20,329
Amounts reclassified from accumulative other comprehensive income, net of $0 tax	145	—	145
Balance at December 31, 2017	(10,054)	(2,442)	(12,496)
Other comprehensive loss net of tax benefit (expense) of $0 and $59, respectively	(12,911)	757	(12,154)
Balance at December 31, 2018	$(22,965)	$(1,685)	$(24,650)

5.	Stock-Based Compensation

The Company currently maintains an equity incentive plan, the Simpson Manufacturing Co., Inc. Amended and Restated 2011 Incentive Plan (the “2011 Plan”). The 2011 Plan amended and restated in their entirety, and incorporated and superseded, both the Simpson Manufacturing Co., Inc. 1994 Stock Option Plan (the “1994 Plan”), which was principally for the Company’s employees, and the Simpson Manufacturing Co., Inc. 1995 Independent Director Stock Option Plan (the “1995 Plan”), which was for the Company's independent directors. Awards previously granted under the 1994 Plan or the 1995 Plan will not be affected by the adoption of the 2011 Plan and will continue to be governed by the 1994 Plan or the 1995 Plan, respectively. The Company does not currently intend to award incentive stock options or restricted stock units under the 1994 Plan or the 1995 Plan.

Under the 2011 Plan, no more than 16.3 million shares of the Company’s common stock in aggregate may be issued including shares already issued pursuant to prior awards granted under the 2011 Plan. Shares of common stock underlying awards to be issued pursuant to the 2011 Plan are registered under the Securities Act. Under the 2011 Plan, the Company may grant restricted stock and restricted stock units, although the Company currently intends to award primarily performance-based and/or time-based restricted stock units ("RSUs").

The following table shows the Company’s stock-based compensation activity:

	Fiscal Years Ended December 31,
(in thousands)	2018	2017	2016
Stock-based compensation expense recognized in operating expenses	$10,356	$12,744	$13,113
Tax benefit of stock-based compensation expense in provision for income taxes	2,476	4,575	4,757
Stock-based compensation expense, net of tax	$7,880	$8,169	$8,356
Fair value of shares vested	$15,372	$11,043	$13,186
Proceeds to the Company from the exercise of stock-based compensation	$695	$6,610	$7,976
Tax benefit from exercise of stock-based compensation, including shortfall tax benefits	$—	$—	$(251)

The Company allocates stock-based compensation expense among cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation cost capitalized in inventory was immaterial for all periods presented.

The following table summarizes the Company’s unvested restricted stock unit activity for the year ended December 31, 2018:

	Shares (in thousands)	Weighted- Average Price	Aggregate Intrinsic Value * (in thousands)
Unvested Restricted Stock Units (RSUs)
Outstanding at January 1, 2018	696	$35.34	$39,609
Awarded	189	54.99
Vested	(263)	35.23
Forfeited	(18)	39.23
Outstanding at December 31, 2018	604	$41.37	$32,669
Outstanding and expected to vest at December 31, 2018	598	$41.32	$32,388

*  The intrinsic value for outstanding and expected to vest is calculated using the closing price per share of $54.13, as reported by the New York Stock Exchange on December 31, 2018.

During the year ended December 31, 2018, the Company granted 189,167 RSUs to the Company's employees, including officers, and eight non-employee directors at an estimated weighted average fair value of $54.99 per share, based on the closing price (adjusted for certain market factors, and to a lesser extent, the present value of dividends) of the Company's common stock on the grant grants. The RSUs granted to the Company's employees may be time-based, performance-based or time- and performance-based. Certain of the performance-based RSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the RSU agreement over a cumulative three year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time- and performance based RSUs are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year life of the award, and require the underlying shares of the Company's common stock to be subject to a performance-based adjustment during the first year.

The total intrinsic value of RSUs vested during the years ended December 31, 2018, 2017 and 2016 was $9.8 million, $10.8 million and $10.3 million, respectively, based on the market value on the vest date.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2018:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value* (in thousands)
Non-Qualified Stock Options
Outstanding at January 1, 2018	28	$29.66	0.1	$780
Exercised	(23)	$29.66
Forfeited	(5)	$29.66
Outstanding and exercisable at December 31, 2018	—	$—	—	$—

The total intrinsic value of stock options exercised during each of the three years ended December 31, 2018, 2017 and 2016, was $0.7 million, $4.6 million and $3.1 million, respectively. Currently, the Company is not awarding stock options under its 2011 Plan.

As of December 31, 2018, the Company's aggregate unamortized stock compensation expense was approximately $10.3 million, which is entirely attributable to unvested RSUs and is expected to be recognized in expense over a weighted-average period of approximately 2.1 years.

Stock Bonus Plan

The Company also maintains a stock bonus plan, the Simpson Manufacturing Co., Inc. 1994 Employee Stock Bonus Plan (the “Stock Bonus Plan”), whereby it awards shares of the Company’s common stock to employees, who do not otherwise participate in any of the Company’s equity-based incentive plans and meet minimum service requirements as determined by the Committee. The number of shares awarded, as well as the required period of service, is determined by the Committee. Shares have generally been awarded under the Stock Bonus Plan following the year in which the respective employee reached his or her tenth, twentieth, thirtieth, fortieth or fiftieth anniversary of employment with the Company or any direct or indirect subsidiary thereof. The Company awarded 9,000 shares for service through 2018, (5,500 shares to be issued and 3,500 shares of which are expected to be settled in cash for the Company's foreign employees). In 2017 and 2016, the Company awarded 12,000 and 10,000 shares, respectively. As a result, we recorded pre-tax compensation charges of $0.8 million, $1.2 million and $0.8 million for each of the years ended December 31, 2018, 2017 and 2016, respectively. The charges also include cash bonuses to compensate employees for income taxes payable as a result of the stock bonuses.

6. Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	December 31,
(in thousands)	2018	2017
Trade accounts receivable	$149,886	$139,910
Allowance for doubtful accounts	(1,364)	(996)
Allowance for sales discounts	(2,470)	(2,956)
	$146,052	$135,958

The Company adopted ASC 606 effective January 1, 2018, resulting in the reclassification of an estimated refund liability of $0.8 million from allowance for sales discounts and returns to other current liabilities as of December 31, 2018.

7.	Inventories

The components of inventories consisted of the following:

	December 31,
(in thousands)	2018	2017
Raw materials	$98,058	$91,022
In-process products	24,645	26,849
Finished products	153,385	135,125
	$276,088	$252,996

8.	Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2018	2017
Land	$30,034	$33,087
Buildings and site improvements	198,809	212,817
Leasehold improvements	4,826	4,684
Machinery and equipment	330,076	300,334
	563,745	550,922
Less accumulated depreciation and amortization	(318,388)	(299,907)
	245,357	251,015
Capital projects in progress	9,240	22,005
	$254,597	$273,020

Included in property, plant and equipment at December 31, 2018 and 2017, are fully depreciated assets with an original cost of $196.8 million and $189.9 million, respectively. These fully depreciated assets are still in use in the Company’s operations. The Company capitalizes certain development costs associated with internal use software, including the direct costs of services provided by third-party consultants and payroll for internal employees, both of which are performing development and implementation activities on a software project. As of December 31, 2018 and 2017, the Company had capitalized software development costs subject to amortization of $39.1 million and $20.5 million, respectively, and as of December 31, 2018 and 2017, $3.6 million and $12.2 million, respectively, included in capital projects in progress.

In November 2018, the Company sold a facility that was not occupied by the Company and was leased to a third party. The Company received net proceeds of $17.5 million, after closing costs and sales price adjustments

Depreciation expense, including depreciation of equipment, internally developed software and software acquired through capital lease arrangements, was $33.3 million, $27.3 million and $21.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

9.	Goodwill and Intangible Assets
Goodwill
The annual changes in the carrying amount of goodwill, by segment, as of December 31, 2017 and 2018, were as follows, respectively:

(in thousands)	North America	Europe	Asia Pacific	Total
Balance as of January 1, 2017
Goodwill	$96,154	$51,031	$1,375	$148,560
Accumulated impairment losses	(10,666)	(13,415)	—	(24,081)
	85,488	37,616	1,375	124,479
Goodwill acquired	10,066	—	—	10,066
Foreign exchange	198	2,472	114	2,784
Reclassifications (1)	3	(192)	—	(189)
Balance as of December 31, 2017				0
Goodwill	106,421	53,311	1,489	161,221
Accumulated impairment losses	(10,666)	(13,415)	—	(24,081)
	95,755	39,896	1,489	137,140
Goodwill acquired	913	—	—	913
Foreign exchange	(233)	(738)	(145)	(1,116)
Balance as of December 31, 2018				0
Goodwill	107,101	52,573	1,344	161,018
Accumulated impairment losses	(10,666)	(20,102)	—	(30,768)
	$96,435	$32,471	$1,344	$130,250
 (1) During 2017, $3 thousand and $192 thousand was reclassified to other assets, with a corresponding $189 thousand decrease in goodwill related to the CG
Visions and MS Decoupe acquisitions.

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

The Company determined that the Australia reporting unit includes three components: Australia, New Zealand, and United Arab Emirates (collectively, the “AU Components”). The Company aggregates the AU Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the AU Components working in concert. The AU Components are economically similar because of a number of factors, including that New Zealand, and United Arab Emirates operate as extensions of their Australian parent company selling similar products and sharing assets and services such as intellectual property, manufacturing assets for certain products, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the AU Components level and costs are allocated among the AU Components.

The Company determined that the S&P Clever reporting unit includes ten components: S&P Switzerland, S&P Poland, S&P Austria, S&P The Netherlands, S&P Portugal, S&P Germany, S&P France, Socom, S&P Nordic and S&P Spain (collectively, the "S&P Components”). The Company aggregates the S&P Components into a single reporting unit because management concluded that they are economically similar and that the goodwill is recoverable from the S&P Components working in concert. The S&P Components are economically similar because of a number of factors, including sharing assets and services such as intellectual property, manufacturing assets for certain products, research and development projects, manufacturing processes, management of inventory excesses and shortages and administrative services. These activities are managed centrally at the S&P Components level and costs are allocated among the S&P Components.

The Company may first assess qualitative factors related to the goodwill of the reporting unit to determine whether it is necessary to perform an impairment test. If the Company judges that it is more likely than not that the fair value of the reporting unit is greater than the carrying amount of the reporting unit, including goodwill, no further testing is required. This assessment method was not utilized in our 2018 annual goodwill impairment test.

For all reporting units, the Company compares the fair value of the reporting unit to its carrying value. The fair value calculation uses both the income approach (discounted cash flow method) and the market approach, equally weighted. If the Company judges that the carrying value of the net assets assigned to the reporting unit, including goodwill, exceeds the fair value of the reporting unit, the Company would record an impairment charge equal to the difference between the implied fair value of the goodwill and the carrying value, not to exceed the goodwill asset's carrying amount.

Determining the fair value of a reporting unit, or an indefinite-lived purchased intangible asset, requires significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins and working capital requirements used to calculate projected future cash flows, risk-adjusted discount rates, selected multiples, control premiums and future economic and market conditions (Level 3 fair value inputs). The Company bases its fair value estimates on assumptions that it believes to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

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

The 2018 annual testing of goodwill for impairment resulted in an impairment charge. The carrying value of the Denmark reporting unit exceeded its fair value in an amount that approximated the carrying value of its goodwill, primarily due to the reporting unit not meeting management's pre-tax operating profit objectives. As a result, the Company impaired all of the Denmark reporting unit’s goodwill, which was $6.7 million at December 31, 2018.

The 2017 and 2016 annual testing of goodwill for impairment did not result in impairment charges.

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
The total gross carrying amount and accumulated amortization of definite-lived intangible assets at December 31, 2018 were $53.2 million and $28.8 million, respectively. The aggregate amount of amortization expense of intangible assets for the years ended December 31, 2018, 2017 and 2016 was $6.2 million, $6.0 million and $6.1 million, respectively.

The annual changes in the carrying amounts of patents, unpatented technologies, customer relationships and non-compete agreements and other intangible assets subject to amortization for the years ended December 31, 2018 and 2017 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents
Balance at January 1, 2017	$1,718	$(528)	$1,190
Acquisition	800	—	$800
Amortization	—	(187)	(187)
Foreign exchange	2	—	2
Removal of fully amortized assets	(170)	170	—
Balance at December 31, 2017	2,350	(545)	1,805
Amortization	—	(107)	(107)
Removal of fully amortized assets	(241)	241	—
Balance at December 31, 2018	$2,109	$(411)	$1,698

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unpatented Technology
Balance at January 1, 2017	$21,162	$(9,003)	$12,159
Amortization	—	(1,976)	(1,976)
Foreign exchange	505	—	505
Balance at December 31, 2017	21,667	(10,979)	10,688
Amortization	—	(2,557)	(2,557)
Reclassifications (1)	277	—	277
Foreign exchange	(90)	$—	(90)
Removal of fully amortized assets	(1,192)	1,192	—
Balance at December 31, 2018	$20,662	$(12,344)	$8,318
 (1) Reclassifications in 2018 of $0.3 million in unpatented technology, with a corresponding reduction in other assets related to Technogrout asset acquisition.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Compete Agreements, Trademarks and Other

Balance at January 1, 2017	$6,727	(4,100)	2,627
Acquisition	9,260	—	9,260
Amortization	—	(2,495)	(2,495)
Foreign exchange	16	—	16
Removal of fully amortized assets	(3,778)	3,778	—
Balance at December 31, 2017	12,225	(2,817)	9,408
Acquisition	879	—	879
Amortization	—	(1,757)	(1,757)
Reclassifications	(24)	—	(24)
Removal of fully amortized asset	(855)	855	—
Balance at December 31, 2018	$12,225	$(3,719)	$8,506

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships
Balance at January 1, 2017	$21,217	(14,945)	6,272
Acquisition	1,091	—	1,091
Amortization	—	(1,574)	(1,574)
Reclassifications(1)	626	—	626
Foreign exchange	394	—	394
Removal of fully amortized assets	(5,650)	5,650	—
Balance at December 31, 2017	17,678	(10,869)	6,809
Amortization	—	(1,430)	(1,430)
Foreign exchange	(115)	—	(115)
Balance at December 31, 2018	$17,563	$(12,299)	$5,264
     (1) During 2017, $0.6 million was reclassified to customer relationships with a corresponding $0.6 million decrease in other assets related to the MS Decoupe acquisition.

At December 31, 2018, estimated future amortization of intangible assets was as follows:

(in thousands)

2019	$5,319
2020	5,287
2021	4,807
2022	2,928
2023	2,124
Thereafter	3,321
$23,786

Indefinite-Lived Intangible Assets

As of December 31, 2018, the only indefinite-lived intangible asset, consisting of a trade name, totaled $0.6 million.

Definite-lived and indefinite-lived assets, net, by segment as of December 31, 2018 and 2017 were as follows:

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Total Intangible Assets
North America	$30,775	$(13,732)	$17,043
Europe	23,762	(11,479)	12,283
Total	$54,537	$(25,211)	$29,326

	At December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Total Intangible Assets
North America	$30,825	$(16,002)	$14,823
Europe	22,353	(12,774)	9,579
Total	$53,178	$(28,776)	$24,402

10.	Acquisitions and Dispositions

Under the business combinations topic of the FASB ASC 805, the Company accounts for acquisitions where the acquiree meets the definition of an acquired business as business combinations and ascribes acquisition-date fair values to the acquired assets and assumed liabilities. Provisional fair value measurements are made at the time of the acquisitions. Adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as information necessary to complete the analysis is obtained. Fair value of intangible assets are generally based on Level 3 inputs.

CG Visions, Inc.

In January 2017, to support our strategic initiative to sell engineered products solutions, the Company acquired CG Visions, Inc. ("CG Visions"), an Indiana corporation for $20.8 million. CG Visions provides scalable technologies and services in building information modeling ("BIM") technologies, estimation tools and software solutions to a number of the top 100 mid-sized to large builders in the United States, which are expected to complement and support the Company's sales in North America. During the third quarter of 2017, the Company finalized its fair value measurement of assets acquired and liabilities assumed in this acquisition. CG Visions assets and liabilities included other current assets of $0.5 million, noncurrent assets of $20.4 million, current liabilities and contingent consideration of $1.1 million. Included in noncurrent assets was goodwill of $10.1 million, which was assigned to the North America segment, and intangible assets of $10.3 million, both of which are not subject to tax-deductible amortization. The estimated weighted-average amortization period for the intangible assets is 7 years.

Gbo Fastening Systems AB

In January 2017, the Company acquired Gbo Fastening Systems AB ("Gbo Fastening Systems"), a Sweden limited company, for $10.2 million. Gbo Fastening Systems manufactures and sells a complete line of CE-marked structural fasteners as well as fastener dimensioning software for wood construction applications, currently sold mostly in northern and eastern Europe, which are expected to complement the Company's line of wood construction products in Europe. The Gbo Fastening Systems acquisition result in a $6.3 million gain on bargain purchase of a business, which was included in the consolidated statements of operation. Without speculating regarding the sellers' motivation, the Company does not know why Gbo Fastening Systems was sold below fair value, resulting in a nonrecurring bargain purchase gain for the Company.

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

The results of operations of the businesses acquired in 2016 through 2018 have been in the Company’s consolidated results of operations since the date of the acquisition. They were not material to the Company on an individual or aggregate basis, and accordingly, pro forma results of such operations have not been presented.

Sales of Gbo Poland and Gbo Romania

As a result of incompatibility with Simpson's market strategy, the Company completed the sale of all of its equity in Gbo Fastening Systems' Poland and Gbo Romania subsidiaries on September 29, 2017 and October 31, 2017, respectively, for approximately $10.2 million, resulting in a loss of $0.2 million which was presented in the accompanying statements of operations.

11.	Equity Investments

In December 2016, the Company acquired a 25.0% equity interest in Ruby Sketch Pty Ltd. (“Ruby Sketch”), an Australian proprietary limited company, for $2.5 million. The Company has accounted for its ownership interest using the equity method of accounting and recognized Ruby Sketch investment at cost. The investment will fluctuate in future periods based on the Company’s allocable share of earnings or losses from the investment which is recognized through earnings.

Ruby Sketch develops software that assists in designing residential structures, primarily used in Australia and potentially for the North America market. The Company’s future relationship with Ruby Sketch also could potentially include the specification of the Company’s products in Ruby Sketch's software. The Company has no obligation to make any additional capital contributions to Ruby Sketch.

12.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2018	2017
Sales incentive and advertising accruals	$36,312	$31,143
Vacation liability	2,901	8,993
Dividend payable	10,024	9,954
Labor related liabilities	22,365	20,196
Sales taxes payable and other	26,970	18,199
	$98,572	$88,485

13.	Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at December 31, 2018 was $304.0 million including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a $300.0 million revolving line of credit, which expires on July 23, 2021. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of United States dollars appearing on Reuters LIBOR1screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at December 31, 2018, the LIBOR Rate was 2.46%, or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. There was no amount outstanding under this revolving line of credit as of December 31, 2018 and 2017, respectively.

In addition to the $300.0 million credit facility, the Company’s borrowing capacity under other revolving credit lines totaled $3.4 million at December 31, 2018. The other revolving credit lines charge interest ranging from 0.49% to 9.50% and have maturity dates of December 2019. The Company had $0.8 million outstanding under these other revolving lines of credit as of December 31, 2018, and had no outstanding balance as of December 31, 2017.

The Company and its subsidiaries are required to comply with various affirmative and negative covenants. The covenants include provisions that would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations. The Company was in compliance with its financial covenants under the loan agreement as of December 31, 2018.

The Company incurs interest costs, which include interest, maintenance fees and bank charges. The amount of costs incurred, capitalized, and expensed for the years ended December 31, 2018, 2017 and 2016, consisted of the following:

	Years Ended December 31,
	2018	2017	2016
Interest costs incurred	$1,224	$1,249	$1,167
Less: Interest capitalized	(160)	(72)	(20)
Interest expense	$1,064	$1,177	$1,147

Capital Lease Obligations

During 2017, the Company entered into two four-year lease agreements for certain office equipment with Cisco Systems Capital Corporation for a total of approximately $4.4 million, which was recorded in fixed assets as capital lease obligations. These capital lease obligations are included in current liabilities and other long-term liabilities in the accompanying consolidated balance sheets. The interest rates for these two capital leases are 2.89% and 3.50%, respectively, and the two leases will mature in May 2021 and July 2021, respectively.

As of December 31, 2018, the current portion of the outstanding liability for the leased equipment was approximately $1.1 million and the long-term portion was approximately $1.6 million.

14.	Commitments and Contingencies

Leases

Certain properties occupied by the Company are leased. The leases expire at various dates through 2026 and generally require the Company to assume the obligations for insurance, property taxes and maintenance of the facilities.

Rental expense for 2018, 2017 and 2016 with respect to all leased property was approximately $6.9 million, $6.4 million and $5.9 million, respectively.

At December 31, 2018, minimum rental commitments under all non-cancelable leases were as follows:

(in thousands)

2019	$6,962
2020	5,830
2021	4,481
2022	3,457
2023	2,399
Thereafter	8,563
Total	$31,692

Some of these minimum rental commitments contain renewal options and provide for periodic rental adjustments based on changes in the consumer price index or current market rental rates. Other rental commitments provide options to cancel early without penalty. Future minimum rental payments under the earliest cancellation options are included in the minimum rental commitments in the table above.

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

At December 31, 2018, other contractual obligations were as follows:

(in thousands)

As of December 31, 2018	Debt and Interest Obligations	Capital Lease Obligations	Purchase Obligations	Total
2019	$1,234	$1,160	$28,438	$30,832
2020	450	1,160	2,367	3,977
2021	250	484	1,507	2,241
2022	—	—	583	583
2023	—	—	—	—
Thereafter	—	—	—	—
Total	$1,934	$2,804	$32,895	$37,633

Employee Relations

As of December 31, 2018, in the U.S. approximately 14% of our employees are represented by labor unions and are covered by collective bargaining agreements. The Company has two-facility locations with collective bargaining agreements covering tool and die craftsmen, maintenance workers, and sheet-metal workers. In Stockton, California, two union contracts will expire in September 2019 and June 2023, respectively. Also, the Company has two contracts in San Bernardino County, California that will expire in June 2022 and February 2021, respectively. The Company expects to agree on the extension with the existing labor union contract that will expire in September 2019, while parties are negotiating a new agreement. Based on current information and subject to future events and circumstances, the Company believes that, even if new agreements are not reached before the existing labor union contracts expire, it is not expected to have a material adverse effect on the Company's ability to provide products to customers or on the Company's profitability.

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

Charles Vitale, et al. v. D.R. Horton, Inc. and D.R. Horton-Schuler Homes, LLC, Civil No. 15-1-1347-07, a putative class action lawsuit, was filed in the Hawaii First Circuit on July 13, 2015, in which the plaintiff homeowners allege that all homes built by D.R Horton/D.R. Horton-Schuler Homes (collectively, “Horton Homes”) in the State of Hawaii have strap-tie holdowns that are suffering premature corrosion. The complaint alleges that various manufacturers make strap-tie holdowns that suffer from such corrosion. Although the plaintiffs’ original complaint did not specifically reference the Company’s products, their subsequent amended complaints make such reference. The amended complaints also allege that sill plates made by a third party are prematurely corroding. The Company is not currently a party to the Vitale lawsuit, but the lawsuit in the future could potentially involve the Company’s strap-tie holdowns and mudsill anchors. If claims are asserted against the Company in the Vitale case, it will vigorously defend any such claims, whether brought by the plaintiff homeowners or by Horton Homes. Based on the facts currently known, and subject to future events and circumstances, the Company believes that all or part of any claims that any party might bring against it related to the Vitale case may be covered by its insurance policies.

Ronald Yee, et al. v. D.R. Horton, Inc. and D.R. Horton-Schuler Homes, LLC, Civil No. 18-1-1748-10, a putative class action lawsuit, was filed in the Hawaii First Circuit on October 30, 2018 in which the plaintiff homeowners allege that all homes built by D.R Horton/D.R. Horton-Schuler Homes (collectively, “Horton Homes”) in the State of Hawaii have strap-tie holdowns and mudsill anchors made by the Company that are suffering premature corrosion. The case is related to the Vitale matter discussed above. The complaint also alleges that sill plates made by a third party are prematurely corroding. The plaintiff homeowners have not sued the Company, and the Company is not currently a party to the Yee lawsuit. The lawsuit in the future could potentially involve the Company. If claims are asserted against the Company in the Yee case, it will vigorously defend any such claims, whether brought by the plaintiff homeowners or by Horton Homes. Based on the facts currently known, and subject to future events and circumstances, the Company believes that all or part of any claims that any party might bring against it related to the Yee case may be covered by its insurance policies

Given the nature and the complexities involved in the Gentry, Vitale and Yee proceedings, the Company is unable to estimate reasonably the likelihood of possible loss or a range of possible loss until the Company knows, among other factors, (i) the specific claims brought against the Company and the legal theories on which they are based; (ii) what claims, if any, might be dismissed without trial; (iii) how the discovery process will affect the litigation; (iv) the settlement posture of the other parties to the litigation; (v) the damages to be proven at trial, particularly if the damages are not specified or are indeterminate; (vi) the extent to which the Company’s insurance policies will cover the claims or any part thereof, if at all; and (vii) any other factors that may have a material effect on the proceeding.

15.	Income Taxes

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

While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions: the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, the Company has elected to treat any GILTI inclusions as a period cost.

The BEAT provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company is not subject to this tax and therefore has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2018.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued by the SEC to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. During the year ended December 31, 2017, the Company recorded provisional amounts for $2.8 million of deferred tax benefit recorded in connection with the re-measurement of deferred tax assets and liabilities and $3.8 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings. As of December 31, 2018, we have completed our accounting for the tax effects of the Tax Reform Act. Subsequent adjustments to these amounts resulted in additional tax benefits recorded during 2018 of approximately $0.7 million and $0.6 million, respectively. Management will continue to monitor any changes in tax law.

The provision for income taxes from operations consisted of the following:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Current
Federal	$27,410	$36,077	$39,649
State	9,515	6,357	7,053
Foreign	4,605	3,068	3,333
Deferred
Federal	3,179	6,093	260
State	263	544	13
Foreign	523	(338)	(1,142)
	$45,495	$51,801	$49,166

Income and loss from operations before income taxes for the years ended December 31, 2018, 2017, and 2016, respectively, consisted of the following:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Domestic	$169,109	$132,105	$131,827
Foreign	3,019	12,313	7,073
	$172,128	$144,418	$138,900

At December 31, 2018, the Company had $37.0 million of pre-tax loss carryforwards in various foreign taxing jurisdictions, of which $0.9 million will begin to expire between 2019 and 2025. The remaining tax losses can be carried forward indefinitely.

At December 31, 2018, and 2017, the Company had deferred tax valuation allowances of $13.3 million and $11.1 million, respectively. The valuation allowance increased $2.1 million and $4.2 million for the years ended December 31, 2018 and 2017, respectively. The increase in 2018 valuation allowances was primarily a result of increases in foreign losses in jurisdictions where the Company has recorded a full valuation allowance. The increase in 2017 valuation allowances was primarily due to the Company's remaining foreign tax credits carryforward in the U.S. As of December 31, 2018, the Company believes it is more likely than not that these foreign tax credits will expire unrealized under the Tax Reform Act.

The Company has not historically recorded federal income taxes on the undistributed earnings of its foreign subsidiaries because such earnings are reinvested and, in the Company’s opinion, will continue to be reinvested indefinitely. The Tax Reform Act provided for a one-time transition tax on the mandatory deemed repatriation of foreign earnings through the year ended December 31, 2017, and as a result, the Company recorded a net $3.2 million tax liability based on undistributed foreign earnings of approximately $23.9 million. As a result of the implications of the 2017 Tax Reform Act and in satisfying Management’s 2020 Plan, the Company announced one-time distributions from select foreign jurisdictions to the U.S. during 2018. The Company repatriated approximately $63.0 million between the third and fourth quarter and recorded taxes of approximately $1.0 million which is primarily comprised of withholding taxes and state income taxes. The Company intends to limit any possible future distributions to earnings previously taxed in the U.S. As a result, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries. Determination of the related amount of unrecognized deferred U.S. income taxes is not practicable because of the complexities associated with this hypothetical calculation.

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes for its operations were as follows:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Federal tax rate	21.0%	35.0%	35.0%
State taxes, net of federal benefit	4.5%	3.2%	3.4%
Tax benefit of domestic manufacturing deduction	—%	(2.0)%	(2.5)%
Mandatory deemed repatriation of foreign earnings	—%	2.7%	—%
Change in U.S. tax rate applied to deferred taxes	—%	(1.9)%	—%
Change in valuation allowance	1.3%	1.3%	(0.1)%
True-up of prior year tax returns to tax provision	(1.2)%	(0.5)%	(0.2)%
Difference between United States statutory and foreign local tax rates	0.5%	(0.8)%	(0.3)%
Change in uncertain tax position	(0.1)%	—%	(0.2)%
Other	0.4%	(1.1)%	0.3%
Effective income tax rate	26.4%	35.9%	35.4%

The decrease in the Company’s effective tax rate is primarily driven by the reduced U.S. federal income tax rate in 2018.

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 2018 and 2017, respectively, were as follows:

	December 31,
(in thousands)	2018	2017
Deferred asset taxes
State tax	$919	$1,390
Workers’ compensation	785	822
Health claims	445	487
Vacation liability	370	1,008
Allowance for doubtful accounts	171	104
Inventories	5,659	5,385
Sales incentive and advertising allowances	799	709
Stock-based compensation	3,074	2,967
Unrealized foreign exchange gain or loss	440	291
Foreign tax credit carryforwards	5,043	4,453
Uncertain tax positions’ unrecognized tax benefits	39	31
Foreign tax loss carry forward	8,091	6,892
Other	1,813	1,291
	$27,648	$25,830
Less valuation allowances	(13,254)	(11,114)
Total deferred asset taxes	$14,394	$14,716

Deferred tax liabilities
Depreciation	$(9,189)	$(7,050)
Goodwill and other intangibles amortization	(13,027)	(11,331)
Tax effect on cumulative translation adjustment	(497)	(487)
Total deferred tax liabilities	(22,713)	(18,868)

Total Deferred tax asset/(liability)	$(8,319)	$(4,152)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits in 2018, 2017 and 2016, respectively, was as follows, including foreign translation amounts:

Reconciliation of Unrecognized Tax Benefits	2018	2017	2016
Balance at January 1	$1,895	$1,119	$1,107
Additions based on tax positions related to prior years	—	660	204
Reductions based on tax positions related to prior years	(171)	(1)	—
Additions for tax positions of the current year	100	319	155
Lapse of statute of limitations	(67)	(202)	(347)
Balance at December 31	$1,757	$1,895	$1,119

Tax positions of $0.1, $0.0, and $0.0 million are included in the balance of unrecognized tax benefits at December 31, 2018, 2017, and 2016, respectively, which if recognized, would reduce the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of the Company’s historical accounting policy. During the year ended December 31, 2018 and 2017, accrued interest increased by $5 thousand and $0.2 million, respectively, and during the years ended 2016, accrued interest decreased by $61 thousand. The Company had accrued $0.4 million for each of the fiscal years ended 2018 and 2017 and $0.2 million for the year ended 2016, for the potential payment of interest, before income tax benefits.

At December 31, 2018, the Company remained subject to United States federal income tax examinations for the tax years 2015 through 2018. In addition, the Company remained subject to state, local and foreign income tax examinations primarily for the tax years 2013 through 2018.

16.	Retirement Plans

The Company has six defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. On January 1, 2015, the Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan for Salaried Employees was amended, restated and superseded by the Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan (the “Restated Plan”), and the Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan for Hourly Employees was merged with and incorporated into the Restated Plan. The Restated Plan, covering United States employees, provides for quarterly safe harbor contributions, limited to 3% of the employees quarterly eligible compensation and for annual discretionary contributions, subject to certain limitations, but in no event are total contributions more than the amounts permitted under the Internal Revenue Code as deductible expense. The discretionary amounts for 2016, 2017 and 2018 were equal to 7% of qualifying salaries or wages of the covered employees. The other four plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2018, 2017 and 2016, was $15.8 million, $14.2 million and $10.1 million, respectively.

We participate in various multiemployer benefit plans that cover some of our employees who are represented by labor unions. We make periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but do not sponsor or administer these plans. We do not participate in any multiemployer benefit plans for which we consider our contributions to be individually significant. If we were to otherwise withdraw from participation in any of these plans, applicable law would require us to fund our allocable share of the unfunded vested benefits, which is known as a withdrawal liability. As of December 31, 2018, we believe that there was no probable withdrawal liability under the multiemployer benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees.

Our total contribution to various industry-wide, union-sponsored pension funds and a statutorily required pension fund for employees in the U.S. and Europe were $4.5 million, $4.0 million and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

17. Related Party Transactions

During 2018, the Company identified certain purchases of goods and services from companies where the Chief Executive Officer of the Company serves as a director on the respective company providing the goods or services.  The amount of goods and services purchased by the Company pursuant to these arrangements was not material to the Company’s consolidated statement of income and cash flows for the year ended December 31, 2018.

18.	Segment Information

The Company is organized into three reporting segments. The segments are defined by the regions where the Company’s products are manufactured, marketed and distributed to the Company’s customers. The three regional segments are the North America segment (comprised primarily of the Company's operations in the United States and Canada), the Europe segment and the Asia/Pacific segment (comprised of the Company’s operations in Asia, the South Pacific, and the Middle East). These segments are similar in several ways, including the types of materials used, the production processes, the distribution channels and the product applications.

The Administrative & All Other column primarily includes expenses such as self-insured workers compensation claims for employees of the Company’s venting business, which was sold in 2010, stock-based compensation for certain members of management, interest expense, foreign exchange gains or losses and income tax expense, as well as revenues and expenses related to real estate activities, such as gain on sale of property, rental income and depreciation expense on the Company’s property in Vacaville, California. In November 2018, the Vacaville property was sold for $17.5 million, net of closing costs and sales price adjustments and resulted in a pre-tax gain of $8.8 million.

The following table shows certain measurements used by management to assess the performance of the segments described above as of December 31, 2018, 2017 and 2016, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2018
Net sales	$910,587	$159,027	$9,195	$—	$1,078,809
Sales to other segments *	2,279	1,773	28,292	—	32,344
Income from operations	164,453	(3,026)	2,040	8,865	172,332
Depreciation and amortization	30,505	6,297	1,794	797	39,393
Impairment of goodwill	—	6,686	—	—	6,686
Significant non-cash charges	6,340	1,169	48	3,619	11,176
Provision for income taxes	39,638	2,947	113	2,797	45,495
Capital expenditures and business acquisitions, net of cash acquired	27,059	2,556	1,702	—	31,317
Total assets	1,119,012	157,437	25,644	(280,430)	1,021,663

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2017
Net sales	$803,697	$165,155	$8,173	$—	$977,025
Sales to other segments *	3,237	959	20,715	—	24,911
Income (loss) from operations	132,995	2,723	1,296	901	137,915
Depreciation and amortization	25,745	5,832	1,246	901	33,724
Gain on bargain purchase of a business	—	6,336	—	—	6,336
Significant non-cash charges	9,861	1,509	65	2,473	13,908
Provision for income taxes	47,434	2,124	419	1,824	51,801
Capital expenditures and business acquisitions, net of cash acquired	70,040	11,411	4,511	—	85,962
Total assets	953,033	208,640	26,820	(150,970)	1,037,523

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2016
Net sales	$742,021	$111,274	$7,366	$—	$860,661
Sales to other segments *	2,512	570	28,690	—	31,772
Income (loss) from operations	137,466	2,115	1,807	(178)	141,210
Depreciation and amortization	19,433	5,809	1,208	1,477	27,927
Significant non-cash charges	9,124	1,052	113	3,657	13,946
Provision for (benefit from) income taxes	45,547	1,428	721	1,470	49,166
Capital expenditures and business acquisitions, net of cash acquired	37,652	8,461	1,250	—	47,363
Total assets	853,826	165,121	25,118	(64,091)	979,974

 * Sales to other segments are eliminated on consolidation.

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore has been included in the total assets of “Administrative & All Other.” Cash and short-term investment balances in “Administrative & All Other” were $113.6 million, $80.2 million and $137.4 million as of December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, the Company had $45.5 million, or 28.4%, of its cash and cash equivalents held outside the United States in accounts belonging to the Company’s various foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if repatriated to the United States.

The significant non-cash charges comprise compensation related to equity awards under the Company's stock-based incentive plans and the Company's employee stock bonus plan. The Company’s measure of profit or loss for its reportable segments is income (loss) from operations. The reconciling amounts between consolidated income before tax and consolidated income from operations are net interest income (expense), loss in equity method investment, gain on bargain purchase of a business, and loss on disposal of a business. Interest income (expense) is primarily attributed to “Administrative & All Other.”

The following table shows the geographic distribution of the Company’s net sales and long-lived assets as of December 31, 2018, 2017 and 2016, respectively:

	2018		2017		2016
(in thousands)	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States	$860,482	$210,063	$758,181	$223,184	$702,071	$192,787
Canada	46,874	4,257	43,176	4,650	38,269	4,473
United Kingdom	27,194	1,417	23,157	1,459	20,751	1,183
Germany	22,950	13,221	21,821	14,153	33,062	12,582
France	40,182	7,891	36,677	9,152	20,905	8,349
Poland	10,200	2,794	20,409	2,471	6,633	1,830
Sweden	15,461	1,154	16,421	1,068	—	—
Denmark	11,682	1,454	14,723	1,601	15,728	1,249
Norway	12,324	—	12,902	229	—	—
Switzerland	6,939	8,067	5,593	8,748	6,549	8,469
Australia	6,119	199	5,501	268	4,741	239
Belgium	5,547	1,961	5,050	2,065	1,286	1,798
The Netherlands	5,068	81	4,834	110	4,909	21
New Zealand	3,061	111	2,604	130	2,474	163
Chile	3,233	41	2,314	61	1,572	56
Other countries	1,493	11,635	3,662	12,710	1,711	7,471
	$1,078,809	$264,346	$977,025	$282,059	$860,661	$240,670

Net sales and long-lived assets, excluding intangible assets, are attributable to the country where the sales or manufacturing operations are located.

The Company's wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls and are used for connecting and strengthening wood-based construction primarily in the residential construction market. Its concrete construction products include adhesives, specialty chemicals, mechanical anchors, carbide drill bits, powder actuated tools and reinforcing fiber materials and are used for restoration, protection or strengthening concrete, masonry and steel construction in residential, industrial, commercial and infrastructure construction. The following table show the distribution of the Company’s net sales by product for the years ended December 31, 2018, 2017 and 2016, respectively:

(in thousands)	2018	2017	2016
Wood Construction	$913,202	$833,200	$732,414
Concrete Construction	165,317	143,102	128,247
Other	290	723	—
Total	$1,078,809	$977,025	$860,661

No customer accounted for as much as 10% of net sales for the years ended December 31, 2018, 2017 and 2016.

19.	Subsequent Events

On January 28, 2019, the Board declared a cash dividend of $0.22 per share of our common stock, estimated to be $9.8 million in total. The record date for the dividend will be April 4, 2019, and will be paid on April 25, 2019. At the same meeting, the Board authorized the Company to repurchase up to $100.0 million of the Company's common stock. The authorization is in effect from January 1, 2019 through December 31, 2019.

During February 2019, a tentative settlement in principle was reached to resolve a certain pending legal proceeding outstanding as of the year end.  As a result, the Company recorded a charge to Administrative expense, which decreased net income by approximately $2.9 million after taxes from the amount previously disclosed in the Company’s earnings release dated February 4, 2019.  Diluted earnings per share decreased from $2.78 reported previously to $2.72 per diluted share.  The adjustment had no material impact to the Company’s consolidated balance sheet or cash flows for the period.

20.	Selected Quarterly Financial Data (Unaudited)

In 2018, the Company recorded out-of-period adjustments, which increased cost of sales and decreased general and administrative expenses in equal amounts. Such adjustment only applied to the North America segment, which resulted from recording certain depreciation expense on company-owned real estate as general and administrative expense rather than cost of goods sold. Income from operations and net income for each of the quarters as presented below were not affected by the adjustment. In 2018, the Company changed its presentation of its consolidated statement of operations to display foreign exchange gain (loss), net, as a separate item below income from operations. Foreign exchange gain (loss), net, was previously included in general and administrative expenses and in income from operations. Income before tax and net income for each of the quarters as presented below were not affected by the change in presentation.

The following table sets forth selected quarterly financial data for each of the quarters in 2018 and 2017, respectively:

(in thousands, except per share amounts)

	2018				2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$241,845	$284,178	$308,007	$244,779	$231,681	$262,476	$263,002	$219,867
Cost of sales	143,409	150,282	167,442	137,157	129,777	143,338	140,139	120,390
Gross profit	98,436	133,896	140,565	107,622	101,904	119,138	122,863	99,477
Research and development and other engineering	10,216	10,441	11,249	11,150	12,565	11,265	11,967	11,819
Selling	26,278	26,879	29,201	27,573	28,753	27,867	28,646	29,637
General and administrative	45,195	37,356	39,354	37,188	36,236	33,441	37,586	35,845
Total operating expenses	81,689	74,676	79,804	75,911	77,554	72,573	78,199	77,301
Net gain on disposal of assets	(8,810)	(460)	(125)	(1,184)	(13)	(147)	50	(50)
Impairment of goodwill	6,686	—	—	—	—	—	—	—
Income from operations	18,871	59,680	60,886	32,895	24,363	46,712	44,614	22,226
Loss in equity investment, before tax	(11)	(30)	2	(24)	(33)	(13)	(12)	(28)
Foreign exchange gain (loss)	(571)	1,242	(142)	(99)	342	(16)	523	403
Interest (expense) income, net	(239)	(58)	(184)	(90)	(104)	(296)	(199)	(189)
Gain (adjustment) on bargain purchase of a business	—	—	—	—	—	(2,052)	—	8,388
Gain (loss) on disposal of a business	—	—	—	—	(654)	443	—	—
Income before income taxes	18,050	60,834	60,562	32,682	23,914	44,778	44,926	30,800
Provision for income taxes	5,293	16,473	16,476	7,253	10,829	16,581	16,712	7,679
Net income	$12,757	$44,361	$44,086	$25,429	$13,085	$28,197	$28,214	$23,121
Earnings per share of common stock:				0
Basic	$0.28	$0.96	$0.95	$0.55	$0.28	$0.60	$0.59	$0.49
Diluted	0.28	0.95	0.94	0.54	0.27	0.59	0.59	0.48
Cash dividends declared per share of common stock	$0.22	$0.22	$0.22	$0.21	$—	$0.42	$0.21	$0.18

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

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31, 2018, 2017 and 2016

Column A	Column B	Column C		Column D	Column E
		Additions
		Charged	Charged
	Balance at	to Costs	to Other		Balance
(in thousands)	Beginning	and	Accounts —		at End
Classification	of Year	Expenses	Write-offs	Deductions	of Year
Year to date December 31, 2018
Allowance for doubtful accounts	$996	$569	$201	$—	$1,364
Allowance for sales discounts	2,956	361	—	—	3,317
Allowance for deferred tax assets	11,114	2,477		337	13,254
Year to date December 31, 2017
Allowance for doubtful accounts	895	66	—	(35)	996
Allowance for sales discounts	3,050	(94)	—	—	2,956
Allowance for deferred tax assets	6,868	5,765	—	1,519	11,114
Year to date December 31, 2016
Allowance for doubtful accounts	1,142	(83)	—	164	895
Allowance for sales discounts	2,706	344	—	—	3,050
Allowance for deferred tax assets	7,575	358	—	1,065	6,868

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures. As of December 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, as of December 31, 2018, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.

Grant Thornton LLP, an independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as stated in their report included in the Company's Consolidated Financial Statements.

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

As the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves. For a discussion of risks related to the implementation of new systems, see Item 1A - "Risk Factors - Other Risks - We rely on complex software systems and hosted applications to operate our business, and our business may be disrupted if we are unable to successfully/ efficiently update these systems or convert to new systems in this Annual Report on Form 10-K.

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be contained in the Company’s proxy statement for the 2019 Annual Meeting to be held on Monday, April 26, 2019, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2018, which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be contained in the Company’s proxy statement for the 2019 Annual Meeting to be held on Monday, April 26, 2019, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2018, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in the Company’s proxy statement for the 2019 Annual Meeting to be held on Monday, April 26, 2019, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2018, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in the Company’s proxy statement for the 2019 Annual Meeting to be held on Monday, April 26, 2019, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2018, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in the Company’s proxy statement for the 2019 Annual Meeting to be held on Monday, April 26, 2019, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2018, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

1.     Consolidated financial statements

The following consolidated financial statements are filed as a part of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2018, and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2018, is filed as part of this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts-Years ended December 31, 2018, 2017 and 2016.

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

10.4
Simpson Manufacturing Co., Inc. Executive Officer Cash Profit Sharing Plan, as amended through March 17, 2017, is incorporated by reference to Exhibit 10.4 of its Annual Report on Form 10-K dated February 28, 2018.

10.5
Simpson Manufacturing Co., Inc. Amended and Restated 2011 Incentive Plan is incorporated by reference to Exhibit A of Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 9, 2015.

10.6
Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan is incorporated by reference to Exhibit 4.5 of Simpson Manufacturing Co., Inc.’s Registration Statement on Form S-8, File Number 333-173811, dated December 15, 2015.

10.7
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

10.8	Form of Simpson Manufacturing Co., Inc. 2017 Performance Based Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.10 of its Annual Report on Form 10-K dated February 28, 2018.

10.9	Form of Simpson Manufacturing Co., Inc. 2017 Time Based Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.11 of its Annual Report on Form 10-K dated February 28, 2018.

10.10
Form of Simpson Manufacturing Co., Inc. 2017 Director Time Based Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.12 of its Annual Report on Form 10-K dated February 28, 2018.

10.11	Form of Simpson Manufacturing Co., Inc. 2018 Performance Based Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.13 of its Annual Report on Form 10-K dated February 28, 2018.

10.12	Form of Simpson Manufacturing Co., Inc. 2018 Time Based Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.14 of its Annual Report on Form 10-K dated February 28, 2018.

10.13 Form of Simpson Manufacturing Co., Inc. 2018 Director Time Based Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.15 of its Annual Report on Form 10-K dated February 28, 2018.

10.14	Form of Simpson Manufacturing Co., Inc. 2019 Performance Based Restricted Stock Unit Agreement is filed herewith.

10.15	Form of Simpson Manufacturing Co., Inc. 2019 Time Based Restricted Stock Unit Agreement is filed herewith.

21.	List of Subsidiaries of the Registrant is filed herewith.

23	Consent of Grant Thornton LLP is filed herewith.

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification is filed herewith.

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification is filed herewith.

32.	Section 1350 Certifications are furnished herewith.

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

99.2
Form of Simpson Manufacturing Co., Inc. 2017 Performance & Time Based Restricted Stock Unit Agreement is incorporated by reference to Exhibit 99.2 of its Annual Report on Form 10-K dated February 28, 2018.

99.3
Form of Simpson Manufacturing Co., Inc. 2018 Company OP Performance & Time Based Restricted Stock Unit Agreement is incorporated by reference to Exhibit 99.3 of its Annual Report on Form 10-K dated February 28, 2018.

99.4
Form of Simpson Manufacturing Co., Inc. 2018 Branch OP Performance & Time Based Restricted Stock Unit Agreement is incorporated by reference to Exhibit 99.4 of its Annual Report on Form 10-K dated February 28, 2018.

99.5	Form of Simpson Manufacturing Co., Inc. 2019 Company OP Performance and Time Based Restricted Stock Unit Agreement is filed herewith.

99.6	Form of Simpson Manufacturing Co., Inc. 2019 Branch OP Performance and Time Based Restricted Stock Unit Agreement is filed herewith.

101
Financial statements from the annual report on Form 10-K of Simpson Manufacturing Co., Inc. for the year ended December 31, 2018, formatted in XBRL, are filed herewith and include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statement of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 27, 2019		Simpson Manufacturing Co., Inc.
(Registrant)
		By	/s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
and Duly Authorized Officer
of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/Karen Colonias	President, Chief Executive	February 27, 2019
(Karen Colonias)	Officer and Director
(principal executive officer)

Chief Financial Officer:

/s/Brian J. Magstadt	Chief Financial Officer,	February 27, 2019
(Brian J. Magstadt)	Treasurer and Secretary
(principal accounting and financial officer)

Directors:

/s/James S. Andrasick	Chairman of the Board and Director	February 27, 2019
(James S. Andrasick)

/s/Peter N. Louras, Jr.	Director	February 27, 2019
(Peter N. Louras, Jr.)

/s/Michael A. Bless	Director	February 27, 2019
(Michael A. Bless)

/s/Jennifer A. Chatman	Director	February 27, 2019
(Jennifer A. Chatman)

/s/Gary M. Cusumano	Director	February 27, 2019
(Gary M. Cusumano)

/s/Celeste Volz Ford	Director	February 27, 2019
(Celeste Volz Ford)

/s/Robin G. MacGillivray	Director	February 27, 2019
(Robin G. MacGillivray)

/s/Philip E. Donaldson	Director	February 27, 2019
(Philip E. Donaldson)