Form 10-Q
period 2019-03-31
SIMPSON MANUFACTURING CO INC /CA/
filed 2019-05-08
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2019

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
(Address of principal executive offices, including zip code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value 0.01	SSD	New York Stock Exchange, Inc.

The number of shares of the registrant’s common stock outstanding as of March 31, 2019:   44,661,907.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements relating to events or results that may occur in the future are forward-looking statements, including but not limited to, statements or estimates regarding our plans, sales, sales trends, sales growth rates, revenues, profits, costs, working capital, balance sheet, inventories, products (including wood, truss and concrete products as well as software offerings), relationships with contractors and partners (including our collaboration with The Home Depot, Inc.), market strategies, market share, expenses (including operating expenses and research, development, engineering and capital investments), inventory turn rates, cost savings or reduction measures, repatriation of funds, results of operations, tax liabilities, losses, capital spending, housing starts, price changes (including product and raw material prices, such as steel prices), profitability, profit margins, operating income, operating income margin (referring to consolidated income from operations as a percentage of net sales), operating expenses as a percentage of net sales, effective tax rates, depreciation or amortization expenses, amortization periods, capital return (also called return on invested capital), technology and system improvements, competitive environment, indemnification obligations, stock repurchases, dividends, compensation arrangements, prospective adoption of new accounting standards, effects of changes in accounting standards, effects and expenses of (including eventual gains or losses related to) mergers and acquisitions and related integrations, effects and expenses of equity investments, effects of changes in foreign exchange rates or interest rates, effects and costs of SAP and other software program implementations (including related expenses, such as capital expenditures, and savings), effects and costs of credit facilities and capital lease obligations, headcount, engagement of consultants, the Company’s current strategic plan, the Company’s 2020 Plan and other operating initiatives (discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below), the Company’s efforts and costs to implement the Company’s current strategic plan, the 2020 Plan and other operating initiatives, the targets and assumptions under the Company’s current strategic plan, the 2020 Plan and other initiatives (including targets associated with organic compound annual growth rate in consolidated net sales, operating income, operating expenses as a percentage of net sales, cost structure rationalization, improved working capital management, return on invested capital, stock repurchases, and overall balance sheet discipline) and the projected effects and impact of any of the foregoing on our business, financial condition and results of operations. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions. Forward-looking statements are necessarily speculative in nature, are based on numerous assumptions, and involve known and unknown risks, uncertainties and other factors (some of which are beyond our control) that could significantly affect our operations and may cause our actual actions, results, financial condition, performance or achievements to be substantially different from any future actions, results, financial condition, performance or achievements expressed or implied by any such forward-looking statements. Those factors include, but are not limited to: (i) the impact, execution and effectiveness of the Company’s current strategic plan, the 2020 Plan, and other initiatives, the realization of the assumptions made under the such plans and initiatives, and the efforts and costs to implement such plans and initiatives; (ii) general economic cycles and construction business conditions including changes in U.S. housing starts; (iii) customer acceptance of our products; (iv) product liability claims, contractual liability, engineering and design liability and similar liabilities or claims, (v) relationships with partners, suppliers and customers and their financial condition; (vi) materials and manufacturing costs; (vii) technological developments, including system updates and conversions; (viii) increased competition; (ix) changes in laws or industry practices; (x) litigation risks and actions by activist shareholders; (xi) changes in market conditions; (xii) governmental and business conditions in countries where our products are manufactured and sold; (xiii) natural disasters and other factors that are beyond the Company’s reasonable control; (xiv) changes in trade regulations, treaties or agreements or in U.S. and international taxes, tariffs and duties including those imposed on the Company’s income, imports, exports and repatriation of funds; (xv) effects of merger or acquisition activities; (xvi) actual or potential takeover or other change-of-control threats; (xvii) changes in our plans, strategies, objectives, expectations or intentions; and (xviii) other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission, including the Company's most recent Annual Report on Form 10-K under the heading “Item 1A - Risk Factors.” Each forward-looking statement contained in this Quarterly Report on Form 10-Q is specifically qualified in its entirety by the aforementioned factors. In light of the foregoing, investors are advised to carefully read this Quarterly Report on Form 10-Q in connection with the important disclaimers set forth above and are urged not to rely on any forward-looking statements in reaching any conclusions or making any investment decisions about us or our securities. All forward-looking statements hereunder are made as of the date of this Quarterly Report on Form 10-Q and are subject to change. Except as required by law, we do not intend and undertake no obligation to update, revise or publicly release any updates or revisions to any forward-looking statements hereunder, whether as a result of the receipt of new information, the occurrence of future events, the change of circumstances or otherwise. We further do not accept any responsibility for any projections or reports published by analysts, investors or other third parties.

Each of the terms the “Company,” “we,” “our,” “us” and similar terms used herein refer collectively to Simpson Manufacturing Co., Inc., a Delaware corporation and its wholly-owned subsidiaries, including Simpson Strong-Tie Company Inc., unless otherwise stated. The Company regularly uses its website to post information regarding its business and government. The Company encourages investors to use http://www.simpsonmfg.com as a source of information about the Company.

“Strong-Tie” and our other trademarks appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	March 31,		December 31,
	2019	2018	2018
ASSETS
Current assets
Cash and cash equivalents	$113,407	$137,413	$160,180
Trade accounts receivable, net	173,140	167,146	146,052
Inventories	272,459	256,552	276,088
Assets held-for-sale	2,546	—	627
Other current assets	14,186	22,423	16,582
Total current assets	575,738	583,534	599,529

Property, plant and equipment, net	251,398	276,114	254,597
Operating lease right-of-use assets	34,324	—	—
Goodwill	131,712	138,026	130,250
Equity investment	2,511	2,525	2,487
Intangible assets, net	24,148	28,302	24,402
Other noncurrent assets	10,521	11,841	10,398
Total assets	$1,030,352	$1,040,342	$1,021,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$35,549	$42,098	$34,361
Accrued liabilities and other current liabilities	115,029	101,130	117,219
Total current liabilities	150,578	143,228	151,580
Operating lease liabilities	28,878	—	—
Deferred income tax and other long-term liabilities	15,422	18,052	14,569
Total liabilities	194,878	161,280	166,149
Commitments and contingencies (see Note 12)
Stockholders’ equity
Common stock, at par value	455	475	453
Additional paid-in capital	274,836	269,004	276,504
Retained Earnings	641,168	693,218	628,207
Treasury stock	(55,000)	(74,999)	(25,000)
Accumulated other comprehensive loss	(25,985)	(8,636)	(24,650)
Total stockholders’ equity	835,474	879,062	855,514
Total liabilities and stockholders’ equity	$1,030,352	$1,040,342	$1,021,663

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$259,244	$244,779
Cost of sales	148,990	137,157
Gross profit	110,254	107,622
Operating expenses:
Research and development and other engineering	12,260	11,150
Selling	28,112	27,573
General and administrative	39,549	37,399
Total operating expenses	79,921	76,122
Net loss (gain) on disposal of assets	310	(1,184)
Income from operations	30,023	32,684
Foreign exchange gain (loss) and other	(567)	88
Interest expense, net	(196)	(90)
Income before taxes	29,260	32,682
Provision for income taxes	6,598	7,253
Net income	22,662	25,429

Other comprehensive income
Translation adjustment	(1,335)	3,860
Comprehensive net income	$21,327	$29,289

Net income per common share:
Basic	$0.51	$0.55
Diluted	$0.50	$0.54

Number of shares outstanding
Basic	44,874	46,615
Diluted	45,213	47,009

Cash dividends declared per common share	$0.22	$0.21

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
At March 31, 2018 and 2019, and December 31, 2018
(In thousands except per-share amounts, unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2018	46,745	$473	$260,157	$676,644	$(12,496)	$(40,000)	$884,778
Net income	—	—	—	25,429	—	—	25,429
Translation adjustment, net of tax	—	—	—	—	3,860	—	3,860
Options exercised	23	—	695	—	—	—	695
Stock-based compensation	—	—	2,716	—	—	—	2,716
Adoption of ASC 606, net of tax	—	—		792	—	—	792
Shares issued from release of Restricted Stock Units	163	2	(5,029)	—	—	—	(5,027)
Repurchase of common stock	(620)	—	10,000	—	—	(34,999)	(24,999)
Cash dividends declared on common stock, $0.21 per share	—	—		(9,647)	—	—	(9,647)
Common stock issued at $57.41 per share for stock bonus	8	—	465	—	—	—	465
Balance, at March 31, 2018	46,319	475	269,004	693,218	(8,636)	(74,999)	879,062
Net income	—	—	—	101,204	—		101,204
Translation adjustment, net of tax	—	—	—	—	(16,771)	—	(16,771)
Pension adjustment, net of tax	—	—	—	—	376	—	376
Stock-based compensation	—	—	7,618	—	—	—	7,618
Adoption of new accounting standards	—	—	—	(382)	381	—	(1)
Shares issued from release of Restricted Stock Units	14	—	(118)	—	—	—	(118)
Repurchase of common stock	(1,335)	—	—	—	—	(85,541)	(85,541)
Retirement of common stock	—	(22)	—	(135,518)	—	135,540	—
Cash dividends declared on common stock, $0.66 per share	—	—	—	(30,315)	—	—	(30,315)
Balance, at December 31, 2018	44,998	453	276,504	628,207	(24,650)	(25,000)	855,514
Net income	—	—	—	22,662	—	—	22,662
Translation adjustment, net of tax	—	—	—	—	(1,335)	—	(1,335)
Stock-based compensation	—	—	3,903	—	—	—	3,903
Shares issued from release of Restricted Stock Units	164	2	(5,863)	—	—	—	(5,861)
Repurchase of common stock	(505)	—	—	—	—	(30,000)	(30,000)
Cash dividends declared on common stock, $0.22 per share	—	—	—	(9,701)	—	—	(9,701)
Common stock issued at $54.31 per share for stock bonus	5	—	292	—	—	—	292
Balance at March 31, 2019	44,662	$455	$274,836	$641,168	$(25,985)	$(55,000)	$835,474

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net income	$22,662	$25,429
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of assets and other	286	(1,160)
Depreciation and amortization	9,758	9,688
Noncash lease expense	1,675	—
Deferred income taxes	1,371	1,448
Noncash compensation related to stock plans	4,105	3,116
Provision of doubtful accounts	(3)	222

Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(26,968)	(30,764)
Inventories	3,080	(3,071)
Trade accounts payable	1,915	11,451
Accrued liabilities	3,916	721
Accrued profit sharing trust contributions	(4,907)	(4,326)
Accrued cash profit sharing and commissions	(772)	(346)
Other current assets	323	1,923
Accrued liabilities	(4,966)	(983)
Long-term liabilities	286	3,763
Accrued workers’ compensation	11	12
Other noncurrent assets	(2,124)	(5)
Net cash provided by operating activities	9,648	17,118
Cash flows from investing activities
Capital expenditures	(7,352)	(10,935)
Asset acquisitions, net of cash acquired	(3,492)	—
Proceeds from sale of property and equipment	38	1,239
Net cash used in investing activities	(10,806)	(9,696)
Cash flows from financing activities
Repurchase of common stock	(30,000)	(24,999)
Proceeds from line of credit	6,758	—
Repayments of line of credit and capital leases	(6,459)	(174)
Issuance of common stock for exercise of options	—	695
Dividends paid	(9,901)	(9,818)
Cash paid on behalf of employees for shares withheld	(5,864)	(5,027)
Net cash used in financing activities	(45,466)	(39,323)
Effect of exchange rate changes on cash and cash equivalents	(149)	800
Net decrease in cash and cash equivalents	(46,773)	(31,101)
Cash and cash equivalents at beginning of period	160,180	168,514
Cash and cash equivalents at end of period	$113,407	$137,413
Noncash activity during the period
Noncash capital expenditures	$284	$1,567
Dividends declared but not paid	9,761	10,190
Contingent consideration for acquisition	309	—
Issuance of Company’s common stock for compensation	292	465

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

 Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries (collectively, the “Company”). Investments in 50% or less owned entities are accounted for using either cost or the equity method. The Company consolidates all variable interest entities ("VIEs") where it is the primary beneficiary. There were no VIEs as of March 31, 2019 and 2018. All significant intercompany transactions have been eliminated.

Interim Reporting Period

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These interim statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

The Company changed its presentation of its consolidated statement of operations to display non-operating activities, including foreign exchange gain (loss), and certain other income or expenses as a separate line item below income from operations. Foreign exchange gain (loss), and other was previously included in general and administrative expenses and in income from operations. The change did not affect income before taxes and net income as previously presented for the quarter ended March 31, 2018.

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

Accounting for Leases

The Company has operating and finance leases for certain facilities, equipment, autos and data centers. As an accounting policy for short-term leases, the Company elected to not recognize the right-of-use asset and liability, if, at the commencement date, the lease (1) has a term of 12 months or less and (2) does not include a purchase option that the Company is reasonably certain to exercise. Monthly payments on short-term leases are recognized on the straight-line basis over the full lease term.

Accounting for Stock-Based Compensation

The Company recognizes stock-based expense related to stock options and restricted stock unit awards on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term of four years. Stock-based expense related to performance share grants are measured based on the grant date fair value and expensed on a graded basis over the service periods of the awards, which is generally performance period of three years. The assumptions used to calculate the fair value of options or restricted stock units are evaluated and revised, as necessary, to reflect market conditions and the Company's experience.

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

As of March 31, 2019 and 2018, the Company’s investments included in cash equivalents consisted of only money market funds, which are the Company’s primary financial instruments and carried at cost, approximating fair value, based on Level 1 inputs. The balance of the Company’s primary financial instruments as of March 31, 2019 and 2018 was $0.2 million and $5.4 million, respectively. The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions is classified as Level 3 within the fair value hierarchy as it is based on unobserved inputs such as management estimates and entity-specific assumptions and is evaluated on an ongoing basis.

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

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The core requirement of ASU 2016-02 is to recognize the assets and liabilities that arise from leases, including those leases classified as operating leases. The amendments require a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset ("ROU") representing its right to use the underlying asset for the lease term in the statement of financial position. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. On January 1, 2019, the Company adopted ASU 2016-02 using the optional transition method. The Company elected and applied a few practical transition expedients including, not reassessing whether any expired or existing contracts are or contain leases; not reassessing the lease classification for any expired or existing leases and not reassessing initial direct costs for any existing leases. The Company has operating and finance leases for certain facilities, equipment, autos and data centers. The adoption of ASU 2016-02 resulted in the recognition of ROU assets and lease liabilities of approximately $34.3 million and $35.1 million, respectively on January 1, 2019. The adoption had no material impact on the condensed consolidated statement of operations or cash flows. See Note 10.

All other issued and effective accounting standards during the first quarter of 2019 were determined to be not relevant or material to the Company.

2. Revenue from Contracts with Customers

Disaggregated revenue

The Company disaggregates net sales into the following major product groups as described in the footnote for segment information included in these interim financial statements under Note 13.

Wood Construction Products Revenue. Wood construction products represented almost 84% of total net sales in the three months ended March 31, 2019.

Concrete Construction Products Revenue. Concrete construction products represented 16% of total net sales in the three months ended March 31, 2019.

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

Other revenue. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and services are less than 1.0% of net sales and recognized as the services are completed or the software products and services are delivered. Services may be sold separately or in bundled packages. The typical contract length for a service is generally less than one year. For bundled packages, the Company accounts for individual services separately when they are distinct. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from the service on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the services.

Reconciliation of contract balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of March 31, 2019, the Company had no contract assets or contract liabilities from contracts with customers.

3.    Net Income Per Share

The following table reconciles basic net income per common share to diluted net income per share for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Net income available to common stockholders	$22,662	$25,429
Basic weighted-average shares outstanding	44,874	46,615
Dilutive effect of potential common stock equivalents — stock options and restricted stock units	339	394
Diluted weighted-average shares outstanding	45,213	47,009
Earnings per common share:
Basic	$0.51	$0.55
Diluted	$0.50	$0.54

4.    Stockholders' Equity

Share Repurchases

During the first quarter of 2019, the Company repurchased 505,448 shares of the Company's common stock in the open market at an average price of $59.35 per share, for a total of $30.0 million. As of March 31, 2019, approximately $70.0 million remains available for repurchase under the previously announced $100.0 million share repurchase authorization (which expires at the end of 2019).

5.    Stock-Based Compensation

The Company allocates stock-based compensation expense related to equity plans for employees and non-employee directors among cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. The Company recognized stock-based compensation expense related to its equity plans for employees of $4.1 million and $3.1 million for the three months ended March 31, 2019 and 2018, respectively. Stock-based compensation cost capitalized in inventory was not material for all periods presented.

During the three months ended March 31, 2019, the Company granted 192,945 restricted stock units ("RSUs") to the Company's employees, including officers, at an estimated weighted average fair value of $57.38 per share based on the closing price (adjusted for the present value of dividends) of the Company's common stock on the grant date. The RSUs granted to the Company's employees may be time-based, performance-based or time- and performance-based. Certain of the performance-based RSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the RSU agreement over a cumulative three year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time- and performance based RSUs are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year life of the award, and require the underlying shares of the Company's common stock to be subject to a performance-based adjustment during the first year of the award.

As of March 31, 2019, the Company's aggregate unamortized stock compensation expense was approximately $17.5 million, which is entirely attributable to unvested RSUs and is expected to be recognized in expense over a weighted-average period of 2.7 years.

6.    Trade Accounts Receivable, Net

Trade accounts receivable at the dates indicated consisted of the following:

	At March 31,		At December 31,
(in thousands)	2019	2018	2018
Trade accounts receivable	$176,896	$169,552	$149,886
Allowance for doubtful accounts	(1,195)	(1,217)	(1,364)
Allowance for sales discounts and returns	(2,561)	(1,189)	(2,470)
	$173,140	$167,146	$146,052

7.    Inventories

Inventories at the dates indicated consisted of the following:

	At March 31,		At December 31,
(in thousands)	2019	2018	2018
Raw materials	$91,850	$87,363	$98,058
In-process products	24,690	28,406	24,645
Finished products	155,919	140,783	153,385
	$272,459	$256,552	$276,088

8.    Property, Plant and Equipment, Net

Property, plant and equipment, net, at the dates indicated consisted of the following:

	At March 31,		At December 31,
(in thousands)	2019	2018	2018
Land	$29,251	$33,234	$30,034
Buildings and site improvements	196,848	214,074	198,809
Leasehold improvements	4,831	4,767	4,826
Machinery, equipment, and software	335,906	318,201	330,076
	566,836	570,276	563,745
Less accumulated depreciation and amortization	(326,181)	(309,198)	(318,388)
	240,655	261,078	245,357
Capital projects in progress	10,743	15,036	9,240
	$251,398	$276,114	$254,597

9.    Goodwill and Intangible Assets, Net

Goodwill at the dates indicated was as follows:

	At March 31,		At December 31,
(in thousands)	2019	2018	2018
North America	$96,491	$95,677	$96,435
Europe	33,867	40,883	32,471
Asia/Pacific	1,354	1,466	1,344
Total	$131,712	$138,026	$130,250

Intangible assets, net, at the dates indicated were as follows:

	At March 31, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$30,824	$(16,795)	$14,029
Europe	23,435	(13,316)	10,119
Total	$54,259	$(30,111)	$24,148

	At March 31, 2018
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$30,715	$(14,472)	$16,243
Europe	24,112	(12,053)	12,059
Total	$54,827	$(26,525)	$28,302

	At December 31, 2018
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$30,825	$(16,002)	$14,823
Europe	22,353	(12,774)	9,579
Total	$53,178	$(28,776)	$24,402

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology and non-compete agreements. Amortization expense of definite-lived intangible assets during the three months ended March 31, 2019 and 2018 was $1.3 million and $1.3 million, respectively. The only indefinite-lived intangible asset, consisting of a trade name, totaled $0.6 million at March 31, 2019.

At March 31, 2019, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)

Remaining nine months of 2019	$4,059
2020	5,381
2021	4,902
2022	3,039
2023	2,235
2024	1,267
Thereafter	2,649
$23,532

The changes in the carrying amount of goodwill and intangible assets for the three months ended March 31, 2019, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2018	$130,250	$24,402
Acquisitions	1,815	1,213
Amortization	—	(1,337)
Foreign exchange	(353)	(130)
Balance at March 31, 2019	$131,712	$24,148

10.     Leases

On January 1, 2019, the Company adopted ASU 2016-02 using the optional transition method. The Company has operating leases for certain facilities, equipment and autos. The existing operating leases expire at various dates through 2026, some of which include options to extend the leases for up to 5 years. The Company measured the lease liability at the present value of the lease payments to be made over the lease term. The lease payments are discounted using the Company's incremental borrowing rate. The Company measured the right-of-use ("ROU") assets at the amount at which the lease liability is recognized plus initial direct costs incurred or prepayment amounts. The ROU assets are amortized on a straight-line basis over the lease term.

The following table provides a summary of leases included on the condensed consolidated balance sheets as of March 31, 2019:

	Condensed Consolidated Balance Sheets Line Item	Three Months Ended March 31,
(in thousands)		2019
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$34,324
Liabilities
Operating - current	Accrued expenses and other current liabilities	$6,256
Operating - noncurrent	Operating lease liabilities	28,878
Total operating lease liabilities		$35,134

Finance leases
Assets
Property and equipment, gross	Property, plant and equipment, net	$3,569
Accumulated amortization	Property, plant and equipment, net	(2,255)
Property and equipment, net	Property, plant and equipment, net	$1,314
Liabilities
Other current liabilities	Accrued expenses and other current liabilities	$1,098
Other long-term liabilities	Deferred income tax and other long-term liabilities	1,319
Total finance lease liabilities		$2,417

The components of lease expense were as follows:

	Condensed Consolidated Statements of Operations Line Item	Three Months Ended March 31,
(in thousands)		2019
Operating lease cost	General administrative expenses and cost of sales	$2,191

Finance lease cost:
Amortization of right-of-use assets	General administrative expenses	$218
Interest on lease liabilities	Interest expense, net	20
Total finance lease		$238

Other information

Supplemental cash flow information related to leases as follows:

Three Months Ended March 31,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,087
Finance cash flows for finance leases	270

Operating right-of-use assets obtained in exchange for lease obligations during the current period:	407

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2019:

(in thousands)	Operating Leases	Finance Leases
Remaining nine months of 2019	$6,325	$870
2020	7,970	1,160
2021	6,440	484
2022	4,483	—
2023	3,408	—
Thereafter	13,859	—
Total lease payments	42,485	2,514
Less: Present value discount	(7,351)	(97)
Total lease liabilities	$35,134	$2,417

The following table summarizes the Company's lease terms and discount rates as of March 31, 2019:

Weighted-average remaining lease terms (in years):
Operating leases	7.21
Finance leases	2.18
Weighted-average discount rate:
Operating leases	5.37%
Finance leases	3.22%

11.    Debt

Credit Facilities

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at March 31, 2019, was $304.1 million including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles. As of March 31, 2019, the Company had an outstanding balance of $1.5 million under these credit lines, and no amounts outstanding as of March 31, 2018, and December 31, 2018, respectively. The Company was in compliance with its financial covenants at March 31, 2019.

12.    Commitments and Contingencies

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

As of the date of this Quarterly Report on Form 10-Q, the Company is not a party to any legal proceedings, which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

The Company previously recorded a charge to administrative expense of approximately $2.9 million, net of tax for a certain pending legal proceeding during the period ended December 31, 2018. The Company has recorded an additional charge of approximately $100,000 in the period ended March 31, 2019, resulting in the total charge recorded for such matter being approximately $3.0 million, net of tax.

Gentry Homes, Ltd. v. Simpson Strong-Tie Company, Inc., et al., Case No. 17-cv-00566, was filed in federal district court in Hawaii against Simpson Strong-Tie Company, Inc. and Simpson Manufacturing, Inc. on November 20, 2017.  The Gentry case is a product of a previous state court class action, Nishimura v. Gentry Homes, Ltd., et al. which is now closed.  The Nishimura case concerned alleged corrosion of the Company’s galvanized strap-tie holdowns and mudsill anchor products used in a residential project in Honolulu, Hawaii, Ewa by Gentry.  In the Nishimura case, the plaintiff homeowners and the developer, Gentry, arbitrated their dispute and agreed on a settlement in the amount of $90 million, with $54 million going to repair costs and $36 million going to attorney's fees.  In the Gentry case, Gentry alleges breach of warranty and negligent misrepresentation related to the Company’s strap-tie holdowns and mudsill anchor products. Gentry is demanding general, special, and consequential damages from the Company in an amount to be proven at trial.  Gentry also seeks pre-judgment and post-judgment interest, attorneys’ fees and costs, and other relief.  The Company admits no liability and will vigorously defend the claims brought against it.  At this time, the Company cannot reasonably ascertain the likelihood that it will be found responsible for substantial damages to Gentry.  Based on the facts currently known, and subject to future events and circumstances, the Company believes that all or part of the claims may be covered by its insurance policies.

Stephen Kaneshiro, et al. v. Stanford Carr Development, LLC et al./Stanford Carr Development, LLC, et al. v. Simpson Strong-Tie Company, Inc., Civil No. 18-1-1472-09 VLC, is a putative class action lawsuit filed in the Hawaii First Circuit.  The Company was added as a third-party defendant on December 28, 2018.  The homeowner plaintiffs allege that all homes built by Stanford Carr Development and its subsidiaries (collectively "Stanford Carr") in the State of Hawaii have strap-tie holdowns and mudsill anchors that are suffering premature corrosion. Stanford Carr has asserted indemnity and contribution claims against the Company.  The Company admits no liability and will vigorously defend the claims asserted against it.  At this time, the Company cannot reasonably ascertain the likelihood that it will be found responsible for substantial damages to Stanford Carr.   Based on the facts currently known, and subject to future events and circumstances, the Company believes that all or part of the claims may be covered by its insurance policies.

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

While it is not feasible to predict the outcome of proceedings to which the Company is not currently a party, or reasonably estimate a possible loss or range of possible loss for the Company related to such matters, in the opinion of the Company, either the likelihood of loss from such proceedings is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to the Company’s business, financial position, results of operations or cash flows either individually or in the aggregate. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

13.    Segment Information

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

The following tables illustrate certain measurements used by management to assess the performance of its reportable segments as of or for the following periods:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net Sales
North America	$221,431	$206,212
Europe	35,780	36,293
Asia/Pacific	2,033	2,274
Total	$259,244	$244,779
Sales to Other Segments*
North America	$341	$628
Europe	458	349
Asia/Pacific	6,396	6,524
Total	$7,195	$7,501
Income (Loss) from Operations**
North America	$32,814	$36,455
Europe	(384)	(1,589)
Asia/Pacific	(542)	(991)
Administrative and all other	(1,865)	(1,191)
Total	$30,023	$32,684

*    Sales to other segments are eliminated in consolidation.
**     Beginning in the first quarter of 2019, income from inter-segment sales, previously included in income from operations for segment reporting, is now presented below income from operations. Income from inter-segment sales is eliminated in consolidation but was an expense in the North America and Europe segment and income in the Asia/Pacific segment.

			At
	At March 31,		December 31,
(in thousands)	2019	2018	2018
Total Assets
North America	$1,155,633	$982,149	$1,119,012
Europe	167,769	213,259	157,437
Asia/Pacific	27,131	28,461	25,644
Administrative and all other	(320,181)	(183,527)	(280,430)
Total	$1,030,352	$1,040,342	$1,021,663

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $74.4 million, $53.4 million, and $113.6 million, as of March 31, 2019 and 2018, and December 31, 2018, respectively. Total "Administrative and all other" assets are net of inter-segment due to and from accounts eliminated in consolidation.

While the Company manages its business by geographic segment, the following table illustrates the distribution of the Company’s net sales by product group as additional information for the following periods:

	Three Months Ended March 31,
(in thousands)	2019	2018

Wood construction products	$217,613	$212,547
Concrete construction products	41,577	32,156
Other	54	76
Total	$259,244	$244,779

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

The Company’s largest customer, attributable mostly to the North America segment, accounted for 10.6% of net sales for three months ending March 31, 2019. No customer accounted for as much as 10% of net sales for the three months ended March 31, 2018.

14.    Subsequent Events

On April 26, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per share, estimated to be $10.2 million in total. The dividend will be payable on July 25, 2019, to the Company's stockholders of record on July 3, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the consolidated financial condition and results of operations for the Company for the three months ended March 31, 2019. The following discussion and analysis should be read in conjunction with the interim Condensed Consolidated Financial Statements and related Notes included in Part I, Item 1, "Financial Statements” of this Quarterly Report on Form 10-Q. The following discussion and analysis contain forward-looking statements that reflect our plans, estimates, and beliefs as discussed in the “Note About Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those plans, estimates, and beliefs. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q as well as the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

On October 30, 2017, we announced the 2020 Plan to provide additional transparency into our strategic plan and financial objectives. We remain focused on achieving our aggressive financial targets under the 2020 Plan, assuming (i) there is mid-single digit growth in U.S. housing starts, (ii) we can increase our market share and profitability in Europe, and (iii) we can gain market share for both our truss and concrete product offerings. Subject to future events and circumstances, our 2020 Plan is centered on three key aggressive operational objectives as further described below.

•
First, a continued focus on organic growth with a goal to achieve a net sales compound annual growth rate of approximately 8% (from $860.7 million reported in fiscal 2016) through fiscal 2020. Since 2016, organic net sales has grown at a compound annual growth rate of 10%.

•
Second, rationalizing our cost structure to improve company-wide profitability by reducing total operating expenses as a percentage of net sales from 31.8% in fiscal 2016 to a range of 26.0% to 27.0% by fiscal 2020. We expect to achieve this initiative, aside from top-line growth, through cost reduction measures in Europe and our concrete product line, zero-based budgeting for certain expense categories, a SKU reduction program to right-size our product offering and a commitment to remaining headcount neutral (except in the production and sales departments to meet demands from sales growth). Offsetting these reductions will be the Company’s ongoing investment in its software initiatives as well as the expenses associated with our ongoing SAP implementation.

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

While we believe we have made improvements in our working capital management, three particular factors have transpired since October of 2017 when we released the 2020 Plan that have required us to build more inventory than expected:

•	we pro-actively built-up our anchor inventory in anticipation of potential tariffs on our mechanical anchor finished goods from China, as well as in advance of The Home Depot rollout;

•	we bought an additional allotment of steel in order to mitigate the potential impact of availability; and

•	we have inventory builds to ensure we can meet our customer needs as we continue our SAP roll-out.

We continue to strive towards reducing our inventory as a way of improving our use of working capital.

Many of our key operating initiatives stem from the 2020 Plan, including those focused on rationalizing our cost structure to drive improved profitability without sacrificing our competitive edge, on growing our market share and on improving our technologies and systems to provide best-in-class services to our customers.

Operating expenses as a percentage of net sales were 30.8% for the quarter ended March 31, 2019 and 31.1% for the quarter ended March 31, 2018. In dollars, operating expenses for the quarter ended March 31, 2019 were $3.8 million above our operating expenses for the quarter ending March 31, 2018, which was mostly due to increased stock-based compensation and personnel costs. In late 2017 and throughout 2018, we engaged a leading management consultant to perform an independent in-depth analysis of our operations, which contributed towards a reduction of expenses in 2018 and could potentially result in initiatives that reduce expenses beyond the 2020 Plan as well as improvements to net working capital. We will incur additional success-based consulting expenses in 2019 due to these initiatives, and we expect all leading management consulting fees we incurred in 2018 and will incur in 2019 will have a one-year or less pay back.

We believe our efforts to achieve the 2020 Plan will contribute to improved business performance and operating results, improve returns on invested capital, and allow us to be more aggressive in repurchasing shares of our stock in the near-term. Through execution on the 2020 Plan, we expect by the end of fiscal year 2020 to achieve a return on invested capital (1) target within the range of 17% to 18% from 10.5% in 2016. The Company's return on invested capital was 14.2% for the last four quarters ending March 31, 2019.

We believe our ability to achieve industry-leading margins from a gross profit and operating income standpoint is due to the high level of value-added services that we provide to our customers. Aside from our strong brand recognition and trusted reputation, Simpson is unique due to our extensive product testing capabilities and our state-of-the-art test lab; strong customer support and education for engineers, builders and contractors; deep 40-plus year relationships with engineers that get our products specified on the blueprint and pulled through to the job site; product availability with delivery, typically, in 24 hours to 48 hours; and an active involvement with code officials to improve building codes and construction practices. Based on current information, we expect the competitive environment to be relatively stable with U.S. single-family housing to grow in the low to mid-single digits for fiscal year 2019. For the purposes of defining our 2020 Plan objectives, during years 2017 to 2020 we assume U.S. single-family housing starts growing as a percentage in the mid-single digits on average, which should support a sustainable organic revenue growth outlook in North America for many of our products.

Prior to the 2020 Plan, acquisitions were part of a dual-fold approach to growth. Our strategy since has primarily focused on organic growth, supported by strategic capital investments in the business. As such, we have and will continue to de-emphasize acquisitions activities, especially in the concrete repair space. An exception may occur if the right opportunity were to arise in other areas of our business, such as in our core fastener space, which is the particular area where we believe it would be beneficial to gain additional production capacity to support our wood business or to enhance our wood and concrete product portfolio with additional value–added products.

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

Our sales also tend to be seasonal, with operating results varying from quarter to quarter. With some exceptions, our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year, as our customers tend to purchase construction materials in the late spring and summer months for the construction season. Weather conditions, such as extended cold or wet weather, which affect and sometimes delay installation of some of our products, could negatively affect our results of operations. Political and economic events such as tariffs and the possibility of additional tariffs on imported raw materials or finished goods can also have an effect on our gross and operating profits as well as the amount of inventory on-hand.

ERP Integration

In July 2016, our Board of Directors (the "Board") approved a plan to replace our current in-house enterprise resource planning ("ERP") and externally sourced accounting platforms with a fully integrated ERP platform from SAP America, Inc. ("SAP") in multiple phases by location at all facilities plus our headquarters, with a focus on configuring, instead of customizing, the standard SAP modules.

We went live with our first wave of the SAP implementation project in February of 2018, and we have implemented SAP at a second location in April 2019. We are tracking toward rolling out SAP technology in our remaining U.S. branches by early 2020, and company-wide completion of the SAP roll-out during 2021. While we believe the SAP implementation will be beneficial to the Company over time, annual operating expenses are expected to increase from 2018 to 2024 as a result of the ERP project, partly due to the amortization of related capitalized costs. As of March 31, 2019, we have capitalized $17.8 million and expensed $15.4 million of the costs associated with the ERP project.

Business Segment Information

Our North America segment has generated revenues primarily from wood construction products compared to concrete construction products. Over the last few years, improved economic conditions resulted in net sales trending up on increased housing starts. While our overall sales volume was relatively steady compared to the fourth quarter of 2018, sales volume for our wood construction products was down year–over–year due to unusually wet and cold weather conditions across the U.S. Looking ahead to the second quarter, we expect demand to improve, with the month of April already off to a strong start due to better weather conditions. Our wood construction product net sales increased 3.8% for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018 mostly to due increases in unit sales prices. Our concrete construction product sales increased 31.2% for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018, mostly due to increased sales volumes and unit sales prices.

In late 2016, we collaborated with The Home Depot, Inc. (“The Home Depot”) to make our mechanical anchor line of products available in The Home Depot. This collaboration increased a portion of our finished goods inventory in preparation for the roll-out and we expect to continue to introduce our mechanical anchor line of products through approximately 1,900 of The Home Depot store locations by the end of 2020. As of March 31, 2019, the product line had rolled out to 600 The Home Depot locations with another 400 expected by the end of the second quarter of 2019. The roll-out is occurring a much slower rate than expected due to space restrictions at The Home Depot stores. This slower roll-out; however, is not expected to affect our 2020 Plan target for compound annual sales growth. See “North America” below.

Our Europe segment also generates more revenues from wood construction products than concrete construction products. Wood construction product sales decreased 5.4% for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018. Concrete construction product sales are mostly project based, and net sales increased 26.8% for the quarter ended March 31, 2019 compared to the quarter ended 2018, primarily due to increased sales volumes. Europe net sales for the first quarter of 2019 were negatively affected by foreign currency translations resulting from most Europe currencies weakening against the United States dollar. In local currency, Europe net sales increased primarily due to increases in sales volume and average product prices. Operating expenses decreased $1.2 million for the quarter ended March 31, 2019 compared to the quarter ended 2018, partly due to cost reductions measures. See “Europe” below.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

(1)
When referred to above, the Company’s return on invested capital (“ROIC”) for a fiscal period is calculated based on (i) the net income of the last four quarters as presented in the Company’s condensed consolidated statements of operations prepared pursuant to generally accepted accounting principles in the U.S. (“GAAP”), as divided by (ii) the average of the sum of the total stockholders’ equity and the total long-term liabilities at the beginning of and at the end of such period, as presented in the Company’s consolidated balance sheets prepared pursuant to GAAP for that applicable year. For the purposes of comparability in this calculation, total long-term liabilities excludes long-term finance lease liabilities, which were recognized as of March 31, 2019 as a result of the January 1, 2019 adoption of ASU 2016-02. As such, the Company’s ROIC, a ratio or statistical measure, is calculated using exclusively financial measures presented in accordance with GAAP.

Business Outlook

Based on current information and subject to future events and circumstances:

•	The market price for steel dropped from its highs in 2018. The Company currently believes the market price for steel could be flat or decrease slightly during the second quarter of 2019.

•	The Company estimates that its full-year 2019 gross profit margin will be between approximately 44.5% and 45.5%.

•	The Company estimates that its full-year 2019 operating expenses, as a percentage of net sales, will be between approximately 27.5% and 28.5%.

•	The Company estimates that its 2019 full-year effective tax rate will be between approximately 25% to 27% including both federal and state income tax rates.

Results of Operations for the Three Months Ended March 31, 2019, Compared with the Three Months Ended March 31, 2018

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended March 31, 2019, against the results of operations for the three months ended March 31, 2018. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended March 31, 2018 and the three months ended March 31, 2019.

The Company changed its presentation of its consolidated statement of operations to display non–operating activities, including foreign exchange gain (loss), and certain other income or expenses as a separate item below income from operations. Foreign exchange gain (loss), and other income or expenses were previously included in general and administrative expenses, and in income from operations, respectively. Income before tax and net income for the quarter ended March 31, 2018 presented below were not affected by the change in presentation.

First Quarter 2019 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the three months ended March 31, 2019, from the three months ended March 31, 2018, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	March 31,	North		Asia/	Admin &	March 31,
(in thousands)	2018	America	Europe	Pacific	All Other	2019
Net sales	$244,779	$15,219	$(513)	$(241)	$—	$259,244
Cost of sales	137,157	13,560	(500)	(373)	(854)	148,990
Gross profit	107,622	1,659	(13)	132	854	110,254
Research and development and other engineering expense	11,150	1,289	(21)	(167)	9	12,260
Selling expense	27,573	1,120	(533)	(74)	26	28,112
General and administrative expense	37,399	1,409	(676)	(76)	1,493	39,549
	76,122	3,818	(1,230)	(317)	1,528	79,921
Gain on sale of assets	(1,184)	1,482	12	—	—	310
Income from operations	32,684	(3,641)	1,205	449	(674)	30,023
Interest expense, net	(90)	(116)	(75)	7	78	(196)
Foreign exchange gain (loss) and other	88	(160)	(42)	(642)	189	(567)
Income before income taxes	32,682	(3,917)	1,088	(186)	(407)	29,260
Provision for income taxes	7,253	(1,193)	484	(130)	184	6,598
Net income	$25,429	$(2,724)	$604	$(56)	$(591)	$22,662

Net sales increased 5.9% to $259.2 million from $244.8 million. Net sales to home centers, lumber dealers, dealer distributors and contractor distributors increased primarily due to increases in average product prices and concrete construction product sales volumes. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 84% and 87% of the Company's total net sales in the first quarters of 2019 and 2018, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 16% and 13% of the Company's total net sales in the first quarters of 2019 and 2018, respectively.

Gross profit increased 2.4% to $110.3 million from $107.6 million. Gross profit margins decreased to 42.5% from 44.0%, primarily due to increases in material and labor costs as a percentage of net sales, partly offset by decreases in factory overhead and tooling expense and shipping expense, both as a percentage of net sales. Gross profit margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, decreased to 42.5% from 44.8% for wood construction products and increased to 39.0% from 35.1% for concrete construction products, respectively.

Research and development and engineering expense increased 10.0% to $12.3 million from $11.2 million, primarily due to increases in personnel costs.

Selling expense increased 2.0% to $28.1 million from $27.6 million, primarily due to increases of $0.4 million in personnel costs, $0.3 million in professional fees and $0.2 million in stock-based compensation costs, partly offset by a decrease of $0.4 million in advertising and promotional expenses.

General and administrative expense increased 5.7% to $39.5 million from $37.4 million, primarily due to increases of $0.9 million in cash profit sharing expense, $0.7 million in stock-based compensation expense, $0.4 million in facility expenses and $0.2 million in depreciation expense, partly offset by decreases of $0.7 million in personnel costs. Included in general and administrative expense are SAP related costs of $2.4 million., which decreased $0.8 million from the prior quarter.

Our effective income tax rate increased to 22.5% from 22.2%.

Consolidated net income was $22.7 million compared to $25.4 million. Diluted net income per common share was $0.50 compared to $0.54.

Net sales

The following table represents net sales by segment for the three-month periods ended March 31, 2019 and 2018, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
March 31, 2018	$206,212	$36,293	$2,274	$244,779
March 31, 2019	221,431	35,780	2,033	259,244
Increase (decrease)	$15,219	$(513)	$(241)	$14,465
Percentage increase (decrease)	7.4%	(1.4)%	(10.6)%	5.9%

The following table represents segment net sales as percentages of total net sales for the three-month periods ended March 31, 2019 and 2018, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2018 net sales	84%	15%	1%	100%
Percentage of total 2019 net sales	85%	14%	1%	100%

Gross profit

The following table represents gross profit by segment for the three-month periods ended March 31, 2019 and 2018, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
March 31, 2018	$96,738	$11,568	$187	$(871)	$107,622
March 31, 2019	98,397	11,555	319	(17)	110,254
Increase (decrease)	$1,659	$(13)	$132	$854	$2,632
Percentage increase (decrease)	1.7%	(0.1)%	*	*	2.4%

* The statistic is not meaningful or material.

The following table represents gross profit as a percentage of sales by segment for the three months ended March 31, 2019 and 2018, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2018 gross profit percentage	46.9%	31.9%	8.2%	*	44.0%
2019 gross profit percentage	44.4%	32.3%	15.7%	*	42.5%

* The statistic is not meaningful or material.

North America

•
Net sales increased 7.4%, primarily due to increases in average net sales prices and concrete construction product sales volume. Canada's net sales were negatively affected by foreign currency translation.

•
Gross profit as a percentage of net sales decreased to 44.4% from 46.9% primarily due to increases in both material and labor costs as a percentage of net sales, partly offset by lower shipping expense and factory overhead and tooling costs as a percentage of net sales.

•	Research and development and engineering expense increased $1.3 million, primarily due to an increase of $0.7 million in personnel costs.

•	Selling expense increased $1.1 million, primarily due to increases of $0.7 million in personnel costs, $0.3 million in professional fees and $0.2 million in stock-based compensation costs.

•
General and administrative expense increased $1.4 million, primarily due to increases of $0.8 million in cash profit sharing expense, $0.6 million in professional fees, $0.4 million in stock-based compensation expense and $0.3 million in depreciation expense, partly offset by decreases of $0.7 million in personnel costs. Included in general and administrative expense are SAP related costs of $2.1 million. This is a decrease of $0.4 million from the prior quarter.

•	Income from operations decreased $3.6 million, primarily due to decreased gross profit margins.

Europe

•
Net sales decreased 1.4%, primarily due to approximately $2.9 million of negative foreign currency translations resulting from European currencies weakening against the United States dollar. In local currency, Europe net sales increased primarily due to increases in volume and average product prices.

•
Gross profit as a percentage of net sales increased slightly to 32.3% from 31.9%, primarily due to lower labor, factory overhead and tooling, shipping and warehouse costs as a percentage of net sales, offset by higher material costs as a percentage of net sales.

•	Selling expense decreased $0.5 million, primarily due to decreases of $0.3 million in advertising and promotional expenses and $0.2 million in personnel costs.

•
General and administrative expense decreased $0.7 million, primarily due to decreases of $0.4 million in personnel costs. Included in general and administrative expense are SAP related costs of $0.3 million. This is a decrease of $0.4 million from the prior quarter.

•	Loss from operations improved $1.2 million, primarily due to lower operating expenses.

Asia/Pacific

•
For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended March 31, 2019 and 2018, respectively.

Administrative and All Other

•	General and administrative expense increased $1.5 million, primarily due to increases of $0.4 million in personnel cost, $0.4 million in stock-based compensation and $0.2 million in facility expenses.

Effect of New Accounting Standards

See "Note 1 Basis of Presentation — Recently Adopted Accounting Standards” and “Recently Issued Accounting Standards Not Yet Adopted” to the accompanying unaudited interim condensed consolidated financial statements.

Liquidity and Sources of Capital

Our primary sources of liquidity are cash and cash equivalents, cash flow from operations and our $300.0 million credit facility that expires on July 23, 2021. As of March 31, 2019, there were no amounts outstanding under this facility.

Our principal uses of liquidity include the costs and expenses associated with our operations, continuing our capital allocation strategy, which includes growing our business by internal improvements, repurchasing our common stock, paying cash dividends, and meeting other liquidity requirements for the next twelve months.

As of March 31, 2019, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Cash and cash equivalents of $37.4 million are held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the United States. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

The following table presents selected financial information as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively:

	At March 31,	At December 31,	At March 31,
(in thousands)	2019	2018	2018

Cash and cash equivalents	$113,407	$160,180	$137,413
Property, plant and equipment, net	251,398	254,597	276,114
Goodwill, intangible assets and equity investment	158,371	157,139	168,853
Working capital	425,160	447,949	440,306

The following table provides cash flow indicators for the three-month periods ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$9,648	$17,118
Investing activities	(10,806)	(9,696)
Financing activities	(45,466)	(39,323)

Cash flows from operating activities result primarily from our earnings, and are also affected by changes in operating assets and liabilities which consist primarily of working capital balances. As a building construction materials manufacturer, our operating cash flows are subject to seasonality and are cyclically associated with the volume and timing of construction project starts. For example, trade accounts receivable is generally at its lowest at the end of the fourth quarter and increases during the first, second and third quarters.

During the three months ended March 31, 2019, operating activities provided $9.6 million in cash and cash equivalents, as a result of $22.7 million from net income and $17.2 million from non-cash adjustments to net income, which included depreciation and amortization expense and stock-based compensation expense. The increase is partly offset by a decrease of $30.2 million in the net change in operating assets and liabilities, including increases of $27.0 million in trade accounts receivable and decreases of $5.0 million in accrued liabilities and $4.9 million in accrued profit sharing trust contributions, partly offset by a decrease of $3.1 million in inventory, and an increase of $3.9 million in income taxes payable. Cash used in investing activities of $10.8 million during the three months ended March 31, 2019 consisted primarily of $7.4 million for property, plant and equipment expenditures and $3.5 million for an acquisition in the Europe segment. Cash used in financing activities of $45.5 million during the three months ended March 31, 2019 consisted primarily of $30.0 million used for share repurchases and $9.9 million used to pay cash dividends.

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

•
Our asset acquisitions, net of cash acquired and proceeds from sales of business, in 2017, 2018 and the three months ended March 31, 2019 were $18.5 million, $2.0 million and $3.5 million, respectively.

•
Our capital spending in 2017, 2018 and the three months ended March 31, 2019 was $58.0 million, $29.3 million and $7.4 million, respectively, which was primarily used for real estate improvements, machinery and equipment purchases and software in development. Based on current information and subject to future events and circumstances, we estimate that our full-year 2019 capital spending will be approximately $30 million to $35 million, including $7 to $10 million on maintenance-type capital expenditures, assuming all such projects will be completed by the end of 2019. Based on current information and subject to future events and circumstances, we estimate that our full-year 2019 depreciation and amortization expense will be approximately $39 million to $41 million, of which approximately $33 million to $35 million is related to depreciation.

•
On April 26, 2019, the Company’s Board of Directors raised the quarterly cash dividend by 4.5% to $0.23 per share, estimated to be $10.2 million in total. Such dividend is scheduled to be paid on July 25, 2019, to stockholders of record on July 3, 2019.

•
During 2019, the Company purchased 505,448 shares of the Company's common stock on the open market at an average price of $59.35 per share, for a total of $30.0 million. In total, as illustrated in the table below, the Company has repurchased over six million shares of the Company's common stock, which represents approximately 12.6% of our shares of common stock outstanding at the beginning of 2015. Including dividends, we have returned cash of $460.0 million, which represents 91.0% of our total cash flow from operations during the same period. Given our confidence in our business and our expectation that the 2020 Plan will drive improved operational performance and higher return on invested capital, we expect to continue to be active as it relates to share repurchase activity.

(in thousands)	Number of Shares Repurchased	Cash Paid for Share Repurchases	Cash paid for Dividends	Total
January 1 - March 31, 2019	505	$30,000	$9,901	$39,901
January 1 - December 31, 2018	1,955	110,540	39,891	150,431
January 1 - December 31, 2017	1,138	70,000	36,981	106,981
January 1 - December 31, 2016	1,244	53,502	32,711	86,213
January 1 - December 31, 2015	1,339	47,144	29,352	76,496
Total	6,181	$311,186	$148,836	$460,022

•	As of March 31, 2019, approximately $70.0 million remained available under the $100.0 million repurchase authorization, which expires December 31, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have operations both within the United States and internationally, and are exposed to market risks in the ordinary course of our business.

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

Foreign currency translation adjustments on the Company's underlying assets and liabilities resulted in an accumulated other comprehensive loss of $1.3 million for the three months ended March 31, 2019, due to the effect of the strengthening of the United States dollar in relation to the European euro, Danish krone, Swiss franc and Swedish krona, partly offset by weakening against the Canadian dollar, the British pound and the Chinese yuan.

Interest Rate Risk

The Company has no variable interest-rate debt outstanding.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

As the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves. For a discussion of risks related to the implementation of new systems, see Item 1A - "Risk Factors - Other Risks - We rely on complex software systems and hosted applications to operate our business, and our business may be disrupted if we are unable to successfully/efficiently update these systems or convert to new systems." in our Annual Report on Form 10-K for the year ended December 31, 2018.

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company currently is not a party to any legal proceedings, which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and could have a material adverse effect on the Company’s financial condition, cash flows or results of operations. See “Note 12 — Commitments and Contingencies” to the accompanying unaudited interim condensed consolidated financial statements for certain potential third-party claims.

Item 1A. Risk Factors

We are affected by risks specific to us, as well as risks that generally affect businesses operating in global markets. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (available at www.simpsonmfg.com/docs/10K-2018.pdf or www.sec.gov). The risks discussed in such Annual Report on Form 10-K and information provided elsewhere in this Quarterly Report, could materially adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents the monthly repurchases of shares of our common stock in the first quarter of 2019.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs [1]
January 1 - January 31, 2019	—	N/A	—	$100.0 million
February 1 - February 28, 2019	324,143	$59.05	324,143	$80.9 million
March 1 - March 31, 2019	181,305	$59.90	181,305	$70.0 million
Total	505,448

[1] Pursuant to the Board’s $100.0 million repurchase authorization that was publicly announced on February 4, 2019, which authorization is scheduled to expire on December 31, 2019.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL) are filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 7, 2019	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)