Form 10-Q
period 2019-06-30
SIMPSON MANUFACTURING CO INC /CA/
filed 2019-08-07
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2019

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
(925) 560-9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	SSD	New York Stock Exchange

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2019: 44,674,523.

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	June 30,		December 31,
	2019	2018	2018
ASSETS
Current assets
Cash and cash equivalents	$141,731	$155,035	$160,180
Trade accounts receivable, net	191,282	211,179	146,052
Inventories	266,142	258,180	276,088
Other current assets	14,795	15,772	17,209
Total current assets	613,950	640,166	599,529

Property, plant and equipment, net	252,710	269,127	254,597
Operating lease right-of-use assets	35,111	—	—
Goodwill	132,312	136,398	130,250
Equity investment	2,498	2,528	2,487
Intangible assets, net	22,991	26,761	24,402
Other noncurrent assets	10,346	10,907	10,398
Total assets	$1,069,918	$1,085,887	$1,021,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$39,241	$47,985	$34,361
Accrued liabilities and other current liabilities	118,000	120,007	117,219
Total current liabilities	157,241	167,992	151,580
Operating lease liabilities	28,164	—	—
Deferred income tax and other long-term liabilities	16,092	14,093	14,569
Total liabilities	201,497	182,085	166,149
Commitments and contingencies (see Note 12)
Stockholders’ equity
Common stock, at par value	446	462	453
Additional paid-in capital	277,024	271,735	276,504
Retained Earnings	615,529	652,124	628,207
Treasury stock	—	(440)	(25,000)
Accumulated other comprehensive loss	(24,578)	(20,079)	(24,650)
Total stockholders’ equity	868,421	903,802	855,514
Total liabilities and stockholders’ equity	$1,069,918	$1,085,887	$1,021,663

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$304,853	$308,007	$564,097	$552,786
Cost of sales	170,674	167,442	319,664	304,599
Gross profit	134,179	140,565	244,433	248,187
Operating expenses:
Research and development and other engineering	11,055	11,249	23,316	22,399
Selling	28,687	29,201	56,799	56,774
General and administrative	41,345	38,807	80,893	76,206
Total operating expenses	81,087	79,257	161,008	155,379
Net gain on disposal of assets	(561)	(125)	(251)	(1,309)
Income from operations	53,653	61,433	83,676	94,117
Interest income (expense), net and other	147	(871)	(616)	(873)
Income before taxes	53,800	60,562	83,060	93,244
Provision for income taxes	14,223	16,476	20,821	23,729
Net income	$39,577	$44,086	$62,239	$69,515

Other comprehensive income
Translation adjustment	1,363	(11,442)	28	(7,583)
Unamortized pension adjustments	(100)	—	(100)	—
Comprehensive net income	$40,840	$32,644	$62,167	$61,932

Net income per common share:
Basic	$0.89	$0.95	$1.39	$1.50
Diluted	$0.88	$0.94	$1.38	$1.48

Number of shares outstanding
Basic	44,671	46,323	44,772	46,468
Diluted	44,972	46,677	45,089	46,842

Cash dividends declared per common share	$0.23	$0.22	$0.45	$0.43

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
At June 30, 2018 and 2019, and December 31, 2018
(In thousands except per-share amounts, unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2018	46,745	$473	$260,157	$676,644	$(12,496)	$(40,000)	$884,778
Net income	—	—	—	69,515	—	—	69,515
Translation adjustment, net of tax	—	—	—	—	(7,583)	—	(7,583)
Options exercised	23	—	695	—	—	—	695
Stock-based compensation	—	—	5,531	—	—	—	5,531
Adoption of ASC 606, net of tax	—	—		791	—	—	791
Shares issued from release of Restricted Stock Units	176	2	(5,113)	—	—	—	(5,111)
Repurchase of common stock	(627)	—	10,000	—	—	(35,439)	(25,439)
Retirement of treasury stock	—	(13)		(74,986)	—	74,999	—
Cash dividends declared on common stock, $0.43 per share	—	—		(19,840)	—	—	(19,840)
Common stock issued at $57.41 per share for stock bonus	8	—	465	—	—	—	465
Balance, at June 30, 2018	46,325	462	271,735	652,124	(20,079)	(440)	903,802
Net income	—	—	—	57,118	—		57,118
Translation adjustment, net of tax	—	—	—	—	(5,328)	—	(5,328)
Pension adjustment, net of tax	—	—	—	—	376	—	376
Stock-based compensation	—	—	4,803	—	—	—	4,803
Adoption of new accounting standards	—	—	—	(381)	381	—	—
Shares issued from release of Restricted Stock Units	1	—	(34)	—	—	—	(34)
Repurchase of common stock	(1,328)	—	—	—	—	(85,101)	(85,101)
Retirement of common stock	—	(9)	—	(60,532)	—	60,541	—
Cash dividends declared on common stock, $0.44 per share	—	—	—	(20,122)	—	—	(20,122)
Balance, at December 31, 2018	44,998	453	276,504	628,207	(24,650)	(25,000)	855,514
Net income	—	—	—	62,239	—	—	62,239
Translation adjustment, net of tax	—	—	—	—	(28)	—	(28)
Pension adjustment, net of tax	—	—	—	—	100	—	100
Stock-based compensation	—	—	6,127	—	—	—	6,127
Shares issued from release of Restricted Stock Units	177	2	(5,899)	—	—	—	(5,897)
Repurchase of common stock	(505)	—	—	—	—	(30,000)	(30,000)
Retirement of treasury stock	—	(9)	—	(54,991)	—	55,000	—
Cash dividends declared on common stock, $0.45 per share	—	—	—	(19,926)	—	—	(19,926)
Common stock issued at $54.31 per share for stock bonus	5	—	292	—	—	—	292
Balance at June 30, 2019	44,675	$446	$277,024	$615,529	$(24,578)	$—	$868,421

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net income	$62,239	$69,515
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets and other	(262)	(1,287)
Depreciation and amortization	19,515	19,633
Noncash lease expense	3,243	—
Deferred income taxes and other long-term liabilities	1,911	1,546
Noncash compensation related to stock plans	6,600	6,020
Provision of doubtful accounts	98	290
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(45,078)	(76,838)
Inventories	9,708	(7,739)
Trade accounts payable	4,318	19,193
Other current assets	(1,269)	3,794
Accrued liabilities and other current liabilities	(3,852)	20,254
Other noncurrent assets and liabilities	(3,590)	983
Net cash provided by operating activities	53,581	55,364
Cash flows from investing activities
Capital expenditures	(15,259)	(19,040)
Asset acquisitions, net of cash acquired	(3,492)	—
Proceeds from sale of property and equipment	2,493	2,017
Net cash used in investing activities	(16,258)	(17,023)
Cash flows from financing activities
Repurchase of common stock	(30,000)	(25,439)
Proceeds from line of credit	10,742	—
Repayments of line of credit and capital leases	(10,726)	(437)
Issuance of common stock for exercise of options	—	695
Dividends paid	(19,726)	(19,546)
Cash paid on behalf of employees for shares withheld	(5,899)	(5,111)
Net cash used in financing activities	(55,609)	(49,838)
Effect of exchange rate changes on cash and cash equivalents	(163)	(1,982)
Net decrease in cash and cash equivalents	(18,449)	(13,479)
Cash and cash equivalents at beginning of period	160,180	168,514
Cash and cash equivalents at end of period	$141,731	$155,035
Noncash activity during the period
Noncash capital expenditures	$1,636	$290
Dividends declared but not paid	10,284	10,190
Issuance of Company’s common stock for compensation	292	465

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

Interim Reporting Period

The accompanying unaudited quarterly condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These interim statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

The Company changed its presentation of its consolidated statement of operations to display non-operating activities, including foreign exchange gain (loss), and certain other income or expenses as a separate line item below income from operations. Foreign exchange gain (loss), and other was previously included in general and administrative expenses and in income from operations. The change did not affect income before taxes and net income as previously presented for the three months and six months ended June 30, 2018.

Revenue Recognition

Generally, the Company's revenue contract with a customer exists when the goods are shipped, services are rendered; and its related invoice is generated. The duration of the contract does not extend beyond the promised goods or services already transferred. The transaction price of each distinct promised product or service specified in the invoice is based on its relative stated standalone selling price. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer at a point in time. The Company’s shipping terms provide the primary indicator of the transfer of control. The Company's general shipping terms are F.O.B. shipping point, where title and risk and rewards of ownership transfer at the point when the products leave the Company's warehouse. The Company recognizes revenue based on the consideration specified in the invoice with a customer, excluding any sales incentives, discounts, and amounts collected on behalf of third parties (i.e., governmental tax authorities). Based on historical experience with the customer, the customer's purchasing pattern and its significant experience selling products, the Company concluded that a significant reversal in the cumulative amount of revenue recognized will not occur when the uncertainty (if any) is resolved (that is, when the total amount of purchases is known). Refer to Note 2 for additional information.

Net Income Per Common Share

Net income per common share are calculated based on the weighted-average number of the Company's common stock outstanding during the period. Potentially dilutive securities are included in the diluted per-share calculations using the treasury stock method for all periods when the effect is dilutive.

Accounting for Leases

The Company has operating and finance leases for certain facilities, equipment, autos and data centers. As an accounting policy for short-term leases, the Company elected to not recognize the right-of-use asset and liability, if, at the commencement date, the lease (1) has a term of 12 months or less and (2) does not include renewal and purchase options that the Company is reasonably certain to exercise. Monthly payments on short-term leases are recognized on the straight-line basis over the full lease term.

Accounting for Stock-Based Compensation

The Company recognizes stock-based expense related to restricted stock unit awards on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally a vesting term of four years. Stock-based expense related to performance share grants are measured based on the grant date fair value and expensed on a graded basis over the service periods of the awards, which is generally a performance period of three years. The assumptions used to calculate the fair value of options or restricted stock units are evaluated and revised, as necessary, to reflect market conditions and the Company's experience.

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

As of June 30, 2019 and 2018, the Company’s investments included in cash equivalents consisted of only money market funds, which are the Company’s primary financial instruments and carried at cost, approximating fair value, based on Level 1 inputs. The balance of the Company’s primary financial instruments as of June 30, 2019 and 2018 was $0.1 million and $6.9 million, respectively. The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions is classified as Level 3 within the fair value hierarchy as it is based on unobserved inputs such as management estimates and entity-specific assumptions and is evaluated on an ongoing basis.

Income Taxes

The Company uses an estimated annual tax rate to measure the tax benefit or tax expense recognized in each interim period.

Acquisitions

Under the business combinations topic ASC 805, the Company accounts for acquisitions as business combinations and ascribes acquisition-date fair values to the acquired assets and assumed liabilities. Provisional fair value measurements are made at the time of the acquisition. Adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as information necessary to complete the analysis is obtained. The fair value of intangible assets are generally based on Level 3 inputs.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The core requirement of ASU 2016-02 is to recognize assets and liabilities that arise from leases, including those leases classified as operating leases. The amendments require a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset ("ROU") representing its right to use the underlying asset for the lease term in the statement of financial position. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. On January 1, 2019, the Company adopted ASU 2016-02 using the optional transition method. The Company elected and applied a few practical transition expedients including, not reassessing whether any expired or existing contracts are or contain leases; not reassessing the lease classification for any expired or existing leases and not reassessing initial direct costs for any existing leases. The Company has operating and finance leases for certain facilities, equipment, autos and data centers. The adoption of ASU 2016-02 resulted in the recognition of ROU assets and lease liabilities of approximately $34.3 million and $35.1 million, respectively on January 1, 2019. The adoption had no material impact on the condensed consolidated statement of operations or cash flows. See Note 10.

All other issued and effective accounting standards during the second quarter of 2019 were determined to be not relevant or material to the Company.

2. Revenue from Contracts with Customers

Disaggregated revenue

The Company disaggregates net sales into the following major product groups as described in the footnote for segment information included in these interim financial statements under Note 13.

Wood Construction Products Revenue. Wood construction products represented 84% and 86% of total net sales in the six months ended June 30, 2019 and 2018, respectively.

Concrete Construction Products Revenue. Concrete construction products represented 16% and 14% of total net sales in the six months ended June 30, 2019 and 2018, respectively.

Customer acceptance criteria. Generally, there are no customer acceptance criteria included in the Company's standard sales agreement with customers. When an arrangement with the customer does not meet the criteria to be accounted for as a revenue contract under the standard, the Company recognizes revenue in the amount of nonrefundable consideration received when the Company has transferred control of the goods or services and has stopped transferring (and has no obligation to transfer) additional goods or services. The Company offers certain customers discounts for paying invoices ahead of the due date, which are generally between 30 to 60 days after the issue date.

Other revenue. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and services were less than 1.0% of net sales and recognized as the services are completed or the software products and services are delivered. Services may be sold separately or in bundled packages. The typical contract length for a service is generally less than one year. For bundled packages, the Company accounts for individual services separately when they are distinct. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from the service on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the services.

Reconciliation of contract balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of June 30, 2019, the Company had no contract assets or contract liabilities from contracts with customers.

3.    Net Income Per Share

The following table reconciles basic net income per the Company's common stock to diluted net income per share for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income available to common stockholders	$39,577	$44,086	$62,239	$69,515
Basic weighted-average shares outstanding	44,671	46,323	44,772	46,468
Dilutive effect of potential common stock equivalents — restricted stock units	301	354	317	374
Diluted weighted-average shares outstanding	44,972	46,677	45,089	46,842
Net income per common share:
Basic	$0.89	$0.95	$1.39	$1.50
Diluted	$0.88	$0.94	$1.38	$1.48

4.    Stockholders' Equity

Share Repurchases

For the six months ended June 30,2019, the Company repurchased 505,448 shares of the Company's common stock in the open market at an average price of $59.35 per share, for a total of $30.0 million. As of June 30, 2019, approximately $70.0 million remains available for repurchase under the previously announced $100.0 million share repurchase authorization (which expires at the end of 2019).

5.    Stock-Based Compensation

The Company allocates stock-based compensation expense related to equity plans for employees and non-employee directors among cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. The Company recognized stock-based compensation expense related to its equity plans for employees of $2.5 million and $2.9 million for the three months ended June 30, 2019 and 2018, respectively, and $6.6 million and $6.0 million for the six months ended June 30, 2019 and 2018, respectively. Stock-based compensation cost capitalized in inventory was not material for all periods presented.

During the six months ended June 30, 2019, the Company granted 208,231 restricted stock units ("RSUs") to the Company's employees, including officers, and eight non-employee directors at an estimated weighted average fair value of $57.73 per share based on the closing price (adjusted for the present value of dividends) of the Company's common stock on the grant date. The RSUs granted to the Company's employees may be time-based, performance-based or time- and performance-based. Certain of the performance-based RSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the RSU agreement over a cumulative three year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time- and performance based RSUs that are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year life of the award, and require the underlying shares of the Company's common stock to be subject to a performance-based adjustment during the first year of the award.

As of June 30, 2019, the Company's aggregate unamortized stock compensation expense was approximately $15.3 million, which is entirely attributable to unvested RSUs and is expected to be recognized in expense over a weighted-average period of 2.5 years.

6.    Trade Accounts Receivable, Net

Trade accounts receivable at the dates indicated consisted of the following:

	At June 30,		At December 31,
(in thousands)	2019	2018	2018
Trade accounts receivable	$195,767	$215,174	$149,886
Allowance for doubtful accounts	(1,279)	(1,223)	(1,364)
Allowance for sales discounts and returns	(3,206)	(2,772)	(2,470)
	$191,282	$211,179	$146,052

7.    Inventories

Inventories at the dates indicated consisted of the following:

	At June 30,		At December 31,
(in thousands)	2019	2018	2018
Raw materials	$102,901	$96,338	$98,058
In-process products	25,145	27,847	24,645
Finished products	138,096	133,995	153,385
	$266,142	$258,180	$276,088

8.    Property, Plant and Equipment, Net

Property, plant and equipment, net, at the dates indicated consisted of the following:

	At June 30,		At December 31,
(in thousands)	2019	2018	2018
Land	$29,343	$32,121	$30,034
Buildings and site improvements	198,129	209,888	198,809
Leasehold improvements	5,016	4,709	4,826
Machinery, equipment, and software	339,885	320,131	330,076
	572,373	566,849	563,745
Less accumulated depreciation and amortization	(334,293)	(313,088)	(318,388)
	238,080	253,761	245,357
Capital projects in progress	14,630	15,366	9,240
	$252,710	$269,127	$254,597

9.    Goodwill and Intangible Assets, Net

Goodwill at the dates indicated was as follows:

	At June 30,		At December 31,
(in thousands)	2019	2018	2018
North America	$96,546	$95,621	$96,435
Europe	34,426	39,365	32,471
Asia/Pacific	1,340	1,412	1,344
Total	$132,312	$136,398	$130,250

Intangible assets, net, at the dates indicated were as follows:

	At June 30, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$30,824	$(17,586)	$13,238
Europe	23,599	(13,846)	9,753
Total	$54,423	$(31,432)	$22,991

	At June 30, 2018
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$30,715	$(15,232)	$15,483
Europe	23,884	(12,606)	11,278
Total	$54,599	$(27,838)	$26,761

	At December 31, 2018
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$30,825	$(16,002)	$14,823
Europe	22,353	(12,774)	9,579
Total	$53,178	$(28,776)	$24,402

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization expense of definite-lived intangible assets was $1.3 million for each of the three-month periods ended June 30, 2019 and 2018, respectively, and was $2.7 million and $2.6 for the six months ended June 30, 2019 and 2018, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 5.4 years.

The only indefinite-lived intangible asset, consisting of a trade name, totaled $0.6 million at June 30, 2019.

At June 30, 2019, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)

Remaining six months of 2019	$2,725
2020	5,421
2021	4,942
2022	3,052
2023	2,248
2024	1,285
Thereafter	2,702
$22,375

The changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2019, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2018	$130,250	$24,402
Acquisitions	1,815	1,213
Amortization	—	(2,657)
Foreign exchange	247	33
Balance at June 30, 2019	$132,312	$22,991

10.     Leases

On January 1, 2019, the Company adopted ASU 2016-02 using the optional transition method. The Company has operating leases for certain facilities, equipment and autos. The existing operating leases expire at various dates through 2023, some of which include options to extend the leases for up to 5 years. The Company measured the lease liability at the present value of the lease payments to be made over the lease term. The lease payments are discounted using the Company's incremental borrowing rate. The Company measured the right-of-use ("ROU") assets at the amount at which the lease liability is recognized plus initial direct costs incurred or prepayment amounts. The ROU assets are amortized on a straight-line basis over the lease term.

The following table provides a summary of leases included on the condensed consolidated balance sheets as of June 30, 2019:

	Condensed Consolidated Balance Sheets Line Item	Six Months Ended June 30,
(in thousands)		2019
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$35,111
Liabilities
Operating - current	Accrued expenses and other current liabilities	$6,647
Operating - noncurrent	Operating lease liabilities	28,164
Total operating lease liabilities		$34,811

Finance leases
Assets
Property and equipment, gross	Property, plant and equipment, net	$3,569
Accumulated amortization	Property, plant and equipment, net	(2,417)
Property and equipment, net	Property, plant and equipment, net	$1,152
Liabilities
Other current liabilities	Accrued expenses and other current liabilities	$1,107
Other long-term liabilities	Deferred income tax and other long-term liabilities	1,047
Total finance lease liabilities		$2,154

The components of lease expense were as follows:

	Condensed Consolidated Statements of Operations Line Item	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)		2019	2019
Operating lease cost	General administrative expenses and cost of sales	$2,272	$4,426

Finance lease cost:
Amortization of right-of-use assets	General administrative expenses	$218	436
Interest on lease liabilities	Interest expense, net	18	38
Total finance lease		$236	$474

Other information

Supplemental cash flow information related to leases as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,214	$4,305
Finance cash flows for finance leases	290	580

Operating right-of-use assets obtained in exchange for lease obligations during the current period	1,718	2,211

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2019:

(in thousands)	Operating Leases	Finance Leases
Remaining six months of 2019	$4,517	$580
2020	8,560	1,160
2021	6,985	479
2022	4,857	—
2023	3,433	—
Thereafter	13,640	—
Total lease payments	41,992	2,219
Less: Present value discount	(7,181)	(65)
Total lease liabilities	$34,811	$2,154

The following table summarizes the Company's lease terms and discount rates as of June 30, 2019:

Weighted-average remaining lease terms (in years):
Operating leases	6.92
Finance leases	1.93
Weighted-average discount rate:
Operating leases	5.37%
Finance leases	3.22%

11.    Debt

Credit Facilities

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at June 30, 2019, was $302.8 million including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles. As of June 30, 2019, the Company had an outstanding balance of $1.3 million under these credit lines, and no amounts outstanding as of June 30, 2018, and December 31, 2018, respectively. The Company was in compliance with its financial covenants at June 30, 2019.

12.    Commitments and Contingencies

Litigation

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business, including those arising from or related to contractual matters, commercial disputes, intellectual property, personal injury, environmental matters, product performance or warranties, product liability, insurance coverage and personnel, labor and employment disputes.

Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are often uncertain and difficult to predict, and the Company's view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position, liquidity or results of operations. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits, including costs to settle claims and lawsuits, based on experience involving similar matters and specific facts known. The Company believes that its defenses and assertions in pending legal proceedings have merit and does not believe that any of these pending matters, after consideration of applicable reserves and rights to indemnification, will have a material adverse effect on the Company’s consolidated financial position. However, substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, the Company could from time to time incur judgments, enter into settlements or revise its expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on its results of operations in the period in which the amounts are accrued and/or its cash flows in the period in which the amounts are paid.

The Company previously recorded a charge to administrative expense of approximately $2.9 million, net of tax for a certain pending legal proceeding during the period ended December 31, 2018. The Company has recorded an additional charge of approximately $100,000 in the period ended June 30, 2019, resulting in the total charge recorded for such matter being approximately $3.0 million, net of tax.

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

Potential Third-Party Claims

Charles Vitale, et al. v. D.R. Horton, Inc. and D.R. Horton-Schuler Homes, LLC, Civil No. 15-1-1347-07, a putative class action lawsuit, was filed in the Hawaii First Circuit on July 13, 2015, in which homeowner plaintiffs allege that all homes built by D.R Horton/D.R. Horton-Schuler Homes (collectively "Horton Homes") in the State of Hawaii have strap-tie holdowns that are suffering premature corrosion. The court has denied a motion for statewide class certification.  The Company is not currently a party to the Vitale lawsuit. If claims are asserted against the Company in the Vitale case, it will vigorously defend any such claims, whether brought by the plaintiff homeowners, or third party claims by Horton Homes. Based on facts currently known to the Company and subject to future events and circumstances, the Company believes that all or part of any claims that any party might seek to allege against it related to the Vitale case may be covered by its insurance policies.

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

The following tables illustrate certain measurements used by management to assess the performance of its reportable segments as of or for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net Sales
North America	$259,073	$259,822	$480,504	$466,034
Europe	43,648	45,784	79,428	82,077
Asia/Pacific	2,132	2,401	4,165	4,675
Total	$304,853	$308,007	$564,097	$552,786
Sales to Other Segments*
North America	$466	$578	$807	$1,206
Europe	631	251	1,089	600
Asia/Pacific	7,276	6,797	13,672	13,321
Total	$8,373	$7,626	$15,568	$15,127
Income (Loss) from Operations**
North America	$50,100	$59,991	$82,864	$96,444
Europe	4,725	3,688	4,341	2,099
Asia/Pacific	248	(673)	(294)	(1,663)
Administrative and all other	(1,420)	(1,573)	(3,235)	(2,763)
Total	$53,653	$61,433	$83,676	$94,117

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

			At
	At June 30,		December 31,
(in thousands)	2019	2018	2018
Total Assets
North America	$1,194,318	$1,042,765	$1,119,012
Europe	173,791	208,609	157,437
Asia/Pacific	27,453	28,620	25,644
Administrative and all other	(325,644)	(194,107)	(280,430)
Total	$1,069,918	$1,085,887	$1,021,663

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $98.4 million, $71.8 million, and $113.6 million, as of June 30, 2019 and 2018, and December 31, 2018, respectively. Total "Administrative and all other" assets are net of inter-segment due to and from accounts eliminated in consolidation.

While the Company manages its business by geographic segment, the following table illustrates the distribution of the Company’s net sales by product group as additional information for the following periods:

	Three Months Ended June 30,
(in thousands)	2019	2018

Wood construction products	$258,416	$260,103
Concrete construction products	46,360	47,859
Other	77	45
Total	$304,853	$308,007

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

The Company’s largest customer, attributable mostly to the North America segment, accounted for 12.4% and 11.5% of net sales for three and six months ending June 30, 2019, respectively, and 12.0% and 10.9% of net sales, accounted for the three and six months ended June 30, 2018.

14.    Subsequent Events

On July 25, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per share, estimated to be $10.2 million in total. The dividend will be payable on October 24, 2019, to the Company's stockholders of record on October 3, 2019.

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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions that concern our strategy, plans, expectations or intentions. Forward-looking statements include, but are not limited to, statements about future financial and operating results, our plans, objectives, business outlook, priorities, expectations and intentions, expectations for sales growth, comparable sales, earnings and performance, stockholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, our strategic initiatives, including the impact of these initiatives on our strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing and other statements that are not historical facts. Although we believe that the expectations, opinions, projections and comments reflected in these forward-looking statements are reasonable, such statements involve risks and uncertainties and we can give no assurance that such statements will prove to be correct. Actual results may differ materially from those expressed or implied in such statements.

Forward-looking statements are subject to inherent uncertainties, risk and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in our forward looking statements include, among others, those discussed under the Item 1A. Risk Factors and Item7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report on Form 10-K.

We caution that you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and factors that may affect our business.

Overview

We design, manufacture and sell building construction products that are of high quality and performance, easy to use and cost-effective for customers. We operate in three business segments determined by geographic region: North America, Europe and Asia/Pacific.

Our strategic plan for growth includes increasing our market share and profitability in Europe; growing our market share in the concrete space; and continuing to develop our software to support our core wood products offering while leveraging our strengths in engineering, sales and distribution, and our strong brand name. We believe these initiatives and objectives are crucial to not only offer a more complete solution to our customers and bolster our sales of core wood connector products, but also to mitigate the effect of the cyclicality of the U.S. housing market.

On October 30, 2017, we announced the 2020 Plan to provide additional transparency into the execution of our strategic plan and financial objectives. Under the 2020 Plan, we assumed (i) housing starts growing as a percentage in the mid-single digit, (ii) increasing our market share and profitability in Europe, and (iii) gaining market share in both our truss and concrete product offerings. At the time of the announcement, our 2020 Plan was centered on the following three key operational objectives.

•	First, a continued focus on organic growth with a goal to achieve a net sales compounded annual growth rate of approximately 8% (from $860.7 million reported in fiscal 2016) through fiscal 2020.

•
Second, rationalizing our cost structure to improve company-wide profitability by reducing total operating expenses as a percentage of net sales from 31.8% in fiscal 2016 to a range of 26.0% to 27.0% by fiscal 2020. We expect to achieve this initiative, aside from top-line growth, through cost reduction measures in Europe and our concrete product line, zero-based budgeting for certain expense categories, a SKU reduction program to right-size our product offering and a commitment to remaining headcount neutral (except in the production and sales departments to meet demands from sales growth). Offsetting these reductions will be the Company’s ongoing investment in its software initiatives as well as the expenses associated with our ongoing SAP implementation, which includes increasing headcount when necessary.

•
Third, improving our working capital management and overall balance sheet discipline primarily through the reduction of inventory levels in connection with the implementation of Lean principles in many of our factories. This included improving our inventory turn rate from two-times a year for fiscal 2016 to four-times by the end of 2020. With these efforts, we believed we could achieve an additional 25% to 30% reduction of our raw materials and finished goods inventory through 2020 without impacting day-to-day production and shipping procedures.

Since 2016, organic net sales has grown at a compound annual growth rate of 10%. Based on current trends and conditions, we expect to achieve the 8% net sales goal.

We are continuing to work towards reducing our operating expenses to a range of 26% to 27% of net sales by the end of 2020. Operating expenses as a percentage of net sales were 26.6% and 25.7% for the quarters June 30, 2019 and June 30, 2018, respectively, and 28.5% and 28.1% for the six months ended June 30, 2019 and June 30, 2018, respectively. In dollars, operating expenses increased $1.8 million from the quarter ending June 30, 2018 to the quarter ended June 30, 2019, which was mostly due to increased consultant and professional fees, and increased $5.6 million from the six months ended June 30, 2018 to the six months ended June 30, 2019, which was mostly due to increased stock-based compensation and personnel costs for acceleration of vesting when the participant meets age and service requirements. In late 2017 and throughout 2018, we engaged a leading management consultant to perform an independent in-depth analysis of our operations, which contributed towards a reduction of expenses in 2018 and could potentially result in initiatives that reduce expenses beyond the 2020 Plan as well as improvements to net working capital. We incurred additional success-based consulting expenses in 2018 and 2019 due to these initiatives. These fees will conclude in 2019. We expect these related consulting fees we incurred in 2018 and will incur in 2019 will have a one-year or less pay back.

When we initiated our 2020 Plan in October 2017, it did not factor in macro events out of our control such as a volatile steel market in connection with steel tariffs and other trade events. Given increases in raw material cost and resulting degradation on our gross profit margins from 48% in 2016, we are recasting our 2020 target for improving our operating income margin to a range of 16% to 17% by the end of 2020. This is revised down from our prior 2020 target range of 21% to 22%, and in-line to slightly up compared to our operating margin of 16.4% in 2016. While the gross margin pressures have caused us to revise this goal, it’s important to note that rationalizing our cost structure has helped mitigate further downward pressure on our operating profit margins. We are also recasting operating margins for Europe from a target of 10% by the end of 2020, which includes approximately 2% of net sales in costs associated with the SAP implementation, to a range of 6% to 7%, including the same 2% of SAP implementation costs. Higher material costs have also contributed to this revision yet it still reflects a 700-800 basis point improvement from 2016 and substantial progress in the segment.

Since 2016, we have reduced our inventory in North America, which is a bulk of our total inventory, by over 12% in pounds on hand, including an approximate 10% reduction in raw materials.

We accomplished this even as three particular factors have transpired since October of 2017 when we released the 2020 Plan that have required us to build more inventory than expected:

•
we pro-actively increased our anchor inventory in anticipation of potential tariffs on our mechanical anchor finished goods from China, as well as in anticipation of additional demand related to The Home Depot, Inc. ("Home Depot") rollout;

•	we bought an additional allotment of steel in order to mitigate the potential impact of availability; and

•	we have inventory levels to ensure we can meet our customer needs as we continue our SAP roll-out.

Also since 2016, our weighted average cost per pound of total inventory on hand and raw materials on hand in North America, which we cannot control, increased approximately 25% and 37%, respectively. As a result, there has not been a marked improvement in our inventory turns based on dollars and we no longer believe we can achieve an inventory turn rate of four-times per year by the end of 2020. We continue to strive to effectively manage our inventory by what we can control as a way of improving our use of working capital.

Through execution on the 2020 Plan, we expected by the end of fiscal year 2020 to achieve a return on invested capital (1) target within the range of 17% to 18% from 10.5% in 2016. Given the pressure on gross margins, we are updating our expectation for return on invested capital to be in a range of 15% to 16% by 2020. The Company's return on invested capital was 13.3% for the last four quarters ending June 30, 2019. Also, we remain committed to returning 50% of our cash flows from operations in the form of dividends and share repurchases to our stockholders through fiscal 2020.

We believe our ability to achieve industry-leading gross profit margins and operating income margins is due to the high level of value-added services that we provide to our customers. Aside from our strong brand recognition and trusted reputation, Simpson is unique due to our extensive product testing capabilities and our state-of-the-art test lab; strong customer support and education for engineers, builders and contractors; a deep 40-plus year relationships with engineers that get our products specified on the blueprint and pulled through to the job site; product availability with delivery, typically, in 24 hours to 48 hours; and an active involvement with code officials to improve building codes and construction practices. Based on current information, we expect the competitive environment to be relatively stable with U.S. single-family housing starts to be flat or growing in the low single digits for the remainder of 2019. For the purposes of re-defining our 2020 Plan objectives, during years 2017 to 2020 we assume U.S. single-family housing starts growing, as a percentage, in the low-single digits on average.

Prior to the 2020 Plan, acquisitions were part of a dual-fold approach to growth. Our strategy since has primarily focused on organic growth, supported by strategic capital investments in the business. As such, we have and will continue to focus less on acquisitions activities, especially in the concrete repair space. However, we will from time to time evaluate acquisition opportunities and if the right opportunity arise we are open to acquisitions in other areas of our business, such as in our core fastener space, which is an area where we believe it would be beneficial to gain additional production capacity to support our wood business or to enhance our wood and concrete product portfolio with additional value–added products, we may pursue the opportunities.

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

We went live with our first wave of the SAP implementation project in February of 2018, and we implemented SAP at a second location in April 2019. We are tracking toward rolling out SAP technology in our remaining U.S. branches by early 2020, and company-wide completion of the SAP roll-out during 2021. While we believe the SAP implementation will be beneficial to the Company over time, annual operating expenses have and are expected to continue to increase through 2024 as a result of the ERP project, primarily due to increases in training costs and the depreciation of previously capitalized costs. As of June 30, 2019, we have capitalized $18.8 million and expensed $18.8 million of the costs, including depreciation of capitalized costs associated with the ERP project.

Business Segment Information

Our North America segment has generated more revenues primarily from wood construction products compared to concrete construction products. Over the last twelve months, economic conditions and wet weather resulted in lower than projected single-family housing starts, which decreased wood construction product sales volumes over the same time period. Sales volume decreased compared to the second quarter of 2018 and the first six months of 2018 with wood construction product net sales down both quarter–over–quarter and year-over-year, partly due to lower U.S. housing starts as a result, in part due to unusually wet conditions across the U.S with the first 6 months of 2019 being the wettest on record over the past 125 years according to the National Weather Service. Looking ahead to the third quarter, we are cautiously optimistic that demand will improve. Our wood construction product net sales decreased slightly for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018 due to lower sales volumes offset by price increases on certain number of our products implemented mid-year 2018. Our concrete construction product net sales increased slightly for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018.

In late 2016, we collaborated with Home Depot to make our mechanical anchor line of products available in Home Depot stores. This collaboration caused us to increase a portion of our finished goods inventory in preparation for the roll-out and we expect to continue to introduce our mechanical anchor line of products in at least 1,050 of Home Depot stores by the end of 2019. As of July 27, 2019, the product line had rolled out to over 1,025 Home Depot stores. We continue to seek additional products and footage in current locations as well as an additional 800 Home Depot stores, and we do not anticipate that this lower than expected roll-out to date will affect our 2020 Plan target for compound annual sales growth. See “North America” below.

Our Europe segment also generates more revenues from wood construction products than concrete construction products. Wood construction product sales decreased slightly for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018. Concrete construction product sales are mostly project-based, and net sales decreased 12% for the quarter ended June 30, 2019 compared to the quarter ended 2018, primarily due to timing of projects. For the first six months of 2019, concrete construction product net sales increased compared to the first 6 months of 2018. Europe net sales were also negatively affected by foreign currency translations resulting from most Europe currencies weakening against the United States dollar. In local currency, Europe net sales increased primarily due to increases in average product prices. Operating expenses decreased $2.6 million for the quarter ended June 30, 2019 compared to the quarter ended 2018, partly due to a $1.6 million reduction in severance expense. See “Europe” below.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

(1)
When referred to above, the Company’s return on invested capital (“ROIC”) for a fiscal period is calculated based on (i) the net income of the last four quarters as presented in the Company’s condensed consolidated statements of operations prepared pursuant to generally accepted accounting principles in the U.S. (“GAAP”), as divided by (ii) the average of the sum of the total stockholders’ equity and the total long-term liabilities at the beginning of and at the end of such period, as presented in the Company’s consolidated balance sheets prepared pursuant to GAAP for that applicable year. For the purposes of comparability in this calculation, total long-term liabilities excludes long-term operating lease liabilities, which were recognized as of June 30, 2019 as a result of the January 1, 2019 adoption of ASU 2016-02. As such, the Company’s ROIC, a ratio or statistical measure, is calculated using exclusively financial measures presented in accordance with GAAP.

Business Outlook

Based on current business trends and conditions, our outlook for fiscal 2019 is as follows:

•	2019 full-year gross margin is estimated to be in the range of approximately 43.5% to 44.0%.

•	2019 full-year operating expenses, as a percentage of net sales, is estimated to be between approximately 27.5% and 28.5%.

•	2019 full-year effective tax rate will be between approximately 25% to 27% including both federal and state income tax rates.

Results of Operations for the Three Months Ended June 30, 2019, Compared with the Three Months Ended June 30, 2018

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended June 30, 2019, against the results of operations for the three months ended June 30, 2018. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended June 30, 2018 and the three months ended June 30, 2019.

The Company changed its presentation of its consolidated statement of operations to display non–operating activities, including foreign exchange gain (loss), and certain other income or expenses as a separate item below income from operations. Foreign exchange gain (loss), and other income or expenses were previously included in general and administrative expenses, and in income from operations, respectively. Income before tax and net income for the three months and six ended June 30, 2018 presented below were not affected by the change in presentation.

Second Quarter 2019 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the three months ended June 30, 2019, from the three months ended June 30, 2018, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2018	America	Europe	Pacific	All Other	2019
Net sales	$308,007	$(749)	$(2,136)	$(269)	$—	$304,853
Cost of sales	167,442	5,984	(798)	(1,080)	(874)	170,674
Gross profit	140,565	(6,733)	(1,338)	811	874	134,179
Research and development and other engineering expense	11,249	(22)	(92)	(92)	12	11,055
Selling expense	29,201	110	(614)	(42)	32	28,687
General and administrative expense	38,807	3,748	(1,894)	7	677	41,345
	79,257	3,836	(2,600)	(127)	721	81,087
Gain on sale of assets	(125)	(678)	225	17	—	(561)
Income from operations	61,433	(9,891)	1,037	921	153	53,653
Interest expense, net and other	(871)	472	687	(345)	204	147
Income before income taxes	60,562	(9,419)	1,724	576	357	53,800
Provision for income taxes	16,476	(2,968)	(570)	623	662	14,223
Net income	$44,086	$(6,451)	$2,294	$(47)	$(305)	$39,577

Net sales decreased 1.0% to $304.9 million from $308.0 million. Net sales to dealer distributors, home centers and lumber dealers increased primarily due to increases in average product prices and concrete construction product sales volumes, which was partially offset by a decrease in net sales to contractor distributors. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% and 84% of the Company's total net sales in the second quarters of 2019 and 2018, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% and 16% of the Company's total net sales in the second quarters of 2019 and 2018, respectively.

Gross profit decreased 4.5% to $134.2 million from $140.6 million. Gross profit margins decreased to 44.0% from 45.6%, primarily due to increases in material, factory overhead and tooling expense (on lower production) and labor costs as a percentage of net sales, all as a percentage of net sales. Gross profit margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, decreased to 43.4% from 46.7% for wood construction products and increased to 44.0% from 37.2% for concrete construction products, respectively.

Research and development and engineering expense decreased 1.7% to $11.1 million from $11.2 million.

Selling expense decreased 1.8% to $28.7 million from $29.2 million, primarily due to decreases of $1.5 million in cash profit sharing and sales commissions, $0.4 million in advertising and promotional expenses and $0.3 million in donation expense, partly offset by increases of $0.9 million in personnel costs and $0.8 million in professional fees.

General and administrative expense increased 6.5% to $41.3 million from $38.8 million, primarily due to increases of $5.3 million mostly in consulting and professional fees, $0.8 million in personnel expense and $0.7 million in software licensing, subscription and maintenance fees, partly offset by decreases of $1.9 million in cash profit sharing expense and $1.7 million in severance expense. Included in general and administrative expense are SAP implementation and support costs of $3.4 million, which increased $1.1 million from the prior quarter.

Our effective income tax rate increased to 26.4% from 27.2%.

Consolidated net income was $39.6 million compared to $44.1 million. Diluted net income per common share was $0.88 compared to $0.94.

Net sales

The following table represents net sales by segment for the three-month periods ended June 30, 2019 and 2018, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
June 30, 2018	$259,822	$45,784	$2,401	$308,007
June 30, 2019	259,073	43,648	2,132	304,853
Decrease	$(749)	$(2,136)	$(269)	$(3,154)
Percentage decrease	(0.3)%	(4.7)%	(11.2)%	(1.0)%

The following table represents segment net sales as percentages of total net sales for the three-month periods ended June 30, 2019 and 2018, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2018 net sales	84%	15%	1%	100%
Percentage of total 2019 net sales	85%	14%	1%	100%

Gross profit

The following table represents gross profit by segment for the three-month periods ended June 30, 2019 and 2018, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
June 30, 2018	$123,639	$17,480	$343	$(897)	$140,565
June 30, 2019	116,906	16,142	1,154	(23)	134,179
Increase (decrease)	$(6,733)	$(1,338)	$811	$874	$(6,386)
Percentage decrease	(5.4)%	(7.7)%	*	*	(4.5)%

* The statistic is not meaningful or material.

The following table represents gross profit as a percentage of sales by segment for the three months ended June 30, 2019 and 2018, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2018 gross profit percentage	47.6%	38.2%	14.3%	*	45.6%
2019 gross profit percentage	45.1%	37.0%	54.1%	*	44.0%

* The statistic is not meaningful or material.

North America

•
Net sales decreased 0.3%, primarily due to decreases in sales volumes, partly offset by increases in average net sales prices. Canada's net sales were negatively affected by foreign currency translation.

•
Gross profit as a percentage of net sales decreased to 45.1% from 47.6% primarily due to increases in material, factory overhead and tooling costs (on lower production) and labor costs as a percentage of net sales, partly offset by lower shipping expense and factory overhead and tooling costs, all as a percentage of net sales.

•
Selling expense increased slightly, primarily due to increases of $1.0 million in personnel costs and $0.9 million in professional fees, partly offset by decreases of $1.3 million in cash profit sharing and sales commissions, $0.2 million in advertising and promotional expenses and $0.3 million in donation expense

•
General and administrative expense increased $3.7 million, primarily due to increases of $4.8 million in consulting and professional fees, $1.0 million in personnel costs, $0.7 million in software licensing, subscription and maintenance fees, partly offset by decreases of $1.1 million in cash profit sharing expense, $1.0 million in depreciation expense $0.4 million in stock-based compensation. Included in general and administrative expense are SAP related costs of $2.5 million. This is an increase of $0.6 million from the prior quarter.

•	Income from operations decreased $9.9 million, primarily due to decreased gross profit and increased general and administrative expenses.

Europe

•
Net sales decreased 4.7%, primarily due to approximately $2.8 million of negative foreign currency translations resulting from European currencies weakening against the United States dollar. In local currency, Europe net sales increased primarily due to increases in average product prices.

•
Gross profit as a percentage of net sales decreased to 37.0% from 38.2%, primarily due to increases in factory overhead and tooling costs (on lower production), material and labor costs, all as a percentage of net sales

•	Selling expense decreased $0.6 million, primarily due to decreases of $0.3 million in advertising and promotional expenses and $0.2 million in cash profit sharing and sales commissions.

•
General and administrative expense decreased $1.9 million, primarily due decreases of $1.6 million in severance expense, $0.4 million in personnel costs and $0.2 million in cash profit sharing expense, partly by an increase of $0.4 million in consulting fees. Included in general and administrative expense are SAP related costs of $0.9 million, which increased $0.4 million from the prior quarter.

•	Income from operations increased $1.0 million, primarily due to lower operating expenses.

Asia/Pacific

•
For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended June 30, 2019 and 2018, respectively.

Administrative and All Other

•
General and administrative expense increased $0.6 million, primarily due to increases of $0.9 million in depreciation expense and $0.3 million in personnel cost, partly offset by a decrease of $0.6 million in cash profit sharing expense.

Results of Operations for the Six Months Ended June 30, 2019, Compared with the Six Months Ended June 30, 2018

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the six months ended June 30, 2019, against the results of operations for the six months ended June 30, 2018. Unless otherwise stated, the results announced below refer to the six months ended June 30, 2018 and the six months ended June 30, 2019.

Year-to-Date (6-month) 2019 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the six months ended June 30, 2019, from the six months ended June 30, 2018, and the increases or decreases for each category by segment:

	Six Months Ended	Increase (Decrease) in Operating Segment				Six Months Ended
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2018	America	Europe	Pacific	All Other	2019
Net sales	552,786	$14,470	$(2,649)	$(510)	$—	$564,097
Cost of sales	304,599	19,544	(1,298)	(1,453)	(1,728)	319,664
Gross profit	248,187	(5,074)	(1,351)	943	1,728	244,433
Research and development and other engineering expense	22,399	1,267	(113)	(259)	22	23,316
Selling expense	56,774	1,231	(1,147)	(116)	57	56,799
General and administrative expense	76,206	5,206	(2,570)	(69)	2,120	80,893
	155,379	7,704	(3,830)	(444)	2,199	161,008
Gain on sale of assets	(1,309)	803	237	18	—	(251)
Income from operations	94,117	(13,581)	2,242	1,369	(471)	83,676
Interest expense, net and other	(873)	197	569	(979)	470	(616)
Income before income taxes	93,244	(13,384)	2,811	390	(1)	83,060
Provision for income taxes	23,729	(4,160)	(87)	493	846	20,821
Net income	$69,515	$(9,224)	$2,898	$(103)	$(847)	$62,239

Net sales increased 2.0% to $564.1 million from $552.8 million. Net sales to dealer distributors, home centers and lumber dealers increased, primarily due to increases in average product prices and concrete construction product sales volumes. Net sales to contractor distributors decreased. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 84% and 86% of the Company's total net sales in both the first six months of 2019 and 2018, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 16% and 14% of the Company's total net sales in both the first six months of 2019 and 2018, respectively.

Gross profit decreased 1.5% to $244.4 million from $248.2 million. Gross profit margins decreased to 43.3% from 44.9%, primarily due to increases in material and labor costs as a percentage of net sales, all as a percentage of net sales. The gross profit margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, decreased to 43% from 46% for wood construction products and increased to 42% from 36% for concrete construction products.

Research and development and engineering expense increased 4.1% to $23.3 million from $22.4 million primarily due to an increase of $1.8 million in personnel costs, partly offset by decreases of $0.5 million in cash profit sharing expense and $0.4 million in supply expense.

General and administrative expense increased 6.2% to $80.9 million from $76.2 million, primarily due to increases of $5.8 million in consulting and professional fees, $0.9 million mostly in software licensing, subscription and maintenance expense, $0.5 million in facility expense and $0.5 million in stock-based compensation, partly offset by decreases of $1.7 million in severance expense, and $1.0 million in cash profit sharing expense. Included in general and administrative expense are costs associated with the SAP implementation and support of $5.8 million, an increase of $0.2 million over the first six-months of 2018.

Gain on sale of assets - In 2016, an eminent domain claim was exercised on land owned by the Company with an offer for the taking of land. The Company challenged the offer, which resulted in the Company receiving an additional $1.0 million in the first quarter of 2018 for the taking of the land, which occurred in 2016.

Our effective income tax rate decreased to 25.1% from 25.4%.

Consolidated net income was $62.2 million compared to $69.5 million. Diluted net income per common share was $1.38 compared to $1.48.

Net sales

The following table represents net sales by segment for the six-month periods ended June 30, 2018 and 2019, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Six Months Ended
June 30, 2018	466,034	82,077	4,675	$552,786
June 30, 2019	480,504	79,428	4,165	564,097
Increase (decrease)	$14,470	$(2,649)	$(510)	$11,311
Percentage increase (decrease)	3%	(3)%	(11)%	2%

The following table represents segment net sales as percentages of total net sales for the six-month periods ended June 30, 2018 and 2019, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2018 net sales	84%	15%	1%	100%
Percentage of total 2019 net sales	85%	14%	1%	100%

Gross profit

The following table represents gross profit by segment for the six-month periods ended June 30, 2018 and 2019, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Six Months Ended
June 30, 2018	220,377	29,048	530	(1,768)	$248,187
June 30, 2019	215,303	27,697	1,473	(40)	244,433
Increase (decrease)	$(5,074)	$(1,351)	$943	$1,728	$(3,754)
Percentage increase (decrease)	(2)%	(5)%	*	*	(2)%

* The statistic is not meaningful or material.

The following table represents gross profit as a percentage of sales by segment for the six-month periods ended June 30, 2018 and 2019, respectively:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2018 gross profit percentage	47.3%	35.4%	11.3%	*	44.9%
2019 gross profit percentage	44.8%	34.9%	35.4%	*	43.3%

* The statistic is not meaningful or material.

North America

•
Net sales increased 3.1%, primarily due to increases in average net sales prices. Canada net sales were negatively affected by approximately $1.0 million due to foreign currency translation. In local currency, Canada net sales increased primarily due to increases in average net sales unit prices.

•
Gross profit margin decreased to 44.8% from 47.3%, primarily due to increased material and shipping costs as a percentage of nets sales, partly offset by decreased factory and overhead costs as a percentage of net sales on increased production.

•
Research and development and engineering expense increased $1.3 million primarily due to an increase of $1.5 million in personnel costs, partly offset by a decrease of $0.5 million in cash profit sharing expense.

•
General and administrative expense increased $5.2 million, primarily due to increases of $5.9 million in consulting and professional fees, partly offset by decreases of $0.4 million in cash profit sharing expense. Included in general and administrative expense are costs associated with the SAP implementation of $4.5 million, an increase of $0.2 million over the first six-months of 2018. These expenses were primarily professional fees.

•
Gain on sale of assets - In 2016, an eminent domain claim was exercised on land owned by the Company with an offer for the taking of the land. The Company challenged the offer, which resulted in the Company receiving an additional $1.0 million in the first quarter of 2018 for the taking of the land.

•	Income from operations decreased $13.6 million, mostly due to increased operating expenses and decreased gross profits.

Europe

•
Net sales decreased 3.2%, primarily due to approximately $5.8 million of negative foreign currency translations resulting from European currencies weakening against the United States dollar. In local currency, Europe net sales increased primarily due to increases in average product prices.

•	Gross profit margins decreased to 34.9% from 35.4%, primarily due to increased material costs as a percentage of net sales.

•	General and administrative expense decreased $2.6 million, primarily due to decreases of $1.7 million in severance costs and $0.8 million in personnel costs.

•
Income from operations increased $2.2 million, primarily due to lower general and administrative expense. Included in general and administrative expense are costs associated with the SAP implementation of $1.2 million for both the first six-months of 2019 and 2018. These expenses were primarily professional fees.

Asia/Pacific

•	For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the six months ended June 30, 2019 and 2018, respectively.

Administrative and All Other

•
General and administrative expense increased $2.1 million, primarily due to increases of $1.8 million in depreciation expense and $0.7 million in personnel cost, partly offset by a decrease of $0.6 million in cash profit sharing expense.

Effect of New Accounting Standards

See "Note 1 Basis of Presentation — Recently Adopted Accounting Standards” and “Recently Issued Accounting Standards Not Yet Adopted” to the accompanying unaudited interim condensed consolidated financial statements.

Liquidity and Sources of Capital

Our primary sources of liquidity are cash and cash equivalents, cash flow from operations and our $300.0 million credit facility that expires on July 23, 2021. As of June 30, 2019, there were no amounts outstanding under this facility.

Our principal uses of liquidity include the costs and expenses associated with our operations, continuing our capital allocation strategy, which includes growing our business by internal improvements, repurchasing our common stock, paying cash dividends, and meeting other liquidity requirements for the next twelve months.

As of June 30, 2019, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Cash and cash equivalents of $41.2 million are held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the United States. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

The following table presents selected financial information as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively:

	At June 30,	At December 31,	At June 30,
(in thousands)	2019	2018	2018

Cash and cash equivalents	$141,731	$160,180	$155,035
Property, plant and equipment, net	252,710	254,597	269,127
Goodwill, intangible assets and equity investment	157,801	157,139	165,687
Working capital	456,709	447,949	472,174

The following table provides cash flow indicators for the six-month periods ended June 30, 2019 and 2018, respectively:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$53,581	$55,364
Investing activities	(16,258)	(17,023)
Financing activities	(55,609)	(49,838)

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

During the six months ended June 30, 2019, operating activities provided $53.6 million in cash and cash equivalents, as a result of $62.2 million from net income and $31.1 million from non-cash adjustments to net income, which included depreciation and amortization expense and stock-based compensation expense. The increase is partly offset by a decrease of $39.8 million in the net change in operating assets and liabilities, including an increase of $45.1 million in trade accounts receivable, partly offset by a decrease of $9.7 million in inventory. Cash used in investing activities of $16.3 million during the six months ended June 30, 2019 consisted primarily of $15.3 million for property, plant and equipment expenditures. Cash used in financing activities of $55.6 million during the six months ended June 30, 2019 consisted primarily of $30.0 million used for share repurchases and $19.7 million used to pay cash dividends.

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

•	Our asset acquisitions, net of cash acquired and proceeds from sales of business, in 2017, 2018 and the six months ended June 30, 2019 were $18.5 million, $2.0 million and $3.5 million, respectively.

•
Our capital spending in 2017, 2018 and the six months ended June 30, 2019 was $58.0 million, $29.3 million and $15.3 million, respectively, which was primarily used for real estate improvements, machinery and equipment purchases and software in development. Based on current information and subject to future events and circumstances, we estimate that our full-year 2019 capital spending will be approximately $30 million to $35 million, including $7 to $10 million on maintenance-type capital expenditures, assuming all such projects will be completed by the end of 2019. Based on current information and subject to future events and circumstances, we estimate that our full-year 2019 depreciation and amortization expense will be approximately $39 million to $41 million, of which approximately $33 million to $35 million is related to depreciation.

•
On April 26, 2019, the Company’s Board of Directors raised the quarterly cash dividend by 4.5% to $0.23 per share. On July 25, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per share, estimated to be $10.2 million in total. The dividend will be payable on October 24, 2019, to the Company's stockholders of record on October 3, 2019.

•
During 2019, the Company purchased 505,448 shares of the Company's common stock on the open market at an average price of $59.35 per share, for a total of $30.0 million. In total, as illustrated in the table below, the Company has repurchased over six million shares of the Company's common stock, which represents approximately 12.6% of our shares of common stock outstanding at the beginning of 2015. Including dividends, we have returned cash of $469.8 million, which represents 85.5% of our total cash flow from operations during the same period. Given our confidence in our business and our expectation that the 2020 Plan will drive improved operational performance and higher return on invested capital, we expect to continue to be active as it relates to share repurchase activity.

(in thousands)	Number of Shares Repurchased	Cash Paid for Share Repurchases	Cash paid for Dividends	Total
January 1 - June 30, 2019	505	$30,000	$19,726	$49,726
January 1 - December 31, 2018	1,955	110,540	39,891	150,431
January 1 - December 31, 2017	1,138	70,000	36,981	106,981
January 1 - December 31, 2016	1,244	53,502	32,711	86,213
January 1 - December 31, 2015	1,339	47,144	29,352	76,496
Total	6,181	$311,186	$158,661	$469,847

•	As of June 30, 2019, approximately $70.0 million remained available under the $100.0 million repurchase authorization, which expires December 31, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

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

Foreign currency translation adjustments on the Company's underlying assets and liabilities resulted in an accumulated other comprehensive profit of $1.4 million for the three months ended June 30, 2019, due to the effect of the weakening of the United States dollar in relation to the European euro, Canadian dollar, Polish zloty, Swiss franc and Swedish krona, partly offset by strengthening against the British pound and the Chinese yuan. Foreign currency translation adjustments on the Company's underlying assets and liabilities for the six months ended June 30, 2019 was not significant.

Interest Rate Risk

The Company has no variable interest-rate debt outstanding.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. In 2016, we began the process of implementing a fully integrated ERP platform from SAP America, Inc. (“SAP”), as part of a multi-year plan to integrate and upgrade our systems and processes. The first phase of this implementation became operational, at most of our North America sales, production, warehousing and administrative locations on February 5, 2018, and on April 1, 2019. We believe the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board has authorized, as announced on February 4, 2019, the repurchase of up to $100.0 million of the Company’s common stock. For the quarter ended June 30, 2019, there were no repurchases of the Company’s common stock under this authorization. As of June 30, 2019, the approximate dollar value of shares that may still be repurchased under this authorization was $70.0 million. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. This authorization is scheduled to expire on December 31, 2019, unless extended or until the approved dollar amount has been used to repurchase shares. The program does not require us to repurchase any specific number of shares and we cannot assure stockholders that any additional shares will be repurchased.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL) are filed herewith: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 6, 2019	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)