Form 10-Q
period 2019-09-30
Simpson Manufacturing Co., Inc.
filed 2019-11-06
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2019

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2019: 44,327,218.

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	September 30,		December 31,
	2019	2018	2018
ASSETS
Current assets
Cash and cash equivalents	$194,061	$166,961	$160,180
Trade accounts receivable, net	180,898	192,981	146,052
Inventories	242,730	279,503	276,088
Assets held-for-sale	—	9,251	—
Other current assets	17,565	12,220	17,209
Total current assets	635,254	660,916	599,529

Property, plant and equipment, net	250,950	257,679	254,597
Operating lease right-of-use assets	34,463	—	—
Goodwill	131,191	136,459	130,250
Equity investment	2,485	2,498	2,487
Intangible assets, net	21,816	25,457	24,402
Other noncurrent assets	10,149	11,604	10,398
Total assets	$1,086,308	$1,094,613	$1,021,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$40,861	$42,734	$34,361
Accrued liabilities and other current liabilities	125,006	124,717	117,219
Total current liabilities	165,867	167,451	151,580
Operating lease liabilities	27,256	—	—
Deferred income tax and other long-term liabilities	16,238	13,743	14,569
Total liabilities	209,361	181,194	166,149
Commitments and contingencies (see Note 12)
Stockholders’ equity
Common stock, at par value	446	462	453
Additional paid-in capital	278,898	274,126	276,504
Retained Earnings	649,053	686,351	628,207
Treasury stock	(21,437)	(24,491)	(25,000)
Accumulated other comprehensive loss	(30,013)	(23,029)	(24,650)
Total stockholders’ equity	876,947	913,419	855,514
Total liabilities and stockholders’ equity	$1,086,308	$1,094,613	$1,021,663

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$309,932	$284,178	$874,029	$836,964
Cost of sales	172,288	150,282	491,952	454,881
Gross profit	137,644	133,896	382,077	382,083
Operating expenses:
Research and development and other engineering	11,972	10,441	35,287	32,840
Selling	27,672	26,879	84,471	83,653
General and administrative	37,047	37,358	117,941	113,565
Total operating expenses	76,691	74,678	237,699	230,058
Net gain on disposal of assets	(14)	(460)	(265)	(1,769)
Income from operations	60,967	59,678	144,643	153,794
Interest income (expense), net and other	(1,778)	1,156	(2,394)	284
Income before taxes	59,189	60,834	142,249	154,078
Provision for income taxes	15,503	16,473	36,324	40,202
Net income	$43,686	$44,361	$105,925	$113,876
Other comprehensive income
Translation adjustment	5,797	(2,950)	5,825	(10,533)
Unamortized pension adjustments	(362)	—	(462)	—
Comprehensive net income	$49,121	$41,411	$111,288	$103,343

Net income per common share:
Basic	$0.98	$0.96	$2.37	$2.46
Diluted	$0.97	$0.95	$2.35	$2.43

Number of shares outstanding
Basic	44,477	46,192	44,673	46,375
Diluted	44,814	46,622	44,995	46,770

Cash dividends declared per common share	$0.23	$0.22	$0.68	$0.65

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
At September 30, 2018 and 2019, and December 31, 2018
(In thousands except per-share amounts, unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2018	46,745	$473	$260,157	$676,644	$(12,496)	$(40,000)	$884,778
Net income	—	—	—	113,876	—	—	113,876
Translation adjustment, net of tax	—	—	—	—	(10,533)	—	(10,533)
Options exercised	23	—	695	—	—	—	695
Stock-based compensation	—	—	7,939	—	—	—	7,939
Adoption of ASC 606, net of tax	—	—		791	—	—	791
Shares issued from release of Restricted Stock Units	177	2	(5,130)	—	—	—	(5,128)
Repurchase of common stock	(985)	—	10,000	—	—	(59,490)	(49,490)
Retirement of treasury stock	—	(13)		(74,986)	—	74,999	—
Cash dividends declared on common stock, $0.65 per share	—	—		(29,974)	—	—	(29,974)
Common stock issued at $57.41 per share for stock bonus	8	—	465	—	—	—	465
Balance, at September 30, 2018	45,968	462	274,126	686,351	(23,029)	(24,491)	913,419
Net income	—	—	—	12,757	—		12,757
Translation adjustment, net of tax	—	—	—	—	(2,378)	—	(2,378)
Pension adjustment, net of tax	—	—	—	—	376	—	376
Stock-based compensation	—	—	2,395	—	—	—	2,395
Adoption of new accounting standards	—	—	—	(381)	381	—	—
Shares issued from release of Restricted Stock Units	—	—	(17)	—	—	—	(17)
Repurchase of common stock	(970)	—	—	—	—	(61,050)	(61,050)
Retirement of common stock	—	(9)	—	(60,532)	—	60,541	—
Cash dividends declared on common stock, $0.22 per share	—	—	—	(9,988)	—	—	(9,988)
Balance, at December 31, 2018	44,998	453	276,504	628,207	(24,650)	(25,000)	855,514
Net income	—	—	—	105,925	—	—	105,925
Translation adjustment, net of tax	—	—	—	—	(5,825)	—	(5,825)
Pension adjustment, net of tax	—	—	—	—	462	—	462
Stock-based compensation	—	—	8,007	—	—	—	8,007
Shares issued from release of Restricted Stock Units	178	2	(5,905)	—	—	—	(5,903)
Repurchase of common stock	(854)	—	—	—	—	(51,437)	(51,437)
Retirement of treasury stock	—	(9)	—	(54,991)	—	55,000	—
Cash dividends declared on common stock, $0.68 per share	—	—	—	(30,088)	—	—	(30,088)
Common stock issued at $54.31 per share for stock bonus	5	—	292	—	—	—	292
Balance at September 30, 2019	44,327	$446	$278,898	$649,053	$(30,013)	$(21,437)	$876,947

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net income	$105,925	$113,876
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets and other	(263)	(1,716)
Depreciation and amortization	29,044	29,049
Noncash lease expense	5,278	—
Deferred income taxes and other long-term liabilities	2,262	2,061
Noncash compensation related to stock plans	8,699	8,773
Provision of doubtful accounts	435	361
Foreign exchange gain on capital repatriation	—	(1,604)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(36,385)	(58,678)
Inventories	31,163	(29,233)
Trade accounts payable	8,130	14,254
Other current assets	(3,197)	5,099
Accrued liabilities and other current liabilities	3,452	26,356
Other noncurrent assets and liabilities	(5,308)	(629)
Net cash provided by operating activities	149,235	107,969
Cash flows from investing activities
Capital expenditures	(24,495)	(24,714)
Asset acquisitions, net of cash acquired	(3,529)	—
Proceeds from sale of property and equipment	2,498	3,539
Net cash used in investing activities	(25,526)	(21,175)
Cash flows from financing activities
Repurchase of common stock	(51,437)	(49,490)
Proceeds from line of credit	13,308	—
Repayments of line of credit and capital leases	(14,335)	(702)
Issuance of common stock for exercise of options	—	695
Dividends paid	(30,002)	(29,738)
Cash paid on behalf of employees for shares withheld	(5,905)	(5,128)
Net cash used in financing activities	(88,371)	(84,363)
Effect of exchange rate changes on cash and cash equivalents	(1,457)	(3,984)
Net increase (decrease) in cash and cash equivalents	33,881	(1,553)
Cash and cash equivalents at beginning of period	160,180	168,514
Cash and cash equivalents at end of period	$194,061	$166,961
Noncash activity during the period
Noncash capital expenditures	$194	$212
Dividends declared but not paid	10,162	10,134
Issuance of Company’s common stock for compensation	292	465

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

Interim Reporting Period

The accompanying unaudited quarterly condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These interim statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”).

The unaudited quarterly condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial information set forth therein in accordance with GAAP. Certain prior period amounts in the condensed consolidated financial statements and the accompanying notes have been reclassified to conform to the current period’s presentation. The year-end condensed consolidated balance sheet data provided herein were derived from audited financial statements included in the 2018 Form 10-K, but do not include all disclosures required by GAAP. The Company’s quarterly results fluctuate. As a result, the Company believes the results of operations for this interim period presented are not indicative of the results to be expected for any future periods.

The Company changed its presentation of its Consolidated Statement of Earnings and Comprehensive Income to display non-operating activities, including foreign exchange gain (loss), and certain other income or expenses as a separate line item below income from operations. Foreign exchange gain (loss), and other was previously included in general and administrative expenses and in income from operations. The change did not affect income before taxes and net income as previously presented for the three months and nine months ended September 30, 2018.

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

Net Income Per Common Share

The Company calculates net income per common share based on the weighted-average number of the Company's common stock outstanding during the period. Potentially dilutive securities are included in the diluted per-share calculations using the treasury stock method for all periods when the effect is dilutive.

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

As of September 30, 2019 and 2018, the Company’s investments included in cash equivalents consisted of only money market funds, which are the Company’s primary financial instruments and carried at cost, approximating fair value, based on Level 1 inputs. The balance of the Company’s primary financial instruments as of September 30, 2019 and 2018 was $0.1 million and $7.6 million, respectively. The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions is classified as Level 3 within the fair value hierarchy as it is based on unobserved inputs such as management estimates and entity-specific assumptions and is evaluated on an ongoing basis.

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

Accounting Standards - To Be Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 amendments provide guidance on accounting for current expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. The required measurement methodology is based on expected loss model that includes historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 eliminates the probable incurred loss recognition in current GAAP. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is evaluating the impact of the adoption of this new accounting guidance on its consolidated financial statements.

Accounting Standards - Recently Adopted

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

All other issued and effective accounting standards during the third quarter of 2019 were determined to be not relevant or material to the Company.

2. Revenue from Contracts with Customers

Disaggregated revenue

The Company disaggregates net sales into the following major product groups as described in the footnote for segment information included in these interim financial statements under Note 13.

Wood Construction Products Revenue. Wood construction products represented 84% and 85% of total net sales in the nine months ended September 30, 2019 and 2018, respectively.

Concrete Construction Products Revenue. Concrete construction products represented 16% and 15% of total net sales in the nine months ended September 30, 2019 and 2018, respectively.

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

Reconciliation of contract balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of September 30, 2019, the Company had no contract assets or contract liabilities from contracts with customers.

3.    Net Income Per Share

The following table reconciles basic net income per share of the Company's common stock to diluted net income per share for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income available to common stockholders	$43,686	$44,361	$105,925	$113,876
Basic weighted-average shares outstanding	44,477	46,192	44,673	46,375
Dilutive effect of potential common stock equivalents — restricted stock units	337	430	322	395
Diluted weighted-average shares outstanding	44,814	46,622	44,995	46,770
Net income per common share:
Basic	$0.98	$0.96	$2.37	$2.46
Diluted	$0.97	$0.95	$2.35	$2.43

4.    Stockholders' Equity

Share Repurchases

During the third quarter of 2019, the Company repurchased 348,901 shares of the Company's common stock in the open market at an average price of $61.44 per share, for a total of $21.4 million. For the nine months ended September 30, 2019, the Company repurchased 854,349 shares of the Company's common stock in the open market at an average price of $60.21 per share, for a total of $51.4 million. As of September 30, 2019, approximately $48.6 million remains available for repurchase under the previously announced $100.0 million share repurchase authorization (which expires at the end of 2019).

5.    Stock-Based Compensation

The Company allocates stock-based compensation expense related to equity plans for employees and non-employee directors among the cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. The Company recognized stock-based compensation expense related to its equity plans for employees of $2.1 million and $2.8 million for the three months ended September 30, 2019 and 2018, respectively, and $8.7 million and $8.8 million for the nine months ended September 30, 2019 and 2018, respectively. Stock-based compensation cost capitalized in inventory was not material for all periods presented.

During the nine months ended September 30, 2019, the Company granted 208,321 restricted stock units ("RSUs") to the Company's employees, including officers, and seven non-employee directors at an estimated weighted average fair value of $57.73 per share based on the closing price (adjusted for the present value of dividends) of the Company's common stock on the grant date. The RSUs granted to the Company's employees may be time-based, performance-based or time- and performance-based. Certain of the performance-based RSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the RSU agreement over a cumulative three year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time- and performance based RSUs that are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year life of the award, and require the underlying shares of the Company's common stock to be subject to a performance-based adjustment during the first year of the award.

As of September 30, 2019, the Company's aggregate unamortized stock compensation expense was approximately $13.2 million, which is entirely attributable to unvested RSUs and is expected to be recognized in expense over a weighted-average period of 2.4 years.

6.    Trade Accounts Receivable, Net

Trade accounts receivable at the dates indicated consisted of the following:

	At September 30,		At December 31,
(in thousands)	2019	2018	2018
Trade accounts receivable	$186,219	$197,378	$149,886
Allowance for doubtful accounts	(1,434)	(1,312)	(1,364)
Allowance for sales discounts and returns	(3,887)	(3,085)	(2,470)
	$180,898	$192,981	$146,052

7.    Inventories

Inventories at the dates indicated consisted of the following:

	At September 30,		At December 31,
(in thousands)	2019	2018	2018
Raw materials	$91,088	$114,075	$98,058
In-process products	24,554	28,251	24,645
Finished products	127,088	137,177	153,385
	$242,730	$279,503	$276,088

8.    Property, Plant and Equipment, Net

Property, plant and equipment, net, at the dates indicated consisted of the following:

	At September 30,		At December 31,
(in thousands)	2019	2018	2018
Land	$29,132	$30,173	$30,034
Buildings and site improvements	197,075	203,323	198,809
Leasehold improvements	4,909	4,694	4,826
Machinery, equipment, and software	345,861	323,091	330,076
	576,977	561,281	563,745
Less accumulated depreciation and amortization	(339,920)	(316,768)	(318,388)
	237,057	244,513	245,357
Capital projects in progress	13,893	13,166	9,240
	$250,950	$257,679	$254,597

9.    Goodwill and Intangible Assets, Net

Goodwill at the dates indicated was as follows:

	At September 30,		At December 31,
(in thousands)	2019	2018	2018
North America	$96,192	$95,677	$96,435
Europe	33,710	39,404	32,471
Asia/Pacific	1,289	1,378	1,344
Total	$131,191	$136,459	$130,250

Intangible assets, net, at the dates indicated were as follows:

	At September 30, 2019
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$31,305	$(18,461)	$12,844
Europe	23,351	(14,379)	8,972
Total	$54,656	$(32,840)	$21,816

	At September 30, 2018
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$30,715	$(15,993)	$14,722
Europe	23,935	(13,200)	10,735
Total	$54,650	$(29,193)	$25,457

	At December 31, 2018
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$30,825	$(16,002)	$14,823
Europe	22,353	(12,774)	9,579
Total	$53,178	$(28,776)	$24,402

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization expense of definite-lived intangible assets was $1.4 million for each of the three-month periods ended September 30, 2019 and 2018, respectively, and was $4.1 million and $4.0 million for the nine months ended September 30, 2019 and 2018, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 5.2 years.

The only indefinite-lived intangible asset, consisting of a trade name, totaled $0.6 million at September 30, 2019.

At September 30, 2019, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)

Remaining three months of 2019	$1,371
2020	5,460
2021	4,981
2022	3,118
2023	2,314
2024	1,349
Thereafter	2,607
$21,200

The changes in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2019, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2018	$130,250	$24,402
Acquisitions	1,815	1,213
Reclassifications	(370)	481
Amortization	—	(4,065)
Foreign exchange	(504)	(215)
Balance at September 30, 2019	$131,191	$21,816

10.     Leases

On January 1, 2019, the Company adopted ASU 2016-02 using the optional transition method. The Company has operating leases for certain facilities, equipment and autos. The existing operating leases expire at various dates through 2023, some of which include options to extend the leases for up to 5 years. The Company measured the lease liability at the present value of the lease payments to be made over the lease term. The lease payments are discounted using the Company's incremental borrowing rate. The Company measured the ROU assets at the amount at which the lease liability is recognized plus initial direct costs incurred or prepayment amounts. The ROU assets are amortized on a straight-line basis over the lease term.

The following table provides a summary of leases included on the condensed consolidated balance sheets, condensed consolidated statements of earnings, and condensed consolidated statements of cash flows as of September 30, 2019:

	Condensed Consolidated Balance Sheets Line Item	At September 30, 2019
(in thousands)
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$34,463
Liabilities
Operating - current	Accrued expenses and other current liabilities	$7,037
Operating - noncurrent	Operating lease liabilities	27,256
Total operating lease liabilities		$34,293

Finance leases
Assets
Property and equipment, gross	Property, plant and equipment, net	$3,569
Accumulated amortization	Property, plant and equipment, net	(2,578)
Property and equipment, net	Property, plant and equipment, net	$991
Liabilities
Other current liabilities	Accrued expenses and other current liabilities	$1,116
Other long-term liabilities	Deferred income tax and other long-term liabilities	764
Total finance lease liabilities		$1,880

The components of lease expense were as follows:

	Condensed Consolidated Statements of Operations Line Item	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)		2019	2019
Operating lease cost	General administrative expenses and cost of sales	$2,379	$6,784

Finance lease cost:
Amortization of right-of-use assets	General administrative expenses	$218	$654
Interest on lease liabilities	Interest expense, net	16	54
Total finance lease		$234	$708

Other information

Supplemental cash flow information related to leases as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,324	$6,604
Finance cash flows for finance leases	290	870

Operating right-of-use assets obtained in exchange for lease obligations during the current period	1,616	3,704

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2019:

(in thousands)	Operating Leases	Finance Leases
Remaining three months of 2019	$2,355	$290
2020	8,928	1,160
2021	7,441	484
2022	5,307	—
2023	3,590	—
Thereafter	13,551	—
Total lease payments	41,172	1,934
Less: Present value discount	(6,879)	(54)
Total lease liabilities	$34,293	$1,880

The following table summarizes the Company's lease terms and discount rates as of September 30, 2019:

Weighted-average remaining lease terms (in years):
Operating leases	6.72
Finance leases	1.68
Weighted-average discount rate:
Operating leases	5.37%
Finance leases	3.23%

11.    Debt

Credit Facilities

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit at September 30, 2019, was $303.2 million including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles. As of September 30, 2019, the Company had an outstanding balance of $0.5 million under these credit lines, and no amounts outstanding as of September 30, 2018, and December 31, 2018, respectively. The Company was in compliance with its financial covenants at September 30, 2019.

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

The Company previously recorded a charge to administrative expense of approximately $2.9 million, net of tax for a certain pending legal proceeding during the period ended December 31, 2018. The Company has recorded an additional charge of approximately $100,000 in the period ended September 30, 2019, resulting in the total charge recorded for such matter being approximately $3.0 million, net of tax.

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

The following tables illustrate certain measurements used by management to assess the performance of its reportable segments as of or for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net Sales
North America	$265,505	$239,898	$746,009	$705,932
Europe	42,219	42,020	121,647	124,096
Asia/Pacific	2,208	2,260	6,373	6,936
Total	$309,932	$284,178	$874,029	$836,964
Sales to Other Segments*
North America	$520	$683	$1,327	$1,889
Europe	479	140	1,568	740
Asia/Pacific	7,600	7,586	21,272	20,907
Total	$8,599	$8,409	$24,167	$23,536
Income (Loss) from Operations**
North America	$56,844	$56,280	$139,489	$152,724
Europe	5,386	3,953	9,645	6,053
Asia/Pacific	(481)	(86)	(837)	(1,749)
Administrative and all other	(782)	(469)	(3,654)	(3,234)
Total	$60,967	$59,678	$144,643	$153,794

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

			At
	At September 30,		December 31,
(in thousands)	2019	2018	2018
Total Assets
North America	$1,246,617	$1,080,910	$1,119,012
Europe	169,183	208,888	157,437
Asia/Pacific	28,009	28,448	25,644
Administrative and all other	(357,501)	(223,633)	(280,430)
Total	$1,086,308	$1,094,613	$1,021,663

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $135.9 million, $87.5 million, and $113.6 million, as of September 30, 2019 and 2018, and December 31, 2018, respectively. Total "Administrative and all other" assets are net of inter-segment due to and from accounts eliminated in consolidation.

While the Company manages its business by geographic segment, the following table illustrates the distribution of the Company’s net sales by product group as additional information for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Wood construction products	$255,869	$238,230	$731,898	$710,880
Concrete construction products	53,947	45,832	141,883	125,847
Other	116	116	248	237
Total	$309,932	$284,178	$874,029	$836,964

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

The Company’s largest customer, attributable mostly to the North America segment, accounted for 11.0% and 11.3% of net sales for three months and nine months ended September 30, 2019, respectively, and 10.5% of net sales, accounted for the nine months ended September 30, 2018.

14.    Subsequent Events

On October 24, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per share, estimated to be $10.2 million in total. The dividend will be payable on January 23, 2020, to the Company's stockholders of record on January 2, 2020.

In November 2019, the Company sold its selling and distribution facility in British Columbia, Canada for approximately $9.5 million in net proceeds after closing costs and sale price adjustments, which resulted in an estimated gain on disposal of fixed assets of $5.6 million. To provide a temporary transition until the Company relocates to the new leased facility, the Company is leasing back the sold facility from the buyer for approximately five months. The Company treated the leaseback transaction as a short-term lease and will recognize the rent expense on the straight-line basis over the lease term.

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

Forward-looking statements are subject to inherent uncertainties, risk and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in our forward looking statements include, among others, those discussed under the Item 1A. Risk Factors and Item7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Form 10-K.

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

On October 30, 2017, we announced the 2020 Plan to provide additional transparency into the execution of our strategic plan and financial objectives. Under the 2020 Plan, we initially assumed (i) housing starts growing as a percentage in the mid-single digit, (ii) increasing our market share and profitability in Europe, and (iii) gaining market share in both our truss and concrete product offerings. At the time of the announcement, our 2020 Plan was centered on the following three key operational objectives.

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

Since 2016, organic net sales has grown at a compound annual growth rate of 10%. Based on current trends and conditions, we expect to achieve our 8% net sales goal.

We are continuing to work towards reducing our operating expenses to a range of 26% to 27% of net sales by the end of 2020. Operating expenses as a percentage of net sales were 24.7% and 26.3% for the quarters ended September 30, 2019 and September 30, 2018, respectively, and 27.2% and 27.5% for the nine months ended September 30, 2019 and September 30, 2018, respectively. In dollars, operating expenses increased $2.0 million from the quarter ended September 30, 2018 to the quarter ended September 30, 2019 (mostly due to increased personnel costs) and increased $7.6 million from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 (mostly due to increased consulting fees and personnel costs). In late 2017 and throughout 2018, we engaged a leading management consultant to perform an independent in-depth analysis of our operations, which contributed towards a reduction of expenses in 2018 and could potentially result in initiatives that reduce expenses beyond the 2020 Plan as well as improvements to net working capital. We incurred additional success-based consulting expenses in 2018 and 2019 due to these initiatives. These fees concluded as of the end of September 30, 2019. We expect these related consulting fees incurred in 2018 and 2019 will have a one-year or less pay back.

When we initiated our 2020 Plan in October 2017, it did not factor in macro events out of our control such as a volatile steel market as well as steel tariffs and other trade events. Given increases in raw material cost and resulting degradation on our gross profit margins from 48% in 2016, we recasted our 2020 target for improving our operating income margin to a range of 16% to 17% by the end of 2020. This is revised down from our prior 2020 target range of 21% to 22%, and in-line to slightly up compared to our operating margin of 16.4% in 2016. While the gross margin pressures have caused us to revise this goal, it’s important to note that rationalizing our cost structure has helped mitigate further downward pressure on our operating profit margins. We also recasted operating margins for Europe from a target of 10% by the end of 2020, which includes approximately 2% of net sales in costs associated with the SAP implementation, to a range of 6% to 7%, including the same 2% of SAP implementation costs. Higher material costs have also contributed to this revision yet it still reflects a 700-800 basis point improvement from 2016 and substantial progress in the segment.

Since 2016, we have reduced our inventory in North America, which is the bulk of our total inventory, by over 18% in pounds on hand, including an approximate 22% reduction in finished goods, while total dollars on hand increased marginally by a little over 1%.

We accomplished this reduction in inventory in pounds on hand even as three particular factors have transpired since October of 2017 when we released the 2020 Plan that have required us to build more inventory than expected:

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

Since 2016, our weighted average cost per pound of total inventory on hand and raw materials on hand in North America, which we cannot control, increased. As a result, there has not been a marked improvement in our inventory turns based on dollars and we no longer believe we can achieve an inventory turn rate of four-times per year by the end of 2020. We continue to strive to effectively manage our inventory by what we can control as a way of improving our use of working capital.

Through execution on the 2020 Plan, we expected by the end of fiscal 2020 to achieve a return on invested capital (1) target within the range of 17% to 18% from 10.5% in 2016. Given the pressure on gross margins, we updated our expectation for return on invested capital to be in a range of 15% to 16% by 2020. The Company's return on invested capital was 13.0% for the last four quarters ended September 30, 2019. Meeting the return on invested capital target is dependent on the Company's ability to return capital to our shareholders, usually in the form of cash dividends or share repurchases of the Company's common stock, which may or may not occur at the same levels as prior years. Nonetheless, we remain committed to returning 50% of our cash flows from operations through fiscal 2020.

We believe our ability to achieve industry-leading gross profit margins and operating income margins is due to the high level of value-added services that we provide to our customers. Aside from our strong brand recognition and trusted reputation, the Company is unique due to our extensive product testing capabilities and our state-of-the-art test lab; strong customer support and education for engineers, builders and contractors; a deep 40-plus year relationships with engineers that get our products specified on the blueprint and pulled through to the job site; product availability with delivery, typically, in 24 hours to 48 hours; and an active involvement with code officials to improve building codes and construction practices. Based on current information, we expect the competitive environment to be relatively stable with U.S. single-family housing starts to be flat or growing in the low single digits for the remainder of 2019 compared to 2018. For the purposes of re-defining our 2020 Plan objectives, during years 2017 to 2020 we assume U.S. single-family housing starts growing, as a percentage, in the low-single digits on average.

Prior to the 2020 Plan, acquisitions were part of a dual-fold approach to growth. Our strategy since has primarily focused on organic growth, supported by strategic capital investments in the business. As such, we have and will continue to focus less on acquisitions activities, especially in the concrete repair space. However, we will from time to time evaluate acquisition opportunities and if the right opportunity arises we are open to acquisitions in other areas of our business, such as in our core fastener space, which is an area where we believe it would be beneficial to gain additional production capacity to support our wood business or to enhance our wood and concrete product portfolio with additional value–added products, we may pursue the opportunities.

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

Our sales also tend to be seasonal, with operating results varying from quarter to quarter. With some exceptions, our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year, as our customers tend to purchase construction materials in the late spring and summer months for the construction season. Weather conditions, such as extended cold or wet weather, which affect and sometimes delay installation of some of our products, could negatively affect our results of operations. Political, economic events such as tariffs and the possibility of additional tariffs on imported raw materials or finished goods or such as labor disputes can also have an effect on our gross and operating profits as well as the amount of inventory on-hand.

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

We went live with our first wave of the SAP implementation project in February of 2018, and we implemented SAP at two additional locations in 2019. We are tracking toward rolling out SAP technology in our remaining U.S. branches by early 2020, and company-wide completion of the SAP roll-out during 2021. While we believe the SAP implementation will be beneficial to the Company over time, annual operating expenses have and are expected to continue to increase through 2024 as a result of the ERP project, primarily due to increases in training costs and the depreciation of previously capitalized costs. As of September 30, 2019, we have capitalized $19.2 million and expensed $22.4 million of the costs, including depreciation of capitalized costs associated with the ERP project.

Business Segment Information

Our North America segment has generated more revenues primarily from wood construction products compared to concrete construction products. During the nine months' period ended on September 30, 2019, economic conditions and wet weather resulted in lower than projected single-family housing starts, which decreased wood construction product sales volumes over the same time period. Wood construction product sales volume decreased compared to the first nine months of 2018, partly due to lower U.S. housing starts as a result, in part due to unusually wet conditions across the U.S with the first 6 months of 2019 being the wettest on record over the past 125 years according to the National Weather Service. Concrete construction product sales volume increased compared to the first nine months of 2018, which was also mostly due to increased sales volumes. Our wood construction product net sales increased 9% for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018 primarily due to increased sales volumes. Our concrete construction product net sales increased 22% for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018 also mostly due to increased sales volumes. Looking ahead to the fourth quarter, we are cautiously optimistic that demand will be steady until winter weathers slows or stops new construction. Operating expenses increased $3.0 million for the quarter ended September 30, 2019 compared to the quarter ended 2018 and increased $12.7 million for the first nine months of 2019 compared to the first nine months of 2018.

In late 2016, we collaborated with Home Depot to make our mechanical anchor line of products available in Home Depot stores.  We continue to rollout our mechanical anchor line of products at Home Depot stores and seek to add additional products.

Our Europe segment also generates more revenues from wood construction products than concrete construction products. For the first nine months of 2019, concrete construction product net sales increased compared to the first nine months of 2018. Europe net sales were also negatively affected by foreign currency translations resulting from Europe currencies weakening against the United States dollar. In local currency, Europe net sales increased primarily due to increases in average product prices. Wood construction product sales decreased for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018. Concrete construction product sales are mostly project-based, and net sales increased 7% for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018, primarily due to timing of projects. Operating expenses decreased $1.2 million for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018 and decreased $4.8 million for the first nine months of 2019 compared to the first nine months of 2018. See “Europe” below.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

(1)
When referred to above, the Company’s return on invested capital (“ROIC”) for a fiscal period is calculated based on (i) the net income of the last four quarters as presented in the Company’s condensed consolidated statements of operations prepared pursuant to generally accepted accounting principles in the U.S. (“GAAP”), as divided by (ii) the average of the sum of the total stockholders’ equity and the total long-term liabilities at the beginning of and at the end of such period, as presented in the Company’s consolidated balance sheets prepared pursuant to GAAP for that applicable year. For the purposes of comparability in this calculation, total long-term liabilities excludes long-term operating lease liabilities, which were recognized as of September 30, 2019 as a result of the January 1, 2019 adoption of ASU 2016-02. As such, the Company’s ROIC, a ratio or statistical measure, is calculated using exclusively financial measures presented in accordance with GAAP.

Business Outlook

Based on current business trends and conditions, our outlook for fiscal 2019 is as follows:

•	2019 full-year gross margin is estimated to be in the range of approximately 43.5% to 44.0%.

•	2019 full-year operating expenses, as a percentage of net sales, is estimated to be between approximately 27.5% and 28.5%.

•	2019 full-year effective tax rate will be between approximately 25.5% to 26.5% including both federal and state income tax rates.

Results of Operations for the Three Months Ended September 30, 2019, Compared with the Three Months Ended September 30, 2018

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended September 30, 2019, against the results of operations for the three months ended September 30, 2018. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended September 30, 2018 and the three months ended September 30, 2019.

The Company changed its presentation of its consolidated statement of operations to display non–operating activities, including foreign exchange gain (loss), and certain other income or expenses as a separate item below income from operations. Foreign exchange gain (loss), and other income or expenses were previously included in general and administrative expenses, and in income from operations, respectively. Income before tax and net income for the three months and nine months ended September 30, 2018 presented below were not affected by the change in presentation.

Third Quarter 2019 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the three months ended September 30, 2019, from the three months ended September 30, 2018, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	September 30,	North		Asia/	Admin &	September 30,
(in thousands)	2018	America	Europe	Pacific	All Other	2019
Net sales	$284,178	$25,607	$199	$(52)	$—	$309,932
Cost of sales	150,282	21,602	19	386	(1)	172,288
Gross profit	133,896	4,005	180	(438)	1	137,644
Research and development and other engineering expense	10,441	1,593	(36)	(26)	—	11,972
Selling expense	26,879	1,418	(438)	(187)	—	27,672
General and administrative expense	37,358	(28)	(768)	173	312	37,047
	74,678	2,983	(1,242)	(40)	312	76,691
Gain on sale of assets	(460)	459	(11)	(2)	—	(14)
Income from operations	59,678	563	1,433	(396)	(311)	60,967
Interest expense, net and other	1,156	(1,962)	(438)	(486)	(48)	(1,778)
Income before income taxes	60,834	(1,399)	995	(882)	(359)	59,189
Provision for income taxes	16,473	(1,348)	88	(137)	427	15,503
Net income	$44,361	$(51)	$907	$(745)	$(786)	$43,686

Net sales increased 9.1% to $309.9 million from $284.2 million. Net sales to home centers, dealer distributors, lumber dealers and contract distributors increased primarily due to increases in sales volumes and higher average product prices. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 83% and 84% of the Company's total net sales in the third quarters of 2019 and 2018, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 17% and 16% of the Company's total net sales in the third quarters of 2019 and 2018, respectively.

Gross profit increased 2.8% to $137.6 million from $133.9 million. Gross profit margins decreased to 44.4% from 47.1%, primarily due to increases in material, factory and overhead expense (on lower production) and labor costs each as a percentage of net sales. Gross profit margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, decreased to 44.4% from 47.3% for wood construction products and decreased to 41.6% from 43.4% for concrete construction products, respectively.

Research and development and engineering expense increased 14.7% to $12.0 million from $10.4 million, primarily due to an increase of $1.9 million in personnel costs, which was mostly due to reclassifying employees from general and administrative to research and development and engineering.

Selling expense increased 3.0% to $27.7 million from $26.9 million, primarily due to an increase of $1.8 million in personnel costs, partly offset by decreases of $0.6 million in cash profit sharing and sales commissions and $0.6 million in professional fees.

General and administrative expense decreased 0.8% to $37.0 million from $37.4 million, primarily due to reclassifying employees from general and administrative to research and development and engineering, as well as decreases of $0.9 million in cash profit sharing expense and $0.6 million in consulting and professional fees. Included in general and administrative expense are SAP implementation and support costs of $3.6 million, which increased $1.6 million from the prior quarter.

Our effective income tax rate decreased to 26.2% from 27.1%.

Consolidated net income was $43.7 million compared to $44.4 million. Diluted net income per common share was $0.97 compared to $0.95.

Net sales

The following table represents net sales by segment for the three-month periods ended September 30, 2019 and 2018, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
September 30, 2018	$239,898	$42,020	$2,260	$284,178
September 30, 2019	265,505	42,219	2,208	309,932
Increase (decrease)	$25,607	$199	$(52)	$25,754
Percentage Increase (decrease)	10.7%	0.5%	(2.3)%	9.1%

The following table represents segment net sales as percentages of total net sales for the three-month periods ended September 30, 2019 and 2018, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2018 net sales	84%	15%	1%	100%
Percentage of total 2019 net sales	86%	14%	—%	100%

Gross profit

The following table represents gross profit by segment for the three-month periods ended September 30, 2019 and 2018, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
September 30, 2018	$116,969	$16,034	$893	$—	$133,896
September 30, 2019	120,974	16,214	455	1	137,644
Increase (decrease)	$4,005	$180	$(438)	$1	$3,748
Percentage Increase (decrease)	3.4%	1.1%	*	*	2.8%

* The statistic is not meaningful or material.

The following table represents gross profit as a percentage of sales by segment for the three months ended September 30, 2019 and 2018, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2018 gross profit percentage	48.8%	38.2%	39.5%	*	47.1%
2019 gross profit percentage	45.6%	38.4%	20.6%	*	44.4%

* The statistic is not meaningful or material.

North America

•	Net sales increased 10.7%, primarily due to increases in sales volumes and higher average sales prices. Canada's net sales were negatively affected by foreign currency translation.

•
Gross profit as a percentage of net sales decreased to 45.6% from 48.8% primarily due to increases in material costs, factory and overhead costs (on lower production) and labor costs, each as a percentage of net sales.

•
Research and development and engineering expense increased $1.6 million, primarily due to an increase of $1.8 million in personnel costs, which was mostly due to moving certain employees, whose primary responsibilities changed during 2019, from general and administrative to research and development and engineering.

•
Selling expense increased $1.4 million, primarily due to increases of $1.8 million in personnel costs, $0.5 million in advertising and promotional expenses, partly offset by decreases of $0.6 million in professional fees.

•
General and administrative expense decreased slightly, which was mostly due to moving certain employees, whose primary responsibilities changed during 2019, from general and administrative to research and development and engineering. Included in general and administrative expense are SAP related costs of $2.9 million, which increased $1.2 million from the prior quarter.

•	Income from operations increased slightly by $0.4 million, primarily due to increased gross profit, partly offset by increased operating expenses.

Europe

•
Net sales increased 0.5%, despite approximately $2.3 million of negative foreign currency translations resulting from European currencies weakening against the United States dollar. In local currency, Europe net sales increased primarily due to increases in both volume and average product price.

•	Gross profit as a percentage of net sales increased to 38.4% from 38.2%. Europe gross profit was also negatively affected by foreign currency translation.

•	Selling expense decreased $0.4 million, primarily due to decreases of $0.3 million in cash profit sharing and sales commissions.

•
General and administrative expense decreased $0.8 million, primarily due to decreases of $0.3 million in severance expense, $0.2 million in personnel costs and $0.2 million in cash profit sharing expense. Included in general and administrative expense are SAP related costs of $0.7 million, which increased $0.4 million from the prior quarter.

•	Income from operations increased $1.4 million, primarily due to lower operating expenses.

Asia/Pacific

•
For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended September 30, 2019 and 2018, respectively.

Results of Operations for the Nine Months Ended September 30, 2019, Compared with the Nine Months Ended September 30, 2018

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the nine months ended September 30, 2019, against the results of operations for the nine months ended September 30, 2018. Unless otherwise stated, the results announced below refer to the nine months ended September 30, 2018 and the nine months ended September 30, 2019.

Year-to-Date (9-month) 2019 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the nine months ended September 30, 2019, from the nine months ended September 30, 2018, and the increases or decreases for each category by segment:

	Nine Months Ended	Increase (Decrease) in Operating Segment				Nine Months Ended
	September 30,	North		Asia/	Admin &	September 30,
(in thousands)	2018	America	Europe	Pacific	All Other	2019
Net sales	836,964	$40,077	$(2,449)	$(563)	$—	$874,029
Cost of sales	454,881	39,323	(1,267)	(1,064)	79	491,952
Gross profit	382,083	754	(1,182)	501	(79)	382,077
Research and development and other engineering expense	32,840	2,876	(143)	(286)	—	35,287
Selling expense	83,653	2,694	(1,573)	(303)	—	84,471
General and administrative expense	113,565	7,157	(3,285)	162	342	117,941
	230,058	12,727	(5,001)	(427)	342	237,699
Gain on sale of assets	(1,769)	1,263	226	15	—	(265)
Income from operations	153,794	(13,236)	3,593	913	(421)	144,643
Interest expense, net and other	284	(1,765)	131	(1,465)	421	(2,394)
Income before income taxes	154,078	(15,001)	3,724	(552)	—	142,249
Provision for income taxes	40,202	(5,508)	1	356	1,273	36,324
Net income	$113,876	$(9,493)	$3,723	$(908)	$(1,273)	$105,925

Net sales increased 4.4% to $874.0 million from $837.0 million. Net sales to home centers, dealer distributors and lumber dealers increased, primarily due to increases in average product prices and concrete construction product sales volumes. Net sales to contractor distributors decreased. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 84% and 85% of the Company's total net sales in both the first nine months of 2019 and 2018, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 16% and 15% of the Company's total net sales in both the first nine months of 2019 and 2018, respectively.

Gross profit was flat at $382.1 million for both the first nine months of 2019 and 2018. Gross profit margins decreased to 43.7% from 45.7%, primarily due to increases in material and labor costs as a percentage of net sales, all as a percentage of net sales. The gross profit margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, decreased to 43% from 46% for wood construction products and increased to 42% from 39% for concrete construction products.

Research and development and engineering expense increased 7.5% to $35.3 million from $32.8 million primarily due to an increase of $3.7 million in personnel costs, which was mostly due to moving certain employees, whose primary responsibilities changed during 2019, from general and administrative to research and development and engineering, partly offset by decreases of $0.5 million in supply expense, $0.4 million in cash profit sharing expense and $0.2 million in professional and legal fees.

Selling expense increased 1.0% to $84.5 million from $83.7 million, primarily due to increases of $3.1 million in personnel costs and $0.6 million in professional fees, partly offset by decreases of $2.1 million in cash profit sharing, sales commissions and agent commissions expense, $0.5 million in advertising and promotional expense and $0.2 million in stock-based compensation expense.

General and administrative expense increased 3.9% to $117.9 million from $113.6 million, primarily due to increases of $4.9 million in consulting and legal fees, $1.1 million in computer software and hardware costs, $1.0 million in personnel expense, $0.5 million in facility expense and $0.4 million in stock-based compensation, partly offset by decreases of $1.9 million in cash profit sharing expense and $1.9 million in severance expense. Included in general and administrative expense are costs associated with the SAP implementation and support of $9.4 million, an increase of $2.1 million over the first nine-months of 2018.

Gain on sale of assets - In 2016, an eminent domain claim was exercised on land owned by the Company with an offer for the taking of land. The Company challenged the offer, which resulted in the Company receiving an additional $1.0 million in the first quarter of 2018 for the taking of the land, which occurred in 2016.

Our effective income tax rate decreased to 25.5% from 26.1%.

Consolidated net income was $105.9 million compared to $113.9 million. Diluted net income per common share was $2.35 compared to $2.43.

Net sales

The following table represents net sales by segment for the nine-month periods ended September 30, 2018 and 2019, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Nine Months Ended
September 30, 2018	$705,932	$124,096	$6,936	$836,964
September 30, 2019	746,009	121,647	6,373	874,029
Increase (decrease)	$40,077	$(2,449)	$(563)	$37,065
Percentage increase (decrease)	5.7%	(2.0)%	(8.1)%	4.4%

The following table represents segment net sales as percentages of total net sales for the nine-month periods ended September 30, 2018 and 2019, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2018 net sales	84%	15%	1%	100%
Percentage of total 2019 net sales	85%	14%	1%	100%

Gross profit

The following table represents gross profit by segment for the nine-month periods ended September 30, 2018 and 2019, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Nine Months Ended
September 30, 2018	$335,497	$45,082	$1,423	$81	$382,083
September 30, 2019	336,251	43,900	1,924	2	382,077
Increase (decrease)	$754	$(1,182)	$501	$(79)	$(6)
Percentage increase (decrease)	0.2%	(2.6)%	*	*	—%

* The statistic is not meaningful or material.

The following table represents gross profit as a percentage of sales by segment for the nine-month periods ended September 30, 2018 and 2019, respectively:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2018 gross profit percentage	47.5%	36.3%	20.5%	*	45.7%
2019 gross profit percentage	45.1%	36.1%	30.2%	*	43.7%

* The statistic is not meaningful or material.

North America

•
Net sales increased 5.7%, primarily due to increased average product prices, partly offset by lower sales volumes. Canada's net sales were negatively affected by approximately $1.2 million due to foreign currency translation. In local currency, Canada net sales increased primarily due to increases in average product prices.

.

•	Gross profit margin decreased to 45.1% from 47.5%, primarily due to increases in material costs, labor costs and factory and overhead costs (on lower production), each as a percentage of net sales.

•
Research and development and engineering expense increased $2.9 million, primarily due to an increase of $3.3 million in personnel costs, which was mostly due to reclassifying employees from general and administrative to research and development and engineering.

•
Selling expense increased $2.7 million, primarily due to increases of $3.6 million in personnel costs and $0.6 million in professional fees, partly offset by decreases of $1.5 million in cash profit sharing, sales commissions and agent commissions expense, $0.3 million in advertising and promotional expense and $0.2 million in stock-based compensation expense.

•
General and administrative expense increased $7.2 million, primarily due to increases of $5.1 million in consulting and legal fees, $1.2 million in personnel costs, $1.0 million in computer software and hardware costs, $0.7 million in facility expense, partly offset by decreases of $0.9 million in cash profit sharing expense. Included in general and administrative expense are costs associated with the SAP implementation of $7.4 million, an increase of $1.5 million over the first nine-months of 2018. These expenses were primarily professional fees.

•
Gain on sale of assets - In 2016, an eminent domain claim was exercised on land owned by the Company with an offer for the taking of the land. The Company challenged the offer, which resulted in the Company receiving an additional $1.0 million in the first quarter of 2018 for the taking of the land.

•	Income from operations decreased $13.2 million, mostly due to increased operating expenses.

Europe

•
Net sales decreased 2.0%, primarily due to approximately $8.2 million of negative foreign currency translations resulting from some Europe currencies weakening against the United States dollar. In local currency, Europe net sales increased primarily due to increases in both average product prices and volume.

•
Gross profit margins decreased to 36.1% from 36.3%, primarily due to an increase in material costs as a percentage of net sales, partly offset by lower shipping and warehouse costs. Europe gross profit was negatively affected by foreign currency translation.

•
Selling expense decreased $1.6 million, primarily due to decreases of $0.7 million in advertising and promotional expense, $0.6 million in agent commission expense, and $0.2 million in personnel costs.

•
General and administrative expense decreased $3.3 million, primarily due to decreases of $2.0 million in severance costs and $1.0 million in personnel costs. Included in general and administrative expense are costs associated with the SAP implementation of $1.9 million for the first nine-months of 2019, and an increase of $0.4 million over the first nine-months of 2018. These expenses were primarily professional fees.

•	Income from operations increased $3.6 million, primarily due to lower operating expenses.

Asia/Pacific

•
For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the nine months ended September 30, 2019 and 2018, respectively.

Effect of New Accounting Standards

See "Note 1 Basis of Presentation — Recently Adopted Accounting Standards” and “Recently Issued Accounting Standards Not Yet Adopted” to the accompanying unaudited interim condensed consolidated financial statements.

Liquidity and Sources of Capital

Our primary sources of liquidity are cash and cash equivalents, cash flow from operations and our $300.0 million credit facility that expires on July 23, 2021. As of September 30, 2019, there were no amounts outstanding under this facility.

Our principal uses of liquidity include the costs and expenses associated with our operations, continuing our capital allocation strategy, which includes growing our business by internal improvements, repurchasing our common stock, paying cash dividends, and meeting other liquidity requirements for the next twelve months.

As of September 30, 2019, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Cash and cash equivalents of $55.8 million are held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the United States. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

The following table presents selected financial information as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively:

	At September 30,	At December 31,	At September 30,
(in thousands)	2019	2018	2018

Cash and cash equivalents	$194,061	$160,180	$166,961
Property, plant and equipment, net	250,950	254,597	257,679
Goodwill, intangible assets and equity investment	155,492	157,139	164,414
Working capital	469,387	447,949	493,465

The following table provides cash flow indicators for the nine-month periods ended September 30, 2019 and 2018, respectively:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$149,235	$107,969
Investing activities	(25,526)	(21,175)
Financing activities	(88,371)	(84,363)

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

During the nine months ended September 30, 2019, operating activities provided $149.2 million in cash and cash equivalents, as a result of $105.9 million from net income and $45.5 million from non-cash adjustments to net income, which included depreciation and amortization expense and stock-based compensation expense. The increase is partly offset by a decrease of $2.1 million in the net change in operating assets and liabilities, including an increase of $36.4 million in trade accounts receivable, partly offset by a decrease of $31.2 million in inventory. Cash used in investing activities of $25.5 million during the nine months ended September 30, 2019 consisted primarily of $24.5 million for property, plant and equipment expenditures. Cash used in financing activities of $88.4 million during the nine months ended September 30, 2019 consisted primarily of $51.4 million used for share repurchases and $30.0 million used to pay cash dividends.

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

•
Our asset acquisitions, net of cash acquired and proceeds from sales of business, in 2017, 2018 and the nine months ended September 30, 2019 were $18.5 million, $2.0 million and $3.5 million, respectively.

•
Our capital spending in 2017, 2018 and the nine months ended September 30, 2019 was $58.0 million, $29.3 million and $24.5 million, respectively, which was primarily used for real estate improvements, machinery and equipment purchases and software in development. Based on current information and subject to future events and circumstances, we estimate that our full-year 2019 capital spending will be approximately $30 million to $35 million, including $7 to $10 million on maintenance-type capital expenditures, assuming all such projects will be completed by the end of 2019. Based on current information and subject to future events and circumstances, we estimate that our full-year 2019 depreciation and amortization expense will be approximately $39 million to $41 million, of which approximately $33 million to $35 million is related to depreciation.

•
On April 26, 2019, the Board raised the quarterly cash dividend by 4.5% to $0.23 per share. On October 24, 2019, the Board declared a quarterly cash dividend of $0.23 per share, estimated to be $10.2 million in total. The dividend will be payable on January 23, 2020, to the Company's stockholders of record on January 2, 2020.

•
During 2019, the Company purchased 854,349 shares of the Company's common stock on the open market at an average price of $60.21 per share, for a total of $51.4 million. In total, as illustrated in the table below, the Company has repurchased over six-and-a-half million shares of the Company's common stock, which represents approximately 13.3% of our shares of common stock outstanding at the beginning of 2015. Including dividends, we have returned cash of $501.6 million, which represents 77.7% of our total cash flow from operations during the same period. We expect to continue to repurchase shares as the opportunities present themselves

•	.

(in thousands)	Number of Shares Repurchased	Cash Paid for Share Repurchases	Cash paid for Dividends	Total
January 1 - September 30, 2019	854	$51,437	$30,002	$81,439
January 1 - December 31, 2018	1,955	110,540	39,891	150,431
January 1 - December 31, 2017	1,138	70,000	36,981	106,981
January 1 - December 31, 2016	1,244	53,502	32,711	86,213
January 1 - December 31, 2015	1,339	47,144	29,352	76,496
Total	6,530	$332,623	$168,937	$501,560

•	As of September 30, 2019, approximately $48.6 million remained available under the $100.0 million repurchase authorization, which expires December 31, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019.

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

Foreign currency translation adjustments on the Company's underlying assets and liabilities resulted in an accumulated other comprehensive profit of $5.8 million for the three months ended September 30, 2019, and for the nine months ended September 30, 2019, due to the strengthening of the United States dollar in relation to almost all currencies.

Interest Rate Risk

The Company has no variable interest-rate debt outstanding.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

As the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves. For a discussion of risks related to the implementation of new systems, see Item 1A - "Risk Factors - Other Risks - We rely on complex software systems and hosted applications to operate our business, and our business may be disrupted if we are unable to successfully/efficiently update these systems or convert to new systems." in the 2018 Form 10-K.

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company currently is not a party to any legal proceedings, which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and we could in the future, incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of the various legal proceedings and other matters we are currently involved in, which could materially impact our financial condition, cash flows or results of operations. See “Note 12 — Commitments and Contingencies” to the accompanying unaudited interim condensed consolidated financial statements for certain potential third-party claims.

Item 1A. Risk Factors

We are affected by risks specific to us, as well as risks that generally affect businesses operating in global markets. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in the 2018 Form 10-K (available at www.simpsonmfg.com/docs/10K-2018.pdf or www.sec.gov). The risks discussed in the 2018 Form 10-K and information provided elsewhere in this Quarterly Report, could materially adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents the monthly repurchases of shares of our common stock in the third quarter of 2019.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs [1]
July 1 - July 31, 2019	78,000	$60.48	78,000	$65.3 million
August 1 - August 31, 2019	270,901	$61.79	270,901	$48.6 million
September 1 - September 30, 2019	—	—	—	$48.6 million
Total	348,901

[1] Pursuant to the Board’s $100.0 million repurchase authorization that was publicly announced on February 4, 2019, which authorization is scheduled to expire on December 31, 2019.

Item 6. Exhibits.

EXHIBIT INDEX
3.1	Certificate of Incorporation of Simpson Manufacturing Co., Inc., as amended, are incorporated by reference to Exhibit 3.1 of its Quarterly Report on Form 10-Q filed on May 9, 2018
3.2	Amended and Restated Bylaws of Simpson Manufacturing Co., Inc., as amended, are incorporated by reference to Exhibit 3.2 of its Current Report on Form 8-K dated March 28, 2017.
31.1	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certifications is filed herewith.
31.2	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certifications is filed herewith.
32	Section 1350 Certifications are furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 6, 2019	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)