Form 10-K
period 2019-12-31
Simpson Manufacturing Co., Inc.
filed 2020-02-25
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
OR
☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                 .
Commission file number:  1-13429
Simpson Manufacturing Co., Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3196943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5956 W. Las Positas Blvd., Pleasanton, CA                             94588
(Address of principal executive offices)                              (Zip Code)
Registrant’s telephone number, including area code:  (925) 560-9000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	SSD	New York Stock Exchange

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

The aggregate market value of the shares of common stock, par value $0.01 per share, which is the only outstanding class of voting and non-voting equity, held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 28, 2019) was approximately $2,969,079,897.

As of February 21, 2020, 44,365,526 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement for its 2020 annual meeting of stockholders (the "2020 Annual Meeting") are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the registrant's fiscal year ended December 31, 2019.

SIMPSON MANUFACTURING CO., INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

In this filing we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions. Although we believe that these forward-looking statements and the underlying assumptions are reasonable, we cannot assure you that they will prove to be correct.

Forward-looking statements involve a number of risks and uncertainties, and there are factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Some of those factors (in addition to others described elsewhere in this Annual Report on Form 10-K and in subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”)) include:

•
the impact, execution and effectiveness of the Company’s current strategic plan, the 2020 Plan, and initiatives the realization of the assumptions made under the plan and the efforts and costs to implement the plan and initiatives;

•	general economic cycles and construction business conditions including changes in U.S. housing starts;

•	customer acceptance of our products;

•	product liability claims, contractual liability, engineering and design liability and similar liabilities or claims,

•	relationships with partners, suppliers and customers and their financial condition;

•	materials and manufacturing costs;

•	technological developments, including system updates and conversions;

•	increased competition;

•	changes in laws or industry practices;

•	litigation risks and actions by activist shareholders;

•	changes in market conditions;

•	governmental and business conditions in countries where our products are manufactured and sold;

•	natural disasters and other factors that are beyond the Company’s reasonable control;

•	changes in trade regulations, treaties or agreements or in U.S. and international taxes, tariffs and duties including those imposed on the Company’s income, imports, exports and repatriation of funds;

•	effects of merger or acquisition activities;

•	actual or potential takeover or other change-of-control threats; and

•	changes in our plans, strategies, objectives, expectations or intentions.

These factors in addition to others described elsewhere in this Annual Report on Form 10-K, including those described under Item 1A-Risk Factors, and in subsequent filings with the SEC, should not be construed as a comprehensive listing of factors that could cause results to vary from our forward-looking information.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. If one or more forward-looking statements are updated, no inference should be drawn that additional updates will be made with respect to those or other forward-looking statements.

PART I

Item 1. Business.

Company Background

We, through our wholly-owned subsidiary, Simpson Strong-Tie Company Inc. ("SST"), design, engineer and are a leading manufacturer of high quality wood and concrete building construction products designed to make structures safer and more secure that perform at high levels and are easy to use and cost-effective for customers. Our wood construction products are used in light-frame construction and include connectors, truss plates, fastening systems, fasteners and pre-fabricated lateral systems. Our concrete construction products are used in concrete, masonry and steel construction and include adhesives, chemicals, mechanical anchors, carbide drill bits, powder actuated tools, fiber reinforced materials and other repair products used for protection and strengthening. We market our products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself (“DIY”) markets. We also provide engineering services in support of some of our products and increasingly offer design and other software that facilitates the specification, selection and use of our products. The Company has continuously manufactured structural connectors since 1956 and believes that the Simpson Strong-Tie brand benefits from strong brand name recognition in residential, light industrial and commercial applications among architects and engineers who frequently request the use of our products.

Business Strategy

The Company attracts and retains customers by designing, manufacturing and selling high quality products that perform well, are easy to use and cost-effective for customers. The Company manufactures and warehouses its products in geographic proximity to its markets to provide availability and rapid delivery of products to customers and prompt response to customer requests for specially designed products and services. The Company maintains levels of inventory intended to operate with little backlog and fill most customer orders within a few days. High levels of manufacturing automation and flexibility allow the Company to maintain its quality standards while continuing to provide prompt delivery.

The Company intends to continue efforts to increase market share in both the wood construction and concrete construction product groups by:

•	maintaining frequent customer contacts and service levels;

•	continuing to sponsor seminars to inform architects, engineers, contractors and building officials on appropriate use, proper installation and identification of the Company’s products;

•	continuing to invest in mobile, web and software applications for customers to help them do their jobs more efficiently and connect with customers utilizing social media, blog posts and videos;

•	continuing to invest in Building Information Modeling ("BIM") software services and solutions for home builders and lumber-building material suppliers; and

•	continuing to innovate and diversify our product offerings.

The Company’s long-term strategy is to develop, acquire or invest in product lines or businesses that have the potential to increase the Company’s earnings per share and return on invested capital over time and that:

•	complement the Company’s existing product lines;

•	can be marketed through the Company’s existing distribution channels;

•	might benefit from use of the Company’s brand names and expertise;

•	are responsive to needs of the Company’s customers;

•	expand the Company’s markets geographically; and

•	reduce the Company’s dependence on the United States residential construction market.

New Products. The Company commits substantial resources to new product development. The majority of SST’s products have been developed through its internal research and development program. The Company believes it is the only United States manufacturer with the capability to internally test multi-story wall systems, thus enabling full scale testing rather than analysis alone to prove system performance. The Company’s engineering, sales, product management, and marketing teams work together with architects, engineers, building inspectors, code officials, builders and customers in the new product development process.

The Company’s product research and development is based largely on products or solutions that are identified within the Company, feedback or requests from customers for new or specialty products and in connection with the Company’s strategic initiatives to expand into new markets and/or develop new product lines. The Company’s strategy is to develop new products on a proprietary basis, to seek patents when appropriate and to rely on trade secret protection for others. The Company typically develops 15 to 25 new products each year.

In 2019, through our research and development efforts, the Company expanded its product offerings by adding:

•	new connectors and lateral products for wood framing applications;

•	new connectors for timber & offsite constructions;

•	new steel connections for mid-rise steel construction;

•	new connectors for cold formed steel applications;

•	new fastener products for wood construction; and

•	new mechanical anchors for concrete and masonry construction.

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

•
Home Centers. The Company intends to increase penetration of the DIY markets by continuing to expand its product offerings through home centers. The Company’s sales force maintains on-going contact with home centers to work with them in a broad range of areas, including inventory levels, retail display maintenance and product knowledge training. The Company’s strategy is to ensure that the home center retail stores are fully stocked with adequate supplies of the Company’s products carried by those stores. The Company has further developed extensive bar coding and merchandising aids and has devoted a portion of its research and development efforts to DIY products. The Company’s sales to home centers increased year-over-year in 2019, 2018 and 2017.

•	Dealers. In some markets, the Company sells its products directly to lumber dealers and cooperatives.

•
OEM Relationships. The Company works closely with manufacturers of engineered wood, Composite Laminated Timber and OEMs for off-site construction to develop and expand the application and sales of its engineered wood connector, fastener, anchor and truss products. The Company has relationships with many of the leaders in these industries.

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

Products and Services

Historically, the Company’s product lines historically have encompassed connectors, anchors, fasteners, lateral resistive systems, truss plates, as well as repair and strengthening product lines for the marine, industrial and transportation markets. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 18 — Segment Information” to the Company’s Consolidated Financial Statements for financial information regarding revenues by product category.

Most of the Company’s products are approved by building code evaluation agencies. To achieve these approvals, the Company conducts extensive product testing, which is witnessed and certified by independent testing laboratories. The tests also provide the basis of load ratings for the Company’s structural products. This test and load information is used by architects, engineers, contractors, building officials, and homeowners and is useful across all applications of the Company’s products, ranging from the deck constructed by a homeowner to a multi-story structure designed by an architect or engineer.

Wood Construction Products. The Company produces and markets over 15,000 standard and custom wood construction products. These products are used primarily to strengthen, support and connect wood applications in residential and commercial construction and DIY projects. The Company’s wood construction products contribute to structural integrity and resistance to seismic, wind and gravity forces. As described below, the Company’s wood construction products include:

•
Connectors - Connectors are prefabricated metal products that attach wood, concrete, masonry or steel together and are essential for tying wood construction elements together and create safer and stronger buildings;

•
Truss Connector Plates - Truss connector plates are toothed metal plates that join wood members together to form a truss and are marketed under the name Integrated Component Systems. The Company continues to develop software to assist truss and component manufacturers in modeling, designing trusses and selecting the appropriate truss plates for the applicable jobs;

•
Fastening Line - The fastening line includes various nails, screws and staples, which are complemented by the Company's Quik Drive auto-feed screw driving system, which is used in numerous applications such as decking, subfloors, drywall and roofing; and

•	Lateral Resistive System - Lateral resistive systems are assemblies used to resist earthquake or wind forces and include steel and wood shearwalls, Anchor Tiedown Systems and steel moment frames.

Concrete Construction Products. The Company produces and markets over 1,000 standard and custom concrete construction products. The Company’s concrete construction products are composed of various materials including steel, chemicals and carbon fiber. They are used primarily to anchor, protect and strengthen concrete, brick and masonry applications in industrial, infrastructure, residential, commercial and DYI projects. The Company’s concrete construction products contribute to structural integrity and resistance to seismic, wind and gravity forces. These products are sold in all segments of the Company. As described below, the Company’s concrete construction products include:

•
Anchor Products - Anchor products include adhesives, mechanical anchors, carbide drill bits and powder-actuated pins and tools used for numerous applications of anchoring or attaching elements onto concrete, brick, masonry and steel; and

•
Construction, Repair, Protection and Strengthening Products - Concrete construction repair, protection and strengthening products include grouts, coatings, sealers, mortars, fiberglass and fiber-reinforced polymer systems and asphalt products.

Engineering and Design Services. The Company’s engineers not only design and test products, but also provide engineering support for customers in connection with a number of products that the Company manufactures and sells. This support might range from the discussion of a load value in a catalog to testing the suitability of an existing product in a unique application. For the truss product line, the Company’s engineers review the output of the Company’s software to assist customers in ensuring that trusses are properly designed and specified, and in some instances seal design diagrams. Generally, in connection with any engineering services the Company provides, the Company’s engineers serve as a point of reference and support for the customer’s engineers and other service professionals, who ultimately determine and are responsible for the engineering approach and design loads to any project.

Sales, Marketing and Customers

The Company’s sales and marketing programs are implemented through its branch system. The Company currently maintains branches in California, Texas, Ohio, Canada, England, France, Germany, Denmark, Switzerland, Poland, Portugal, The Netherlands, Ireland, Belgium, Sweden, Norway, Spain, Australia, New Zealand, and Chile. Each branch is served by its own sales force, warehouse and office facilities, while some branches have their own manufacturing facilities. Each branch is responsible for setting and executing sales and marketing strategies that are consistent both with the markets in the geographic area that the branch serves and with the goals of the Company. Branch sales forces in North America are supported by marketing managers in the home office in Pleasanton, California. The home office also coordinates issues affecting customers that operate in multiple regions. The sales force maintains close working relationships with customers, develops new business, calls on architects, engineers and building officials and participates in a range of educational seminars.

The Company dedicates substantial resources to customer service. The Company produces numerous publications and point-of-sale marketing aids to serve specifiers, distributors, retailers and users for the various markets that it serves. These publications include general catalogs, as well as various specific catalogs, such as those for its fastener products. The catalogs and publications describe the products and provide load and installation information. The Company also maintains several linked websites centered on www.strongtie.com, which include catalogs, product and technical information, code reports, installation videos, web applications and other general information related to the Company, its product lines and promotional programs. We include our website addresses throughout this report for reference only. The information contained on our websites is not incorporated by reference into this report.

We market our products to the residential construction, light industrial and commercial construction, remodeling and DIY markets through distributors, dealers, OEMs and home centers and have developed long-standing relationships with numerous customers domestically in the United States and internationally. Overall, we believe that in the long-term we are not dependent on any single customer. However, The Home Depot, Inc. (“Home Depot”) accounted for approximately 11.1% percent of our total consolidated net sales in fiscal 2019. No other customer accounted for 10 percent or more of our total sales in fiscal year 2019.

While the loss of any substantial customer, including Home Depot, could have a material short-term impact on our business, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.

Manufacturing Process

The Company designs and manufactures most of its products. The Company has developed and uses automated manufacturing processes for many of its products. The Company’s innovative manufacturing systems and techniques have allowed it to control manufacturing costs, even while developing both new products and products that meet customized requirements and specifications. The Company’s development of specialized manufacturing processes has also permitted increased operating flexibility and enhanced product design innovation. As part of ongoing continuous improvement processes in its factories, the Company’s major North American and European manufacturing facilities initiated Lean manufacturing practices to improve efficiency and customer service. The Company sources some products from third-party vendors, both domestically and internationally. The Company has 13 major manufacturing locations in the United States, Canada, France, Denmark, Germany, Switzerland, Poland, Portugal, Belgium, Sweden, China, England and The Netherlands.

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

A substantial portion of the Company’s products have been evaluated and are recognized by governmental and product evaluation agencies. Some of the entities that recognize the Company’s products include the ICC-ES, IAPMO-UES, the City of Los Angeles Research Reports (LARR’s), California Division of the State Architect Interpretation of Regulations (DSA IR’s), the State of Florida, Underwriters Laboratory (UL), Factory Mutual (FM) and state departments of transportation. In Europe, the Company’s structural products meet European Technical Agreement (ETA) regulations.

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

Acquisitions and Expansion into New Markets

Approximately 40% of our connector and truss plate sales are derived from selling wood engineered product solutions. In support of this effort, in 2017, we acquired CG Visions, Inc. (“CG Visions”), and in 2018 completed our purchase of the LotSpec software asset and entered into a strategic software partnership with Hyphen Solutions ("Hyphen").

The combination of these software applications, services and partnerships provide solutions to Builders and suppliers to efficiently manage and determine material takeoffs and estimates. Solutions typically utilize BIM technology to model a structure based on open platforms customized for the customer’s needs. We believe this direction aligns well with our strategy to continue strengthening our value proposition by being the industry's trusted partner in construction solutions and building systems software.

In January 2017, the Company acquired Gbo Fastening Systems AB ("Gbo Fastening Systems"), a Sweden limited company, for $10.2 million. Gbo Fastening Systems manufactures and sells a complete line of CE-marked structural fasteners as well as fastener dimensioning software for wood construction applications, currently sold mostly in northern and Eastern Europe, which are expected to complement the Company’s line of wood construction products in Europe.

As part of our current strategy, we will continue to develop new products and technology that allow us to expand our product offerings and enter into new markets. In the past, we have grown acquisitively and may, in the future, evaluate potential acquisitions and other transactions that align with our strategic objectives.

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

Employees and Labor Relations

As of December 31, 2019, the Company had 3,337 full-time employees, of whom 1,646 were hourly employees and 1,691 were salaried employees. The Company believes that its overall compensation and benefits for the most part meet or exceed industry averages and that its relations with its employees are good.

As of December 31, 2019, approximately 14% of the Company’s employees are represented by labor unions and are covered by collective bargaining agreements. We have two-facility locations with collective bargaining agreements covering tool and die craftsmen, maintenance workers, and sheet-metal workers. In Stockton, California, two union contracts will expire in June 2023 and September 2023, respectively. Also, we have two contracts in San Bernardino County, California that will expire in June 2022 and February 2021, respectively. Based on current information and subject to future events and circumstances, we believe that, even if new agreements are not reached before the existing labor union contracts expire, it is not expected to have a material adverse effect on the Company’s ability to provide products to customers or on the Company’s profitability. See “Item 1A — Risk Factors.”

Available Information

The Company's website address is www.simpsonmfg.com. We file or furnish annual, quarterly and current reports, proxy statements and other information with the Unites States Securities and Exchange Commission (the “SEC”). You may obtain a copy of any of these reports, free of charge, on the "Investor Relations" page our website, as soon as reasonably practicable after we file such material with, or furnish it to the SEC. Printed copies of any of these materials will also be provided free of charge on request.

The SEC maintains an Internet site that also contains these reports at www.sec.gov.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully review the following discussion of the risks that may affect our business, results of operations and financial condition, as well as our consolidated financial statements and notes thereto and the other information appearing in this report, for important information regarding risks that affect us. Current global economic events and conditions may amplify many of these risks. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing, may also become important factors that adversely affect our business.

General Business Risks

Business cycles and uncertainty regarding the housing market, economic conditions, political climate and other factors beyond our control could adversely affect demand for our products and services, our costs of doing business, and our business, financial condition and results of operations.

A significant portion of our total product sales is dependent on housing starts. Accordingly, our business, financial condition and results of operations depends significantly on the stability of the housing and residential construction and home improvement markets, which are affected by general economic and other factors that are beyond our control. These conditions include, but are not limited to, the following:

•	uncertainty about the housing and residential construction and home improvement markets;

•	changes in economic conditions or the political climate that adversely impact our customers’ confidence or financial condition;

•	unemployment and foreclosure rates;

•	inventory loss;

•	interest rate fluctuations;

•	raw material and energy costs;

•	labor and healthcare costs;

•	the availability of financing, or lack thereof, to builders, developers, and consumers;

•	the state of the credit markets, including mortgages and home equity loans;

•	weather; natural disasters; and

•	acts of terrorism.

These factors could adversely affect demand for our products and services, our costs of doing business, and our business, financial condition and results of operations. Further, many of our customers in the construction industry are small and medium-sized businesses that are more likely to be adversely affected by economic downturns than larger, more established businesses. Uncertainty about current global economic conditions may cause these consumers to postpone or refrain from spending or may cause them to switch to lower-cost alternative products, which could reduce demand for our products and materially and adversely affect our financial condition and operating results.

Additionally, declines in commercial and residential construction, such as housing starts and home improvement projects, which generally occur during economic downturns, have in the past significantly reduced, and in the future can be expected to reduce, the demand for our products and our stock price.

We may not be effective in achieving our stated strategic and operating objectives under our 2020 Plan.

We have been implementing a strategic plan, the 2020 Plan, centered on focusing on our organic growth, rationalizing our cost structure to improve profitability, improving our working capital management primarily through the reduction of inventory levels and other working capital items such as accounts payable and accounts receivable. While the strategy calls for increased emphasis on certain operational targets, such as growing our net sales, reducing our company-wide operating expenses as a percentage of net sales and decreasing our inventory levels, it moderates focus on other aspects of our operations that used to be part of our prior strategy, such as acquisitive growth (especially in the concrete space).

There can be no guarantee that the 2020 Plan will yield the results that we currently anticipate or results that will exceed those that might have been obtained under our prior strategy if we fail to successfully execute on one or more prongs of the 2020 Plan, even if we successfully implement one or more other prongs.

The successful execution of the 2020 Plan depends on, among other things, our ability to:

•Maintain our top-line growth and achieve a net sales compound annual growth rate of approximately 8%
from fiscal 2016 through the end of fiscal 2020 by gaining market share in certain products lines;
•Carry out effective cost reduction measures in Europe and our concrete product line and by fiscal 2020, reduce our company-wide operating expenses as a percent of net sales to be below or at 27%;

◦	Eliminate at least 25% to 30% of our product SKUs, implement Lean principles in our factories, and achieve an additional 30% reduction of our raw materials and finished goods inventory by fiscal 2020.

Although we have made progress on meeting 2020 Plan targets, we may not be able to achieve all of our goals of the 2020 Plan due to any number of reasons. We revised several objectives of the 2020 Plan in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. Going forward, we may choose to further refine our strategic and operating objectives, update our current strategic goals under the 2020 Plan, and pursue strategies outside the 2020 Plan that we believe represent great opportunities due to changes in our business, operations, financial conditions and other factors beyond our control.

Our sales are seasonal and we have little control over the timing of customer purchases. If we miss seasonal forecasts or customers purchase our products in different quarters than we or analysts expect, our stock price could materially decline.

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

We operate in a competitive industry, and if we fail to anticipate and react appropriately to competitors, technological changes, changing industry trends and other competitive forces, our sales and profit margins will decline.

In order to effectively compete, we must be able to meet changing market conditions and develop enhancements to our existing products or new products on a timely basis in order to maintain our competitive advantage. Our continued growth depends upon our ability to develop additional products, services and technologies that meet our customers’ expectation of our brand and quality. There can be no assurance that we will be successful in developing and marketing new products, product enhancements and additional technologies, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that our new products and product enhancements will adequately meet the requirements of the marketplace or will achieve market acceptance.

Further, one of the core elements of our strategy is to provide high quality products and a high level of customer services. Many of our competitors are dedicating increasing resources to competing with us, especially as our products and services become more affected by technological advances and software innovations. Some of our competitors have more experience producing software and other technology-driven solutions. As a result, we are dedicating increasing resources to research and development in new and changing technologies in order to stay competitive and provide high quality and innovative products and services. These increased expenditures could reduce our operating results.

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

Our future success depends upon our continued investment in research and development and our ability to continue to develop new products that allow us to expand our product offerings and enter into new markets. Expansion into new markets and the development of new products may involve considerable costs and may not generate sufficient revenue to be profitable or cover the costs of development. We might not be able to penetrate these product markets and any market penetration that occurs might not be timely or profitable. We may be unable to recoup part or all of the significant investments we make in attempting to develop new products and penetrate new markets.

Product, Services and Sales Risks

Product liability claims and litigation could affect our business, reputation, financial condition, results of operations and cash flows.

The products that we design and/or manufacture, and/or the services we provide, can lead to product liability claims or other legal claims being filed against us. To the extent that plaintiffs are successful in showing that a defect in a product’s design, manufacture or warnings led to personal injury or property damage, or that our provision of services resulted in similar injury or damage, we may be subject to claims for damages. Although we are insured for damages above a certain amount, we bear the costs and expenses associated with defending claims, including frivolous lawsuits, and are responsible for damages up to the insurance retention amount. In addition to claims concerning individual products, as a manufacturer, we can be subject to costs, potential negative publicity and lawsuits related to product recalls, which could adversely impact our results of operations and damage our reputation.

Design defects, labeling defects, product formula defects, inaccurate chemical mixes, product recalls and/or product liability claims could harm our business, reputation, financial condition and results of operations.

We have on occasion found flaws and deficiencies in the design, manufacturing, assembling, labeling, product formulations, chemical mixes or testing of our products. We also have on occasion found flaws and deficiencies in raw materials and finished goods produced by others and used with or incorporated into our products. Some flaws and deficiencies have not been apparent until after the products were installed or used by customers.

Many of our products are integral to the structural soundness or safety of the structures in which they are used. If any flaws or deficiencies exist in our products and if such flaws or deficiencies are not discovered and corrected before our products are incorporated into structures, the structures could be unsafe or could suffer severe damage, such as collapse or fire, and personal injury or death could result. Errors in the installation of our products, even if the products are free of flaws and deficiencies, could also cause personal injury or death and unsafe structural conditions. To the extent that such damage or injury is not covered by our product liability insurance and we are held to be liable, we could be required to correct such damage and to compensate persons who might have suffered injury or death, and our business, reputation, financial condition, results of operations and cash flows could be materially and adversely affected.

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

As a result of the nature of many of our products and their use in construction projects, claims (including product warranty claims and claims resulting from a natural disaster) may be made against us with regard to damage or destruction of structures incorporating our products whether or not our products failed. Any such claims, if asserted, could require us to expend material time and efforts defending the claim and may materially and adversely affect our business, reputation, financial condition, results of operations and cash flows. Costs associated with resolving such claims (such as repair or replacement of the affected parts) could be material and may exceed any amounts reserved in our consolidated financial statements.

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

Some of our technology offerings provide planning and design functions to customers, and we are involved both in product sales and engineering services. Any software errors or deficiencies or failures in our engineering services could have material adverse effects on our business, reputation, financial condition, results of operations and cash flows

Our planning/design software applications facilitate the creation by customers of complex construction and building designs. Our software is extremely complex and is continually being modified and improved. As a result, it may contain defects or errors and new versions may introduce new defects and errors. While we have attempted to limit our potential liability for the failure of any planning/designs created with the use of our software applications, as a result of defects in our software, the structures could be unsafe or could suffer severe damage, such as collapse or fire, and personal injury or death could result. Errors in construction not related to the plans/designs created with the use of our software applications could also cause personal injury or death and unsafe structural conditions, even if our software functioned properly. To the extent that a structure designed by our software suffers any failure or deficiency, we could be required to correct deficiencies and may become involved in litigation, even if our software was not the cause of such deficiency. Further, if any damage or injury is not covered by our insurance and we are held to be liable, we could be required to correct such damage and to compensate persons who might have suffered injury, and our business, reputation, financial condition, results of operations and cash flows could be materially and adversely affected.

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

We are also involved in providing engineering solutions to our clients. The risks associated with providing these services are materially different than the risks we historically faced when we only manufactured products. If our engineers prepare, approve or seal drawings that contain defects or otherwise are involved in any design or construction that contains flaws, regardless of whether our engineers caused such flaws, we may be held liable for professional negligence or other damages, which could involve material claims. Although we are insured for damages above a certain amount, we bear the costs and expenses associated with defending claims, including frivolous lawsuits, and are responsible for damages up to the insurance retention amount. In addition to claims concerning individual engineering solutions, as a service provider, we can be subject to costs, potential negative publicity and lawsuits related to construction design or engineering defects, which could adversely impact our results of operations and damage our reputation.

We have a few large customers, the loss of any one of which could negatively affect our sales and profits.

Our largest customers accounted for a significant portion of net sales for the years ended December 31, 2019, 2018, and 2017. Any reduction in, or termination of, our sales to these customers would at least temporarily, and possibly on a longer term basis, cause a material reduction in our net sales, income from operations and net income. Such a reduction in or elimination of our sales to any of our largest customers would increase our relative dependence on our remaining large customers.

In addition, our distributor customers and builders have increasingly consolidated over time, which has increased the material adverse effect of losing any one of them and may increase their bargaining power in negotiations with us. These trends could negatively affect our sales and profitability.

Increases in prices of raw materials and energy could negatively affect our sales and profits.

Steel is the principal raw material used in the manufacture of our products. Import tariffs and/or other mandates imposed by the current presidential administration could potentially lead to a trade war with other foreign governments, and could significantly increase the prices on raw materials that are critical to our business, such as steel. In addition, even in the absence of the current tariffs the price of steel has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which we have no control. The cost of producing our products is also sensitive to the price of energy. The selling prices of our products have not always increased in response to raw material, energy or other cost increases, and we are unable to determine to what extent, if any, we will be able to pass future cost increases through our customers. Our inability to pass increased costs through to our customers could materially and adversely affect our financial condition or results of operations.

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

If the required supply of transportation services is unavailable when needed, our manufacturing processes may be interrupted if we are not able to receive raw materials or we may be unable to sell our products at full value, or at all. This could harm our reputation, negatively impact our customer relationships and have a material adverse effect on our financial condition and results of operations. In addition, a material increase in transportation rates or fuel surcharges could have a material adverse effect on our profitability.

Technological and Intellectual Property Risks

Our recent efforts to increase our technology offerings and integrate new software and application offerings may prove unsuccessful and may affect our future prospects.

Our industry has experienced increased complexity in some home design and builders are more aggressively trying to reduce their costs. One of our responses has been to develop and market sophisticated software and applications to facilitate the specification and marketing of our product systems. We have continued to commit substantial resources to our software development endeavors in recent years and expect that trend to continue in 2020.

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

Our ability to compete effectively with other companies depends in part on our ability to maintain the proprietary nature of our technology, in part through patents, copyrights, trade secrets and other intellectual property protections. We might not be able to protect or rely on our patents and copyrights. Patents might not issue pursuant to pending patent applications. Our software copyright and other protections might not be adequate to protect our software and application code. Others might independently develop the same or similar technology, develop around the patented aspects of any of our products or proposed products, or otherwise obtain access to or circumvent our proprietary technology. We also rely on unpatented proprietary technology to maintain our competitive position. We might not be able to protect our trade secrets, our know-how or other proprietary information. If we are unable to maintain the proprietary nature of our intellectual property, our sales and profits are likely to be materially reduced.

In attempting to protect our intellectual property, we sometimes initiate lawsuits against competitors and others that we believe have infringed or are infringing our intellectual property rights. In such an event, the defendant may assert counterclaims to complicate or delay the litigation or for other reasons. Litigation may be very costly and may result in adverse judgments that affect our sales and profits materially and adversely.

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

We are subject to cyber security risks and may incur increasing costs in efforts to minimize those risks and to comply with regulatory standards.

We employ information technology systems and operate websites which allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees and others. We make significant efforts to secure our computer network to mitigate the risk of possible cyber-attacks, including, but not limited to, data breaches, and are continuously working to upgrade our existing information technology systems to ensure that we are protected, to the greatest extent possible, against cyber risks and security breaches. Despite these efforts security of our computer networks could be compromised which could impact operations and confidential information could be misappropriated, which could lead to negative publicity, loss of sales and profits or cause us to incur significant costs to reimburse third- parties for damages, which could adversely impact profits.

Additionally, we must comply with increasingly complex and rigorous regulatory standards enacted to protect businesses and personal data, including the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act. GDPR is a comprehensive European Union privacy and data protection reform, effective in 2018, which applies to companies that are organized in the European Union or otherwise provide services to consumers who reside in the European Union, and imposes strict standards regarding the sharing, storage, use, disclosure and protection of end user data and significant penalties (monetary and otherwise) for non-compliance. The California Consumer Privacy Act creates new data privacy rights, effective in 2020. Any failure to comply with GDPR, the California Consumer Privacy Act, or other regulatory standards, could subject the Company to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, damage to our reputation and credibility, and could have a material adverse effect on our business and results of operations.

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

Despite the security and maintenance measures we have in place, our facilities and systems, and those of the retailers, dealers, licensees and other third-parties with which we do business, we remain vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, malware, data corruption, delays, disruptions, programming and/or human errors or other similar events, such as those accomplished through fraud, trickery or other forms of deceiving our employees, contractors or other agents or representatives and those due to system updates, natural disasters, malicious attacks, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins or similar events. Such incidents have occurred, continue to occur, and may occur in the future.

Security breaches of our infrastructure could create system disruptions, shutdowns or unauthorized disclosures of confidential information. Despite the security measures we have in place, our facilities and systems, and those of the retailers, dealers, licensees and other third parties with which we do business, we may be vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Such incidents may involve misappropriation, loss or other unauthorized disclosure of confidential data, materials or information, including those concerning our customers, employees or suppliers, whether by us or by the retailers, dealers, licensees and other third-party distributors with which we do business, disrupt our operations, result in losses, damage our reputation, and expose us to the risks of litigation and liability (including regulatory liability); and may have a material adverse effect on our business, results of operations and financial condition.

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

Despite our security measures, our systems could be vulnerable to disruption, and any such disruption could negatively affect our business, reputation, financial condition, results of operations and cash flows.

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

Our manufacturing operations involve the use of solvents, chemicals, oils and other materials that are regarded as hazardous or toxic. We also use complex and heavy machinery and equipment that can pose severe safety hazards, especially if not properly and carefully used. Some of our products also incorporate materials that are hazardous or toxic in some forms, such as:

•zinc and lead used in some steel galvanizing processes;
•chemicals used in our acrylic and epoxy anchoring products, and our concrete repair, strengthening and protecting products; and
•gun powder used in our powder-actuated tools, which is explosive.

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

Although it is not as important to our strategy as it has been in the past, we may consider and evaluate acquisitions and we compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. As a result, we may not be able to identify suitable acquisition candidates or strategic opportunities. Any acquisitions we undertake involve numerous risks, including, for example:
•inadequate access to information and/or due diligence of acquired businesses;
•diversion of management’s attention from other business concerns;
•overvaluation of acquired businesses;
•difficulties integrating the operations and products of acquired businesses, including expensive and time consuming integration costs such as employee redeployment, relocation or severance, combining teams and processes in various functional areas, reorganization or closures of facilities, and relocation or disposition of excess equipment;
•inaccurate accounting or public reporting arising from integration of the financial statements and disclosures of acquired businesses;
•undisclosed existing or potential liabilities of acquired businesses;
•slow acceptance or rejection of acquired businesses’ products by our customers;
•risks of entering markets in which we have little or no prior experience;
•litigation involving activities, properties or products of acquired businesses;
•increased cost of regulatory compliance and enforcement;
•consumer and other claims related to products of acquired businesses; and
•the potential loss of key employees of acquired businesses.

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

International Operations Risks

International operations and our financial results in those markets may be affected by legal, regulatory, political, currency exchange and other economic risks.

During 2019, revenue from sales outside of the United States was $214.8 million, representing approximately 19% of consolidated sales. In addition, a significant amount of our manufacturing and production operations are located outside the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, political unrest and corruption, local acceptance of our products, fluctuations in foreign exchange rates, currency controls, and cash repatriation restrictions. Regulatory changes could occur in the countries in which we sell, produce or source our products or significantly increase the cost of operating in or obtaining materials originating from certain countries. Restrictions imposed by such changes can have a particular impact on our business when, after we have moved our operations to a particular location, new unfavorable regulations are enacted in that area or favorable regulations currently in effect are changed.

Countries in which our products are manufactured or sold may from time to time impose additional new regulations, or modify existing regulations, including:

•	changes in duties, taxes, tariffs and other charges on imports;

•	requirements as to where products and/or inputs are manufactured or sourced;

•	creation of export licensing requirements, imposition of restrictions on export quantities or specifications of minimum export pricing/and or export prices or duties;

•	limitations on foreign owned business; or

•	government actions to cancel contracts, re-denominate the official currency, renounce or default on obligations, renegotiate terms unilaterally or expropriate assets.

In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption and other economic or political uncertainties could interrupt and negatively affect our business operations. All of these factors could result in increased costs or decreased revenues and could materially and adversely affect our product sales, financial condition and results of operations. Additionally, international construction standards, techniques and methods differ from those in the United States and as a result, we may need to redesign our products, or invent or design new products, to compete effectively and profitably in international markets. Inflation in emerging markets may also make our products more expensive there and increases the market and credit risks that we are exposed to.

We are also subject to the U.S. Foreign Corrupt Practices Act, in addition to the anti-corruption laws of the foreign countries in which we operate. Although we implement policies and procedures designed to promote compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation could result in sanctions or other penalties and have an adverse effect on our business, reputation and operating results.

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

We maintain manufacturing capability in various parts of the world, including Jiangsu, China, in part to allow us to serve our customers with prompt delivery of needed products. In recent years, we have significantly expanded our manufacturing capabilities in China. Substantially all of our manufacturing output in China was and is currently intended for export to other parts of the world. If a widespread outbreak of an illness or other health issues, such as the Wuhan Coronavirus outbreak occurred in the area where our

Jiangsu, China manufacturing facility is located, it could substantially interfere with our general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our financial condition, results of operations, business or prospects. If this outbreak causes us to curtail our operations, we may need to seek alternative sources of supply for products for our customers, which may increase the costs to manufacture and deliver our products.

Customer service is a significant component in our efforts to compete with larger companies that have greater resources than we have. Because of the great distances between our manufacturing facilities in China and the markets to which our products will be shipped, any factors that adversely impact our ability to timely deliver products to our customers, including but not limited to government-imposed work restrictions and restrictions on travel, may delay delivery to our customers, which will put us at a competitive disadvantage. Our attempts to provide prompt delivery may necessitate that in China, we produce and keep on hand substantially more inventory of finished products than would otherwise be needed. Inventory fluctuations can materially and adversely affect our margins, cash flow and profits. Any tariffs, duties, taxes, penalties imposed by the United States on imports from China would negatively affect our inventory management and profits.

If significant tariffs or other restrictions are placed on our imports or any related counter-measures are taken by other countries, our costs of doing business, revenue and results of operations may be negatively impacted.

If significant tariffs or other restrictions are placed on Chinese or other imports or any related counter-measures are taken by China or other countries, our costs of doing business, revenue and results of operations may be materially harmed. If duties are imposed on our imports, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China, resulting in significant costs and disruption to our operations as we would need to pursue the time-consuming processes of recreating a new supply chain, identifying substitute components and establishing new manufacturing locations. .

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

Pursuant to the Company’s current corporate governance documents, our stockholders cannot call special meetings and cannot take action by written consent. In addition, a change in the composition of our Board of Directors that is not approved by the existing Board of Directors could trigger a default under our existing credit facilities.

These provisions may discourage, delay or make difficult a merger or acquisition of the Company, including a transaction that may offer a premium price for our common stock.

Employee Risks

We depend on executives and other key employees, the loss of whom could harm our business.

We depend, in part, on the efforts and skills of our executives and other key employees, including members of our sales force. Our executives and key employees are experienced and highly qualified. The loss of any of our executive officers or other key employees could harm the business and the Company’s ability to timely achieve its strategic initiatives. Our success also depends on our ability to identify, attract, hire and retain our key personnel. We face strong competition for such personnel and may not be able to attract or retain such personnel. In addition, when we experience periods with little or no profits, a decrease in compensation based on our profits may make it difficult to attract and retain highly qualified personnel. We may not be able to attract and retained key personnel or may incur significant costs in order to do so.

Our work force could become increasingly unionized in the future and our unionized or union-free work force could strike, which could adversely affect the stability of our production and reduce our profitability.

A significant number of our employees are represented by labor unions and covered by collective bargaining agreements that will expire between 2021 and 2023. Generally, collective bargaining agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike similar to the strike which was initiated at our Stockton, California facility in the third quarter of 2019. Although we believe that our relations with our employees are generally good, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if the workers covered by one or more of the collective bargaining agreements engage in a strike, lockout, or other work stoppage, we could have a material adverse effect on production at one or more of our facilities, incur higher labor costs, and, depending upon the length of such dispute or work stoppage, on our business, results of operations, financial position and liquidity.

Other Risks

Natural disasters could decrease our manufacturing capacity.

Some of our current manufacturing facilities are located in geographic regions that have experienced major natural disasters, such as earthquakes, floods and hurricanes. Our disaster recovery plan may not be adequate or effective. We do not carry earthquake insurance. Other insurance that we carry is limited in the risks covered and the amount of coverage. Our insurance would not be adequate to cover all of our resulting costs, business interruption and lost profits when a major natural disaster occurs. A natural disaster rendering one or more of our manufacturing facilities totally or partially inoperable, whether or not covered by insurance, would materially and adversely affect our business and financial condition.

Climate change could materially and adversely affect our business.

We cannot predict the effects that climate change may have on our business. They might, for example:

•depress or reverse economic development,
•reduce the demand for construction,
•increasing the cost and reducing the availability of wood products used in construction,
•increase the cost and reduce the availability of raw materials and energy,
•increase the cost and reduce the availability of insurance covering damage from natural disasters, and
•lead to new laws and regulations that increase our expenses and reduce our sales.

Any of these consequences, and other consequences of climate change that we do not foresee, could materially and adversely affect our sales, profits and financial condition.

Significant judgment and certain estimates are required in determining our worldwide provision for income taxes. Future tax law changes may materially increase the Company’s prospective income tax expense.

We are subject to income taxation in the U.S. as well as numerous foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision and, there are many transactions and calculations where the ultimate tax determination is uncertain.

Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) was signed into law. The impact of the Tax Reform Act and any future Treasury rules, regulations or guidance thereunder on our business and our stockholders is uncertain and could be adverse and cause our future results of operations and financial condition to differ materially from our expectations, estimates and assumptions disclosed in this Annual Report on Form 10-K.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters and principal executive offices in Pleasanton, California, and our principal United States manufacturing facilities in Stockton and San Bernardino County, California, McKinney, Texas, West Chicago, Illinois, Columbus, Ohio, and Gallatin, Tennessee are located in owned premises. The principal manufacturing facilities located outside the United States, the majority of which we own, are in France, Denmark, Germany, Poland, Switzerland, Sweden, Portugal and China. We also own and lease smaller manufacturing facilities, warehouses, research and development facilities and sales offices in the United States, Canada, the United Kingdom, Europe, Asia, Australia, New Zealand, and Chile. As of February 25, 2020, the Company’s owned and leased facilities were as follows:

	Number
	Of	Approximate Square Footage
	Properties	Owned	Leased	Total
		(in thousands of square feet)
North America	28	2,287	683	2,970
Europe	18	533	342	875
Asia/Pacific	10	175	41	216
Administrative and all other	1	89	—	89
Total	57	3,084	1,066	4,150

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

In November 2019, we sold our real estate in Maple Ridge, British Columbia, Canada and received $9.4 million, after closing costs. This property is classified under the “North America” segment. In November 2018, we sold our real estate in Vacaville, California and received net proceeds of $17.5 million, after closing costs and sales price adjustments. These properties are classified under the “Administrative & All other” segment.

Item 3. Legal Proceedings.

From time to time, the Company is involved in various legal proceedings and other matters arising in the normal course of business. Refer to Note 14, “Commitments and Contingencies,” to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K for a discussion of recent developments related to certain of the legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

The Company’s common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “SSD.”

As of February 18, 2020, there were 24,154 holders of record of the Company’s common stock although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividends

During 2019 the Company paid a total of $40.3 million in cash dividends. In January 2020, we declared a quarterly cash dividend of $0.23 per share of common stock to be paid on April 23, 2020 to stockholders of record as of April 2, 2020. Future dividends, if any, will be determined by the Company’s Board of Directors, based on the Company’s future earnings, cash flows, financial condition and other factors deemed relevant by the Board of Directors. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Stock Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock from December 31, 2014, through December 31, 2019, with the cumulative total return on the S&P 500 Index (a broad equity market index), the Dow Jones U.S. Building Materials & Fixtures Index (a published industry or line-of-business index) and a Peer Group Index over the same period (assuming the investment of $100 in the Company’s common stock and in each of the indices on December 31, 2014, and reinvestment of all dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year). To provide an additional comparison to our performance, we included an index consisting of companies in the building products or construction materials industries that are most comparable to us in terms of size and nature of operations, which group has also been referenced by us in connection with setting our executive compensation. The Peer Group Index below consisted of AAON, Inc., PGT Innovations, Inc., Continental Building Products, Inc., Trex Company, Inc., Insteel Industries, Inc., Quanex Building Products Corp., American Woodmark Corp, Patrick Industries, Inc., Apogee Enterprises, Inc., U.S. Concrete, Inc., Gibraltar Industries, Inc., Eagle Materials Corp., Summit Material, LLC., Advanced Drainage System, Armstrong World Industries, Inc., Masonite International Corp., Advanced Drainage System, and Armstrong World Industries, Inc. We added a Peer Group Index to the stock performance graph below to ensure that it continues to reflect an appropriate comparison to our business operations.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Simpson Manufacturing Co., Inc., the S&P 500 Index,
the Dow Jones US Building Materials & Fixtures Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/14
12/15
12/16
12/17
12/18
12/19
Simpson Manufacturing Co., Inc.
S&P 500
Dow Jones US Building Materials & Fixtures
Peer Group

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below presents the monthly repurchases of shares of our common stock in the fourth quarter of the fiscal year ended December 31, 2019.

	(a)	(b)		(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2019	—	$—	—	—	$48.6 million
November 1 - November 30, 2019	—	$—		—	$48.6 million
December 1 - December 31, 2019	117,988	$79.49		117,988	$39.2 million
Total	117,988
(1)Pursuant to the $100.0 million repurchase authorization that was publicly announced on February 4, 2019, and expired on December 31,
2019.See “Note 3 — Net Income per Share” to the Company’s Consolidated Financial Statements.

On December 9, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock. The authorization is in effect from January 1, 2020 through December 31, 2020.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and the related Notes thereto appearing in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, including any discussion of presentation changes, accounting changes, business combinations or dispositions of business operations therein to fully understand factors that may affect the comparability of the information. Historical performance is not necessarily indicative of future results.

The consolidated statements of operations data for each of the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheets data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements of this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheets data as of December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements, except as otherwise noted, that are not included in this Annual Report on Form 10-K. The information presented below is our historical data and not necessarily indicative of our future financial condition or results of operations. The financial data below includes the results of operations of acquired companies following their acquisition. The consolidated statements of operations data for the year ended December 31, 2015 include reclassification adjustments to gross profit, operating expenses and operating income, that had no affect on net income for the years therein. For a summary of acquisitions that took place during the fiscal years ended December 31, 2019, 2018 and 2017, see “Note 10 — Acquisitions and Dispositions” to the Company’s Consolidated Financial Statements.

	Years Ended December 31,
(in thousands, except per-share data)	2019	2018	2017	2016	2015
Statement of Operations Data:
Net sales	$1,136,539	$1,078,809	$977,025	$860,661	$794,059
Gross profit	492,130	480,287	443,381	409,880	356,406
Gross profit margin	43.3%	44.5%	45.4%	47.6%	44.9%
Total operating expenses	316,900	311,555	305,268	268,990	247,474
Percentage of sales	27.9%	28.9%	31.2%	31.3%	31.2%
Income from operations	181,254	172,625	138,273	141,670	109,320
Percentage of sales	15.9%	16.0%	14.2%	16.5%	13.8%
Net income	$133,982	$126,633	$92,617	$89,734	$67,888
Percentage of sales	11.8%	11.7%	9.5%	10.4%	8.5%
Earnings per share of common stock:
Basic	$3.00	$2.74	$1.95	$1.87	$1.39
Diluted	$2.98	$2.72	$1.94	$1.86	$1.38
Cash dividends declared per share of common stock	$0.91	$0.87	$0.81	$0.70	$0.62

(in thousands)	2019	2018	2017	2016	2015
Balance Sheet Data:
Working capital	$482,000	$447,949	$447,450	$476,451	$494,308
Property, plant and equipment, net	249,012	254,597	273,020	232,810	213,716
Goodwill	131,879	130,250	137,140	124,479	123,950
Total assets	1,095,366	1,021,663	1,037,523	979,974	961,309
Line of credit and long-term liabilities, including current portion	46,329	16,443	17,310	5,336	16,521
Total liabilities	203,409	166,149	152,745	114,132	111,485
Total stockholders’ equity	891,957	855,514	884,778	865,842	849,824

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Note About Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

Overview

We design, engineer and are a leading manufacturer of high quality wood and concrete building construction products designed to make structures safer and more secure that perform at high levels and are easy to use and cost-effective for customers. We operate in three business segments determined by geographic region: North America, Europe and Asia/Pacific.

Our primary business strategy is to grow through:

•	increasing our market share and profitability in Europe;

•	increasing our market share in the concrete space; and

•	continuing to develop our software to support our core wood products offering while leveraging our strengths in engineering, sales and distribution, and our strong brand name.

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

•
Second, rationalizing our cost structure to improve company-wide profitability by reducing total operating expenses as a percentage of net sales from 31.8% in fiscal 2016 to a range of 26.0% to 27.0% by the end of fiscal 2020. We expect to achieve this initiative, aside from top-line growth, through cost reduction measures in Europe and our concrete product line, zero-based budgeting for certain expense categories, a SKU reduction program to right-size our product offering and a commitment to remaining headcount neutral (except in the production and sales departments to meet demands from sales growth). These reductions were to be offset by the Company’s ongoing investment in its software initiatives as well as the expenses associated with our ongoing SAP implementation, which includes increasing headcount when necessary.

•
Third, improving our working capital management and overall balance sheet discipline primarily through the reduction of inventory levels in connection with the implementation of Lean principles in many of our factories. This included improving our inventory turn rate from two-times a year for fiscal 2016 to four-times by the end of 2020. With these efforts, we believed we could achieve an additional 25% to 30% reduction of our raw materials and finished goods inventory through 2020 without adversely impacting day-to-day production and shipping procedures.

Since 2016, organic net sales has grown at a compound annual growth rate of 9.7%. Based on current trends and conditions, we expect to achieve our 8% net sales goal stated in our 2020 Plan.

We are continuing to work towards reducing our operating expenses to a range of 26% to 27% of net sales by the end of 2020. Operating expenses as a percentage of net sales were 27.9%, 28.9% and 31.3% for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively. In dollars, operating expenses increased $5.3 million or 1.7% from the year ended December 31, 2018 to the year ended December 31, 2019 (mostly due to increased personnel costs) and increased $6.3 million or 2.1% from the year ended December 31, 2017 to the year ended December 31, 2018 (mostly due to increased consulting fees and legal fees, sales commissions and SAP implementation costs). In late 2017 and throughout 2018, we engaged a leading management consultant to perform an independent in-depth analysis of our operations, which contributed towards a reduction of expenses in 2018 and could result in initiatives that reduce expenses beyond the 2020 Plan as well as improvements to net working capital. We incurred additional success-based consulting expenses in 2018 and 2019 due to these initiatives. These fees concluded as of the end of September 30, 2019. We expect these related consulting fees incurred in 2018 and 2019 will have a one-year or less pay back.

When we initiated our 2020 Plan in October 2017, it did not factor in macro events out of our control such as a volatile steel market as well as steel tariffs and other trade events. Given increases in raw material cost and resulting degradation on our gross profit margins from 48% in 2016, we revised our 2020 target for improving our operating income margin to a range of 16% to 17% by the end of 2020. This is revised down from our initial 2020 target range of 21% to 22%, and in-line to slightly up compared to our operating margin of 16.4% in 2016. While these macro events have caused us to revise this goal, it’s important to note that rationalizing our cost structure has helped mitigate further downward pressure on our operating margins. We also revised operating margins for Europe from a target of 10% by the end of 2020, which includes approximately 2% of net sales in costs associated with the SAP implementation, to a range of 6% to 7%, including the same 2% of SAP implementation costs. Higher material costs have also contributed to this revision yet it still reflects a 700-800 basis point improvement from 2016 and substantial progress towards this target.

Since 2016, we have reduced our inventory in North America, which is the bulk of our total inventory, by nearly 8% in pounds on hand, including an approximate 17% reduction in finished goods, while total dollars on hand increased by over 5%.

We accomplished this reduction in inventory in pounds on hand even as three particular factors have transpired since October of 2017 when we released the 2020 Plan that have required us to build more inventory than expected:

•
we pro-actively increased our anchor inventory in anticipation of potential tariffs on our mechanical anchor finished goods from China, as well as in anticipation of additional demand related to The Home Depot, Inc. (“Home Depot”) rollout;

•	we bought an additional allotment of steel in order to mitigate the potential impact of availability; and

•	we have inventory levels to ensure we can meet our customer needs as we continue our SAP roll-out.

Since 2016, our weighted average cost per pound of total inventory on hand and raw materials on hand in North America, which we cannot control, increased. As a result, there has not been a marked improvement in our inventory turns based on dollars and we no longer believe we can achieve a targeted inventory turn rate of four-times per year by the end of 2020. We continue to strive to effectively manage our inventory as a way of improving our use of working capital.

Through execution on the 2020 Plan, we target to achieve a return on invested capital (1) by the end of fiscal 2020 within the range of 17% to 18% from 10.5% in 2016. Given the pressure on gross margins, we updated our expectation for return on invested capital to be in a range of 15% to 16% by 2020. The Company’s return on invested capital was 15.3% for the last four quarters ended December 31, 2019. Meeting the targeted return on invested capital is dependent on the Company’s ability to return capital to our stockholders, usually in the form of cash dividends or share repurchases of the Company’s common stock, which may or may not occur at the same levels as prior years. Nonetheless, we remain committed to returning 50% of our cash flows from operations through the end of fiscal 2020.

We believe our ability to achieve industry-leading gross profit margins and operating income margins is due to the high level of value-added services that we provide to our customers. Aside from our strong brand recognition and trusted reputation, the Company is unique due to our extensive product testing capabilities and our state-of-the-art test lab; strong customer support and education for engineers, builders and contractors; a deep 40-plus year relationships with engineers that get our products specified on the blueprint and pulled through to the job site; product availability with delivery, typically, in 24 hours to 48 hours; and an active involvement with code officials to improve building codes and construction practices. Based on current information, we expect the competitive environment to be relatively stable with U.S. single-family housing starts to grow in the low single digits for 2020 compared to 2019. For the purposes of re-defining our 2020 Plan objectives, during years 2017 to 2020 we assume U.S. single-family housing starts growing, as a percentage, in the low-single digits on average.

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

Factors Affecting Our Results of Operations

Unlike lumber or other products that have a more direct correlation to housing starts, our products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. Our products are generally used in a sequential process that follows the construction process. Residential, light industrial and commercial construction begins with the foundation, followed by the wall and the roof systems, and then the installation of our products, which flow into a project or a house according to these schedules.

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

ERP Integration

In July 2016, our Board of Directors (the “Board”) approved a plan to replace our current in-house enterprise resource planning (“ERP”) and externally sourced accounting platforms with a fully integrated ERP platform from SAP America, Inc. (“SAP”) in multiple phases by location at all facilities plus our headquarters, with a focus on configuring, instead of customizing, the standard SAP modules.

We went live with our first wave of the SAP implementation project in February of 2018, and we implemented SAP at two additional locations in 2019. We are tracking toward rolling out SAP technology in our remaining U.S. branches by mid-2020, and company-wide completion of the SAP roll-out is currently targeted for the end of 2021. While we believe the SAP implementation will be beneficial to the Company over time, annual operating expenses have and are expected to continue to increase through 2024 as a result of the SAP implementation, primarily due to increases in training costs and the depreciation of previously capitalized costs. As of December 31, 2019, we have capitalized $19.3 million and expensed $25.8 million of the costs, including depreciation of capitalized costs associated with the SAP implementation.

Business Segment Information

Historically our North America segment has generated more revenues from wood construction products compared to concrete construction products. During 2019, economic conditions and wet weather resulted in lower than projected single-family housing starts in the first half of the year, which decreased wood construction product sales volumes over the same time period. Wood construction product sales volume increased slightly compared to the year ended December 31, 2018, partly due to increased housing starts in the second half of 2019. Concrete construction product sales volume increased compared to 2018, which was primarily due to increased sales volumes. Our wood construction product net sales increased 5% for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to both increased sales volumes and higher average sales prices. Our concrete construction product net sales increased 18% for the year ended December 31, 2019 compared to the year ended December 31, 2018 also mostly due to increased sales volumes and higher average prices.

Our Europe segment also generates more revenues from wood construction products than concrete construction products. In local currency, Europe net sales increased primarily due to increases in average product prices. In United States dollars, wood construction product sales decreased 3.3% for the year ended December 31, 2019 compared to the year ended December 31, 2018. Concrete construction product sales are mostly project based, and net sales increased nearly 1.0% for the year ended 2019 compared to the year ended 2018. Europe net sales were negatively affected by foreign currency translations resulting from Europe currencies weakening against the United States dollar. Operating expenses decreased $4.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, which was partly due the negative affect by foreign currency translations. See “Europe” below.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

(1)When referred to above, the Company’s return on invested capital (“ROIC”) for a fiscal year is calculated based on (i) the net income of that year as presented in the Company’s consolidated statements of operations prepared pursuant to generally accepted accounting principles in the U.S. (“GAAP”), as divided by (ii) the average of the sum of total stockholders’ equity and total long-term interest bearing liabilities, (which for the Company are long-term capital lease obligations), at the beginning of and at the end of such year, as presented in the Company’s consolidated balance sheets prepared pursuant to GAAP for that applicable year. As such, the Company’s ROIC, a ratio or statistical measure, is calculated using exclusively financial measures presented in accordance with GAAP.
Business Outlook

Based on current information and subject to future events and circumstances the Company estimates that its full year 2020:

•	Gross margin will be between approximately 43.5% and 44.5%.

•	Effective tax rate will be approximately 25.0% and 26.0%, including both federal and state income tax rates.

Results of Operations

The following table sets forth, for the years indicated, the Company’s operating results as a percentage of net sales for the years ended December 31, 2019, 2018 and 2017, respectively:

	Years Ended December 31,
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.7%	55.5%	54.6%
Gross profit	43.3%	44.5%	45.4%
Research and development and other engineering	4.1%	4.0%	4.9%
Selling expense	9.9%	10.2%	11.8%
General and administrative expense	13.9%	14.7%	14.6%
Total operating expense	27.9%	28.9%	31.3%
Net gain on disposal of assets	(0.5)%	(1.0)%	—%
Impairment of goodwill	—%	0.6%	—%
Income from operations	15.9%	16.0%	14.1%
Loss in equity investment, before tax	(0.2)%	—%	—%
Foreign exchange gain (loss)	(0.1)%	—%	0.1%
Interest expense, net	(0.2)%	(0.1)%	(0.1)%
Gain on bargain purchase of a business	—%	—%	0.6%
Income before taxes	15.7%	15.9%	14.8%
Provision for income taxes	3.9%	4.2%	5.3%
Net income	11.8%	11.7%	9.5%

Comparison of the Years Ended December 31, 2019 and 2018

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the year ended December 31, 2019, against the results of operations for the year ended December 31, 2018. Unless otherwise stated, the results announced below, when referencing “both years,” refer to the year ended December 31, 2018 and the year ended December 31, 2019.

The Company changed its presentation of its consolidated statement of operations to display non–operating activities, including foreign exchange gain (loss), and certain other income or expenses as a separate item below income from operations. Foreign exchange gain (loss), and other income or expenses were previously included in general and administrative expenses, and in income from operations, respectively. Income before tax and net income for the year ended December 31, 2018 presented below were not affected by the change in presentation.

The following table shows the change in the Company’s operations from 2018 to 2019, and the increases or decreases for each category by segment:

		Increase (Decrease) in Operating Segment
		North America		Asia/ Pacific	Admin & All Other
(in thousands)	2018		Europe			2019
Net sales	$1,078,809	$62,262	$(3,883)	$(649)	$—	$1,136,539
Cost of sales	598,522	48,344	(1,638)	(1,256)	437	644,409
Gross profit	480,287	13,918	(2,245)	607	(437)	492,130
Operating expenses:
Research and development and other engineering expense	43,056	4,546	(191)	(340)	(13)	47,058
Selling expense	109,931	4,006	(1,044)	(391)	66	112,568
General and administrative expense	158,568	1,624	(3,995)	52	1,025	157,274
Operating expenses	311,555	10,176	(5,230)	(679)	1,078	316,900
Net gain (loss) on disposal of assets	(10,579)	(4,448)	198	(12)	8,817	(6,024)
Impairment of goodwill	6,686	—	(6,686)	—	—	—
Income from operations	172,625	8,190	9,473	1,298	(10,332)	181,254
Interest expense, net and other	(634)	(1,451)	(123)	169	302	(1,737)
Foreign exchange gain	137	(1,576)	844	(1,041)	476	(1,160)
Income before income taxes	172,128	5,163	10,194	426	(9,554)	178,357
Provision for income taxes	45,495	814	(1,013)	463	(1,384)	44,375
Net income	$126,633	$4,349	$11,207	$(37)	$(8,170)	$133,982

Net Sales increased 5.4% to $1,136.5 million from $1,078.8 million. Net sales to home centers, dealer distributors, lumber dealers and contractor distributors increased average net sales unit prices. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 84% of the Company’s total net sales in both years. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 16% of the Company’s total net sales in both years.

Gross profit increased to $492.1 million from $480.3 million. Gross profit margins decreased to 43.3% from 44.5%, which was lower than our expected gross profit margins of 43.5% to 44.0%. This was due to a shortfall in expected net sales and increased warehousing costs during the quarter ended December 31, 2019. The gross profit margins, including some intersegment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, decreased to 42.9% from 45.2% for wood construction products and increased to 42.2% from 37.2% for concrete construction products.

Research and development and other engineering expense increased 9.3% to $47.1 million from $43.1 million, primarily due to increases of $5.1 million in personnel costs, which was mostly due to reclassifying certain employees from general and administrative to research and development and engineering. This was partly offset by decreases of $0.6 million in supply expense,$0.5 million in cash profit sharing expense and $0.3 million in stock-based compensation.

Selling expense increased 2.4% to $112.6 million from $109.9 million, primarily due to increases of $4.9 million in personnel costs, $0.5 million in advertising and promotional costs and $0.5 million in professional fees, which was partly offset by decreases of $2.0 million in sales and agent commissions and $0.6 million in cash profit sharing expense.

General and administrative expense decreased 0.8% to $157.3 million from $158.6 million, primarily due to decreases of $2.1 million in consulting and legal expenses mostly due to a $3.8 million legal settlement reported in 2018, $2.1 million in cash profit sharing expense and $1.8 million in severance expense, which was partly offset by increases of $2.1 million in personnel costs, $1.4 million in facilities expense including a reduction of rental income, net of expenses, $0.8 million in computer costs including software subscription and licensing fees and $0.4 million in bad debt expense. Included in general and administrative expense are costs associated with the SAP implementation of $13.2 million, an increase of $3.8 million over the prior year. These expenses were primarily for professional fees and 2019 and 2018 included $2.1 million and $1.6 million, respectively, in incremental related amortization expense.

Gain on sale of assets - In November 2019, the Company sold a facility that was used for selling and distributing. The Company received net proceeds of $9.4 million, which resulted in a pre-tax gain of $5.6 million. In November 2018, the Company sold a facility that was previously leased exclusively to a third party. The Company received net proceeds of $17.5 million, which resulted in a pre-tax gain of $8.8 million.

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

Our effective income tax rate decreased to 24.9% from 26.4%. The effective income tax rate for the year ended December 31, 2019 decreased compared to the prior year due to a nonrecurring impairment of goodwill in 2018 related to the Europe segment which was not deductible, as well as a release of valuation allowances in 2019, also related to the Europe segment.

Net income was $134.0 million compared to $126.6 million. Diluted net income per share of common stock was $2.98 compared to $2.72.

Net Sales

The following table shows net sales by segment for the years ended December 31, 2018 and 2019, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Total
December 31, 2018	$910,587	$159,027	$9,195	$1,078,809
December 31, 2019	972,849	155,144	8,546	1,136,539
Increase (decrease)	$62,262	$(3,883)	$(649)	$57,730
Percentage increase (decrease)	6.8%	(2.4)%	(7.1)%	5.4%

The following table shows segment net sales as percentages of total net sales for the years ended December 31, 2018 and 2019, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2018 net sales	84%	15%	1%	100%
Percentage of total 2019 net sales	86%	14%	—%	100%

Gross Profit

The following table shows gross profit by segment for the years ended December 31, 2018 and 2019, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
December 31, 2018	$421,820	$56,151	$2,085	$231	$480,287
December 31, 2019	435,738	53,906	2,692	(206)	492,130
Increase (decrease)	$13,918	$(2,245)	$607	$(437)	$11,843
Percentage increase (decrease)	3.3%	(4.0)%	*	*	2.5%
* The statistic is not meaningful or material.

The following table shows gross profit percentages by segment for the years ended December 31, 2018 and 2019, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2018 gross profit percentage	46.3%	35.3%	22.7%	*	44.5%
2019 gross profit percentage	44.8%	34.7%	31.5%	*	43.3%
* The statistic is not meaningful or material.

North America

•
Net sales increased 6.8% primarily due to increased sales volume and average unit price in the United States. Canada's net sales were negatively affected by approximately $1.2 million due to foreign currency translation. In local currency, Canada net sales increased primarily due to increases in sales volume.

•	Gross profit margin decreased to 44.8% from 46.3%, primarily due to increased raw material and labor costs.

•
Research and development and engineering expense increased $4.5 million, primarily due to increases of $5.0 million in personnel costs, which was mostly due to moving certain employees, whose primary responsibilities changed during 2019, from general and administrative to research and development and engineering. This was partly offset by decreases of $0.5 million in cash profit sharing expense and $0.3 million in stock-based compensation.

•
Selling expense increased $4.0 million, primarily due to increases of $5.5 million in personnel costs, $0.6 million in advertising and promotional costs and $0.5 million in professional fees, which was partly offset by decreases of $1.7 million in sales and agent commissions.

•
General and administrative expense increased $1.6 million, primarily due to increases of $1.7 million in personnel costs, $1.0 million in computer costs including software subscription and licensing fees, $0.9 million in facilities expense and $0.5 million in bad debt expense, which was partly offset by decreases of $1.8 million in consulting and legal expenses and $0.9 million in cash profit sharing expense. Included in general and administrative expense are costs associated with the SAP implementation of $10.5 million, an increase of $2.9 million over the prior year.

•
Gain on sale of assets - In November 2019, the Company sold a sales and distribution facility. The Company received proceeds net of closing costs of $9.4 million, which resulted in a gain of $5.6 million.

•	Income from operations increased $8.2 million, mostly due to higher net sales and a gain on sale of assets, which was partially offset by higher operating expenses.

Europe

•
Net sales decreased 2.4%, primarily due to approximately $9.2 million of negative foreign currency translations resulting from some Europe currencies weakening against the United States dollar. In local currency, Europe net sales increased primarily due to increases in both sales volume and average product prices.

•	Gross profit margin decreased to 34.7% from 35.3%, primarily due to increased factory and overhead, labor and warehouse costs.

•
Selling expense decreased $1.0 million primarily due to decreases of $0.4 million in personnel costs, $0.4 million in cash profit sharing expense and $0.2 million in sales and agent commission expense.

•
General and administrative expense decreased $4.0 million, primarily due to decreases of $1.9 million in severance expense, $1.1 million in personnel expense, $0.4 million in cash profit sharing expense and $0.3 million in consulting and legal expenses. Included in general and administrative expense are costs associated with the SAP implementation of $2.4 million, an increase of $0.5 million over the prior year quarter. These expenses were primarily for professional fees.

•
Impairment of goodwill - The impairment charge of $6.7 million taken in 2018 was associated with assets acquired in Denmark in 2001, and as a result, the goodwill of the Denmark reporting unit was fully impaired. See “Critical Accounting Policies and Estimates — Goodwill Impairment Testing."

•	Income from operations increased $9.5 million, mostly due to a non-recurring $6.7 million impairment of goodwill taken in 2018 and decreased operating expenses.

Asia/Pacific

•	For information about the Company’s Asia/Pacific segment, please refer to the table above setting forth changes in our operating results for the years ended December 31, 2019 and 2018.

Administrative and All Other

•
General and administrative expense increased $1.0 million, primarily due to increases of $1.5 million in personal expense as well as a $0.6 million reduction of rental income, net of expenses, which was partly offset by a decrease of $0.7 million in cash profit sharing expense.

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

The following table shows the change in the Company’s operations from 2017 to 2018, and the increases or decreases for each category by segment:

		Increase (Decrease) in Operating Segment
		North America		Asia/ Pacific	Admin & All Other
(in thousands)	2017		Europe			2018
Net sales	$977,025	$106,891	$(6,128)	$1,021	$—	$1,078,809
Cost of sales	533,644	68,352	(3,307)	(93)	(74)	598,522
Gross profit	443,381	38,539	(2,821)	1,115	74	480,287
Operating expenses:
Research and development and other engineering expense	47,616	(3,728)	(1,167)	244	91	43,056
Selling expense	114,903	(1,418)	(3,917)	169	194	109,931
General and administrative expense	142,749	12,919	2,195	187	518	158,568
Operating expenses	305,268	7,773	(2,889)	600	803	311,555
Net gain (loss) on disposal of assets	(160)	(1,009)	(624)	32	(8,818)	(10,579)
Impairment of goodwill	—	—	6,686	—	—	6,686
Income from operations	138,273	31,775	(5,994)	482	8,089	172,625
Interest income (expense), net and other	(874)	(318)	126	(185)	617	(634)
Foreign exchange gain (loss), net	894	2,042	(2,781)	424	(442)	137
Gain on bargain purchase of a business	6,336	—	(6,336)	—	—	—
Loss on disposal of a business	(211)	—	211	—	—	—
Income before income taxes	144,418	33,499	(14,774)	721	8,264	172,128
Provision for income taxes	51,801	(7,796)	822	(305)	973	45,495
Net income	$92,617	$41,295	$(15,596)	$1,026	$7,291	$126,633

Net Sales increased 10.4% to $1,078.8 million from $977.0 million. Net sales to contractor distributors, dealer distributors, home centers and lumber dealers increased primarily due to increased home construction activity and average net sales unit prices. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% of the Company’s total net sales in both years. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% of the Company’s total net sales in both years.

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

General and administrative expense increased 11.1% to $158.6 million from $142.7 million, primarily due to increases of $13.2 million in consulting and legal expenses, $3.3 million in depreciation expense, $0.5 million in bad debt expense and $0.4 million in subscription, licensing, maintenance and hosting fees, which was partly offset by decreases of $1.0 million in personnel costs and $0.6 million in stock-based compensation. Included in general and administrative expense are costs associated with the SAP implementation of $6.5 million, an increase of $3.3 million over the prior year. These expenses were primarily for professional fees and 2018 included $1.6 million in incremental related amortization expense.

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

Our effective income tax rate decreased to 26.4% from 35.9%, primarily due to the Tax Reform Act, which reduced the United States statutory federal corporate tax rate from 35% to 21%. The effective income tax rate for the year ended December 31, 2017 was also reduced by a nonrecurring gain on a bargain purchase related to the Gbo Fastening Systems acquisition, which was not taxable. The effective income tax rate for the year ended December 31, 2018 was increased by a nonrecurring impairment of goodwill related to the Europe segment, which was also not deductible.

Net income was $126.6 million compared to $92.6 million. Diluted net income per share of common stock was $2.72 compared to $1.94. The $92.6 million consolidated net income for the year ended December 31, 2017 included a $6.3 million nonrecurring gain on a bargain purchase of a business, which increased diluted earnings per share for the same period by $0.13.

Net Sales

The following table shows net sales by segment for the years ended December 31, 2017 and 2018, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Total
December 31, 2017	$803,697	$165,155	$8,173	$977,025
December 31, 2018	910,588	159,027	9,195	1,078,809
Increase (decrease)	$106,891	$(6,128)	$1,022	$101,784
Percentage increase (decrease)	13.3%	(3.7)%	12.5%	10.4%

The following table shows segment net sales as percentages of total net sales for the years ended December 31, 2017 and 2018, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2017 net sales	82%	17%	1%	100%
Percentage of total 2018 net sales	84%	15%	1%	100%

Gross Profit

The following table shows gross profit by segment for the years ended December 31, 2017 and 2018, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
December 31, 2017	$383,282	$58,973	$971	$155	$443,381
December 31, 2018	421,821	56,152	2,085	229	480,287
Increase (decrease)	$38,539	$(2,821)	$1,114	$74	$36,906
Percentage increase (decrease)	10.1%	(4.8)%	*	*	8.3%
* The statistic is not meaningful or material.

The following table shows gross profit percentages by segment for the years ended December 31, 2017 and 2018, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2017 gross profit percentage	47.7%	35.7%	11.9%	*	45.4%
2018 gross profit percentage	46.3%	35.3%	22.7%	*	44.5%
* The statistic is not meaningful or material.

North America

•
Net sales increased 13.3% primarily due to higher sales volume and average unit price in the United States. Canada's net sales increased primarily due to increased sales volumes and were not significantly affected by foreign currency translation.

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

•
General and administrative expense increased $12.9 million, primarily due to increases of $13.9 million in consulting and legal expenses, $3.3 million in depreciation expense, $1.1 million mostly in software subscription, licensing, maintenance and hosting fees and $0.2 million in bad debt expense, partly offset by decreases of $1.8 million in severance expense, $1.7 million in stock-based compensation and $1.1 million in personnel costs. Included in general and administrative expense are costs associated with the SAP implementation of $6.4 million, an increase of $4.1 million over the prior year quarter. These expenses were primarily for professional fees.

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

•	Income from operations decreased $5.8 million, mostly due to a $6.7 million impairment of goodwill.

Asia/Pacific

•	For information about the Company’s Asia/Pacific segment, please refer to the table above setting forth changes in our operating results for the years ended December 31, 2018 and 2017.

Administrative and All Other

•
Gain on sale of assets - In November 2018, the Company sold a facility that was previously leased exclusively to a third party. The Company received net proceeds of $17.5 million, which resulted in a gain of $8.8 million.

Critical Accounting Policies and Estimates

The critical accounting policies described below affect the Company’s more significant judgments and estimates used in the preparation of the Company’s Consolidated Financial Statements. If the Company’s business conditions change or if it uses different assumptions or estimates in the application of these and other accounting policies, the Company’s future results of operations could be adversely affected.

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

Business Combinations and Asset Acquisitions

The assets acquired and liabilities assumed in a business combination are recorded at their estimated fair values at the date of acquisition. The excess purchase price over the fair value of net assets acquired is recognized as goodwill. The fair values of the assets acquired and the liabilities assumed are determined based on significant estimates and assumptions, including projected timing and amount of future cash flows and discount rates reflecting risk inherent in future market prices. In some cases, the Company engages independent third-party valuation firms to assist in determining the fair values. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement.
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

As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. At the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, the Company records subsequent adjustments. None of the subsequent adjustments for the fiscal years ended 2017, 2018 and 2019 were material.

Goodwill and Other Intangible Assets

Our goodwill balance is not amortized to expense, and we may assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments. The Company evaluates the recoverability of goodwill in accordance with Accounting Standard Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other,” annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. In addition, Federal Accounting Standard Board (FASB) issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge or Step 2 of the goodwill impairment analysis.
The Company prospectively adopted as part of its review in 2018 and identified an impairment in one of our reporting units using quantitative methods. In 2019, we performed qualitative assessments, taking into consideration the current market value of the company, any changes in management, key personnel, strategy and any relevant macroeconomic conditions (e.g. general economic conditions, limiting access to capital). Based on our qualitative assessments we concluded that the fair value of the reporting units substantially exceeded the respective reporting unit's carrying value, including goodwill.
Intangible assets acquired are recognized at their fair value at the date of acquisition. Finite-lived intangibles are amortized over their applicable useful lives. We monitor conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization or depreciation period. We test these assets for potential impairment annually and whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable

Revenue from Contracts with Customers

On January 1, 2018, the Company adopted the New Revenue Standard ASC ("Topic 606") “Revenue from Contracts with Customers” using the modified retrospective method and recorded an $0.8 million, net of tax, increase to opening retained earnings on January 1, 2018 as the cumulative effect of adopting Topic 606 for estimated rights of return assets on product sales.
Generally, the Company’s revenue contract with a customer exists when the goods are shipped, and services are rendered; and its related invoice is generated. The duration of the contract does not extend beyond the promised goods or services already transferred. The transaction price of each distinct promised product or service specified in the invoice is based on its relative stated standalone selling price. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer at a point in time. The Company’s shipping terms provide the primary indicator of the transfer of control. The Company’s general shipping terms are F.O.B. shipping point, where title and risk and rewards of ownership transfer at the point when the products leave the Company’s warehouse. The Company recognizes revenue based on the consideration specified in the invoice with a customer, excluding any sales incentives, discounts, and amounts collected on behalf of third parties (i.e., governmental tax authorities).
Volume rebates, discounts and rights of return are accounted for as variable considerations because the transaction price is either uncertain until the customer completes or fails the specified volumes or returned product are not returned by the return period. Estimated allowances based on historical experience from prior periods and the customer’s historical purchasing pattern. These estimates are deducted from revenues and are reevaluated periodically during a fiscal year.
Effect of New Accounting Standards

See "Note 1 — Recently Adopted Accounting Standards" and "Note 1 — Recently Issued Accounting Standards Not Yet Adopted" to the Company’s Consolidated Financial Statements.

Liquidity and Sources of Capital

Our primary sources of liquidity are cash and cash equivalents, our cash flow from operation and our $300.0 million credit facility that expires on July 23, 2021. As of December 31, 2019, there were no amounts outstanding under this facility.

Our principal uses of liquidity include the costs and expenses associated with our operations, continuing our capital allocation strategy, which includes growing our business by internal improvements, repurchasing our common stock, paying cash dividends, and meeting other liquidity requirements for the next twelve months.

As of December 31, 2019, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Cash and cash equivalents of $71.2 million are held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the United States. Due to changes resulting from the Tax Reform Act, the Company repatriated $63.5 million in cash held outside of the United States in 2018. We are maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States after completion of the repatriation plan.

The following table presents selected financial information as of December 31, 2019, 2018 and 2017, respectively:

	At December 31,
(in thousands)	2019	2018	2017

Cash and cash equivalents	$230,210	$160,180	$168,514
Property, plant and equipment, net	249,012	254,597	273,020
Equity investment, goodwill and intangible assets	159,430	157,139	169,015
Working capital	482,000	447,949	447,450

The following table provides cash flow indicators for the twelve months ended December 31, 2019, 2018 and 2017, respectively:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Net cash provided by (used in):
Operating activities	$205,662	$160,080	$119,065
Investing activities	(28,021)	(10,249)	(75,815)
Financing activities	(108,154)	(155,393)	(106,671)

Cash flows from operating activities result primarily from our earnings or losses, and are also affected by changes in operating assets and liabilities which consist primarily of working capital balances. As a building materials manufacturer, our operating cash flows are subject to seasonality and are cyclically associated with the volume and timing of construction project starts. For example, trade accounts receivable, net, is generally at its lowest at the end of the fourth quarter and increases during the first, second and third quarters.

In 2019, operating activities provided $205.7 million in cash and cash equivalents, as a result of $134.0 million from net income and $53.5 million from non-cash adjustments to net income which includes depreciation and amortization expense, stock-based compensation expense and non-cash lease expense, as well as an increase of $18.2 million in the net change in operating assets and liabilities due to decreases of $23.7 million in inventory and $6.1 million in trade accounts receivable, net, partly offset by a decrease of $6.8 million in accrued liabilities. Cash used in investing activities of $28.0 million during the year ended December 31, 2019, consisted primarily of $32.7 million for real estate improvements, machinery and equipment and software development, partly offset by $12.2 million in proceeds, mostly from the sale of real estate including the November 2019 sale of our selling and distribution facility in Canada for a net amount of $9.4 million. Cash used in financing activities of $108.2 million during the year ended December 31, 2019, consisted primarily of $60.8 million for the repurchase of the Company’s common stock and $40.2 million used to pay cash dividends.

In 2018, operating activities provided $160.1 million in cash and cash equivalents, as a result of $126.6 million from net income and $50.4 million from non-cash adjustments to net income which includes depreciation and amortization expense and stock-based compensation expense, partly offset by a decrease of $17.0 million in the net change in operating assets and liabilities due to increases of $26.4 million in inventory and $12.6 million in trade accounts receivable, net, partly offset by a decrease of $5.3 million in other current assets and increases of $9.1 million in accrued liabilities and $4.7 million in trade accounts payable. Cash used in investing activities of $10.2 million during the year ended December 31, 2018, consisted primarily of $29.3 million for ERP software, property, plant and equipment expenditures, primarily related to machinery and equipment purchases, and software in development, partly offset by $21.1 million in proceeds, mostly the sale of real estate including the November 2018 sale of our commercial rental property in California a net amount of $17.5 million. Cash used in financing activities of $155.4 million during the year ended December 31, 2018, consisted primarily of $110.5 million for the repurchase of the Company’s common stock and $39.9 million used to pay cash dividends.

In 2017, operating activities provided $119.1 million in cash and cash equivalents, as a result of $92.6 million from net income and $48.5 million from non-cash adjustments to net income which includes depreciation and amortization expenses and stock-based compensation expenses, partly offset by a decrease of $22.0 million in the net change in operating assets and liabilities due to increases of $17.8 million in trade accounts receivable, net, $6.6 million in inventory and $5.6 million in income tax receivable, partly offset by an increase of $10.1 million in accrued liabilities. Cash used in investing activities of $75.8 million during the year ended December 31, 2017, consisted primarily of $58.0 million for property, plant and equipment expenditures, primarily related to real estate improvements, ERP software, machinery and equipment purchases, and software in development, and $27.9 million, net of acquired cash of $4.0 million, for the acquisitions of CG Visions and Gbo Fastening Systems, which was partly offset by $9.5 million, net of delivered cash of $0.8 million, for the sale of Gbo Poland and Gbo Romania (see "Note 10 — Acquisitions and Dispositions" to the Company’s Consolidated Financial Statements). Cash used in financing activities of $106.7 million during the year ended December 31, 2017, consisted primarily of $70.0 million for the repurchase of the Company’s common stock (see "Note 3 — Net Income per Share" to the Company’s Consolidated Financial Statements) and $37.0 million used to pay cash dividends.

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

•
Our asset acquisitions, net of cash acquired and proceeds from sales of businesses, in 2017, 2018 and 2019 were $27.9 million, $2.0 million and $2.7 million, respectively. In January 2017, we acquired Gbo Fastening Systems for approximately $10.2 million, and sold two of its subsidiaries in late 2017 for approximately $9.5 million, retaining the Gbo Fastening Systems operations in Sweden and Norway for less than $1.0 million in cash. Also in January 2017, we acquired CG Visions for approximately $20.8 million. The acquisitions in 2018 and 2019 were to extend product lines and acquire intellectual property.

•
Our capital spending in 2017, 2018 and 2019 was $58.0 million, $29.3 million and $32.7 million, respectively, which was primarily used for real estate improvements, machinery and equipment purchases and software in development. Also in 2019, we purchased intellectual property of $4.8 million. Based on current information and subject to future events and circumstances, we estimate that our full-year 2020 capital spending will be approximately $40 million to $43 million, including $7 to $10 million on maintenance type capital expenditures, assuming all such projects will be completed by the end of 2020. Based on current information and subject to future events and circumstances, we estimate that our full-year 2020 depreciation and amortization expense to be approximately $39 million to $41 million, of which approximately $33 million to $35 million is related to depreciation.

•
In April 2019, our Board of Directors raised the quarterly cash dividend by 4.5% to $0.23 per share. On January 21, 2020, the Board declared a cash dividend of $0.23 per share, estimated to be $10.1 million in total. Such dividend is scheduled to be paid on April 23, 2020, to stockholders of record on April 2, 2020.

•
For 2019, we purchased and received 972,337 shares of the Company’s common stock on the open market at an average price of $62.55 per share, for a total of $60.8 million under a previously announced $100.0 million share repurchase authorization (which expired at the end of 2019).

•
In total, as illustrated in the table below, we have repurchased over six million shares of the Company’s common stock, which represents approximately 13.6% of our shares of common stock outstanding at the beginning of 2015. Including dividends, we have returned cash of $521.2 million, which represents 74.3% of our total cash flow from operations during the same period.

•
On December 9, 2019, our Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock. The authorization is in effect from January 1, 2019 through December 31, in 2019.

The following table presents our dividends paid and share repurchases for the period from January 1, 2015 through December 31, 2019, in aggregated amounts:

(in thousands)	Number of Shares Repurchased	Cash Paid for Repurchases	Cash Paid for Dividends	Total
January 1 - December 31, 2019	972	$60,816	$40,258	$101,074
January 1 - December 31, 2018	1,955	110,540	39,891	150,431
January 1 - December 31, 2017	1,138	70,000	36,981	106,981
January 1 - December 31, 2016	1,244	53,502	32,711	86,213
January 1 - December 31, 2015	1,339	47,144	29,352	76,496
Total	6,648	$342,002	$179,193	$521,195

Contractual Obligations

The following table summarizes our known material contractual obligations and commitments as of December 31, 2019:

	Payments Due by Period
	Total all periods	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years

Contractual Obligation (in thousands)
Long-term debt interest obligations (1)	$675	$450	$225	$—	$—
Operating lease obligations, including imputed interest (2)	35,322	9,425	13,812	7,254	4,831
Capital lease obligations, including imputed interest(3)	1,511	1,160	351	—	—
Purchase obligations (4)	51,449	50,187	1,262		—
Total	$88,957	$61,222	$15,650	$7,254	$4,831
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
(2)Refer to Note 10 - Leases of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K)
(3)Refer to Note 10 - Leases of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K)
(4)Consists of other purchase commitments related to facility equipment, consulting services, minimum quantities of certain raw materials. The Company currently is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2019.

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

See “Item 3 — Legal Proceedings” above and “Note 14 — Commitments and Contingencies” to the Company’s Consolidated Financial Statements.

Inflation

The Company believes that the effect of inflation on the Company has not been material in the three most recent fiscal years ended December 31, 2019, 2018 and 2017, respectively, as general inflation rates have remained relatively low. The Company’s main raw material is steel. Increases in steel prices may adversely affect the Company’s gross profit margin if it cannot recover the higher costs through price increases of its products. See “Item 1 — Raw Materials” and “Item 1A — Risk Factors.”

Indemnification

In the normal course of business, to facilitate transactions of services and products, we have agreed to indemnify certain parties with respect to certain matters. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and the Company’s bylaws as permitted by the Company’s certificate of incorporation require the Company to indemnify corporate servants, including our officers and directors, to the fullest extent permitted by law. The Company maintains directors and officers liability insurance coverage to reduce its exposure to such obligations. The Company has not incurred significant obligations under indemnification provisions historically, and does not expect to incur significant obligations in the future. It is not possible to determine the maximum potential amount under these indemnities due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Accordingly, the Company has not recorded any liability for costs related these indemnities through December 31, 2019.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including changes to foreign currency exchange rates and interest rates.

Foreign Currency Exchange Risk

We are subject to the risk of changes in foreign currency exchange rates due to our operations in foreign countries. We have manufacturing facilities in China, Denmark, France, Germany, Poland, Portugal, Sweden and Switzerland. We sell and distribute products throughout the world and also purchase raw materials from suppliers in foreign countries. As a result, our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which we do business. In fiscal 2019, our consolidated financial results are impacted by the translation of revenue and expenses in foreign currencies into U.S. dollars. These translation impacts are primarily affected by changes in exchange rates between the U.S. dollar and European currencies, primarily the euro. The Company does not currently hedge this risk. Foreign currency exchange rate risk can be estimated by measuring the impact of a near-term adverse movement of 10 percent in foreign currency exchange rates. If these rates were 10 percent higher or lower during fiscal 2019, there would not have been a material impact on our fiscal 2019 earnings.

The translation adjustment on the Company’s underlying assets and liabilities resulted in a minimal decrease in accumulated other comprehensive income of $885 thousand for the year ended December 31, 2019.

Interest Rate Risk

The Company has no variable interest-rate debt outstanding. The Company estimates that a hypothetical 100 basis point change in U.S. interest rates would not be material to the Company’s operations taken as a whole.

Item 8. Consolidated Financial Statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

REPORT OF INDEPENDED REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Simpson Manufacturing Co., Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Simpson Manufacturing Co., Inc. a Delaware corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2020 expressed an unqualified opinion thereon.
Adoption of new accounting standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Company's audit and finance committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Inventory valuation
As described further in note 1 to the consolidated financial statements, the Company accounts for inventory at the lower of cost or net realizable value. The Company impairs slow-moving products by comparing inventories on hand to projected demand. Unexpected changes in market demand, building codes or buyer preferences could reduce the rate of inventory turn and require the Company to recognize an impairment. We identified the net realizable value of inventory as a critical audit matter.
The principal consideration for our determination that the net realizable value of inventory is a critical audit matter is that the evaluation of excess and obsolete inventory relies on the use of management judgment to forecast future demand and assess market conditions, resulting in estimation uncertainty. Auditor subjectivity and effort was required to evaluate management’s judgments and assumptions.
Our audit procedures related to net realizable value of inventory included the following, among others.

•	We tested the design and operating effectiveness of controls related to the calculation of the net realizable value of inventory, including controls over the review of the demand forecast.

•	We tested the completeness and accuracy of the underlying data used in the calculation of net realizable value.

•	We evaluated the reasonableness of management’s demand forecasts by performing the following:

◦	Compared prior year forecasts with actual results to evaluate management’s ability to estimate future demand.

◦	Assessed forecasted demand for consistency with evidence obtained in other areas of the audit.

◦	Performed a sensitivity analysis on demand assumptions to determine the impact on the net realizable value.

•
We recalculated and assessed the appropriateness of the formulaic calculation and management adjustments by making inquiries of management and various individuals outside of the accounting team to obtain support for selected adjustments and obtain supporting documentation when applicable.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2015.

San Francisco, California
February 25, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Simpson Manufacturing Co., Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Simpson Manufacturing Co., Inc. a Delaware corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 25, 2020 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financing Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 25, 2020

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$230,210	$160,180
Trade accounts receivable, net	139,364	146,052
Inventories	251,907	276,088
Other current assets	19,426	17,209
Total current assets	640,907	599,529
Property, plant and equipment, net	249,012	254,597
Goodwill	131,879	130,250
Operating lease right-of-use assets	35,436	—
Equity investment (see Note 11)	2,480	2,487
Intangible assets, net	25,071	24,402
Other noncurrent assets	10,581	10,398
Total assets	$1,095,366	$1,021,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$33,351	$34,361
Accrued liabilities and other current liabilities	125,556	117,219
Total current liabilities	158,907	151,580
Operating lease liabilities, net of current portion	27,930	—
Deferred income tax and other long-term liabilities	16,572	14,569
Total liabilities	203,409	166,149
Commitments and contingencies (see Note 14)
Stockholders’ equity
Preferred stock, par value $0.01; authorized shares, 5,000; issued and outstanding shares, none	—	—
Common stock, par value $0.01; authorized shares, 160,000; issued and outstanding shares, 44,209, and 44,998 at December 31, 2019 and 2018, respectively	442	453
Additional paid-in capital	280,216	276,504
Retained earnings	645,507	628,207
Treasury stock	(9,379)	(25,000)
Accumulated other comprehensive loss	(24,829)	(24,650)
Total stockholders’ equity	891,957	855,514
Total liabilities and stockholders’ equity	$1,095,366	$1,021,663

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Net sales	$1,136,539	$1,078,809	$977,025
Cost of sales	644,409	598,522	533,644
Gross profit	492,130	480,287	443,381
Operating expenses:
Research and development and other engineering	47,058	43,056	47,616
Selling	112,568	109,931	114,903
General and administrative	157,274	158,568	142,749
Total operating expenses	316,900	311,555	305,268
Net gain on disposal of assets	(6,024)	(10,579)	(160)
Impairment of goodwill	—	6,686	—
Income from operations	181,254	172,625	138,273
Interest income (expense), net and other	(1,737)	(634)	(874)
Foreign exchange gain (loss), net	(1,160)	137	894
Gain on bargain purchase of a business	—	—	6,336
Loss on disposal of a business	—	—	(211)
Income before taxes	178,357	172,128	144,418
Provision for income taxes	44,375	45,495	51,801
Net income	$133,982	$126,633	$92,617
Other comprehensive income
Translation adjustment, net of tax expense	885	(12,911)	21,418
Unamortized pension adjustments, net of tax benefit (expense) of ($0), ($59) and $37, for 2019, 2018 and 2017, respectively	(1,064)	376	(944)
Comprehensive income	$133,803	$114,098	$113,091

Basic	$3.00	$2.74	$1.95
Diluted	$2.98	$2.72	$1.94
Weighted average number of shares of common stock outstanding
Basic	44,735	46,213	47,486
Diluted	44,921	46,540	47,774

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2017, 2018 and 2019
(In thousands, except per share data)

			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings		Treasury Stock
	Shares	Par Value					Total
Balance at January 1, 2017	47,437	$473	$255,917	$642,422	$(32,970)	—	$865,842
Net income	—	—	—	92,617	—	—	92,617
Translation adjustment, net of tax	—	—	—	—	21,418	—	21,418
Pension adjustment, net of tax	—	—	—	—	(944)	—	(944)
Options exercised	223	3	6,607	—	—	—	6,610
Stock-based compensation expense	—	—	12,565	—	—	—	12,565
Repurchase of common stock	(1,138)	—	(10,000)	—	—	(60,000)	(70,000)
Retirement of common stock		(5)	—	(19,995)		20,000	—
Cash dividends declared on common stock, $0.81per share	—	—	—	(38,400)	—	—	(38,400)
Shares issued from release of restricted stock units	214	2	(5,343)	—	—	—	(5,341)
Common stock issued at $44.26 per share	9	—	411	—	—	—	411
Balance at December 31, 2017	46,745	473	260,157	676,644	(12,496)	(40,000)	884,778
Net income	—	—	—	126,633	—		126,633
Translation adjustment, net of tax	—	—	—	—	(12,911)	—	(12,911)
Pension adjustment, net of tax	—	—	—	—	376	—	376
Adoption of new accounting standards	—	—	—	410	381	—	791
Options exercised	23	—	695	—	—	—	695
Stock-based compensation expense	—	—	10,334	—	—	—	10,334
Repurchase of common stock	(1,955)	—	10,000	—	—	(120,540)	(110,540)
Retirement of common stock	—	(22)	—	(135,518)	—	135,540	—
Cash dividends declared on common stock, $0.87 per share	—	—	—	(39,962)	—	—	(39,962)
Shares issued from release of restricted stock units	177	2	(5,147)	—	—	—	(5,145)
Common stock issued at $57.41 per share	8	—	465	—	—	—	465
Balance at December 31, 2018	44,998	453	276,504	628,207	(24,650)	(25,000)	855,514
Net income	—	—	—	133,982	—		133,982
Translation adjustment, net of tax	—	—	—	—	885	—	885
Pension adjustment, net of tax	—	—	—	—	(1,064)	—	(1,064)
Stock-based compensation expense	—	—	9,325	—	—	—	9,325
Repurchase of common stock	(972)	—	—	—	—	(60,816)	(60,816)
Retirement of common stock	—	(13)	—	(76,424)	—	76,437	—
Cash dividends declared on common stock, $0.91 per share	—	—	—	(40,258)	—	—	(40,258)
Shares issued from release of restricted stock units	178	2	(5,905)	—	—	—	(5,903)
Common stock issued at $54.31 per share	5	—	292	—	—	—	292
Balance at December 31, 2019	44,209	$442	$280,216	$645,507	$(24,829)	$(9,379)	$891,957

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$133,982	$126,633	$92,617
Adjustments to reconcile net income to net cash provided by operating activities:
Gain (loss) on sale of assets and other	(6,023)	(10,516)	602
Depreciation and amortization	38,402	39,393	33,724
Noncash lease expense	7,136	—	—
Gain on bargain purchase of a business	—	—	(6,336)
Loss on disposal of a business	—	—	211
Impairment of goodwill	—	6,686	—
Deferred income taxes	2,557	4,950	6,299
Noncash compensation related to stock plans	10,434	11,176	13,908
Provision of doubtful accounts	977	569	66
Foreign exchange gain	—	(1,841)	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Trade accounts receivable	6,096	(12,573)	(17,822)
Inventories	23,655	(26,425)	(6,580)
Other current assets	(3,808)	5,297	(2,016)
Trade accounts payable	(845)	4,670	1,157
Accrued liabilities and other current liabilities	(145)	13,804	3,440
Other noncurrent assets and liabilities	(6,756)	(1,743)	(205)
Net cash provided by operating activities	205,662	160,080	119,065
Cash flows from investing activities
Capital expenditures	(32,699)	(29,310)	(58,041)
Acquisitions, net of cash acquired	(2,650)	(2,007)	(27,921)
Purchases of intangible assets	(4,827)	—	—
Proceeds from sale of property and equipment	12,155	21,068	681
Proceeds from sale of a business	—	—	9,466
Net cash used in investing activities	(28,021)	(10,249)	(75,815)
Cash flows from financing activities
Proceeds from line of credits	16,647	—	—
Repayments of line of credit and capital leases	(17,883)	(147)	(754)
Deferred and contingent consideration paid for acquisitions	—	(364)	(205)
Repurchase of common stock	(60,816)	(110,540)	(70,000)
Issuance of Company’s common stock	—	695	6,610
Dividends paid	(40,197)	(39,891)	(36,981)
Cash paid on behalf of employees for shares withheld	(5,905)	(5,146)	(5,341)
Net cash used in financing activities	(108,154)	(155,393)	(106,671)
Effect of exchange rate changes on cash	543	(2,772)	5,398
Net decrease in cash and cash equivalents	70,030	(8,334)	(58,023)
Cash and cash equivalents at beginning of year	160,180	168,514	226,537
Cash and cash equivalents at end of year	$230,210	$160,180	$168,514
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
Interest	$143	$160	$121
Income taxes	37,730	40,123	50,832
Noncash activity during the year for
Noncash capital expenditures	$557	$908	$1,533
Capital lease obligations	—	—	3,750
Contingent consideration for acquisition	—	—	1,314
Issuance of Company’s common stock for compensation	292	465	411
Dividends declared but not paid	10,170	9,988	9,954

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s actual results could differ from those estimates. Management believes that these consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation under GAAP.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in money market funds and trade accounts receivable. The Company maintains its cash in demand deposit and money market accounts held primarily at 18 banks. At times, our cash and investments may be in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). However, we have not experienced any losses on these accounts.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

•	Raw materials and purchased finished goods for resale — principally valued at a cost determined on a weighted average basis; and

•	In-process products and finished goods — the cost of direct materials and labor plus attributable overhead based on a normal level of activity.

The Company applies net realizable value and obsolescence to the gross value of the inventory. The Company estimates net realizable value based on estimated selling price less further costs to completion and disposal. The Company impairs slow-moving products by comparing inventories on hand to projected demand. If the on-hand supply of a product exceeds projected demand or if the Company believes the product is no longer marketable, the product is considered obsolete inventory. The Company revalues obsolete inventory to its net realizable value and has consistently applied this methodology. When impairments are established, a new cost basis of the inventory is created. An unexpected change in market demand, building codes or buyer preferences could reduce the rate of inventory turnover and require the Company to recognize more obsolete inventory.

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

Equity Investments

The Company accounts for investments and ownership interests under equity method accounting if the Company has the ability to exercise significant influence, but does not have a controlling financial interest. The Company records its interest in the net earnings of its equity method investees, along with adjustments for unrealized profits or losses within earnings or loss from equity interests in the Consolidated Statements of Operations. The Company reviews for impairment whenever factors indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the Consolidated Statement of Operations.

In December 2016, the Company acquired a 25% equity interest in Ruby Sketch Pty Ltd. (“Ruby Sketch”), an Australian proprietary limited company, for $2.5 million. The Company has accounted for its ownership interest using the equity accounting method and recognized Ruby Sketch investment as an asset at cost. The Company has no obligation to make any additional capital contributions to Ruby Sketch. The carrying amount of the investment as of December 31, 2019 and December 31, 2018 was $2.5 million.

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

As of December 31, 2019 and 2018, the Company’s investments included in cash equivalents consisted of only money market funds, which are the Company’s primary financial instruments and carried at cost, approximating fair value, based on Level 1 inputs. The balance of the Company’s primary financial instruments as of December 31, 2019 and 2018 was $0.1 million and $0.2 million, respectively. The carrying amounts of trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions is classified as Level 3 within the fair value hierarchy as it is based on unobserved inputs such as management estimates and entity-specific assumptions and is evaluated on an ongoing basis.

Business Combinations and Asset Acquisitions

Business Combinations are accounted for under the acquisition method in accordance with ASC 805, Business Combinations. The acquisition method requires identifiable assets acquired and liabilities assumed and any noncontrolling interest in the business acquired be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred as the purchase price exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill. Acquisitions that do not meet the definition of a business under the ASC are accounted for as asset acquisitions. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis. In a cost accumulation model, the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired based on relative fair values. Goodwill is not recognized in an asset acquisition with any consideration in excess of net assets acquired allocated to acquired assets on a relative fair value basis.

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

Depreciation and Amortization

Software, including amounts capitalized for internally developed software is amortized on a straight-line basis over an estimated useful life of three to five years. Machinery and equipment is depreciated using accelerated methods over an estimated useful life of three to ten years. Buildings and site improvements are depreciated using the straight-line method over their estimated useful lives, which range from 15 to 45 years. Leasehold improvements are amortized using the straight-line method over the shorter of the expected life or the remaining term of the lease. Purchased intangible assets with finite useful lives are amortized using the straight-line method over the estimated useful lives of the assets. The weighted-average amortization period for all amortizable intangibles on a combined basis is 5.6 years.

Preferred Stock

The Company’s Board of Directors (the "Board") has the authority to issue the authorized and unissued preferred stock in one or more series with such designations, rights and preferences as may be determined from time to time by the Board. Accordingly, the Board is empowered, without stockholder approval, to issue preferred stock with dividend, redemption, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company’s common stock.

Common Stock

Subject to the rights of holders of any preferred stock that may be issued in the future, holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board out of legally available funds, and in the event of liquidation, dissolution or winding-up of the Company, to share ratably in all assets available for distribution. The holders of common stock have no preemptive or conversion rights. Subject to the rights of any preferred stock that may be issued in the future, the holders of common stock are entitled to one vote per share on any matter submitted to a vote of the stockholders. A director in an uncontested election is elected if the votes cast “for” such director’s election exceed the votes cast “against” such director’s election, except that, if a stockholder properly nominates a candidate for election to the Board, the candidates with the highest number of affirmative votes (up to the number of directors to be elected) are elected. There are no redemption or sinking fund provisions applicable to the common stock.

Comprehensive Income or Loss

Comprehensive income is defined as net income plus other comprehensive income or loss. Other comprehensive income or loss consists of changes in cumulative translation adjustments and changes in unamortized pension adjustments recorded directly in accumulated other comprehensive income within stockholders’ equity.

Foreign Currency Translation

The local currency is the functional currency for most of the Company’s operations in Europe, Canada, Asia, Australia and New Zealand. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the year. The translation adjustment resulting from this process is shown separately as a component of stockholders’ equity. Foreign currency transaction gains or losses are presented below operating income.

Revenue Recognition

Generally, the Company’s revenue contract with a customer exists when goods are shipped, and services (if any) are rendered; and its related invoice is generated. The duration of the contract does not extend beyond the promised goods or services already transferred. The transaction price of each distinct promised product or service specified in the invoice is based on its relative stated standalone selling price. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer at a point in time. The Company’s shipping terms provide the primary indicator of the transfer of control. The Company’s general shipping terms are F.O.B. shipping point, where title and risk and rewards of ownership transfer at the point when the products leave the Company’s warehouse. The Company recognizes revenue based on the consideration specified in the invoice with a customer, excluding any sales incentives, discounts, and amounts collected on behalf of third parties (i.e., governmental tax authorities). Based on historical experience with the customer, the customer's purchasing pattern and its significant experience selling products, the Company concluded that a significant reversal in the cumulative amount of revenue recognized will not occur when the uncertainty (if any) is resolved (that is, when the total amount of purchases is known). Refer to Note 2 for additional information.

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

Product and Software Research and Development Costs

Product research and development costs, which are included in operating expenses and are charged against income as incurred, were $10.9 million, $10.8 million and $10.6 million in 2019, 2018 and 2017, respectively. The types of costs included as product research and development expenses was revised in 2017 and prior years to include all related personnel costs including salary, benefits, retirement, stock-based compensation costs, as well as computer and software costs, professional fees, supplies, tools and maintenance costs. In 2019, 2018 and 2017, the Company incurred software development expenses related to its continued expansion into the plated truss market and some of the software development costs were capitalized. See "Note 8 — Property, Plant and Equipment." The Company amortizes acquired patents over their remaining lives and performs periodic reviews for impairment. The cost of internally developed patents is expensed as incurred.

Selling Costs

Selling costs include expenses associated with selling, merchandising and marketing the Company’s products. Major components of these expenses are personnel, sales commissions, facility costs such as rent, depreciation and utilities, professional services, information technology costs, sales promotion, advertising, literature and trade shows.

Advertising Costs

Advertising costs are included in selling expenses are expensed when the advertising occurs and were $7.9 million, $7.6 million and $9.6 million in 2019, 2018, and 2017, respectively.

General and Administrative Costs

General and administrative costs include personnel, information technology related costs, facility costs such as rent, depreciation and utilities, professional services, amortization of intangibles and bad debt charges.

Accounting for Stock-Based Compensation

The Company recognizes stock-based expense related to restricted stock awards on a straight-line basis, net of forfeitures, over the requisite service period of the awards, which is generally the vesting term of four years. Stock-based expense related to performance share grants are measured based on grant date fair value and expensed on a graded basis over the service period of the awards, which is generally a performance period of three years. The assumptions used to calculate the fair value of restricted stock grants are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

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
This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws in the year of enactment. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). Further information on the tax impacts of the Tax Reform Act is included in Note 15 — Income Taxes of the Company’s consolidated financial statements.

Net Income per Share

Basic net income per common share is computed based on the weighted average number of common shares outstanding. Potentially dilutive shares are included in the diluted per-share calculations using the treasury stock method for all periods when the effect of their inclusion is dilutive.

Accounting Standards - To Be Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 amendments provide guidance on accounting for current expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. The required measurement methodology is based on expected loss model that includes historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 eliminates the probable incurred loss recognition in current GAAP. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. While the Company is continuing to assess the potential impacts of ASU 2016-13, it does not expect ASU 2016-13 to have a material effect on its consolidated financial statements and footnote disclosures.

Accounting Standards - Recently Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The core requirement of ASU 2016-02 is to recognize assets and liabilities that arise from leases, including those leases classified as operating leases. The amendments require a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset ("ROU") representing its right to use the underlying asset for the lease term in the statement of financial position. In January 1, 2019, the Company adopted ASU 2016-02 using the optional transition method. The Company elected and applied a few practical transition expedients including, not reassessing whether any expired or existing contracts are or contain leases; not reassessing the lease classification for any expired or existing leases and not reassessing initial direct costs for any existing leases. The Company has operating and finance leases for certain facilities, equipment, autos and data centers. The adoption of ASU 2016-02 resulted in the recognition of ROU assets and lease liabilities of approximately $34.3 million and $35.1 million, respectively on January 1, 2019. The adoption had no material impact on the condensed consolidated statement of operations or cash flows. See Note 10.

All other newly issued and effective accounting standards during 2019 were determined to be not relevant or material to the Company.

2.	Revenue from Contracts with Customers

Disaggregated revenue

The Company disaggregates net sales into the following major product groups as described in its segment information included in these financial statements under Note 18.

•	Wood Construction Products Revenue. Wood construction products represented almost 84% and 85% of total net sales in the year ended December 31, 2019 and 2018.

•	Concrete Construction Products Revenue. Concrete construction products represented 16% and 15% of total net sales in the year ended December 31, 2019 and 2018.

Customer acceptance criteria. Generally, there are no customer acceptance criteria included in the Company’s standard sales agreement with customers. When an arrangement with the customer does not meet the criteria to be accounted for as a revenue contract under the standard, the Company recognizes revenue in the amount of nonrefundable consideration received when the Company has transferred control of the goods or services and has stopped transferring (and has no obligation to transfer) additional goods or services. The Company offers certain customers discounts for paying invoices ahead of the due date, which are generally 30 to 60 days after the issue date.

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

Reconciliation of contract balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of December 31, 2019, the Company had no contract assets or contract liabilities from contracts with customers.

Other accounting considerations

Volume discounts. Volume discounts are accounted for as variable consideration because the transaction price is uncertain until the customer completes or fails to purchase the specified volume of purchases (consideration is contingent on a future outcome - occurrence or nonoccurrence). In addition, the Company applies the volume rebate or discount retrospectively, because the final price of each products or services sold depends on the customer's total purchases subject to the rebate program. Estimated rebates are deducted from revenues based on the gross transaction price and historical experience with the customer.

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

3.	Net Income per Share

The following shows a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	For the Year Ended December 31,
(in thousands, except per-share amounts)	2019	2018	2017
Net income available to common stockholders	$133,982	$126,633	$92,617

Basic weighted average shares outstanding	44,735	46,213	47,486
Dilutive effect of potential common stock equivalents	186	327	288
Diluted weighted average shares outstanding	44,921	46,540	47,774
Net earnings per share:
Basic	$3.00	$2.74	$1.95
Diluted	$2.98	$2.72	$1.94

4.	Stockholders' Equity

Stock Repurchases

For the fiscal year ended December 31, 2019, the Company repurchased 972,337 shares of the Company’s common stock in the open market at an average price of $62.55 per share, for a total of $60.8 million. As of December 31, 2019, approximately $39.2 million remained available for repurchase under the previously announced $100.0 million share repurchase authorization (which expired at the end of 2019). On December 9, 2019, the Company’s Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock. The authorization is in effect from January 1, 2020 through December 31, 2020.

See the "Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017."

Comprehensive Income or Loss

The following shows the components of accumulated other comprehensive income or loss as of December 31, 2019 and 2018, respectively:

	Foreign Currency Translation	Pension Benefit	Total
(in thousands)
Balance at January 1, 2017	$(31,472)	$(1,498)	$(32,970)
Other comprehensive loss net of tax benefit (expense) of ($0) and $37, respectively	21,273	(944)	20,329
Amounts reclassified from accumulative other comprehensive income, net of $0 tax	145	—	145
Balance at December 31, 2017	(10,054)	(2,442)	(12,496)
Other comprehensive loss net of tax benefit (expense) of ($0) and $ (59), respectively	(12,911)	757	(12,154)
Balance at December 31, 2018	(22,965)	(1,685)	(24,650)
Other comprehensive loss net of tax benefit (expense) of ($0) and $95, respectively	885	(1,064)	(179)
Balance at December 31, 2019	$(22,080)	$(2,749)	$(24,829)

5.	Stock-Based Compensation

The Company currently maintains the Simpson Manufacturing Co., Inc. Amended and Restated 2011 Incentive Plan (the “2011 Plan”) as its only equity incentive plan. Under the 2011 Plan, no more than 16.3 million shares of the Company’s common stock in aggregate may be issued including shares already issued pursuant to prior awards granted under the 2011 Plan. Shares of common stock underlying awards to be issued pursuant to the 2011 Plan are registered under the Securities Act. Under the 2011 Plan, the Company may grant restricted stock and restricted stock units, although the Company currently intends to award primarily performance-based and/or time-based restricted stock units ("RSUs").

The following table shows the Company’s stock-based compensation activity:

	Fiscal Years Ended December 31,
(in thousands)	2019	2018	2017
Stock-based compensation expense recognized in operating expenses	$9,480	$10,356	$12,744
Tax benefit of stock-based compensation expense in provision for income taxes	2,330	2,476	4,575
Stock-based compensation expense, net of tax	$7,150	$7,880	$8,169
Fair value of shares vested	$16,760	$15,372	$11,043
Proceeds to the Company from the exercise of stock options	$—	$695	$6,610

The Company allocates stock-based compensation expense amongst the cost of sales, research and development and other engineering expense, selling expense, or general and administrative expenses based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation cost capitalized in inventory was immaterial for all periods presented.

The following table summarizes the Company’s unvested restricted stock unit activity for the year ended December 31, 2019:

	Shares (in thousands)	Weighted- Average Price	Aggregate Intrinsic Value * (in thousands)
Unvested Restricted Stock Units (RSUs)
Outstanding at January 1, 2019	604	$41.37	$32,669
Awarded	221	57.73
Vested	(275)	37.71
Forfeited	(87)	57.06
Outstanding at December 31, 2019	462	$47.75	$37,065
Outstanding and expected to vest at December 31, 2019	458	$47.69	$36,763

* The intrinsic value for outstanding and expected to vest is calculated using the closing price per share of $80.23, as reported by the New York Stock Exchange on December 31, 2019.

During the year ended December 31, 2019, the Company granted 220,660 RSUs to the Company’s employees, including officers, and seven non-employee directors at an estimated weighted average fair value of $57.73 per share, based on the closing price (adjusted for certain market factors, and to a lesser extent, the present value of dividends) of the Company’s common stock on the grant date. The RSUs granted to the Company’s employees may be time-based, performance-based or time- and performance-based. Certain of the performance-based RSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the PSU agreement over a cumulative three year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time- and performance based RSUs granted to the Company’s employees excluding officers and certain key employees, vest ratably over the four year life of the award, and require the underlying shares of the Company’s common stock to be subject to a performance-based adjustment during the first year.

The total intrinsic value of RSUs vested during the years ended December 31, 2019, 2018 and 2017 was $16.7 million, $9.8 million and $10.8 million, respectively, based on the market value on the vest date.

As of December 31, 2019, the Company’s aggregate unamortized stock compensation expense was approximately $7.7 million, which is entirely attributable to unvested RSUs and is expected to be recognized in expense over a weighted-average period of approximately 1.8 years.

Stock Bonus Plan

The Company also maintains a stock bonus plan, the Simpson Manufacturing Co., Inc. 1994 Employee Stock Bonus Plan (the “Stock Bonus Plan”), whereby it awards shares of the Company’s common stock to employees, who do not otherwise participate in any of the Company’s equity-based incentive plans and meet minimum service requirements as determined by the Committee. The number of shares awarded, as well as the required period of service, is determined by the Committee. Shares have generally been awarded under the Stock Bonus Plan following the year in which the respective employee reached his or her tenth, twentieth, thirtieth, fortieth or fiftieth anniversary of employment with the Company or any direct or indirect subsidiary thereof. The Company awarded 7,000 shares for service through 2019, (4,000 shares to be issued and 3,000 shares of which are expected to be settled in cash for the Company’s foreign employees). In 2018 and 2017, the Company awarded 9,000 and 12,000 shares, respectively. As a result, we recorded pre-tax compensation charges of $0.8 million, $0.8 million and $1.2 million for each of the years ended December 31, 2019, 2018 and 2017, respectively. The charges also include cash bonuses to compensate employees for income taxes payable as a result of the stock bonuses.

6.	Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	December 31,
(in thousands)	2019	2018
Trade accounts receivable	$144,729	$149,886
Allowance for doubtful accounts	(1,935)	(1,364)
Allowance for sales discounts	(3,430)	(2,470)
	$139,364	$146,052

7.	Inventories

The components of inventories consisted of the following:

	December 31,
(in thousands)	2019	2018
Raw materials	$95,575	$98,058
In-process products	23,672	24,645
Finished products	132,660	153,385
	$251,907	$276,088

8.	Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2019	2018
Land	$28,092	$30,034
Buildings and site improvements	195,210	198,809
Leasehold improvements	4,911	4,826
Machinery and equipment	351,379	330,076
	579,592	563,745
Less accumulated depreciation and amortization	(346,594)	(318,388)
	232,998	245,357
Capital projects in progress	16,014	9,240
	$249,012	$254,597

Property, plant and equipment as of December 31, 2019 and 2018, includes fully depreciated assets with an original cost of $211.2 million and $196.8 million, respectively. These fully depreciated assets are still in use in the Company’s operations. The Company capitalizes certain development costs associated with internal use software, including the direct costs of services provided by third-party consultants and payroll for internal employees, both of which are performing development and implementation activities on a software project. As of December 31, 2019 and 2018, the Company had capitalized software development costs net of accumulated amortization of $28.6 million and $26.4 million, respectively, and as of December 31, 2019 and 2018, $3.2 million and $3.6 million, respectively, was included in capital projects in progress.

In November 2019, the Company sold its selling and distribution facility in British Columbia, Canada for approximately $9.5 million in net proceeds after closing costs and sale price adjustments, which resulted in an estimated gain on disposal of fixed assets of $5.6 million. To provide a temporary transition until the relocates to the new leased facility, the Company is leasing back the sold facility from the buyer for approximately five months. The Company treated the leaseback transaction as a short-term lease and will recognize the rent expense on the straight-line basis over the lease term.

In November 2018, the Company sold a facility that was not occupied by the Company and was leased to a third party. The Company received net proceeds of $17.5 million, after closing costs and sales price adjustments.

Depreciation expense, including depreciation of equipment, internally developed software and software acquired through capital lease arrangements, was $32.6 million, $33.3 million and $21.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

9.	Goodwill and Intangible Assets
Goodwill
The annual changes in the carrying amount of goodwill, by segment, as of December 31, 2018 and 2019, were as follows, respectively:

(in thousands)	North America	Europe	Asia Pacific	Total
Balance as of January 1, 2018
Goodwill	$106,421	$53,311	$1,489	$161,221
Accumulated impairment losses	(10,666)	(13,415)	—	(24,081)
	95,755	39,896	1,489	137,140
Goodwill acquired	913	—	—	913
Foreign exchange	(233)	(739)	(145)	(1,117)
Impairment	—	(6,686)	—	(6,686)
Balance as of December 31, 2018				0
Goodwill	107,101	52,573	1,344	161,018
Accumulated impairment losses	(10,666)	(20,102)	—	(30,768)
	96,435	32,471	1,344	130,250
Goodwill acquired	—	1,815	—	1,815
Foreign exchange	129	14	(9)	134
Reclassifications(1)	(320)	—	—	(320)
Balance as of December 31, 2019				0
Goodwill	106,910	54,402	1,335	162,647
Accumulated impairment losses	(10,666)	(20,102)	—	(30,768)
	$96,244	$34,300	$1,335	$131,879
 (1) Reclassifications in 2019 of $481 thousand in non-compete agreements, trademarks and other, with a corresponding reductions of $320 thousand in goodwill and $161 thousand in other assets related to Radius Track acquisition.

The Company tests goodwill for impairment at the reporting unit level on an annual basis (in the fourth quarter). Our goodwill balance is not amortized to expense, and we may assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments. The reporting unit level is generally one level below the operating segment, which is at the country level, except for the United States, Australia and S&P Clever reporting units.
The Company determined that the United States reporting unit includes four components: Northwest United States, Southwest United States, Northeast United States and Southeast United States. The Australia reporting unit includes two components: Australia and New Zealand. The S&P Clever reporting unit includes ten components: S&P Switzerland, S&P Poland, S&P Austria, S&P The Netherlands, S&P Portugal, S&P Germany, S&P France, Socom, S&P Nordic and S&P Spain. For each of these reporting units, the Company aggregated the components because management concluded that they are economically similar and that the goodwill is recoverable from these components working in concert.
We evaluate the recoverability of goodwill in accordance with Accounting Standard Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other. In addition, the Company prospectively adopted as part of its review in 2018 the Financial Accounting Standard Board (FASB) issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.
We first assess qualitative factors related to the goodwill of the reporting units to determine whether it is necessary to perform an impairment test. If the Company judges that it is more likely than not that the fair value of the reporting unit is greater than the carrying amount, including goodwill, no further testing is required. This assessment method was utilized in our 2019 annual goodwill impairment test.
In 2018 and 2017, the Company performed a quantitative approach for the reporting units. For all reporting units, the Company compares the fair value of the reporting unit to its carrying value. The fair value calculation uses both the income approach (discounted cash flow method) and the market approach, equally weighted. If the Company judges that the carrying value of the net assets assigned to the reporting unit, including goodwill, exceeds the fair value of the reporting unit, the Company would record an impairment charge equal to the difference between the implied of the goodwill and the carrying value, not to exceed the goodwill asset's carrying amount.
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

The 2019 and 2017 annual testing of goodwill for impairment did not result in impairment charges.

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
The total gross carrying amount and accumulated amortization of definite-lived intangible assets at December 31, 2019 were $59.3 million and $34.2 million, respectively. The aggregate amount of amortization expense of intangible assets for the years ended December 31, 2019, 2018 and 2017 was $5.5 million, $6.0 million and $6.1 million, respectively.

The annual changes in the carrying amounts of patents, unpatented technologies, customer relationships and non-compete agreements and other intangible assets subject to amortization for the years ended December 31, 2019 and 2018 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents
Balance at January 1, 2018	$2,350	$(545)	$1,805
Amortization	—	(107)	(107)
Removal of fully amortized assets	(241)	241	—
Balance at December 31, 2018	2,109	(411)	1,698
Purchases of intangible assets	2,550	—	2,550
Amortization	—	(150)	(150)
Balance at December 31, 2019	$4,659	$(561)	$4,098

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unpatented Technology
Balance at January 1, 2018	$21,667	$(10,979)	$10,688
Amortization	—	(2,557)	(2,557)
Reclassifications (1)	277	—	277
Foreign exchange	(90)	—	(90)
Removal of fully amortized assets	(1,192)	1,192	—
Balance at December 31, 2018	20,662	(12,344)	8,318
Amortization	—	(2,017)	(2,017)
Foreign exchange	166	$—	166
Balance at December 31, 2019	$21,616	$(14,361)	$7,255
 (1) Reclassifications in 2018 of $0.3 million in unpatented technology, with a corresponding reduction in other assets related to Technogrout asset acquisition.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Compete Agreements, Trademarks and Other

Balance at January 1, 2018	$12,225	(2,817)	9,408
Assets acquisitions, net of cash acquired	879	—	879
Amortization	—	(1,757)	(1,757)
Reclassifications(1)	(24)	—	(24)
Removal of fully amortized assets	(855)	855	—
Balance at December 31, 2018	12,225	(3,719)	8,506
Purchases of intangible assets	2,081	—	2,081
Assets acquisitions, net of cash acquired	6	—	—
Amortization	—	(1,910)	(1,910)
Reclassifications(2)	481	—	481
Foreign exchange	10	—	10
Removal of fully amortized asset	(100)	100	—
Balance at December 31, 2019	$14,703	$(5,529)	$9,174
 (1)Reclassifications in 2018 of $24 thousand in non-compete agreements, trademarks and other, with a corresponding decrease in other assets related to Technogrout acquisition.
(2)Reclassifications in 2019 of $481 thousand in non-compete agreements, trademarks and other, with a corresponding reductions of $320 thousand in goodwill and $161 thousand in other assets related to Radius Track acquisition.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships
Balance at January 1, 2018	$17,678	(10,869)	6,809
Amortization	—	(1,430)	(1,430)
Foreign exchange	(115)	—	(115)
Balance at December 31, 2018	17,563	(12,299)	5,264
Amortization	—	(1,433)	(1,433)
Foreign exchange	(27)	—	(27)
Balance at December 31, 2019	$17,660	$(13,732)	$3,928

At December 31, 2019, estimated future amortization of intangible assets was as follows:

(in thousands)

2020	$5,933
2021	5,341
2022	3,436
2023	2,616
2024	1,665
Thereafter	5,464
$24,455

Indefinite-Lived Intangible Assets

As of December 31, 2019, the only indefinite-lived intangible asset, consisting of a trade name, totaled $0.6 million.

Definite-lived and indefinite-lived assets, net, by segment as of December 31, 2019 and 2018 were as follows:

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Total Intangible Assets
North America	$30,825	$(16,002)	$14,823
Europe	22,353	(12,774)	9,579
Total	$53,178	$(28,776)	$24,402

	At December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Total Intangible Assets
North America	$33,756	$(19,173)	$14,583
Europe	25,500	(15,012)	10,488
Total	$59,256	$(34,185)	$25,071

10.	Leases

On January 1, 2019, the Company adopted ASU 2016-02 using the optional transition method. The Company has operating leases for certain facilities, equipment and autos. The existing operating leases expire at various dates through 2024, some of which include options to extend the leases for up to five years. The Company measures its lease liability as the present value of the lease payments to be made over the lease term, which are discounted using the Company’s incremental borrowing rate. The Company measures its ROU assets at the amount at which the lease liability is recognized plus initial direct costs incurred or prepayment amounts. The ROU assets are amortized on a straight-line basis over the lease term.

Finance Lease Obligations

During 2017, the Company entered into two to four-year lease agreements for certain office equipment with Cisco Systems Capital Corporation for a total of approximately $4.4 million, which was recorded in fixed assets as capital lease obligations. These capital lease obligations are included in current liabilities and other long-term liabilities in the accompanying consolidated balance sheets. The interest rates for these two capital leases are 2.89% and 3.50%, respectively, and the two leases will mature in May 2021 and July 2021, respectively.

The following table provides a summary of leases included on the consolidated balance sheets, consolidated statements of earnings, and consolidated statements of cash flows as of December 31, 2019:

	Consolidated Balance Sheets Line Item	At December 31, 2019
(in thousands)
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$35,436
Liabilities
Operating-current	Accrued expenses and other current liabilities	$7,392
Operating-noncurrent	Operating lease liabilities	27,930
Total operating lease liabilities		$35,322
Finance leases
Assets
Property and equipment, gross	Property, plant and equipment, net	$3,569
Accumulated amortization	Property, plant and equipment, net	(2,739)
Property and equipment, net	Property, plant and equipment, net	$830
Liabilities
Other current liabilities	Accrued expenses and other current liabilities	$1,125
Other long-term liabilities	Deferred income tax and other long-term liabilities	386
Total finance lease liabilities		$1,511

The components of lease expense were as follows:

	Consolidated Statements of Operations Line Item	Twelve Months Ended December 31, 2019
(in thousands)
Operating lease cost	General administrative expenses and cost of sales	$9,234
Finance lease cost:
Amortization of right-of-use assets	General administrative expenses	$872
Interest on lease liabilities	Interest expense, net	68
Total finance lease cost		$940

Other information

Supplemental cash flow information related to leases is as follows:

Twelve Months Ended December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8,988
Finance cash flows for finance leases	1,160
Operating right-of-use assets obtained in exchange for new lease liabilities
Operating leases	5,920

The following is a schedule, by years, of maturities for lease liabilities as of December 31, 2019:

(in thousands)	Operating Leases	Finance Leases
2020	$9,425	$1,160
2021	7,978	386
2022	5,834	—
2023	3,978	—
2024	3,275	—
Thereafter	11,563	—
Total lease payments	42,053	1,546
Less: Present value discount	(6,731)	(35)
Total lease liabilities	$35,322	$1,511

The following table summarizes the Company’s lease terms and discount rates as of December 31, 2019:

Weighted-average remaining lease terms (in years):
Operating leases	6.54
Finance leases	1.44
Weighted-average discount rate:
Operating leases	5.37%
Finance leases	3.23%

11.	Acquisitions and Dispositions

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

CG Visions, Inc.

In January 2017 the Company acquired CG Visions, Inc. ("CG Visions"), an Indiana corporation for $20.8 million in order to support our strategic initiative to sell engineered products solutions. CG Visions provides scalable technologies and services in BIM technologies, estimation tools and software solutions to a number of the top 100 mid-sized to large builders in the United States, which are expected to complement and support the Company’s sales in North America. During the third quarter of 2017, the Company finalized its fair value measurement of assets acquired and liabilities assumed in this acquisition. CG Visions assets and liabilities included other current assets of $0.5 million, noncurrent assets of $20.4 million, current liabilities and contingent consideration of $1.1 million. Included in noncurrent assets was goodwill of $10.1 million, which was assigned to the North America segment, and intangible assets of $10.3 million, both of which are not subject to tax-deductible amortization. The estimated weighted-average amortization period for the intangible assets is 7 years.

Gbo Fastening Systems AB

In January 2017 the Company acquired Gbo Fastening Systems AB ("Gbo Fastening Systems"), a Sweden limited company, for $10.2 million. Gbo Fastening Systems manufactures and sells a complete line of CE-marked structural fasteners as well as fastener dimensioning software for wood construction applications, currently sold mostly in northern and Eastern Europe, which are expected to complement the Company’s line of wood construction products in Europe. The Gbo Fastening Systems acquisition result in a $6.3 million gain on bargain purchase of a business, which was included in the consolidated statements of operation. Without speculating regarding the sellers' motivation, the Company does not know why Gbo Fastening Systems was sold below fair value, resulting in a nonrecurring bargain purchase gain for the Company.

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

12.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2019	2018
Labor related liabilities	$41,991	$44,831
Sales incentives & advertising allowances	36,595	36,312
Accrued cash profit sharing and commissions	10,210	10,843
Sales tax payable and other	10,175	7,405
Dividends payable	10,146	10,024
Accrued profit sharing trust contributions	$9,047	$7,804
Operating lease - current portion	$7,392	$—
	$125,556	$117,219

13.	Debt

The Company has revolving lines of credit with various banks in the United States and Europe. Total available credit as of December 31, 2019 was $304.0 million including revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company’s primary credit facility is a $300.0 million revolving line of credit, which expires on July 23, 2021. Amounts borrowed under this credit facility will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of United States dollars appearing on Reuters LIBOR1screen page (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of 0.60% to 1.45%, determined quarterly based on the Company’s leverage ratio (at December 31, 2019, the LIBOR Rate was 1.75%, or (b) a base rate, plus a spread of 0.00% to 0.45%, determined quarterly based on the Company’s leverage ratio. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the applicable spread described above, and will pay market-based fees for commercial letters of credit. The Company is required to pay an annual facility fee of 0.15% to 0.30% of the available commitments under the credit agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. There was $0.8 amount outstanding under this revolving line of credit as of December 31, 2019 and 2018, respectively.

In addition to the $300.0 million credit facility, the Company’s borrowing capacity under other revolving credit lines totaled $2.5 million at December 31, 2019. The other revolving credit lines charge interest ranging from 0.42% to 8.75% and have maturity dates of December 31, 2019. The Company had $0.7 million and $0.8 million outstanding under these other revolving lines of credit as of December 31, 2019, and December 31, 2018, respectively

The Company and its subsidiaries are required to comply with various affirmative and negative covenants. The covenants include provisions that would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations. The Company was in compliance with its financial covenants under the loan agreement as of December 31, 2019.

The Company incurs interest costs, which include interest, maintenance fees and bank charges. The amount of costs incurred, capitalized, and expensed for the years ended December 31, 2019, 2018 and 2017, consisted of the following:

	Years Ended December 31,
	2019	2018	2017
Interest costs incurred	$2,172	$1,224	$1,249
Less: Interest capitalized	(144)	(160)	(72)
Interest expense	$2,028	$1,064	$1,177

14.	Commitments and Contingencies

Purchase Obligations

In addition to the debt and lease obligations described elsewhere in the footnotes, the Company has certain purchase obligations in the ordinary course of business. These purchase obligations are primarily related to the acquisition, construction or expansion of facilities and equipment, consulting agreements, and minimum purchase quantities of certain raw materials. The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. As of December 31, 2019, these purchase obligations were $51.4 million, of which $50.2 million is payable in 2020 and the remainder over the following two years. Debt interest obligations include annual facility fees on the Company’s primary line-of-credit facility in the amount of $0.7 million at December 31, 2019.

Employee Relations

As of December 31, 2019, approximately 14% of our employees are represented by labor unions and are covered by collective bargaining agreements in the U.S. The Company has two-facility locations with collective bargaining agreements covering tool and die craftsmen, maintenance workers, and sheet-metal workers. In Stockton, California, two union contracts will expire in September 2023 and June 2023, respectively. Also, the Company has two contracts in San Bernardino County, California that will expire in June 2022 and February 2021, respectively. Based on current information and subject to future events and circumstances, the Company believes that, even if new agreements are not reached before the existing labor union contracts expire, it is not expected to have a material adverse effect on the Company’s ability to provide products to customers or on the Company’s profitability.

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

Given the nature and the complexities involved in the Gentry proceeding, the Company is unable to estimate reasonably the likelihood of possible loss or a range of possible loss until the Company knows, among other factors, (i) the specific claims brought against the Company and the legal theories on which they are based; (ii) what claims, if any, might be dismissed without trial; (iii) how the discovery process will affect the litigation; (iv) the settlement posture of the other parties to the litigation; (v) the damages to be proven at trial, particularly if the damages are not specified or are indeterminate; (vi) the extent to which the Company’s insurance policies will cover the claims or any part thereof, if at all; and (vii) any other factors that may have a material effect on the proceeding.

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

The provision for income taxes from operations consisted of the following:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Current
Federal	$28,314	$27,410	$36,077
State	7,465	9,515	6,357
Foreign	6,039	4,605	3,068
Deferred	0
Federal	3,329	3,179	6,093
State	805	263	544
Foreign	(1,577)	523	(338)
	$44,375	$45,495	$51,801

Income and loss from operations before income taxes for the years ended December 31, 2019, 2018, and 2017, respectively, consisted of the following:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Domestic	$163,257	$169,109	$132,105
Foreign	15,100	3,019	12,313
	$178,357	$172,128	$144,418

At December 31, 2019, the Company had $40.2 million of pre-tax loss carryforwards in various foreign taxing jurisdictions, of which $0.2 million will begin to expire between 2021 and 2026. The remaining tax losses can be carried forward indefinitely.

At December 31, 2019, and 2018, the Company had deferred tax valuation allowances of $11.6 million and $13.3 million, respectively. The valuation allowance decreased $1.6 million for the year ending December 31, 2019 and increased $2.1 million for the year ended December 31, 2018. The decrease in 2019 valuation allowances was primarily a result of the release of valuation allowance of foreign losses in Simpson Strong-Tie GmbH, a subsidiary in Germany. The increase in 2018 valuation allowances was primarily a result of increases in foreign losses in jurisdictions where the Company has recorded a full valuation allowance.

The Company has not historically recorded federal income taxes on the undistributed earnings of its foreign subsidiaries because such earnings are reinvested and, in the Company’s opinion, will continue to be reinvested indefinitely. In 2018, the Company, after completing its accounting for all the enactment-date income tax effects of the 2017 Tax Reform Act, recorded a net $3.0 million tax liability based on undistributed foreign earnings of approximately $22.4 million. As a result of the implications of the 2017 Tax Reform Act and in satisfying Management’s 2020 Plan, the Company announced one-time distributions from select foreign jurisdictions to the U.S. during 2018. The Company repatriated approximately $63.0 million between the third and fourth quarter and recorded taxes of approximately $1.0 million which is primarily comprised of withholding taxes and state income taxes. The Company intends to limit any possible future distributions to earnings previously taxed in the U.S. As a result, the Company has not recognized a deferred tax liability on its investment in foreign subsidiaries. Determination of the related amount of unrecognized deferred U.S. income taxes is not practicable because of the complexities associated with this hypothetical calculation.

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes for its operations were as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Federal tax rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	3.6%	4.5%	3.2%
Tax benefit of domestic manufacturing deduction	—%	—%	(2.0)%
Mandatory deemed repatriation of foreign earnings	—%	—%	2.7%
Change in U.S. tax rate applied to deferred taxes	—%	—%	(1.9)%
Change in valuation allowance	(0.1)%	1.3%	1.3%
True-up of prior year tax returns to tax provision	(0.3)%	(1.2)%	(0.5)%
Difference between United States statutory and foreign local tax rates	0.8%	0.5%	(0.8)%
Change in uncertain tax position	0.1%	(0.1)%	—%
Other	(0.2)%	0.4%	(1.1)%
Effective income tax rate	24.9%	26.4%	35.9%

The decrease in the Company’s effective tax rate is primarily driven by the release of valuation allowance in several foreign jurisdictions, including Germany, Poland, and Ireland.
.

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 2019 and 2018, respectively, were as follows:

	December 31,
(in thousands)	2019	2018
Deferred asset taxes
State tax	$721	$919
Workers’ compensation	828	785
Health claims	775	445
Vacation liability	341	370
Allowance for doubtful accounts	324	171
Inventories	4,275	5,659
Sales incentive and advertising allowances	1,150	799
Lease obligations	8,812	—
Stock-based compensation	2,695	3,074
Unrealized foreign exchange gain or loss	327	440
Foreign tax credit carryforwards	4,945	5,043
Uncertain tax positions’ unrecognized tax benefits	68	39
Foreign tax loss carry forward	7,763	8,091
Other	1,026	1,813
	$34,050	$27,648
Less valuation allowances	(11,617)	(13,254)
Total deferred asset taxes	$22,433	$14,394

Deferred tax liabilities
Depreciation	$(10,416)	$(9,189)
Goodwill and other intangibles amortization	(13,737)	(13,027)
Tax effect on cumulative translation adjustment	(523)	(497)
Right of use assets	(8,764)	—
Total deferred tax liabilities	(33,440)	(22,713)

Total Deferred tax asset/(liability)	$(11,007)	$(8,319)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits in 2019, 2018 and 2017, respectively, was as follows, including foreign translation amounts:

Reconciliation of Unrecognized Tax Benefits	2019	2018	2017
Balance at January 1	$1,757	$1,895	$1,119
Additions based on tax positions related to prior years	8	—	660
Reductions based on tax positions related to prior years	(30)	(171)	(1)
Additions for tax positions of the current year	167	100	319
Lapse of statute of limitations	(196)	(67)	(202)
Balance at December 31	$1,706	$1,757	$1,895

Tax positions of $0.2, $0.1, and $0.0 million are included in the balance of unrecognized tax benefits at December 31, 2019, 2018, and 2017, respectively, which if recognized, would reduce the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is a continuation of the Company’s historical accounting policy. During the year ended December 31, 2019, decreased by $20,000, and during the years ended December 31, 2018, and 2017 accrued interest increased by $5,000 and $0.2 million, respectively. The

Company had accrued $0.4 million for each of the fiscal years ended 2019, 2018 and 2017, for the potential payment of interest, before income tax benefits. The Company does not expect any material changes in the unrecognized tax benefits within the next 12 months.

At December 31, 2019, the Company remained subject to United States federal income tax examinations for the tax years 2016 through 2019. In addition, tax years 2014 through 2019 remain open to examination in states, local and foreign jurisdictions.

16.	Retirement Plans

The Company has six defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan (the "Plan") covers United States employees. The Plan provides for quarterly safe harbor contributions, limited to 3% of the employees quarterly eligible compensation and for annual discretionary contributions, subject to certain limitations. The discretionary amounts for 2019, 2018 and 2017 were equal to 7% of qualifying salaries or wages of the covered employees. The other four defined contribution plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2019, 2018 and 2017, was $16.8 million, $15.8 million and $14.2 million, respectively.

We participate in various multiemployer benefit plans that cover some of our employees who are represented by labor unions. We make periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but do not sponsor or administer these plans. We do not participate in any multiemployer benefit plans for which we consider our contributions to be individually significant. If we withdraw from participation in any of these plans, the applicable law would require us to fund our allocable share of the unfunded vested benefits, which is known as a withdrawal liability. As of December 31, 2019, we believe that there was no probable withdrawal liability under the multiemployer benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees.

Our total contribution to various industry-wide, union-sponsored pension funds and a statutorily required pension fund for employees in the U.S. and Europe were $4.5 million, $4.5 million and $4.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

17.	Related Party Transactions

During 2019, the Company identified certain purchases of goods and services from companies where the Chief Executive Officer of the Company serves as a director on the respective company providing the goods or services. The amount of goods and services purchased by the Company pursuant to these arrangements was not material to the Company’s consolidated statement of income and cash flows for the year ended December 31, 2019.

18.	Segment Information

The Company is organized into three reporting segments. The segments are defined by the regions where the Company’s products are manufactured, marketed and distributed to the Company’s customers. The three regional segments are the North America segment (comprised primarily of the Company’s operations in the United States and Canada), the Europe segment and the Asia/Pacific segment (comprised of the Company’s operations in Asia, the South Pacific, and the Middle East). These segments are similar in several ways, including the types of materials used, the production processes, the distribution channels and the product applications.

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

The following table shows certain measurements used by management to assess the performance of the segments described above as of December 31, 2019, 2018 and 2017, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2019
Net sales	$972,849	$155,144	$8,546	$—	$1,136,539
Sales to other segments *	1,977	2,068	26,764	—	30,809
Income from operations	176,329	6,817	(731)	(1,161)	181,254
Depreciation and amortization	30,652	5,457	1,698	595	38,402
Significant non-cash charges	5,273	1,141	211	4,157	10,782
Provision for income taxes	40,452	1,934	577	1,412	44,375
Capital expenditures, including purchases of intangible assets, and business acquisitions, net of cash acquired	31,695	8,245	236	—	40,176
Total assets	1,269,545	169,785	30,055	(374,019)	1,095,366

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2018
Net sales	$910,587	$159,027	$9,195	$—	$1,078,809
Sales to other segments *	2,279	1,773	28,292	—	32,344
Income (loss) from operations	168,139	(2,656)	(2,029)	9,171	172,625
Depreciation and amortization	30,505	6,297	1,794	797	39,393
Impairment of goodwill	—	6,686	—	—	6,686
Significant non-cash charges	6,340	1,169	48	3,619	11,176
Provision for income taxes	39,638	2,947	113	2,797	45,495
Capital expenditures and business acquisitions, net of cash acquired	27,059	2,556	1,702	—	31,317
Total assets	1,119,012	157,437	25,644	(280,430)	1,021,663

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2017
Net sales	$803,697	$165,155	$8,173	$—	$977,025
Sales to other segments *	3,237	959	20,715	—	24,911
Income (loss) from operations	132,995	2,723	1,296	1,259	138,273
Depreciation and amortization	25,745	5,832	1,246	901	33,724
Gain on bargain purchase of a business	—	6,336	—	—	6,686
Significant non-cash charges	9,861	1,509	65	2,473	13,908
Provision for (benefit from) income taxes	47,434	2,124	419	1,824	51,801
Capital expenditures and business acquisitions, net of cash acquired	70,040	11,411	4,511	—	85,962
Total assets	953,033	208,640	26,820	(150,970)	1,037,523

 * Sales to other segments are eliminated on consolidation.

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore has been in the total assets of "Administrative & All Other." Cash and cash equivalent balances in "Administrative & All Other" were $161.4 million, $114.8 million and $82.0 million as of December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the Company had $68.8 million, or 29.9%, of its cash and cash equivalents held outside the United States in accounts belonging to the Company’s various foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if repatriated to the United States.

The significant non-cash charges comprise compensation related to equity awards under the Company’s stock-based incentive plans and the Company’s employee stock bonus plan. The Company’s measure of profit or loss for its reportable segments is income (loss) from operations. The reconciling amounts between consolidated income before tax and consolidated income from operations are net interest income (expense), net and other, foreign exchange gain (loss), net gain on bargain purchase of a business, and loss on disposal of a business. Interest income (expense) is primarily attributed to “Administrative & All Other.”

The following table shows the geographic distribution of the Company’s net sales and long-lived assets as of December 31, 2019, 2018 and 2017, respectively:

	2019		2018		2017
(in thousands)	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States	$921,703	$210,349	$860,482	$210,063	$758,181	$223,184
Canada	47,948	1,181	46,874	4,257	43,176	4,650
United Kingdom	26,376	1,683	27,194	1,417	23,157	1,459
Germany	22,357	10,529	22,950	13,221	21,821	14,153
France	39,969	7,010	40,182	7,891	36,677	9,152
Poland	11,826	2,770	10,200	2,794	20,409	2,471
Sweden	13,792	1,762	15,461	1,154	16,421	1,068
Denmark	10,761	2,235	11,682	1,454	14,723	1,601
Norway	11,238	—	12,324	—	12,902	229
Switzerland	5,600	7,781	6,939	8,067	5,593	8,748
Australia	4,939	110	6,119	199	5,501	268
Belgium	5,605	1,913	5,547	1,961	5,050	2,065
The Netherlands	4,019	93	5,068	81	4,834	110
New Zealand	3,606	166	3,061	111	2,604	130
Chile	3,198	28	3,233	41	2,314	61
Other countries	3,602	10,647	1,493	11,635	3,662	12,710
	$1,136,539	$258,257	$1,078,809	$264,346	$977,025	$282,059

Net sales and long-lived assets, excluding intangible assets, are attributable to the country where the sales or manufacturing operations are located.

The Company’s wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls and are used for connecting and strengthening wood-based construction primarily in the residential construction market. Its concrete construction products include adhesives, specialty chemicals, mechanical anchors, carbide drill bits, powder actuated tools and reinforcing fiber materials and are used for restoration, protection or strengthening concrete, masonry and steel construction in residential, industrial, commercial and infrastructure construction. The following table show the distribution of the Company’s net sales by product for the years ended December 31, 2019, 2018 and 2017, respectively:

(in thousands)	2019	2018	2017
Wood Construction	$948,768	$913,202	$833,200
Concrete Construction	187,462	165,317	143,102
Other	309	290	723
Total	$1,136,539	$1,078,809	$977,025

One customer, The Home Depot, accounted for as much as 11% of net sales for the year ended December 31, 2019 and no customers accounted for as much as 10% of net sales for the years ended 2018 and 2017.

19.	Subsequent Events

On January 21, 2020, the Board declared a cash dividend of $0.23 per share of our common stock, estimated to be $10.1 million in total. The record date for the dividend will be April 2, 2020, and will be paid on April 23, 2020.

20.	Selected Quarterly Financial Data (Unaudited)

In 2018, the Company recorded out-of-period adjustments, which increased cost of sales and decreased general and administrative expenses in equal amounts. Such adjustment only applied to the North America segment, which resulted from recording certain depreciation expense on company-owned real estate as general and administrative expense rather than cost of goods sold. Income from operations and net income for each of the quarters as presented below were not affected by the adjustment. In 2018, the Company also changed its presentation of its consolidated statement of operations to display foreign exchange gain (loss), net, as a separate item below income from operations. Foreign exchange gain (loss), net, was previously included in general and administrative expenses and in income from operations. Income before tax and net income for each of the quarters as presented below were not affected by the change in presentation.

The following table sets forth selected quarterly financial data for each of the quarters in 2019 and 2018, respectively:

(in thousands, except per share amounts)

	2019				2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$262,510	$309,932	$304,853	$259,244	$241,845	$284,178	$308,007	$244,780
Cost of sales	152,457	172,288	170,674	148,990	143,641	150,282	167,442	137,157
Gross profit	110,053	137,644	134,179	110,254	98,204	133,896	140,565	107,623
Research and development and other engineering	11,771	11,972	11,055	12,260	10,216	10,441	11,249	11,150
Selling	28,097	27,672	28,687	28,112	26,278	26,879	29,201	27,573
General and administrative	39,333	37,047	41,345	39,549	45,004	37,358	38,807	37,399
Total operating expenses	79,201	76,691	81,087	79,921	81,498	74,678	79,257	76,122
Net gain on disposal of assets	(5,759)	(14)	(561)	310	(8,810)	(460)	(125)	(1,184)
Impairment of goodwill	—	—	—	—	6,686	—	—	—
Income from operations	36,611	60,967	53,653	30,023	18,830	59,678	61,433	32,685
Interest income (expense), net and other	(594)	(711)	(260)	(172)	(250)	(88)	(182)	(114)
Foreign exchange gain (loss), net	91	(1,067)	407	(591)	(530)	1,244	(689)	112
Income before income taxes	36,108	59,189	53,800	29,260	18,050	60,834	60,562	32,683
Provision for income taxes	8,051	15,503	14,223	6,598	5,293	16,473	16,476	7,253
Net income	$28,057	$43,686	$39,577	$22,662	$12,757	$44,361	$44,086	$25,430
Earnings per share of common stock:				0
Basic	$0.63	$0.98	$0.89	$0.50	$0.28	$0.96	$0.95	$0.55
Diluted	0.63	0.97	0.88	0.50	0.28	0.95	0.94	0.54
Cash dividends declared per share of common stock	$0.23	$0.23	$0.23	$0.22	$0.22	$0.22	$0.22	$0.21

Basic earnings per share of common stock (“EPS”) for each of the quarters presented above is computed based on the weighted average number of shares of common stock outstanding during the quarter. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the quarter using the treasury stock method. Dilutive potential shares of common stock include stock awards. The sum of the quarterly basic and diluted EPS amounts may not necessarily be equal to the full-year basic and diluted EPS amounts.

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31, 2019, 2018 and 2017

Column A	Column B	Column C		Column D	Column E
		Additions
		Charged	Charged
	Balance at	to Costs	to Other		Balance
(in thousands)	Beginning	and	Accounts —		at End
Classification	of Year	Expenses	Write-offs	Deductions	of Year
Year to date December 31, 2019
Allowance for doubtful accounts	$1,364	$977	$406	$—	$1,935
Allowance for sales discounts	3,317	1,431	—	—	4,748
Allowance for deferred tax assets	13,254	1,423		3,060	11,617
Year to date December 31, 2018
Allowance for doubtful accounts	996	569	201	—	1,364
Allowance for sales discounts	2,956	361	—	—	3,317
Allowance for deferred tax assets	11,114	2,477	—	337	13,254
Year to date December 31, 2017
Allowance for doubtful accounts	895	66	—	(35)	996
Allowance for sales discounts	3,050	(94)	—	—	2,956
Allowance for deferred tax assets	6,868	5,765	—	1,519	11,114

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. As of December 31, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, as of December 31, 2019, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

Grant Thornton LLP, an independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, as stated in their report included in the Company’s Consolidated Financial Statements.

Changes in Internal Control over Financial Reporting. In 2016, we began the process of implementing a fully integrated ERP platform from SAP America, Inc. (“SAP”), as part of a multi-year plan to integrate and upgrade our systems and processes. As of November 1, 2019, SAP became operational at most of our North America sales, production, warehousing and administrative locations. We believe the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be contained in the Company’s proxy statement for the 2020 Annual Meeting of Stockholders to be held on Thursday, April 23, 2020, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2019, which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be contained in the Company’s proxy statement for the 2020 Annual Meeting of Stockholders to be held on Thursday, April 23, 2020, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2019, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in the Company’s proxy statement for the 2020 Annual Meeting of Stockholders to be held on Thursday, April 23, 2020, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2019, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in the Company’s proxy statement for the 2020 Annual Meeting of Stockholders to be held on Thursday, April 23, 2020, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2019, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in the Company’s proxy statement for the 2020 Annual Meeting of Stockholders to be held on Thursday, April 23, 2020, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2019, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

1.     Consolidated financial statements

The following consolidated financial statements are filed as a part of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2019, and 2018

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2019, is filed as part of this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts-Years ended December 31, 2019, 2018 and 2017.

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

3.2	Certificate of Amendment of Certificate of Incorporation of Simpson Manufacturing Co., Inc. is incorporated by reference to Exhibit 3.1 of its Current Report on Form 8-K dated March 28, 2017.

3.3	Amended and Restated Bylaws of Simpson Manufacturing Co., Inc., as amended, are incorporated by reference to Exhibit 3.2 of its Current Report on Form 8-K dated March 28, 2017.

4.1	Description of Securities Registered under Section 12 of the Exchange Act is filed herewith.

10.1*
Form of Indemnification Agreement between Simpson Manufacturing Co., Inc. and its directors and executive officers, as well as the officers of Simpson Strong-Tie Company Inc., is incorporated by reference to Exhibit 10.2 of Simpson Manufacturing Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

*Management contract or compensatory plan or arrangement.

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

10.4*
Simpson Manufacturing Co., Inc. Executive Officer Cash Profit Sharing Plan, as amended through March 17, 2017, is incorporated by reference to Exhibit 10.4 of its Annual Report on Form 10-K dated February 28, 2018.

*Management contract or compensatory plan or arrangement.

10.5*
Simpson Manufacturing Co., Inc. Amended and Restated 2011 Incentive Plan is incorporated by reference to Exhibit A of Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 9, 2015.

*Management contract or compensatory plan or arrangement.

10.6*
Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan is incorporated by reference to Exhibit 4.5 of Simpson Manufacturing Co., Inc.’s Registration Statement on Form S-8, File Number 333-173811, dated December 15, 2015.

*Management contract or compensatory plan or arrangement.

10.7*	Form of Simpson Manufacturing Co., Inc. Director Time Based Restricted Stock Unit Agreement is filed herewith. *Management contract or compensatory plan or arrangement.

10.8*	Form of Simpson Manufacturing Co., Inc. Performance Based Restricted Stock Unit Agreement is filed herewith.
*Management contract or compensatory plan or arrangement.

10.9*	Form of Simpson Manufacturing Co., Inc. Time Based Restricted Stock Unit Agreement is filed herewith.
* *Management contract or compensatory plan or arrangement.

21.	List of Subsidiaries of the Registrant is filed herewith.

23	Consent of Grant Thornton LLP is filed herewith.

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification is filed herewith.

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification is filed herewith.

32.	Section 1350 Certifications are furnished herewith.

101
Financial statements from the annual report on Form 10-K of Simpson Manufacturing Co., Inc. for the year ended December 31, 2019, formatted in XBRL, are filed herewith and include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statement of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 25, 2020		Simpson Manufacturing Co., Inc.
(Registrant)
		By	/s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
and Duly Authorized Officer
of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/Karen Colonias	President, Chief Executive	February 25, 2020
(Karen Colonias)	Officer and Director
(principal executive officer)

Chief Financial Officer:

/s/Brian J. Magstadt	Chief Financial Officer and Treasurer	February 25, 2020
(Brian J. Magstadt)	(principal accounting and financial officer)

Directors:

/s/James S. Andrasick	Chairman of the Board and Director	February 25, 2020
(James S. Andrasick)

/s/Michael A. Bless	Director	February 25, 2020
(Michael A. Bless)

/s/Jennifer A. Chatman	Director	February 25, 2020
(Jennifer A. Chatman)

/s/Gary M. Cusumano	Director	February 25, 2020
(Gary M. Cusumano)

/s/Celeste Volz Ford	Director	February 25, 2020
(Celeste Volz Ford)

/s/Robin G. MacGillivray	Director	February 25, 2020
(Robin G. MacGillivray)

/s/Philip E. Donaldson	Director	February 25, 2020
(Philip E. Donaldson)