Form 10-Q
period 2020-03-31
Simpson Manufacturing Co., Inc.
filed 2020-05-07
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

The number of shares of the registrant’s common stock outstanding as of May 1, 2020: 43,463,983.

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	March 31,		December 31,
	2020	2019	2019
ASSETS
Current assets
Cash and cash equivalents	$301,741	$113,407	$230,210
Trade accounts receivable, net	168,736	173,140	139,364
Inventories	255,720	272,459	251,907
Assets held-for-sale	—	2,546	—
Other current assets	25,786	14,186	19,426
Total current assets	751,983	575,738	640,907

Property, plant and equipment, net	246,941	251,398	249,012
Operating lease right-of-use assets	33,725	34,324	35,436
Goodwill	131,599	131,712	131,879
Equity investment	2,474	2,511	2,480
Intangible assets, net	23,454	24,148	25,071
Other noncurrent assets	8,072	10,521	10,581
Total assets	$1,198,248	$1,030,352	$1,095,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$44,505	$35,549	$33,351
Accrued liabilities and other current liabilities	118,346	115,029	125,556
Total current liabilities	162,851	150,578	158,907
Operating lease liabilities	26,084	28,878	27,930
Long term debt, net of current portion	150,000	—	—
Deferred income tax and other long-term liabilities	17,719	15,422	16,572
Total liabilities	356,654	194,878	203,409
Commitments and contingencies (see Note 12)
Stockholders’ equity
Common stock, at par value	444	455	442
Additional paid-in capital	272,872	274,836	280,216
Retained earnings	672,485	641,168	645,507
Treasury stock	(72,058)	(55,000)	(9,379)
Accumulated other comprehensive loss	(32,149)	(25,985)	(24,829)
Total stockholders’ equity	841,594	835,474	891,957
Total liabilities and stockholders’ equity	$1,198,248	$1,030,352	$1,095,366

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$283,668	$259,244
Cost of sales	154,002	148,990
Gross profit	129,666	110,254
Operating expenses:
Research and development and other engineering	13,382	12,260
Selling	28,527	28,112
General and administrative	38,471	39,549
Total operating expenses	80,380	79,921
Net loss (gain) on disposal of assets	(64)	310
Income from operations	49,350	30,023
Interest expense, net and other	(2,533)	(763)
Income before taxes	46,817	29,260
Provision for income taxes	9,991	6,598
Net income	$36,826	$22,662
Other comprehensive income
Translation adjustment	(7,593)	(1,335)
Unamortized pension adjustments	273	—
Comprehensive net income	$29,506	$21,327

Net income per common share:
Basic	$0.84	$0.51
Diluted	$0.83	$0.50

Number of shares outstanding
Basic	44,099	44,874
Diluted	44,286	45,213

Cash dividends declared per common share	$0.23	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
At March 31, 2019 and 2020, and December 31, 2019
(In thousands except per-share amounts, unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2019	44,998	$453	$276,504	$628,207	$(24,650)	$(25,000)	$855,514
Net income	—	—	—	22,662	—	—	22,662
Translation adjustment, net of tax	—	—	—	—	(1,335)	—	(1,335)
Stock-based compensation	—	—	3,903	—	—	—	3,903
Shares issued from release of Restricted Stock Units	164	2	(5,863)	—	—	—	(5,861)
Repurchase of common stock	(505)	—	—	—	—	(30,000)	(30,000)
Cash dividends declared on common stock, $0.22 per share	—	—		(9,701)	—	—	(9,701)
Common stock issued at $54.31 per share for stock bonus	5	—	292	—	—	—	292
Balance, at March 31, 2019	44,662	455	274,836	641,168	(25,985)	(55,000)	835,474
Net income	—	—	—	111,320	—		111,320
Translation adjustment, net of tax	—	—	—	—	2,220	—	2,220
Pension adjustment, net of tax	—	—	—	—	(1,064)	—	(1,064)
Stock-based compensation	—	—	5,422	—	—	—	5,422
Shares issued from release of Restricted Stock Units	14	—	(42)	—	—	—	(42)
Repurchase of common stock	(467)	—	—	—	—	(30,816)	(30,816)
Retirement of common stock	—	(13)	—	(76,424)	—	76,437	—
Cash dividends declared on common stock, $0.69 per share	—	—	—	(30,557)	—	—	(30,557)
Balance, at December 31, 2019	44,209	442	280,216	645,507	(24,829)	(9,379)	891,957
Net income	—	—	—	36,826	—	—	36,826
Translation adjustment, net of tax	—	—	—	—	(7,593)	—	(7,593)
Pension adjustment, net of tax	—	—	—	—	273	—	273
Stock-based compensation	—	—	33	—	—	—	33
Shares issued from release of Restricted Stock Units	153	2	(7,699)	—	—	—	(7,697)
Repurchase of common stock	(902)	—	—	—	—	(62,679)	(62,679)
Cash dividends declared on common stock, $0.23 per share	—	—	—	(9,848)	—	—	(9,848)
Common stock issued at $80.38 per share for stock bonus	4	—	322	—	—	—	322
Balance at March 31, 2020	43,464	$444	$272,872	$672,485	$(32,149)	$(72,058)	$841,594

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net income	$36,826	$22,662
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain)/loss on sale of assets and other	(58)	286
Depreciation and amortization	9,734	9,758
Noncash lease expense	1,997	1,675
Deferred income taxes	1,430	1,371
Noncash compensation related to stock plans	277	4,105
Provision (benefit) of doubtful accounts	721	(3)
Changes in operating assets and liabilities:
Trade accounts receivable	(32,161)	(26,968)
Inventories	(5,962)	3,080
Trade accounts payable	11,018	1,915
Other current assets	(6,821)	323
Accrued liabilities and other current liabilities	(4,927)	(6,718)
Other noncurrent assets and liabilities	651	(1,838)
Net cash provided by operating activities	12,725	9,648
Cash flows from investing activities
Capital expenditures	(6,795)	(7,352)
Asset acquisitions, net of cash acquired	—	(3,492)
Proceeds from sale of property and equipment	561	38
Net cash used in investing activities	(6,234)	(10,806)
Cash flows from financing activities
Repurchase of common stock	(62,679)	(30,000)
Proceeds from line of credit	154,529	6,758
Repayments of line of credit and capital leases	(5,415)	(6,459)
Dividends paid	(10,169)	(9,901)
Cash paid on behalf of employees for shares withheld	(7,699)	(5,864)
Net cash provided by (used) in financing activities	68,567	(45,466)
Effect of exchange rate changes on cash and cash equivalents	(3,527)	(149)
Net increase (decrease) in cash and cash equivalents	71,531	(46,773)
Cash and cash equivalents at beginning of period	230,210	160,180
Cash and cash equivalents at end of period	$301,741	$113,407
Noncash activity during the period
Noncash capital expenditures	$289	$284
Dividends declared but not paid	10,204	9,761
Contingent consideration for acquisition	—	309
Issuance of Company’s common stock for compensation	322	292

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation under GAAP. Uncertainty created by the COVID-19 pandemic will likely impact our operations, customers, and various areas of risk. We assessed certain accounting matters that require the use of estimates and assumptions in context with the known and projected future impacts of COVID-19. The Company's actual results could differ materially from those estimates.

Interim Reporting Period

The accompanying unaudited quarterly condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These interim statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”).

The unaudited quarterly condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial information set forth therein in accordance with GAAP. Certain prior period amounts in the condensed consolidated financial statements and the accompanying notes have been reclassified to conform to the current period’s presentation. The year-end condensed consolidated balance sheet data provided herein were derived from audited financial statements included in the 2019 Form 10-K, but do not include all disclosures required by GAAP. The Company’s quarterly results fluctuate. As a result, the Company believes the results of operations for this interim period presented are not indicative of the results to be expected for any future periods.

Revenue Recognition

Generally, the Company’s revenue contract with a customer exists when goods are shipped, and services (if any) are rendered; and its related invoice is generated. The duration of the contract does not extend beyond the promised goods or services already transferred. The transaction price of each distinct promised product or service specified in the invoice is based on its relative standalone selling price. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer at a point in time. The Company’s shipping terms provide the primary indicator of the transfer of control. The Company’s general shipping terms are F.O.B. shipping point, where title and risk and rewards of ownership transfer at the point when the products leave the Company’s warehouse. The Company recognizes revenue based on the consideration specified in the invoice with a customer, less any sales incentives, discounts, and amounts collected on behalf of third parties (i.e., governmental tax authorities). Based on historical experience with the customer, the customer's purchasing pattern and its significant experience selling products, the Company concluded that a significant reversal in the cumulative amount of revenue recognized will not occur when the uncertainty (if any) is resolved (that is, when the total amount of purchases is known). Refer to Note 2 for additional information.

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

Accounting for Stock-Based Compensation

The Company recognizes stock-based expense related to restricted stock unit awards on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally a vesting term of four years. Stock-based expense related to performance share grants are measured based on the grant date fair value and expensed on a graded basis over the service periods of the awards, which is generally a performance period of three years. The performance conditions are based on the Company's achievement of revenue growth and return on invested capital over the performance period, and are evaluated for the probability of vesting at each reporting period end with changes in expected results recognized as an adjustment to expense. The assumptions used to calculate the fair value of options or restricted stock units are evaluated and revised, as necessary, to reflect market conditions and the Company's expectations.

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

As of March 31, 2020 and 2019, the Company’s investments included in cash equivalents consisted of only money market funds, which are the Company’s primary financial instruments and carried at cost, approximating fair value, based on Level 1 inputs. The balance of the Company’s primary financial instruments as of March 31, 2020 and 2019 was $0.1 million and $0.2 million, respectively. The carrying amounts of trade accounts receivable, accounts payable, accrued liabilities and long-term debt approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions and equity investment are classified as Level 3 within the fair value hierarchy as it is based on unobserved inputs such as management estimates and entity-specific assumptions and is evaluated on an ongoing basis.

Income Taxes

The Company uses an estimated annual tax rate to measure the tax benefit or tax expense recognized in each interim period.

Accounting Standards - Recently Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 amendments provide guidance on accounting for current expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. The required measurement methodology is based on expected loss model that includes historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 eliminates the probable incurred loss recognition in current GAAP. The Company adopted ASU 2016-13 prospectively on January 1, 2020. Historically, the Company's actual credit losses have not been material. The Company's financial assets in the scope of ASU 2016-13 mainly consist of short-term trade receivables. In estimating expected credit loss, we are using the aging method, such as pooling receivable based on the levels of delinquency and applying historical loss rates, adjusted for current conditions and reasonable and supportable forecasts, to each pool. The Company will regularly reassess the customer group by using its best judgment when considering changes in customers' credit ratings, customers' historical payments and loss experience, current market and economic conditions, and the Company's expectations of future market and economic conditions. Adoption of ASU 2016-13 had no material effect on the Company's consolidated financial statements and footnote disclosures.

All other issued and effective accounting standards during the first quarter of 2020 were determined to be not relevant or material to the Company.

2.    Revenue from Contracts with Customers

Disaggregated revenue

The Company disaggregates net sales into the following major product groups as described in the footnote for segment information included in these interim financial statements under Note 13.

Wood Construction Products Revenue. Wood construction products represented 86% and 84% of total net sales in the three months ended March 31, 2020 and 2019, respectively.

Concrete Construction Products Revenue. Concrete construction products represented 14% and 16% of total net sales in the three months ended March 31, 2020 and 2019, respectively.

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

Other revenue. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and services were less than 1.0% of net sales and recognized as the services are completed or by transferring control over a product to a customer at a point in time. Services may be sold separately or in bundled packages. The typical contract length for a service is generally less than one year. For bundled packages, the Company accounts for individual services separately when they are distinct within the context of the contract. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from the service on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services in a bundle based on their relative stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the services.

Reconciliation of contract balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of March 31, 2020, the Company had no contract assets or contract liabilities from contracts with customers.

3.    Net Income Per Share

The following table reconciles basic net income per share of the Company's common stock to diluted net income per share for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Net income available to common stockholders	$36,826	$22,662
Basic weighted-average shares outstanding	44,099	44,874
Dilutive effect of potential common stock equivalents — restricted stock units	187	339
Diluted weighted-average shares outstanding	44,286	45,213
Net income per common share:
Basic	$0.84	$0.51
Diluted	$0.83	$0.50

4.    Stockholders' Equity

Share Repurchases

During the first quarter of 2020, the Company repurchased 902,340 shares of the Company's common stock in the open market at an average price of $69.46 per share, for a total of $62.7 million. As of March 31, 2020, approximately $37.3 million remains available for repurchase under the previously announced $100.0 million share repurchase authorization (which expires at the end of 2020).

5.    Stock-Based Compensation

The Company allocates stock-based compensation expense related to equity plans for employees and non-employee directors among the cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. The Company recognized stock-based compensation expense related to its equity plans for employees of $0.3 million and $4.1 million for the three months ended March 31, 2020 and 2019, respectively. The $3.8 million decrease in stock-based compensation expense was due to the reevaluation of the expected performance conditions and updated expected vesting during the first quarter of 2020.

During the three months ended March 31, 2020, the Company granted 157,712 restricted stock units ("RSUs") to the Company's employees, including officers at an estimated weighted average fair value of $75.86 per share based on the closing price (adjusted for the present value of dividends) of the Company's common stock on the grant date. The RSUs granted to the Company's employees may be time-based and performance-based. Certain of the performance-based RSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the RSU agreement over a cumulative three-year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time-based RSUs that are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year vesting-term of the award.

The Company’s seven non-employee directors are entitled to receive approximately $690 thousand in equity compensation annually. The number of shares ultimately granted are based on the average closing share price for the Company over the 60 day period prior to approval of the award in April of each year. In April 2020, the Company granted 9,239 shares of common stock to the Company's non-employee directors, based on the average closing price of $74.66 per share. The Company recognized expense on these shares at an estimated fair value of $58.72 per share based on the closing price of the Company's common stock on the grant date, for a total expense of $543 thousand.

As of March 31, 2020, the Company's aggregate unamortized stock compensation expense was approximately $8.9 million, which is entirely attributable to unvested RSUs and is expected to be recognized in expense over a weighted-average period of 2.7 years.

6.    Trade Accounts Receivable, Net

Trade accounts receivable at the dates indicated consisted of the following:

	At March 31,		At December 31,
(in thousands)	2020	2019	2019
Trade accounts receivable	$174,853	$176,896	$144,729
Allowance for doubtful accounts	(2,761)	(1,195)	(1,935)
Allowance for sales discounts and returns	(3,356)	(2,561)	(3,430)
	$168,736	$173,140	$139,364

7.    Inventories

Inventories at the dates indicated consisted of the following:

	At March 31,		At December 31,
(in thousands)	2020	2019	2019
Raw materials	$89,903	$91,850	$95,575
In-process products	19,464	24,690	23,672
Finished products	146,353	155,919	132,660
	$255,720	$272,459	$251,907

8.    Property, Plant and Equipment, Net

Property, plant and equipment, net, at the dates indicated consisted of the following:

	At March 31,		At December 31,
(in thousands)	2020	2019	2019
Land	$27,964	$29,251	$28,092
Buildings and site improvements	193,971	196,848	195,210
Leasehold improvements	4,832	4,831	4,911
Machinery, equipment, and software	354,931	335,906	351,379
	581,698	566,836	579,592
Less accumulated depreciation and amortization	(351,776)	(326,181)	(346,594)
	229,922	240,655	232,998
Capital projects in progress	17,019	10,743	16,014
	$246,941	$251,398	$249,012

9.    Goodwill and Intangible Assets, Net

Goodwill at the dates indicated was as follows:

	At March 31,		At December 31,
(in thousands)	2020	2019	2019
North America	$95,988	$96,491	$96,244
Europe	34,445	33,867	34,300
Asia/Pacific	1,166	1,354	1,335
Total	$131,599	$131,712	$131,879

Intangible assets, net, at the dates indicated were as follows:

	At March 31, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$33,755	$(20,039)	$13,716
Europe	25,410	(15,672)	9,738
Total	$59,165	$(35,711)	$23,454

	At March 31, 2019
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$30,824	$(16,795)	$14,029
Europe	23,435	(13,316)	10,119
Total	$54,259	$(30,111)	$24,148

	At December 31, 2019
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$33,756	$(19,173)	$14,583
Europe	25,500	(15,012)	10,488
Total	$59,256	$(34,185)	$25,071

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization expense of definite-lived intangible assets was $1.5 million and $1.3 million for each of the three-month periods ended March 31, 2020 and 2019, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 5.7 years.

The only indefinite-lived intangible asset, consisting of a trade name, totaled $0.6 million at March 31, 2020.

At March 31, 2020, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)

Remaining nine months of 2020	$4,441
2021	5,370
2022	3,437
2023	2,611
2024	1,660
2025	1,315
Thereafter	4,004
$22,838

The changes in the carrying amount of goodwill and intangible assets for the three months ended March 31, 2020, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2019	$131,879	$25,071
Amortization	—	(1,526)
Foreign exchange	(280)	(91)
Balance at March 31, 2020	$131,599	$23,454

10.     Leases

Operating Lease and Finance Obligations

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

Finance Lease Obligations

The Company has finance leases for data centers and certain office equipment, which was recorded in fixed assets as capital lease obligations. These finance lease obligations are included in current liabilities and other long-term liabilities in the accompanying consolidated balance sheets. The interest rates for these two capital leases are 2.89% and 3.50%, respectively, and the two leases will mature in May 2021 and July 2021, respectively.

The following table provides a summary of leases included on the condensed consolidated balance sheets, condensed consolidated statements of earnings, and condensed consolidated statements of cash flows as of March 31, 2020 and 2019:

	Condensed Consolidated Balance Sheets Line Item	March 31,
(in thousands)		2020	2019
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$33,725	34,324
Liabilities
Operating - current	Accrued expenses and other current liabilities	$7,603	6,256
Operating - noncurrent	Operating lease liabilities	26,084	28,878
Total operating lease liabilities		$33,687	35,134
			—
Finance leases
Assets
Property and equipment, gross	Property, plant and equipment, net	$3,566	3,569
Accumulated amortization	Property, plant and equipment, net	(2,903)	(2,255)
Property and equipment, net	Property, plant and equipment, net	$663	1,314
Liabilities
Other current liabilities	Accrued expenses and other current liabilities	$1,125	1,098
Other long-term liabilities	Deferred income tax and other long-term liabilities	6	1,319
Total finance lease liabilities		$1,131	2,417

The components of lease expense were as follows:

	Condensed Consolidated Statements of Operations Line Item	Three Months Ended March 31,
(in thousands)		2020	2019
Operating lease cost	General administrative expenses and cost of sales	$2,492	$2,191

Finance lease cost:
Amortization of right-of-use assets	General administrative expenses	$218	$218
Interest on lease liabilities	Interest expense, net	11	20
Total finance lease		$229	$238

Other information

Supplemental cash flow information related to leases as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,418	$2,087
Finance cash flows for finance leases	290	270

Operating right-of-use assets obtained in exchange for lease obligations during the current period	2,068	407

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2020:

(in thousands)	Operating Leases	Finance Leases
Remaining nine months of 2020	$7,200	$870
2021	8,477	285
2022	6,392	—
2023	4,358	—
2024	2,458	—
Thereafter	11,282	—
Total lease payments	40,167	1,155
Less: Present value discount	(6,480)	(24)
Total lease liabilities	$33,687	$1,131

The following table summarizes the Company's lease terms and discount rates as of March 31, 2020 and 2019:

Weighted-average remaining lease terms (in years):	2020	2019
Operating leases	6.38	7.21
Finance leases	1.19	2.18
Weighted-average discount rate:
Operating leases	5.36%	5.37%
Finance leases	3.24%	3.22%

11.    Debt

The Company is a borrower, and certain of its domestic subsidiaries are guarantors under a credit agreement, which provides the Company with $304.0 million in revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

As previously disclosed, the Company's primary credit facility is the $300.0 million revolving line of credit (the “Credit Facility”). In March 2020, the Company elected to draw down $150.0 million from the Credit Facility to increase its cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 outbreak. Total available credit as of March 31, 2020, was $153.8 million, including the Credit Facility and other revolving credit lines.

The Company had $0.2 million and $0.7 million outstanding balance under other revolving credit lines, as of March 31, 2020, and December 31, 2019, respectively, and had $1.5 million outstanding balance as of March 31, 2019. The Company was in compliance with its financial covenants at March 31, 2020.

12.    Commitments and Contingencies

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

The following tables illustrate certain measurements used by management to assess the performance of its reportable segments as of or for the following periods:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net Sales
North America	$249,050	$221,431
Europe	32,732	35,780
Asia/Pacific	1,886	2,033
Total	$283,668	$259,244
Sales to Other Segments*
North America	$640	$341
Europe	1,254	458
Asia/Pacific	4,813	6,396
Total	$6,707	$7,195
Income (Loss) from Operations
North America	$53,561	$32,814
Europe	(1,670)	(384)
Asia/Pacific	(604)	(542)
Administrative and all other	(1,937)	(1,865)
Total	$49,350	$30,023

*    Sales to other segments are eliminated in consolidation.

			At
	At March 31,		December 31,
(in thousands)	2020	2019	2019
Total Assets
North America	$1,153,775	$1,155,633	$1,269,545
Europe	163,476	167,769	169,785
Asia/Pacific	27,919	27,131	30,055
Administrative and all other	(146,922)	(320,181)	(374,019)
Total	$1,198,248	$1,030,352	$1,095,366

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $248.7 million, $76.0 million, and $161.4 million, as of March 31, 2020 and 2019, and December 31, 2019, respectively. Total "Administrative and all other" assets are net of inter-segment due to and from accounts eliminated in consolidation.

While the Company manages its business by geographic segment, the following table illustrates the distribution of the Company’s net sales by product group as additional information for the following periods:

	Three Months Ended March 31,
(in thousands)	2020	2019

Wood construction products	$242,520	$217,613
Concrete construction products	41,012	41,577
Other	136	54
Total	$283,668	$259,244

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

No customer accounted for as much as 10% of net sales for the three months ended March 31, 2020. The Company’s largest customer for three months ended March 31, 2019 accounted for 10.6% of net sales, which was attributable mostly to the North America segment.

14.    Subsequent Events

In March 2020, the World Health Organization categorized coronavirus disease 2019 (COVID-19) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. While the response to the COVID-19 outbreak continues to rapidly evolve, it has led to stay-at-home orders and social distancing guidelines that have seriously disrupted activities in large segments of the economy.

As of the date of issuance of the financial statements, April 2020 sales decreased approximately 15.0% percent compared to March 2020 sales, driven by the COVID-19 related economic slowdown. The Company considers the outbreak of COVID-19 as a nonrecognized subsequent event in accordance with accounting standards codification Topic 855, Subsequent Events, requiring disclosure in these unaudited condensed consolidated financial Statements. The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented.

We are mitigating negative impacts to our operating results by taking significant actions, including postponing non-essential capital expenditures, reducing operating costs, modulating production in line with demand, and substantially reducing discretionary spending. These countermeasures are expected to partially mitigate the impacts of COVID-19 on the Company's full-year 2020 financial results. As the impact of the COVID-19 pandemic on the economy and the Company's operations evolves, the Company will continue to assess the impact on the Company's operations and respond accordingly.

On April 23, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per share, estimated to be $10.2 million in total. The dividend will be payable on July 23, 2020, to the Company's stockholders of record on July 2, 2020.

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

Forward-looking statements are subject to inherent uncertainties, risk and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in our forward looking statements include, among others, those discussed under the Item 1A. Risk Factors and Item7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Form 10-K and Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II Item 1A Risk Factors in this Form 10-Q. Additional risks include: the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies, such as the recent outbreak of coronavirus disease 2019 (COVID-19); volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; and reliance on employees subject to collective bargaining agreements.

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

•	Achieve a net sales compounded annual growth rate of approximately 8% (from $860.7 million reported in fiscal 2016) through fiscal 2020.

•
Rationalize our cost structure to improve company-wide profitability by reducing total operating expenses as a percentage of net sales from 31.8% in fiscal 2016 to a range of 26.0% to 27.0% by fiscal 2020.

•
Improve our working capital management and overall balance sheet discipline primarily through the reduction of inventory levels in connection with the implementation of Lean principles in many of our factories.

Through execution on the 2020 Plan, we targeted a return on invested capital (1) within the range of 15% to 16% by the end of fiscal 2020.

On January 30, 2020, the WHO announced a global health emergency because of COVID-19 and the risks to the international community as the virus spreads globally beyond its point of origin in Wuhan, China. In March 2020, the WHO categorized COVID-19 as a pandemic based on the rapid increase in exposure globally, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. Additionally, government authorities in the countries and states where we operate have issued various and differing shelter in place, stay at home, social distancing guidelines and other measures in response to the COVID-19 pandemic. In many of those locations our products and services are classified as an essential business and all of our North America manufacturing and distribution facilities continue to operate in accordance with those orders.

However in late March, two of our larger European manufacturing facilities in the United Kingdom and France were ordered to cease nearly all operations, forcing us to temporarily furlough many of those affected employees. Our supply chain partners have been very supportive and continue to do their part to ensure that service levels to our customers remain strong and, to date, we have not experienced any supply-chain disruptions related to COVID-19 and have been able to meet our customers’ needs.

A significant portion of the Company's total product sales is dependent on US housing starts and its business, financial condition and results of operations depends significantly on the level of housing and residential construction activity, which is expected to be negatively affected by the COVID-19 outbreak and pandemic. The Company anticipates a downturn in economic conditions and a slowdown in single-family housing starts. In the month of April sales declined compared to March levels due to lower demand from the anticipated slowdown in housing starts and general construction activity. Declines in housing and residential construction, such as housing starts and home improvement projects, which generally occur during economic downturns, have in the past significantly reduced, and in the future can be expected to reduce, the demand for, and net sales, of the Company's products.

During the first quarter of 2020, the execution of our 2020 Plan continued to deliver financial and operational efficiencies. However, we anticipate that the effects of responses to COVID-19 will have a negative effect on our North America and Europe operations in the short term. The magnitude and duration of the outbreak, including its impact on our operations, supply chain partners and general economic conditions, is uncertain and we continue to monitor the impact of the pandemic on our operations and financial condition, which was not significantly adversely impacted in the first quarter of 2020. We are uncertain of the long-term effects on the North America segment and Europe segment at this time

The Company has proactively taken measures to maintain and preserve its strong financial position and flexibility, including drawing down on the Credit Facility, temporarily suspending our stock repurchase program, implementing a hiring freeze and adjusting employee hours based on lower production levels in the near term. The Company will also remain conservative in our capital allocation approach with a focus on cash preservation.

The rapidly developing COVID-19 pandemic has generated significant uncertainty in the economy and the full impact of the outbreak continues to evolve. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

Given the uncertainties surrounding the impact of COVID-19 on our business, which may include the economic impact on our operations, consumers, suppliers and vendors, we are withdrawing our prior full year 2020 guidance, as well as the financial targets from our 2020 Plan and, at this time, we are unable to provide updated full year 2020 guidance.

Factors Affecting Our Results of Operations

Unlike lumber or other products that have a more direct correlation to U.S. housing starts, our products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. Our products are generally used in a sequential process that follows the construction process. Residential and commercial construction begins with the foundation, followed by the wall and the roof systems, and then the installation of our products, which flow into a project or a house according to these schedules.

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

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19 which has spread from China to many other countries including the United States. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, social distancing guidelines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

Notwithstanding our continued operations and first quarter performance, COVID-19 may have negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets of many countries. Any resulting economic downturn could adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials. The progression of this matter could also negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers, among others.

In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above, which may significantly hamper our production throughout the supply chain and constrict sales channels. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. The current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. Our consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by management as of March 31, 2020. Events and changes in circumstances arising after March 31, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods. For further discussion of this matter, refer “Item 1A. Risk Factors” in Part II of this Form 10-Q.

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

We went live with our first wave of the SAP implementation project in February of 2018, and we implemented SAP at three additional locations in 2019 and 2020. We are tracking toward rolling out SAP technology in our remaining North America branches by late 2020, and companywide completion of the SAP roll-out is currently targeted for the end of 2021. Meeting the 2021 goal is highly dependent on the lifting of current travel restrictions, which are the result of COVID-19. While we believe the SAP implementation will be beneficial to the Company over time, annual operating expenses have and are expected to continue to increase through 2024 as a result of the SAP implementation, primarily due to increases in training costs and the depreciation of previously capitalized costs. As of March 31, 2020, we have capitalized $19.4 million and expensed $29.3 million of the costs, including depreciation of capitalized costs associated with the ERP project.

Business Segment Information

Historically our North America segment has generated more revenues from wood construction products compared to concrete construction products. During most of the first quarter of 2020, favorable economic conditions and weather resulted in higher than projected single-family housing starts and increased wood construction product sales volumes over the same time period of 2019, which had extremely wet weather and lower single family housing starts. Our wood construction product net sales increased 14.5% for the quarter ended March 31, 2020 compared to March 31, 2019, primarily due to increased sales volumes. Our concrete construction product net sales increased 1.4% for the quarter ended March 31, 2020 compared to March 31, 2019 due to lower volumes higher average prices. Operating profits increased due to higher sales, lower cost of goods sold, mostly due to lower material and factory and overhead costs, and flat operating expenses. In operating expenses, a reduction in stock-based compensation expense was partly offset by an increase in cash profit sharing expense.

Our Europe segment also generates more revenues from wood construction products than concrete construction products. Europe net sales decreased primarily due to the effects of COVID-19, which was primarily due to a number of countries issuing home and shelter orders ahead of the United States and also due to a decreased number concrete jobs in the first quarter of 2020 compared to the first quarter of 2019. Wood construction product sales decreased 6.8% for the quarter ended March 31, 2020 compared to March 31, 2019. Concrete construction product sales are mostly project based, and net sales decreased 17.8% for the quarter ended March 31, 2020 compared to March 31, 2019. Europe net sales were negatively affected by approximately $1.0 million in foreign currency translations due to Europe currencies weakening against the United States dollar. Gross margins improved slightly, mostly due to lower material costs while operating expenses increased $0.4 million for the quarter ended March 31, 2020 compared to March 31, 2019, which was partly due to increased severance and intangible amortization expense.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

As of the date of issuance of the financial statements, April 2020 sales decreased approximately 15% percent compared to March 2020 sales, driven by the COVID-19 related economic slowdown.

Results of Operations for the Three Months Ended March 31, 2020, Compared with the Three Months Ended March 31, 2019

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended March 31, 2020, against the results of operations for the three months ended March 31, 2019. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended March 31, 2019 and the three months ended March 31, 2020.

First Quarter 2020 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the three months ended March 31, 2020, from the three months ended March 31, 2019, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	March 31,	North		Asia/	Admin &	March 31,
(in thousands)	2019	America	Europe	Pacific	All Other	2020
Net sales	$259,244	$27,619	$(3,048)	$(147)	$—	$283,668
Cost of sales	148,990	7,221	(2,194)	5	(20)	154,002
Gross profit	110,254	20,398	(854)	(152)	20	129,666
Research and development and other engineering expense	12,260	1,153	7	(27)	(11)	13,382
Selling expense	28,112	449	93	(102)	(25)	28,527
General and administrative expense	39,549	(1,590)	344	41	127	38,471
Total operating expenses	79,921	12	444	(88)	91	80,380
Net loss (gain) on disposal of assets	310	(361)	(12)	(1)	—	(64)
Income from operations	30,023	20,747	(1,286)	(63)	(71)	49,350
Interest expense, net and other	(763)	(733)	(1,390)	180	173	(2,533)
Income before income taxes	29,260	20,014	(2,676)	117	102	46,817
Provision for income taxes	6,598	3,809	(486)	53	17	9,991
Net income	$22,662	$16,205	$(2,190)	$64	$85	$36,826

Net sales increased 9.4% to $283.7 million from $259.2 million. Net sales to home centers, dealer distributors, lumber dealers and contract distributors increased primarily due to increases in sales volumes. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 86% and 84% of the Company's total net sales in the first quarters of 2020 and 2019, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14% and 16% of the Company's total net sales in the first quarters of 2020 and 2019, respectively.

Gross profit increased 17.6% to $129.7 million from $110.3 million. Gross margins increased to 45.7% from 42.5%, primarily due to lower material and factory and overhead expense (on higher production), partly offset by higher warehouse, labor and shipping expense each as a percentage of net sales. Gross margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, increased to 47.5% from 44.7% for wood construction products and increased to 45.3% from 39.4% for concrete construction products, respectively.

Research and development and engineering expense increased 9.2% to $13.4 million from $12.3 million, primarily due to increases of $0.6 million in cash profit sharing expense and $0.4 million in personnel costs.

Selling expense increased 1.5% to $28.5 million from $28.1 million, primarily due to increases of $1.7 million in cash profit sharing and sales commission expense, $0.7 million in personnel costs, partly offset by decreases of $0.3 million in advertising and promotion expense and $0.2 million in professional fees.

General and administrative expense decreased 2.7% to $38.5 million from $39.5 million, primarily due to decreases of $2.4 million in stock-based compensation expense and $2.0 million in professional fees, including consulting fees, partly offset by increases of $1.5 million in personnel expense, $1.4 million in cash profit sharing expense and $0.7 million in bad debt expense. Included in general and administrative expense are SAP implementation and support costs of $3.4 million, which increased $1.0 million from the prior quarter.

Our effective income tax rate decreased to 21.3% from 22.5%, primarily due to a windfall tax credit on the vesting of restricted stock units during the first quarter of 2020.

Consolidated net income was $36.8 million compared to $22.7 million. Diluted net income per common share was $0.83 compared to $0.50.

Net sales

The following table represents net sales by segment for the three-month periods ended March 31, 2020 and 2019, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
March 31, 2019	$221,431	$35,780	$2,033	$259,244
March 31, 2020	249,050	32,732	1,886	283,668
Increase (decrease)	$27,619	$(3,048)	$(147)	$24,424
Percentage Increase (decrease)	12.5%	(8.5)%	(7.2)%	9.4%

The following table represents segment net sales as percentages of total net sales for the three-month periods ended March 31, 2020 and 2019, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2019 net sales	85%	14%	1%	100%
Percentage of total 2020 net sales	88%	12%	—%	100%

Gross profit

The following table represents gross profit by segment for the three-month periods ended March 31, 2020 and 2019, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
March 31, 2019	$98,397	$11,555	$319	$(17)	$110,254
March 31, 2020	118,795	10,701	167	3	129,666
Increase (decrease)	$20,398	$(854)	$(152)	$20	$19,412
Percentage Increase (decrease)	20.7%	(7.4)%	*	*	17.6%

* The statistic is not meaningful or material.

The following table represents gross profit as a percentage of sales by segment for the three months ended March 31, 2020 and 2019, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2019 gross profit percentage	44.4%	32.3%	15.7%	*	42.5%
2020 gross profit percentage	47.7%	32.7%	8.9%	*	45.7%

* The statistic is not meaningful or material.

North America

•	Net sales increased 12.5%, primarily due to increases in sales volumes. Canada's net sales were negatively affected by foreign currency translation.

•
Gross profit as a percentage of net sales increased to 47.7% from 44.4% primarily due to lower material costs and factory and overhead costs (on higher production), partly offset by higher warehouse, labor and shipping expense, each as a percentage of net sales.

•	Research and development and engineering expense increased $1.2 million, primarily due to an increases of $0.7 million in cash profit sharing expense and $0.4 million in personnel costs.

•
Selling expense increased $0.4 million, primarily due to increases of $1.9 million in cash profit sharing and sales commission expense and $0.6 million in personnel costs, partly offset by decreases of $1.1 million in stock-based compensation, $0.4 million in advertising and promotional expenses and $0.2 million in professional fees.

•
General and administrative expense decreased $1.6 million, primarily due to decreases of $2.4 million in stock-based compensation and $2.0 million in professional fees, partly offset by increases of $1.6 million in personnel expense mostly from increased SAP implementation expenses, $0.7 million in bad debt expense and $0.7 million in cash profit sharing expense. Included in general and administrative expense are SAP related costs of $2.7 million, which increased $0.7 million from the prior quarter.

•	Income from operations increased by $20.7 million, primarily due to increased gross profit.

Europe

•
Net sales decreased 8.5%, primarily due to lower sales volumes, which was partly related to the COVID-19 pandemic. Net sales were impacted by approximately $1.0 million of negative foreign currency translations resulting from some Europe currencies weakening against the United States dollar. In local currency, Europe net sales decreased.

•
Gross profit as a percentage of net sales increased to 32.7% from 32.3%, primarily due to decreases in material costs, partly offset by higher labor, factory and overhead costs, shipping and warehouse costs, each as a percentage of net sales.

•
General and administrative expense increased $0.3 million, primarily due to increases of $0.2 million cash profit sharing expense and $0.2 million in severance expense, partly offset by an increase of $0.1 million in amortization expense on intangibles acquired in fiscal year 2019. Included in general and administrative expense are SAP related costs of $0.6 million, which increased $0.4 million from the prior quarter.

•	Loss from operations was $1.7 million compared to a loss of $0.4 million, primarily due to lower net sales and increased operating expenses.

Asia/Pacific

•
For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended March 31, 2020 and 2019, respectively.

Effect of New Accounting Standards

See "Note 1 Basis of Presentation — Recently Adopted Accounting Standards” to the accompanying unaudited interim condensed consolidated financial statements.

Liquidity and Sources of Capital

The Company is a borrower, and certain of its domestic subsidiaries are guarantors under a revolving credit agreement with Wells Fargo Bank, N.A. as administrative agent, and certain other lenders, which provides the Company with a $300.0 million revolving line of credit (the “Credit Facility”), and an irrevocable standby letter of credit in support of various insurance deductibles.

As previously disclosed, as a proactive measure, the Company elected to draw down $150.0 million from the Credit Facility to increase its cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 outbreak. The proceeds from the borrowings are available to be used for working capital, general corporate or other purposes permitted by the Credit Facility. Total available credit as of March 31, 2020, was $153.6 million, including the Credit Facility and other revolving credit lines.

Given current circumstances, the Company has temporarily suspended until further notice its capital allocation strategy first announced in August 2015 and updated in August 2016, which included growing our business by internal improvements and repurchasing our common stock. Our current principal use of liquidity are the costs and expenses associated with our operations.

As of March 31, 2020, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Cash and cash equivalents of $53.1 million are held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the United States. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

The following table presents selected financial information as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively:

	At March 31,	At December 31,	At March 31,
(in thousands)	2020	2019	2019

Cash and cash equivalents	$301,741	$230,210	$113,407
Property, plant and equipment, net	246,941	249,012	251,398
Goodwill, intangible assets and equity investment	157,527	159,430	158,371
Working capital	589,132	482,000	425,160

The following table provides cash flow indicators for the three-month periods ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$12,725	$9,648
Investing activities	(6,234)	(10,806)
Financing activities	68,567	(45,466)

Cash flows from operating activities result primarily from our earnings, and are also affected by changes in operating assets and liabilities which consist primarily of working capital balances. As a significant portion of our revenues are derived from manufacturing building construction materials, our operating cash flows are subject to seasonality and are cyclically associated with the volume and timing of construction project starts. For example, trade accounts receivable is generally at its lowest at the end of the fourth quarter and increases during the first, second and third quarters.

During the three months ended March 31, 2020, operating activities provided $12.7 million in cash and cash equivalents, as a result of $36.8 million from net income and $14.1 million from non-cash adjustments to net income, which included depreciation and amortization expense. The increase in net cash provided by operating activities was partly offset by a decrease of $38.2 million in the net change in operating assets and liabilities, including an increase of $32.2 million in trade accounts receivable. Cash used in investing activities of $6.2 million during the three months ended March 31, 2020 consisted primarily of $6.8 million for property, plant and equipment expenditures. Cash provided by financing activities of $68.6 million during the three months ended March 31, 2020 consisted primarily of $150.0 million provided by a draw\ on our credit facility, partly offset by $62.7 million used for share repurchases and $10.2 million used to pay cash dividends.

Cash flow used for investing activities result primarily from the capital expenditures. Our capital spending in 2018, 2019 and the three months ended March 31, 2020 was $29.3 million, $32.7 million and $6.8 million, respectively, which was primarily used for machinery and equipment purchases and software in development. Based on current information and subject to future events and circumstances, we postponed new capital spending for fiscal year 2020 except primarily for safety and equipment replacement projects.

Cash flow provided by financing activities was primarily due to the Company borrowing $150.0 million on its credit facility. During the first quarter of 2020, we used $62.7 million to purchase 902,340 shares of the Company's common stock on the open market at an average price of $69.46 per share and we used $10.2 million to pay dividends to our stockholders.

On April 23, 2020, the Board declared a quarterly cash dividend of $0.23 per share, estimated to be $10.2 million in total. The dividend will be payable on July 23, 2020, to the Company's stockholders of record on July 2, 2020.

As illustrated in the table below, since 2014, the Company has repurchased over seven-and-a-half million shares of the Company's common stock, which represents approximately 15.4% of our shares of common stock outstanding at the beginning of 2015. Including dividends, we have returned cash of $604.3 million, which represents 84.6% of our total cash flow from operations during the same period.

(in thousands)	Number of Shares Repurchased	Cash Paid for Share Repurchases	Cash paid for Dividends	Total
January 1 - April 30, 2020	902	$62,679	$20,400	$83,079
January 1 - December 31, 2019	972	60,816	40,258	101,074
January 1 - December 31, 2018	1,955	110,540	39,891	150,431
January 1 - December 31, 2017	1,138	70,000	36,981	106,981
January 1 - December 31, 2016	1,244	53,502	32,711	86,213
January 1 - December 31, 2015	1,339	47,144	29,352	76,496
Total	7,550	$404,681	$199,593	$604,274

Given current circumstances, the Company has temporarily suspended its share repurchase program as of March 31, 2020. As of March 31, 2020, approximately $37.3 million remained available under the $100.0 million repurchase authorization, which expires December 31, 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

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

Foreign currency translation adjustments on the Company's underlying assets and liabilities resulted in an accumulated other comprehensive loss of $7.6 million for the three months ended March 31, 2020, and an accumulated other comprehensive loss of $1.3 million for the three months ended March 31, 2019, due to the strengthening of the United States dollar in relation to almost all currencies.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which bears interest at variable rates. The variable interest rates on the Credit Facility fluctuate and exposes us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. At March 31, 2020, the Company had $150.0 million outstanding under the Credit Facility at an average annualized interest rate of approximately 1.9%. We currently do not engage in any interest rate hedging activity and a 10% change in interest rates would affect our interest expense by approximately $0.3 million per year, assuming no changes in the amount outstanding or other variables under the Credit Facility.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. In 2016, we began the process of implementing a fully integrated ERP platform from SAP America, Inc. (“SAP”), as part of a multi-year plan to integrate and upgrade our systems and processes. The first phase of this implementation became operational, at most of our North America sales, production, warehousing and administrative locations between February 2018 and March 2020. We believe the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

As the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves. For a discussion of risks related to the implementation of new systems, see Item 1A - "Risk Factors - Other Risks - We rely on complex software systems and hosted applications to operate our business, and our business may be disrupted if we are unable to successfully/efficiently update these systems or convert to new systems." in the 2019 Form 10-K.

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on From 10-K for the year ended December 31, 2019, except as follows:

A pandemic, epidemic or other public health emergency, such as the recent outbreak of coronavirus disease 2019 ("COVID-19"), could have a material effect on our business, financial condition and cash flows.

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19 which has spread from China to many other countries including the United States. In March 2020, the WHO characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with foreign and federal guidelines and with state and local orders to date, we currently continue to operate across our North America footprint but have temporarily ceased most operations at two of our larger manufacturing facilities in Europe as a result of government orders. Notwithstanding our level of continued operations, COVID-19 may have negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets of many countries. Any resulting economic downturn could adversely affect our business, financial condition, demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials. The progression of this matter could also negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers, among others.

In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above, which may significantly hamper our production throughout the supply chain and constrict sales channels. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects, means the related financial impact cannot be reasonably estimated at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents the monthly repurchases of shares of our common stock in the first quarter of 2020.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased [1][2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs [2]
January 1 - January 31, 2020	750	$81.81	500	$100.0 million
February 1 - February 29, 2020	199,670	$81.82	109,457	$91.3 million
March 1 - March 31, 2020	792,472	68.14	792,383	$37.3 million
Total	992,892

[1] Total number of shares purchased includes shares withheld for settlement of payroll taxes from stock-based compensation awards vested during the first quarter of 2020.

[2] Pursuant to the Board’s $100.0 million repurchase authorization that was publicly announced on December 9, 2019, which authorization is scheduled to expire on December 31, 2020.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 7, 2020	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)