Form 10-Q
period 2020-06-30
Simpson Manufacturing Co., Inc.
filed 2020-08-07
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

The number of shares of the registrant’s common stock outstanding as of August 3, 2020: 43,474,745.

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	June 30,		December 31,
	2020	2019	2019
ASSETS
Current assets
Cash and cash equivalents	$315,448	$141,731	$230,210
Trade accounts receivable, net	233,867	191,282	139,364
Inventories	265,365	266,142	251,907
Other current assets	20,222	14,795	19,426
Total current assets	834,902	613,950	640,907

Property, plant and equipment, net	247,119	252,710	249,012
Operating lease right-of-use assets	36,930	35,111	35,436
Goodwill	132,335	132,312	131,879
Equity investment	2,483	2,498	2,480
Intangible assets, net	22,139	22,991	25,071
Other noncurrent assets	8,595	10,346	10,581
Total assets	$1,284,503	$1,069,918	$1,095,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$49,149	$39,241	$33,351
Accrued liabilities and other current liabilities	144,265	118,000	125,556
Total current liabilities	193,414	157,241	158,907
Operating lease liabilities	28,893	28,164	27,930
Long term debt, net of current portion	150,000	—	—
Deferred income tax and other long-term liabilities	17,984	16,092	16,572
Total liabilities	390,291	201,497	203,409
Commitments and contingencies (see Note 12)
Stockholders’ equity
Common stock, at par value	444	446	442
Additional paid-in capital	277,625	277,024	280,216
Retained earnings	716,038	615,929	645,507
Treasury stock	(72,058)	—	(9,379)
Accumulated other comprehensive loss	(27,837)	(24,978)	(24,829)
Total stockholders’ equity	894,212	868,421	891,957
Total liabilities and stockholders’ equity	$1,284,503	$1,069,918	$1,095,366

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$326,076	$304,853	$609,744	$564,097
Cost of sales	176,276	170,674	330,278	319,664
Gross profit	149,800	134,179	279,466	244,433
Operating expenses:
Research and development and other engineering	12,191	11,055	25,573	23,316
Selling	26,834	28,687	55,361	56,799
General and administrative	38,636	41,345	77,107	80,893
Total operating expenses	77,661	81,087	158,041	161,008
Net gain on disposal of assets	(73)	(561)	(137)	(251)
Income from operations	72,212	53,653	121,562	83,676
Interest income (expense), net and other	(151)	147	(2,684)	(616)
Income before taxes	72,061	53,800	118,878	83,060
Provision for income taxes	18,582	14,223	28,573	20,821
Net income	$53,479	$39,577	$90,305	$62,239
Other comprehensive income
Translation adjustment	4,525	1,363	(3,069)	28
Unamortized pension adjustments	(213)	(100)	61	(100)
Comprehensive net income	$57,791	$40,840	$87,297	$62,167

Net income per common share:
Basic	$1.23	$0.89	$2.06	$1.39
Diluted	$1.22	$0.88	$2.05	$1.38

Number of shares outstanding
Basic	43,471	44,671	43,787	44,772
Diluted	43,663	44,972	43,980	45,089

Cash dividends declared per common share	$0.23	$0.23	$0.46	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data)

Six Months Ended June 30, 2020 and 2019 (unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2019	44,209	442	280,216	645,507	(24,829)	(9,379)	891,957
Net income	—	—	—	90,305	—	—	90,305
Translation adjustment, net of tax	—	—	—	—	(3,069)	—	(3,069)
Pension adjustment, net of tax	—	—	—	—	61	—	61
Stock-based compensation	—	—	4,830	—	—	—	4,830
Shares issued from release of Restricted Stock Units	162	2	(7,743)	—	—	—	(7,741)
Repurchase of common stock	(902)	—	—	—	—	(62,679)	(62,679)
Cash dividends declared on common stock, $0.46 per share	—	—	—	(19,774)	—	—	(19,774)
Common stock issued at $80.38 per share for stock bonus	4	—	322	—	—	—	322
Balance at June 30, 2020	43,473	$444	$277,625	$716,038	$(27,837)	$(72,058)	$894,212

Balance at December 31, 2018	44,998	453	276,504	628,207	(24,650)	(25,000)	855,514
Net income	—	—	—	62,239	—	—	62,239
Translation adjustment, net of tax	—	—	—	—	(28)	—	(28)
Pension adjustment, net of tax	—	—	—	—	100	—	100
Stock-based compensation	—	—	6,127	—	—	—	6,127
Shares issued from release of Restricted Stock Units	177	2	(5,899)	—	—	—	(5,897)
Repurchase of common stock	(505)	—	—	—	—	(30,000)	(30,000)
Retirement of treasury stock	—	(9)	—	(54,991)	—	55,000	—
Cash dividends declared on common stock, $0.45 per share	—	—		(19,926)	—	—	(19,926)
Common stock issued at $54.31 per share for stock bonus	5	—	292	—	—	—	292
Balance, at June 30, 2019	44,675	446	277,024	615,529	(24,578)	—	868,421

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data)

Three Months Ended June 30, 2020 and 2019 (unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at March 31, 2020	43,464	444	272,872	672,485	(32,149)	(72,058)	841,594
Net income				53,479			53,479
Translation adjustment, net of tax					4,525		4,525
Pension adjustment, net of tax					(213)		(213)
Stock-based compensation			4,797				4,797
Shares issued from release of Restricted Stock Units	9		(44)				(44)
Cash dividends declared on common stock, $0.23 per share				(9,926)			(9,926)
Balance at June 30, 2020	43,473	$444	$277,625	$716,038	$(27,837)	$(72,058)	$894,212

Balance at March 31, 2019	44,662	455	274,836	641,168	(26,041)	(55,000)	835,418
Net income				39,577			39,577
Translation adjustment, net of tax					1,363		1,363
Pension adjustment, net of tax					100		100
Stock-based compensation			2,224				2,224
Shares issued from release of Restricted Stock Units	13		(36)				(36)
Retirement of treasury stock		(9)		(54,991)		55,000	—
Cash dividends declared on common stock, $0.23 per share				(10,225)			(10,225)
Balance, at June 30, 2019	44,675	446	277,024	615,529	(24,578)	—	868,421

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net income	90,305	62,239
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets and other	(147)	(262)
Depreciation and amortization	19,739	19,515
Noncash lease expense	4,025	3,243
Deferred income taxes	1,973	1,911
Noncash compensation related to stock plans	5,428	6,600
Provision (benefit) of doubtful accounts	(35)	98
Changes in operating assets and liabilities:
Trade accounts receivable	(95,875)	(45,078)
Inventories	(14,377)	9,708
Trade accounts payable	15,268	4,318
Other current assets	(4,529)	(1,269)
Accrued liabilities and other current liabilities	22,923	(3,852)
Other noncurrent assets and liabilities	(1,932)	(3,590)
Net cash provided by operating activities	42,766	53,581
Cash flows from investing activities
Capital expenditures	(14,083)	(15,259)
Asset acquisitions, net of cash acquired	—	(3,492)
Proceeds from sale of property and equipment	639	2,493
Net cash used in investing activities	(13,444)	(16,258)
Cash flows from financing activities
Repurchase of common stock	(62,679)	(30,000)
Proceeds from line of credit	159,412	10,742
Repayments of line of credit and capital leases	(10,387)	(10,726)
Debt issuance costs	(712)	—
Dividends paid	(20,158)	(19,726)
Cash paid on behalf of employees for shares withheld	(7,743)	(5,899)
Net cash provided by (used) in financing activities	57,733	(55,609)
Effect of exchange rate changes on cash and cash equivalents	(1,817)	(163)
Net increase (decrease) in cash and cash equivalents	85,238	(18,449)
Cash and cash equivalents at beginning of period	230,210	160,180
Cash and cash equivalents at end of period	$315,448	$141,731
Noncash activity during the period
Noncash capital expenditures	$1,308	$1,636
Dividends declared but not paid	9,989	10,284
Issuance of Company’s common stock for compensation	322	292

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

Interim Reporting Period

The accompanying unaudited quarterly condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by GAAP have been condensed or omitted. These interim statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”).

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

As of June 30, 2020 and 2019, the Company’s investments included in cash equivalents consisted of only money market funds, which are the Company’s primary financial instruments and carried at cost, approximating fair value, based on Level 1 inputs. The balance of the Company’s primary financial instruments as of June 30, 2020 and 2019 was $76.9 million and $0.2 million, respectively. The carrying amounts of trade accounts receivable, accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions and equity investment are classified as Level 3 within the fair value hierarchy as it is based on unobserved inputs such as management estimates and entity-specific assumptions and is evaluated on an ongoing basis. The Company does not carry its long-term debt at fair value in its condensed consolidated balance sheets.

Income Taxes

The Company uses an estimated annual tax rate to measure the tax benefit or tax expense recognized in each interim period.

Accounting Standards - Recently Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 amendments provide guidance on accounting for current expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. The required measurement methodology is based on an expected loss model that includes historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 eliminates the probable incurred loss recognition in current GAAP. The Company adopted ASU 2016-13 prospectively on January 1, 2020. Historically, the Company's actual credit losses have not been material. The Company's financial assets in the scope of ASU 2016-13 mainly consist of short-term trade receivables. In estimating expected credit loss, we are using the aging method, such as pooling receivables based on the levels of delinquency and applying historical loss rates, adjusted for current conditions and reasonable and supportable forecasts, to each pool. The Company will regularly reassess the customer group by using its best judgment when considering changes in customers' credit ratings, customers' historical payments and loss experience, current market and economic conditions, and the Company's expectations of future market and economic conditions. Adoption of ASU 2016-13 had no material effect on the Company's consolidated financial statements and footnote disclosures.

All other issued and effective accounting standards during the second quarter of 2020 were determined to be not relevant or material to the Company.

2.    Revenue from Contracts with Customers

Disaggregated revenue

The Company disaggregates net sales into the following major product groups as described in the footnote for segment information included in these interim financial statements under Note 13.

Wood Construction Products Revenue. Wood construction products represented 86% and 84% of total net sales in the six months ended June 30, 2020 and 2019, respectively.

Concrete Construction Products Revenue. Concrete construction products represented 14% and 16% of total net sales in the six months ended June 30, 2020 and 2019, respectively.

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

Reconciliation of contract balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of June 30, 2020, the Company had no contract assets or contract liabilities from contracts with customers.

3.    Net Income Per Share

The following table reconciles basic net income per share of the Company's common stock to diluted net income per share for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net income available to common stockholders	$53,479	$39,577	$90,305	$62,239
Basic weighted-average shares outstanding	43,471	44,671	43,787	44,772
Dilutive effect of potential common stock equivalents — restricted stock units	192	301	193	317
Diluted weighted-average shares outstanding	43,663	44,972	43,980	45,089
Net income per common share:
Basic	$1.23	$0.89	$2.06	$1.39
Diluted	$1.22	$0.88	$2.05	$1.38

4.    Stockholders' Equity

Share Repurchases

During the six months ended June 30, 2020, the Company repurchased 902,340 shares of the Company's common stock in the open market at an average price of $69.46 per share, for a total of $62.7 million. As of June 30, 2020, approximately $37.3 million remains available for repurchase under the previously announced $100.0 million share repurchase authorization (which expires at the end of 2020).

5.    Stock-Based Compensation

The Company allocates stock-based compensation expense related to equity plans for employees and non-employee directors among the cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. The Company recognized stock-based compensation expense related to its equity plans for employees of $5.2 million and $2.5 million for the three months ended June 30, 2020 and 2019, respectively, and $5.4 million and $6.6 million for the six months ended June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2020, the Company granted 166,951 restricted stock units ("RSUs") to the Company's employees, including officers at an estimated weighted average fair value of $74.91 per share based on the closing price (adjusted for the present value of dividends) of the Company's common stock on the grant date. The RSUs granted to the Company's employees may be time-based and performance-based. Certain of the performance-based RSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the RSU agreement over a cumulative three-year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time-based RSUs that are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year vesting-term of the award.

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

As of June 30, 2020, the Company's aggregate unamortized stock compensation expense was approximately $14.2 million, is expected to be recognized in expense over a weighted-average period of 2.6 years.

6.    Trade Accounts Receivable, Net

Trade accounts receivable at the dates indicated consisted of the following:

	At June 30,		At December 31,
(in thousands)	2020	2019	2019
Trade accounts receivable	$239,220	$195,767	$144,729
Allowance for doubtful accounts	(2,007)	(1,279)	(1,935)
Allowance for sales discounts and returns	(3,346)	(3,206)	(3,430)
	$233,867	$191,282	$139,364

7.    Inventories

Inventories at the dates indicated consisted of the following:

	At June 30,		At December 31,
(in thousands)	2020	2019	2019
Raw materials	$110,883	$102,901	$95,575
In-process products	18,661	25,145	23,672
Finished products	135,821	138,096	132,660
	$265,365	$266,142	$251,907

8.    Property, Plant and Equipment, Net

Property, plant and equipment, net, at the dates indicated consisted of the following:

	At June 30,		At December 31,
(in thousands)	2020	2019	2019
Land	$28,068	$29,343	$28,092
Buildings and site improvements	200,205	198,129	195,210
Leasehold improvements	5,817	5,016	4,911
Machinery, equipment, and software	359,997	339,885	351,379
	594,087	572,373	579,592
Less accumulated depreciation and amortization	(360,719)	(334,293)	(346,594)
	233,368	238,080	232,998
Capital projects in progress	13,751	14,630	16,014
	$247,119	$252,710	$249,012

9.    Goodwill and Intangible Assets, Net

Goodwill at the dates indicated was as follows:

	At June 30,		At December 31,
(in thousands)	2020	2019	2019
North America	$96,099	$96,546	$96,244
Europe	34,929	34,426	34,300
Asia/Pacific	1,307	1,340	1,335
Total	$132,335	$132,312	$131,879

Intangible assets, net, at the dates indicated were as follows:

	At June 30, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$33,755	$(20,898)	$12,857
Europe	25,582	(16,300)	9,282
Total	$59,337	$(37,198)	$22,139

	At June 30, 2019
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$30,824	$(17,586)	$13,238
Europe	23,599	(13,846)	9,753
Total	$54,423	$(31,432)	$22,991

	At December 31, 2019
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$33,756	$(19,173)	$14,583
Europe	25,500	(15,012)	10,488
Total	$59,256	$(34,185)	$25,071

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization expense of definite-lived intangible assets was $1.6 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively, and was $3.0 million and $2.7 million for the six months ended June 30, 2020 and 2019, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 5.5 years.

The only indefinite-lived intangible asset, consisting of a trade name, totaled $0.6 million at June 30, 2020.

At June 30, 2020, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)

Remaining six months of 2020	$2,971
2021	5,430
2022	3,442
2023	2,621
2024	1,671
2025	1,425
Thereafter	3,963
$21,523

The changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2020, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2019	$131,879	$25,071
Amortization	—	(3,013)
Foreign exchange	456	81
Balance at June 30, 2020	$132,335	$22,139

10.    Leases

Operating Lease and Finance Obligations

The Company has operating leases for certain facilities, equipment and autos. The existing operating leases expire at various dates through 2024, some of which include options to extend the leases for up to 5 years. The Company measured the lease liability at the present value of the lease payments to be made over the lease term. The lease payments are discounted using the Company's incremental borrowing rate. The Company measured the right-of-use assets ("ROU") assets at the amount at which the lease liability is recognized plus initial direct costs incurred or prepayment amounts. The ROU assets are amortized on a straight-line basis over the lease term.

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

The following table provides a summary of leases included on the condensed consolidated balance sheets June 30, 2020, 2019 and December 31, 2019, condensed consolidated statements of earnings, and condensed consolidated statements of cash flows as of three month and six month ended June 30, 2020 and 2019:

	Condensed Consolidated Balance Sheets Line Item	June 30,	June 30,	December 31,
(in thousands)		2020	2019	2019
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$36,930	$35,111	$35,436
Liabilities
Operating - current	Accrued expenses and other current liabilities	$8,099	$6,647	$7,392
Operating - noncurrent	Operating lease liabilities	28,893	28,164	27,930
Total operating lease liabilities		$36,992	$34,811	$35,322

Finance leases
Assets
Property and equipment, gross	Property, plant and equipment, net	$3,569	$3,569	$3,569
Accumulated amortization	Property, plant and equipment, net	(2,953)	(2,417)	(2,739)
Property and equipment, net	Property, plant and equipment, net	$616	$1,152	$830
Liabilities
Other current liabilities	Accrued expenses and other current liabilities	$998	$1,107	$1,125
Other long-term liabilities	Deferred income tax and other long-term liabilities	—	1,047	386
Total finance lease liabilities		$998	$2,154	$1,511

The components of lease expense were as follows:

	Condensed Consolidated Statements of Operations Line Item	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2020	2019	2020	2019
Operating lease cost	General administrative expenses and cost of sales	$2,625	$2,272	$5,051	$4,426

Finance lease cost:
Amortization of right-of-use assets	General administrative expenses	$218	$218	$436	$436
Interest on lease liabilities	Interest expense, net	9	18	21	38
Total finance lease		$227	$236	$457	$474

Other information

Supplemental cash flow information related to leases as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,506	$2,214	$4,857	$4,305
Finance cash flows for finance leases	290	290	580	580

Operating right-of-use assets obtained in exchange for lease obligations during the current period	4,510	1,718	7,112	2,211

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2020:

(in thousands)	Finance Leases	Operating Leases
Remaining six months of 2020	$580	$5,112
2021	433	9,191
2022	—	7,108
2023	—	5,088
2024	—	3,956
Thereafter	—	13,740
Total lease payments	1,013	44,195
Less: Present value discount	15	7,203
Total lease liabilities	$998	$36,992

The following table summarizes the Company's lease terms and discount rates as of June 30, 2020 and 2019:

Weighted-average remaining lease terms (in years):	2020	2019
Operating leases	6.59	6.92
Finance leases	0.95	1.93
Weighted-average discount rate:
Operating leases	5.36%	5.37%
Finance leases	3.25%	3.22%

11.    Debt

In May 2020, the Company entered into a third amendment to the unsecured credit agreement dated July 27, 2012 with Wells Fargo Bank, National Association, and certain other institutional lenders that provides for a $300.0 million unsecured revolving credit facility (“Credit Facility”). The Amendment extends the term of the Credit Agreement from July 23, 2021, to July 23, 2022 The Company is required to pay an annual facility fee of 0.20 to 0.35 percent on the available commitments under the Credit Agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The fee is included within other expense in the Company's condensed consolidated statement of operations.

Amounts borrowed under the Credit Agreement will bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars as published by the ICE Benchmark Administration Limited, a United Kingdom company, or a comparable or successor quoting service approved by the Agent (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of from 0.80 to 1.65 percent, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.20 to 0.65 percent, as determined on a quarterly basis based on the Company’s leverage ratio. In no event shall the LIBOR Rate be less than 0.25 percent. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described in the preceding clause (a), and will pay market-based fees for commercial letters of credit. The spread applicable to a particular LIBOR Rate loan or base rate loan depends on the consolidated leverage ratio of the Company and its subsidiaries at the time the loan is made. Loans outstanding under the Credit Agreement may be prepaid at any time without penalty except for LIBOR Rate breakage costs and expenses.

In March 2020, the Company elected to draw down $150.0 million from the Credit Facility to increase its cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 outbreak. Total available credit as of June 30, 2020, was $153.6 million, including the Credit Facility and other revolving credit lines.

In addition to the Credit Facility, certain of the Company’s domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders. Together, these credit facilities provide the Company with a total of $303.8 million in revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.”

The Company was in compliance with its financial covenants at June 30, 2020.

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

The following tables illustrate certain measurements used by management to assess the performance of its reportable segments as of or for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net Sales
North America	$286,807	$259,073	$535,857	$480,504
Europe	37,379	43,648	70,111	79,428
Asia/Pacific	1,890	2,132	3,776	4,165
Total	$326,076	$304,853	$609,744	$564,097
Sales to Other Segments*
North America	$671	$466	$1,311	$807
Europe	1,308	631	2,562	1,089
Asia/Pacific	5,664	7,276	10,477	13,672
Total	$7,643	$8,373	$14,350	$15,568
Income (Loss) from Operations
North America	$72,196	$49,838	$125,757	$82,652
Europe	2,696	4,643	1,026	4,259
Asia/Pacific	(75)	186	(679)	(355)
Administrative and all other	(2,605)	(1,014)	(4,542)	(2,880)
Total	$72,212	$53,653	$121,562	$83,676

*    Sales to other segments are eliminated in consolidation.

			At
	At June 30,		December 31,
(in thousands)	2020	2019	2019
Total Assets
North America	$1,382,051	$1,194,318	$1,269,545
Europe	169,757	173,791	169,785
Asia/Pacific	27,957	27,453	30,055
Administrative and all other	(295,262)	(325,644)	(374,019)
Total	$1,284,503	$1,069,918	$1,095,366

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $261.8 million, $100.5 million, and $161.4 million, as of June 30, 2020 and 2019, and December 31, 2019, respectively. Total "Administrative and all other" assets are net of inter-segment due to and from accounts eliminated in consolidation.

While the Company manages its business by geographic segment, the following table illustrates the distribution of the Company’s net sales by product group as additional information for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Wood construction products	$280,724	$258,416	$523,244	$476,029
Concrete construction products	45,304	46,360	86,316	87,936
Other	48	77	184	132
Total	$326,076	$304,853	$609,744	$564,097

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

14.    Subsequent Events

On July 14, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per share, estimated to be $10.0 million in total. The dividend will be payable on October 22, 2020, to the Company's stockholders of record on October 1, 2020.

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

Forward-looking statements are subject to inherent uncertainties, risk and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in our forward looking statements include, among others, those discussed under the Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II Item 1A Risk Factors in the Quarterly Report on Form 10-

Q for the quarter ended March 31, 2020 and this Form 10-Q. Additional risks include: the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies, such as the recent outbreak of coronavirus disease 2019 (COVID-19); volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; and reliance on employees subject to collective bargaining agreements.

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

On October 30, 2017, we announced the 2020 Plan to provide additional transparency into the execution of our strategic plan and financial objectives. During the first quarter of 2020, the execution of our 2020 Plan continued to deliver financial and operational efficiencies. However, given the uncertainties surrounding the impact of COVID-19 on our business, on April 27, 2020, we withdrew our prior full year 2020 guidance originally issued on February 3, 2020, as well as the financial targets associated with the 2020 Plan.

In December 2019, COVID-19 was first identified in Wuhan, China. Over the next several months, COVID-19 quickly spread across the world. In March 2020, the WHO declared COVID-19 a worldwide pandemic based on the rapid increase in exposure globally, and the President of the United States declared the COVID-19 outbreak a national emergency. As of June 30, 2020, the virus continues to spread infecting more than 10 million people worldwide. No vaccine is currently available for COVID-19 and the duration and severity of its effects are still unknown.

Government authorities in the countries and states where we operate have issued various and differing shelter in place, stay at home, social distancing guidelines and other measures in response to the COVID-19 pandemic. In many of those locations our operations are classified as an essential business and all of our manufacturing and distribution facilities continue to operate in accordance with those orders. In late March, two of our larger European manufacturing facilities in the United Kingdom and France were ordered to cease nearly all operations. Those two facilities have since re-opened. Our supply chain partners have been very supportive and continue to do their part to ensure that service levels to our customers remain strong and, to date, we have not experienced any supply-chain disruptions related to COVID-19 and have been able to meet our customers’ needs.

In response to the COVID-19 pandemic the Company proactively took measures to maintain and preserve its strong financial position and flexibility, including drawing down on the Credit Facility, temporarily suspending our stock repurchase program, implementing a hiring freeze and adjusting employee hours based on lower production levels in the near term. The Company will also remain conservative in our capital allocation approach with a focus on cash preservation. The health, safety and wellbeing of our employees continues to be one of our top priorities and we have implemented strict measures to mitigate risk in our manufacturing and distribution facilities and administrative offices, including face coverings, social distancing and enhanced sanitization protocols.

A significant portion of the Company's total product sales is dependent on US housing starts and its business, financial condition, and results of operations depends significantly on the level of housing and residential construction activity, which has been and could continue to be negatively affected by the COVID-19 pandemic. We anticipated previously that the effects of responses to the pandemic would have a negative effect on our North America operations as a result of the decline in single-family housing starts in April. However, single-family housing starts increased by June from April's and May's lower levels. With the return of a nationwide home center customer, July 2020 sales were up compared to July 2019. Whether housing starts continue at the same pace or decline in the second half of the year is not known. Declines in housing and residential construction, such as housing starts and home improvement projects, which generally occur during economic downturns, have in the past significantly reduced, and in the future can be expected to reduce, the demand for, and net sales, of the Company's products.

The magnitude and duration of the pandemic including its impact on our operations, supply chain partners and general economic conditions, is uncertain and we continue to monitor the impact of the pandemic on our operations and financial condition, which was not significantly adversely impacted in the first half of 2020. We are uncertain of the long-term effects on the North America segment and Europe segment at this time.

Management continues to monitor the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce.

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

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic which spread from China to many other countries including the United States. The pandemic resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, social distancing guidelines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world had enacted fiscal and monetary stimulus measures to counteract the impacts of the pandemic.

Notwithstanding our continued operations and second quarter performance, the COVID-19 pandemic may have negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. Any resulting economic downturn could adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials. The progression of this matter could also negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers, among others.

In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above, which may significantly hamper our production throughout the supply chain and constrict sales channels. The extent to which COVID-19 pandemic may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the pandemic and the effectiveness of actions globally to contain or mitigate its effects. Our consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by management as of June 30, 2020. Events and changes in circumstances arising after June 30, 2020, including those resulting from the impacts of COVID-19 pandemic, will be reflected in management’s estimates for future periods. For further discussion of this matter, refer “Item 1A. Risk Factors” in Part II of this Form 10-Q.

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

We went live with our first wave of the SAP implementation project in February of 2018, and we implemented SAP at three additional locations in 2019 and 2020. We are tracking toward rolling out SAP technology in our remaining North America branches by late 2020 or early 2021, and company-wide completion of the SAP roll-out is currently targeted for the end of 2021. Meeting the 2021 goal is highly dependent on the lifting of current travel restrictions, which are the result of the COVID-19 pandemic. While we believe the SAP implementation will be beneficial to the Company over time, annual operating expenses have and are expected to continue to increase through 2024 as a result of the SAP implementation, primarily due to increases in training costs and the depreciation of previously capitalized costs. As of June 30, 2020, we have capitalized $19.4 million and expensed $31.8 million of the costs, including depreciation of capitalized costs associated with the ERP project.

Business Segment Information

Historically our North America segment has generated more revenues from wood construction products compared to concrete construction products. During the first half of 2020, the return of a nationwide home center customer, favorable weather and increased home improvement activity offset lower housing starts and resulted in higher sales volumes over the same time period of 2019, which had extremely wet weather but high housing starts. Our wood construction product net sales increased 11.8% for the quarter ended June 30, 2020 compared to June 30, 2019, primarily due to increased sales volumes in connection with the return of a nationwide home center customer. Our concrete construction product net sales increased 4.0% for the quarter ended June 30, 2020 compared to June 30, 2019, primarily due to higher volumes. Operating profits increased due to higher sales, lower cost of goods sold, mostly due to lower material and factory and overhead costs, and lower operating expenses. In operating expenses, reductions in consulting fees and travel and entertainment expense were partly offset by increases in stock-based compensation expense and cash profit sharing expense.

Our Europe segment also generates more revenues from wood construction products than concrete construction products. Europe net sales decreased primarily due to the effects of the COVID-19 pandemic, which was primarily caused by a number of countries issuing home and shelter orders ahead of the United States, and a decreased number of concrete jobs in the second quarter of 2020 compared to the second quarter of 2019. Wood construction product sales decreased 11.4% for the quarter ended June 30, 2020 compared to June 30, 2019. Concrete construction product sales are mostly project based, and net sales decreased 24.0% for the quarter ended June 30, 2020 compared to June 30, 2019. Europe net sales were negatively affected by approximately $1.2 million in foreign currency translations due to Europe currencies weakening against the United States dollar compared to the same period in 2019. Gross margins decreased, mostly due to higher overall costs on lower production. Operating expenses were lower due to reductions in travel and entertainment expense and cash profit sharing expense.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

Business Outlook

At the time the Company withdrew its outlook it was unable to forecast its full-year outlook with reasonable accuracy given the uncertainty surrounding the COVID-19 pandemic and the related impact on the Company's business. The Company believes that it is now in a better position to provide full year outlook, primarily reflecting an additional quarter of actual results, as well as improved visibility on the progression of pandemic-related restrictions and the impact of those restrictions on the Company’s operations. Based on business trends and conditions as of the day we announced our second quarter earnings, the Company's outlook for the full fiscal year ending December 31, 2020 is as follows:

•	Net sales are estimated to increase in the range of 1.5% to 4.0% compared to the full year ended December 31, 2019.

•	Gross margin is estimated to be in the range of approximately 43.0% to 45.0%.

•	Operating expenses, as a percentage of net sales, are estimated to be in the range of approximately 27.0% to 29.0%.

•	The effective tax rate is estimated to be in the range of 24.0% to 26.0%, including both federal and state income tax rates.

While the magnitude and duration of the COVID-19 pandemic and its impact on general economic conditions remains uncertain, the Company is continuing to monitor the impact of the pandemic on its operations and financial condition, which was not significantly adversely impacted in the second quarter of 2020, primarily due to the return of a nationwide home center customer. Please note that ongoing uncertainties surrounding the impact of the pandemic on Simpson’s business, which may include the economic impact on its operations, raw material costs, consumers, suppliers, vendors, and other factors outside of its control, may have a material adverse impact on the Company’s financial outlook.

Results of Operations for the Three Months Ended June 30, 2020, Compared with the Three Months Ended June 30, 2019

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended June 30, 2020, against the results of operations for the three months ended June 30, 2019. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended June 30, 2019 and the three months ended June 30, 2020.

Second Quarter 2020 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the three months ended June 30, 2020, from the three months ended June 30, 2019, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2019	America	Europe	Pacific	All Other	2020
Net sales	$304,853	$27,734	$(6,269)	$(242)	$—	$326,076
Cost of sales	170,674	8,590	(3,243)	423	(168)	176,276
Gross profit	134,179	19,144	(3,026)	(665)	168	149,800
Research and development and other engineering expense	11,055	1,170	(29)	(15)	10	12,191
Selling expense	28,687	(990)	(633)	(255)	25	26,834
General and administrative expense	41,345	(3,590)	(851)	(130)	1,862	38,636
Total operating expenses	81,087	(3,410)	(1,513)	(400)	1,897	77,661
Net loss (gain) on disposal of assets	(561)	196	434	(5)	(137)	(73)
Income from operations	53,653	22,358	(1,947)	(260)	(1,592)	72,212
Interest income (expense), net and other	147	946	500	(326)	(1,418)	(151)
Income before income taxes	53,800	23,304	(1,447)	(586)	(3,010)	72,061
Provision for income taxes	14,223	5,389	(195)	(273)	(562)	18,582
Net income	$39,577	$17,915	$(1,252)	$(313)	$(2,448)	$53,479

Net sales increased 7.0% to $326.1 million from $304.9 million. Net sales to home centers and lumber dealers increased primarily due to increases in sales volumes. The increase in sales to home centers was primarily due to the return of a nationwide customer. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 86% and 84% of the Company's total net sales in the second quarters of 2020 and 2019, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14% and 16% of the Company's total net sales in the second quarters of 2020 and 2019, respectively.

Gross profit increased 11.6% to $149.8 million from $134.2 million. Gross margins increased to 45.9% from 44.0%, primarily due to lower material, factory and overhead expense (on higher production), partly offset by higher labor, warehouse and shipping expense each as a percentage of net sales. Gross margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, increased to 46.3% from 43.4% for wood construction products and decreased to 40.8% from 44.0% for concrete construction products, respectively.

Research and development and engineering expense increased 10.3% to $12.2 million from $11.1 million, primarily due to increases of $0.6 million in cash profit sharing expense and $0.3 million in personnel costs.

Selling expense decreased 6.5% to $26.8 million from $28.7 million, primarily due to decreases of $2.0 million in travel–associated expenses, $1.0 million in professional fees and $0.4 million in promotional and advertising expense, partly offset by increases of $1.0 million in cash profit sharing, $0.7 million in stock-based compensation and $0.7 million in personnel costs.

General and administrative expense decreased 6.6% to $38.6 million from $41.3 million, primarily due to decreases of $4.7 million in professional fees, including consulting fees, $1.0 million in travel–associated expenses and $0.9 million in bad debt expense, partly offset by increases of $1.2 million in cash profit sharing expense, $1.2 million in stock-based compensation expense,$0.6 million in computer hardware and software expense and $0.5 million in depreciation and amortization expense. Included in general and administrative expense are SAP implementation and support costs of $2.5 million, which decreased $0.9 million from the prior quarter.

Our effective income tax rate decreased to 25.8% from 26.4%.

Consolidated net income was $53.5 million compared to $39.6 million. Diluted net income per common share was $1.22 compared to $0.88.

Net sales

The following table represents net sales by segment for the three-month periods ended June 30, 2020 and 2019, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
June 30, 2019	$259,073	$43,648	$2,132	$304,853
June 30, 2020	286,807	37,379	1,890	326,076
Increase (decrease)	$27,734	$(6,269)	$(242)	$21,223
Percentage Increase (decrease)	10.7%	(14.4)%	(11.4)%	7.0%

The following table represents segment net sales as percentages of total net sales for the three-month periods ended June 30, 2020 and 2019, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2019 net sales	85%	14%	1%	100%
Percentage of total 2020 net sales	88%	12%	—%	100%

Gross profit

The following table represents gross profit by segment for the three-month periods ended June 30, 2020 and 2019, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
June 30, 2019	$116,880	$16,132	$1,149	$18	$134,179
June 30, 2020	136,024	13,106	484	186	149,800
Increase (decrease)	$19,144	$(3,026)	$(665)	$168	$15,621
Percentage Increase (decrease)	16.4%	(18.8)%	*	*	11.6%

* The statistic is not meaningful or material.

The following table represents gross profit as a percentage of sales by segment for the three months ended June 30, 2020 and 2019, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2019 gross profit percentage	45.1%	37.0%	53.9%	*	44.0%
2020 gross profit percentage	47.4%	35.1%	25.6%	*	45.9%

* The statistic is not meaningful or material.

North America

•
Net sales increased 10.7%, primarily due to increases in sales volumes, in part, based on the return of a nationwide home center customer. Canada's net sales increased but were negatively affected by foreign currency translation.

•
Gross profit as a percentage of net sales increased to 47.4% from 45.1% primarily due to lower material costs and factory and overhead costs (on higher production), partly offset by higher labor, warehouse and shipping expense, each as a percentage of net sales.

•	Research and development and engineering expense increased $1.2 million, primarily due to increases of $0.7 million in cash profit sharing expense and $0.3 million in personnel costs.

•
Selling expense decreased $1.0 million, primarily due to decreases of $1.6 million in travel–associated expenses, $1.0 million in professional fees and $0.3 million in promotional and advertising expense, partly offset by increases of $1.0 million in cash profit sharing, $0.9 million in personnel expense and $0.8 million in stock-based compensation.

•
General and administrative expense decreased $3.3 million, primarily due to decreases of $4.6 million in professional fees, including consulting fees, $0.7 million in travel–associated expenses and $0.9 million in bad debt expense, partly offset by increases of $1.4 million in cash profit sharing expense, $0.5 million in stock-based compensation expense, $0.7 million in computer hardware and software expense and $0.4 million in depreciation and amortization expense. Included in general and administrative expense are SAP implementation and support costs of $1.9 million, which decreased $0.6 million from the prior quarter.

•	Income from operations increased by $22.4 million, primarily due to increased gross profit and lower operating expenses.

Europe

•
Net sales decreased 14.4%, primarily due to lower sales volumes, primarily due to lower sales volumes related to COVID-19 plant closures. Net sales were impacted by approximately $1.2 million of negative foreign currency translations resulting from some Europe currencies weakening against the United States dollar. In local currency, Europe net sales decreased.

•	Gross profit as a percentage of net sales decreased to 35.1% from 37.0%, primarily due to increased costs as a percentage of sales, which resulted from lower production volume.

•	Selling expense decreased $0.6 million, primarily due to a decrease of $0.3 million in travel and entertainment expense.

•
General and administrative expense increased $0.9 million, primarily due to decreases of $0.2 million cash profit sharing expense and $0.1 million in professional fees. Included in general and administrative expense are SAP related costs of $0.6 million, which decreased $0.3 million from the prior quarter.

•	Income from operations decreased $2.7 million compared to $4.6 million, primarily due to lower net sales and lower profit margins, partly offset by lower operating expenses.

Asia/Pacific

•
For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended June 30, 2020 and 2019, respectively.

Results of Operations for the Six Months Ended June 30, 2020, Compared with the Six Months Ended June 30, 2019

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the six months ended June 30, 2020, against the results of operations for the six months ended June 30, 2019. Unless otherwise stated, the results announced below, when referencing “both periods,” refer to the six months ended June 30, 2019 and the six months ended June 30, 2020

Year-to-Date (6-month) 2020 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the six months ended June 30, 2020, from the six months ended June 30, 2019, and the increases or decreases for each category by segment:

	Six Months Ended	Increase (Decrease) in Operating Segment				Six Months Ended
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2019	America	Europe	Pacific	All Other	2020
Net sales	564,097	$55,353	$(9,317)	$(389)	$—	$609,744
Cost of sales	319,664	15,811	(5,438)	429	(188)	330,278
Gross profit	244,433	39,542	(3,879)	(818)	188	279,466
Research and development and other engineering expense	23,316	2,322	(22)	(43)	—	25,573
Selling expense	56,799	(542)	(539)	(357)	—	55,361
General and administrative expense	80,893	(5,042)	(507)	(89)	1,852	77,107
	161,008	(3,262)	(1,068)	(489)	1,852	158,041
Net gain on disposal of assets	(251)	(302)	422	(6)	—	(137)
Income from operations	83,676	43,106	(3,233)	(323)	(1,664)	121,562
Interest expense, net and other	(616)	213	(889)	(146)	(1,246)	(2,684)
Income before income taxes	83,060	43,319	(4,122)	(469)	(2,910)	118,878
Provision for income taxes	20,821	9,199	(681)	(220)	(546)	28,573
Net income	$62,239	$34,120	$(3,441)	$(249)	$(2,364)	$90,305

Net sales increased 8.1% to $609.7 million from $564.1 million. Net sales to home centers, lumber dealers, dealer distributors and contractor distributor increased, primarily due to increases in product sales volumes. The increase in sales to home centers was primarily due to the return of a nationwide customer. Net sales to contractor distributors decreased. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 86% and 84% of the Company's total net sales in the first six months of 2020 and 2019, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14% and 16% of the Company's total net sales in the first six months of 2020 and 2019, respectively.

Gross profit increased 14.3% to $279.5 million from $244.4 million. Gross profit margins increased to 45.8% from 43.3%, primarily due to lower material, factory and overhead expense (on higher production), partly offset by higher labor, warehouse and shipping expense each as a percentage of net sales. The gross profit margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, increased to 45.8% from 43.0% for wood construction products and increased to 42.4% from 41.6% for concrete construction products.

Research and development and engineering expense increased 9.7% to $25.6 million from $23.3 million primarily due to an increases of $1.3 million in cash profit sharing expense and $0.7 million in personnel costs.

Selling expense decreased 2.5% to $55.4 million from $56.8 million, primarily due to decreases of $2.0 million in travel–associated expenses, $1.2 million in professional fees, $0.7 million in advertising and promotional expense, $0.5 million in royalty expense and $0.4 million in stock-based compensation expense, partly offset by increases of $2.4 million in cash profit sharing and sales commissions and $1.5 million in personnel costs.

General and administrative expense decreased 4.7% to $77.1 million from $80.9 million, primarily due to decreases of $6.8 million in professional fees, including consulting, $1.2 million in stock-based compensation and $1.1 million in travel–associated expenses, partly offset by increases of $2.6 million in cash profit sharing expense, $1.5 million in personnel expense, $0.8 million in depreciation and amortization expense, and $0.6 million in computer software and hardware costs. Included in general and administrative expense are costs associated with the SAP implementation and support of $5.9 million, an increase of $0.1 million over the first six-months of 2019.

Our effective income tax rate decreased to 24.0% from 25.1%.

Consolidated net income was $90.3 million compared to $62.2 million. Diluted net income per common share was $2.05 compared to $1.38.

Net sales

The following table represents net sales by segment for the six-month periods ended June 30, 2019 and 2020, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Six Months Ended
June 30, 2019	$480,504	$79,428	$4,165	$564,097
June 30, 2020	535,857	70,111	3,776	609,744
Increase (decrease)	$55,353	$(9,317)	$(389)	$45,647
Percentage increase (decrease)	11.5%	(11.7)%	(9.3)%	8.1%

The following table represents segment net sales as percentages of total net sales for the six-month periods ended June 30, 2019 and 2020, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2019 net sales	85%	14%	1%	100%
Percentage of total 2020 net sales	88%	12%	—%	100%

Gross profit

The following table represents gross profit by segment for the six-month periods ended June 30, 2019 and 2020, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Six Months Ended
June 30, 2019	$215,277	$27,686	$1,469	$1	$244,433
June 30, 2020	254,819	23,807	651	189	279,466
Increase (decrease)	$39,542	$(3,879)	$(818)	$188	$35,033
Percentage increase (decrease)	18.4%	(14.0)%	*	*	14.3%

* The statistic is not meaningful or material.

The following table represents gross profit as a percentage of sales by segment for the six-month periods ended June 30, 2019 and 2020, respectively:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2019 gross profit percentage	44.8%	34.9%	35.3%	*	43.3%
2020 gross profit percentage	47.6%	34.0%	17.2%	*	45.8%

* The statistic is not meaningful or material.

North America

•
Net sales increased 11.5%, primarily due to higher sales volumes from the return of a nationwide home center customer. Canada's net sales were negatively affected by foreign currency translation. In local currency, Canada net sales increased primarily due to increases in sales volume.

•
Gross profit margin increased to 47.6% from 44.8%, primarily due to decreases in material costs and factory and overhead costs (on higher production), partly offset by higher warehouse, labor and shipping costs, each as a percentage of net sales.

•	Research and development and engineering expense increased $2.3 million, primarily due to increases of $1.3 million in cash profit sharing expense and $0.7 million in personnel costs.

•
Selling expense decreased $0.5 million, primarily due to decreases of $1.5 million in travel–associated expenses, $1.2 million in professional fees, $0.8 million in advertising and promotional expense, $0.5 million in royalty expense and $0.3 million in stock-based compensation expense, partly offset by decreases of $2.5 million in cash profit sharing and sales commissions and $1.6 million in personnel costs.

•
General and administrative expense decreased $4.9 million, primarily due to decreases of $6.7 million in professional fees, including consulting, $1.2 million in stock-based compensation and $0.7 million in travel–associated expenses, partly offset by increases of $2.9 million in cash profit sharing expense, $1.4 million in personnel expense, $0.7 million in computer software and hardware costs and $0.5 million in depreciation and amortization expense. Included in general and administrative expense are costs associated with the SAP implementation and support of $5.9 million, an increase of $0.1 million over the first six-months of 2019.

•	Income from operations increased $43.1 million, mostly due to increased sales, gross profit margins, as well as lower operating expenses.

Europe

•
Net sales decreased 11.7%, primarily due to lower sales volumes, that resulted from lower production related to COVID-19 plant closures. Europe sales were impacted by approximately $2.3 million of negative foreign currency translations resulting from some Europe currencies weakening against the United States dollar. In local currency, Europe net sales decreased primarily due to lower sales volumes.

•
Gross profit margins decreased to 34.0% from 34.9%, primarily due to increases in labor, shipping and warehouse costs as well as factory overhead (on lower production), partly offset by lower material, each cost as a percentage of net sales.

•	Selling expense decreased $0.5 million, primarily due to a decrease of $0.4 million in travel–associated expenses.

•
General and administrative expense decreased $0.5 million, primarily due to a decrease of $0.4 million in cash profit sharing. Included in general and administrative expense are costs associated with the SAP implementation of $1.2 million for both the first six-months of 2020 and 2019.

•	Income from operations decreased $3.4 million, primarily due to lower sales and gross profit margins, partly offset by lower operating expenses.

Asia/Pacific

•	For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the six months ended June 30, 2020 and 2019, respectively.

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

In May 2020, the Company entered into a third amendment to the unsecured credit agreement dated July 27, 2012 with Wells Fargo Bank, National Association, and certain other institutional lenders that provides for a $300.0 million unsecured revolving credit facility (“Credit Facility”). The Amendment extends the term of the Credit Agreement from July 23, 2021, to July 23, 2022

As previously disclosed, as a proactive measure, the Company elected to draw down $150.0 million from the Credit Facility to increase its cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic. The proceeds from the borrowings are available to be used for working capital, general corporate or other purposes permitted by the Credit Facility. Total available credit as of June 30, 2020, was $153.6 million, including the Credit Facility and other revolving credit lines.

As of June 30, 2020, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Cash and cash equivalents of $53.6 million are held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the United States. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

The following table presents selected financial information as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively:

	At June 30,	At December 31,	At June 30,
(in thousands)	2020	2019	2019

Cash and cash equivalents	$315,448	$230,210	$141,731
Property, plant and equipment, net	247,119	249,012	252,710
Goodwill, intangible assets and equity investment	156,957	159,430	157,801
Working capital	641,488	482,000	456,709

The following table provides cash flow indicators for the six-month periods ended June 30, 2020 and 2019, respectively:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$42,766	$53,581
Investing activities	(13,444)	(16,258)
Financing activities	57,733	(55,609)

Cash flows from operating activities result primarily from our earnings, and are also affected by changes in operating assets and liabilities which consist primarily of working capital balances. As a significant portion of our revenues are derived from manufacturing building construction materials. Our operating cash flows are subject to seasonality and are cyclically associated with the volume and timing of construction project starts. For example, trade accounts receivable is generally at its lowest at the end of the fourth quarter and increases during the first, second and third quarters.

During the six months ended June 30, 2020, operating activities provided $42.8 million in cash and cash equivalents, as a result of $90.3 million from net income and $31.0 million from non-cash adjustments to net income, which included depreciation and amortization expense and stock-based compensation expense. The increase in net cash provided by operating activities was partly offset by a decrease of $78.5 million in the net change in operating assets and liabilities, including increases of $95.9 million in trade accounts receivable and $14.4 million in inventory, partly offset by increases of $22.9 million in other current liabilities and $15.3 million in trade accounts payable. Cash used in investing activities of $13.4 million during the six months ended June 30, 2020. Cash provided by financing activities of $57.7 million during the six months ended June 30, 2020.

Cash flow used for investing activities result primarily from the capital expenditures. Our capital spending in 2018, 2019 and the six months ended June 30, 2020 was $29.3 million, $32.7 million and $14.1 million, respectively, which was primarily used for machinery and equipment purchases and software in development. Based on current information and subject to future events and circumstances, new capital spending for fiscal year 2020 will be primarily for safety and equipment replacement, but may be for other capital projects, including those that provide cost savings or enable future growth.

Cash flow provided by financing activities was primarily due to the Company borrowing $150.0 million on its credit facility. During the first half of 2020, we used $62.7 million to purchase 902,340 shares of the Company's common stock on the open market at an average price of $69.46 per share and we used $20.2 million to pay dividends to our stockholders.

On July 14, 2020, the Board declared a quarterly cash dividend of $0.23 per share, estimated to be $10.0 million in total. The dividend will be payable on October 22, 2020, to the Company's stockholders of record on October 1, 2020.

As illustrated in the table below, since 2014, the Company has repurchased over seven-and-a-half million shares of the Company's common stock, which represents approximately 15.4% of our shares of common stock outstanding at the beginning of 2015. Including dividends, we have returned cash of $614.3 million, which represents 82.5% of our total cash flow from operations during the same period.

(in thousands)	Number of Shares Repurchased	Cash Paid for Share Repurchases	Cash paid for Dividends	Total
January 1 - July 31, 2020	902	$62,679	$30,399	$93,078
January 1 - December 31, 2019	972	60,816	40,258	101,074
January 1 - December 31, 2018	1,955	110,540	39,891	150,431
January 1 - December 31, 2017	1,138	70,000	36,981	106,981
January 1 - December 31, 2016	1,244	53,502	32,711	86,213
January 1 - December 31, 2015	1,339	47,144	29,352	76,496
Total	7,550	$404,681	$209,592	$614,273

Given current circumstances, the Company has temporarily suspended its share repurchase program as of March 31, 2020. As of June 30, 2020, approximately $37.3 million remained available under the $100.0 million repurchase authorization, which expires December 31, 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

Foreign Exchange Risk

We have foreign exchange rate risk in our international operations, and through purchases from foreign vendors. Changes in the values of currencies of foreign countries affect our financial position, income statement and cash flows when translated into U.S. dollars. Currently, we do not hedge this risk. We estimate that if the exchange rate were to change by 10% in any one country where we have our operations, the change in net income would not be material to our operations taken as a whole.

Foreign currency translation adjustments on our underlying assets and liabilities resulted in an accumulated other comprehensive profit of $4.5 million for the three months ended June 30, 2020, due to the effects of the weakening United States dollar in relation to almost all other currencies. Foreign currency translation adjustments on our underlying assets and liabilities resulted in an accumulated other comprehensive loss of $3.1 million for the six months ended June 30, 2020, due to the strengthening of the United States dollar in relation to almost all currencies.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which bears interest at variable rates. The variable interest rates on the Credit Facility fluctuate and exposes us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. At June 30, 2020, we have $150.0 million outstanding under the Credit Facility at an average annualized interest rate of approximately 1.9%. Currently, we do not engage in any interest rate hedging activity and a 10% change in interest rates would affect our interest expense by approximately $0.3 million per year, assuming no changes in the amount outstanding or other variables under the Credit Facility.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the CEO and the CFO, does not, however, expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent all fraud and material errors. Internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the facts that there are resource constraints and that the benefits of controls must be considered relative to their costs. The inherent limitations in internal control over financial reporting include the realities that judgments can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of internal control is also based in part on assumptions about the likelihood of future events, and there can be only reasonable, not absolute assurance that any design will succeed in achieving its stated goals under all potential events and conditions. Over time, controls may become inadequate because of changes in circumstances, or the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting. In 2016, we began the process of implementing a fully integrated ERP platform from SAP America, Inc. (“SAP”), as part of a multi-year plan to integrate and upgrade our systems and processes. The first phase of this implementation became operational, at most of our North America sales, production, warehousing and administrative locations between February 2018 and June 2020. We believe the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on From 10-K for the year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 except as follows:

Changes in government and industry regulatory standards could have a material adverse effect on our business, financial condition or results of operations. Government regulations pertaining to health and safety and environmental concerns continue to emerge, domestically as well as internationally, including regulations due to the COVID-19 pandemic. These regulations include the Occupational Safety and Health Administration and other worker safety regulations for the protection of employees, as well as regulations for the protection of consumers. It is necessary for us to comply with current requirements (including requirements that do not become effective until a future date), and even more stringent requirements could be imposed on our products or processes. Compliance with these regulations may require us to alter our manufacturing and installation processes and our sourcing. For example, our manufacturing locations enhanced cleaning processes, established health screening procedures, modified work stations and material flows with established social distancing practices in response to the COVID-19 pandemic in accordance with guidelines provided by the U.S. Centers for Disease Control and Prevention, as well as local and state health departments. Such actions could increase our capital expenditures and adversely impact our business, financial condition or results of operations, and our inability to effectively and timely meet such regulations could adversely impact our competitive position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents the monthly repurchases of shares of our common stock in the second quarter of 2020.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased [1][2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs [2]
April 1 - April 30, 2020	—	$—	—	$37.3 million
May 1 - May 31, 2020	54	$72.10	—	$37.3 million
June 1 - June 30, 2020	424	82.77	—	$37.3 million
Total	478

[1] Total number of shares purchased includes shares withheld for settlement of payroll taxes from stock-based compensation awards vested for retirement eligible employees who retired during the second quarter of 2020.

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
10.1
Third Amendment to Credit Agreement, dated as of May 21, 2020, among the Company, as Borrower, Simpson Strong-Tie Company Inc. and Simpson Strong-Tie International, Inc., as Guarantors, the several financial institutions party to the Agreement, as Lenders, and Well Fargo Bank, National Association, in its separate capacities as Swing Line Lender and L/C Issuer and as Administrative Agent is incorporated by reference to Exhibit 10.1 to Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated May 27, 2020.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 6, 2020	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)