Form 10-Q
period 2020-09-30
Simpson Manufacturing Co., Inc.
filed 2020-11-06
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

The number of shares of the registrant’s common stock outstanding as of November 2, 2020: 43,421,469.

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	September 30,		December 31,
	2020	2019	2019
ASSETS
Current assets
Cash and cash equivalents	$311,465	$194,061	$230,210
Trade accounts receivable, net	226,447	180,898	139,364
Inventories	260,054	242,730	251,907
Other current assets	22,439	17,565	19,426
Total current assets	820,405	635,254	640,907

Property, plant and equipment, net	246,472	250,950	249,012
Operating lease right-of-use assets	41,453	34,463	35,436
Goodwill	133,734	131,191	131,879
Equity investment	2,475	2,485	2,480
Intangible assets, net	20,964	21,816	25,071
Other noncurrent assets	12,362	10,149	10,581
Total assets	$1,277,865	$1,086,308	$1,095,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$42,271	$40,861	$33,351
Accrued liabilities and other current liabilities	148,890	125,006	125,556
Total current liabilities	191,161	165,867	158,907
Operating lease liabilities	33,354	27,256	27,930
Long term debt, net of current portion	75,000	—	—
Deferred income tax and other long-term liabilities	17,550	16,238	16,572
Total liabilities	317,065	209,361	203,409
Commitments and contingencies (see Note 12)
Stockholders’ equity
Common stock, at par value	444	446	442
Additional paid-in capital	281,134	278,898	280,216
Retained earnings	772,851	649,053	645,507
Treasury stock	(72,058)	(21,437)	(9,379)
Accumulated other comprehensive loss	(21,571)	(30,013)	(24,829)
Total stockholders’ equity	960,800	876,947	891,957
Total liabilities and stockholders’ equity	$1,277,865	$1,086,308	$1,095,366

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$364,304	$309,932	$974,048	$874,029
Cost of sales	191,061	172,288	521,339	491,952
Gross profit	173,243	137,644	452,709	382,077
Operating expenses:
Research and development and other engineering	12,287	11,972	37,860	35,287
Selling	29,396	27,672	84,757	84,471
General and administrative	40,289	37,047	117,396	117,941
Total operating expenses	81,972	76,691	240,013	237,699
Net gain on disposal of assets	(72)	(14)	(209)	(265)
Income from operations	91,343	60,967	212,905	144,643
Interest expense, net and other	(518)	(1,778)	(3,202)	(2,394)
Income before taxes	90,825	59,189	209,703	142,249
Provision for income taxes	23,768	15,503	52,341	36,324
Net income	$67,057	$43,686	$157,362	$105,925
Other comprehensive income
Translation adjustment	6,238	5,797	3,170	5,825
Unamortized pension adjustments	28	(362)	88	(462)
Comprehensive net income	$73,323	$49,121	$160,620	$111,288

Net income per common share:
Basic	$1.54	$0.98	$3.60	$2.37
Diluted	$1.54	$0.97	$3.59	$2.35

Number of shares outstanding
Basic	43,474	44,477	43,683	44,673
Diluted	43,683	44,814	43,873	44,995

Cash dividends declared per common share	$0.23	$0.23	$0.69	$0.68

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data)

Three Months Ended September 30, 2020 and 2019 (unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at June 30, 2020	43,473	$444	$277,625	$716,038	$(27,837)	$(72,058)	$894,212
Net income	—	—	—	67,057	—	—	67,057
Translation adjustment, net of tax	—	—	—	—	6,238	—	6,238
Pension adjustment and other, net of tax	—	—	—	—	28	—	28
Stock-based compensation	—	—	3,651	—	—	—	3,651
Shares issued from release of Restricted Stock Units	3	—	(162)	—	—	—	(162)
Cash dividends declared on common stock, $0.23 per share	—	—	—	(10,244)	—	—	(10,244)
Common stock issued at $99.63 per share for stock bonus	—	$—	20	—	—	—	20
Balance at September 30, 2020	43,476	$444	$281,134	$772,851	$(21,571)	$(72,058)	$960,800

Balance at June 30, 2019	44,675	$446	$277,024	$615,529	$(24,578)	$—	$868,421
Net income	—	—	—	43,686	—	—	43,686
Translation adjustment and other, net of tax	—	—	—	—	(5,797)	—	(5,797)
Pension adjustment, net of tax	—	—	—	—	362	—	362
Stock-based compensation	—	—	1,880	—	—	—	1,880
Shares issued from release of Restricted Stock Units	1	—	(6)	—	—	—	(6)
Repurchase of common stock	(349)		—	—	—	(21,437)	(21,437)
Cash dividends declared on common stock, $0.23 per share	—	—	—	(10,162)	—	—	(10,162)
Balance, at September 30, 2019	44,327	$446	$278,898	$649,053	$(30,013)	$(21,437)	$876,947

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data)

Nine Months Ended September 30, 2020 and 2019 (unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2019	44,209	$442	$280,216	$645,507	$(24,829)	$(9,379)	$891,957
Net income	—	—	—	157,362	—	—	157,362
Translation adjustment, net of tax	—	—	—	—	3,170	—	3,170
Pension adjustment and other, net of tax	—	—	—	—	88	—	88
Stock-based compensation	—	—	8,481	—	—	—	8,481
Shares issued from release of Restricted Stock Units	165	2	(7,905)	—	—	—	(7,903)
Repurchase of common stock	(902)	—	—	—	—	(62,679)	(62,679)
Cash dividends declared on common stock, $0.69 per share	—	—	—	(30,018)	—	—	(30,018)
Common stock issued at $81.30 per share for stock bonus	4	—	342	—	—	—	342
Balance at September 30, 2020	43,476	$444	$281,134	$772,851	$(21,571)	$(72,058)	$960,800

Balance at December 31, 2018	44,998	$453	$276,504	$628,207	$(24,650)	$(25,000)	$855,514
Net income	—	—	—	105,925	—	—	105,925
Translation adjustment, net of tax	—	—	—	—	(5,825)	—	(5,825)
Pension adjustment and other, net of tax	—	—	—	—	462	—	462
Stock-based compensation	—	—	8,007	—	—	—	8,007
Shares issued from release of Restricted Stock Units	178	2	(5,905)	—	—	—	(5,903)
Repurchase of common stock	(854)	—	—	—	—	(51,437)	(51,437)
Retirement of treasury stock	—	(9)	—	(54,991)	—	55,000	—
Cash dividends declared on common stock, $0.68 per share	—	—		(30,088)	—	—	(30,088)
Common stock issued at $54.31 per share for stock bonus	5	—	292	—	—	—	292
Balance, at September 30, 2019	44,327	$446	$278,898	$649,053	$(30,013)	$(21,437)	$876,947

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net income	$157,362	$105,925
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets and other	(204)	(263)
Depreciation and amortization	30,088	29,044
Noncash lease expense	6,246	5,278
Deferred income taxes and other long-term liabilities	1,852	2,262
Noncash compensation related to stock plans	9,459	8,699
Provision of doubtful accounts	23	435
Changes in operating assets and liabilities:
Trade accounts receivable	(87,170)	(36,385)
Inventories	(7,199)	31,163
Trade accounts payable	7,825	8,130
Other current assets	(618)	(3,197)
Accrued liabilities and other current liabilities	21,762	3,452
Other noncurrent assets and liabilities	(9,808)	(5,308)
Net cash provided by operating activities	129,618	149,235
Cash flows from investing activities
Capital expenditures	(20,879)	(24,495)
Asset acquisitions, net of cash acquired	(1,425)	(3,529)
Proceeds from sale of property and equipment	750	2,498
Net cash used in investing activities	(21,554)	(25,526)
Cash flows from financing activities
Repurchase of common stock	(62,679)	(51,437)
Proceeds from lines of credit	164,330	13,308
Repayments of lines of credit and capital leases	(89,347)	(14,335)
Debt issuance costs	(712)	—
Dividends paid	(30,164)	(30,002)
Cash paid on behalf of employees for shares withheld	(7,581)	(5,905)
Net cash used by in financing activities	(26,153)	(88,371)
Effect of exchange rate changes on cash and cash equivalents	(656)	(1,457)
Net increase in cash and cash equivalents	81,255	33,881
Cash and cash equivalents at beginning of period	230,210	160,180
Cash and cash equivalents at end of period	$311,465	$194,061
Noncash activity during the period
Noncash capital expenditures	$778	$194
Dividends declared but not paid	10,000	10,162
Issuance of Company’s common stock for compensation	342	292

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

Revenue Recognition

Generally, the Company’s revenue contract with a customer exists when goods are shipped, and services (if any) are rendered; and its related invoice is generated. The duration of the contract does not extend beyond the promised goods or services already transferred. The transaction price of each distinct promised product or service specified in the invoice is based on its relative standalone selling price. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer at a point in time or as the services are completed. The Company’s shipping terms provide the primary indicator of the transfer of control. The Company’s general shipping terms are F.O.B. shipping point, where title and risk and rewards of ownership transfer at the point when the products leave the Company’s warehouse. The Company recognizes revenue based on the consideration specified in the invoice with a customer, less any sales incentives, discounts, and amounts collected on behalf of third parties (i.e., governmental tax authorities). Based on historical experience with the customer, the customer's purchasing pattern and its significant experience selling products, the Company concluded that a significant reversal in the cumulative amount of revenue recognized will not occur when the uncertainty (if any) is resolved (that is, when the total amount of purchases is known). Refer to Note 2 for additional information.

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

Derivative Instruments - Foreign Currency Contracts

The Company transacts business in various foreign countries and may therefore be exposed to foreign currency exchange rate risk. The Company has established risk management programs to protect against volatility in the value of non-functional future cash flows caused by changes in foreign currency exchange rates and tries to maintain a partial or fully hedged position for certain transaction exposures when management considers appropriate. The Company enters into short-term foreign currency derivatives contracts, namely forward contracts, to hedge only those currency exposures associated with cash flows denominated in non-functional currencies. Gains and losses on the Company's derivative contracts are designed to offset losses and gains on the transactions hedged, and accordingly, generally do not subject the Company to risk of significant accounting losses. The Company hedges committed exposures and does not engage in speculative transactions. The credit risk of these derivative contracts is minimized since the contracts are with a large financial institution and accordingly, fair value adjustments related to the credit risk of the counterparty financial institution are not material.

The Company sources certain materials for its concrete products from a wholly owned subsidiary in China, and as a result is exposed to variability in cash outflows associated with changes in the foreign exchange rate between the United States Dollar and the Chinese Yuan (CNY). As of September 30, 2020, the aggregate notional amount of the Company's outstanding foreign currency derivative contracts was to buy CNY 70.3 million by selling $10.1 million throughout fiscal 2021. These forward contracts are accounted for as cash flow hedges under the accounting standards, and fair value is included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Net deferred gains and losses on these contracts relating to changes in fair value are included in accumulated other comprehensive loss, a component of shareholders' equity in the condensed consolidated balance sheets, and are reclassified into the line item in the condensed consolidated statement of income in the which the hedged items are recorded in the same period the hedged item affects earnings. Changes in fair value of any forward contracts that are determined to be ineffective are immediately reclassified from other comprehensive income ("OCI") into earnings.

The fair value of these foreign currency forward contracts, calculated based on Level 1 inputs, was not material as of September 30, 2020, and amounts deferred in OCI are expected to be recognized as a component of cost of sales in the consolidated statement of operations primarily during 2021. There were no amounts recognized due to ineffectiveness during the three and nine-months ended September 30, 2020

Cash and Cash Equivalents

The Company classifies other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. As of September 30, 2020 and 2019, the Company’s investments consisted mainly of United States Treasury securities and money market funds, included in cash equivalents which are the Company’s primary financial instruments and carried at cost, approximating fair value, based on Level 1 inputs. The balance of the Company’s primary financial instruments as of September 30, 2020 and 2019 was $46.4 million and $0.1 million, respectively.

Income Taxes

The Company uses an estimated annual tax rate to measure the tax benefit or tax expense recognized in each interim period.

Accounting Standards - Recently Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 amendments provide guidance on accounting for current expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. The required measurement methodology is based on an expected loss model that includes historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 eliminates the probable incurred loss recognition in current GAAP. The Company adopted ASU 2016-13 prospectively on January 1, 2020. Historically, the Company's actual credit losses have not been material. The Company's financial assets in the scope of ASU 2016-13 mainly consist of short-term trade receivables. In estimating expected credit loss, we are using the aging method, such as pooling receivables based on the levels of delinquency and applying historical loss rates, adjusted for current conditions and reasonable and supportable forecasts, to each pool. The Company will regularly reassess the customer groups by using its best judgment when considering changes in customers' credit ratings, customers' historical payments and loss experience, current market and economic conditions, and the Company's expectations of future market and economic conditions. Adoption of ASU 2016-13 had no material effect on the Company's consolidated financial statements and footnote disclosures.

All other issued and effective accounting standards during the third quarter of 2020 were determined to be not relevant or material to the Company.

2.    Revenue from Contracts with Customers

Disaggregated revenue

The Company disaggregates net sales into the following major product groups as described in the footnote for segment information included in these interim financial statements under Note 13.

Wood Construction Products Revenue. Wood construction products represented 86% and 84% of total net sales in the nine months ended September 30, 2020 and 2019, respectively.

Concrete Construction Products Revenue. Concrete construction products represented 14% and 16% of total net sales in the nine months ended September 30, 2020 and 2019, respectively.

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

Reconciliation of contract balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of September 30, 2020, the Company had no contract assets or contract liabilities from contracts with customers.

3.    Net Income Per Share

The following table reconciles basic net income per share of the Company's common stock to diluted net income per share for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net income available to common stockholders	$67,057	$43,686	$157,362	$105,925
Basic weighted-average shares outstanding	43,474	44,477	43,683	44,673
Dilutive effect of potential common stock equivalents — restricted stock units	209	337	190	322
Diluted weighted-average shares outstanding	43,683	44,814	43,873	44,995
Net income per common share:
Basic	$1.54	$0.98	$3.60	$2.37
Diluted	$1.54	$0.97	$3.59	$2.35

4.    Stockholders' Equity

Share Repurchases

During the nine months ended September 30, 2020, the Company repurchased 902,340 shares of the Company's common stock in the open market at an average price of $69.46 per share, for a total of $62.7 million. As of September 30, 2020, approximately $37.3 million remains available for repurchase under the previously announced $100.0 million share repurchase authorization (which expires at the end of 2020).

As of September 30, 2020, the Company held 1,020,328 shares of its common stock as treasury shares.

5.    Stock-Based Compensation

The Company allocates stock-based compensation expense related to equity plans for employees and non-employee directors among the cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. The Company recognized stock-based compensation expense related to its equity plans for employees of $4.0 million and $2.1 million for the three months ended September 30, 2020 and 2019, respectively, and $9.5 million and $8.7 million for the nine months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020, the Company granted 166,951 restricted stock units ("RSUs") to the Company's employees, including officers at an estimated weighted average fair value of $74.91 per share based on the closing price (adjusted for the present value of dividends) of the Company's common stock on the grant date. The RSUs granted to the Company's employees may be performance-based and/or time-based. Certain performance-based RSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the RSU agreement over a cumulative three-year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time-based RSUs that are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year vesting-term of the award.

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

As of September 30, 2020, the Company's aggregate unamortized stock compensation expense was approximately $14.4 million, is expected to be recognized in expense over a weighted-average period of 2.3 years.

6.    Trade Accounts Receivable, Net

Trade accounts receivable at the dates indicated consisted of the following:

	At September 30,		At December 31,
(in thousands)	2020	2019	2019
Trade accounts receivable	$231,559	$186,219	$144,729
Allowance for doubtful accounts	(2,032)	(1,434)	(1,935)
Allowance for sales discounts and returns	(3,080)	(3,887)	(3,430)
	$226,447	$180,898	$139,364

7.    Inventories

Inventories at the dates indicated consisted of the following:

	At September 30,		At December 31,
(in thousands)	2020	2019	2019
Raw materials	$100,198	$91,088	$95,575
In-process products	21,533	24,554	23,672
Finished products	138,323	127,088	132,660
	$260,054	$242,730	$251,907

8.    Property, Plant and Equipment, Net

Property, plant and equipment, net, at the dates indicated consisted of the following:

	At September 30,		At December 31,
(in thousands)	2020	2019	2019
Land	$28,287	$29,132	$28,092
Buildings and site improvements	201,020	197,075	195,210
Leasehold improvements	5,699	4,909	4,911
Machinery, equipment, and software	363,187	345,861	351,379
	598,193	576,977	579,592
Less accumulated depreciation and amortization	(369,655)	(339,920)	(346,594)
	228,538	237,057	232,998
Capital projects in progress	17,934	13,893	16,014
	$246,472	$250,950	$249,012

9.    Goodwill and Intangible Assets, Net

Goodwill at the dates indicated was as follows:

	At September 30,		At December 31,
(in thousands)	2020	2019	2019
North America	$96,161	$96,192	$96,244
Europe	36,215	33,710	34,300
Asia/Pacific	1,358	1,289	1,335
Total	$133,734	$131,191	$131,879

Intangible assets, net, at the dates indicated were as follows:

	At September 30, 2020
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$33,755	$(21,761)	$11,994
Europe	25,930	(16,960)	8,970
Total	$59,685	$(38,721)	$20,964

	At September 30, 2019
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$31,305	$(18,461)	$12,844
Europe	23,351	(14,379)	8,972
Total	$54,656	$(32,840)	$21,816

	At December 31, 2019
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$33,756	$(19,173)	$14,583
Europe	25,500	(15,012)	10,488
Total	$59,256	$(34,185)	$25,071

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization expense of definite-lived intangible assets was $1.7 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively, and was $4.5 million and $4.1 million for the nine months ended September 30, 2020 and 2019, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 5.5 years.

The only indefinite-lived intangible asset, consisting of a trade name, totaled $0.6 million at September 30, 2020.

At September 30, 2020, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)

Remaining three months of 2020	$1,508
2021	5,542
2022	3,483
2023	2,662
2024	1,710
2025	1,462
Thereafter	3,981
$20,348

The changes in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2020, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2019	$131,879	$25,071
Amortization	—	(4,538)
Foreign exchange	1,855	431
Balance at September 30, 2020	$133,734	$20,964

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

The following table provides a summary of leases included on the condensed consolidated balance sheets September 30, 2020, 2019 and December 31, 2019, condensed consolidated statements of earnings, and condensed consolidated statements of cash flows as of the three months and nine months ended September 30, 2020 and 2019:

	Condensed Consolidated Balance Sheets Line Item	September 30,		December 31,
(in thousands)		2020	2019	2019
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$41,453	$34,463	$35,436
Liabilities
Operating - current	Accrued expenses and other current liabilities	$8,443	$7,037	$7,392
Operating - noncurrent	Operating lease liabilities	33,354	27,256	27,930
Total operating lease liabilities		$41,797	$34,293	$35,322

Finance leases
Assets
Property and equipment, gross	Property, plant and equipment, net	$3,569	$3,569	$3,569
Accumulated amortization	Property, plant and equipment, net	(3,036)	(2,578)	(2,739)
Property and equipment, net	Property, plant and equipment, net	$533	$991	$830
Liabilities
Other current liabilities	Accrued expenses and other current liabilities	$771	$1,116	$1,125
Other long-term liabilities	Deferred income tax and other long-term liabilities	—	764	386
Total finance lease liabilities		$771	$1,880	$1,511

The components of lease expense were as follows:

	Condensed Consolidated Statements of Operations Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2020	2019	2020	2019
Operating lease cost	General administrative expenses and cost of sales	$2,736	$2,379	$7,708	$6,784

Finance lease cost:
Amortization of right-of-use assets	General administrative expenses	$218	$218	$654	$654
Interest on lease liabilities	Interest expense, net	7	16	28	54
Total finance lease		$225	$234	$682	$708

Other information

Supplemental cash flow information related to leases as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,611	$2,324	$7,395	$6,604
Finance cash flows for finance leases	290	290	870	870

Operating right-of-use assets obtained in exchange for lease obligations during the current period	7,155	1,616	14,312	3,704
The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2020:

(in thousands)	Finance Leases	Operating Leases
Remaining three months of 2020	$290	$2,632
2021	489	10,147
2022	—	7,933
2023	—	5,867
2024	—	4,834
Thereafter	—	18,926
Total lease payments	779	50,339
Less: Present value discount	(8)	(8,542)
Total lease liabilities	$771	$41,797

The following table summarizes the Company's lease terms and discount rates as of September 30, 2020 and 2019:

Weighted-average remaining lease terms (in years):	2020	2019
Operating leases	7.03	6.72
Finance leases	0.71	1.68
Weighted-average discount rate:
Operating leases	5.30%	5.37%
Finance leases	3.27%	3.23%

11.    Debt

In May 2020, the Company entered into a third amendment to the unsecured credit agreement dated July 27, 2012 with Wells Fargo Bank, National Association, and certain other institutional lenders that provides for a $300.0 million unsecured revolving credit facility (“Credit Facility”). The Amendment extends the term of the Credit Agreement from July 23, 2021, to July 23, 2022. The Company is required to pay an annual facility fee of 0.20 to 0.35 percent on the available commitments under the Credit Agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The fee is included within other expense in the Company's condensed consolidated statement of operations.

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

In March 2020, the Company elected to draw down $150.0 million from the Credit Facility to increase its cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 outbreak; and subsequently paid down $75.0 million during the third quarter of 2020. "Refer to Note 14 Subsequent Event." As of September 30, 2020, the Company's total available credit was $227.5 million under this Credit Facility and other revolving credit lines.

In addition to the Credit Facility, certain of the Company’s domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders. Together, these credit facilities provide the Company with a total of $303.9 million in revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company was in compliance with its financial covenants at September 30, 2020.

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

The following tables illustrate certain measurements used by management to assess the performance of its reportable segments as of or for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net Sales
North America	$316,902	$265,505	$852,759	$746,009
Europe	44,766	42,219	114,877	121,647
Asia/Pacific	2,636	2,208	6,412	6,373
Total	$364,304	$309,932	$974,048	$874,029
Sales to Other Segments*
North America	$629	$520	$1,940	$1,327
Europe	1,193	479	3,755	1,568
Asia/Pacific	7,240	7,600	17,717	21,272
Total	$9,062	$8,599	$23,412	$24,167
Income (Loss) from Operations
North America	$87,378	$56,844	$213,135	$139,489
Europe	6,074	5,386	7,100	9,645
Asia/Pacific	519	(481)	(160)	(837)
Administrative and all other	(2,628)	(782)	(7,170)	(3,654)
Total	$91,343	$60,967	$212,905	$144,643

*    Sales to other segments are eliminated in consolidation.

			At
	At September 30,		December 31,
(in thousands)	2020	2019	2019
Total Assets
North America	$1,524,482	$1,246,617	$1,269,545
Europe	186,051	169,183	169,785
Asia/Pacific	31,109	28,009	30,055
Administrative and all other	(463,777)	(357,501)	(374,019)
Total	$1,277,865	$1,086,308	$1,095,366

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $244.5 million, $135.9 million, and $161.4 million, as of September 30, 2020 and 2019, and December 31, 2019, respectively. Total "Administrative and all other" assets are net of inter-segment due to and from accounts eliminated in consolidation.

While the Company manages its business by geographic segment, the following table illustrates the distribution of the Company’s net sales by product group as additional information for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Wood construction products	$311,167	$255,869	$834,411	$731,898
Concrete construction products	52,983	53,947	139,299	141,883
Other	154	116	338	248
Total	$364,304	$309,932	$974,048	$874,029

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

14.    Subsequent Events

On October 23, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per share, estimated to be $10.0 million in total. The dividend will be payable on January 28, 2021, to the Company's stockholders of record on January 7, 2021.

On October 30, 2020, the Company paid down $25.0 million of the $75.0 million outstanding under its Credit Facility as of September 30, 2020.

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

Forward-looking statements are subject to inherent uncertainties, risk and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in our forward looking statements include, among others, those discussed under the Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Form 10-K and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II Item 1A Risk Factors in the Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. Additional risks include: the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies, such as the recent outbreak of coronavirus disease 2019 (COVID-19); volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; and reliance on employees subject to collective bargaining agreements.

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

In December 2019, COVID-19 was first identified in Wuhan, China. Over the next several months, COVID-19 quickly spread across the world. In March 2020, the WHO declared COVID-19 a worldwide pandemic based on the rapid increase in exposure globally, and the President of the United States declared the COVID-19 outbreak a national emergency. As of October 31, 2020, the virus continues to spread infecting over 46 million people worldwide. No vaccine is currently available for COVID-19 and the duration and severity of its effects are still unknown.

Government authorities in the countries and states where we operate have issued various and differing shelter in place, stay at home, social distancing guidelines and other measures in response to the COVID-19 pandemic. In many of those locations our operations are classified as an essential business and all of our manufacturing and distribution facilities continue to operate in accordance with those orders. In late March, two of our larger European manufacturing facilities in the United Kingdom and France were ordered to cease nearly all operations. Those two facilities have since re-opened. To date, there have been no orders to close any of our manufacturing or distribution facilities. The Company’s management team continues to monitor and manage its ability to operate effectively and, to date, the Company has not experienced any significant disruptions within its supply chain. Our supply chain partners have been very supportive and continue to do their part to ensure that service levels to our customers remain strong and, to date, we have not experienced any supply-chain disruptions related to COVID-19 and have been able to meet our customers’ needs. We will continue to communicate with our supply chain partners to identify and mitigate risk and to manage inventory levels.

In response to the COVID-19 pandemic the Company proactively took measures to maintain and preserve its strong financial position and flexibility, including drawing down on the Credit Facility, implementing a hiring freeze and adjusting employee hours to meet production requirements, although during the year the Company has resumed hiring to meet increased demand levels that it has experienced. The Company will continue to be conservative in its capital allocation approach but does project to repay the draw down on its Credit Facility by the end of the 2020 fiscal year and has resumed the stock repurchase program in the fourth quarter 2020. As a result of COVID-19 and in support of continuing its manufacturing efforts, the Company has undertaken a number of steps to protect its employees, suppliers and customers, as their safety and well-being is one of our top priorities. We have instituted additional precautions in our manufacturing and distribution facilities to comply with health and safety guidelines and to protect our employees, including enhanced deep cleaning, staggered shifts, temperature checking, use of face masks, practicing social distancing and limiting non-employees at our locations, amongst other safety related policies and procedures. Many of our office workers in our manufacturing and distribution facilities, as well as the corporate headquarters, continue to work remotely, where possible. The senior management team meets regularly to review and assess the status of the Company's operations and the health and safety of its employees.

A significant portion of the Company's total product sales is dependent on US housing starts and its business, financial condition, and results of operations depends significantly on the level of housing and residential construction activity. We anticipated previously that the effects of responses to the pandemic would have a negative effect on our North America operations. However, single-family housing starts increased from April's and May's lower levels and increased from prior-year's level of starts. Due to the return of a nationwide home center customer, increased housing starts and a strong home repair and remodel market, October 2020 sales were up compared to October 2019 and on pace for a 3% increase in the fourth quarter of 2020 compared to the fourth quarter of 2019. Whether this trend continues at the same pace or decline for the remainder of the year is not known. Declines in housing and residential construction, such as housing starts and home improvement projects, which generally occur during economic downturns, have in the past significantly reduced, and in the future may reduce, the demand for, and net sales, of the Company's products.

The magnitude and duration of the pandemic including its impact on our operations, supply chain partners and general economic conditions, is uncertain and we continue to monitor the impact of the pandemic on our operations and financial condition, which was not significantly adversely impacted in the first nine months of 2020. We are uncertain of the long-term effects on the North America segment and Europe segment at this time.

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

Notwithstanding our continued operations and third quarter performance, the COVID-19 pandemic may have negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. Any resulting economic downturn could adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials. The progression of this matter could also negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers, among others.

In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above, which may significantly hamper our production throughout the supply chain and constrict sales channels. The extent to which COVID-19 pandemic may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the pandemic and the effectiveness of actions globally to contain or mitigate its effects. Our consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by management as of September 30, 2020. Events and changes in circumstances arising after September 30, 2020, including those resulting from the impacts of COVID-19 pandemic, will be reflected in management’s estimates for future periods.

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

We went live with our first wave of the SAP implementation project in February of 2018, and we implemented SAP at five additional locations in 2019 and 2020. We are tracking toward rolling out SAP technology in our remaining North America branches by 2021, and company-wide completion of the SAP roll-out is currently targeted for 2022. Meeting the 2022 goal is highly dependent on the lifting of current travel restrictions, which are the result of the COVID-19 pandemic. While we believe the SAP implementation will be beneficial to the Company over time, annual operating expenses have and are expected to continue to increase through 2024 as a result of the SAP implementation, primarily due to increases in training costs and the depreciation of previously capitalized costs. As of September 30, 2020, we have capitalized $19.4 million and expensed $34.9 million of the costs, including $5.3 million in depreciation expense of capitalized costs.

Business Segment Information

Historically our North America segment has generated more revenues from wood construction products compared to concrete construction products. During the first nine months of 2020, the return of a nationwide home center customer, favorable weather, increased home improvement activity and increased housing starts resulted in higher sales volumes over the same time period of 2019, which had extremely wet weather in the first half of the year. Our wood construction product net sales increased 22.6% for the quarter ended September 30, 2020 compared to September 30, 2019, primarily due to increased sales volumes in connection with the return of a nationwide home center customer and increased housing starts and repair and remodel activity, which resulted in increased sales to some of our other sales distributor channels. Our concrete construction product net sales increased 1.9% for the quarter ended September 30, 2020 compared to September 30, 2019, primarily due to higher sales volumes. Operating profits increased due to higher sales, lower cost of goods sold, mostly due to lower material, and lower operating expenses. In operating expenses, increases in cash profit sharing and stock-based compensation expense were partially offset by reductions in consulting fees and travel related expense.

Our Europe segment also generates more revenues from wood construction products than concrete construction products. Europe net sales increased for the quarter ended September 30, 2020 compared to September 30, 2019, primarily due to benefiting from approximately $2.1 million of foreign currency translations for some Europe currencies strengthening against the United States dollar. In local currency, Europe net sales increased due to higher volumes. Wood construction product sales increased 14.2% for the quarter ended September 30, 2020 compared to September 30, 2019. Concrete construction product sales are mostly project based, and net sales decreased 15.2% for the quarter ended September 30, 2020 compared to September 30, 2019. Gross margins decreased, mostly due to higher labor, warehouse and shipping costs, partly offset by lower material and factory and overhead costs. Operating expenses increased, primarily due to higher cash profit sharing and stock-based compensation expense.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

Business Outlook

At the time the Company withdrew its outlook it was unable to forecast its full-year outlook with reasonable accuracy given the uncertainty surrounding the COVID-19 pandemic and the related impact on the Company's business. On July 27, 2020, the Company reinstated its 2020 full-year outlook originally provided on February 3, 2020 and is again updating its full year outlook, primarily reflecting three quarters of actual results, as well as improved visibility on the progression of pandemic-related restrictions and the impact of those restrictions on the Company’s operations. Based on business trends and conditions as of the day we announced our third quarter earnings, the Company's outlook for the full fiscal year ending December 31, 2020 is as follows:

•Net sales are estimated to increase in the range of 9.0% to 10.0% compared to the full year ended December 31, 2019.

•Gross margin is estimated to be in the range of approximately 45.0% to 46.0%.

•Operating expenses, as a percentage of net sales, are estimated to be in the range of approximately 25.0% to 26.5%.

•The effective tax rate is estimated to be in the range of 24.5% to 26.0%, including both federal and state income tax rates.

Additionally, we believe the Company’s gross margins and operating margins for the 2021 fiscal year will pull back from our expectations for the full year 2020 as we anticipate costs directly related to materials, production headcount, customer engagement and investments in business growth will increase in 2021.

While the magnitude and duration of the COVID-19 pandemic and its impact on general economic conditions remains uncertain, the Company is continuing to monitor the impact of the pandemic on its operations and financial condition, which was not significantly adversely impacted in the third quarter of 2020, primarily due to the return of a nationwide home center customer, and increased housing starts and home improvement activity. Please note that ongoing uncertainties surrounding the impact of the pandemic on Simpson’s business, which may include the economic impact on its operations, raw material costs, consumers, suppliers, vendors, and other factors outside of its control, may have a material adverse impact on the Company’s financial outlook.

Results of Operations for the Three Months Ended September 30, 2020, Compared with the Three Months Ended September 30, 2019

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended September 30, 2020, against the results of operations for the three months ended September 30, 2019. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended September 30, 2019 and the three months ended September 30, 2020.

Third Quarter 2020 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the three months ended September 30, 2020, from the three months ended September 30, 2019, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	September 30,	North		Asia/	Admin &	September 30,
(in thousands)	2019	America	Europe	Pacific	All Other	2020
Net sales	$309,932	$51,397	$2,547	$428	$—	$364,304
Cost of sales	172,288	17,310	1,781	(493)	175	191,061
Gross profit	137,644	34,087	766	921	(175)	173,243
Research and development and other engineering expense	11,972	181	72	62	—	12,287
Selling expense	27,672	1,649	45	30	—	29,396
General and administrative expense	37,047	1,725	(16)	(138)	1,671	40,289
Total operating expenses	76,691	3,555	101	(46)	1,671	81,972
Net loss (gain) on disposal of assets	(14)	(1)	(23)	(34)	—	(72)
Income from operations	60,967	30,533	688	1,001	(1,846)	91,343
Interest income (expense), net and other	(1,778)	894	956	(137)	(453)	(518)
Income before income taxes	59,189	31,427	1,644	864	(2,299)	90,825
Provision for income taxes	15,503	7,970	545	266	(516)	23,768
Net income	$43,686	$23,457	$1,099	$598	$(1,783)	$67,057

Net sales increased 17.5% to $364.3 million from $309.9 million. Net sales to home centers, dealer distributors and lumber dealers increased primarily due to increases in sales volumes from the return of a nationwide home center customer. Net sales to contractor distributors decreased. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% and 84% of the Company's total net sales in the third quarters of 2020 and 2019, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% and 16% of the Company's total net sales in the third quarters of 2020 and 2019, respectively.

Gross profit increased 25.9% to $173.2 million from $137.6 million. Gross margins increased to 47.6% from 44.0%, primarily due to lower material costs and factory and overhead expense (on higher production), partly offset by higher warehouse, shipping and labor expense each as a percentage of net sales. Gross margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, increased to 48.0% from 44.4% for wood construction products and increased to 42.1% from 41.6% for concrete construction products, respectively.

Research and development and engineering expense increased 2.6% to $12.3 million from $12.0 million, primarily due to increases of $0.6 million in cash profit sharing expense and $0.2 million in stock-based compensation expense on our performance based awards, partly offset by decreased software development costs.

Selling expense increased 6.2% to $29.4 million from $27.7 million, primarily due to increases of $1.7 million in cash profit sharing and sales commissions, $0.8 million in personnel costs, $0.4 million in stock-based compensation and $0.4 million in professional fees, partly offset by decreases of $1.3 million in travel–associated expenses, and $0.4 million in promotional and advertising expense.

General and administrative expense increased 8.8% to $40.3 million from $37.0 million, primarily due to increases of $2.0 million in cash profit sharing expense, $1.1 million in stock-based compensation expense on our performance based awards, $0.9 million in depreciation and amortization expense and $0.6 million in insurance expense, partly offset by a decrease of $1.1 million in travel–associated expenses. Included in general and administrative expense are SAP implementation and support costs of $3.2 million, which decreased $0.4 million from the prior quarter.

Our effective income tax rate was 26.2% for both periods.

Consolidated net income was $67.1 million compared to $43.7 million. Diluted net income per common share was $1.54 compared to $0.97.

Net sales

The following table represents net sales by segment for the three-month periods ended September 30, 2020 and 2019, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
September 30, 2019	$265,505	$42,219	$2,208	$309,932
September 30, 2020	316,902	44,766	2,636	364,304
Increase	$51,397	$2,547	$428	$54,372
Percentage increase	19.4%	6.0%	19.4%	17.5%

The following table represents segment net sales as percentages of total net sales for the three-month periods ended September 30, 2020 and 2019, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2019 net sales	86%	14%	1%	100%
Percentage of total 2020 net sales	87%	12%	1%	100%

Gross profit

The following table represents gross profit by segment for the three-month periods ended September 30, 2020 and 2019, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
September 30, 2019	$120,974	$16,214	$455	$1	$137,644
September 30, 2020	155,061	16,980	1,376	(174)	173,243
Increase (decrease)	$34,087	$766	$921	$(175)	$35,599
Percentage Increase (decrease)	28.2%	4.7%	*	*	25.9%

* The statistic is not meaningful or material.

The following table represents gross profit as a percentage of sales by segment for the three months ended September 30, 2020 and 2019, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2019 gross profit percentage	45.6%	38.4%	20.6%	*	44.4%
2020 gross profit percentage	48.9%	37.9%	52.2%	*	47.6%

* The statistic is not meaningful or material.

North America

•Net sales increased 19.4%, primarily due to higher sales volumes from the return of a nationwide home center customer and increased repair and remodel activity, as well as from other sales distributor channels, which experienced increased new housing starts and repair and remodel activity. Canada's net sales increased but were negatively affected by foreign currency translation.

•Gross profit as a percentage of net sales increased to 48.9% from 45.6% primarily due to decreases in material and labor costs, partly offset by higher warehouse and shipping costs, each as a percentage of net sales.

•Research and development and engineering expense increased $0.2 million, primarily due to increases of $0.6 million in cash profit sharing expense and $0.2 million in stock-based compensation, partly offset by decreased software development costs.

•Selling expense increased $1.6 million, primarily due to increases of $1.5 million in cash profit sharing and sales commissions, $0.6 million in personnel expense, $0.5 million in professional fees, and $0.3 million in stock-based compensation for our performance based awards, partly offset by decreases of $1.1 million in travel–associated expenses and $0.2 million in promotional and advertising expense.

•General and administrative expense increased $1.7 million, primarily due to increases of $1.1 million in stock-based compensation expense for our performance based awards, $0.6 million in depreciation and amortization, $0.3 million in rent expense, and $0.2 million in cash profit sharing expense, partly offset by a decrease of $0.8 million in travel-related expenses. Included in general and administrative expense are SAP implementation and support costs of $2.5 million, which decreased $0.4 million from the prior quarter.

•Income from operations increased by $30.5 million, primarily due to increased gross profit, partly offset by higher operating expenses.

Europe

•Net sales increased 6.0%, primarily due to higher sales volumes along with the positive impact of foreign currency translation of approximately $2.1 million from some Europe currencies strengthening against the United States dollar. In local currency, Europe net sales increased due to higher sales volumes.

•Gross profit as a percentage of net sales decreased to 37.9% from 38.4%, primarily due to increased labor, warehouse and shipping costs, partly offset by lower material and factory and overhead cost.

•Income from operations increased by $0.7 million, primarily due to higher gross profits.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended September 30, 2020 and 2019, respectively.

Admin & All Other

•General and administrative expense increased $1.7 million, primarily due to increases of $1.3 million in cash profit sharing expense.

Results of Operations for the Nine Months Ended September 30, 2020, Compared with the Nine Months Ended September 30, 2019

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the nine months ended September 30, 2020, against the results of operations for the nine months ended September 30, 2019. Unless otherwise stated, the results announced below, when referencing “both periods,” refer to the nine months ended September 30, 2019 and the nine months ended September 30, 2020

Year-to-Date (9-month) 2020 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the nine months ended September 30, 2020, from the nine months ended September 30, 2019, and the increases or decreases for each category by segment:

	Nine Months Ended	Increase (Decrease) in Operating Segment				Nine Months Ended
	September 30,	North		Asia/	Admin &	September 30,
(in thousands)	2019	America	Europe	Pacific	All Other	2020
Net sales	874,029	$106,750	$(6,770)	$39	$—	$974,048
Cost of sales	491,952	33,138	(3,657)	(63)	(31)	521,339
Gross profit	382,077	73,612	(3,113)	102	31	452,709
Research and development and other engineering expense	35,287	2,503	50	20	—	37,860
Selling expense	84,471	1,108	(495)	(327)	—	84,757
General and administrative expense	117,941	(3,341)	(523)	(227)	3,546	117,396
	237,699	270	(968)	(534)	3,546	240,013
Net gain on disposal of assets	(265)	(304)	399	(39)	—	(209)
Income from operations	144,643	73,646	(2,544)	675	(3,515)	212,905
Interest expense, net and other	(2,394)	1,108	66	(282)	(1,700)	(3,202)
Income before income taxes	142,249	74,754	(2,478)	393	(5,215)	209,703
Provision for income taxes	36,324	17,169	(136)	46	(1,062)	52,341
Net income	$105,925	$57,585	$(2,342)	$347	$(4,153)	$157,362

Net sales increased 11.4% to $974.0 million from $874.0 million. Net sales to home centers, lumber dealers and dealer distributors increased, primarily due to increases in product sales volumes from the return of a nationwide home center customer. Net sales to contractor distributors decreased. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 86% and 84% of the Company's total net sales in the first nine months of 2020 and 2019, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14% and 16% of the Company's total net sales in the first nine months of 2020 and 2019, respectively.

Gross profit increased 18.5% to $452.7 million from $382.1 million. Gross profit margins increased to 46.5% from 43.3%, primarily due to lower material costs and factory and overhead expense (on higher production), partly offset by higher warehouse, labor and shipping expense each as a percentage of net sales. The gross profit margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, increased to 46.6% from 43.4% for wood construction products and increased to 42.3% from 41.6% for concrete construction products.

Research and development and engineering expense increased 7.3% to $37.9 million from $35.3 million primarily due to increases of $1.9 million in cash profit sharing expense and $0.3 million in personnel costs.

Selling expense increased slightly to $84.8 million from $84.5 million, primarily due to increases of $4.0 million in cash profit sharing and sales commissions and $2.4 million in personnel costs, partly offset by decreases of $3.2 million in travel–associated expenses, $1.1 million in advertising and promotional expense, $0.8 million in professional fees and $0.5 million in royalty expense.

General and administrative expense decreased slightly to $117.4 million from $117.9 million, primarily due to decreases of $7.1 million in professional fees, including consulting fees, $2.1 million in travel–associated expenses and $0.3 million in lower bad debt expenses, partly offset by increases of $4.6 million in cash profit sharing expense, $1.7 million in personnel related expense, $1.7 million in depreciation and amortization expense, $0.7 million in insurance expense, and $0.6 million in computer software and hardware costs. Included in general and administrative expense are costs associated with the SAP implementation and support of $9.1 million, a decrease of $0.3 million over the first nine-months of 2019.

Our effective income tax rate decreased to 25.0% from 25.1%.

Consolidated net income was $157.4 million compared to $105.9 million. Diluted net income per common share was $3.59 compared to $2.35.

Net sales

The following table represents net sales by segment for the nine-month periods ended September 30, 2019 and 2020, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Nine Months Ended
September 30, 2019	$746,009	$121,647	$6,373	$874,029
September 30, 2020	852,759	114,877	6,412	974,048
Increase (decrease)	$106,750	$(6,770)	$39	$100,019
Percentage increase (decrease)	14.3%	(5.6)%	0.6%	11.4%

The following table represents segment net sales as percentages of total net sales for the nine-month periods ended September 30, 2019 and 2020, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2019 net sales	85%	14%	1%	100%
Percentage of total 2020 net sales	88%	12%	—%	100%

Gross profit

The following table represents gross profit by segment for the nine-month periods ended September 30, 2019 and 2020, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Nine Months Ended
September 30, 2019	$336,251	$43,900	$1,924	$2	$382,077
September 30, 2020	409,863	40,787	2,026	33	452,709
Increase (decrease)	$73,612	$(3,113)	$102	$31	$70,632
Percentage increase (decrease)	21.9%	(7.1)%	*	*	18.5%

* The statistic is not meaningful or material

The following table represents gross profit as a percentage of sales by segment for the nine-month periods ended September 30, 2019 and 2020, respectively:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2019 gross profit percentage	45.1%	36.1%	30.2%	*	43.7%
2020 gross profit percentage	48.1%	35.5%	31.6%	*	46.5%

* The statistic is not meaningful or material.

North America

•Net sales increased 14.3%, primarily due to higher sales volumes from the return of a nationwide home center customer. Canada's net sales were negatively affected by foreign currency translation. In local currency, Canada net sales increased primarily due to increases in sales volume.

•Gross profit margin increased to 48.1% from 45.1%, primarily due to decreases in material costs and factory and overhead costs (on higher production), partly offset by higher warehouse, labor and shipping costs, each as a percentage of net sales.

•Research and development and engineering expense increased $2.5 million, primarily due to increases of $1.9 million in cash profit sharing expense.

•Selling expense increased $1.1 million, primarily due to increases of $4.1 million in cash profit sharing and sales commissions and $2.2 million in personnel costs, partly offset by decreases of $2.6 million in travel–associated expenses, $1.0 million in advertising and promotional expense, $0.7 million in professional fees and $0.6 million in royalty expense.

•General and administrative expense decreased $3.3 million, primarily due to decreases of $6.9 million in professional fees, including consulting fees, $1.5 million in travel–associated expenses and $0.2 million in stock-based compensation, partly offset by increases of $3.4 million in cash profit sharing expense, $1.2 million in depreciation and amortization expense, $1.0 million in personnel related expense and $0.6 million in computer software and hardware costs. Included in general and administrative expense are costs associated with the SAP implementation and support of $7.2 million, a decrease of $0.3 million over the first nine-months of 2019.

•Income from operations increased $73.6 million, mostly due to increased sales, gross profit margins, partly offset by higher operating expenses.

Europe

•Net sales decreased 5.6%, primarily due to lower sales volumes, that resulted from lower production related to COVID-19 plant closures. Europe sales were impacted by negative foreign currency translations resulting from some Europe currencies weakening against the United States dollar. In local currency, Europe net sales decreased primarily due to lower sales volumes.

•Gross profit margins decreased to 35.5% from 36.1%, primarily due to increases in labor, shipping and warehouse costs, partly offset by lower material and factory overhead, each cost as a percentage of net sales.

•Selling expense decreased $0.5 million, primarily due to a decrease of $0.6 million in travel–associated expenses.

•General and administrative expense decreased $0.5 million, primarily due to decreases of $0.4 million in travel and entertainment expense and $0.3 million in cash profit sharing. Included in general and administrative expense are costs associated with the SAP implementation of $1.8 million, a decrease of $0.1 million over the first nine-months of 2019.

•Income from operations decreased $2.5 million, primarily due to lower sales and gross profit margins, partly offset by lower operating expenses.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the nine months ended September 30, 2020 and 2019, respectively.

Admin & All Other

•General and administrative expense increased $3.5 million, primarily due to increases of $1.5 million in cash profit sharing expense, $0.7 million in stock-based compensation, and $0.6 million in insurance expense.

Effect of New Accounting Standards

See "Note 1 Basis of Presentation — Recently Adopted Accounting Standards” to the accompanying unaudited interim condensed consolidated financial statements.

Liquidity and Sources of Capital

The Company is a borrower, and certain domestic subsidiaries are guarantors, under a revolving credit agreement with Wells Fargo Bank, N.A. as administrative agent, and certain other lenders, which provides the Company with a $300.0 million revolving line of credit (the “Credit Facility”), and an irrevocable standby letter of credit in support of various insurance deductibles.

In May 2020, the Company entered into a third amendment to the unsecured credit agreement dated July 27, 2012, which extends the term of the Credit Agreement from July 23, 2021, to July 23, 2022

As previously disclosed, as a proactive measure, the Company elected to draw down $150.0 million from the Credit Facility to increase its cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 pandemic. The proceeds from the borrowings are available to be used for working capital, general corporate or other purposes permitted by the Credit Facility. As of September 30, 2020, the Company repaid $75.0 million of the borrowed funds and repaid an additional $25.0 million on October 30, 2020. Total available credit as of September 30, 2020, was $227.5 million, including the Credit Facility and other revolving credit lines.

As of September 30, 2020, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Cash and cash equivalents of $67.0 million are held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the United States. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

The following table presents selected financial information as of September 30, 2020, December 31, 2019 and September 30, 2019, respectively:

	At September 30,	At December 31,	At September 30,
(in thousands)	2020	2019	2019

Cash and cash equivalents	$311,465	$230,210	$194,061
Property, plant and equipment, net	246,472	249,012	250,950
Goodwill, intangible assets and equity investment	157,173	159,430	155,492
Working capital	629,244	482,000	469,387

The following table provides cash flow indicators for the nine-month periods ended September 30, 2020 and 2019, respectively:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$129,618	$149,235
Investing activities	(21,554)	(25,526)
Financing activities	(26,153)	(88,371)

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

During the nine months ended September 30, 2020, operating activities provided $129.6 million in cash and cash equivalents, as a result of $157.4 million from net income and $47.5 million from non-cash adjustments to net income, which included depreciation and amortization expense and stock-based compensation expense. Cash provided from net income was partly offset by a decrease of $75.2 million in the net change in operating assets and liabilities, including increases of $87.2 million in trade accounts receivable and $7.2 million in inventory, partly offset by increases of $21.8 million in other current liabilities and $7.8 million in trade accounts payable.

Cash used in investing activities of $21.6 million during the nine months ended September 30, 2020 was mainly for capital expenditures. Our capital spending in 2018, 2019 and the nine months ended September 30, 2020 was $29.3 million, $32.7 million and $20.9 million, respectively, which was primarily used for machinery and equipment purchases and software in development. Based on current information and subject to future events and circumstances, new capital spending for fiscal year 2020 will be primarily for safety and equipment replacement, but may be for other capital projects, including those that provide cost savings or enable future growth.

Cash used in financing activities of $26.2 million during the nine months ended September 30, 2020 was primarily due to the Company borrowing $150.0 million on its credit facility, of which $75.0 million was repaid in the third quarter of 2020, $62.7 million to purchase 902,340 shares of the Company's common stock on the open market at an average price of $69.46 per share and $30.2 million to pay dividends to our stockholders.

On October 23, 2020, the Board declared a quarterly cash dividend of $0.23 per share, estimated to be $10.0 million in total. The dividend will be payable on January 28, 2021, to the Company's stockholders of record on January 7, 2021.

As illustrated in the table below, since 2015, the Company has repurchased over seven-and-a-half million shares of the Company's common stock, which represents approximately 15.4% of our shares of common stock outstanding at the beginning of 2015. Including dividends, we have returned cash of $614.3 million, which represents 73.9% of our total cash flow from operations during the same period.

(in thousands)	Number of Shares Repurchased	Cash Paid for Share Repurchases	Cash paid for Dividends	Total
January 1 - September 30, 2020	902	$62,679	$30,399	$93,078
January 1 - December 31, 2019	972	60,816	40,258	101,074
January 1 - December 31, 2018	1,955	110,540	39,891	150,431
January 1 - December 31, 2017	1,138	70,000	36,981	106,981
January 1 - December 31, 2016	1,244	53,502	32,711	86,213
January 1 - December 31, 2015	1,339	47,144	29,352	76,496
Total	7,550	$404,681	$209,592	$614,273

The Company intends to resume its stock repurchase program in the fourth quarter of 2020. As of September 30, 2020, approximately $37.3 million remained available under the $100.0 million repurchase authorization, which expires December 31, 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Foreign currency translation adjustments on our underlying assets and liabilities resulted in an accumulated other comprehensive profit of $6.2 million for the three months ended September 30, 2020, due to the effects of the weakening United States dollar in relation to almost all other currencies. Foreign currency translation adjustments on our underlying assets and liabilities resulted in an accumulated other comprehensive profit of $3.1 million for the nine months ended September 30, 2020, due to the strengthening of the United States dollar in relation to almost all currencies.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which bears interest at variable rates. The variable interest rates on the Credit Facility fluctuate and exposes us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. As of September 30, 2020, we have $75.0 million outstanding under the Credit Facility at an average annualized interest rate of approximately 1.30%. Currently, we do not engage in any interest rate hedging activity and a 10% change in interest rates would affect our interest expense by approximately $0.1 million per year, assuming no changes in the amount outstanding or other variables under the Credit Facility.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. In 2016, we began the process of implementing a fully integrated ERP platform from SAP America, Inc. (“SAP”), as part of a multi-year plan to integrate and upgrade our systems and processes. The first phase of this implementation became operational, at most of our North America sales, production, warehousing and administrative locations between February 2018 and October 2020. We believe the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on From 10-K for the year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents the monthly repurchases of shares of our common stock in the third quarter of 2020.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased [1][2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs [2]
July 1 - July 31, 2020	94	$81.50	—	$37.3 million
August 1 - August 31, 2020	1,497	$102.98	—	$37.3 million
September 1 - September 30, 2020	—	$—	—	$37.3 million
Total	1,591

[1] Total number of shares purchased includes shares withheld for settlement of payroll taxes from stock-based compensation awards vested for retirement eligible employees who retired during the third quarter of 2020.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 5, 2020	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)