Form 10-K
period 2020-12-31
Simpson Manufacturing Co., Inc.
filed 2021-02-26
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
Yes  ☐  No  ☒
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
    Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

    The aggregate market value of the shares of common stock, par value $0.01 per share, which is the only outstanding class of voting and non-voting equity, held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2020) was approximately $3,667,414,802.

    As of February 16, 2021, 43,334,701 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement for its 2020 annual meeting of stockholders (the "2020 Annual Meeting") are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the registrant's fiscal year ended December 31, 2020.

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

Forward-looking statements involve a number of risks and uncertainties, and there are factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Some of those factors (in addition to others described elsewhere in this Annual Report on Form 10-K and in subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”)) include:

•the impact, execution and effectiveness of the Company’s strategic plan and initiatives;
•general economic cycles and construction business conditions including changes in U.S. housing starts;
•customer acceptance of our products;
•product liability claims, contractual liability, engineering and design liability and similar liabilities or claims;
•relationships with partners, suppliers and customers and their financial condition;
•materials and manufacturing costs;
•technological developments, including system updates and conversions;
•increased competition;
•changes in laws or industry practices;
•litigation risks and actions by activist shareholders;
•changes in market conditions;
•geopolitical and business conditions in countries where our products are manufactured and sold;
•natural disasters and other factors that are beyond the Company’s reasonable control;
•changes in trade regulations, treaties or agreements or in U.S. and international taxes, tariffs and duties including those imposed on the Company’s income, imports, exports and repatriation of funds;
•effects of merger or acquisition activities;
•actual or potential takeover or other change-of-control threats; and
•changes in our plans, strategies, objectives, expectations or intentions.

These factors in addition to others described elsewhere in this Annual Report on Form 10-K, including those described under Item 1A-Risk Factors, and in subsequent filings with the SEC, should not be construed as a comprehensive listing of factors that could cause results to vary from our forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. If one or more forward-looking statements are updated, no inference should be drawn that additional updates will be made with respect to those or other forward-looking statements.

PART I

Item 1. Business.

Company Background

Simpson Manufacturing Co,. Inc. ("Simpson," the "Company," "we," "us," or "our,") through our wholly-owned subsidiary, Simpson Strong-Tie Company Inc. ("SST"), design, engineer and are a leading manufacturer of high quality wood and concrete building construction products designed to make structures safer and more secure, and that perform at high levels. Our products are designed to be easy to use and cost-effective for customers. Our wood construction products are used in light-frame construction and include connectors, truss plates, fastening systems, fasteners and pre-fabricated lateral resistive systems. Our concrete construction products are used in concrete, masonry and steel construction and include adhesives, chemicals, mechanical anchors, carbide drill bits, powder actuated tools, fiber reinforced materials and other repair products used for protection and strengthening. We market our products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself (“DIY”) markets. We also provide engineering services in support of some of our products and increasingly offer design and other software that facilitates the specification, selection and use of our products. The Company has continuously manufactured structural connectors since 1956 and believes that the Simpson Strong-Tie® brand benefits from strong brand name recognition in residential, light industrial and commercial applications among architects and engineers who frequently request the use of our products.

Sales

The Company attracts and retains customers by designing, manufacturing and selling high quality products that perform well, are easy to use and cost-effective for customers. The Company manufactures and warehouses its products in geographic proximity to its markets to provide availability and rapid delivery of products to customers and prompt response to customer requests for specially designed products and services. The Company maintains levels of inventory intended to operate with minimum backlog and fill most customer orders within a few days. High levels of manufacturing automation and flexibility allow the Company to maintain its quality standards while continuing to provide prompt delivery.

The Company intends to continue efforts to increase market share in both the wood construction and concrete construction product groups by:

•maintaining frequent customer contacts and service levels;
•continuing to sponsor seminars to inform architects, engineers, contractors and building officials on appropriate use, proper installation and identification of the Company’s products;
•continuing to invest in mobile, web and software applications for customers to help them do their jobs more efficiently and connect with customers utilizing social media, blog posts and videos;
•continuing to invest in Building Information Modeling ("BIM") software services and solutions for home builders and lumber-building material suppliers; and
•continuing to innovate and diversify our product offerings.

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

Many of the Company’s products are approved by building code evaluation agencies. To achieve these approvals, the Company conducts extensive product testing, which is witnessed and certified by independent testing laboratories. The tests also provide the basis of load ratings for the Company’s structural products. This test and load information is used by architects, engineers, contractors, building officials, and homeowners and is useful across all applications of the Company’s products, ranging from the deck constructed by a homeowner to a multi-story structure designed by an architect or engineer.

Wood Construction Products. The Company produces and markets over 15,000 standard and custom wood construction products. These products are used primarily to strengthen, support and connect wood applications in residential and commercial construction and DIY projects. The Company’s wood construction products contribute to structural integrity and resistance to seismic, wind and gravity forces. As described below, the Company’s wood construction products include:

•Connectors - Connectors are prefabricated metal products that attach wood, concrete, masonry or steel together and are essential for tying wood construction elements together and create safer and stronger buildings. Included in this category are connectors, holddowns, and truss connector plates, for example;
•Fasteners - The fastening line includes various nails, screws and staples, which are complemented by the Company's Quik Drive auto-feed screw driving system, which is used in numerous applications such as decking, subfloors, drywall and roofing; and
•Lateral Resistive Systems - Lateral resistive systems are assemblies used to resist earthquake or wind forces and include steel and wood shearwalls, Anchor Tiedown Systems (ATS), and steel moment frames.

Concrete Construction Products. The Company produces and markets over 1,000 standard and custom concrete construction products. The Company’s concrete construction products are composed of various materials including steel, chemicals and carbon fiber. They are used primarily to anchor, protect and strengthen concrete, brick and masonry applications in industrial, infrastructure, residential, commercial and DIY projects. The Company’s concrete construction products contribute to structural integrity and resistance to seismic, wind and gravity forces. These products are sold in all segments of the Company. As described below, the Company’s concrete construction products include:

•Anchor Products - Anchor products include adhesives, mechanical anchors, carbide drill bits and powder-actuated pins and tools used for numerous applications of anchoring or attaching elements onto concrete, brick, masonry and steel; and
•Construction, Repair, Protection and Strengthening Products - Concrete construction repair, protection and strengthening products include grouts, coatings, sealers, mortars, fiberglass and fiber-reinforced polymer systems and asphalt products.

Engineering and Design Services. The Company’s engineers not only design and test products, but also provide engineering support for customers in connection with a number of products that the Company manufactures and sells. This support might range from the discussion of a load value in a catalog to testing the suitability of an existing product in a unique application. For the truss product line, the Company’s engineers review the output of the Company’s software to assist customers in ensuring that trusses are properly designed and specified, and in some instances seal design diagrams. Generally, in connection with any engineering services the Company provides, the Company’s engineers serve as a point of reference and support for the customer’s engineers and other service professionals, who ultimately determine and are responsible for the engineering approach and design loads for any project.

Distribution Channels and Markets

The Company seeks to expand its product and distribution coverage through several channels:

•Distributors. The Company regularly evaluates its distribution coverage and the service levels provided by its distributors, and from time to time implements changes. The Company evaluates distributor product mix and conducts promotions to encourage distributors to add the Company’s products that complement the mix of product offerings in their markets.
•Home Centers. The Company intends to increase penetration of the DIY markets by continuing to expand its product offerings through home centers. The Company’s sales force maintains ongoing contact with home centers to work with them in a broad range of areas, including inventory levels, retail display maintenance and product knowledge training. The Company’s strategy is to ensure that the home center retail stores are fully stocked with adequate supplies of the Company’s products carried by those stores. The Company has further developed extensive bar coding and merchandising aids and has devoted a portion of its research and development efforts to DIY products. The Company’s sales to home centers increased year-over-year in 2020, 2019 and 2018. The Company brought back Lowe's as a home center customer in the second quarter of 2020.
•Dealers. In some markets, the Company sells its products directly to lumber dealers and cooperatives.
•OEM Relationships. The Company works closely with manufacturers of engineered wood, composite laminated timber and OEMs for off-site construction to develop and expand the application and sales of its engineered wood connector, fastener, anchor, and truss products. The Company has relationships with many of the leaders in these industries.
•International Sales. The Company has established a presence in Europe through acquisition of companies with existing customer bases and through servicing U.S.-based customers operating in Europe. The Company also distributes connector, anchor and epoxy products in Mexico, Chile, Australia and New Zealand.

Markets

The Company seeks to expand existing and identify new distributions channels in the markets we serve, and expand into new markets. Presently, we primarily serve three markets, which are also our operating segments, consisting of the North America, Europe and Asia/Pacific segments. The North America segment includes operations primarily in the U.S. and Canada. The Europe segment includes operations primarily in France, the United Kingdom, Germany, Denmark, Switzerland, Portugal, Poland, The Netherlands, Belgium, Spain, Sweden and Norway. The Asia/Pacific segment includes operations primarily in Australia, New Zealand, China, Taiwan, and Vietnam. These segments are similar in several ways, including similarities in the products manufactured and distributed, the types of materials used, the production processes, the distribution channels and the product applications.

New Products

The Company commits substantial resources to new product development. The majority of SST’s products have been developed through its internal research and development program. The Company believes it is the only U.S. manufacturer with the capability to internally test multi-story wall systems, thus enabling full scale testing rather than analysis alone to prove system performance. The Company’s engineering, sales, product management, and marketing teams work together with architects, engineers, building inspectors, code officials, builders and customers in the new product development process.

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

Since at least 2006, the Company has developed 15 to 25 new products each year. In 2020, through our research and development efforts, the Company expanded its product offerings by adding:

•new connectors and lateral products for wood framing applications;
•new connectors for timber & offsite constructions;
•new steel connections for mid-rise steel construction;
•new connectors for cold formed steel applications;
•new fastener products for wood construction;
•new mechanical and adhesive anchors for concrete and masonry construction; and
•new repair and strengthening systems for concrete, masonry and wood pile applications.

The Company intends to continue to expand its product offering.

The Company provides expertise and resources to offer software solutions and services to builders and lumber building material dealers and supports efforts to further develop integrated software component solutions for the building industry. The Company also has ongoing development of truss software for the design, modeling and truss plate selection for its integrated component manufacturing customers.

Competition

Simpson is a category creator in the building products space. Our mission is to provide solutions that help people design and build safer, stronger structures. Our products improve the performance and integrity of the structures they are installed in, helping to make those structures more sustainable, and often helping to save lives in times of natural disasters.

Today, we offer over 14,000 wood construction products, and over 1,000 concrete construction products for the residential construction, light industrial and commercial construction, remodeling, and repair & remodel markets.

We sell our products through multiple channels including contractor distributors, home centers and co-ops, lumber dealers and OEMs. Currently, 23 of the top 25 U.S. builders are engaged on our builders program. In terms of home centers, we were pleased to welcome back Lowe’s as a home center customer in the second quarter of 2020. By the end of the year, we had successfully completed the rollout of our product sets in over 1,700 Lowe’s stores.

We encounter a variety of competitors that vary by product line, end market and geographic area. The Company's competitors include many regional or specialized companies, as well as large U.S. and non-U.S. companies or divisions of large companies.

While we do not believe that any single company competes with us across all of our product lines and distribution channels, certain companies compete in one or more product categories and/or distribution channels.

For over 60 years, through our wholly-owned subsidiary, Simpson Strong-Tie Company Inc., we have led the industry with a majority market share in the wood connectors products space and a growing presence in both the concrete and fastener markets in the US and Europe. We’ve successfully increased our market share over the years through:
•designing and marketing end-to-end construction product systems;
•product availability with delivery in typically 24 hours to 48 hours;
•strong customer support and education for engineers, builders, contractors and building officials;
•extensive product testing capabilities at our state-of-the-art test lab;
•strong relationships with engineers that get our products specified on the blueprint and pulled through to the job site; and
•active involvement with code officials to improve building codes and construction practices.

We believe these value-added services are competitive differentiators and provide us with a competitive advantage, helping us to achieve industry-leading margins, strong brand recognition and a trusted reputation. We also provide engineering services in support of some of our products and increasingly offer design and other software that facilitates the specification, selection and use of our products. We are also investing in software technology, such as 3D visualization software tools, truss design and specification software and Building Information Modeling software (“BIM”), in order to drive increased specification and use of our building material products with homeowners, truss component manufacturers, builders and distributors as well as to support our customers with additional solutions and services.

U.S. housing starts are a leading indicator for a significant portion of our business. In an effort to help mitigate our exposure to the cyclicality of the U.S. housing market, as well as to respond to the needs of our customers, we’ve made investments over the years in adjacent products such as anchors, fasteners and software solutions as well as expanded operations into Europe through acquisitions.

Resources

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

Patents, Trademarks and Intellectual Property

Generally, the Company seeks statutory protection for strategic or financially important intellectual property developed in connection with its business. Certain intellectual property, where appropriate, is protected by contracts, licenses, confidentiality or other agreements. From time to time, the Company takes action to protect its businesses by asserting its intellectual property rights against third-party infringers.

The Company’s trademarks are registered or otherwise legally protected in the U.S. and many non-U.S. countries where products and services of the Company are sold. The Company, from time to time, becomes involved in trademark licensing transactions.

Most works of authorship produced for the Company, such as computer programs, catalogs and sales literature, carry appropriate notices indicating the Company’s claim to copyright protection under U.S. law and appropriate international treaties.

The Company has U.S. and foreign patents, the majority of which cover products that the Company currently manufactures and markets. These patents, and applications for new patents, cover various design aspects of the Company’s products, as well as processes used in their manufacture. The Company continues to develop new potentially patentable products, product enhancements and product designs. Although the Company does not intend to apply for additional foreign patents covering existing products, the Company has developed an international patent program to protect new products that it may develop. In addition to seeking patent protection, the Company relies on unpatented proprietary technology to maintain its competitive position. See “Item 1A — Risk Factors.”

While the Company believes its intellectual property portfolio is important to its business operations and in the aggregate constitutes a valuable asset, no single patent, trademark, license or other intellectual property, or group of such intellectual property, is critical to the success of the business or any segment.

Seasonality and Cyclicality

The Company’s sales are seasonal and cyclical, with operating results varying from quarter to quarter. With some exceptions, our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year, as the Company's customers tend to purchase construction materials in the late spring and summer months for the construction season. Weather conditions, such as extended cold or wet weather, which affect and sometimes delay installation of some of our products, could negatively affect our results of operations. Operating results vary from quarter to quarter and with economic cycles. The Company’s sales are also dependent, to a large degree, on the North American residential home construction industry. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Human Capital Resources

Successful execution of our strategy is dependent on attracting, developing and retaining key employees and members of our management team. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We continuously evaluate, modify, and enhance our internal processes and technologies to increase employee engagement, productivity, and efficiency opportunities, skills, and resources they need to be successful.

At December 31, 2020, our employees, including those employed by consolidated subsidiaries, by region were approximately:

Asia Pacific	301
Europe	670
North America	2,591
3,562

At December 31, 2020, we had the following global gender demographics:

	Women	Men
All employees	22%	78%
Individual Contributors	23%	77%
Middle Management	19%	81%
Senior Leadership	22%	78%

Inclusion & Diversity

We strive to have a diverse culture of employees representing different genders, ages, ethnicities and abilities. Our commitment to diversity and inclusion starts at the top with a highly skilled and diverse board. At December 31, 2020, our U.S. employees had the following race and ethnicity demographics:

	All U.S. Employees	Individual Contributors	Middle Management	Senior Leadership
American Indian or Alaska Native	1%	1%	—%	—%
Asian	10%	11%	7%	8%
Black or African American	11%	11%	2%	4%
Hispanic or Latino	20%	22%	8%	—%
Native Hawaiian or Other Pacific Islander	—%	1%	—%	—%
Two or More Races	1%	1%	2%	—%
White	58%	53%	81%	88%

Talent Development

Talent development underpins our efforts to execute our strategy and continue to develop, manufacture and market innovative products and services. The opportunity to grow and develop skills and abilities, regardless of job role, division, or geographical location is critical to the success of the Company as a global organization and we continually invest in our employees’ career growth and provide employees access to a wide variety of learning and development resources, including a suite of online courses for developing both soft and technical skills. These resources are designed to encourage a growth mindset and continuous learning. Accordingly, we also have leadership development programs that provide employees with training, tools and experiences that are targeted to develop their full leadership potential.

Pay Equity

The Company’s compensation philosophy is to attract, retain, motivate, and differentiate employees through its rewards programs. We believe people should be paid for what they do and how they do it, regardless of their gender, race, or other personal characteristics and are committed to internal pay equity. Our Board of Directors, through its Compensation and Leadership Development Committee, monitors the relationship between the pay received by our executive officers and non-managerial employees. We believe our compensation philosophy and strategy are strongly aligned with our corporate strategic priorities and our vision for stockholder value creation.

In addition to our financial compensation we offer a health and wellness package to our employees, which is designed to provide employees with options for their individual and/or family needs. In addition, in an effort to continue to attract, retain, and motivate our workforce, in the U.S., we offer remote and flexible work packages for positions which allow for remote work. We continue to engage our partners and benefits consultants to ensure our health and wellness package continues to meet the needs of our diverse workforce today and into the future.

Workplace Safety and Health

A vital part of our business is providing our workforce with a safe, healthy and sustainable working environment. Our Environmental, Health and Safety program focuses on implementing change through our employee observation feedback channels to recognize risk and continuously improve our processes, as well as conducting regular risk reviews and self-audits at our manufacturing facilities around the world to explore new opportunities to reduce potential employee exposure to occupational injuries.

Importantly during 2020, our experience and continuing focus on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic.

At the onset of the pandemic we established a Crisis Management Team (the "CMT") to monitor new COVID-19 related developments and support our operations to respond to the ever-changing landscape:

•The CMT consists of senior members of management including our CEO, CFO, President of Sales, General Counsel, and Heads of HR, Manufacturing, IT, Internal Communications, and Safety.
•Currently the CMT meets weekly and at onset of the pandemic met daily.
•The CMT provides updates to the Board of Directors on a regular basis.
•Our goals are to:
◦Support safe working environments in our operations,
◦Regularly communicate to inform and update employees, and
◦Provide oversight of training on COVID-19 safety practices.

The Company took immediate action at the onset of this crisis to enact rigorous safety protocols in all of our facilities by improving sanitation measures, implementing mandatory social distancing, temperature screening, use of facing coverings, reducing on-site staff through staggered shifts and schedules, remote working where possible, and restricting visitor access to our locations. These actions, in addition to generally being deemed an essential business, have enabled us to continue operating our business with minimal disruptions during the pandemic.

Labor Relations

As of December 31, 2020, approximately 14% of the Company’s employees are represented by labor unions and are covered by collective bargaining agreements. We have two facility locations with collective bargaining agreements covering tool and die craftsmen, maintenance workers, and sheet-metal workers. In Stockton, California, two union contracts will expire in June 2023 and September 2023, respectively. Also, we have two contracts in San Bernardino County, California that will expire by the end of March 2021 and June 2022, respectively. Based on current information and subject to future events and circumstances, we believe that, even if new agreements are not reached before the existing labor union contracts expire, it is not expected to have a material adverse effect on the Company’s ability to provide products to customers or on the Company’s profitability. See “Item 1A — Risk Factors.”

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

Risks Related to the COVID-19 Pandemic

The impact of the COVID-19 pandemic, or similar health concerns, could have a significant effect on supply and/or demand for our products and services and have a negative impact on our business, financial condition and results of operations.

Our operations expose us to risks associated with a pandemic, or outbreak of contagious diseases in the human population, including the COVID‑19 pandemic. The COVID-19 pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. Notwithstanding our level of continued operations, the COVID-19 pandemic may have negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. The COVID-19 pandemic is adversely affecting the economies and financial markets of many countries and could result in an economic downturn. Any resulting economic downturn could adversely affect our business, financial condition, demand for our products, services, and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials.

In addition, the ability of our employees and our suppliers' and customers' employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above, which may significantly hamper our production throughout the supply chain and constrict distribution channels. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects and we are unable to predict the potential future impact that the COVID‑19 pandemic will have on our business, financial condition or results of operations.

Changes in government and industry regulatory standards could have a material adverse effect on our business, financial condition or results of operations.

Government regulations pertaining to health and safety and environmental concerns continue to emerge, domestically as well as internationally, including regulations due to the COVID-19 pandemic. These regulations include the Occupational Safety and Health Administration and other worker safety regulations for the protection of employees, as well as regulations for the protection of consumers. It is necessary for us to comply with current requirements (including requirements that do not become effective until a future date), and even more stringent requirements could be imposed on our products or processes. Compliance with these regulations may require us to alter our manufacturing processes and our sourcing. For example, at our manufacturing locations we use enhanced cleaning processes, established health screening procedures, modified work stations and material flows with established social distancing practices in response to the COVID-19 pandemic in accordance with guidelines provided by the U.S. Centers for Disease Control and Prevention, as well as local and state health departments. Such actions could increase our capital expenditures and other similar expenses and adversely impact our business, financial condition or results of operations, and our inability to effectively and timely meet such regulations could adversely impact our competitive position.

Risks Related To Our Business And Our Industry

Business cycles and uncertainty regarding the housing market, economic conditions, political climate and other factors beyond our control could adversely affect demand for our products and services, our costs of doing business, and our business, financial condition and results of operations.

A significant portion of our total product sales is dependent on housing starts. Accordingly, our business, financial condition and results of operations depends significantly on the stability of the housing and residential construction and home improvement markets, which are affected by conditions and other factors that are beyond our control. These conditions include, but are not limited to, the following:

•uncertainty about the housing and residential construction and home improvement markets;
•consumer confidence and spending;
•unemployment levels;
•foreclosure rates;
•interest rates;
•raw material, logistics and energy costs;
•labor and healthcare costs;
•capital availability, or lack thereof, to builders, developers and consumers;
•the state of the credit markets, including mortgages and home equity loans;
•unfavorable weather conditions and natural disasters; and
•acts of terrorism.

These factors could adversely affect demand for our products and services, our costs of doing business, and our business, financial condition and results of operations. Further, many of our customers in the construction industry are small and medium-sized businesses that are more likely to be adversely affected by economic downturns than larger, more established businesses. Uncertainty about current global economic conditions may cause these consumers to postpone or refrain from spending or may cause them to switch to lower-cost alternative products, which could reduce demand for our products and materially and adversely affect our financial condition and results of operations.

Additionally, declines in commercial and residential construction, such as housing starts and home improvement projects, which generally occur during economic downturns, have in the past significantly reduced, and in the future can be expected to reduce, the demand for our products and services, which could also adversely affect our financial condition and results of operations.

We have a few large customers, the loss of any one of which could negatively affect our sales and profits.

Our largest customers accounted for a significant portion of net sales for the years ended December 31, 2020, 2019 and 2018. Any redur4ction in, or termination of, our sales to these customers would at least temporarily, and possibly on a longer term basis, cause a material reduction in our net sales, income from operations and net income. Such a reduction in or elimination of our sales to any of our largest customers would increase our relative dependence on our remaining large customers.

In addition, our distributor customers and builders have increasingly consolidated over time, which has increased the material adverse effect risk of losing any one of them and may increase their bargaining power in negotiations with us. These trends could negatively affect our sales and profitability.

Our growth may depend on our ability to develop new products and services and penetrate new markets, which could reduce our profitability.

Our continued growth depends upon our ability to develop additional products, services and technologies that meet our customers’ expectations of our brand and quality and that allow us to expand our product and service offerings and enter into new markets. Expansion into new markets and the development of new products and services may involve considerable costs and may not generate sufficient revenue to be profitable or cover the costs of development. We might not be able to penetrate these product markets and any market penetration that occurs might not be timely or profitable. We may be unable to recoup part or all of the investments we make in attempting to develop new products and technologies and penetrate new markets.

Risks Related to Seasonality and Weather Conditions

Seasonality and weather-related conditions may have a significant impact on our financial condition from period to period.

The demand for our products and services is heavily correlated to both seasonal changes, with operating results varying from quarter to quarter, and unpredictable weather patterns. Our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters, as customers tend to purchase construction materials in the late spring and summer months for the construction season. In addition, weather conditions, such as unseasonably warm, cold or wet weather, which affect, and sometimes delay or accelerate installation of some of our products, may significantly affect our results of operations. Sales that we anticipate in one quarter may occur in another quarter, affecting both quarters’ results and potentially our stock price.

In addition, we typically ship orders as we receive them and maintain inventory levels to allow us to operate with minimum backlog. The efficiency of our inventory system, and our ability to avoid backlogs and potential loss of customers, is closely tied to our ability to accurately predict seasonal and quarterly variances. Further, our planned expenditures are also based primarily on sales forecasts. When sales do not meet our expectations, our operating results will be reduced for the relevant quarters, as we will have already incurred expenses based on those expectations. This could result in a material decline in our stock price.

Climate change, weather conditions and storm activity could have a material adverse impact on our results of operations.

Weather conditions and the level of severe storms can have a significant impact on the markets for residential construction and home improvement. As a result, climate change that results in altered weather conditions or storm activity could have a significant impact on our business by:

•depressing or reversing economic development;
•reducing the demand for construction;
•increasing the cost and reducing the availability of wood products used in construction;
•increasing the cost and reducing the availability of raw materials and energy;
•increasing the cost and reducing the availability of insurance covering damage from natural disasters; and
•lead to new laws and regulations that increase our expenses and reduce our sales.

Generally, any weather conditions that slow or limit residential or construction activity can adversely impact demand for our products and services.

Lower demand for our products or services as a result of this scenario could adversely impact our business, financial condition and results of operations. Additionally, severely low temperatures may lead to significant and immediate spikes in costs of natural gas, electricity and other commodities that could negatively affect our results of operation.

Natural disasters could decrease our manufacturing capacity.

Some of our manufacturing facilities are located in geographic regions that have experienced major natural disasters, such as earthquakes, floods and hurricanes. Our disaster recovery plan may not be adequate or effective. We do not carry earthquake insurance. Other insurance that we carry is limited in the risks covered and the amount of coverage. Our insurance would not be adequate to cover all of our resulting costs, business interruption and lost profits when a major natural disaster occurs. A natural disaster rendering one or more of our manufacturing facilities totally or partially inoperable, whether or not covered by insurance, would materially and adversely affect our business and financial condition.

We face significant competition in the markets we serve and we may not be able to compete successfully.

In order to effectively compete we must continue to develop enhancements to our existing products, new products and services on a timely basis that meet changing consumer preferences and successfully develop, manufacture and market these new products, product enhancements and services. There can be no assurance that we will be successful in developing and marketing new products, product enhancements, additional technologies and services. Many of our competitors are dedicating increasing resources to competing with us, especially as our products and services become more affected by technological advances and software innovations. Our inability to effectively compete could reduce the sales of our products and services, which could have a material adverse impact on our business, financial condition and results of operations.

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

Steel is the principal raw material used in the manufacture of many of our products. The price of steel has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which we have no control. Import tariffs and/or other mandates could significantly increase the prices on raw materials that are critical to our business, such as steel. The cost of producing our products is also sensitive to the price of energy.

The selling prices of our products have not always increased in response to raw material, energy or other cost increases, and we are unable to determine to what extent, if any, we will be able to pass future cost increases through to our customers. Our inability to pass increased costs through to our customers could materially and adversely affect our financial condition or results of operations.

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

In the ordinary course of business, the products that we design and/or manufacture, and/or the services we provide, have led to product liability claims or other legal claims being filed against us. To the extent that plaintiffs are successful in showing that a defect in a product’s design, manufacture or warnings led to personal injury or property damage, or that our provision of services resulted in similar injury or damage, we may be subject to claims for damages. Although we are insured for damages above a certain amount, we bear the costs and expenses associated with defending claims, including frivolous lawsuits, and are responsible for damages up to the insurance retention amount. The insurance that we carry is limited in the amount of coverage and may not be adequate to cover all of our resulting costs, business interruption and lost profits if we are subject to product liability claims. We might also face increases in premiums and reductions in the availability of insurance covering product liability, which could have a significant impact on our business. In addition to claims concerning individual products, as a manufacturer, we can be subject to costs, potential negative publicity and lawsuits related to product recalls, which could adversely impact our results of operations and damage our reputation.

Design defects, labeling defects, product formula defects, inaccurate chemical mixes, product recalls and/or product liability claims could harm our business, reputation, financial condition and results of operations.

Many of our products are integral to the structural soundness or safety of the structures in which they are used and we have on occasion found flaws and deficiencies in the design, manufacturing, assembling, labeling, product formulations, chemical mixes or testing of our products. We also have on occasion found flaws and deficiencies in raw materials and finished goods produced by others and used with or incorporated into our products. Some flaws and deficiencies have not been apparent until after the products were installed or used by customers.

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

As a result of the nature of many of our products and their use in construction projects, claims (including product warranty claims and claims resulting from a natural disaster) may be made against us with regard to damage or destruction of structures incorporating our products whether or not our products failed. Any such claims, if asserted, could require us to expend material time and efforts defending the claim and may materially and adversely affect our business, reputation, financial condition and results of operations. Costs associated with resolving such claims (such as repair or replacement of the affected parts) could be material and may exceed any amounts reserved in our consolidated financial statements.

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

Some of our technology offerings provide planning and design functions to customers, and we are involved both in product sales and engineering services. Any software errors or deficiencies or failures in our engineering services could have material adverse effects on our business, reputation, financial condition, results of operations and cash flows

Our planning/design software applications facilitate the creation by customers of complex construction and building designs and is extremely complex. If our software applications contain defects or errors, our engineers prepare, approve or seal drawings that contain defects or we are otherwise involved in any design or construction that contains flaws, regardless of whether we caused such flaws, we may be required to correct deficiencies and may become involved in litigation. Further, if any damage or injury is not covered by our insurance and we are held to be liable, we could be required to correct such damage and to compensate persons who might have suffered injury, and our business, reputation, financial condition, results of operations and cash flows could be materially and adversely affected.

Risks Related to Our Intellectual Property and Information Technology

Our recent efforts to increase our technology offerings and integrate new software and application offerings may prove unsuccessful and may affect our future prospects.

Our industry has experienced increased complexity in some home design and builders are more aggressively trying to reduce their costs. One of our responses has been to develop and market sophisticated software and applications to facilitate the specification, selection and use of our product systems. We have continued to commit substantial resources to our software development endeavors in recent years and expect that trend to continue in 2021.

We may not be able to create and develop commercially successful software and applications. Even if we are able to create and develop initially successful ideas, the technology industry is subject to rapid changes. We may not be able to adapt quickly enough to keep up with changing demands, and our software may become obsolete.

While we see having a software interface with the construction industry as a potential growth area, we also face competition from other companies that are focused solely or primarily on the development of software and applications. These companies may have significantly greater expertise and resources to devote to software development, and we may be unable to compete with them in that space.

If we cannot protect our intellectual property, we will not be able to compete effectively.

We monitor and protect against activities that might infringe, dilute, or otherwise harm our patents, trademarks and other intellectual property and rely on the patent, trademark and other laws of the U.S. and other countries. However, we may be unable to prevent third parties from using our intellectual property without our authorization. To the extent we cannot protect our intellectual property, unauthorized use and misuse of our intellectual property could harm our competitive position and have a material adverse impact on our business, financial condition and results of operations. In addition, the laws of some non-U.S. jurisdictions provide less protection for our proprietary rights than the laws of the U.S. and we therefore may not be able to effectively enforce our intellectual property rights in these jurisdictions. If we are unable to maintain certain exclusive licenses, our brand recognition and sales could be adversely impacted. Current employees, contractors and suppliers have, and former employees, contractors and suppliers may have, access to trade secrets and confidential information regarding our operations which could be disclosed improperly and in breach of contract to our competitors or otherwise used to harm us.

Third parties may also claim that we are infringing upon their intellectual property rights. If we are unable to successfully defend or license such alleged infringing intellectual property or if we are required to substitute similar technology from another source, our operations could be adversely affected. Even if we believe that such intellectual property claims are without merit, defending such claims can be costly, time consuming and require significant resources. Claims of intellectual property infringement also might require us to redesign affected products, pay costly damage awards, or face injunctions prohibiting us from manufacturing, importing, marketing or selling certain of our products. Even if we have agreements to indemnify us, indemnifying parties may be unable or unwilling to do so.

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

We publicly post our privacy policies and practices concerning our processing, use, and disclosure of personally identifiable information on our websites. If we fail to adhere to our privacy policy and other published statements or applicable laws concerning our processing, use, transmission and disclosure of protected information, or if our statements or practices are found to be deceptive or misrepresentative, we could face regulatory actions, fines and other liability.

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

We have various agreements with a number of third parties that provide software and software-as-a-service products to us. These agreements often require reoccurring payments for online access to the products and have limited terms. In the future, we will be required to renegotiate the terms of these agreements, and may be unable to renew such agreements on favorable terms. If any such agreement cannot be renewed or can only be renewed on terms that are materially worse for us, we may be unable to access the applicable software, and our business and operating results may be adversely affected.

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
•chemicals used in our acrylic and epoxy anchoring products, our concrete repair, strengthening and protecting products; and
•gun powder used in our powder-actuated tools, which is explosive.

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

We may consider and evaluate acquisitions and compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. Any acquisitions we undertake involve numerous risks, including:

•unforeseen difficulties in integrating operations, products, technologies, services, accounting and employees;
•diversion of financial and management resources attention from existing operations;
•unforeseen difficulties integrating geographic regions where we do not have prior experience;
•the potential loss of key employees of acquired businesses;
•unforeseen liabilities associated with businesses acquired; and
•inability to generate sufficient revenue or realize sufficient cost savings to offset acquisition or investment costs.

As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of such acquisitions and we may incur costs in excess of what we anticipate. These risks would likely be greater in the case of larger acquisitions.

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

Risks Related to Human Capital

We depend on executives and other key employees, the loss of whom could harm our business.

We depend, in part, on the efforts and skills of our executives and other key employees, including members of our sales force. Our executives and key employees are experienced and highly qualified. The loss of any of our executive officers or other key employees could harm the business and the Company’s ability to timely achieve its strategic initiatives. Our success also depends on our ability to identify, attract, hire and retain our key personnel. We face strong competition for such personnel and may not be able to attract or retain such personnel. In addition, when we experience periods with little or no profits, a decrease in compensation based on our profits may make it difficult to attract and retain highly qualified personnel. We may not be able to attract and retain key personnel or may incur significant costs to do so.

Our work force could become increasingly unionized in the future and our unionized or union-free work force could strike, which could adversely affect the stability of our production and reduce our profitability.

A significant number of our employees are represented by labor unions and covered by collective bargaining agreements that will expire between 2021 and 2023. Generally, collective bargaining agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike similar to the strike which was initiated at our Stockton facility in the third quarter of 2019. Although we believe that our relations with our employees are generally good, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if the workers covered by one or more of the collective bargaining agreements engage in a strike, lockout, or other work stoppage, we could have a material adverse effect on production at one or more of our facilities, incur higher labor costs, and, depending upon the length of such dispute or work stoppage, on our business, results of operations, financial position and liquidity.

Risks Related to Our International Operations

International operations and our financial results in those markets may be affected by legal, regulatory, political, currency exchange and other economic risks.

During 2020, revenue from sales outside of the U.S. was $222.4 million, representing approximately 17.5% of consolidated sales. In addition, a significant amount of our manufacturing and production operations are located outside the U.S. As a result, our business is subject to risks and uncertainties associated with international operations, including:

•difficulties and costs associated with complying with a wide variety of complex and changing laws, including securities laws, tax laws, employment and pension-related laws, competition laws, U.S. and foreign export and trading laws, and laws governing improper business practices, treaties and regulations;
•limitations on our ability to enforce legal rights and remedies;
•adverse domestic or international economic and political conditions, business interruption, war and civil disturbance;
•changes to tax, currency, or other laws or policies that may adversely impact our ability to repatriate cash from non-U.S. subsidiaries, make cross-border investments, or engage in other intercompany transactions;
•future regulatory guidance and interpretations of the tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act"), as well as assumptions that the Company makes related to the Tax Act;
•changes to tariffs or other import or export restrictions, penalties or sanctions, including modification or elimination of international agreements covering trade or investment;
•costs and availability of shipping and transportation;
•nationalization or forced relocation of properties by foreign governments;
•currency exchange rate fluctuations between the U.S. dollar and foreign currencies; and
•uncertainty with respect to any potential changes to laws, regulations and policies that could exacerbate the risks described above.

All of these factors could result in increased costs or decreased revenues and could materially and adversely affect our sales, financial condition and results of operations. Additionally, international construction standards, techniques and methods differ from those in the U.S. and as a result, we may need to redesign our products, or design new products, to compete effectively and profitably in international markets.

In addition, we operate in many parts of the world that have experienced governmental corruption and we could be adversely affected by violations of the Foreign Corrupt Practices Act ("FCPA") and similar worldwide anti-corruption laws. The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. Although we mandate compliance with these anti-corruption laws, we cannot provide assurance that these measures will necessarily prevent violations of these laws by our employees or agents. If we were found to be liable for violations of anti-corruption laws, we could be liable for criminal or civil penalties or other sanctions, which could have a material adverse impact on our business, financial condition and results of operations.

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

We maintain manufacturing capability in various parts of the world, including Jiangsu, China, in part to allow us to serve our customers with prompt delivery of needed products. In recent years, we have significantly expanded our manufacturing capabilities in China. Substantially all of our manufacturing output in China was and is currently intended for export to other parts of the world. If a widespread outbreak of an illness, such as the COVID-19 pandemic, occurred at or near our Jiangsu, China manufacturing facility, it could substantially interfere with our general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our financial condition, results of operations, business or prospects. If this outbreak caused us to curtail our operations, we may need to seek alternative sources of supply for products for our customers, which may increase the costs to manufacture and deliver our products.

If significant tariffs or other restrictions are placed on our imports or any related counter-measures are taken by other countries, our costs of doing business, revenue and results of operations may be negatively impacted.

If significant tariffs or other restrictions are placed on Chinese or other imports or any related countermeasures are taken by China or other countries, our costs of doing business, revenue and results of operations may be materially harmed. If duties are imposed on our imports, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China, resulting in significant costs and disruption to our operations as we would need to pursue the time-consuming processes of recreating a new supply chain, identifying substitute components and establishing new manufacturing locations.

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

On December 22, 2017, the Tax Act was signed into law. The impact of the Tax Act and any future Treasury rules, regulations or guidance thereunder on our business and our stockholders is uncertain and could be adverse and cause our future results of operations and financial condition to differ materially from our expectations, estimates and assumptions disclosed in this Annual Report on Form 10-K.

Risks Related to Ownership of Our Common Stock

Any issuance of preferred stock may dilute your investment and reduce funds available for dividends.

Our Board of Directors is authorized by our amended and restated certificate of incorporation to determine the terms of one or more series of preferred stock and to authorize the issuance of shares of any such series on such terms as our Board of Directors may approve. Any such issuance could be used to impede an acquisition of our business that our Board of Directors does not approve, further dilute the equity investments of holders of our common stock and reduce funds available for the payment of dividends to holders of our common stock.

Provisions in our amended and restated certificate of incorporation and bylaws or Delaware law might discourage, delay or prevent a change in control of our company or changes in our management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage, delay or prevent a change in control of our Company or changes in our management that our stockholders may deem advantageous. For example, under our charter documents, our stockholders cannot call special meetings and cannot take action by written consent.

Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay or prevent a change in control of our company. Delaware law and our corporate governance documents could deter takeover attempts that might otherwise be beneficial to our stockholders.

If we were required to write down all or part of our goodwill or other indefinite-lived intangible assets, our results of operations or financial condition could be materially adversely affected in a particular period.

Declines in the Company’s business may result in an impairment of the Company’s tangible and intangible assets which could result in a material non-cash charge. At least annually, or at other times when events occur that could affect the value of such assets, we perform impairment tests on our goodwill, indefinite-lived intangible assets and definite-lived intangible assets. To determine whether an impairment has occurred, we compare fair value of each of our reporting units with its carrying value. In the past, these tests have led us to incur significant impairment charges. Significant and unanticipated changes in circumstances, such as significant adverse changes in business climate, adverse actions by regulatory authorities, unanticipated competition, loss of key customers or changes in technology or markets, can require a charge for impairment that can negatively impact our results of operations.
Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters and principal executive offices in Pleasanton, California, and our principal U.S. manufacturing facilities in Stockton and San Bernardino County, California, McKinney, Texas, West Chicago, Illinois, Columbus, Ohio, and Gallatin, Tennessee are located in owned premises. The principal manufacturing facilities located outside the U.S., the majority of which we own, are in France, Denmark, Germany, Poland, Switzerland, Sweden, Portugal and China. We also own and lease smaller manufacturing facilities, warehouses, research and development facilities and sales offices in the U.S., Canada, the United

Kingdom, Europe, Asia, Australia, New Zealand, and Chile. As of February 25, 2021, the Company’s owned and leased facilities were as follows:

	Number
	Of	Approximate Square Footage
	Properties	Owned	Leased	Total
		(in thousands of square feet)
North America	25	2,235	821	3,056
Europe	17	533	342	875
Asia/Pacific	10	175	41	216
Administrative and all other	1	89	—	89
Total	53	3,032	1,204	4,236

We believe that our properties are maintained in good operating condition. Our manufacturing facilities are equipped with specialized equipment and use extensive automation. Our leased facilities typically have renewal options and have expiration dates through 2031. We believe we will be able to extend leases on our various facilities as necessary, or as they expire. Currently, our manufacturing facilities are being operated with at least one full-time shift. Based on current information and subject to future events and circumstances, we anticipate that we may require additional facilities to accommodate possible future growth.

In November 2019, we sold our real estate in Maple Ridge, British Columbia, Canada and received $9.4 million, after closing costs. This property is classified under the “North America” segment. In November 2018, we sold our real estate in Vacaville, California and received net proceeds of $17.5 million, after closing costs and sales price adjustments. This property is classified under the “Administrative & All other” segment.

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

As of February 16, 2021, there were 30,945 holders of record of the Company’s common stock although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividends

During 2020, the Company paid a total of $40.3 million in cash dividends. In January 2021, we declared a quarterly cash dividend of $0.23 per share of common stock to be paid on April 22, 2021 to stockholders of record as of April 1, 2021. Future dividends, if any, will be determined by the Company’s Board of Directors, based on the Company’s future earnings, cash flows, financial condition and other factors deemed relevant by the Board of Directors. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Stock Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock from December 31, 2015, through December 31, 2020, with the cumulative total return on the S&P 500 Index (a broad equity market index), the Dow Jones U.S. Building Materials & Fixtures Index (a published industry or line-of-business index) and a Peer Group Index over the same period (assuming the investment of $100 in the Company’s common stock and in each of the indices on December 31, 2015, and reinvestment of all dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year). To provide an additional comparison to our performance, we included an index consisting of companies in the building products or construction materials industries that are most comparable to us in terms of size and nature of operations, which group has also been referenced by us in connection with setting our executive compensation. The Peer Group Index below consisted of AAON, Inc., Advance Drainage Systems, Inc., American Woodmark Corp, Apogee Enterprises, Inc., Armstrong World Industries, Inc., Eagle Materials Corp., GCP Applied Technologies, Inc., Gibraltar Industries, Inc., Insteel Industries, Inc., Masonite International Corp., Patrick Industries, Inc., PGT Innovations, Inc., Quanex Building Products Corp., Summit Material, LLC., and Trex Company, Inc.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below presents the monthly repurchases of shares of our common stock during the fourth quarter of the fiscal year ended December 31, 2020.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
October 1 - October 31, 2020	55,624	$88.97	55,000	$32.4
November 1 - November 30, 2020	32,630	$89.86	32,630	$29.5
December 1 - December 31, 2020	63,344	$89.74	63,344	$23.8
Total	151,598
(1)Pursuant to the $100.0 million repurchase authorization that was publicly announced on December 9, 2019, and expired on December 31,
2020. See “Note 3 — Net Income per Share” to the Company’s Consolidated Financial Statements.

On December 16, 2020, the Company’s Board of Directors authorized the repurchase up to $100.0 million of the Company’s common stock from January 1, 2021 through December 31, 2021.

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

The consolidated statements of operations data for each of the years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheets data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements of this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the consolidated balance sheets data as of December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements, except as otherwise noted, that are not included in this Annual Report on Form 10-K. The information presented below is our historical data and not necessarily indicative of our future financial condition or results of operations. The financial data below includes the results of operations of acquired companies following their acquisition.

	Years Ended December 31,
(in thousands, except per-share data)	2020	2019	2018	2017	2016
Statement of Operations Data:
Net sales	$1,267,945	$1,136,539	$1,078,809	$977,025	$860,661
Income from operations	252,363	181,254	172,625	138,273	141,670
Percentage of sales	19.9%	15.9%	16.0%	14.2%	16.5%
Net income	$187,000	$133,982	$126,633	$92,617	$89,734
Percentage of sales	14.7%	11.8%	11.7%	9.5%	10.4%
Earnings per share of common stock:
Basic	$4.28	$3.00	$2.74	$1.95	$1.87
Diluted	$4.27	$2.98	$2.72	$1.94	$1.86
Cash dividends declared per share of common stock	$0.92	$0.91	$0.87	$0.81	$0.70

(in thousands)	2020	2019	2018	2017	2016
Balance Sheet Data:
Lease obligations, deferred income taxes and other long-term liabilities	$57,565	$44,502	$14,569	$16,254	$5,336
Total stockholders’ equity	980,943	891,957	855,514	884,778	865,842
Total assets	1,232,569	1,095,366	1,021,663	1,037,523	979,974

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Note About Forward-Looking Statements” and “Item 1A—Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

Overview

We design, engineer and are a leading manufacturer of high quality wood and concrete building construction products designed to make structures safer and more secure that perform at high levels and are easy to use and cost-effective for customers. We operate in three business segments determined by geographic region: North America, Europe and Asia/Pacific.

Our strategic plan for growth includes increasing our market share and profitability in our Europe segment; growing our market share in the concrete space; and continuing to develop our software to support our core wood products offering while leveraging our strengths in engineering, sales and distribution, and our strong brand name. We believe these initiatives and objectives are crucial to not only offer a more complete solution to our customers and bolster our sales of core wood connector products, but also to mitigate the effect of the cyclicality of the U.S. housing market.

On October 30, 2017, we announced the 2020 Plan to provide additional transparency into our strategic plan and financial objectives. We updated certain of these goals in 2019 to reflect changes in the macro-economic landscape. During the first quarter of 2020, the execution of our 2020 Plan continued to deliver financial and operational efficiencies. However, given the uncertainties surrounding the impact of COVID-19 on our business, on April 27, 2020, we withdrew our prior full year 2020 guidance originally issued on February 3, 2020, as well as the financial targets associated with the 2020 Plan.

The magnitude and duration of the pandemic including its impact on our operations, supply chain partners and general economic conditions, is uncertain and we continue to monitor the impact of the pandemic on our operations and financial condition, which was not significantly adversely impacted in 2020. We are uncertain of the long-term effects on the North America segment and Europe segment at this time. Management continues to monitor the impact of the global pandemic on its financial condition, liquidity, operations, suppliers, industry, and workforce. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects and we are unable to predict the potential future impact that the COVID‑19 pandemic will have on our business, financial condition or results of operations.

In December 2019, COVID-19 was first identified in Wuhan, China. Over the next several months, COVID-19 quickly spread across the world. In March 2020, the WHO declared COVID-19 a worldwide pandemic based on the rapid increase in exposure globally, and the President of the United States declared the COVID-19 outbreak a national emergency. As of January 31, 2021, the virus continues to spread infecting over 46 million people worldwide. Vaccines are available in various countries and distribution of the vaccine also varies by country and in the U.S. by state. The duration and severity of its effects are still unknown.

Government authorities in the countries and states where we operate have issued various and differing shelter in place, stay at home, social distancing guidelines and other measures in response to the COVID-19 pandemic. In many of those locations our operations are classified as an essential business and all of our manufacturing and distribution facilities continue to operate in accordance with those orders. In late March 2020, two of our larger European manufacturing facilities in the United Kingdom and France were ordered to cease nearly all operations. Those two facilities have since re-opened. And since then, there have been no orders to close any of our manufacturing or distribution facilities. The Company’s management team continues to monitor and manage its ability to operate effectively and, to date, the Company has not experienced any significant disruptions within its supply chain. Our supply chain partners have been very supportive and continue to do their part to ensure that service levels to our customers remain strong and, to date, we have not experienced any supply-chain disruptions related to COVID-19 and have been able to meet our customers’ needs. We will continue to communicate with our supply chain partners to identify and mitigate risk and to manage inventory levels.

In response to the COVID-19 pandemic the Company proactively took measures to maintain and preserve its strong financial position and flexibility, including drawing down on its credit facility, suspending its stock repurchase program, implementing a hiring freeze and adjusting employee hours to meet production requirements. Based on updated expectations in mid-2020, the Company had resumed hiring to meet increased demand levels that it has experienced. The Company repaid the amount outstanding on its credit facility and resumed its stock repurchase program. As a result of COVID-19 and in support of continuing its manufacturing efforts, the Company has undertaken steps to protect its employees, suppliers and customers, as their safety and well-being is one of our top priorities. We have instituted additional precautions in our manufacturing and distribution facilities to comply with health and safety guidelines and to protect our employees, including enhanced deep cleaning, staggered shifts, temperature checking, use of face masks, practicing social distancing and limiting non-employees at our locations, amongst other safety related policies and procedures. Many of our office workers in our manufacturing and distribution facilities, as well as the corporate headquarters, continue to work remotely, where possible. The Crisis Management Team, which includes members of senior management, meets regularly to review and assess the status of the Company's operations and the health and safety of its employees.

A significant portion of the Company's total product sales is dependent on U.S. housing starts and its business, financial condition, and results of operations depends significantly on the level of housing and residential construction activity. We anticipated previously that the effects of responses to the pandemic would have a negative effect on our North America operations. However, single-family housing starts increased from April's and May's lower levels and increased from prior-year's level of starts. Due to the return of Lowe's, increased housing starts and a strong home repair and remodel market, sales for the fiscal year 2020 sales increased compared to the fiscal year 2019. Whether this trend continues at the same pace or decline for the year 2021 is not known.

Our first 2020 Plan objective was a continued focus on organic growth with the goal of achieving a compounded annual growth rate in net sales of approximately 8% from 2016 through 2020. Since 2016 net sales has grown 47.3% or at a compound annual growth rate of 10.2%. Milestones that helped support this goal included a price increase for the majority of our U.S. wood connector products in the third quarter of 2018, the signing of one of the largest U.S. homebuilding companies onto our builder program, resulting in 23 of the top 25 U.S. builders now engaged on our program, strong repair and remodel trends associated with the COVID-19 pandemic, as well as the return of Lowe's in mid-2020.

Our second objective involved rationalizing our cost structure to improve company-wide profitability. Our goal was to reduce total operating expenses as a percent of net sales to a range of 26% to 27% by the end of 2020 through a combination of zero-based budgeting, lowering our indirect procurement costs and taking other cost reduction measures in both Europe and our concrete business. Specifically in 2020 we also experienced cost savings from our expense management practices as well as one-time benefits from reduced travel and trade show costs as a result of COVID-19 restrictions. These factors, combined with strong sales growth, resulted in operating expenses as a percentage of net sales improving 570 basis points lowering to 25.6% for the year ended December 31, 2020 from 31.3% for the year ended December 31, 2016.

Our third objective was to improve company-wide operating margins to a range of 16% to 17% by the end of 2020. This goal was going to be largely affected by another profitability goal to improve operating margins in Europe by rolling out our fastener lines in the Nordic Region and France, the consolidation of our European management team to create efficiencies, and through other cost cutting initiatives. Further, in late 2017 we implemented a new concrete strategy, which narrowed our concentration to six distinct product categories to improve gross margins. As a result of these initiatives, favorable raw material prices in 2020, as well as limited spending on certain operating expenses due to COVID-19 restrictions during 2020, operating margins improved 340 basis points increasing to 19.9% for the year ended December 31, 2020 from 16.5% for the year ended December 31, 2016.

Our fourth objective focused on improving our working capital management and overall balance sheet discipline. Since the onset of the 2020 Plan we’ve implemented lean principles in our factories. We also completed a 3-phased SKU reduction program, eliminating over 12,000 non-moving or slow-removing SKUs and converting our customers over to replacement products. In addition, we carried out rapid improvement events in our U.S. production facilities resulting in efficiency enhancements as well as improved management of inventory and purchasing practices.

The final element of our 2020 Plan was focused on maximizing stockholder value, with the goal of improving our return on invested capital from 10.5% in 2016 to a range of 15% to 16% by year end 2020. Through our operational execution, combined with the enactment of the U.S. Tax Cuts and Jobs Act of 2017, which lowered our effective income tax rate beginning in 2018, return on invested capital (1) increased to 20.0% for the year ended December 31, 2020.

Factors Affecting Our Results of Operations

Unlike lumber or other products that have a more direct correlation to housing starts, our products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. Our products are generally used in a sequential manner that follows the construction process. Residential, light industrial and commercial construction begins with the foundation, followed by the wall and the roof systems, and then the installation of our products, which flow into a project or a house according to these schedules.

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

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic which spread from China to many other countries including the U.S. See "Item IA—Risk Factors."

ERP Integration

In July 2016, our Board of Directors approved a plan to replace our current in-house enterprise resource planning (“ERP”) and externally sourced accounting platforms with a fully integrated ERP platform from SAP America, Inc. (“SAP”) in multiple phases by location at all facilities plus our headquarters, with a focus on configuring, instead of customizing, the standard SAP modules.

We went live with our first wave of the SAP implementation project in February of 2018, and we implemented SAP at five additional locations in 2019, 2020 and early 2021, completing our North America operations. We are tracking toward rolling out SAP technology with a company-wide completion currently targeted for 2022. Meeting the 2022 goal is highly dependent on the lifting of current travel restrictions, which are the result of the COVID-19 pandemic. While we believe the SAP implementation will be beneficial to the Company over time, annual operating expenses have and are expected to continue to increase through 2024 as a result of the SAP implementation, primarily due to increases in training costs and the depreciation of previously capitalized costs. As of December 31, 2020, we have capitalized $21.4 million and expensed $39.1 million of the costs, including $5.9 million in amortization expense of capitalized costs.

Business Segment Information

Historically our North America segment has generated more revenues from wood construction products compared to concrete construction products. During 2020, the return of Lowe's, favorable weather conditions, increased home improvement activity and increased housing starts resulted in higher sales volumes over the same time period of 2019, which had extremely wet weather in the first half of the year. Wood construction product sales volume increased 15.6% for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to increased sales volumes in connection with the return of Lowe's and increased housing starts and repair and remodel activity, which resulted in increased sales to some of our other sales distributor channels.Net sales of our concrete construction product increased slightly for the year ended December 31, 2020 compared to the year ended December 31, 2019 mostly due to increased sales volumes. Operating profits increased due to higher sales, and lower cost of goods sold mostly due to lower material costs. In operating expenses, increases in cash profit sharing and stock-based compensation expense were partially offset by reductions in consulting fees and travel related expense.

Our Europe segment also generates more revenues from wood construction products than concrete construction products. Europe net sales increased due to approximately $2.2 million of positive foreign currency translations resulting from some Europe currencies strengthening against the U.S. dollar. In local currency, Europe net sales decreased primarily due to lower sales volume. In U.S. dollars, wood construction product sales increased 4.3% for the year ended December 31, 2020 compared to the year ended December 31, 2019. Concrete construction product sales are mostly project based, and net sales decreased 9.9% for the year ended December 31, 2020 compared to the year ended December 31, 2019. Operating profits increased due to lower material costs, and lower operating expenses as well as benefiting from foreign currency translation from most Europe currencies strengthening against the U.S. dollar. See “Europe” below.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

(1)When referred to above, the Company’s return on invested capital (“ROIC”) for a fiscal year is calculated based on (i) the net income of that year as presented in the Company’s consolidated statements of operations prepared pursuant to generally accepted accounting principles in the U.S. (“GAAP”), as divided by (ii) the average of the sum of total stockholders’ equity and total long-term interest bearing liabilities, (which for the Company are long-term capital lease obligations), at the beginning of and at the end of such year, as presented in the Company’s consolidated balance sheets prepared pursuant to GAAP for that applicable year. As such, the Company’s ROIC, a ratio or statistical measure, is calculated using exclusively GAAP financial measures.
Business Outlook

Based on current information and subject to future events and circumstances the Company estimates that its full year 2021:

•Operating margin will be between approximately 16.5% and 18.5%.

•Depreciation and amortization expense will be approximately $44 million to $48 million, of which approximately $38 million to $42 million is related to depreciation.

•Effective tax rate will be approximately 25.0% to 26.0%, including both federal and state income tax rates.

•Capital expenditures for the full year are estimated to be in the range of $50 million to $55 million.

Results of Operations

The following table sets forth, for the years indicated, the Company’s operating results as a percentage of net sales for the years ended December 31, 2020, 2019 and 2018, respectively:

	Years Ended December 31,
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	54.5%	56.7%	55.5%
Gross profit	45.5%	43.3%	44.5%
Research and development and other engineering	4.0%	4.1%	4.0%
Selling expense	8.9%	9.9%	10.2%
General and administrative expense	12.7%	13.9%	14.7%
Total operating expense	25.6%	27.9%	28.9%
Net gain on disposal of assets	—%	(0.5)%	(1.0)%
Impairment of goodwill	—%	—%	0.6%
Income from operations	19.9%	15.9%	16.0%
Interest expense, net and other	(0.2)%	(0.2)%	—%
Foreign exchange gain (loss), net	(0.1)%	(0.1)%	—%
Income before taxes	19.7%	15.7%	15.9%
Provision for income taxes	4.9%	3.9%	4.2%
Net income	14.8%	11.8%	11.7%

Comparison of the Years Ended December 31, 2020 and 2019

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the year ended December 31, 2020, against the results of operations for the year ended December 31, 2019. Unless otherwise stated, the results announced below, when referencing “both years,” refer to the year ended December 31, 2019 and the year ended December 31, 2020.

The following table shows the change in the Company’s operations from 2019 to 2020, and the increases or decreases for each category by segment:

		Increase (Decrease) in Operating Segment
		North America		Asia/ Pacific	Admin & All Other
(in thousands)	2019		Europe			2020
Net sales	$1,136,539	$129,042	$1,569	$795	$—	$1,267,945
Cost of sales	644,409	47,400	(66)	10	(192)	691,561
Gross profit	492,130	$81,642	$1,635	$785	$192	576,384
Operating expenses:
Research and development and other engineering expense	47,058	3,635	85	13	16	50,807
Selling expense	112,568	648	(469)	(260)	30	112,517
General and administrative expense	157,274	(927)	69	34	4,579	161,029
Operating expenses	316,900	3,356	(315)	(213)	4,625	324,353
Net gain (loss) on disposal of assets	(6,024)	5,363	371	(42)	—	(332)
Impairment of goodwill	—	—	—	—	—	—
Income from operations	181,254	72,923	1,579	1,040	(4,433)	252,363
Interest expense, net and other	(1,730)	1,388	59	75	(1,804)	(2,012)
Foreign exchange loss	(1,167)	2,592	385	(906)	(1,691)	(787)
Income before income taxes	178,357	76,903	2,023	209	(7,928)	249,564
Provision for income taxes	44,375	17,749	1,883	—	(1,443)	62,564
Net income	$133,982	$59,154	$140	$209	$(6,485)	$187,000

Net Sales increased 11.6% to $1,267.9 million from $1,136.5 million. Net sales to home centers, lumber dealers and dealer distributors increased due to higher sales volumes while net sales to contractor distributors decreased due to lower sales volumes. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% and 84% of the Company’s total net sales for the years ended December 31, 2020 and 2019, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% and 16% of the Company’s total net sales for the years ended December 31, 2020 and 2019.

Gross profit increased to $576.4 million from $492.1 million. Gross profit margins increased to 45.5% from 43.3%, mostly due to lower material costs. The gross profit margins, including some intersegment expenses eliminated in consolidation, and excluding other expenses that are allocated according to product group, increased to 45.5% from 42.9% for wood construction products and decreased to 41.6% from 42.2% for concrete construction products.

Research and development and other engineering expense increased 8.0% to $50.8 million from $47.1 million, primarily due to increases of $2.1 million in cash profit sharing expense, $1.4 million in personnel costs, $0.4 million for computer, software and phone expense and $0.3 million in in stock-based compensation, partly offset by a decrease of $0.8 million in travel and entertainment expense.

Selling expense decreased slightly to $112.5 million from $112.6 million, primarily due to decreases of $4.7 million in travel and entertainment expenses, $2.4 million in marketing, promotion and advertising expenses, $0.6 million in professional fees, $0.6 million in lease expense and $0.6 million in royalty expense, which was partly offset by increases of $3.8 million in cash profit sharing expense, $3.5 million in personnel costs, $1.3 million in sales commissions and $0.4 million in stock-based compensation expense.

General and administrative expense increased 2.4% to $161.0 million from $157.3 million, primarily due to increases of $7.0 million in cash profit sharing expense, $3.2 million in personnel costs, $1.8 million in computer costs including software subscription and licensing fees, $1.6 million in depreciation and amortization expense $0.8 million in insurance expense, and $0.7 million in stock-based compensation, which was partly offset by decreases of $5.6 million in consulting and other professional fees, $3.0 million in travel and entertainment expense, $1.1 million in bad debt expense, $1.0 million in legal fees and $0.5 million in facilities expense. Costs associated with the SAP, including implementation and support costs of $13.2 million were the same in both years. These expenses were primarily for professional fees and 2020 and 2019 included $2.2 million and $2.1 million, respectively, in incremental related amortization expense.

Gain on sale of assets - In November 2019, the Company sold a facility that was used for selling and distributing. The Company received net proceeds of $9.4 million, which resulted in a pre-tax gain of $5.6 million.

Our effective income tax rate increased to 25.1% from 24.9%.

Net income was $187.0 million compared to $134.0 million. Diluted net income per share of common stock was $4.27 compared to $2.98.

Net Sales

The following table shows net sales by segment for the years ended December 31, 2019 and 2020, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Total
December 31, 2019	$972,849	$155,144	$8,546	$1,136,539
December 31, 2020	1,101,891	156,713	9,341	1,267,945
Increase	$129,042	$1,569	$795	$131,406
Percentage increase	13.3%	1.0%	9.3%	11.6%

The following table shows segment net sales as percentages of total net sales for the years ended December 31, 2019 and 2020, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2019 net sales	86%	14%	—%	100%
Percentage of total 2020 net sales	87%	12%	1%	100%

Gross Profit

The following table shows gross profit by segment for the years ended December 31, 2019 and 2020, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
December 31, 2019	$435,738	$53,906	$2,692	$(206)	$492,130
December 31, 2020	517,380	55,541	3,477	(14)	576,384
Increase	$81,642	$1,635	$785	$192	$84,254
Percentage increase	18.7%	3.0%	*	*	17.1%
* The statistic is not meaningful or material.

The following table shows gross profit margins by segment for the years ended December 31, 2019 and 2020, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2019 gross profit margin	44.8%	34.7%	31.5%	*	43.3%
2020 gross profit margin	47.0%	35.4%	37.2%	*	45.5%
* The statistic is not meaningful or material.

North America

•Net sales increased 13.3% primarily due to increased sales volume. Canada's net sales increased in local currency from higher volumes, but were negatively affected by approximately $0.7 million due to foreign currency translation.

•Gross profit margin increased to 47.0% from 44.8%, primarily due to decreases in raw material costs, partly offset by increased labor, factory overhead and warehouse costs.

•Research and development and engineering expense increased $3.6 million, primarily due to increases of $2.1 million in cash profit sharing expense, $1.0 million in personnel costs, $0.3 million in stock-based compensation and $0.3 million in computer, software and phone expense, partly offset by a decrease of $0.7 million in travel and entertainment expenses.

•Selling expense increased $0.6 million, primarily due to increases of $3.7 million in cash profit sharing expense, $3.1 million in personnel costs, $1.2 million in sales commissions and $0.4 million in stock-based compensation expense, partly offset by decreases of $3.8 million in travel and entertainment expenses, $1.9 million in marketing, promotion and advertising expenses, $0.5 million in professional fees, $0.6 million in royalty expense and $0.5 million in lease expense.

•General and administrative expense decreased $0.9 million, primarily due to decreases of $5.4 million in consulting and other professional fees, $2.1 million in travel and entertainment expense, $1.0 million in legal fees, $0.9 million in bad debt expense and $0.5 million in facilities expense, partly offset by increases of $3.8 million in cash profit sharing expense, $1.9 million in personnel costs, $1.8 million in computer costs including software subscription and licensing fees, $1.0 million in depreciation and amortization expense and $0.3 million in stock-based compensation. Costs associated with SAP implementation and support of $10.5 million were the same in both years.

•Gain on sale of assets - In November 2019, the Company sold a sales and distribution facility for proceeds of $9.4 million, net of closing costs, which resulted in a gain of $5.6 million.

•Income from operations increased $72.9 million, mostly due to higher gross margins, partly offset by higher operating expenses and the gain on sale in 2019.

Europe

•Net sales increased 1.0%, primarily due to approximately $2.2 million of positive foreign currency translations resulting from some Europe currencies strengthening against the U.S. dollar. In local currency, Europe net sales decreased primarily due to lower sales volume.

•Gross profit margin increased to 35.4% from 34.7%, primarily due to decreases in material costs, partly offset by increases in labor, warehouse and shipping costs.

•Selling expense decreased $0.5 million primarily due to decreases of $0.8 million in travel and entertainment costs and $0.3 million in marketing, promotion and advertising expenses, partly offset by an increase of $0.5 million in personnel costs.

•General and administrative expenses include costs associated with SAP implementation and support of $2.5 million, an increase of $0.1 million over the prior year. These expenses were primarily for professional fees.

•Income from operations increased $1.6 million, mostly due to the increases in gross margins and slightly lower operating expenses.

Asia/Pacific

•For information about the Company’s Asia/Pacific segment, please refer to the table above setting forth changes in our operating results for the years ended December 31, 2020 and 2019.

Administrative and All Other

•General and administrative expense increased $4.6 million, primarily due to increases of $3.0 million in cash profit sharing expense, $0.7 million in insurance expense, $0.3 million in stock-based compensation and $0.2 million in personnel expense.

Comparison of the years ended December 31, 2019 and 2018 are incorporated by reference to Form 10-K 2019 filing

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value (market). Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

•Raw materials and purchased finished goods — principally valued at cost determined on a weighted average basis; and
•In-process products and finished goods — cost of direct materials and labor plus attributable overhead based on a normal level of activity.

The Company applies net realizable value and makes estimates for obsolescence to the gross value of inventory. The Company estimates net realizable value based on estimated selling price less further costs through completion and disposal. The Company impairs slow-moving products by comparing inventories on hand to projected demand. If on-hand supply of a product exceeds projected demand or if the Company believes the product is no longer marketable, the product is considered obsolete inventory. The Company revalues obsolete inventory to its net realizable value and has consistently applied this methodology. The

Company believes that this approach is suitable for impairments of slow-moving and obsolete inventory. When impairments are established, a new cost basis of the inventory is created. Unexpected changes in market demand, building codes or buyer preferences could reduce the rate of inventory turnover and require the Company to recognize more obsolete inventory.

Goodwill and Other Intangible Assets

Our goodwill balance is not amortized to expense, and we may assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments. The Company evaluates the recoverability of goodwill in accordance with Accounting Standard Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other,” annually, or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount.
The Company identified a reporting unit whereby the fair value was less than its carrying amount using quantitative methods during its annual review in 2018, and as a result, recognized an impairment of all associated goodwill in the fourth quarter of fiscal 2018. In 2020 and 2019, we performed qualitative assessments, taking into consideration the current market value of the company, any changes in management, key personnel, strategy and any relevant macroeconomic conditions (e.g. general economic conditions, limiting access to capital). Based on our qualitative assessments we concluded that the fair value of the reporting units substantially exceeded the respective reporting unit's carrying value, including goodwill.
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

Revenue from Contracts with Customers

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
Volume rebates, discounts and rights of return are accounted for as variable considerations because the transaction price is either uncertain until the customer completes or fails the specified volumes or returned product are not returned by the return period. The Company estimates allowances based on historical experience from prior periods and the customer’s historical purchasing pattern. These estimates are deducted from revenues and are reevaluated periodically during the reporting period.
Effect of New Accounting Standards

See "Note 1 — Recently Adopted Accounting Standards" and "Note 1 — Recently Issued Accounting Standards Not Yet Adopted" to the Company’s Consolidated Financial Statements.

Liquidity and Sources of Capital

Our primary sources of liquidity are cash and cash equivalents on hand, our cash flow from operations and our $300.0 million credit facility that expires on July 23, 2022. See "Note 13 — Debt" to the Company's Consolidated Financial Statements. As of December 31, 2020, there were no amounts outstanding under this facility.

Our principal uses of liquidity include the costs and expenses associated with our operations, including financing working capital requirements and continuing our capital allocation strategy, which includes supporting capital expenditures, repurchasing our common stock, paying cash dividends, and financing other investment opportunities over the next twelve months.

As of December 31, 2020, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions, and includes $74.6 million held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the U.S. The Company maintains a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the U.S.

The following table presents selected financial information as of December 31, 2020, 2019 and 2018, respectively:

	At December 31,
(in thousands)	2020	2019	2018

Cash and cash equivalents	$274,639	$230,210	$160,180
Property, plant and equipment, net	255,184	249,012	254,597
Equity investment, goodwill and intangible assets	165,110	159,430	157,139
Working capital	559,078	482,000	447,949

The following table presents the significant categories of cash flows for the twelve months ended December 31, 2020, 2019 and 2018, respectively:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$207,572	$205,662	$160,080
Investing activities	(39,853)	(28,021)	(10,249)
Financing activities	(126,777)	(108,154)	(155,393)

Cash flows from operating activities result primarily from our earnings or losses before depreciation and amortization, and are also affected by changes in operating assets and liabilities which consist primarily of working capital balances. As a building materials manufacturer, our operating cash flows are subject to seasonality and are cyclically associated with the volume and timing of construction project starts. For example, trade accounts receivable, net is generally at its lowest at the end of the fourth quarter and increases during the first, second and third quarters.

In 2020, operating activities provided $207.6 million in cash and cash equivalents, as a result of $187.0 million from net income and $62.0 million from non-cash adjustments to net income which includes depreciation and amortization, stock-based compensation and non-cash lease expense, partially offset by a decrease of $41.4 million for the net change in operating assets and liabilities primarily from increases of $27.2 million in inventory and $22.1 million in trade accounts receivables, partly offset by an increase of $11.4 million in trade accounts payable. Cash used in investing activities of $39.9 million during the year ended December 31, 2020, consisted primarily of $37.9 million for machinery and equipment, software development and office equipment, as well as the purchase of an intangible asset for $5.3 million in cash. Cash used in financing activities of $126.8 million during the year ended December 31, 2020, consisted primarily of $76.2 million for the repurchase of the Company’s common stock and $40.4 million used to pay cash dividends.

Cash flows from operating activities years ended December 31, 2019 and 2018 are incorporated by reference to Form 10-K 2019 filing

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

•Our capital spending in 2018, 2019 and 2020 was $29.3 million, $37.5 million and $37.9 million, respectively, which was primarily used for real estate improvements, machinery and equipment purchases and software in development. Also in 2020, we purchased an intangible asset of $6.7 million, including $1.7 million in deferred payments to be made over the next couple of years. Based on current information and subject to future events and circumstances, we estimate that our full-year 2021 capital spending will be approximately $50 million to $55 million, including capital projects postponed in 2021 out of liquidity concerns from the COVID-19 pandemic and $10 to $13 million in maintenance type capital expenditures, assuming all such projects will be completed by the end of 2021.

•For 2020, we purchased and received 1,053,314 shares of the Company’s common stock on the open market at an average price of $72.33 per share, for a total of $76.2 million under a previously announced $100.0 million share repurchase authorization (which expired at the end of 2020).

•In total, as illustrated in the table below, we have repurchased over seven million shares of the Company’s common stock, which represents approximately 15.7% of our shares of common stock outstanding at the beginning of 2015. Including dividends, we have returned cash of $637.8 million, which represents 70.2% of our total cash flow from operations during the same period.

•On December 16, 2020, our Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock. The authorization is in effect from January 1, 2021 through December 31, 2021.

•On January 22, 2021, the Board of Directors declared a cash dividend of $0.23 per share, estimated to be $10.0 million in total. Such dividend is scheduled to be paid on April 22, 2021, to stockholders of record on April 1, 2021.

The following table presents our dividends paid and share repurchases for the period from January 1, 2015 through December 31, 2020, in aggregated amounts:

(in thousands)	Number of Shares Repurchased	Cash Paid for Repurchases	Cash Paid for Dividends	Total
January 1 - December 31, 2020	1,053	$76,189	40,400	$116,589
January 1 - December 31, 2019	972	60,816	40,258	101,074
January 1 - December 31, 2018	1,955	110,540	39,891	150,431
January 1 - December 31, 2017	1,138	70,000	36,981	106,981
January 1 - December 31, 2016	1,244	53,502	32,711	86,213
January 1 - December 31, 2015	1,339	47,144	29,352	76,496
Total	7,701	$418,191	$219,593	$637,784

Contractual Obligations

The following table summarizes our known material contractual obligations and commitments as of December 31, 2020:

	Payments Due by Period
	Total all periods	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years

Contractual Obligation (in thousands)
Primary line-of credit annual facility fees (1)	$900	$600	$300	$—	$—
Operating lease obligations, including imputed interest (2)	46,342	10,696	15,613	10,348	9,685
Purchase obligations (3)	38,119	37,536	583		—
Total	$85,361	$48,832	$16,496	$10,348	$9,685
(1)Includes annual facility fees on the Company’s primary line-of-credit facility. The Company’s primary line-of-credit facility requires the Company pay an annual facility fee from 0.20% to 0.35%, depending on the Company’s leverage ratio, on the unused portion of the facilities.
(2)Refer to Note 111 - Leases of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K)
(3)Consists of other purchase commitments related to facility equipment, consulting services, and minimum quantities of certain raw materials. The Company currently is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2020.

Contingencies

From time to time, we are subject to various claims, lawsuits, legal proceedings (including litigation, arbitration or regulatory actions) and other matters arising in the ordinary course of business. Periodically, we evaluate the status of each matter and assess our potential financial exposure.

The Company records a liability when we believe that it is both probable that a loss has been incurred, and the amount is reasonably estimable. Significant judgment is required to determine both probability of a loss and the estimated amount. The outcomes of claims, lawsuits, legal proceedings and other matters brought against the Company are subject to significant uncertainty, some of which are inherently unpredictable and/or beyond our control. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these matters were resolved against the Company for amounts in excess of management’s expectations, they could have a material adverse impact on our business, results of operations, financial position and liquidity.

See “Item 3 — Legal Proceedings” above and “Note 14 — Commitments and Contingencies” to the Company’s Consolidated Financial Statements.

Inflation and Raw Materials

We believe that the effect of inflation has not been material in recent years, as general inflation rates have remained relatively low. Our main raw material is steel, and as such, increases in steel prices may adversely affect our gross profit margin if we cannot recover the higher costs through price increases. See “Item 1 — Raw Materials” and “Item 1A — Risk Factors.”

Indemnification

In the normal course of business, to facilitate transactions of services and products, we have agreed to indemnify certain parties with respect to certain matters. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and the Company’s bylaws as permitted by the Company’s certificate of incorporation require the Company to indemnify corporate servants, including our officers and directors, to the fullest extent permitted by law. The Company maintains directors and officers liability insurance coverage to reduce its exposure to such obligations. The Company has not incurred significant obligations under indemnification provisions historically, and does not expect to incur significant obligations in the future. It is not possible to determine the maximum potential amount under these indemnities due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Accordingly, the Company has not recorded any liability for costs related these indemnities through December 31, 2020.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business, including changes to foreign currency exchange rates and interest rates.

Foreign Exchange Risk

We transact business in various foreign countries and may therefore be exposed to foreign currency exchange rate risk. We have manufacturing facilities in China, the United Kingdom, Denmark, France, Germany, Poland, Portugal, Sweden and Switzerland. We sell and distribute products throughout the world and also purchase raw materials from suppliers in foreign countries. As a result, our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which we do business. In fiscal 2020, our consolidated financial results are impacted by the translation of revenue and expenses in foreign currencies into U.S. dollars. These translation impacts are primarily affected by changes in exchange rates between the U.S. dollar and with European and Chinese Yuan currencies.

We may manage our exposure to transactional exposures by entering into foreign currency forward contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. In 2020, we entered into financial contracts to hedge the risk of fluctuations associated with the Chinese Yuan.

The translation adjustment on the Company’s underlying assets and liabilities resulted in an increase in accumulated other comprehensive income of $14.2 million for the year ended December 31, 2020.

Interest Rate Risk

The Company has no variable interest-rate debt outstanding. The Company estimates that a hypothetical 100 basis point change in U.S. interest rates would not be material to the Company’s operations taken as a whole.

Item 8. Consolidated Financial Statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Simpson Manufacturing Co., Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Simpson Manufacturing Co. Inc., a Delaware corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory valuation
As described further in Note 1 to the financial statements, the Company accounts for inventory at the lower of cost or net realizable value. The Company impairs slow-moving products by comparing inventories on hand to projected demand. Unexpected changes in market demand, building codes or buyer preferences could reduce the rate of inventory turn and require the Company to recognize an impairment. We identified the net realizable value of inventory as a critical audit matter.

The principal considerations for our determination that the net realizable value of inventory is a critical audit matter is that the evaluation of slow moving and obsolete inventory relies on the use of management judgment to forecast future demand and assess market conditions, resulting in estimation uncertainty. Auditor subjectivity and effort was required to evaluate management’s judgments and assumptions.

Our audit procedures related to net realizable value of inventory included the following, among others.

•We tested the design and operating effectiveness of controls related to the calculation of the net realizable value of inventory, including controls over the review of the demand forecast.

•We tested the completeness and accuracy of the underlying data used in the calculation of net realizable value.

•We evaluated the reasonableness of management’s demand forecasts by performing the following:

◦Compared prior year forecasts with actual results to evaluate management’s ability to estimate future demand.

◦Assessed forecasted demand for consistency with evidence obtained in other areas of the audit.

◦Performed a sensitivity analysis on demand assumptions to determine the impact on the net realizable value.

•We recalculated and assessed the appropriateness of the formulaic calculation and management adjustments by making inquiries of management and various individuals outside of the accounting team to obtain support for selected adjustments and obtain supporting documentation when applicable.

We have served as the Company’s auditor since 2015.

/s/ Grant Thornton LLP

San Francisco, California
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Simpson Manufacturing Co., Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Simpson Manufacturing Co, Inc., (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements.

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
February 25, 2021

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$274,639	$230,210
Trade accounts receivable, net	165,128	139,364
Inventories	283,742	251,907
Other current assets	29,630	19,426
Total current assets	753,139	640,907
Property, plant and equipment, net	255,184	249,012
Operating lease right-of-use assets	45,792	35,436
Goodwill	135,844	131,879
Equity investment (see Note 1)	2,466	2,480
Intangible assets, net	26,800	25,071
Other noncurrent assets	13,344	10,581
Total assets	$1,232,569	$1,095,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$48,271	$33,351
Accrued liabilities and other current liabilities	145,790	125,556
Total current liabilities	194,061	158,907
Operating lease liabilities	37,199	27,930
Deferred income tax and other long-term liabilities	20,366	16,572
Total liabilities	251,626	203,409
Commitments and contingencies (see Note 14)
Stockholders’ equity
Common stock, par value $0.01; authorized shares, 160,000; issued and outstanding shares, 43,326 and 44,209 at December 31, 2020 and 2019, respectively	433	442
Additional paid-in capital	284,007	280,216
Retained earnings	720,441	645,507
Treasury stock	(13,510)	(9,379)
Accumulated other comprehensive loss	(10,428)	(24,829)
Total stockholders’ equity	980,943	891,957
Total liabilities and stockholders’ equity	$1,232,569	$1,095,366

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Net sales	$1,267,945	$1,136,539	$1,078,809
Cost of sales	691,561	644,409	598,522
Gross profit	576,384	492,130	480,287
Operating expenses:
Research and development and other engineering	50,807	47,058	43,056
Selling	112,517	112,568	109,931
General and administrative	161,029	157,274	158,568
Total operating expenses	324,353	316,900	311,555
Net gain on disposal of assets	(332)	(6,024)	(10,579)
Impairment of goodwill	—	—	6,686
Income from operations	$252,363	$181,254	$172,625
Interest expense, net and other	(2,012)	(1,730)	(634)
Foreign exchange gain (loss), net and other	(787)	(1,167)	137
Income before taxes	249,564	178,357	172,128
Provision for income taxes	62,564	44,375	45,495
Net income	$187,000	$133,982	$126,633
Other comprehensive income
Translation adjustment	14,172	885	(12,911)
Unamortized pension adjustments, net of taxes	(161)	(1,064)	376
Unrealized gains on derivative instruments	390	—	—
Comprehensive income	$201,401	$133,803	$114,098
Net income per common share:
Basic	$4.28	$3.00	$2.74
Diluted	$4.27	$2.98	$2.72
Weighted average number of shares of common stock outstanding
Basic	43,709	44,735	46,213
Diluted	43,841	44,921	46,540

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2018, 2019 and 2020
(In thousands, except per share data)

			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings		Treasury Stock
	Shares	Par Value					Total
Balance at January 1, 2018	46,745	$473	$260,157	$676,644	$(12,496)	$(40,000)	$884,778
Net income	—	—	—	126,633	—	—	126,633
Translation adjustment, net of tax	—	—	—	—	(12,911)	—	(12,911)
Pension adjustment, net of tax	—	—	—	—	376	—	376
Adoption of new accounting standards	—	—	—	410	381	—	791
Options exercised	23	—	695	—	—	—	695
Stock-based compensation expense	—	—	10,334	—	—	—	10,334
Repurchase of common stock	(1,955)	—	10,000	—	—	(120,540)	(110,540)
Retirement of common stock		(22)	—	(135,518)		135,540	—
Cash dividends declared on common stock, $0.87 per share	—	—	—	(39,962)	—	—	(39,962)
Shares issued from release of restricted stock units	177	2	(5,147)	—	—	—	(5,145)
Common stock issued at $44.26 per share	8	—	465	—	—	—	465
Balance at December 31, 2018	44,998	453	276,504	628,207	(24,650)	(25,000)	855,514
Net income	—	—	—	133,982	—		133,982
Translation adjustment, net of tax	—	—	—	—	885	—	885
Pension adjustment, net of tax	—	—	—	—	(1,064)	—	(1,064)
Stock-based compensation expense	—	—	9,325	—	—	—	9,325
Repurchase of common stock	(972)	—	—	—	—	(60,816)	(60,816)
Retirement of common stock	—	(13)	—	(76,424)	—	76,437	—
Cash dividends declared on common stock, $0.91 per share	—	—	—	(40,258)	—	—	(40,258)
Shares issued from release of restricted stock units	178	2	(5,905)	—	—	—	(5,903)
Common stock issued at $57.41 per share	5	—	292	—	—	—	292
Balance at December 31, 2019	44,209	442	280,216	645,507	(24,829)	(9,379)	891,957
Net income	—	—	—	187,000	—		187,000
Translation adjustment, net of tax	—	—	—	—	14,172	—	14,172
Pension adjustment, net of tax	—	—	—	—	(161)	—	(161)
Unrealized gains on derivative instruments	—	—	—	—	390	—	390
Stock-based compensation expense	—	—	11,410	—	—	—	11,410
Repurchase of common stock	(1,053)	—	—	—	—	(76,189)	(76,189)
Retirement of common stock	—	(10)	—	(72,048)	—	72,058	—
Cash dividends declared on common stock, $0.92 per share	—	—	—	(40,018)	—	—	(40,018)
Shares issued from release of restricted stock units	166	1	(7,960)	—	—	—	(7,959)
Common stock issued at $88.31 per share	4		341	—	—	—	341
Balance at December 31, 2020	43,326	$433	$284,007	$720,441	$(10,428)	$(13,510)	$980,943

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$187,000	$133,982	$126,633
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets and other	(318)	(6,023)	(12,357)
Depreciation and amortization	38,767	38,402	39,393
Noncash lease expense	6,984	7,136	—
Impairment of goodwill	—	—	6,686
Deferred income taxes	3,179	2,557	4,950
Noncash compensation related to stock plans	13,507	10,434	11,176
Provision for (benefit from ) doubtful accounts	(98)	977	569
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Trade accounts receivable	(22,107)	6,096	(12,573)
Inventories	(27,219)	23,655	(26,425)
Other current assets	(845)	(3,808)	5,297
Trade accounts payable	11,360	(845)	4,670
Accrued liabilities and other current liabilities	7,754	(145)	13,804
Other noncurrent assets and liabilities	(10,392)	(6,756)	(1,743)
Net cash provided by operating activities	207,572	205,662	160,080
Cash flows from investing activities
Capital expenditures	(37,909)	(37,526)	(29,310)
Acquisitions, net of cash acquired	(2,797)	(2,650)	(2,007)
Proceeds from sale of property and equipment	853	12,155	21,068
Net cash used in investing activities	(39,853)	(28,021)	(10,249)
Cash flows from financing activities
Proceeds from lines of credit	169,164	16,647	—
Repayments of line of credit and capital leases	(170,680)	(17,883)	(147)
Debt issuance costs	(712)	—	—
Deferred and contingent consideration paid for acquisitions	—	—	(364)
Repurchase of common stock	(76,189)	(60,816)	(110,540)
Issuance of Company’s common stock	—	—	695
Dividends paid	(40,400)	(40,197)	(39,891)
Cash paid on behalf of employees for shares withheld	(7,960)	(5,905)	(5,146)
Net cash used in financing activities	(126,777)	(108,154)	(155,393)
Effect of exchange rate changes on cash	3,487	543	(2,772)
Net increase (decrease) in cash and cash equivalents	44,429	70,030	(8,334)
Cash and cash equivalents at beginning of year	230,210	160,180	168,514
Cash and cash equivalents at end of year	$274,639	$230,210	$160,180
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
Interest	$1,598	$143	$160
Income taxes	63,035	37,730	40,123
Noncash activity during the year for
Noncash capital expenditures	$3,719	$557	$908
Contingent consideration for acquisition	547	—	—
Issuance of Company’s common stock for compensation	341	292	465
Dividends declared but not paid	9,999	10,170	9,988

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.Operations and Summary of Significant Accounting Policies

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

The Company operates exclusively in the building products industry. The Company’s products are sold primarily in the U.S., Canada, Europe and Pacific Rim. A significant portion of the Company’s business is dependent on economic activity within the North America segment. The Company is dependent on the availability of steel, its primary raw material.

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

Cash Equivalents

The Company classifies investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. As of December 31, 2020 and 2019, the value of these investments were $45.4 million and $0.1 million, respectively, consisting of U.S. Treasury securities and money market funds. The value of the investments is based on cost, which approximates fair value based on Level 1 inputs.

Current Estimated Credit Loss - Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts receivable for estimated future expected credit losses resulting from customers' failure to make payments on its accounts receivable. The Company determines the estimate of the allowance for doubtful accounts receivable by considering several factors, including (1) specific information on the financial condition and the current creditworthiness of customers, (2) credit rating, (3) payment history and historical experience, (4) aging of the accounts receivable, and (5) reasonable and supportable forecasts about collectability. The Company also reserves 100% of the amounts deemed uncollectible due to a customer's deteriorating financial condition or bankruptcy.

Every quarter, the Company evaluates the customer group using the accounts receivable aging report and its best judgment when considering changes in customers' credit ratings, level of delinquency, customers' historical payments and loss experience, current market and economic conditions, and expectations of future market and economic conditions.

The changes in the allowance for doubtful accounts receivable for the year ended December 31, 2020 are outlined in the table below:

	Balance at	Amounts		Balance at
(in thousands)	December 31, 2019	Charged to Expense	Write-Offs[1]	December 31, 2020

Allowance for Doubtful Accounts	$1,935	$(98)	$(273)	$2,110

1Amount is net of recoveries and the effect of foreign currency fluctuations for the year ended December 31, 2020

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in money market funds and trade accounts receivable. The Company maintains its cash in demand deposit and money market accounts held in 17 banks, and at times these cash and investments may be in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). However, we have not experienced any losses on these accounts.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

•Raw materials and purchased finished goods for resale — principally valued at a cost determined on a weighted average basis; and
•In-process products and finished goods — the cost of direct materials and labor plus attributable overhead based on a normal level of activity.

The Company applies net realizable value and makes estimates for obsolescence to the gross value of the inventory. Estimated net realizable value is based on estimated selling price less further costs to completion and disposal. The Company impairs slow-moving products by comparing inventories on hand to projected demand. If the on-hand supply of a product exceeds projected demand or if the Company believes the product is no longer marketable, the product is considered obsolete inventory. The Company revalues obsolete inventory to its net realizable value and has consistently applied this methodology. When impairments are established, a new cost basis of the inventory is created. An unexpected change in market demand, building codes or buyer preferences could reduce the rate of inventory turnover and require the recognition of more obsolete inventory.

Warranties and recalls

The Company provides product warranties for specific product lines and records estimated recall expenses in the period in which the recall occurs, none of which has been material to the consolidated financial statements. In a limited number of circumstances, the Company may also agree to indemnify customers against legal claims made against those customers by the end users of the Company’s products. Historically, payments made by the Company, if any, under such agreements have not had a material effect on its consolidated results of operations, cash flows or financial position.

Equity Investments

The Company accounts for investments and ownership interests under equity method accounting when it has the ability to exercise significant influence, but does not have a controlling financial interest. The Company records its interest in the net earnings of its equity method investees, along with adjustments for unrealized profits or losses within earnings or loss from equity interests in the consolidated statements of operations. The investment is reviewed for impairment whenever factors indicate that its carrying amount might not be recoverable and the decrease in value, if any, is recognized in the period the impairment occurs in the consolidated statement of operations.

In December 2016, the Company acquired a 25% equity interest in Ruby Sketch Pty Ltd. (“Ruby Sketch”), an Australian proprietary limited company, for $2.5 million. The Company recognized this investment as an asset at cost, and has accounted for its ownership interest using the equity accounting method. The Company has no obligation to make any additional capital contributions to Ruby Sketch. The carrying amount of the investment as of December 31, 2020 and December 31, 2019 was approximately $2.5 million.

Fair Value of Financial Instruments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified under a three-tier fair valuation hierarchy based on the observability of the inputs available in the market: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The carrying amounts of trade accounts receivable, accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions and equity investment are classified as Level 3 within the fair value hierarchy as it is based on unobserved inputs such as management estimates and entity-specific assumptions and is evaluated on an ongoing basis. The fair value of foreign currency forward contracts, calculated based on Level 1 inputs, was not material as of December 31, 2020.

Derivative Instruments - Foreign Currency Contracts

The Company uses derivative instruments as a risk management tool to mitigate the potential impact of certain market risks. Foreign currency exchange rate risk is the primary market risk the Company manages through the use of derivative instruments, which are accounted for as cash flow hedges under the accounting standards and carried at fair value as other current assets or other current liabilities in the consolidated balance sheets. Net deferred gains and losses related to changes in fair value are included in accumulated other comprehensive loss, a component of shareholders' equity in the consolidated balance sheets, and are reclassified into the line item in the consolidated statement of income in which the hedged items are recorded in the same period the hedged item affects earnings. Changes in fair value of any derivatives that are determined to be ineffective are immediately reclassified from other comprehensive income into earnings. The cash flow impact of the Company's derivative instruments is primarily included in the consolidated statement of cash flows in net cash provided by operating activities. Refer to Note 8.

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

Acquisitions that do not meet the definition of a business under the ASC are accounted for as an acquisition of assets, whereby all of the cost of the individual assets acquired and liabilities assumed, including certain transactions costs, are allocated on a relative fair value basis. Accordingly, goodwill is never recognized in an asset acquisition.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Major renewals and betterments are capitalized while maintenance and repairs are expensed as incurred. When assets are sold or retired, their costs and accumulated depreciation are removed from the accounts, and the resulting gains or losses are reflected in the consolidated statements of operations.

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

Depreciation and Amortization

Software, including amounts capitalized for internally developed software is amortized on a straight-line basis over an estimated useful life of three to five years. Machinery and equipment is depreciated using accelerated methods over an estimated useful life of three to ten years. Buildings and site improvements are depreciated using the straight-line method over their estimated useful lives, which range from 15 to 45 years. Leasehold improvements are amortized using the straight-line method over the shorter of the expected life or the remaining term of the lease. Purchased intangible assets with finite useful lives are amortized using the straight-line method over the estimated useful lives of the assets. The weighted-average amortization period for all amortizable intangibles on a combined basis is 6.5 years.

Preferred Stock

The Company’s Board of Directors has the authority to issue authorized and unissued preferred stock in one or more series with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, redemption, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company’s common stock.

Common Stock

Subject to the rights of holders of any preferred stock that may be issued in the future, holders of common stock are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors out of legally available funds, and in the event of liquidation, dissolution or winding-up of the Company, to share ratably in all assets available for distribution. The holders of common stock have no preemptive or conversion rights. Subject to the rights of any preferred stock that may be issued in the future, the holders of common stock are entitled to one vote per share on any matter submitted to a vote of the stockholders. A director in an uncontested election is elected if the votes cast “for” such director’s election exceed the votes cast “against” such director’s election, except that, if a stockholder properly nominates a candidate for election to the Board of Directors, the candidates with the highest number of affirmative votes (up to the number of directors to be elected) are elected. There are no redemption or sinking fund provisions applicable to common stock.

Comprehensive Income or Loss

Comprehensive income is defined as net income plus other comprehensive income or loss. Other comprehensive income or loss consists of changes in cumulative translation adjustments, changes in unamortized pension adjustments and changes in the fair value of derivative instruments classified as cash flow hedge instruments, all of which are recorded directly in accumulated other comprehensive income within stockholders’ equity.

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

Revenue Recognition

Generally, the Company’s revenue contract with a customer exists when goods are shipped, and services (if any) are rendered; and its related invoice is generated. The duration of the contract does not extend beyond the promised goods or services already transferred. The transaction price of each distinct promised product or service specified in the invoice is based on its relative stated standalone selling price. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer at a point in time. The Company’s shipping terms provide the primary indicator of the transfer of control. The Company’s general shipping term are F.O.B. shipping point, where title and risk and rewards of ownership transfer at the point when the products leave the Company’s warehouse. The Company recognizes revenue based on the consideration specified in the invoice with a customer, excluding any sales incentives, discounts, and amounts collected on behalf of third parties (i.e., governmental tax authorities). Based on historical experience with the customer, the customer's purchasing pattern and its significant experience selling products, the Company concluded that a significant reversal in the cumulative amount of revenue recognized will not occur when the uncertainty (if any) is resolved (that is, when the total amount of purchases is known). Refer to Note 2 for additional information.

Sales Taxes

The Company presents taxes collected and remitted to governmental authorities on a net basis in the consolidated statements of operations.

Cost of Sales

Cost of sales includes material, labor, factory and tooling overhead, shipping, and freight costs. Major components of these expenses are steel and other materials, packaging and cartons, personnel costs, and facility costs, such as rent, depreciation and utilities, related to the production and distribution of the Company’s products. Inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of the Company’s distribution network are also included in cost of sales.

Tool and Die Costs

Tool and die costs are included in product costs in the year incurred.

Product and Software Research and Development Costs

Product research and development costs, which are included in operating expenses and are charged against income as incurred, were $10.1 million, $10.9 million and $10.8 million in 2020, 2019 and 2018, respectively. Product research and development expenses include all related personnel costs including salary, benefits, retirement, stock-based compensation costs, as well as computer and software costs, professional fees, supplies, tools and maintenance costs. In 2020, 2019 and 2018, the Company incurred software development expenses related to its continued expansion into the plated truss market and some of the software development costs were capitalized. See "Note 8 — Property, Plant and Equipment." The Company amortizes acquired patents over their remaining lives and performs periodic reviews for impairment. The cost of internally developed patents is expensed as incurred.

Selling Costs

Selling costs include expenses associated with selling, merchandising and marketing the Company’s products. Major components of these expenses are personnel, sales commissions, facility costs such as rent, depreciation and utilities, professional services, information technology costs, sales promotion, advertising, literature and trade shows.

Advertising Costs

Advertising costs are included in selling expenses and were $8.2 million, $7.9 million and $7.6 million in 2020, 2019, and 2018, respectively.

General and Administrative Costs

General and administrative costs include personnel, information technology related costs, facility costs such as rent, depreciation and utilities, professional services, amortization of intangibles and bad debt charges.

Accounting for Leases

The Company has operating and finance leases for certain facilities, equipment, autos and data centers. As an accounting policy for short-term leases, the Company elected to not recognize a right-of-use asset ("ROU asset") and liability if, at the commencement date, the lease (1) has a term of 12 months or less and (2) does not include renewal and purchase options that the Company is reasonably certain to exercise. Monthly payments on short-term leases are recognized on a straight-line basis over the full lease term.

Accounting for Stock-Based Compensation

The Company recognizes stock-based expense related to the estimated fair value of restricted stock awards on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term of four years. Stock-based expense related to performance share grants are measured based on grant date fair value and expensed on a graded basis over the service period of the awards, which is generally a performance period of three years. The performance conditions are based on the Company's achievement of revenue growth and return on invested capital over the performance period, and are evaluated for the probability of vesting at each reporting period end with changes in expected results recognized as an adjustment to expense. The assumptions used to calculate the fair value of restricted stock grants are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 amendments provide guidance on accounting for current expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. The required measurement methodology is based on an expected loss model that includes historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 eliminates the probable incurred loss recognition in current GAAP. The Company adopted ASU 2016-13 prospectively on January 1, 2020. Historically, the Company's actual credit losses have not been material. The Company's financial assets in the scope of ASU 2016-13 mainly consist of short-term trade receivables. In estimating expected credit loss, management uses the aging method, such as pooling receivables based on the levels of delinquency and applying historical loss rates, adjusted for current conditions and reasonable and supportable forecasts, to each pool. The Company will regularly reassess the customer groups by using its best judgment when considering changes in customers' credit ratings, customers' historical payments and loss experience, current market and economic conditions, and expectations of future market and economic conditions. Adoption of ASU 2016-13 had no material effect on the Company's consolidated financial statements and footnote disclosures.

All other newly issued and effective accounting standards during 2020 were determined to be not relevant or material to the Company.

2.Revenue from Contracts with Customers

Disaggregated revenue

The Company disaggregates net sales into the following major product groups as described in its segment information included in these financial statements under Note 18.

Wood Construction Products Revenue. Wood construction products represented almost 85% and 84% of total net sales in the year ended December 31, 2020 and 2019, respectively.

Concrete Construction Products Revenue. Concrete construction products represented 15% and 16% of total net sales in the year ended December 31, 2020 and 2019, respectively.

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

Reconciliation of contract balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of December 31, 2020, the Company had no contract assets or contract liabilities from contracts with customers.

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

3.Net Income per Share
The following shows a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	For the Year Ended December 31,
(in thousands, except per-share amounts)	2020	2019	2018
Net income available to common stockholders	$187,000	$133,982	$126,633

Basic weighted average shares outstanding	43,709	44,735	46,213
Dilutive effect of potential common stock equivalents	132	186	327
Diluted weighted average shares outstanding	43,841	44,921	46,540
Net earnings per share:
Basic	$4.28	$3.00	$2.74
Diluted	$4.27	$2.98	$2.72

4.Stockholders' Equity

Stock Repurchases

For the fiscal year ended December 31, 2020, the Company repurchased 1,053,314 shares of the Company’s common stock in the open market at an average price of $72.33 per share, for a total of $76.2 million. As of December 31, 2020, approximately $23.8 million was not used for repurchase under the previously announced $100.0 million share repurchase authorization (which expired at the end of 2020). On December 16, 2020, the Company’s Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock from January 1, 2021 through December 31, 2021.

As of December 31, 2020, the Company held 150,974 shares of its common stock as treasury shares and in 2020, retired a total of 1,028,328 of its common stock.

Comprehensive Income or Loss

The following shows the components of accumulated other comprehensive income or loss as of December 31, 2020 and 2019, respectively:

	Foreign Currency Translation	Pension Benefit	Derivative Instruments	Total
(in thousands)
Balance at January 1, 2018	$(10,054)	$(2,442)	$—	$(12,496)
Other comprehensive gain/(loss), net of tax effect	(12,911)	757	—	(12,154)
Balance at December 31, 2018	(22,965)	(1,685)	—	(24,650)
Other comprehensive gain/(loss), net of tax effect	885	(1,064)	—	(179)
Balance at December 31, 2019	(22,080)	(2,749)	—	(24,829)
Other comprehensive gain/(loss), net of tax effect	14,172	(161)	390	14,401
Balance at December 31, 2020	$(7,908)	$(2,910)	$390	$(10,428)

5.Stock-Based Compensation

The Company currently maintains the Simpson Manufacturing Co., Inc. Amended and Restated 2011 Incentive Plan (the “2011 Plan”) as its only equity incentive plan. Under the 2011 Plan, no more than 16.3 million shares of the Company’s common stock in aggregate may be issued including shares already issued pursuant to prior awards granted under the 2011 Plan. Shares of common stock underlying awards to be issued pursuant to the 2011 Plan are registered under the Securities Act. Under the 2011 Plan, the Company may grant restricted stock and restricted stock units. The Company currently intends to award only performance-based stock units ("PSUs") and/or time-based restricted stock units ("RSUs").

The following table shows the Company’s stock-based compensation activity:

	Fiscal Years Ended December 31,
(in thousands)	2020	2019	2018
Stock-based compensation expense recognized	$11,384	$9,480	$10,356
Tax benefit of stock-based compensation expense in provision for income taxes	2,859	2,330	2,476
Stock-based compensation expense, net of tax	$8,525	$7,150	$7,880
Fair value of shares vested	$21,921	$16,760	$15,372
Proceeds to the Company from the exercise of stock options	$—	$—	$695

The Company allocates stock-based compensation expense amongst cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation capitalized in inventory was immaterial for all periods presented.

The following table summarizes the Company’s unvested restricted stock unit activity for the year ended December 31, 2020:

	Shares (in thousands)	Weighted- Average Price	Aggregate Intrinsic Value * (in thousands)
Unvested Restricted Stock Units (RSUs)
Outstanding at January 1, 2020	462	$47.75	$37,065
Awarded	167	74.91
Vested	(259)	40.92
Forfeited	(13)	57.83
Outstanding at December 31, 2020	357	$66.13	$33,188
Outstanding and expected to vest at December 31, 2020	351	$66.05	$32,839

* The intrinsic value for outstanding and expected to vest is calculated using the closing price per share of $93.45, as reported by the New York Stock Exchange on December 31, 2020.

During the year ended December 31, 2020, the Company granted 166,951 RSUs and PSUs to the Company’s employees, including officers at an estimated weighted average fair value of $74.91 per share, based on the closing price (adjusted for certain market factors primarily the present value of dividends) of the Company’s common stock on the grant date. The RSUs and PSUs granted to the Company’s employees may be time-based, performance-based or time- and performance-based. Certain of the PSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the award agreement over a cumulative three year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time- and performance based RSUs granted to the Company’s employees excluding officers and certain key employees, vest ratably over the four year life of the award and through 2019, required the underlying shares of the Company's common stock to be subject to a performance-based adjustment during the first year and starting in 2020, were time-based awards which vest ratable over the four year life of the award.

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

The total intrinsic value of RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $21.9 million, $16.7 million and $9.8 million, respectively, based on the market value on the vest date.

As of December 31, 2020, the Company’s aggregate unamortized stock compensation expense was approximately $13.3 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.1 years.

Stock Bonus Plan

The Company also maintains a stock bonus plan, the Simpson Manufacturing Co., Inc. 1994 Employee Stock Bonus Plan (the “Stock Bonus Plan”), whereby it awards shares of the Company’s common stock to employees, who do not otherwise participate in any of the Company’s equity-based incentive plans and meet minimum service requirements. Shares have generally been awarded under the Stock Bonus Plan following the year in which the respective employee reached his or her tenth, twentieth, thirtieth, fortieth or fiftieth anniversary of employment with the Company or any direct or indirect subsidiary thereof. The Company awarded 12,600 shares for service through 2020, (7,400 shares to be issued and 5,200 shares of which were settled in cash for the Company’s foreign employees) and awarded 7,000 shares for service through 2019, (4,000 shares to be issued and 3,000 shares of which were settled in cash for the Company’s foreign employees). As a result, we recorded pre-tax compensation charges of $1.2 million in 2020, and $0.8 million for both of the years ended December 31, 2019 and 2018, respectively. The charges also include cash bonuses to compensate employees for income taxes payable as a result of the stock bonuses.

6.    Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	December 31,
(in thousands)	2020	2019
Trade accounts receivable	$170,001	$144,729
Allowance for doubtful accounts	(2,110)	(1,935)
Allowance for sales discounts	(2,763)	(3,430)
	$165,128	$139,364

7.Inventories

The components of inventories consisted of the following:

	December 31,
(in thousands)	2020	2019
Raw materials	$95,777	$95,575
In-process products	21,803	23,672
Finished products	166,162	132,660
	$283,742	$251,907

8. Derivative Instruments

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

The Company sources certain materials for its concrete products from a wholly owned subsidiary in China, and as a result is exposed to variability in cash outflows associated with changes in the foreign exchange rate between the U.S. Dollar and the Chinese Yuan (CNY). As of December 31, 2020, the aggregate notional amount of the Company's outstanding foreign currency derivative contracts was to buy CNY 70.7 million by selling $10.2 million throughout fiscal 2021. These forward contracts are accounted for as cash flow hedges under the accounting standards, and fair value is included in other current assets or other current liabilities, as applicable, in the consolidated balance sheet as follows (in thousands):

		Fair Value
	Consolidated Balance Sheet Location	At December 31, 2020	At December 31, 2019
Assets:
Foreign currency contracts	Other current assets	$390	$—

Net deferred gains and losses on these contracts relating to changes in fair value are included in accumulated other comprehensive loss ("OCI"), a component of shareholders' equity in the consolidated balance sheets, and are reclassified into the line item in the consolidated statement of income in the which the hedged items are recorded in the same period the hedged item affects earnings. There were no amounts recognized for gains or losses on these contracts during the year ended December 31, 2020. Changes in fair value of any forward contracts that are determined to be ineffective are immediately reclassified from OCI into earnings. The amounts deferred in OCI are expected to be recognized as a component of cost of sales in the consolidated statement of operations from 2021 to 2022. There were no amounts recognized due to ineffectiveness during the year ended December 31, 2020.

9. Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2020	2019
Land	$28,553	$28,092
Buildings and site improvements	203,421	195,210
Leasehold improvements	7,091	4,911
Machinery and equipment	372,923	351,379
	611,988	579,592
Less accumulated depreciation and amortization	(377,460)	(346,594)
	234,528	232,998
Capital projects in progress	20,656	16,014
	$255,184	$249,012

Property, plant and equipment as of December 31, 2020 and 2019, includes fully depreciated assets with an original cost of $200.5 million and $211.2 million, respectively. These fully depreciated assets are still in use in the Company’s operations. The Company capitalizes certain development costs associated with internal use software, including the direct costs of services provided by third-party consultants and payroll for internal employees, both of which are performing development and implementation activities on a software project. As of December 31, 2020 and 2019, the Company had capitalized software development costs net of accumulated amortization of $29.4 million and $28.6 million, respectively, included in Machinery and equipment and as of December 31, 2020 and 2019, $5.5 million and $3.2 million, respectively, was included in capital projects in progress.

In November 2019, the Company sold its selling and distribution facility in British Columbia, Canada for approximately $9.5 million in net proceeds after closing costs and sale price adjustments, which resulted in an estimated gain on disposal of fixed assets of $5.6 million.

Depreciation expense, including depreciation of equipment and amortization of internally developed software and software acquired through capital lease arrangements, was $32.1 million, $32.6 million and $33.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

10. Goodwill and Intangible Assets
Goodwill
The annual changes in the carrying amount of goodwill, by segment, as of December 31, 2019 and 2020, were as follows, respectively:

(in thousands)	North America	Europe	Asia Pacific	Total
Balance as of January 1, 2019	$96,435	$32,471	$1,344	$130,250
Goodwill acquired	—	1,815	—	1,815
Foreign exchange	129	14	(9)	134
Reclassifications (1)	(320)	—	—	(320)
Balance as of December 31, 2019	96,244	34,300	1,335	131,879
Goodwill acquired	—	106	—	106
Foreign exchange	67	3,661	139	3,867
Reclassifications	—	(8)	—	(8)
Balance as of December 31, 2020	$96,311	$38,059	$1,474	$135,844
 (1) Reclassifications during 2019 for an acquisition included the recognition of $481 thousand in non-compete agreements, trademarks and other, with a corresponding reductions of $320 thousand in goodwill and $161 thousand in other assets.

Goodwill Impairment Testing
The Company tests goodwill for impairment at the reporting unit level on an annual basis (in the fourth quarter). Our goodwill balance is not amortized to expense, and we may assess qualitative factors and quantitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments. The reporting unit level is generally one level below the operating segment, which is at the country level, except for the U.S., Australia and S&P Clever reporting units.

The Company determined that the U.S. reporting unit includes four components: Northwest United States, Southwest United States, Northeast United States and Southeast United States. The Australia reporting unit includes two components: Australia and New Zealand. The S&P Clever reporting unit includes ten components: S&P Switzerland, S&P Poland, S&P The Netherlands, S&P Portugal, S&P Germany, S&P France, Socom, S&P Nordic and S&P Spain. For each of these reporting units, the Company aggregated the components because management concluded that they are economically similar and that the goodwill is recoverable from these components working in concert.

We evaluate the recoverability of goodwill in accordance with Accounting Standard Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other. In addition, the Company prospectively adopted as part of its review in 2018 the Financial Accounting Standard Board (FASB) issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.

We assessed the qualitative factors related to the goodwill of the reporting units to determine whether it is necessary to perform an impairment test. We also considered quantitative factors due to the effects of the COVID-19 pandemic. If the Company judges that it is more likely than not that the fair value of the reporting unit is greater than the carrying amount, including goodwill, no further testing is required. This assessment method was utilized in our 2020 and 2019 annual goodwill impairment test.

The 2020 and 2019 annual testing of goodwill for impairment did not result in impairment charges.

Amortizable Intangible Assets
Intangible assets from acquired businesses are recognized at their estimated fair values on the date of acquisition and consist of patents, unpatented technology, non-compete agreements, trademarks, customer relationships and other intangible assets. Finite-lived intangibles are amortized to expense over the applicable useful lives, ranging from three to 21 years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows. The Company performs an impairment test of finite-lived intangibles whenever events or changes in circumstances indicate their carrying value may be impaired.
The total gross carrying amount and accumulated amortization of definite-lived intangible assets at December 31, 2020 were $67.1 million and $59.3 million, respectively. The aggregate amount of amortization expense of intangible assets for the years ended December 31, 2020, 2019 and 2018 was $6.1 million, $5.5 million and $6.0 million, respectively. The weighted-average remaining amortization period for all amortizable intangibles on a combined basis is 6.5 years.

The annual changes in the carrying amounts of patents, unpatented technologies, customer relationships and non-compete agreements and other intangible assets subject to amortization for the years ended December 31, 2020 and 2019 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents
Balance at January 1, 2019	$2,109	$(411)	$1,698
Purchases of intangibles	2,550	—	2,550
Amortization	—	(150)	(150)
Balance at December 31, 2019	4,659	(561)	4,098
Purchases of intangible assets	40	—	40
Amortization	—	(373)	(373)
Balance at December 31, 2020	$4,699	$(934)	$3,765

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unpatented Technology
Balance at January 1, 2019	$20,662	$(12,344)	$8,318
Amortization	—	(2,017)	(2,017)
Assets acquisitions, net of cash acquired	788	—	788
Foreign exchange	166	—	166
Balance at December 31, 2019	21,616	(14,361)	7,255
Amortization	—	(2,131)	(2,131)
Foreign exchange	488	—	488
Balance at December 31, 2020	$22,104	$(16,492)	$5,612

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Compete Agreements, Trademarks and Other

Balance at January 1, 2019	$12,225	$(3,719)	$8,506
Purchases of intangibles assets - other	2,081	—	2,081
Assets acquisitions, net of cash acquired	6	—	6
Amortization	—	(1,910)	(1,910)
Foreign exchange	10	—	10
Reclassifications(1)	481	—	481
Removal of fully amortized assets	(100)	100	—
Balance at December 31, 2019	14,703	(5,529)	9,174
Purchases of intangible assets - licenses	6,700		6,700
Amortization	—	(2,195)	(2,195)
Foreign exchange	179	—	179
Balance at December 31, 2020	$21,582	$(7,724)	$13,858

(1)Reclassifications during 2019 for an acquisition included $481 thousand recognized for non-compete agreements, trademarks and other, with a corresponding reductions of $320 thousand in goodwill and $161 thousand in other assets.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships
Balance at January 1, 2019	$17,563	$(12,299)	$5,264
Acquisition	124	—	124
Amortization	—	(1,433)	(1,433)
Foreign exchange	(27)	—	(27)
Balance at December 31, 2019	17,660	(13,732)	3,928
Purchases of intangible assets	290	—	290
Amortization	—	(1,443)	(1,443)
Foreign exchange	173	—	173
Balance at December 31, 2020	$18,123	$(15,175)	$2,948

At December 31, 2020, estimated future amortization of intangible assets was as follows:

(in thousands)

2021	$6,304
2022	4,205
2023	3,339
2024	2,290
2025	2,022
Thereafter	8,024
$26,184

Indefinite-Lived Intangible Assets

As of December 31, 2020, the only indefinite-lived intangible asset was a trade name in the amount of $0.6 million.

Definite-lived and indefinite-lived assets, net, by segment as of December 31, 2020 and 2019 were as follows:

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Total Intangible Assets
North America	$33,756	$(19,173)	$14,583
Europe	25,500	(15,012)	10,488
Total	$59,256	$(34,185)	$25,071

	At December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Total Intangible Assets
North America	$40,786	$(22,697)	$18,089
Europe	26,341	(17,630)	8,711
Total	$67,127	$(40,327)	$26,800

11.    Leases

On January 1, 2019, the Company adopted ASU 2016-02 using the optional transition method. The Company has operating leases for certain facilities, equipment and autos. The existing operating leases expire at various dates through 2025, some of which include options to extend for up to five years. The Company measures its lease liability as the present value of the lease payments to be made over the lease term discounted using the Company’s incremental borrowing rate. The Company measures its ROU assets at the amount at which the lease liability is recognized plus initial direct costs incurred or prepayment amounts. The ROU assets are amortized on a straight-line basis over the lease term.

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

The following table provides a summary of leases included on the consolidated balance sheets, consolidated statements of earnings, and consolidated statements of cash flows as of December 31, 2020:

	Consolidated Balance Sheets Line Item	At December 31,
		2020	2019
(in thousands)
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$45,792	$35,436
Liabilities
Operating-current	Accrued expenses and other current liabilities	$9,143	$7,392
Operating-noncurrent	Operating lease liabilities	37,199	27,930
Total operating lease liabilities		$46,342	$35,322
Finance leases
Assets
Property and equipment, gross	Property, plant and equipment, net	$3,569	$3,569
Accumulated amortization	Property, plant and equipment, net	(3,112)	(2,739)
Property and equipment, net	Property, plant and equipment, net	$457	$830
Liabilities
Other current liabilities	Accrued expenses and other current liabilities	$384	$1,125
Other long-term liabilities	Deferred income tax and other long-term liabilities	—	386
Total finance lease liabilities		$384	$1,511

The components of lease expense were as follows:

	Consolidated Statements of Operations Line Item	Years Ended December 31,
(in thousands)		2020	2019
Operating lease cost	General administrative expenses and cost of sales	$9,804	$9,234
Finance lease cost:
Amortization of right-of-use assets	General administrative expenses	864	$872
Interest on lease liabilities	Interest expense, net	30	68
Total finance lease cost		$894	$940

Other information

Supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,306	$8,988
Finance cash flows for finance leases	1,160	1,160
Operating right-of-use assets obtained in exchange for new lease liabilities
Operating leases	20,308	5,920
following is a schedule, by years, of maturities for lease liabilities as of December 31, 2020:

(in thousands)	Operating Leases	Finance Leases
2021	$10,696	$387
2022	8,862	—
2023	6,751	—
2024	5,303	—
2025	5,046	—
Thereafter	19,196	—
Total lease payments	55,854	387
Less: Present value discount	(9,512)	(3)
Total lease liabilities	$46,342	$384

The following table summarizes the Company’s lease terms and discount rates as of December 31, 2020:

	Years Ended December 31,
	2020	2019
Weighted-average remaining lease terms (in years):
Operating leases	7.27	6.54
Finance leases	0.42	1.44
Weighted-average discount rate:
Operating leases	5.29%	5.37%
Finance leases	3.3%	3.23%

12. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2020	2019
Labor related liabilities	$41,188	$41,991
Sales incentives & advertising allowances	42,783	36,595
Accrued cash profit sharing and commissions	15,693	10,210
Sales tax payable and other	16,832	10,175
Dividends payable	9,999	10,146
Accrued profit sharing trust contributions	10,152	9,047
Operating lease - current portion	9,143	7,392
	$145,790	$125,556

13.Debt

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

Amounts borrowed under the Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars as published by the ICE Benchmark Administration Limited, a United Kingdom company, or a comparable or successor quoting service approved by the Agent (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of from 0.80 to 1.65 percent, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.20 to 0.65 percent, as determined on a quarterly basis based on the Company’s leverage ratio. In no event shall the LIBOR Rate be less than 0.25 percent. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described in the preceding clause (a), and will pay market-based fees for commercial letters of credit. The spread applicable to a particular LIBOR Rate loan or base rate loan depends on the consolidated leverage ratio of the Company and its subsidiaries at the time the loan is made. Loans outstanding under the Credit Agreement may be prepaid at any time without penalty except for LIBOR Rate breakage costs and expenses.

In March 2020, the Company borrowed $150.0 million from the Credit Facility to increase its cash position and preserve financial flexibility in light of uncertainty resulting from the COVID-19 outbreak; and subsequently paid down the balance in full by December 2020. As of December 31, 2020, no amounts are outstanding under the Credit Facility.

As of December 31, 2020, in addition to the Credit Facility, certain of the Company’s domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders. Together, all of its credit facilities provide the Company with a total of $303.8 million in revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company and its subsidiaries are required to comply with various affirmative and negative covenants. The covenants include provisions that would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations. The Company was in compliance with its financial covenants under the loan agreement as of December 31, 2020.

The Company incurs interest costs, which include interest, maintenance fees and bank charges. The amount of costs incurred, capitalized, and expensed for the years ended December 31, 2020, 2019 and 2018, consisted of the following:

	Years Ended December 31,
	2020	2019	2018
Interest costs incurred	$2,796	$2,172	$1,224
Less: Interest capitalized	(512)	(144)	(160)
Interest expense	$2,284	$2,028	$1,064

14. Commitments and Contingencies

Purchase Obligations

In addition to the debt and lease obligations described elsewhere in the footnotes, the Company has certain purchase obligations in the ordinary course of business. These purchase obligations are primarily related to the acquisition, construction or expansion of facilities and equipment, and minimum purchase quantities of certain raw materials. The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. As of December 31, 2020, these purchase obligations were $85.7 million, of which $49.2 million is payable in 2021 and the remainder over the following three years. Debt interest obligations include annual facility fees on the Company’s primary line-of-credit facility in the amount of $0.9 million at December 31, 2020.

Employee Relations

As of December 31, 2020, approximately 14% of our employees are represented by labor unions and are covered by collective bargaining agreements in the U.S. The Company has two-facility locations with collective bargaining agreements covering tool and die craftsmen, maintenance workers, and sheet-metal workers. In Stockton, California, two union contracts will expire in September 2023 and June 2023, respectively. Also, the Company has two contracts in San Bernardino County, California that will expire in June 2022 and by the end of March 2021, respectively. Based on current information and subject to future events and circumstances, the Company believes that, even if new agreements are not reached before the existing labor union contracts expire, it is not expected to have a material adverse effect on the Company’s ability to provide products to customers or on the Company’s profitability.

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

15. Income Taxes

The provision for income taxes from operations consisted of the following:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Current
Federal	$42,337	$28,314	$27,410
State	12,571	7,465	9,515
Foreign	4,478	6,039	4,605
Deferred	0
Federal	2,330	3,329	3,179
State	598	805	263
Foreign	250	(1,577)	523
	$62,564	$44,375	$45,495

Income and loss from operations before income taxes for the years ended December 31, 2020, 2019, and 2018, respectively, consisted of the following:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Domestic	$238,320	$163,257	$169,109
Foreign	11,244	15,100	3,019
	$249,564	$178,357	$172,128

At December 31, 2020, the Company had $40.4 million of pre-tax loss carryforwards in various foreign taxing jurisdictions, of which $0.1 million will begin to expire between 2021 and 2022. The remaining tax losses can be carried forward indefinitely.

At December 31, 2020, and 2019, the Company had deferred tax valuation allowances of $11.3 million and $11.6 million, respectively. The valuation allowance decreased $0.3 million and $1.6 million for the years ended December 31, 2020, and December 31, 2019, respectively. The decrease in 2020 valuation allowances was primarily a result of the release of valuation allowance of foreign losses in Simpson Strong-Tie A/S, a subsidiary in Denmark. The decrease in 2019 valuation allowances was primarily a result of the releases of valuation allowance of foreign losses in Simpson Strong-Tie GmbH, a subsidiary of Germany.

The Company has not historically recorded federal income taxes on the undistributed earnings of its foreign subsidiaries because such earnings are reinvested.

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

As of December 31, 2020, the Company asserts that its accumulated undistributed earnings generated by our foreign subsidiaries are permanently reinvested and as such, has not recognized a deferred tax liability on its investment in foreign subsidiaries. The Company will continue to assess its permanent reinvestment assertion on a quarterly basis.

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes for its operations were as follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.2%	3.6%	4.5%
Change in valuation allowance	0.1%	(0.1)%	1.3%
True-up of prior year tax returns to tax provision	(0.4)%	(0.3)%	(1.2)%
Difference between U.S. statutory and foreign local tax rates	0.4%	0.8%	0.5%
Change in uncertain tax position	—%	0.1%	(0.1)%
Other	(0.2)%	(0.2)%	0.4%
Effective income tax rate	25.1%	24.9%	26.4%

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 2020 and 2019, respectively, were as follows:

	December 31,
(in thousands)	2020	2019
Deferred asset taxes
State tax	$1,076	$721
Workers’ compensation	883	828
Health claims	1,207	775
Vacation liability	374	341
Allowance for doubtful accounts	384	324
Inventories	6,108	4,275
Sales incentive and advertising allowances	1,086	1,150
Lease obligations	11,631	8,812
Stock-based compensation	2,148	2,695
Unrealized foreign exchange gain or loss	344	327
Foreign tax credit carryforwards	4,744	4,945
Uncertain tax positions’ unrecognized tax benefits	77	68
Foreign tax loss carry forward	7,717	7,763
Other	—	1,026
	$37,779	$34,050
Less valuation allowances	(11,316)	(11,617)
Total deferred asset taxes	$26,463	$22,433
Deferred tax liabilities
Depreciation	$(12,933)	$(10,416)
Goodwill and other intangibles amortization	(15,642)	(13,737)
Tax effect on cumulative translation adjustment	(568)	(523)
Right of use assets	(11,489)	(8,764)
Other	(247)	—
Total deferred tax liabilities	(40,879)	(33,440)
Total Deferred tax asset/(liability)	$(14,416)	$(11,007)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits in 2020, 2019 and 2018, respectively, was as follows, including foreign translation amounts:

Reconciliation of Unrecognized Tax Benefits	2020	2019	2018
Balance at January 1	$1,706	$1,757	$1,895
Additions based on tax positions related to prior years	78	8	—
Reductions based on tax positions related to prior years	(7)	(30)	(171)
Additions for tax positions of the current year	48	167	100
Lapse of statute of limitations	(657)	(196)	(67)
Balance at December 31	$1,168	$1,706	$1,757

Tax positions of $0.3, $0.2, and $0.1 million are included in the balance of unrecognized tax benefits at December 31, 2020, 2019, and 2018, respectively, which if recognized, would reduce the effective tax rate.

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in accordance with the Company’s historical accounting policy. During the year ended December 31, 2020, and 2019, accrued interest decreased by $108 thousand and $20 thousand, respectively. During the year ended December 31, 2018, accrued interest increased by $5 thousand. The Company had accrued $0.3 million for fiscal year ended 2020, and $0.4 million for each of the fiscal years ended 2019 and 2018, for the potential payment of interest, before income tax benefits. The Company does not expect any material changes in the unrecognized tax benefits within the next 12 months.

At December 31, 2020, the Company remained subject to federal income tax examinations in the U.S. for the tax years 2017 through 2020. In addition, tax years 2015 through 2020 remain open to examination in states, local and foreign jurisdictions.

16. Retirement Plans

The Company has six defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. The Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan (the "Plan") covers U.S. employees and provides for quarterly safe harbor contributions, limited to 3% of the employees' quarterly eligible compensation and for annual discretionary contributions, subject to certain limitations. The discretionary amounts for 2020, 2019 and 2018 were equal to 7% of qualifying salaries or wages of the covered employees. The other five defined contribution plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2020, 2019 and 2018, was $17.7 million, $16.8 million, and $15.8 million, respectively.

We participate in various multiemployer benefit plans that cover some of our employees who are represented by labor unions. We make periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but do not sponsor or administer these plans. We do not participate in any multiemployer benefit plans for which we consider our contributions to be individually significant. If we withdraw from participation in any of these plans, the applicable law would require us to fund our allocable share of the unfunded vested benefits, which is known as a withdrawal liability. As of December 31, 2020, we believe that there was no probable withdrawal liability under the multiemployer benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees.

Our total contribution to various industry-wide, union-sponsored pension funds and a statutorily required pension fund for employees in the U.S. and Europe were $5.1 million for the year ended December 31, 2020 and $4.5 million for the years ended 2019 and 2018, respectively.

17. Related Party Transactions

During 2020, the Company identified certain purchases of goods and services from companies where the Chief Executive Officer of the Company serves as a director on the respective company providing the goods or services. The amount of goods and services purchased by the Company pursuant to these arrangements was not material to the Company’s consolidated statement of income and cash flows for the year ended December 31, 2020.

18. Segment Information

The Company is organized into three reporting segments defined by the regions where the Company’s products are manufactured, marketed and distributed to the Company’s customers. The three regional segments are the North America segment (comprised primarily of the Company’s operations in the U.S. and Canada), the Europe segment and the Asia/Pacific segment (comprised of the Company’s operations in Asia, the South Pacific, and the Middle East). These segments are similar in several ways, including the types of materials used, the production processes, the distribution channels and the product applications.

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

The following table shows certain measurements used by management to assess the performance of the segments described above as of December 31, 2020, 2019 and 2018, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2020
Net sales	$1,101,891	$156,713	$9,341	$—	$1,267,945
Sales to other segments *	613	1,820	7,604	—	10,037
Income from operations	249,252	8,396	308	(5,593)	252,363
Depreciation and amortization	30,218	5,856	1,709	984	38,767
Significant non-cash charges	6,929	1,226	376	4,975	13,506
Provision for income taxes	58,201	3,817	613	(67)	62,564
Capital expenditures, including purchases of intangible assets, and business acquisitions, net of cash acquired	29,937	4,248	705	5,816	40,706
Total assets	1,001,168	198,647	32,754	—	1,232,569

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2019
Net sales	$972,849	$155,144	$8,546	$—	$1,136,539
Sales to other segments *	1,977	2,068	26,764	—	30,809
Income (loss) from operations	176,329	6,817	(731)	(1,161)	181,254
Depreciation and amortization	30,652	5,457	1,698	595	38,402
Significant non-cash charges	5,273	1,141	211	4,157	10,782
Provision for income taxes	40,452	1,934	577	1,412	44,375
Capital expenditures and business acquisitions, net of cash acquired	31,695	8,245	236	—	40,176
Total assets	1,269,545	169,785	30,055	(374,019)	1,095,366

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2018
Net sales	$910,587	$159,027	$9,195	$—	$1,078,809
Sales to other segments *	2,279	1,773	28,292	—	32,344
Income (loss) from operations	168,139	(2,656)	(2,029)	9,171	172,625
Depreciation and amortization	30,505	6,297	1,794	797	39,393
Impairment of goodwill	—	6,686	—	—	6,686
Significant non-cash charges	6,340	1,169	48	3,619	11,176
Provision for (benefit from) income taxes	39,638	2,947	113	2,797	45,495
Capital expenditures and business acquisitions, net of cash acquired	27,059	2,556	1,702	—	31,317
Total assets	1,119,012	157,437	25,644	(280,430)	1,021,663

 * Sales to other segments are eliminated in consolidation.

Cash collected by the Company’s U.S. subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore has been in the total assets of "Administrative & All Other." Cash and cash equivalent balances in "Administrative & All Other" were $199.8 million, $161.4 million and $114.8 million as of December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the Company had $74.6 million, or 27.2%, of its cash and cash equivalents held outside the U.S. in accounts belonging to the Company’s various foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if repatriated to the U.S.

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

The following table shows the geographic distribution of the Company’s net sales and long-lived assets as of December 31, 2020, 2019 and 2018, respectively:

	2020		2019		2018
(in thousands)	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States	$1,045,509	$215,082	$921,703	$210,349	$860,482	$210,063
Canada	52,889	3,059	47,948	1,181	46,874	4,257
United Kingdom	24,290	2,073	26,376	1,683	27,194	1,417
Germany	24,069	11,163	22,357	10,529	22,950	13,221
France	40,672	7,095	39,969	7,010	40,182	7,891
Poland	11,648	2,779	11,826	2,770	10,200	2,794
Sweden	15,241	2,986	13,792	1,762	15,461	1,154
Denmark	11,931	2,445	10,761	2,235	11,682	1,454
Norway	11,138	—	11,238	—	12,324	—
Switzerland	5,246	8,172	5,600	7,781	6,939	8,067
Australia	5,749	134	4,939	110	6,119	199
Belgium	5,311	2,268	5,605	1,913	5,547	1,961
The Netherlands	4,526	61	4,019	93	5,068	81
New Zealand	3,593	167	3,606	166	3,061	111
Chile	3,493	49	3,198	28	3,233	41
Other countries	2,640	9,797	3,602	10,647	1,493	11,635
	$1,267,945	$267,330	$1,136,539	$258,257	$1,078,809	$264,346

Net sales and long-lived assets, excluding intangible assets, are attributable to the country where the sales or manufacturing operations are located.

The Company’s wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls and are used for connecting and strengthening wood-based construction primarily in the residential construction market. Its concrete construction products include adhesives, specialty chemicals, mechanical anchors, carbide drill bits, powder actuated tools and reinforcing fiber materials and are used for restoration, protection or strengthening concrete, masonry and steel construction in residential, industrial, commercial and infrastructure construction. The following table show the distribution of the Company’s net sales by product for the years ended December 31, 2020, 2019 and 2018, respectively:

(in thousands)	2020	2019	2018
Wood Construction	$1,082,877	$948,768	$913,202
Concrete Construction	184,631	187,462	165,317
Other	437	309	290
Total	$1,267,945	$1,136,539	$1,078,809

No customers accounted for as much as 10% of net sales for the years ended 2020, 2019 and 2018.

19. Subsequent Events

On January 22, 2021, the Board of Directors declared a cash dividend of $0.23 per share of our common stock, estimated to be $10.0 million in total. The record date for the dividend will be April 1, 2021, and will be paid on April 22, 2021.

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31, 2020, 2019 and 2018

		Additions
		Charged	Charged
	Balance at	to Costs	to Other		Balance
(in thousands)	Beginning	and	Accounts —		at End
Classification	of Year	Expenses	Write-offs	Deductions	of Year
Year to date December 31, 2020
Allowance for doubtful accounts	$1,935	$(98)	$(273)	$—	$2,110
Allowance for sales discounts	4,748	(182)	—	—	4,566
Allowance for deferred tax assets	11,617	1,166		(1,467)	11,316
Year to date December 31, 2019
Allowance for doubtful accounts	1,364	977	406	—	1,935
Allowance for sales discounts	3,317	1,431	—	—	4,748
Allowance for deferred tax assets	13,254	1,423	—	3,060	11,617
Year to date December 31, 2018
Allowance for doubtful accounts	996	569	201	—	1,364
Allowance for sales discounts	2,956	361	—	—	3,317
Allowance for deferred tax assets	11,114	2,477	—	337	13,254

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. As of December 31, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, as of December 31, 2020, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Grant Thornton LLP, an independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report included in the Company’s Consolidated Financial Statements.

Changes in Internal Control over Financial Reporting. In 2016, we began the process of implementing a fully integrated ERP platform from SAP America, Inc. (“SAP”), as part of a multi-year plan to integrate and upgrade our systems and processes. As of October 1, 2020, SAP became operational in the U.S., the United Kingdom and Ireland. We believe the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

As the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves. For a discussion of risks related to the implementation of new systems, see “Item 1A — Risk Factors". We rely on complex software systems and hosted applications to operate our business, and our business may be disrupted if we are unable to successfully/ efficiently update these systems or convert to new systems in this Annual Report on Form 10-K.

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be contained in the Company’s proxy statement for the 2021 Annual Meeting of Stockholders to be held on Wednesday, May 5, 2021, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2020, which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be contained in the Company’s proxy statement for the 2021 Annual Meeting of Stockholders to be held on Wednesday, May 5, 2021, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2020, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in the Company’s proxy statement for the 2021 Annual Meeting of Stockholders to be held on Wednesday, May 5, 2021, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2020, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in the Company’s proxy statement for the 2021 Annual Meeting of Stockholders to be held on Wednesday, May 5, 2021, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2020, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in the Company’s proxy statement for the 2021 Annual Meeting of Stockholders to be held on Wednesday, May 5, 2021, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2020, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

1.     Consolidated financial statements

The following consolidated financial statements are filed as a part of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2020, and 2019

Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2020, is filed as part of this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts-Years ended December 31, 2020, 2019 and 2018.

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

4.1    Description of Securities Registered under Section 12 of the Exchange Act incorporated by reference to Exhibit 4.1 of Simpson Manufacturing Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

10.4    Third Amendment to Credit Agreement, dated as of May 21, 2020, among the Company, as Borrower, Simpson Strong-Tie Company Inc. and Simpson Strong-Tie International, Inc., as Guarantors, the several financial institutions party to the Agreement, as Lenders, and Well Fargo Bank, National Association, in its separate capacities as Swing Line Lender and L/C Issuer and as Administrative Agent, is incorporated by reference to Exhibit 10.1 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated May 21, 2020.

10.5*    Simpson Manufacturing Co., Inc. Executive Officer Cash Profit Sharing Plan, as amended through March 17, 2017, is incorporated by reference to Exhibit 10.4 of its Annual Report on Form 10-K dated February 28, 2018.
*Management contract or compensatory plan or arrangement.

10.6*    Simpson Manufacturing Co., Inc. Amended and Restated 2011 Incentive Plan is incorporated by reference to Exhibit A of Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 9, 2015.
*Management contract or compensatory plan or arrangement.

10.7*    Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan is incorporated by reference to Exhibit 4.5 of Simpson Manufacturing Co., Inc.’s Registration Statement on Form S-8, File Number 333-173811, dated December 15, 2015.
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

10.10*Form of Simpson Manufacturing Co., Inc. Time Based Restricted Stock Unit Agreement is filed herewith.
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

23    Consent of Grant Thornton LLP is filed herewith.

31.1    Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification is filed herewith.

31.2    Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification is filed herewith.

32.    Section 1350 Certifications are furnished herewith.

101    Financial statements from the annual report on Form 10-K of Simpson Manufacturing Co., Inc. for the year ended December 31, 2020, formatted in XBRL, are filed herewith and include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statement of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104    Cover Page Interactive Data File (embedded within the Inline XBRL document).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 25, 2021		Simpson Manufacturing Co., Inc.
(Registrant)
		By	/s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
and Duly Authorized Officer
of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/Karen Colonias	President, Chief Executive	February 25, 2021
(Karen Colonias)	Officer and Director
(principal executive officer)

Chief Financial Officer:

/s/Brian J. Magstadt	Chief Financial Officer and Treasurer	February 25, 2021
(Brian J. Magstadt)	(principal accounting and financial officer)

Directors:

/s/James S. Andrasick	Chairman of the Board and Director	February 25, 2021
(James S. Andrasick)

/s/Michael A. Bless	Director	February 25, 2021
(Michael A. Bless)

/s/Jennifer A. Chatman	Director	February 25, 2021
(Jennifer A. Chatman)

/s/Gary M. Cusumano	Director	February 25, 2021
(Gary M. Cusumano)

/s/Celeste Volz Ford	Director	February 25, 2021
(Celeste Volz Ford)

/s/Robin G. MacGillivray	Director	February 25, 2021
(Robin G. MacGillivray)

/s/Philip E. Donaldson	Director	February 25, 2021
(Philip E. Donaldson)