Form 10-Q
period 2021-03-31
Simpson Manufacturing Co., Inc.
filed 2021-05-06
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

The number of shares of the registrant’s common stock outstanding as of May 3, 2021:43,430,766

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	March 31,		December 31,
	2021	2020	2020
ASSETS
Current assets
Cash and cash equivalents	$257,428	$301,741	$274,639
Trade accounts receivable, net	227,201	168,736	165,128
Inventories	296,640	255,720	283,742
Other current assets	37,732	25,786	29,630
Total current assets	819,001	751,983	753,139

Property, plant and equipment, net	255,684	246,941	255,184
Operating lease right-of-use assets	44,236	33,725	45,792
Goodwill	133,477	131,599	135,844
Intangible assets, net	25,059	23,454	26,800
Other noncurrent assets	17,270	10,546	15,810
Total assets	$1,294,727	$1,198,248	$1,232,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$66,236	$44,505	$48,271
Accrued liabilities and other current liabilities	158,578	118,346	145,790
Total current liabilities	224,814	162,851	194,061
Operating lease liabilities	35,810	26,084	37,199
Long term debt, net of current portion	—	150,000	—
Deferred income tax and other long-term liabilities	19,594	17,719	20,366
Total liabilities	280,218	356,654	251,626
Commitments and contingencies (see Note 13)
Stockholders’ equity
Common stock, at par value	435	444	433
Additional paid-in capital	285,896	272,872	284,007
Retained earnings	760,862	672,485	720,441
Treasury stock	(13,510)	(72,058)	(13,510)
Accumulated other comprehensive loss	(19,174)	(32,149)	(10,428)
Total stockholders’ equity	1,014,509	841,594	980,943
Total liabilities and stockholders’ equity	$1,294,727	$1,198,248	$1,232,569

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$347,642	$283,668
Cost of sales	185,360	154,002
Gross profit	162,282	129,666
Operating expenses:
Research and development and other engineering	14,591	13,382
Selling	30,823	28,527
General and administrative	48,565	38,471
Total operating expenses	93,979	80,380
Net gain on disposal of assets	(80)	(64)
Income from operations	68,383	49,350
Interest expense, net and other	(1,778)	(2,533)
Income before taxes	66,605	46,817
Provision for income taxes	16,218	9,991
Net income	$50,387	$36,826
Other comprehensive income
Translation adjustment	(9,264)	(7,593)
Unamortized pension adjustments	492	273
Unrealized gains on derivative instruments	26	—
Comprehensive net income	$41,641	$29,506

Net income per common share:
Basic	$1.16	$0.84
Diluted	$1.16	$0.83

Number of shares outstanding
Basic	43,379	44,099
Diluted	43,612	44,286

Cash dividends declared per common share	$0.23	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data)

Three Months Ended March 31, 2021 and 2020 (unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2020	43,326	$433	$284,007	$720,441	$(10,428)	$(13,510)	$980,943
Net income	—	—	—	50,387	—	—	50,387
Translation adjustment, net of tax	—	—	—	—	(9,264)	—	(9,264)
Pension adjustment and other, net of tax	—	—	—	—	492	—	492
Unrealized gains on derivative instruments					26		26
Stock-based compensation	—	—	6,462	—	—	—	6,462
Shares issued from release of Restricted Stock Units	97	1	(5,264)	—	—	—	(5,263)
Cash dividends declared on common stock, $0.23 per share	—	—	—	(9,966)	—	—	(9,966)
Common stock issued at $93.45 per share for stock bonus	7	1	691	—	—	—	692
Balance at March 31, 2021	43,430	$435	$285,896	$760,862	$(19,174)	$(13,510)	$1,014,509

Balance at December 31, 2019	44,209	$442	$280,216	$645,507	$(24,829)	$(9,379)	$891,957
Net income	—	—	—	36,826	—	—	36,826
Translation adjustment and other, net of tax	—	—	—	—	(7,593)	—	(7,593)
Pension adjustment, net of tax	—	—	—	—	273	—	273
Stock-based compensation	—	—	33	—	—	—	33
Shares issued from release of Restricted Stock Units	153	2	(7,699)	—	—	—	(7,697)
Repurchase of common stock	(902)	—	—	—	—	(62,679)	(62,679)
Cash dividends declared on common stock, $0.23 per share	—	—	—	(9,848)	—	—	(9,848)
Common stock issued at $80.38 per share for stock bonus	4	—	322	—	—	—	322
Balance, at March 31, 2020	43,464	$444	$272,872	$672,485	$(32,149)	$(72,058)	$841,594

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net income	$50,387	$36,826
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(gain) on sale of assets and other	333	(58)
Depreciation and amortization	11,225	9,734
Noncash lease expense	2,393	1,997
Deferred income taxes	314	1,430
Noncash compensation related to stock plans	6,542	277
Provision of doubtful accounts	(215)	721
Changes in operating assets and liabilities:
Trade accounts receivable	(62,660)	(32,161)
Inventories	(14,750)	(5,962)
Trade accounts payable	17,301	11,018
Other current assets	(14,109)	(6,821)
Accrued liabilities and other current liabilities	22,126	(4,927)
Other noncurrent assets and liabilities	(1,054)	651
Net cash provided by operating activities	17,833	12,725
Cash flows from investing activities
Capital expenditures	(10,505)	(6,795)
Invest in equity investments	(5,329)	—
Proceeds from sale of property and equipment	105	561
Net cash used in investing activities	(15,729)	(6,234)
Cash flows from financing activities
Repurchase of common stock	—	(62,679)
Proceeds from lines of credit	—	154,529
Repayments of lines of credit and capital leases	(192)	(5,415)
Dividends paid	(9,967)	(10,169)
Cash paid on behalf of employees for shares withheld	(5,263)	(7,699)
Net cash used by in financing activities	(15,422)	68,567
Effect of exchange rate changes on cash and cash equivalents	(3,893)	(3,527)
Net (decrease) increase in cash and cash equivalents	(17,211)	71,531
Cash and cash equivalents at beginning of period	274,639	230,210
Cash and cash equivalents at end of period	$257,428	$301,741
Noncash activity during the period
Noncash capital expenditures	$1,526	$289
Dividends declared but not paid	9,967	10,204
Issuance of Company’s common stock for compensation	692	322

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

Interim Reporting Period

The accompanying unaudited quarterly condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by GAAP have been condensed or omitted. These interim statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”).

The unaudited quarterly condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial information set forth therein in accordance with GAAP. Certain prior period amounts in the condensed consolidated financial statements and the accompanying notes have been reclassified to conform to the current period’s presentation. The year-end condensed consolidated balance sheet data provided herein were derived from audited financial statements included in the 2020 Form 10-K, but do not include all disclosures required by GAAP. The Company’s quarterly results fluctuate. As a result, the Company believes the results of operations for this interim period presented are not indicative of the results to be expected for any future periods.

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

Net Income Per Common Share

The Company calculates net income per common share based on the weighted-average number of shares of the Company's common stock outstanding during the period. Potentially dilutive securities are included in the diluted per-share calculations using the treasury stock method for all periods when the effect is dilutive.
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

Accounting for Stock-Based Compensation

The Company recognizes stock-based compensation expense related to the estimated fair value of restricted stock awards on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term of four years. Stock-based expense related to performance share grants are measured based on grant date fair value and expensed on a graded basis over the service period of the awards, which is generally a performance period of three years. The performance conditions are based on the Company's achievement of revenue growth and return on invested capital over the performance period, and are evaluated for the probability of vesting at each reporting period end with changes in expected results recognized as an adjustment to expense. The assumptions used to calculate the fair value of restricted stock grants are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Fair Value of Financial Instruments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified under a three-tier fair valuation hierarchy based on the observability of the inputs available in the market: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The carrying amounts of trade accounts receivable, accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions and equity investment are classified as Level 3 within the fair value hierarchy as it is based on unobserved inputs such as management estimates and entity-specific assumptions and is evaluated on an ongoing basis. The fair value of foreign currency forward contracts, calculated based on Level 1 inputs, was not material as of March 31, 2021.

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

Cash and Cash Equivalents

The Company classifies investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. As of March 31, 2021 and 2020, the value of these investments were $28.2 million and $0.1 million, respectively, consisting of U.S. Treasury securities and money market funds. The value of the investments is based on cost, which approximates fair value based on Level 1 inputs.

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

The changes in the allowance for doubtful accounts receivable for the year ended March 31, 2021 are outlined in the table below:

	Balance at	Amounts		Balance at
(in thousands)	December 31, 2020	Charged to Expense	Write-Offs[1]	March 31, 2021

Allowance for Doubtful Accounts	$2,110	(215)	119	$1,776
1Amount is net of recoveries and the effect of foreign currency fluctuations for the year ended March 31, 2021.

Income Taxes

The Company uses an estimated annual tax rate to measure the tax benefit or tax expense recognized in each interim period.

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting in response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on December 31, 2021. The ASU allows the option to account for and present a modification that meets the scope of the standard as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination required under the relevant topic or subtopic. Generally, the ASU allows hedge accounting to continue if the hedge was highly effective or met other standards prior to reference rate reform. Entities are permitted to apply the amendments to all contracts, cash flow and net investment hedge relationships that exist as of March 12, 2020. The relief provided in this ASU is only available for a limited time, generally through December 31, 2022. The Company's Credit Facility maturing on July 23, 2022 bears interest using LIBOR plus an applicable margin. We do not expect a material impact to our consolidated operating results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates, but we will continue to monitor the impact of this transition until it is completed.

All issued and effective accounting standards during the first quarter of 2021 were determined to be not relevant or material to the Company.

2.    Revenue from Contracts with Customers

Disaggregated revenue

The Company disaggregates net sales into the following major product groups as described in the footnote for segment information included in these interim financial statements under Note 14.

Wood Construction Products Revenue. Wood construction products represented 87% and 86% of total net sales in the three months ended March 31, 2021 and 2020, respectively.

Concrete Construction Products Revenue. Concrete construction products represented 13% and 14% of total net sales in the three months ended March 31, 2021 and 2020, respectively.

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

Reconciliation of contract balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of March 31, 2021, the Company had no contract assets or contract liabilities from contracts with customers.

3.    Net Income Per Share

The following table reconciles basic net income per share of the Company's common stock to diluted net income per share for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Net income available to common stockholders	$50,387	$36,826
Basic weighted-average shares outstanding	43,379	44,099
Dilutive effect of potential common stock equivalents — restricted stock units	233	187
Diluted weighted-average shares outstanding	43,612	44,286
Net income per common share:
Basic	$1.16	$0.84
Diluted	$1.16	$0.83

4.    Stockholders' Equity

Treasury Shares

As of March 31, 2021, the Company held 150,974 shares of its common stock as treasury shares.

5.    Stock-Based Compensation

The Company allocates stock-based compensation expense related to equity plans for employees and non-employee directors among the cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. The Company recognized stock-based compensation expense related to its equity plans for employees of $6.5 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. The $6.2 million increase in stock-based compensation expense was due to the reevaluation of the expected performance conditions and updated expected vesting during the first quarter of 2021 compared to the first quarter of 2020.

During the three months ended March 31, 2021, the Company granted 133,424 restricted stock units ("RSUs") to the Company's employees, including officers at an estimated weighted average fair value of $100.26 per share based on the closing price (adjusted for the present value of dividends) of the Company's common stock on the grant date. The RSUs granted to the Company's employees may be performance-based and/or time-based. Certain performance-based RSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the RSU agreement over a cumulative three-year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time-based RSUs that are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year vesting-term of the award.

As of March 31, 2021, the Company's aggregate unamortized stock compensation expense was approximately $24.0 million, is expected to be recognized in expense over a weighted-average period of 2.6 years.

6.    Trade Accounts Receivable, Net

Trade accounts receivable at the dates indicated consisted of the following:

	At March 31,		At December 31,
(in thousands)	2021	2020	2020
Trade accounts receivable	$232,646	$174,853	$170,001
Allowance for doubtful accounts	(1,776)	(2,761)	(2,110)
Allowance for sales discounts and returns	(3,669)	(3,356)	(2,763)
	$227,201	$168,736	$165,128

7.    Inventories

Inventories at the dates indicated consisted of the following:

	At March 31,		At December 31,
(in thousands)	2021	2020	2020
Raw materials	$94,340	$89,903	$95,777
In-process products	22,678	19,464	21,803
Finished products	179,622	146,353	166,162
	$296,640	$255,720	$283,742

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

The Company sources certain materials for its concrete products from a wholly owned subsidiary in China, and as a result is exposed to variability in cash outflows associated with changes in the foreign exchange rate between the U.S. Dollar and the Chinese Yuan (CNY). As of March 31, 2021, the aggregate notional amount of the Company's outstanding foreign currency derivative contracts was to buy CNY62.2 million by selling $9.1 million throughout fiscal 2021. These forward contracts are accounted for as cash flow hedges under the accounting standards, and fair value is included in other current assets or other current liabilities, as applicable, in the consolidated balance sheet was $0.4 million.

Net deferred gains and losses on these contracts relating to changes in fair value are included in accumulated other comprehensive loss ("OCI"), a component of shareholders' equity in the consolidated balance sheets, and are reclassified into the line item in the consolidated statement of income in which the hedged items are recorded in the same period the hedged item affects earnings. There were no amounts recognized for gains or losses on these contracts during the quarter ended March 31, 2021. Changes in fair value of any forward contracts that are determined to be ineffective are immediately reclassified from OCI into earnings. The amounts deferred in OCI are expected to be recognized as a component of cost of sales in the consolidated statement of operations from 2021 to 2022. There were no amounts recognized due to ineffectiveness during the quarter ended March 31, 2021.

9.    Property, Plant and Equipment, Net

Property, plant and equipment, net, at the dates indicated consisted of the following:

	At March 31,		At December 31,
(in thousands)	2021	2020	2020
Land	$28,280	$27,964	$28,553
Buildings and site improvements	201,283	193,971	203,421
Leasehold improvements	7,023	4,832	7,091
Machinery, equipment, and software	385,195	354,931	372,923
	621,781	581,698	611,988
Less accumulated depreciation and amortization	(382,907)	(351,776)	(377,460)
	238,874	229,922	234,528
Capital projects in progress	16,810	17,019	20,656
	$255,684	$246,941	$255,184

10.    Goodwill and Intangible Assets, Net

Goodwill at the dates indicated was as follows:

	At March 31,		At December 31,
(in thousands)	2021	2020	2020
North America	$96,340	$95,988	$96,311
Europe	35,684	34,445	38,059
Asia/Pacific	1,453	1,166	1,474
Total	$133,477	$131,599	$135,844

Intangible assets, net, at the dates indicated were as follows:

	At March 31, 2021
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$40,785	$(23,724)	$17,061
Europe	26,347	(18,349)	7,998
Total	$67,132	$(42,073)	$25,059

	At March 31, 2020
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$33,755	$(20,039)	$13,716
Europe	25,410	(15,672)	9,738
Total	$59,165	$(35,711)	$23,454

	At December 31, 2020
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$40,786	$(22,697)	$18,089
Europe	26,341	(17,630)	8,711
Total	$67,127	$(40,327)	$26,800

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization expense of definite-lived intangible assets was $1.7 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 6.3 years.

The only indefinite-lived intangible asset, consisting of a trade name, totaled $0.6 million at March 31, 2021.

At March 31, 2021, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)

Remaining nine months of 2021	$4,619
2022	4,223
2023	3,390
2024	2,343
2025	2,086
2026	1,483
Thereafter	6,300
$24,444

The changes in the carrying amount of goodwill and intangible assets for the three months ended March 31, 2021, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2020	$135,844	$26,800
Reclassifications	(106)	348
Amortization	—	(1,746)
Foreign exchange	(2,261)	(343)
Balance at March 31, 2021	$133,477	$25,059

11.    Leases

Operating Lease and Finance Obligations

The Company has operating leases for certain facilities, equipment and autos. The existing operating leases expire at various dates through 2025, some of which include options to extend the leases for up to 5 years. The Company measured the lease liability at the present value of the lease payments to be made over the lease term. The lease payments are discounted using the Company's incremental borrowing rate. The Company measured the right-of-use assets ("ROU") assets at the amount at which the lease liability is recognized plus initial direct costs incurred or prepayment amounts. The ROU assets are amortized on a straight-line basis over the lease term.

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

The following table provides a summary of leases included on the condensed consolidated balance sheets March 31, 2021, 2020 and December 31, 2020, condensed consolidated statements of earnings, and condensed consolidated statements of cash flows as of the three months and three months ended March 31, 2021 and 2020:

	Condensed Consolidated Balance Sheets Line Item	March 31,		December 31,
(in thousands)		2021	2020	2020
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$44,236	$33,725	$45,792
Liabilities
Operating - current	Accrued expenses and other current liabilities	$8,941	$7,603	$9,143
Operating - noncurrent	Operating lease liabilities	35,810	26,084	37,199
Total operating lease liabilities		$44,751	$33,687	$46,342

Finance leases
Assets
Property and equipment, gross	Property, plant and equipment, net	$3,569	$3,566	$3,569
Accumulated amortization	Property, plant and equipment, net	(3,188)	(2,903)	(3,112)
Property and equipment, net	Property, plant and equipment, net	$381	$663	$457
Liabilities
Other current liabilities	Accrued expenses and other current liabilities	$193	$1,125	$384
Other long-term liabilities	Deferred income tax and other long-term liabilities	—	6	—
Total finance lease liabilities		$193	$1,131	$384

The components of lease expense were as follows:

	Condensed Consolidated Statements of Operations Line Item	Three Months Ended March 31,
(in thousands)		2021	2020
Operating lease cost	General administrative expenses and cost of sales	$2,859	$2,492

Finance lease cost:
Amortization of right-of-use assets	General administrative expenses	$216	$218
Interest on lease liabilities	Interest expense, net	2	11
Total finance lease		$218	$229

Other information

Supplemental cash flow information related to leases as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,805	$2,418
Finance cash flows for finance leases	290	290

Operating right-of-use assets obtained in exchange for lease obligations during the current period	786	2,068
The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2021:

(in thousands)	Finance Leases	Operating Leases
Remaining nine months of 2021	$193	$8,089
2022	—	9,102
2023	—	6,994
2024	—	5,449
2025	—	5,046
Thereafter	—	19,066
Total lease payments	193	53,746
Less: Present value discount	—	(8,995)
Total lease liabilities	$193	$44,751

The following table summarizes the Company's lease terms and discount rates as of March 31, 2021 and 2020:

Weighted-average remaining lease terms (in years):	2021	2020
Operating leases	7.13	6.38
Finance leases	0.25	1.19
Weighted-average discount rate:
Operating leases	5.28%	5.36%
Finance leases	3.50%	3.24%

12.    Debt

As previously disclosed, the Company's primary credit facility is the $300.0 million revolving line of credit (the "Credit Facility") with Wells Fargo Bank. In addition to the Credit Facility, certain of the Company’s domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders. Together, these credit facilities provide the Company with a total of $304.0 million in revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles. There were no outstanding balances as of March 31, 2021 and December 31, 2020. There was $150.2 million outstanding balance as of March 31, 2020.

The Company was in compliance with its financial covenants under the loan agreement as of March 31, 2021.

13.    Commitments and Contingencies

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

Gentry Homes, Ltd. v. Simpson Strong-Tie Company Inc., et al., Case No. 17-cv-00566, was filed in a federal district court in Hawaii against Simpson Strong-Tie Company Inc. and the Company on November 20, 2017. The Gentry case is a product of a previous state court class action, Nishimura v. Gentry Homes, Ltd., et al., Civil No. 11-1-1522-07, which is now closed. The Nishimura case concerned alleged corrosion of the Company’s galvanized “hurricane straps” and mudsill anchor products used in a residential project in Ewa by Gentry, Honolulu, Hawaii. In the Nishimura case, the plaintiff homeowners and the developer, Gentry Homes, Ltd. (“Gentry”), arbitrated their dispute and agreed on a settlement in the amount of approximately $90 million. In the subsequent Gentry case, Gentry alleges breach of warranty and negligent misrepresentation by the Company related to its “hurricane strap” and mudsill anchor products. At this time, the Company and the plaintiffs have reached a settlement in principle and are currently negotiating a definitive written agreement memorializing the settlement. Should the parties be unable to reach an accord on terms of the written agreement, further negotiations may take place that could result in a different settlement, or the case may continue on to trial. Based on the facts currently known, and subject to future events and circumstances, the Company believes that all or part of the damages for the claims brought against it in the Gentry case may be covered by its insurance policies.

14.    Segment Information

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

The following tables illustrate certain measurements used by management to assess the performance of its reportable segments as of or for the following periods:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net Sales
North America	$300,564	$249,050
Europe	44,296	32,732
Asia/Pacific	2,782	1,886
Total	$347,642	$283,668
Sales to Other Segments*
North America	$696	$640
Europe	1,609	1,254
Asia/Pacific	8,527	4,813
Total	$10,832	$6,707
Income (Loss) from Operations
North America	$69,410	$53,561
Europe	2,291	(1,670)
Asia/Pacific	425	(604)
Administrative and all other	(3,743)	(1,937)
Total	$68,383	$49,350

*    Sales to other segments are eliminated in consolidation.

			At
	At March 31,		December 31,
(in thousands)	2021	2020	2020
Total Assets
North America	$1,125,887	$1,153,775	$1,059,967
Europe	198,363	163,476	198,647
Asia/Pacific	31,831	27,919	32,754
Administrative and all other	(61,354)	(146,922)	(58,799)
Total	$1,294,727	$1,198,248	$1,232,569

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $183.2 million, $248.7 million, and $199.8 million, as of March 31, 2021 and 2020, and December 31, 2020, respectively. Total "Administrative and all other" assets are net of inter-segment due to and from accounts eliminated in consolidation.

While the Company manages its business by geographic segment, the following table illustrates the distribution of the Company’s net sales by product group as additional information for the following periods:

	Three Months Ended March 31,
(in thousands)	2021	2020

Wood construction products	$301,578	$242,520
Concrete construction products	45,523	41,012
Other	541	136
Total	$347,642	$283,668

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

15.    Subsequent Events

On May 4, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share, estimated to be $10.9 million in total. The dividend will be payable on July 22, 2021, to the Company's stockholders of record on July 1, 2021.

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

Forward-looking statements are subject to inherent uncertainties, risk and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in our forward looking statements include, among others, those discussed under the Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Form 10-K. Additional risks include: the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies, such as the recent outbreak of coronavirus disease 2019 (COVID-19); volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; and reliance on employees subject to collective bargaining agreements.

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

At our March 23, 2021 virtual analyst and investor day, we unveiled several key growth initiatives that we believe will help us continue our track record of above market growth through a combination of organic and inorganic opportunities. Our organic opportunities are focused on expansion into new markets within our core competencies of wood and concrete products. These growth initiatives will focus on the original equipment manufacturers, repair and remodel or do-it-yourself, mass timber, concrete and structural steel markets.

In order to grow in these markets, we aspire to be among the leaders in engineered load-rated construction building products and systems and customer-facing technology while leveraging our engineering expertise, deep-rooted relationships with top builders, engineers, contractors, code officials and distributors, along with our ongoing commitment to testing, research and innovation. Importantly, we currently have existing products, testing results, distribution and manufacturing capabilities for all five of our growth initiatives. It is also important to note that these initiatives are all currently in different stages of development. Our successful growth in these areas will ultimately be a function of expanding our sales and/or marketing functions to promote our products to different end users and distribution channels, expanding our customer base, and potentially introducing new products in the future.

Also during the virtual analyst and investor day, we highlighted our Five-year Ambitions, which are as follows:

1.strengthen our values-based culture;
2.be the business partner of choice;
3.strive to be an innovative leader in our product categories;
4.continue above market growth relative to the U.S. housing starts;
5.remain within the top quartile of our proxy peers for operating income margins; and
6.remain in the top quartile of our proxy peers for return on invested capital.

As with our growth initiatives, further updates will be forthcoming related to material developments with our Five-year Ambitions.

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a worldwide pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. As of April 30, 2021, the virus continues to spread and has had a significant impact on worldwide economic activity and on macroeconomic conditions. Vaccines are available in various countries and distribution of the vaccine also varies by country and in the U.S. by state. The duration and severity of its effects are still unknown.

Government authorities in the countries and states where we operate have issued various and differing shelter in place, stay at home, social distancing guidelines and other measures in response to the COVID-19 pandemic. In many of those locations our operations are classified as an essential business and we continue to operate our business in compliance with applicable state and local laws and are observing recommended CDC guidelines to minimize the risk of spreading the COVID-19 virus. We have undertaken numerous steps and instituted additional precautions to protect our employees, suppliers and customers, as their safety and well-being is one of our top priorities, and to comply with health and safety guidelines, including enhanced deep cleaning, staggered shifts, temperature checking, use of face masks, practicing social distancing and limiting non-employees at our locations, amongst other safety related policies and procedures. Many of our office workers in our manufacturing and distribution facilities, as well as the corporate headquarters, continue to work remotely, where possible

The Company’s management team continues to monitor and manage its ability to operate effectively and, to date, the Company has not experienced any significant disruptions within its supply chain. Our supply chain partners have been very supportive and continue to do their part to ensure that service levels to our customers remain strong and, to date, we have not experienced any supply-chain disruptions related to COVID-19 and have been able to meet our customers’ needs. We will continue to communicate with our supply chain partners to identify and mitigate risk and to manage inventory levels.

In response to the COVID-19 pandemic the Company proactively took measures to maintain and preserve its strong financial position and flexibility. Based on updated expectations, the Company resumed hiring to meet increased demand levels that it has experienced. The Crisis Management Team, which includes members of senior management, meets regularly to review and assess the status of the Company's operations and the health and safety of its employees. Notwithstanding the Company's continued efforts, as the COVID-19 pandemic continues, health concern risks remain, and we cannot predict whether we or any of our suppliers will experience disruptions, or how long such disruptions would last. It also remains unclear how various national, state, and local governments will react if the distribution of vaccines is slower than expected or new variants of the virus become more dominant.

A significant portion of the Company's total product sales is dependent on U.S. housing starts and its business, financial condition, and results of operations depends significantly on the level of housing and residential construction activity. We anticipated previously that housing starts would continue to grow at slow pace as in prior years. However, single-family housing starts increased significantly from prior-year's level of starts. The return of Lowe's and a strong home repair and remodel market also contributed to increased demand and a significant increase in sales during the first quarter of 2021 compared to the 2020. While we believe demand will remain strong in the short-term, and factoring in recently announced sales price increases, will result in higher net sales in future periods. However, our sales in the first quarter 2021 and a significant portion of 2020 were positively impacted by the return of Lowe's. The remaining quarters of this fiscal year and the comparable periods of 2020 will include the return of Lowes and, as a result, we don't think sales volumes for the remainder of 2021 will grow at the same year-over-year rate as the first quarter of 2021 compared to the first quarter of 2020. In the short-term, operating profits are expected to improve on increased selling prices and lower average material costs as higher costs of raw material purchases are absorbed into current product costs. However, increased steel costs, product sourcing logistic complications and potential increases in US income tax rates could result in lower operating and net income margins by the end of 2021.

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

Our sales also tend to be seasonal, with operating results varying from quarter to quarter. With some exceptions, our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year, as our customers tend to purchase construction materials in the late spring and summer months for the construction season. Weather conditions, such as extended cold or wet weather, which affect and sometimes delay installation of some of our products, could negatively affect our results of operations. Political, economic events such as tariffs and the possibility of additional tariffs on imported raw materials or finished goods or such as labor disputes can also have an effect on our gross and operating profits as well as the amount of inventory on-hand. Our operations can also be affected by a volatile steel market. Changes in raw material cost could negatively affect our gross profit margins depending on the timing of raw material purchases or how much sales prices can be increased to offset higher raw material costs.

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

We went live with our first wave of the SAP implementation project in February of 2018, and completed implementation at our North America operations in 2021. We expect to complete the company-wide SAP implementation during 2022. Meeting the goal is highly dependent on the lifting of current travel restrictions, which are the result of the COVID-19 pandemic. While we believe the SAP implementation will be beneficial to the Company over time, annual operating expenses have and are expected to continue to increase through 2024 as a result of the SAP implementation, primarily due to increases in training costs and the depreciation of previously capitalized costs.

Business Segment Information

Historically our North America segment has generated more revenues from wood construction products compared to concrete construction products. During the first three months of 2021, the return of Lowe's, favorable weather, increased home improvement activity and increased housing starts resulted in higher sales volumes over the same time period of 2020. Our wood construction product net sales increased 22.4% for the quarter ended March 31, 2021 compared to March 31, 2020, primarily due to increased sales volumes in connection with the return of Lowe's and increased housing starts and repair and remodel activity, which resulted in increased sales to some of our other distribution channels. Our concrete construction product net sales increased 9.6% for the quarter ended March 31, 2021 compared to March 31, 2020, primarily due to higher sales volumes. Operating profits increased due to higher sales, lower cost of goods sold, mostly due to lower labor and factory costs, partly offset by higher operating expenses including primarily stock-based compensation expense. If current economic conditions continue and factoring in recently announced sales price increases, we believe North America operating margins could be higher in 2021 compared to 2020. However, increased steel costs and product sourcing complications could result in lower operating margins towards the end of 2021 or early 2022.

Our Europe segment also generates more revenues from wood construction products than concrete construction products. Europe net sales increased for the quarter ended March 31, 2021 compared to March 31, 2020, primarily due to higher sales volumes in local currency and were positively affected by approximately $3.6 million in foreign currency translation related to Europe's currencies strengthening against the United States dollar. Wood construction product sales increased 37.8% for the quarter ended March 31, 2021 compared to March 31, 2020. Concrete construction product sales are mostly project based, and net sales increased 20.6% for the quarter ended March 31, 2021 compared to March 31, 2020. Gross margins increased, mostly due to lower factory, warehouse and shipping costs, partly offset by higher material costs. Operating expenses increased, primarily due to higher cash profit sharing and stock-based compensation expense. If current economic conditions continue and factoring in recently announced sales price increases, we believe Europe operating margins could be higher in 2021 compared to 2020. However, increased steel costs and product sourcing complications could offset sales price increases, negatively affecting operating margins towards the end of 2021 or early 2022.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

Business Outlook

On February 8, 2021, the Company provided a full-year outlook. The Company is updating its full year outlook, primarily reflecting one quarter of actual results, as well as improved visibility on the progression of pandemic-related restrictions and the impact of those restrictions on the Company’s operations. Based on business trends and conditions as of today, April 26, the Company's outlook for the full fiscal year ending December 31, 2021 is as follows:

•Operating margin is estimated to be in the range of 19.5% to 22.0%.

•The effective tax rate is estimated to be in the range of 25.0% to 26.0%, including both federal and state income tax rates.

•Capital expenditures are estimated to be in the range of $50 million to $55 million.

Results of Operations for the Three Months Ended March 31, 2021, Compared with the Three Months Ended March 31, 2020

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended March 31, 2021, against the results of operations for the three months ended March 31, 2020. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended March 31, 2020 and the three months ended March 31, 2021.

First Quarter 2021 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the three months ended March 31, 2021, from the three months ended March 31, 2020, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	March 31,	North		Asia/	Admin &	March 31,
(in thousands)	2020	America	Europe	Pacific	All Other	2021
Net sales	$283,668	$51,514	$11,564	$896	$—	$347,642
Cost of sales	154,002	24,479	7,015	(181)	45	185,360
Gross profit	129,666	$27,035	$4,549	$1,077	(45)	162,282
Research and development and other engineering expense	13,382	1,104	54	51	—	14,591
Selling expense	28,527	2,090	139	65	2	30,823
General and administrative expense	38,471	7,951	378	6	1,759	48,565
Total operating expenses	80,380	11,145	571	122	1,761	93,979
Net loss (gain) on disposal of assets	(64)	41	17	(74)	—	(80)
Income from operations	49,350	15,849	3,961	1,029	(1,806)	68,383
Interest income (expense), net and other	(2,533)	(383)	1,735	83	(680)	(1,778)
Income before income taxes	46,817	15,466	5,696	1,112	(2,486)	66,605
Provision for income taxes	9,991	5,640	891	203	(507)	16,218
Net income	$36,826	$9,826	$4,805	$909	$(1,979)	$50,387

Net sales increased 22.6% to $347.6 million from $283.7 million primarily due to increases in sales volumes. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 86.7% and 85.5% of the Company's total net sales in the first quarters of 2021 and 2020, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 13.1% and 14.5% of the Company's total net sales in the first quarters of 2021 and 2020, respectively.

Gross profit increased 25.2% to $162.3 million from $129.7 million. Gross margins increased to 46.7% from 45.7%, primarily due to lower factory and labor, partly offset by higher material costs each as a percentage of net sales. Gross margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, increased to 46.6% from 45.3% for wood construction products and decreased to 42.5% from 44.2% for concrete construction products, respectively.

Research and development and engineering expense increased 9.0% to $14.6 million from $13.4 million, primarily due to increases of $0.6 million in personnel costs, $0.3 million in professional fees and $0.2 million in patent expense, partly offset by $0.2 million reduction in travel-associated costs.

Selling expense increased 8.0% to $30.8 million from $28.5 million, primarily due to increases of $1.5 million in stock-based compensation, $0.9 million in personnel costs, and $0.8 million in professional fees, partly offset by decreases of $0.8 million in travel–associated expenses.

General and administrative expense increased 26.2% to $48.6 million from $38.5 million, primarily due to increases of $5.0 million in stock-based compensation expense, $2.4 million in professional fees, $2.1 million in personnel costs, and $0.9 million in amortization and depreciation expense, partly offset by a decrease of $0.7 million in travel–associated expenses. Included in general and administrative expense are SAP implementation and support costs of $3.3 million, which increased $0.7 million from the prior quarter.

Our effective income tax rate increased to 24.3% from 21.3%, primarily due to lower windfall tax benefits on the vesting of restricted stock units during the first quarter of 2021 compared to 2020.

Consolidated net income was $50.4 million compared to $36.8 million. Diluted net income per common share was $1.16 compared to $0.83.

Net sales

The following table represents net sales by segment for the three-month periods ended March 31, 2021 and 2020, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
March 31, 2020	$249,050	$32,732	$1,886	$283,668
March 31, 2021	300,564	44,296	2,782	347,642
Increase	$51,514	$11,564	$896	$63,974
Percentage increase	20.7%	35.3%	47.5%	22.6%

The following table represents segment net sales as percentages of total net sales for the three-month periods ended March 31, 2021 and 2020, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2020 net sales	88%	12%	—%	100%
Percentage of total 2021 net sales	87%	13%	—%	100%

Gross profit

The following table represents gross profit by segment for the three-month periods ended March 31, 2021 and 2020, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
March 31, 2020	$118,795	$10,701	$167	$3	$129,666
March 31, 2021	145,830	15,250	1,244	(42)	162,282
Increase	$27,035	$4,549	$1,077	$(45)	$32,616
Percentage Increase	22.8%	42.5%	*	*	25.2%

* The statistic is not meaningful or material.

The following table represents gross profit as a percentage of sales by segment for the three months ended March 31, 2021 and 2020, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2020 gross profit percentage	47.7%	32.7%	8.9%	*	45.7%
2021 gross profit percentage	48.5%	34.4%	44.7%	*	46.7%

* The statistic is not meaningful or material.

North America

•Net sales increased 20.7%, primarily due to higher sales volumes from the return of Lowe's and increased repair and remodel activity, as well as from other distribution channels, which also benefited from increases in new housing starts and repair and remodel activity. Canada's net sales also increased primarily due to higher sales volumes and were positively impacted by approximately $0.8 million in foreign currency translation.

•Gross profit as a percentage of net sales increased to 48.5% from 47.7%, primarily due to lower labor, factory, warehouse and freight costs, each as a percentage of net sales, partly offset by higher material costs as a percentage of net sales.

•Research, development and engineering expenses increased 9.0%, primarily due to increases of $0.5 million in personnel costs and $0.3 million in professional fees, and $0.2 million in patent costs.

•Selling expense increased 9.1%, primarily due to increases of $1.8 million in personnel costs, $1.5 million in stock-based compensation, and $0.7 million in professional fees, offset by decreases of $2.0 million in travel–associated expenses.

•General and administrative expense increased 26.6%, primarily due to increases of $3.5 million in stock-based compensation expense, $2.8 million for professional\legal fees, $1.4 million in personnel costs, $0.9 million in depreciation and amortization, partly offset by a decrease of $0.5 million in travel-related expenses.

•Income from operations increased by $15.8 million, primarily due to increased gross profit, partly offset by higher operating expenses.

Europe

•Net sales increased 35.3%, primarily due to higher sales volumes and were positively affected by approximately $3.6 million in foreign currency translation related to Europe's currencies strengthening against the United States dollar.

•Gross profit as a percentage of net sales decreased to 34.4% from 32.7%, primarily due to lower factory, warehouse and shipping costs, partly offset by higher material costs, each as a percentage of net sales.

•Income from operations increased by $4.0 million, primarily due to higher gross profits.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended March 31, 2021 and 2020, respectively.

Admin & All Other

•General and administrative expense increased $1.8 million, primarily due to increases of $0.7 million in cash profit sharing expense, $0.6 million in stock-based compensation expense, $0.6 million in professional/legal fees, and $0.4 million in increase personnel costs.

Effect of New Accounting Standards

See "Note 1 Basis of Presentation — Not Yet Adopted Accounting Standards” to the accompanying unaudited interim condensed consolidated financial statements.

Liquidity and Sources of Capital

The Company is a borrower, and certain domestic subsidiaries are guarantors, under a revolving credit agreement with Wells Fargo Bank, N.A. as administrative agent, and certain other lenders, which provides the Company with a $300.0 million revolving line of credit (the “Credit Facility”) that expires July 23, 2022, and an irrevocable standby letter of credit in support of various insurance deductibles.

Our principal uses of liquidity include the costs and expenses associated with our operations, including financing working capital requirements and continuing our capital allocation strategy, which includes supporting capital expenditures, repurchasing the Company's common stock, paying cash dividends, and financing other investment opportunities over the next twelve months.

As of March 31, 2021, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Cash and cash equivalents of $74.2 million are held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the United States. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

The following table presents selected financial information as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively:

	At March 31,	At December 31,	At March 31,
(in thousands)	2021	2020	2020

Cash and cash equivalents	$257,428	$274,639	$301,741
Property, plant and equipment, net	255,684	255,184	246,941
Goodwill, intangible assets and other	165,918	165,110	157,527
Working capital less cash and cash equivalents	336,759	284,439	287,391

The following table provides cash flow indicators for the three-month periods ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$17,833	$12,725
Investing activities	(15,729)	(6,234)
Financing activities	(15,422)	68,567

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

During the three months ended March 31, 2021, operating activities provided $17.8 million in cash and cash equivalents, as a result of $50.4 million from net income and $20.6 million from non-cash adjustments to net income, which included depreciation and amortization expense and stock-based compensation expense. Cash provided from net income was partly offset by a decrease of $53.1 million in the net change in operating assets and liabilities, including increases of $62.7 million in trade accounts receivable, $14.8 million in inventory and $14.1 million in other current assets, partly offset by increases of $22.1 million in other current liabilities and $17.3 million in trade accounts payable.

Cash used in investing activities of $15.7 million during the three months ended March 31, 2021 was mainly for capital expenditures and a $5.3 million investment in a venture capital fund. Our capital spending in 2019, 2020 and the three months ended March 31, 2021 was $37.5 million, $37.9 million and $10.5 million, respectively, which was primarily used for machinery and equipment purchases and software in development. Based on current information and subject to future events and circumstances, we expect new capital spending for fiscal year 2021 will be in the $50 million to $55 million range which includes carryover projects from 2020 that were paused due to COVID-19 concerns. Capital spending will be primarily for safety needs, equipment replacement and productivity improvements. At this time only a small amount of capital spending is related to our growth initiatives.

Cash used in financing activities of $15.4 million during the three months ended March 31, 2021 consisted primarily of $10.0 million used to pay dividends to our stockholders and $5.3 million used to pay income taxes on behalf of the employees for shares withheld with respect to their vested restricted stock units.

On May 4, 2021, the Board raised the quarterly cash dividend to $0.25 per share, estimated to be $10.9 million in total. The Company last raised the quarterly dividend $0.01 per share to $0.23 per share on April 26, 2019. The dividend will be payable on July 22, 2021, to the Company's stockholders of record on July 1, 2021.

As illustrated in the table below, since 2015, the Company has repurchased over seven-and-a-half million shares of the Company's common stock, which represents approximately 15.7% of our shares of common stock outstanding at the beginning of 2015. Including dividends, we have returned cash of $647.8 million, which represents 69.9% of our total cash flow from operations during the same period.

(in thousands)	Number of Shares Repurchased	Cash Paid for Share Repurchases	Cash paid for Dividends	Total
January 1 - March 31, 2021	—	$—	$9,967	$9,967
January 1 - December 31, 2020	1,053	$76,189	$40,400	$116,589
January 1 - December 31, 2019	972	60,816	40,258	101,074
January 1 - December 31, 2018	1,955	110,540	39,891	150,431
January 1 - December 31, 2017	1,138	70,000	36,981	106,981
January 1 - December 31, 2016	1,244	53,502	32,711	86,213
January 1 - December 31, 2015	1,339	47,144	29,352	76,496
Total	7,701	$418,191	$229,560	$647,751

As of March 31, 2021, $100.0 million was available for future repurchases of common stock under our share repurchase authorization (which expires at the end of 2021).

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Inflation and Raw Materials

We believe that the effect of inflation has not been material in recent years, as general inflation rates have remained relatively low. However, the cost of steel, lumber and petroleum products have increased in the last few quarters as had housing prices on strong demand, especially for new housing compared to a limited supply. This could have an effect on the general inflation rates in future quarters. Our main raw material is steel. As such, increased steel prices may adversely affect our gross profit margin if we cannot recover the higher costs through price increases in a timely manner.

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

We may manage our exposure to transactional exposures by entering into foreign currency forward contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. In 2020 and 2021, we entered into financial contracts to hedge the risk of fluctuations associated with the Chinese Yuan.

Foreign currency translation adjustments on our underlying assets and liabilities resulted in an accumulated other comprehensive loss of $9.3 million for the three months ended March 31, 2021, due to the effects of the weakening United States dollar in relation to almost all other currencies.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

As the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves. For a discussion of risks related to the implementation of new systems, see Item 1A - "Risk Factors - Other Risks - We rely on complex software systems and hosted applications to operate our business, and our business may be disrupted if we are unable to successfully/efficiently update these systems or convert to new systems." in the 2020 Form 10-K.

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company currently is not a party to any legal proceedings, which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and we could in the future, incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of the various legal proceedings and other matters we are currently involved in, which could materially impact our financial condition, cash flows or results of operations. See “Note 13 — Commitments and Contingencies” to the accompanying unaudited interim condensed consolidated financial statements for certain potential third-party claims.

Item 1A. Risk Factors

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents the monthly repurchases of shares of our common stock in the first quarter of 2021.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased [1][2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs [2]
January 1 - January 31, 2021	—	$—	—	—
February 1 - February 28, 2021	55,157	$95.53	—	—
March 1 - March 31, 2021	298	$90.82	—	—
Total	55,455

[1] Total number of shares purchased includes shares withheld for settlement of payroll taxes from stock-based compensation awards vested for retirement eligible employees who retired during the first quarter of 2021.

[2] Pursuant to the Board’s $100.0 million repurchase authorization that was publicly announced on December16, 2020, which authorization is scheduled to expire on December 31, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.
Item 5. Other Information.

None.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 6, 2021	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)