Form 10-Q
period 2021-06-30
Simpson Manufacturing Co., Inc.
filed 2021-08-06
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

The number of shares of the registrant’s common stock outstanding as of August 3, 2021: 43,439,655

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	June 30,		December 31,
	2021	2020	2020
ASSETS
Current assets
Cash and cash equivalents	$305,796	$315,448	$274,639
Trade accounts receivable, net	249,931	233,867	165,128
Inventories	310,254	265,365	283,742
Other current assets	35,722	20,222	29,630
Total current assets	901,703	834,902	753,139

Property, plant and equipment, net	255,353	247,119	255,184
Operating lease right-of-use assets	43,374	36,930	45,792
Goodwill	134,121	132,335	135,844
Intangible assets, net	23,749	22,139	26,800
Other noncurrent assets	15,674	11,078	15,810
Total assets	$1,373,974	$1,284,503	$1,232,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$60,268	$49,149	$48,271
Accrued liabilities and other current liabilities	172,186	144,265	145,790
Total current liabilities	232,454	193,414	194,061
Operating lease liabilities	34,087	28,893	37,199
Long term debt, net of current portion	—	150,000	—
Deferred income tax and other long-term liabilities	20,528	17,984	20,366
Total liabilities	287,069	390,291	251,626
Commitments and contingencies (see Note 13)
Stockholders’ equity
Common stock, at par value	435	444	433
Additional paid-in capital	289,261	277,625	284,007
Retained earnings	822,497	716,038	720,441
Treasury stock	(13,510)	(72,058)	(13,510)
Accumulated other comprehensive loss	(11,778)	(27,837)	(10,428)
Total stockholders’ equity	1,086,905	894,212	980,943
Total liabilities and stockholders’ equity	$1,373,974	$1,284,503	$1,232,569

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$410,281	$326,076	$757,922	$609,744
Cost of sales	213,835	176,276	399,195	330,278
Gross profit	196,446	149,800	358,727	279,466
Operating expenses:
Research and development and other engineering	14,169	12,191	28,758	25,573
Selling	33,167	26,834	63,990	55,361
General and administrative	47,410	38,636	95,975	77,107
Total operating expenses	94,746	77,661	188,723	158,041
Net gain on disposal of assets	(28)	(73)	(108)	(137)
Income from operations	101,728	72,212	170,112	121,562
Interest expense, net and other	(2,636)	(151)	(4,413)	(2,684)
Income before taxes	99,092	72,061	165,699	118,878
Provision for income taxes	26,609	18,582	42,827	28,573
Net income	$72,483	$53,479	$122,872	$90,305
Other comprehensive income
Translation adjustment	7,505	4,525	(1,759)	(3,069)
Unamortized pension adjustments	(102)	(213)	390	61
Unrealized gains (losses) on derivative instruments	(7)	—	19	—
Comprehensive net income	$79,879	$57,791	$121,522	$87,297

Net income per common share:
Basic	$1.67	$1.23	$2.83	$2.06
Diluted	$1.66	$1.22	$2.82	$2.05

Number of shares outstanding
Basic	43,434	43,471	43,406	43,787
Diluted	43,641	43,663	43,620	43,980

Cash dividends declared per common share	$0.25	$0.23	$0.48	$0.46

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data)

Three Months Ended June 30, 2021 and 2020 (unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at March 31, 2021	43,430	$435	$285,896	$760,862	$(19,174)	$(13,510)	$1,014,509
Net income	—	—	—	72,483	—	—	72,483
Translation adjustment, net of tax	—	—	—	—	7,505	—	7,505
Pension adjustment and other, net of tax	—	—	—	—	(109)	—	(109)
Stock-based compensation	—	—	3,365	—	—	—	3,365
Shares issued from release of Restricted Stock Units	7	—	—	—	—	—	—
Cash dividends declared on common stock, $0.25 per share	—	—	—	(10,848)	—	—	(10,848)
Balance at June 30, 2021	43,437	$435	$289,261	$822,497	$(11,778)	$(13,510)	$1,086,905

Balance at March 31, 2020	43,464	$444	$272,872	$672,485	$(32,149)	$(72,058)	$841,594
Net income	—	—	—	53,479	—	—	53,479
Translation adjustment and other, net of tax	—	—	—	—	4,525	—	4,525
Pension adjustment and other, net of tax	—	—	—	—	(213)	—	(213)
Stock-based compensation	—	—	4,797	—	—	—	4,797
Shares issued from release of Restricted Stock Units	9	—	(44)	—	—	—	(44)
Cash dividends declared on common stock, $0.23 per share	—	—	—	(9,926)	—	—	(9,926)
Balance, at June 30, 2020	43,473	$444	$277,625	$716,038	$(27,837)	$(72,058)	$894,212

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data)

Six Months Ended June 30, 2021 and 2020 (unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2020	43,326	$433	$284,007	$720,441	$(10,428)	$(13,510)	$980,943
Net income	—	—	—	122,872	—	—	122,872
Translation adjustment, net of tax	—	—	—	—	(1,759)	—	(1,759)
Pension adjustment and other, net of tax	—	—	—	—	409	—	409
Stock-based compensation	—	—	9,826	—	—	—	9,826
Shares issued from release of Restricted Stock Units	104	1	(5,263)	—	—	—	(5,262)
Cash dividends declared on common stock, $0.48 per share	—	—	—	(20,816)	—	—	(20,816)
Common stock issued at $93.45 per share for stock bonus	7	1	691	—	—	—	692
Balance at June 30, 2021	43,437	$435	$289,261	$822,497	$(11,778)	$(13,510)	$1,086,905

Balance at December 31, 2019	44,209	$442	$280,216	$645,507	$(24,829)	$(9,379)	$891,957
Net income	—	—	—	90,305	—	—	90,305
Translation adjustment, net of tax	—	—	—	—	(3,069)	—	(3,069)
Pension adjustment and other, net of tax	—	—	—	—	61	—	61
Stock-based compensation	—	—	4,830	—	—	—	4,830
Shares issued from release of Restricted Stock Units	162	2	(7,743)	—	—	—	(7,741)
Repurchase of common stock	(902)	—	—	—	—	(62,679)	(62,679)
Cash dividends declared on common stock, $0.46 per share	—	—	—	(19,774)	—	—	(19,774)
Common stock issued at $80.38 per share for stock bonus	4	—	322	—	—	—	322
Balance, at June 30, 2020	43,473	$444	$277,625	$716,038	$(27,837)	$(72,058)	$894,212
The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net income	$122,872	$90,305
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(gain) on sale of assets and other	118	(147)
Depreciation and amortization	22,753	19,739
Noncash lease expense	4,914	4,025
Loss in equity method investment, before tax	2,653	—
Deferred income taxes	1,144	1,973
Noncash compensation related to stock plans	10,245	5,428
Provision of doubtful accounts	(377)	(35)
Changes in operating assets and liabilities:
Trade accounts receivable	(84,702)	(95,875)
Inventories	(27,270)	(14,377)
Trade accounts payable	10,774	15,268
Other current assets	(14,802)	(4,529)
Accrued liabilities and other current liabilities	35,879	22,923
Other noncurrent assets and liabilities	(2,569)	(1,932)
Net cash provided by operating activities	81,632	42,766
Cash flows from investing activities
Capital expenditures	(19,296)	(14,083)
Asset acquisitions, net of cash acquired	(218)	—
Equity method investments	(6,829)	—
Proceeds from sale of property and equipment	129	639
Net cash used in investing activities	(26,214)	(13,444)
Cash flows from financing activities
Repurchase of common stock	—	(62,679)
Proceeds from lines of credit	—	159,412
Repayments of lines of credit and capital leases	(384)	(10,387)
Debt issuance costs	—	(712)
Dividends paid	(19,956)	(20,158)
Cash paid on behalf of employees for shares withheld	(5,263)	(7,743)
Net cash provided by (used in) financing activities	(25,603)	57,733
Effect of exchange rate changes on cash and cash equivalents	1,342	(1,817)
Net increase in cash and cash equivalents	31,157	85,238
Cash and cash equivalents at beginning of period	274,639	230,210
Cash and cash equivalents at end of period	$305,796	$315,448
Noncash activity during the period
Noncash capital expenditures	$1,462	$1,308
Dividends declared but not paid	10,847	9,989
Issuance of Company’s common stock for compensation	692	322

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
Accounting for Leases

The Company has operating leases for certain facilities, equipment, and autos. As an accounting policy for short-term leases, the Company elected to not recognize the right-of-use asset and liability, if, at the commencement date, the lease (1) has a term of 12 months or less and (2) does not include renewal and purchase options that the Company is reasonably certain to exercise. Monthly payments on short-term leases are recognized on the straight-line basis over the full lease term.

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

Fair Value of Financial Instruments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified under a three-tier fair valuation hierarchy based on the observability of the inputs available in the market: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The carrying amounts of trade accounts receivable, accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions and equity investment are classified as Level 3 within the fair value hierarchy as it is based on unobserved inputs such as management estimates and entity-specific assumptions and is evaluated on an ongoing basis. The fair value of foreign currency forward contracts, calculated based on Level 1 inputs, was not material as of June 30, 2021.

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

Cash and Cash Equivalents

The Company classifies investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. As of June 30, 2021 and 2020, the value of these investments were $57.1 million and $76.9 million, respectively, consisting of U.S. Treasury securities and money market funds. The value of the investments is based on cost, which approximates fair value based on Level 1 inputs.

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

The changes in the allowance for doubtful accounts receivable for the year ended June 30, 2021 are outlined in the table below:

	Balance at			Balance at
(in thousands)	December 31, 2020	Expense (Deductions), net	Write-Offs[1]	June 30, 2021

Allowance for Doubtful Accounts	$2,110	(377)	287	$1,446
1Amount is net of recoveries and the effect of foreign currency fluctuations for the year ended June 30, 2021.

Income Taxes

The Company uses an estimated annual tax rate to measure the tax benefit or tax expense recognized in each interim period.

Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting in response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on December 31, 2021. The ASU allows the option to account for and present a modification that meets the scope of the standard as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination required under the relevant topic or subtopic. Entities are permitted to apply the amendments to all contracts, cash flow and net investment hedge relationships that exist as of March 12, 2020. The relief provided in this ASU is only available for a limited time, generally through December 31, 2022. The Company's primary credit facility is the $300 million revolving line of credit (the "Credit Facility") with Wells Fargo Bank, which matures on July 12, 2026. Borrowings under the Credit Facility bear interest using LIBOR plus an applicable margin. The Credit Facility currently includes a provision for the determination of a successor LIBOR rate or an alternative rate of interest.

On March 5, 2021, ICE Benchmark Administration, the administrator of the LIBOR and the Financial Conduct Authority, announced some USD LIBOR tenors (overnight, 1 month, 3 month, and 12 month) will continue to be published until June 30, 2023. We do not expect a material impact to our consolidated operating results, financial position or cash flow from the transition from LIBOR to alternative reference interest rates, but we will continue to monitor the impact of the transition until it is completed.

All issued and effective accounting standards during the second quarter of 2021 were determined to be not relevant or material to the Company.

2.    Revenue from Contracts with Customers

Disaggregated revenue

The Company disaggregates net sales into the following major product groups as described in the footnote for segment information included in these interim financial statements under Note 14.

Wood Construction Products Revenue. Wood construction products represented 87% and 86% of total net sales in the six months ended June 30, 2021 and 2020, respectively.

Concrete Construction Products Revenue. Concrete construction products represented 13% and 14% of total net sales in the six months ended June 30, 2021 and 2020, respectively.

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

Reconciliation of contract balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of June 30, 2021, the Company had no contract assets or contract liabilities from contracts with customers.

3.    Net Income Per Share

The following table reconciles basic net income per share of the Company's common stock to diluted net income per share for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net income available to common stockholders	$72,483	$53,479	$122,872	$90,305
Basic weighted-average shares outstanding	43,434	43,471	43,406	43,787
Dilutive effect of potential common stock equivalents — restricted stock units	207	192	214	193
Diluted weighted-average shares outstanding	43,641	43,663	43,620	43,980
Net income per common share:
Basic	$1.67	$1.23	$2.83	$2.06
Diluted	$1.66	$1.22	$2.82	$2.05

4.    Stockholders' Equity

Treasury Shares

As of June 30, 2021, the Company held 150,974 shares of its common stock as treasury shares.

5.    Stock-Based Compensation

The Company allocates stock-based compensation expense related to equity plans for employees and non-employee directors among the cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees or non-employee directors to whom the stock-based compensation is awarded. The Company recognized stock-based compensation expense related to its equity plans for employees of $3.3 million and $5.2 million for the three months June 30, 2021 and 2020, respectively, and $9.8 million and $5.4 million for the six months ended June 30, 2021 and 2020.

During the six months ended June 30, 2021, the Company granted 133,717 restricted stock units ("RSUs") to the Company's employees, including officers at an estimated weighted average fair value of $100.93 per share based on the closing price (adjusted for the present value of dividends) of the Company's common stock on the grant date. The RSUs granted to the Company's employees may be performance-based and/or time-based. Certain performance-based RSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the RSU agreement over a cumulative three-year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time-based RSUs that are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year vesting-term of the award.

The Company’s seven non-employee directors are entitled to receive approximately $690 thousand in equity compensation annually. The number of shares ultimately granted are based on the average closing share price for the Company over the 60 day period prior to approval of the award in the second quarter of each year. In May and June 2021, the Company granted 6,601 shares of the Company's common stock to the non-employee directors, based on the average closing price of $114.60 per share and recognized a total expense of $756 thousand.

As of June 30, 2021, the Company's aggregate unamortized stock compensation expense was approximately $21.3 million, which is expected to be recognized in expense over a weighted-average period of 2.5 years.

6.    Trade Accounts Receivable, Net

Trade accounts receivable at the dates indicated consisted of the following:

	At June 30,		At December 31,
(in thousands)	2021	2020	2020
Trade accounts receivable	$255,077	$239,220	$170,001
Allowance for doubtful accounts	(1,446)	(2,007)	(2,110)
Allowance for sales discounts and returns	(3,700)	(3,346)	(2,763)
	$249,931	$233,867	$165,128

7.    Inventories

Inventories at the dates indicated consisted of the following:

	At June 30,		At December 31,
(in thousands)	2021	2020	2020
Raw materials	$101,163	$110,883	$95,777
In-process products	24,117	18,661	21,803
Finished products	184,974	135,821	166,162
	$310,254	$265,365	$283,742

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

The Company sources certain materials for its concrete products from a wholly owned subsidiary in China, and as a result is exposed to variability in cash outflows associated with changes in the foreign exchange rate between the U.S. Dollar and the Chinese Yuan (CNY). As of June 30, 2021, the aggregate notional amount of the Company's outstanding foreign currency derivative contracts was to buy CNY36.9 million by selling $5.4 million throughout fiscal 2021. These forward contracts are accounted for as cash flow hedges under the accounting standards, and fair value is included in other current assets or other current liabilities, as applicable, in the consolidated balance sheet was $0.2 million.

Net deferred gains and losses on these contracts relating to changes in fair value are included in accumulated other comprehensive income or loss ("OCI"), a component of shareholders' equity in the consolidated balance sheets, and are reclassified into the line item in the consolidated statement of income in which the hedged items are recorded in the same period the hedged item affects earnings. For the six months ended June 30, 2021, gains on these contracts of $0.2 million was recognized, as a reduction of cost of sales. Changes in fair value of any forward contracts that are determined to be ineffective are immediately reclassified from OCI into earnings. The amounts deferred in OCI are expected to be recognized as a component of cost of sales in the consolidated statement of operations from 2021 to 2022. There were no amounts recognized due to ineffectiveness during the six months ended June 30, 2021.

9.    Property, Plant and Equipment, Net

Property, plant and equipment, net, at the dates indicated consisted of the following:

	At June 30,		At December 31,
(in thousands)	2021	2020	2020
Land	$28,373	$28,068	$28,553
Buildings and site improvements	202,573	200,205	203,421
Leasehold improvements	5,961	5,817	7,091
Machinery, equipment, and software	392,860	359,997	372,923
	629,767	594,087	611,988
Less accumulated depreciation and amortization	(393,653)	(360,719)	(377,460)
	236,114	233,368	234,528
Capital projects in progress	19,239	13,751	20,656
Total	$255,353	$247,119	$255,184

10.    Goodwill and Intangible Assets, Net

Goodwill at the dates indicated was as follows:

	At June 30,		At December 31,
(in thousands)	2021	2020	2020
North America	$96,393	$96,099	$96,311
Europe	36,296	34,929	38,059
Asia/Pacific	1,432	1,307	1,474
Total	$134,121	$132,335	$135,844

Intangible assets, net, at the dates indicated were as follows:

	At June 30, 2021
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$41,003	$(24,715)	$16,288
Europe	26,499	(19,038)	7,461
Total	$67,502	$(43,753)	$23,749

	At June 30, 2020
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$33,755	$(20,898)	$12,857
Europe	25,582	(16,300)	9,282
Total	$59,337	$(37,198)	$22,139

	At December 31, 2020
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$40,786	$(22,697)	$18,089
Europe	26,341	(17,630)	8,711
Total	$67,127	$(40,327)	$26,800

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization expense of definite-lived intangible assets was $1.7 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively, and was $3.4 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 6.4 years.

The only indefinite-lived intangible asset, consisting of a trade name, totaled $0.6 million at June 30, 2021.

At June 30, 2021, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)

Remaining six months of 2021	$3,157
2022	4,339
2023	3,514
2024	2,462
2025	2,233
2026	1,492
Thereafter	5,936
$23,133

The changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2021, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2020	$135,844	$26,800
Acquisitions	—	218
Reclassifications	(106)	348
Amortization	—	(3,426)
Foreign exchange	(1,617)	(191)
Balance at June 30, 2021	$134,121	$23,749

11.    Leases

Operating Lease Obligations

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

The following table provides a summary of leases included on the condensed consolidated balance sheets as of June 30, 2021 and 2020 and December 31, 2020, condensed consolidated statements of earnings and comprehensive income, and condensed consolidated statements of cash flows as of three and six months ended June 30, 2021 and 2020:

	Condensed Consolidated Balance Sheets Line Item	June 30,		December 31,
(in thousands)		2021	2020	2020
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$43,374	$36,930	$45,792
Liabilities
Operating - current	Accrued expenses and other current liabilities	$9,777	$8,099	$9,143
Operating - noncurrent	Operating lease liabilities	34,087	28,893	37,199
Total operating lease liabilities		$43,864	$36,992	$46,342

Finance leases
Assets
Property and equipment, gross	Property, plant and equipment, net	$3,569	$3,569	$3,569
Accumulated amortization	Property, plant and equipment, net	(3,264)	(2,953)	(3,112)
Property and equipment, net	Property, plant and equipment, net	$305	$616	$457
Liabilities
Other current liabilities	Accrued expenses and other current liabilities	$48	$998	$384
Total finance lease liabilities		$48	$998	$384

The components of lease expense were as follows:

	Condensed Consolidated Statements of Earnings and Comprehensive Income Line Item	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2021	2020	2021	2020
Operating lease cost	General administrative expenses and cost of sales	$3,055	$2,625	$6,017	$5,051

Finance lease cost:
Amortization of right-of-use assets	General administrative expenses	$107	$218	$214	$436
Interest on lease liabilities	Interest expense, net	1	9	2	21
Total finance lease		$108	$227	$216	$457

Other information

Supplemental cash flow information related to leases as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,994	$2,506	$5,905	$4,857
Finance cash flows for finance leases	146	290	292	580

Operating right-of-use assets obtained in exchange for lease obligations during the current period	3,307	4,510	4,093	7,112
The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2021:

(in thousands)	Finance Leases	Operating Leases
Remaining six months of 2021	$48	$5,807
2022	—	10,019
2023	—	7,640
2024	—	5,917
2025	—	5,364
Thereafter	—	18,004
Total lease payments	48	52,751
Less: Present value discount	—	(8,887)
Total lease liabilities	$48	$43,864

The following table summarizes the Company's lease terms and discount rates as of June 30, 2021 and 2020:

Weighted-average remaining lease terms (in years):	2021	2020
Operating leases	6.91	6.59
Finance leases	0	0.95
Weighted-average discount rate:
Operating leases	5.28%	5.36%
Finance leases	3.50%	3.25%

12.    Debt

As previously disclosed, the Credit Facility is the $300.0 million revolving line of credit with Wells Fargo Bank and is the Company's primary credit facility. In addition to the Credit Facility, certain of the Company’s domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders. Together, these credit facilities provide the Company with a total of $304.0 million in revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles. There were no outstanding balances as of June 30, 2021 and December 31, 2020, respectively.

The Company was in compliance with its financial covenants under the Credit Facility as of June 30, 2021.

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

The following tables illustrate certain measurements used by management to assess the performance of its reportable segments as of or for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net Sales
North America	$350,557	$286,807	$651,120	$535,857
Europe	56,438	37,379	100,734	70,111
Asia/Pacific	3,286	1,890	6,068	3,776
Total	$410,281	$326,076	$757,922	$609,744
Sales to Other Segments*
North America	$221	$671	$917	$1,311
Europe	1,551	1,308	3,160	2,562
Asia/Pacific	5,465	5,664	13,993	10,477
Total	$7,237	$7,643	$18,070	$14,350
Income (Loss) from Operations
North America	$95,123	$72,196	$164,533	$125,757
Europe	5,873	2,696	8,164	1,026
Asia/Pacific	203	(75)	628	(679)
Administrative and all other	529	(2,605)	(3,213)	(4,542)
Total	$101,728	$72,212	$170,112	$121,562

*    Sales to other segments are eliminated in consolidation.

			At
	At June 30,		December 31,
(in thousands)	2021	2020	2020
Total Assets
North America	$1,189,835	$1,382,051	$1,059,967
Europe	205,065	169,757	198,647
Asia/Pacific	31,774	27,957	32,754
Administrative and all other	(52,700)	(295,262)	(58,799)
Total	$1,373,974	$1,284,503	$1,232,569

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $238.3 million, $261.8 million, and $199.8 million, as of June 30, 2021 and 2020, and December 31, 2020, respectively. Total "Administrative and all other" assets are net of inter-segment due to and from accounts eliminated in consolidation.

While the Company manages its business by geographic segment, the following table illustrates the distribution of the Company’s net sales by product group as additional information for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Wood construction products	$355,787	$280,724	$657,365	$523,244
Concrete construction products	54,305	45,304	99,828	86,316
Other	189	48	729	184
Total	$410,281	$326,076	$757,922	$609,744

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

15.    Subsequent Events

Dividend declared

On July 14, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share, estimated to be $10.8 million in total. The dividend will be payable on October 28, 2021, to the Company's stockholders of record on October 7, 2021.

Credit Agreement

In July 2021, the Company entered into a fourth amendment to the Credit Facility that extended the term of the Credit Facility from July 23, 2022, to July 12, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Each of the terms the “Company,” “we,” “our,” “us” and similar terms used herein refer collectively to Simpson Manufacturing Co., Inc., a Delaware corporation and its wholly-owned subsidiaries, including Simpson Strong-Tie Company Inc., unless otherwise stated. The Company regularly uses its website to post information regarding its business and governance. The Company encourages investors to use http://www.simpsonmfg.com as a source of information about the Company. The information on our website is not incorporated to reference or other material we file with or furnish to the Securities and Exchange Commission, except in explicitly noted or as required by law.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated financial condition and results of operations. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto included in this report.

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

Forward-looking statements are subject to inherent uncertainties, risks and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in our forward looking statements include, among others, those discussed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Form 10-K. Additional risks include: the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies, such as the recent outbreak of coronavirus disease 2019 (COVID-19); volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; and reliance on employees subject to collective bargaining agreements.

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

At our March 23, 2021 analyst and investor day, we unveiled several key growth initiatives that we believe will help us continue our track record of above market revenue growth through a combination of organic and inorganic opportunities. Our organic opportunities are focused on expansion into new markets within our core competencies of wood and concrete products. These growth initiatives will focus on the original equipment manufacturers, repair and remodel or do-it-yourself, mass timber, concrete and structural steel markets.

In order to grow in these markets, we aspire to be among the leaders in engineered load-rated construction building products and systems and customer-facing technology while leveraging our engineering expertise, deep-rooted relationships with top builders, engineers, contractors, code officials and distributors, along with our ongoing commitment to testing, research and innovation. Importantly, we currently have existing products, testing results, distribution and manufacturing capabilities for five targeted areas for growth. Although these initiatives are all currently in different stages of development our successful growth in these areas will ultimately be a function of expanding our sales and/or marketing functions to promote our products to different end users and distribution channels, expanding our customer base, and potentially introducing new products in the future.

Also during the March analyst and investor day, we highlighted our Five-year Ambitions, which are as follows:

1.Strengthen our values-based culture;
2.Be the business partner of choice;
3.Strive to be an innovative leader in our product categories;
4.Continue above market growth relative to the U.S. housing starts;
5.Remain within the top quartile of our proxy peers for operating income margins; and
6.Remain in the top quartile of our proxy peers for return on invested capital.

As with our growth initiatives, we expect to make periodic updates related to material developments with our Five-year Ambitions.

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a worldwide pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. As of June 30, 2021, the effects of and responses to the pandemic continue to have a significant impact on worldwide economic activity and on macroeconomic conditions. Vaccines are available in various countries and distribution of the vaccine also varies by country and in the U.S. by state. The duration and severity of the effects of the pandemic are still unknown and cannot be predicted with any certainty. Notwithstanding the Company's continued efforts to promote the health and safety of our employees, suppliers and customers, as the COVID-19 pandemic continues, health concern risks remain. It also remains unclear how various national, state, and local governments will react if the distribution of vaccines is slower than expected or new variants of the virus become more prevalent.

In response to the pandemic, government authorities in the countries and states where we operate have issued various and differing shelter in place and stay at home orders, social distancing guidelines, mask mandates and other measures in response to the COVID-19 pandemic. In many of those locations our operations are classified as an "essential business" and we continue to operate our business in compliance with applicable state and local laws and are observing recommended CDC guidelines to minimize the risk of spreading the COVID-19 virus. We have undertaken numerous steps and instituted additional precautions to protect our employees, suppliers and customers, as their safety and well-being is one of our top priorities, and to comply with health and safety guidelines. These steps and precautions include enhanced deep cleaning, staggered shifts, temperature checking, use of face masks, practicing social distancing and limiting non-employees at our locations, amongst other safety related policies and procedures. Although vaccines are available where we operate, health concern risks remain and it is possible the COVID-19 pandemic could further impact our operations and the operations of our suppliers and vendors particularly in light of variant strains of COVID-19 that may cause a resumption of high levels of infection and hospitalization.

The Company’s management team continues to monitor and manage its ability to operate effectively and, to date, the Company has not experienced any significant disruptions within its supply chain. Our supply chain partners have been very supportive and continue to do their part to ensure that service levels to our customers remain strong and, to date, we have not experienced any supply-chain disruptions and continued to meet our customers’ needs despite the challenges presented by the pandemic. We will continue to communicate with our supply chain partners to identify and mitigate risk and to manage inventory levels.

In response to the COVID-19 pandemic the Company proactively took measures to maintain and preserve its strong financial position and flexibility. The Company's Crisis Management Team, which includes members of senior management, meets regularly to review and assess the status of the Company's operations and the health and safety of its employees.

The Company’s business, financial condition and results of operations depends significantly on the level of U.S. housing starts and residential construction activity. Though single-family housing starts increased significantly from prior-year's level, we believe there is uncertainty that demand will increase in the short-term due to a number of supply-chain factors affecting new home completion. With recent sales price increases, we believe net sales will likely increase in future periods even if demand does not decrease. However, increased selling prices are expected to be offset by increasing material costs, sourcing logistics complications and a tight labor market, which could negatively affect operating margins for the remainder of 2021.

Since June 2020, inventory pounds in North America, which is the bulk of our inventory, decreased 23% while the weighted average cost per pound of total on hand increased approximately 49%. Over the next 12 to 18 months, steel cost increases are expected to result in lowering operating margins by 300 to 400 basis points from 2021.

Management continues to monitor the impact of the global situation on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce.

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

Our sales also tend to be seasonal, with operating results varying from quarter to quarter. With some exceptions, our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year, as our customers tend to purchase construction materials in the late spring and summer months for the construction season. Weather conditions, such as extended cold or wet weather, which affect and sometimes delay installation of some of our products, could negatively affect our results of operations. Political, economic events such as tariffs and the possibility of additional tariffs on imported raw materials or finished goods or such as labor disputes can also have an effect on our gross and operating profits as well as the amount of inventory on-hand. Our operations can also be affected by a volatile steel market. Changes in raw material cost could negatively affect our gross profit and operating margins depending on the timing of raw material purchases or how much sales prices can be increased to offset higher raw material costs.

Our operations also expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic.

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

Business Segment Information

Historically our North America segment has generated more revenues from wood construction products compared to concrete construction products. Our wood construction product net sales increased 23.2% for the quarter ended June 30, 2021 compared to June 30, 2020, primarily due to higher product prices. Our concrete construction product net sales increased 15.2% for the quarter ended June 30, 2021 compared to June 30, 2020, primarily due to higher product prices. Operating profits increased due to higher sales and gross margins, partly offset by higher operating expenses primarily for personnel costs and professional fees. If current economic conditions continue and factoring in recently announced sales price increases, we believe North America operating margins could be higher in 2021 compared to 2020. However, increased steel costs, product sourcing complications and a tight labor market will likely result in lower operating margins in the second half of 2021.

Our Europe segment also generates more revenues from wood construction products than concrete construction products. Europe net sales increased for the quarter ended June 30, 2021 compared to June 30, 2020, primarily due to higher sales volumes in local currency and were positively affected by approximately $5.3 million in foreign currency translation related to Europe's currencies strengthening against the United States dollar. Wood construction product sales increased 53.7% for the quarter ended June 30, 2021 compared to June 30, 2020. Concrete construction product sales are mostly project based, and net sales increased 40.6% for the quarter ended June 30, 2021 compared to June 30, 2020. Gross margins increased, mostly due to lower labor, factory, warehouse and shipping costs, partly offset by higher material costs. Operating expenses increased, primarily due to increased personnel costs. If current economic conditions continue and factoring in recently announced sales price increases, we believe Europe operating margins could be higher in 2021 compared to 2020. However, increased steel costs and product sourcing complications could offset increased sales, negatively affecting operating margins towards the end of 2021 through 2022.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

Business Outlook

On July 26, 2021, the Company provided a full-year outlook. The Company updated its full year outlook, primarily reflecting actual results of the second quarter, as well as improved visibility on the pandemic-related restrictions and the impact of those restrictions on the Company’s operations. Based on current business trends and conditions, the Company's outlook for the full fiscal year ending December 31, 2021 is as follows:

•Operating margin is estimated to be in the range of 19.5% to 21.0%.

•The effective tax rate is estimated to be in the range of 25.0% to 26.0%, including both federal and state income tax rates.

•Capital expenditures are estimated to be in the range of $55 million to $60 million.

Results of Operations for the Three Months Ended June 30, 2021, Compared with the Three Months Ended June 30, 2020

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended June 30, 2021, against the results of operations for the three months ended June 30, 2020. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended June 30, 2020 and the three months ended June 30, 2021.

Second Quarter 2021 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the three months ended June 30, 2021, from the three months ended June 30, 2020, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2020	America	Europe	Pacific	All Other	2021
Net sales	$326,076	$63,750	$19,059	$1,396	$—	$410,281
Cost of sales	176,276	24,790	11,867	673	229	213,835
Gross profit	149,800	$38,960	$7,192	$723	(229)	196,446
Research and development and other engineering expense	12,191	1,619	324	34	1	14,169
Selling expense	26,834	4,547	1,487	299	—	33,167
General and administrative expense	38,636	9,842	2,196	101	(3,365)	47,410
Total operating expenses	77,661	16,008	4,007	434	(3,364)	94,746
Net loss (gain) on disposal of assets	(73)	25	7	12	1	(28)
Income from operations	72,212	22,927	3,178	277	3,134	101,728
Interest income (expense), net and other	(151)	(2,450)	(673)	(139)	777	(2,636)
Income before income taxes	72,061	20,477	2,505	138	3,911	99,092
Provision for income taxes	18,582	8,393	474	6	(846)	26,609
Net income	$53,479	$12,084	$2,031	$132	$4,757	$72,483

Net sales increased 25.8% to $410.3 million from $326.1 million primarily by the implementation of two product price increases during the quarter along with marginal increase in sales volume. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 87% and 86% of the Company's total net sales in the second quarters of 2021 and 2020, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 13% and 14% of the Company's total net sales in the second quarters of 2021 and 2020, respectively.

Gross profit increased 31.1% to $196.4 million from $149.8 million. Gross margins increased to 47.9% from 45.9%, primarily due to product price increases. Gross margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, increased to 47.4% from 46.2% for wood construction products and increased to 47.5% from 40.7% for concrete construction products, respectively.

Research and development and engineering expense increased 16.2% to $14.2 million from $12.2 million, primarily due to increases of $0.8 million in personnel costs, $0.7 million in professional fees and $0.2 million in patent expense,

Selling expense increased 23.6% to $33.2 million from $26.8 million, primarily due to increases of $3.2 million in personnel costs, $2.4 million in commissions, and $1.5 million in professional fees, partly offset by decreases of $0.5 million in stock-based compensation expense.

General and administrative expense increased 22.7% to $47.4 million from $38.6 million, primarily due to increases of $4.9 million in professional fees, $4.3 million in personnel costs, and $0.6 million in amortization and depreciation expense, partly offset by a decrease of $1.0 million in stock-based compensation expense. Included in general and administrative expense are SAP implementation and support costs of $4.7 million, which increased $2.2 million from the prior year quarter.

Our effective income tax rate increased to 26.9% from 25.8%.

Consolidated net income was $72.5 million compared to $53.5 million. Diluted net income per common share was $1.66 compared to $1.22.

Net sales

The following table represents net sales by segment for the three-month periods ended June 30, 2021 and 2020, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
June 30, 2020	$286,807	$37,379	$1,890	$326,076
June 30, 2021	350,557	56,438	3,286	410,281
Increase	$63,750	$19,059	$1,396	$84,205
Percentage increase	22.2%	51.0%	73.9%	25.8%

The following table represents segment net sales as percentages of total net sales for the three-month periods ended June 30, 2021 and 2020, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2020 net sales	88%	12%	—%	100%
Percentage of total 2021 net sales	85%	14%	1%	100%

Gross profit

The following table represents gross profit by segment for the three-month periods ended June 30, 2021 and 2020, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
June 30, 2020	$136,024	$13,106	$484	$186	$149,800
June 30, 2021	174,984	20,298	1,207	(43)	196,446
Increase	$38,960	$7,192	$723	$(229)	$46,646
Percentage Increase	28.6%	54.9%	*	*	31.1%

* The statistic is not meaningful or material.

The following table represents gross profit as a percentage of sales by segment for the three months ended June 30, 2021 and 2020, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2020 gross profit percentage	47.4%	35.1%	25.6%	*	45.9%
2021 gross profit percentage	49.9%	36.0%	36.7%	*	47.9%

* The statistic is not meaningful or material.

North America

•Net sales increased 22.2%, due primarily to product price increases that took effect in second quarter, in an effort to offset rising material costs, along with marginally higher sales volumes. Most of the Company's distribution channels continued to benefit from increased U.S. housing starts and repair and remodel activity, while sales to home centers decreased. Canada's net sales also increased primarily due to higher sales volumes and were positively impacted by approximately $2.6 million in foreign currency translation.

•Gross profit as a percentage of net sales increased to 49.9% from 47.4%, primarily due to the aforementioned product price increases.

•Research, development and engineering expenses increased 14.4%, primarily due to increases of $0.5 million in personnel costs and $0.3 million in professional fees, $0.2 million in lower capitalized costs and $0.2 million in patent costs.

•Selling expense increased 20.3%, primarily due to increases of $2.1 million in travel–associated expenses, $1.8 million in personnel costs, $1.3 million in commissions, and $0.5million in professional fees, offset by decreases of $0.6 million in advertising costs and $0.5 million in stock-based compensation.

•General and administrative expense increased 32.6%, primarily due to increases of 8.4 million for professional\legal fees, $0.9 million in personnel costs, $0.8 million in rent, depreciation and amortization, partly offset by a decrease of $0.3 million in stock-based compensation.

•Income from operations increased by $22.9 million, primarily due to increased gross profit, partly offset by higher operating expenses.

Europe

•Net sales increased 51.0%, primarily due to higher sales volumes and were positively affected by approximately $5.3 million in foreign currency translation related to Europe's currencies strengthening against the United States dollar.

•Gross profit as a percentage of net sales increased to 36.0% from 35.1%, primarily due to lower labor, factory, warehouse and shipping costs, partly offset by higher material costs, each as a percentage of net sales.

•Income from operations increased by $3.2 million, primarily due to the increase in sales volumes and gross profit, partly offset by higher operating expenses due to higher personnel costs.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended June 30, 2021 and 2020, respectively.

Results of Operations for the Six Months Ended June 30, 2021, Compared with the Six Months Ended June 30, 2020

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the six months ended June 30, 2021, against the results of operations for the six months ended June 30, 2020. Unless otherwise stated, the results announced below, when referencing “both periods,” refer to the six months ended June 30, 2020 and the six months ended June 30, 2021

Year-to-Date (6-month) 2021 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the six months ended June 30, 2021, from the six months ended June 30, 2020, and the increases or decreases for each category by segment:

	Six Months Ended	Increase (Decrease) in Operating Segment					Six Months Ended
	June 30,	North			Asia/	Admin &	June 30,
(in thousands)	2020	America	Europe		Pacific	All Other	2021
Net sales	609,744	$115,263	$30,623		$2,292	$—	$757,922
Cost of sales	330,278	52,714	18,882		492	(3,171)	399,195
Gross profit	279,466	62,549	11,741		1,800	3,171	358,727
Research and development and other engineering expense	25,573	2,723	377		85	—	28,758
Selling expense	55,361	6,637	1,626		364	2	63,990
General and administrative expense	77,107	17,793	2,574		107	(1,606)	95,975
	158,041	27,153	4,577		556	(1,604)	188,723
Net gain on disposal of assets	(137)	66	25	-0.84	(63)	1	(108)
Income from operations	121,562	35,330	7,139		1,307	4,774	170,112
Interest expense, net and other	(2,684)	(2,833)	1,062		(56)	98	(4,413)
Income before income taxes	118,878	32,497	8,201		1,251	4,872	165,699
Provision for income taxes	28,573	14,033	1,365		209	(1,353)	42,827
Net income	$90,305	$18,464	$6,836		$1,042	$6,225	$122,872

Net sales increased 24.3% to $757.9 million from $609.7 million. Net sales increased due to increases in sales volumes as well as the implementation of product price increases during the second quarter of 2021. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 87% and 86% of the Company's total net sales in the first six months of 2021 and 2020, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 13% and 14% of the Company's total net sales in the first six months of 2021 and 2020, respectively.

Gross profit increased 28.4% to $358.7 million from $279.5 million. Gross profit margins increased to 47.3% from 45.8%, primarily due to lower labor costs and factory expense as well as product price increases implemented during the second quarter, partly offset by higher material costs, warehouse, and shipping expense each as a percentage of net sales. The gross profit margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, increased to 47.0% from 45.8% for wood construction products and increased to 45.2% from 42.4% for concrete construction products.

Research and development and engineering expense increased 12.5% to $28.8 million from $25.6 million primarily due to increases of $1.5 million in in personnel costs, $0.8 million in professional fees and $0.4 million in patent costs.

Selling expense increased to $64.0 million from $55.4 million, primarily due to increases of $6.8 million in personnel costs and sales commissions, $3.0 million in professional fees, $1.0 million in stock-based compensation, and $0.4 million cash profit sharing expense, partly offset by decreases of $1.0 million in advertising and promotional expense, $0.6 million travel-related expenses and $0.4 million software development costs being capitalized.

General and administrative expense increased to $96.0 million from $77.1 million, primarily due to increases of $6.0 million in professional fees, including consulting fees, $4.9 million in personnel costs, $3.6 million in stock-based compensation, $2.5 million in cash profit sharing expenses and $1.6 million in depreciation and amortization expenses. Included in general and administrative expense are costs associated with the SAP implementation and support of $9.3 million, an increase of $3.4 million over the first six-months of 2020.

Our effective income tax rate increased to 25.8% from 24.0%.

Consolidated net income was $122.9 million compared to $90.3 million. Diluted net income per common share was $2.82 compared to $2.05.

Net sales

The following table represents net sales by segment for the six-month periods ended June 30, 2020 and 2021, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Six Months Ended
June 30, 2020	$535,857	$70,111	$3,776	$609,744
June 30, 2021	651,120	100,734	6,068	757,922
Increase	$115,263	$30,623	$2,292	$148,178
Percentage increase	21.5%	43.7%	60.7%	24.3%

The following table represents segment net sales as percentages of total net sales for the six-month periods ended June 30, 2020 and 2021, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2020 net sales	88%	12%	—%	100%
Percentage of total 2021 net sales	86%	13%	1%	100%

Gross profit

The following table represents gross profit by segment for the six-month periods ended June 30, 2020 and 2021, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Six Months Ended
June 30, 2020	$254,819	$23,807	$651	$189	$279,466
June 30, 2021	317,369	35,548	2,451	3,359	358,727
Increase	$62,550	$11,741	$1,800	$3,170	$79,261
Percentage increase	24.5%	49.3%	*	*	28.4%

* The statistic is not meaningful or material

The following table represents gross profit as a percentage of sales by segment for the six-month periods ended June 30, 2020 and 2021, respectively:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2020 gross profit percentage	47.6%	34.0%	17.2%	*	45.8%
2021 gross profit percentage	48.7%	35.3%	40.4%	*	47.3%

* The statistic is not meaningful or material.

North America

•Net sales increased 21.5%, primarily due to higher sales volumes from all of our distribution channels, including the return of Lowe's, and product price increases implemented during the second quarter. Canada net sales increased primarily due to increases in sales volume and were positively affected by $3.3 million foreign currency translation in local currency.

•Gross profit margin increased to 48.7% from 47.6%, primarily due to decreases in labor, warehouse and factory and overhead costs as well as product price increases implemented during the second quarter, partly offset by higher material costs, each as a percentage of net sales.

•Research and development and engineering expense increased $2.7 million, primarily due to increases of $1.0 million in personnel costs, $0.6 million in professional fees, $0.3 million in patent costs, and $0.2 million in computer related costs.

•Selling expense increased $6.6 million, primarily due to increases of $4.6 million in personnel costs and sales commissions, $1.5 million in professional fees, $0.8 million in stock-based compensation, and $0.8 million in cash profit sharing expense, partly offset by decreases of $0.9 million in advertising and promotional expense, and $0.4 million in travel–associated expenses.

•General and administrative expense increased $17.8 million, primarily due to increases of $11.6 million in professional fees, including consulting fees, $2.6 million in personnel costs, $1.3 million in depreciation and amortization expense, $0.8 million in computer software and hardware costs and $0.6 million in stock-based compensation, partly offset by decreases of $0.3 million in travel related expenses, and $0.3 million in cost profit sharing. Included in general and administrative expense are costs associated with the SAP implementation and support of $7.2 million, an increase of $1.3 million over the first six months of 2020.

•Income from operations increased $35.3 million, mostly due to increased sales, gross profit margins, partly offset by higher operating expenses.

Europe

•Net sales increased 43.7%, primarily due to higher sales volumes compared to last year’s COVID-19 related slow-down. Europe sales were also benefited by positive $8.8 million foreign currency translations resulting from some Europe currencies strengthening against the United States dollar.

•Gross profit margins increased to 35.3% from 34.0%, primarily due to lower labor, factory, shipping and warehouse costs, offset by higher material costs each as a percentage of net sales.

•Selling expense increased $1.6 million, primarily due to increases of $1.4 million in personnel costs, $0.6 million in professional fees, offset by decrease of $0.3 million in travel-related and advertising expenses.

•General and administrative expense increased $2.6 million, primarily due to increases of $1.1 million in professional fees, $0.9 million in personnel costs, and $0.3 million in cash profit sharing. Included in general and administrative expense are costs associated with the SAP implementation and support of $2.0 million, an increase of $0.8 million over the first six months of 2020.

•Income from operations increased $7.1 million, primarily due to higher sales and gross profit margins, partly offset by higher operating expenses.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the six months ended June 30, 2021 and 2020, respectively.

Effect of New Accounting Standards

See "Note 1 Basis of Presentation — Not Yet Adopted Accounting Standards” to the accompanying unaudited interim condensed consolidated financial statements.

Liquidity and Sources of Capital

In July 2021, the Company entered into a fourth amendment to the unsecured credit agreement dated July 27, 2012 with Wells Fargo Bank, National Association, and certain other institutional lenders that provides for a $300.0 million unsecured revolving credit facility (“Credit Facility”). The amendment extends the term of the Credit Facility from July 23, 2022, to July 12, 2026 and modified certain covenants to provide us with additional flexibility. As of June 30, 2021, the full $300 million on the Credit Facility was available for borrowing and we remain debt free.

Our principal uses of liquidity include the costs and expenses associated with our operations, including financing working capital requirements and continuing our capital allocation strategy, which includes supporting capital expenditures, repurchasing the Company's common stock, paying cash dividends, and financing other investment opportunities over the next twelve months.

As of June 30, 2021, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Cash and cash equivalents of $67.7 million are held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the United States. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

The following table presents selected financial information as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively:

	At June 30,	At December 31,	At June 30,
(in thousands)	2021	2020	2020

Cash and cash equivalents	$305,796	$274,639	$315,448
Property, plant and equipment, net	255,353	255,184	247,119
Goodwill, intangible assets and other	164,511	165,110	156,957
Working capital less cash and cash equivalents	363,453	284,439	326,040

The following table provides cash flow indicators for the six-month periods ended June 30, 2021 and 2020, respectively:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$81,632	$42,766
Investing activities	(26,214)	(13,444)
Financing activities	(25,603)	57,733

Cash flows from operating activities result primarily from our earnings, and are also affected by changes in operating assets and liabilities which consist primarily of working capital balances. Our revenues are derived from manufacturing and sales of building construction materials. Our operating cash flows are subject to seasonality and are cyclically associated with the volume and timing of construction project starts. For example, trade accounts receivable is generally at its lowest at the end of the fourth quarter and increases during the first, second and third quarters.

During the six months ended June 30, 2021, operating activities provided $81.6 million in cash and cash equivalents, as a result of $122.9 million from net income and $41.2 million from reversing non-cash expenses from net income, which included depreciation and amortization expense and stock-based compensation expense. Cash provided from net income was partly offset by a decrease of $82.7 million in the net change in operating assets and liabilities, including increases of $84.7 million in trade accounts receivable, $27.3 million in inventory and $14.8 million in other current assets, partly offset by increases of $35.9 million in other current liabilities and $10.8 million in trade accounts payable.

Cash used in investing activities of $26.2 million during the six months ended June 30, 2021 was mainly for capital expenditures and a $6.8 million investment in a venture capital fund. Our capital spending in 2019, 2020 and the six months ended June 30, 2021 was $37.5 million, $37.9 million and $19.3 million, respectively, which was primarily used for machinery and equipment purchases and software in development. Based on current information and subject to future events and circumstances, we expect new capital spending for fiscal year 2021 will be in the $55 million to $60 million range which includes carryover projects from 2020 that were paused due to COVID-19 concerns. Capital spending will be primarily for safety needs, equipment replacement and productivity improvements. At this time only a small amount of capital spending is related to our growth initiatives.

Cash used in financing activities of $25.6 million during the six months ended June 30, 2021 consisted primarily of $20.0 million used to pay dividends to our stockholders and $5.3 million used to pay income taxes on behalf of the employees for shares withheld with respect to their vested restricted stock units.

On July 14, 2021, the Board declared a quarterly cash dividend of $0.25 per share payable on October 28, 2021, to the Company's stockholders of record on October 7, 2021. The Board also approved changing our capital return threshold from 50% of our cash flow from operations to 50% of our free cash flow, which is calculated by subtracting capital expenditures from cash flow from operations. For the six months ended June 30, 2021, we have returned $20 million of our free cash flow to stockholders.

As illustrated in the table below, from 2015 to 2020, the Company returned cash of $637.7 million in stock repurchases and dividends, which represented 70.2% of our total cash flow from operations during the same period. The Company has repurchased over 7.7 million shares of the Company's common stock since the beginning of 2015, which represents approximately 15.7% of the outstanding shares of the Company's common stock.

(in thousands)	Number of Shares Repurchased	Cash Paid for Share Repurchases	Cash paid for Dividends	Total
January 1 - December 31, 2020	1,053	76,189	40,400	116,589
January 1 - December 31, 2019	972	60,816	40,258	101,074
January 1 - December 31, 2018	1,955	110,540	39,891	150,431
January 1 - December 31, 2017	1,138	70,000	36,981	106,981
January 1 - December 31, 2016	1,244	53,502	32,711	86,213
January 1 - December 31, 2015	1,339	47,144	29,352	76,496
Total	7,701	$418,191	$219,593	$637,784

During the month of July, 2021, the Company repurchased 182,752 shares of the Company's common stock in the open market at an average price of $109.44 per share, for a total of $20.0 million. For the seven months ending July 31, 2021, the Company returned $40.0 million of our free cash flow to our stockholders.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Inflation and Raw Materials

We believe that the effect of inflation has not been material in recent years, as general inflation rates have remained relatively low. However, the cost of steel, lumber and petroleum products have increased in the last few quarters as had housing prices on strong demand, especially for new housing compared to a limited supply. This could have an effect on the general inflation rates in future quarters. Our main raw material is steel. As such, increased steel prices may adversely affect our gross profit margin if we cannot recover the higher costs through price increases in a timely manner, which is reflected in the Business Outlook section above.

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

Foreign currency translation adjustments on our underlying assets and liabilities resulted in an accumulated other comprehensive loss of $1.8 million for the six months ended June 30, 2021, due to the effects of the weakening United States dollar in relation to almost all other currencies.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer (“CEO”) and the chief financial officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. In 2016, we began the process of implementing a fully integrated ERP platform from SAP America, Inc. (“SAP”), as part of a multi-year plan to integrate and upgrade our systems and processes. As of July 31, 2021, SAP was operational, in all of North America and parts of Europe. We believe the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

As the phased implementation of this system continues, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as each of the affected areas evolves. For a discussion of risks related to the implementation of new systems, see Item 1A - "Risk Factors - Risks - Related to Our Intellectual Property and Information Technology - We rely on complex software systems and hosted applications to operate our business, and our business may be disrupted if we are unable to successfully/efficiently update these systems or convert to new systems." in the 2020 Form 10-K.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board has authorized, as announced on December 16, 2020, the repurchase of up to $100.0 million of the Company’s common stock. For the six months ended June 30, 2021, there were no repurchases of the Company’s common stock under this authorization. As of June 30, 2021, the approximate dollar value of shares that may still be repurchased under this authorization was $100.0 million. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. This authorization is scheduled to expire on December 31, 2021. The program does not require us to repurchase any specific number of shares.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 5, 2021	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)