Form 10-Q
period 2021-09-30
Simpson Manufacturing Co., Inc.
filed 2021-11-04
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

The number of shares of the registrant’s common stock outstanding as of November 2, 2021: 43,439,655

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	September 30,		December 31,
	2021	2020	2020
ASSETS
Current assets
Cash and cash equivalents	$294,180	$311,465	$274,639
Trade accounts receivable, net	236,535	226,447	165,128
Inventories	385,512	260,054	283,742
Other current assets	33,427	22,439	29,630
Total current assets	949,654	820,405	753,139

Property, plant and equipment, net	255,547	246,472	255,184
Operating lease right-of-use assets	41,513	41,453	45,792
Goodwill	133,495	133,734	135,844
Intangible assets, net	22,077	20,964	26,800
Other noncurrent assets	19,783	14,837	15,810
Total assets	$1,422,069	$1,277,865	$1,232,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$62,405	$42,271	$48,271
Accrued liabilities and other current liabilities	183,072	148,890	145,790
Total current liabilities	245,477	191,161	194,061
Operating lease liabilities	33,063	33,354	37,199
Long term debt, net of current portion	—	75,000	—
Deferred income tax and other long-term liabilities	20,526	17,550	20,366
Total liabilities	299,066	317,065	251,626
Commitments and contingencies (see Note 13)
Stockholders’ equity
Common stock, at par value	435	444	433
Additional paid-in capital	291,733	281,134	284,007
Retained earnings	885,472	772,851	720,441
Treasury stock	(37,635)	(72,058)	(13,510)
Accumulated other comprehensive loss	(17,002)	(21,571)	(10,428)
Total stockholders’ equity	1,123,003	960,800	980,943
Total liabilities and stockholders’ equity	$1,422,069	$1,277,865	$1,232,569

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$396,738	$364,304	$1,154,661	$974,048
Cost of sales	198,706	191,061	597,901	521,339
Gross profit	198,032	173,243	556,760	452,709
Operating expenses:
Research and development and other engineering	14,562	12,287	43,321	37,860
Selling	35,063	29,396	99,053	84,757
General and administrative	47,792	40,289	143,767	117,396
Total operating expenses	97,417	81,972	286,141	240,013
Net gain on disposal of assets	(4)	(72)	(112)	(209)
Income from operations	100,619	91,343	270,731	212,905
Interest expense, net and other	(846)	(518)	(5,259)	(3,202)
Income before taxes	99,773	90,825	265,472	209,703
Provision for income taxes	25,995	23,768	68,822	52,341
Net income	$73,778	$67,057	$196,650	$157,362
Other comprehensive income
Translation adjustment	(4,889)	6,238	(6,649)	3,170
Unamortized pension adjustments	(182)	28	209	88
Unrealized (losses) on derivative instruments	(153)	—	(134)	—
Comprehensive net income	$68,554	$73,323	$190,076	$160,620

Net income per common share:
Basic	$1.70	$1.54	$4.54	$3.60
Diluted	$1.70	$1.54	$4.52	$3.59

Number of shares outstanding
Basic	43,276	43,474	43,287	43,683
Diluted	43,485	43,683	43,500	43,873

Cash dividends declared per common share	$0.25	$0.23	$0.73	$0.69

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Three Months Ended September 30, 2021 and 2020

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at June 30, 2021	43,437	$435	$289,261	$822,497	$(11,778)	$(13,510)	$1,086,905
Net income	—	—	—	73,778	—	—	73,778
Translation adjustment, net of tax	—	—	—	—	(4,889)	—	(4,889)
Pension adjustment and other, net of tax	—	—	—	—	(335)	—	(335)
Stock-based compensation	—	—	2,606	—	—	—	2,606
Shares issued from release of Restricted Stock Units	2	—	(134)	—	—	—	(134)
Repurchase of common stock	(222)	—	—	—	—	(24,125)	(24,125)
Cash dividends declared on common stock, $0.25 per share	—	—	—	(10,803)	—	—	(10,803)
Balance at September 30, 2021	43,217	$435	$291,733	$885,472	$(17,002)	$(37,635)	$1,123,003

Balance at June 30, 2020	43,473	$444	$277,625	$716,038	$(27,837)	$(72,058)	$894,212
Net income	—	—	—	67,057	—	—	67,057
Translation adjustment and other, net of tax	—	—	—	—	6,238	—	6,238
Pension adjustment and other, net of tax	—	—	—	—	28	—	28
Stock-based compensation	—	—	3,651	—	—	—	3,651
Shares issued from release of Restricted Stock Units	3	—	(162)	—	—	—	(162)
Cash dividends declared on common stock, $0.23 per share	—	—	—	(10,244)	—	—	(10,244)
Common stock issued at $99.63 per share for stock bonus	—	—	20	—	—	—	20
Balance, at September 30, 2020	43,476	$444	$281,134	$772,851	$(21,571)	$(72,058)	$960,800

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Nine Months Ended September 30, 2021 and 2020

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2020	43,326	$433	$284,007	$720,441	$(10,428)	$(13,510)	$980,943
Net income	—	—	—	196,650	—	—	196,650
Translation adjustment, net of tax	—	—	—	—	(6,649)	—	(6,649)
Pension adjustment and other, net of tax	—	—	—	—	75	—	75
Stock-based compensation	—	—	12,432	—	—	—	12,432
Shares issued from release of Restricted Stock Units	106	1	(5,397)	—	—	—	(5,396)
Repurchase of common stock	(222)	—	—	—	—	(24,125)	(24,125)
Cash dividends declared on common stock, $0.73 per share	—	—	—	(31,619)	—	—	(31,619)
Common stock issued at $93.45 per share for stock bonus	7	1	691	—	—	—	692
Balance at September 30, 2021	43,217	$435	$291,733	$885,472	$(17,002)	$(37,635)	$1,123,003

Balance at December 31, 2019	44,209	$442	$280,216	$645,507	$(24,829)	$(9,379)	$891,957
Net income	—	—	—	157,362	—	—	157,362
Translation adjustment, net of tax	—	—	—	—	3,170	—	3,170
Pension adjustment and other, net of tax	—	—	—	—	88	—	88
Stock-based compensation	—	—	8,481	—	—	—	8,481
Shares issued from release of Restricted Stock Units	165	2	(7,905)	—	—	—	(7,903)
Repurchase of common stock	(902)	—	—	—	—	(62,679)	(62,679)
Cash dividends declared on common stock, $0.69 per share	—	—	—	(30,018)	—	—	(30,018)
Common stock issued at $81.30 per share for stock bonus	4	—	342	—	—	—	342
Balance, at September 30, 2020	43,476	$444	$281,134	$772,851	$(21,571)	$(72,058)	$960,800
The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net income	$196,650	$157,362
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(gain) on sale of assets and other	2,251	(204)
Depreciation and amortization	33,192	30,088
Noncash lease expense	7,237	6,246
Deferred income taxes	1,197	1,852
Noncash compensation related to stock plans	13,391	9,459
Provision of doubtful accounts	74	23
Changes in operating assets and liabilities:
Trade accounts receivable	(73,219)	(87,170)
Inventories	(104,223)	(7,199)
Trade accounts payable	15,527	7,825
Other current assets	(11,272)	(618)
Accrued liabilities and other current liabilities	45,924	21,762
Other noncurrent assets and liabilities	(4,631)	(9,808)
Net cash provided by operating activities	122,098	129,618
Cash flows from investing activities
Capital expenditures	(31,285)	(20,879)
Asset acquisitions, net of cash acquired	(218)	(1,425)
Equity method investments	(9,829)	—
Proceeds from sale of property and equipment	132	750
Net cash used in investing activities	(41,200)	(21,554)
Cash flows from financing activities
Repurchase of common stock	(24,125)	(62,679)
Proceeds from lines of credit	8,530	164,330
Repayments of lines of credit and capital leases	(8,632)	(89,347)
Debt issuance costs	(819)	(712)
Dividends paid	(30,815)	(30,164)
Cash paid on behalf of employees for shares withheld	(5,397)	(7,581)
Net cash used in financing activities	(61,258)	(26,153)
Effect of exchange rate changes on cash and cash equivalents	(99)	(656)
Net increase in cash and cash equivalents	19,541	81,255
Cash and cash equivalents at beginning of period	274,639	230,210
Cash and cash equivalents at end of period	$294,180	$311,465
Noncash activity during the period
Noncash capital expenditures	$550	$778
Dividends declared but not paid	10,847	10,000
Issuance of Company’s common stock for compensation	692	342

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation under GAAP. The Company assessed certain accounting matters that require the use of estimates and assumptions in context with the known and projected future impacts of the novel strain of coronavirus, COVID-19. The Company's actual results could differ materially from those estimates.

Interim Reporting Period

The accompanying unaudited quarterly condensed consolidated financial statements have been prepared in accordance with GAAP pursuant to the rules and regulations for reporting interim financial information and instructions on Form 10-Q. Accordingly, certain information and footnotes required by GAAP have been condensed or omitted. These interim statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”).

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

Revenue Recognition

Generally, the Company’s revenue contract with a customer exists when goods are shipped, services (if any) are rendered; and its related invoice is generated. The duration of the contract does not extend beyond the promised goods or services already transferred. The transaction price of each distinct promised product or service specified in the invoice is based on its relative stated standalone selling price. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer at a point in time. The Company’s shipping terms provide the primary indicator of the transfer of control. The Company’s general shipping terms are free on board (F.O.B.) shipping point, meaning that title and risk and rewards of ownership transfer at the point when the products leave the Company’s warehouse. The Company recognizes revenue based on the consideration specified in the invoice with a customer, excluding any sales incentives, discounts, and amounts collected on behalf of third parties (i.e., governmental tax authorities). Based on historical experience with the customer, the customer's purchasing pattern and its significant experience selling products, the Company concluded that a significant reversal in the cumulative amount of revenue recognized will not occur when the uncertainty (if any) is resolved (that is, when the total amount of purchases is known). Refer to Note 2 for additional information.

Net Income Per Common Share

The Company calculates net income per common share based on the weighted-average number of shares of the Company's common stock outstanding during the period. Potentially dilutive securities are included in the diluted per-share calculations using the treasury stock method for all periods when the effect is dilutive.
Accounting for Leases

The Company has operating leases for certain facilities, equipment, and automobiles. As an accounting policy for short-term leases, the Company elected to not recognize the right-of-use asset and liability, if, at the commencement date, the lease (1) has a term of 12 months or less and (2) does not include renewal and purchase options that the Company is reasonably certain to exercise. Monthly payments on short-term leases are recognized on the straight-line basis over the full lease term.

Accounting for Stock-Based Compensation

The Company recognizes stock-based compensation expense related to the estimated fair value of restricted stock awards on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term of four years. Stock-based expense related to performance share grants are measured based on grant date fair value and expensed on a graded basis over the service period of the awards, which is generally a performance period of three years. The performance conditions are based on the Company's achievement of revenue growth and return on invested capital over the performance period, and are evaluated for the probability of vesting at the end of each reporting period with changes in expected results recognized as an adjustment to expense. The assumptions used to calculate the fair value of restricted stock grants are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Fair Value of Financial Instruments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified under a three-tier fair valuation hierarchy based on the observability of the inputs available in the market: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The carrying amounts of trade accounts receivable, accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions and equity investment are classified as Level 3 within the fair value hierarchy as it is based on unobserved inputs such as management estimates and entity-specific assumptions and is evaluated on an ongoing basis. The fair value of foreign currency forward contracts, calculated based on Level 1 inputs, was not material as of September 30, 2021.

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

Cash and Cash Equivalents

The Company classifies investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. As of September 30, 2021 and 2020, the value of these investments were $28.6 million and $46.5 million, respectively, consisting of United States Treasury securities and money market funds. The value of the investments is based on cost, which approximates fair value based on Level 1 inputs.

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

The changes in the allowance for doubtful accounts receivable for the nine months ended September 30, 2021 are outlined in the table below:

	Balance at			Balance at
(in thousands)	December 31, 2020	Expense (Deductions), net	Write-Offs[1]	September 30, 2021

Allowance for Doubtful Accounts	$2,110	74	514	$1,670
1Amount is net of recoveries and the effect of foreign currency fluctuations for the nine months ended September 30, 2021.

Income Taxes

The Company uses an estimated annual tax rate to measure the tax benefit or tax expense recognized in each interim period.

Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting in response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on December 31, 2021. This ASU allows the option to account for and present a modification that meets the scope of the standard as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination required under the relevant topic or subtopic. Entities are permitted to apply the amendments to all contracts, cash flow and net investment hedge relationships that exist as of March 12, 2020. The relief provided in this ASU is only available for a limited time, generally through December 31, 2022. The Company's primary credit facility is the $300 million revolving line of credit (the "Credit Facility") with Wells Fargo Bank, which matures on July 12, 2026. Borrowings under the Credit Facility bear interest using LIBOR plus an applicable margin. The Credit Facility currently includes a provision for the determination of a successor LIBOR rate or an alternative rate of interest.

On March 5, 2021, ICE Benchmark Administration, the administrator of the LIBOR and the Financial Conduct Authority, announced that some United States Dollar LIBOR tenors (overnight, 1 month, 3 month, and 12 month) will continue to be published until June 30, 2023. The Company does not expect a material impact to its consolidated operating results, financial position or cash flow from the transition from LIBOR to alternative reference interest rates, but the Company will continue to monitor the impact of the transition until it is completed.

All issued and effective accounting standards during the third quarter of 2021 were determined to be not relevant or material to the Company.

2.    Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates sales into the following major product groups as described in the footnote for segment information included in these interim financial statements under Note 14.

Wood Construction Products Revenue. Wood construction products represented 86% of total sales for both the nine months ended September 30, 2021 and 2020.

Concrete Construction Products Revenue. Concrete construction products represented 14% of total sales for both the nine months ended September 30, 2021 and 2020.

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

Other Revenue. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and services were less than 1.0% of sales and recognized as the services are completed or by transferring control over a product to a customer at a point in time. Services may be sold separately or in bundled packages. The typical contract length for a service is generally less than one year. For bundled packages, the Company accounts for individual services separately when they are distinct within the context of the contract. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from the service on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services in a bundle based on their relative stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the services.

Reconciliation of Contract Balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of September 30, 2021, the Company had no contract assets or contract liabilities from contracts with customers.

3.    Net Income Per Share

The following table reconciles basic net income per share of the Company's common stock to diluted net income per share for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net income available to common stockholders	$73,778	$67,057	$196,650	$157,362
Basic weighted-average shares outstanding	43,276	43,474	43,287	43,683
Dilutive effect of potential common stock equivalents — restricted stock units	209	209	213	190
Diluted weighted-average shares outstanding	43,485	43,683	43,500	43,873
Net income per common share:
Basic	$1.70	$1.54	$4.54	$3.60
Diluted	$1.70	$1.54	$4.52	$3.59

4.    Stockholders' Equity

Treasury Shares

As of September 30, 2021, the Company held 373,034 shares of its common stock as treasury shares.

During the nine months ended September 30, 2021, the Company repurchased 222,060 shares of the Company's common stock in the open market at an average of $108.64 per share, for a total of $24.1 million. As of September 30, 2021, approximately $75.9 million remains available for repurchase under the previously announced $100 million share repurchase authorization (which expires at the end of 2021).

5.    Stock-Based Compensation

The Company allocates stock-based compensation expense related to equity plans for employees and non-employee directors among the cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees or non-employee directors to whom the stock-based compensation is awarded. The Company recognized stock-based compensation expense related to its equity plans for employees of $2.6 million and $4.0 million for the three months ended September 30, 2021 and 2020, respectively, and $12.4 million and $9.5 million for the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021, the Company granted 133,717 restricted stock units ("RSUs") to the Company's employees, including officers at an estimated weighted average fair value of $100.93 per share based on the closing price (adjusted for the present value of dividends) of the Company's common stock on the grant date. The RSUs granted to the Company's employees may be performance-based and/or time-based. Certain performance-based RSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the RSU agreement over a cumulative three-year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time-based RSUs that are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year vesting-term of the award.

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

As of September 30, 2021, the Company's aggregate unamortized stock compensation expense was approximately $20.3 million, which is expected to be recognized in expense over a weighted-average period of 2.3 years.

6.    Trade Accounts Receivable, Net

Trade accounts receivable at the dates indicated consisted of the following:

	At September 30,		At December 31,
(in thousands)	2021	2020	2020
Trade accounts receivable	$241,955	$231,559	$170,001
Allowance for doubtful accounts	(1,670)	(2,032)	(2,110)
Allowance for sales discounts and returns	(3,750)	(3,080)	(2,763)
	$236,535	$226,447	$165,128

7.    Inventories

Inventories at the dates indicated consisted of the following:

	At September 30,		At December 31,
(in thousands)	2021	2020	2020
Raw materials	$149,488	$100,198	$95,777
In-process products	28,399	21,533	21,803
Finished products	207,625	138,323	166,162
	$385,512	$260,054	$283,742

8.    Derivative Instruments

The Company transacts business in various foreign countries and may therefore be exposed to foreign currency exchange rate risk. The Company has established risk management programs to protect against volatility in the value of non-functional future cash flows caused by changes in foreign currency exchange rates and tries to maintain a partial or fully hedged position for certain transaction exposures when management considers appropriate. The Company enters into short-term foreign currency derivatives contracts, namely forward contracts, to hedge only those currency exposures associated with cash flows denominated in non-functional currencies. Gains and losses on the Company's derivative contracts are designed to offset losses and gains on the transactions hedged, and accordingly, generally do not subject the Company to risk of significant accounting losses. The Company hedges committed exposures and does not engage in speculative transactions. The credit risk of these derivative contracts is minimized since the contracts are with a large financial institution, and accordingly, fair value adjustments related to the credit risk of the counterparty financial institution are not material.

The Company sources certain materials for its concrete products from a wholly owned subsidiary in China, and as a result is exposed to variability in cash outflows associated with changes in the foreign exchange rate between the United States Dollar and the Chinese Yuan (CNY). As of September 30, 2021, the aggregate notional amount of the Company's outstanding foreign currency derivative contracts was to buy CNY 14.1 million by selling $2.0 million throughout fiscal year 2021. These forward contracts are accounted for as cash flow hedges under the accounting standards, and the fair value included in other current assets or other current liabilities, as applicable, in the consolidated balance sheet was $0.1 million.

Net deferred gains and losses on these contracts relating to changes in fair value are included in accumulated other comprehensive income or loss ("OCI"), a component of shareholders' equity in the consolidated balance sheets, and are reclassified into the line item in the consolidated statement of income in which the hedged items are recorded in the same period the hedged item affects earnings. For the nine months ended September 30, 2021, gains on these contracts of $0.4 million were recognized, as a reduction of cost of sales. Changes in fair value of any forward contracts that are determined to be ineffective are immediately reclassified from OCI into earnings. The amounts deferred in OCI are expected to be recognized as a component of cost of sales in the consolidated statement of operations from 2021 to 2022. There were no amounts recognized due to ineffectiveness during the nine months ended September 30, 2021.

9.    Property, Plant and Equipment, Net

Property, plant and equipment, net, at the dates indicated consisted of the following:

	At September 30,		At December 31,
(in thousands)	2021	2020	2020
Land	$28,232	$28,287	$28,553
Buildings and site improvements	201,730	201,020	203,421
Leasehold improvements	5,956	5,699	7,091
Machinery, equipment, and software	396,201	363,187	372,923
	632,119	598,193	611,988
Less accumulated depreciation and amortization	(400,981)	(369,655)	(377,460)
	231,138	228,538	234,528
Capital projects in progress	24,409	17,934	20,656
Total	$255,547	$246,472	$255,184

10.    Goodwill and Intangible Assets, Net

Goodwill at the dates indicated was as follows:

	At September 30,		At December 31,
(in thousands)	2021	2020	2020
North America	$96,306	$96,161	$96,311
Europe	35,816	36,215	38,059
Asia/Pacific	1,373	1,358	1,474
Total	$133,495	$133,734	$135,844

Intangible assets, net, at the dates indicated were as follows:

	At September 30, 2021
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$41,003	$(25,563)	$15,440
Europe	26,361	(19,724)	6,637
Total	$67,364	$(45,287)	$22,077

	At September 30, 2020
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$33,755	$(21,761)	$11,994
Europe	25,930	(16,960)	8,970
Total	$59,685	$(38,721)	$20,964

	At December 31, 2020
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$40,786	$(22,697)	$18,089
Europe	26,341	(17,630)	8,711
Total	$67,127	$(40,327)	$26,800

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization expense of definite-lived intangible assets was $1.5 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and was $5.0 million and $4.5 million for the nine months ended September 30, 2021 and 2020, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 6.3 years.

The only indefinite-lived intangible asset, consisting of a trade name, totaled $0.6 million at September 30, 2021.

At September 30, 2021, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)

Remaining three months of 2021	$1,538
2022	4,387
2023	3,490
2024	2,439
2025	2,211
2026	1,481
Thereafter	5,914
$21,460

The changes in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2021, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2020	$135,844	$26,800
Acquisitions	—	218
Reclassifications	(106)	348
Amortization	—	(4,960)
Foreign exchange	(2,243)	(329)
Balance at September 30, 2021	$133,495	$22,077

11.    Leases

Operating Lease Obligations

The Company has operating leases for certain facilities, equipment and automobiles. The existing operating leases expire at various dates through 2025, some of which include options to extend the leases for up to 5 years. The Company measured the lease liability at the present value of the lease payments to be made over the lease term. The lease payments are discounted using the Company's incremental borrowing rate. The Company measured the right-of-use ("ROU") assets at the amount at which the lease liability is recognized plus initial direct costs incurred or prepayment amounts. The ROU assets are amortized on a straight-line basis over the lease term.

The following table provides a summary of leases included on the condensed consolidated balance sheets as of September 30, 2021 and 2020 and December 31, 2020, condensed consolidated statements of earnings and comprehensive income, and condensed consolidated statements of cash flows as of three and nine months ended September 30, 2021 and 2020:

	Condensed Consolidated Balance Sheets Line Item	September 30,		December 31,
(in thousands)		2021	2020	2020
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$41,513	$41,453	$45,792
Liabilities
Operating - current	Accrued expenses and other current liabilities	8,849	$8,443	$9,143
Operating - noncurrent	Operating lease liabilities	33,063	33,354	37,199
Total operating lease liabilities		$41,912	$41,797	$46,342

Finance leases
Assets
Property and equipment, gross	Property, plant and equipment, net	$3,569	$3,569	$3,569
Accumulated amortization	Property, plant and equipment, net	(3,340)	(3,036)	(3,112)
Property and equipment, net	Property, plant and equipment, net	$229	$533	$457
Liabilities
Other current liabilities	Accrued expenses and other current liabilities	$—	$771	$384
Total finance lease liabilities		$—	$771	$384

The components of lease expense were as follows:

	Condensed Consolidated Statements of Earnings and Comprehensive Income Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2021	2020	2021	2020
Operating lease cost	General administrative expenses and cost of sales	$2,958	$2,736	$8,570	$7,708

Finance lease cost:
Amortization of right-of-use assets	General administrative expenses	$2	$218	$215	$654
Interest on lease liabilities	Interest expense, net	—	7	2	28
Total finance lease		$2	$225	$217	$682

Other Information

Supplemental cash flow information related to leases as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,919	$2,611	$8,417	$7,395
Finance cash flows for finance leases	2	290	291	870

Operating right-of-use assets obtained in exchange for lease obligations during the current period	926	7,155	5,624	14,312
The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2021:

(in thousands)	Operating Leases
Remaining three months of 2021	$2,822
2022	10,058
2023	7,662
2024	5,872
2025	5,063
Thereafter	17,852
Total lease payments	49,329
Less: Present value discount	(7,417)
Total lease liabilities	$41,912

The following table summarizes the Company's lease terms and discount rates as of September 30, 2021 and 2020:

Weighted-average remaining lease terms (in years):	2021	2020
Operating leases	6.77	7.03
Finance leases	0.0	0.71
Weighted-average discount rate:
Operating leases	5.26%	5.3%
Finance leases	—%	3.27%

12.    Debt

As previously disclosed, the Credit Facility is the $300.0 million revolving line of credit with Wells Fargo Bank and is the Company's primary credit facility. In addition to the Credit Facility, certain of the Company’s domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders. Together, these credit facilities provide the Company with a total of $304.0 million in revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles. There was a $0.6 million outstanding balance as of September 30, 2021 and there were no outstanding balances as of September 30, 2020 and December 31, 2020, respectively.

The Company was in compliance with its financial covenants under the Credit Facility as of September 30, 2021.

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

Gentry Homes, Ltd. v. Simpson Strong-Tie Company Inc., et al., Case No. 17-cv-00566, was filed in a federal district court in Hawaii against Simpson Strong-Tie Company Inc. and the Company on November 20, 2017. The Gentry Case is a product of a previous state court class action, Nishimura v. Gentry Homes, Ltd., et al., Civil No. 11-1-1522-07, which is now closed. The Nishimura case concerned alleged corrosion of the Company’s galvanized “hurricane straps” and mudsill anchor products used in a residential project in the Ewa District of Honolulu, Hawaii by Gentry Homes, Ltd. ("Gentry"). In the Gentry Case, Gentry alleges breach of warranty and negligent misrepresentation by the Company related to its “hurricane strap” and mudsill anchor products. The Gentry Case was resolved pursuant to a written settlement agreement ("Settlement") without adjudication or any admission of liability by the Company. The Settlement may not be used as evidence of liability against the party. The case will be dismissed with prejudice by no later than January 4, 2022. The Company incurred no uninsured liability to the plaintiff in connection with the Gentry Case, or the Settlement.

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

The following tables illustrate certain measurements used by management to assess the performance of its reportable segments as of or for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net Sales
North America	$338,591	$316,902	$989,711	$852,759
Europe	54,832	44,766	155,567	114,877
Asia/Pacific	3,315	2,636	9,383	6,412
Total	$396,738	$364,304	$1,154,661	$974,048
Sales to Other Segments*
North America	$815	$629	$1,732	$1,940
Europe	1,226	1,193	4,386	3,755
Asia/Pacific	5,856	7,240	19,849	17,717
Total	$7,897	$9,062	$25,967	$23,412
Income (Loss) from Operations
North America	$96,954	$87,378	$261,487	$213,135
Europe	7,517	6,074	15,681	7,100
Asia/Pacific	313	519	941	(160)
Administrative and all other	(4,165)	(2,628)	(7,378)	(7,170)
Total	$100,619	$91,343	$270,731	$212,905

*    Sales to other segments are eliminated in consolidation.

			At
	At September 30,		December 31,
(in thousands)	2021	2020	2020
Total Assets
North America	$1,274,937	$1,524,482	$1,059,967
Europe	207,744	186,051	198,647
Asia/Pacific	32,748	31,109	32,754
Administrative and all other	(93,360)	(463,777)	(58,799)
Total	$1,422,069	$1,277,865	$1,232,569

Cash collected by the Company’s United States subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore, has been included in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $219.7 million, $244.5 million, and $199.8 million, as of September 30, 2021 and 2020, and December 31, 2020, respectively. Total "Administrative and all other" assets are net of inter-segment due to and from accounts eliminated in consolidation.

While the Company manages its business by geographic segment, the following table illustrates the distribution of the Company’s sales by product group as additional information for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Wood construction products	$338,896	$311,167	$996,261	$834,411
Concrete construction products	57,589	52,983	157,417	139,299
Other	253	154	983	338
Total	$396,738	$364,304	$1,154,661	$974,048

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

15.    Subsequent Events

Dividend Declared

On October 19, 2021, the Company’s Board of Directors (the "Board") declared a quarterly cash dividend of $0.25 per share, estimated to be $10.8 million in total. The dividend will be payable on January 27, 2022, to the Company's stockholders of record on January 6, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Each of the terms the “Company,” “we,” “our,” “us” and similar terms used herein refer collectively to Simpson Manufacturing Co., Inc., a Delaware corporation, and its wholly-owned subsidiaries, including Simpson Strong-Tie Company Inc., unless otherwise stated. The Company regularly uses its website to post information regarding its business and governance. The Company encourages investors to use http://www.simpsonmfg.com as a source of information about the Company. The information on our website is not incorporated by reference into other material we file with or furnish to the Securities and Exchange Commission, except as explicitly noted or as required by law.

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

Forward-looking statements are subject to inherent uncertainties, risks and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in our forward looking statements include, among others, those discussed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Additional risks include: the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies, such as the recent outbreak of a novel strain of coronavirus (COVID-19); volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and existing credit facilities; restrictions on our business and financial covenants under our bank credit agreement; reliance on employees subject to collective bargaining agreements; and or ability to repurchase shares of our common stock and the amounts and timing of repurchases, if any.

We caution that you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission (the "SEC"), we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and factors that may affect our business.

Overview

We design, manufacture and sell building construction products that are of high quality and performance, easy to use and cost-effective for customers. We operate in three business segments determined by geographic region: North America, Europe and Asia/Pacific.

At our March 23, 2021 analyst and investor day, we unveiled several key growth initiatives that we believe will help us continue our track record of above market revenue growth through a combination of organic and inorganic opportunities. Our organic opportunities are focused on expansion into new markets within our core competencies of wood and concrete products. These key growth initiatives will focus on the original equipment manufacturers, repair and remodel or do-it-yourself, mass timber, concrete and structural steel markets.

In order to grow in these markets, we aspire to be among the leaders in engineered load-rated construction building products and systems and building technology while leveraging our engineering expertise, deep-rooted relationships with top builders, engineers, contractors, code officials and distributors, along with our ongoing commitment to testing, research and innovation. Importantly, we currently have existing products, testing results, distribution and manufacturing capabilities for our key growth initiatives. Although these initiatives are all currently in different stages of development, our successful growth in these areas will ultimately be a function of expanding our sales and/or marketing functions to promote our products to different end users and distribution channels, expanding our customer base, and potentially introducing new products in the future.

Also during the March analyst and investor day, we highlighted our five-year ambitions, which are as follows:

1.Strengthen our values-based culture;
2.Be the business partner of choice;
3.Strive to be an innovative leader in our product categories;
4.Continue above market growth relative to the United States housing starts;
5.Remain within the top quartile of our proxy peers for operating income margins; and
6.Remain in the top quartile of our proxy peers for return on invested capital.

As with our key growth initiatives, we expect to make periodic updates related to material developments with our five-year ambitions.

COVID-19 surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a worldwide pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. As of September 30, 2021, the effects of and responses to the pandemic continue to have a significant impact on worldwide economic activity and on macroeconomic conditions. Although vaccines are available in numerous countries the vaccination level varies by country and in the United States by state. The duration and severity of the effects of the pandemic are still unknown and cannot be predicted with any certainty. Despite this lessening impact throughout 2021, we continue to monitor the COVID-19 pandemic for potential impact on our business and take precautions to provide a safe environment for our employees and customers. Notwithstanding the Company's continued efforts to promote the health and safety of our employees, suppliers and customers, as the COVID-19 pandemic continues, health concern risks remain. It also remains unclear how various national, state, and local governments will react if new variants of the virus become more prevalent.

In response to the pandemic, government authorities in the countries and states where we operate issued various and differing shelter in place and stay at home orders, social distancing guidelines, mask mandates and other measures in response to the COVID-19 pandemic. In many of those locations our operations are classified as an "essential business" and we continue to operate our business in compliance with applicable state and local laws and are observing recommended Centers for Disease Control and Prevention guidelines to minimize the risk of spreading the COVID-19 virus. We have undertaken numerous steps and instituted additional precautions to comply with health and safety guidelines and to protect our employees, suppliers and customers, as their safety and well-being is one of our top priorities, and to comply with health and safety guidelines. These steps and precautions include enhanced deep cleaning, staggered shifts, temperature checking, use of face masks, practicing social distancing and limiting non-employees at our locations, amongst other safety related policies and procedures. Although vaccines are available where we operate, health concern risks remain and it is possible the COVID-19 pandemic could further impact our operations and the operations of our suppliers and vendors, particularly in light of variant strains of COVID-19 that may cause a resumption of high levels of infection and hospitalization.

The Company’s management team continues to monitor and manage its ability to operate effectively and, to date, the Company has not experienced any significant disruptions within its supply chain. Our supply chain partners have been very supportive and continue to do their part to ensure that service levels to our customers remain strong and, to date, we have not experienced any supply-chain disruptions and continued to meet our customers’ needs despite the challenges presented by the COVID-19 pandemic. We will continue to communicate with our supply chain partners to identify and mitigate risk and to manage inventory levels.

In response to the COVID-19 pandemic the Company proactively took measures to maintain and preserve its strong financial position and flexibility. The Company's Crisis Management Team, which includes members of senior management, meets regularly to review and assess the status of the Company's operations and the health and safety of its employees.

The Company’s business, financial condition and results of operations depends significantly on the level of United States. housing starts and residential construction activity. Though single-family housing starts increased significantly from prior-year's level, we believe there is uncertainty that demand will increase in the short-term due to a number of supply-chain factors affecting new home completion. With recent sales price increases, we believe sales will likely increase in future periods even if demand does not decrease. However, increased selling prices are expected to be offset by increasing material costs, sourcing logistics complications and a tight labor market, which could negatively affect operating margins for the remainder of 2021.

Management continues to monitor the impact of rising material input and product logistics costs on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce.

Factors Affecting Our Results of Operations

Unlike lumber or other products that have a more direct correlation to United States housing starts, our products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. Our products are generally used in a sequential process that follows the construction process. Residential and commercial construction begins with the foundation, followed by the wall and the roof systems, and then the installation of our products, which flow into a project or a house according to these schedules.

Our sales also tend to be seasonal, with operating results varying from quarter to quarter. With some exceptions, our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year, as our customers tend to purchase construction materials in the late spring and summer months for the construction season. Weather conditions, such as extended cold or wet weather, which affect and sometimes delay installation of some of our products, could negatively affect our results of operations. Political and economic events such as tariffs and the possibility of additional tariffs on imported raw materials or finished goods or such as labor disputes can also have an effect on our gross and operating profits as well as the amount of inventory on-hand. Our operations can also be affected by a volatile steel market and stressed product transportation systems. Changes in raw material cost could negatively affect our gross profit and operating margins depending on the timing of raw material purchases or how much sales prices can be increased to offset higher raw material costs. Delays in receiving products or shipping sales orders, as well as increased transportation costs, could negatively impact sales and operating profits.

Our operations also expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic.

Business Segment Information

Historically our North America segment has generated more revenues from wood construction products compared to concrete construction products. Our wood construction product sales increased 8.9% for the quarter ended September 30, 2021 compared to September 30, 2020, and our concrete construction product sales also increased 8.7% for the quarter ended September 30, 2021 compared to September 30, 2020. To date we have implemented four product price increases in 2021, in early April, mid-June, mid-August and our fourth in mid-October. These product price percentage increases ranged from mid-single digits to mid-teens depending on the product mix, for certain of our wood connector, fastener and concrete products in the United States. Our third quarter sales benefited primarily from a full quarter of the first two price increases. The increase in sales for the quarter ended September 30, 2021 compared to September 30, 2020 was predominately due to these price increases and was partly offset by decreases in sales volumes from our home center channel. These price increases were also the primary contributor to gross profits and operating profits increasing over the same comparable periods. We currently anticipate significant gross margin and operating margin compression beginning in fiscal year 2022 as higher priced raw materials and rising average cost of steel on hand offset the four 2021 price increases.

Our Europe segment also generates more revenues from wood construction products than concrete construction products. Europe sales increased for the quarter ended September 30, 2021 compared to September 30, 2020, primarily due to higher sales volumes in local currency and were positively affected by approximately $0.9 million in foreign currency translation related to Europe's currencies strengthening against the United States Dollar. Wood construction product sales increased 24.7% for the quarter ended September 30, 2021 compared to September 30, 2020. Concrete construction product sales are mostly project based, and sales increased 14.9% for the quarter ended September 30, 2021 compared to September 30, 2020. Gross margins decreased, mostly due to higher factory costs, partly offset by lower material, warehouse and shipping costs. Operating expenses increased, primarily due to increased professional fees and personnel costs. If current economic conditions continue and factoring in recently announced sales price increases, we believe Europe operating margins will be higher in 2021 compared to 2020. However, increased steel costs and product sourcing complications could offset increased sales and negatively affect operating margins in fiscal year 2022.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

Since September 2020, inventory pounds in North America, which is the bulk of our inventory, decreased 5% while the weighted average cost per pound of total on hand increased approximately 61%. Based on our current expectations, we are anticipating continued raw material cost pressure for the remainder of 2021 and into fiscal 2022. Our gross margins thus far in 2021 reflect an average cost of steel sourced prior to and during the increasing steel price market. As we work through our on hand inventory and continue to buy raw material at these much higher prices, our anticipated costs of goods sold are expected to increase significantly in late 2021 and into 2022, even if prices for raw material begin to decline, which will adversely affect our margins as the impact from averaging raw material costs typically lags our price increases. As a result, and based on our updated fiscal 2021 operating margin outlook, we currently expect our operating margin for the full year of 2022 will decline by approximately 400 to 500 basis points year-over-year.

Business Outlook

On October 25, 2021, the Company updated certain elements of its full year outlook, primarily reflecting actual results of the third quarter, as well as the Company's latest views on raw material input costs and demand trends. The Company's outlook for fiscal year 2021 is as follows:

•Operating margin is estimated to be in the range of 20.0% to 22.0%.

•The effective tax rate is estimated to be in the range of 25.0% to 26.0%, including both federal and state income tax rates.

•Capital expenditures are estimated to be in the range of $55 million to $60 million.

Results of Operations for the Three Months Ended September 30, 2021, Compared with the Three Months Ended September 30, 2020

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended September 30, 2021, against the results of operations for the three months ended September 30, 2020. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended September 30, 2020 and the three months ended September 30, 2021.

Third Quarter 2021 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the three months ended September 30, 2021, from the three months ended September 30, 2020, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	September 30,	North		Asia/	Admin &	September 30,
(in thousands)	2020	America	Europe	Pacific	All Other	2021
Net sales	$364,304	$21,689	$10,066	$679	$—	$396,738
Cost of sales	191,061	494	6,366	916	(131)	198,706
Gross profit	173,243	$21,195	$3,700	$(237)	131	198,032
Research and development and other engineering expense	12,287	2,379	(26)	(78)	—	14,562
Selling expense	29,396	4,597	1,020	49	1	35,063
General and administrative expense	40,289	4,647	1,236	(32)	1,652	47,792
Total operating expenses	81,972	11,623	2,230	(61)	1,653	97,417
Net loss (gain) on disposal of assets	(72)	11	28	30	(1)	(4)
Income from operations	91,343	9,561	1,442	(206)	(1,521)	100,619
Interest income (expense), net and other	(518)	197	(642)	(151)	268	(846)
Income before income taxes	90,825	9,758	800	(357)	(1,253)	99,773
Provision for income taxes	23,768	635	172	(199)	1,619	25,995
Net income	$67,057	$9,123	$628	$(158)	$(2,872)	$73,778

Net sales increased 8.9% to $396.7 million from $364.3 million primarily by the implementation of two product price increases during the second quarter along with a marginal increase in sales volume. Wood construction product sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% of the Company's total sales in both the third quarters of 2021 and 2020. Concrete construction product sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% of the Company's total sales in both the third quarters of 2021 and 2020.

Gross profit increased 14.3% to $198.0 million from $173.2 million. Gross margins increased to 49.9% from 47.6%, primarily due to product price increases partially offset by marginal increases in average material costs. Gross margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding certain expenses that are allocated according to product group, increased to 50.2% from 48.0% for wood construction products and increased to 44.6% from 42.1% for concrete construction products, respectively.

Research and development and engineering expense increased 18.5% to $14.6 million from $12.3 million, primarily due to increases of $1.4 million in personnel costs and $0.3 million in patent expense,

Selling expense increased 19.3% to $35.1 million from $29.4 million, primarily due to increases of $2.0 million in personnel costs, $1.1 million in travel related costs, $0.9 million in professional fees, $0.8 million in commissions, and a $0.4 million new charitable donation.

General and administrative expense increased 18.6% to $47.8 million from $40.3 million, primarily due to increases of $3.9 million in personnel costs, $3.0 million in professional fees, and $0.6 million in cash profit sharing expense, partly offset by a decrease of $0.8 million in stock-based compensation expense.

Our effective income tax rate decreased to 26.1% from 26.2%.

Consolidated net income was $73.8 million compared to $67.1 million. Diluted earnings per share was $1.70 compared to $1.54.

Net sales

The following table represents sales by segment for the three-month periods ended September 30, 2021 and 2020:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
September 30, 2020	$316,902	$44,766	$2,636	$364,304
September 30, 2021	338,591	54,832	3,315	396,738
Increase	$21,689	$10,066	$679	$32,434
Percentage increase	6.8%	22.5%	25.8%	8.9%

The following table represents segment sales as percentages of total sales for the three-month periods ended September 30, 2021 and 2020:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2020 net sales	87%	12%	1%	100%
Percentage of total 2021 net sales	85%	14%	1%	100%

Gross profit

The following table represents gross profit by segment for the three-month periods ended September 30, 2021 and 2020:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
September 30, 2020	$155,061	$16,980	$1,376	$(174)	$173,243
September 30, 2021	176,256	20,680	1,139	(43)	198,032
Increase (decrease)	$21,195	$3,700	$(237)	$131	$24,789
Percentage Increase	13.7%	21.8%	*	*	14.3%

* The statistic is not meaningful or material.

The following table represents gross margin by segment for the three months ended September 30, 2021 and 2020:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2020 gross margin percentage	48.9%	37.9%	52.2%	*	47.6%
2021 gross margin percentage	52.1%	37.7%	34.4%	*	49.9%

* The statistic is not meaningful or material.

North America

•Net sales increased 6.8%, due primarily to product price increases that took effect at various times through the year, in an effort to offset rising material costs, and were partly offset by a decline in sales volumes primarily in our home center channel. Canada's sales also increased primarily due to higher sales volumes and were positively impacted by approximately $1.0 million in foreign currency translation.

•Gross margin increased to 52.1% from 48.9%, primarily due to the aforementioned product price increases in the second and third quarters of 2021.

•Research, development and engineering expenses increased 21.2%, primarily due to increases of $1.3 million in personnel costs and $0.3 million in professional fees, and $0.3 million in patent costs.

•Selling expense increased 18.9%, primarily due to increases of $2.1 million in personnel costs and commissions, $1.1 million in travel–associated expenses, $0.4 million in donations, and $0.3 million in advertising costs.

•General and administrative expense increased 14.5%, primarily due to increases of $2.8 million in personnel costs, $1.0 million for cash profit sharing expense, $0.4 million in professional fees, $0.2 million for depreciation expense, partly offset by a decrease of $0.3 million in stock-based compensation.

•Income from operations increased by $9.6 million, primarily due to increased gross profit, partly offset by higher operating expenses due to higher personnel costs and professional fees.

Europe

•Net sales increased 22.5%, primarily due to higher sales volumes compared to last year’s COVID-19 related slow-down. Europe's sales also benefited by approximately $0.9 million in foreign currency translation related to Europe's currencies strengthening against the United States Dollar.

•Gross margin decreased slightly to 37.7% from 37.9%, primarily due to higher factory costs, partly offset by lower material, warehouse and shipping costs, each as a percentage of net sales.

•Income from operations increased by $1.4 million, primarily due to the increase in sales volumes and gross profit, partly offset by higher operating expenses.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended September 30, 2021 and 2020.

Results of Operations for the Nine Months Ended September 30, 2021, Compared with the Nine Months Ended September 30, 2020

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the nine months ended September 30, 2021, against the results of operations for the nine months ended September 30, 2020. Unless otherwise stated, the results announced below, when referencing “both periods,” refer to the nine months ended September 30, 2020 and the nine months ended September 30, 2021

Year-to-Date (9-month) 2021 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the nine months ended September 30, 2021, from the nine months ended September 30, 2020, and the increases or decreases for each category by segment:

	Nine Months Ended	Increase (Decrease) in Operating Segment					Nine Months Ended
	September 30,	North			Asia/	Admin &	September 30,
(in thousands)	2020	America	Europe		Pacific	All Other	2021
Net sales	$974,048	$136,952	$40,690		$2,971	$—	$1,154,661
Cost of sales	521,339	49,745	25,249		1,407	161	597,901
Gross profit	452,709	87,207	15,441		1,564	(161)	556,760
Research and development and other engineering expense	37,860	5,102	351		7	1	43,321
Selling expense	84,757	11,235	2,646		413	2	99,053
General and administrative expense	117,396	22,440	3,810		75	46	143,767
	240,013	38,777	6,807		495	49	286,141
Net gain on disposal of assets	(209)	77	53	-0.922	(33)	—	(112)
Income from operations	212,905	48,353	8,581		1,102	(210)	270,731
Interest expense, net and other	(3,202)	(2,636)	421		(208)	366	(5,259)
Income before income taxes	209,703	45,717	9,002		894	156	265,472
Provision for income taxes	52,341	14,668	1,537		10	266	68,822
Net income	$157,362	$31,049	$7,465		$884	$(110)	$196,650

Net sales increased 18.5% to $1,154.7 million from $974.0 million due to increases in sales volumes as well as the implementation of product price increases at various times during the first nine months of 2021. Wood construction product sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 86% of the Company's total sales in the first nine months of 2021 and 2020. Concrete construction product sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14% of the Company's total sales in the first nine months of 2021 and 2020.

Gross profit increased 23.0% to $556.8 million from $452.7 million. Gross margins increased to 48.2% from 46.5%, primarily due to product price increases, lower labor and factory expenses, and offset partly by higher material costs, warehouse, and shipping expense each as a percentage of net sales. The gross margins, including certain inter-segment expenses, which were eliminated in consolidation, and excluding other expenses that are allocated according to product group, increased to 48.1% from 46.6% for wood construction products and increased to 45.0% from 42.3% for concrete construction products.

Research and development and engineering expense increased 14.4% to $43.3 million from $37.9 million primarily due to increases of $2.9 million in personnel costs, $1.1 million in patent and code approval costs, and $0.9 million in professional fees.

Selling expense increased to $99.1 million from $84.8 million, primarily due to increases of $9.3 million in personnel costs and sales commissions, $3.7 million in professional fees, $1.0 million in stock-based compensation, $0.8 million cash profit sharing expense, and $0.6 million travel-related expenses, partly offset by decreases of $0.6 million in advertising and promotional expense, and $0.6 million of higher software development costs being capitalized.

General and administrative expense increased to $143.8 million from $117.4 million, primarily due to increases of $8.1 million in personnel costs, $7.2 million in professional fees, $3.0 million in stock-based compensation, $3.0 million in cash profit sharing expenses, $2.1 million in depreciation and amortization expenses, as well as, $1.0 million in higher software development expenses net of capitalization.

Our effective income tax rate increased to 25.9% from 25.0%.

Consolidated net income was $196.7 million compared to $157.4 million. Diluted earnings per share was $4.52 compared to $3.59.

Net sales

The following table represents net sales by segment for the nine-month periods ended September 30, 2020 and 2021:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Nine Months Ended
September 30, 2020	$852,759	$114,877	$6,412	$974,048
September 30, 2021	989,711	155,567	9,383	1,154,661
Increase	$136,952	$40,690	$2,971	$180,613
Percentage increase	16.1%	35.4%	46.3%	18.5%

The following table represents segment sales as percentages of total net sales for the nine-month periods ended September 30, 2020 and 2021, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2020 net sales	88%	12%	—%	100%
Percentage of total 2021 net sales	86%	14%	—%	100%

Gross profit

The following table represents gross profit by segment for the nine-month periods ended September 30, 2020 and 2021:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Nine Months Ended
September 30, 2020	$409,863	$40,787	$2,026	$33	$452,709
September 30, 2021	497,070	56,228	3,590	(128)	556,760
Increase (decrease)	$87,207	$15,441	$1,564	$(161)	$104,051
Percentage increase	21.3%	37.9%	*	*	23.0%

* The statistic is not meaningful or material

The following table represents gross margin by segment for the nine-month periods ended September 30, 2020 and 2021:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2020 gross margin percentage	48.1%	35.5%	31.6%	*	46.5%
2021 gross margin percentage	50.2%	36.1%	38.3%	*	48.2%

* The statistic is not meaningful or material.

North America

•Net sales increased 16.1%, primarily due to higher sales volumes from most of our distribution channels, partly offset by lower sales volumes from home center channel, and product price increases implemented during the second and third quarters of 2021. Canada's sales increased primarily due to increases in sales volume and were positively affected by $4.2 million foreign currency translation in local currency.

•Gross margin increased to 50.2% from 48.1%, primarily due to product price increases implemented during the second and third quarters, and decreases in labor, factory and freight costs, partly offset by higher material costs, each as a percentage of net sales.

•Research and development and engineering expense increased $5.1 million, primarily due to increases of $2.5 million in personnel costs, $1.3 million in professional fees, $0.6 million in patent costs, and $0.2 million in depreciation.

•Selling expense increased $11.2 million, primarily due to increases of $6.2 million in personnel costs and sales commissions, $1.6 million in professional fees, $0.9 million in stock-based compensation, $0.6 million in donation expense, and $0.5 million in cash profit sharing expense, partly offset by decreases of $0.2 million in depreciation expense.

•General and administrative expense increased $22.4 million, primarily due to increases of $8.1 million in professional fees, including legal fees, $5.6 million in personnel costs, $2.2 million in depreciation and amortization expense, $1.5 million in computer software and hardware costs, and $0.7 million in cash profit sharing expense, as well as, $1.0 million in higher software development expense net of capitalization.

•Income from operations increased $48.4 million, mostly due to increased sales and gross profit, partly offset by higher operating expenses.

Europe

•Net sales increased 35.4%, primarily due to higher sales volumes compared to last year’s COVID-19 related slow-down. Europe's sales were also benefited by positive $9.9 million foreign currency translations resulting from some Europe currencies strengthening against the United States Dollar.

•Gross margin increased to 36.1% from 35.5%, primarily due to lower labor, factory, shipping and warehouse costs, partly offset by higher material costs each as a percentage of net sales.

•Selling expense increased $2.6 million, primarily due to increases of $1.9 million in personnel costs, $0.4 million in professional fees, and $0.4 million in cash profit sharing expenses.

•General and administrative expense increased $3.8 million, primarily due to increases of $4.1 million in professional fees, $1.2 million in personnel costs, and $0.4 million in cash profit sharing.

•Income from operations increased $8.6 million, primarily due to higher sales and gross profit, partly offset by higher operating expenses.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the nine months ended September 30, 2021 and 2020.

Effect of New Accounting Standards

See "Note 1 Basis of Presentation — Accounting Standards Not Yet Adopted ” to the accompanying unaudited interim condensed consolidated financial statements.

Liquidity and Sources of Capital

In July 2021, the Company entered into a fourth amendment to the unsecured credit agreement dated July 27, 2012 with Wells Fargo Bank, National Association, and certain other institutional lenders that provides for a $300.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extends the term of the Credit Facility from July 23, 2022, to July 12, 2026 and modified certain covenants to provide us with additional flexibility. As of September 30, 2021, the full $300 million under the Credit Facility was available for borrowing and we remain debt free.

Our principal uses of liquidity include the costs and expenses associated with our operations, including financing working capital requirements and continuing our capital allocation strategy, which includes supporting capital expenditures, repurchasing the Company's common stock, paying cash dividends, and financing other investment opportunities over the next twelve months.

As of September 30, 2021, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Cash and cash equivalents of $74.7 million are held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the United States. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

The following table presents selected financial information as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively:

	At September 30,	At December 31,	At September 30,
(in thousands)	2021	2020	2020

Cash and cash equivalents	$294,180	$274,639	$311,465
Property, plant and equipment, net	255,547	255,184	246,472
Goodwill, intangible assets and other	165,577	165,110	157,173
Working capital less cash and cash equivalents	409,997	284,439	317,779

The following table provides cash flow indicators for the nine-month periods ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$122,098	$129,618
Investing activities	(41,200)	(21,554)
Financing activities	(61,258)	(26,153)

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

During the nine months ended September 30, 2021, operating activities provided $122.1 million in cash and cash equivalents, as a result of $196.7 million from net income and $57.3 million from non-cash expenses from net income, which included depreciation and amortization expense and stock-based compensation expense. Cash provided from net income was partly offset by a decrease of $131.9 million in the net change in operating assets and liabilities, including increases of $104.2 million in inventory and $73.2 million in trade accounts receivable, partly offset by increases of $45.9 million in other current liabilities and $15.5 million in trade accounts payable.

Cash used in investing activities of $41.2 million during the nine months ended September 30, 2021 was mainly for capital expenditures and investments, including a venture capital fund. Our capital spending in 2019, 2020 and the nine months ended September 30, 2021 was $32.7 million, $20.9 million and $31.3 million, respectively, which was primarily used for machinery and equipment purchases and software in development. Based on current information and subject to future events and circumstances, total approved capital spending for 2021, which will carry over into 2022, will be in the $50 million to $60 million range. Capital spending will be primarily for safety needs, equipment replacement and productivity improvements. At this time only a small amount of capital spending is related to our key growth initiatives.

Cash used in financing activities of $61.3 million during the nine months ended September 30, 2021 consisted primarily of $30.8 million used to pay dividends to our stockholders and $24.1 million used to repurchase 222,060 shares of common stock at an average price of $108.64 per share.

On October 19, 2021, the Company's Board of Directors (the "Board") declared a quarterly cash dividend of $0.25 per share payable on January 27, 2022, to the Company's stockholders of record on January 6, 2022. The Board also approved changing our capital return threshold from 50% of our cash flow from operations to 50% of our free cash flow, which is calculated by subtracting capital expenditures from cash flow from operations. Since the beginning of 2019 to the nine months ended September 30, 2021, we have returned $272.6 million to stockholders, which represents 63.6% of our free cash flow.

The Company has repurchased over 2.2 million shares of the Company's common stock since the beginning of 2019, which represents approximately 5.0% of the outstanding shares of the Company's common stock.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Foreign currency translation adjustments on our underlying assets and liabilities resulted in an accumulated other comprehensive loss of $6.6 million for the nine months ended September 30, 2021, due to the effects of the strengthening United States Dollar in relation to almost all other currencies.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which bears interest at variable rates. The variable interest rates on the Credit Facility fluctuate and expose us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. As of September 30, 2021, the total outstanding debt subject to interest rate fluctuations was $0.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, a significant raw material upon which our manufacturing depends. Steel cost increased in 2021 when compared to 2020 and historical levels due to the worldwide raw material shortage stemming from the COVID-19 pandemic. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs would also increase. While historically we have successfully mitigated these increased costs through the implementation of price increases, in the future we may not be able to successfully mitigate these costs, which could cause our operating margins to decline. As noted above, higher steel prices not mitigated by price increases will likely result in a 400 to 500 basis point decline in operating margins for the full year of 2022 compared to operating margins for the full year of 2021.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer the (“CEO”) and the chief financial officer (the “CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. In 2016, we began the process of implementing a fully integrated ERP platform from SAP America, Inc. (“SAP”), as part of a multi-year plan to integrate and upgrade our systems and processes. As of October 31, 2021, SAP was operational, in all of North America, parts of Asia/Pacific and parts of Europe. We believe the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

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

The Company currently is not a party to any legal proceedings which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and we could in the future, incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of the various legal proceedings and other matters we are currently involved in, which could materially impact our financial condition, cash flows or results of operations. See “Note 13 — Commitments and Contingencies” to the accompanying unaudited interim condensed consolidated financial statements for certain potential third-party claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents the monthly repurchases of shares of the Company's common stock in the third quarter of 2021.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased [1][2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs [2]
July 1 - July 31, 2021	183,965	$109.44	182,752	$80,000,041
August 1 - August 31, 2021	—	—	—	80,000,041
September 1 - September 30, 2021	39,308	$104.95	39,308	$75,874,723
Total	223,273

[1] Total number of shares purchased includes shares withheld for settlement of payroll taxes from stock-based compensation awards vested for retirement eligible employees who retired during the third quarter of 2021.

[2] Pursuant to the Board’s $100.0 million repurchase authorization that was publicly announced on December 16, 2020, which authorization is scheduled to expire on December 31, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 4, 2021	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)