Form 10-K
period 2021-12-31
Simpson Manufacturing Co., Inc.
filed 2022-02-28
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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

    The aggregate market value of the shares of common stock, par value $0.01 per share, which is the only outstanding class of voting and non-voting equity, held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2021) was approximately $4,771,512,268.
    As of February 22, 2022, 43,354,677 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement for its 2022 annual meeting of stockholders (the "2022 Annual Meeting") are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the registrant's fiscal year ended December 31, 2021.

SIMPSON MANUFACTURING CO., INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

In this filing we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” "outlook," “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions. Although we believe that these forward-looking statements and the underlying assumptions are reasonable, we cannot assure you that they will prove to be correct.

Forward-looking statements involve a number of risks and uncertainties, and there are factors that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. Some of those factors (in addition to others described elsewhere in this Annual Report on Form 10-K and in our subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”)) include:

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
•effects of merger or acquisition activities, including the expected acquisition of the Etanco Group;
•actual or potential takeover or other change-of-control threats; and
•changes in our plans, strategies, objectives, expectations or intentions.

These factors in addition to others described elsewhere in this Annual Report on Form 10-K, including those described under Item 1A-Risk Factors, and in our subsequent filings with the SEC, should not be construed as a comprehensive listing of factors that could cause results to vary from our forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law. If one or more forward-looking statements are updated, no inference should be drawn that additional updates will be made with respect to those or other forward-looking statements.

PART I

Item 1. Business.

Company Background

Simpson Manufacturing Co., Inc. ("Simpson," the "Company," "we," "us," or "our,") through our wholly-owned subsidiary, Simpson Strong-Tie Company Inc. ("SST"), designs, engineers and is a leading manufacturer of high quality wood and concrete construction products designed to make structures safer and more secure. Our products are designed to perform at high levels and be easy to use and cost-effective for customers. Our wood construction products are used in light-frame construction and include connectors, truss plates, fastening systems, fasteners and pre-fabricated lateral resistive systems. Our concrete construction products are used in concrete, masonry and steel construction and include adhesives, chemicals, mechanical anchors, carbide drill bits, powder actuated tools, fiber reinforced materials and other repair products used for protection and strengthening. We market our products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself (“DIY”) markets. We also provide engineering services in support of some of our products and increasingly offer design and other software that facilitates the specification, selection and use of our products. The Company has continuously manufactured structural connectors since 1956 and believes that the Simpson Strong-Tie® brand benefits from strong brand name recognition in residential, light industrial and commercial applications among architects and engineers who frequently request the use of our products.

Sales

The Company attracts and retains customers by designing, manufacturing and selling high quality products that perform well, are easy to use and cost-effective for customers. The Company manufactures and warehouses its products in geographic proximity to its markets to help ensure availability and facilitate rapid delivery to customers, which enables us to promptly respond to customer requests for specially designed products and services. The Company maintains levels of inventory intended to operate with minimum backlog and fill most customer orders within a few days. High levels of manufacturing automation and flexibility allow the Company to maintain its high quality standards while continuing to provide prompt delivery to meet our customers' needs.

The Company intends to continue efforts to increase market share in both the wood construction and concrete construction product groups by:

•maintaining frequent customer contacts and service levels;
•continuing to sponsor seminars to inform architects, engineers, contractors and building officials on appropriate use, proper installation and identification of the Company’s products;
•continuing to invest in mobile, web and software applications for customers to both help them do their jobs more efficiently and allow us to connect with them utilizing social media, blog posts and videos;
•continuing to invest in Building Information Modeling ("BIM") software services and solutions for home builders and lumber-building material suppliers; and
•continuing to innovate, advance and diversify our product offerings.

Products and Services

Historically, the Company’s product lines have encompassed connectors, anchors, fasteners, lateral resistive systems, and truss plates, as well as repair and strengthening product lines for the industrial and transportation markets. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 18 — Segment Information” to the Company’s Consolidated Financial Statements for financial information regarding revenues by product category.

Many of the Company’s products are approved by building code evaluation agencies. To achieve these approvals, the Company conducts extensive product testing, which is witnessed and certified by independent testing laboratories. These tests also provide the basis of load ratings for the Company’s structural products. This test and load information is used by architects, engineers, contractors, building officials, and homeowners in selecting our products and comparing them to those of competitors, and is useful across all applications of the Company’s products, ranging from the deck constructed by a homeowner to a multi-story structure designed by an architect or engineer.

Wood Construction Products. The Company produces and markets over 14,000 standard and custom wood construction products. These products are used primarily to strengthen, support and connect wood applications in residential and commercial construction and DIY projects. The Company’s wood construction products contribute to structural integrity and resistance to seismic, wind and gravitational forces. As described below, the Company’s wood construction products include:

•Connectors - Connectors are prefabricated metal products that attach wood, concrete, masonry or steel together and are essential for tying wood construction elements together and create safer and stronger buildings. Included in this category are connectors, holddowns, and truss connector plates.
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

Concrete Construction Products. The Company produces and markets over 1,000 standard and custom concrete construction products. The Company’s concrete construction products are composed of various materials including steel, chemicals and carbon fiber. They are used primarily to anchor, protect and strengthen concrete, brick and masonry applications in industrial, infrastructure, residential, commercial and DIY projects. The Company’s concrete construction products contribute to structural integrity and resistance to seismic, wind and gravitational forces. These products are sold in all segments of the Company. As described below, the Company’s concrete construction products include:

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
•Home Centers. The Company intends to increase penetration of the DIY markets by continuing to expand its product offerings through home centers. The Company’s sales force maintains ongoing contact with home centers to work with them in a broad range of areas, including inventory levels, retail display maintenance and product knowledge training. The Company’s strategy is to ensure that the home center retail stores are fully stocked with adequate supplies of the Company’s products carried by those stores. The Company has further developed extensive bar coding and merchandising aids and has devoted a portion of its research and development efforts to DIY products. The Company’s sales to home centers increased year-over-year in 2021, 2020 and 2019. The Company brought back Lowe's as a home center customer in the second quarter of 2020.
•Dealers. In some markets, the Company sells its products directly to lumber dealers and cooperatives.
•OEM Relationships. The Company works closely with manufacturers of engineered wood, composite laminated timber and original equipment manufacturers ("OEMs") for off-site construction to develop and expand the application and sales of its engineered wood connector, fastener, anchor, and truss products. The Company has relationships with many of the leaders in these industries.
•International Sales. The Company has established a presence in Europe through acquisition of companies with existing customer bases and through servicing U.S.-based customers operating in Europe. The Company also distributes connector, anchor and epoxy products in Canada, Mexico, Chile, Australia and New Zealand.

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

As previously disclosed, on January 26, 2022, the Company, via its wholly-owned subsidiary Simpson Strong-Tie Europe, entered into a securities purchase agreement providing for the Company’s acquisition of the Etanco Group ( “Etanco”). Etanco is a leading designer, manufacturer and distributor of fixing and fastening solutions for the European building and construction market. Etanco’s business model and core product offerings align with the Company, and we anticipate that the acquisition of Etanco will support continued growth in our European business, including expansion into new geographies, sales channels and commercial building offerings. For more information about the pending acquisition, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

New Products

In order to innovate, advance and diversify our product offerings, the Company commits substantial resources to new product development. The majority of SST’s products have been developed through its internal research and development program. The Company believes it is the only U.S. manufacturer with the capability to internally test multi-story wall systems, thus enabling full scale testing rather than analysis alone to prove system performance. The Company’s engineering, sales, product management, and marketing teams work together with architects, engineers, building inspectors, code officials, builders and customers in the new product development process.

The Company’s product research and development is based largely on products or solutions that are identified within the Company, feedback or requests from customers for new or specialty products and in connection with the Company’s strategic initiatives to expand into new markets and/or develop new product lines. The Company’s strategy is to develop new products on a proprietary basis, to seek patents when appropriate and to rely on trade secret protection for others or depending on availability and circumstances, the Company will acquire products or solutions meeting our strategic initiatives.

Since at least 2006, the Company has developed 15 to 25 new products each year. In 2021, through our research and development efforts, the Company expanded its product offerings by adding:

•new connectors and lateral products for wood framing applications;
•new connectors and fasteners for mass timber & offsite constructions;
•connections for structural steel construction;
•new connectors for cold formed steel applications;
•new fastener products and tools for wood construction;
•new mechanical and adhesive anchors for concrete and masonry construction; and
•new repair and strengthening systems for concrete, masonry and wood pile applications.

By executing on its research and development strategy, the Company intends to continue to expand its product offerings.

The Company provides expertise and resources to offer software solutions and services to builders and lumber building material dealers, and supports efforts to further develop integrated software component solutions for the building industry. The Company also has ongoing development of truss software for the design, modeling and truss plate selection for its integrated component manufacturing customers.

Competition

Simpson is a category creator in the building products space. Our mission is to provide solutions that help people design and build safer, stronger structures. Our products improve the performance and integrity of the structures they are installed in, helping to make those structures more sustainable, and often helping to save lives in times of natural disasters and catastrophe.

Today, we offer over 14,000 wood construction products, and over 1,000 concrete construction products for the residential construction, light industrial and commercial construction, remodeling, and repair & remodel markets.

We sell our products through multiple channels including contractor distributors, home centers and co-ops, lumber dealers and OEMs. Currently, 22 of the top 25 U.S. builders (based on number of housing starts per year) are engaged in our builder program. In terms of home centers, we were pleased to welcome back Lowe’s as a home center customer in the second quarter of 2020. By the end of the fiscal year 2020, we had successfully completed the rollout of our product sets in over 1,700 Lowe’s stores.

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

For over 65 years, through our wholly-owned subsidiary, Simpson Strong-Tie Company Inc., we have led the industry with a majority market share in the wood connectors products space and a growing presence in both the concrete and fastener markets in the U.S. and Europe. We’ve successfully increased our market share over the years through:
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

We believe these value-added services are competitive differentiators for us and provide us with a competitive advantage, helping us to achieve industry-leading margins, strong brand recognition and a trusted reputation. We also provide engineering services in support of some of our products and increasingly offer design and other software that facilitates the specification, selection and use of our products. We are also investing in software technology, such as 3D visualization software tools, truss design and specification software and BIM software, in order to drive increased specification and use of our building material products with homeowners, truss component manufacturers, builders and distributors as well as to support our customers with additional solutions and services.

U.S. housing starts are a leading indicator for a significant portion of our business. In an effort to help mitigate our exposure to the cyclicality of the U.S. housing market, as well as to respond to the needs of our customers, we’ve made investments over the years in adjacent products such as anchors, fasteners and software solutions and expanded operations into Europe through acquisitions.

Resources

Raw Materials

The principal raw material used by the Company is steel, including stainless steel. The Company also uses materials such as carbon fiber, fiberglass, mortars, grouts, epoxies and acrylics in the manufacture of its chemical anchoring and reinforcing products. The Company purchases raw materials from a variety of commercial sources. The Company’s practice is to seek cost savings and enhanced quality by developing business relationships with and purchasing from a limited number of suppliers.

The steel industry is highly cyclical and prices for the Company’s raw materials are influenced by numerous factors beyond the Company’s control. The steel market continues to be dynamic, with a high degree of uncertainty about future pricing trends. Given current conditions, including significant import tariffs and duties, and unsettled international trade disputes, the Company currently expects that the high degree of uncertainty regarding steel prices will continue. Numerous factors may cause steel prices to remain high in the future. In addition to increases in steel prices, steel mills may add surcharges for zinc, energy and freight in response to increases in their costs. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company historically has not attempted to hedge against changes in prices of steel or other raw materials. However, the Company may purchase and carry more steel or other raw materials in inventory to meet projected sales demand in a tight raw materials market.

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

The Company has U.S. and foreign patents, the majority of which cover products that the Company currently manufactures and markets. These patents, and applications for new patents, cover various design aspects of the Company’s products, as well as processes used in their manufacture. The Company continues to develop new potentially patentable products, product enhancements and product designs as well as acquire patented product. Although the Company does not intend to apply for additional foreign patents covering existing products, the Company has developed an international patent program to protect new products that it may develop. In addition to seeking patent protection, the Company relies on unpatented proprietary technology to maintain its competitive position. See “Item 1A — Risk Factors.”

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

Human Capital Resources

Successful execution of our strategy is largely dependent on attracting, developing and retaining key employees and members of our management team. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We continuously evaluate, modify, and enhance our internal processes and technologies to increase employee engagement, productivity, and efficiency and provide the opportunities, skills, and resources they need to be successful.

At December 31, 2021, our employees, including those employed by consolidated subsidiaries, by region were approximately:

Asia Pacific	384
Europe	735
North America	2,852
3,971

Inclusion & Diversity

We strive to have a diverse culture of employees representing different genders, ages, ethnicities and abilities. Our commitment to diversity and inclusion starts at the top with a highly skilled and diverse board.

At December 31, 2021, we had the following global gender demographics:

	Women	Men
All employees	24%	76%
Individual Contributors	20%	80%
Middle Management	24%	76%
Senior Leadership	23%	77%

At December 31, 2021, our U.S. employees had the following race and ethnicity demographics:

	All U.S. Employees	Individual Contributors	Middle Management	Senior Leadership
American Indian or Alaska Native	1%	1%	—%	—%
Asian	10%	10%	7%	9%
Black or African American	10%	11%	2%	—%
Hispanic or Latino	16%	18%	8%	—%
Native Hawaiian or Other Pacific Islander	—%	—%	—%	—%
Two or More Races	2%	2%	2%	—%
White	56%	51%	79%	91%
Not disclosed	6%	7%	1%	—%

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

In addition to our financial compensation we offer a health and wellness package to our employees, which is designed to provide employees with a range of options that are customizable to suit their individual and/or family needs. In addition, in an effort to continue to attract, retain, and motivate our workforce, in the U.S., we offer remote and flexible work packages for positions which allow for remote work. We continue to engage our partners and benefits consultants to ensure our health and wellness package continues to meet the needs of our diverse workforce today and into the future.

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

Importantly during 2021, our experience and continuing focus on workplace safety have enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe during the COVID-19 pandemic.

In response to the COVID-19 pandemic, we have implemented various measures in an effort to better protect our employees. At the onset of the pandemic we established a Crisis Management Team (the "CMT") to monitor new COVID-19 related developments and support our operations to respond to the ever-changing landscape:

•The CMT consists of senior members of management including our CEO, CFO, President of Sales, General Counsel, and Heads of HR, Manufacturing, IT, Internal Communications, and Safety.
•Currently the CMT meets approximately every other week and at onset of the pandemic met daily.
•The CMT provides updates to the Board of Directors on a regular basis.
•Our goals are to:
◦Support safe working environments in our operations,
◦Regularly communicate to inform and update employees, and
◦Provide oversight of training on COVID-19 safety practices.

The Company took immediate action at the onset of this crisis to enact rigorous safety protocols in all of our facilities by improving sanitation measures, implementing mandatory social distancing, temperature screening, use of facing coverings, reducing on-site staff through staggered shifts and schedules, remote working where possible, and restricting visitor access to our locations. These actions, in addition to generally being deemed an essential business, have enabled us to continue operating our business with minimal disruptions during the pandemic. We continue to monitor the ongoing impacts of the COVID-19 pandemic and remain committed to the health, safety and well-being of our employees.

Labor Relations

As of December 31, 2021, approximately 17% of the Company’s employees are represented by labor unions and are covered by collective bargaining agreements. We have two facility locations with collective bargaining agreements covering tool and die craftsmen, maintenance workers, and sheet-metal workers. In Stockton, California, two union contracts will expire in June 2023 and September 2023, respectively. Also, we have two union contracts in San Bernardino County, California that will expire in June 2022 and in February 2025. Based on current information and subject to future events and circumstances, we believe that, even if new agreements are not reached before the existing labor union contracts expire, it is not expected to have a material adverse effect on the Company’s ability to provide products to customers or on the Company’s profitability. See “Item 1A — Risk Factors.”

Available Information

The Company's website address is www.simpsonmfg.com. We file or furnish annual, quarterly and current reports, proxy statements and other information with the SEC. You may obtain a copy of any of these reports, free of charge, on the "Investor Relations" page our website, as soon as reasonably practicable after we file such material with, or furnish it to the SEC. Printed copies of any of these materials will also be provided free of charge on request.

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

Risks Related to the COVID-19 Pandemic

The impact of the ongoing COVID-19 pandemic, or similar public health concerns in the future, could have a significant effect on supply and/or demand for our products and services and have a negative impact on our business, financial condition and results of operations.

COVID-19 was identified in late 2019 and spread globally. Efforts to combat the virus have complicated by viral variants and access to, and acceptance and effectiveness of, vaccines globally. The COVID-19 pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. Notwithstanding our level of continued operations, the COVID-19 pandemic, or similar public health concerns in the future, may have negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. The COVID-19 pandemic caused a global recession the sustainability of the economic recovery observed in 2021 remains unclear. Economic uncertainties could adversely affect our business, financial condition, demand for our products, services, and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials.

In addition, the ability of our employees and our suppliers' and customers' employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19 or a variant of the virus, or as a result of the control measures noted above, which may significantly hamper our production throughout the supply chain and constrict distribution channels. The extent to which the COVID-19 pandemic may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including the duration of the pandemic variants of the virus, and the effectiveness of actions taken to contain or mitigate its effects. We are unable to predict the potential future impact that the COVID‑19 pandemic will have on our business, financial condition or results of operations.

Changes in government and industry regulatory standards pertaining to health and safety could have a material adverse effect on our business, financial condition or results of operations.

Government regulations pertaining to health and safety concerns continue to emerge, domestically as well as internationally, including regulations due to the COVID-19 pandemic. These regulations include the Occupational Safety and Health Administration and other worker safety regulations for the protection of employees, as well as regulations for the protection of consumers. It is necessary for us to comply with current requirements (including requirements that do not become effective until a future date), and even more stringent requirements could be imposed on our products or processes. Compliance with these regulations may require us to alter our manufacturing processes and our sourcing. For example, at our manufacturing locations we use enhanced cleaning processes, established health screening procedures, modified work stations and material flows with established social distancing practices in response to the COVID-19 pandemic in accordance with guidelines provided by the U.S. Centers for Disease Control and Prevention, as well as local and state health departments. Such actions could increase our capital expenditures and other similar expenses and adversely impact our business, financial condition or results of operations, and our inability to effectively and timely comply with such regulations could adversely impact our competitive position.

Risks Related to Our Business and Our Industry

Business cycles and uncertainty regarding the housing market, economic conditions, political climate and other factors beyond our control could adversely affect demand for our products and services, and our costs of doing business, any of which may harm our business, financial condition and results of operations.

A significant portion of our total product sales is dependent on housing starts. Accordingly, our business, financial condition and results of operations depend significantly on the stability of the housing and residential construction and home improvement markets, which are affected by conditions and other factors that are beyond our control. These conditions include, but are not limited to:

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
•unfavorable weather conditions and natural disasters; and
•political or social instability, such as war, or acts of terrorism or other international incidents.

These factors could adversely affect demand for our products and services, and our costs of doing business, and our business, financial condition and results of operations may be harmed. Further, many of our customers in the construction industry are small and medium-sized businesses that are more likely to be adversely affected by economic downturns than larger, more established businesses. Uncertainty about current global economic conditions may cause these consumers to postpone or refrain from spending or may cause them to switch to lower-cost alternative products, which could reduce demand for our products and materially and adversely affect our financial condition and results of operations.

We have a few large customers, the loss of any one of which could negatively affect our sales and profits.

Our largest customers accounted for a significant portion of net sales for the years ended December 31, 2021, 2020, and 2019. A reduction in, or elimination of, our sales to any of these customers would at least temporarily, and possibly on a longer term basis, cause a material reduction in our net sales, income from operations and net income. Such a reduction in or elimination of our sales to any of our largest customers would also increase our relative dependence on our remaining large customers.

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

Our continued growth depends upon our ability to develop additional products, services and technologies that meet our customers’ expectations of our brand and quality and that allow us to enter into new markets. Expansion into new markets and the development of new products and services may involve considerable costs and may not generate sufficient revenue to be profitable or cover the costs of development. We might not be able to penetrate these product markets and any market penetration that occurs might not be timely or profitable. We may be unable to recoup part or all of the investments we make in attempting to develop new products and technologies and penetrate new markets. Any of these events could reduce our profitability.

We face significant competition in the markets we serve and we may not be able to compete successfully.

In order to compete effectively we must continue to develop enhancements to our existing products, new products and services on a timely basis that meet changing consumer preferences and successfully develop, manufacture and market these new products, product enhancements and services. There can be no assurance that we will be successful in developing and marketing new products, product enhancements, additional technologies and services. Many of our competitors are dedicating increasing resources to competing with us, especially as our products and services become more affected by technological advances and software innovations. Our inability to effectively compete could reduce the sales of our products and services, which could have a material adverse impact on our business, financial condition and results of operations.

Additionally, our ability to compete effectively depends, to a significant extent, on the specification or approval of our products by architects, engineers, building inspectors, building code officials and customers and their acceptance of our premium brand. If a significant portion of those communities were to decide that the design, materials, manufacturing, testing or quality control of our products is inferior to that of any of our competitors or the cost differences between our products and any competitors are not justifiable, our sales and profits could be materially reduced.

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

The selling prices of our products have not always increased in response to raw material, energy or other cost increases, and we are unable to determine to what extent, if any, we will be able to pass future cost increases through to our customers. Increases in prices of raw materials and energy, our inability or unwillingness to pass increased costs through to our customers could materially and adversely affect our financial condition or results of operations.

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

Climate change, drought, weather conditions and storm activity could have a material adverse impact on our results of operations.

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

Natural disasters or other catastrophes could decrease our manufacturing capacity or harm our business and financial condition.

Some of our manufacturing facilities are located in geographic regions that have experienced, or may experience in the future, major natural disasters and other catastrophes, such as fires, earthquakes, floods and hurricanes. Our disaster recovery plan may not be adequate or effective to respond in such events. Further, although we maintain various form and levels of insurance to protect us against potential loss exposures, the scope of our available insurance coverage may not be adequate to protect us against all potential risks. For example, we do not carry earthquake insurance and other insurance that we carry is limited in the risks covered and the amount of coverage. Our insurance may not be adequate to cover all of our resulting costs, business interruption and lost profits when a major natural disaster or catastrophe occurs. A natural disaster rendering one or more of our manufacturing facilities totally or partially inoperable, whether or not covered by insurance, would materially and adversely affect our business and financial condition.

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

Some of our technology offerings provide planning and design functions to customers, and we are involved both in product sales and engineering services. Any software errors or deficiencies or failures in our engineering services could have material adverse effects on our business, reputation, financial condition, results of operations and cash flows.
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

Our industry has experienced increased complexity in some home design and builders are more aggressively trying to reduce their costs. One of our responses has been to develop and market sophisticated software and applications to facilitate the specification, selection and use of our product systems. We have continued to commit substantial resources to our software development endeavors in recent years and expect that trend to continue.

We may not be able to create and further develop commercially successful software and applications. Even if we are able to create and develop initially successful ideas, the technology industry is subject to rapid changes. We may not be able to adapt quickly enough to keep up with changing demands, and our software may become obsolete.

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

We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, we continue to see increasingly complex, rigorous and more stringent state and national regulatory standards enacted to protect businesses and personal data, including the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 ("CCPA"). GDPR is a comprehensive European Union privacy and data protection reform, effective in 2018, which applies to companies that are organized in the European Union or otherwise provide services to consumers who reside in the European Union, and imposes strict standards regarding the sharing, storage, use, disclosure and protection of end user data and significant penalties (monetary and otherwise) for non-compliance. The CCPA, which became effective in 2021 established a new privacy framework for covered businesses by, among other things, creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. More recently, on November 3, 2020, California enacted the California Privacy Rights Act (the “CPRA”). The CPRA, which goes into effect on January 1, 2023, expands upon the protections provided by the CCPA, including new limitations on the sale or sharing of consumers' personal information, and the creation of a new state agency to enforce the CPRA’s protections. Any failure to comply with GDPR, the CCPA, the CPRA, or other state or regulatory standards, could subject the Company to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, damage to our reputation and credibility, and could have a material adverse effect on our business and results of operations.

We rely on complex software systems and hosted applications to operate our business, and our business may be disrupted if we are unable to successfully and efficiently update these systems or convert to new systems.

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

If we do not obtain all material licenses and permits required by environmental, health and safety laws and regulations, or otherwise fail to comply with applicable laws and regulations, we may be subject to regulatory action by governmental authorities. If our policies and procedures are flawed, or our employees fail or neglect to follow our policies and procedures in all respects, we might incur liability. Relevant laws and regulations could change or new ones could be adopted that require us to incur substantial expense to comply.

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

Capital Expenditures, Expansions, Acquisitions and Divestitures Risks

Our acquisition activities from time to time present unique risks for our business, and any acquisition could materially and adversely affect our business and operating results.

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

A significant number of our employees are represented by labor unions and covered by collective bargaining agreements that will expire between 2022 and 2025. Generally, collective bargaining agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike similar to the strike which was initiated at our Stockton facility in the third quarter of 2019. Although we believe that our relations with our employees are generally good, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if the workers covered by one or more of the collective bargaining agreements engage in a strike, lockout, or other work stoppage, we could have a material adverse effect on production at one or more of our facilities, incur higher labor costs, and, depending upon the length of such dispute or work stoppage, on our business, results of operations, financial position and liquidity.

Risks Related to Our International Operations

International operations and our financial results in those markets may be affected by legal, regulatory, political, currency exchange and other economic risks.

During 2021, revenue from sales outside of the U.S. was $286.1 million, representing approximately 18.2% of consolidated sales. In addition, a significant amount of our manufacturing and production operations are located outside the U.S. As a result, our business is subject to risks and uncertainties associated with international operations, including:

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

Failure to comply with export, import, and sanctions laws and regulations could materially and adversely affect us.

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

We maintain manufacturing capability in various parts of the world, including Jiangsu, China, in part to allow us to serve our customers with prompt delivery of needed products. In recent years, we have significantly expanded our manufacturing capabilities in China. Substantially all of our manufacturing output in China was and is currently intended for export to other parts of the world. Any halting or disruption to our operations at or near our Jiangsu, China manufacturing facility could substantially interfere with our general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our financial condition, results of operations, business or prospects. In such event, we may need to seek alternative sources of supply for products for our customers, which may increase the costs to manufacture and deliver our products.

If significant tariffs or other restrictions are placed on our imports or any related counter-measures are taken by other countries, our costs of doing business, revenue and results of operations may be negatively impacted.

If significant tariffs or other restrictions are placed on Chinese or other imports or any related countermeasures are taken by China or other countries, our costs of doing business, revenue and results of operations may be materially harmed. If duties are imposed on our imports, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China, resulting in diversion of management's attention, significant costs and disruption to our operations as we would need to pursue the time-consuming processes of establishing a new supply chain, identifying substitute components and establishing new manufacturing locations.

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters and principal executive offices in Pleasanton, California, and our principal U.S. manufacturing facilities in Stockton and San Bernardino County, California, McKinney, Texas, West Chicago, Illinois, Columbus, Ohio, and Gallatin,

Tennessee are located in owned premises. The principal manufacturing facilities located outside the U.S., the majority of which we own, are in France, Denmark, Germany, Poland, Switzerland, Sweden, Portugal and China. We also own and lease smaller manufacturing facilities, warehouses, research and development facilities and sales offices in the U.S., Canada, the United Kingdom, Europe, Asia, Australia, New Zealand, and Chile. As of February 25, 2022, the Company’s owned and leased facilities were as follows:

	Number
	Of	Approximate Square Footage
	Properties	Owned	Leased	Total
		(in thousands of square feet)
North America	26	2,235	928	3,163
Europe	18	371	508	879
Asia/Pacific	10	175	41	216
Administrative and all other	1	89	—	89
Total	55	2,870	1,477	4,347

We believe that our properties are maintained in good operating condition. Our manufacturing facilities are equipped with specialized equipment and use extensive automation. Our leased facilities typically have renewal options and have expiration dates through 2032. We believe we will be able to extend leases on our various facilities as necessary, or as they expire. Currently, our manufacturing facilities are being operated with at least one full-time shift. Based on current information and subject to future events and circumstances, we anticipate that we may require additional facilities to accommodate possible future growth.

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

The Company currently is not a party to any legal proceedings which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and we could in the future incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of the various legal proceedings and other matters we are currently involved in, which could materially impact our financial condition, cash flows or results of operations. Refer to Note 14, “Commitments and Contingencies,” to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K for a discussion of recent developments related to certain of the legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

The Company’s common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “SSD.”

As of February 16, 2022 there were 44,919 holders of record of the Company’s common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividends

During 2021, the Company paid a total of $41.6 million in cash dividends. On January 20, 2022, we declared a quarterly cash dividend of $0.25 per share of common stock to be paid on April 28, 2022 to stockholders of record as of April 7, 2022. See "Note 19 — Subsequent Events" to the Company's Consolidated Financial Statements. Future dividends, if any, will be determined by the Company’s Board of Directors, based on the Company’s future earnings, cash flows, financial condition and other factors deemed relevant by the Board of Directors. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Stock Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock from December 31, 2016, through December 31, 2021, with the cumulative total return on the S&P 500 Index (a broad equity market index), the Dow Jones U.S. Building Materials & Fixtures Index (a published industry or line-of-business index) and a Peer Group Index over the same period (assuming the investment of $100 in the Company’s common stock and in each of the indices on December 31, 2016, and reinvestment of all dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year). To provide an additional comparison to our performance, we included an index consisting of companies in the building products or construction materials industries that are most comparable to us in terms of size and nature of operations, which group has also been referenced by us in connection with setting our executive compensation. The Peer Group Index below consisted of AAON, Inc., Advance Drainage Systems, Inc., American Woodmark Corp, Apogee Enterprises, Inc., Armstrong World Industries, Inc., Cornerstone Building Brands, Inc., Eagle Materials Corp., Gibraltar Industries, Inc., Insteel Industries, Inc., Masonite International Corp., Patrick Industries, Inc., PGT Innovations, Inc., Quanex Building Products Corp., Summit Materials, Inc., Trex Company, Inc., and GCP Applied Technologies.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

56,668 shares were purchased in 2021, for shares withheld for settlement of payroll taxes from stock-based compensation awards vested and for retirement eligible employees who retired during 2021. No purchases occurred in Q4 2021.

222,060 shares for $24.1 million were purchased in 2021, pursuant to the Board’s $100.0 million repurchase authorization that was publicly announced on December 16, 2020, which authorization expired on December 31, 2021.

On November 18, 2021, the Company’s Board of Directors authorized the repurchase up to $100.0 million of the Company’s common stock from January 1, 2022 through December 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in this Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in this Annual Report, particularly in "Part I - Item 1A. Risk Factors."

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

Also during the March analyst and investor day, we highlighted our five-year ambitions, which are as follows:

1.Strengthen our values-based culture;
2.Be the business partner of choice;
3.Strive to be an innovative leader in the markets we operate;
4.Continue above market growth relative to the United States housing starts;
5.Remain within the top quartile of our proxy peers for operating income margin; and
6.Remain in the top quartile of our proxy peers for return on invested capital.

We will make periodic updates related to material developments to our key growth initiatives and with our five-year ambitions.

Acquisitions and Investments

The Company entered into an agreement to acquire the Etanco Group ("Etanco") for $818 million(1) (approximately €725 million) with an expected close date of April 1, 2022. Etanco is a leading designer, manufacturer and distributor of fixing and fastening solutions for the building construction market throughout Europe, which includes innovative fasteners, connectors, anchors and safety solutions for roofing, cladding, façade, waterproofing and solar applications. For the twelve months ended September 30, 2021, Etanco's net sales and operating income margin were approximately $291 million(2) (approximately €258 million) and 19.7%(2), respectively.

Etanco's primary product applications directly align with the addressable markets in which the Company operates, estimated at over $5.0 billion. Leveraging Etanco's leading market position in Europe, following the proposed acquisition, the Company would expand its portfolio of solutions, including mechanical anchors, fasteners and commercial building envelope solutions, as well as significantly increase its market presence across Europe. The transaction would allow the Company to enter into new commercial building markets such as façades, waterproofing, safety and solar, as well as grow its share of direct business sales.

The Company expects to realize operating income synergies of approximately $30 million, on an annual run rate basis, within 36 months following the proposed acquisition. These synergies would be achieved through expanding the Company's market share by selling its products into new markets and channels, incorporating Etanco's products into the Company's existing channels, as well as procurement optimization, manufacturing and operating expense efficiencies. The Company would expect to scale its European net sales and operating income margin performance, resulting in an approximate 500 basis point increase in Europe operating income margins by 2025. Additionally, the Company also expects that its interest expense will increase as a result of the incurrence of debt to finance the acquisition of Etanco.

Also during 2021
•Invested in a venture capital fund focused on the home building industry and related new technologies.
•Entered into a joint indirect investment in the North America Hundegger equipment sales and service representative partner, Hundegger USA, LC to increase each parties' sales in the mass timber and component manufacturing markets by offering North America customers end-to-end solutions, including integrated software from a single source.
•Formed an strategic alliance with Structural Technologies that will allow both parties jointly deliver complete end-to-end strengthening solutions to engineering professionals, contractors and owners across multiple construction and repair markets, and
•Expanded its product line thru licensing products and purchasing or acquiring intellectual property.

COVID-19 surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a worldwide pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. As of December 31, 2021, the effects of and responses to the pandemic continue to have a significant impact on worldwide economic activity and on macroeconomic conditions. Although vaccines are available in numerous countries the vaccination level varies by country and in the United States by state. The duration and severity of the effects of the pandemic are still unknown and cannot be predicted with any certainty. Despite this lessening impact throughout 2021, we continue to monitor the COVID-19 pandemic for potential impact on our business and take precautions to provide a safe environment for our employees and customers. Notwithstanding the Company's continued efforts to promote the health and safety of our employees, suppliers and customers, as the COVID-19 pandemic continues, health concern risks remain. It also remains unclear how various national, state, and local governments will react if new variants of the virus become more prevalent.

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

The Company’s business, financial condition and results of operations depends significantly on the level of United States, housing starts and residential construction activity. Though single-family housing starts increased significantly from prior-year's level, we believe there is uncertainty that demand will increase in the short-term due to supply-chain factors, inflation and possibly interest rate increases affecting new home starts and completions. With recent sales price increases, we believe sales will likely increase in future periods even if demand does not decrease. However, increased selling prices are expected to be offset by increasing material costs, sourcing logistics complications and a tight labor market, which could negatively affect operating margins for 2022.

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

Business Segment Information

Historically our North America segment has generated more revenues from wood construction products compared to concrete construction products. North America sales increased 23.7% for the year ended December 31, 2021 compared to December 31, 2020. Our wood construction product sales increased 25.2% for the year ended December 31, 2021 compared to December 31, 2020, primarily due to product price increases that took effect throughout 2021 as well as increased sales volumes. Our concrete construction product sales increased 13.9% for the year ended December 31, 2021 compared to December 31, 2020, mostly due to product price increases that took effect throughout 2021. North America net sales were positively affected by approximately $4.7 million in foreign currency translation mostly related to a strengthening Canadian dollar. Each product price percentage increase ranged from mid-single digits to mid-teens depending on the product mix, for certain of our wood connector, fastener and concrete products in the United States. In regards to the product price increases phased in during 2021 relative to 2022, full phased in product price increases for 2022 could result in $300 million in additional net sales compared to 2021. . We currently anticipate additional net sales to be offset by higher priced raw materials and rising average cost of steel on hand significantly compressing gross margin and operating margin in fiscal 2022.

Our Europe segment also generates more revenues from wood construction products than concrete construction products. Europe sales increased 25.7% for the year ended December 31, 2021 compared to December 31, 2020, due to product priced increases and higher sales volumes in local currency and were positively affected by approximately $8.5 million in foreign currency translation related to Europe's currencies strengthening against the United States Dollar. Wood construction product sales increased 28.7% for the year ended December 31, 2021 compared to December 31, 2020. Concrete construction product sales are mostly project based, and sales increased 13.9% for the year ended December 31, 2021 compared to December 31, 2020. Gross margins decreased slightly, mostly due to higher material and labor costs, partly offset by lower warehouse and shipping costs and factory and tooling costs all as a percentage of sales. Operating expenses increased, primarily due to increased professional fees and personnel costs. For fiscal 2022, increased steel costs and product sourcing complications could offset increased sales and negatively affect operating margins.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

Since December 2020, inventory pounds in North America, which is the bulk of our inventory, decreased 2% while the weighted average cost per pound of total on hand increased approximately 63%. Based on our current expectations, we are anticipating continued raw material cost pressure for fiscal 2022. Our gross margins in 2021 reflect an average cost of steel sourced prior to and during the increasing steel price market. As we work through our on hand inventory and continue to buy raw material at these much higher prices, our anticipated costs of goods sold are expected to increase significantly for fiscal 2022, even if prices for raw material begin to decline, as the impact from averaging raw material costs typically lags our price increases. We began to see this sequential margin deceleration occur during the fourth quarter 2021 with gross margin declining by roughly 250 basis points from the third quarter 2021. As a result, and based on our fiscal 2022 operating margin outlook, we currently expect our operating margin for the full year of 2022 will decline by approximately 500 basis points year-over-year.

Business Outlook

Based on business trends and conditions, the Company's outlook (excluding Etanco) for the full fiscal year ending December 31, 2022 is as follows:

•Operating margin is estimated to be in the range of 17.5% to 19.0%.

•The effective tax rate is estimated to be in the range of 25.5% to 26.5%, including both federal and state income tax rates and assuming no tax law changes are enacted.

•Capital expenditures are estimated to be in the range of $65 million to $70 million.

While the magnitude and duration of the COVID-19 pandemic and its impact on general economic conditions remain uncertain, the Company continues to monitor the impact of the pandemic on its operations and financial condition, which was not significantly adversely impacted in fiscal 2021. Please note that ongoing uncertainties surrounding the impact of the COVID-19 pandemic on the Company’s business, which may include the economic impact on its operations, raw material costs, consumers, suppliers, vendors, and other factors outside of its control, may have a material adverse impact on the Company’s financial outlook.

(1) Reflects EUR to USD exchange rate as of December 22, 2021.
(2) For the last twelve months ended September 30, 2021 in accordance with French GAAP. Subject to change following conversion to IFRS or U.S. GAAP accounting standards.

Results of Operations

The following table sets forth, for the years indicated, the Company’s operating results as a percentage of net sales for the years ended December 31, 2021, 2020 and 2019, respectively:

	Years Ended December 31,
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	52.0%	54.5%	56.7%
Gross profit	48.0%	45.5%	43.3%
Research and development and other engineering	3.8%	4.0%	4.1%
Selling expense	8.6%	8.9%	9.9%
General and administrative expense	12.3%	12.7%	13.9%
Total operating expense	24.7%	25.6%	27.9%
Net gain on disposal of assets	—%	—%	(0.5)%
Income from operations	23.3%	19.9%	15.9%
Interest expense, net and other	(0.2)%	(0.2)%	(0.2)%
Foreign exchange gain (loss), net	(0.4)%	(0.1)%	(0.1)%
Income before taxes	22.8%	19.7%	15.7%
Provision for income taxes	5.9%	4.9%	3.9%
Net income	16.9%	14.8%	11.8%

Comparison of the Years Ended December 31, 2021 and 2020

Unless otherwise stated, the results announced below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the year ended December 31, 2021, against the results of operations for the year ended December 31, 2020. Unless otherwise stated, the results announced below, when referencing “both years,” refer to the year ended December 31, 2020 and the year ended December 31, 2021.

The following table shows the change in the Company’s operations from 2020 to 2021, and the increases or decreases from the prior year, for each category by segment:

		Increase (Decrease) in Operating Segment
		North America		Asia/ Pacific	Admin & All Other
(in thousands)	2020		Europe			2021
Net sales	$1,267,945	$261,050	$40,283	$3,939	$—	$1,573,217
Cost of sales	691,561	97,293	26,660	2,514	159	818,187
Gross profit	576,384	$163,757	$13,623	$1,425	$(158)	755,030
Operating expenses:
Research and development and other engineering expense	50,807	7,919	625	30	—	59,381
Selling expense	112,517	19,019	2,950	518	—	135,004
General and administrative expense	161,029	27,025	4,172	4	946	193,176
Operating expenses	324,353	53,963	7,747	552	946	387,561
Net gain (loss) on disposal of assets	(332)	(95)	113	(10)	—	(324)
Impairment of goodwill	—	—	—	—	—	—
Income from operations	252,363	109,889	5,763	883	(1,105)	367,793
Interest expense, net and other	(2,012)	(2,990)	(1,841)	239	2,942	(3,662)
Foreign exchange loss	(787)	(1,292)	(1,112)	331	(2,722)	(5,582)
Income before income taxes	249,564	105,607	2,810	1,453	(885)	358,549
Provision for income taxes	62,564	29,760	9	(371)	140	92,102
Net income	$187,000	$75,847	$2,801	$1,824	$(1,025)	$266,447

Net Sales increased 24.1% to $1,573.2 million from $1,267.9 million primarily due to product price increases that took effect throughout 2021 in an effort to offset rising material costs as well as higher sales volumes. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 87% and 85% of the Company’s total net sales for the years ended December 31, 2021 and 2020, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 13% and 15% of the Company’s total net sales for the years ended December 31, 2021 and 2020.

Gross profit increased to $755.0 million from $576.4 million. Gross margins increased to 48.0% from 45.5%, primarily due to product price increases during 2021, lower labor and factory expenses, and offset partly by higher material costs as a percentage of net sales. Gross margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding certain expenses that are allocated according to product group, increased to 47.9% from 45.5% for wood construction products and increased to 44.4% from 41.6% for concrete construction products, respectively.

Research and development and other engineering expense increased 16.9% to $59.4 million from $50.8 million, primarily due to increases of $5.0 million in personnel costs, $1.3 million in patent and code approval costs, $1.1 million in professional fees, and $1.0 million in cash profit sharing expenses.

Selling expense increased 20.0% to $135.0 million from $112.5 million, primarily due to increases of $13.8 million in personnel costs and sales commissions, $4.6 million in professional fees, $1.3 million in stock-based compensation, $2.0 million cash profit sharing expense, and $1.4 million travel-related expenses, partly offset by decrease of $1.5 million in advertising and promotional expense.

General and administrative expense increased 20.0% to $193.2 million from $161.0 million, primarily due to increases of $10.2 million in professional fees, $9.7 million in personnel costs, $3.3 million in cash profit sharing expenses, $2.3 million in stock-based compensation, $2.0 million of computer and software related costs, and $1.9 million in depreciation and amortization expenses.

Our effective income tax rate increased to 25.7% from 25.1% primarily due to a decrease in tax benefits associated with stock-based compensation.

Net income was $266.4 million compared to $187.0 million. Diluted net income per share of common stock was $6.12 compared to $4.27.

Net Sales

The following table shows net sales by segment for the years ended December 31, 2020 and 2021, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Total
December 31, 2020	$1,101,891	$156,713	$9,341	$1,267,945
December 31, 2021	1,362,941	196,996	13,280	1,573,217
Increase	$261,050	$40,283	$3,939	$305,272
Percentage increase	23.7%	25.7%	42.2%	24.1%

The following table shows segment net sales as percentages of total net sales for the years ended December 31, 2020 and 2021, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2020 net sales	87%	12%	1%	100%
Percentage of total 2021 net sales	87%	13%	—%	100%

Gross Profit

The following table shows gross profit by segment for the years ended December 31, 2020 and 2021, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
December 31, 2020	$517,380	$55,541	$3,477	$(14)	$576,384
December 31, 2021	681,137	69,164	4,902	(172)	755,031
Increase	$163,757	$13,623	$1,425	$(158)	$178,647
Percentage increase	31.7%	24.5%	*	*	31.0%
* The statistic is not meaningful or material.

The following table shows gross margins by segment for the years ended December 31, 2020 and 2021, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2020 gross margin	47.0%	35.4%	37.2%	*	45.5%
2021 gross margin	50.0%	35.1%	36.9%	*	48.0%
* The statistic is not meaningful or material.

North America

•Net sales increased 23.7% primarily due to product price increases that took effect throughout 2021 in an effort to offset rising material costs as well as higher sales volumes. Canada's sales increased primarily due to increases in sales volume and were positively affected by $4.7 million foreign currency translation in local currency.

•Gross margin increased to 50.0% from 47.0%, primarily due to product price increases implemented during 2021, and decreases in labor, factory, warehouse and freight costs, partly offset by higher material costs, each as a percentage of net sales.

•Research and development and engineering expense increased $7.9 million, primarily due to increases of $3.9 million in personnel costs, $0.9 million cash profit sharing expenses, $0.8 million in professional fees, $0.6 million in patent costs, $0.4 maintenance and supplies expenses and $0.2 million in depreciation.

•Selling expense increased $19.0 million, primarily due to increases of $11.4 million in personnel costs and sales commissions, $2.1 million in professional fees, $1.8 million in travel and trade show events, $1.7 million in cash profit sharing expense, $1.2 million in stock-based compensation, partly offset by decreases of $0.5 million in advertising and depreciation expense.

•General and administrative expense increased $27.0 million, primarily due to increases of $8.4 million in professional fees, including legal fees, $6.9 million in personnel costs, $2.9 million in depreciation and amortization expense, $2.4 million in computer software and hardware costs, and $1.5 million in cash profit sharing expense, as well as, $1.5 million in higher software development expense net of capitalization.

•Income from operations increased $109.9 million, mostly due to increased sales and gross profit, partly offset by higher operating expenses.

Europe

•Net sales increased 25.7%, primarily due to higher sales volumes compared to last year’s COVID-19 related slow-down. Europe's sales were also benefited by positive $8.5 million foreign currency translations resulting from some Europe currencies strengthening against the United States Dollar.

•Gross margin decreased to 35.1% from 35.4%, primarily due to increases in material and labor costs, partly offset by decreases in factory & tooling costs, warehouse and shipping costs, each as a percentage of net sales.

•Selling expense increased $3.0 million primarily due to increases of $2.1 million in personnel costs, $0.5million in professional fees, and $0.3 million in cash profit sharing expenses.

•General and administrative expenses increased $4.2 million primarily due to increases of $2.7 million in professional fees, $1.3 million in personnel costs.

•Income from operations increased $5.8 million, primarily due to higher sales and gross profit, partly offset by higher operating expenses.

Asia/Pacific

•For information about the Company’s Asia/Pacific segment, please refer to the table above setting forth changes in our operating results for the years ended December 31, 2021 and 2020.

Administrative and All Other

•General and administrative expense increased $0.9 million, primarily due to increases of $2.3 million in stock-based compensation, $2.0 million in personnel costs, $1.6 million in cash profit sharing expense offset by decreases of $4.5 million in professional fees and $0.5 million in depreciation and amortizations costs.

Comparison of the years ended December 31, 2020 and 2019 are incorporated by reference to Form 10-K 2020 filing.

Critical Accounting Policies and Estimates

The critical accounting policies described below affect the Company’s more significant judgments and estimates used in the preparation of the Company’s Consolidated Financial Statements. If the Company’s business conditions change or if it uses different assumptions or estimates in the application of these and other accounting policies, as well as uncertainty in the current economic environment due to the ongoing COVID-19 pandemic, the Company’s future results of operations could be adversely affected.

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

Goodwill and Other Intangible Assets

Our goodwill balance is not amortized to expense, and we may assess quantitative or qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments. The Company evaluates the recoverability of goodwill in accordance with Accounting Standard Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other,” annually, or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount.
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

The 2021and 2020 annual testing of goodwill and intangible assets for impairment did not result in impairment charges.

The S&P reporting unit passed Step 1 of the annual 2021 impairment test by a 7.8% margin indicating an estimated fair value greater than its net book value and was the only reporting unit with a fair value greater than net book value margin of less than 10%. The S&P reporting unit is sensitive to management’s plans for increasing sales and operating margins. The S&P reporting unit’s failure to meet management’s objectives could result in future impairment of some or all of the S&P reporting unit’s goodwill, which was $23.1 million at December 31, 2021.

Key assumptions used in Step 1 of the Company's annual goodwill impairment test included discount rates, multiple rates, average annual sales growth rates and average annual pre-tax income before interest, depreciation and amortization expenses during the forecast period starting with fiscal year 2021. A sensitivity assessment for the key assumptions included in the 2021 goodwill impairment test on the S&P reporting unit is as follows:

•A 90 basis point hypothetical increase in the discount rate, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value, and thus it would not result in the reporting unit failing Step 1 of the goodwill impairment test;
•A 150 basis point hypothetical decrease in the multiple rate applied to forecasted 2022 pre-tax income before interest, depreciation and amortization, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value, and thus it would not result in the reporting unit failing Step 1 of the goodwill impairment test;
•A 5% hypothetical decrease in average annual sales growth rates, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value and
•A 10% hypothetical decrease in average annual pre-tax income before interest, depreciation and amortization expenses, holding all other assumptions constant, would not have decreased the fair value of the reporting unit below its carrying value.

Revenue from Contracts with Customers

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer at a point in time. The Company's general shipping terms are Incoterm C.P.T. (F.O.B. shipping point), where the title, and risk and rewards of ownership transfer at the point when the products are no longer on the Company's premises. Other Incoterms are allowed as exceptions depending on the product or service being sold and the nature of the sale. The Company recognizes revenue based on the consideration specified in the invoice with a customer, excluding any sales incentives, discounts, and amounts collected on behalf of third parties (i.e., governmental tax authorities).
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

Liquidity and Capital Resources

In July 2021, the Company entered into a fourth amendment to the unsecured credit agreement dated July 27, 2012 with Wells Fargo Bank, National Association, and certain other institutional lenders that provides for a $300.0 million unsecured revolving credit facility (the “Credit Facility”). The amendment extends the term of the Credit Facility from July 23, 2022, to July 12, 2026 and modified certain covenants to provide us with additional flexibility. As of December 31, 2021, the full $300.0 million under the Credit Facility was available for borrowing and we remain debt free.

Our principal uses of liquidity include the costs and expenses associated with our operations, including financing working capital requirements and continuing our capital allocation strategy, which includes supporting capital expenditures, repurchasing the Company's common stock, paying cash dividends, and financing other investment opportunities over the next twelve months.

The Company has certain contractual obligations, primarily operating leases, purchase obligations and debt interest obligations which include annual facility fees. Refer to "Note 11 - Leases" (Part II, Item 8) and "Note 14 - Commitment and Contingencies" for details related to the Company's purchase obligations and debt annual facility fees. The Company did not have any significant off-balance sheet commitments as of December 31, 2021.

As previously disclosed, the Company is acquiring Etanco. The acquisition is expected to be funded via a combination of $100 million of existing cash, a $450 million unsecured term loan with committed financing from Wells Fargo Bank and MUFG Union Band and the remainder from borrowings under the Company’s existing Revolving Credit Facility, which will be increased from $300 million to $450 million. Interest expense will increase from the additional debt incurred to finance the acquisition of Etanco but the Company expects its net debt-to-EBITDA ratio to be below 1.5 times on the closing of the acquisition, maintaining the Company’s conservative leverage profile.

As of December 31, 2021, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions, and includes $75.8 million held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the U.S. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

The following table presents selected financial information as of December 31, 2021, 2020 and 2019, respectively:

	At December 31,
(in thousands)	2021	2020	2019

Cash and cash equivalents	$301,155	$274,639	$230,210
Property, plant and equipment, net	259,869	255,184	249,012
Equity investment, goodwill and intangible assets	170,309	165,110	159,430
Working capital	754,233	559,078	482,000

The following table presents the significant categories of cash flows for the twelve months ended December 31, 2021, 2020 and 2019, respectively:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by (used in):
Operating activities	$151,295	$207,572	$205,662
Investing activities	(58,805)	(39,853)	(28,021)
Financing activities	(71,616)	(126,777)	(108,154)

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

In 2021, operating activities provided $151.3 million in cash and cash equivalents, as a result of $266.4 million from net income and $71.3 million from non-cash adjustments to net income which includes depreciation and amortization, stock-based compensation and non-cash lease expense, partially offset by a decrease of $186.5 million for the net change in operating assets and liabilities primarily from increases of $164.2 million in inventory and $68.0 million in trade accounts receivables, partly offset by an increase of $50.5 million in accrued liabilities and other current liabilities.

Cash used in investing activities of $58.8 million during the year ended December 31, 2021 was mainly for capital expenditures and investments, including a venture capital fund. Our capital spending for the fiscal years 2019, 2020 and 2021 was $32.7 million, $32.6 million and $43.7 million, respectively, which was primarily used for machinery and equipment purchases and software in development. Based on current information and subject to future events and circumstances, total approved capital spending for 2022 will be in the $65 million to $70 million range. Capital expenditures outlook, we estimate roughly 20% will be dedicated to maintenance capital expenditures. Our growth investments will be primarily focused on purchases of new equipment to support increased productivity and efficiencies, enhancements to our existing facilities to expand our manufacturing footprint in-line with increasing customer needs, as well as investments for adjacencies and key growth initiatives.

Cash used in financing activities of $71.6 million during the year ended December 31, 2021, consisted primarily of $41.6 million used to pay cash dividends and $24.1 million for the repurchase of the Company’s common stock. For the fiscal year ended December 31, 2021, the Company returned $65.7 million to the Company's stockholders, which represents 61.1% of our free cash flow from operations during the same period.

On January 20, 2022, the Company's Board of Directors (the "Board") declared a quarterly cash dividend of $0.25 per share payable on April 28, 2022, to stockholders of record on April 7, 2022 and estimated to be $10.8 million in total. During 2021, the Board also approved changing our capital return threshold from 50% of our cash flow from operations to 50% of our free cash flow, which is calculated by subtracting capital expenditures from cash flow from operations.

Since the beginning of 2019 to the fiscal year ended December 31, 2021, we have returned $283.3 million to stockholders, which represents 62.2% of our free cash flow and over the same period the Company has repurchased over 2.2 million shares of the Company's common stock, which represents approximately 5.2% of the outstanding shares of the Company's common stock.

Cash flows from operating activities years ended December 31, 2020 and 2019 are incorporated by reference to Form 10-K 2020 filing.

•For 2021, we purchased and received 222,060 shares of the Company’s common stock on the open market at an average price of $108.64 per share, for a total of $24.1 million under a previously announced $100.0 million share repurchase authorization (which expired at the end of 2021).

•On November 18, 2021, the Board authorized the Company to repurchase up to $100.0 million of the Company's common stock, from January 1, 2022 through December 31, 2022.

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

See “Item 3 — Legal Proceedings” above and “Note 14 — Commitments and Contingencies” to the Company’s Consolidated Financial Statements.

Inflation and Raw Materials

Inflation rates increased significantly during fiscal year 2021, which may negatively effect material costs as well as labor costs and other costs of doing business, and as such may adversely affect our operating profits if we cannot recover the higher costs through price increases. Our main raw material is steel, and as such, increases in steel prices may adversely affect our gross margin if we cannot recover the higher costs through price increases. See “Item 1 — Raw Materials” and “Item 1A — Risk Factors.”

Indemnification

In the normal course of business, to facilitate transactions of services and products, we have agreed to indemnify certain parties with respect to certain matters. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and the Company’s bylaws as permitted by the Company’s certificate of incorporation require the Company to indemnify corporate servants, including our officers and directors, to the fullest extent permitted by law. The Company maintains directors and officers liability insurance coverage to reduce its exposure to such obligations. The Company has not incurred significant obligations under indemnification provisions historically, and does not expect to incur significant obligations in the future. It is not possible to determine the maximum potential amount under these indemnities due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Accordingly, the Company has not recorded any liability for costs related these indemnities through December 31, 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business, including changes to foreign currency exchange rates and interest rates and fluctuations in commodity prices.

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

Foreign currency translation adjustments on our underlying assets and liabilities resulted in an accumulated other comprehensive loss of $7.3 million for the year ended December 31, 2021, due to the effects of the strengthening United States Dollar in relation to almost all other countries.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under our $300 million revolving line of credit facility (the "Credit Facility") with Wells Fargo Bank, which bears interest at variable rates. The variable interest rates on the Credit Facility fluctuate and expose us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. As of December 31, 2021, the total outstanding debt subject to interest rate fluctuations was zero.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, a significant raw material upon which our manufacturing depends. Steel cost increased in 2021 when compared to 2020 and historical levels due to the worldwide raw material shortage stemming from the COVID-19 pandemic. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs would also increase. While historically we have successfully mitigated these increased costs through the implementation of price increases, in the future we may not be able to successfully mitigate these costs, which could cause our operating margins to decline. As noted above, higher steel prices not mitigated by price increases will likely result in a 500 basis point decline in operating margins for the full year of 2022 compared to operating margins for the full year of 2021.

Item 8. Consolidated Financial Statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Simpson Manufacturing Co., Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Simpson Manufacturing Co. Inc., (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2022 expressed an unqualified opinion.

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

Critical audit matter
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

S&P Clever reporting unit goodwill impairment assessment
As described further in Note 10 to the consolidated financial statements, the company’s goodwill balance as of December 31, 2021 was $134.0 million, of which $23.1 million related to the S&P Clever reporting unit. The company performs goodwill impairment testing at the reporting unit level on an annual basis. The company uses a combination of the income approach (discounted cash flow method) and the market approach, equally weighted in its annual goodwill impairment assessment. We identified the assessment of the carrying value of goodwill for the S&P Clever reporting unit as a critical audit matter.

The principal considerations for our determination that the assessment of the carrying value of goodwill for the S&P Clever reporting unit is a critical audit matter are that significant auditor judgement, including the need to involve our valuation specialists, was required to evaluate the Company’s estimate of fair value of the S&P Clever reporting unit, which was developed, in part, using a discounted cash flow model. Specifically, auditing the key assumptions used in the reporting unit’s discounted cash flow model which are forecasted financial information, the discount rate, and multiple rates. Changes to those assumption could have a significant effect on the Company’s assessment of the impairment of the goodwill.

Our audit procedures related to the assessment of the carrying value of goodwill for the S&P Clever reporting unit included the following, among others.

•We tested the effectiveness of controls within the goodwill impairment analysis, including those over forecasted financial information, the discount rate and multiple rates.

•We evaluated management’s historical ability to accurately forecast by comparing actual results to management’s previously forecasted financial information for the same period.

•We evaluated the reasonableness of management’s forecasted financial information by comparing the forecasted financial information to historical results, including considering any circumstances affecting the current macroeconomic environment.

•With the assistance of our valuation specialists, we evaluated the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing an independent estimate of the discount rate and comparing that to the discount rate selected by management.

•With the assistance of our valuation specialists, we evaluated the industry-comparable multiples, including testing the underlying source information and mathematical accuracy of the calculations, the acceptability of the selected companies within the Company’s peer group, and comparing the multiples selected by management to companies in the same industry.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2015.

San Francisco, California
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Simpson Manufacturing Co., Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Simpson Manufacturing Co., Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 25, 2022 expressed an unqualified opinion on those financial statements.

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
February 25, 2022

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$301,155	$274,639
Trade accounts receivable, net	231,021	165,128
Inventories	443,756	283,742
Other current assets	22,903	29,630
Total current assets	998,835	753,139
Property, plant and equipment, net	259,869	255,184
Operating lease right-of-use assets	45,438	45,792
Goodwill	134,022	135,844
Intangible assets, net	26,269	26,800
Other noncurrent assets	19,692	15,810
Total assets	$1,484,125	$1,232,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$57,215	$48,271
Accrued liabilities and other current liabilities	187,387	145,790
Total current liabilities	244,602	194,061
Operating lease liabilities	37,091	37,199
Deferred income tax and other long-term liabilities	18,434	20,366
Total liabilities	300,127	251,626
Commitments and contingencies (see Note 14)
Stockholders’ equity
Common stock, par value $0.01; authorized shares, 160,000; issued and outstanding shares, 43,217 and 43,326 at December 31, 2021 and 2020, respectively	432	433
Additional paid-in capital	294,330	284,007
Retained earnings	906,841	720,441
Treasury stock	—	(13,510)
Accumulated other comprehensive loss	(17,605)	(10,428)
Total stockholders’ equity	1,183,998	980,943
Total liabilities and stockholders’ equity	$1,484,125	$1,232,569

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Net sales	$1,573,217	$1,267,945	$1,136,539
Cost of sales	818,187	691,561	644,409
Gross profit	755,030	576,384	492,130
Operating expenses:
Research and development and other engineering	59,381	50,807	47,058
Selling	135,004	112,517	112,568
General and administrative	193,176	161,029	157,274
Total operating expenses	387,561	324,353	316,900
Net gain on disposal of assets	(324)	(332)	(6,024)
Income from operations	$367,793	$252,363	$181,254
Interest expense, net and other	(3,662)	(2,012)	(1,730)
Foreign exchange gain (loss), net and other	(5,582)	(787)	(1,167)
Income before taxes	358,549	249,564	178,357
Provision for income taxes	92,102	62,564	44,375
Net income	$266,447	$187,000	$133,982
Other comprehensive income
Translation adjustment	(7,313)	14,172	885
Unamortized pension adjustments, net of tax	404	(161)	(1,064)
Cash flow hedge adjustment, net of tax	(268)	390	—
Comprehensive income	$259,270	$201,401	$133,803
Net income per common share:
Basic	$6.15	$4.28	$3.00
Diluted	$6.12	$4.27	$2.98
Weighted average number of shares of common stock outstanding
Basic	43,325	43,709	44,735
Diluted	43,532	43,841	44,921

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2019, 2020 and 2021
(In thousands, except per share data)

			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings		Treasury Stock
	Shares	Par Value					Total
Balance at January 1, 2019	44,998	$453	$276,504	$628,207	$(24,650)	$(25,000)	$855,514
Net income	—	—	—	133,982	—	—	133,982
Translation adjustment, net of tax	—	—	—	—	885	—	885
Pension adjustment, net of tax	—	—	—	—	(1,064)	—	(1,064)
Stock-based compensation expense	—	—	9,325	—	—	—	9,325
Repurchase of common stock	(972)	—	—	—	—	(60,816)	(60,816)
Retirement of common stock		(13)	—	(76,424)		76,437	—
Cash dividends declared on common stock, $0.91 per share	—	—	—	(40,258)	—	—	(40,258)
Shares issued from release of restricted stock units	178	2	(5,905)	—	—	—	(5,903)
Common stock issued at $54.31 per share	5	—	292	—	—	—	292
Balance at December 31, 2019	44,209	442	280,216	645,507	(24,829)	(9,379)	891,957
Net income	—	—	—	187,000	—		187,000
Translation adjustment, net of tax	—	—	—	—	14,172	—	14,172
Pension adjustment, net of tax	—	—	—	—	(161)	—	(161)
Cash flow hedge adjustment, net of tax	—	—	—	—	390	—	390
Stock-based compensation expense	—	—	11,410	—	—	—	11,410
Repurchase of common stock	(1,053)	—	—	—	—	(76,189)	(76,189)
Retirement of common stock	—	(10)	—	(72,048)	—	72,058	—
Cash dividends declared on common stock, $0.92 per share	—	—	—	(40,018)	—	—	(40,018)
Shares issued from release of restricted stock units	166	1	(7,960)	—	—	—	(7,959)
Common stock issued at $88.31 per share	4	—	341	—	—	—	341
Balance at December 31, 2020	43,326	433	284,007	720,441	(10,428)	(13,510)	980,943
Net income	—	—	—	266,447	—		266,447
Translation adjustment, net of tax	—	—	—	—	(7,313)	—	(7,313)
Pension adjustment, net of tax	—	—	—	—	404	—	404
Cash flow hedge adjustment, net of tax	—	—	—	—	(268)	—	(268)
Stock-based compensation expense	—	—	15,029	—	—	—	15,029
Repurchase of common stock	(222)	—	—	—	—	(24,125)	(24,125)
Retirement of common stock	—	(3)	—	(37,632)	—	37,635	—
Cash dividends declared on common stock, $0.98 per share	—	—	—	(42,415)	—	—	(42,415)
Shares issued from release of restricted stock units	106	2	(5,397)	—	—	—	(5,395)
Common stock issued at $93.45 per share	7	—	691	—	—	—	691
Balance at December 31, 2021	43,217	$432	$294,330	$906,841	$(17,605)	$—	$1,183,998

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$266,447	$187,000	$133,982
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of assets and other	2,116	(318)	(6,023)
Depreciation and amortization	42,477	38,767	38,402
Noncash lease expense	9,562	6,984	7,136
Deferred income taxes	(915)	3,179	2,557
Noncash compensation related to stock plans	17,715	13,507	10,434
Provision for (benefit from ) doubtful accounts	393	(98)	977
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Trade accounts receivable	(67,993)	(22,107)	6,096
Inventories	(164,202)	(27,219)	23,655
Other current assets	(1,951)	(845)	(3,808)
Trade accounts payable	10,235	11,360	(845)
Accrued liabilities and other current liabilities	50,548	7,754	(145)
Other noncurrent assets and liabilities	(13,137)	(10,392)	(6,756)
Net cash provided by operating activities	151,295	207,572	205,662
Cash flows from investing activities
Capital expenditures	(43,738)	(32,579)	(32,699)
Acquisitions, net of cash acquired	(218)	(2,797)	(2,650)
Purchases of intangible assets	(5,856)	(5,330)	(4,827)
Purchases of Equity investments	(9,829)	—	—
Proceeds from sale of property and equipment	836	853	12,155
Net cash used in investing activities	(58,805)	(39,853)	(28,021)
Cash flows from financing activities
Proceeds from lines of credit	16,752	169,164	16,647
Repayments of line of credit and capital leases	(16,408)	(170,680)	(17,883)
Debt issuance costs	(819)	(712)	—
Repurchase of common stock	(24,125)	(76,189)	(60,816)
Dividends paid	(41,619)	(40,400)	(40,197)
Cash paid on behalf of employees for shares withheld	(5,397)	(7,960)	(5,905)
Net cash used in financing activities	(71,616)	(126,777)	(108,154)
Effect of exchange rate changes on cash	5,642	3,487	543
Net increase in cash and cash equivalents	26,516	44,429	70,030
Cash and cash equivalents at beginning of year	274,639	230,210	160,180
Cash and cash equivalents at end of year	$301,155	$274,639	$230,210

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
Interest	$1,597	$1,598	$143
Income taxes	83,662	63,035	37,730
Noncash activity during the year for
Noncash capital expenditures	$99	$3,719	$557
Contingent consideration for acquisition	—	547	—
Issuance of Company’s common stock for compensation	691	341	292
Dividends declared but not paid	10,806	9,999	10,170

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

The Company operates exclusively in the building products industry. The Company’s products are sold primarily in the U.S., Canada, Europe and Pacific Rim. A significant portion of the Company’s business is dependent on economic activity within the North America segment. The Company's business is also dependent on the availability of steel, its primary raw material.

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

Cash Equivalents

The Company classifies investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. As of December 31, 2021 and 2020, the value of these investments were $26.4 million and $45.4 million, respectively, consisting of U.S. Treasury securities and money market funds. The value of the investments is based on cost, which approximates fair value based on Level 1 inputs.

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

The changes in the allowance for doubtful accounts receivable for the year ended December 31, 2021 are outlined in the table below:

	Balance at			Balance at
(in thousands)	December 31, 2020	Expense (Deductions), net	Write-Offs[1]	December 31, 2021

Allowance for Doubtful Accounts	$2,110	$393	$570	$1,933

1Amount is net of recoveries and the effect of foreign currency fluctuations for the year ended December 31, 2021

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

Warranties and recalls

The Company provides product warranties for specific product lines and records estimated expenses in the period in which the recall occurs, none of which has been material to the consolidated financial statements. In a limited number of circumstances, the Company may also agree to indemnify customers against legal claims made against those customers by the end users of the Company’s products. Historically, payments made by the Company, if any, under such agreements have not had a material effect on its consolidated results of operations, cash flows or financial position.

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

Fair Value of Financial Instruments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified under a three-tier fair valuation hierarchy based on the observability of the inputs available in the market: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The carrying amounts of trade accounts receivable, accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions and equity investment are classified as Level 3 within the fair value hierarchy as it is based on unobserved inputs such as management estimates and entity-specific assumptions and is evaluated on an ongoing basis. The fair value of foreign currency forward contracts, calculated based on Level 1 inputs, was not material as of December 31, 2021.

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

Depreciation and Amortization

Software, including amounts capitalized for internally developed software is amortized on a straight-line basis over an estimated useful life of three to five years. Machinery and equipment is depreciated using accelerated methods over an estimated useful life of three to ten years. Buildings and site improvements are depreciated using the straight-line method over their estimated useful lives, which range from 15 to 45 years. Leasehold improvements are amortized using the straight-line method over the shorter of the expected life or the remaining term of the lease. Purchased intangible assets with finite useful lives are amortized using the straight-line method over the estimated useful lives of the assets. The weighted-average amortization period for all amortizable intangibles on a combined basis is 8.0 years.

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

Foreign Currency Translation

The local currency is the functional currency for all of the Company’s operations in Europe, Canada, Asia, Australia and New Zealand. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the year. The translation adjustment resulting from this process is shown separately as a component of stockholders’ equity. Foreign currency transaction gains or losses are presented below operating income.

Revenue Recognition

Generally, the Company's revenue contract with a customer exists when (1) the goods are shipped, services are rendered, and the related invoice is generated, (2) the duration of the contract does not extend beyond the promised goods or services already transferred and (3) the transaction price of each distinct promised product or service specified in the invoice is based on its relative stated standalone selling price. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer at a point in time. Our shipping terms provide the primary indicator of the transfer of control. The Company's general shipping terms are Incoterm C.P.T. (F.O.B. shipping point), where the title, and risk and rewards of ownership transfer at the point when the products are no longer on the Company's premises. Other Incoterms are allowed as exceptions depending on the product or service being sold and the nature of the sale. The Company recognizes revenue based on the consideration specified in the invoice with a customer, excluding any sales incentives, discounts, and amounts collected on behalf of third parties (i.e., governmental tax authorities). Based on historical experience with the customer, the customer's purchasing pattern, and its significant experience selling products, the Company concluded that a significant reversal in the cumulative amount of revenue recognized would not occur when the uncertainty (if any) is resolved (that is, when the total amount of purchases is known). Refer to Note 2 for additional information.

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

Product and Software Research and Development Costs

Product research and development costs, which are included in operating expenses and are charged against income as incurred, were $12.3 million, $10.1 million and $10.9 million in 2021, 2020 and 2019, respectively. Product research and development expenses include all related personnel costs including salary, benefits, retirement, stock-based compensation costs, as well as computer and software costs, professional fees, supplies, tools and maintenance costs. In 2021, 2020 and 2019, the Company incurred software development expenses related to its ongoing expansion into the plated truss market and some of the software development costs were capitalized. See "Note 8 — Property, Plant and Equipment." The Company amortizes acquired patents over their remaining lives and performs periodic reviews for impairment. The cost of internally developed patents is expensed as incurred.

Selling Costs

Selling costs include expenses associated with selling, merchandising and marketing the Company’s products. Major components of these expenses are personnel, sales commissions, facility costs such as rent, depreciation and utilities, professional services, information technology costs, sales promotion, advertising, literature and trade shows.

Advertising Costs

Advertising costs are included in selling expenses and were $8.4 million, $8.2 million and $8.2 million in 2021, 2020, and 2019, respectively.

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

All other newly issued and effective accounting standards during 2021 were determined to be not relevant or material to the Company.

2.Revenue from Contracts with Customers

Disaggregated revenue

The Company disaggregates net sales into the following major product groups as described in its segment information included in these financial statements under Note 18.

Wood Construction Products Revenue. Wood construction products represented approximately 87%, 85%, 84% and of total net sales in the year ended December 31, 2021, 2020, and 2019 respectively.

Concrete Construction Products Revenue. Concrete construction products represented approximately 13%, 15%, 16% of total net sales in the year ended December 31, 2021, 2020 and 2019, respectively.

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

Other revenue. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and services were less than 0.1% of net sales for 2021,2020 and 2019 and recognized as the services are completed or by transferring control over a product to a customer at a point in time. Services may be sold separately or in bundled packages. The typical contract length for service is generally less than one year. For bundled packages, the Company accounts for individual services separately when they are distinct within the context of the contract. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the services.

Reconciliation of contract balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of December 31, 2021 and 2020, the Company had no contract assets or contract liabilities from contracts with customers.

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

3.Net Income per Share
The following shows a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	For the Year Ended December 31,
(in thousands, except per-share amounts)	2021	2020	2019
Net income available to common stockholders	$266,447	$187,000	$133,982

Basic weighted average shares outstanding	43,325	43,709	44,735
Dilutive effect of potential common stock equivalents	207	132	186
Diluted weighted average shares outstanding	43,532	43,841	44,921
Net earnings per share:
Basic	$6.15	$4.28	$3.00
Diluted	$6.12	$4.27	$2.98

4.Stockholders' Equity

Stock Repurchases

For the fiscal year ended December 31, 2021, the Company repurchased 222,060 shares of the Company’s common stock in the open market at an average price of $108.64 per share, for a total of $24.1 million. As of December 31, 2021, approximately $75.9 million was not used for repurchase under the previously announced $100.0 million share repurchase authorization (which expired at the end of 2021). On November 18, 2021, the Company’s Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock from January 1, 2022 through December 31, 2022.

As of December 31, 2021, the Company held zero shares of its common stock as treasury shares and in 2021, retired a total of 373,034 of its common stock.

Comprehensive Income or Loss

The following shows the components of accumulated other comprehensive income or loss as of December 31, 2021, 2020, and 2019 respectively:

	Foreign Currency Translation	Pension Benefit	Cash Flow Hedge	Total
(in thousands)
Balance at January 1, 2019	$(22,965)	$(1,685)	$—	$(24,650)
Other comprehensive gain/(loss), net of tax effect	885	(1,064)	—	(179)
Balance at December 31, 2019	(22,080)	(2,749)	—	(24,829)
Other comprehensive gain/(loss), net of tax effect	14,172	(161)	390	14,401
Balance at December 31, 2020	(7,908)	(2,910)	390	(10,428)
Other comprehensive gain/(loss), net of tax effect	(7,313)	404	(268)	(7,177)
Balance at December 31, 2021	$(15,221)	$(2,506)	$122	$(17,605)

5.Stock-Based Compensation

The Company currently maintains the Simpson Manufacturing Co., Inc. Amended and Restated 2011 Incentive Plan (the “2011 Plan”) as its only equity incentive plan. Under the 2011 Plan, no more than 16.3 million shares of the Company’s common stock in aggregate may be issued, including shares already issued pursuant to prior awards granted under the 2011 Plan. Shares of common stock underlying awards to be issued pursuant to the 2011 Plan are registered under the Securities Act. Under the 2011 Plan, the Company may grant restricted stock and restricted stock units. The Company currently intends to award only performance-based stock units ("PSUs") and/or time-based restricted stock units ("RSUs").

The following table shows the Company’s stock-based compensation activity:

	Fiscal Years Ended December 31,
(in thousands)	2021	2020	2019
Stock-based compensation expense recognized	$15,036	$11,384	$9,480
Tax benefit of stock-based compensation expense in provision for income taxes	3,787	2,859	2,330
Stock-based compensation expense, net of tax	$11,249	$8,525	$7,150
Fair value of shares vested	$15,701	$21,921	$16,760

The Company allocates stock-based compensation expense amongst cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation capitalized in inventory was immaterial for all periods presented.

The following table summarizes the Company’s unvested restricted stock unit activity for the year ended December 31, 2021:

	Shares (in thousands)	Weighted- Average Price	Aggregate Intrinsic Value * (in thousands)
Unvested Restricted Stock Units (RSUs)
Outstanding at January 1, 2021	351	$66.13	$33,188
Awarded	168	93.26
Vested	(162)	60.30
Forfeited	(13)	81.50
Outstanding at December 31, 2021	344	$81.33	$47,721
Outstanding and expected to vest at December 31, 2021	474	$78.45	$65,984

* The intrinsic value for outstanding and expected to vest is calculated using the closing price per share of $139.07, as reported by the New York Stock Exchange on December 31, 2021.

During the year ended December 31, 2021, the Company granted 161,643 RSUs and PSUs to the Company’s employees, including officers at an estimated weighted average fair value of $100.93 per share, based on the closing price (adjusted for certain market factors primarily the present value of dividends) of the Company’s common stock on the grant date. The RSUs and PSUs granted to the Company’s employees may be time-based, performance-based or time- and performance-based. Certain of the PSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the award agreement over a cumulative three year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time- and performance based RSUs granted to the Company’s employees excluding officers and certain key employees, vest ratably over the four year life of the award and through 2019, required the underlying shares of the Company's common stock to be subject to a performance-based adjustment during the first year and starting in 2020, were time-based awards which vest ratable over the four year life of the award.

The Company’s seven non-employee directors are entitled to receive approximately $690 thousand in equity compensation annually. The number of shares ultimately granted are based on the average closing share price for the Company over the 60 day period prior to approval of the award in the second quarter of each year. In May and June 2021, the Company granted 6,601 shares of the Company's common stock to the non-employee directors, based on the average closing price of $100.33 per share and recognized total expense of $756 thousand.

The total intrinsic value of RSUs vested during the years ended December 31, 2021, 2020 and 2019 was $15.7 million, $21.9 million and $16.7 million, respectively, based on the market value on the vest date.

As of December 31, 2021, the Company’s aggregate unamortized stock compensation expense was approximately $17.3 million, which is expected to be recognized in expense over a weighted-average period of approximately 2.2 years.

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

The Company awarded shares for service through 2021, 2020, and 2019 as shown below:

	December 31,
	2021	2020	2019
Shares issued	6,900	7,400	4,000
Shares settled with cash (foreign employees)	6,500	5,200	3,000
Total award	13,400	12,600	7,000

As a result, we recorded pre-tax compensation charges of $1.7 million, $1.2 million, and $0.8 million for years ended December 31, 2021, 2020, and 2019, respectively. These charges include cash bonuses to compensate employees for income taxes payable as a result of the stock bonuses.

6.    Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	December 31,
(in thousands)	2021	2020
Trade accounts receivable	$237,312	$170,001
Allowance for doubtful accounts	(1,932)	(2,110)
Allowance for sales discounts	(4,359)	(2,763)
	$231,021	$165,128

7.Inventories

The components of inventories are as follows:

	December 31,
(in thousands)	2021	2020
Raw materials	$191,174	$95,777
In-process products	30,309	21,803
Finished products	222,273	166,162
	$443,756	$283,742

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

The Company sources certain materials for its concrete products from a wholly owned subsidiary in China, and as a result is exposed to variability in cash outflows associated with changes in the foreign exchange rate between the U.S. Dollar and the Chinese Yuan (CNY). As of December 31, 2021, the Company had no outstanding foreign currency derivative contracts.

Net deferred gains and losses on these contracts relating to changes in fair value are included in accumulated other comprehensive income or loss ("OCI"), a component of shareholders' equity in the consolidated balance sheets, and are reclassified into the line item in the consolidated statement of income in which the hedged items are recorded in the same period the hedged item affects earnings. For the year ended December 31, 2021, the Company recognized gains of $0.6 million, as a reduction of cost of sales. Changes in fair value of any forward contracts that are determined to be ineffective are immediately reclassified from OCI into earnings. The amounts deferred in OCI are expected to be recognized as a component of cost of sales in the consolidated statement of operations during 2022. There were no amounts recognized due to ineffectiveness during the year ended December 31, 2021.

9. Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2021	2020
Land	$28,175	$28,553
Buildings and site improvements	202,393	203,421
Leasehold improvements	5,995	7,091
Machinery and equipment	399,079	372,923
	635,642	611,988
Less accumulated depreciation and amortization	(402,246)	(377,460)
	233,396	234,528
Capital projects in progress	26,473	20,656
	$259,869	$255,184

Property, plant and equipment as of December 31, 2021 and 2020, includes fully depreciated assets with an original cost of $234.0 million and $200.5 million, respectively, which are still in use in the Company’s operations. The Company capitalizes certain development costs associated with internal use software, including the direct costs of services provided by third-party consultants and payroll for internal employees, both of which are performing development and implementation activities on a software project. As of December 31, 2021 and 2020, the Company had capitalized software development costs net of accumulated amortization of $30.2 million and $29.4 million, respectively, included in Machinery and equipment and as of December 31, 2021 and 2020, $4.8 million and $5.5 million, respectively, was included in capital projects in progress.

Depreciation expense, including depreciation of equipment and amortization of internally developed software and software acquired through capital lease arrangements, was $36.1 million, $32.1 million and $32.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

10. Goodwill and Intangible Assets
Goodwill
The annual changes in the carrying amount of goodwill, by segment, as of December 31, 2020 and 2021, were as follows, respectively:

(in thousands)	North America	Europe	Asia Pacific	Total
Balance as of January 1, 2020	$96,244	$34,300	$1,335	$131,879
Goodwill acquired	—	106	—	106
Foreign exchange	67	3,661	139	3,867
Reclassifications	—	(8)	—	(8)
Balance as of December 31, 2020	96,311	38,059	1,474	135,844
Foreign exchange	(4)	(1,622)	(90)	(1,716)
Reclassifications	—	(106)	—	(106)
Balance as of December 31, 2021	$96,307	$36,331	$1,384	$134,022

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

The Company determined that the U.S. reporting unit includes four components: Northwest United States, Southwest United States, Northeast United States and Southeast United States. The Australia reporting unit includes two components: Australia and New Zealand. The S&P Clever reporting unit includes multiple European countries that are evaluated as one reporting unit. For each of these reporting units, the Company aggregated the components because management concluded that they are economically similar and that the goodwill is recoverable from these components working in concert.

We evaluate the recoverability of goodwill in accordance with Accounting Standard Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other. In addition, the Company prospectively adopted as part of its review in 2018 the Financial Accounting Standard Board (FASB) issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.

We assessed the qualitative factors related to the goodwill of the reporting units to determine whether it is necessary to perform an impairment test. We also considered quantitative factors due to the effects of the COVID-19 pandemic. If the Company judges that it is more likely than not that the fair value of the reporting unit is greater than the carrying amount, including goodwill, no further testing is required. This assessment method was utilized in our 2020 annual goodwill impairment test.

In 2021, the Company applied the ("Step 1") approach where the Company compares the fair value of the reporting unit to its carrying value. The fair value calculation uses both the income approach (discounted cash flow method) and the market approach, equally weighted. If the Company determines that the carrying value of the net assets assigned to the reporting unit, including goodwill, exceeds the fair value of the reporting unit, no further action taken. If the Company determines that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company would record an impairment charge equal to the difference between the implied fair value of the goodwill and the carrying value.

The 2021 and 2020 annual testing of goodwill for impairment did not result in impairment charges. "See Item 7 - Critical Accounting Policies and Estimates -Goodwill and Other Intangible Assets".
Amortizable Intangible Assets
Intangible assets from acquired businesses or asset purchases are recognized at their estimated fair values on the date of acquisition and consist of patents, unpatented technology, non-compete agreements, trademarks, customer relationships and other intangible assets. Finite-lived intangibles are amortized to expense over the applicable useful lives, ranging from three to twenty-one years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows. The Company performs an impairment test of finite-lived intangibles whenever events or changes in circumstances indicate their carrying value may be impaired.

The total gross carrying amount and accumulated amortization of definite-lived intangible assets at December 31, 2021 was $73.0 million and $46.7 million, respectively. The aggregate amount of amortization expense of intangible assets for the years ended December 31, 2021, 2020 and 2019 was $6.4 million $6.1 million and $5.5 million, respectively. The weighted-average remaining amortization period for all amortizable intangibles on a combined basis is 8.0 years.

The annual changes in the carrying amounts of patents, unpatented technologies, customer relationships and non-compete agreements and other intangible assets subject to amortization for the years ended December 31, 2021 and 2020 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents
Balance at January 1, 2020	$4,659	$(561)	$4,098
Purchases	40	—	40
Amortization	—	(373)	(373)
Balance at December 31, 2020	4,699	(934)	3,765
Purchases	6,074	—	6,074
Amortization	—	(428)	(428)
Balance at December 31, 2021	$10,773	$(1,362)	$9,411

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unpatented Technology
Balance at January 1, 2020	$21,616	$(14,361)	$7,255
Amortization	—	(2,131)	(2,131)
Foreign exchange	488	—	488
Balance at December 31, 2020	22,104	(16,492)	5,612
Amortization	—	(2,174)	(2,174)
Reclassifications	348	—	348
Foreign exchange	(49)	—	(49)
Balance at December 31, 2021	$22,403	$(18,666)	$3,737

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Compete Agreements, Trademarks and Other

Balance at January 1, 2020	$14,703	$(5,529)	$9,174
Purchases	6,700		6,700
Amortization	—	(2,195)	(2,195)
Foreign exchange	179	—	179
Balance at December 31, 2020	21,582	(7,724)	13,858
Amortization	—	(2,631)	(2,631)
Foreign exchange	(148)	—	(148)
Balance at December 31, 2021	$21,434	$(10,355)	$11,079

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships
Balance at January 1, 2020	$17,660	$(13,732)	$3,928
Acquisition	290	—	290
Amortization	—	(1,443)	(1,443)
Foreign exchange	173	—	173
Balance at December 31, 2020	18,123	(15,175)	2,948
Disposal	(217)	—	(217)
Amortization	—	(1,186)	(1,186)
Foreign exchange	(117)	—	(117)
Balance at December 31, 2021	$17,789	$(16,361)	$1,428

As of December 31, 2021, estimated future amortization of intangible assets was as follows:

(in thousands)

2022	$4,767
2023	3,807
2024	2,859
2025	2,612
2026	1,884
Thereafter	9,724
$25,653

Indefinite-Lived Intangible Assets

As of December 31, 2021, the only indefinite-lived intangible asset was a trade name in the amount of $0.6 million.

Definite-lived and indefinite-lived assets, net, by segment as of December 31, 2021 and 2020 were as follows:

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Total Intangible Assets
North America	$40,786	$(22,697)	$18,089
Europe	26,341	(17,630)	8,711
Total	$67,127	$(40,327)	$26,800

	At December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Total Intangible Assets
North America	$46,643	$(26,346)	$20,297
Europe	26,371	(20,399)	5,972
Total	$73,014	$(46,745)	$26,269

11.    Leases

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

The following table provides a summary of leases included on the consolidated balance sheets as of December 31, 2021 and 2020, and consolidated statements of earnings and comprehensive income, and consolidated statements of cash flows for the year ended December 31, 2021 and 2020:

	Consolidated Balance Sheets Line Item	At December 31,
		2021	2020
(in thousands)
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$45,438	$45,792
Liabilities
Operating-current	Accrued expenses and other current liabilities	$8,769	$9,143
Operating-noncurrent	Operating lease liabilities	37,091	37,199
Total operating lease liabilities		$45,860	$46,342
Finance leases
Assets
Property and equipment, gross	Property, plant and equipment, net	$3,569	$3,569
Accumulated amortization	Property, plant and equipment, net	(3,416)	(3,112)
Property and equipment, net	Property, plant and equipment, net	$153	$457
Liabilities
Other current liabilities	Accrued expenses and other current liabilities	0	$384
Total finance lease liabilities		$0	$384

The components of lease expense were as follows:

	Consolidated Statements of Operations Line Item	Years Ended December 31,
(in thousands)		2021	2020
Operating lease cost	General administrative expenses and cost of sales	$11,704	$9,804
Finance lease cost:
Amortization of right-of-use assets	General administrative expenses	$324	$864
Interest on lease liabilities	Interest expense, net	2	30
Total finance lease cost		$326	$894

Other information

Supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$11,443	$9,306
Finance cash flows for finance leases	$437	$1,160
Operating right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$11,530	$20,308

The following is a schedule, by years, of maturities for lease liabilities as of December 31, 2021:

(in thousands)	Operating Leases
2022	$10,887
2023	8,579
2024	6,821
2025	5,861
2026	4,994
Thereafter	16,279
Total lease payments	53,421
Less: Present value discount	(7,561)
Total lease liabilities	$45,860

The following table summarizes the Company’s lease terms and discount rates as of December 31, 2021:

	Years Ended December 31,
	2021	2020
Weighted-average remaining lease terms (in years):
Operating leases	6.88	7.27
Finance leases	0.00	0.42
Weighted-average discount rate:
Operating leases	5.22%	5.29%
Finance leases	—%	3.3%

12. Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consisted of the following:

	December 31,
(in thousands)	2021	2020
Labor related liabilities	$46,821	$41,188
Sales incentives & advertising allowances	63,702	42,783
Accrued cash profit sharing and commissions	24,178	15,693
Sales tax payable and other	20,822	16,832
Dividends payable	10,806	9,999
Accrued profit sharing trust contributions	12,289	10,152
Operating lease - current portion	8,769	9,143
	$187,387	$145,790

13.Debt

In July 2021, the Company entered into a fourth amendment to the unsecured credit agreement dated July 27, 2012 with Wells Fargo Bank, National Association, and certain other institutional lenders that provides for a $300.0 million unsecured revolving credit facility (“Credit Facility”). The Amendment extends the term of the Credit Agreement from July 23, 2022, to July 12, 2026. The Company is required to pay an annual facility fee of 0.10 to 0.25 percent on the available commitments under the Credit Agreement, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s leverage ratio. The fee is included within other expense in the Company's condensed consolidated statement of operations.

Amounts borrowed under the Credit Agreement bear interest at an annual rate equal to either, at the Company’s option, (a) the rate for Eurocurrency deposits for the corresponding deposits of U.S. dollars as published by the ICE Benchmark

Administration Limited, a United Kingdom company, or a comparable or successor quoting service approved by the Administrative Agent (the “LIBOR Rate”), adjusted for any reserve requirement in effect, plus a spread of from 0.65 to 1.50 percent, as determined on a quarterly basis based on the Company’s leverage ratio, or (b) a base rate, plus a spread of 0.00 to 0.50 percent, as determined on a quarterly basis based on the Company’s leverage ratio. In no event shall the LIBOR Rate be less than 0.50 percent. The base rate is defined in a manner such that it will not be less than the LIBOR Rate. The Company will pay fees for standby letters of credit at an annual rate equal to the LIBOR Rate plus the applicable spread described in the preceding clause (a), and will pay market-based fees for commercial letters of credit. The spread applicable to a particular LIBOR Rate loan or base rate loan depends on the consolidated leverage ratio of the Company and its subsidiaries at the time the loan is made. Loans outstanding under the Credit Agreement may be prepaid at any time without penalty except for LIBOR Rate breakage costs and expenses.

As of December 31, 2021, in addition to the Credit Facility, certain of the Company’s domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders. Together, all of its credit facilities provide the Company with a total of $304.4 million in revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company and its subsidiaries are required to comply with various affirmative and negative covenants. The covenants include provisions that would limit the availability of funds as a result of a material adverse change to the Company’s financial position or results of operations. The Company was in compliance with its financial covenants under the loan agreement as of December 31, 2021.

The Company incurs interest costs, which include interest, maintenance fees and bank charges. The amount of costs incurred, capitalized, and expensed for the years ended December 31, 2021, 2020 and 2019, consisted of the following:

	Years Ended December 31,
	2021	2020	2019
Interest costs incurred	$1,424	$2,796	$2,172
Less: Interest capitalized	(574)	(512)	(144)
Interest expense	$850	$2,284	$2,028

14. Commitments and Contingencies

Purchase Obligations

In addition to the debt and lease obligations described elsewhere in the footnotes, the Company has certain purchase obligations in the ordinary course of business. These purchase obligations are primarily related to the acquisition, construction or expansion of facilities and equipment, and minimum purchase quantities of certain raw materials. The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. As of December 31, 2021, these purchase obligations were $125.4 million, of which $85.9 million is payable in 2022 and the remainder over the following three years. Debt interest obligations include annual facility fees on the Company’s primary line-of-credit facility in the amount of $0.9 million at December 31, 2021.

Employee Relations

As of December 31, 2021, approximately 17% of our employees are represented by labor unions and are covered by collective bargaining agreements in the U.S. The Company has two-facility locations with collective bargaining agreements covering tool and die craftsmen, maintenance workers, and sheet-metal workers. In Stockton, California, two union contracts will expire in September 2023 and June 2023, respectively. Also, the Company has two contracts in San Bernardino County, California that will expire in February 2025 and in June 2022, respectively. Based on current information and subject to future events and circumstances, the Company believes that, even if new agreements are not reached before the existing labor union contracts expire, it is not expected to have a material adverse effect on the Company’s ability to provide products to customers or on the Company’s profitability.

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

Gentry Homes, Ltd. v. Simpson Strong-Tie Company Inc., et al., Case No. 17-cv-00566, was filed in a federal district court in Hawaii against Simpson Strong-Tie Company Inc. and the Company on November 20, 2017. The Gentry Case is a product of a previous state court class action, Nishimura v. Gentry Homes, Ltd., et al., Civil No. 11-1-1522-07, which is now closed. The Nishimura case concerned alleged corrosion of the Company’s galvanized “hurricane straps” and mudsill anchor products used in a residential project in the Ewa District of Honolulu, Hawaii by Gentry Homes, Ltd. ("Gentry"). In the Gentry Case, Gentry alleges breach of warranty and negligent misrepresentation by the Company related to its “hurricane strap” and mudsill anchor products. The Gentry Case was resolved pursuant to a written settlement agreement ("Settlement") without adjudication or any admission of liability by the Company. The Settlement may not be used as evidence of liability against the party. The case was dismissed with prejudice on January 4, 2022. The Company incurred no uninsured liability to the plaintiff in connection with the Gentry Case, or the Settlement.

15. Income Taxes

The provision for income taxes from operations consisted of the following:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Current
Federal	$65,861	$42,337	$28,314
State	19,515	12,571	7,465
Foreign	7,641	4,478	6,039
Deferred		0
Federal	802	2,330	3,329
State	(169)	598	805
Foreign	(1,548)	250	(1,577)
	$92,102	$62,564	$44,375

Income and loss from operations before income taxes for the years ended December 31, 2021, 2020, and 2019, respectively, consisted of the following:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Domestic	$336,085	$238,320	$163,257
Foreign	22,464	11,244	15,100
	$358,549	$249,564	$178,357

At December 31, 2021, the Company had $41.4 million of pre-tax loss carryforwards in various foreign taxing jurisdictions. All of the tax losses can be carried forward indefinitely.

At December 31, 2021, and 2020, the Company has valuation allowances of $12.0 million and $11.3 million, respectively. The valuation allowance increased $0.7 million and decreased $0.3 million for the years ended December 31, 2021, and December 31, 2020, respectively. The increase in the 2021 valuation allowances was primarily the result of an impairment on a foreign equity investment. The decrease in the 2020 valuation allowances was primarily a result of the release of valuation allowance for foreign losses in Simpson Strong-Tie A/S, a subsidiary in Denmark.

As of December 31, 2021, the Company asserts that its accumulated undistributed earnings generated by our foreign subsidiaries are permanently reinvested and as such, has not recognized a US deferred tax liability on its investment in foreign subsidiaries. The Company will continue to assess its permanent reinvestment assertion on a quarterly basis.

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes for its operations were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.3%	4.2%	3.6%
Change in valuation allowance	—%	0.1%	(0.1)%
True-up of prior year tax returns to tax provision	(0.1)%	(0.4)%	(0.3)%
Difference between U.S. statutory and foreign local tax rates	0.4%	0.4%	0.8%
Change in uncertain tax position	—%	—%	0.1%
Other	0.1%	(0.2)%	(0.2)%
Effective income tax rate	25.7%	25.1%	24.9%

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities at December 31, 2021 and 2020, respectively, were as follows:

	December 31,
(in thousands)	2021	2020
Deferred asset taxes
State tax	$1,490	$1,076
Workers’ compensation	892	883
Health claims	1,351	1,207
Vacation liability	376	374
Allowance for doubtful accounts	344	384
Inventories	7,497	6,108
Sales incentive and advertising allowances	1,777	1,086
Lease obligations	11,562	11,631
Stock-based compensation	2,612	2,148
Unrealized foreign exchange gain or loss	378	344
Foreign tax credit carryforwards	4,983	4,744
Uncertain tax positions’ unrecognized tax benefits	72	77
Non-United States tax loss carry forward	7,824	7,717
Other	940	—
	$42,098	$37,779
Less valuation allowances	(11,992)	(11,316)
Total deferred asset taxes	$30,106	$26,463
Deferred tax liabilities
Depreciation	$(14,999)	$(12,933)
Goodwill and other intangibles amortization	(16,682)	(15,642)
Tax effect on cumulative translation adjustment	(504)	(568)
Right of use assets	(11,453)	(11,489)
Other	—	(247)
Total deferred tax liabilities	(43,638)	(40,879)
Total Deferred tax asset/(liability)	$(13,532)	$(14,416)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits in 2021, 2020 and 2019, respectively, were as follows, including foreign translation amounts:

Reconciliation of Unrecognized Tax Benefits	2021	2020	2019
Balance at January 1	$1,168	$1,706	$1,757
Additions based on tax positions related to prior years	9	78	8
Reductions based on tax positions related to prior years	(47)	(7)	(30)
Additions for tax positions of the current year	3	48	167
Lapse of statute of limitations	(189)	(657)	(196)
Balance at December 31	$944	$1,168	$1,706

Tax positions of $0.3, $0.3, and $0.2 million are included in the balance of unrecognized tax benefits at December 31, 2021, 2020, and 2019, respectively, which if recognized, would reduce the effective tax rate.

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in accordance with the Company’s historical accounting policy. During the year ended December 31, 2021, 2020 and 2019, accrued interest decreased by $39 thousand and $108 thousand and $20 thousand, respectively. The Company had accrued $0.2 million for fiscal year ended 2021, $0.3 million for fiscal year ended 2020 and $0.4 million for fiscal year ended 2019, for the potential payment of interest before income tax benefits. The Company does not expect any material changes in unrecognized tax benefits within the next 12 months.

At December 31, 2021, the Company remained subject to federal income tax examinations in the U.S. for the tax years 2018 through 2021. In addition, tax years 2016 through 2021 remain open to examination in states, local and foreign jurisdictions.

16. Retirement Plans

The Company has six defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. The Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan (the "Plan") covers U.S. employees and provides for quarterly safe harbor contributions, limited to 3% of the employees' quarterly eligible compensation and for annual discretionary contributions, subject to certain limitations. The discretionary amounts for 2021, 2020 and 2019 were equal to 7% of qualifying salaries or wages of the covered employees. The other five defined contribution plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2021, 2020 and 2019, was $20.7 million, $17.7 million, and $16.8 million, respectively.

We participate in various multiemployer benefit plans that cover some of our employees who are represented by labor unions. We make periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but do not sponsor or administer these plans. We do not participate in any multiemployer benefit plans for which we consider our contributions to be individually significant. If we withdraw from participation in any of these plans, the applicable law would require us to fund our allocable share of the unfunded vested benefits, which is known as a withdrawal liability. As of December 31, 2021, we believe that there was no probable withdrawal liability under the multiemployer benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees.

Our total contribution to various industry-wide, union-sponsored pension funds and a statutorily required pension fund for employees in the U.S. and Europe were $5.0 million for the year ended December 31, 2021 and $5.1 million, $4.5 million for the years ended 2020 and 2019, respectively.

17. Related Party Transactions

During 2021, the Company identified certain purchases of goods and services from companies where the Chief Executive Officer of the Company serves as a director on the respective company's board providing the goods or services. The amount of goods and services purchased by the Company pursuant to these arrangements was not material to the Company’s consolidated statement of income and cash flows for the year ended December 31, 2021.

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

The Administrative & All Other column primarily includes expenses such as self-insured workers compensation claims for employees, stock-based compensation for certain members of management, interest expense, foreign exchange gains or losses and income tax expense, as well as revenues and expenses related to real estate activities.

The following table shows certain measurements used by management to assess the performance of the segments described above as of December 31, 2021, 2020 and 2019, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2021
Net sales	$1,362,941	$196,996	$13,280	$—	$1,573,217
Sales to other segments *	2,237	5,696	27,109	—	35,042
Income from operations	359,140	14,160	1,193	(6,700)	367,793
Depreciation and amortization	33,950	6,172	1,844	511	42,477
Significant non-cash charges	8,173	1,943	166	7,607	17,889
Provision for income taxes	87,962	3,826	241	73	92,102
Capital expenditures, asset acquisition, and equity investments, net of cash acquired	45,817	2,403	603	988	49,811
Total assets	1,352,988	202,631	31,832	(103,326)	1,484,125

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2020
Net sales	$1,101,891	$156,713	$9,341	$—	$1,267,945
Sales to other segments *	2,554	5,576	25,320	—	33,450
Income (loss) from operations	249,252	8,396	308	(5,593)	252,363
Depreciation and amortization	30,218	5,856	1,709	984	38,767
Significant non-cash charges	6,929	1,226	376	4,975	13,506
Provision for income taxes	58,201	3,817	613	(67)	62,564
Capital expenditures, including purchases of intangible assets, and business combination, net of cash acquired	29,937	4,248	705	5,816	40,706
Total assets	1,001,168	198,647	32,754	—	1,232,569

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2019
Net sales	$972,849	$155,144	$8,546	$—	$1,136,539
Sales to other segments *	1,977	2,068	26,764	—	30,809
Income (loss) from operations	176,329	6,817	(731)	(1,161)	181,254
Depreciation and amortization	30,652	5,457	1,698	595	38,402
Significant non-cash charges	5,273	1,141	211	4,157	10,782
Provision for income taxes	40,452	1,934	577	1,412	44,375
Capital expenditures and business acquisitions, net of cash acquired	31,695	8,245	236	—	40,176
Total assets	1,269,545	169,785	30,055	(374,019)	1,095,366

 * Sales to other segments are eliminated in consolidation.

Cash collected by the Company’s U.S. subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore is in the total assets of "Administrative & All Other." Cash and cash equivalent balances in "Administrative & All Other" were $223.5 million, $199.8 million and $161.4 million as of December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the Company had $75.8 million, or 25.2%, of its cash and cash equivalents held outside the U.S. in accounts belonging to the Company’s various foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if repatriated to the U.S.

The significant non-cash charges comprise compensation related to equity awards under the Company’s stock-based incentive plans and the Company’s employee stock bonus plan. The Company’s measure of profit or loss for its reportable segments is income (loss) from operations. The reconciling amounts between consolidated income before tax and consolidated income from operations are net interest income (expense), net and other, foreign exchange gain (loss), certain legal and professional fees associated with the acquisition of the Etanco Group, refer to Note 19 " Subsequent Events," and loss on disposal of a business. Interest income (expense) is primarily attributed to “Administrative & All Other.”

The following table shows the geographic distribution of the Company’s net sales and long-lived assets as of December 31, 2021, 2020 and 2019, respectively:

	2021		2020		2019
(in thousands)	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States	$1,287,085	$228,623	$1,045,509	$215,082	$921,703	$210,349
Canada	70,401	2,861	52,889	3,059	47,948	1,181
United Kingdom	37,408	1,851	24,290	2,073	26,376	1,683
Germany	29,970	9,999	24,069	11,163	22,357	10,529
France	50,445	5,988	40,672	7,095	39,969	7,010
Poland	13,909	2,496	11,648	2,779	11,826	2,770
Sweden	17,003	2,664	15,241	2,986	13,792	1,762
Denmark	13,964	2,281	11,931	2,445	10,761	2,235
Norway	12,736	—	11,138	—	11,238	—
Switzerland	5,928	6,784	5,246	8,172	5,600	7,781
Australia	8,120	201	5,749	134	4,939	110
Belgium	6,818	2,349	5,311	2,268	5,605	1,913
The Netherlands	4,834	39	4,526	61	4,019	93
New Zealand	5,160	160	3,593	167	3,606	166
Chile	5,455	31	3,493	49	3,198	28
Other countries	3,981	8,463	2,640	9,797	3,602	10,647
	$1,573,217	$274,790	$1,267,945	$267,330	$1,136,539	$258,257

Net sales and long-lived assets, excluding intangible assets, are attributable to the country where the sales or manufacturing operations are located.

The Company’s wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls and are used for connecting and strengthening wood-based construction primarily in the residential construction market. Its concrete construction products include adhesives, specialty chemicals, mechanical anchors, carbide drill bits, powder actuated tools and reinforcing fiber materials and are used for restoration, protection or strengthening concrete, masonry and steel construction in residential, industrial, commercial and infrastructure construction. The following table shows the distribution of the Company’s net sales by product for the years ended December 31, 2021, 2020 and 2019, respectively:

(in thousands)	2021	2020	2019
Wood Construction	$1,361,113	$1,082,877	$948,768
Concrete Construction	210,780	184,631	187,462
Other	1,324	437	309
Total	$1,573,217	$1,267,945	$1,136,539

No customers accounted for at least 10% of net sales for the years ended 2021, 2020 and 2019.

19. Subsequent Events

On January 20, 2022, the Company's Board of Directors declared a cash dividend of $0.25 per share of our common stock, estimated to be $10.8 million in total. The record date for the dividend will be April 7, 2022, and will be paid on April 28, 2022.

Effective January 20, 2022, Mike Olosky, the Company’s Chief Operating Officer ("COO") was promoted to President and COO. Karen Colonias, who previously served as the Company’s President and Chief Executive Officer ("CEO") will continue to serve as CEO.

On January 26, 2022, the Company signed a securities purchase agreement to acquire Etanco Group for a purchase price of $818 million(1) (€725 million). The acquisition is expected to close on April 1, 2022.

Footnotes
(1) Reflects EUR to USD exchange rate based on binding offer agreed upon as of December 22, 2021.

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31, 2021, 2020 and 2019

		Additions
		Charged	Charged
	Balance at	to Costs	to Other		Balance
(in thousands)	Beginning	and	Accounts —		at End
Classification	of Year	Expenses	Write-offs	Deductions	of Year
Year to date December 31, 2021
Allowance for doubtful accounts	$2,110	$392	$570	$—	$1,932
Allowance for sales discounts	4,566	2,659	—	—	7,225
Allowance for deferred tax assets	11,316	1,763	—	1,088	11,991
Year to date December 31, 2020
Allowance for doubtful accounts	1,935	(98)	(273)	—	2,110
Allowance for sales discounts	4,748	(182)	—	—	4,566
Allowance for deferred tax assets	11,617	1,166	—	1,467	11,316
Year to date December 31, 2019
Allowance for doubtful accounts	1,364	977	406	—	1,935
Allowance for sales discounts	3,317	1,431	—	—	4,748
Allowance for deferred tax assets	13,254	1,423	—	3,060	11,617

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. As of December 31, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer the (“CEO”) and the chief financial officer (the “CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Grant Thornton LLP, an independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report included in the Company’s Consolidated Financial Statements.

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be contained in the Company’s proxy statement for the 2022 Annual Meeting of Stockholders to be held on Wednesday, May 4, 2022, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2021, which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be contained in the Company’s proxy statement for the 2022 Annual Meeting of Stockholders to be held on Wednesday, May 4, 2022, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2021, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in the Company’s proxy statement for the 2022 Annual Meeting of Stockholders to be held on Wednesday, May 4, 2022, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2021, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in the Company’s proxy statement for the 2022 Annual Meeting of Stockholders to be held on Wednesday, May 4, 2022, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2021, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in the Company’s proxy statement for the 2022 Annual Meeting of Stockholders to be held on Wednesday, May 4, 2022, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2021, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

1.     Consolidated financial statements

The following consolidated financial statements are filed as a part of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2021, and 2020

Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2021, is filed as part of this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts-Years ended December 31, 2021, 2020 and 2019.

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

10.5 Fourth Amendment to Credit Agreement, dated as of July 12, 2021, among the Company, as Borrower, Simpson Strong-Tie Company Inc. and Simpson Strong-Tie International, Inc., as Guarantors, the several financial institutions party to the Agreement, as Lenders, and Well Fargo Bank, National Association, in its separate capacities as Swing Line Lender, L/C Issuer and as Administrative Agent is incorporated by reference to Exhibit 10.1 of Simpson Manufacturing Co., Inc.’s Current Report on Form 8-K dated July 12, 2021.

10.6*    Simpson Manufacturing Co., Inc. Executive Officer Cash Profit Sharing Plan, as amended through March 17, 2017, is incorporated by reference to Exhibit 10.4 of its Annual Report on Form 10-K dated February 28, 2018.
*Management contract or compensatory plan or arrangement.

10.7*    Simpson Manufacturing Co., Inc. Amended and Restated 2011 Incentive Plan is incorporated by reference to Exhibit A of Simpson Manufacturing Co., Inc.’s Schedule 14A Proxy Statement dated March 9, 2015.
*Management contract or compensatory plan or arrangement.

10.8*    Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan is incorporated by reference to Exhibit 4.5 of Simpson Manufacturing Co., Inc.’s Registration Statement on Form S-8, File Number 333-173811, dated December 15, 2015.
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

10.11*Form of Simpson Manufacturing Co., Inc. Time Based Restricted Stock Unit Agreement is filed herewith.
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

23    Consent of Grant Thornton LLP is filed herewith.

31.1    Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification is filed herewith.

31.2    Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification is filed herewith.

32.    Section 1350 Certifications are furnished herewith.

101    Financial statements from the annual report on Form 10-K of Simpson Manufacturing Co., Inc. for the year ended December 31, 2021, formatted in XBRL, are filed herewith and include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statement of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104    Cover Page Interactive Data File (embedded within the Inline XBRL document).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 25, 2022		Simpson Manufacturing Co., Inc.
(Registrant)
		By	/s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
and Duly Authorized Officer
of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/Karen Colonias	Chief Executive Officer and Director	February 25, 2022
(Karen Colonias)	(principal executive officer)

Chief Financial Officer:

/s/Brian J. Magstadt	Chief Financial Officer and Treasurer	February 25, 2022
(Brian J. Magstadt)	(principal accounting and financial officer)

Directors:

/s/James S. Andrasick	Chairman of the Board and Director	February 25, 2022
(James S. Andrasick)

/s/Kenneth D. Knight	Director	February 25, 2022
(Kenneth D. Knight)

/s/Jennifer A. Chatman	Director	February 25, 2022
(Jennifer A. Chatman)

/s/Gary M. Cusumano	Director	February 25, 2022
(Gary M. Cusumano)

/s/Celeste Volz Ford	Director	February 25, 2022
(Celeste Volz Ford)

/s/Robin G. MacGillivray	Director	February 25, 2022
(Robin G. MacGillivray)

/s/Philip E. Donaldson	Director	February 25, 2022
(Philip E. Donaldson)