Form 10-Q
period 2022-03-31
Simpson Manufacturing Co., Inc.
filed 2022-05-06
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

The number of shares of the registrant’s common stock outstanding as of May 3, 2022: 43,159,934

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	March 31,		December 31,
	2022	2021	2021
ASSETS
Current assets
Cash and cash equivalents	$984,372	$257,428	$301,155
Trade accounts receivable, net	320,428	227,201	231,021
Inventories	443,448	296,640	443,756
Other current assets	39,632	37,732	22,903
Total current assets	1,787,880	819,001	998,835

Property, plant and equipment, net	265,675	255,684	259,869
Operating lease right-of-use assets	44,651	44,236	45,438
Goodwill	133,651	133,477	134,022
Intangible assets, net	25,021	25,059	26,269
Other noncurrent assets	23,472	17,270	19,692
Total assets	$2,280,350	$1,294,727	$1,484,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$76,390	$66,236	$57,215
Accrued liabilities and other current liabilities	207,959	158,578	187,387
Long-term debt, current portion	22,500	—	—
Total current liabilities	306,849	224,814	244,602
Operating lease liabilities	36,336	35,810	37,091
Long term debt, net	670,733	—	—
Deferred income tax and other long-term liabilities	34,621	19,594	18,434
Total liabilities	1,048,539	280,218	300,127
Commitments and contingencies (see Note 13)
Stockholders’ equity
Common stock, at par value	433	435	432
Additional paid-in capital	289,773	285,896	294,330
Retained earnings	990,611	760,862	906,841
Treasury stock	(21,281)	(13,510)	—
Accumulated other comprehensive loss	(27,725)	(19,174)	(17,605)
Total stockholders’ equity	1,231,811	1,014,509	1,183,998
Total liabilities and stockholders’ equity	$2,280,350	$1,294,727	$1,484,125

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$493,570	$347,642
Cost of sales	256,789	185,360
Gross profit	236,781	162,282
Operating expenses:
Research and development and other engineering	15,866	14,591
Selling	36,836	30,823
General and administrative	53,774	48,565
Total operating expenses	106,476	93,979
Acquisition related costs	6,951	—
Net gain on disposal of assets	(1,083)	(80)
Income from operations	124,437	68,383
Interest expense, net and other	(428)	(1,778)
Income before taxes	124,009	66,605
Provision for income taxes	29,433	16,218
Net income	$94,576	$50,387
Other comprehensive income
Translation adjustment	(3)	(9,264)
Unamortized pension adjustments	(172)	492
Cash flow hedge adjustment, net of tax	(9,946)	26
Comprehensive net income	$84,455	$41,641

Net income per common share:
Basic	$2.19	$1.16
Diluted	$2.18	$1.16

Number of shares outstanding
Basic	43,179	43,379
Diluted	43,376	43,612

Cash dividends declared per common share	$0.25	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Three Months Ended March 31, 2022 and 2021

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2021	43,217	$432	$294,330	$906,841	$(17,605)	$—	$1,183,998
Net income	—	—	—	94,576	—	—	94,576
Translation adjustment, net of tax	—	—	—	—	(3)	—	(3)
Pension adjustment and other, net of tax	—	—	—	—	(171)	—	(171)
Cash flow Hedges, net of tax	—	—	—	—	(9,946)	—	(9,946)
Stock-based compensation	—	—	4,007	—	—	—	4,007
Shares issued from release of Restricted Stock Units	130	1	(9,524)	—	—	—	(9,523)
Repurchase of common stock	(195)	—	—	—	—	(21,281)	(21,281)
Cash dividends declared on common stock, $0.25 per share	—	—	—	(10,806)	—	—	(10,806)
Common stock issued at $139.07 per share for stock bonus	7	—	960	—	—	—	960
Balance at March 31, 2022	43,159	$433	$289,773	$990,611	$(27,725)	$(21,281)	$1,231,811

Balance at December 31, 2020	43,326	$433	$284,007	$720,441	$(10,428)	$(13,510)	$980,943
Net income	—	—	—	50,387	—	—	50,387
Translation adjustment and other, net of tax	—	—	—	—	(9,264)	—	(9,264)
Pension adjustment and other, net of tax	—	—	—	—	492	—	492
Cash flow Hedges, net of tax					26		26
Stock-based compensation	—	—	6,462	—	—	—	6,462
Shares issued from release of Restricted Stock Units	97	1	(5,264)	—	—	—	(5,263)
Cash dividends declared on common stock, $0.23 per share	—	—	—	(9,966)	—	—	(9,966)
Common stock issued at $93.45 per share for stock bonus	7	1	691	—	—	—	692
Balance, at March 31, 2021	43,430	$435	$285,896	$760,862	$(19,174)	$(13,510)	$1,014,509

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net income	$94,576	$50,387
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(gain) on sale of assets and other	(1,267)	333
Depreciation and amortization	10,795	11,225
Noncash lease expense	2,477	2,393
Deferred income taxes	(1,810)	314
Noncash compensation related to stock plans	4,872	6,542
Provision of doubtful accounts	(211)	(215)
Changes in operating assets and liabilities:
Trade accounts receivable	(89,799)	(62,660)
Inventories	(381)	(14,750)
Trade accounts payable	17,929	17,301
Other current assets	(16,479)	(14,109)
Accrued liabilities and other current liabilities	21,707	22,126
Other noncurrent assets and liabilities	2,270	(1,054)
Net cash provided by operating activities	44,679	17,833
Cash flows from investing activities
Capital expenditures	(17,823)	(10,505)
Asset acquisitions	(488)	—
Equity method investments	(600)	(5,329)
Proceeds from sale of property and equipment	1,830	105
Net cash used in investing activities	(17,081)	(15,729)
Cash flows from financing activities
Repurchase of common stock	(21,281)	—
Proceeds from lines of credit and term loan borrowing	700,038	—
Repayments of lines of credit and capital leases	(1,024)	(192)
Debt issuance costs	(6,804)	—
Dividends paid	(10,806)	(9,967)
Cash paid on behalf of employees for shares withheld	(9,523)	(5,263)
Net cash provided by (used in) financing activities	650,600	(15,422)
Effect of exchange rate changes on cash and cash equivalents	5,019	(3,893)
Net increase (decrease) in cash and cash equivalents	683,217	(17,211)
Cash and cash equivalents at beginning of period	301,155	274,639
Cash and cash equivalents at end of period	$984,372	$257,428
Noncash activity during the period
Noncash capital expenditures	$761	$1,526
Dividends declared but not paid	10,847	9,967
Issuance of Company’s common stock for compensation	$960	$692

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

Use of Estimates

The preparation of the condensed financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation under GAAP. The Company assessed certain accounting matters that require the use of estimates and assumptions in context with the known and projected future impacts of COVID-19. The Company's actual results could differ materially from those estimates.

Interim Reporting Period

The accompanying unaudited quarterly condensed consolidated financial statements have been prepared in accordance with GAAP pursuant to the rules and regulations for reporting interim financial information and instructions on Form 10-Q. Accordingly, certain information and footnotes required by GAAP have been condensed or omitted. These interim statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”).

The unaudited quarterly condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial information set forth therein in accordance with GAAP. Certain prior period amounts in the condensed consolidated financial statements and the accompanying notes have been reclassified to conform to the current period’s presentation. The year-end condensed consolidated balance sheet data provided herein were derived from audited financial statements included in the 2021 Form 10-K, but do not include all disclosures required by GAAP. The Company’s quarterly results fluctuate. As a result, the Company believes the results of operations for this interim period presented are not indicative of the results to be expected for any future periods.

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

Net Income Per Common Share

The Company calculates net income per common share based on the weighted-average number of shares of the Company's common stocks outstanding during the period. Potentially dilutive securities are included in the diluted per-share calculations using the treasury stock method for all periods when the effect of their inclusion is dilutive.
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

Fair Value of Financial Instruments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified under a three-tier fair valuation hierarchy based on the observability of the inputs available in the market: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The carrying amounts of trade accounts receivable, accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s contingent consideration related to acquisitions and equity investment are classified as Level 3 within the fair value hierarchy as it is based on unobserved inputs such as management estimates and entity-specific assumptions and is evaluated on an ongoing basis. The fair value of the interest rate and foreign currency contracts are classified as Level 2 within the fair value hierarchy.

Derivative Instruments - Foreign Currency and Interest Rate Contracts

The Company uses derivative instruments as a risk management tool to mitigate the potential impact of certain market risks. Foreign currency and interest rate risk are the primary market risks the Company manages through the use of derivative instruments, which are accounted for as cash flow hedges or net investment hedges under the accounting standards and carried at fair value as other current or noncurrent assets or as other current or other long-term liabilities in the condensed consolidated balance sheets. Net deferred gains and losses related to changes in fair value of cash flow hedges are included in accumulated other comprehensive income/loss ("OCI"), a component of shareholders' equity in the condensed consolidated balance sheets, and are reclassified into the line item in the condensed consolidated statement of earnings and comprehensive income in which the hedged items are recorded in the same period the hedged item affects earnings. The effective portion of gains and losses attributable to net investment hedges is recorded net of tax to OCI to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to OCI are limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. Changes in fair value of any derivatives that are determined to be ineffective are immediately reclassified from OCI into earnings.

Cash and Cash Equivalents

The Company classifies investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. As of March 31, 2022 and 2021, the value of these investments were $32.6 million and $28.2 million, respectively, consisting of United States Treasury securities and money market funds. The value of the investments is based on cost, which approximates fair value based on Level 1 inputs.

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

The changes in the allowance for doubtful accounts receivable for the three months ended March 31, 2022 are outlined in the table below:

	Balance at			Balance at
(in thousands)	December 31, 2021	Expense (Deductions), net	Write-Offs[1]	March 31, 2022

Allowance for Doubtful Accounts	$1,933	(211)	103	$1,619
1Amount is net of recoveries and the effect of foreign currency fluctuations for the three months ended March 31, 2022.

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

Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting in response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on December 31, 2021. The Company's primary credit facility, which was amended and restated on March 30, 2022, is composed of $450.0 million revolving line of credit and a $450.0 million term loan (the "Amended and Restated Credit Facility"), which matures on March 30, 2027. Borrowings under the Amended and Restated Credit Facility bear interest using Secured Overnight Financing Rate ("SOFR") plus an applicable margin.

All other newly issued and effective accounting standards during the first quarter of 2022 were determined to be not relevant or material to the Company.

2.    Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates net sales into the following major product groups as described in its segment information included in these interim financial statements under Note 14.

Wood Construction Products Revenue. Wood construction products represented 88% and 87% of total net sales for the three months ended March 31, 2022 and 2021.

Concrete Construction Products Revenue. Concrete construction products represented 12% and 13% of total net sales for both the three months ended March 31, 2022 and 2021.

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

Other Revenue. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and services were less than 0.1% of net sales and recognized as the services are completed or by transferring control over a product to a customer at a point in time. Services may be sold separately or in bundled packages. The typical contract length for a service is generally less than one year. For bundled packages, the Company accounts for individual services separately when they are distinct within the context of the contract. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the services.

Reconciliation of Contract Balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of March 31, 2022, the Company had no contract assets or contract liabilities from contracts with customers.

3.    Net Income Per Share

The following shows a reconciliation of basic net earnings ("EPS") per share to diluted EPS:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Net income available to common stockholders	$94,576	$50,387
Basic weighted-average shares outstanding	43,179	43,379
Dilutive effect of potential common stock equivalents — restricted stock units	197	233
Diluted weighted-average shares outstanding	43,376	43,612
Net income per common share:
Basic	$2.19	$1.16
Diluted	$2.18	$1.16

4.    Stockholders' Equity

Treasury Shares

As of March 31, 2022, the Company held 194,745 shares of its common stock as treasury shares.

During the three months ended March 31, 2022, the Company repurchased 194,745 shares of the Company's common stock in the open market at an average of $109.28 per share, for a total of $21.3 million. As of March 31, 2022, approximately $78.7 million remains available for repurchase under the previously announced $100.0 million share repurchase authorization (which expires at the end of 2022).

5.    Stock-Based Compensation

The Company allocates stock-based compensation expense amongst cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation capitalized in inventory was immaterial for all periods presented. The Company recognized stock-based compensation expense related to its equity plans for employees of $4.9 million and $6.5 million for the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022, the Company granted 112,101 RSUs and PSUs to the Company's employees, including officers at an estimated weighted average fair value of $120.51 per share based on the closing price (adjusted for the present value of dividends) of the Company's common stock on the grant date. The RSUs and PSUs granted to the Company's employees may be time-based, performance-based or time- and performance-based. Certain of the PSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the award agreement over a cumulative three year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time-based RSUs that are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year vesting-term of the award.

As of March 31, 2022, the Company's aggregate unamortized stock compensation expense was approximately $31.0 million which is expected to be recognized in expense over a weighted-average period of 2.6 years.

6.    Trade Accounts Receivable, Net

Trade accounts receivable consisted of the following:

	At March 31,		At December 31,
(in thousands)	2022	2021	2021
Trade accounts receivable	$327,054	$232,646	$237,312
Allowance for doubtful accounts	(1,618)	(1,776)	(1,932)
Allowance for sales discounts and returns	(5,008)	(3,669)	(4,359)
	$320,428	$227,201	$231,021

7.    Inventories

The components of inventories are as follows:

	At March 31,		At December 31,
(in thousands)	2022	2021	2021
Raw materials	$180,431	$94,340	$191,174
In-process products	36,029	22,678	30,309
Finished products	226,988	179,622	222,273
	$443,448	$296,640	$443,756

8.    Derivative Instruments

The Company enters into derivative instrument agreements, including forward foreign currency exchange contracts, interest rate swaps, and cross currency swaps to manage risk in connection with changes in foreign currency and interest rates. The Company hedges committed exposures and does not engage in speculative transactions. The Company only enters into derivative instrument agreements with counterparties who have highly rated credit.

The Company uses a forward foreign currency contract to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe. This contract matures in March 2029. The Company has elected the spot method for designating this contract as a net investment hedge. The Company has also converted a Euro-denominated ("EUR"), fixed rate obligation into a U.S. Dollar fixed rate obligation using a receive fixed, pay fixed cross currency swap. The cross-currency swap is designated as a cash flow hedge. In addition, the Company has converted domestic U.S. variable rate debt to fixed rate debt using a receive variable, pay fixed interest rate swap. The interest rate swap contract is also designated as a cash flow hedge.

As of March 31, 2022, the aggregate notional amount of the Company's outstanding interest rate contracts, cross currency swap contracts and forward contract were $700.0 million, $500.0 million and $328.2 million, respectively. As of March 31, 2021, the aggregate notional amount of the Company's outstanding forward contracts were $9.1 million.

Changes in fair value of any forward contracts that are determined to be ineffective are immediately reclassified from OCI into earnings. There were no amounts recognized due to ineffectiveness during the three months ended March 31, 2022.

The effects of fair value and cash flow hedge accounting on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the period ended March 31, 2022 was as follows:

(in thousands)	Cost of Goods Sold	Interest expense, net and other
Total amounts of income and expense line items presented in the Condensed Consolidated Statement of Earnings in which the effects of fair value or cash flow hedges are recorded	$256,789	$(428)
The effects of fair value and cash flow hedging
Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount of gain or (loss) reclassified from OCI to earnings	—	(29)
Cross currency swap contract
Amount of gain or (loss) reclassified from OCI to earnings	—	(2,946)
Forward contract
Amount of gain or (loss) reclassified from OCI to earnings	163	—

Fair value and cash flow hedge accounting had no effect on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the period ended March 31, 2021.

The effects of derivative instruments on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the period ended March 31 were as follow:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2022	2021		2022	2021
Interest rate contracts	$(1,805)	$—	Interest expense	$(29)	$—
Cross currency contracts	(7,548)	—	Interest expense	21	—
			FX gain (loss)	(2,967)	—
Forward contracts	$—	$—	Cost of goods sold	163	—
Total	$(9,353)	$—		$(2,812)	$—

For the three months ending March 31, 2022, losses on the net investment hedge of $6.8 million was included in OCI and no gains or losses were reclassified from OCI to earnings.

9.    Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following:

	At March 31,		At December 31,
(in thousands)	2022	2021	2021
Land	$34,591	$28,280	$28,175
Buildings and site improvements	197,180	201,283	202,393
Leasehold improvements	6,153	7,023	5,995
Machinery, equipment, and software	407,808	385,195	399,079
	645,732	621,781	635,642
Less accumulated depreciation and amortization	(406,835)	(382,907)	(402,246)
	238,897	238,874	233,396
Capital projects in progress	26,778	16,810	26,473
Total	$265,675	$255,684	$259,869

10.    Goodwill and Intangible Assets

Goodwill consisted of the following:

	At March 31,		At December 31,
(in thousands)	2022	2021	2021
North America	$96,359	$96,340	$96,307
Europe	35,864	35,684	36,331
Asia/Pacific	1,428	1,453	1,384
Total	$133,651	$133,477	$134,022

Amortizable intangible assets, net, consisted of the following:

	At March 31, 2022
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$46,642	$(27,205)	$19,437
Europe	26,274	(20,690)	5,584
Total	$72,916	$(47,895)	$25,021

	At March 31, 2021
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$40,785	$(23,724)	$17,061
Europe	26,347	(18,349)	7,998
Total	$67,132	$(42,073)	$25,059

	At December 31, 2021
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$46,643	$(26,346)	$20,297
Europe	26,371	(20,399)	5,972
Total	$73,014	$(46,745)	$26,269

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization expense of definite-lived intangible assets was $1.1 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 8.3 years.

The only indefinite-lived intangible asset, consisting of a trade name, totaled $0.6 million at March 31, 2022.

At March 31, 2022, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)
Remaining nine months of 2022	$3,553
2023	3,740
2024	2,809
2025	2,523
2026	1,840
2027	1,690
Thereafter	8,250
$24,405

The changes in the carrying amount of goodwill and intangible assets for the three months ended March 31, 2022, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2021	$134,022	$26,269
Amortization	—	(1,149)
Foreign exchange	(371)	(99)
Balance at March 31, 2022	$133,651	$25,021

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

The following table provides a summary of leases included on the condensed consolidated balance sheets as of March 31, 2022 and 2021 and December 31, 2021, condensed consolidated statements of earnings and comprehensive income, and condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, respectively:

	Condensed Consolidated Balance Sheets Line Item	March 31,		December 31,
(in thousands)		2022	2021	2021
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$44,651	$44,236	$45,438
Liabilities
Operating - current	Accrued expenses and other current liabilities	8,750	$8,941	$8,769
Operating - noncurrent	Operating lease liabilities	36,336	35,810	37,091
Total operating lease liabilities		$45,086	$44,751	$45,860

Finance leases
Assets
Property and equipment, gross	Property, plant and equipment, net	$—	$3,569	$3,569
Accumulated amortization	Property, plant and equipment, net	—	(3,188)	(3,416)
Property and equipment, net	Property, plant and equipment, net	$—	$381	$153
Liabilities
Other current liabilities	Accrued expenses and other current liabilities	$—	$193	$—
Total finance lease liabilities		$—	$193	$—

The components of lease expense were as follows:

	Condensed Consolidated Statements of Earnings and Comprehensive Income Line Item	Three Months Ended March 31,
(in thousands)		2022	2021
Operating lease cost	General administrative expenses and cost of sales	$3,128	$2,859

Finance lease cost:
Amortization of right-of-use assets	General administrative expenses	$—	$216
Interest on lease liabilities	Interest expense, net	—	2
Total finance lease		$—	$218

Other Information

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,097	$2,805
Finance cash flows for finance leases	—	290

Operating right-of-use assets obtained in exchange for lease obligations during the current period	2,196	786

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2022:

(in thousands)	Operating Leases
Remaining nine months of 2022	$8,438
2023	9,327
2024	7,550
2025	6,005
2026	4,997
Thereafter	16,279
Total lease payments	52,596
Less: Present value discount	(7,510)
Total lease liabilities	$45,086

The following table summarizes the Company's lease terms and discount rates as of March 31, 2022 and 2021:

Weighted-average remaining lease terms (in years):	2022	2021
Operating leases	6.64	7.13
Finance leases	0.0	0.25
Weighted-average discount rate:
Operating leases	5.17%	5.28%
Finance leases	—%	3.5%

12.    Debt

On March 30, 2022, the Company entered into the Amended and Restated Credit Facility. The Amended and Restated Credit Agreement amends and restates the Company's previous Credit Agreement, dated as of July 27, 2012. The Amended and Restated Credit Facility provides for a 5-year revolving credit facility of $450.0 million revolving line of credit, which includes a letter of credit-sub-facility up to $50.0 million, and for a 5-year term loan facility of $450.0 million. The Company borrowed $250.0 million, under the revolving credit facility and $450.0 million under the term loan facility to finance a portion of the purchase price of the Company’s acquisition of the ETANCO Group ("ETANCO"). In addition, the Company incurred $6.8M debt issuance costs reflected in long term debt, net that will be deferred and amortized over the 5-year terms of the Amended and Restated Credit Facility.

The Company is required to pay an annual revolving credit facility fee of 0.10% to 0.25% per annum on the available commitments under the terms of the Amended and Restated Revolving Credit Facility, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s net leverage ratio. The fee is included within other expense in the Company's condensed consolidated statement of operations.

Amounts borrowed under the Amended and Restated Credit Facility will bear interest from time to time at either Base Rate, Spread Adjusted Daily Simple SOFR, Spread Adjusted Term SOFR, Adjusted Eurocurrency Rate or Daily Simple RFR, in each case, as calculated under and as in effect from time to time under the Amended and Restated Credit Facility, plus the Applicable Margin, as defined in the Amended and Restated Credit Facility. The Applicable Margin is determined based on the Company’s net leverage ratio, and ranges (i) from 0.00% to 0.75% per annum for amounts borrowed under the term loan facility that bear interest at Base Rate, (ii) from 0.75% to 1.75% per annum for amounts borrowed under the term loan facility that bear interest at Adjusted Eurocurrency Rate, Spread Adjusted Daily Simple SOFR or Spread Adjusted Term SOFR, (iii) from 0.00% to 0.50% per annum for amounts borrowed under the revolving credit facility that bear interest at Base Rate, (iv) from 0.6826% to 1.5326% per annum for amounts borrowed under the revolving credit facility that bear interest at Daily Simple RFR (solely to the extent denominated in pound sterling) and (v) from 0.65% to 1.50% per annum for amounts borrowed under the revolving credit facility that bear interest at Daily Simple RFR (other than loans denominated in pound sterling) or Adjusted Eurocurrency Rate. Loans outstanding under the Amended and Restated Credit Facility may be prepaid at any time without penalty except for customary breakage costs and expenses.

As of March 31, 2022, in addition to the Amended and Restated Credit Facility, certain of the Company’s domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders. Together, all of its credit facilities provide the Company with a total of $204.3 million in revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company has a $700.0 million outstanding debt balance which we deem as the fair value as of March 31, 2022. There were no outstanding balances as of March 31, 2021, and December 31, 2021.

The Company was in compliance with its financial covenants under the Credit Facility as of March 31, 2022.

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

14.    Segment Information

The Company is organized into three reporting segments defined by the regions where the Company’s products are manufactured, marketed and distributed to the Company’s customers. The three reporting segments are the North America segment (comprised primarily of the Company’s operations in the U.S. and Canada), the Europe segment and the Asia/Pacific segment (comprised of the Company’s operations in Asia, the South Pacific, and the Middle East). These segments are similar in several ways, including the types of materials used, the production processes, the distribution channels and the product applications.

The Administrative & All Other column primarily includes expenses such as self-insured workers compensation claims for employees, stock-based compensation for certain members of management, interest expense, foreign exchange gains or losses and income tax expense, as well as revenues and expenses related to real estate activities.

The following tables illustrate certain measurements used by management to assess the performance of its reportable segments as of or the following periods:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net Sales
North America	$438,731	$300,564
Europe	51,451	44,296
Asia/Pacific	3,388	2,782
Total	$493,570	$347,642
Sales to Other Segments*
North America	$1,134	$696
Europe	1,684	1,609
Asia/Pacific	8,567	8,527
Total	$11,385	$10,832
Income (Loss) from Operations **
North America	$135,727	$73,025
Europe	(1,370)	2,291
Asia/Pacific	564	425
Administrative and all other	(10,484)	(7,358)
Total	$124,437	$68,383

*    Sales to other segments are eliminated in consolidation.

**    The Company changed its presentation of its North America and Administrative and all other segment statement of operations to account for allocated expenses and management fees as a separate item below income from operations. Allocated expenses and management fees between the two segments were previously included in operating expenses and in income from operations.

			At
	At March 31,		December 31,
(in thousands)	2022	2021	2021
Total Assets
North America	$1,120,027	$1,125,887	$1,352,988
Europe	1,034,323	198,363	202,631
Asia/Pacific	32,847	31,831	31,832
Administrative and all other	93,153	(61,354)	(103,326)
Total	$2,280,350	$1,294,727	$1,484,125

Cash collected by the Company’s U.S. subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore is in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $96.1 million, $248.7 million, and $223.5 million, as of March 31, 2022 and 2021, and December 31, 2021, respectively. On April 1, 2022, the Company used approximately $800 million of the funds held in our foreign operations to acquire ETANCO.

The Company’s wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls and are used for connecting and strengthening wood-based construction primarily in the residential construction market. Its concrete construction products include adhesives, specialty chemicals, mechanical anchors, carbide drill bits, powder actuated tools and reinforcing fiber materials and are used for restoration, protection or strengthening concrete, masonry and steel construction in residential, industrial, commercial and infrastructure construction. The table below illustrates the distribution of the Company’s sales by product group as additional information for the following periods:

	Three Months Ended March 31,
(in thousands)	2022	2021

Wood construction products	$435,438	$301,578
Concrete construction products	57,976	45,523
Other	156	541
Total	$493,570	$347,642

15.    Subsequent Events

Dividend Declared

On May 4, 2022, the Company’s Board of Directors (the "Board") declared a quarterly cash dividend of $0.26 per share, estimated to be $11.2 million in total. The dividend will be payable on July 28, 2022, to the Company's stockholders of record on July 7, 2022.

ETANCO Acquisition

On April 1, 2022, the Company acquired ETANCO, a manufacturer of fastener and fixing products headquartered in France, for $800.0 million (725 million euros(1)) net of cash. Information regarding the ETANCO acquisition information is incorporated by reference to Form 8-K April 7, 2022 filing.

Footnotes
(1) Reflects EUR to USD exchange rate as of March 21, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Each of the terms the “Company,” “we,” “our,” “us” and similar terms used herein refer collectively to Simpson Manufacturing Co., Inc., a Delaware corporation, and its wholly-owned subsidiaries, including Simpson Strong-Tie Company Inc., unless otherwise stated. The Company regularly uses its website to post information regarding its business and governance. The Company encourages investors to use http://www.simpsonmfg.com as a source of information about the Company. The information on our website is not incorporated by reference into this report or other material we file with or furnish to the Securities and Exchange Commission (the "SEC"), except as explicitly noted or as required by law.

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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions that concern our strategy, plans, expectations or intentions. Forward-looking statements include, but are not limited to, statements about future financial and operating results, our plans, objectives, business outlook, priorities, expectations and intentions, expectations for sales growth, comparable sales, earnings and performance, stockholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, our strategic initiatives, including the impact of these initiatives, such as the acquisition of ETANCO, on our strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing and other statements that are not historical facts. Although we believe that the expectations, opinions, projections and comments reflected in these forward-looking statements are reasonable, such statements involve risks and uncertainties and we can give no assurance that such statements will prove to be correct. Actual results may differ materially from those expressed or implied in such statements.

Forward-looking statements are subject to inherent uncertainties, risks and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in our forward looking statements include, among others, the successful integration of ETANCO and those discussed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Additional risks include: the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies, such as the recent outbreak of a novel strain of coronavirus (COVID-19); volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and borrowings under our existing credit agreement; restrictions on our business and financial covenants under our credit agreement; reliance on employees subject to collective bargaining agreements; and or ability to repurchase shares of our common stock and the amounts and timing of repurchases, if any.

We caution that you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required under the federal securities laws or the rules and regulations of the SEC, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and factors that may affect our business.

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

Also during the March analyst and investor day, we highlighted our five-year ambitions, which are as follows:

•Strengthen our values-based culture;
•Be the business partner of choice;
•Strive to be an innovative leader in the markets we operate;
•Continue above market growth relative to the United States housing starts;
•Remain within the top quartile of our proxy peers for operating income margin; and
•Remain in the top quartile of our proxy peers for return on invested capital.

We will make periodic updates related to material developments to our key growth initiatives and with our five-year ambitions.

Acquisitions and Investments

On April 1, 2022, the Company successfully completed the acquisition of ETANCO, a manufacturer of fastener products headquartered in France, for $800.0 million (725 million euros(1)) net of cash. For the 12 months ending September 30, 2021, ETANCO's net sales and operating income margin were approximately $291.0 million (approximately €258 million(2)) and 19.7%(2), respectively.

ETANCO's primary product applications directly align with the addressable markets in which the Company operates. Leveraging ETANCO's leading market position in Europe, following the proposed acquisition, the Company would expand its portfolio of solutions, including mechanical anchors, fasteners and commercial building envelope solutions, as well as significantly increase its market presence across Europe. The transaction would allow the Company to enter into new commercial building markets such as façades, waterproofing, safety and solar, as well as grow its share of direct business sales in Europe.

The Company expects to realize operating income synergies of approximately $30 million, on an annual run rate basis, within 36 months following the proposed acquisition. These synergies would be achieved through expanding the Company's market share by selling its products into new markets and channels, incorporating ETANCO's products into the Company's existing channels, as well as procurement optimization, manufacturing and operating expense efficiencies. The Company expects to scale its European net sales and operating income margin performance, which is anticipated to result in an approximate 500 basis point increase in Europe operating income margins by 2025. Additionally, the Company also expects that its interest expense will increase as a result of the incurrence of debt to finance the acquisition of ETANCO.

Other accomplishments over the past year included the following:

•Realigned our sales teams to more specifically focus on five end use markets – Residential, Commercial, OEM, National Retail and Building Technology, which has led to new customer and project wins within five of our key growth initiatives.
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
•Formed an strategic alliance with Structural Technologies that will allow both parties jointly deliver complete end-to-end strengthening solutions to engineering professionals, contractors and owners across multiple construction and repair markets,
•Within the National Retail market, we focused on growth in the repair and remodel and do-it-yourself markets by completing a reset of some of our fastener sets with one of our key customers, and
•Within the Commercial market, we expanded our offerings, including the expansion of our structural steel product line.

The COVID-19 pandemic has severely impacted global economic conditions, resulting in substantial volatility in the financial markets, increased unemployment, and operational challenges resulting from measures that governments have imposed to control its spread. We continue to monitor the COVID-19 pandemic for potential impact on our business. We have undertaken numerous steps and instituted additional precautions to comply with health and safety guidelines and to protect our employees, suppliers and customers, as their safety and well-being is one of our top priorities, and to comply with health and safety guidelines. These steps and precautions include enhanced deep cleaning, staggered shifts, temperature checking, use of face masks, practicing social distancing and limiting non-employees at our locations, amongst other safety related policies and procedures.

The Company’s management team continues to monitor and manage its ability to operate effectively and, to date, the Company has not experienced any significant disruptions within its supply chain. Our supply chain partners have been very supportive and continue to do their part to ensure that service levels to our customers remain strong and, to date, we have not experienced any supply-chain disruptions and continued to meet our customers’ needs despite the challenges presented by the COVID-19 pandemic. We will continue to communicate with our supply chain partners to identify and mitigate risk and to manage inventory levels. The Company's Crisis Management Team, which includes members of senior management, meets periodically to review and assess the status of the Company's operations and the health and safety of its employees.

The Company’s business, financial condition and results of operations depends in part on the level of United States, housing starts and residential construction activity. Though single-family housing starts increased significantly in the last year, we believe there is uncertainty current demand will remain at the current level due to supply-chain factors, inflation and interest rate increases affecting new home starts and completions. With recent sales price increases, we believe sales will likely increase in future periods even if demand does not decrease. However, increased selling prices are expected to be offset by increasing material costs, sourcing logistics complications and a tight labor market, which could negatively affect operating margins for 2022.

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

Business Segment Information

Historically our North America segment has generated more revenues from wood construction products compared to concrete construction products. Our wood construction product sales increased 49.0% for the quarter ended March 31, 2022 compared to March 31, 2021, and our concrete construction product sales increased 27.5% for the quarter ended March 31, 2022 compared to March 31, 2021, due to product price increases throughout 2021 in an effort to offset rising raw material costs. These price increases were also the primary contributor to gross profits and operating profits increasing over the same comparable periods. As a result of the product price increases phased in during 2021, full phased in product price increases for 2022 could result in $300 million in additional net sales compared to 2021. We currently anticipate gross margin and operating margin compression beginning in the latter half of 2022 as higher priced raw materials and rising average cost of steel on hand offset the price increases.

Our Europe segment also generates more revenues from wood construction products than concrete construction products. Europe sales increased 16.2% for the quarter ended March 31, 2022 compared to March 31, 2021, primarily due to product price increases throughout 2021 in an effort to offset rising raw material costs, partly offset by the negative effect of approximately $3.7 million in foreign currency translation due a strengthening United States dollar. Wood construction product sales increased 14.7% for the quarter ended March 31, 2022 compared to March 31, 2021. Concrete construction product sales are mostly project based, and sales increased 26.2% for the quarter ended March 31, 2022 compared to March 31, 2021. The Company, including ETANCO, have suspended all sales and distribution activity to Russia and Belarus. We estimate annual sales to these countries are less $5.0 million. Gross margins decreased, primarily due to higher factory & tooling costs, as a percentage of net sales. Europe reported an operating loss of $1.4 million, primarily due to professional fees of $7.0 million associated with the ETANCO acquisition, offset by a $1.1 million gain on the sale of a property and increased gross profits. We anticipate incurring approximately $15 million to $17 million in integration and transaction costs related to the ETANCO acquisition, of which $8 million to $10 million are incremental. Including increased steel costs, product sourcing complications with the Ukraine conflict, Europe's net sales and operating margins for the full year 2022 will likely be negatively impacted.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

Since March 2021, inventory pounds in North America, which is the bulk of our inventory, remained flat while the weighted average cost per pound of total on hand increased approximately 56%. Based on our current expectations, we are anticipating continued raw material cost pressure for fiscal 2022. As we work through our on hand inventory and continue to buy raw material at these much higher prices, our anticipated costs of goods sold are expected to increase during fiscal 2022, even if prices for raw material decline, as the impact from averaging raw material costs typically lags our price increases. We began to see this sequential accelerating increase in material costs occur beginning in the third quarter 2021.

Business Outlook

The Company updated its 2022 financial outlook to include the acquisition of ETANCO, which closed on April 1, 2022, one quarter of actual results, and its latest expectations regarding demand trends, raw material costs and operating expenses. Based on business trends and conditions as of April 25, 2022, the Company's outlook for the full fiscal year ending December 31, 2022 is as follows:

•Operating margin is expected to be in the range of 19.0% to 20.0%, mostly attributable to an improved outlook for the overall market and Simpson. In addition, the revised outlook includes projected results for ETANCO, including $15.0 to $17.0 million in integration and transaction costs.

•Interest expense on the outstanding borrowings of $250.0 million on the Revolving Credit Facility and $450.0 million Term Loan is expected to be approximately $12.0 million, including the effect of interest hedges and bank fee amortizations.

•The effective tax rate is expected to be in the range of 25.5% to 26.5%.

•Capital expenditures are expected to be in the range of $65.0 million to $70.0 million. As part of the integration process for ETANCO, Simpson management is in the process of assessing additional capital expenditures in support of ETANCO's operations.

Footnotes
(1) Reflects EUR to USD exchange rate as of March 21, 2022.
(2) For the last 12 months ending September 30, 2021, in accordance with French GAAP. Subject to change following conversion to IFRS or U.S. GAAP accounting standards and reflects EUR to USD exchange rate as of December 22, 2021.

Results of Operations for the Three Months Ended March 31, 2022, Compared with the Three Months Ended March 31, 2021

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended March 31, 2022, against the results of operations for the three months ended March 31, 2021. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended March 31, 2021 and the three months ended March 31, 2022.

The Company changed its presentation of its North America and Administrative and all other segment statement of operations to account for allocated expenses and management fees as a separate item below income from operations. Allocated expenses and management fees between the two segments were previously included in operating expenses and in income from operations. Income from operations for the North America and Administrative and all other segments for the quarter ended March 31, 2022 presented below was not affected by the change in presentation. Consolidated income from operations, income before tax and net income for the quarters ended March 31, 2022 and March 31, 2021 presented below were not affected by the change in presentation.
First Quarter 2022 Consolidated Financial Highlights

The following table shows the change in the Company's operations from the three months ended March 31, 2021 to the three months ended March 31, 2022, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	March 31,	North		Asia/	Admin &	March 31,
(in thousands)	2021	America	Europe	Pacific	All Other	2022
Net sales	$347,642	$138,167	$7,155	$606	$—	$493,570
Cost of sales	185,360	66,078	4,952	402	(3)	256,789
Gross profit	162,282	72,089	2,203	204	3	236,781
Research and development and other engineering expense	14,591	1,389	(109)	(5)	—	15,866
Selling expense	30,823	5,654	264	82	13	36,836
General and administrative expense	48,565	2,333	(158)	(81)	3,115	53,774
Total operating expenses	93,979	9,376	(3)	(4)	3,128	106,476
Acquisition related costs	—		6,951		—	6,951
Net loss (gain) on disposal of assets	(80)	11	(1,084)	69	1	(1,083)
Income from operations	68,383	62,702	(3,661)	139	(3,126)	124,437
Interest income (expense), net and other	(1,778)	(4,016)	(943)	155	6,154	(428)
Income before income taxes	66,605	58,686	(4,604)	294	3,028	124,009
Provision for income taxes	16,218	14,490	(1,670)	148	247	29,433
Net income	$50,387	$44,196	$(2,934)	$146	$2,781	$94,576

Net sales increased 42.0% to $493.6 million from $347.6 million primarily driven by the four product price increases we implemented in 2021 to offset rising raw material costs. Wood construction product sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 88% and 87% of the Company's total sales in both the first quarters of 2022 and 2021, respectively. Concrete construction product sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 12% and 13% of the Company's total sales in both the first quarters of 2022 and 2021, respectively.

Gross profit increased 45.9% to $236.8 million from $162.3 million. Gross margins increased to 48.0% from 46.7%, primarily due to product price increases contributing to lower costs, each as a percentage of sales, in warehouse/freight, factory & tooling, and labor costs, which were negatively offset by higher raw material costs. Gross margins increased to 48.1% from 46.6% for wood construction products and increased to 46.9% from 42.5% for concrete construction products, respectively.

Research and development and engineering expense increased 8.7% to $15.9 million from $14.6 million, primarily due to increases of $1.6 million in personnel costs and $0.4 million in professional fees, offset by $0.9 higher software development expenses capitalized.

Selling expense increased 19.5% to $36.8 million from $30.8 million, primarily due to increases of $2.4 million in travel related costs, $1.6 million in personnel costs, $0.9 million in advertising & trade shows, and $0.6 million in cash profit sharing expense.

General and administrative expense increased 10.7% to $53.8 million from $48.6 million, primarily due to increases of $3.5 million in professional fees, $2.6 million in personnel costs, $0.4 in travel related costs, and $0.3 million in cash profit sharing expense, offset by a decrease of $1.9 million in stock-based compensation expense.

Our effective income tax rate decreased to 23.7% from 24.3%.

Consolidated net income was $94.6 million compared to $50.4 million. Diluted earnings per share was $2.18 compared to $1.16.

Net sales

The following table shows net sales by segment for the three months ended March 31, 2022 and 2021, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
March 31, 2021	$300,564	$44,296	$2,782	$347,642
March 31, 2022	438,731	51,451	3,388	493,570
Increase	$138,167	$7,155	$606	$145,928
Percentage increase	46.0%	16.2%	21.8%	42.0%

The following table shows segment net sales as percentages of total net sales for the three months ended March 31, 2022 and 2021, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2021 net sales	87%	13%	—%	100%
Percentage of total 2022 net sales	89%	10%	1%	100%

Gross profit

The following table shows gross profit by segment for the three months ended March 31, 2022 and 2021, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
March 31, 2021	$145,830	$15,250	$1,244	$(42)	$162,282
March 31, 2022	217,919	17,453	1,448	(39)	236,781
Increase	$72,089	$2,203	$204	$3	$74,499
Percentage Increase	49.4%	14.4%	*	*	45.9%

* The statistic is not meaningful or material.

The following table shows gross margin by segment for the three months ended March 31, 2022 and 2021, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2021 gross margin percentage	48.5%	34.4%	44.7%	*	46.7%
2022 gross margin percentage	49.7%	33.9%	42.7%	*	48.0%

* The statistic is not meaningful or material.

North America

•Net sales increased 46.0%,primarily due to product price increases throughout 2021 in an effort to offset rising raw material costs. Canada's net sales increased primarily due to product price increases offset by lower sales volumes.

•Gross margin increased to 49.7% from 48.5%, primarily due to product price increases throughout 2021, contributing to lower costs, each as a percentage of sales, in warehouse/freight, factory & tooling, and labor costs, which were negatively offset by higher raw material costs.

•Research, development and engineering expenses increased 10.3%, primarily due to increases of $1.3 million in personnel costs and $0.9 million in professional fees, offset by $0.9 higher software development expenses capitalized.

•Selling expense increased 22.5%, primarily due to increases of $2.2 million in travel–associated expenses, $1.8 million in personnel costs, $0.9 million in advertising & trade show costs, $0.6 million in cash profit sharing expense, offset by a decrease $0.3 million in stock-based compensation expense.

•General and administrative expense increased 6.8%, primarily due to increases of $2.7 million in professional fees,$1.0 million in personnel costs, $0.4 million for cash profit sharing expense, partly offset by decreases of $0.7 million in stock-based compensation and $0.6 million in depreciation and amortization.

•Income from operations increased by $62.7 million, primarily due to higher gross profit, partly offset by higher operating expenses

Europe

•Net sales increased 16.2%, primarily due to product price increases throughout 2021 in an effort to offset rising raw material costs, partly offset by the negative effect of approximately $3.7 million in foreign currency translation.

•Gross margin decreased slightly to 33.9% from 34.4%, primarily due to higher factory & tooling costs, as a percentage of net sales.

•Income from operations decreased by $3.7 million, primarily due to professional fees of $7.0 million associated with the ETANCO acquisition, offset by a $1.1 million gain on the sale of a property and increased gross profits.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended March 31, 2022 and 2021.

Effect of New Accounting Standards

See "Note 1 Basis of Presentation — Accounting Standards Not Yet Adopted ” to the accompanying unaudited interim condensed consolidated financial statements.

Liquidity and Sources of Capital

On March 30, 2022, the Company entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for a 5-year revolving credit facility of $450.0 million, which includes a letter of credit-sub-facility up to $50.0 million, and for a 5-year term loan facility of $450.0 million. The Company borrowed $250.0 million, under the revolving credit facility and $450.0 million under the term loan facility to finance a portion of the purchase price of the Company’s acquisition of ETANCO.

Our principal uses of capital include the costs and expenses associated with our operations, including financing working capital requirements and continuing our capital allocation strategy, which includes supporting capital expenditures, paying cash dividends, repurchasing the Company's common stock, and financing other investment opportunities over the next twelve months.

As of March 31, 2022, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Cash and cash equivalents of $889.2 million are held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the United States. On April 1, 2022, the Company used approximately $800 million of the funds held in our foreign operations to acquire ETANCO. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

The following table shows selected financial information as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively:

	At March 31,	At December 31,	At March 31,
(in thousands)	2022	2021	2021

Cash and cash equivalents	$984,372	$301,155	$257,428
Property, plant and equipment, net	265,675	259,869	255,684
Goodwill, intangible assets and other	169,474	170,309	165,918
Working capital less cash and cash equivalents	496,659	453,078	336,759

The following table provides cash flow indicators for the three-month periods ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$44,679	$17,833
Investing activities	(17,081)	(15,729)
Financing activities	$650,600	(15,422)

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

During the three months ended March 31, 2022, operating activities provided $44.7 million in cash and cash equivalents, as a result of $94.6 million from net income and $14.9 million from non-cash expenses from net income, which included depreciation and amortization expense and stock-based compensation expense. Cash provided from net income was partly offset by a decrease of $64.8 million in the net change in operating assets and liabilities, including increases of $89.8 million in trade accounts receivable, partly offset by increases of $21.7 million in other current liabilities and $17.9 million in trade accounts payable.

Cash used in investing activities of $17.1 million during the three months ended March 31, 2022 was mainly for capital expenditures, offset by proceeds from the sale of a property. Our capital spending for the three months ended March 31, 2021 and the three months ended March 31, 2022 was $10.5 million and $17.8 million, respectively, which was primarily used for a land purchase, machinery and equipment purchases and software in development. Based on current information and subject to future events and circumstances, total approved capital spending for 2022, will be in the $65.0 million to $70.0 million range. Capital spending will be dedicated to maintenance with the remainder focused on growth to maximize efficiencies, expand our manufacturing footprint and invest in our key growth initiatives. As part of the integration process for ETANCO, Simpson management is in the process of assessing additional capital expenditures in support of ETANCO's operations.

Cash provided by financing activities of $650.6 million during the three months ended March 31, 2022 consisted primarily of $700.0 million loan proceeds used for the acquisition of ETANCO, offset by $21.3 million used to repurchase 194,745 shares of common stock at an average price of $109.28 per share, $10.8 million used to pay dividends to our stockholders, $9.5 million used to pay income taxes on behalf of the employees for shares withheld with respect to their vested restricted stock units, and $6.8 million in bank fees paid in connection with the Amended and Restated Credit Agreement.

On May 4, 2022, the Company's Board of Directors (the "Board") declared a quarterly cash dividend of $0.26 per share payable on July 28, 2022, to the Company's stockholders of record on July 7, 2022.

During 2022, the Board also approved changing our capital return target to 35% of our free cash flow from 50%.

Since the beginning of 2019 to the quarter ended March 31, 2022, we have returned $315.5 million to stockholders, which represents 67.7% of our free cash flow and over the same period the Company has repurchased over 2,442,456 shares of the Company's common stock, which represents approximately 5.4% of the outstanding shares of the Company's common stock at the start of 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

We may manage our exposure to transactional exposures by entering into foreign currency forward contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. In 2021 and 2022, we entered into financial contracts to hedge the risk of fluctuations associated with the Euro and the Chinese Yuan.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Amended and Restated Credit Agreement, which bears interest at variable rates. As of March 31, 2022, the outstanding debt under the Amended and Restated Credit Agreement subject to interest rate fluctuations was $700.0 million. The variable interest rates on the Credit Agreement fluctuate and expose us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We have entered into certain interest rate swap agreements to convert the variable interest rate on our revolver and term loan to fixed interest rates. The objective of the interest rate swap agreements is to eliminate the variability of the interest payment cash flows associated with the variable interest rate entered under the borrowings. We designated the interest rate swaps as cash flow hedges. Refer to Note 8, "Derivatives and Hedging Instruments", for further information on our interest rate swap contracts in effect as of March 31, 2022.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, a significant raw material upon which our manufacturing depends. Steel cost increased in 2021 when compared to 2020 and historical levels due to the worldwide raw material shortage stemming from the COVID-19 pandemic. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs would also increase. While historically we have successfully mitigated these increased costs through the implementation of price increases, in the future we may not be able to successfully mitigate these costs, which could cause our operating margins to decline. As noted above, higher steel prices not mitigated by price increases will likely result in a 200 to 300 basis point decline in operating margins for the full year of 2022 compared to operating margins for the full year of 2021.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer the (“CEO”) and the chief financial officer (the “CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of March 31, 2022.

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below shows the monthly repurchases of shares of the Company's common stock in the first quarter of 2022.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased [1][2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs [2]
January 1 - January 31, 2022	59,132	$109.26	58,953	$93,563,287
February 1 - February 28, 2022	194,108	112.60	113,092	81,216,076
March 1 - March 31, 2022	22,700	110.00	22,700	$78,719,058
Total	275,940

[1] Total number of shares purchased includes shares withheld for settlement of payroll taxes from stock-based compensation awards vested for retirement eligible employees who retired during the first quarter of 2022.

[2] Pursuant to the Board’s $100.0 million repurchase authorization that was publicly announced on November 18, 2021, which authorization is scheduled to expire on December 31, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX
3.1	Certificate of Incorporation of Simpson Manufacturing Co., Inc., as amended (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed on May 9, 2018).
3.2	Amended and Restated Bylaws of Simpson Manufacturing Co., Inc., as amended (Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K dated March 28, 2017).
10.1
Amended and Restated Credit Agreement among the Company, the subsidiaries of the Company party thereto as guarantors, the lenders party thereto , Wells Fargo Bank, National Association, as administrative agent, and the other parties party thereto (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed April 4, 2022).

10.2
Securities Purchase Agreement by and between Simpson Strong-Tie Europe, Simpson Manufacturing Co., Inc. on the one hand, and the sellers identified herein, on the other hand, with respect to Fixco Invest, dated January, 26, 2022 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 31, 2022).

10.3
Amendment No1 to the Securities Purchase Agreement by and between Simpson Strong-Tie Europe, Simpson Manufacturing Co., Inc., on the one hand, and the sellers identified therein, on the other hand, with respect to Fixco Invest, dated March 17, 2022 is filed herewith.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 5, 2022	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)