Form 10-Q
period 2022-06-30
Simpson Manufacturing Co., Inc.
filed 2022-08-10
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

The number of shares of the registrant’s common stock outstanding as of August 8, 2022: 43,166,203

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	June 30,		December 31,
	2022	2021	2021
ASSETS
Current assets
Cash and cash equivalents	$246,134	$305,796	$301,155
Trade accounts receivable, net	375,130	249,931	231,021
Inventories	539,844	310,254	443,756
Other current assets	43,501	35,722	22,903
Total current assets	1,204,609	901,703	998,835

Property, plant and equipment, net	346,184	255,353	259,869
Operating lease right-of-use assets	48,984	43,374	45,438
Goodwill	492,338	134,121	134,022
Intangible assets, net	357,698	23,749	26,269
Other noncurrent assets	35,655	15,674	19,692
Total assets	$2,485,468	$1,373,974	$1,484,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$112,968	$60,268	$57,215
Accrued liabilities and other current liabilities	225,928	172,186	187,387
Long-term debt, current portion	22,500	—	—
Total current liabilities	361,396	232,454	244,602
Operating lease liabilities	39,654	34,087	37,091
Long term debt, net of issuance costs	665,449	—	—
Deferred income tax and other long-term liabilities	134,331	20,528	18,434
Total liabilities	1,200,830	287,069	300,127
Commitments and contingencies (see Note 14)
Stockholders’ equity
Common stock, at par value	433	435	432
Additional paid-in capital	293,720	289,261	294,330
Retained earnings	1,072,959	822,497	906,841
Treasury stock	(46,281)	(13,510)	—
Accumulated other comprehensive loss	(36,193)	(11,778)	(17,605)
Total stockholders’ equity	1,284,638	1,086,905	1,183,998
Total liabilities and stockholders’ equity	$2,485,468	$1,373,974	$1,484,125

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$593,232	$410,281	$1,086,802	$757,922
Cost of sales	333,899	213,835	590,688	399,195
Gross profit	259,333	196,446	496,114	358,727
Operating expenses:
Research and development and other engineering	16,943	14,169	32,809	28,758
Selling	45,074	33,167	81,910	63,990
General and administrative	58,419	47,410	112,192	95,975
Total operating expenses	120,436	94,746	226,911	188,723
Acquisition and integration related costs	5,864	—	12,815	—
Net gain on disposal of assets	(43)	(28)	(1,126)	(108)
Income from operations	133,076	101,728	257,514	170,112
Interest expense, net and other finance costs	(3,372)	(420)	(3,585)	(765)
Other & foreign exchange loss, net	(1,890)	(2,216)	(2,107)	(3,648)
Income before taxes	127,814	99,092	251,822	165,699
Provision for income taxes	34,244	26,609	63,677	42,827
Net income	$93,570	$72,483	$188,145	$122,872
Other comprehensive income
Translation adjustment	(27,817)	7,505	(27,819)	(1,759)
Unamortized pension adjustments	860	(102)	689	390
Cash flow hedge adjustment, net of tax	18,489	(7)	8,542	19
Comprehensive net income	$85,102	$79,879	$169,557	$121,522

Net income per common share:
Basic	$2.17	$1.67	$4.36	$2.83
Diluted	$2.16	$1.66	$4.34	$2.82

Number of shares outstanding
Basic	43,145	43,434	43,162	43,406
Diluted	43,240	43,641	43,306	43,620

Cash dividends declared per common share	$0.26	$0.25	$0.51	$0.48

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Three Months Ended June 30, 2022 and 2021

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at March 31, 2022	43,159	$433	$289,773	$990,611	$(27,725)	$(21,281)	$1,231,811
Net income	—	—	—	93,570	—	—	93,570
Translation adjustment, net of tax	—	—	—	—	(27,817)	—	(27,817)
Pension adjustment and other, net of tax	—	—	—	—	860	—	860
Cash flow hedges, net of tax	—	—	—	—	18,489	—	18,489
Stock-based compensation	—	—	3,947	—	—	—	3,947
Shares issued from release of Restricted Stock Units	7	—	—	—	—	—	—
Repurchase of common stock	(260)	—	—	—	—	(25,000)	(25,000)
Cash dividends declared on common stock, $0.26 per share	—	—	—	(11,222)	—	—	(11,222)
Balance at June 30, 2022	42,906	$433	$293,720	$1,072,959	$(36,193)	$(46,281)	$1,284,638

Balance at March 31, 2021	43,430	$435	$285,896	$760,862	$(19,174)	$(13,510)	$1,014,509
Net income	—	—	—	72,483	—	—	72,483
Translation adjustment and other, net of tax	—	—	—	—	7,505	—	7,505
Pension adjustment and other, net of tax	—	—	—	—	(109)	—	(109)
Stock-based compensation	—	—	3,365	—	—	—	3,365
Cash dividends declared on common stock, $0.25 per share	—	—	—	(10,848)	—	—	(10,848)
Balance, at June 30, 2021	43,437	$435	$289,261	$822,497	$(11,778)	$(13,510)	$1,086,905

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Six Months Ended June 30, 2022 and 2021

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2021	43,217	$432	$294,330	$906,841	$(17,605)	$—	$1,183,998
Net income	—	—		188,145	—	—	188,145
Translation adjustment, net of tax	—	—	—	—	(27,819)	—	(27,819)
Pension adjustment and other, net of tax	—	—	—	—	689	—	689
Cash flow hedges, net of tax	—	—	—	—	8,542	—	8,542
Stock-based compensation	—	—	7,954	—	—	—	7,954
Shares issued from release of Restricted Stock Units	137	1	(9,524)	—	—	—	(9,523)
Repurchase of common stock	(455)	—	—	—	—	(46,281)	(46,281)
Cash dividends declared on common stock, $0.51 per share	—	—	—	(22,027)	—	—	(22,027)
Common stock issued at $139.07 per share for stock bonus	7	—	960	—	—	—	960
Balance at June 30, 2022	42,906	$433	$293,720	$1,072,959	$(36,193)	$(46,281)	$1,284,638

Balance at December 31, 2020	43,326	$433	$284,007	$720,441	$(10,428)	$(13,510)	$980,943
Net income	—	—	—	122,872	—	—	122,872
Translation adjustment, net of tax	—	—	—	—	(1,759)	—	(1,759)
Pension adjustment and other, net of tax	—	—	—	—	409	—	409
Stock-based compensation	—	—	9,826	—	—	—	9,826
Shares issued from release of Restricted Stock Units	104	1	(5,263)	—	—	—	(5,262)
Cash dividends declared on common stock, $0.48 per share	—	—	—	(20,816)	—	—	(20,816)
Common stock issued at $93.45 per share for stock bonus	7	1	691	—	—	—	692
Balance, at June 30, 2021	43,437	$435	$289,261	$822,497	$(11,778)	$(13,510)	$1,086,905
The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net income	$188,145	$122,872
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(gain) on sale of assets and other	(1,126)	118
Depreciation and amortization	28,324	22,753
Noncash lease expense	5,430	4,914
Inventory step-up expense	9,236	—
Loss/(gain) in equity method investment, before tax	(229)	2,653
Deferred income taxes	(4,557)	1,144
Noncash compensation related to stock plans	9,528	10,245
Provision of doubtful accounts	223	(377)
Deferred hedge gain	(693)	—
Changes in operating assets and liabilities (net of amounts acquired from ETANCO. see Note 3)
Trade accounts receivable	(88,635)	(84,702)
Inventories	(15,203)	(27,270)
Trade accounts payable	15,668	10,774
Other current assets	(5,834)	(14,802)
Accrued liabilities and other current liabilities	21,904	35,879
Other noncurrent assets and liabilities	(23,730)	(2,569)
Net cash provided by operating activities	138,451	81,632
Cash flows from investing activities
Capital expenditures	(31,829)	(19,296)
Acquisitions, net of cash (see Note 3)	(805,904)	(218)
Equity method investments	(1,170)	(6,829)
Proceeds from sale of property and equipment	1,816	129
Terminated forward contract	3,535	—
Net cash used in investing activities	(833,552)	(26,214)
Cash flows from financing activities
Termination of cash flow hedge	21,252	—
Repurchase of common stock	(46,281)	—
Proceeds from borrowing under lines of credit and term loan	701,083	—
Repayments of lines of credit and capital leases	(6,600)	(384)
Debt issuance costs	(6,804)	—
Dividends paid	(21,596)	(19,956)
Cash paid on behalf of employees for shares withheld	(9,523)	(5,263)
Net cash provided by (used in) financing activities	631,531	(25,603)
Effect of exchange rate changes on cash and cash equivalents	8,549	1,342
Net increase (decrease) in cash and cash equivalents	(55,021)	31,157
Cash and cash equivalents at beginning of period	301,155	274,639
Cash and cash equivalents at end of period	$246,134	$305,796
Noncash activity during the period
Noncash capital expenditures	$1,082	$1,462
Dividends declared but not paid	11,223	10,847
Issuance of Company’s common stock for compensation	$960	$692

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

Revenue Recognition

Generally, the Company's revenue contract with a customer exists when (1) the goods are shipped, services are rendered, and the related invoice is generated, (2) the duration of the contract does not extend beyond the promised goods or services already transferred and (3) the transaction price of each distinct promised product or service specified in the invoice is based on its relative stated standalone selling price. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer at a point in time. Our shipping terms provide the primary indicator of the transfer of control. The Company's general shipping terms are Incoterm C.P.T. (F.O.B. shipping point), where the title, and risk and rewards of ownership transfer at the point when the products are no longer on the Company's premises. Other Incoterms are allowed as exceptions depending on the product or service being sold and the nature of the sale. The Company recognizes revenue based on the consideration specified in the invoice with a customer, excluding any sales incentives, discounts, and amounts collected on behalf of third parties (i.e., governmental tax authorities). Based on historical experience with the customer, the customer's purchasing pattern, and its significant experience selling products, the Company concluded that a significant reversal in the cumulative amount of revenue recognized would not occur when the uncertainty (if any) is resolved (that is, when the total amount of purchases is known). Refer to Note 2 for additional information.

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

Fair Value of Financial Instruments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified under a three-tier fair valuation hierarchy based on the observability of the inputs available in the market: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The carrying amounts of trade accounts receivable, accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term nature of these instruments. The fair values of the interest rate and foreign currency contracts are classified as Level 2 within the fair value hierarchy. The fair values of the Company’s contingent consideration related to acquisitions and equity investments are classified as Level 3 within the fair value hierarchy, as these amounts are based on unobserved inputs such as management estimates and entity-specific assumptions and are evaluated on an ongoing basis.

Derivative Instruments

The Company uses derivative instruments as a risk management tool to mitigate the potential impact of certain market risks. Foreign currency and interest rate risk are the primary market risks the Company manages through the use of derivative instruments, which are accounted for as cash flow hedges or net investment hedges under the accounting standards and carried at fair value as other current or noncurrent assets or as other current or other long-term liabilities in the condensed consolidated balance sheets. Assets and liabilities with the legal right of offset are not offset in the condensed consolidated balance sheets. Net deferred gains and losses related to changes in fair value of cash flow hedges are included in accumulated other comprehensive income/loss ("OCI"), a component of stockholders' equity in the condensed consolidated balance sheets, and are reclassified into the line item in the condensed consolidated statement of earnings and comprehensive income in which the hedged items are recorded in the same period the hedged item affects earnings. The effective portion of gains and losses attributable to net investment hedges is recorded net of tax to OCI to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to OCI are limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. Changes in fair value of any derivatives that are determined to be ineffective are immediately reclassified from OCI into earnings.

Cash and Cash Equivalents

The Company classifies investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. As of June 30, 2022 and 2021, the value of these investments were $42.4 million and $57.1 million, respectively, consisting of United States Treasury securities and money market funds. The value of the investments is based on cost, which approximates fair value based on Level 1 inputs.

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

The changes in the allowance for doubtful accounts receivable for the six months ended June 30, 2022 are outlined in the table below:

	Balance at			Balance at
(in thousands)	December 31, 2021	Expense (Deductions), net	Write-Offs[1]	June 30, 2022

Allowance for Doubtful Accounts	$1,932	223	(56)	$2,211
1Amount is net of recoveries and the effect of foreign currency fluctuations.

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

Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting in response to the market transition from the London Interbank Offered Rate (“LIBOR”). The Company's primary credit facility, which was amended and restated on March 30, 2022, is composed of $450.0 million revolving line of credit and a $450.0 million term loan (the "Amended and Restated Credit Facility"), which matures on March 30, 2027. Borrowings under the Amended and Restated Credit Facility bear interest using Secured Overnight Financing Rate ("SOFR") plus an applicable margin in lieu of LIBOR.

All other newly issued and effective accounting standards during the second quarter of 2022 were determined to be not relevant or material to the Company.

2.    Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates net sales into the following major product groups as described in its segment information included in these interim financial statements under Note 15.

Wood Construction Products Revenue. Wood construction products represented 87%, respectively, of total net sales for the six months ended June 30, 2022 and 2021.

Concrete Construction Products Revenue. Concrete construction products represented 13%, respectively, of total net sales for both the six months ended June 30, 2022 and 2021.

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

Reconciliation of Contract Balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of June 30, 2022, the Company had no contract assets or contract liabilities from contracts with customers.

3.    Acquisition

On April 1, 2022, the Company completed its acquisition of 100% of the outstanding equity interest of FIXCO Invest S.A.S. (together with its subsidiaries, "ETANCO") for total purchase consideration of $805.4 million, net of cash acquired (the "Acquisition"). The Acquisition was completed pursuant to the securities purchase agreement dated January 26, 2022, as amended (the “SPA”), by and among the Company, Fastco Investment, Fastco Financing, LRLUX and certain other security holders. The purchase price for the Acquisition was paid using cash on hand and borrowings in the amount of $250.0 million under the revolving credit facility and $450.0 million under the term loan facility. See Note 13 for further information on the Amended and Restated Credit Facility.

ETANCO is a manufacturer and distributor of fastener and fixing products headquartered in France and its primary product applications directly align with the addressable markets in which the Company operates. The Acquisition will allow the Company to enter into new commercial building markets such as façades, waterproofing, safety and solar, as well as grow its share of direct business sales in Europe.

ETANCO’s results of operations were included in the Company's consolidated financial statements from the date of acquisition. For the period subsequent to the acquisition that is included in both the three months and six months ended June 30, 2022, ETANCO had net sales of $80.3 million and a net loss of $2.0 million, which includes costs related to fair-value adjustments for acquired inventory, amortization of acquired intangible assets, and expenses incurred for integration. The allocation of the purchase price is preliminary and subject to change, including any costs and expenses already recognized, as the Company refines its estimates over the measurement period, which is expected to be finalized by the end of the 2022 fiscal year.

Purchase price allocation

The Acquisition was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”) which requires, among other things, that assets acquired and liabilities assumed in a business combination be recorded at fair value as of the acquisition date with limited exceptions.

Preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations as of April 1, 2022. Due to the timing and significance of the Acquisition, the estimates and assumptions regarding certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes, contingent liabilities, goodwill and useful lives of intangible assets are subject to change as the Company obtains additional information during the measurement period of up to 12 months from the acquisition date.

The preliminary allocation of the $824.4 million purchase price to the estimated fair values of the tangible and intangible assets acquired and liabilities assumed is as follows:

(in thousands)	Amount
Cash and cash equivalents	$19,010
Trade accounts receivable, net	63,607
Inventory	102,608
Other current assets	4,491
Property and equipment, net	87,156
Operating lease right-of-use assets	6,219
Goodwill	376,908
Intangible assets, net	358,761
Other noncurrent assets	1,428
Total assets	1,020,188
Trade accounts payable	46,467
Accrued liabilities and other current liabilities	21,922
Operating lease liabilities	6,034
Deferred income tax and other long-term liabilities	121,360
Total purchase price	$824,405

Trade accounts receivable, net

The gross amount of trade receivables acquired was approximately $67.4 million, of which $63.6 million is estimated to be recoverable based on ETANCO's historical trend for collections.

Inventory

Acquired inventory primarily consists of raw materials and finished goods consisting of building and construction materials products. The Company adjusted acquired finished goods higher by $10.9 million to estimated fair value based on expected selling prices less a reasonable amount for selling efforts. The fair value adjustment is recognized as a component of cost of sales over the inventory’s expected turnover period, and as a result, $9.2 million of the adjustment was recognized during the three months ended June 30, 2022. The balance of the adjustment will be recognized in the quarter ended September 30, 2022.

Property and equipment, net

Acquired property and equipment includes land of $22.3 million, buildings and site improvements of $29.4 million, and machinery, equipment, and software of $35.5 million. The estimated fair value of property and equipment was determined primarily using market and/or or cost approach methodologies. The acquired fair value for buildings and site improvements will depreciate on a straight-line basis over the estimated useful lives of the assets for a period of up to thirty years, Machinery, equipment and software will depreciate on an accelerated basis over an estimated useful life of three to ten years. Depreciation expense associated with the acquired property and equipment amounted to $1.4 million for three months ended June 30, 2022.

Goodwill

The excess of purchase price over the net assets acquired is recognized as goodwill and relates to the value that is expected from the acquired assembled workforce as well as the increased scale and synergies resulting from the integration of both businesses. The goodwill recognized from the Acquisition is not deductible for local income tax purposes. Goodwill will be allocated to reporting units within the European reporting segment when the purchase price allocation is finalized during the measurement period.

Intangible assets, net

The estimated fair value of intangible assets acquired was determined primarily using income approach methodologies. The preliminary values allocated to intangible assets and the useful lives are as follows:

(in thousands except useful lives)	Weighted-average useful life (in years)	Amount
Customer relationships	16	$220,810
Trade names	Indefinite	93,811
Developed technology	12.5	44,140
		$358,761

The acquired definite-lived intangible assets will be amortized on a straight-line basis over estimated useful lives, which approximates the pattern in which these assets are utilized. The Company recognized $4.2 million of amortization expense on these assets during the three months ended June 30, 2022.

Deferred taxes

As a result of the increase in fair value of inventory, property and equipment, and intangible assets, deferred tax liabilities of $104.5 million were recognized, primarily due to intangible assets.

Acquisition and integration related costs

During the three and six months ended June 30, 2022 and the year ended December 31, 2021, the Company incurred acquisition and integration related expenses of $5.9 million, $12.8 million and $2.3 million, respectively. The fiscal 2022 amounts have been included in Acquisition and integration related costs in the Company’s income from operations, while the 2021 amounts were included in Interest expense, net and other. These acquisition and integration related costs consisted of investment banking, legal, accounting, advisory, and consulting fees.

Unaudited pro forma results

The following unaudited pro forma combined financial information presents estimated results as if the Company acquired ETANCO on January 1, 2021. The unaudited pro forma financial information as presented below is for informational purposes only and does not purport to actually represent what the Company’s combined results of operations would have been had the Acquisition occurred on January 1, 2021, or what those results will be for any future periods.

The following unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Net sales	$593,232	$498,805	$1,165,986	$923,579
Net income	$104,823	$79,535	$210,772	$114,884

Pro forma earnings per common share:
Basic	$2.43	$1.83	$4.88	$2.65
Diluted	$2.42	$1.82	$4.87	$2.63

Weighted average shares outstanding:
Basic	43,145	43,434	43,162	43,406
Diluted	43,240	43,641	43,306	43,620

The unaudited pro forma results above includes the following non-recurring charges to net income:

1) Acquisition and integration related costs of $5.9 million, $6.9 million, and $2.3 million, which were incurred during the three months ended June 30, 2022, March 31, 2022, and December 31, 2021, respectively, were adjusted as if such costs were     incurred during the three months ended March 31, 2021.

2) The $9.2 million of amortization related to the fair value adjustment for inventory and recognized during the three months ended June 30, 2022 was adjusted as if incurred during the three months ended March 31, 2021. The unamortized balance is included as an adjustment recognized during the three months ended June 30, 2021.

3) Net income for ETANCO includes adjustments of $0.5 million and $1.8 million to conform ETANCO’s historical financial results prepared under French GAAP to U.S. GAAP for the three and six months ended June 30, 2021, respectively. In addition, $0.4 million in French to U.S. GAAP adjustments were made for the three and six months ended June 30, 2022. The U.S. GAAP adjustments are primarily related to share-based payments expense on awards that were settled prior to the Acquisition, and costs incurred and capitalized by ETANCO on its historical acquisitions.

4.    Net Income Per Share

The following shows a reconciliation of basic net earnings ("EPS") per share to diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net income available to common stockholders	$93,570	$72,483	$188,145	$122,872
Basic weighted-average shares outstanding	43,145	43,434	43,162	43,406
Dilutive effect of potential common stock equivalents — restricted stock units	95	207	144	214
Diluted weighted-average shares outstanding	43,240	43,641	43,306	43,620
Net income per common share:
Basic	$2.17	$1.67	$4.36	$2.83
Diluted	$2.16	$1.66	$4.34	$2.82

5.    Stockholders' Equity

Treasury Shares

As of June 30, 2022, the Company held 455,030 shares of its common stock as treasury shares.

During the six months ended June 30, 2022, the Company repurchased 455,030 shares of the Company's common stock in the open market at an average price of $101.71 per share, for a total of $46.3 million. As of June 30, 2022, approximately $53.7 million remains available for repurchase of shares of the Company's common stock under the previously announced $100.0 million share repurchase authorization (which expires at the end of 2022).

6.    Stock-Based Compensation

The Company allocates stock-based compensation expense amongst cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation capitalized in inventory was immaterial for all periods presented. The Company recognized stock-based compensation expense related to its equity plans for employees of $4.7 million and $3.3 million for the three months ended June 30, 2022 and 2021, respectively, and $9.5 million and $9.8 million for the six months ended June 30, 2022 and 2021, respectively.

During the six months ended June 30, 2022, the Company granted 112,963 RSUs and PSUs to the Company's employees, including officers at an estimated weighted average fair value of $119.60 per share based on the closing price (adjusted for the present value of dividends) of the Company's common stock on the grant date. The RSUs and PSUs granted to the Company's employees may be time-based, performance-based or time- and performance-based. Certain of the PSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the award agreement over a cumulative three year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time-based RSUs that are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year vesting-term of the award.

The Company’s seven non-employee directors are entitled to receive approximately $704 thousand in equity compensation annually. The number of shares ultimately granted are based on the average closing share price for the Company over the 60 day period prior to approval of the award in the second quarter of each year. In May 2022, the Company granted 6,206 shares of the Company's common stock to the non-employee directors, based on the average closing price of $105.50 per share and recognized $655 thousand of expense.

As of June 30, 2022, the Company's aggregate unamortized stock compensation expense was approximately $27.6 million which is expected to be recognized in expense over a weighted-average period of 2.4 years.

7.    Trade Accounts Receivable, Net

Trade accounts receivable consisted of the following:

	At June 30,		At December 31,
(in thousands)	2022	2021	2021
Trade accounts receivable	$382,016	$255,077	$237,312
Allowance for doubtful accounts	(2,211)	(1,446)	(1,932)
Allowance for sales discounts and returns	(4,675)	(3,700)	(4,359)
	$375,130	$249,931	$231,021

8.    Inventories

The components of inventories are as follows:

	At June 30,		At December 31,
(in thousands)	2022	2021	2021
Raw materials	$193,254	$101,163	$191,174
In-process products	47,141	24,117	30,309
Finished products	299,449	184,974	222,273
	$539,844	$310,254	$443,756

9.    Derivative Instruments

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

Beginning in March 2022, the Company entered into a forward foreign currency contract expiring in March 2029 to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe and elected the spot method for designating this contract as a net investment hedge with the excluded forward point amortized to interest expense. During May 2022, the Company settled the March 2022 forward foreign currency contract for $3.9 million in cash, which included $0.4 million in recognized forward points, terminated the hedge accounting treatment and simultaneously entered into a new forward foreign currency contract expiring in March 2029 with the same notional amount at a new forward rate. The Company also elected the spot method for designating the May 2022 contract as a net investment hedge. The $3.5 million gain recognized on the March 2022 contract excluding recognized forward points is deferred in OCI and will remain in OCI until either the sale or substantially complete liquidation of the hedged subsidiaries.

Beginning in March 2022, the Company also converted a Euro-denominated ("EUR"), fixed rate obligation into a U.S. Dollar fixed rate obligation using a receive fixed, pay fixed cross currency swap, which was designated as a cash flow hedge. During May 2022, the Company settled the March 2022 cross currency swap for $22.4 million in cash, which was comprised of $21.3 million gain on the swap excluding accrued interest and $1.1 million of net interest income accrued according to the terms of the swap. The Company terminated the hedge accounting treatment and simultaneously entered into a new cross currency swap expiring in March 2029 with a lower notional amount for the US dollar denominated leg at a new US dollar interest rate. An amount of $28.3 million was reclassified out of OCI into earnings to offset the currency loss on the underlying security being hedged resulting in a net $7.0 million hedge accounting reserve balance within OCI, which is being amortized to interest expense in the Condensed Consolidated Statement of Earnings and Comprehensive Income through the termination of the underlying hedged intercompany debt in March 2029.

In addition, the Company has converted its domestic U.S. variable rate debt to fixed rate debt using a receive variable, pay fixed interest rate swap expiring March 2027. The interest rate swap contract is also designated as a cash flow hedge.

As of June 30, 2022, the aggregate notional amount of the Company's outstanding interest rate contracts, cross currency swap contracts and forward contract were $694.4 million, $465.9 million and $271.9 million, respectively. As of June 30, 2021, the aggregate notional amount of the Company's outstanding forward contracts used to hedge variability in cash flows on its Chinese Yuan denominated purchases were $5.4 million, all of which expired by December 31, 2021. As of June 30, 2022 there were no outstanding forward contracts on its Chinese Yuan denominated purchases.

Changes in fair value of any forward contracts that are determined to be ineffective are immediately reclassified from OCI into earnings. There were no amounts recognized due to ineffectiveness during the six-months ended June 30, 2022.

The effects of fair value and cash flow hedge accounting on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the period ended June 30, 2022 was as follows:

	2022				2021
(in thousands)		Cost of sales	Interest expense, net	Other & foreign exchange loss, net	Cost of sales
Total amounts of income and expense line items presented in the Condensed Consolidated Statement of Earnings in which the effects of fair value or cash flow hedges are recorded		$590,688	$(3,585)	$(2,107)	$399,195
The effects of fair value and cash flow hedging
Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount of gain or (loss) reclassified from OCI to earnings	—		(2,978)
Cross currency swap contract
Amount of gain or (loss) reclassified from OCI to earnings	—		1,959	29,124
Forward contract
Amount of gain or (loss) reclassified from OCI to earnings		163			200

The effects of derivative instruments on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the three months ended June 30 were as follow:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2022	2021		2022	2021
Interest rate contracts	$8,681	$—	Interest expense	$(2,949)	$—
Cross currency contracts	30,263	—	Interest expense	1,938	—
			FX gain (loss)	32,091	—
Forward contracts	$—	$228	Cost of goods sold		200
Total	$38,944	$228		$31,080	$200

The effects of derivative instruments on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the six months ended June 30 were as follow:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
	2022	2021		2022	2021
Interest rate contracts	$6,876	$—	Interest expense	$(2,978)	$—
Cross currency contracts	22,715	—	Interest expense	1,959
			FX gain (loss)	29,124
Forward contracts	—	428	Cost of goods sold	163	200
Total	$29,591	$428		$28,268	$200

For the three and six months ending June 30, 2022, gains on the net investment hedge of $18.1 million and $11.3 million were included in OCI, respectively. For both the three and six months ending June 30, 2022, excluded gains of $1.1 million were reclassified from OCI to interest expense.

As of June 30, 2022, the aggregate fair values of the Company’s derivative instruments were comprised of an asset of $24.5 million, of which $10.8 million is included in Other current assets on the condensed consolidated balance sheet, and the balance, or $13.7 million as an Other non-current assets on the condensed consolidated balance sheet, and a liability of $7.9 million, which is included in Other non-current liabilities on the condensed consolidated balance sheet.

10.    Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following:

	At June 30,		At December 31,
(in thousands)	2022	2021	2021
Land	$55,279	$28,373	$28,175
Buildings and site improvements	223,920	202,573	202,393
Leasehold improvements	6,062	5,961	5,995
Machinery, equipment, and software	443,652	392,860	399,079
	728,913	629,767	635,642
Less accumulated depreciation and amortization	(415,029)	(393,653)	(402,246)
	313,884	236,114	233,396
Capital projects in progress	32,300	19,239	26,473
Total	$346,184	$255,353	$259,869

11.    Goodwill and Intangible Assets

Goodwill consisted of the following:

	At June 30,		At December 31,
(in thousands)	2022	2021	2021
North America	$96,264	$96,393	$96,307
Europe	394,761	36,296	36,331
Asia/Pacific	1,313	1,432	1,384
Total	$492,338	$134,121	$134,022

Goodwill totaled $492.3 million as of June 30, 2022, including $360.3 million attributable to the ETANCO acquisition.

Amortizable intangible assets, net, consisted of the following:

	At June 30, 2022
	Gross	Accumulated	Net
	Carrying	Amortization	Carrying
(in thousands)	Amount	& FX change	Amount
North America	$46,642	$(28,063)	$18,579
Europe	364,241	(25,122)	339,119
Total	$410,883	$(53,185)	$357,698

	At June 30, 2021
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$41,003	$(24,715)	$16,288
Europe	26,499	(19,038)	7,461
Total	$67,502	$(43,753)	$23,749

	At December 31, 2021
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$46,643	$(26,346)	$20,297
Europe	26,371	(20,399)	5,972
Total	$73,014	$(46,745)	$26,269

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization expense of definite-lived intangible assets was $5.3 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively and was $6.4 million and $3.4 million for the six months ended June 30, 2022 and 2021, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 9.5 years.

Indefinite-lived intangible assets totaled $88.9 million as of June 30, 2022, including $88.3 million attributable to trade names acquired in the ETANCO acquisition.

At June 30, 2022, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)
Remaining six months of 2022	$10,674
2023	20,290
2024	19,384
2025	19,078
2026	18,416
2027	18,286
Thereafter	162,307
$268,435

The changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2022, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2021	$134,022	$26,269
Acquisition of ETANCO	376,908	358,761
Amortization	—	(6,440)
Foreign exchange	(18,592)	(20,892)
Balance at June 30, 2022	$492,338	$357,698

12.    Leases

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

The following table provides a summary of leases included on the condensed consolidated balance sheets as of June 30, 2022 and 2021 and December 31, 2021, condensed consolidated statements of earnings and comprehensive income, and condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, respectively:

	Condensed Consolidated Balance Sheets Line Item	June 30,		December 31,
(in thousands)		2022	2021	2021
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$48,984	$43,374	$45,438
Liabilities
Operating - current	Accrued expenses and other current liabilities	9,831	$9,777	$8,769
Operating - noncurrent	Operating lease liabilities	39,654	34,087	37,091
Total operating lease liabilities		$49,485	$43,864	$45,860

Finance leases
Assets
Property and equipment, gross	Property, plant and equipment, net	$3,569	$3,569	$3,569
Accumulated amortization	Property, plant and equipment, net	(3,556)	(3,264)	(3,416)
Property and equipment, net	Property, plant and equipment, net	$13	$305	$153
Liabilities
Other current liabilities	Accrued expenses and other current liabilities	$—	$48	$—
Total finance lease liabilities		$—	$48	$—

The components of lease expense were as follows:

	Condensed Consolidated Statements of Earnings and Comprehensive Income Line Item	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2022	2021	2022	2021
Operating lease cost	General administrative expenses and cost of sales	$3,364	$3,055	$6,346	$6,017

Finance lease cost:
Amortization of right-of-use assets	General administrative expenses	$—	$107	$—	$214
Interest on lease liabilities	Interest expense, net	—	1	—	2
Total finance lease		$—	$108	$—	$216

Other Information

Supplemental cash flow information related to leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,296	$2,994	$6,234	$5,905
Finance cash flows for finance leases	—	146	—	292
Operating right-of-use assets obtained in exchange for lease obligations during the current period	2,936	3,307	5,132	4,093

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2022:

(in thousands)	Operating Leases
Remaining six months of 2022	$6,380
2023	11,105
2024	9,258
2025	7,448
2026	6,035
Thereafter	17,963
Total lease payments	58,189
Less: Present value discount	(8,704)
Total lease liabilities	$49,485

The following table summarizes the Company's lease terms and discount rates as of June 30, 2022 and 2021:

Weighted-average remaining lease terms (in years):	2022	2021
Operating leases	6.4	6.9
Weighted-average discount rate:
Operating leases	4.8%	5.3%

13.    Debt

On March 30, 2022, the Company entered into the Amended and Restated Credit Facility, which amends and restates the Company's previous Credit Agreement, dated as of July 27, 2012. The Amended and Restated Credit Facility provides for a 5-year revolving credit facility of $450.0 million revolving line of credit, which includes a letter of credit-sub-facility up to $50.0 million, and a 5-year term loan facility of $450.0 million. The Company borrowed $250.0 million, under the revolving credit facility and $450.0 million under the term loan facility to finance a portion of the purchase price of the Acquisition. In addition, the Company incurred $6.8 million of debt issuance costs, which are classified in long-term debt on the condensed consolidating balance sheet, that have been deferred and will amortize over the 5-year terms of the Amended and Restated Credit Facility.

The Company is required to pay an annual revolving credit facility fee of 0.10% to 0.25% per annum on the available commitments under the terms of the Amended and Restated Revolving Credit Facility, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s net leverage ratio. The fee is included within Interest expense, net and other in the Company's Condensed Consolidated Statement of Operations.

Amounts borrowed under the Amended and Restated Credit Facility will bear interest from time to time at either the Base Rate, Spread Adjusted Daily Simple SOFR, Spread Adjusted Term SOFR, Adjusted Eurocurrency Rate or Daily Simple RFR, in each case, as calculated under and as in effect from time to time under the Amended and Restated Credit Facility, plus the Applicable Margin, as defined in the Amended and Restated Credit Facility. The Applicable Margin is determined based on the Company’s net leverage ratio, and ranges (i) from 0.00% to 0.75% per annum for amounts borrowed under the term loan facility that bear interest at Base Rate, (ii) from 0.75% to 1.75% per annum for amounts borrowed under the term loan facility that bear interest at Adjusted Eurocurrency Rate, Spread Adjusted Daily Simple SOFR or Spread Adjusted Term SOFR, (iii) from 0.00% to 0.50% per annum for amounts borrowed under the revolving credit facility that bear interest at Base Rate, (iv) from 0.68% to 1.53% per annum for amounts borrowed under the revolving credit facility that bear interest at Daily Simple RFR (solely to the extent denominated in pound sterling) and (v) from 0.65% to 1.50% per annum for amounts borrowed under the revolving credit facility that bear interest at Daily Simple RFR (other than loans denominated in pound sterling) or Adjusted Eurocurrency Rate. Loans outstanding under the Amended and Restated Credit Facility may be prepaid at any time without penalty except for customary breakage costs and expenses. Based on current principle payment expectations, the annual interest rate on the outstanding debt will be approximately 2.00% over the life of the debt including the effects of the interest rate swap and other derivatives noted above.

As of June 30, 2022, in addition to the Amended and Restated Credit Facility, certain of the Company’s domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders. Together, all of its credit facilities provide the Company with a total of $203.1 million in available revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company has $694.4 million, excluding deferred financing costs, outstanding under the Amended and Restated Credit Facility, which is the estimated the fair value as of June 30, 2022. There were no outstanding balances under the Amended and Restated Credit Facility as of June 30, 2021, and December 31, 2021.

The following is a schedule, by years, of maturities for the remaining term loan facility as of June 30, 2022:

(in thousands)	5-Year Term Loan
Remaining six months of 2022	$11,250
2023	22,500
2024	22,500
2025	22,500
2026	22,500
2027	343,125
Total loan outstanding	$444,375

The $250.0 million borrowed under the revolving credit facility is due on March 31, 2027.

The Company was in compliance with its financial covenants under the Amended and Restated Credit Facility as of June 30, 2022.

14.    Commitments and Contingencies

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

15.    Segment Information

The Company is organized into three reporting segments defined by the regions where the Company’s products are manufactured, marketed and distributed to the Company’s customers. The three reporting segments are the North America segment (comprised primarily of the Company’s operations in the U.S. and Canada), the Europe segment, which includes ETANCO, and the Asia/Pacific segment (comprised of the Company’s operations in Asia, the South Pacific, and the Middle East). These segments are similar in several ways, including the types of materials used, the production processes, the distribution channels and the product applications.

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

The following tables illustrate certain measurements used by management to assess the performance of its reportable segments as of or the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net Sales
North America	$456,410	$350,557	$895,140	$651,120
Europe	133,238	56,438	184,689	100,734
Asia/Pacific	3,584	3,286	6,973	6,068
Total	$593,232	$410,281	$1,086,802	$757,922
Sales to Other Segments*
North America	$1,441	$221	$2,575	$917
Europe	1,271	1,551	2,955	3,160
Asia/Pacific	7,940	5,465	16,506	13,993
Total	$10,652	$7,237	$22,036	$18,070
Income (Loss) from Operations **
North America	$137,291	$101,190	$273,064	$174,215
Europe	5,560	5,873	4,189	8,164
Asia/Pacific	100	203	664	628
Administrative and all other	(9,875)	(5,538)	(20,403)	(12,895)
Total	$133,076	$101,728	$257,514	$170,112

*    Sales to other segments are eliminated in consolidation.
**    Beginning in 2022, the Company changed its presentation of its North America and Administrative and all other segment's statement of operations to display allocated expenses and management fees as a separate item below income from operations. During 2021, allocated expenses and management fees between the two segments were previously included in gross profit, operating expenses and in income from operations and been adjusted herein to conform to 2022 presentation. Consolidated income of operations, income before tax and net income for all periods presented below are not affected by the change of operations.

			At
	At June 30,		December 31,
(in thousands)	2022	2021	2021
Total Assets
North America	$1,225,176	$1,189,835	$1,352,988
Europe	689,621	205,065	202,631
Asia/Pacific	34,981	31,774	31,832
Administrative and all other	535,690	(52,700)	(103,326)
Total	$2,485,468	$1,373,974	$1,484,125

Cash collected by the Company’s U.S. subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore is in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $167.4 million, $238.3 million, and $223.5 million, as of June 30, 2022 and 2021, and December 31, 2021, respectively.

The Company’s wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls and are used for connecting and strengthening wood-based construction primarily in residential and commercial construction. Its concrete construction products include adhesives, specialty chemicals, mechanical anchors, carbide drill bits, powder actuated tools and reinforcing fiber materials and are used for restoration, protection or strengthening concrete, masonry and steel construction in residential, industrial, commercial and infrastructure construction. The table below illustrates the distribution of the Company’s sales by product group as additional information for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Wood construction products	$514,832	$355,787	$950,191	$657,365
Concrete construction products	78,209	54,305	136,185	99,828
Other	191	189	426	729
Total	$593,232	$410,281	$1,086,802	$757,922

16.    Subsequent Events

Dividend Declared

On July 27, 2022, the Company’s Board of Directors (the "Board") declared a quarterly cash dividend of $0.26 per share, estimated to be $11.2 million in total. The dividend will be payable on October 27, 2022, to the Company's stockholders of record on October 6, 2022.
.

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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions that concern our strategy, plans, expectations or intentions. Forward-looking statements include, but are not limited to, statements about future financial and operating results, our plans, objectives, business outlook, priorities, expectations and intentions, expectations for sales growth, comparable sales, earnings and performance, stockholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, the integration of the acquisition of ETANCO, our strategic initiatives, including the impact of these initiatives, on our strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing and other statements that are not historical facts. Although we believe that the expectations, opinions, projections and comments reflected in these forward-looking statements are reasonable, such statements involve risks and uncertainties and we can give no assurance that such statements will prove to be correct. Actual results may differ materially from those expressed or implied in such statements.

Forward-looking statements are subject to inherent uncertainties, risks and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in our forward looking statements include, among others, the impact of the COVID-19 pandemic on our operations and supply chain, the operations of our customers, suppliers and business partners, and the successful integration of ETANCO and those discussed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Additional risks include: the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and borrowings under our existing credit agreement; restrictions on our business and financial covenants under our credit agreement; reliance on employees subject to collective bargaining agreements; and or ability to repurchase shares of our common stock and the amounts and timing of repurchases, if any. To the extent that the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of such risks and other factors.

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

Recent Developments

On April 1, 2022, the Company successfully completed the acquisition of ETANCO, a manufacturer of fixing and fastener products headquartered in France, for $805.4 million (730 million euros(1)) net of cash.

ETANCO's primary product applications directly align with the addressable markets in which the Company operates. Leveraging ETANCO's leading market position in Europe, following the acquisition, the Company would expand its portfolio of solutions, including mechanical anchors, fasteners and commercial building envelope solutions, as well as significantly increase its market presence across Europe. The acquisition of ETANCO has provided the Company access into new commercial building markets such as façades, waterproofing, safety and solar, as well as grow its share of direct business sales in Europe.

Upon announcing the acquisition, the Company expected to realize operating income synergies of approximately $30.0 million, on an annual run rate basis following integration efforts. We continue to expect that these synergies will be achieved through expanding the Company's market share by selling its products into new markets and channels, incorporating ETANCO's products into the Company's existing channels, as well as procurement optimization, manufacturing and operating expense efficiencies. Finally, interest expense has and will continue to increase as a result of the incurrence of debt to finance the acquisition of ETANCO.

Since we announced the transaction back in late December, planning for and initiating the integration of ETANCO has been our primary focus and we believe it has been progressing according to plan. We assembled a project management office that includes a leading globally recognized external advisory consulting group together with a multi-disciplinary team of key management from both Simpson and ETANCO. Because of our complementary cultures and values, our combined team has been working extremely well together as we develop detailed plans for each of our specific integration tracks. We believe our approach has contributed to a high employee retention rate throughout the transition. After several months, we have found no material adjustments to our previously identified synergy opportunities, although the realization of the full amount is subject to change based on the current environment in Europe. With the groundwork we have laid so far, we believe we are still well positioned to capture meaningful benefits from those synergies in the coming years.

At our March 23, 2021 analyst and investor day, we unveiled several key growth initiatives that we believe will help us continue our track record of achieving above market revenue growth through a combination of organic and inorganic opportunities. Our organic opportunities are focused on expansion into new markets within our core competencies of wood and concrete products. These key growth initiatives will focus on the original equipment manufacturers, repair and remodel or do-it-yourself, mass timber, concrete and structural steel markets.

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

We also highlighted our five-year ambitions during the March 2021 analyst and investor day, which are as follows:

•Strengthen our values-based culture;
•Be the business partner of choice;
•Strive to be an innovative leader in the markets we operate;
•Continue above market growth relative to the United States housing starts;

•Remain within the top quartile of our proxy peers for operating income margin; and
•Remain in the top quartile of our proxy peers for return on invested capital.

We have executed on several key milestones since we first announced our key strategic initiatives back in 2021. Here are a few examples:

•We acquired ETANCO and are already seeing tangible results in our actual operations, as well as for the future including the use of Simpson and ETANCO branded commercial concrete products in the construction of certain venues for the upcoming Olympic games in Paris.
•Realigned our sales teams to more specifically focus on five end use markets – Residential, Commercial, OEM, National Retail and Building Technology, which has led to new customer and project wins within five of our key growth initiatives.
•Invested in a venture capital fund focused on the home building industry and related new technologies.
•Entered into a joint indirect investment in the North America Hundegger equipment sales and service representative partner, Hundegger USA, LLC to increase each parties' sales in the mass timber and component manufacturing markets by offering North America customers end-to-end solutions, including integrated software from a single source.
•Formed a strategic alliance with Structural Technologies that will allow both parties jointly deliver complete end-to-end strengthening solutions to engineering professionals, contractors and owners across multiple construction and repair markets,
•In the OEM market, we were recently awarded the opportunity to supply our complete wood solutions, including specialty fasteners and other products, for the construction of custom wood base crates. We accomplished some key project wins within the Mass Timber space including our solutions are now being specified to construct mock-up structures from coast to coast to serve as a mass timber training course for union carpenters and are also being utilized in the construction of a new home office for a large U.S.-based company.
•Within the National Retail market, we focused on growth in the repair and remodel and do-it-yourself markets by completing a reset of some of our fastener sets with one of our key customers, and increased our publicity for Outdoor Accents in both The Home Depot and Lowe’s.
•Within the Commercial market, we expanded our offerings, including the expansion of our structural steel product line and our concrete solutions are being used in the construction of new graduate housing.

As we make progress on our growth initiatives, we believe we can continue our above market growth relative to U.S. housing starts in fiscal 2022 and beyond. These select key examples further emulate our Founder, Barclay Simpson’s, nine principles of doing business, and more specifically the focus and obsession on customers and users.

Factors Affecting Our Results of Operations

The COVID-19 pandemic and Russia’s invasion of Ukraine has severely affected global economic conditions, resulting in substantial volatility in the financial markets, increased unemployment, and considerable operational challenges. The Company’s management team continues to monitor and manage its ability to operate effectively and, to date, the Company has not experienced any significant disruptions within its supply chain. Our supply chain partners are supportive, and continue to do their part to ensure that service levels to our customers remain strong. To date, we have not experienced any supply-chain disruptions and continued to meet our customers’ needs despite the challenges. We will continue to communicate with our supply chain partners to identify and mitigate risk and to manage inventory levels.

The Company’s business, financial condition and results of operations depends in part on the level of United States, housing starts and residential construction activity. Though single-family housing starts increased significantly over the past twelve months, we have seen demand begin to decline during the past quarter due to supply-chain factors, inflation and interest rate increases affecting new home starts and completions. With almost a full year of recent sales price increase in effect, we believe sales will likely increase during the 3rd quarter over the prior year comparable period even if demand decreases. These increased sales prices are expected to be offset by increasing raw material costs, sourcing logistics complications and a tight labor market, which could negatively affect operating margins for 2022.

Management continues to monitor the impact of rising material input and product logistics costs on the Company's financial condition, liquidity, operations, suppliers, industry, and workforce.

Unlike lumber or other products that have a more direct correlation to United States housing starts, our products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. Our products are generally used in a sequential progression that follows the construction process. Residential and commercial construction begins with the foundation, followed by the wall and the roof systems, and then the installation of our products, which flow into a project or a house according to these schedules.

In prior years, our sales were heavily seasonal with operating results varying from quarter to quarter depending on weather conditions that could delay construction starts. Our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year. Due to efforts in diversifying our global footprint, most notably with our acquisition of ETANCO, sales from our product line, customer base and customer purchases are becoming less seasonal. Political and economic events such as rising energy costs, volatile steel market, stressed product transportation systems and increasing interest rates can also have an effect on our gross and operating profits as well as the amount of inventory on-hand. Changes in raw material cost could negatively affect our gross profit and operating margins depending on the timing of raw material purchases or how much sales prices can be increased to offset higher raw material costs. Delays in receiving products or shipping sales orders, as well as increased transportation costs, could negatively impact sales and operating profits.

Business Segment Information

Historically our North America segment has generated more revenues from wood construction products compared to concrete construction products. Our wood construction product sales increased 35.2% for the quarter ended June 30, 2022 compared to June 30, 2021, and our concrete construction product sales increased 24.0% over the same periods, due to product price increases throughout 2021 in an effort to offset rising raw material costs. These product price increases were also the primary contributor to gross profits and operating profits increasing over the same comparable periods. As a result of the product price increases phased in during 2021, full phased in product price increases for 2022 could result in $300.0 million in additional net sales compared to 2021. We currently anticipate further gross margin and operating margin compression beginning in the latter half of 2022 compared to 2021 as higher priced raw materials and rising average cost of steel on hand offset the product price increases.

During 2022, we have been reviewing the footprint for our U.S. operations with assistance from a third party. As a result, we identified facility expansions in the U.S. that will improve our overall service, production efficiencies and safety in the workplace, as well as reduce our reliance on certain outsourced, finished goods and component products and continue to ensure we have ample capacity to meet our customer needs. We recently announced an expansion of our Ohio facility and the project has commenced. These investments reinforce our core business model differentiators to remain the partner of choice as we continue to produce products locally and ensure superior levels of customer service. Investments in these expansions have already started this year and will continue into 2024.

Europe sales increased 136.1% for the quarter ended June 30, 2022 compared to June 30, 2021, primarily due to the acquisition of ETANCO, which contributed $80.3 million in net sales, along with product price increases, mostly offset by lower volumes and the negative effect of approximately $6.9 million in foreign currency translation due a strengthening United States dollar. Wood construction product sales increased 135.3% for the quarter ended June 30, 2022 compared to June 30, 2021 with ETANCO contributing $64.9 million in wood construction product sales. Concrete construction product sales are mostly project based, and sales increased 139.2% for the quarter ended June 30, 2022 compared to June 30, 2021 with ETANCO contributing $15.4 million in concrete construction product sales. The Company, including ETANCO, have suspended all sales and distribution activity to Russia and Belarus. We estimate annual sales to these countries would have been less than $5.0 million. Europe gross profit of $39.0 million included $19.2 million from the acquisition of ETANCO, net of $9.2 million in fair-value adjustments for inventory costs as a result of purchase accounting, most of which is a non-recurring charge. The Company expects there will be an additional nominal amount recognized in the third quarter of 2022 for a fiscal year total of $10.5 million in fair value adjustments. Europe reported operating income of $5.6 million, including ETANCO's operating loss of $1.6 million which was net of $9.2 million in inventory adjustments as noted above, $4.2 million of amortization expense on acquired intangible assets and $5.9 million for integration costs for a total of $19.3 million. The Company expects to incur additional costs in 2022 as it continues to integrate ETANCO into its European operations. The Company has not realized any synergies from the combination to date.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

Since June 2021, inventory pounds in North America, which is the bulk of our inventory, increased 14% while the weighted average cost per pound of total on hand increased approximately 31%. Based on our current expectations, we are anticipating continued raw material cost pressure for fiscal 2022. As we work through our on hand inventory and continue to buy raw material at these much higher prices, our costs of goods sold are expected to continue increasing modestly during the second half of fiscal 2022, even if prices for raw material decline, as the impact from averaging raw material costs typically lags our product price increases. We began to see this accelerating increase in raw material costs occur beginning in the third quarter 2021.

Business Outlook

The Company updated its 2022 financial outlook to include the acquisition of ETANCO, two quarters of actual results, and its latest expectations regarding demand trends, raw material costs and operating expenses as of July 25, 2022. Based on business trends and conditions, the Company's current outlook for the full fiscal year ending December 31, 2022 is as follows:

•Operating margin is expected to be in the range of 19.0% to 21.0%, in-line with its more recent historical average as the Company has better visibility on raw material costs and expected results from its acquisition of ETANCO. The revised outlook includes $20.0 to $25.0 million in expected integration and transaction costs for the acquisition.

•Interest expense on the outstanding $250.0 million Revolving Credit Facility and Term Loans, which had initial borrowings of $450.0 million, is expected to be approximately $10.4 million, including the benefit from interest rate and cross currency swaps mitigating substantially all of the volatility from changes in interest rates.

•The effective tax rate is expected to be in the range of 25.5% to 26.5%.

•Capital expenditures are expected to be in the range of $80.0 million to $90.0 million including amounts attributable to ETANCO and expansion of the Ohio facility.

Footnotes
(1) Reflects EUR to USD exchange rate as of April 1, 2022.

Results of Operations for the Three Months Ended June 30, 2022, Compared with the Three Months Ended June 30, 2021

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended June 30, 2022, against the results of operations for the three months ended June 30, 2021. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended June 30, 2021 and the three months ended June 30, 2022.

Beginning in 2022, the Company changed its presentation for both the North America and the Administrative and all other segment's statement of operations to display allocated expenses and management fees as a separate item below income from operations. During 2021, allocated expenses and management fees between the two segments were previously included in gross profit, operating expenses and in income from operations and have been adjusted herein to conform to the 2022 presentation. Consolidated income from operations, income before tax and net income for all periods presented below are not affected by the change in presentation

Second Quarter 2022 Consolidated Financial Highlights

The following table shows the change in the Company's operations from the three months ended June 30, 2021 to the three months ended June 30, 2022, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2021	America	Europe	Pacific	All Other	2022
Net sales	$410,281	$105,853	$76,800	$298	$—	$593,232
Cost of sales	213,835	61,538	58,075	407	44	333,899
Gross profit	196,446	44,315	18,725	(109)	(44)	259,333
Research and development and other engineering expense	14,169	2,506	225	44	(1)	16,943
Selling expense	33,167	5,190	6,690	26	1	45,074
General and administrative expense	47,410	534	6,259	(75)	4,291	58,419
Total operating expenses	94,746	8,230	13,174	(5)	4,291	120,436
Acquisition and integration related costs	—	—	5,864	—	—	5,864
Net loss (gain) on disposal of assets	(28)	(15)	—	—	—	(43)
Income from operations	101,728	36,100	(313)	(104)	(4,335)	133,076
Interest income (expense), net and other	(420)	7	(3,524)	1	564	(3,372)
Other & foreign exchange loss, net	(2,216)	(3,123)	(329)	713	3,065	(1,890)
Income (loss) before income taxes	99,092	32,984	(4,166)	610	(706)	127,814
Provision for income taxes	26,609	9,109	(2,579)	228	877	34,244
Net income (loss)	$72,483	$23,875	$(1,587)	$382	$(1,583)	$93,570

Net sales increased 44.6% to $593.2 million from $410.3 million primarily driven by the four product price increases we implemented in 2021 to offset rising raw material costs, and the acquisition of ETANCO which contributed $80.3 million in net sales. Wood construction product sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 87% of the Company's total sales in both the second quarters of 2022 and 2021, respectively. Concrete construction product sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 13% of the Company's total sales in both the second quarters of 2022 and 2021, respectively.

Gross profit increased 32.0% to $259.3 million from $196.4 million. Gross margins decreased to 43.7% from 47.9%, primarily due to the acquisition of ETANCO, which has a lower gross margin profile relative to the Company overall, and higher raw material costs overall. Gross margins decreased to 43.7% from 47.4% for wood construction products and decreased to 43.2% from 47.5% for concrete construction products, respectively.

Research and development and engineering expense increased 19.6% to $16.9 million from $14.2 million, primarily due to increases of $2.4 million in personnel costs and $0.4 million in material and supplies consumption.

Selling expense increased 35.9% to $45.1 million from $33.2 million, primarily due to increases of $5.5 million in personnel costs, $1.7 million in advertising & trade shows, $1.0 million in travel related costs, and $0.5 million in professional fees.

General and administrative expense increased 23.2% to $58.4 million from $47.4 million, primarily due to increases of $4.1 million in depreciation and amortization, $3.4 million in personnel costs, $1.4 million in professional and legal fees, $0.6 million in travel related costs and $0.4 million in stock compensation expense, offset by a decrease of $0.8 million in cash profit sharing expense.

Our effective income tax rate decreased to 26.8% from 26.9%.

Consolidated net income was $93.6 million, which includes a $2.0 million loss from ETANCO, compared to $72.5 million. Diluted earnings per share was $2.16 compared to $1.66.

Net sales

The following table shows net sales by segment for the three months ended June 30, 2022 and 2021, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
June 30, 2021	$350,557	$56,438	$3,286	$410,281
June 30, 2022	456,410	133,238	3,584	593,232
Increase	$105,853	$76,800	$298	$182,951
Percentage increase	30.2%	136.1%	9.1%	44.6%

The following table shows segment net sales as percentages of total net sales for the three months ended June 30, 2022 and 2021, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2021 net sales	85%	14%	1%	100%
Percentage of total 2022 net sales	77%	22%	1%	100%

Gross profit

The following table shows gross profit by segment for the three months ended June 30, 2022 and 2021, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
June 30, 2021	$174,984	$20,298	$1,207	$(43)	$196,446
June 30, 2022	219,299	39,023	1,098	(87)	259,333
Increase (decrease)	$44,315	$18,725	$(109)	$(44)	$62,887
Percentage Increase (decrease)	25.3%	92.3%	*	*	32.0%

* The statistic is not meaningful or material.

The following table shows gross margin by segment for the three months ended June 30, 2022 and 2021, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2021 gross margin percentage	49.9%	36.0%	36.7%	*	47.9%
2022 gross margin percentage	48.0%	29.3%	30.6%	*	43.7%

* The statistic is not meaningful or material.

North America

•Net sales increased 30.2%, primarily due to product price increases throughout 2021 in an effort to offset rising raw material costs on relatively flat volumes.

•Gross margin decreased to 48.0% from 49.9%, primarily from higher material costs, as a percentage of net sales, partly offset by product price increases throughout 2021.

•Research, development and engineering expenses increased 19.5%, primarily due to increases of $1.2 million in personnel costs, $0.7 in million professional fees, $0.3 million in material and supplies consumption and $0.2 million in travel rated costs, partly offset by $0.6 higher software development expenses capitalized.

•Selling expense increased 19.3%, primarily due to increases of $2.0 million in personnel cost, $1.7 million in advertising & trade show costs, $2.0 million in personnel costs, $1.5 million in travel–associated expenses and $0.5 million in professional fees, offset by a decrease $0.8 million in sales commissions.

•General and administrative expense increased 1.6%, primarily due to $1.1 million in personnel costs offset by $0.5 million for cash profit sharing expense.

•Income from operations increased by $36.1 million. The increase was primarily due to higher gross profit, partly offset by higher operating expenses including travel, entertainment and personnel costs.

Europe

•Net sales increased 136.1%, primarily due to the acquisition of ETANCO, which contributed $80.3 million in net sales along with product price increases, mostly offset by lower volumes and the negative effect of approximately $6.9 million in foreign currency translation.

•Gross margin decreased to 29.3% from 36.0%. Europe gross profit of $39.0 million included $19.2 million from the acquisition of ETANCO, which is net of $9.2 million in fair-value adjustments for inventory costs as a result of purchase accounting, most of which is a non-recurring charge. The Company expects there will be an additional nominal amount recognized in the third quarter of 2022 for a fiscal year total of $10.5 million in fair value adjustments.

•Income from operations decreased by $0.3 million. This includes ETANCO's operating loss of $1.6 million which is net of $9.2 million in inventory adjustments as noted above, $4.2 million of amortization expense on acquired intangible assets and $5.9 million for integration costs for a total of $19.3 million. The Company expects to incur additional costs in 2022 as it continues to integrate ETANCO into its European operations. The Company has not realized any synergies from the combination to date.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended June 30, 2022 and 2021.

Results of Operations for the Six Months Ended June 30, 2022, Compared with the Six Months Ended June 30, 2021

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the six months ended June 30, 2022, against the results of operations for the six months ended June 30, 2021. Unless otherwise stated, the results announced below, when referencing “both periods,” refer to the six months ended June 30, 2021 and the six months ended June 30, 2022

Beginning in 2022, the Company changed its presentation for both the North America and the Administrative and all other segment's statement of operations to display allocated expenses and management fees as a separate item below income from operations. During 2021, allocated expenses and management fees between the two segments were previously included in gross profit, operating expenses and in income from operations and have been adjusted herein to conform to the 2022 presentation. Consolidated income from operations, income before tax and net income for all periods presented below are not affected by the change in presentation.

Year-to-Date (6-month) 2022 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the six months ended June 30, 2022, from the six months ended June 30, 2021, and the increases or decreases for each category by segment:

	Six Months Ended		Increase (Decrease) in Operating Segment						Six Months Ended
	June 30,		North			Asia/		Admin &	June 30,
(in thousands)	2021		America		Europe	Pacific		All Other	2022
Net sales	$757,922		$244,020		$83,955	$905		$—	$1,086,802
Cost of sales	399,195		124,214		63,027	810		3,442	590,688
Gross profit	358,727		119,806		20,928	95		(3,442)	496,114
Research and development and other engineering expense	28,758		3,895		116	38		2	32,809
Selling expense	63,990		10,844		6,954	108		14	81,910
General and administrative expense	95,975		2,867		6,101	(156)		7,405	112,192
	188,723		17,606		13,171	(10)		7,421	226,911
Acquisition and integration related costs	—		—		12,815	—		—	12,815
Net gain on disposal of assets	(108)		(3)		(1,084)	69		—	(1,126)
Income (loss) from operations	170,112		102,203		(3,974)	36		(10,863)	257,514
Interest income (expense), net and other	(765)		25		(3,553)	(6)		714	(3,585)
Other & foreign exchange loss, net	(3,648)		(7,158)		(1,243)	874		9,068	(2,107)
Income (loss) before income taxes	165,699	—	95,070	—	(8,770)	904	—	(1,081)	251,822
Provision for income taxes	42,827		23,599		(4,249)	375		1,125	63,677
Net income	$122,872		$71,471		$(4,521)	$529		$(2,206)	$188,145

Net sales increased 43.4% to $1,086.8 million from $757.9 million due to the implementation of product price increases at various times during 2021, and revenues from the acquisition of ETANCO. Wood construction product sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 87% of the Company's total sales in the first six months of 2022 and 2021. Concrete construction product sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 13% of the Company's total sales in the first six months of 2022 and 2021.

Gross profit increased 38.3% to $496.1 million from $358.7 million. Gross margins decreased to 45.6% from 47.3%, primarily due to the acquisition of ETANCO, which has a lower gross margin profile relative to the Company overall, and higher raw material costs overall. Gross margins decreased to 45.7% from 47.0% for wood construction products and decreased to 44.8% from 45.2% for concrete construction products.

Research and development and engineering expense increased 14.1% to $32.8 million from $28.8 million primarily due to increases of $3.9 million in personnel costs, $0.4 million in material and supplies consumption, and $0.2 million in professional fees.

Selling expense increased to $81.9 million from $64.0 million, primarily due to increases of $6.9 million in personnel costs and sales commissions, $2.7 million in advertising & trade shows, $1.6 million in travel related costs, $0.7 million in professional fees, and $0.7 million cash profit sharing expense.

General and administrative expense increased to $112.2 million from $96.0 million, primarily due to increases of $5.9 million in professional fees, $4.7 million in personnel costs, $3.4 million in depreciation and amortization expenses, and $1.1 million in travel related costs, offset by decreases of $1.6 million in stock-based compensation, $0.5 million in cash profit sharing expenses.

Our effective income tax rate decreased to 25.3% from 25.8%.

Consolidated net income was $188.1 million compared to $122.9 million. Diluted earnings per share was $4.34 compared to $2.82.

Net sales

The following table represents net sales by segment for the six-month periods ended June 30, 2021 and 2022:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Six Months Ended
June 30, 2021	$651,120	$100,734	$6,068	$757,922
June 30, 2022	895,140	184,689	6,973	1,086,802
Increase	$244,020	$83,955	$905	$328,880
Percentage increase	37.5%	83.3%	14.9%	43.4%

The following table represents segment sales as percentages of total net sales for the six-month periods ended June 30, 2021 and 2022, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2020 net sales	86%	13%	1%	100%
Percentage of total 2021 net sales	82%	17%	1%	100%

Gross profit

The following table represents gross profit by segment for the six-month periods ended June 30, 2021 and 2022:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Six Months Ended
June 30, 2021	$317,369	$35,548	$2,451	$3,359	$358,727
June 30, 2022	437,175	56,476	2,546	(83)	496,114
Increase (decrease)	$119,806	$20,928	$95	$(3,442)	$137,387
Percentage increase	37.7%	58.9%	*	*	38.3%

* The statistic is not meaningful or material

The following table represents gross margin by segment for the six-month periods ended June 30, 2021 and 2022:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2021 gross margin percentage	48.7%	35.3%	40.4%	*	47.3%
2022 gross margin percentage	48.8%	30.6%	36.5%	*	45.6%

* The statistic is not meaningful or material.

North America

•Net sales increased 37.5%, primarily due to product price increases throughout 2021 in an effort to offset rising raw material costs on small an increase in sales volume.

•Gross margin increased slightly to 48.8% from 48.7%, due to product price increases implemented during 2021, and lower labor, factory, freight and warehouse costs as a percentage of net sales, partly offset by higher material costs, as a percentage of net sales.

•Research and development and engineering expense increased $3.9 million, primarily due to increases of $2.3 million in personnel costs, $1.6 million in professional fees, $0.5 million in travel rated costs, $0.3 million in material and supplies consumption, $0.2 million in stock-based compensation, and offset by $1.4 million higher software development expenses capitalized.

•Selling expense increased $10.8 million, primarily due to increases of $3.9 million in travel related costs, $3.2 million in personnel costs, $2.7 million in advertising & trade show costs, $0.6 million in cash profit sharing expenses, and $0.4 million in professional fees, partly offset by decreases of $1.0 million in sales commissions.

•General and administrative expense increased $2.9 million, primarily due to increases of $1.9 million in personnel costs, $1.2 million of bad debt expense, and $0.9 in travel related costs offset by decreases of $0.5 in stock-based compensation, and $0.2 million cash profit sharing expense.

•Income from operations increased $102.2 million, mostly due to increased sales and gross profit, partly offset by higher operating expenses.

Europe

•Net sales increased 83.3%, primarily due to the acquisition of ETANCO, which contributed $80.3 million in net sales along with product price increases, offset by the negative effect of approximately $10.3 million in foreign currency translation.

•Gross margin decreased to 30.6% from 35.3% while gross profit increased $20.9 million. Europe gross profit included $19.2 million from the acquisition of ETANCO, which is net of $9.2 million in fair-value adjustments for inventory costs as a result of purchase accounting, most of which is a non-recurring charge.

•Income from operations decreased $4.0 million, primarily due to $7.0 million of first quarter 2022 acquisition costs as well as ETANCO's second quarter 2022 operating loss of $1.6 million which is net of $9.2 million in inventory adjustments, $4.2 million of amortization expense on acquired intangible assets and $5.9 million for integration costs for a total of $19.3 million.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the six months ended June 30, 2022 and 2021.

Effect of New Accounting Standards

See "Note 1 Basis of Presentation — Accounting Standards Not Yet Adopted ” to the accompanying unaudited interim condensed consolidated financial statements.

Liquidity and Sources of Capital

We have historically met our capital needs through a combination of cash flows from operating activities and, when necessary borrowings under our credit agreements.

Our principal uses of capital include the costs and expenses associated with our operations, including financing working capital requirements and continuing our capital allocation strategy, which includes supporting capital expenditures, paying cash dividends, repurchasing the Company's common stock, and financing other investment opportunities over the next twelve months. On March 30, 2022, the Company entered into an Amended and Restated Credit Agreement, which provides for a 5-year revolving credit facility of $450.0 million, and for a 5-year term loan facility of $450.0 million. The Company borrowed $250.0 million, under the revolving credit facility and $450.0 million under the term loan facility to finance a portion of the purchase price of the Company’s acquisition of ETANCO. We believe that our cash position, cash flows from operating activities and our expectation of continuing availability to draw upon our credit facilities are sufficient to meet our cash flow needs for the foreseeable future.

As of June 30, 2022, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Cash and cash equivalents of $76.9 million are held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the United States. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

The following table shows selected financial information as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively:

	At June 30,	At December 31,	At June 30,
(in thousands)	2022	2021	2021

Cash and cash equivalents	$246,134	$301,155	$305,796
Property, plant and equipment, net	346,184	259,869	255,353
Goodwill, intangible assets and other	862,055	170,309	164,511
Working capital less cash and cash equivalents	597,079	453,078	363,453

The following table provides cash flow indicators for the six-month periods ended June 30, 2022 and 2021, respectively:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$138,451	$81,632
Investing activities	(833,552)	(26,214)
Financing activities	631,531	(25,603)

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

During the six months ended June 30, 2022, operating activities provided $138.5 million in cash and cash equivalents, as a result of $188.1 million from net income and $46.1 million from non-cash expenses from net income, which included depreciation and amortization expense, stock-based compensation expense and the inventory fair value expense adjustment. Cash provided from net income was partly offset by a decrease of $95.8 million in the net change in operating assets and liabilities, including increases of $88.6 million in trade accounts receivable, partly offset by increases of $21.9 million in other current liabilities and $15.7 million in trade accounts payable.

Cash used in investing activities of $833.6 million during the six months ended June 30, 2022 was mainly for the $805.4 million acquisition of ETANCO. Our capital spending for the six months ended June 30, 2022 and June 30, 2021 was $31.8 million and $19.3 million, respectively, which was primarily used for a land purchase, machinery and equipment purchases and software in development. Based on current information and subject to future events and circumstances, total approved capital spending for 2022, will be in the $80.0 million to $90.0 million range compared to the previous estimate of $65.0 to $70.0 million, primarily due to ETANCO and expansion of our Ohio facility. Other capital spending is earmarked for both maintenance and growth to maximize efficiencies and invest in our key initiatives.

Cash provided by financing activities of $631.5 million during the six months ended June 30, 2022 consisted primarily of $700.0 million in loan proceeds used for the acquisition of ETANCO, offset by $46.3 million used to repurchase 455,030 shares of the Company's common stock at an average price of $101.71 per share and $21.6 million used to pay dividends to our stockholders.

On July 27, 2022, the Company's Board of Directors (the "Board") declared a quarterly cash dividend of $0.26 per share payable on October 27, 2022, to the Company's stockholders of record on October 6, 2022.

Since the beginning of 2019 to the quarter ended June 30, 2022, we have returned $351.3 million to stockholders, which represents 64.3% of our free cash flow and over the same period the Company has repurchased over 2.7 million shares of the Company's common stock, which represents approximately 6.0% of the outstanding shares of the Company's common stock at the start of 2019. During 2022, after the acquisition of ETANCO, we changed our capital return target to 35% of our free cash flow from 50%.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Amended and Restated Credit Agreement, which bears interest at variable rates. As of June 30, 2022, the outstanding debt under the Amended and Restated Credit Agreement subject to interest rate fluctuations was $694.4 million. The variable interest rates on the Credit Agreement fluctuate and expose us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We have entered into an interest rate swap agreement to convert the variable interest rate on our revolver and term loan to fixed interest rates. The objective of the interest rate swap agreement is to eliminate the variability of the interest payment cash flows associated with the variable interest rate outstanding under the borrowings. We designated the interest rate swaps as cash flow hedges. Refer to Note 9, "Derivatives and Hedging Instruments", for further information on our interest rate swap contracts in effect as of June 30, 2022.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, a significant raw material upon which our manufacturing depends. Steel cost increased in 2021 when compared to 2020 and historical levels due to the worldwide raw material shortage stemming from the COVID-19 pandemic. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs would also increase. While historically we have successfully mitigated these increased costs through the implementation of price increases, in the future we may not be able to successfully mitigate these costs, which could cause our operating margins to decline. As noted above, higher steel prices not mitigated by price increases will result in a decline in operating margins for the full year of 2022 compared to operating margins for the full year of 2021.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer the (“CEO”) and the chief financial officer (the “CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of June 30, 2022.

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except that on April 1, 2022, the Company acquired ETANCO. As a result, the Company is currently integrating ETANCO's operations into its overall internal controls over financial reporting. Under the guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal controls over financial reporting during the first year of an acquisition. Accordingly, we expect to exclude ETANCO from the assessment of internal control over financial reporting for 2022.

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

The Company currently is not a party to any legal proceedings which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and we could in the future, incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of the various legal proceedings and other matters we are currently involved in, which could materially impact our financial condition, cash flows or results of operations. See “Note 14

— Commitments and Contingencies” to the accompanying unaudited interim condensed consolidated financial statements for certain potential third-party claims.

Item 1A. Risk Factors.

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below shows the monthly repurchases of shares of the Company's common stock in the second quarter of 2022.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased [1][2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs [2]
April 1 - April 30, 2022	—		—	$78,719,058
May 1 - May 31, 2022	10	110.38	—	78,719,058
June 1 - June 30, 2022	260,285	96.05	260,285	$53,719,063
Total	260,295

[1] Total number of shares purchased includes shares withheld for settlement of payroll taxes from stock-based compensation awards vested and for retirement eligible employees who retired during the second quarter of 2022.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 9, 2022	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)