Form 10-Q
period 2022-09-30
Simpson Manufacturing Co., Inc.
filed 2022-11-08
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

The number of shares of the registrant’s common stock outstanding as of November 3, 2022: 42,597,883

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	September 30,		December 31,
	2022	2021	2021
ASSETS
Current assets
Cash and cash equivalents	$309,262	$294,180	$301,155
Trade accounts receivable, net	334,449	236,535	231,021
Inventories	540,020	385,512	443,756
Other current assets	48,416	33,427	22,903
Total current assets	1,232,147	949,654	998,835

Property, plant and equipment, net	341,233	255,547	259,869
Operating lease right-of-use assets	48,196	41,513	45,438
Goodwill	467,990	133,495	134,022
Intangible assets, net	330,533	22,077	26,269
Other noncurrent assets	84,159	19,783	19,692
Total assets	$2,504,258	$1,422,069	$1,484,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$98,646	$62,405	$57,215
Accrued liabilities and other current liabilities	225,020	183,072	187,387
Long-term debt, current portion	22,500	—	—
Total current liabilities	346,166	245,477	244,602
Operating lease liabilities	38,650	33,063	37,091
Long-term debt, net of issuance costs	660,164	—	—
Deferred income tax and other long-term liabilities	121,723	20,526	18,434
Total liabilities	1,166,703	299,066	300,127
Commitments and contingencies (see Note 14)
Stockholders’ equity
Common stock, at par value	433	435	432
Additional paid-in capital	296,956	291,733	294,330
Retained earnings	1,150,115	885,472	906,841
Treasury stock	(74,562)	(37,635)	—
Accumulated other comprehensive loss	(35,387)	(17,002)	(17,605)
Total stockholders’ equity	1,337,555	1,123,003	1,183,998
Total liabilities and stockholders’ equity	$2,504,258	$1,422,069	$1,484,125

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$553,662	$396,738	$1,640,464	$1,154,661
Cost of sales	309,139	198,706	899,828	597,901
Gross profit	244,523	198,032	740,636	556,760
Operating expenses:
Research and development and other engineering	17,084	14,562	49,892	43,321
Selling	42,539	35,063	124,449	99,053
General and administrative	60,319	47,792	172,511	143,767
Total operating expenses	119,942	97,417	346,852	286,141
Acquisition and integration related costs	1,866	—	14,681	—
Net gain on disposal of assets	(100)	(4)	(1,227)	(112)
Income from operations	122,815	100,619	380,330	270,731
Interest expense, net and other finance costs	(2,983)	(314)	(6,568)	(1,079)
Other & foreign exchange loss, net	(1,707)	(532)	(3,814)	(4,180)
Income before taxes	118,125	99,773	369,948	265,472
Provision for income taxes	29,882	25,995	93,559	68,822
Net income	$88,243	$73,778	$276,389	$196,650
Other comprehensive income
Translation adjustment	(26,476)	(4,889)	(54,345)	(6,649)
Unamortized pension adjustments	459	(182)	1,147	209
Cash flow hedge adjustment, net of tax	26,823	(153)	35,416	(134)
Comprehensive net income	$89,049	$68,554	$258,607	$190,076

Net income per common share:
Basic	$2.06	$1.70	$6.42	$4.54
Diluted	$2.06	$1.70	$6.40	$4.52

Weighted average number of shares outstanding
Basic	42,813	43,276	43,044	43,287
Diluted	42,916	43,485	43,173	43,500

Cash dividends declared per common share	$0.26	$0.25	$0.77	$0.73

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Three Months Ended September 30, 2022 and 2021

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at June 30, 2022	42,906	$433	$293,720	$1,072,959	$(36,193)	$(46,281)	$1,284,638
Net income	—	—	—	88,243	—	—	88,243
Translation adjustment, net of tax	—	—	—	—	(26,476)	—	(26,476)
Pension adjustment and other, net of tax	—	—	—	—	459	—	459
Cash flow hedges, net of tax	—	—	—	—	26,823	—	26,823
Stock-based compensation	—	—	3,236	—	—	—	3,236
Shares issued from release of Restricted Stock Units	1	—	—	—	—	—	—
Repurchase of common stock	(309)	—	—	—	—	(28,281)	(28,281)
Cash dividends declared on common stock, $0.26 per share	—	—	—	(11,087)	—	—	(11,087)
Balance at September 30, 2022	42,598	$433	$296,956	$1,150,115	$(35,387)	$(74,562)	$1,337,555

Balance at June 30, 2021	43,437	$435	$289,261	$822,497	$(11,778)	$(13,510)	$1,086,905
Net income	—	—	—	73,778	—	—	73,778
Translation adjustment and other, net of tax	—	—	—	—	(4,889)	—	(4,889)
Pension adjustment and other, net of tax	—	—	—	—	(335)	—	(335)
Stock-based compensation	—	—	2,606	—	—	—	2,606
Shares issued from release of Restricted Stock Units	2	—	(134)	—	—	—	(134)
Repurchase of common stock	(222)	—	—	—	—	(24,125)	(24,125)
Cash dividends declared on common stock, $0.25 per share	—	—	—	(10,803)	—	—	(10,803)
Balance at September 30, 2021	43,217	$435	$291,733	$885,472	$(17,002)	$(37,635)	$1,123,003

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Nine Months Ended September 30, 2022 and 2021

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2021	43,217	$432	$294,330	$906,841	$(17,605)	$—	$1,183,998
Net income	—	—		276,389	—	—	276,389
Translation adjustment, net of tax	—	—	—	—	(54,345)	—	(54,345)
Pension adjustment and other, net of tax	—	—	—	—	1,147	—	1,147
Cash flow hedges, net of tax	—	—	—	—	35,416	—	35,416
Stock-based compensation	—	—	11,190	—	—	—	11,190
Shares issued from release of Restricted Stock Units	138	1	(9,524)	—	—	—	(9,523)
Repurchase of common stock	(764)	—	—	—	—	(74,562)	(74,562)
Cash dividends declared on common stock, $0.77 per share	—	—	—	(33,115)	—	—	(33,115)
Common stock issued at $139.07 per share for stock bonus	7	—	960	—	—	—	960
Balance at September 30, 2022	42,598	$433	$296,956	$1,150,115	$(35,387)	$(74,562)	$1,337,555

Balance at December 31, 2020	43,326	$433	$284,007	$720,441	$(10,428)	$(13,510)	$980,943
Net income	—	—	—	196,650	—	—	196,650
Translation adjustment, net of tax	—	—	—	—	(6,649)	—	(6,649)
Pension adjustment and other, net of tax	—	—	—	—	75	—	75
Stock-based compensation	—	—	12,432	—	—	—	12,432
Shares issued from release of Restricted Stock Units	106	1	(5,397)	—	—	—	(5,396)
Repurchase of common stock	(222)	—	—	—	—	(24,125)	(24,125)
Cash dividends declared on common stock, $0.73 per share	—	—	—	(31,619)	—	—	(31,619)
Common stock issued at $93.45 per share for stock bonus	7	1	691	—	—	—	692
Balance at September 30, 2021	43,217	$435	$291,733	$885,472	$(17,002)	$(37,635)	$1,123,003
The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net income	$276,389	$196,650
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(gain) on sale of assets and other	(1,227)	(38)
Depreciation and amortization	44,521	33,192
Noncash lease expense	7,982	7,237
Inventory step-up expense	12,151	—
(Gain) Loss in equity method investment, before tax	(229)	2,289
Deferred income taxes	(13,156)	1,197
Noncash compensation related to stock plans	12,986	13,391
Provision for doubtful accounts	1,146	74
Deferred hedge gain	(1,571)	—
Changes in operating assets and liabilities (net of amounts acquired from ETANCO. see Note 3)
Trade accounts receivable	(55,037)	(73,219)
Inventories	(27,732)	(104,223)
Trade accounts payable	4,960	15,527
Other current assets	(5,711)	(11,272)
Accrued liabilities and other current liabilities	25,283	45,924
Other noncurrent assets and liabilities	(17,359)	(4,631)
Net cash provided by operating activities	263,396	122,098
Cash flows from investing activities
Capital expenditures	(41,571)	(31,285)
Acquisitions, net of cash (see Note 3)	(806,544)	(218)
Equity method investments	(2,768)	(9,829)
Proceeds from sale of property and equipment	1,834	132
Terminated forward contract	3,535	—
Net cash used in investing activities	(845,514)	(41,200)
Cash flows from financing activities
Termination of cash flow hedge	21,252	—
Repurchase of common stock	(74,562)	(24,125)
Proceeds from borrowing under lines of credit and term loan	716,721	8,530
Repayments of lines of credit and capital leases	(27,816)	(8,632)
Debt issuance costs	(6,804)	(819)
Dividends paid	(32,819)	(30,815)
Cash paid on behalf of employees for shares withheld	(9,523)	(5,397)
Net cash provided by (used in) financing activities	586,449	(61,258)
Effect of exchange rate changes on cash and cash equivalents	3,776	(99)
Net increase in cash and cash equivalents	8,107	19,541
Cash and cash equivalents at beginning of period	301,155	274,639
Cash and cash equivalents at end of period	$309,262	$294,180
Noncash activity during the period
Noncash capital expenditures	$681	$550
Dividends declared but not paid	11,223	10,847
Issuance of Company’s common stock for compensation	960	692

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation under GAAP. The Company assessed certain accounting matters that require the use of estimates and assumptions in context with the known and projected future impacts of COVID-19. The Company's actual results could differ materially from those estimates.

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
Accounting for Leases

The Company has operating and finance leases for certain facilities, equipment, autos and data centers. As an accounting policy for short-term leases, the Company elected to not recognize a right-of-use ("ROU") asset and liability if, at the commencement date, the lease (1) has a term of 12 months or less and (2) does not include renewal and purchase options that the Company is reasonably certain to exercise. Monthly payments on short-term leases are recognized on a straight-line basis over the full lease term.

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

Cash and Cash Equivalents

The Company classifies investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. As of September 30, 2022 and 2021, the values of these investments were $31.9 million and $28.6 million, respectively, consisting of United States Treasury securities and money market funds. The value of the investments is based on cost, which approximates fair value based on Level 1 inputs.

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

The changes in the allowance for doubtful accounts receivable for the nine months ended September 30, 2022 are outlined in the table below:

	Balance at			Balance at
(in thousands)	December 31, 2021	Expense (Deductions), net	Write-Offs[1]	September 30, 2022

Allowance for Doubtful Accounts	$1,932	1,146	214	$2,864
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

Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting in response to the market transition from the London Interbank Offered Rate (“LIBOR”). The Company's primary credit facility, which was amended and restated on March 30, 2022, is composed of $450.0 million revolving line of credit and a $450.0 million term loan (the "Amended and Restated Credit Facility"), which matures on March 30, 2027. Borrowings under the Amended and Restated Credit Facility bear interest using Secured Overnight Financing Rate ("SOFR") plus an applicable margin in lieu of LIBOR. The Company does not expect the impacts of adopting ASU 2020-04 to be material to its financial position, results of operations and cash flows

All other newly issued and effective accounting standards during the third quarter of 2022 were determined to be not relevant or material to the Company.

2.    Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates net sales into the following major product groups as described in its segment information included in these interim financial statements under Note 15.

Wood Construction Products Revenue. Wood construction products represented 87% and 86%, respectively, of total net sales for the nine months ended September 30, 2022 and 2021.

Concrete Construction Products Revenue. Concrete construction products represented 13% and 14%, respectively, of total net sales for both the nine months ended September 30, 2022 and 2021.

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

Reconciliation of Contract Balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of September 30, 2022, the Company had no contract assets or contract liabilities from contracts with customers.

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

ETANCO’s results of operations were included in the Company's consolidated financial statements from April 1, 2022 acquisition date. The Company's three and nine months ended September 30, 2022 results of operation only includes ETANCO's results of operations for the six months ending September 30, 2022, subsequent to the acquisition. ETANCO had net sales of $67.5 million and a net loss of $1.8 million, and net sales of $147.8 million and a net loss of $3.7 million, for the three and nine months ended September 30, 2022, respectively, which includes costs related to fair-value adjustments for acquired inventory, amortization of acquired intangible assets, and expenses incurred for integration. The allocation of the purchase price is preliminary and subject to change, including any costs and expenses already recognized, as the Company refines its estimates over the measurement period, which is expected to be finalized by the end of the 2022 fiscal year.

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

The preliminary allocation of the $824.4 million purchase price to the estimated fair values of the tangible and intangible assets acquired and liabilities assumed is as follows:

(in thousands)	Amount
Cash and cash equivalents	$19,010
Trade accounts receivable, net	63,607
Inventory	105,641
Other current assets	4,491
Property and equipment, net	89,143
Operating lease right-of-use assets	4,920
Goodwill	368,672
Intangible assets, net	357,327
Other noncurrent assets	1,428
Total assets	1,014,239
Trade accounts payable	46,457
Accrued liabilities and other current liabilities	22,079
Operating lease liabilities	5,176
Deferred income tax and other long-term liabilities	116,122
Total purchase price	$824,405

Trade accounts receivable, net

The gross amount of trade receivables acquired was approximately $67.4 million, of which $63.6 million is estimated to be recoverable based on ETANCO's historical trend for collections.

Inventory

Acquired inventory primarily consists of raw materials and finished goods consisting of building and construction materials products. The Company adjusted acquired finished goods higher by $12.8 million to estimated fair value based on expected selling prices less a reasonable amount for selling efforts. The fair value adjustment is recognized as a component of cost of sales over the inventory’s expected turnover period and was $3.6 million and $12.8 million during the three and nine months ended September 30, 2022, respectively.

Property and equipment, net

Acquired property and equipment includes land of $15.9 million, buildings and site improvements of $32.1 million, and machinery, equipment, and software of $41.1 million. The estimated fair value of property and equipment was determined primarily using market and/or or cost approach methodologies. The acquired fair value for buildings and site improvements will depreciate on a straight-line basis over the estimated useful lives of the assets for a period of up to sixteen years, machinery, equipment and software will depreciate on an accelerated basis over an estimated useful life of three to ten years. Depreciation expense associated with the acquired property and equipment amounted to $2.2 million and $3.6 million for the three and nine months ended September 30, 2022, respectively.

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

Intangible assets, net

The estimated fair value of intangible assets acquired was determined primarily using income approach methodologies. The preliminary values allocated to intangible assets and the useful lives are as follows:

(in thousands except useful lives)	Weighted-average useful life (in years)	Amount
Customer relationships	15	$248,398
Trade names	Indefinite	93,811
Developed technology	10	11,256
Patents	8	3,862
		$357,327

The acquired definite-lived intangible assets will be amortized on a straight-line basis over estimated useful lives, which approximates the pattern in which these assets are utilized. The Company recognized $4.4 million and $8.6 million of amortization expense on these assets during the three and nine ended September 30, 2022, respectively.

Deferred taxes

As a result of the increase in fair value of inventory, property and equipment, and intangible assets, deferred tax liabilities of $105.4 million were recognized, primarily due to intangible assets.

Acquisition and integration related costs

During the three months and nine ended September 30, 2022 and the year ended December 31, 2021, the Company incurred acquisition and integration related expenses of $1.9 million, $14.7 million and $2.3 million, respectively. The fiscal 2022 amounts have been included in acquisition and integration related costs in the Company’s income from operations, while the 2021 amounts were included in interest expense, net and other. These acquisition and integration related costs consisted of investment banking, legal, accounting, advisory, and consulting fees.

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

The following unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Net sales	$553,662	$472,172	$1,719,648	$1,395,751
Net income	$92,327	$70,456	$302,579	$181,118

Pro forma earnings per common share:
Basic	$2.16	$1.63	$7.03	$4.18
Diluted	$2.15	$1.62	$7.01	$4.16

Weighted average shares outstanding:
Basic	42,813	43,276	43,044	43,287
Diluted	42,916	43,485	43,173	43,500

The unaudited pro forma results above includes the following non-recurring charges to net income:

1) Acquisition and integration related costs of $1.9 million, $14.7 million, and $2.3 million, which were incurred during the three months ended September 30, 2022, nine months ended September 30, 2022, and three months ended December 31, 2021, respectively, were adjusted as if such costs were incurred during the three months ended March 31, 2021.

2) The $3.6 million and $12.8 million of amortization related to the fair value adjustment for inventory and recognized during the three and nine months ended September 30, 2022, respectively, were adjusted as if incurred during the nine months ended September 30, 2021.

3) Net income for ETANCO includes adjustments of $0.6 million and $2.7 million to conform ETANCO’s historical financial results prepared under French GAAP to U.S. GAAP for the three and nine months ended September 30, 2021, respectively. In addition, $0.4 million in French to U.S. GAAP adjustments were made for the nine months ended September 30, 2022. The U.S. GAAP adjustments are primarily related to share-based payments expense on awards that were settled prior to the Acquisition, and costs incurred and capitalized by ETANCO on its historical acquisitions.

4.    Net Income Per Share

The following shows a reconciliation of basic net earnings per share ("EPS") to diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net income available to common stockholders	$88,243	$73,778	$276,389	$196,650
Basic weighted-average shares outstanding	42,813	43,276	43,044	43,287
Dilutive effect of potential common stock equivalents — restricted stock units	103	209	129	213
Diluted weighted-average shares outstanding	42,916	43,485	43,173	43,500
Net income per common share:
Basic	$2.06	$1.70	$6.42	$4.54
Diluted	$2.06	$1.70	$6.40	$4.52

5.    Stockholders' Equity

Treasury Shares

As of September 30, 2022, the Company held 763,530 shares of its common stock as treasury shares, which were repurchased during the nine months ended September 30, 2022, in the open market at an average price of $97.65 per share, for a total of $74.6 million.

As of September 30, 2022, approximately $25.4 million remains available for repurchase of shares of the Company's common stock under the previously announced $100.0 million share repurchase authorization (which expires at the end of 2022).

6.    Stock-Based Compensation

The Company allocates stock-based compensation expense amongst cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation capitalized in inventory was immaterial for all periods presented. The Company recognized stock-based compensation expense related to its equity plans for employees of $3.5 million and $2.6 million for the three months ended September 30, 2022 and 2021, respectively, and $13.0 million and $12.4 million for the nine months ended September 30, 2022 and 2021, respectively.

During the nine months ended September 30, 2022, the Company granted 119,169 RSUs and PSUs to the Company's employees, including officers at an estimated weighted average fair value of $119.60 per share based on the closing price (adjusted for the present value of dividends) of the Company's common stock on the grant date. The RSUs and PSUs granted to the Company's employees may be time-based, performance-based or time- and performance-based. Certain of the PSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the award agreement over a cumulative three year period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time-based RSUs that are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year vesting-term of the award.

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

As of September 30, 2022, the Company's aggregate unamortized stock compensation expense was approximately $24.2 million which is expected to be recognized in expense over a weighted-average period of 2.2 years.

7.    Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	At September 30,		At December 31,
(in thousands)	2022	2021	2021
Trade accounts receivable	$341,293	$241,955	$237,312
Allowance for doubtful accounts	(2,864)	(1,670)	(1,932)
Allowance for sales discounts and returns	(3,980)	(3,750)	(4,359)
	$334,449	$236,535	$231,021

8.    Inventories

The components of inventories are as follows:

	At September 30,		At December 31,
(in thousands)	2022	2021	2021
Raw materials	$189,715	$149,488	$191,174
In-process products	48,627	28,399	30,309
Finished products	301,678	207,625	222,273
	$540,020	$385,512	$443,756

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

As of September 30, 2022, the aggregate notional amount of the Company's outstanding interest rate contracts, cross currency swap contracts and forward contract were $688.8 million, $460.0 million and $321.7 million, respectively. As of September 30, 2021, the aggregate notional amount of the Company's outstanding forward contracts used to hedge variability in cash flows on its Chinese Yuan denominated purchases were $2.0 million, all of which expired by December 31, 2021. As of September 30, 2022 there were no outstanding forward contracts on its Chinese Yuan denominated purchases.

Changes in fair value of any forward contracts that are determined to be ineffective are immediately reclassified from OCI into earnings. There were no amounts recognized due to ineffectiveness during the nine-months ended September 30, 2022.

The effects of fair value and cash flow hedge accounting on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the periods ended September 30, were as follows:

	2022			2021
(in thousands)	Cost of sales	Interest expense, net	Other & foreign exchange loss, net	Cost of sales
Total amounts of income and expense line items presented in the Condensed Consolidated Statement of Earnings in which the effects of fair value or cash flow hedges are recorded	$899,828	$(2,983)	$(3,814)	$597,901
The effects of fair value and cash flow hedging
Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount of gain or (loss) reclassified from OCI to earnings		(3,315)
Cross currency swap contract
Amount of gain or (loss) reclassified from OCI to earnings		(4,020)	57,560
Forward contract
Amount of gain or (loss) reclassified from OCI to earnings	163			207

The effects of derivative instruments on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the three months ended September 30, 2022 and 2021 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2022	2021		2022	2021
Interest rate contracts	$18,696	$—	Interest expense	$(337)	$—
Cross currency contracts	23,977	—	Interest expense	(5,979)	—
			FX gain (loss)	28,437	—
Forward contracts	$—	$207	Cost of goods sold	—	228
Total	$42,673	$207		$22,121	$228

The effects of derivative instruments on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the nine months ended September 30, 2022 and 2021were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
	2022	2021		2022	2021
Interest rate contracts	$25,571	$—	Interest expense	$(3,315)	$—
Cross currency contracts	46,692	—	Interest expense	(4,020)	—
			FX gain (loss)	57,560	—
Forward contracts	—	207	Cost of goods sold	163	428
Total	$72,263	$207		$50,388	$428

For the three and nine months ending September 30, 2022, gains on the net investment hedge of $16.9 million and $28.2 million were included in OCI, respectively. For the three and nine months ending September 30, 2022, excluded gains of $1.3 million and $2.4 million, respectively, were reclassified from OCI to interest expense.

As of September 30, 2022, the aggregate fair values of the Company’s derivative instruments were comprised of an asset of $82.1 million, of which $19.9 million is included in other current assets on the condensed consolidated balance sheet, and the balance, or $62.2 million as an Other non-current assets on the condensed consolidated balance sheet.

10.    Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	At September 30,		At December 31,
(in thousands)	2022	2021	2021
Land	$48,027	$28,232	$28,175
Buildings and site improvements	220,684	201,730	202,393
Leasehold improvements	5,698	5,956	5,995
Machinery, equipment, and software	449,121	396,201	399,079
	723,530	632,119	635,642
Less accumulated depreciation and amortization	(419,108)	(400,981)	(402,246)
	304,422	231,138	233,396
Capital projects in progress	36,811	24,409	26,473
Total	$341,233	$255,547	$259,869

11.    Goodwill and Intangible Assets, net

Goodwill consisted of the following:

	At September 30,		At December 31,
(in thousands)	2022	2021	2021
North America	$96,087	$96,306	$96,307
Europe	370,669	35,816	36,331
Asia/Pacific	1,234	1,373	1,384
Total	$467,990	$133,495	$134,022

Goodwill totaled $468.0 million as of September 30, 2022, including $337.3 million attributable to the ETANCO acquisition.

Amortizable intangible assets, net, consisted of the following:

	At September 30, 2022
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$46,717	$(28,922)	$17,795
Europe	342,407	(29,669)	312,738
Total	$389,124	$(58,591)	$330,533

	At September 30, 2021
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$41,003	$(25,563)	$15,440
Europe	26,361	(19,724)	6,637
Total	$67,364	$(45,287)	$22,077

	At December 31, 2021
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$46,643	$(26,346)	$20,297
Europe	26,371	(20,399)	5,972
Total	$73,014	$(46,745)	$26,269

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization expense of definite-lived intangible assets was $5.4 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively and was $11.8 million and $5.0 million for the nine months ended September 30, 2022 and 2021, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 9.3 years.

Indefinite-lived intangible assets totaled $83.4 million as of September 30, 2022, including $82.8 million attributable to trade names acquired in the ETANCO acquisition.

At September 30, 2022, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)
Remaining three months of 2022	$5,272
2023	20,275
2024	19,334
2025	19,085
2026	18,422
2027	18,275
Thereafter	146,392
$247,055

The changes in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2022, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2021	$134,022	$26,269
Acquisition of ETANCO	368,673	357,402
Reclassifications	—	(95)
Amortization	—	(11,846)
Foreign exchange	(34,705)	(41,197)
Balance at September 30, 2022	$467,990	$330,533

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

The following table provides a summary of leases included on the condensed consolidated balance sheets as of September 30, 2022 and 2021 and December 31, 2021, condensed consolidated statements of earnings and comprehensive income, and condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, respectively:

	Condensed Consolidated Balance Sheets Line Item	September 30,		December 31,
(in thousands)		2022	2021	2021
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$48,196	$41,513	$45,438
Liabilities
Operating - current	Accrued expenses and other current liabilities	$10,163	$8,849	$8,769
Operating - noncurrent	Operating lease liabilities	38,650	33,063	37,091
Total operating lease liabilities		$48,813	$41,912	$45,860

Finance leases
Assets
Property and equipment, gross	Property, plant and equipment, net	$3,569	$3,569	$3,569
Accumulated amortization	Property, plant and equipment, net	(3,569)	(3,340)	(3,416)
Property and equipment, net	Property, plant and equipment, net	$—	$229	$153

The components of lease expense were as follows:

	Condensed Consolidated Statements of Earnings and Comprehensive Income Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2022	2021	2022	2021
Operating lease cost	General administrative expenses and cost of sales	$3,436	$2,958	$9,851	$8,570

Finance lease cost:
Amortization of right-of-use assets	General administrative expenses	$—	$2	$—	$215
Interest on lease liabilities	Interest expense, net	—	—	—	2
Total finance lease		$—	$2	$—	$217

Other Information

Supplemental cash flow information related to leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,435	$2,919	$9,662	$8,417
Finance cash flows for finance leases	—	2	—	291
Operating right-of-use assets obtained in exchange for lease obligations during the current period	3,159	926	8,728	5,624

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2022:

(in thousands)	Operating Leases
Remaining three months of 2022	$3,391
2023	12,218
2024	10,161
2025	8,287
2026	6,405
Thereafter	18,070
Total lease payments	58,532
Less: Present value discount	(9,719)
Total lease liabilities	$48,813

The following table summarizes the Company's lease terms and discount rates as of September 30, 2022 and 2021:

Weighted-average remaining lease terms (in years):	2022	2021
Operating leases	6.12	6.77
Weighted-average discount rate:
Operating leases	4.79%	5.26%

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

The Company is required to pay an annual revolving credit facility fee of 0.10% to 0.25% per annum on the available commitments under the terms of the Amended and Restated Revolving Credit Facility, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s net leverage ratio. The fee is included within Interest expense, net and other in the Company's Condensed Consolidated Statements of Earnings and Comprehensive Income.

Amounts borrowed under the Amended and Restated Credit Facility will bear interest from time to time at either the Base Rate, Spread Adjusted Daily Simple SOFR, Spread Adjusted Term SOFR, Adjusted Eurocurrency Rate or Daily Simple RFR, in each case, as calculated under and as in effect from time to time under the Amended and Restated Credit Facility, plus the Applicable Margin, as defined in the Amended and Restated Credit Facility. The Applicable Margin is determined based on the Company’s net leverage ratio, and ranges (i) from 0.00% to 0.75% per annum for amounts borrowed under the term loan facility that bear interest at Base Rate, (ii) from 0.75% to 1.75% per annum for amounts borrowed under the term loan facility that bear interest at Adjusted Eurocurrency Rate, Spread Adjusted Daily Simple SOFR or Spread Adjusted Term SOFR, (iii) from 0.00% to 0.50% per annum for amounts borrowed under the revolving credit facility that bear interest at Base Rate, (iv) from 0.68% to 1.53% per annum for amounts borrowed under the revolving credit facility that bear interest at Daily Simple RFR (solely to the extent denominated in pound sterling) and (v) from 0.65% to 1.50% per annum for amounts borrowed under the revolving credit facility that bear interest at Daily Simple RFR (other than loans denominated in pound sterling) or Adjusted Eurocurrency Rate. Loans outstanding under the Amended and Restated Credit Facility may be prepaid at any time without penalty except for customary breakage costs and expenses. Based on current principal payment expectations, the annual interest rate on the outstanding debt will be approximately 2.00% over the life of the debt including the effects of the interest rate swap and other derivatives noted above.

As of September 30, 2022, in addition to the Amended and Restated Credit Facility, certain of the Company’s domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders. Together, all of its credit facilities provide the Company with a total of $205.1 million in available revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company has $688.8 million, excluding deferred financing costs, outstanding under the Amended and Restated Credit Facility, which is the estimated the fair value as of September 30, 2022. There were no outstanding balances under the Amended and Restated Credit Facility as of September 30, 2021, and December 31, 2021.

The following is a schedule, by years, of maturities for the remaining term loan facility as of September 30, 2022:

(in thousands)	5-Year Term Loan
Remaining three months of 2022	$5,625
2023	22,500
2024	22,500
2025	22,500
2026	22,500
2027	343,125
Total loan outstanding	$438,750

The $250.0 million borrowed under the revolving credit facility is due on March 31, 2027.

The Company was in compliance with its financial covenants under the Amended and Restated Credit Facility as of September 30, 2022.

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

The following tables illustrate certain measurements used by management to assess the performance of its reportable segments as of or the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net Sales
North America	$437,770	$338,591	$1,332,911	$989,711
Europe	111,903	54,832	296,592	155,567
Asia/Pacific	3,989	3,315	10,961	9,383
Total	$553,662	$396,738	$1,640,464	$1,154,661
Sales to Other Segments*
North America	$1,071	$815	$3,646	$1,732
Europe	1,045	1,226	4,000	4,386
Asia/Pacific	8,736	5,856	25,242	19,849
Total	$10,852	$7,897	$32,888	$25,967
Income (Loss) from Operations **
North America	$127,318	$100,229	$400,336	$274,444
Europe	6,149	7,517	10,339	15,681
Asia/Pacific	234	313	898	941
Administrative and all other	(10,886)	(7,440)	(31,243)	(20,335)
Total	$122,815	$100,619	$380,330	$270,731

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

			At
	At September 30,		December 31,
(in thousands)	2022	2021	2021
Total Assets
North America	$1,311,102	$1,274,937	$1,352,988
Europe	641,988	207,744	202,631
Asia/Pacific	34,333	32,748	31,832
Administrative and all other	516,835	(93,360)	(103,326)
Total	$2,504,258	$1,422,069	$1,484,125

Cash collected by the Company’s U.S. subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore is in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $236.3 million, $219.7 million, and $223.5 million, as of September 30, 2022 and 2021, and December 31, 2021, respectively. Also included in the total assets of "Administrative and all other" are intercompany borrowings due from the Europe segment, which were used by the Europe segment in the acquisition of ETANCO. Included in the total assets of each segment are net intercompany borrowings due to and from the other segments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Wood construction products	$478,554	$338,896	$1,428,745	$996,261
Concrete construction products	74,933	57,589	211,119	157,417
Other	175	253	600	983
Total	$553,662	$396,738	$1,640,464	$1,154,661

16.    Subsequent Events

Dividend Declared

On October 21, 2022, the Company’s Board of Directors (the "Board") declared a quarterly cash dividend of $0.26 per share, estimated to be $11.1 million in total. The dividend will be payable on January 26, 2023, to the Company's stockholders of record on January 5, 2023.

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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions that concern our strategy, plans, expectations or intentions. Forward-looking statements include, but are not limited to, statements about future financial and operating results, our plans, objectives, business outlook, priorities, expectations and intentions, expectations for sales and market growth, comparable sales, earnings and performance, stockholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, the integration of the acquisition of ETANCO, our strategic initiatives, including the impact of these initiatives, on our strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing and other statements that are not historical facts. Although we believe that the expectations, opinions, projections and comments reflected in these forward-looking statements are reasonable, such statements involve risks and uncertainties and we can give no assurance that such statements will prove to be correct. Actual results may differ materially from those expressed or implied in such statements.

Forward-looking statements are subject to inherent uncertainties, risks and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in our forward looking statements include, among others, the prolonged impact of the COVID-19 pandemic on our operations and supply chain, the operations of our customers, suppliers and business partners, and the successful integration of ETANCO and those discussed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Additional risks include: the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and borrowings under our existing credit agreement; restrictions on our business and financial covenants under our credit agreement; reliance on employees subject to collective bargaining agreements; and or ability to repurchase shares of our common stock and the amounts and timing of repurchases, if any.

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

We have made progress towards our key growth initiatives since they were first announced in 2021. Here are a few examples:

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
•In the OEM market, we were recently awarded the opportunity to supply our complete wood solutions, including specialty fasteners and other products, for the construction of custom wood base crates. We accomplished more key project wins within the Mass Timber space including specifying our products in the construction of manufacturing facilities in Austria and the state of Washington.
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
•Within Building Technology market, we updated our customer portal enabling online ordering of our products. We were selected by a building supply company based in the Southeast region of the United States to provide their customers and sales associates with the ability to design decks, pergolas and fences using Simpson’s full Outdoor Living Solutions (OLS) software platform where customers can obtain a complete bill of materials for purchase at the local store. Our building technology platform was adopted by a highly regarded regional builder during the quarter to help them automate workflows, options and automatic pricing management for broad changes and to transition away from inefficient paper processes.

As we make progress on our key growth initiatives, we believe we can continue our above market growth relative to U.S. housing starts in fiscal 2022 and beyond. These examples further emulate our Founder, Barclay Simpson’s, nine principles of doing business, and more specifically the focus and obsession on customers and users.

On September 8, 2022, the Company announced that Karen Colonias will step down from her position as Chief Executive Officer as part of Simpson's planned leadership succession, effective December 31, 2022. Simpson's Board of Directors unanimously elected Michael Olosky, 54, current President and Chief Operating Officer, to succeed Ms. Colonias as Chief Executive Officer, effective January 1, 2023. In connection with his promotion, Mr. Olosky will also join the Company's board of directors on January 1, 2023. Ms. Colonias will remain employed as an Executive Advisor to assist with a smooth and orderly transition until her retirement on June 30, 2023. Ms. Colonias will continue to serve as a member of Simpson's board of directors until the 2023 annual meeting of stockholders.

Factors Affecting Our Results of Operations

The prolonged COVID-19 pandemic and Russia’s invasion of Ukraine has severely affected global economic conditions, resulting in substantial volatility in the financial markets, increased unemployment, and considerable operational challenges. The Company’s management team continues to monitor and manage its ability to operate effectively and, to date, the Company has not experienced any significant disruptions within its supply chain. Our supply chain partners are supportive, and continue to do their part to ensure that service levels to our customers remain strong. We will continue to communicate with our supply chain partners to identify and mitigate risk and to manage inventory levels.

The Company’s business, financial condition and results of operations depends in part on the level of United States, housing starts and residential construction activity. Though single-family housing starts increased significantly over the past fifteen months, we have seen demand begin to decline recently due to supply-chain factors, inflation and interest rate increases affecting new home starts and completions. However, the Company also supplies product used in multifamily construction. Multifamily starts are higher this year compared to last year, which could offset some of the decline in single-family housing starts. With the addition of ETANCO, we believe net sales will likely increase during the remainder of fiscal year 2022 even if demand decreases. Increased product prices are expected to be offset by increasing raw material costs, sourcing logistics complications and a tight labor market, which could negatively affect operating margins for 2022.

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

Business Segment Information

Historically our North America segment has generated more revenues from wood construction products compared to concrete construction products. Our wood construction product sales increased 32.1% for the quarter ended September 30, 2022 compared to September 30, 2021, and our concrete construction product sales increased 11.4% over the same periods, due to product price increases throughout 2021 in an effort to offset rising raw material costs. These product price increases were also the primary contributor to gross profits and operating profits increasing over the same comparable periods. As a result of the product price increases phased in during 2021, full phased in product price increases for 2022 could result in $300.0 million in additional net sales compared to 2021. We currently anticipate gross margin and operating margin compression for the remainder of fiscal year 2022 compared to 2021 as higher priced raw materials and rising average cost of steel on hand offset the product price increases.

During 2022, we have been reviewing the footprint for our U.S. operations with assistance from a third party. As a result, we identified facility expansions in the U.S. that we expect will improve our overall service, production efficiencies and safety in the workplace, as well as reduce our reliance on certain outsourced, finished goods and component products and continue to ensure we have ample capacity to meet our customer needs. These investments reinforce our core business model differentiators to remain the partner of choice as we continue to produce products locally and ensure superior levels of customer service. Investments in these expansions have already started this year and will continue into 2024.

Europe sales increased 104.1% for the quarter ended September 30, 2022 compared to September 30, 2021, primarily due to the acquisition of ETANCO, which contributed $67.5 million in net sales, along with product price increases, offset by lower volumes and the negative effect of approximately $7.9 million in foreign currency translation due a strengthening United States dollar. Wood construction product sales increased 103.8% for the quarter ended September 30, 2022 compared to September 30, 2021 with ETANCO contributing $53.7 million in wood construction product sales. Concrete construction product sales are mostly project based, and sales increased 105.2% for the quarter ended September 30, 2022 compared to September 30, 2021 with ETANCO contributing $13.8 million in concrete construction product sales. The Company, including ETANCO, have suspended all sales and distribution activity to Russia and Belarus. We estimate annual sales to these countries would have been less than $5.0 million. Europe gross profit of $39.0 million included $19.4 million from the acquisition of ETANCO, net of $2.9 million in fair-value adjustments for inventory costs as a result of purchase accounting, most of which is a non-recurring charge. Europe reported income from operations of $6.1 million, including ETANCO's operating income of $1.8 million which was net of $2.9 million in inventory adjustments as noted above, $4.2 million of amortization expense on acquired intangible assets and $1.9 million for integration costs for a total of $9.0 million. The Company expects to incur additional costs in 2022 as it continues to integrate ETANCO into its European operations. The Company has not achieved significant synergies from the combination to date. The Company continues to work on integrating ETANCO into its operations. Plans have been developed to realize the Company’s previously identified synergies in the years ahead which will result in additional costs in 2022 and 2023. The Company remains well positioned to capture meaningful benefits from the synergies, subject to changing macroeconomic circumstances, which will delay some of the synergy opportunities.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

Since September 2021, inventory pounds in North America, which is the bulk of our inventory, increased 3% while the weighted average cost per pound of total on hand increased approximately 12%. Based on our current expectations, we are anticipating continued raw material cost pressure for fiscal 2022. As we work through our on-hand inventory, our costs of goods sold are expected to continue increasing modestly during the remainder of fiscal year 2022, even if prices for raw material decline, as the impact from averaging raw material costs typically lags our product price increases.

Business Outlook

The Company updated its 2022 financial outlook to include the acquisition of ETANCO, three quarters of actual results, and its latest expectations regarding demand trends, raw material costs and operating expenses as of October 24, 2022. Based on business trends and conditions, the Company's current outlook for the full fiscal year ending December 31, 2022 is as follows:

•Operating margin is expected to be in the range of 20.0% to 21.0%, in-line with its more recent historical average as the Company has better visibility on raw material costs and expected results from its acquisition of ETANCO. The revised outlook includes $16.0 to $18.0 million in expected integration and transaction costs for the acquisition.

•Interest expense on the outstanding $250.0 million Revolving Credit Facility and Term Loans, which had initial borrowings of $450.0 million, is expected to be approximately $9.8 million, including the benefit from interest rate and cross currency swaps mitigating substantially all of the volatility from changes in interest rates.

•The effective tax rate is expected to be in the range of 25.0% to 26.0%.

•Capital expenditures are expected to be in the range of $55.0 million to $65.0 million.

Footnotes
(1) Reflects EUR to USD exchange rate as of April 1, 2022.

Results of Operations for the Three Months Ended September 30, 2022, Compared with the Three Months Ended September 30, 2021

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended September 30, 2022, against the results of operations for the three months ended September 30, 2021. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended September 30, 2021 and the three months ended September 30, 2022.

Beginning in 2022, the Company changed its presentation for both the North America and the Administrative and all other segment's statement of operations to display allocated expenses and management fees as a separate item below income from operations. During 2021, allocated expenses and management fees between the two segments were previously included in gross profit, operating expenses and in income from operations and have been adjusted herein to conform to the 2022 presentation. Consolidated income from operations, income before tax and net income for all periods presented below are not affected by the change in presentation

Third Quarter 2022 Consolidated Financial Highlights

The following table shows the change in the Company's operations from the three months ended September 30, 2021 to the three months ended September 30, 2022, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	September 30,	North		Asia/	Admin &	September 30,
(in thousands)	2021	America	Europe	Pacific	All Other	2022
Net sales	$396,738	$99,179	$57,071	$674	$—	$553,662
Cost of sales	198,706	67,487	42,536	411	(1)	309,139
Gross profit	198,032	31,692	14,535	263	1	244,523
Research and development and other engineering expense	14,562	2,080	386	56	—	17,084
Selling expense	35,063	2,921	4,427	128	—	42,539
General and administrative expense	47,792	(343)	9,251	172	3,447	60,319
Total operating expenses	97,417	4,658	14,064	356	3,447	119,942
Acquisition and integration related costs	—	—	1,866	—	—	1,866
Net loss (gain) on disposal of assets	(4)	(56)	(27)	(14)	1	(100)
Income from operations	100,619	27,090	(1,368)	(79)	(3,447)	122,815
Interest income (expense), net and other	(314)	730	(2,637)	1	(763)	(2,983)
Other & foreign exchange loss, net	(532)	(7,925)	205	512	6,033	(1,707)
Income (loss) before income taxes	99,773	19,895	(3,800)	434	1,823	118,125
Provision for income taxes	25,995	5,119	502	106	(1,840)	29,882
Net income (loss)	$73,778	$14,776	$(4,302)	$328	$3,663	$88,243

Net sales increased 39.6% to $553.7 million from $396.7 million primarily driven by the four product price increases we implemented in 2021 to offset rising raw material costs, and the acquisition of ETANCO which contributed $67.5 million in net sales. Wood construction product sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 86% and 85% of the Company's total sales in both the third quarters of 2022 and 2021, respectively. Concrete construction product sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14% and 15% of the Company's total sales in both the third quarters of 2022 and 2021, respectively.

Gross profit increased 23.5% to $244.5 million from $198.0 million. Gross margins decreased to 44.2% from 49.9%, primarily due to the acquisition of ETANCO, which in general has a lower gross margin profile relative to the Company but also includes $2.9 million of non-recurring inventory fair value step-up costs, as well as higher raw material costs for the Company overall. Gross margins decreased to 44.2% from 50.2% for wood construction products and decreased to 43.8% from 44.6% for concrete construction products, respectively.

Research and development and engineering expense increased 17.3% to $17.1 million from $14.6 million, primarily due to increases of $1.6 million in personnel costs, and $1.2 million in professional services offset by decrease of $0.3 million for cash profit sharing expenses.

Selling expense increased 21.3% to $42.5 million from $35.1 million, primarily due to increases of $5.3 million in personnel costs, $1.2 million in travel related costs, and $0.7 million in professional fees, and $0.4 million in advertising & trade shows offset by a decrease of $1.1 million in commissions.

General and administrative expense increased 26.2% to $60.3 million from $47.8 million, primarily due to increases of $4.3 million in depreciation and amortization, $2.5 million in professional and legal fees, $2.2 million in personnel costs, $1.6 million in computer/software expenses, $0.9 million in travel related costs, $0.7 million in lower software development expenses capitalized, and $0.3 million in stock compensation expense, offset by a decrease of $0.9 million in cash profit sharing expense.

Our effective income tax rate decreased to 25.3% from 26.1%.

Consolidated net income was $88.2 million, which includes a $1.8 million loss from ETANCO, compared to $73.8 million. Diluted earnings per share was $2.06 compared to $1.70.

Net sales

The following table shows net sales by segment for the three months ended September 30, 2022 and 2021, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
September 30, 2021	$338,591	$54,832	$3,315	$396,738
September 30, 2022	437,770	111,903	3,989	553,662
Increase	$99,179	$57,071	$674	$156,924
Percentage increase	29.3%	104.1%	20.3%	39.6%

The following table shows segment net sales as percentages of total net sales for the three months ended September 30, 2022 and 2021, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2021 net sales	85%	14%	1%	100%
Percentage of total 2022 net sales	79%	20%	1%	100%

Gross profit

The following table shows gross profit by segment for the three months ended September 30, 2022 and 2021, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
September 30, 2021	$176,256	$20,680	$1,139	$(43)	$198,032
September 30, 2022	207,948	35,215	1,402	(42)	244,523
Increase	$31,692	$14,535	$263	$1	$46,491
Percentage Increase	18.0%	70.3%	*	*	23.5%

* The statistic is not meaningful or material.

The following table shows gross margin by segment for the three months ended September 30, 2022 and 2021, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2021 gross margin percentage	52.1%	37.7%	34.4%	*	49.9%
2022 gross margin percentage	47.5%	31.5%	35.1%	*	44.2%

* The statistic is not meaningful or material.

North America

•Net sales increased 29.3%, primarily due to product price increases we implemented last year, along with higher sales volumes.

•Gross margin decreased to 47.5% from 52.1%, primarily due to higher raw material, factory and overhead and labor costs, each as a percentage of net sales, which were partially offset by the product price increases we implemented in 2021.

•Research, development and engineering expenses increased 15.3%, primarily due to increases of $1.4 million in professional fees, and $0.9 million in personnel costs, offset by $0.5 million higher software development expenses capitalized.

•Selling expense increased 10.1%, primarily due to increases of $2.0 million in personnel costs, $0.9 million in travel–associated expenses, $0.6 million in professional fees, and $0.5 million in advertising & trade show costs, offset by a decrease $1.0 million in sales commissions.

•General and administrative expense decreased 1.0%, primarily due to decreases of $2.9 million professional fees, $0.8 million for cash profit sharing expense and $0.8 million in depreciation/amortization expenses offset by increases of $1.5 million in computer/software expenses, $0.7 million in personnel costs, $0.7 million in travel rated costs, $0.5 million in rent expense and $0.5 million in lower software development expenses capitalized.

•Income from operations increased by $27.1 million. The increase was primarily due to higher gross profit, partly offset by higher operating expenses.

Europe

•Net sales increased 104.1%, primarily due to the acquisition of ETANCO, which contributed $67.5 million in net sales and to a lesser extent, price increases intended to offset higher material costs abroad. Europe’s volumes without ETANCO were down compared to the prior year quarter and the negative effect of approximately $7.9 million in foreign currency translation.

•Gross margin decreased to 31.5% from 37.7%. Europe gross profit of $35.2 million included $19.4 million from the acquisition of ETANCO, which is net of a $2.9 million non-recurring fair-value adjustment for inventory costs as a result of purchase accounting. This adjustment was a factor as to why gross margins declined in Europe

•Income from operations decreased by $1.4 million. This includes ETANCO's operating loss of $1.8 million which is net of $2.9 million non-recurring fair-value inventory adjustment, $4.2 million of amortization expense on acquired intangible assets; and $1.9 million in integration costs for a total of $9.0 million. The Company expects to incur additional costs in 2022 as it continues to integrate ETANCO into its European operations. The Company benefitted to some extent from synergies from the combination.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended September 30, 2022 and 2021.

Results of Operations for the Nine Months Ended September 30, 2022, Compared with the Nine Months Ended September 30, 2021

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the nine months ended September 30, 2022, against the results of operations for the nine months ended September 30, 2021. Unless otherwise stated, the results announced below, when referencing “both periods,” refer to the nine months ended September 30, 2021 and the nine months ended September 30, 2022

Beginning in 2022, the Company changed its presentation for both the North America and the Administrative and all other segment's statement of operations to display allocated expenses and management fees as a separate item below income from operations. During 2021, allocated expenses and management fees between the two segments were previously included in gross profit, operating expenses and in income from operations and have been adjusted herein to conform to the 2022 presentation. Consolidated income from operations, income before tax and net income for all periods presented below are not affected by the change in presentation.

Year-to-Date (9-month) 2022 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the nine months ended September 30, 2022, from the nine months ended September 30, 2021, and the increases or decreases for each category by segment:

	Nine Months Ended		Increase (Decrease) in Operating Segment						Nine Months Ended
	September 30,		North			Asia/		Admin &	September 30,
(in thousands)	2021		America		Europe	Pacific		All Other	2022
Net sales	$1,154,661		$343,200		$141,025	$1,578		$—	$1,640,464
Cost of sales	597,901		195,104		105,562	1,220		41	899,828
Gross profit	556,760		148,096		35,463	358		(42)	740,636
Research and development and other engineering expense	43,321		5,975		502	94		—	49,892
Selling expense	99,053		13,765		11,381	236		14	124,449
General and administrative expense	143,767		2,523		15,352	15		10,854	172,511
	286,141		22,263		27,235	345		10,868	346,852
Acquisition and integration related costs	—		—		14,681	—		—	14,681
Net gain on disposal of assets	(112)		(59)		(1,111)	55		—	(1,227)
Income (loss) from operations	270,731		125,892		(5,342)	(42)		(10,910)	380,330
Interest income (expense), net and other	(1,079)		755		(6,190)	(5)		(49)	(6,568)
Other & foreign exchange loss, net	(4,180)		(15,083)		(1,038)	1,387		15,100	(3,814)
Income (loss) before income taxes	265,472	—	111,564	—	(12,570)	1,340	—	4,141	369,948
Provision for income taxes	68,822		28,719		(3,747)	482		(717)	93,559
Net income	$196,650		$82,845		$(8,823)	$858		$4,858	$276,389

Net sales increased 42.1% to $1,640.5 million from $1,154.7 million driven by the four product price increases that were implemented in 2021 to offset rising raw material costs, and the acquisition of ETANCO which contributed $147.8 million in net sales. Wood construction product sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 87% of the Company's total sales in the first nine months of 2022 and 2021. Concrete construction product sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 13% of the Company's total sales in the first nine months of 2022 and 2021.

Gross profit increased 33.0% to $740.6 million from $556.8 million. Gross margins decreased to 45.1% from 48.2%, primarily due to the acquisition of ETANCO, which in general has a lower gross margin profile relative to the Company but also includes $12.2 million of non-recurring inventory fair value step-up costs, as well as higher raw material costs for the Company overall. Gross margins decreased to 45.2% from 48.1% for wood construction products and decreased to 44.5% from 45.0% for concrete construction products.

Research and development and engineering expense increased 15.2% to $49.9 million from $43.3 million primarily due to increases of $5.2 million in personnel costs, and $2.7 million in professional fees offset by $1.9 million higher software development expenses capitalized.

Selling expense increased to $124.4 million from $99.1 million, primarily due to increases of $14.2 million in personnel costs, $5.3 million in travel related costs, $3.2 million in advertising & trade shows, $1.5 million in professional fees, and $0.7 million cash profit sharing expense offset by $2.3 million in lower commissions. These increases above were mainly due to the ETANCO acquisition that added $12.7 million in selling expenses.

General and administrative expense increased to $172.5 million from $143.8 million, primarily due to increases of $7.7 million in depreciation and amortization expenses, $7.2 million in personnel costs, $6.7 million in professional and legal fees, $2.7 million in computer/software expenses, and $2.5 million in travel related costs, and $0.6 million in lower software development expenses capitalized, offset by decreases of $1.5 million in stock-based compensation, $1.2 million in cash profit sharing expenses. These increases above were mainly due to the ETANCO acquisition that added $17.0 million in general and administrative expenses.

Our effective income tax rate decreased to 25.3% from 25.9%.

Consolidated net income was $276.4 million compared to $196.7 million. Diluted earnings per share was $6.40 compared to $4.52.

Net sales

The following table represents net sales by segment for the nine-month periods ended September 30, 2021 and 2022:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Nine Months Ended
September 30, 2021	$989,711	$155,567	$9,383	$1,154,661
September 30, 2022	1,332,911	296,592	10,961	1,640,464
Increase	$343,200	$141,025	$1,578	$485,803
Percentage increase	34.7%	90.7%	16.8%	42.1%

The following table represents segment sales as percentages of total net sales for the nine-month periods ended September 30, 2021 and 2022, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2021 net sales	86%	14%	1%	100%
Percentage of total 2022 net sales	81%	18%	1%	100%

Gross profit

The following table represents gross profit by segment for the nine-month periods ended September 30, 2021 and 2022:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Nine Months Ended
September 30, 2021	$497,070	$56,228	$3,590	$(128)	$556,760
September 30, 2022	645,166	91,691	3,948	(169)	740,636
Increase (decrease)	$148,096	$35,463	$358	$(41)	$183,876
Percentage increase	29.8%	63.1%	*	*	33.0%

* The statistic is not meaningful or material

The following table represents gross margin by segment for the nine-month periods ended September 30, 2021 and 2022:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2021 gross margin percentage	50.2%	36.1%	38.3%	*	48.2%
2022 gross margin percentage	48.4%	30.9%	36.0%	*	45.1%

* The statistic is not meaningful or material.

North America

•Net sales increased 34.7%, primarily due to product price increases we implemented last year, along with slightly higher sales volumes.

•Gross margin decreased slightly to 48.4% from 50.2%, due to higher raw material costs as a percentage of net sales, which were partially offset by the product price increases we implemented in 2021.

•Research and development and engineering expense increased 15.0%, primarily due to increases of $3.6 million in personnel costs, $3.0 million in professional fees and $0.7 million in travel rated costs, offset by $1.8 million higher software development expenses capitalized and decrease of $0.3 million in cash profit sharing expense.

•Selling expense increased17.0%, primarily due to increases of $5.7 million in personnel costs, $4.8 million in travel related costs, $3.1 million in advertising & trade show costs, $1.0 million in professional fees, $0.4 million in cash profit sharing expenses, and $0.4 million in professional fees, partly offset by decreases of $1.9 million in sales commissions.

•General and administrative expense increased 2.5%, primarily due to increases of $3.4 million in personnel costs, $2.1 million in computer/software expenses, $1.6 in travel related costs, and $1.0 million of bad debt expense, offset by decreases of $8.7 million of professional fees, $1.0 million cash profit sharing expense, $0.9 million in depreciation and amortization expenses, and $0.4 million in stock-based compensation.

•Income from operations increased $125.9 million, mostly due to increased sales and gross profit, partly offset by higher operating expenses.

Europe

•Net sales increased 90.7%, primarily due to the acquisition of ETANCO, which contributed $147.8 million in net sales along with product price increases, offset by the negative effect of approximately $18.1 million in foreign currency translation.

•Gross margin decreased to 30.9% from 36.1% while gross profit increased $35.5 million. Europe gross profit included $38.6 million from the acquisition of ETANCO, which includes $12.2 million non-recurring fair-value adjustment for inventory costs as a result of purchase accounting.

•Income from operations decreased $5.3 million, primarily due to $7.0 million in professional fees incurred prior to the acquisition of ETANCO. Included in income from operations was ETANCO's profit of $0.2 million which included $12.2 million in inventory adjustments, $8.4 million of amortization expense on acquired intangible assets, and $7.7 million for integration costs for a total of $28.3 million.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the nine months ended September 30, 2022 and 2021.

Effect of New Accounting Standards

See "Note 1 Basis of Presentation — Accounting Standards Not Yet Adopted ” to the accompanying unaudited interim condensed consolidated financial statements.

Liquidity and Sources of Capital

We have historically met our capital needs through a combination of cash flows from operating activities and, when necessary, borrowings under our credit agreements.

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

As of September 30, 2022, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Cash and cash equivalents of $74.0 million are held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the United States. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

The following table shows selected financial information as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively:

	At September 30,	At December 31,	At September 30,
(in thousands)	2022	2021	2021

Cash and cash equivalents	$309,262	$301,155	$294,180
Property, plant and equipment, net	341,233	259,869	255,547
Goodwill, intangible assets and other	798,523	170,309	165,577
Working capital less cash and cash equivalents	576,719	453,078	409,997

The following table provides cash flow indicators for the nine-month periods ended September 30, 2022 and 2021, respectively:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$263,396	$122,098
Investing activities	(845,514)	(41,200)
Financing activities	586,449	(61,258)

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

During the nine months ended September 30, 2022, operating activities provided $263.4 million in cash and cash equivalents, as a result of $276.4 million from net income and $62.6 million from non-cash expenses from net income, which included depreciation and amortization expense, stock-based compensation expense and the inventory fair value expense adjustment. Cash provided from net income was partly offset by a decrease of $75.6 million in the net change in operating assets and liabilities, including increases of $55.0 million in trade accounts receivable, $27.7 million in inventory and $17.4 million in other non-current assets and liabilities, partly offset by an increase of $25.3 million in other current liabilities.

Cash used in investing activities of $845.5 million during the nine months ended September 30, 2022 was mainly for the $805.4 million acquisition of ETANCO. Our capital spending for the nine months ended September 30, 2022 and September 30, 2021 was $41.6 million and $31.3 million, respectively, which was primarily used for a land purchase, machinery and equipment purchases and software in development. Based on current information and subject to future events and circumstances, total approved capital spending for 2022, will be in the $55.0 million to $65.0 million range compared to the previous estimate of $80.0 to $90.0 million, primarily due to long lead times on equipment orders. Other capital spending is earmarked for both maintenance and growth to maximize efficiencies and invest in our key initiatives.

Cash provided by financing activities of $586.4 million during the nine months ended September 30, 2022 consisted primarily of $694.0 million in loan proceeds (net of principal payments) used for the acquisition of ETANCO, offset by $74.6 million used to repurchase 763,530 shares of the Company's common stock at an average price of $97.65 per share and $32.8 million used to pay dividends to our stockholders.

On October 21, 2022, the Company's Board of Directors (the "Board") declared a quarterly cash dividend of $0.26 per share payable on January 26, 2023, to the Company's stockholders of record on January 5, 2023.

Since the beginning of 2019 to the quarter ended September 30, 2022, we have returned $390.8 million to stockholders, which represents 59.1% of our free cash flow and includes the repurchasing of over 3.0 million shares of the Company's common stock, which represents approximately 6.7% of the outstanding shares of the Company's common stock at the start of 2019. During 2022, after the acquisition of ETANCO, we changed our capital return target to 35% of our free cash flow from 50%.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

We may manage our exposure to transactional exposures by entering into foreign currency forward contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. In 2021 and 2022, we entered into financial contracts at various times to hedge the risk of fluctuations associated with the Euro and the Chinese Yuan.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Amended and Restated Credit Agreement, which bears interest at variable rates. As of September 30, 2022, the outstanding debt under the Amended and Restated Credit Agreement subject to interest rate fluctuations was $688.8 million. The variable interest rates on the Credit Agreement fluctuate and expose us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We have entered into an interest rate swap agreement to convert the variable interest rate on our revolver and term loan to fixed interest rates. The objective of the interest rate swap agreement is to eliminate the variability of the interest payment cash flows associated with the variable interest rate outstanding under the borrowings. We designated the interest rate swaps as cash flow hedges. Refer to Note 9, "Derivatives and Hedging Instruments", for further information on our interest rate swap contracts in effect as of September 30, 2022.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer the (“CEO”) and the chief financial officer (the “CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of September 30, 2022.

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except that on April 1, 2022, the Company acquired ETANCO. As a result, the Company is currently integrating ETANCO's operations into its overall internal controls over financial reporting. Under the guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal controls over financial reporting during the first year of an acquisition. Accordingly, we expect to exclude ETANCO from the assessment of internal control over financial reporting for 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below shows the monthly repurchases of shares of the Company's common stock in the third quarter of 2022.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased [1][2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs [2]
July 1 - 31, 2022	16	$100.61	—	$53,719,063
August 1 - August 31, 2022	176,525	95.28	176,500	36,902,361
September 1 - September 30, 2022	132,155	86.86	132,000	$25,438,087
Total	308,696

[1] Total number of shares purchased includes shares withheld for settlement of payroll taxes from stock-based compensation awards vested and for retirement eligible employees who retired during the third quarter of 2022.

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 8, 2022	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)