Form 10-K
period 2022-12-31
Simpson Manufacturing Co., Inc.
filed 2023-02-28
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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

    If an emerging growth company, indicate by check mark if the registrant has elected has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

    The aggregate market value of the shares of common stock, par value $0.01 per share, which is the only outstanding class of voting and non-voting equity, held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2022) was approximately $4,342,946,050.
    As of February 24, 2023, 42,662,967 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement for its 2023 annual meeting of stockholders (the "2023 Annual Meeting") are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the registrant's fiscal year ended December 31, 2022.

SIMPSON MANUFACTURING CO., INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

In this filing we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions that concern our strategy, plans, expectations or intentions. Forward-looking statements include, but are not limited to, statements about future financial and operating results, our plans, objectives, business outlook, priorities, expectations and intentions, expectations for sales and market growth, comparable sales, earnings and performance, stockholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, the integration of the acquisition of FIXCO Invest S.A.S ("ETANCO"), our strategic initiatives, including the impact of these initiatives, on our strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing and other statements that are not historical facts. Although we believe that the expectations, opinions, projections and comments reflected in these forward-looking statements are reasonable, such statements involve risks and uncertainties and we can give no assurance that such statements will prove to be correct. Actual results may differ materially from those expressed or implied in such statements.

Forward-looking statements are subject to inherent uncertainties, risks and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in our forward looking statements include, among others, the prolonged impact of the COVID-19 pandemic on our operations and supply chain, the operations of our customers, suppliers and business partners, and the successful integration of ETANCO and those discussed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Additional risks include: the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and borrowings under our existing credit agreement; restrictions on our business and financial covenants under our credit agreement; reliance on employees subject to collective bargaining agreements; and or ability to repurchase shares of our common stock and the amounts and timing of repurchases, if any.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and factors that may affect our business.

PART I

Item 1. Business.

Company Background

Simpson Manufacturing Co., Inc. ("Simpson," the "Company," "we," "us," or "our,") through its subsidiaries, including, Simpson Strong-Tie Company Inc. ("SST"), designs, engineers and is a leading manufacturer of high quality wood and concrete construction products designed to make structures safer and more secure. Our products are designed to perform at high levels and be easy to use and cost-effective for customers. Our wood construction products are used in light-frame construction and include connectors, truss plates, fastening systems, fasteners and pre-fabricated lateral resistive systems. Our concrete construction products are used in concrete, masonry and steel construction and include adhesives, chemicals, mechanical anchors, carbide drill bits, powder actuated tools, fiber reinforced materials and other repair products used for protection and strengthening. We market our products to the residential construction, light industrial and commercial construction, remodeling and do-it-yourself (“DIY”) markets domestically in North America, primarily in the United States, and Europe internationally. We also provide engineering services in support of some of our products and increasingly offer design and other software that facilitates the specification, selection and use of our products. The Company has continuously manufactured structural connectors since 1956 and believes that the Simpson Strong-Tie® brand benefits from strong brand name recognition in residential, light industrial and commercial applications among architects and engineers who frequently request the use of our products.

Recent Acquisition

As previously disclosed, on April 1, 2022, the Company successfully completed the acquisition of ETANCO. ETANCO is a leading designer, manufacturer and distributor of fixing and fastening solutions for the European building and construction market. ETANCO's primary product applications directly align with the addressable markets in which the Company operates, expands our portfolio of solutions, including mechanical anchors, fasteners and commercial building envelope solutions, and significantly increase our market presence across Europe. We continue to believe that the acquisition of ETANCO will support continued growth in our European business, including expansion into new geographies, sales channels and commercial building offerings. For more information, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales

The Company attracts and retains customers by designing, manufacturing and selling high quality products that perform well, are easy to use and cost-effective for customers. The Company manufactures and warehouses its products in geographic proximity to its markets to help ensure availability and facilitate timely delivery to customers, which enables us to promptly respond to customer requests for specially designed products and services. The Company maintains levels of inventory intended to operate with minimum backlog and fill most customer orders within a few days. High levels of manufacturing automation and flexibility allow the Company to maintain its high quality standards while continuing to provide prompt delivery to meet our customers' needs.

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

Products and Services

Historically, the Company’s product lines have encompassed connectors, anchors, fasteners, lateral resistive systems, and truss plates, as well as repair and strengthening product lines for the industrial and transportation markets. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 19 — Segment Information” to the Company’s consolidated financial statements for financial information regarding revenues by product category. Through, the acquisition of ETANCO, the Company expanded its product portfolio to include commercial building envelope solutions and significantly increased its market presence across Europe.

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
•Fasteners - The fastening line includes various nails, screws and staples, which are complemented by the Company's Quik Drive auto-feed screw driving system, which is used in numerous applications such as building envelope applications, decking, subfloors, drywall and roofing; and
•Lateral Resistive Systems - Lateral resistive systems are assemblies used to resist earthquake or wind forces and include steel and wood shearwalls, Anchor Tiedown Systems (ATS), and steel moment frames.

Concrete Construction Products. The Company produces and markets over 3,000 standard and custom concrete construction products. The Company’s concrete construction products are composed of various materials including steel, chemicals and carbon fiber. They are used primarily to anchor, protect and strengthen concrete, brick and masonry applications in industrial, infrastructure, residential, commercial and DIY projects. The Company’s concrete construction products contribute to structural integrity and resistance to seismic, wind and gravitational forces. These products are sold in all segments of the Company. As described below, the Company’s concrete construction products include:

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
•Home Centers. The Company intends to increase penetration of the DIY markets by continuing to expand its product offerings through home centers. The Company’s sales force maintains ongoing contact with home centers to work with them in a broad range of areas, including inventory levels, retail display maintenance and product knowledge training. The Company’s strategy is to ensure that the home center retail stores are fully stocked with adequate supplies of the

Company’s products carried by those stores. The Company has further developed extensive bar coding and merchandising aids and has devoted a portion of its research and development efforts to DIY products. The Company’s sales to home centers increased year-over-year in 2022, 2021 and 2020. The Company brought back Lowe's as a home center customer in the second quarter of 2020.
•Dealers. In some markets, the Company sells its products directly to lumber dealers and cooperatives.
•Contractors. In some markets, the Company sells to a wide-range of end-customers mainly through direct sales.
•Wood Component Manufacturers. The company works directly with wood component manufacturer customers. We continue to develop our software solutions and provide better technology solutions increasing our truss connector plate sales as well as other Simpson Strong-Tie core products sales within the component industry.
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

The Company seeks to expand existing and identify new distributions channels in the markets we serve, and expand into new markets. Presently, we primarily serve three markets, which are also our operating segments, consisting of the North America, Europe and Asia/Pacific segments. The North America segment includes operations primarily in the U.S. and Canada. The Europe segment includes operations primarily in France, the United Kingdom, Germany, Denmark, Switzerland, Portugal, Poland, The Netherlands, Belgium, Spain, Sweden, Norway, Italy and Romania. The Asia/Pacific segment includes operations primarily in Australia, New Zealand, China, Taiwan, and Vietnam. These segments are similar in several ways, including similarities in the products manufactured and distributed, the types of materials used, the production processes, the distribution channels and the product applications.

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

Since at least 2006, the Company generally develops 15 to 35 new products each year. In 2022, through our research and development efforts, the Company, including ETANCO, developed over 40 new products expanding its product offerings by adding:

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

We sell our products through multiple channels including contractor distributors, home centers and co-ops, lumber dealers and OEMs. Currently, 26 of the top 30 U.S. builders (based on number of housing starts per year) are engaged in our builder program. In terms of home centers, we were pleased to welcome back Lowe’s as a home center customer in 2020, where we had successfully completed the rollout of our product sets in over 1,700 Lowe’s stores.

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

For over 65 years, through SST, we have led the industry with a majority market share in the wood connectors products space and a growing presence in both the concrete and fastener markets in the U.S. and Europe. We’ve successfully increased our market share over the years through:
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

In an effort to help mitigate our exposure to the cyclicality of the U.S. housing market, as well as to respond to the needs of our customers, we’ve made investments over the years in adjacent products such as anchors, fasteners and software solutions and expanded operations into Europe through acquisitions. As a result, the Company is less dependent on U.S. housing starts, though they are still a leading indicator for a portion of our business.

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

We purchase steel at market prices, which fluctuate as a result of supply and demand driven by economic conditions in the marketplace. The steel industry is highly cyclical and prices for the Company’s raw materials are influenced by numerous factors beyond the Company’s control including geopolitical and macroeconomic factors, supply constraints and supply chain disruptions, foreign currency fluctuations, import tariffs and duties, and unsettled international trade disputes. The steel market continues to be dynamic, with a high degree of uncertainty about future pricing trends. Given current conditions, the Company currently expects that raw material costs may continue to increase. Numerous factors may cause steel prices to remain high in the future. In addition to increases in steel prices, steel mills may add surcharges for zinc, energy and freight in response to increases in their costs. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial

Condition and Results of Operations.” The Company historically has not attempted to hedge against changes in prices of steel or other raw materials. However, the Company may purchase and carry more steel or other raw materials in inventory to meet projected sales demand in a tight raw materials market.

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

The Company’s trademarks are registered or otherwise legally protected in the U.S. and many non-U.S. countries where products and services of the Company are sold. The Company may, from time to time, becomes involved in trademark licensing transactions. Most works of authorship produced for the Company, such as computer programs, catalogs and sales literature, carry appropriate notices indicating the Company's claim to copyright protection under U.S. law and appropriate international treaties.

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

Seasonality and Cyclicality

The Company’s sales have been seasonal and cyclical, with operating results varying from quarter to quarter. With some exceptions, our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year, as the Company's customers tend to purchase construction materials in the late spring and summer months for the construction season. Weather conditions, such as extended cold or wet weather, which affected and sometimes delayed installation of some of our products, would negatively affect our results of operations. Operating results vary from quarter to quarter and with economic cycles. The Company’s sales are also dependent, to a degree, on the North American residential home construction industry. As noted above, the same efforts to mitigate the Company's reliance on housing starts have also softened the effects of seasons and adverse weather on the Company's quarterly results. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Human Capital Resources

Successful execution of our strategy is largely dependent on attracting, developing and retaining key employees and leaders. The skills, experience, industry knowledge, and contributions of our employees significantly benefit our operations and performance. We continuously evaluate, modify, and enhance our internal programs, processes and technologies to increase employee engagement, productivity, and efficiency and provide the opportunities, skills, and resources they need to be successful.

As of December 31, 2022, our employees, including those employed by consolidated subsidiaries, by region were approximately:

Asia Pacific	544
Europe	1,579
North America	3,035
5,158

Inclusion & Diversity

Our commitment to diversity and inclusion starts at the top with a highly skilled and diverse board. We strive to have a diverse culture of employees representing different genders, ages, ethnicities and abilities by implementing thoughtful, customized solutions and programs.

As of December 31, 2022, we had the following global gender demographics:

	Women	Men	Not Disclosed
All employees	19%	64%	17%
Individual Contributors	19%	63%	18%
Middle Management	17%	68%	15%
Senior Leadership	27%	73%	—%

As of December 31, 2022, our U.S. employees had the following race and ethnicity demographics:

	All U.S. Employees	Individual Contributors	Middle Management	Senior Leadership
American Indian or Alaska Native	1%	1%	—%	—%
Asian	10%	10%	8%	8%
Black or African American	10%	12%	3%	4%
Hispanic or Latino	18%	19%	9%	—%
Native Hawaiian or Other Pacific Islander	—%	—%	—%	—%
Two or More Races	2%	2%	2%	—%
White	54%	51%	77%	88%
Not disclosed	5%	5%	2%	—%

Talent Development

Talent development underpins our efforts to execute our strategy and continue to develop, manufacture and market innovative products and services. The opportunity to grow and develop skills and abilities, regardless of job role, division, or geographical location is critical to the success of the Company as a global organization and we continually invest in our employees’ career growth and provide employees access to a wide variety of learning and development resources, including a suite of online courses for developing both soft and technical skills. Our extraordinary leadership development programs provide employees with training, tools and experiences that are targeted to develop their full leadership potential.

Pay Equity

The Company’s compensation philosophy is to attract, retain, motivate, and differentiate employees through its rewards programs. We believe people should be paid for what they do and how they do it, regardless of their gender, race, or other personal characteristics and are committed to internal pay equity. Our Board of Directors, through its Compensation and Leadership Development Committee, monitors the relationship between the pay received by our executive officers, and Human Resources monitors the relationship of pay received by all other employees. We believe our compensation philosophy and strategy are strongly aligned with our corporate strategic priorities and our vision for stockholder value creation.

In addition to financial compensation we offer a health and wellness package to our employees, which is designed to provide a range of options that are customizable to suit their individual and/or family needs. In addition, in an effort to continue to attract, retain, and motivate our workforce, in the U.S., we offer remote and flexible work packages for positions which allow for remote work. We continue to engage our partners and benefits consultants to ensure our health and wellness package continues to meet the needs of our diverse workforce today and into the future.

Workplace Safety and Health

A vital part of our business is providing our workforce with a safe, healthy and sustainable working environment. Our Environmental, Health and Safety program focuses on implementing change through employee observation feedback channels to recognize risk and continuously improve our processes, as well as conducting regular risk reviews and self-audits at our manufacturing facilities around the world to explore new opportunities to reduce potential employee exposure to occupational injuries.

Our continuous focus on workplace safety has enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe since the COVID-19 outbreak.

Labor Relations

As of December 31, 2022, approximately 9% of the Company’s employees are represented by labor unions and are covered by collective bargaining agreements. We have two facility locations with collective bargaining agreements covering tool and die craftsmen, maintenance workers, and sheet-metal workers. In Stockton, California, two union contracts will expire in June 2023 and September 2023, respectively. Also, we have two union contracts in San Bernardino County, California that will expire in February 2025 and in June 2026. Based on current information and subject to future events and circumstances, we believe that, even if new agreements are not reached before the existing labor union contracts expire, it is not expected to have a material adverse effect on the Company’s ability to provide products to customers or on the Company’s profitability. See “Item 1A — Risk Factors.”

Available Information

The Company's website address is www.simpsonmfg.com. We file or furnish annual, quarterly and current reports, proxy statements and other information with the SEC. You may obtain a copy of any of these reports, free of charge, on the "Financials - SEC Filling" page of our website, as soon as reasonably practicable after we file such material with, or furnish it to the SEC. Printed copies of any of these materials will also be provided free of charge on request.

Through the "Governance" page of our website, it is also possible to access copies of the charters for our Audit and Finance Committee, Compensation and Leadership Development Committee, Corporate Strategy and Acquisitions Committee and Nominating and ESG Committee, Sustainability Reports, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics. Each of these documents is made available free of charge. We intend to disclose on our website any amendment to, or waiver of, any provisions of our Code of Business Conduct and Ethics that apply to any of our directors, executive officers or senior financial officers that would otherwise be required to be disclosed under the rules of the SEC or the NYSE. The foregoing information regarding our website and its content is for your convenience only. The information contained in or connected to our website is not deemed to be incorporated by reference in this Annual Report or filed with the SEC.

In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, where you may obtain a copy of all information we file publicly with the SEC. The SEC website address is www.sec.gov.

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

Global and Economic Risks

Global economic conditions, including inflation and supply chain disruptions, could continue to adversely affect our operations

General global economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, and economic slowdown or recession, may result in unfavorable conditions that could negatively affect demand for our products due to customers decreasing their inventories in the near-term or long-term, reduction in sales due to raw material shortages, reduction in research and development efforts, our inability to sufficiently hedge our currency and raw material costs, insolvency of suppliers and customers and exacerbate some of the other risks that affect our business, financial condition and results of operations. Both domestic and international markets experienced significant inflationary pressures in fiscal year 2022 and inflation rates in the U.S., as well as in other countries in which we operate, are currently expected to continue at elevated levels for the near-term. We may be adversely affected during periods of high inflation, mainly from raw material and labor costs. Inflation could increase our cost of financing, raw materials and labor and could cause our financial results and profitability to decline. In addition, the Federal Reserve in the U.S. and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world.

The impact of public health crises, could have a significant effect on supply and/or demand for our products and services and have a negative impact on our business, financial condition and results of operations.

COVID-19 was identified in late 2019 and spread globally. Our operations expose us to risks associated with a pandemic, or outbreak of contagious diseases in the human population, including the COVID‑19 pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, disrupted the labor market, created significant volatility and disruption of financial markets and has resulted in governments around the world implementing stringent measures to help control the spread of the virus. These economic uncertainties could adversely affect our business, financial condition, demand for our products, services, and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products, services and raw materials.

Changes in government and industry regulatory standards pertaining to health and safety could have a material adverse effect on our business, financial condition or results of operations.

We are subject to risks associated with public health crises, such as pandemics and epidemics, including the COVID-19 pandemic. The nature and extent of future impacts are highly uncertain and unpredictable. While many countries around the world have removed or reduced the restrictions taken in response to the COVID-19 pandemic, the emergence of new variants of the SARS-CoV-2 virus may result in new governmental lockdowns, quarantine requirements or other restrictions to slow the spread of the virus. Any such measures could also impact the global economy more broadly, for example by leading to further economic slowdowns. The global outlook remains uncertain as case counts fluctuate and vaccination and booster rates remain relatively low in many parts of the world.

The scope and duration of any future public health crisis, including the potential emergence of new variants of the SARS-CoV-2 virus, the pace at which government restrictions, including, but not limited to, quarantines, “shelter in place” and “stay at home” order, travel restrictions and other similar measures, are imposed and lifted, the scope of additional actions taken to mitigate the spread of disease, global vaccination and booster rates, may significantly impact our production throughout the supply chain and constrict distribution channels. We are unable to predict the potential future impact that these factors will have on our business, financial condition or results of operations.

Risks Related to Our Business and Our Industry

Business cycles and uncertainty regarding the housing market, economic conditions, political climate and other factors beyond our control could adversely affect demand for our products and services, and our costs of doing business, any of which may harm our business, financial condition and results of operations.

Our North America Segment accounted for approximately 80% of our net sales for the fiscal year ended December 31, 2022. The primary drivers of our North America segment are residential remodeling, replacement activities and housing starts. Accordingly, our business, financial condition and results of operations depend significantly on the stability of the housing and residential construction and home improvement markets, which are affected by conditions and other factors that are beyond our control. These conditions include, but are not limited to:

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

Our largest customers accounted for a significant portion of net sales for the years ended December 31, 2022, 2021, and 2020. A reduction in, or elimination of, our sales to any of these customers would at least temporarily, and possibly on a longer term basis, cause a material reduction in our net sales, income from operations and net income. Such a reduction in or elimination of our sales to any of our largest customers would also increase our relative dependence on our remaining large customers.

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

Steel is the principal raw material used in the manufacture of many of our products. The price of steel has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which we have no control including general economic conditions and currency exchange rates. Import tariffs and/or other mandates also could significantly increase the prices on raw materials that are critical to our business, such as steel. The cost of producing our products is also sensitive to the price of energy.

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

Our business depends on the transportation of both our products to our customers and distributors and the transportation of raw materials to us. We rely on third parties for transportation services of these items, which services are occasionally in high demand (especially at the end of calendar quarters) and/or subject to price fluctuations. Damage or disruption to our supply chain, including transportation and distribution capabilities, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of disruptions, or to effectively manage such events if they occur could adversely affect our business or financial results.

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

Expectations relating to environmental, social and governance considerations expose the Company to potential liabilities, increased costs, reputational harm and other adverse effects on the Company’s business.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our environmental, social and governance goals and initiatives through information provided on our website, press statements and other communications, including through our Environmental, Social and Governance Report. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, including those described under “Forward-Looking Statements,” requires investments and are impacted by factors that may be outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where environmental, social and governance focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

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

In North America, weather conditions and the level of severe storms can have a significant impact on the markets for residential construction and home improvement. As a result, climate change that results in altered weather conditions or storm activity could have a significant impact on our business by:

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

In North America the residential construction industry has experienced increased complexity in some home design and builders are more aggressively trying to reduce their costs. One of our responses has been to develop and market sophisticated software and applications to facilitate the specification, selection and use of our product systems. We have continued to commit substantial resources to our software development endeavors in recent years and expect that trend to continue.

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

We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, we continue to see increasingly complex, rigorous and more stringent state and national regulatory standards enacted to protect businesses and personal data, including the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 ("CCPA"). GDPR is a comprehensive European Union privacy and data protection reform, effective in 2018, which applies to companies that are organized in the European Union or otherwise provide services to consumers who reside in the European Union, and imposes strict standards regarding the sharing, storage, use, disclosure and protection of end user data and significant penalties (monetary and otherwise) for non-compliance. The CCPA, which became effective in 2022 established a new privacy framework for covered businesses by, among other things, creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. More recently, on November 3, 2020, California enacted the California Privacy Rights Act (the “CPRA”). The CPRA, which went into effect on January 1, 2023, expands upon the protections provided by the CCPA, including new limitations on the sale or sharing of consumers' personal information, and the creation of a new state agency to enforce the CPRA’s protections. Any failure to comply with GDPR, the CCPA, the CPRA, or other state or regulatory standards, could subject the Company to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, damage to our reputation and credibility, and could have a material adverse effect on our business and results of operations.

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

Capital Expenditures, Expansions, Acquisitions and Divestitures Risks

The integration of ETANCO may not result in anticipated improvements in market position or the realization of anticipated operating synergies or may take longer to realize than expected.

Although we believe that our acquisition of ETANCO will improve our market position and realize positive operating results, including operating synergies, we cannot be assured that these improvements will be obtained or the timing of such improvements. The management and acquisition of businesses involves substantial risks, any of which may result in a material adverse effect on our business and results of operations, including:

•the uncertainty that an acquired business will achieve anticipated operating results;
•significant expenses to integrate;
•diversion of management’s attention from business operations to integration matters;
•departure of key personnel from the acquired business;
•effectively managing entrepreneurial spirit and decision-making;
•integration of different information systems;

•unanticipated costs and exposure to unforeseen liabilities; and
•impairment of assets.

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

A significant number of our employees are represented by labor unions and covered by collective bargaining agreements that will expire between 2023 and 2026. Generally, collective bargaining agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike similar to the strike which was initiated at our Stockton facility in the third quarter of 2019. Although we believe that our relations with our employees are generally good, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if the workers covered by one or more of the collective bargaining agreements engage in a strike, lockout, or other work stoppage, we could have a material adverse effect on production at one or more of our facilities, incur higher labor costs, and, depending upon the length of such dispute or work stoppage, on our business, results of operations, financial position and liquidity.

Risks Related to Our International Operations

International operations and our financial results in those markets may be affected by legal, regulatory, political, currency exchange and other economic risks.

During 2022, revenue from sales outside of the U.S. was $500.4 million, representing approximately 23.6% of consolidated sales. In addition, a significant amount of our manufacturing and production operations are located outside the U.S. As a result, our business is subject to risks and uncertainties associated with international operations, including:

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

We are a global company with significant revenues and earnings generated internationally, which exposes us to the impact of foreign currency fluctuations, as well as political and economic risks.

A significant portion of our net sales and earnings are generated internationally. Sales outside of the U.S. accounted for 23.6% of our consolidated net sales in 2022 and we anticipate that sales from international operations will continue to represent a significant portion of our net sales in the future. In addition, many of our manufacturing facilities and suppliers are located outside of the U.S. Our foreign operations subject us to certain commercial, political and financial risks. Our business in these foreign markets is subject to general political conditions, including any political instability (such as those resulting from war, terrorism and insurrections) and general economic conditions in these markets, such as inflation, deflation, interest rate volatility and credit availability. Additionally, a number of factors, including U.S. relations with the governments of the foreign countries in which we operate, changes to international trade agreements and treaties, increases in trade protectionism, or the weakening or loss of certain intellectual property protection rights in some countries, may affect our business, financial condition and results of operations. Foreign regulatory requirements, including those related to the testing, authorization, and labeling of products and import or export licensing requirements, could affect the availability of our products in these markets.

In addition to risks associated with general political conditions, our international operations are subject to fluctuations in foreign currency exchange rates The functional currency for most of our foreign operations is the applicable local currency. As a result, fluctuations in foreign currency exchange rates affect the results of our operations and the value of our foreign assets and liabilities, which in turn may adversely affect results of operations and cash flows and the comparability of period-to-period results of operations. Foreign governmental policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Given the unpredictability and volatility of foreign currency exchange rates, ongoing or unusual volatility may adversely impact our business and financial conditions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters and principal executive offices in Pleasanton, California, and our principal U.S. manufacturing facilities in Stockton and San Bernardino County, California, McKinney, Texas, West Chicago, Illinois, Columbus, Ohio, and Gallatin,

Tennessee are located in owned premises. The principal manufacturing facilities located outside the U.S., the majority of which we own, are in France, Italy, Romania, Denmark, Germany, Poland, Switzerland, Sweden, Portugal and China. We also own and lease smaller manufacturing facilities, warehouses, research and development facilities and sales offices in the U.S., Canada, the United Kingdom, Europe, Asia, Australia, New Zealand, and Chile. As of February 28, 2023, the Company’s owned and leased facilities were as follows:

	Number
	Of	Approximate Square Footage
	Properties	Owned	Leased	Total
		(in thousands of square feet)
North America	28	2,235	1,031	3,266
Europe	36	1,749	725	2,474
Asia/Pacific	9	175	40	215
Administrative and all other	1	89	—	89
Total	74	4,248	1,796	6,044

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

As of February 23, 2023 there were 46,260 holders of record of the Company’s common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividends

During 2022, the Company paid a total of $43.9 million in cash dividends. On January 24, 2023, we declared a quarterly cash dividend of $0.26 per share of common stock to be paid on April 27, 2023 to stockholders of record as of April 6, 2023. See "Note 19 — Subsequent Events" to the Company's consolidated financial statements. Future dividends, if any, will be determined by the Company’s Board of Directors, based on the Company’s future earnings, cash flows, financial condition and other factors deemed relevant by the Board of Directors. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Stock Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock from December 31, 2017, through December 31, 2022, with the cumulative total return on the S&P 500 Index (a broad equity market index), the Dow Jones U.S. Building Materials & Fixtures Index (a published industry or line-of-business index) and a Peer Group Index over the same period (assuming the investment of $100 in the Company’s common stock and in each of the indices on December 31, 2017, and reinvestment of all dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year). To provide an additional comparison to our performance, we included an index consisting of companies in the building products or construction materials industries that are most comparable to us in terms of size and nature of operations, which group has also been referenced by us in connection with setting our executive compensation. The Peer Group Index below consisted of AAON, Inc., Advance Drainage Systems, Inc., Allegion Plc, American Woodmark Corp, Apogee Enterprises, Inc., Armstrong World Industries, Inc., Atkore Inc., Axek Company Inc., Eagle Materials, Inc., Gibraltar Industries, Inc., Masonite International Corp., Patrick Industries, Inc., PGT Innovations, Inc., Quanex Building Products Corp., Summit Materials, Inc., and Trex Company, Inc.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below shows the monthly repurchases of shares of the Company's common stock in the fourth quarter of 2022.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
October 1 - October 31, 2022	45	$78.40	—	$25,438,087
November 1 - November 30, 2022	47,828	$84.95	47,800	$21,377,692
December 1 - December 31, 2022	69	$94.24	—	$21,377,692
Total	47,942

(1)Pursuant to the $100.0 million repurchase authorization from the Board of Directors on November 18, 2021, and expired on December 31,
2022. See “Note 5 — Stockholder's Equity.

81,543 shares of the Company's common stock were repurchased in 2022, in connection with the withholding of shares to cover payroll taxes on vesting of stock-based compensation awards vested and for retirement eligible employees who retired during 2022.

811,330 of the Company's common stock shares for $78.6 million were repurchased in 2022, pursuant to the Board’s $100.0 million repurchase authorization that was publicly announced on November 18, 2021, which authorization expired on December 31, 2022.

On December 15, 2022, the Board of Directors authorized the repurchase up to $100.0 million of the Company’s common stock from January 1, 2023 through December 31, 2023.

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

In 2021, we unveiled several key growth initiatives that we believe will help us continue our track record of achieving above market revenue growth through a combination of organic and inorganic opportunities. Our organic opportunities are focused on expansion into new markets within our core competencies of wood and concrete products. These key growth initiatives will focus on the OEM, repair and remodel or do-it-yourself, mass timber, concrete and structural steel markets.

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

We also highlighted our five-year ambitions in 2021, which are as follows:

•Strengthen our values-based culture;
•Be the business partner of choice;
•Strive to be an innovative leader in the markets we operate;
•Continue above market growth relative to the United States housing starts;
•Remain within the top quartile of our proxy peers for operating income margin; and
•Remain in the top quartile of our proxy peers for return on invested capital.

We have made progress towards our key growth initiatives since they were first announced in 2021. A few examples from 2022 were:

•Acquired ETANCO which has resulted in additional scale for our legacy European operations, as well as the opportunity to realize synergies in those operations;
•Realigned our sales teams to more specifically focus on five end use markets – Residential, Commercial, OEM, National Retail and Building Technology, which has led to new customer and project wins within five of our key growth initiatives;
•We were awarded a structural steel opportunity In the Commercial market for a healthcare center in which our products will provide a means for bolted attachment of glass façades and temporary guard railings;
•We were awarded a project in the mass timber OEM market for a four-story mixed use building for apartments and retail space;
•Made strategic investments in building technology focused on creating solutions to help our customers be more efficient;
•Achieved product fulfillment rate of 97% in North America;
•Our North America sales volumes grew above housing starts;
•Rolled out over 40 new products during 2022; and
•Invested in venture capital funds and other companies focused on the home building industry and related new technologies.

As we make progress on our key growth initiatives, we believe we can continue our above market growth relative to U.S. housing starts in fiscal 2023 and beyond. These examples further emulate our Founder, Barclay Simpson’s, nine principles of doing business, and more specifically the focus and obsession on customers and users.

Acquisition of ETANCO

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

Upon announcing the acquisition, the Company expected to realize operating income synergies of approximately $30.0 million, on an annual run rate basis following integration efforts. We continue to expect that these synergies will be achieved through expanding the Company's market share by selling its products into new markets and channels, incorporating ETANCO's products into the Company's existing channels, as well as procurement optimization, manufacturing and operating expense efficiencies. Some of these synergies are expected to be delayed due to the current environment in Europe.

Since we announced the transaction back in late December 2021, planning for and initiating the integration of ETANCO has been our primary focus and we believe it has been progressing according to plan. We assembled a project management office that includes a leading globally recognized external advisory consulting group together with a multi-disciplinary team of key management from both Simpson and ETANCO. Because of our complementary cultures and values, our combined team has been working extremely well together as we develop detailed plans for each of our specific integration tracks. We believe our approach has contributed to a high employee retention rate throughout the transition. With the groundwork we have laid so far, we believe we are still well positioned to capture meaningful benefits from those synergies in the coming years.

We incurred $17.3 million in acquisition and integration related costs, and realized $9.8 million in net interest expense on the financing for the acquisition during 2022.

Corporate Developments

Effective January 1, 2023, Mike Olosky, the Company’s President and Chief Operating Officer ("COO") was promoted to be the Company’s Chief Executive Officer ("CEO") and also appointed to the Company's board of directors. The Company's former CEO, Karen Colonias, will remain employed as an Executive Advisor to assist with a smooth and orderly transition until her retirement on June 30, 2023. Ms. Colonias will continue to serve as a member of Simpson's board of directors until she steps down at the 2023 annual meeting of stockholders.

Factors Affecting Our Results of Operations

The Company’s business, financial condition and results of operations depends in large part on the level of United States housing starts and residential construction activity. Though single-family housing starts increased the prior two years, we have seen demand decline recently due to supply-chain factors, inflation and interest rate increases affecting new home starts and completions. However, the Company also supplies product used in multifamily housing construction, which increased compared to last year. Decreases in product prices are expected to be partially offset by lower raw material costs for inventory on hand, while a tight labor market could further negatively affect operating margins for 2023.

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

In prior years, our sales were heavily seasonal with operating results varying from quarter to quarter depending on weather conditions that could delay construction starts. Our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year. Due to efforts in diversifying our global footprint, most notably with our acquisition of ETANCO, sales from our product line, customer base and customer purchases are becoming less seasonal. Political and economic events such as rising energy costs, volatility in the steel market, stressed product transportation systems and increasing interest rates can also have an effect on our gross and operating profits as well. Changes in raw material cost could impact the amount of inventory on-hand, and negatively affect our gross profit and operating margins depending on the timing of raw material purchases or how much sales prices can be increased to offset higher raw material costs.

Our operations also expose us to risks associated with pandemics, epidemics or other public health, such as the
COVID-19 pandemic.

Business Segment Information

Historically our North America segment has generated more revenues from wood construction products compared to concrete construction products. North America sales increased 24.8% for the year ended December 31, 2022 compared to December 31, 2021. Our wood construction product sales increased 34.6% for the year ended December 31, 2022 compared to December 31, 2021 and our concrete construction product sales increased 33.9% over the same periods, for both, primarily due to product price increases throughout 2021 in an effort to offset rising raw material costs and partly due to increased volumes. These product price increases were also the primary contributor to gross profits and operating profits increasing over the same comparable periods. Recently announced decreases for pricing on certain of our wood products for 2023 will likely negatively affect 2023 net sales compared to 2022. We currently anticipate compression of our operating margin for fiscal 2023 compared to 2022 due to the effects of these price decreases, higher average priced steel in cost of sales relative to much of the prior year, and increases in operating expenses.

During 2022, we reviewed the footprint for our U.S. operations with assistance from a third party. As a result, we identified facility expansion in the U.S. that we expect will improve our overall service, production efficiencies and safety in the workplace, as well as reduce our reliance on certain outsourced finished goods and component products and continue to ensure we have ample capacity to meet our customer needs. These investments reinforce our core business model differentiators to remain the partner of choice as we continue to produce products locally and ensure superior levels of customer service. Facility investments have already started in 2022 with the announced expansion of the Columbus facility, expected to be completed in 2024 while additional facility expansions are being considered.

Europe sales increased 103.2% for the year ended December 31, 2022 compared to December 31, 2021, primarily due to the acquisition of ETANCO, which contributed $212.6 million in net sales, along with product price increases. If the Company had not acquired ETANCO, Europe net sales would have declined by $23.5 million as a result of foreign currency translation due to a strengthened United States dollar, and lower sales volumes. Wood construction product sales increased 101.1% for the year ended December 31, 2022 compared to December 31, 2021 with ETANCO contributing $170.3 million. Concrete construction product sales increased 112.5% for the year ended December 31, 2022 compared to December 31, 2021 with ETANCO contributing $42.3 million. Gross profit increased $56.5 million due to the acquisition of ETANCO while gross margins decreased mostly due to ETANCO having a lower gross margin profile, and $13.6 million in non-recurring fair-value adjustments to increase the fair value of acquired inventory as a result of purchase accounting related to the acquisition of ETANCO. Operating income was negatively impacted by higher operating expenses with $48.7 million attributable to ETANCO including $12.9 million in amortization costs for acquired intangibles, the $13.6 million in non-recurring fair-value adjustments noted above and acquisition and integration costs of $17.3 million. Fiscal 2023 will include a full year of ETANCO net sales and operating results compared to nine months for 2022. Operating margins will benefit from the absence of the 2022 non-recurring fair-value adjustments of acquired inventory noted above, as well as less integration costs estimated to be between $6 million to $8 million.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

Business Outlook

Based on business trends and conditions, the Company's outlook for the full fiscal year ending December 31, 2023 is as follows:

•Operating margin is estimated to be in the range of 18% to 20%.

•Interest expense on the outstanding Revolving Credit Facility and Term Loans, which have borrowings of $150.0 million and $433.1 million as of December 31, 2022, respectively, is expected to be approximately $9.7 million, including the benefit from interest rate and cross currency swaps mitigating substantially all of the volatility from changes in interest rates.

•The effective tax rate is estimated to be in the range of 25% to 26%, including both federal and state income tax rates and assuming no tax law changes are enacted.

•Capital expenditures are estimated to be in the range of $90.0 million to $95.0 million including the expected spend of $22.0 million to $25.0 million on its previously announced Columbus, Ohio facility expansion, with the balance of that project to be spent in 2024.

•The Company continues to work on integrating ETANCO into its operations. Plans were developed to realize the Company’s previously identified synergies in the years ahead which resulted in additional costs in 2022 that are expected to continue in 2023. We believe the Company remains well positioned to capture meaningful benefits from the synergies, subject to changing macroeconomic circumstances, which are expected to delay realization of some of the synergy opportunities.

Footnotes
(1) Reflects EUR to USD exchange rate as of April 1, 2022.

Results of Operations

Our discussion of our results focuses on 2022 and 2021 and year-to-year comparisons between those periods. Discussions of 2020 results and year-to-ear comparison between 2021 and 2020 results are not included in this Form 10K and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10K for the fiscal year ended December 31, 2021. The following table sets forth, for the years indicated, the Company’s operating results as a percentage of net sales for the years ended December 31, 2022, 2021 and 2020, respectively:

	Years Ended December 31,
	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of sales	55.5%	52.0%	54.5%
Gross profit	44.5%	48.0%	45.5%
Research and development and other engineering	3.2%	3.8%	4.0%
Selling expense	8.0%	8.6%	8.9%
General and administrative expense	10.8%	12.3%	12.7%
Total operating expense	22.0%	24.7%	25.6%
Acquisition and integration related costs	0.8%	—%	—%
Net gain on disposal of assets	(0.1)%	—%	—%
Income from operations	21.8%	23.3%	19.9%
Interest expense, net and other	(0.4)%	(0.2)%	(0.2)%
Other and foreign exchange loss, net	(0.2)%	(0.4)%	(0.1)%
Income before taxes	21.2%	22.8%	19.7%
Provision for income taxes	5.4%	5.9%	4.9%
Net income	15.8%	16.9%	14.8%

Comparison of the Years Ended December 31, 2022 and 2021

Unless otherwise stated, the results announced below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the year ended December 31, 2022, against the results of operations for the year ended December 31, 2021. Unless otherwise stated, the results announced below, when referencing “both years,” refer to the year ended December 31, 2021 and the year ended December 31, 2022.

Beginning in 2022, the Company changed its presentation for both the North America and the Administrative and all other segment's statement of operations to display allocated expenses and management fees as a separate item below income from operations. During 2021 and 2020, allocated expenses and management fees between the two segments were previously included in gross profit, operating expenses and in income from operations and have been adjusted herein to conform to the 2022 presentation. consolidated income from operations, income before tax and net income for all periods presented below are not affected by the change in presentation

The following table shows the change in the Company’s operations from 2021 to 2022, and the increases or decreases from the prior year, for each category by segment:

		Increase (Decrease) in Operating Segment
		North America		Asia/ Pacific	Admin & All Other
(in thousands)	2021		Europe			2022
Net sales	$1,573,217	$338,100	$203,307	$1,463	$—	$2,116,087
Cost of sales	818,187	208,507	146,855	1,455	(210)	1,174,794
Gross profit	755,030	$129,593	$56,452	$8	$210	941,293
Operating expenses:
Research and development and other engineering expense	59,381	8,113	953	(92)	(1)	68,354
Selling expense	135,004	16,418	17,647	296	13	169,378
General and administrative expense	193,176	(3,865)	24,682	230	14,245	228,468
Operating expenses	387,561	20,666	43,282	434	14,257	466,200
Net gain (loss) on disposal of assets	(324)	97	(1,134)	44	—	(1,317)
Acquisition and integration related costs	—	—	17,343	—	—	17,343
Income from operations	367,793	108,830	(3,039)	(470)	(14,047)	459,067
Interest expense, net and other	(1,386)	1,784	(7,722)	(172)	(98)	(7,594)
Foreign exchange gain (loss)	(7,858)	(17,652)	1,050	841	20,211	(3,408)
Income before income taxes	358,549	92,962	(9,711)	199	6,066	448,065
Provision for income taxes	92,102	24,575	(2,634)	850	(823)	114,070
Net income	$266,447	$68,387	$(7,077)	$(651)	$6,889	$333,995

Net Sales increased 34.5% to $2,116.1 million from $1,573.2 million primarily due to product price increases and the acquisition of ETANCO, which contributed $212.6 million in net sales, partly offset by the negative effect of $27.8 million in foreign currency translation related mostly to Europe's currencies weakening against the United States dollar. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 87% of the Company’s total net sales for both years ended December 31, 2022 and 2021. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 13% of the Company’s total net sales for both years ended December 31, 2022 and 2021.

Gross profit increased to $941.3 million from $755.0 million. Gross margins decreased to 44.5% from 48.0%, primarily due to higher material costs realized through cost of sales, and $13.6 million in non-recurring fair-value adjustments for inventory related to the acquisition of ETANCO. Gross margins, including some inter-segment expenses, which were eliminated in consolidation, and excluding certain expenses that are allocated according to product group, decreased to 44.4% from 47.9% for wood construction products and decreased to 43.9% from 44.4% for concrete construction products.

Research and development and other engineering expense increased 15.1% to $68.4 million from $59.4 million, primarily due to increases of $7.4 million in personnel costs, $1.1 million in professional fees, and $0.9 million in travel costs, partially offset by a decrease of $0.8 million in cash profit sharing expense.

Selling expense increased 25.5% to $169.4 million from $135.0 million, primarily due to increases of $20.3 million in personnel costs, $7.6 million in travel-related expenses, $6.1 million in advertising and promotional expense, $1.4 million in professional fees, and $0.9 million in leasing related costs, partially offset by decreases of $4.9 in commission expense and $0.3 million in stock based compensation expense.

General and administrative expense increased 18.3% to $228.5 million from $193.2 million, primarily due to increases of $12.7 million in depreciation and amortization, $9.5 million in personnel costs, $4.5 million in professional fees, $3.5 million of computer and software related costs, and $1.7 million in travel costs, partially offset by decreases of $2.6 million in stock-based compensation, and $1.9 million in cash profit sharing expense.

Our effective income tax rate decreased to 25.5% from 25.7%.

Net income was $334.0 million compared to $266.4 million. Diluted net income per share of common stock was $7.76 compared to $6.12.

Net Sales

The following table shows net sales by segment for the years ended December 31, 2021 and 2022, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Total
December 31, 2021	$1,362,941	$196,996	$13,280	$1,573,217
December 31, 2022	1,701,041	400,303	14,743	2,116,087
Increase	$338,100	$203,307	$1,463	$542,870
Percentage increase	24.8%	103.2%	11.0%	34.5%

The following table shows segment net sales as percentages of total net sales for the years ended December 31, 2021 and 2022, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2021 net sales	87%	13%	—%	100%
Percentage of total 2022 net sales	80%	19%	1%	100%

Gross Profit

The following table shows gross profit by segment for the years ended December 31, 2021 and 2022, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
December 31, 2021	$681,137	$69,164	$4,902	$(173)	$755,030
December 31, 2022	810,730	125,616	4,910	37	941,293
Increase	$129,593	$56,452	$8	$210	$186,263
Percentage increase	19.0%	81.6%	*	*	24.7%
* The statistic is not meaningful or material.

The following table shows gross margins by segment for the years ended December 31, 2021 and 2022, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2021 gross margin	50.0%	35.1%	36.9%	*	48.0%
2022 gross margin	47.7%	31.4%	33.3%	*	44.5%
* The statistic is not meaningful or material.

North America

•Net sales increased 24.8% primarily due to product price increases that took effect throughout 2021 in an effort to offset rising material costs as well as higher sales volumes. Canada's sales increased primarily due to increases in sales volume and were negatively affected by $2.9 million foreign currency translation in local currency.

•Gross margin decreased to 47.7% from 50.0%, primarily due to higher material and factory & tooling costs, each as a percentage of net sales, and were partly offset by decreases in labor, warehouse and freight costs, each as a percentage of net sales.

•Research and development and engineering expense increased $8.1 million, primarily due to increases of $4.5 million in professional fees, $4.1 million in personnel costs, $0.8 million in travel related costs, and $0.2 million in stock-based compensation, offset by $1.9 million higher software development expenses capitalized and a decrease of $0.8 million cash profit sharing expense.

•Selling expense increased $16.4 million, primarily due to increases of $7.1 million in personnel costs, $5.9 million in advertising and trade show events, $5.5 million in travel related costs, and $1.7 million in professional fees, partly offset by decreases of $4.4 million in sales commission and $0.3 million of stock-based compensation.

•General and administrative expense decreased $3.9 million, primarily due to decreases of $8.3 million in professional fees, including legal fees, $1.6 million in cash profit sharing expense, $1.4 million in depreciation and amortization. and $0.8 million in stock-based compensation, partially offset by increases of $4.3 million of personal costs, and $2.8 million in computer software and hardware costs.

•Income from operations increased $108.8 million, mostly due to increases in sales and gross profit, partly offset by higher operating expenses.

Europe

•Net sales increased 103.2%, primarily due to the acquisition of ETANCO, which contributed $212.6 million in net sales, along with product price increases, partially offset by the negative effect of approximately $23.5 million in foreign currency translation.

•Gross margin decreased to 31.4% from 35.1%, while gross profit increased $56.5 million. Europe gross profit included $59.5 million from the acquisition of ETANCO, which includes $13.6 million non-recurring fair-value adjustment for inventory costs as a result of purchase accounting.

•Income from operations decreased $3.0 million, primarily due to $7.0 million in professional fees incurred prior to the acquisition of ETANCO. ETANCO contributed $0.5 million to income from operations, which included charges for $13.6 million in inventory adjustments, $12.4 million of amortization on acquired intangible assets, and $10.3 million of integration costs for a total of $36.9 million.

Asia/Pacific

•For information about the Company’s Asia/Pacific segment, please refer to the table above setting forth changes in our operating results for the years ended December 31, 2022 and 2021.

Administrative and All Other

•General and administrative expense increased $14.2 million, primarily due to increases of $15.8 million in professional and legal fees and $0.6 million insurance related costs offset by decreases of $1.7 million in stock-based compensation expenses, $0.6 million in cash profit sharing expenses.

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

Business Combinations.

Accounting for business combinations requires us to make significant estimates and assumptions. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets.

Critical estimates in valuing certain of the intangible assets and goodwill we have acquired are:

•future expected cash flows from operations;
•historical and expected customer attrition rates and anticipated growth in revenue from acquired customers;
•assumptions about the period of time the acquired trade name will continue to be used in our offerings; and
•discount rates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

During fiscal year 2022, we revised our European reporting units due to the acquisition of ETANCO and changes to the management, product distribution and operations structure of our legacy European operations. Subsequent to this change, all European reporting units, including the S&P Clever reporting unit, but excluding ETANCO, were consolidated for reporting purposes into one overall Europe reporting unit. ETANCO will remain its own reporting unit until its integrated into our other European operations, and there are sufficient economic similarities between the ETANCO and the European reporting units. A qualitative assessment was performed immediately preceding the reporting unit change and determined that it was not more likely than not that any impairment existed prior to the reporting unit change. For the Company’s remaining reporting units, the reporting unit level is generally one level below the operating segment, which is at the country level, except for the United States and Australia.

During the annual impairment assessment performed in fourth quarter of 2021, we performed a quantitative impairment test over all reporting units. During the fourth quarter of 2022, we completed our annual impairment assessment by performing a qualitative assessment. For this qualitative assessment, we assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units as compared to their quantitative fair value measurement determined in the fourth quarter of 2021. Based on the qualitative assessment performed, the Company concluded that there was no evidence of events or circumstances that would indicate a material change from the Company’s prior year quantitative assessment by reporting unit and therefore, it was more likely than not that the estimated fair value of reporting units exceeded their respective carrying values.

The 2022 and 2021 annual testing of goodwill and intangible assets for impairment did not result in impairment charges.

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

Liquidity and Capital Resources

On March 30, 2022, the Company entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for a 5-year revolving credit facility of $450.0 million, which includes a letter of credit-sub-facility up to $50.0 million, and for a 5-year term loan facility of $450.0 million. The Company borrowed $250.0 million, under the revolving credit facility and $450.0 million under the term loan facility to finance a portion of the purchase price of the Company’s acquisition of ETANCO. The outstanding balances as of December 31, 2022, were $150.0 million and $433.2 million on the Revolving Credit Facility and Term Loans, respectively.

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

The Company has certain contractual obligations, primarily debt interest, operating leases and purchase obligations, which include annual facility fees. Refer to "Note 11 - Leases" (Part II, Item 8), "Note 14 - Debt" and "Note 15 - Commitment and Contingencies" for details related to the Company's obligations and debt annual facility fees. The Company did not have any significant off-balance sheet commitments as of December 31, 2022.

As of December 31, 2022, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions, and includes $77.9 million held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the U.S. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

The following table presents selected financial information as of December 31, 2022, 2021 and 2020, respectively:

	As of December 31,
(in thousands)	2022	2021	2020

Cash and cash equivalents	$300,742	$301,155	$274,639
Property, plant and equipment, net	361,555	259,869	255,184
Equity investment, goodwill and intangible assets	863,841	170,309	162,644
Working capital	529,945	453,078	559,078

The following table presents the significant categories of cash flows for the twelve months ended December 31, 2022, 2021 and 2020, respectively:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by (used in):
Operating activities	$399,821	$151,295	$207,572
Investing activities	(870,244)	(58,805)	(39,853)
Financing activities	465,526	(71,616)	(126,777)

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

In 2022, operating activities provided $399.8 million in cash and cash equivalents as a result of $334.0 million from net income and $83.8 million from non-cash adjustments to net income which includes depreciation and amortization, stock-based compensation and non-recurring inventory fair-value adjustments from the acquisition of ETANCO, partially offset by a decrease of $18.0 million for the net change in operating assets and liabilities.

Cash used in investing activities of $870.2 million during the year ended December 31, 2022, was mostly for the $805.4 million acquisition of ETANCO net of cash acquired, coupled with capital spending of $62.4 million, which was primarily used for machinery and equipment purchases and facility expansion projects. Based on current information and subject to future events and circumstances, capital expenditures are estimated to be in the range of $90.0 million to $95.0 million for 2023 including the expected spend of $22.0 million to $25.0 million on our previously announced Columbus, Ohio facility expansion, with the balance of that project to be spent in 2024. Our growth investments will be primarily focused on purchases of new equipment to support increased productivity and efficiencies, enhancements to our existing facilities to expand our manufacturing footprint in-line with increasing customer needs, as well as investments for adjacencies and key growth initiatives.

Cash provided by financing activities of $465.5 million during the year ended December 31, 2022, consisted primarily of $583.2 million in loan proceeds (net of principal payments) used for the acquisition of ETANCO, offset by $78.6 million for the repurchase of the Company’s common stock and $43.9 million used to pay cash dividends. During 2022, we purchased, received and retired 811,330 shares of the Company’s common stock on the open market at an average price of $96.91 per share, for a total of $78.6 million under a previously announced $100.0 million share repurchase authorization (which expired at the end of 2022).

On December 15, 2022, the Board authorized the Company to repurchase up to $100.0 million of the Company's common stock, effective January 1, 2023 through December 31, 2023. Further, on January 24, 2023, the Company's Board of Directors (the "Board") declared a quarterly cash dividend of $0.26 per share payable on April 27, 2023 to stockholders of record on April 6, 2023, and estimated to be $11.1 million in total.

For the fiscal year ended December 31, 2022, the Company returned $122.5 million to the Company's stockholders, which represents 36.2% of our free cash flow from operations during the same period. Since the beginning of 2019 to the fiscal year ended December 31, 2022, we have returned $405.9 million to stockholders, which represents 51.9% of our free cash flow and over the same period the Company has repurchased over 3.1 million shares of the Company's common stock, which represents approximately 6.8% of the outstanding shares of the Company's common stock.

Cash flows from operating activities years ended December 31, 2021 and 2020 are incorporated by reference to Form 10-K 2021 filing.

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

See “Item 3 — Legal Proceedings” above and “Note 15 — Commitments and Contingencies” to the Company’s consolidated financial statements.

Inflation and Raw Materials

Inflation rates increased significantly during fiscal year 2022, which have negatively affected material costs as well as labor costs and other costs of doing business, and as such may adversely affect our operating profits if we cannot recover the higher costs through price increases. Our main raw material is steel, and as such, increases in steel prices may adversely affect our gross margin if we cannot recover the higher costs through price increases. See “Item 1 — Raw Materials” and “Item 1A — Risk Factors.”

Indemnification

In the normal course of business, to facilitate transactions of services and products, we have agreed to indemnify certain parties with respect to certain matters. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and the Company’s bylaws as permitted by the Company’s certificate of incorporation require the Company to indemnify corporate servants, including our officers and directors, to the fullest extent permitted by law. The Company maintains directors and officers liability insurance coverage to reduce its exposure to such obligations. The Company has not incurred significant obligations under indemnification provisions historically, and does not expect to incur significant obligations in the future. It is not possible to determine the maximum potential amount under these indemnities due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Accordingly, the Company has not recorded any liability for costs related to these indemnities through December 31, 2022.

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

We may manage our exposure to transactional exposures by entering into foreign currency forward contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. In 2021 and 2022, we entered into financial contracts at various times to hedge the risk of fluctuations associated with the Euro and the Chinese Yuan. Refer to “Note 9 — Derivative Instruments” to the Company’s consolidated financial statements.

Foreign currency translation adjustments on our underlying assets and liabilities resulted in an accumulated other comprehensive loss of $20.7 million for the year ended December 31, 2022, due to the effects of the strengthening United States Dollar in relation to almost all other countries, The loss was offset by $32.3 million in accumulated other comprehensive gains from foreign currency forward contracts. Refer to “Note 5 — Stockholders Equity” to the Company’s consolidated financial statements.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Amended and Restated Credit Agreement, which bears interest at variable rates. As of December 31, 2022, the outstanding debt under the Amended and Restated Credit Agreement subject to interest rate fluctuations was $583.2 million. The variable interest rates on the Credit Agreement fluctuate and expose us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We have entered into an interest rate swap agreement to convert the variable interest rate on our revolver and term loan to fixed interest rates. The objective of the interest rate swap agreement is to eliminate the variability of the interest payment cash flows associated with the variable interest rate outstanding under the borrowings. We designated the interest rate swaps as cash flow hedges. Refer to Note 9, "Derivatives Instruments" to the Company’s consolidated financial statements, for further information on our interest rate swap contracts in effect as of December 31, 2022.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, a significant raw material upon which our manufacturing depends. Steel cost started decreasing at the end of 2022 relative to the significant increases experienced in 2021 and 2020 due to the worldwide raw material shortage stemming from the COVID-19 pandemic. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs would also increase. While historically we have successfully mitigated these increased costs through the implementation of price increases, in the future we may not be able to successfully mitigate these costs, which could cause our operating margins to decline.

Item 8. Consolidated Financial Statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Simpson Manufacturing Co., Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Simpson Manufacturing Co., Inc., (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2023 expressed an unqualified opinion.

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

Valuation of acquired customer relationships intangible asset – ETANCO acquisition

As described further in Note 3 to the financial statements, the Company completed the acquisition of Fixco Invest S.A.S (“ETANCO”) for $805.4 million in cash consideration, which resulted in $225.0 million of customer relationships being recorded. The transaction was accounted for as a business combination using the acquisition method of accounting. We identified the valuation of the acquired customer relationships intangible asset as a critical audit matter.

The principal considerations for our determination that the Company’s assessment of the fair value of the customer relationships intangible asset represents a critical audit matter are that the judgments and key assumptions made in assessing the fair value of customer relationships are complex and subjective, resulting in estimation uncertainty. The significant assumptions utilized to determine the fair value included prospective financial information, long-term growth, discount and customer attrition rates. Auditor subjectivity and effort was required to evaluate management’s judgments and assumptions.

Our audit procedures related to the valuation of the customer relationships intangible asset included the following, among others.
•We inspected the purchase agreement and evaluated management’s process for identifying and estimating the fair value of the customer relationships intangible asset.

•We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its valuation of the customer relationships intangible asset and the determination of the significant assumptions.

•We evaluated the Company's selection of the valuation methodology and the significant assumptions for reasonableness. Evaluating the reasonableness of the significant assumptions involved consideration of industry data, historical results and evidence obtained in other areas of the audit.

•We evaluated the qualifications of the external third-party valuation specialist engaged by management in the fair value determination.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2015.

San Francisco, California
February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Simpson Manufacturing Co., Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Simpson Manufacturing Co., Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of FIXCO Invest S.A.S. (“ETANCO”), a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 26 percent and 10 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management’s Report, ETANCO was acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of ETANCO.

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
February 28, 2023

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$300,742	$301,155
Trade accounts receivable, net	269,124	231,021
Inventories	556,801	443,756
Other current assets	52,583	22,903
Total current assets	1,179,250	998,835
Property, plant and equipment, net	361,555	259,869
Operating lease right-of-use assets	57,652	45,438
Goodwill	495,672	134,022
Intangible assets, net	362,917	26,269
Other noncurrent assets	46,925	19,692
Total assets	$2,503,971	$1,484,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$97,841	$57,215
Accrued liabilities and other current liabilities	228,222	187,387
Long-term debt, current portion	22,500	—
Total current liabilities	348,563	244,602
Long-term debt, net of current portion and issuance costs	554,539	—
Operating lease liabilities	46,882	37,091
Deferred income tax and other long-term liabilities	140,608	18,434
Total liabilities	1,090,592	300,127
Commitments and contingencies (see Note 15)
Stockholders’ equity
Common stock, par value $0.01; authorized shares, 160,000; issued and outstanding shares, 42,560 and 43,217 at December 31, 2022 and 2021, respectively	425	432
Additional paid-in capital	298,983	294,330
Retained earnings	1,118,030	906,841
Accumulated other comprehensive loss	(4,059)	(17,605)
Total stockholders’ equity	1,413,379	1,183,998
Total liabilities and stockholders’ equity	$2,503,971	$1,484,125

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Net sales	$2,116,087	$1,573,217	$1,267,945
Cost of sales	1,174,794	818,187	691,561
Gross profit	941,293	755,030	576,384
Operating expenses:
Research and development and other engineering	68,354	59,381	50,807
Selling	169,378	135,004	112,517
General and administrative	228,468	193,176	161,029
Total operating expenses	466,200	387,561	324,353
Acquisition and integration related costs	17,343	—	—
Net gain on disposal of assets	(1,317)	(324)	(332)
Income from operations	$459,067	$367,793	$252,363
Interest expense, net and other	(7,594)	(1,386)	(2,012)
Other & foreign exchange loss, net	(3,408)	(7,858)	(787)
Income before taxes	448,065	358,549	249,564
Provision for income taxes	114,070	92,102	62,564
Net income	$333,995	$266,447	$187,000
Other comprehensive income
Translation adjustment	(20,733)	(7,313)	14,172
Unamortized pension adjustments, net of tax	2,065	404	(161)
Cash flow hedge adjustment, net of tax	32,214	(268)	390
Comprehensive income	$347,541	$259,270	$201,401
Net income per common share:
Basic	$7.78	$6.15	$4.28
Diluted	$7.76	$6.12	$4.27
Weighted average number of shares of common stock outstanding
Basic	42,925	43,325	43,709
Diluted	43,047	43,532	43,841

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2020, 2021 and 2022
(In thousands, except per share data)

			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings		Treasury Stock
	Shares	Par Value					Total
Balance as of January 1, 2020	44,209	$442	$280,216	$645,507	$(24,829)	$(9,379)	$891,957
Net income	—	—	—	187,000	—	—	187,000
Translation adjustment, net of tax	—	—	—	—	14,172	—	14,172
Pension adjustment, net of tax	—	—	—	—	(161)	—	(161)
Adoption of new accounting standards	—	—	—	—	390	—	390
Stock-based compensation expense	—	—	11,410	—	—	—	11,410
Repurchase of common stock	(1,053)	—	—	—	—	(76,189)	(76,189)
Retirement of common stock	—	(10)	—	(72,048)	—	72,058	—
Cash dividends declared on common stock, $0.92 per share	—	—	—	(40,018)	—	—	(40,018)
Shares issued from release of restricted stock units	166	1	(7,960)	—	—	—	(7,959)
Common stock issued at $88.31 per share	4	—	341	—	—	—	341
Balance as of December 31, 2020	43,326	433	284,007	720,441	(10,428)	(13,510)	980,943
Net income	—	—	—	266,447	—	—	266,447
Translation adjustment, net of tax	—	—	—	—	(7,313)	—	(7,313)
Pension adjustment, net of tax	—	—	—	—	404	—	404
Derivative instrument adjustment, net of tax	—	—	—	—	(268)	—	(268)
Stock-based compensation expense	—	—	15,029	—	—	—	15,029
Repurchase of common stock	(222)	—	—	—	—	(24,125)	(24,125)
Retirement of common stock	—	(3)	—	(37,632)	—	37,635	—
Cash dividends declared on common stock, $0.98 per share	—	—	—	(42,415)	—	—	(42,415)
Shares issued from release of restricted stock units	106	2	(5,397)	—	—	—	(5,395)
Common stock issued at $93.45 per share	7	—	691	—	—	—	691
Balance as of December 31, 2021	43,217	432	294,330	906,841	(17,605)	—	1,183,998
Net income	—	—	—	333,995	—		333,995
Translation adjustment, net of tax	—	—	—	—	(20,733)	—	(20,733)
Pension adjustment, net of tax	—	—	—	—	2,065	—	2,065
Derivative instrument adjustments, net of tax	—	—	—	—	32,214	—	32,214
Stock-based compensation expense	—	—	12,422	—	—	—	12,422
Repurchase of common stock	(811)	—	—	—	—	(78,622)	(78,622)
Retirement of common stock	—	(8)	—	(78,614)	—	78,622	—
Cash dividends declared on common stock, $1.03 per share	—	—	—	(44,192)	—	—	(44,192)
Shares issued from release of restricted stock units	138	1	(9,553)	—	—	—	(9,552)
Common stock issued at $110.13 per share	16	—	1,784	—	—	—	1,784
Balance at December 31, 2022	42,560	$425	$298,983	$1,118,030	$(4,059)	$—	$1,413,379
—
The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$333,995	$266,447	$187,000
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets and other	(1,317)	(160)	(332)
Depreciation and amortization	60,890	42,477	38,767
Noncash lease expense	11,327	9,562	6,984
Inventory step-up expense	13,572	—	—
Loss (income) in equity method investment, before tax	(914)	2,276	14
Deferred income taxes	(13,156)	(915)	3,179
Noncash compensation related to stock plans	14,980	17,715	13,507
Provision for (benefit from ) doubtful accounts	1,146	393	(98)
Deferred hedge gain	(2,690)	—	—
Changes in operating assets and liabilities, (net of amounts acquired from ETANCO see Note 3)
Trade accounts receivable	19,763	(67,993)	(22,107)
Inventories	(28,421)	(164,202)	(27,219)
Other current assets	(6,107)	(1,951)	(845)
Trade accounts payable	(4,016)	10,235	11,360
Accrued liabilities and other current liabilities	20,394	50,548	7,754
Other noncurrent assets and liabilities	(19,625)	(13,137)	(10,392)
Net cash provided by operating activities	399,821	151,295	207,572
Cash flows from investing activities
Capital expenditures	(62,362)	(43,738)	(32,579)
Acquisitions, net of cash acquired (See Note 3)	(805,904)	(218)	(2,797)
Purchases of intangible assets	(4,861)	(5,856)	(5,330)
Purchases of Equity investments	(3,178)	(9,829)	—
Termination forward contracts	3,535	—	—
Proceeds from sale of property and equipment	2,526	836	853
Net cash used in investing activities	(870,244)	(58,805)	(39,853)
Cash flows from financing activities
Proceeds from lines of credit	717,268	16,752	169,164
Repayments of line of credit and capital leases	(134,120)	(16,408)	(170,680)
Termination of cash flow hedge	21,252	—	—
Debt issuance costs	(6,804)	(819)	(712)
Repurchase of common stock	(78,622)	(24,125)	(76,189)
Dividends paid	(43,895)	(41,619)	(40,400)
Cash paid on behalf of employees for shares withheld	(9,553)	(5,397)	(7,960)
Net cash provided by (used in) financing activities	465,526	(71,616)	(126,777)
Effect of exchange rate changes on cash	4,484	5,642	3,487
Net increase (decrease) in cash and cash equivalents	(413)	26,516	44,429
Cash and cash equivalents at beginning of year	301,155	274,639	230,210
Cash and cash equivalents at end of year	$300,742	$301,155	$274,639

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
Interest	$17,028	$1,597	$1,598
Income taxes	113,208	83,662	63,035
Noncash activity during the year for
Noncash capital expenditures	$1,671	$99	$3,719
Contingent consideration for intangible acquisition	6,500	—	547
Issuance of Company’s common stock for compensation	960	691	341
Dividends declared but not paid	11,223	10,806	9,999

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

Cash Equivalents

The Company classifies investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. As of December 31, 2022, and 2021, the value of these investments was $125.1 million and $26.4 million, respectively, consisting of U.S. Treasury securities and money market funds. The value of the investments is based on cost, which approximates fair value based on Level 1 inputs.

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

The changes in the allowance for doubtful accounts receivable for the year ended December 31, 2022 are outlined in the table below:

	Balance as of			Balance as of
(in thousands)	December 31, 2021	Expense (Deductions), net	Write-Offs[1]	December 31, 2022

Allowance for Doubtful Accounts	$1,933	$1,663	$356	$3,240

1Amount is net of recoveries and the effect of foreign currency fluctuations for the year ended December 31, 2022

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in money market funds and trade accounts receivable. The Company maintains its cash on demand deposit and in money market accounts held in 31 banks, and at times these cash and investments may be in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). However, we have not experienced any losses on these accounts.

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

The Company applies net realizable value and makes estimates for obsolescence to the gross value of the inventory. Estimated net realizable value is based on estimated selling price less further costs to completion and disposal. The Company impairs slow-moving products by comparing inventories on hand to projected demand. If the on-hand supply of a product exceeds projected demand or if the Company believes the product is no longer marketable, the product is considered obsolete inventory. The Company revalues obsolete inventory to its net realizable value and has consistently applied this methodology. When impairments are established, a new cost basis for the inventory is created. An unexpected change in market demand, building codes or buyer preferences could reduce the rate of inventory turnover and require the recognition of more obsolete inventory.

Other Current Assets

Other current assets, which are less than 5% of current assets, consist primarily of prepaid expenses, derivative assets-current, and other miscellaneous assets.

Warranties and recalls

The Company provides product warranties for specific product lines and records estimated expenses in the period in which the recall occurs, none of which has been material to the consolidated financial statements. In a limited number of circumstances, the Company may also agree to indemnify customers against legal claims made against those customers by the end users of the Company’s products. Historically, payments made by the Company, if any, under such agreements have not had a material effect on its consolidated statement of operations, cash flows or financial position.

Equity Investments

The Company accounts for investments and ownership interests under equity method accounting when it has the ability to exercise significant influence but does not have a controlling financial interest. The Company records its interest in the net earnings of its equity method investees, along with adjustments for unrealized profits or losses within earnings or loss from equity interests in the consolidated statement of operations. The investment is reviewed for impairment whenever factors indicate the carrying amount might not be recoverable and the decrease in value, if any, is recognized in the period the impairment occurs in the consolidated statement of operations.

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

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company as of December 31, 2022 and 2021:

	2022			2021
(in millions)	Level 1	Level 2	Level 3	Level 1
Cash equivalents (1)	$125.1	$—	$—	$26.4
Term loan due 2027 (2)	—	433.1	—	—
Revolver due 2027 (2)	—	150.0	—	—
Derivative instruments - assets (3)	—	43.9	—	—
Derivative instruments - liabilities (3)	—	8.0	—	—
Contingent considerations	—	—	6.5	—

(1) The carrying amounts of cash equivalents, representing government and other money market funds traded in an active market with relatively short maturities, are reported on the consolidated balance sheet as of December 31, 2022 and 2021 as a component of "Cash and cash equivalents".
(2) The carrying amounts of our term loan and revolver approximate fair value as of December 31, 2022 based upon their terms and conditions as disclosed in Note 14 in comparison to debt instruments with similar terms and conditions available on the same date.
(3) Derivatives for interest rate, foreign exchange and forward swap contracts are discussed in Note 9.

Derivative Instruments

The Company uses derivative instruments as a risk management tool to mitigate the potential impact of certain market risks. Foreign currency and interest rate risk are the primary market risks the Company manages through the use of derivative instruments, which are accounted for as cash flow hedges or net investment hedges under the accounting standards and carried at fair value as other current or noncurrent assets or as other current or other long-term liabilities in the consolidated balance sheets. Assets and liabilities with the legal right of offset are not offset in the consolidated balance sheets. Net deferred gains and losses related to changes in fair value of cash flow hedges are included in accumulated other comprehensive income/loss ("OCI"), a component of stockholders' equity in the consolidated balance sheets; and are reclassified into the line item in the consolidated statement of operations in which the hedged items are recorded in the same period the hedged item affects earnings. The effective portion of gains and losses attributable to net investment hedges is recorded net of tax to OCI to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to OCI are limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. Changes in fair value of any derivatives that are determined to be ineffective are immediately reclassified from OCI into earnings.

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

Depreciation and Amortization

Software, including amounts capitalized for internally developed software is amortized on a straight-line basis over an estimated useful life of three to five years. Machinery and equipment is depreciated using accelerated methods over an estimated useful life of three to ten years. Buildings and site improvements are depreciated using the straight-line method over their estimated useful lives, which range from 15 to 45 years. Leasehold improvements are amortized using the straight-line method over the shorter of the expected life or the remaining term of the lease. Purchased intangible assets with finite useful lives are amortized using the straight-line method over the estimated useful lives of the assets. The weighted-average amortization period for all amortizable intangibles on a combined basis is 9.1 years.

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

Product and Software Research and Development Costs

Product research and development costs, which are included in operating expenses and are charged against income as incurred, were $15.7 million, $12.3 million and $10.1 million in 2022, 2021 and 2020, respectively. Product research and development expenses include all related personnel costs including salary, benefits, retirement, stock-based compensation costs, as well as computer and software costs, professional fees, supplies, tools and maintenance costs. In 2022, 2021 and 2020, the Company incurred software development expenses related to its ongoing expansion into the plated truss market and some of the software development costs were capitalized. See "Note 8 — Property, Plant and Equipment." The Company amortizes acquired patents over their remaining lives and performs periodic reviews for impairment. The cost of internally developed patents is expensed as incurred.

Selling Costs

Selling costs include expenses associated with selling, merchandising and marketing the Company’s products. Major components of these expenses are personnel, sales commissions, facility costs such as rent, depreciation and utilities, professional services, information technology costs, sales promotion, advertising, literature and trade shows.

Advertising Costs

Advertising costs are included in selling expenses and were $12.6 million, $8.4 million and $8.2 million in 2022, 2021, and 2020, respectively.

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

Accounting for Stock-Based Compensation

The Company recognizes stock-based compensation expense related to the estimated fair value of restricted stock awards on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term of three or four years. Stock-based compensation related to performance share grants are measured based on grant date fair value and expensed on a graded basis over the service period of the awards, which is generally a performance period of three years. The performance conditions are based on the Company's achievement of revenue growth and return on invested capital over the performance period and are evaluated for the probability of vesting at the end of each reporting period with changes in expected results recognized as an adjustment to expense. The assumptions used to calculate the fair value of restricted stock grants are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Income Taxes

Income taxes are calculated using an asset and liability approach. The provision for income taxes includes federal, state and foreign taxes currently payable, and deferred taxes due to temporary differences between the financial statement and tax bases of assets and liabilities. In addition, future tax benefits are recognized to the extent that realization of such benefits is more likely than not. This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws in the year of enactment.

Net Income per Share

Basic net income per common share is computed based on the weighted average number of common shares outstanding. Potentially dilutive shares are included in the diluted per-share calculations using the treasury stock method for all periods when the effect of their inclusion is dilutive.

Accounting Standards Not Yet Adopted

Newly issued and effective accounting standards during 2022 were determined to be not relevant or material to the Company.

2.Revenue from Contracts with Customers

Disaggregated revenue

The Company disaggregates net sales into the following major product groups as described in its segment information included in these financial statements under Note 19.

Wood Construction Products Revenue. Wood construction products represented approximately 87%, 87%, and 85% of total net sales in the years ended December 31, 2022, 2021, and 2020 respectively.

Concrete Construction Products Revenue. Concrete construction products represented approximately 13%, 13%, and 15% of total net sales in the years ended December 31, 2022, 2021 and 2020, respectively.

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

Other revenue. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and services were less than 0.1% of net sales for 2022, 2021 and 2020 and recognized as the services are completed or by transferring control over a product to a customer at a point in time. Services may be sold separately or in bundled packages. The typical contract length for services is generally less than one year. For bundled packages, the Company accounts for individual services separately when they are distinct within the context of the contract. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the services.

Reconciliation of contract balances

Contract assets are the right to receive consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of December 31, 2022 and 2021, the Company had no material contract assets or contract liabilities from contracts with customers.

Other accounting considerations

Volume discounts. Volume discounts are accounted for as variable consideration because the transaction price is uncertain until the customer completes or fails to purchase the specified volume of purchases (consideration is contingent on a future outcome - occurrence or nonoccurrence). In addition, the Company applies the volume rebate or discount retrospectively, because the final price of each product or services sold depends on the customer's total purchases subject to the rebate program. Estimated rebates are deducted from revenues based on the gross transaction price and historical experience with the customer.

Rights of return and other allowances. Rights of return create variability in the transaction price. The Company accounts for returned product during the return period as a refund to customer and not a performance obligation. The estimated allowance for returns is based on historical percentage of returns and allowance from prior periods and the customer's historical purchasing pattern. This estimate is deducted from revenues based on the gross transaction price.

Principal versus Agent. The Company considered the principal versus agent guidance of the new revenue recognition standard and concluded that the Company is the principal in a third-party transaction. The Company manufactures its products and has control over the transfer of its products to Dealer Distributors, Contract Distributors, and end customers.

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

Advertising costs. Cooperative advertising and partnership discounts are consideration payable to a customer and not payment in exchange for a distinct product or service at fair value. Estimated cooperative advertising and partnership discounts are reductions of the transaction price.

3. Acquisition

On April 1, 2022, the Company completed its acquisition of 100% of the outstanding equity interest of FIXCO Invest S.A.S. (together with its subsidiaries, "ETANCO") for total purchase consideration of $805.4 million, net of cash acquired (the "Acquisition"). The Acquisition was completed pursuant to the securities purchase agreement dated January 26, 2022, as amended (the “SPA”), by and among the Company, Fastco Investment, Fastco Financing, LRLUX and certain other security holders. The purchase price for the Acquisition was paid using cash on hand and borrowings in the amount of $250.0 million under the revolving credit facility and $450.0 million under the term loan facility. See Note 14 for further information on the Amended and Restated Credit Facility.

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

ETANCO’s results of operations were included in the Company's consolidated financial statements from the April 1, 2022 acquisition date, and as such, only includes ETANCO's results of operations for the nine months ending December 31, 2022. ETANCO had net sales of $212.6 million and a net loss of $5.9 million for the nine months ended December 31, 2022, which includes costs related to fair-value adjustments for acquired inventory, amortization of acquired intangible assets, and expenses incurred for integration.

Purchase price allocation

The Acquisition was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”) which requires, among other things, assets acquired and liabilities assumed in a business combination be recorded at fair value as of the acquisition date with limited exceptions.

The allocation of the $824.4 million purchase price, including cash, to the estimated fair values of the tangible and intangible assets acquired and liabilities assumed is as follows:

(in thousands)	Amount
Cash and cash equivalents	$19,010
Trade accounts receivable, net	63,607
Inventory	107,185
Other current assets	4,491
Property and equipment, net	89,695
Operating lease right-of-use assets	5,361
Goodwill	365,591
Intangible assets, net	357,327
Other noncurrent assets	2,881
Total assets	1,015,148
Trade accounts payable	46,457
Accrued liabilities and other current liabilities	22,079
Operating lease liabilities	5,176
Deferred income tax and other long-term liabilities	117,031
Total purchase price	$824,405

Trade accounts receivable, net

The gross amount of trade receivables acquired was approximately $67.4 million, of which $63.6 million is estimated to be recoverable based on ETANCO's historical trend for collections.

Inventory

Acquired inventory primarily consists of raw materials and finished goods consisting of building and construction materials products. The Company adjusted acquired finished goods higher by $14.3 million to estimated fair value based on expected selling prices less a reasonable amount for selling efforts. The fair value adjustment was fully recognized as a component of cost of sales over the inventory’s estimated turnover period during the nine months ended December 31, 2022.

Property and equipment, net

Acquired property and equipment includes land of $16.1 million, buildings and site improvements of $32.5 million, and machinery, equipment, and software of $41.1 million. The estimated fair value of property and equipment was determined primarily using market and/or or cost approach methodologies. The acquired fair value for buildings and site improvements will depreciate on a straight-line basis over the estimated useful lives of the assets for a period of up to sixteen years, and machinery, equipment and software will depreciate on an accelerated basis over an estimated useful life of three to ten years. Depreciation expense associated with the acquired property and equipment amounted to $5.4 million for the nine months ended December 31, 2022.

Goodwill

The excess of purchase price over the net assets acquired is recognized as goodwill and relates to the value that is expected from the acquired assembled workforce as well as the increased scale and synergies resulting from the integration of both businesses. The goodwill recognized from the Acquisition is not deductible for local income tax purposes. Goodwill has been allocated to components within the ETANCO reporting unit.

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
		$357,327

The acquired definite-lived intangible assets will be amortized on a straight-line basis over estimated useful lives, which approximates the pattern in which these assets are utilized. The Company recognized $13.0 million of amortization expense on these assets during the nine months ended December 31, 2022.

Deferred taxes

As a result of the increase in fair value of inventory, property and equipment, and intangible assets, deferred tax liabilities of $105.9 million were recognized, primarily due to intangible assets.

Acquisition and integration related costs

During the twelve months ended December 31, 2022, and December 31, 2021, the Company incurred acquisition and/or integration related expenses of $17.3 million, and $2.3 million, respectively. The fiscal 2022 amounts have been included in acquisition and integration related costs in the Company’s income from operations, while the 2021 amounts were included in interest expense, net and other. These acquisition and integration related costs consisted of investment banking, legal, accounting, advisory, and consulting fees.

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

The following unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting in accordance with U.S. GAAP:

	Years Ended December 31,
(in thousands)	2022	2021

Net sales	$2,195,271	$1,884,654
Net income	$363,527	$261,389

Pro forma earnings per common share:
Basic	$8.47	$6.03
Diluted	$8.44	$6.00

Weighted average shares outstanding:
Basic	42,925	43,325
Diluted	43,047	43,532

The unaudited pro forma results above includes the following non-recurring charges to net income:

1) Acquisition and integration related costs of $17.3 million which were incurred during the twelve months ended December 31, 2022 were adjusted as if such costs were incurred during the twelve months ended December 31, 2021.

2) The $14.3 million amortization related to the fair value adjustment for inventory and recognized during the twelve months ended December 31, 2022, were adjusted as if incurred during the twelve months ended December 31, 2021.

3) Net income for ETANCO includes adjustments of $0.4 million and $3.2 million to conform ETANCO’s historical financial results prepared under French GAAP to U.S. GAAP for the twelve months ended December 31, 2022, and December 31, 2021, respectively. The U.S. GAAP adjustments are primarily related to share-based payments expense on awards that were settled prior to the Acquisition, and costs incurred and capitalized by ETANCO on its historical acquisitions.

4. Net Income per Share
The following shows a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	For the Year Ended December 31,
(in thousands, except per-share amounts)	2022	2021	2020
Net income available to common stockholders	$333,995	$266,447	$187,000

Basic weighted average shares outstanding	42,925	43,325	43,709
Dilutive effect of potential common stock equivalents	122	207	132
Diluted weighted average shares outstanding	43,047	43,532	43,841
Net earnings per share:
Basic	$7.78	$6.15	$4.28
Diluted	$7.76	$6.12	$4.27

5. Stockholders' Equity

Stock Repurchases

For the fiscal year ended December 31, 2022, the Company repurchased 811,330 shares of the Company’s common stock in the open market at an average price of $96.91 per share, for a total of $78.6 million under the previously announced $100.0 million share repurchase authorization (which expired at the end of 2022). On December 15, 2022, the Company’s Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s common stock from January 1, 2023 through December 31, 2023.

As of December 31, 2022, the Company retired a total of 811,330 of its common stock and therefore had zero shares of its common stock as treasury shares.

Comprehensive Income or Loss

The following shows the components of accumulated other comprehensive income or loss as of December 31, 2022, 2021, and 2020 respectively:

	Foreign Currency Translation	Pension Benefit	Cash Flow Hedge	Forward Foreign Currency	Total
(in thousands)
Balance as of January 1, 2020	$(22,080)	$(2,749)	$—	$—	$(24,829)
Other comprehensive gain/(loss), net of tax effect	14,172	(161)	—	390	14,401
Balance as of December 31, 2020	(7,908)	(2,910)	—	390	(10,428)
Other comprehensive gain/(loss), net of tax effect	(7,313)	404	—	204	(6,705)
Amounts reclassified from accumulative other comprehensive income, net of $0 tax	—	—	—	(472)	(472)
Balance at December 31, 2021	(15,221)	(2,506)	—	122	(17,605)
Other comprehensive gain/(loss), net of tax effect	(20,942)	2,065	42,740	11,898	35,761
Amounts reclassified from accumulative other comprehensive income, net of $0 tax	209	—	(18,987)	(3,437)	(22,215)
Balance at December 31, 2022	$(35,954)	$(441)	$23,753	$8,583	$(4,059)

6. Stock-Based Compensation

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

The following table shows the Company’s stock-based compensation activity:

	Fiscal Years Ended December 31,
(in thousands)	2022	2021	2020
Stock-based compensation expense recognized	$12,503	$15,036	$11,384
Tax benefit of stock-based compensation expense in provision for income taxes	3,133	3,787	2,859
Stock-based compensation expense, net of tax	$9,370	$11,249	$8,525
Fair value of shares vested	$25,565	$15,701	$21,921

The Company allocates stock-based compensation expense amongst cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation capitalized in inventory was immaterial for all periods presented.

The following table summarizes the Company’s unvested restricted stock unit activity for the year ended December 31, 2022:

	Shares (in thousands)	Weighted- Average Price	Aggregate Intrinsic Value * (in thousands)
Unvested Restricted Stock Units (RSUs)
Outstanding as of January 1, 2022	344	$81.33	$47,721
Awarded	186	119.60
Vested	(219)	65.45
Forfeited	(9)	99.29
Outstanding as of December 31, 2022	302	$102.10	$26,745
Outstanding and expected to vest at December 31, 2022	351	$97.86	$31,107

* The intrinsic value for outstanding and expected to vest is calculated using the closing price per share of $88.66, as reported by the New York Stock Exchange on December 31, 2022.

During the year ended December 31, 2022, the Company granted 180 thousand RSUs and PSUs to the Company’s employees, including officers at an estimated weighted average fair value of $120.09 per share, based on the closing price (adjusted for certain market factors primarily the present value of dividends) of the Company’s common stock on the grant date. The RSUs and PSUs granted to the Company’s employees may be time-based, performance-based or time- and performance-based. Certain of the PSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the award agreement over a cumulative three years period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time- and performance based RSUs granted to the Company’s employees excluding officers and certain key employees, vest ratably over the four year life of the award and through 2019, required the underlying shares of the Company's common stock to be subject to a performance-based adjustment during the first year and starting in 2020, were time-based awards which vest ratable over the four-year life of the award.

The Company’s seven non-employee directors are entitled to receive approximately $704 thousand in equity compensation annually. The number of shares ultimately granted is based on the average closing share price for the Company over the 60 days period prior to approval of the award in the second quarter of each year. In May and June 2022, the Company granted 6 thousand shares of the Company's common stock to the non-employee directors, based on the average closing price of $105.50 per share and recognized total expense of $655 thousand.

The total intrinsic value of RSUs and PSUs vested during the years ended December 31, 2022, 2021 and 2020 was $25.6 million, $15.7 million and $21.9 million, respectively, based on the market value on the vest date.

As of December 31, 2022, the Company’s aggregate unamortized stock compensation expense was approximately $16.1 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

Stock Bonus Plan

The Company also maintains the Simpson Manufacturing Co., Inc. 1994 Employee Stock Bonus Plan (the “Stock Bonus Plan”), whereby it awards shares of the Company’s common stock to employees, who do not otherwise participate in any of the Company’s equity-based incentive plans and meet minimum service requirements. Shares have generally been awarded under the Stock Bonus Plan following the year in which the respective employee reached his or her tenth, twentieth, thirtieth, fortieth or fiftieth anniversary of employment with the Company or any direct or indirect subsidiary thereof.

The Company awarded shares for service through 2022, 2021, and 2020 as shown below:

	December 31,
	2022	2021	2020
Shares issued	9,300	6,900	7,400
Shares settled with cash (foreign employees)	7,400	6,500	5,200
Total award	16,700	13,400	12,600

As a result, we recorded pre-tax compensation charges of $1.5 million, $1.7 million, and $1.2 million for years ended December 31, 2022, 2021, and 2020, respectively. These charges include cash bonuses to compensate employees for income taxes payable as a result of the stock bonuses.

7.    Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	As of December 31,
(in thousands)	2022	2021
Trade accounts receivable	$276,229	$237,312
Allowance for doubtful accounts	(3,240)	(1,932)
Allowance for sales discounts	(3,865)	(4,359)
	$269,124	$231,021

8. Inventories

The components of inventories are as follows:

	As of December 31,
(in thousands)	2022	2021
Raw materials	$187,149	$191,174
In-process products	55,171	30,309
Finished products	314,481	222,273
	$556,801	$443,756

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

The Company produces certain of its concrete products from a wholly owned subsidiary in China, and as a result is exposed to variability in cash outflows associated with changes in the foreign exchange rate between the U.S. Dollar and the Chinese Yuan (CNY). In November 2022, the Company entered into a series of foreign currency derivative contracts that mature monthly between January 2023 and, December 2023 to buy CNY 102.4 million in the aggregate by selling a total of $14.8 million.

These forward contracts are accounted for as cash flow hedges under the accounting standards, and fair value is included in other current assets or other current liabilities, as applicable, in the consolidated balance sheet. Net deferred gains and losses on these contracts relating to changes in fair value are included in accumulated other OCI and are reclassified into cost of sales in the consolidated statements of operations in the which the hedged items are recorded in the same period the hedged item affects earnings. There were no amounts recognized for gains or losses on these contracts during the year ended December 31, 2022. Changes in fair value of any forward contracts that are determined to be ineffective are immediately reclassified from OCI into earnings. The amounts deferred in OCI are expected to be recognized as a component of cost of sales in the consolidated statements of operations during 2023 and 2024.

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

Beginning in March 2022, the Company also converted a Euro-denominated ("EUR"), fixed rate obligation into a U.S. Dollar fixed rate obligation using a receive fixed, pay fixed cross currency swap, which was designated as a cash flow hedge. During May 2022, the Company settled the March 2022 cross currency swap for $22.4 million in cash, which was comprised of $21.3 million gain on the swap excluding accrued interest and $1.1 million of net interest income accrued according to the terms of the swap. The Company terminated the hedge accounting treatment and simultaneously entered into a new cross currency swap expiring in March 2029 with a lower notional amount for the US dollar denominated leg at a new US dollar interest rate. An amount of $28.3 million was reclassified out of OCI into earnings to offset the currency loss on the underlying security being hedged resulting in a net $7.0 million hedge accounting reserve balance within OCI, which is being amortized to interest expense in the consolidated statements of operations through the termination of the underlying hedged intercompany debt in March 2029.

In addition, the Company converted its domestic U.S. variable rate debt to fixed rate debt using a receive variable, pay fixed interest rate swap expiring March 2027. The interest rate swap contract is also designated as a cash flow hedge.

As of December 31, 2022, the aggregate notional amount of the Company's outstanding interest rate contracts, cross currency swap contracts, EUR forward contract and CNY forward contracts were $583.2 million, $454.1 million, $321.7 million and $14.8 million, respectively. As of December 31, 2021, there were no outstanding forward contracts on its Chinese Yuan denominated purchases.

Changes in fair value of any forward contracts that are determined to be ineffective are immediately reclassified from OCI into earnings. There were no amounts recognized due to ineffectiveness during the twelve months ended December 31, 2022.

The effects of fair value and cash flow hedge accounting on the consolidated statements of operations for the periods ended December 31, were as follows:

	2022			2021
(in thousands)	Cost of sales	Interest expense, net	Other & foreign exchange loss, net	Cost of sales
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,174,794	$(7,594)	$(3,408)	$818,187
The effects of fair value and cash flow hedging
Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount of gain or (loss) reclassified from OCI to earnings		(1,012)
Cross currency swap contract
Amount of gain or (loss) reclassified from OCI to earnings		5,650	14,349
Forward contract
Amount of gain or (loss) reclassified from OCI to earnings	122			472

The effects of derivative instruments on the consolidated statements of operations for the twelve months ended December 31, 2022 and December 31, 2021 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
	2022	2021		2022	2021
Interest rate contracts	$26,830	$—	Interest expense	$(1,012)	$—
Cross currency contracts	26,174	—	Interest expense	5,650	—
			FX gain (loss)	14,349	—
Forward contracts	231	163	Cost of goods sold	—	472
Total	$53,235	$163		$18,987	$472

For the twelve months ended December 31, 2022, gains on the net investment hedge of $13.0 million were included in OCI. For the twelve months ended December 31, 2022, gains excluded of $3.3 million, were reclassified from OCI to interest expense.

As of December 31, 2022, the aggregate fair values of the Company’s derivative instruments were comprised of assets totaling $43.9 million, and liabilities of $8.0 million on the consolidated balance sheets.

As of December 31, 2022, the Company expects it will reclassify net gains of approximately $20.2 million, currently recorded in AOCI, into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

10. Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2022	2021
Land	$50,025	$28,175
Buildings and site improvements	233,123	202,393
Leasehold improvements	6,367	5,995
Machinery and equipment	472,907	399,079
	762,422	635,642
Less accumulated depreciation and amortization	(432,392)	(402,246)
	330,030	233,396
Capital projects in progress	31,525	26,473
	$361,555	$259,869

Property, plant and equipment as of December 31, 2022, and 2021, includes fully depreciated assets with an original cost of $253.5 million and $234.0 million, respectively, which are still in use. The Company capitalizes certain development costs associated with internal use software, including the direct costs of services provided by third-party consultants and payroll for internal employees, both of which are performing development and implementation activities on a software project. As of December 31, 2022, and 2021, the Company had capitalized software development costs net of accumulated amortization of $33.3 million and $30.2 million, respectively, included in machinery and equipment and as of December 31, 2022, and 2021, $7.0 million and $4.8 million, respectively, was included in capital projects in progress.

Depreciation expense, including depreciation of equipment and amortization of internally developed software and software acquired through capital lease arrangements, was $43.4 million, $36.1 million, and $32.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

11. Goodwill and Intangible Assets

Goodwill

The annual changes in the carrying amount of goodwill, by segment, as of December 31, 2021 and 2022, were as follows, respectively:

(in thousands)	North America	Europe	Asia Pacific	Total
Balance as of January 1, 2021	$96,311	$38,059	$1,474	$135,844
Foreign exchange	(4)	(1,622)	(90)	(1,716)
Reclassifications	—	(106)	—	(106)
Balance as of December 31, 2021	96,307	36,331	1,384	134,022
Goodwill acquired	7,444	365,591	—	373,035
Foreign exchange	(179)	(11,123)	(83)	(11,385)
Reclassifications	—	—	—	—
Balance as of December 31, 2022	$103,572	$390,799	$1,301	$495,672

Goodwill Impairment Testing
The Company tests goodwill for impairment at the reporting unit level on an annual basis (in the fourth quarter). Our goodwill balance is not amortized to expense, and we may assess qualitative factors and quantitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments

We assessed the qualitative factors related to the goodwill of the reporting units to determine whether it is necessary to perform an impairment test.

During fiscal year 2022, we revised our European reporting units due to the acquisition of ETANCO and changes to the management, product distribution and operations structure of our legacy European operations. Subsequent to this change, all European reporting units, including the S&P Clever reporting unit, but excluding ETANCO, were consolidated for reporting purposes into one overall Europe reporting unit. ETANCO will remain as its own reporting unit until it is fully integrated into our other European operations, and there are sufficient economic similarities between the ETANCO and European reporting units. A qualitative assessment was performed immediately preceding the reporting unit change and determined that it was not more likely than not that any impairment existed prior to the reporting unit change. For the Company’s remaining reporting units, the reporting unit level is generally one level below the operating segment, which is at the country level, except for the United States and Australia.

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

In 2021, the Company applied the ("Step 1") approach where the Company compares the fair value of the reporting unit to its carrying value. The fair value calculation uses both the income approach (discounted cash flow method) and the market approach, equally weighted. If the Company determines that the carrying value of the net assets assigned to the reporting unit, including goodwill, exceeds the fair value of the reporting unit, no further action is taken. If the Company determines that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company will record an impairment charge equal to the difference between the implied fair value of the goodwill and the carrying value.

In 2022, we completed our annual impairment assessment by performing a qualitative assessment. For this qualitative assessment, we assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units as compared to the quantitative fair value measurement determined in the fourth quarter of 2021. Based on the qualitative assessment performed, the Company concluded that there was no evidence of events or circumstances that would indicate a material change from the Company’s prior year quantitative assessment by reporting unit and therefore, it was more likely than not that the estimated fair value of reporting units exceeded their respective carrying values.

The 2022 and 2021 annual testing of goodwill for impairment did not result in impairment charges. "See Item 7 - Critical Accounting Policies and Estimates -Goodwill and Other Intangible Assets".
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
The total gross carrying amount and accumulated amortization of definite-lived intangible assets as of December 31, 2022, was $427.0 million and $64.1 million, respectively. The aggregate amount of amortization expense of intangible assets for the years ended December 31, 2022, 2021 and 2020 was $17.4 million, $6.4 million and $6.1 million, respectively. The weighted-average remaining amortization period for all amortizable intangibles on a combined basis is 9.1 years as of December 31, 2022.

The annual changes in the carrying amounts of patents, unpatented technologies, customer relationships and non-compete agreements and other intangible assets subject to amortization for the years ended December 31, 2022 and 2021 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents
Balance as of January 1, 2021	$4,699	$(934)	$3,765
Purchases	6,074	—	6,074
Amortization	—	(428)	(428)
Balance as of December 31, 2021	10,773	(1,362)	9,411
Purchases	13,775	(670)	13,105
Amortization	—	(771)	(771)
Foreign exchange	(376)	—	(376)
Balance as of December 31, 2022	$24,172	$(2,803)	$21,369

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unpatented Technology
Balance as of January 1, 2021	$22,104	$(16,492)	$5,612
Amortization	—	(2,174)	(2,174)
Reclassifications	348	—	348
Foreign exchange	(49)	—	(49)
Balance as of December 31, 2021	22,403	(18,666)	3,737
Amortization	—	(793)	(793)
Reclassifications	(49)	—	(49)
Foreign exchange	56	—	56
Balance as of December 31, 2022	$22,410	$(19,459)	$2,951

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Compete Agreements, Trademarks and Other

Balance as of January 1, 2021	$21,582	$(7,724)	$13,858
Amortization	—	(2,631)	(2,631)
Foreign exchange	(148)	—	(148)
Balance as of December 31, 2021	21,434	(10,355)	11,079
Purchases of intangible assets	6,880	(5)	6,875
Amortization	—	(2,572)	(2,572)
Reclassifications	149	—	149
Foreign exchange	(162)	—	(162)
Balance as of December 31, 2022	$28,301	$(12,932)	$15,369

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships
Balance as of January 1, 2021	$18,123	$(15,175)	$2,948
Disposal	(217)	—	(217)
Amortization	—	(1,186)	(1,186)
Foreign exchange	(117)	—	(117)
Balance as of December 31, 2021	17,789	(16,361)	1,428
Purchases of intangible assets	249,767	(12,223)	237,544
Amortization	—	(386)	(386)
Reclassifications	(151)	—	(151)
Foreign exchange	(6,946)	—	(6,946)
Balance as of December 31, 2022	$260,459	$(28,970)	$231,489

As of December 31, 2022, estimated future amortization of intangible assets was as follows:

(in thousands)

2023	$20,957
2024	20,012
2025	19,782
2026	19,259
2027	18,953
Thereafter	172,215
$271,178

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets totaled $91.7 million as of December 31, 2022, including $91.1 million, net of an unfavorable foreign exchange impact of $2.7 million, attributable to trade names acquired in the ETANCO acquisition.

Definite-lived and indefinite-lived assets, net, by segment as of December 31, 2022, and 2021 were as follows:

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Total Intangible Assets
North America	$46,643	$(26,346)	$20,297
Europe	26,371	(20,399)	5,972
Total	$73,014	$(46,745)	$26,269

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Total Intangible Assets
North America	$53,498	$(29,782)	$23,716
Europe	373,538	(34,337)	339,201
Total	$427,036	$(64,119)	$362,917

12.    Leases

The Company has operating leases for certain facilities, equipment and automobiles. The existing operating leases expire at various dates through 2027, some of which include options to extend the leases for up to five years. The Company measured the lease liability at the present value of the lease payments to be made over the lease term. The lease payments are discounted using the Company's incremental borrowing rate. The Company measured the right-of-use ("ROU") assets at the amount at which the lease liability is recognized plus initial direct costs incurred or prepayment amounts. The ROU assets are amortized on a straight-line basis over the lease term.

The following table provides a summary of leases included on the consolidated balance sheets as of December 31, 2022, and 2021, and consolidated statements of operations, and consolidated statements of cash flows for the year ended December 31, 2022 and 2021:

	Consolidated Balance Sheets Line Item	As of December 31,
		2022	2021
(in thousands)
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$57,652	$45,438
Liabilities
Operating-current	Accrued expenses and other current liabilities	$11,544	$8,769
Operating-noncurrent	Operating lease liabilities	46,882	37,091
Total operating lease liabilities		$58,426	$45,860
Finance leases
Assets
Property and equipment, gross	Property, plant and equipment, net	$3,569	$3,569
Accumulated amortization	Property, plant and equipment, net	(3,569)	(3,416)
Property and equipment, net	Property, plant and equipment, net	$—	$153

The components of lease expense were as follows:

	Consolidated Statements of Operations Line Item	Years Ended December 31,
(in thousands)		2022	2021
Operating lease cost	General administrative expenses and cost of sales	$13,794	$11,704
Finance lease cost:
Amortization of right-of-use assets	General administrative expenses	$—	$324
Interest on lease liabilities	Interest expense, net	—	2
Total finance lease cost		$—	$326

Other information

Supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$13,355	$11,443
Finance cash flows for finance leases	$—	$437
Operating right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$19,587	$11,530
The following is a schedule, by years, of maturities for lease liabilities as of December 31, 2022:

(in thousands)	Operating Leases
2023	$14,157
2024	12,291
2025	10,292
2026	8,192
2027	6,518
Thereafter	16,680
Total lease payments	68,129
Less: Present value discount	(9,703)
Total lease liabilities	$58,426

The following table summarizes the Company’s lease terms and discount rates as of December 31, 2022:

	Years Ended December 31,
	2022	2021
Weighted-average remaining lease terms (in years):
Operating leases	6.10	6.88
Weighted-average discount rate:
Operating leases	4.68%	5.22%

13. Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consisted of the following:

	As of December 31,
(in thousands)	2022	2021
Labor related liabilities	$63,451	$46,821
Sales incentives & advertising allowances	69,029	63,702
Accrued cash profit sharing and commissions	22,816	24,178
Sales tax payable and other	35,564	20,822
Dividends payable	11,170	10,806
Accrued profit sharing trust contributions	14,648	12,289
Operating lease - current portion	11,544	8,769
	$228,222	$187,387

14. Debt

On March 30, 2022, the Company entered into the Amended and Restated Credit Facility, which amends and restates the Company's previous Credit Agreement, dated July 27, 2012. The Amended and Restated Credit Facility provides for a 5-year $450.0 million revolving line of credit, which includes a letter of credit-sub-facility up to $50.0 million, and a 5-year term loan facility of $450.0 million. The Company borrowed $250.0 million, under the revolving credit facility and $450.0 million under the term loan facility to finance a portion of the purchase price for the acquisition of ETANCO. In addition, the Company incurred $6.8 million of debt issuance costs, which are classified in long-term debt on the consolidating balance sheet, that have been deferred and will amortize over the 5-year terms of the Amended and Restated Credit Facility. During 2022, the Company made principal payments of $100.0 million and $16.9 million of the Company's outstanding Revolving and Term Credit Facility, respectively.

The Company is required to pay an annual revolving credit facility fee of 0.10% to 0.25% per annum on the available commitments under the terms of the Amended and Restated Revolving Credit Facility, regardless of usage, with the applicable fee determined on a quarterly basis based on the Company’s net leverage ratio. The fee is included within Interest expense, net and other in the Company's consolidated statements of operations.

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

As of December 31, 2022, in addition to the Amended and Restated Credit Facility, certain of the Company’s domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders. Together, all credit facilities provide the Company with a total of $304.4 million in available revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company has $583.2 million, excluding deferred financing costs, outstanding under the Amended and Restated Credit Facility, which is the estimated fair value as of December 31, 2022. There were no outstanding balances under the Amended and Restated Credit Facility as of December 31, 2021.

The following is a schedule, by years, of maturities for the remaining term loan facility as of December 31, 2022:

(in thousands)	5-Year Term Loan
2023	22,500
2024	22,500
2025	22,500
2026	22,500
2027	343,125
Total loan outstanding	$433,125

The $150.0 million borrowed under the revolving credit facility is due on March 31, 2027.

The Company complied with its financial covenants under the Amended and Related Credit Facility as of December 31, 2022.

The Company incurs interest costs, which include interest net of the effect of cash flow hedges, maintenance fees and bank charges. The amount of costs incurred, capitalized, and expensed for the years ended December 31, 2022, 2021 and 2020, consisted of the following:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Interest costs, including benefits from cash flow and net investment hedges	$9,685	$1,424	$2,796
Less: Interest capitalized	(1,658)	(574)	(512)
Interest expense, including benefits from cash flow and net investment hedges	$8,027	$850	$2,284

15. Commitments and Contingencies

Purchase Obligations

In addition to the debt and lease obligations described elsewhere in the footnotes, the Company has certain purchase obligations in the ordinary course of business. These purchase obligations are primarily related to the acquisition, construction or expansion of facilities and equipment, and minimum purchase quantities of certain raw materials. The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. As of December 31, 2022, these purchase obligations were $148.2 million, of which $73.9 million is payable in 2023 and the remainder over the following three years. Debt interest obligations include annual facility fees on the Company’s primary line-of-credit facility in the amount of $42.2 million at December 31, 2022.

Employee Relations

As of December 31, 2022, approximately 9% of our employees are represented by labor unions and are covered by collective bargaining agreements in the U.S. The Company has two-facility locations with collective bargaining agreements covering tool and die craftsmen, maintenance workers, and sheet-metal workers. In Stockton, California, two union contracts will expire in September 2023 and June 2023, respectively. Also, the Company has two contracts in San Bernardino County, California that will expire in February 2025 and in June 2026, respectively. Based on current information and subject to future events and circumstances, the Company believes that, even if new agreements are not reached before the existing labor union contracts expire, it is not expected to have a material adverse effect on the Company’s ability to provide products to customers or on the Company’s profitability.

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

16. Income Taxes

The provision for income taxes from operations consisted of the following:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Current
Federal	$90,703	$65,861	$42,337
State	25,347	19,515	12,571
Foreign	12,544	7,641	4,478
Deferred			0
Federal	(5,806)	802	2,330
State	(801)	(169)	598
Foreign	(7,917)	(1,548)	250
	$114,070	$92,102	$62,564

Income and loss from operations before income taxes for the years ended December 31, 2022, 2021, and 2020, respectively, consisted of the following:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Domestic	$437,506	$336,085	$238,320
Foreign	10,559	22,464	11,244
	$448,065	$358,549	$249,564

As of December 31, 2022, the Company had $36.1 million of net operating loss carryforwards in various foreign taxing jurisdictions. Most of the tax losses can be carried forward indefinitely.

As of December 31, 2022, and 2021, the Company has valuation allowances of $11.2 million and $12.0 million, respectively. The valuation allowance decreased by $0.8 million and increased by $0.7 million for the years ended December 31, 2022, and December 31, 2021, respectively. The decrease in the 2022 valuation allowances was primarily a result of exchange rate fluctuation. The increase in the 2021 valuation allowances was primarily the result of an impairment on a foreign equity investment.

As of December 31, 2022, the Company asserts that its accumulated undistributed earnings generated by our foreign subsidiaries are permanently reinvested and as such, has not recognized a US deferred tax liability on its investment in foreign subsidiaries. The Company will continue to assess its permanent reinvestment assertion on a quarterly basis.

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes for its operations were as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.4%	4.3%	4.2%
Change in valuation allowance	—%	—%	0.1%
True-up of prior year tax returns to tax provision	—%	(0.1)%	(0.4)%
Difference between U.S. statutory and foreign local tax rates	0.2%	0.4%	0.4%
Change in uncertain tax position	—%	—%	—%
Other	(0.1)%	0.1%	(0.2)%
Effective income tax rate	25.5%	25.7%	25.1%

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities as of December 31, 2022, and 2021, respectively, were as follows:

	As of December 31,
(in thousands)	2022	2021
Deferred asset taxes
State tax	$1,857	$1,490
Health claims	2,877	1,351
Inventories	7,902	7,497
Sales incentive and advertising allowances	2,191	1,777
Lease obligations	14,827	11,562
Stock-based compensation	2,251	2,612
Foreign tax credit carryforwards	4,961	4,983
Non-United States tax loss carry forward	6,557	7,824
Acquisition expense	2,409	609
Capitalized research & development expenditures	6,671	—
Other	2,533	1,889
Total deferred tax assets	$55,036	$41,594
Less valuation allowances	(11,180)	(11,992)
Total deferred asset taxes	$43,856	$29,602
Deferred tax liabilities
Depreciation	$(28,271)	$(14,999)
Goodwill and other intangibles amortization	(102,998)	(16,682)
Right of use assets	(14,635)	(11,453)
Hedging OCI	(10,284)	—
Total deferred tax liabilities	(156,188)	(43,134)
Total Deferred tax asset/(liability)	$(112,332)	$(13,532)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits in 2022, 2021 and 2020, respectively, were as follows, including foreign translation amounts:

Reconciliation of Unrecognized Tax Benefits	2022	2021	2020
Balance as of January 1	$944	$1,168	$1,706
Additions based on tax positions related to prior years	6,528	9	78
Reductions based on tax positions related to prior years	(38)	(47)	(7)
Additions for tax positions of the current year	73	3	48
Lapse of statute of limitations	(275)	(189)	(657)
Balance as of December 31	$7,232	$944	$1,168

During 2022, the Company’s uncertain tax positions increased by $6.5 million, primarily due to positions for open years of which were assumed in the Company’s acquisition of ETANCO.

Tax positions of $0.2, $0.3, and $0.3 million are included in the balance of unrecognized tax benefits as of December 31, 2022, 2021, and 2020, respectively, which if recognized, would reduce the effective tax rate.

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in accordance with the Company’s historical accounting policy. During the years ended December 31, 2022, 2021 and 2020, accrued interest increased by $673 thousand, and decreased by $39 thousand and $108 thousand, respectively. The Company had accrued $0.9 million, $0.2 million and $0.3 million as of December 31, 2022, 2021 and 2020, respectively for the potential payment of interest and penalties before income tax benefits. The Company does not expect any material changes in unrecognized tax benefits within the next 12 months.

As of December 31, 2022, the Company remained subject to federal income tax examinations in the U.S. for the tax years 2019 through 2022. In addition, tax years 2017 through 2022 remain open to examination in states, local and foreign jurisdictions.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act “IRA”. The provisions include the new Corporate Alternative Minimum Tax "CAMT", an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, all effective for tax year 2023. The Company is not subject to the provisions of CAMT but will evaluate the impact, if any, of the other provisions under the IRA when they become effective in tax year 2023.

17. Retirement Plans

The Company has six defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. The Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan (the "Plan") covers U.S. employees and provides for quarterly safe harbor contributions, limited to 3% of the employees' quarterly eligible compensation and for annual discretionary contributions, subject to certain limitations. The discretionary amounts for 2022, 2021 and 2020 were equal to 7% of qualifying salaries or wages of the covered employees. The other five defined contribution plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2022, 2021 and 2020, was $23.8 million, $20.7 million, and $17.7 million, respectively.

We participate in various multiemployer benefit plans that cover some of our employees who are represented by labor unions. We make periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but do not sponsor or administer these plans. We do not participate in any multiemployer benefit plans for which we consider our contributions to be individually significant. If we withdraw from participation in any of these plans, the applicable law would require us to fund our allocable share of the unfunded vested benefits, which is known as a withdrawal liability. As of December 31, 2022, we believe that there was no probable withdrawal liability under the multiemployer benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees.

Our total contribution to various industry-wide, union-sponsored pension funds and a statutorily required pension fund for employees in the U.S. and Europe were $5.4 million, $5.0 million and $5.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

18. Related Party Transactions

During 2022, the Company identified certain purchases of goods and services from companies where the current and former Chief Executive Officers of the Company serves as a director on the respective company's board providing the goods or services. The amount of goods and services purchased by the Company pursuant to these arrangements was not material to the Company’s consolidated statements of operations and cash flows for the year ended December 31, 2022.

19. Segment Information

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

The following table shows certain measurements used by management to assess the performance of the segments described above as of December 31, 2022, 2021 and 2020, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2022
Net sales	$1,701,041	$400,303	$14,743	$—	$2,116,087
Sales to other segments *	4,862	5,732	32,979	—	43,573
Income from operations**	485,899	11,121	723	(38,676)	459,067
Depreciation and amortization	36,003	22,594	1,730	563	60,890
Significant non-cash charges	7,504	1,099	510	5,868	14,981
Provision for income taxes	112,537	1,193	1,091	(751)	114,070
Business acquisitions, net of cash acquired, capital expenditures, asset acquisition, and equity investments	54,594	817,163	1,173	2,871	875,801
Total assets	1,393,968	675,634	34,599	399,770	2,503,971

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2021
Net sales	$1,362,941	$196,996	$13,280	$—	$1,573,217
Sales to other segments *	2,237	5,696	27,109	—	35,042
Income from operations**	359,140	14,160	1,193	(6,700)	367,793
Depreciation and amortization	33,950	6,172	1,844	511	42,477
Significant non-cash charges	8,173	1,943	166	7,607	17,889
Provision for income taxes	87,962	3,826	241	73	92,102
Capital expenditures, including purchases of intangible assets,	45,817	2,403	603	988	49,811
Total assets	1,352,988	202,631	31,832	(103,326)	1,484,125

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2020
Net sales	$1,101,891	$156,713	$9,341	$—	$1,267,945
Sales to other segments *	2,554	5,576	25,320	—	33,450
Income from operations**	265,541	8,396	308	(21,882)	252,363
Depreciation and amortization	30,218	5,856	1,709	984	38,767
Significant non-cash charges	6,929	1,226	376	4,975	13,506
Provision for income taxes	58,201	3,817	613	(67)	62,564
Capital expenditures, including purchases of intangible assets,	29,937	4,248	705	5,816	40,706
Total assets	1,001,168	198,647	32,754	—	1,232,569

 * Sales to other segments are eliminated in consolidation.
** Beginning in 2022, the Company changed its presentation of its North America and Administrative and all other segment's statement of operations to display allocated expenses and management fees as a separate item below income from operations. During 2021 and 2020, allocated expenses and management fees between the two segments were previously included in gross profit, operating expenses and in income from operations and been adjusted herein to conform to 2022 presentation. consolidated statements of operations, income before tax and net income for all periods presented below are not affected by the change of operations.

Cash collected by the Company’s U.S. subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore is in the total assets of "Administrative & All Other." Cash and cash equivalent balances in "Administrative & All Other" were $222.5 million, $223.5 million and $199.8 million as of December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the Company had $77.9 million, or 25.9%, of its cash and cash equivalents held outside the U.S. in accounts belonging to the Company’s various foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if repatriated to the U.S.

The significant non-cash charges comprise compensation related to equity awards under the Company’s stock-based incentive plans and the Company’s employee stock bonus plan. The Company’s measure of profit or loss for its reportable segments is income (loss) from operations. The reconciling amounts between consolidated income before tax and consolidated income from operations are net interest income (expense), net and other, foreign exchange gain (loss), certain legal and professional fees associated with the acquisition of ETANCO, refer to Note 3 "Acquisitions," and loss on disposal of a business. Interest income (expense) is primarily attributed to “Administrative & All Other.”

The following table shows the geographic distribution of the Company’s net sales and long-lived assets as of December 31, 2022, 2021 and 2020, respectively:

	2022		2021		2020
(in thousands)	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States	$1,615,728	$273,407	$1,287,085	$228,623	$1,045,509	$215,082
France	170,904	90,296	50,445	5,988	40,672	7,095
Canada	81,036	2,571	70,401	2,861	52,889	3,059
United Kingdom	37,349	1,898	37,408	1,851	24,290	2,073
Germany	42,954	11,507	29,970	9,999	24,069	11,163
Italy	47,294	4,342	—	—	—	—
Poland	27,803	2,721	13,909	2,496	11,648	2,779
Sweden	16,156	2,369	17,003	2,664	15,241	2,986
Denmark	12,610	1,015	13,964	2,281	11,931	2,445
Norway	12,241	—	12,736	—	11,138	—
Australia	9,468	245	8,120	201	5,749	134
Belgium	15,032	2,182	6,818	2,349	5,311	2,268
Other countries	27,512	11,496	25,358	15,249	19,498	18,246
	$2,116,087	$404,049	$1,573,217	$274,562	$1,267,945	$267,330

Net sales and long-lived assets, excluding intangible assets, are attributable to the country where the sales or manufacturing operations are located.

The Company’s wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls and are used for connecting and strengthening wood-based construction primarily in the residential construction market. Its concrete construction products include adhesives, specialty chemicals, mechanical anchors, carbide drill bits, powder actuated tools and reinforcing fiber materials and are used for restoration, protection or strengthening concrete, masonry and steel construction in residential, industrial, commercial and infrastructure construction. The following table shows the distribution of the Company’s net sales by product for the years ended December 31, 2022, 2021 and 2020, respectively:

(in thousands)	2022	2021	2020
Wood Construction	$1,831,580	$1,361,113	$1,082,877
Concrete Construction	282,205	210,780	184,631
Other	2,302	1,324	437
Total	$2,116,087	$1,573,217	$1,267,945

No customers accounted for at least 10% of net sales for the years ended 2022, 2021 and 2020.

20. Subsequent Events

Effective January 1, 2023, Mike Olosky, the Company’s President and Chief Operating Officer ("COO") was promoted as the Company’s President and Chief Executive Officer ("CEO").

On January 24, 2023, the Company's Board of Directors (the (Board") declared a quarterly cash dividend of $0.26 per share of the Company's common stock, estimated to be $11.1 million in total. The record date for the dividend will be April 6, 2023, and will be paid on April 27, 2023.

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31, 2022, 2021 and 2020

		Additions
		Charged	Charged
	Balance at	to Costs	to Other		Balance
(in thousands)	Beginning	and	Accounts —		at End
Classification	of Year	Expenses	Write-offs	Deductions	of Year
Year to date December 31, 2022
Allowance for doubtful accounts	$1,932	$1,663	$356	$—	$3,239
Allowance for sales discounts	7,225	1,544	—	—	8,769
Allowance for deferred tax assets	11,991	97	—	909	11,179
Year to date December 31, 2021
Allowance for doubtful accounts	2,110	392	570	—	1,932
Allowance for sales discounts	4,566	2,659	—	—	7,225
Allowance for deferred tax assets	11,316	1,763	—	1,088	11,991
Year to date December 31, 2020
Allowance for doubtful accounts	1,935	(98)	(273)	—	2,110
Allowance for sales discounts	4,748	(182)	—	—	4,566
Allowance for deferred tax assets	11,617	1,166	—	1,467	11,316

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. As of December 31, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer the (“CEO”) and the chief financial officer (the “CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Grant Thornton LLP, an independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report included in the Company’s Consolidated Financial Statements.

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except that on April 1, 2022, the Company acquired ETANCO. As a result, the Company is currently integrating ETANCO's operations into its overall internal controls over financial reporting.

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities at ETANCO, which we acquired on April 1, 2022, as discussed in Note 3, “Acquisitions,” to the Consolidated Financial Statements. During the year ended 2022, ETANCO contributed approximately $212.6 million to the Company’s consolidated revenue. As of December 31, 2022, our total assets included approximately $955.1 million which were specifically attributable to ETANCO. We have included the financial results of ETANCO in the consolidated financial statements from the date of acquisition.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be contained in the Company’s proxy statement for the 2023 Annual Meeting of Stockholders to be held on Wednesday, April 26, 2023, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2022, which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be contained in the Company’s proxy statement for the 2023 Annual Meeting of Stockholders to be held on Wednesday, April 26, 2023, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2022, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in the Company’s proxy statement for the 2023 Annual Meeting of Stockholders to be held on Wednesday, April 26, 2023, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2022, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in the Company’s proxy statement for the 2023 Annual Meeting of Stockholders to be held on Wednesday, April 26, 2023, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2022, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in the Company’s proxy statement for the 2023 Annual Meeting of Stockholders to be held on Wednesday, April 26, 2023, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2022, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

1.     Consolidated financial statements

The following consolidated financial statements are filed as a part of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2022, and 2021

Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2022, is filed as part of this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts-Years ended December 31, 2022, 2021 and 2020.

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

3.1 Certificate of Incorporation of Simpson Manufacturing Co., Inc., as amended, is incorporated by reference to Exhibit 3.1 of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

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

10.2    Amended and Restated Credit Agreement among the Company, the subsidiaries of the Company party thereto as guarantors, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties party thereto is incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 4, 2022.

10.3    Securities Purchase Agreement by and between Simpson Strong-Tie Europe, Simpson Manufacturing Co., Inc., on the one hand and the sellers identified herein, on the other hand, with respect to Fixco Invest, dated January 26, 2022 is incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on January 31, 2022.

10.4    Amendment No. 1 to the Securities Purchase Agreement by and between Simpson Strong-Tie Europe, Simpson Manufacturing Co., Inc., on the other hand, and the sellers identified therein, on the other hand, with respect to Fixco Invest, dated March 17, 2022 is incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.5*    Simpson Manufacturing Co., Inc. Executive Officer Cash Profit Sharing Plan, as amended through March 17, 2017 is incorporated by reference to Exhibit 10.4 of its Annual Report on Form 10-K dated February 28, 2018.
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

10.8*    Form of Simpson Manufacturing Co., Inc. Director Time Based Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.9 of its Annual Report on Form 10-K dated February 28, 2022.
*Management contract or compensatory plan or arrangement.

10.9* Form of Simpson Manufacturing Co., Inc. Performance Based Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.10 of its Annual Report on Form 10-K dated February 28, 2022.
     *Management contract or compensatory plan or arrangement.

10.10*Form of Simpson Manufacturing Co., Inc. Time Based Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.11 of its Annual Report on Form 10-K dated February 28, 2022.
    * Management contract or compensatory plan or arrangement.

21.    List of Subsidiaries of the Registrant is filed herewith.

23    Consent of Grant Thornton LLP is filed herewith.

31.1    Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification is filed herewith.

31.2    Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification is filed herewith.

32.    Section 1350 Certifications are furnished herewith.

101    Financial statements from the annual report on Form 10-K of Simpson Manufacturing Co., Inc. for the year ended December 31, 2022, formatted in XBRL, are filed herewith and include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statement of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104    Cover Page Interactive Data File (embedded within the Inline XBRL document).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 28, 2023		Simpson Manufacturing Co., Inc.
(Registrant)
		By	/s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
and Duly Authorized Officer
of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/Mike Olosky	Chief Executive Officer and Director	February 28, 2023
(Mike Olosky)	(principal executive officer)

Chief Financial Officer:

/s/Brian J. Magstadt	Chief Financial Officer and Treasurer	February 28, 2023
(Brian J. Magstadt)	(principal accounting and financial officer)

Directors:

/s/James S. Andrasick	Chairman of the Board and Director	February 28, 2023
(James S. Andrasick)

/s/Karen Colonias	Executive Advisor and Director	February 28, 2023
(Karen Colonias)

/s/Kenneth D. Knight	Director	February 28, 2023

(Kenneth D. Knight)

/s/Jennifer A. Chatman	Director	February 28, 2023
(Jennifer A. Chatman)

/s/Gary M. Cusumano	Director	February 28, 2023
(Gary M. Cusumano)

/s/Celeste Volz Ford	Director	February 28, 2023
(Celeste Volz Ford)

/s/Robin G. MacGillivray	Director	February 28, 2023
(Robin G. MacGillivray)

/s/Philip E. Donaldson	Director	February 28, 2023
(Philip E. Donaldson)