Form 10-Q
period 2023-03-31
Simpson Manufacturing Co., Inc.
filed 2023-05-08
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

The number of shares of the registrant’s common stock outstanding as of May 4, 2023: 42,670,186

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	March 31,		December 31,
	2023	2022	2022
ASSETS
Current assets
Cash and cash equivalents	$252,541	$984,372	$300,742
Trade accounts receivable, net	339,674	320,428	269,124
Inventories	576,433	443,448	556,801
Other current assets	53,893	39,632	52,583
Total current assets	1,222,541	1,787,880	1,179,250

Property, plant and equipment, net	369,089	265,675	361,555
Operating lease right-of-use assets	55,902	44,651	57,652
Goodwill	500,749	133,651	495,672
Intangible assets, net	366,122	25,021	362,917
Other noncurrent assets	41,231	23,472	46,925
Total assets	$2,555,634	$2,280,350	$2,503,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$95,302	$76,390	$97,841
Accrued liabilities and other current liabilities	212,864	207,959	228,222
Long-term debt, current portion	22,500	22,500	22,500
Total current liabilities	330,666	306,849	348,563
Operating lease liabilities	45,368	36,336	46,882
Long-term debt, net of issuance costs	549,594	670,733	554,539
Deferred income tax and other long-term liabilities	142,597	34,621	140,608
Total liabilities	1,068,225	1,048,539	1,090,592
Commitments and contingencies (see Note 13)
Stockholders’ equity
Common stock, at par value	426	433	425
Additional paid-in capital	295,976	289,773	298,983
Retained earnings	1,194,993	990,611	1,118,030
Treasury stock	—	(21,281)	—
Accumulated other comprehensive loss	(3,986)	(27,725)	(4,059)
Total stockholders’ equity	1,487,409	1,231,811	1,413,379
Total liabilities and stockholders’ equity	$2,555,634	$2,280,350	$2,503,971

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$534,430	$493,570
Cost of sales	281,554	256,789
Gross profit	252,876	236,781
Operating expenses:
Research and development and other engineering	20,747	15,866
Selling	48,667	36,836
General and administrative	63,707	53,774
Total operating expenses	133,121	106,476
Acquisition and integration related costs	1,442	6,951
Net gain on disposal of assets	(50)	(1,083)
Income from operations	118,363	124,437
Interest expense, net and other finance costs	(570)	(212)
Other & foreign exchange loss, net	(398)	(216)
Income before taxes	117,395	124,009
Provision for income taxes	29,441	29,433
Net income	$87,954	$94,576
Other comprehensive income
Translation adjustment	4,560	(3)
Unamortized pension adjustments	218	(172)
Cash flow hedge adjustment, net of tax	(4,705)	(9,946)
Comprehensive net income	$88,027	$84,455

Net income per common share:
Basic	$2.06	$2.19
Diluted	$2.05	$2.18

Weighted average number of shares outstanding
Basic	42,610	43,179
Diluted	42,827	43,376

Cash dividends declared per common share	$0.26	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Three Months Ended March 31, 2023 and 2022

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2022	42,560	$425	$298,983	$1,118,030	$(4,059)	$—	$1,413,379
Net income	—	—	—	87,954	—	—	87,954
Translation adjustment, net of tax	—	—	—	—	4,560	—	4,560
Pension adjustment and other, net of tax	—	—	—	—	218	—	218
Cash flow hedges, net of tax	—	—	—	—	(4,705)	—	(4,705)
Stock-based compensation	—	—	4,390	—	—	—	4,390
Shares issued from release of Restricted Stock Units	103	1	(7,397)	—	—	—	(7,396)
Cash dividends declared on common stock, $0.26 per share	—	—	—	(10,991)	—	—	(10,991)
Balance at March 31, 2023	42,663	$426	$295,976	$1,194,993	$(3,986)	$—	$1,487,409

Balance at December 31, 2021	43,217	$432	$294,330	$906,841	$(17,605)	$—	$1,183,998
Net income	—	—	—	94,576	—	—	94,576
Translation adjustment and other, net of tax	—	—	—	—	(3)	—	(3)
Derivative instrument adjustments, net of tax	—	—	—	—	(9,946)	—	(9,946)
Pension adjustment and other, net of tax	—	—	—	—	(171)	—	(171)
Stock-based compensation	—	—	4,007	—	—	—	4,007
Shares issued from release of Restricted Stock Units	130	1	(9,524)	—	—	—	(9,523)
Repurchase of common stock	(195)	—	—	—	—	(21,281)	(21,281)
Cash dividends declared on common stock, $0.25 per share	—	—	—	(10,806)	—	—	(10,806)
Common stock issued at $139.07 per share for stock bonus	7	—	960	—	—	—	960
Balance at March 31, 2022	43,159	$433	$289,773	$990,611	$(27,725)	$(21,281)	$1,231,811

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net income	$87,954	$94,576
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets and other	(50)	(1,083)
Depreciation and amortization	17,746	10,795
Noncash lease expense	2,946	2,477
(Gain) Loss in equity method investment, before tax	136	(184)
Deferred income taxes	—	(1,810)
Noncash compensation related to stock plans	4,629	4,872
Provision for doubtful accounts	635	(211)
Deferred hedge gain	(896)	—
Changes in operating assets and liabilities
Trade accounts receivable	(69,990)	(89,799)
Inventories	(16,931)	(381)
Trade accounts payable	(3,418)	17,929
Other current assets	(3,137)	(16,479)
Accrued liabilities and other current liabilities	(13,238)	21,707
Other noncurrent assets and liabilities	(3,428)	2,270
Net cash provided by operating activities	2,958	44,679
Cash flows from investing activities
Capital expenditures	(18,758)	(17,823)
Asset acquisitions, net of cash acquired	(8,329)	(488)
Equity method investments	—	(600)
Proceeds from sale of property and equipment	44	1,830
Net cash used in investing activities	(27,043)	(17,081)
Cash flows from financing activities
Repurchase of common stock	—	(21,281)
Proceeds from borrowing under lines of credit and term loan	271	700,038
Repayments of lines of credit and term loan	(5,625)	(1,024)
Debt issuance costs	—	(6,804)
Dividends paid	(11,065)	(10,806)
Cash paid on behalf of employees for shares withheld	(7,398)	(9,523)
Net cash provided by (used in) financing activities	(23,817)	650,600
Effect of exchange rate changes on cash and cash equivalents	(299)	5,019
Net increase (decrease) in cash and cash equivalents	(48,201)	683,217
Cash and cash equivalents at beginning of period	300,742	301,155
Cash and cash equivalents at end of period	$252,541	$984,372
Noncash activity during the period
Noncash capital expenditures	$2,657	$761
Dividends declared but not paid	10,991	10,847
Issuance of Company’s common stock for compensation	—	960

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

Interim Reporting Period

The accompanying unaudited quarterly Condensed Consolidated Financial Statements have been prepared in accordance with GAAP pursuant to the rules and regulations for reporting interim financial information and instructions on Form 10-Q. Accordingly, certain information and footnotes required by GAAP have been condensed or omitted. These interim statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”).

The unaudited quarterly Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial information set forth therein in accordance with GAAP. Certain prior period amounts in the Condensed Consolidated Financial Statements and the accompanying notes have been reclassified to conform to the current period’s presentation. The year-end Condensed Consolidated Balance Sheet data provided herein were derived from audited consolidated financial statements included in the 2022 Form 10-K, but do not include all disclosures required by GAAP. The Company’s quarterly results fluctuate. As a result, the Company believes the results of operations for this interim period presented are not necessarily indicative of the results to be expected for any future periods.

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

Fair Value of Financial Instruments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified under a three-tier fair valuation hierarchy based on the observability of the inputs available in the market: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The carrying amounts of trade accounts receivable, accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term nature of these instruments. The fair values of the Company's interest rate and foreign currency contracts are classified as Level 2 within the fair value hierarchy. The fair values of the Company’s contingent consideration related to acquisitions and equity investments are classified as Level 3 within the fair value hierarchy, as these amounts are based on unobserved inputs such as management estimates and entity-specific assumptions and are evaluated on an ongoing basis.

The following tables summarize financial assets and liabilities measured at fair value as of March 31, 2023 and 2022:

	2023			2022
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2
Cash equivalents (1)	$120.5	$—	$—	$32.6	—
Term loan due 2027 (2)	—	427.5	—	—	450.0
Revolver due 2027 (2)	—	150.0	—	—	250.0
Derivative instruments - assets (3)	—	35.6	—	—	9.7
Derivative instruments - liabilities (3)	—	(11.5)	—	—	(25.8)
Contingent considerations	—	—	6.5	—	—
1) The carrying amounts of cash equivalents, representing government and other money market funds traded in an active market with relatively short maturities, are reported on the consolidated balance sheet as of March 31, 2023 and 2022 as a component of "Cash and cash equivalents".
(2) The carrying amounts of the term loan and revolver approximate fair value as of March 31, 2023 based upon the terms and conditions as disclosed in Note 12 in comparison to debt instruments with similar terms and conditions available on the same date.
(3) Derivatives for interest rate, foreign exchange and forward swap contracts are discussed in Note 8.

Derivative Instruments

The Company uses derivative instruments as a risk management tool to mitigate the potential impact of certain market risks. Foreign currency and interest rate risk are the primary market risks the Company manages through the use of derivative instruments, which are accounted for as cash flow hedges or net investment hedges under the accounting standards and carried at fair value as other current or noncurrent assets or as other current or other long-term liabilities. Assets and liabilities with the legal right of offset are not offset. Net deferred gains and losses related to changes in fair value of cash flow hedges are included in accumulated other comprehensive income/loss ("OCI"), a component of stockholders' equity, and are reclassified into the line item in the Condensed Consolidated Statement Of Earnings And Comprehensive Income in which the hedged items are recorded in the same period the hedged item affects earnings. The effective portion of gains and losses attributable to net investment hedges is recorded net of tax to OCI to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to OCI are limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. Changes in fair value of any derivatives that are determined to be ineffective are immediately reclassified from OCI into earnings.

Cash and Cash Equivalents

The Company classifies investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. As of March 31, 2023 and 2022, the values of these investments were $120.5 million and $32.6 million, respectively, consisting of United States Treasury securities and money market funds. The value of the investments is based on cost, which approximates fair value based on Level 1 inputs.

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

The changes in the allowance for doubtful accounts receivable for the three months ended March 31, 2023 are outlined in the table below:

	Balance at			Balance at
(in thousands)	December 31, 2022	Expense (Deductions), net	Write-Offs[1]	March 31, 2023

Allowance for Doubtful Accounts	$3,240	635	(85)	$3,960
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

Accounting Standards Not Yet Adopted

We believe that all recently issued accounting pronouncements from the Financial Accounting Standards Board ("FASB") do not apply to us or will not have a material impact to the Condensed Consolidated Financial Statements.

2.    Revenue from Contracts with Customers

Disaggregated Revenue

The Company disaggregates net sales into the following major product groups as described in its segment information included in these interim financial statements under Note 14.

Wood Construction Products Revenue. Wood construction products represented approximately 85% and 88% of total net sales for the three months ended March 31, 2023 and 2022, respectively.

Concrete Construction Products Revenue. Concrete construction products represented approximately 14% and 12% of total net sales for the three months ended March 31, 2023 and 2022 respectively.

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

Other Revenue. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and services were less than 1% of net sales and recognized as the services are completed or by transferring control over a product to a customer at a point in time. Services may be sold separately or in bundled packages. The typical contract length for a service is generally less than one year. For bundled packages, the Company accounts for individual services separately when they are distinct within the context of the contract. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the services.

Reconciliation of contract balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of March 31, 2023, the Company had no contract assets or contract liabilities from contracts with customers.

3.    Acquisition

On April 1, 2022, the Company completed its acquisition (the "Acquisition") of 100% of the outstanding equity interest of FIXCO Invest S.A.S. (together with its subsidiaries, "ETANCO") for total purchase consideration of $805.4 million, net of cash acquired. The Acquisition was completed pursuant to the securities purchase agreement dated January 26, 2022, as amended, by and among the Company, Fastco Investment, Fastco Financing, LRLUX and certain other security holders. The purchase price for the Acquisition was paid using cash on hand and borrowings in the amount of $250.0 million under the revolving credit facility and $450.0 million under the term loan facility.

ETANCO is a manufacturer and distributor of fastener and fixing products headquartered in France and its primary product applications directly align with the addressable markets in which the Company operates. The Acquisition allows the Company to enter into new commercial building markets such as façades, waterproofing, safety and solar, as well as grow its share of direct business sales in Europe.

ETANCO’s results of operations were included in the Company's Condensed Consolidated Financial Statements from April 1, 2022 the acquisition date, and as such, only includes ETANCO's results of operations for the three months ending March 31, 2023. ETANCO had net sales of $80.0 million and a net income of $5.3 million, for the three months ended March 31, 2023, which includes costs related to the amortization of acquired intangible assets, and expenses incurred for integration.

Purchase price allocation

The Acquisition was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations ("ASC 805") which requires, among other things, that assets acquired and liabilities assumed in a business combination be recorded at fair value as of the acquisition date with limited exceptions.

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

Trade accounts receivable, net

The gross amount of trade receivables acquired was approximately $67.4 million, of which $63.6 million was estimated to be recoverable based on ETANCO's historical trend for collections.

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

Property and equipment, net

Acquired property and equipment includes land of $16.1 million, buildings and site improvements of $32.5 million, and machinery, equipment, and software of $41.1 million. The estimated fair value of property and equipment was determined primarily using market and/or or cost approach methodologies. The acquired fair value for buildings and site improvements depreciate on a straight-line basis over the estimated useful lives of the assets for a period of up to sixteen years, machinery, equipment and software will depreciate on an accelerated basis over an estimated useful life of three to ten years. Depreciation expense associated with the acquired property and equipment amounted to $1.8 million for the three months ended March 31, 2023.

Goodwill

The excess of purchase price over the net assets acquired was recognized as goodwill and relates to the value that is expected from the acquired assembled workforce as well as the increased scale and synergies resulting from the integration of both businesses. The goodwill recognized from the Acquisition is not deductible for local income tax purposes. Goodwill has been allocated to components within the ETANCO reporting unit.

Intangible assets, net

The estimated fair value of intangible assets acquired was determined primarily using income approach methodologies. The values allocated to intangible assets and the useful lives were as follows:

(in thousands, except useful lives)	Weighted-average useful life (in years)	Amount
Customer relationships	15	$248,398
Trade names	Indefinite	93,811
Developed technology	10	11,256
Patents	8	3,862
		$357,327

The acquired definite-lived intangible assets are being amortized on a straight-line basis over estimated useful lives, which approximates the pattern in which these assets are utilized. The Company recognized $4.4 million of amortization expense on these assets during the three months ended March 31, 2023.

Deferred taxes

As a result of the increase in fair value of inventory, property and equipment, and intangible assets, deferred tax liabilities of $105.9 million were recognized, primarily due to intangible assets.

Acquisition and integration related costs

During the three months ended March 31, 2023, the Company incurred integration related expenses of $1.4 million. During the three months ended March 31, 2022, the Company incurred acquisition related costs of $7.0 million for investment banking, legal, accounting, advisory, and consulting fees. Acquisition and integration related costs have been included in the Company’s income from operations.

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

The following unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting in accordance with U.S. GAAP:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022

Net sales	$534,430	$572,754
Net income	$89,032	$105,447

Pro forma earnings per common share:
Basic	$2.09	$2.44
Diluted	$2.08	$2.43

Weighted average shares outstanding:
Basic	42,610	43,179
Diluted	42,827	43,376

The unaudited pro forma results above includes the following adjustments to net income:

1) Integration related costs of $1.4 million and acquisition related costs $7.0 million, which were incurred during the three months ended March 31, 2023 and March 31, 2022, respectively, were adjusted as if such costs were incurred during the twelve months ended December 31, 2021.

2) Net income for ETANCO includes adjustments of $0.4 million to conform ETANCO’s historical financial results prepared under French GAAP to U.S. GAAP for the three months ended March 31, 2022. The U.S. GAAP adjustments are primarily related to share-based payments expense on awards that were settled prior to the Acquisition, and costs incurred and capitalized by ETANCO on its historical acquisitions.

4.    Net Income per Share

The following shows a reconciliation of basic net earnings per share ("EPS") to diluted EPS:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Net income available to common stockholders	$87,954	$94,576
Basic weighted-average shares outstanding	42,610	43,179
Dilutive effect of potential common stock equivalents — restricted stock units	217	197
Diluted weighted-average shares outstanding	42,827	43,376
Net earnings per common share:
Basic	$2.06	$2.19
Diluted	$2.05	$2.18

5.    Stock-Based Compensation

The Company allocates stock-based compensation expense amongst cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation capitalized in inventory was immaterial for all periods presented. The Company recognized stock-based compensation expense related to its equity plans for employees of $4.6 million and $4.9 million for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023, the Company granted 261,760 restricted stock units (RSUs) and performance stock units (PSUs) to the Company's employees, including officers at an estimated weighted average fair value of $98.49 per share based on the closing price (adjusted for the present value of dividends) of the Company's common stock on the grant date. The RSUs and PSUs granted to the Company's employees may be time-based or time and performance-based. Certain of the PSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the award agreement over a cumulative three year period, after which time these awards cliff vest. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time-based RSUs that are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year vesting-term of the award.

As of March 31, 2023, the Company's aggregate unamortized stock compensation expense was approximately $32.2 million which is expected to be recognized in expense over a weighted-average period of 2.7 years.

6.    Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	As of March 31,		As of December 31,
(in thousands)	2023	2022	2022
Trade accounts receivable	$348,201	$327,054	$276,229
Allowance for doubtful accounts	(3,961)	(1,618)	(3,240)
Allowance for sales discounts and returns	(4,566)	(5,008)	(3,865)
	$339,674	$320,428	$269,124

7.    Inventories

The components of inventories are as follows:

	As of March 31,		As of December 31,
(in thousands)	2023	2022	2022
Raw materials	$200,190	$180,431	$187,149
In-process products	56,937	36,029	55,171
Finished products	319,306	226,988	314,481
	$576,433	$443,448	$556,801

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

As of March 31, 2023, the aggregate notional amount of the Company's outstanding interest rate contracts, cross currency swap contracts, EUR forward contract and CNY forward contracts were $577.5 million, $448.2 million, $321.7 million and $9.9 million, respectively. As of March 31, 2022, the aggregate notional amount of the Company's outstanding forward contracts used to hedge variability in cash flows on its Chinese Yuan denominated purchases were CNY68.3 million, all of which expired by December 31, 2022.

Changes in fair value of any forward contracts that are determined to be ineffective are immediately reclassified from OCI into earnings. There were no amounts recognized due to ineffectiveness during the three-months ended March 31, 2023.

The effects of fair value and cash flow hedge accounting on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the periods ended March 31, were as follows:

	2023		2022
(in thousands)	Interest expense, net	Other & foreign exchange loss, net	Cost of sales	Interest expense, net	Other & foreign exchange loss, net
Total amounts of income and expense line items presented in the Condensed Consolidated Statement of Earnings in which the effects of fair value or cash flow hedges are recorded	$(570)	$(398)	256,789	(212)	(216)
The effects of fair value and cash flow hedging
Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount of gain or (loss) reclassified from OCI to earnings	3,196	—	—	(29)	—
Cross currency swap contract
Amount of gain or (loss) reclassified from OCI to earnings	1,339	(1,816)	—	21	(2,967)
Forward contract
Amount of gain or (loss) reclassified from OCI to earnings	—	—	163	—	—

The effects of derivative instruments on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the three months ended March 31, 2023 and 2022 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2023	2022		2023	2022
Interest rate contracts	$(4,043)	$(1,805)	Interest expense	$3,196	$(29)
Cross currency contracts	(2,279)	(7,548)	Interest expense	1,339	21
Forward contracts	$(35)	$—	FX gain (loss)	(1,816)	(2,967)
FX gain (loss)	$—	$—	Cost of goods sold	—	163
Total	$(6,357)	$(9,353)		$2,719	$(2,812)

For the three months ending March 31, 2023 losses on the net investment hedge and March 31, 2022 gains on net investment hedge of $0.2 million and $6.8 million were included in OCI, respectively. For the three months ending March 31, 2023, excluded gains of $1.2 million were reclassified from OCI to interest expense, while none were reported for the three months ended March 31, 2022.

As of March 31, 2023, the aggregate fair values of the Company’s derivative instruments on the Condensed Consolidated Balance Sheet were comprised of an asset of $35.6 million, of which $18.0 million is included in other current assets, and the balance, or $17.7 million as other non-current assets, and a non-current liability of $11.5 million.

9.    Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of March 31,		As of December 31,
(in thousands)	2023	2022	2022
Land	$51,543	$34,591	$50,025
Buildings and site improvements	233,141	197,180	233,123
Leasehold improvements	6,621	6,153	6,367
Machinery, equipment, and software	481,993	407,808	472,907
	773,298	645,732	762,422
Less accumulated depreciation and amortization	(443,762)	(406,835)	(432,392)
	329,536	238,897	330,030
Capital projects in progress	39,553	26,778	31,525
Total	$369,089	$265,675	$361,555

10.    Goodwill and Intangible Assets, net

Goodwill consisted of the following:

	As of March 31,		As of December 31,
(in thousands)	2023	2022	2022
North America	$103,570	$96,359	$103,572
Europe	395,903	35,864	390,799
Asia/Pacific	1,276	1,428	1,301
Total	$500,749	$133,651	$495,672

Goodwill totaled $500.7 million as of March 31, 2023, including $360.0 million attributable to the Acquisition.

Intangible assets, net, consisted of the following:

	As of March 31, 2023
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$53,353	$(30,744)	$22,609
Europe	378,158	(38,824)	339,334
Asia/Pacific	4,179	—	4,179
Total	$435,690	$(69,568)	$366,122

	As of March 31, 2022
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$46,642	$(27,205)	$19,437
Europe	26,274	(20,690)	5,584
Total	$72,916	$(47,895)	$25,021

	As of December 31, 2022
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$53,498	$(29,782)	$23,716
Europe	373,538	(34,337)	339,201
Total	$427,036	$(64,119)	$362,917

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization of definite-lived intangible assets was $5.7 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 8.9 years.

Indefinite-lived intangible assets totaled $93.0 million as of March 31, 2023, including $92.3 million attributable to trade names acquired in the Acquisition.

At March 31, 2023, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)
Remaining nine months of 2023	$15,748
2024	20,314
2025	20,087
2026	19,618
2027	19,334
2028	19,123
Thereafter	158,943
$273,167

The changes in the carrying amount of goodwill and intangible assets for the three months ended March 31, 2023, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2022	$495,672	$362,917
Acquisition	—	4,179
Reclassifications	—	(21)
Amortization	—	(5,668)
Foreign exchange	5,077	4,715
Balance at March 31, 2023	$500,749	$366,122

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

The following table provides a summary of leases included on the Condensed Consolidated Balance Sheets as of March 31, 2023 and 2022 and December 31, 2022, Condensed Consolidated Statements Of Earnings and Comprehensive Income, and Condensed Consolidated Statements Of Cash Flows for the three months ended March 31, 2023 and 2022:

	Condensed Consolidated Balance Sheets Line Item	March 31,		December 31,
(in thousands)		2023	2022	2022
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$55,902	$44,651	$57,652
Liabilities
Operating - current	Accrued expenses and other current liabilities	$11,612	$8,750	$11,544
Operating - noncurrent	Operating lease liabilities	45,368	36,336	46,882
Total operating lease liabilities		$56,980	$45,086	$58,426

Finance leases
Assets
Property and equipment, gross	Property, plant and equipment, net	$—	$—	$3,569
Accumulated amortization	Property, plant and equipment, net	—	—	(3,569)
Property and equipment, net	Property, plant and equipment, net	$—	$—	$—

The components of lease expense were as follows:

	Condensed Consolidated Statements of Earnings and Comprehensive Income Line Item	Three Months Ended March 31,
(in thousands)		2023	2022
Operating lease cost	General administrative expenses and cost of sales	$3,959	$3,128

Other Information

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,653	$3,097
Operating right-of-use assets obtained in exchange for lease obligations during the current period	1,272	2,196

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2023:

(in thousands)	Operating Leases
Remaining nine months of 2023	$10,840
2024	12,689
2025	10,687
2026	8,424
2027	6,519
Thereafter	16,680
Total lease payments	65,839
Less: Present value discount	(8,859)
Total lease liabilities	$56,980

The following table summarizes the Company's lease terms and discount rates as of March 31, 2023 and 2022:

Weighted-average remaining lease terms (in years):	2023	2022
Operating leases	5.93	6.64
Weighted-average discount rate:
Operating leases	4.67%	5.17%

12.    Debt

As of March 31, 2023, the Company has $577.5 million, excluding deferred financing costs, outstanding under its Amended and Restated Credit Facility, which is the estimated fair value as of March 31, 2023. The Company had outstanding balances of $700.0 million and $583.2 million under the Amended and Restated Credit Facility as of March 31, 2022, and December 31, 2022, respectively.

The following is a schedule, by years, of maturities for the remaining term loan facility as of March 31, 2023:

(in thousands)	5-Year Term Loan
Remaining nine months of 2023	$16,875
2024	22,500
2025	22,500
2026	22,500
2027	343,125
Total loan outstanding	$427,500

The $150.0 million outstanding under the revolving credit facility is due on March 31, 2027.

The Company was in compliance with its financial covenants under the Amended and Restated Credit Facility as of March 31, 2023.

As of March 31, 2023, in addition to the Amended and Restated Credit Facility, certain of the Company’s domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders. Together, all of its credit facilities provide the Company with a total of $305.7 million in available borrowing capacity and an irrevocable standby letter of credit in support of various insurance deductibles.

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

14.    Segment Information

The Company is organized into three reporting segments defined by the regions where the Company’s products are manufactured, marketed and distributed to its customers. The three reporting segments are the North America segment (comprised primarily of the Company’s operations in the U.S. and Canada), the Europe segment, which includes ETANCO, and the Asia/Pacific segment (comprised of the Company’s operations in Asia and the South Pacific, These segments are similar in several ways, including the types of materials used, the production processes, the distribution channels and the product applications.

The Administrative & All Other line item primarily includes expenses such as self-insured workers compensation claims for employees, stock-based compensation for certain members of management, interest expense, foreign exchange gains or losses and income tax expense, as well as revenues and expenses related to real estate activities.

The following tables illustrate certain measurements used by management to assess the performance of its reportable segments as of or the following periods:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net Sales
North America	$406,330	$438,731
Europe	124,215	51,451
Asia/Pacific	3,885	3,388
Total	$534,430	$493,570
Sales to Other Segments*
North America	$1,168	$1,134
Europe	1,613	1,684
Asia/Pacific	5,902	8,567
Total	$8,683	$11,385
Income (Loss) from Operations
North America	$114,393	$135,727
Europe	13,470	(1,370)
Asia/Pacific	(138)	564
Administrative and all other	(9,362)	(10,484)
Total	$118,363	$124,437

*    Sales to other segments are eliminated in consolidation.

			At
	As of March 31,		December 31,
(in thousands)	2023	2022	2022
Total Assets
North America	$1,425,374	$1,120,027	$1,393,968
Europe	695,268	1,034,323	675,634
Asia/Pacific	32,789	32,847	34,599
Administrative and all other	402,203	93,153	399,770
Total	$2,555,634	$2,280,350	$2,503,971

Cash collected by the Company’s U.S. subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore is in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $189.8 million, $96.1 million, and $222.5 million, as of March 31, 2023 and 2022, and December 31, 2022, respectively. Also included in the total assets of "Administrative and all other" are intercompany borrowings due from the Europe segment, which were used by the Europe segment in the acquisition of ETANCO. Included in the total assets of each segment are net intercompany borrowings due to and from the other segments.

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

	Three Months Ended March 31,
(in thousands)	2023	2022

Wood construction products	$454,758	$435,438
Concrete construction products	76,672	57,976
Other	3,000	156
Total	$534,430	$493,570

15.    Subsequent Events

Dividend Declared

On April 26, 2023, the Company’s Board of Directors (the "Board") declared a quarterly cash dividend of $0.27 per share, estimated to be $11.5 million in total. The dividend will be payable on July 27, 2023, to the Company's stockholders of record on July 6, 2023.

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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions that concern our strategy, plans, expectations or intentions. Forward-looking statements include, but are not limited to, statements about future financial and operating results, our plans, objectives, business outlook, priorities, expectations and intentions, expectations for sales and market growth, comparable sales, earnings and performance, stockholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, the integration of ETANCO, our strategic initiatives, including the impact of these initiatives, on our strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing and other statements that are not historical facts. Although we believe that the expectations, opinions, projections and comments reflected in these forward-looking statements are reasonable, such statements involve risks and uncertainties and we can give no assurance that such statements will prove to be correct. Actual results may differ materially from those expressed or implied in such statements.

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

Recent Developments

In 2021, we unveiled several key growth initiatives that we believe will help us continue our track record of achieving above market revenue growth through a combination of organic and inorganic opportunities. Our organic opportunities are focused on expanding the markets for wood and concrete structural connections and solutions. These key growth initiatives will focus on the OEM, repair and remodel or do-it-yourself, mass timber, concrete and structural steel markets.

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

We have made progress towards our key growth initiatives that were first announced in 2021. Select highlights that include both organic and inorganic growth from 2022 and 2023 were:

•Acquiring ETANCO which has resulted in additional scale for our European operations and was accretive to earnings in the first quarter of 2023;
•Increasing our number of commercial market customers as well as launching new structural steel products;
•Growing across all OEM customer types, while continuing to develop the market for mass timber:
•Expanding our wood product line by acquiring intellectual property;
•Continuing to invest in venture capital funds and other companies focused on the home building industry and related new technologies; and
•As part of our Partner of Choice initiative, we anticipate completing our path-to-market customer transition by the end of this year.

As we make progress on our key growth initiatives, we believe we can continue our above market growth relative to U.S. housing starts in fiscal 2023 and beyond. These examples further emulate our Founder, Barclay Simpson’s, nine principles of doing business, and more specifically the focus and obsession on customers and users.

Factors Affecting Our Results of Operations

The Company’s business, financial condition and results of operations depends in large part on the level of United States housing starts and residential construction activity. Though single-family housing starts increased in prior years, we have seen demand decline recently due to supply-chain factors, unfavorable economic conditions, including rising interest rates, inflation, and recession fears, resulting in lower new home starts and completions. However, the Company also supplies product used in multifamily housing construction, which increased in the first quarter of 2023 compared to last year. During 2021, we passed four price increases to our customers to offset significantly higher material costs arising from supply constraints. During the first quarter of 2023, we gave back some of the increase in product prices in response to marginally lower raw material costs, while a tight labor market and unusually wet winter in the western region of the United States could further negatively affect operating margins for 2023 as compared to 2022.

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

Business Segment Information

Historically our North America segment has generated more revenues from wood construction products compared to concrete construction products. Our wood construction product sales decreased 9.9% for the quarter ended March 31, 2023 compared to March 31, 2022, mostly due to lower sales volumes, and our concrete construction product sales increased 6.3% over the same periods, due to product price increases in an effort to offset rising raw material costs, partly offset by lower volumes. Previously announced decreases for pricing on certain of our wood products for 2023 will likely negatively affect 2023 net sales compared to 2022. We currently anticipate compression of our operating margin for fiscal 2023 compared to 2022 due to the effects of our product price decreases and increases in operating expenses, partly offset by lower average priced steel in cost of sales relative to much of the prior year.

During 2022, we reviewed the footprint for our U.S. operations with assistance from a third party. As a result, we identified opportunities to expand our facilities in the U.S. We believe that this expansion will improve our overall service, production efficiencies and safety in the workplace, as well as reduce our reliance on certain outsourced finished goods and component products and continue to ensure we have ample capacity to meet our customer needs. These investments reinforce our core business model differentiators to remain the partner of choice as we continue to produce products locally and ensure superior levels of customer service. Facility investments have already started in 2022 with the announced expansion of the Columbus facility, expected to be completed in 2024 while additional facility expansions are being considered.

Europe sales increased 141.4% for the quarter ended March 31, 2023 compared to March 31, 2022, primarily due to the acquisition of ETANCO, which contributed $80.0 million in net sales, along with product price increases, offset by lower volumes and the negative effect of approximately $2.8 million in foreign currency translation due to a weakening United States dollar. Wood construction product sales increased 129.4% for the quarter ended March 31, 2023 compared to March 31, 2022 with ETANCO contributing $64.8 million to that increase. Concrete construction product sales are mostly project based, and sales increased 215.5% for the quarter ended March 31, 2023 compared to March 31, 2022 with ETANCO contributing $15.2 million. Europe gross profit of $46.6 million included $30.6 million from the acquisition of ETANCO. Europe reported income from operations of $14.8 million for the quarter ended March 31, 2023 compared to a loss from operations for the quarter ended March 31, 2022. ETANCO contributed operating income of $9.4 million for the current quarter, which was net of $4.2 million of amortization expense on acquired intangible assets and acquisition and integration costs were lower by $5.5 million. We expect to incur additional costs in 2023 as originally planned, to continue integrating ETANCO. The Company has begun to benefit from some of the previously identified synergies and we believe remains well positioned to benefit meaningfully from other synergies, subject to changing macroeconomic circumstances, which will delay some of the synergy opportunities.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products, which we believe is not significant to our overall performance.

Business Outlook

The Company has updated its financial outlook for the full fiscal year ending December 31, 2023 based on one quarter of performance to reflect its latest expectations regarding demand trends, raw material costs and operating expense as of April 24, 2023 as follows:

•Operating margin is now estimated to be in the range of 19% to 21%.

•Annual interest expense on the $577.5 million outstanding under the Amended and Restated Credit Facility as of March 31, 2023, is expected to be approximately $9.7 million, including the benefit from interest rate and cross currency swaps.

•The effective tax rate is estimated to be in the range of 25% to 26%, including both federal and state income tax rates and assuming no tax law changes are enacted.

•Capital expenditures are estimated to be in the range of $90.0 million to $95.0 million, including the expected spend of $22.0 million to $25.0 million on our previously announced Columbus, Ohio facility expansion, with the balance of that project to be spent in 2024.

•The Company has made solid progress on its efforts to integrate ETANCO into its operations and to realize previously identified offensive and defensive synergies in the years ahead. However, these efforts will continue to result in additional costs in 2023 that have been planned since the Company announced the transaction.

Results of Operations for the Three Months Ended March 31, 2023, Compared with the Three Months Ended March 31, 2022

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended March 31, 2023, against the results of operations for the three months ended March 31, 2022. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended March 31, 2022 and the three months ended March 31, 2023.

First Quarter 2023 Consolidated Financial Highlights

The following table shows the change in the Company's operations from the three months ended March 31, 2022 to the three months ended March 31, 2023, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	March 31,	North		Asia/	Admin &	March 31,
(in thousands)	2022	America	Europe	Pacific	All Other	2023
Net sales	$493,570	$(32,401)	$72,764	$497	$—	$534,430
Cost of sales	256,789	(20,004)	43,613	1,021	135	281,554
Gross profit	236,781	(12,397)	29,151	(524)	(135)	252,876
Research and development and other engineering expense	15,866	4,120	874	(113)	—	20,747
Selling expense	36,836	3,954	7,827	65	(15)	48,667
General and administrative expense	53,774	887	10,066	220	(1,240)	63,707
Total operating expenses	106,476	8,961	18,767	172	(1,255)	133,121
Acquisition and integration related costs	6,951	—	(5,509)	—	—	1,442
Net loss (gain) on disposal of assets	(1,083)	(24)	1,052	5	—	(50)
Income from operations	124,437	(21,334)	14,841	(701)	1,120	118,363
Interest income (expense), net and other	(212)	125	(2,750)	5	2,262	(570)
Other & foreign exchange loss, net	(216)	1,736	100	(563)	(1,455)	(398)
Income (loss) before income taxes	124,009	(19,473)	12,191	(1,259)	1,927	117,395
Provision for income taxes	29,433	(3,925)	4,049	(350)	234	29,441
Net income (loss)	$94,576	$(15,548)	$8,142	$(909)	$1,693	$87,954

Net sales increased 8.3% to $534.4 million from $493.6 million primarily due to ETANCO which contributed $80.0 million in net sales, offset by lower sale volumes in North America. Wood construction product sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% and 88% of the Company's total sales in the first quarters of 2023 and 2022, respectively. Concrete construction product sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14% and 12% of the Company's total sales in the first quarters of 2023 and 2022, respectively.

Gross profit increased 6.8% to $252.9 million from $236.8 million primarily due to $30.6 million of gross profit from ETANCO at a 38.3% gross margin which resulted in a consolidated gross margin of 47.3% compared to 48.0% last year without ETANCO. From a product perspective, gross margin decreased to 47.1% from 48.1% for wood construction products and increased to 47.1% from 46.9% for concrete construction products, respectively.

Research and development and engineering expense increased 30.8% to $20.7 million from $15.9 million, primarily due to increases of $2.8 million in personnel costs, $0.5 million in professional services, $0.3 million in travel related costs, $0.3 million in depreciation and amortization and $0.2 million for cash profit sharing.

Selling expense increased 32.1% to $48.7 million from $36.8 million, primarily due to increases of $7.0 million in personnel costs and commissions, $1.7 million in travel related costs, $1.1 million in professional fees, and $0.8 million in advertising and trade shows, offset by a decrease of $0.6 million for cash profit sharing.

General and administrative expense increased 18.5% to $63.7 million from $53.8 million, primarily due to increases of $5.3 million in depreciation and amortization, $3.0 million in personnel costs, $1.1 million for bad debt expenses, $1.1 million in computer and software expenses net of amounts capitalized, and $0.8 million in travel related costs, offset by a decrease of $1.3 million in cash profit sharing and $0.8 million in professional and legal fees.

Acquisition and integration costs related to ETANCO were $5.5 million lower.

Our effective income tax rate increased to 25.1% from 23.7%.

Consolidated net income was $88.0 million, which includes the operating results from ETANCO, compared to $94.6 million. Diluted earnings per share was $2.05 compared to $2.18.

Net sales

The following table shows net sales by segment for the three months ended March 31, 2023 and 2022, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
March 31, 2022	$438,731	$51,451	$3,388	$493,570
March 31, 2023	406,330	124,215	3,885	534,430
Increase (decrease)	$(32,401)	$72,764	$497	$40,860
Percentage increase (decrease)	(7.4)%	141.4%	14.7%	8.3%

The following table shows segment net sales as percentages of total net sales for the three months ended March 31, 2023 and 2022, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2022 net sales	89%	10%	1%	100%
Percentage of total 2023 net sales	76%	23%	1%	100%

Gross profit

The following table shows gross profit by segment for the three months ended March 31, 2023 and 2022, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
March 31, 2022	$217,919	$17,453	$1,448	$(39)	$236,781
March 31, 2023	205,522	46,604	924	(174)	252,876
Increase (decrease)	$(12,397)	$29,151	$(524)	$(135)	$16,095
Percentage Increase (decrease)	(5.7)%	167.0%	*	*	6.8%

* The statistic is not meaningful or material.

The following table shows gross margin by segment for the three months ended March 31, 2023 and 2022, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2022 gross margin percentage	49.7%	33.9%	42.7%	*	48.0%
2023 gross margin percentage	50.6%	37.5%	23.8%	*	47.3%

* The statistic is not meaningful or material.

North America

•Net sales decreased 7.4%, primarily due to lower volumes.

•Gross margin increased to 50.6% from 49.7%, primarily from lower raw material costs, partially offset by higher factory and tooling, warehouse and freight costs, as a percentage of net sales.

•Research, development and engineering expenses increased 27.8%, primarily due to increases of $1.5 million in personnel costs, $0.5 million in professional fees, $0.3 million in travel related costs, $0.2 million depreciation and amortization and $0.2 million for cash profit sharing.

•Selling expense increased 12.8%, primarily due to increases of $2.0 million in personnel costs and commissions, $1.1 million in travel related costs, $1.0 million in professional fees, $0.5 million in advertising and trade show costs, and $0.2 million in stock compensation, offset by a decrease of $0.8 million in cash profit sharing.

•General and administrative expense increased 2.4%, primarily due to increases of $0.8 million in personnel cost, $0.8 million bad debt expense, $0.9 million in computer and software expense net of amounts capitalized, $0.5 million in travel rated costs, and $0.4 million in stock compensation, offset by decreases of 1.1 million in professional fees and $0.9 million for cash profit sharing.

•Income from operations decreased by $21.3 million due to the factors discussed above.

Europe

•Net sales increased 141.4%, primarily due to ETANCO, which contributed $80.0 million in net sales, partly offset by lower volumes and the negative effect of approximately $2.8 million in foreign currency translation.

•Gross margin increased to 37.5% from 33.9%. Europe gross profit of $46.6 million included $30.6 million from ETANCO which contributed 38.3% gross margin.

•Income from operations increased by $14.8 million, which includes ETANCO's operating income of $9.4 million which is net of $4.2 million of amortization expense on acquired intangible assets, and $1.4 million in integration costs.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended March 31, 2023 and 2022.

Effect of New Accounting Standards

See "Note 1 Basis of Presentation — Accounting Standards Not Yet Adopted ” to the accompanying unaudited interim Condensed Consolidated Financial Statements.

Liquidity and Sources of Capital

We have historically met our capital needs through a combination of cash flows from operating activities and, when necessary, borrowings under our credit agreements. Our principal uses of capital include the costs and expenses associated with our operations, including financing working capital requirements and continuing our capital allocation strategy, which includes supporting capital expenditures, paying cash dividends, repurchasing the Company's common stock, and financing other investment opportunities.

On March 30, 2022, the Company entered into an Amended and Restated Credit Agreement to finance a portion of its acquisition of ETANCO, which provides for a 5-year revolving credit facility of $450.0 million, and for a 5-year term loan facility of $450.0 million. As of March 31, 2023, the Company had borrowings of $150.0 million under the revolving credit facility and $427.5 million under the term loan facility, and has $300.0 million available to borrow under the revolving credit facility. We believe that our cash position and cash flows from operating activities are sufficient to meet our cash flow needs for the foreseeable future, including repayments of amounts of outstanding debt under the Amended and Restated Credit Agreement.

As of March 31, 2023, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Cash and cash equivalents of $62.5 million are held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the United States. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

The following table shows selected financial information as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively:

	As of March 31,	As of December 31,	As of March 31,
(in thousands)	2023	2022	2022

Cash and cash equivalents	$252,541	$300,742	$984,372
Property, plant and equipment, net	369,089	361,555	265,675
Goodwill, intangible assets and other	880,845	863,841	169,474
Working capital excluding cash and cash equivalents	639,334	529,945	496,659

The following table provides information on how cash was used or provided during the three-month periods ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$2,958	$44,679
Investing activities	(27,043)	(17,081)
Financing activities	(23,817)	650,600

Cash flows from operating activities result primarily from our earnings before non-cash items such as depreciation, amortization and stock-based compensation, and are also affected by changes in operating assets and liabilities which consist primarily of working capital balances. Our revenues are derived from manufacturing and sales of building construction materials. Our operating cash flows are subject to seasonality and are cyclically associated with the volume and timing of construction project starts. For example, trade accounts receivable are generally lowest at the end of the fourth quarter and increases during the first, second and third quarters as construction activity ramps in markets we serve.

During the three months ended March 31, 2023, operating activities provided $3.0 million in cash, as a result of $88.0 million from net income plus $25.1 million non-cash expenses such as depreciation, amortization, and stock-based compensation. This amount was partly offset by $110.1 million used for the net change in operating assets and liabilities, including increases of $70.0 million in trade accounts receivable and $16.9 million in inventory, as well as by a decrease of $13.2 million in other current liabilities.

Cash used in investing activities of $27.0 million during the three months ended March 31, 2023 was mainly for capital expenditures and acquisition related activities. Our capital spending for the three months ended March 31, 2023 and March 31, 2022 was $18.8 million and $17.8 million, respectively, which was primarily used for machinery and equipment purchases and software in development. Based on current information and subject to future events and circumstances, total approved capital spending for 2023 will be in the $90.0 million to $95.0 million range including the expected spend of $22.0 million to $25.0 million on our previously announced Columbus, Ohio facility expansion, with the balance of that project to be spent in 2024. Other capital spending is earmarked for both maintenance and growth to maximize efficiencies and invest in our key initiatives. Our acquisition activities were primarily in support of the building technology services and acquiring intellectual property.

Cash used in financing activities of $23.8 million during the three months ended March 31, 2023 consisted primarily of $11.1 million used to pay dividends to our stockholders, $7.4 million used to pay income taxes on behalf of employees for shares withheld with respect to their vested restricted stock units and $5.6 million used for debt repayment.

On April 26, 2023, the Company's Board of Directors (the "Board") declared a quarterly cash dividend of $0.27 per share payable on July 27, 2023, to the Company's stockholders of record on July 6, 2023.

Since the beginning of 2019 to the quarter ended March 31, 2023, we have returned $417.0 million to stockholders, which represents 55.5% of our free cash flow and includes repurchasing over 3.1 million shares of the Company's common stock, which represents approximately 6.8% of the outstanding shares of the Company's common stock at the start of 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

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

We may manage our exposure to transactional exposures by entering into foreign currency forward contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. In 2021 and 2022, we entered into financial contracts at various times to hedge the risk of fluctuations associated with the Euro and the Chinese Yuan during 2022 and 2023.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Amended and Restated Credit Agreement, which bears interest at variable rates. As of March 31, 2023, the outstanding debt under the Amended and Restated Credit Agreement subject to interest rate fluctuations was $577.5 million. The variable interest rates on the Credit Agreement fluctuate and expose us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We have entered into an interest rate swap agreement to convert the variable interest rate on the balances outstanding under our Amended and Restated Credit Agreement to fixed interest rates. The objective of the interest rate swap agreement is to eliminate the variability of the interest payment cash flows associated with the variable interest rate outstanding under the borrowings. We designated the interest rate swaps as cash flow hedges. Refer to Note 8, "Derivatives and Hedging Instruments", for further information on our interest rate swap contracts in effect as of March 31, 2023.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, a significant raw material upon which our manufacturing depends. Steel cost increased in 2021 when compared to 2020 and historical levels due to the worldwide raw material shortage stemming from the COVID-19 pandemic. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs would also increase. While historically we have successfully mitigated these increased costs through the implementation of price increases, in the future we may not be able to successfully mitigate these costs, which could cause our operating margins to decline. As noted above, higher steel prices not mitigated by price increases will result in further declines in operating margins for the full year of 2023 compared to operating margins for the full year of 2022.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of March 31, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer the (“CEO”) and the chief financial officer (the “CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company currently is not a party to any legal proceedings which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and we could in the future, incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of the various legal proceedings and other matters we are currently involved in, which could materially impact our financial condition, cash flows or results of operations. See “Note 13 — Commitments and Contingencies” to the accompanying unaudited interim consolidated financial statements for certain potential third-party claims.

Item 1A. Risk Factors.

There have been no material changes to our risk factors reported or new risk factors identified since the filing of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below shows the monthly repurchases of shares of the Company's common stock in the first quarter of 2023.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased [1][2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs [2]
January 1 - January 31, 2023	31	$103.21	—	$100,000,000
February 1 - February 28, 2023	66,099	111.87	—	100,000,000
March 1 - March 31, 2023	—	—	—	$100,000,000
Total	66,130

[1] Total number of shares purchased includes shares withheld for settlement of payroll taxes from stock-based compensation awards vested and for retirement eligible employees who retired during the first quarter of 2023.

[2] Pursuant to the Board’s $100.0 million repurchase authorization that was publicly announced on December 15, 2022, which authorization is scheduled to expire on December 31, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX
3.1	Certificate of Incorporation of Simpson Manufacturing Co., Inc., as amended (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed on May 9, 2018).
3.2	Amended and Restated Bylaws of Simpson Manufacturing Co., Inc., as amended (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on March 14, 2023).
10.1	Simpson Manufacturing Co., Inc. Nonqualified Plan (Incorporated by reference to Exhibit 4.3 of the Company's Form S-8 filed on May 8, 2023).
31.1	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certifications is filed herewith.
31.2	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certifications is filed herewith.
32	Section 1350 Certifications are furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	May 8, 2023	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)