Form 10-Q
period 2023-06-30
Simpson Manufacturing Co., Inc.
filed 2023-08-07
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2023: 42,672,848

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	June 30,		December 31,
	2023	2022	2022
ASSETS
Current assets
Cash and cash equivalents	$407,982	$246,134	$300,742
Trade accounts receivable, net	387,917	375,130	269,124
Inventories	523,561	539,844	556,801
Other current assets	53,344	43,501	52,583
Total current assets	1,372,804	1,204,609	1,179,250

Property, plant and equipment, net	375,240	346,184	361,555
Operating lease right-of-use assets	63,358	48,984	57,652
Goodwill	495,065	492,338	495,672
Intangible assets, net	369,649	357,698	362,917
Other noncurrent assets	43,233	35,655	46,925
Total assets	$2,719,349	$2,485,468	$2,503,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$97,847	$112,968	$97,841
Accrued liabilities and other current liabilities	276,601	225,928	228,222
Long-term debt, current portion	22,500	22,500	22,500
Total current liabilities	396,948	361,396	348,563
Operating lease liabilities	51,560	39,654	46,882
Long-term debt, net of issuance costs	544,309	665,449	554,539
Deferred income tax and other long-term liabilities	142,921	134,331	140,608
Total liabilities	1,135,738	1,200,830	1,090,592
Commitments and contingencies (see Note 13)
Stockholders’ equity
Common stock, at par value	426	433	425
Additional paid-in capital	301,612	293,720	298,983
Retained earnings	1,290,686	1,072,959	1,118,030
Treasury stock	—	(46,281)	—
Accumulated other comprehensive loss	(9,113)	(36,193)	(4,059)
Total stockholders’ equity	1,583,611	1,284,638	1,413,379
Total liabilities and stockholders’ equity	$2,719,349	$2,485,468	$2,503,971

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$597,580	$593,232	$1,132,010	$1,086,802
Cost of sales	310,114	333,899	591,669	590,688
Gross profit	287,466	259,333	540,341	496,114
Operating expenses:
Research and development and other engineering	21,538	16,943	42,284	32,809
Selling	50,438	45,074	99,106	81,910
General and administrative	68,767	58,419	132,474	112,192
Total operating expenses	140,743	120,436	273,864	226,911
Acquisition and integration related costs	1,859	5,864	3,301	12,815
Net gain on disposal of assets	(157)	(43)	(207)	(1,126)
Income from operations	145,021	133,076	263,383	257,514
Interest expense, net and other finance costs	(705)	(3,372)	(1,274)	(3,585)
Other & foreign exchange loss, net	357	(1,890)	(42)	(2,107)
Income before taxes	144,673	127,814	262,067	251,822
Provision for income taxes	37,462	34,244	66,903	63,677
Net income	$107,211	$93,570	$195,164	$188,145
Other comprehensive income
Translation adjustment	(48)	(27,817)	4,509	(27,819)
Unamortized pension adjustments	180	860	400	689
Cash flow hedge adjustment, net of tax	(5,259)	18,489	(9,963)	8,542
Comprehensive net income	$102,084	$85,102	$190,110	$169,557

Net income per common share:
Basic	$2.51	$2.17	$4.58	$4.36
Diluted	$2.50	$2.16	$4.55	$4.34

Weighted average number of shares outstanding
Basic	42,669	43,145	42,640	43,162
Diluted	42,813	43,240	42,857	43,306

Cash dividends declared per common share	$0.27	$0.26	$0.53	$0.51

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Three Months Ended June 30, 2023 and 2022

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Loss	Stock	Total
Balance at March 31, 2023	42,663	$426	$295,976	$1,194,993	$(3,986)	$—	$1,487,409
Net income	—	—	—	107,211	—	—	107,211
Translation adjustment, net of tax	—	—	—	—	(48)	—	(48)
Pension adjustment and other, net of tax	—	—	—	—	180	—	180
Cash flow hedges, net of tax	—	—	—	—	(5,259)	—	(5,259)
Stock-based compensation	—	—	5,636	—	—	—	5,636
Shares issued from release of Restricted Stock Units	10	—	—	—	—	—	—
Cash dividends declared on common stock, $0.27 per share	—	—	—	(11,518)	—	—	(11,518)
Balance at June 30, 2023	42,673	$426	$301,612	$1,290,686	$(9,113)	$—	$1,583,611

Balance at March 31, 2022	43,159	$433	$289,773	$990,611	$(27,725)	$(21,281)	$1,231,811
Net income	—	—	—	93,570	—	—	93,570
Translation adjustment and other, net of tax	—	—	—	—	(27,817)	—	(27,817)
Derivative instrument adjustments, net of tax	—	—	—	—	18,489	—	18,489
Pension adjustment and other, net of tax	—	—	—	—	860	—	860
Stock-based compensation	—	—	3,947	—	—	—	3,947
Shares issued from release of Restricted Stock Units	7	—	—	—	—	—	—
Repurchase of common stock	(260)	—	—	—	—	(25,000)	(25,000)
Cash dividends declared on common stock, $0.26 per share	—	—	—	(11,222)	—	—	(11,222)
Balance at June 30, 2022	42,906	$433	$293,720	$1,072,959	$(36,193)	$(46,281)	$1,284,638

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Six Months Ended June 30, 2023 and 2022

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2022	42,560	$425	$298,983	$1,118,030	$(4,059)	$—	$1,413,379
Net income	—	—	—	195,164	—	—	195,164
Translation adjustment, net of tax	—	—	—	—	4,509	—	4,509
Pension adjustment and other, net of tax	—	—	—	—	400	—	400
Cash flow hedges, net of tax	—	—	—	—	(9,963)	—	(9,963)
Stock-based compensation	—	—	10,027	—	—	—	10,027
Shares issued from release of Restricted Stock Units	113	1	(7,398)	—	—	—	(7,397)
Cash dividends declared on common stock, $0.53 per share	—	—	—	(22,508)	—	—	(22,508)
Balance at June 30, 2023	42,673	$426	$301,612	$1,290,686	$(9,113)	$—	$1,583,611

Balance at December 31, 2021	43,217	$432	$294,330	$906,841	$(17,605)	$—	$1,183,998
Net income	—	—	—	188,145	—	—	188,145
Translation adjustment, net of tax	—	—	—	—	(27,819)	—	(27,819)
Pension adjustment and other, net of tax	—	—	—	—	689	—	689
Cash flow hedges, net of tax	—	—	—	—	8,542	—	8,542
Stock-based compensation	—	—	7,954	—	—	—	7,954
Shares issued from release of Restricted Stock Units	137	1	(9,524)	—	—	—	(9,523)
Repurchase of common stock	(455)	—	—	—	—	(46,281)	(46,281)
Cash dividends declared on common stock, $0.51 per share	—	—	—	(22,027)	—	—	(22,027)
Common stock issued at $139.07 per share for stock bonus	7	—	960	—	—	—	960
Balance at June 30, 2022	42,906	$433	$293,720	$1,072,959	$(36,193)	$(46,281)	$1,284,638
The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net income	$195,164	$188,145
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets and other	(489)	(1,126)
Depreciation and amortization	36,045	28,324
Noncash lease expense	6,595	5,430
(Gain) loss in equity method investment, before tax	102	(229)
Deferred income taxes	(6,517)	(4,557)
Noncash compensation related to stock plans	11,164	9,528
Provision for doubtful accounts	459	223
Deferred hedge gain	(2,148)	(693)
Changes in operating assets and liabilities
Trade accounts receivable	(118,922)	(88,635)
Inventories	34,884	(15,203)
Trade accounts payable	672	15,668
Other current assets	(1,416)	(5,834)
Accrued liabilities and other current liabilities	48,971	21,904
Other noncurrent assets and liabilities	(7,324)	(23,730)
Net cash provided by operating activities	197,240	138,451
Cash flows from investing activities
Capital expenditures	(37,918)	(31,829)
Asset acquisitions, net of cash acquired	(18,195)	(805,904)
Equity method investments	(663)	(1,170)
Proceeds from sale of property and equipment	183	1,816
Proceeds from sale of business	8,544	—
Terminated forward contract	—	3,535
Net cash used in investing activities	(48,049)	(833,552)
Cash flows from financing activities
Termination of cash flow hedge	—	21,252
Repurchase of common stock	—	(46,281)
Proceeds from borrowing under lines of credit and term loan	265	701,083
Repayments of lines of credit and term loan	(11,705)	(6,600)
Debt issuance costs	—	(6,804)
Dividends paid	(22,158)	(21,596)
Cash paid on behalf of employees for shares withheld	(7,398)	(9,523)
Net cash provided by (used in) financing activities	(40,996)	631,531
Effect of exchange rate changes on cash and cash equivalents	(955)	8,549
Net increase (decrease) in cash and cash equivalents	107,240	(55,021)
Cash and cash equivalents at beginning of period	300,742	301,155
Cash and cash equivalents at end of period	$407,982	$246,134
Noncash activity during the period
Noncash capital expenditures	$1,059	$1,082
Dividends declared but not paid	11,518	11,222
Issuance of Company’s common stock for compensation	—	960

The accompanying notes are an integral part of these condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries (collectively, the “Company”). Investments in 50% or less owned entities are accounted for using either the cost or the equity method. All significant intercompany transactions have been eliminated.

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

Fair Value of Financial Instruments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified under a three-tier fair valuation hierarchy based on the observability of the inputs available in the market: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The carrying amounts of trade accounts receivable, accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term nature of these instruments. The fair values of the Company's interest rate and foreign currency contracts are classified as Level 2 within the fair value hierarchy. The fair values of the Company’s contingent consideration related to acquisitions and equity investments are classified as Level 3 within the fair value hierarchy, as these amounts are based on unobservable inputs developed using management's estimates and entity-specific assumptions, which reflect those that market participants would use, and are evaluated on an ongoing basis.

The following tables summarize financial assets and liabilities measured at fair value as of June 30, 2023 and 2022:

	2023			2022
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1)	$248.1	$—	$—	$42.4	$—	$—
Derivative instruments - assets (2)	—	37.9	—	—	24.5	—
Derivative instruments - liabilities (2)	—	(18.6)	—	—	(7.9)	—
Contingent considerations	—	—	6.5	—	—	6.5
1) The carrying amounts of cash equivalents, representing United States Treasury securities and money market funds traded in an active market with relatively short maturities, are reported on the consolidated balance sheet as of June 30, 2023 and 2022 as a component of "Cash and cash equivalents".
(2) Derivatives for interest rate, foreign exchange and forward swap contracts are discussed in Note 8.

The carrying amounts of the term loan and revolver approximate fair value as of June 30, 2023 based upon its terms and conditions in comparison to debt instruments with similar terms and conditions available on the same date.

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

Current Estimated Credit Loss - Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts receivable for estimated future expected credit losses resulting from customers' failure to make payments on its accounts receivable. The Company determines the estimate of the allowance for doubtful accounts receivable by considering several factors, including (1) specific information on the financial condition and the current creditworthiness of customers, (2) credit rating, (3) payment history and historical experience, (4) aging of the accounts receivable, (5) reasonable and supportable forecasts about collectability, and (6) current market and economic conditions, and expectations of the future market and economic conditions. The Company also reserves 100% of the amounts deemed uncollectible due to a customer's deteriorating financial condition or bankruptcy.

Every quarter, the Company evaluates the collectability based on customer group using the accounts receivable aging report and its best judgment when considering changes in customers' credit ratings, level of delinquency, customers' historical payments and loss experience, current market and economic conditions, and expectations of future market and economic conditions.

The changes in the allowance for doubtful accounts receivable for the six months ended June 30, 2023 are outlined in the table below:

	Balance at			Balance at
(in thousands)	December 31, 2022	Expense (Deductions), net	Write-Offs[1]	June 30, 2023

Allowance for Doubtful Accounts	$3,240	459	(88)	$3,611
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

Wood Construction Products Revenue. Wood construction products represented approximately 86% and 87% of total net sales for the six months ended June 30, 2023 and 2022, respectively.

Concrete Construction Products Revenue. Concrete construction products represented approximately 14% and 13% of total net sales for the six months ended June 30, 2023 and 2022 respectively.

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

Reconciliation of contract balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of June 30, 2023, the Company had no contract assets or contract liabilities from contracts with customers.

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

ETANCO’s results of operations were included in the Company's Condensed Consolidated Financial Statements from April 1, 2022 the acquisition date. ETANCO had net sales of $80.3 million and net loss of $2.0 million, for the three and six months ended June 30, 2022, which includes costs related to the amortization of acquired intangible assets, and expenses incurred for integration.

Purchase price allocation

The Acquisition was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations ("ASC 805") which requires, among other things, that assets acquired and liabilities assumed in a business combination be recorded at fair value as of the acquisition date with limited exceptions.

The allocation of the $824.4 million purchase price, including cash, to the fair values of the tangible and intangible assets acquired and liabilities assumed is as follows:

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

Inventory

Acquired inventory primarily consists of raw materials and finished goods consisting of building and construction materials products. The Company adjusted acquired finished goods higher by $10.9 million to estimated fair value based on expected selling prices less a reasonable amount for selling efforts. The fair value adjustment is recognized as a component of cost of sales over the inventory’s expected turnover period, and as a result, $9.2 million of the adjustment was recognized during the three and six months ended June 30, 2022.

Property and equipment, net

Acquired property and equipment includes land of $22.3 million, buildings and site improvements of $29.4 million, and machinery, equipment, and software of $35.5 million. The estimated fair value of property and equipment was determined primarily using market and/or or cost approach methodologies. The acquired fair value for buildings and site improvements depreciate on a straight-line basis over the estimated useful lives of the assets for a period of up to sixteen years, machinery, equipment and software will depreciate on an accelerated basis over an estimated useful life of three to ten years. Depreciation expense associated with the acquired property and equipment amounted to $1.4 million for the three and six months ended June 30, 2022.

Goodwill

The excess of the purchase price over the net assets acquired was recognized as goodwill and relates to the value that is expected from the acquired assembled workforce as well as the increased scale and synergies resulting from the integration of both businesses. The goodwill recognized from the Acquisition is not deductible for local income tax purposes. Goodwill has been allocated to components within the ETANCO reporting unit.

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
		$357,327

The acquired definite-lived intangible assets are being amortized on a straight-line basis over estimated useful lives, which approximates the pattern in which these assets are utilized. The Company recognized $4.2 million, of amortization expense on these assets during the three and six months ended June 30, 2022.

Deferred taxes

As a result of the increase in fair value of inventory, property and equipment, and intangible assets, deferred tax liabilities of $104.5 million were recognized, primarily due to intangible assets.

Acquisition and integration related costs

During the three and six months ended June 30, 2022, the Company incurred acquisition and integration related expenses of $5.9 million and $12.8 million, respectively, for investment banking, legal, accounting, advisory, and consulting fees. These costs were included in the Company’s income from operations.

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

The following unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting in accordance with U.S. GAAP:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2022

Net sales	$593,232	$1,165,986
Net income	$104,823	$210,772

Pro forma earnings per common share:
Basic	$2.43	$4.88
Diluted	$2.42	$4.87

Weighted average shares outstanding:
Basic	43,145	43,162
Diluted	43,240	43,306

The unaudited pro forma results above includes the following adjustments to net income:

1) Acquisition and integration related costs of $5.9 million which were incurred during the three and six months ended June 30, 2022, were adjusted as if such costs were incurred during the twelve months ended December 31, 2021.

2) The $9.2 million of amortization related to the fair value adjustment for inventory and recognized during the three and six months ended June 30, 2022 was adjusted as if incurred during the three months ended March 31, 2021.

3) Net income for ETANCO includes adjustments of $0.4 million to conform ETANCO’s historical financial results prepared under French GAAP to U.S. GAAP for the three and six months ended June 30, 2022. The U.S. GAAP adjustments are primarily related to share-based payments expense on awards that were settled prior to the Acquisition, and costs incurred and capitalized by ETANCO on its historical acquisitions.

4.    Net Income per Share

The following shows a reconciliation of basic net earnings per share ("EPS") to diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net income available to common stockholders	$107,211	$93,570	$195,164	$188,145
Basic weighted-average shares outstanding	42,669	43,145	42,640	43,162
Dilutive effect of potential common stock equivalents — restricted stock units	144	95	217	144
Diluted weighted-average shares outstanding	42,813	43,240	42,857	43,306
Net earnings per common share:
Basic	$2.51	$2.17	$4.58	$4.36
Diluted	$2.50	$2.16	$4.55	$4.34

5.    Stock-Based Compensation

The Company allocates stock-based compensation expense amongst cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation capitalized in inventory was immaterial for all periods presented. The Company recognized stock-based compensation expense related to its equity plans for employees of $6.5 million and $4.7 million for the three months ended June 30, 2023 and 2022, respectively, and $11.2 million and $9.5 million for the six months ended June 30, 2023 and 2022, respectively.

During the six months ended June 30, 2023, the Company granted 277,793 restricted stock units (RSUs) and performance stock units (PSUs) to the Company's employees, including officers at an estimated weighted average fair value of $99.66 per share based on the closing price (adjusted for the present value of dividends) of the Company's common stock on the grant date. The RSUs and PSUs granted to the Company's employees may be time-based or time and performance-based. Certain of the PSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the award agreement over a cumulative three year period, after which time these awards cliff vest. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time-based RSUs that are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year vesting-term of the award.

The Company’s nine non-employee directors are entitled to receive an aggregate of approximately $1.1 million in equity compensation annually. The number of shares ultimately granted are based on the average closing share price for the Company over the 60 day period prior to approval of the award in the second quarter of each year. In April 2023 and June 2023, the Company granted 9,776 shares of the Company's common stock to the non-employee directors, based on the average closing price of $122.50 per share and recognized $1.2 million of expense.

As of June 30, 2023, the Company's aggregate unamortized stock compensation expense was approximately $29.2 million which is expected to be recognized in expense over a weighted-average period of 2.5 years.

6.    Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	As of June 30,		As of December 31,
(in thousands)	2023	2022	2022
Trade accounts receivable	$397,212	$382,016	$276,229
Allowance for doubtful accounts	(3,611)	(2,211)	(3,240)
Allowance for sales discounts and returns	(5,684)	(4,675)	(3,865)
	$387,917	$375,130	$269,124

7.    Inventories

The components of inventories are as follows:

	As of June 30,		As of December 31,
(in thousands)	2023	2022	2022
Raw materials	$164,019	$193,254	$187,149
In-process products	53,883	47,141	55,171
Finished products	305,659	299,449	314,481
	$523,561	$539,844	$556,801

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

As of June 30, 2023, the aggregate notional amount of the Company's outstanding interest rate contracts, cross currency swap contracts, EUR forward contract and CNY forward contracts were $571.9 million, $442.3 million, $321.7 million and $5.9 million (CNY40.4 million), respectively.

Changes in fair value of any forward contracts that are determined to be ineffective are immediately reclassified from OCI into earnings. There were no amounts recognized due to ineffectiveness during the three and six months ended June 30, 2023 and June 30, 2022.

The effects of fair value and cash flow hedge accounting on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the six months ended June 30, were as follows:

	2023			2022
(in thousands)	Cost of sales	Interest expense, net	Other & foreign exchange loss, net	Cost of sales	Interest expense, net	Other & foreign exchange loss, net
Total amounts of income and expense line items presented in the Condensed Consolidated Statement of Earnings in which the effects of fair value or cash flow hedges are recorded	$591,669	(1,274)	$(42)	590,688	(3,585)	(2,107)
The effects of fair value and cash flow hedging
Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount of gain or (loss) reclassified from OCI to earnings	—	7,107	—	—	(2,978)	—
Cross currency swap contract
Amount of gain or (loss) reclassified from OCI to earnings	—	2,605	(5,244)	—	1,959	(29,124)
Forward contract
Amount of gain reclassified from OCI to earnings	80	—	—	163	—	—

The effects of derivative instruments on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the three months ended June 30, 2023 and 2022 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2023	2022		2023	2022
Interest rate contracts	$10,589	$8,681	Interest expense	$3,911	$(2,949)
Cross currency contracts	(5,739)	30,263	Interest expense	1,266	1,938
Forward contracts	(413)	—	FX gain (loss)	(3,429)	32,091
			Cost of goods sold	80	—
Total	$4,437	$38,944		$1,828	$31,080

The effects of derivative instruments on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the six months ended June 30, 2023 and 2022 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2023	2022		2023	2022
Interest rate contracts	$6,546	$6,876	Interest expense	$7,107	$(2,978)
Cross currency contracts	(8,019)	22,715	Interest expense	2,605	1,959
Forward contracts	(448)	$—	FX gain (loss)	(5,244)	29,124
			Cost of goods sold	80	163
Total	$(1,921)	$29,591		$4,548	$28,268

For the three months ending June 30, 2023 losses on the net investment hedge, and June 30, 2022 gains on net investment hedge of $4.1 million and $18.1 million were included in OCI, respectively. For the three months ending June 30, 2023 and June 30, 2022, excluded gains of $1.3 million and $1.1 million were reclassified from OCI to interest expense, respectively.

For the six months ending June 30, 2023 losses on the net investment hedge, and June 30, 2022 gains on net investment hedge of $4.4 million and $11.3 million were included in OCI, respectively. For the six months ending June 30, 2023 and June 30, 2022, excluded gains of $2.5 million and $1.1 million were reclassified from OCI to interest expense, respectively.

As of June 30, 2023, the aggregate fair values of the Company’s derivative instruments on the Condensed Consolidated Balance Sheet were comprised of an asset of $37.9 million, of which $19.5 million is included in other current assets, and the balance of $18.4 million as other non-current assets, and of a liability of $18.9 million, of which $0.3 million is included in accrued liabilities and other current liabilities, and the balance of $18.6 million as deferred income tax and other long-term liabilities.

9.    Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of June 30,		As of December 31,
(in thousands)	2023	2022	2022
Land	$51,558	$55,279	$50,025
Buildings and site improvements	235,209	223,920	233,123
Leasehold improvements	7,131	6,062	6,367
Machinery, equipment, and software	486,354	443,652	472,907
	780,252	728,913	762,422
Less accumulated depreciation and amortization	(451,134)	(415,029)	(432,392)
	329,118	313,884	330,030
Capital projects in progress	46,122	32,300	31,525
Total	$375,240	$346,184	$361,555

10.    Goodwill and Intangible Assets, net

Goodwill consisted of the following:

	As of June 30,		As of December 31,
(in thousands)	2023	2022	2022
North America	$103,630	$96,264	$103,572
Europe	390,172	394,761	390,799
Asia/Pacific	1,263	1,313	1,301
Total	$495,065	$492,338	$495,672

Intangible assets, net, consisted of the following:

	As of June 30, 2023
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$63,269	$(31,765)	$31,504
Europe	377,866	(43,748)	334,118
Asia/Pacific	4,224	(197)	4,027
Total	$445,359	$(75,710)	$369,649

	As of June 30, 2022
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$46,642	$(28,063)	$18,579
Europe	364,241	(25,122)	339,119
Total	$410,883	$(53,185)	$357,698

	As of December 31, 2022
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$53,498	$(29,782)	$23,716
Europe	373,538	(34,337)	339,201
Total	$427,036	$(64,119)	$362,917

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization of definite-lived intangible assets was $6.0 million and $5.3 million for the three months ended June 30, 2023 and 2022, respectively, and was $11.6 million and $6.4 million for the six months ended June 30, 2023 and 2022, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 8.8 years.

Indefinite-lived intangible assets totaled $92.8 million, $88.9 million, and $91.7 million as of June 30, 2023, and 2022 and December 31, 2022, respectively.

At June 30, 2023, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)
Remaining six months of 2023	$11,225
2024	22,294
2025	22,069
2026	21,492
2027	21,298
2028	21,077
Thereafter	157,380
$276,835

The changes in the carrying amount of goodwill and intangible assets for the six months ended June 30, 2023, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2022	$495,672	$362,917
Acquisition	—	13,996
Disposal	(5,678)	—
Reclassifications	—	46
Amortization	—	(11,638)
Foreign exchange	5,071	4,328
Balance at June 30, 2023	$495,065	$369,649

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

The following table provides a summary of leases included on the Condensed Consolidated Balance Sheets as of June 30, 2023 and 2022 and December 31, 2022, Condensed Consolidated Statements of Earnings and Comprehensive Income, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022:

	Condensed Consolidated Balance Sheets Line Item	June 30,		December 31,
(in thousands)		2023	2022	2022
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$63,358	$48,984	$57,652
Liabilities
Operating - current	Accrued expenses and other current liabilities	$12,809	$9,831	$11,544
Operating - noncurrent	Operating lease liabilities	51,560	39,654	46,882
Total operating lease liabilities		$64,369	$49,485	$58,426

Finance leases
Assets
Property and equipment, gross	Property, plant and equipment, net	$—	$3,569	$3,569
Accumulated amortization	Property, plant and equipment, net	—	(3,556)	(3,569)
Property and equipment, net	Property, plant and equipment, net	$—	$13	$—

The components of lease expense were as follows:

	Condensed Consolidated Statements of Earnings and Comprehensive Income Line Item	Three Months Ended June 30,
(in thousands)		2023	2022
Operating lease cost	General administrative expenses and cost of sales	$4,192	$3,364

Other Information

Supplemental cash flow information related to leases is as follows:

	Three Months Ended June 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,932	$3,296
Operating right-of-use assets obtained in exchange for lease obligations during the current period	8,423	2,936

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2023:

(in thousands)	Operating Leases
Remaining six months of 2023	$7,986
2024	14,612
2025	12,843
2026	10,231
2027	8,198
Thereafter	20,107
Total lease payments	73,977
Less: Present value discount	(9,608)
Total lease liabilities	$64,369

The following table summarizes the Company's lease terms and discount rates as of June 30, 2023 and 2022:

Weighted-average remaining lease terms (in years):	2023	2022
Operating leases	5.9	6.4
Weighted-average discount rate:
Operating leases	4.7%	4.8%

12.    Debt

As of June 30, 2023, the Company has $571.9 million, excluding deferred financing costs, outstanding under its Amended and Restated Credit Facility. The Company had outstanding balances of $694.4 million and $583.2 million under the Amended and Restated Credit Facility as of June 30, 2022, and December 31, 2022, respectively.

The following is a schedule, by years, of maturities for the remaining term loan facility as of June 30, 2023:

(in thousands)	5-Year Term Loan
Remaining six months of 2023	$11,250
2024	22,500
2025	22,500
2026	22,500
2027	343,125
Total loan outstanding	$421,875

The $150.0 million outstanding under the revolving credit facility is due on March 31, 2027.

The Company was in compliance with its financial covenants under the Amended and Restated Credit Facility as of June 30, 2023.

Certain of the Company's domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders that is in addition to the Amended and Restated Credit Facility. As of June 30, 2023, all of the Company's credit facilities provide a total of $306.1 million in available borrowing capacity and an irrevocable standby letter of credit in support of various insurance deductibles.

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

14.    Segment Information

The Company is organized into three reporting segments defined by the regions where the Company’s products are manufactured, marketed and distributed to its customers. The three reporting segments are the North America segment (comprised primarily of the Company’s operations in the U.S. and Canada), the Europe segment, which includes ETANCO, and the Asia/Pacific segment (comprised of the Company’s operations in Asia and the South Pacific), These segments are similar in several ways, including the types of materials used, the production processes, the distribution channels and the product applications.

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

The following tables illustrate certain measurements used by management to assess the performance of its reportable segments as of or the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net Sales
North America	$465,467	$456,410	$871,797	$895,140
Europe	127,817	133,238	252,031	184,689
Asia/Pacific	4,296	3,584	8,182	6,973
Total	$597,580	$593,232	$1,132,010	$1,086,802
Sales to Other Segments*
North America	$1,524	$1,441	$2,692	$2,575
Europe	1,459	1,271	3,072	2,955
Asia/Pacific	7,956	7,940	13,858	16,506
Total	$10,939	$10,652	$19,622	$22,036
Income (Loss) from Operations
North America	$143,430	$137,291	$257,823	$273,064
Europe	13,974	5,560	27,444	4,189
Asia/Pacific	379	100	241	664
Administrative and all other	(12,762)	(9,875)	(22,125)	(20,403)
Total	$145,021	$133,076	$263,383	$257,514

*    Sales to other segments are eliminated in consolidation.

			At
	As of June 30,		December 31,
(in thousands)	2023	2022	2022
Total Assets
North America	$1,570,275	$1,225,176	$1,393,968
Europe	702,740	689,621	675,634
Asia/Pacific	35,604	34,981	34,599
Administrative and all other	410,730	535,690	399,770
Total	$2,719,349	$2,485,468	$2,503,971

Cash collected by the Company’s U.S. subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore is in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $326.5 million, $167.4 million, and $222.5 million, as of June 30, 2023 and 2022, and December 31, 2022, respectively. Also included in the total assets of "Administrative and all other" are intercompany borrowings due from the Europe segment. Included in the total assets of each segment are net intercompany borrowings due to and from the other segments.

The Company’s wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls that are used for connecting and strengthening wood-based construction primarily in residential and commercial construction. Its concrete construction products include adhesives, specialty chemicals, mechanical anchors, carbide drill bits, powder actuated tools and reinforcing fiber materials that are used for restoration, protection or strengthening concrete, masonry and steel construction in residential, industrial, commercial and infrastructure construction. The table below illustrates the distribution of the Company’s sales by product group as additional information for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Wood construction products	$515,378	$514,832	$970,137	$950,191
Concrete construction products	81,319	78,209	157,990	136,185
Other	883	191	3,883	426
Total	$597,580	$593,232	$1,132,010	$1,086,802

15.    Subsequent Events

Dividend Declared

On July 28, 2023, the Company’s Board of Directors (the "Board") declared a quarterly cash dividend of $0.27 per share, estimated to be $11.5 million in total. The dividend will be payable on October 26, 2023, to the Company's stockholders of record on October 5, 2023.

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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions that concern our strategy, plans, expectations or intentions. Forward-looking statements include, but are not limited to, statements about future financial and operating results, our plans, objectives, business outlook, priorities, expectations and intentions, expectations for sales and market growth, comparable sales, earnings and performance, stockholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, the integration of FIXCO Invest S.A.S ("ETANCO"), our strategic initiatives, including the impact of these initiatives, on our strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing and other statements that are not historical facts. Although we believe that the expectations, opinions, projections and comments reflected in these forward-looking statements are reasonable, such statements involve risks and uncertainties and we can give no assurance that such statements will prove to be correct. Actual results may differ materially from those expressed or implied in such statements.

Forward-looking statements are subject to inherent uncertainties, risks and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in our forward looking statements include, among others, the prolonged impact of the COVID-19 pandemic or the effects of similar pandemics or widespread public health crises and their effects on the global economy, including inflation and labor and supply shortages, on our operations, the operations of our customers, suppliers and business partners, and the successful integration of ETANCO and those discussed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Additional risks include: the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and borrowings under our existing credit agreement; restrictions on our business and financial covenants under our credit agreement; reliance on employees subject to collective bargaining agreements; and or ability to repurchase shares of our common stock and the amounts and timing of repurchases, if any.

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

We have continued to make progress towards our key growth initiatives that were first announced in 2021. Select highlights that include both organic and inorganic growth from 2022 and 2023 were:

•Acquiring ETANCO which has resulted in additional scale for our European operations and was accretive to earnings in the first half of 2023;
•Increasing our number of commercial market customers including the specification of our solutions for our first ventilated façade application on a building in New York city;
•Growing our OEM business across many opportunities, while continuing to develop the market for mass timber, such as designing, building and installing many critical connections in the construction of a 112-foot wood building that was used for the successful testing of the world’s tallest shake table test;
•Expanding our wood product and concrete product lines by acquiring intellectual property;
•Expanding our product line and off-shelf merchandising efforts within the home center channel, including our Outdoor Accents decorative hardware line;
•Realigned our sales teams to more specifically focus on five end use markets – residential, commercial, OEM, national retail and building technology, which has led to new customer and project wins within five of our key growth initiatives; and
•As part of our partner of choice initiative, we anticipate completing our path-to-market customer transition by the end of this year.

We also highlighted our core Company ambitions, which were previously referred to as our five-year ambitions in 2021, which are as follows:

•Strengthen our values-based culture;
•Be the business partner of choice;
•Strive to be an innovative leader in the markets we operate;
•Continue above market growth relative to the United States housing starts;
•Remain within the top quartile of our proxy peers for operating income margin; and
•Remain in the top quartile of our proxy peers for return on invested capital.

As we make progress on our key growth initiatives and ambitions, we believe we can continue our above market growth relative to U.S. housing starts in fiscal 2023 and beyond. These examples further emulate our founder, Barclay Simpson’s, nine principles of doing business, and more specifically the focus and obsession on customers and users.

During 2022, we reviewed the footprint for our U.S. operations with assistance from a third party. As a result, we identified opportunities to expand our facilities in the U.S. We believe that these expansions will improve our overall service, production efficiencies and safety in the workplace, as well as reduce our reliance on certain outsourced finished goods and component products and continue to ensure we have ample capacity to meet our customer needs. These investments reinforce our core business model differentiators to remain the partner of choice as we continue to produce products locally and ensure superior levels of customer service. Facility investments started in 2022 with the expansion of the Columbus facility expected to be completed in late 2024, and recently announced greenfield opportunity to replace our facility in Gallatin, Tennessee.

Factors Affecting Our Results of Operations

The Company’s business, financial condition and results of operations depends in large part on the level of United States housing starts and residential construction activity. Though single-family housing starts increased in prior years, we have seen demand decline from 2022, though not as much as initially projected entering the year. The decline in demand is attributed to unfavorable economic conditions, including rising interest rates, inflation, recession fears and supply-chain factors, resulting in lower new home starts and completions. However, the Company also supplies product used in multifamily housing construction, which decreased less then single-family housing starts through the first half of 2023. During 2021, we increased prices to offset significantly higher raw material costs arising from supply constraints related to the COVID 19 pandemic. During the first half of 2023, we reduced prices for our customers in response to marginally lower raw material costs, while a tight labor market and unusually wet winter in the western region of the United States did negatively affect housing starts and operating margins for 2023 compared to 2022. Future changes in raw material cost could impact the amount of inventory on-hand, and negatively affect our gross profit and operating margins depending on the timing of raw material purchases or how much sales prices can be increased to offset higher raw material costs.

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

Business Segment Information

Historically our North America segment has generated more revenues from wood construction products compared to concrete construction products. Our wood construction product sales increased 1.0% for the quarter ended June 30, 2023 compared to June 30, 2022, mostly due to higher sales volumes, partly offset by lower sales prices, and our concrete construction product sales increased 8.2% over the same periods, due to product price increases in an effort to offset rising raw material costs and by higher volumes. Previously announced price decreases on certain wood products lines will likely negatively affect 2023 net sales compared to 2022. We currently anticipate flat to slight compression of our operating margin for fiscal 2023 compared to 2022 due to the effects of our product price decreases and increases in operating expenses including amortization, partly offset by lower average priced steel in cost of sales relative to much of the prior year, and lower purchase accounting adjustments and integration expenses from our acquisition of ETANCO.

Europe sales decreased 4.1% for the quarter ended June 30, 2023 compared to June 30, 2022, primarily due to lower sales volumes. Wood construction product sales decreased 4.0% for the quarter ended June 30, 2023 compared to June 30, 2022 and concrete construction product sales, which are mostly project based, decreased 4.2% for the quarter ended June 30, 2023 compared to June 30, 2022. Europe reported income from operations of $14.0 million for the quarter ended June 30, 2023 compared to $5.6 million for the quarter ended June 30, 2022, which included a $9.2 million inventory fair-value adjustment as a result of purchase accounting with respect to the acquisition of ETANCO and acquisition and integration costs of $4.0 million. We currently anticipate 2023 results to be impacted by economic headwinds but also believe in the long term potential given Europe's on-going housing shortage (with an increasing use of wood construction) and new environmental regulations for which we have products and solutions. In addition, we expect to incur additional costs in 2023 as originally planned, to continue integrating ETANCO.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products, which we believe is not significant to our overall performance.

Business Outlook

The Company has updated its financial outlook for the full fiscal year ending December 31, 2023 based on two quarters of performance to reflect its latest expectations regarding demand trends, raw material costs and operating expense as of July 24, 2023 as follows:

•Operating margin is now estimated to be in the range of 20.5% to 21.5%.

•The effective tax rate is estimated to be in the range of 25% to 26%, including both federal and state income tax rates and assuming no tax law changes are enacted.

•Capital expenditures are estimated to be in the range of $105.0 million to $115.0 million.

•The Company continues to make progress on its efforts to integrate ETANCO into its operations and to realize previously identified offensive and defensive synergies in the years ahead. However, these efforts will continue to result in additional costs in 2023 that have been planned since the Company announced the transaction. Management continues to believe the Company remains well positioned to capture meaningful benefits from these synergies, subject to macroeconomic changes, which are expected to delay realization of some of the offensive synergy opportunities.

Results of Operations for the Three Months Ended June 30, 2023, Compared with the Three Months Ended June 30, 2022

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended June 30, 2023, against the results of operations for the three months ended June 30, 2022. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended June 30, 2022 and the three months ended June 30, 2023.

Second Quarter 2023 Consolidated Financial Highlights

The following table shows the change in the Company's operations from the three months ended June 30, 2022 to the three months ended June 30, 2023, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2022	America	Europe	Pacific	All Other	2023
Net sales	$593,232	$9,057	$(5,421)	$712	$—	$597,580
Cost of sales	333,899	(9,889)	(14,217)	(10)	331	310,114
Gross profit	259,333	18,946	8,796	722	(331)	287,466
Research and development and other engineering expense	16,943	4,125	378	81	11	21,538
Selling expense	45,074	5,007	260	95	2	50,438
General and administrative expense	58,419	3,719	3,894	267	2,468	68,767
Total operating expenses	120,436	12,851	4,532	443	2,481	140,743
Acquisition and integration related costs	5,864	—	(4,005)	—	—	1,859
Net loss (gain) on disposal of assets	(43)	32	(146)	—	—	(157)
Income from operations	133,076	6,063	8,415	279	(2,812)	145,021
Interest income (expense), net and other	(3,372)	1,310	756	(5)	606	(705)
Other & foreign exchange gain (loss), net	(1,890)	2,195	636	453	(1,037)	357
Income (loss) before income taxes	127,814	9,568	9,807	727	(3,243)	144,673
Provision for income taxes	34,244	(795)	4,338	131	(456)	37,462
Net income (loss)	$93,570	$10,363	$5,469	$596	$(2,787)	$107,211

Net sales increased 0.7% to $597.6 million from $593.2 million primarily due to higher sales volumes in North America which offset Europe's lower sales volumes. Wood construction product sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 86% and 87% of the Company's total sales in the second quarters of 2023 and 2022, respectively. Concrete construction product sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14% and 13% of the Company's total sales in the second quarters of 2023 and 2022, respectively.

Gross profit increased 10.8% to $287.5 million from $259.3 million primarily due to ETANCO gross margin improvement of 38.1% from 23.9% last year, which in prior year included an inventory fair-value adjustment of $9.2 million, which resulted in a consolidated gross margin of 48.1% compared to 43.7% last year. From a product perspective, gross margin increased to 48.4% from 43.7% for wood construction products and increased to 45.9% from 43.2% for concrete construction products, respectively.

Research and development and engineering expense increased 27.1% to $21.5 million from $16.9 million, primarily due to increases of $2.9 million in personnel costs, $1.0 million for variable compensation and $0.3 million in depreciation and amortization.

Selling expense increased 11.9% to $50.4 million from $45.1 million, primarily due to increases of $2.4 million of variable compensation, $2.1 million in personnel costs and $0.4 million in professional fees.

General and administrative expense increased 17.7% to $68.8 million from $58.4 million, primarily due to increases of $3.3 million in personnel costs, $2.1 million in computer and software expenses net of amounts capitalized, $1.8 million in variable compensation, $0.9 million in depreciation and amortization, $0.7 million in professional fees, $0.3 million in travel related costs, offset by a decrease of $1.3 million for bad debt expenses.

Acquisition and integration costs related to ETANCO were $4.0 million lower.

Our effective income tax rate decreased to 25.9% from 26.8%.

Consolidated net income was $107.2 million compared to $93.6 million. Diluted earnings per share was $2.50 compared to $2.16.

Net sales

The following table shows net sales by segment for the three months ended June 30, 2023 and 2022, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
June 30, 2022	$456,410	$133,238	$3,584	$593,232
June 30, 2023	465,467	127,817	4,296	597,580
Increase (decrease)	$9,057	$(5,421)	$712	$4,348
Percentage increase (decrease)	2.0%	(4.1)%	19.9%	0.7%

The following table shows segment net sales as percentages of total net sales for the three months ended June 30, 2023 and 2022, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2022 net sales	77%	22%	1%	100%
Percentage of total 2023 net sales	78%	21%	1%	100%

Gross profit

The following table shows gross profit by segment for the three months ended June 30, 2023 and 2022, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
June 30, 2022	$219,299	$39,023	$1,098	$(87)	$259,333
June 30, 2023	238,245	47,819	1,820	(418)	287,466
Increase (decrease)	$18,946	$8,796	$722	$(331)	$28,133
Percentage Increase	8.6%	22.5%	*	*	10.8%

* The statistic is not meaningful or material.

The following table shows gross margin by segment for the three months ended June 30, 2023 and 2022, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2022 gross margin percentage	48.0%	29.3%	30.6%	*	43.7%
2023 gross margin percentage	51.2%	37.4%	42.4%	*	48.1%

* The statistic is not meaningful or material.

North America

•Net sales increased 2.0%, primarily due to higher volumes.

•Gross margin increased to 51.2% from 48.0%, primarily from lower raw material costs, partially offset by higher factory and tooling, warehouse and freight costs, as a percentage of net sales.

•Research, development and engineering expenses increased 26.8%, primarily due to increases of $1.6 million in personnel costs, $0.9 million in variable compensation, $0.4 million in professional fees, and $0.2 million depreciation and amortization.

•Selling expense increased 15.6%, primarily due to increases of $2.5 million in personnel costs, $1.8 million in variable compensation, and $0.2 million in professional fees.

•General and administrative expense increased 10.8%, primarily due to increases of $2.5 million in personnel cost and $2.2 million in computer and software expense net of amounts capitalized, offset by decreases of $2.2 million in professional fees and $1.4 million in bad debt expense.

•Income from operations increased by $6.1 million due to the factors discussed above.

Europe

•Net sales decreased 4.1%, primarily by lower sales volumes.

•Gross margin increased to 37.4% from 29.3%. Europe gross profit of $47.8 million included $30.3 million from ETANCO which contributed 38.1% gross margin compared to last year of 23.9%, which included the fair value adjustment of $9.2 million.

•Income from operations increased by $8.4 million, which includes ETANCO's operating income of $7.6 million which is net of $4.3 million of amortization expense on acquired intangible assets, and $1.9 million in integration costs.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended June 30, 2023 and 2022.

Results of Operations for the Six Months Ended June 30, 2023, Compared with the Six Months Ended June 30, 2022

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the six months ended June 30, 2023, against the results of operations for the six months ended June 30, 2022. Unless otherwise stated, the results announced below, when referencing “both periods,” refer to the six months ended June 30, 2022 and the six months ended June 30, 2023

On April 1, 2022, the Company acquired ETANCO (Note 3) and subsequently began recording and reporting its financial operation results through the second quarter of 2022 and future quarters. Due to the date we acquired ETANCO, 2023 results for our Financial Highlights include two quarters of ETANCO whereas 2022 included one quarter, and the year to date results between 2023 and 2022 for our Financial Highlights impacts only our Consolidated and Europe segment. As a result, all financial and margin changes for our Consolidated and Europe segment may reflect large financial and percentage increases through the 2023 year-to-date reporting cycle.

Year-to-Date (6-month) 2023 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the six months ended June 30, 2023, from the six months ended June 30, 2022, and the increases or decreases for each category by segment:

	Six Months Ended	Increase (Decrease) in Operating Segment				Six Months Ended
	June 30,	North		Asia/	Admin &	June 30,
(in thousands)	2022	America	Europe	Pacific	All Other	2023
Net sales	$1,086,802	$(23,343)	$67,342	$1,209	$—	$1,132,010
Cost of sales	590,688	(29,936)	29,395	1,011	511	591,669
Gross profit	496,114	6,593	37,947	198	(511)	540,341
Research and development and other engineering expense	32,809	8,234	1,253	(32)	20	42,284
Selling expense	81,910	8,959	8,087	160	(10)	99,106
General and administrative expense	112,192	4,632	13,961	488	1,201	132,474
	226,911	21,825	23,301	616	1,211	273,864
Acquisition and integration related costs	12,815	—	(9,514)	—	—	3,301
Net gain on disposal of assets	(1,126)	7	906	5	1	(207)
Income (loss) from operations	257,514	(15,239)	23,254	(423)	(1,723)	263,383
Interest income (expense), net and other	(3,585)	1,525	(1,994)	—	2,780	(1,274)
Other & foreign exchange gain (loss), net	(2,107)	3,931	539	(111)	(2,294)	(42)
Income (loss) before income taxes	251,822	(9,783)	21,799	(534)	(1,237)	262,067
Provision for income taxes	63,677	(4,720)	8,387	(219)	(222)	66,903
Net income	$188,145	$(5,063)	$13,412	$(315)	$(1,015)	$195,164

Net sales increased 4.2% to $1,132.0 million from $1,086.8 million driven by ETANCO's extra quarter of net sales in 2023 vs. 2022 offset by lower sales volumes in North America. Wood construction product sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 86% of the Company's total sales in the first six months of 2023 and 2022. Concrete construction product sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14% of the Company's total sales in the first six months of 2023 and 2022.

Gross profit increased 8.9% to $540.3 million from $496.1 million. Gross margins increased to 47.7% from 45.6%, The increase includes a 2022 non-recurring charge of $9.2 million for the fair value step-up of inventory acquired from ETANCO, which did not occur in 2023, as well as lower raw material costs for the Company overall. Gross margins increased to 47.8% from 45.7% for wood construction products and increased to 46.5% from 44.8% for concrete construction products.

Research and development and engineering expense increased 28.9% to $42.3 million from $32.8 million primarily due to increases of $5.7 million in personnel costs, $1.3 million in variable compensation, $0.7 million in professional fees, $0.6 million in depreciation and amortization and $0.5 million in travel related costs.

Selling expense increased to $99.1 million from $81.9 million, primarily due to increases of $8.0 million in personnel costs, $3.2 million in variable compensation, $1.8 million in travel related costs, $1.5 million in professional fees, and $0.6 million in advertising and trade shows.

General and administrative expense increased to $132.5 million from $112.2 million, primarily due to increases of $6.3 million in personnel costs, $6.2 million in depreciation and amortization expenses, $3.2 million computer and software expenses net of amounts capitalized and $1.1 million in travel related costs.

Acquisition and integration costs related to ETANCO were $9.5 million lower.

Our effective income tax rate increased to 25.5% from 25.3%.

Consolidated net income was $195.2 million compared to $188.1 million. Diluted earnings per share was $4.55 compared to $4.34.

Net sales

The following table represents net sales by segment for the six-month periods ended June 30, 2022 and 2023:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Six Months Ended
June 30, 2022	$895,140	$184,689	$6,973	$1,086,802
June 30, 2023	871,797	252,031	8,182	1,132,010
Increase (decrease)	$(23,343)	$67,342	$1,209	$45,208
Percentage increase (decrease)	(2.6)%	36.5%	17.3%	4.2%

The following table represents segment sales as percentages of total net sales for the six-month periods ended June 30, 2022 and 2023, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2022 net sales	82%	17%	1%	100%
Percentage of total 2023 net sales	77%	22%	1%	100%

Gross profit

The following table represents gross profit by segment for the six-month periods ended June 30, 2022 and 2023:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Six Months Ended
June 30, 2022	$437,175	$56,476	$2,546	$(83)	$496,114
June 30, 2023	443,767	94,423	2,744	(593)	540,341
Increase (decrease)	$6,592	$37,947	$198	$(510)	$44,227
Percentage increase	1.5%	67.2%	*	*	8.9%

* The statistic is not meaningful or material

The following table represents gross margin by segment for the six-month periods ended June 30, 2022 and 2023:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2022 gross margin percentage	48.8%	30.6%	36.5%	*	45.6%
2023 gross margin percentage	50.9%	37.5%	33.5%	*	47.7%

* The statistic is not meaningful or material.

North America

•Net sales decreased 2.6%, primarily due to lower volumes.

•Gross margin increased to 50.9% from 48.8%, due to lower raw material costs as a percentage of net sales, which were partially offset by higher labor, factory & tooling and warehouse costs as a percentage of net sales.

•Research and development and engineering expense increased 27.3%, primarily due to increases of $3.1 million in personnel costs, $1.2 million in variable compensation, $0.9 million in professional fees, $0.5 million in depreciation and amortizations and $0.4 million in travel related costs.

•Selling expense increased 14.2%, primarily due to increases of $4.0 million in personnel costs, $1.7 million in variable compensation, $1.2 million in professional fees and $1.1 million in travel related costs.

•General and administrative expense increased 6.5%, primarily due to increases of $3.3 million in personnel costs, $2.4 million in computer and software expenses net of amounts capitalized, and $0.6 million in travel related costs offset by $3.3 million in professional fees.

•Income from operations decreased $15.2 million, due to decreased gross profit and higher operating expenses.

Europe

•Net sales increased 36.5%, primarily due to the ETANCO acquisition providing one quarter of sales year to date in 2022 compared with two quarters of sales year to date in 2023. The increase in sales were partly offset by the negative effect of approximately $3.1 million in foreign currency translation.

•Gross margin increased to 37.5% from 30.6% while gross profit increased $37.9 million. Europe's gross profit included ETANCO's increased profit of $41.8 million. ETANCO gross margin increased from 23.9% to 38.2% with the non-recurring inventory adjustment of $9.2 million reflected in 2022.

•Income from operations increased $23.3 million, primarily due to higher gross profit. Included in income from operations was ETANCO's increased profit of $17.7 million, which included $8.5 million of amortization expense on acquired intangible assets, and $3.3 million for integration costs for a total of $11.7 million.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the six months ended June 30, 2023 and 2022.

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

On March 30, 2022, the Company entered into an Amended and Restated Credit Agreement to finance a portion of its acquisition of ETANCO, which provides for a 5-year revolving credit facility of $450.0 million, and for a 5-year term loan facility of $450.0 million. As of June 30, 2023, the Company had borrowings of $150.0 million under the revolving credit facility and $421.9 million under the term loan facility, and has $300.0 million available to borrow under the revolving credit facility. We believe that our cash position and cash flows from operating activities are sufficient to meet our cash flow needs for the next twelve months and the foreseeable future, including repayments of amounts of outstanding debt under the Amended and Restated Credit Agreement.

As of June 30, 2023, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Cash and cash equivalents of $80.3 million are held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the United States. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

The following table shows selected financial information as of June 30, 2023, December 31, 2022 and June 30, 2022, respectively:

	As of June 30,	As of December 31,	As of June 30,
(in thousands)	2023	2022	2022

Cash and cash equivalents	$407,982	$300,742	$246,134
Property, plant and equipment, net	375,240	361,555	346,184
Equity investment, goodwill and intangible assets	879,386	872,699	862,055
Working capital excluding cash and cash equivalents	567,874	529,945	597,079

The following table provides information on how cash was used or provided during the six-month periods ended June 30, 2023 and 2022, respectively:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$197,240	$138,451
Investing activities	(48,049)	(833,552)
Financing activities	(40,996)	631,531

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

During the six months ended June 30, 2023, operating activities provided $197.2 million in cash, as a result of $195.2 million from net income plus $45.2 million non-cash expenses such as depreciation, amortization, and stock-based compensation. This amount was partly offset by $43.1 million used for the net change in operating assets and liabilities, including an increase of $118.9 million in trade accounts receivable and decreases of $49.0 million in other current liabilities and $34.9 million in inventory.

Cash used in investing activities of $48.0 million during the six months ended June 30, 2023 was mainly for capital expenditures and acquisition related activities. Our capital spending for the six months ended June 30, 2023 and June 30, 2022 was $37.9 million and $31.8 million, respectively, which was primarily used for machinery and equipment purchases and real estate improvements. Based on current information and subject to future events and circumstances, total approved capital spending for 2023 will be in the $105.0 million to $115.0 million range, compared to the previous estimate of $85.0 to $95.0 million, primarily due to the recently announced greenfield opportunity to replace our facility in Gallatin, Tennessee for both maintenance and growth to maximize efficiencies and invest in our key initiatives. Our acquisition activities were primarily for expanding our product line.

Cash used in financing activities of $41.0 million during the six months ended June 30, 2023 consisted primarily of $22.2 million used to pay dividends to our stockholders, $11.7 million used for debt repayment and $7.4 million used to pay income taxes on behalf of employees for shares withheld with respect to their vested restricted stock units.

On July 28, 2023, the Company's Board of Directors (the "Board") declared a quarterly cash dividend of $0.27 per share payable on October 26, 2023, to the Company's stockholders of record on October 5, 2023.

Since the beginning of 2019 to the quarter ended June 30, 2023, we have returned $428.1 million to stockholders, which represents 46.7% of our free cash flow and includes repurchasing over 3.1 million shares of the Company's common stock, which represents approximately 6.8% of the outstanding shares of the Company's common stock at the start of 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Amended and Restated Credit Agreement, which bears interest at variable rates. As of June 30, 2023, the outstanding debt under the Amended and Restated Credit Agreement subject to interest rate fluctuations was $571.9 million. The variable interest rates on the Credit Agreement fluctuate and expose us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We have entered into an interest rate swap agreement to convert the variable interest rate on the balances outstanding under our Amended and Restated Credit Agreement to fixed interest rates. The objective of the interest rate swap agreement is to eliminate the variability of the interest payment cash flows associated with the variable interest rate outstanding under the borrowings. We designated the interest rate swaps as cash flow hedges. Refer to Note 8, "Derivatives and Hedging Instruments", for further information on our interest rate swap contracts in effect as of June 30, 2023.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, a significant raw material upon which our manufacturing depends. The cost of steel increased in 2021 when compared to historical levels due to the worldwide raw material shortage stemming from the COVID-19 pandemic. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs would also increase. While historically we have successfully mitigated these increased costs through the implementation of price increases, in the future we may not be able to successfully mitigate these costs, which could cause our operating margins to decline.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of June 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer the (“CEO”) and the chief financial officer (the “CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Board’s $100.0 million repurchase authorization that was publicly announced on December 15, 2022, which authorization is scheduled to expire on December 31, 2023. No repurchases have occurred in 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX
3.1	Certificate of Incorporation of Simpson Manufacturing Co., Inc., as amended (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed on May 9, 2018).
3.2	Amended and Restated Bylaws of Simpson Manufacturing Co., Inc., as amended (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on March 14, 2023).
10.1	Simpson Manufacturing Co., Inc. Non-qualified Plan (Incorporated by reference to Exhibit 4.3 of the Company's Form S-8 filed on May 8, 2023).
31.1	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certifications is filed herewith.
31.2	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certifications is filed herewith.
32	Section 1350 Certifications are furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	August 7, 2023	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)