Form 10-Q
period 2023-09-30
Simpson Manufacturing Co., Inc.
filed 2023-11-07
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

The number of shares of the registrant’s common stock outstanding as of October 27, 2023: 42,672,921

Simpson Manufacturing Co., Inc. and Subsidiaries

TABLE OF CONTENTS

Part I - Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, unaudited)

	September 30,		December 31,
	2023	2022	2022
ASSETS
Current assets
Cash and cash equivalents	$571,006	$309,262	$300,742
Trade accounts receivable, net	351,164	334,449	269,124
Inventories	504,446	540,020	556,801
Other current assets	51,583	48,416	52,583
Total current assets	1,478,199	1,232,147	1,179,250

Property, plant and equipment, net	382,508	341,233	361,555
Operating lease right-of-use assets	66,144	48,196	57,652
Goodwill	483,413	467,990	495,672
Intangible assets, net	356,450	330,533	362,917
Other noncurrent assets	48,773	84,159	46,925
Total assets	$2,815,487	$2,504,258	$2,503,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$95,267	$98,646	$97,841
Income tax payable	87,569	15,804	7,897
Accrued liabilities and other current liabilities	222,233	209,216	220,325
Long-term debt, current portion	22,500	22,500	22,500
Total current liabilities	427,569	346,166	348,563
Operating lease liabilities	53,808	38,650	46,882
Long-term debt, net of issuance costs	539,073	660,164	554,539
Deferred income tax and other long-term liabilities	125,546	121,723	140,608
Total liabilities	1,145,996	1,166,703	1,090,592
Commitments and contingencies (see Note 13)
Stockholders’ equity
Common stock, at par value	426	433	425
Additional paid-in capital	307,149	296,956	298,983
Retained earnings	1,383,184	1,150,115	1,118,030
Treasury stock	—	(74,562)	—
Accumulated other comprehensive loss	(21,268)	(35,387)	(4,059)
Total stockholders’ equity	1,669,491	1,337,555	1,413,379
Total liabilities and stockholders’ equity	$2,815,487	$2,504,258	$2,503,971

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings and Comprehensive Income
(In thousands except per-share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$580,084	$553,662	$1,712,093	$1,640,464
Cost of sales	297,167	309,139	888,835	899,828
Gross profit	282,917	244,523	823,258	740,636
Operating expenses:
Research and development and other engineering	24,751	17,084	67,035	49,892
Selling	52,391	42,539	151,497	124,449
General and administrative	64,793	60,319	197,267	172,511
Total operating expenses	141,935	119,942	415,799	346,852
Acquisition and integration related costs	785	1,866	4,086	14,681
Net gain on disposal of assets	(16)	(100)	(223)	(1,227)
Income from operations	140,213	122,815	403,596	380,330
Interest income (expense), net and other finance costs	1,292	(2,983)	18	(6,568)
Other & foreign exchange loss, net	(1,429)	(1,707)	(1,471)	(3,814)
Income before taxes	140,076	118,125	402,143	369,948
Provision for income taxes	36,055	29,882	102,958	93,559
Net income	$104,021	$88,243	$299,185	$276,389
Other comprehensive income
Translation adjustment	(13,238)	(26,476)	(8,729)	(54,345)
Unamortized pension adjustments	(4)	459	396	1,147
Cash flow hedge adjustment, net of tax	1,087	26,823	(8,876)	35,416
Comprehensive net income	$91,866	$89,049	$281,976	$258,607

Net income per common share:
Basic	$2.44	$2.06	$7.01	$6.42
Diluted	$2.43	$2.06	$6.98	$6.40

Weighted average number of shares outstanding
Basic	42,673	42,813	42,651	43,044
Diluted	42,882	42,916	42,893	43,173

Cash dividends declared per common share	$0.27	$0.26	$0.80	$0.77

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Three Months Ended September 30, 2023 and 2022

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Loss	Stock	Total
Balance at June 30, 2023	42,673	$426	$301,612	$1,290,686	$(9,113)	$—	$1,583,611
Net income	—	—	—	104,021	—	—	104,021
Translation adjustment, net of tax	—	—	—	—	(13,238)	—	(13,238)
Pension adjustment and other, net of tax	—	—	—	—	(4)	—	(4)
Cash flow hedges, net of tax	—	—	—	—	1,087	—	1,087
Stock-based compensation	—	—	5,537	—	—	—	5,537
Cash dividends declared on common stock, $0.27 per share	—	—	—	(11,523)	—	—	(11,523)
Balance at September 30, 2023	42,673	$426	$307,149	$1,383,184	$(21,268)	$—	$1,669,491

Balance at June 30, 2022	42,906	$433	$293,720	$1,072,959	$(36,193)	$(46,281)	$1,284,638
Net income	—	—	—	88,243	—	—	88,243
Translation adjustment and other, net of tax	—	—	—	—	(26,476)	—	(26,476)
Derivative instrument adjustments, net of tax	—	—	—	—	26,823	—	26,823
Pension adjustment and other, net of tax	—	—	—	—	459	—	459
Stock-based compensation	—	—	3,236	—	—	—	3,236
Shares issued from release of Restricted Stock Units	1	—	—	—	—	—	—
Repurchase of common stock	(309)	—	—	—	—	(28,281)	(28,281)
Cash dividends declared on common stock, $0.26 per share	—	—	—	(11,087)	—	—	(11,087)
Balance at September 30, 2022	42,598	$433	$296,956	$1,150,115	$(35,387)	$(74,562)	$1,337,555

The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands except per-share data, unaudited)

Nine Months Ended September 30, 2023 and 2022

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Par Value	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2022	42,560	$425	$298,983	$1,118,030	$(4,059)	$—	$1,413,379
Net income	—	—	—	299,185	—	—	299,185
Translation adjustment, net of tax	—	—	—	—	(8,729)	—	(8,729)
Pension adjustment and other, net of tax	—	—	—	—	396	—	396
Cash flow hedges, net of tax	—	—	—	—	(8,876)	—	(8,876)
Stock-based compensation			15,564	—	—	—	15,564
Shares issued from release of Restricted Stock Units	113	1	(7,398)	—	—	—	(7,397)
Cash dividends declared on common stock, $0.80 per share	—	—	—	(34,031)	—	—	(34,031)
Balance at September 30, 2023	42,673	$426	$307,149	$1,383,184	$(21,268)	$—	$1,669,491

Balance at December 31, 2021	43,217	$432	$294,330	$906,841	$(17,605)	$—	$1,183,998
Net income	—	—	—	276,389	—	—	276,389
Translation adjustment, net of tax	—	—	—	—	(54,345)	—	(54,345)
Pension adjustment and other, net of tax	—	—	—	—	1,147	—	1,147
Cash flow hedges, net of tax	—	—	—	—	35,416	—	35,416
Stock-based compensation	—	—	11,190	—	—	—	11,190
Shares issued from release of Restricted Stock Units	138	1	(9,524)	—	—	—	(9,523)
Repurchase of common stock	(764)	—	—	—	—	(74,562)	(74,562)
Cash dividends declared on common stock, $0.77 per share	—	—	—	(33,115)	—	—	(33,115)
Common stock issued at $139.07 per share for stock bonus	7	—	960	—	—	—	960
Balance at September 30, 2022	42,598	$433	$296,956	$1,150,115	$(35,387)	$(74,562)	$1,337,555
The accompanying notes are an integral part of these condensed consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net income	$299,185	$276,389
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets and other	(505)	(1,227)
Depreciation and amortization	54,224	44,521
Noncash lease expense	10,329	7,982
Inventory step-up expense	—	12,151
(Gain) loss in equity method investment, before tax	531	(229)
Deferred income taxes	(10,829)	(13,156)
Noncash compensation related to stock plans	17,789	12,986
Provision for doubtful accounts	879	1,146
Deferred hedge gain	(3,095)	(1,571)
Changes in operating assets and liabilities
Trade accounts receivable	(85,156)	(55,037)
Inventories	50,219	(27,732)
Trade accounts payable	(3,471)	4,960
Income taxes payable	79,542	12,930
Other current assets	438	(5,711)
Accrued liabilities and other current liabilities	2,583	12,353
Other noncurrent assets and liabilities	(14,486)	(17,359)
Net cash provided by operating activities	398,177	263,396
Cash flows from investing activities
Capital expenditures	(57,483)	(41,571)
Acquisitions, net of cash acquired	(17,525)	(806,544)
Equity method investments	(712)	(2,768)
Proceeds from sale of property and equipment	622	1,834
Proceeds from sale of business	8,544	—
Terminated forward contract	—	3,535
Net cash used in investing activities	(66,554)	(845,514)
Cash flows from financing activities
Termination of cash flow hedge	—	21,252
Repurchase of common stock	—	(74,562)
Proceeds from borrowing under lines of credit and term loan	264	716,721
Repayments of lines of credit and term loan	(17,362)	(27,816)
Debt issuance costs	—	(6,804)
Dividends paid	(33,679)	(32,819)
Cash paid on behalf of employees for shares withheld	(7,398)	(9,523)
Net cash provided by (used in) financing activities	(58,175)	586,449
Effect of exchange rate changes on cash and cash equivalents	(3,184)	3,776
Net increase in cash and cash equivalents	270,264	8,107
Cash and cash equivalents at beginning of period	300,742	301,155
Cash and cash equivalents at end of period	$571,006	$309,262
Noncash activity during the period
Noncash capital expenditures	$4,150	$681
Dividends declared but not paid	11,518	11,223
Issuance of Company’s common stock for compensation	—	960

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

Fair Value of Financial Instruments

Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between unrelated market participants. As such, fair value is a market-based measurement that is determined based on assumptions that unrelated market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified under a three-tier fair valuation hierarchy based on the observability of the inputs available in the market: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The carrying amounts of trade accounts receivable, accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term nature of these instruments. The fair values of the Company's interest rate and foreign currency contracts are classified as Level 2 within the fair value hierarchy. The fair values of the Company’s contingent consideration related to acquisitions and equity investments are classified as Level 3 within the fair value hierarchy, as these amounts are based on unobservable inputs developed using management's estimates and entity-specific assumptions, which reflect those that market participants would use, and are evaluated on an ongoing basis.

The following tables summarize financial assets and liabilities measured at fair value as of September 30, 2023 and 2022:

	2023			2022
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1)	$334.6	$—	$—	$31.9	$—	$—
Derivative instruments - assets (2)	—	42.8	—	—	82.1	—
Derivative instruments - liabilities (2)	—	(9.5)	—	—	—	—
Contingent considerations	—	—	5.4	—	—	—
1) The carrying amounts of cash equivalents, representing United States Treasury securities and money market funds traded in an active market with relatively short maturities, are reported on the consolidated balance sheet as of September 30, 2023 and 2022 as a component of "Cash and cash equivalents".
(2) Derivatives for interest rate, foreign exchange and forward swap contracts are discussed in Note 8.

The carrying amounts of the term loan and revolver approximate fair value as of September 30, 2023 based upon its terms and conditions in comparison to debt instruments with similar terms and conditions available on the same date.

Derivative Instruments

The Company uses derivative instruments as a risk management tool to mitigate the potential impact of certain market risks. Foreign currency and interest rate risk are the primary market risks the Company manages through the use of derivative instruments, which are accounted for as cash flow hedges or net investment hedges under the accounting standards and carried at fair value as other current or noncurrent assets or as other current or other long-term liabilities. Assets and liabilities with the legal right of offset have been netted. Net deferred gains and losses related to changes in fair value of cash flow hedges are included in accumulated other comprehensive income/loss ("OCI"), a component of stockholders' equity, and are reclassified into the line item in the Condensed Consolidated Statement of Earnings and Comprehensive Income in which the hedged items are recorded in the same period the hedged item affects earnings. The effective portion of gains and losses attributable to net investment hedges is recorded net of tax to OCI to offset the change in the carrying value of the net investment being hedged. Recognition in earnings of amounts previously recorded to OCI are limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. Changes in fair value of any derivatives that are determined to be ineffective are immediately reclassified from OCI into earnings.

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

The changes in the allowance for doubtful accounts receivable for the nine months ended September 30, 2023 are outlined in the table below:

	Balance at			Balance at
(in thousands)	December 31, 2022	Expense (Deductions), net	Write-Offs[1]	September 30, 2023

Allowance for doubtful accounts	$3,240	858	(197)	$3,901
1Amount is net of recoveries and the effect of foreign currency fluctuations.

Income Taxes

Income taxes are calculated using an asset and liability approach. The provision for income taxes includes federal, state and foreign taxes currently payable, and deferred taxes arising from temporary differences between the financial statement and tax bases of assets and liabilities. In addition, future tax benefits are recognized to the extent that realization of such benefits is more likely than not. This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws in the year of enactment.

The Company uses an estimated annual tax rate to measure the tax benefit or tax expense recognized in each interim period.

Prior years' income tax payable was separated in "Condensed Consolidated Balance Sheets" and "Condensed Consolidated Statements of Cash Flows" to conform to the 2023 presentation basis. The change had no effect on net income or stockholders' equity as previously reported.

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

Wood Construction Products Revenue. Wood construction products represented approximately 85% and 87% of total net sales for the nine months ended September 30, 2023 and 2022, respectively.

Concrete Construction Products Revenue. Concrete construction products represented approximately 14% and 13% of total net sales for the nine months ended September 30, 2023 and 2022 respectively.

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

Other Revenue. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and services were less than 0.5% of total net sales and recognized as the services are completed or by transferring control over a product to a customer at a point in time. Services may be sold separately or in bundled packages. The typical contract length for a service is generally less than one year. For bundled packages, the Company accounts for individual services separately when they are distinct within the context of the contract. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the services.

Reconciliation of contract balances

Contract assets are the rights to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of September 30, 2023, the Company had no contract assets or contract liabilities from contracts with customers.

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

ETANCO’s results of operations were included in the Company's Condensed Consolidated Financial Statements from April 1, 2022, the acquisition date. ETANCO had net sales of $67.5 million and net loss of $1.8 million, and net sales of $147.8 million and net loss of $3.7 million, for the three and nine months ended September 30, 2022, respectively, which includes costs related to the amortization of acquired intangible assets, and expenses incurred for integration.

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

Inventory

Acquired inventory primarily consists of raw materials and finished goods consisting of building and construction materials products. The Company adjusted acquired finished goods higher by $12.8 million to estimated fair value based on expected selling prices less a reasonable amount for selling efforts. The fair value adjustment is recognized as a component of cost of sales over the inventory’s expected turnover period, and as a result, $2.9 million and $12.8 million of the adjustment was recognized during the three and nine months ended September 30, 2022, respectively. There were no such adjustments during the three and nine months ended September 30, 2023.

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

Goodwill

The excess of the purchase price over the net assets acquired was recognized as goodwill and relates to the value that is expected from the acquired assembled workforce as well as the increased scale and synergies resulting from the integration of both businesses. The goodwill recognized from the Acquisition is not deductible for local income tax purposes and has been allocated to components within the ETANCO reporting unit.

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

Acquisition and integration related costs

During the three and nine months ended September 30, 2022, the Company incurred acquisition and integration related expenses of $1.9 million and $14.7 million, respectively, for investment banking, legal, accounting, advisory, and consulting fees. These costs were included in the Company’s income from operations.

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

The following unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting in accordance with U.S. GAAP:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2022

Net sales	$553,662	$1,719,648
Net income	$92,327	$302,579

Pro forma earnings per common share:
Basic	$2.16	$7.03
Diluted	$2.15	$7.01

Weighted average shares outstanding:
Basic	42,813	43,044
Diluted	42,916	43,173

The unaudited pro forma results above includes the following adjustments to net income:

1) Acquisition and integration related costs of $1.9 million and $14.7 million and which were incurred during the three and nine months ended September 30, 2022, respectively, were adjusted as if such costs were incurred during the twelve months ended December 31, 2021.

2) The $2.9 million and $12.8 million of amortization related to the fair value adjustment for inventory and recognized during the three and nine months ended September 30, 2022, respectively, were adjusted as if incurred during the nine months ended September 30, 2021.

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

4.    Net Income per Share

The following shows a reconciliation of basic net earnings per share ("EPS") to diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net income available to common stockholders	$104,021	$88,243	$299,185	$276,389
Basic weighted-average shares outstanding	42,673	42,813	42,651	43,044
Dilutive effect of potential common stock equivalents — restricted stock units	209	103	242	129
Diluted weighted-average shares outstanding	42,882	42,916	42,893	43,173
Net earnings per common share:
Basic	$2.44	$2.06	$7.01	$6.42
Diluted	$2.43	$2.06	$6.98	$6.40

5.    Stock-Based Compensation

The Company allocates stock-based compensation expense amongst cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation capitalized in inventory was immaterial for all periods presented. The Company recognized stock-based compensation expense related to its equity plans for employees of $6.6 million and $3.5 million for the three months ended September 30, 2023 and 2022, respectively, and $17.8 million and $13.0 million for the nine months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023, the Company granted an aggregate of 277,793 restricted stock units (RSUs) and performance stock units (PSUs) to the Company's employees, including officers at an estimated weighted average fair value of $99.66 per share based on the closing price (adjusted for the present value of dividends) of the Company's common stock on the grant date. The RSUs and PSUs granted to the Company's employees may be time-based or time and performance-based. Certain of the PSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the award agreement over a cumulative three year period, after which time these awards cliff vest. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time-based RSUs that are granted to the Company's employees excluding officers and certain key employees, vest ratably over the four year vesting-term of the award.

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

As of September 30, 2023, the Company's aggregate unamortized stock compensation expense was approximately $27.2 million which is expected to be recognized in expense over a weighted-average period of 2.3 years.

6.    Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	As of September 30,		As of December 31,
(in thousands)	2023	2022	2022
Trade accounts receivable	$360,233	$341,293	$276,229
Allowance for doubtful accounts	(3,901)	(2,864)	(3,240)
Allowance for sales discounts and returns	(5,168)	(3,980)	(3,865)
	$351,164	$334,449	$269,124

7.    Inventories

The components of inventories are as follows:

	As of September 30,		As of December 31,
(in thousands)	2023	2022	2022
Raw materials	$144,268	$189,715	$187,149
In-process products	52,633	48,627	55,171
Finished products	307,545	301,678	314,481
	$504,446	$540,020	$556,801

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

As of September 30, 2023, the aggregate notional amount of the Company's outstanding interest rate contracts, cross currency swap contracts, EUR forward contract and CNY forward contracts were $566.3 million, $436.4 million, $321.7 million and $4.6 million (CNY31.7 million), respectively.

Changes in fair value of any forward contracts that are determined to be ineffective are immediately reclassified from OCI into earnings. There were no amounts recognized due to ineffectiveness during the three and nine months ended September 30, 2023 and September 30, 2022.

The effects of fair value and cash flow hedge accounting on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the nine months ended September 30, were as follows:

	2023			2022
(in thousands)	Cost of sales	Interest income (expense), net and other finance costs	Other & foreign exchange loss, net	Cost of sales	Interest income (expense), net and other finance costs	Other & foreign exchange loss, net
Total amounts of income and expense line items presented in the Condensed Consolidated Statement of Earnings in which the effects of fair value or cash flow hedges are recorded	$888,835	18	$(1,471)	899,828	(6,568)	(3,814)
The effects of fair value and cash flow hedging
Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount of gain or (loss) reclassified from OCI to earnings	—	11,409	—	—	(3,315)	—
Cross currency swap contract
Amount of gain or (loss) reclassified from OCI to earnings	—	4,088	6,508	—	(4,020)	57,560
Forward contract
Amount of gain reclassified from OCI to earnings	60	—	—	163	—	—

The effects of derivative instruments on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the three months ended September 30, 2023 and 2022 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2023	2022		2023	2022
Interest rate contracts	$4,959	$18,696	Interest expense	$4,302	$(337)
Cross currency contracts	12,156	23,977	Interest expense	1,483	(5,979)
Forward contracts	(122)	—	FX gain (loss)	11,753	28,437
			Cost of goods sold	(20)	—
Total	$16,993	$42,673		$17,518	$22,121

The effects of derivative instruments on the Condensed Consolidated Statement of Earnings and Comprehensive Income for the nine months ended September 30, 2023 and 2022 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
(in thousands)	2023	2022		2023	2022
Interest rate contracts	$11,505	$25,571	Interest expense	$11,409	$(3,315)
Cross currency contracts	4,137	46,692	Interest expense	4,088	(4,020)
Forward contracts	(535)	—	FX gain (loss)	6,508	57,560
			Cost of goods sold	60	163
Total	$15,107	$72,263		$22,065	$50,388

For the three months ending September 30, 2023 and September 30, 2022 gains on the net investment hedge of $3.2 million and $16.9 million were included in OCI, respectively. For the three months ending September 30, 2023 and September 30, 2022, excluded gains of $1.3 million and $1.3 million were reclassified from OCI to interest expense, respectively.

For the nine months ending September 30, 2023 losses on the net investment hedge, and September 30, 2022 gains on the net investment hedge of $1.1 million and $28.2 million were included in OCI, respectively. For the nine months ending September 30, 2023 and September 30, 2022, excluded gains of $3.8 million and $2.4 million were reclassified from OCI to interest expense, respectively.

As of September 30, 2023, the aggregate fair values of the Company’s derivative instruments on the Condensed Consolidated Balance Sheet were comprised of an asset of $42.8 million, of which $19.5 million is included in other current assets, and the balance of $23.3 million as other non-current assets, and of a non-current liability of $9.5 million included as deferred income tax and other long-term liabilities.

9.    Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of September 30,		As of December 31,
(in thousands)	2023	2022	2022
Land	$50,995	$48,027	$50,025
Buildings and site improvements	233,694	220,684	233,123
Leasehold improvements	7,690	5,698	6,367
Machinery, equipment, and software	496,999	449,121	472,907
	789,378	723,530	762,422
Less accumulated depreciation and amortization	(460,625)	(419,108)	(432,392)
	328,753	304,422	330,030
Capital projects in progress	53,755	36,811	31,525
Total	$382,508	$341,233	$361,555

10.    Goodwill and Intangible Assets, net

Goodwill consisted of the following:

	As of September 30,		As of December 31,
(in thousands)	2023	2022	2022
North America	$101,487	$96,087	$103,572
Europe	380,699	370,669	390,799
Asia/Pacific	1,227	1,234	1,301
Total	$483,413	$467,990	$495,672

Intangible assets, net, consisted of the following:

	As of September 30, 2023
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
North America	$64,189	$(32,876)	$31,313
Europe	369,827	(48,510)	321,317
Asia/Pacific	4,025	(205)	3,820
Total	$438,041	$(81,591)	$356,450

	As of September 30, 2022
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$46,717	$(28,922)	$17,795
Europe	342,407	(29,669)	312,738
Total	$389,124	$(58,591)	$330,533

	As of December 31, 2022
	Gross		Net
(in thousands)	Carrying Amount	Accumulated Amortization	Carrying Amount
North America	$53,498	$(29,782)	$23,716
Europe	373,538	(34,337)	339,201
Total	$427,036	$(64,119)	$362,917

Intangible assets consist of definite-lived and indefinite-lived assets. Definite-lived intangible assets include customer relationships, patents, unpatented technology, and non-compete agreements. Amortization of definite-lived intangible assets was $5.9 million and $5.4 million for the three months ended September 30, 2023 and 2022, respectively, and was $17.5 million and $11.8 million for the nine months ended September 30, 2023 and 2022, respectively. The weighted-average amortization period for all amortizable intangibles on a combined basis is 8.7 years.

Indefinite-lived intangible assets totaled $90.4 million, $83.4 million, and $91.7 million as of September 30, 2023, and 2022 and December 31, 2022, respectively.

At September 30, 2023, the estimated future amortization of definite-lived intangible assets was as follows:

(in thousands)
Remaining three months of 2023	$5,699
2024	22,303
2025	22,086
2026	21,967
2027	21,774
2028	21,515
Thereafter	150,674
$266,018

The changes in the carrying amount of goodwill and intangible assets for the nine months ended September 30, 2023, were as follows:

		Intangible
(in thousands)	Goodwill	Assets
Balance at December 31, 2022	$495,672	$362,917
Acquisition[1]	(2,077)	14,916
Disposal	(5,678)	—
Amortization	—	(17,517)
Foreign exchange	(4,504)	(3,866)
Balance at September 30, 2023	$483,413	$356,450

1 During the quarter ended September 30, 2023, the Company finalized a business acquisition that resulted in $2.1 million decrease in goodwill with $0.9 million reclassified to intangible asset, and a corresponding decrease of $1.2 million in a contingent consideration liability.

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

The following table provides a summary of leases included on the Condensed Consolidated Balance Sheets as of September 30, 2023 and 2022 and December 31, 2022, Condensed Consolidated Statements of Earnings and Comprehensive Income, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022:

	Condensed Consolidated Balance Sheets Line Item	September 30,		December 31,
(in thousands)		2023	2022	2022
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$66,144	$48,196	$57,652
Liabilities
Operating - current	Accrued expenses and other current liabilities	$13,617	$10,163	$11,544
Operating - noncurrent	Operating lease liabilities	53,808	38,650	46,882
Total operating lease liabilities		$67,425	$48,813	$58,426

Finance leases
Assets
Property and equipment, gross	Property, plant and equipment, net	$—	$3,569	$3,569
Accumulated amortization	Property, plant and equipment, net	—	(3,569)	(3,569)
Property and equipment, net	Property, plant and equipment, net	$—	$—	$—

The components of lease expense were as follows:

	Condensed Consolidated Statements of Earnings and Comprehensive Income Line Item	Three Months Ended September 30,
(in thousands)		2023	2022
Operating lease cost	General administrative expenses and cost of sales	$4,434	$3,436

Other Information

Supplemental cash flow information related to leases is as follows:

	Three Months Ended September 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,166	$3,435
Operating right-of-use assets obtained in exchange for lease obligations during the current period	6,437	3,159

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2023:

(in thousands)	Operating Leases
Remaining three months of 2023	$4,279
2024	16,032
2025	14,294
2026	11,697
2027	9,148
2028	8,663
Thereafter	13,917
Total lease payments	78,030
Less: Present value discount	(10,605)
Total lease liabilities	$67,425

The following table summarizes the Company's lease terms and discount rates as of September 30, 2023 and 2022:

Weighted-average remaining lease terms (in years):	2023	2022
Operating leases	5.8	6.1
Weighted-average discount rate:
Operating leases	4.8%	4.8%

12.    Debt

As of September 30, 2023, the Company had $566.3 million, excluding deferred financing costs, outstanding under its Amended and Restated Credit Facility. The Company had outstanding balances of $688.8 million and $583.2 million under the Amended and Restated Credit Facility as of September 30, 2022, and December 31, 2022, respectively.

The following is a schedule, by years, of maturities for the remaining term loan facility as of September 30, 2023:

(in thousands)	5-Year Term Loan
Remaining three months of 2023	$5,625
2024	22,500
2025	22,500
2026	22,500
2027	343,125
Total loan outstanding	$416,250

The $150.0 million outstanding under the revolving credit facility is due on March 31, 2027.

The Company was in compliance with its financial covenants under the Amended and Restated Credit Facility as of September 30, 2023.

Certain of the Company's domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders that is in addition to the Amended and Restated Credit Facility. As of September 30, 2023, all of the Company's credit facilities provide a total of $306.5 million in available borrowing capacity and an irrevocable standby letter of credit in support of various insurance deductibles.

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

Litigation and Potential Claims

The Company is subject to various legal and regulatory proceedings relating to contract disputes, personal injury, property damage, employment, product liability, environmental, intellectual property and other matters from time to time in the ordinary course of business (“Proceedings”). The Company accrues a liability for Proceedings when payments associated with the claims become probable and the costs can be reasonably estimated. The Company also considers whether an insurance recovery receivable is applicable and appropriate based on the specific Proceeding. Because Proceedings are inherently uncertain, we are unable to predict the ultimate outcome of Proceedings, or amount of liability, if any, and the actual costs of resolving Proceedings may be substantially higher or lower than the amounts accrued for those activities. However, management believes that the outcome of any Proceedings that are pending or threatened, either individually or in the aggregate, or on a combined basis, will not have a material adverse impact on the Company’s results of operations, financial position or liquidity.

14.    Segment Information

The Company is organized into three reporting segments defined by the regions where the Company’s products are manufactured, marketed and distributed to its customers. The three reporting segments are the North America segment (comprised primarily of the Company’s operations in the U.S. and Canada), the Europe segment, which includes ETANCO, and the Asia/Pacific segment (comprised of the Company’s operations in Asia and the South Pacific). These segments are similar in several ways, including the types of materials used, the production processes, the distribution channels and the product applications.

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

The following tables illustrate certain measurements used by management to assess the performance of its reportable segments as of or the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net Sales
North America	$456,820	$437,770	$1,328,615	$1,332,911
Europe	119,043	111,903	371,074	296,592
Asia/Pacific	4,221	3,989	12,404	10,961
Total	$580,084	$553,662	$1,712,093	$1,640,464
Sales to Other Segments*
North America	$1,064	$1,071	$3,756	$3,646
Europe	1,327	1,045	4,399	4,000
Asia/Pacific	8,022	8,736	21,880	25,242
Total	$10,413	$10,852	$30,035	$32,888
Income (Loss) from Operations
North America	$135,633	$127,318	$393,456	$400,336
Europe	15,450	6,149	42,894	10,339
Asia/Pacific	477	234	718	898
Administrative and all other	(11,347)	(10,886)	(33,472)	(31,243)
Total	$140,213	$122,815	$403,596	$380,330

*    Sales to other segments are eliminated in consolidation.

			At
	As of September 30,		December 31,
(in thousands)	2023	2022	2022
Total Assets
North America	$1,675,344	$1,311,102	$1,393,968
Europe	687,992	641,988	675,634
Asia/Pacific	36,416	34,333	34,599
Administrative and all other	415,735	516,835	399,770
Total	$2,815,487	$2,504,258	$2,503,971

Cash collected by the Company’s U.S. subsidiaries is routinely transferred into the Company’s cash management accounts and, therefore is in the total assets of “Administrative and all other.” Cash and cash equivalent balances in the “Administrative and all other” segment were $465.3 million, $236.3 million, and $222.5 million, as of September 30, 2023 and 2022, and December 31, 2022, respectively. Also included in the total assets of "Administrative and all other" are intercompany borrowings due from the Europe segment. Included in the total assets of each segment are net intercompany borrowings due to and from the other segments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022

Wood construction products	$491,308	$478,554	$1,461,442	$1,428,745
Concrete construction products	84,141	74,933	242,133	211,119
Other	4,635	175	8,518	600
Total	$580,084	$553,662	$1,712,093	$1,640,464

15.    Subsequent Events

Share Repurchases

From October 1, 2023 to November 6, 2023, the Company repurchased an additional 333,469 shares of the Company’s common stock in the open market at an average price of $138.09 per share, for a total of $46.1 million. As a result, as of November 6, 2023, approximately $53.9 million remained available for share repurchase through December 31, 2023 under the Company’s previously announced $100.0 million share repurchase authorization.

Dividend Declared

On October 19, 2023, the Company’s Board of Directors (the "Board") declared a quarterly cash dividend of $0.27 per share, estimated to be $11.4 million in total. The dividend will be payable on January 25, 2024, to the Company's stockholders of record on January 4, 2024.

Share Repurchase Authorization

On October 19, 2023, the Board authorized the Company to repurchase up to $100.0 million of the Company's common stock, effective January 1, 2024 through December 31, 2024.

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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions. Forward-looking statements are all statements other than those of historical fact and include, but are not limited to, statements about future financial and operating results, our plans, objectives, business outlook, priorities, expectations and intentions, expectations for sales and market growth, comparable sales, earnings and performance, stockholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, our ongoing integration of FIXCO Invest S.A.S ("ETANCO"), our strategic initiatives, including the impact of these initiatives, on our strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing.

Forward-looking statements are subject to inherent uncertainties, risks and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in or implied by our forward-looking statements include, the effect of global pandemics such as the COVID-19 pandemic and other widespread public health crises and their effects on the global economy, the effects of inflation and labor and supply shortages, on our operations, the operations of our customers, suppliers and business partners, and our ongoing integration, as well as of ETANCO and those discussed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Additional risks include: the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and borrowings under our existing credit agreement; restrictions on our business and financial covenants under our credit agreement; reliance on employees subject to collective bargaining agreements; and or ability to repurchase shares of our common stock and the amounts and timing of repurchases, if any.

We caution that you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and factors that may affect our business.

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

We have continued to make progress towards our key growth initiatives that were first announced in 2021. Select highlights that include both organic and inorganic growth from 2022 and 2023 were:

•Acquiring ETANCO which has resulted in additional scale for our European operations and was accretive to earnings in the first nine-months of 2023;
•Improving our market share by converting a Northeast pro dealer chain;
•Increasing our number of commercial market customers including the specification of our solutions for our first ventilated façade application on a building in New York city;
•Growing our OEM business across many opportunities, including offering our complete wood-to-wood connections product line to shed manufacturers while also continuing to develop the market for mass timber by offering new solutions such as our new Timber Drive fastening system;
•Growing our Building Technology and truss market share by converting a large Midwest based component manufacturer with fifteen manufacturing locations;
•Opened three regional warehouses in the Northwest in support of our path-to-market customer transition;
•Expanding our wood product and concrete product lines by acquiring intellectual property;
•Expanding our product line and off-shelf merchandising efforts within the home center channel, including our Outdoor Accents decorative hardware line; and
•Realigned our sales teams to more specifically focus on five end use markets – residential, commercial, OEM, national retail and building technology, which has led to new customer and project wins within five of our key growth initiatives.

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

During 2022, we evaluated the footprint for our U.S. operations with assistance from a third-party consultant. As a result of this evaluation, we identified opportunities to expand our facilities in the U.S that we believe will improve our overall service, production efficiencies and safety in the workplace, as well as reduce our reliance on certain outsourced finished goods and component products. We expect that this will allow us to continue to ensure we have ample capacity to meet our customer needs. These investments reinforce our core business model differentiators to remain the partner of choice as we continue to produce products locally and ensure superior levels of customer service. This process started in 2022 with investments to expand our Columbus facility, which we expect to be completed in late 2024, and the recently announced greenfield opportunity to replace our facility in Gallatin, Tennessee.

Factors Affecting Our Results of Operations

The Company’s business, financial condition and results of operations depends in large part on the level of United States housing starts and residential construction activity. Though single-family housing starts increased in prior years, we have seen demand decline from 2022, though not as much as initially projected entering the year. The decline in demand is attributed to unfavorable economic conditions, including rising interest rates, inflation, recession fears and supply-chain factors, resulting in lower new home starts and completions. However, the Company also supplies product used in multifamily housing construction, which decreased less then single-family housing starts through the first nine-months of 2023. During 2021, we increased prices to offset significantly higher raw material costs arising from supply-chain constraints related to the COVID-19 pandemic. During the first nine months of 2023, we reduced prices for our customers in response to marginally lower raw material costs, while a tight labor market and unusually wet winter in the western region of the United States negatively affected housing starts and operating margins for 2023. Future changes in raw material cost could impact the amount of inventory on-hand, and negatively affect our gross profit and operating margins depending on the timing of raw material purchases or how much sales prices can be increased to offset higher raw material costs, if any.

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

In prior years, our sales were heavily seasonal with operating results varying from quarter to quarter depending on weather conditions that could delay construction starts. Our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year. Due to efforts in diversifying our global footprint, most notably with our acquisition of ETANCO, sales from our product line, customer base and customer purchases are becoming less seasonal than historically. Political and economic events such as rising energy costs, volatility in the steel market, stressed product transportation systems and increasing interest rates can also have an effect on our gross and operating profits.

Business Segment Information

Historically our North America segment has generated more revenues from wood construction products compared to concrete construction products. Our wood construction product sales increased 1.7% for the quarter ended September 30, 2023 compared to September 30, 2022, mostly due to higher sales volumes, partly offset by lower sales prices. Previously announced price decreases on certain wood product lines have negatively effected 2023 net sales compared to 2022. Our concrete construction product sales increased 16.1% over the same periods, due to product price increases offsetting rising raw material costs and higher volumes. We currently anticipate a flat to slight increase in our operating margin for fiscal 2023 compared to 2022 due to lower average priced steel in cost of sales relative to much of the prior year, and lower purchase accounting adjustments and integration expenses from our acquisition of ETANCO, largely offset by the effects of our product price decreases on our wood products and increases in operating expenses including amortization.

Europe sales increased 6.4% for the quarter ended September 30, 2023 compared to September 30, 2022, primarily due to the positive effect of approximately $7.9 million in foreign currency translation, partly offset by lower volumes. Wood construction product sales increased 6.7% for the quarter ended September 30, 2023 compared to September 30, 2022 and concrete construction product sales, which are mostly project based, increased 5.3% for the quarter ended September 30, 2023 compared to September 30, 2022. Europe reported income from operations of $15.5 million for the quarter ended September 30, 2023 compared to $6.1 million for the quarter ended September 30, 2022, which included a $2.9 million inventory fair-value adjustment as a result of purchase accounting with respect to the acquisition of ETANCO plus acquisition and integration costs of $1.9 million. We currently anticipate 2023 results to be impacted by economic headwinds but also believe in the long term potential given Europe's on-going housing shortage (with an increasing use of wood construction) and new environmental regulations for which we have products and solutions. In addition, we expect to incur additional costs through 2023 and beyond as originally planned, to continue integrating ETANCO.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products, which we believe is not significant to our overall performance.

Business Outlook

The Company updated its financial outlook for the full fiscal year ending December 31, 2023 to include three quarters of actual results, and its latest expectations regarding demand trends, raw material costs and operating expenses as of follow:

•Operating margin is now estimated to be in the range of 22.0% to 22.5%.

•The effective tax rate is estimated to be in the range of 25% to 26%, including both federal and state income tax rates and assuming no tax law changes are enacted.

•Capital expenditures are estimated to be approximately $100.0 million depending on a number of various external factors.

•The Company continues to make progress on its efforts to integrate ETANCO into its operations and to realize previously identified offensive and defensive synergies in the years ahead. The Company expects these efforts will result in ongoing integration costs through 2023 and beyond.

Results of Operations for the Three Months Ended September 30, 2023, Compared with the Three Months Ended September 30, 2022

Unless otherwise stated, the below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the three months ended September 30, 2023, against the results of operations for the three months ended September 30, 2022. Unless otherwise stated, the results announced below, when referencing “both quarters,” refer to the three months ended September 30, 2022 and the three months ended September 30, 2023.

Third Quarter 2023 Consolidated Financial Highlights

The following table shows the change in the Company's operations from the three months ended September 30, 2022 to the three months ended September 30, 2023, and the increases or decreases for each category by segment:

	Three Months Ended					Three Months Ended
		Increase (Decrease) in Operating Segment
	September 30,	North		Asia/	Admin &	September 30,
(in thousands)	2022	America	Europe	Pacific	All Other	2023
Net sales	$553,662	$19,050	$7,140	$232	$—	$580,084
Cost of sales	309,139	(9,453)	(2,760)	(137)	378	297,167
Gross profit	244,523	28,503	9,900	369	(378)	282,917
Research and development and other engineering expense	17,084	7,286	478	(108)	11	24,751
Selling expense	42,539	8,278	1,405	167	2	52,391
General and administrative expense	60,319	4,920	(200)	49	(295)	64,793
Total operating expenses	119,942	20,484	1,683	108	(282)	141,935
Acquisition and integration related costs	1,866	—	(1,070)	—	(11)	785
Net loss (gain) on disposal of assets	(100)	41	26	18	(1)	(16)
Income from operations	122,815	7,978	9,261	243	(84)	140,213
Interest income (expense), net and other	(2,983)	2,013	(180)	(2)	2,444	1,292
Other & foreign exchange gain (loss), net	(1,707)	1,075	753	(238)	(1,312)	(1,429)
Income before income taxes	118,125	11,066	9,834	3	1,048	140,076
Provision for income taxes	29,882	4,255	912	118	888	36,055
Net income	$88,243	$6,811	$8,922	$(115)	$160	$104,021

Net sales increased 4.8% to $580.1 million from $553.7 million primarily due to higher sales volumes in North America and favorable foreign currency translation from sales in Europe, partially offset by price decreases in effect earlier in 2023. Wood construction product sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 84.7% and 86.4% of the Company's total sales in the third quarters of 2023 and 2022, respectively. Concrete construction product sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14.5% and 13.5% of the Company's total sales in the third quarters of 2023 and 2022, respectively.

Gross profit increased 15.7% to $282.9 million from $244.5 million primarily due to lower raw material costs and ETANCO gross margin improvement of 37.5% from 28.8% last year, which in the prior year included an inventory fair-value adjustment of $2.9 million. As a result, consolidated gross margins were 48.8% compared to 44.2% last year. From a product perspective, gross margin increased to 48.6% from 44.2% for wood construction products and increased to 47.9% from 43.8% for concrete construction products, respectively.

Research and development and engineering expense increased 44.9% to $24.8 million from $17.1 million, primarily due to increased personnel costs of $3.2 million and professional fees of $2.8 million associated with our strategic growth initiatives and to further our Building Technologies offering, $1.4 million for variable compensation, and $0.3 million in depreciation and amortization.

Selling expense increased 23.2% to $52.4 million from $42.5 million, primarily due to increases of $3.8 million of variable compensation, $3.5 million in personnel costs, $0.9 million in travel related costs, and $0.6 million in advertising costs.

General and administrative expense increased 7.4% to $64.8 million from $60.3 million, primarily due to increases of $3.7 million on variable compensation and $1.9 million in personnel costs

Acquisition and integration costs related to ETANCO were $1.1 million lower.

Our effective income tax rate increased to 25.7% from 25.3%.

Consolidated net income was $104.0 million compared to $88.2 million. Diluted earnings per share was $2.43 compared to $2.06.

Net sales

The following table shows net sales by segment for the three months ended September 30, 2023 and 2022, respectively:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Three months ended
September 30, 2022	$437,770	$111,903	$3,989	$553,662
September 30, 2023	456,820	119,043	4,221	580,084
Increase	$19,050	$7,140	$232	$26,422
Percentage increase	4.4%	6.4%	5.8%	4.8%

The following table shows segment net sales as percentages of total net sales for the three months ended September 30, 2023 and 2022, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2022 net sales	79%	20%	1%	100%
Percentage of total 2023 net sales	79%	20%	1%	100%

Gross profit

The following table shows gross profit (loss) by segment for the three months ended September 30, 2023 and 2022, respectively:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Three months ended
September 30, 2022	$207,948	$35,215	$1,402	$(42)	$244,523
September 30, 2023	236,451	45,115	1,771	(420)	282,917
Increase (decrease)	$28,503	$9,900	$369	$(378)	$38,394
Percentage Increase	13.7%	28.1%	*	*	15.7%

* The statistic is not meaningful or material.

The following table shows gross margin by segment for the three months ended September 30, 2023 and 2022, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2022 gross margin percentage	47.5%	31.5%	35.1%	*	44.2%
2023 gross margin percentage	51.8%	37.9%	42.0%	*	48.8%

* The statistic is not meaningful or material.

North America

•Net sales increased 4.4%, primarily due to higher volumes.

•Gross margin increased to 51.8% from 47.5%, primarily from lower raw material costs, partially offset by higher factory and tooling, warehouse and freight costs, as a percentage of net sales.

•Research, development and engineering expenses increased 46.4%, primarily due to increased professional fees of $2.8 million and personnel costs of $2.1 million associated with our strategic growth initiative and to further our Building Technology offering, and $1.4 million in variable compensation.

•Selling expense increased 26.0%, primarily due to increases of $3.4 million in personnel costs and $3.2 million in variable compensation.

•General and administrative expense increased 15.0%, primarily due to increases of $1.8 million in variable compensation, $1.2 million in personnel cost, $0.6 in depreciation and amortization, $0.5 million in bad debt, and $0.2 million in computer and software expense net of amounts capitalized.

•Income from operations decreased by $8.3 million due to the factors discussed above.

Europe

•Net sales increased 6.4%, primarily due to the positive effect from $7.9 million in foreign currency translation, partially offset by lower sales volumes.

•Gross margin increased to 37.9% from 31.5%. Europe gross profit of $45.1 million increased 28.1% from $35.2 million, which included an inventory fair value adjustment of $2.9 million related to the acquisition of ETANCO, representing 2.6 percentage points of Europe's gross margin improvement.

•Income from operations increased by $9.3 million from $6.1 million to $15.5 million due to the factors discussed above.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the three months ended September 30, 2023 and 2022.

Results of Operations for the Nine Months Ended September 30, 2023, Compared with the Nine Months Ended September 30, 2022

Unless otherwise stated, the results announced below, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the nine months ended September 30, 2023, against the results of operations for the nine months ended September 30, 2022. Unless otherwise stated, the results announced below, when referencing “both periods,” refer to the nine months ended September 30, 2022 and the nine months ended September 30, 2023

On April 1, 2022, the Company acquired ETANCO (Note 3) and subsequently began recording and reporting its financial operation results through the second quarter of 2022 and future quarters. Due to the date we acquired ETANCO, 2023 results for our Financial Highlights include three quarters of ETANCO whereas 2022 included two quarters, and the year to date results between 2023 and 2022 for our Financial Highlights impacts only our Consolidated and Europe segment. As a result, all financial and margin changes for our Consolidated and Europe segment may reflect large financial and percentage increases through the 2023 year-to-date reporting cycle.

Year-to-Date (9-month) 2023 Consolidated Financial Highlights

The following table illustrates the differences in our operating results for the nine months ended September 30, 2023, from the nine months ended September 30, 2022, and the increases or decreases for each category by segment:

	Nine Months Ended	Increase (Decrease) in Operating Segment				Nine Months Ended
	September 30,	North		Asia/	Admin &	September 30,
(in thousands)	2022	America	Europe	Pacific	All Other	2023
Net sales	$1,640,464	$(4,296)	$74,482	$1,443	$—	$1,712,093
Cost of sales	899,828	(39,348)	26,635	876	844	888,835
Gross profit	740,636	35,052	47,847	567	(844)	823,258
Research and development and other engineering expense	49,892	15,520	1,731	(140)	32	67,035
Selling expense	124,449	17,237	9,492	327	(8)	151,497
General and administrative expense	172,511	9,552	13,761	537	906	197,267
	346,852	42,309	24,984	724	930	415,799
Acquisition and integration related costs	14,681	—	(9,602)	—	(993)	4,086
Net gain (loss) on disposal of assets	(1,227)	48	932	23	1	(223)
Income from operations	380,330	(7,305)	31,533	(180)	(782)	403,596
Interest income (expense), net and other	(6,568)	2,489	(2,174)	(2)	6,273	18
Other & foreign exchange gain (loss), net	(3,814)	5,006	1,292	(348)	(3,607)	(1,471)
Income (Loss) before income taxes	369,948	190	30,651	(530)	1,884	402,143
Provision for income taxes	93,559	(465)	9,299	(101)	666	102,958
Net income	$276,389	$655	$21,352	$(429)	$1,218	$299,185

Net sales increased 4.4% to $1,712.1 million from $1,640.5 million driven by ETANCO's extra quarter of net sales in 2023 vs. 2022 offset by lower sales volumes in North America. Wood construction product sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85.4% of the Company's total sales in the first nine months of 2023 and 2022. Concrete construction product sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 14.1% of the Company's total sales in the first nine months of 2023 and 2022.

Gross profit increased 11.2% to $823.3 million from $740.6 million. Gross margins increased to 48.1% from 45.1%. The increase includes a 2022 non-recurring charge of $12.8 million for the fair value step-up of inventory acquired from ETANCO, which did not occur in 2023, as well as lower raw material costs for the Company overall. Gross margins increased to 48.1% from 45.2% for wood construction products and increased to 47.0% from 44.5% for concrete construction products.

Research and development and engineering expense increased 34.4% to $67.0 million from $49.9 million primarily due to increases of $8.8 million in personnel costs and $3.5 million in professional fees associated with our strategic growth initiatives and to further our Building Technology offering, $2.7 million in variable compensation, $0.9 million in depreciation and amortization, and $0.5 million in travel related costs.

Selling expense increased to $151.5 million from $124.4 million, primarily due to increases of $11.5 million in personnel costs, $7.1 million in variable compensation, $2.8 million in travel related costs, $1.6 million in professional fees, $1.1 million in advertising and trade shows, and $0.7 million in lease costs.

General and administrative expense increased to $197.3 million from $172.5 million, primarily due to increases of $8.2 million in personnel costs, $6.6 million in depreciation and amortization expenses, $4.1 million in variable compensation, $3.9 million computer and software expenses net of amounts capitalized, $1.4 million in travel related costs, and $0.3 million in bad debt expense offset by decrease of $3.9 million in professional fees.

Acquisition and integration costs related to ETANCO were $3.7 million lower.

Our effective income tax rate increased to 25.6% from 25.3%.

Consolidated net income was $299.2 million compared to $276.4 million. Diluted earnings per share was $6.98 compared to $6.40.

Net sales

The following table represents net sales by segment for the nine-month periods ended September 30, 2022 and 2023:

	North		Asia/
(in thousands)	America	Europe	Pacific	Total
Nine Months Ended
September 30, 2022	$1,332,911	$296,592	$10,961	$1,640,464
September 30, 2023	1,328,615	371,074	12,404	1,712,093
Increase (decrease)	$(4,296)	$74,482	$1,443	$71,629
Percentage increase (decrease)	(0.3)%	25.1%	13.2%	4.4%

The following table represents segment sales as percentages of total net sales for the nine-month periods ended September 30, 2022 and 2023, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2022 net sales	81%	18%	1%	100%
Percentage of total 2023 net sales	78%	22%	—%	100%

Gross profit

The following table represents gross profit (loss) by segment for the nine-month periods ended September 30, 2022 and 2023:

	North		Asia/	Admin &
(in thousands)	America	Europe	Pacific	All Other	Total
Nine Months Ended
September 30, 2022	$645,166	$91,691	$3,948	$(169)	$740,636
September 30, 2023	680,218	139,538	4,515	(1,013)	823,258
Increase (decrease)	$35,052	$47,847	$567	$(844)	$82,622
Percentage increase	5.4%	52.2%	*	*	11.2%

* The statistic is not meaningful or material

The following table represents gross margin by segment for the nine-month periods ended September 30, 2022 and 2023:

(in thousand)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2022 gross margin percentage	48.4%	30.9%	36.0%	*	45.1%
2023 gross margin percentage	51.2%	37.6%	36.4%	*	48.1%

* The statistic is not meaningful or material.

North America

•Net sales decreased 0.3%, primarily due to lower volumes.

•Gross margin increased to 51.2% from 48.4%, due to lower raw material costs as a percentage of net sales, which were partially offset by factory & tooling, warehouse and freight costs as a percentage of net sales.

•Research and development and engineering expense increased 33.8%, primarily due to increases of $5.2 million in personnel costs, $3.7 million in professional fees, $2.6 million in variable compensation, $0.7 million in depreciation and amortizations, and $0.4 million in travel related costs.

•Selling expense increased 18.2%, primarily due to increases of $7.4 million in personnel costs, $4.9 million in variable compensation, $1.9 million in travel related costs, $1.2 million in professional fees, and $0.5 million in advertising and trade shows.

•General and administrative expense increased 9.2%, primarily due to increases of $4.5 million in personnel costs, $3.3 million in computer and software expenses net of amounts capitalized, and $0.7 million in travel related costs offset by $3.5 million in professional fees.

•Income from operations decreased $7.3 million, due to higher operating expenses offset by increased gross profit.

Europe

•Net sales increased 25.1%, primarily due to the ETANCO acquisition providing two quarter of sales year to date in 2022 compared with three quarters of sales year to date in 2023.

•Gross margin increased to 37.6% from 30.9% while gross profit increased $47.8 million. Europe's gross profit included ETANCO's increased profit of $50.0 million. ETANCO gross margin increased from 28.8% to 38.0% with the non-recurring inventory adjustment of $12.8 million reflected in 2022.

•Income from operations increased $31.5 million, primarily due to higher gross profit. Included in income from operations was ETANCO's increased profit of $19.3 million, which included $13.3 million of amortization expense on acquired intangible assets, and $4.1 million for integration costs for a total of $16.8 million.

Asia/Pacific

•For information about the Company's Asia/Pacific segment, please refer to the tables above setting forth changes in our operating results for the nine months ended September 30, 2023 and 2022.

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

On March 30, 2022, the Company entered into an Amended and Restated Credit Agreement to finance a portion of its acquisition of ETANCO, which provides for a 5-year revolving credit facility of $450.0 million, and for a 5-year term loan facility of $450.0 million. As of September 30, 2023, the Company had borrowings of $150.0 million under the revolving credit facility and $416.3 million under the term loan facility, and has $300.0 million available to borrow under the revolving credit facility. We believe that our cash position and cash flows from operating activities are sufficient to meet our cash flow needs for the next twelve months and the foreseeable future, including repayments of amounts of outstanding debt under the Amended and Restated Credit Agreement.

As of September 30, 2023, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions. Cash and cash equivalents of $103.1 million are held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the United States. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

The following table shows selected financial information as of September 30, 2023, December 31, 2022 and September 30, 2022, respectively:

	As of September 30,	As of December 31,	As of September 30,
(in thousands)	2023	2022	2022

Cash and cash equivalents	$571,006	$300,742	$309,262
Property, plant and equipment, net	382,508	361,555	341,233
Equity investment, goodwill and intangible assets	854,154	872,699	811,538
Working capital excluding cash and cash equivalents	479,624	529,945	576,719

The following table provides information on how cash was used or provided during the nine-month periods ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$398,177	$263,396
Investing activities	(66,554)	(845,514)
Financing activities	(58,175)	586,449

Cash flows from operating activities result primarily from our earnings before non-cash items such as depreciation, amortization, and stock-based compensation, and are also affected by changes in operating assets and liabilities which consist primarily of working capital balances. Our revenues are derived from manufacturing and sales of building construction materials. Our operating cash flows are subject to seasonality and are cyclically associated with the volume and timing of construction project starts. For example, trade accounts receivable are generally lowest at the end of the fourth quarter and increases during the first, second and third quarters as construction activity ramps in markets we serve.

During the nine months ended September 30, 2023, operating activities provided $398.2 million in cash, as a result of $299.2 million from net income plus $69.3 million non-cash expenses such as depreciation and amortization and stock-based compensation as well as $29.7 million provided by the net change in operating assets and liabilities. The net change in operating assets and liabilities included a decrease of $50.2 million in inventory and an increase of $79.5 million in income taxes payable, partly offset by an increase of $85.2 million in trade accounts receivable.

Cash used in investing activities of $66.6 million during the nine months ended September 30, 2023 was mainly for capital expenditures and acquisition related activities. Our capital spending for the nine months ended September 30, 2023 and September 30, 2022 was $57.5 million and $41.6 million, respectively, which was primarily used for machinery and equipment purchases and real estate improvements. Based on current information and subject to future events and circumstances, total approved capital spending for 2023 will be approximately $100.0 million, compared to the previous estimate of $105.0 to $115.0 million, primarily due to our Columbus facility expansion, for capital expenditures for maintenance, efficiency gains and growth opportunities and for the acquisition of land to construct our recently announced fastener factory. Our acquisition activities were primarily for expanding our product line.

Cash used in financing activities of $58.2 million during the nine months ended September 30, 2023 consisted primarily of $33.7 million used to pay dividends to our stockholders, $17.4 million used for debt repayment and $7.4 million used to pay income taxes on behalf of employees for shares withheld with respect to their vested restricted stock units.

On October 19, 2023, the Company's Board of Directors (the "Board") declared a quarterly cash dividend of $0.27 per share payable on January 25, 2024, to the Company's stockholders of record on January 4, 2024. On the same date, the Board authorized the Company to repurchase up to $100.0 million of the Company's common stock, effective January 1, 2024 through December 31, 2024.

From October 1, 2023 to November 6, 2023, the Company purchased 333,469 shares of the Company's common stock at an average price of $138.09 per share, for a total of $46.1 million. Since the beginning of 2019 to the quarter ended September 30, 2023 and including shares repurchased from October 1,2023 to November 6, 2023, we have returned $485.7 million to stockholders, which represents approximately 42.8% of our free cash flow and includes repurchasing over 3.3 million shares of the Company's common stock, which represents approximately 7.5% of the outstanding shares of the Company's common stock at the start of 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

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

We may manage our exposure to transactional exposures by entering into foreign currency forward contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. In 2021, 2022 and 2023, we entered into financial contracts at various times to hedge the risk of fluctuations associated with the Euro and the Chinese Yuan during 2022 and 2023.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Amended and Restated Credit Agreement, which bears interest at variable rates. As of September 30, 2023, the outstanding debt under the Amended and Restated Credit Agreement subject to interest rate fluctuations was $566.3 million. The variable interest rates on the Credit Agreement fluctuate and expose us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We have entered into an interest rate swap agreement to convert the variable interest rate on the balances outstanding under our Amended and Restated Credit Agreement to fixed interest rates. The objective of the interest rate swap agreement is to eliminate the variability of the interest payment cash flows associated with the variable interest rate outstanding under the borrowings. We designated the interest rate swaps as cash flow hedges. Refer to Note 8, "Derivatives and Hedging Instruments", for further information on our interest rate swap contracts in effect as of September 30, 2023.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer the (“CEO”) and the chief financial officer (the “CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act). Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to various legal and regulatory proceedings relating to contract disputes, personal injury, property damage, employment, product liability, environmental, intellectual property and other matters from time to time in the ordinary course of business (“Proceedings”). The Company accrues a liability for Proceedings when payments associated with the claims become probable and the costs can be reasonably estimated. The Company also considers whether an insurance recovery receivable is applicable and appropriate based on the specific Proceeding. Because Proceedings are inherently uncertain, we are unable to predict the ultimate outcome of Proceedings, or amount of liability, if any, and the actual costs of resolving Proceedings may be substantially higher or lower than the amounts accrued for those activities. However, management believes that the outcome of any Proceedings that are pending or threatened, either individually or in the aggregate, or on a combined basis, will not have a material adverse impact on the Company’s results of operations, financial position or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 15, 2022, the Company's Board of Directors (the "Board") publicly announced authorization to repurchase up to $100.0 million of the Company's common stock, effective January 1, 2023 through December 31, 2023.

On October 19, 2023, the Board authorized the Company to repurchase up to $100.0 million of the Company's common stock, effective January 1, 2024 through December 31, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The following table sets forth information related to the Company's directors and officers who adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) ("Rule 10b5-1 trading arrangement") or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K, during the three months ended September 30, 2023:

Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Roger Dankel	Executive Vice President, North American Sales	Adopted	8/8/2023	X		6,950	The earlier of (i) the date when all securities under the plan are exercised and sold and (ii) August 7, 2024

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

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

Simpson Manufacturing Co., Inc.
(Registrant)

DATE:	November 7, 2023	By /s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
(principal accounting and financial officer)