Form 10-K
period 2023-12-31
Simpson Manufacturing Co., Inc.
filed 2024-02-28
CIK 920371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

    The aggregate market value of the shares of common stock, par value $0.01 per share, which is the only outstanding class of voting and non-voting equity, held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2023) was approximately $5,910,175,321.
    As of February 22, 2024, 42,467,634 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement for its 2024 annual meeting of stockholders (the "2024 Annual Meeting") are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the registrant's fiscal year ended December 31, 2023.

SIMPSON MANUFACTURING CO., INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

In this filing we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended "the "Exchange Act"). Forward-looking statements generally can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “target,” “continue,” “predict,” “project,” “change,” “result,” “future,” “will,” “could,” “can,” “may,” “likely,” “potentially,” or similar expressions. Forward-looking statements are all statements other than those of historical fact and include, but are not limited to, statements about future financial and operating results, our plans, objectives, business outlook, priorities, expectations and intentions, expectations for sales and market growth, comparable sales, earnings and performance, stockholder value, capital expenditures, cash flows, the housing market, the home improvement industry, demand for services, share repurchases, our ongoing integration of FIXCO Invest S.A.S ("ETANCO"), our strategic initiatives, including the impact of these initiatives, on our strategic and operational plans and financial results, and any statement of an assumption underlying any of the foregoing.

Forward-looking statements are subject to inherent uncertainties, risks and other factors that are difficult to predict and could cause our actual results to vary in material respects from what we have expressed or implied by these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed in or implied by our forward-looking statements include, the effects of inflation and labor and supply shortages on our operations, the operations of our customers, suppliers and business partners, and our ongoing integration of ETANCO and those discussed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Additional risks include: the cyclicality and impact of general economic conditions; changing conditions in global markets including the impact of sanctions and tariffs, quotas and other trade actions and import restrictions; the impact of pandemics, epidemics or other public health emergencies; volatile supply and demand conditions affecting prices and volumes in the markets for both our products and raw materials we purchase; the impact of foreign currency fluctuations; potential limitations on our ability to access capital resources and borrowings under our existing credit agreement; restrictions on our business and financial covenants under our credit agreement; reliance on employees subject to collective bargaining agreements; and or ability to repurchase shares of our common stock and the amounts and timing of repurchases, if any.

We caution that you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (the "SEC") that advise of the risks and factors that may affect our business.

PART I

Item 1. Business.

Company Background

Simpson Manufacturing Co., Inc. ("Simpson," the "Company," "we," "us," or "our,") through its subsidiaries, including, Simpson Strong-Tie Company Inc. ("SST"), designs, engineers and is a leading manufacturer of structural solutions for wood, concrete, and steel connections. These solutions help customers design and build safer and stronger structures. The Company is relentlessly focused on providing customers the best in-class field support, technical expertise, digital tools, and training. Our research, rigorous testing, and focus on innovation enable us to design cost-effective, high-performing, and easy-to-install solutions for a multitude of applications in wood, steel, and concrete structures. Our products for wood construction are used in light-frame building applications and include connectors, truss plates, screw fastening systems, fasteners and pre-fabricated lateral-force resisting systems. Our products for concrete construction products are used in concrete, masonry and steel building applications and include adhesives, chemicals, mechanical anchors, carbide drill bits, powder actuated tools, fiber reinforced materials, and other repair products used for protecting and strengthening structures. We market our products to the residential construction, commercial construction, original equipment manufacturer ("OEM"), component manufacturers and national retail markets domestically in North America, primarily in the United States, and internationally, primarily in Europe. We also provide engineering services to support and enhance products and specifications of products while growing our offering of digital tools and design, planning and estimating software to facilitate the specification, selection and use of our products. The Company has continuously manufactured structural connectors since 1956 and believes that the Simpson Strong-Tie® brand benefits from strong brand name recognition in residential, light industrial and commercial applications.

Acquisition of ETANCO

As previously disclosed, on April 1, 2022, the Company successfully completed the acquisition of 100% of the outstanding equity interest of FIXCO Invest S.A.S. (together with its subsidiaries, "ETANCO"). ETANCO is a leading designer, manufacturer and distributor of fixing and fastening solutions for the European building and construction market. ETANCO's primary product applications directly align with the addressable markets in which the Company operates, expands our portfolio of solutions, including mechanical anchors, fasteners and commercial building envelope solutions, and significantly increase our market presence across Europe. We continue to believe that the acquisition of ETANCO will support continued growth in our European business, including expansion into new geographies, sales channels and commercial building offerings. For more information, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales

The Company attracts and retains customers by designing, manufacturing and selling high quality, high-performing products that are cost-effective and easy for our customers to install. The Company manufactures and warehouses its products in geographic proximity to its markets to help ensure availability and facilitate timely delivery to customers, which enables us to promptly respond to customer requests for specially designed products and services. The Company maintains levels of inventory intended to operate with minimum backlog and fill most customer orders within 24-48 hours. High levels of manufacturing automation and flexibility allow the Company to maintain its high-quality standards while continuing to provide prompt delivery to meet our customers' needs.

The Company intends to continue efforts to increase market share in its geographic markets of North America, Europe, and Asia/Pacific as well as across its broad product range through:

•An increasingly diverse portfolio of products and software, and a commitment to developing complete solutions for the markets we serve;
•Our long-standing reputation, relationships and engagement with engineers, building officials, and contractors to design safer, stronger structures and improve construction standards and practices;
•A dedication to innovation and extensive product engineering along with rigorous research and testing in our nine state-of-the-art labs;
•Striving for best-in-class field support, technical expertise, digital tools, and training to make it easy to select, specify, install and purchase our products;
•Industry-leading product availability and delivery standards on our vast product offering across multiple distribution channels, with typical delivery within 24-48 hours and high fill rates;
•A deep commitment to trades education and partnering with organizations that provide training and career opportunities to attract more people to the construction industry and alleviate labor shortages; and
•Building out or introducing additional solutions and offerings to our end-market customers in the residential, OEM, commercial, national retail, and component manufacturer areas.

Products and Services

Historically, the Company’s product lines have encompassed connectors, anchors, fasteners, lateral-force resisting systems, and truss plates, as well as repair and strengthening product lines for the industrial and transportation markets. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Note 19 — Segment Information” to the Company’s consolidated financial statements for financial information regarding revenues by product category. The Company has established a presence in Europe through acquisition of companies with existing customer bases, such as the acquisition of ETANCO, and through servicing U.S.-based customers operating in Europe. The Company also distributes connector, anchor, and epoxy products in Canada, Mexico, Chile, Australia, and New Zealand. Additionally, with the acquisition of ETANCO, the Company expanded its product portfolio to include commercial building envelope solutions and significantly increased its market presence across Europe.

Many of the Company’s products are code-listed and approved by building code evaluation agencies. To achieve these approvals, the Company conducts extensive product testing, which is witnessed and certified by independent testing laboratories. These tests also provide the basis of load ratings for the Company’s structural products. This test and load information is used by architects, engineers, contractors, building officials, and homeowners in selecting our products and comparing them to those of competitors, and is useful across all applications of the Company’s products, ranging from the deck constructed by a homeowner to a multi-story structure designed by an architect or engineer.

Structural Products for Wood Construction. The Company produces and markets over 15,000 standard and custom products for wood construction applications. These products are used primarily to strengthen, support and connect wood applications in residential and commercial construction and do-it-yourself (“DIY”) projects. The Company’s wood construction products contribute to structural integrity and resistance to seismic, wind and gravitational forces. As described below, the Company’s wood construction products include:

•Connectors - Connectors are prefabricated metal products that attach wood, concrete, masonry or steel together and are essential for tying wood construction elements together and create safer and stronger buildings. Included in this category are connectors, holddowns, and truss connector plates.
•Fasteners - The fastening line includes various nails, screws and staples, which are complemented by the Company's multiple screw fastening systems, which are used in numerous applications such as building envelope applications, decking, subfloors, drywall and roofing; and
•Lateral-Force Resisting Systems - Lateral-force resisting systems are assemblies used to resist earthquake or wind forces and include pre-fabricated steel and wood shearwalls, Anchor Tiedown Systems (ATS), and yield-link connections for steel moment and braced frames.

Structural Products for Concrete Construction. The Company produces and markets over 3,000 standard and custom products for concrete construction applications. These products are composed of various materials including steel, chemicals and carbon fiber. They are used primarily to anchor, protect and strengthen concrete, brick and masonry applications in industrial, infrastructure, residential, commercial and DIY projects. The Company’s product solutions for concrete construction applications contribute to structural integrity and resistance to seismic, wind and gravitational forces. These products are sold in all segments of the Company. As described below, the Company’s concrete construction products include:

•Anchor Products - Anchor products include adhesives, mechanical anchors, carbide drill bits and powder-actuated pins and tools used for numerous applications of anchoring or attaching elements onto concrete, brick, masonry and steel; and
•Repair, Protection and Strengthening Products - Concrete construction repair, protection and strengthening products include grouts, coatings, sealers, mortars, fiberglass and fiber-reinforced polymer systems and asphalt products.

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

The growth of the Company’s business, as well as many of its current growth initiatives, have been and are currently facilitated by its current technology and software solutions, as well as its ongoing software development initiatives. The Company has an ever-growing suite of advanced technology tools, including software, to improve operational efficiencies in the building industry. The Company’s early software solutions started by supporting engineers and designers with product selection and specification applications as well as estimating solutions for builders and retailers. The Company strategically expanded its software offerings to enhance collaboration with building industry partners in an effort to streamline workflows, reduce labor time and costs, improve accuracy, support scalability, and increase its profitability. The Company has grown its software solutions to support the growth of many customer groups, such as component manufacturers, builders and lumber yards. The Company has also introduced software applications for the DIY and repair and remodel markets. Whether focusing on residential, commercial, or outdoor structures, the Company’s technology solutions are designed to solve challenges, simplify tasks and provide cost-effective product and design recommendations that ultimately enhance customer efficiency and business success. The Company’s customer-facing software and other technology solutions are anticipated to expand over time to address the growing needs of its end-markets to become a larger portion of the Company’s overall value-added offerings.

Distribution Channels and Markets

The Company seeks to expand existing and identify new distributions channels in the markets it serves and expand into new markets. Presently, the Company primarily serves in three geographic markets, which are also its operating segments, consisting of the North America, Europe and Asia/Pacific segments. The North America segment includes operations primarily in the U.S. and Canada. The Europe segment includes operations primarily in France, the United Kingdom, Germany, Denmark, Switzerland, Portugal, Poland, The Netherlands, Belgium, Spain, Sweden, Norway, Italy and Romania. The Asia/Pacific segment includes operations primarily in Australia, New Zealand, China, Taiwan, and Vietnam. These segments are similar in several ways, including similarities in the products manufactured and distributed, the types of materials used, the production processes, the distribution channels and the product applications.

The Company sells its products through multiple channels, including the following:

•Dealers. The Company intends to increase penetration of the residential market by expanding its markets in which it sells products directly to lumber dealers and cooperatives. The Company's sales force maintains ongoing contact with these customers and supports the inventory levels, resets, and displays.
•Home Centers. The Company intends to increase penetration of the DIY and contractor customer markets by continuing to expand its product offerings through home centers. The Company’s sales force maintains ongoing contact with home centers to work with them in a broad range of areas, including inventory levels, retail display maintenance and product knowledge training. The Company’s strategy is to ensure that the home center retail stores are fully stocked with adequate supplies of the Company’s products carried by those stores. The Company has further developed extensive bar coding and merchandising aids and has devoted a portion of its research and development efforts to DIY products. The Company’s sales to home centers increased year-over-year in 2023, 2022 and 2021.
•Wood Component Manufacturers. The company works directly with wood component manufacturer customers. We continue to develop our software solutions, equipment offerings, and provide better technology solutions increasing our truss connector plate sales as well as other Simpson Strong-Tie core products sales within the component industry.
•OEM Relationships. The Company works closely with manufacturers of engineered wood, composite laminated timber and original equipment manufacturers ("OEMs") for off-site construction to develop and expand the application and sales of its engineered wood connector, fastener, anchor, and truss products. The Company has relationships with many of the leaders in these industries. The Company also intends to expand opportunities with the other OEMs where its products complement their offerings.
•Distributors. The Company regularly evaluates its distribution coverage and the service level provided by its distributors, and from time to time implement changes. The Company evaluates distributor product mix and conducts promotion to encourage distributors to add the Company's products that complement the mix of their product offerings in their markets.
•Contractors. In some markets, the Company sells to a wide range of end customers mainly through direct sales.

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

Since at least 2006, the Company generally develops 15 to 35 new products each year. In 2023, through our research and development efforts, the Company developed over 50 new products expanding its product offerings by adding:

•new connectors and lateral products for wood framing applications;
•new connectors and fasteners for mass timber and offsite constructions;
•connections for structural steel construction;
•new connectors for cold formed steel applications;
•new fastener products and tools for wood construction;
•new mechanical and adhesive anchors for concrete and masonry construction; and
•new repair and strengthening systems for concrete and masonry applications.

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

For over 67 years, through Simpson Strong-Tie® brand, we have led the industry in the wood connectors products space and a growing presence in both the concrete and fastener markets in the U.S. and Europe. We’ve successfully increased our market share over the years through:
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

We purchase steel at market prices, which fluctuate as a result of supply and demand driven by prevailing economic conditions in the marketplace. The steel industry is highly cyclical and prices for the Company’s raw materials are influenced by numerous factors beyond the Company’s control including geopolitical and macroeconomic factors, supply constraints and supply chain disruptions, foreign currency fluctuations, import tariffs and duties, and unsettled international trade disputes. The steel market continues to be dynamic, with a high degree of uncertainty about future pricing trends. Numerous factors may cause steel prices to increase in the future. In addition to increases in steel prices, steel mills may add surcharges for zinc, energy and freight in response to increases in their costs. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company historically has not attempted to hedge against changes in prices of steel or other raw materials. However, the Company may purchase and carry more steel or other raw materials in inventory to meet projected sales demand in a tight raw materials market.

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

The Company’s trademarks are registered or otherwise legally protected in the U.S. and many non-U.S. countries where products and services of the Company are sold. The Company may, from time to time, become involved in trademark licensing transactions. Most works of authorship produced for the Company, such as computer programs, catalogs and sales literature, carry appropriate notices indicating the Company's claim to copyright protection under U.S. law and appropriate international treaties.

The Company has U.S. and foreign patents, the majority of which cover products that the Company currently manufactures and markets. These patents, and applications for new and continuation patents, cover various design aspects of the Company’s products, as well as processes used in their manufacture. The Company continues to develop new potentially patentable products, product enhancements and product designs as well as acquire patented product. The Company also seeks continuation patents for all pending patents and it is dedicated to securing patents for any new developments. Although the Company does not have plans to apply for additional foreign patents covering existing products, the Company is committed to pursuing intellectual property protection for patentable enhancements as appropriate. The Company has developed an international patent program to protect any innovative new products that it may develop, ensuring its competitive advantage is safeguarded. In addition to seeking patent protection, the Company relies on unpatented proprietary technology to maintain its competitive position. See “Item 1A — Risk Factors.”

While the Company believes its intellectual property portfolio is important to its business operations and in the aggregate constitutes a valuable asset, no single patent, trademark, license or other intellectual property, or group of such intellectual property, is critical to the success of the business or any segment.

Seasonality and Cyclicality

Although the Company’s sales have been seasonal and cyclical, with operating results varying from quarter to quarter, as a result of the acquisition of ETANCO overall sales are becoming less seasonal. Our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year, as the Company's customers tend to purchase construction materials in the late spring and summer months for the construction season. Additionally, weather conditions, such as extended cold or wet weather, which affected and sometimes delayed installation of some of our products, would negatively affect our results of operations. Operating results vary from quarter to quarter and with economic cycles.

Although the Company’s sales are also dependent, to a degree, on the North American residential home construction industry, our North America Segment accounted for approximately 78% of our net sales for the fiscal year ended December 31, 2023. As noted above, the same efforts to mitigate the Company's reliance on housing starts have also softened the effects of seasons and adverse weather on the Company's quarterly results. See “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of December 31, 2023, our employees, including those employed by consolidated subsidiaries, by region were approximately:

Asia Pacific	668
Europe	1,555
North America	3,274
5,497

Inclusion and Diversity

Our commitment to diversity and inclusion starts at the top with a highly skilled and diverse board. We strive to have a diverse culture of employees representing different genders, ages, ethnicities and abilities by implementing thoughtful, customized solutions and programs.

As of December 31, 2023, we had the following global gender demographics:

	Women	Men	Not Disclosed
All employees	22%	69%	9%
Individual Contributors	22%	68%	10%
Middle Management	19%	74%	7%
Senior Leadership	19%	81%	—%

As of December 31, 2023, our U.S. employees had the following race and ethnicity demographics:

	All U.S. Employees	Individual Contributors	Middle Management	Senior Leadership
American Indian or Alaska Native	1%	1%	—%	—%
Asian	11%	11%	8%	14%
Black or African American	9%	11%	3%	3%
Hispanic or Latino	19%	20%	9%	—%
Native Hawaiian or Other Pacific Islander	1%	1%	—%	—%
Two or More Races	2%	2%	2%	—%
White	52%	49%	75%	83%
Not disclosed	5%	6%	3%	—%

Talent Development

Our focus on talent development is fundamental to executing our strategy and advancing the development, manufacture, and marketing of innovative products and services. The opportunity to grow and develop skills and abilities, regardless of job role, division, or geographical location is critical to the success of the Company as a global organization. We continually invest in our employees’ career growth and provide employees access to a wide variety of learning and development resources, including a suite of online courses for developing both soft and technical skills. Our extraordinary leadership development programs provide employees with training, tools and experiences that are targeted to develop their full leadership potential.

Pay Equity

The Company’s compensation philosophy is to attract, retain, motivate, and differentiate employees through its rewards programs. We believe people should be paid for what they do and how they do it, regardless of their gender, race, or other personal characteristics, and we are committed to internal pay equity. Our Board of Directors, through its Compensation and Leadership Development Committee, monitors the relationship between the pay received by our executive officers, and Human Resources monitors the relationship of pay received by all other employees. We believe our compensation philosophy and strategy are strongly aligned with our corporate strategic priorities and our vision for stockholder value creation.

In addition to financial compensation, we offer a health and wellness package to our employees which is designed to provide a range of options that can be personalized to suit their individual and/or family needs. As part of our ongoing commitment to attract, retain, and inspire our workforce in the United States, we provide remote and flexible work options for positions that support remote work. We regularly engage our partners and benefits consultants to ensure our health and wellness package evolves to meet the needs of our diverse workforce both now and in the future.

Workplace Safety and Health

A vital part of our business is providing our workforce with a safe, healthy and sustainable working environment. Our Environmental, Health and Safety program focuses on implementing change through employee observation feedback channels to recognize risk and continuously improve our processes, as well as conducting regular risk reviews and self-audits at our manufacturing facilities around the world to explore new opportunities to reduce potential employee exposure to occupational injuries. Our continuous focus on workplace safety has enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe.

Labor Relations

As of December 31, 2023, approximately 9% of the Company’s employees are represented by labor unions and are covered by collective bargaining agreements. We have two facility locations with collective bargaining agreements covering tool and die craftsmen, maintenance workers, and sheet-metal workers. In Stockton, California, two union contracts will expire in June 2027 and September 2028, respectively. Also, we have two union contracts in San Bernardino County, California that will expire in February 2025 and in June 2026. Based on current information and subject to future events and circumstances, we believe that, even if new agreements are not reached before the existing labor union contracts expire, it is not expected to have a material adverse effect on the Company’s ability to provide products to customers or on the Company’s profitability. See “Item 1A — Risk Factors.”

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

Through the "Governance" page of our website, it is also possible to access copies of the charters for our Audit and Finance Committee, Compensation and Leadership Development Committee, Corporate Strategy and Acquisitions Committee and Nominating and ESG Committee, Sustainability Reports, as well as our Corporate Governance Guidelines and Code of Business Conduct and Ethics. Each of these documents is made available free of charge. We intend to disclose on our website any amendment to, or waiver of, any provisions of our Code of Business Conduct and Ethics that apply to any of our directors, executive officers or senior financial officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange (the "NYSE"). The foregoing information regarding our website and its content is for your convenience only. The information contained in or connected to our website is not deemed to be incorporated by reference in this Annual Report or filed with the SEC.

In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, where you may obtain a copy of all information we file publicly with the SEC. The SEC website address is www.sec.gov.

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

Global and Economic Risks

Global economic conditions, including inflation and supply chain disruptions, could continue to adversely affect our operations.

General global economic downturns and macroeconomic trends, including heightened inflation, capital market volatility, interest rate and currency rate fluctuations, and economic slowdown or recession, may result in unfavorable conditions that could negatively affect demand for our products due to customers decreasing their inventories in the near-term or long-term, reduction in sales due to raw material shortages, reduction in research and development efforts, our inability to sufficiently hedge our currency and raw material costs, insolvency of suppliers and customers and exacerbate some of the other risks that affect our business, financial condition and results of operations. Both domestic and international markets experienced significant inflationary pressures in fiscal year 2023 and inflation rates in the U.S., as well as in other countries in which we operate, are currently expected to continue at elevated levels for the near-term. We may be adversely affected during periods of high inflation, mainly from raw material and labor costs. Inflation could increase our cost of financing, raw materials and labor and could cause our financial results and profitability to decline. In addition, the Federal Reserve in the U.S. and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world.

The impact of public health crises, could have a significant effect on supply and/or demand for our products and services and have a negative impact on our business, financial condition and results of operations.

Global pandemics, such as COVID-19, or other public health crises may adversely affect, among other things, our supply chain and associated costs; demand for our products and services; our operations and sales, marketing and distribution efforts; our research and development capabilities; our engineering, design, and manufacturing processes; and other important business activities. These events could result in significant losses, adversely affect our competitive position, increase our costs, require substantial expenditures and recovery time, make it difficult or impossible to provide services or deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. Our operations and those of our suppliers and distributors could be adversely affected if manufacturing, logistics, or other operations in key locations, are disrupted for any reason, such as those described above or other economic, business, labor, environmental, public health, regulatory or political reasons. In addition, even if our operations are unaffected or recover quickly, if our customers cannot timely resume their own operations, they may reduce or cancel their orders, or these events could otherwise result in a decrease in demand for our products.

Changes in government and industry regulatory standards pertaining to health and safety could have a material adverse effect on our business, financial condition or results of operations.

Public health crises, such as the COVID-19 pandemic, and the measures taken in response to such events have in the past negatively impacted, and may again in the future negatively impact, our operations and workforce, as well as those of our partners, customers and suppliers. Additionally, concerns over the economic impact of such events have, from time to time, caused increased volatility in financial and other capital markets. The negative impacts of any such events on business operations and demand for our offerings will depend on future developments and actions taken in response to such events, which may be outside our control, highly uncertain, and cannot be predicted at this time.

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

Our largest customers accounted for a significant portion of net sales for the years ended December 31, 2023, 2022, and 2021. A reduction in, or elimination of, our sales to any of these customers would at least temporarily, and possibly on a longer term basis, cause a material reduction in our net sales, income from operations and net income. Such a reduction in or elimination of our sales to any of our largest customers would also increase our relative dependence on our remaining large customers.

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

Additionally, our ability to compete effectively in North America depends, to a significant extent, on the specification or approval of our products by architects, engineers, building inspectors, building code officials and customers and their acceptance of our premium brand. If a significant portion of those communities were to decide that the design, materials, manufacturing, testing or quality control of our products is inferior to that of any of our competitors or the cost differences between our products and any competitors are not justifiable, our sales and profits could be materially reduced.

Increases in prices of raw materials and energy could negatively affect our sales and profits.

Steel is the principal raw material used in the manufacture of many of our products. The price of steel has historically fluctuated on a cyclical basis and has often depended on a variety of factors over which we have no control including geopolitical and macroeconomic conditions and currency exchange rates. Import tariffs and/or other mandates also could significantly increase the prices on raw materials that are critical to our business, such as steel. The cost of producing our products is also sensitive to the price of energy.

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

Risks Related to Our Intellectual Property and Information Technology

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

We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, we continue to see increasingly complex, rigorous and more stringent state and national regulatory standards enacted to protect businesses and personal data, including the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 ("CCPA"). GDPR is a comprehensive European Union privacy and data protection reform, effective in 2018, which applies to companies that are organized in the European Union or otherwise provide services to consumers who reside in the European Union, and imposes strict standards regarding the sharing, storage, use, disclosure and protection of end user data and significant penalties (monetary and otherwise) for non-compliance. The CCPA, which became effective in 2023 established a new privacy framework for covered businesses by, among other things, creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. More recently, on November 3, 2020, California enacted the California Privacy Rights Act (the “CPRA”). The CPRA, which went into effect on January 1, 2023, expands upon the protections provided by the CCPA, including new limitations on the sale or sharing of consumers' personal information, and the creation of a new state agency to enforce the CPRA’s protections. Any failure to comply with GDPR, the CCPA, the CPRA, or other state or regulatory standards, could subject the Company to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, damage to our reputation and credibility, and could have a material adverse effect on our business and results of operations.

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

During 2023, revenue from sales outside of the U.S. was $583.4 million, representing approximately 26.4% of consolidated sales. In addition, a significant amount of our manufacturing and production operations are located outside the U.S. As a result, our business is subject to risks and uncertainties associated with international operations, including:

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

Increases in income tax rates, changes in income tax laws or disagreements with tax authorities could adversely affect our financial performance.

Increases in income tax rates or other changes in tax laws, including changes in how existing tax laws are interpreted or enforced, could adversely affect our financial performance. For example, economic and political conditions in countries where we are subject to taxes, including the United States, have in the past and could continue to result in significant changes in tax legislation or regulation. For example, numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development model (OECD) rules that propose a partial global profit reallocation and a global minimum tax rate of 15%. Certain countries, including European Union member states, have enacted or are expected to enact legislation incorporating the global minimum tax with effect as early as 2024 and widespread implementation of a global minimum tax is expected by 2025. As the legislation becomes effective in countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. This increasingly complex global tax environment could increase tax uncertainty, which could in turn result in higher compliance costs and adverse effects on our financial performance. We are also subject to regular reviews, examinations and audits by numerous taxing authorities with respect to income and non-income based taxes. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, also could make resolving any tax disputes more difficult and the final resolution of any tax audits could have an adverse effect on our financial performance.

We are a global company with significant revenues and earnings generated internationally, which exposes us to the impact of foreign currency fluctuations, as well as political and economic risks.

A significant portion of our net sales and earnings are generated internationally. Sales outside of the U.S. accounted for 26.4% of our consolidated net sales in 2023 and we anticipate that sales from international operations will continue to represent a significant portion of our net sales in the future. In addition, many of our manufacturing facilities and suppliers are located outside of the U.S. Our foreign operations subject us to certain commercial, political and financial risks. Our business in these foreign markets is subject to general political conditions, including any political instability (such as those resulting from war, terrorism and insurrections) and general economic conditions in these markets, such as inflation, deflation, interest rate volatility and credit availability. Additionally, a number of factors, including U.S. relations with the governments of the foreign countries in which we operate, changes to international trade agreements and treaties, increases in trade protectionism, or the weakening or loss of certain intellectual property protection rights in some countries, may affect our business, financial condition and results of operations. Foreign regulatory requirements, including those related to the testing, authorization, and labeling of products and import or export licensing requirements, could affect the availability of our products in these markets.

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

Risks Related to Product, Services and Sales Risks

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

A significant number of our employees are represented by labor unions and covered by collective bargaining agreements that will expire between 2025 and 2028. Generally, collective bargaining agreements that expire may be terminated after notice by the union. After termination, the union may authorize a strike similar to the strike which was initiated at our Stockton facility in the third quarter of 2019. Although we believe that our relations with our employees are generally good, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if the workers covered by one or more of the collective bargaining agreements engage in a strike, lockout, or other work stoppage, we could have a material adverse effect on production at one or more of our facilities, incur higher labor costs, and, depending upon the length of such dispute or work stoppage, on our business, results of operations, financial position and liquidity.

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

Capital Expenditures, Expansions, Acquisitions and Divestitures Risks

Acquisitions, divestitures, and other strategic transactions could fail to achieve financial or strategic objectives, disrupt our ongoing business, and adversely impact our results of operations.

In furtherance of our business strategy, we routinely evaluate opportunities and may enter into agreements for possible acquisitions, divestitures, or other strategic transactions. A significant portion of our growth has been generated by acquisitions, such as the acquisition of ETANCO and we may continue to acquire businesses in the future as part of our growth strategy. Furthermore, there is no assurance that any such transaction will result in synergistic benefits. A potential acquisition, divestiture, or other strategic transaction may involve a number of risks including, but not limited to:

•the transaction may not effectively advance our business strategy, and its anticipated benefits may never materialize;
•integration of an acquired business' accounting, information technology, human resources, and other administrative systems may fail to permit effective management and expense reduction;
•diversion of management’s attention from business operations to integration matters;
•departure of key personnel from the acquired business;
•effectively managing entrepreneurial spirit and decision-making;
•unanticipated costs and exposure to unforeseen liabilities; and
•impairment of assets.

As a result, if we fail to evaluate and execute these transactions properly, we might not achieve the anticipated benefits of such transactions and we may incur costs in excess of what we anticipate. These risks would likely be greater in the case of larger transactions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Our cybersecurity risk management efforts are an integral part of our overall risk management processes, and we are deeply committed to safeguarding our digital and information technology environment for our employees, customers and vendors. We employ a robust, global and multi-layered security strategy, known as “defense-in-depth,” to assess, identify and manage cybersecurity risks and protect our cyber work environment from potential threats and vulnerabilities. These risks, threats and vulnerabilities include those that could result in significant operational disruption to the Company, such as production disruption, business downtime or loss of containment, as well as risks that could have significant reputational or compliance/regulatory impact.

The Simpson Information Security Team monitors information security risks that target both technology and manufacturing environments and identifies potential risks to Simpson’s information security posture. Any identified risks are prioritized in terms of impact to Simpson’s information security posture and, if critical, addressed immediately or added to Simpson’s information security roadmap. To supplement our internal cybersecurity resources, we also engage external third parties to perform information security assessments, penetration tests and related services to enhance our information security program.

Risks Associated with Third-Party Service Providers

In addition, we implement robust processes to oversee and manage risks associated with our business arrangements with third-party service providers. All new Simpson third-party business agreements are reviewed and assessed by our Information Security Team. We also perform information security program investigations on the security posture of, and assess any publicly known information security events related to, these third-party service providers. If a third party service provider with a business agreement with Simpson experiences an information security breach or incident, our Information Security Team reviews and assesses such event to understand Simpson’s overall exposure to the security incident.

Insurance

We maintain cybersecurity insurance coverage at industry standard levels as a part of our comprehensive insurance portfolio to help mitigate risk in the event an information security event occurs.

Risks from Cybersecurity Threats

Despite our security measures, our information technology and infrastructure may remain vulnerable to disruptions, including as a result of attacks by increasingly sophisticated intruders or others who attempt to cause harm to, or otherwise interfere with the normal use of our systems. We have experienced targeted and non-targeted cybersecurity attacks and incidents in the past that have resulted in unauthorized persons gaining access to our information systems and computer networks, and we could in the future experience similar attacks. On October 11, 2023, we announced that we had experienced disruptions in our Information Technology (IT) infrastructure and applications resulting from a cybersecurity incident. We identified unauthorized activity in our IT systems and took immediate steps to stop, remediate and investigate such activity. We also notified relevant law enforcement. The incident, which caused disruption of our business operations for approximately three days, has been resolved due to steps we took to address the incident. As a result of our ability to restore our operations within three days, we were able to fulfill our backlog of orders caused by the operational disruption within one week, and therefore, we experienced no material financial impact to our business.

We do not believe any risks from cybersecurity threats, including as a result of any previous cybersecurity incident, have materially affected or are reasonably likely to materially affect the Company or our business strategy, results of operations, or financial condition. For additional information regarding the risks from cybersecurity threats we face, see the section captioned “Risks Relating to Our Intellectual Property and Information Technology” under Part I, Item 1A “Risk Factors” above.

Governance

Board and Committee Oversight

Although our full Board of Directors is ultimately responsible for risk oversight, our Board is assisted in discharging its risk oversight responsibility by its committees. The Audit and Finance Committee of the Board is responsible for providing oversight of our information security program and cybersecurity risks. In connection with this oversight role, the Audit and Finance Committee receives information technology updates from management at least quarterly. Cybersecurity risks facing the Company and updates on the Company’s practices and progress to mitigate such risks are also the subject of management reports to the Audit and Finance Committee on a more frequent basis, as necessary or appropriate.

Management’s Role in Assessing and Managing Risk

The Company’s information security efforts are led by our Senior Vice President, Information Technology (“SVP, IT”) and our Director of Information Security (“IT Director”), supported by our executive management team. These efforts are designed to address information security governance and risk, product security, identification and protection of critical assets, third-party risk, security awareness, cyber defense operations and related risk management matters. Our SVP, IT and IT Director have an average of over 35 years of prior work experience in various roles involving information technology, including security, auditing compliance, systems and programming. These individuals have relevant educational and industry experience, including holding similar positions at other large companies.

Our SVP, IT provides relevant cybersecurity and information technology reports to the Audit and Finance Committee, and to the executive leadership team. These reports are provided at quarterly Audit and Finance Committee meetings and at our quarterly Information Technology Steering Committee (“IT Steering Committee”) meetings. These reports typically include analyses of recent significant cybersecurity threats and incidents at the Company and across the industry, as well as a review of our security controls, assessments and program maturity, risk mitigation status, and a review of our third-party service providers as appropriate. Simpson’s information security roadmap and posture are also reviewed quarterly with members of the executive leadership team and the Audit and Finance Committee. In accordance with our information security program, any information security event is assessed and reviewed by our IT Steering Committee.

The IT Steering Committee is responsible for assessing and reviewing our information security program and the Company’s material risks from cybersecurity threats. Additional supervision and management is provided by our IT Leadership team, comprised of our SVP, IT; VP, IT Infrastructure and Operations; VP, IT Enterprise Applications; and International IT Director.

Item 2. Properties.

Our headquarters and principal executive offices in Pleasanton, California, and our principal U.S. manufacturing facilities in Stockton and San Bernardino County, California, McKinney, Texas, West Chicago, Illinois, Columbus, Ohio, and Gallatin, Tennessee are located in owned premises. The principal manufacturing facilities located outside the U.S., the majority of which we own, are in France, Italy, Denmark, Germany, Poland, Switzerland, Sweden, Portugal and China. We also own and lease smaller manufacturing facilities, warehouses, research and development facilities and sales offices in the U.S., Canada, the United Kingdom, Europe, Asia, Australia, New Zealand, and Chile. As of February 27, 2024, the Company’s owned and leased facilities were as follows:

	Number
	Of	Approximate Square Footage
	Properties	Owned	Leased	Total
		(in thousands of square feet)
North America	32	2,235	1,271	3,506
Europe	38	1,886	668	2,554
Asia/Pacific	9	175	41	216
Administrative and all other	1	89	—	89
Total	80	4,385	1,980	6,365

We believe that our properties are maintained in good operating condition. Our manufacturing facilities are equipped with specialized equipment and use extensive automation. Our leased facilities typically have renewal options and have expiration dates through 2036. We believe we will be able to extend leases on our various facilities as necessary, or as they expire. Currently, our manufacturing facilities are being operated with at least one full-time shift. Based on current information and subject to future events and circumstances, we anticipate that we may require additional facilities to accommodate possible future growth.

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

The Company currently is not a party to any legal proceedings which the Company expects individually or in the aggregate to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Nonetheless, the resolution of any claim or litigation is subject to inherent uncertainty and we could in the future incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of the various legal proceedings and other matters we are currently involved in, which could materially impact our financial condition, cash flows or results of operations. Refer to Note 15, “Commitments and Contingencies,” to the Company’s consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recent developments related to certain of the legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

The Company’s common stock is listed on the NYSE under the symbol “SSD.”

As of February 22, 2024 there were 61,712 holders of record of the Company’s common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividends

During 2023, the Company paid a total of $45.2 million in cash dividends. On January 19, 2024, the Company declared a quarterly cash dividend of $0.27 per share of common stock to be paid on April 25, 2024 to stockholders of record as of April 4, 2024. See "Note 20 — Subsequent Events" to the Company's consolidated financial statements. Future dividends, if any, will be determined by the Company’s Board of Directors, based on the Company’s future earnings, cash flows, financial condition and other factors deemed relevant by the Board of Directors. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Stock Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock from December 31, 2017, through December 31, 2023, with the cumulative total return on the S&P 500 Index (a broad equity market index), the Dow Jones U.S. Building Materials & Fixtures Index (a published industry or line-of-business index) and a Peer Group Index over the same period (assuming the investment of $100 in the Company’s common stock and in each of the indices on December 31, 2017, and reinvestment of all dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year). To provide an additional comparison to our performance, we included an index consisting of companies in the building products or construction materials industries that are most comparable to us in terms of size and nature of operations, which group has also been referenced by us in connection with setting our executive compensation. The Peer Group Index below consisted of AAON, Inc., Advance Drainage Systems, Inc.; Allegion Plc; American Woodmark Corp.; Apogee Enterprises, Inc.; Armstrong World Industries, Inc.; Atkore, Inc.; Axek Company, Inc.; Azek Company, Inc.; Eagle Materials, Inc.; Gibraltar Industries, Inc.; Masonite International Corp.; Patrick Industries, Inc.; PGT Innovations, Inc.; Quanex Building Products Corp.; Summit Materials, Inc.; and Trex Company, Inc.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below shows the monthly repurchases of shares of the Company's common stock in the fourth quarter of 2023.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)2
October 1 - October 31, 2023	128,093	$133.12	128,000	$82,962
November 1 - November 30, 2023	232,746	$141.62	232,746	$50,000
December 1 - December 31, 2023	73	$166.97	—	$50,000
Total	360,912

Approximately 66 thousand shares of the Company's common stock were repurchased in 2023, in connection with the withholding of shares to cover payroll taxes on vesting of stock-based compensation awards vested and for retirement eligible employees who retired during 2023.

Approximately 361 thousand shares of the Company's common stock were repurchased in 2023 for a total amount of $50.0 million pursuant to the Board’s $100.0 million repurchase authorization that was publicly announced on December 15, 2022, which authorization expired on December 31, 2023.

On October 19, 2023, the Board of Directors authorized the repurchase up to $100.0 million of the Company’s common stock from January 1, 2024 through December 31, 2024.

Item 6. [Reserved]

1 Average price paid per share of common shares repurchased excludes excise tax. As of January 1, 2023, the Company's share repurchases are subjected to a 1% excise tax enacted by the Inflation Reduction Act of 2022. The amount of excise tax incurred is included in the Company's Consolidated Statement of Stockholders' Equity for the year ended December 31, 2023.
2 Pursuant to the $100.0 million repurchase authorization from the Board of Directors on December 15, 2022, and which expired on December 31,
2023. See "Note 5 — Stockholder's Equity".

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Each of the terms the “Company,” “we,” “our,” “us” and similar terms used herein refer collectively to Simpson Manufacturing Co., Inc., a Delaware corporation, and its wholly-owned subsidiaries, including Simpson Strong-Tie Company Inc., unless otherwise stated. The Company regularly uses its website to post information regarding its business and governance. The Company encourages investors to use http://www.simpsonmfg.com as a source of information about the Company. The information on our website is not incorporated by reference into this report or other material we file with or furnish to the SEC, except as explicitly noted or as required by law.

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

In 2021, we shared our strategy for continuing to achieve above market revenue growth through a combination of organic and inorganic opportunities. Our organic opportunities focused on expanding our product line with our current customers while also identifying new opportunities within our core competencies of wood and concrete products. These new growth opportunities focused on gaining share with OEM customers, DIY and construction contractors, and providing more solutions for mass timber, concrete and structural steel construction.

In order to grow in these markets, we aspire to be among the leaders in engineered load-rated construction building products and systems and digital product offerings while leveraging our engineering expertise, deep-rooted relationships with top builders, engineers, contractors, code officials and distributors, along with our ongoing commitment to testing, research and innovation. Importantly, we currently have existing products, testing results, distribution and manufacturing capabilities to support our growth ambitions. This will ultimately be a function of expanding our sales and/or marketing functions to promote our products to different end users and distribution channels, expanding our customer base, and potentially introducing new products in the future.

Our commitment to continuous improvement has fostered our core Company ambitions, which we continue to pursue including:

•Strengthen our values-based culture;
•Be the partner of choice;
•Be an innovative leader in the markets we operate;
•Above market growth relative to the United States housing starts;
•An operating income margin within the top quartile of our proxy peers;
•Remain within the top quartile of our proxy peers for operating income margin; and
•Integrate ETANCO and restoring our return on invested capital to be within the top quartile of our proxy peers.

We have made progress towards our key growth initiatives since they were first announced in 2021. A few recent examples include:

•The acquisition and integration of ETANCO which has resulted in additional scale for our legacy European operations, as well as the opportunity to realize synergies in those operations;
•Converted component manufacturers to using our truss software and purchasing our truss plate and connectors solution sets, including a major component manufacturer;
•Our announced alliance with Structural Technologies drove record revenue of our concrete strengthening solutions, while our field support and strong industry relationships continued to drive specifications of our anchors, fasteners, cold-formed steel, and structural steel products on commercial projects;

•Expansion of our Outdoor Accents® decorative hardware, fasteners and anchors product lines, which contributed to our growth in the DIY or construction contractor segments of our national retail market;
•Designed, manufactured, and installed many critical connections in the construction of a 112-foot wood building that was used for the world’s tallest shake table test;
•Completed strategic asset acquisitions to accelerate the expansion of our product line to meet our customer needs;
•Made strategic investments in software development critical to the component manufacturing market segment as well as other digital product offerings to support customers in our residential and national retail markets;
•Achieved an industry-leading product fulfillment rate and increased our same day delivery service in North America;
•Completed our path-to-market shift away from two-step distribution in North America, enabling us to sell our complete product line and drive additional market share gains;
•Continued growing United States sales volumes above United States housing starts growth;
•Rolled out over 50 new products during 2023 (a Company record);
•Re-aligned our North America sales team to be customer market focused with the five groups: residential, commercial, OEM, national retail and component manufacturers; and
•Invested in venture capital funds and other companies focused on the home building industry and related new technologies.

We believe this progress is the result of our high service levels, increasingly diverse portfolio of products and software as well as our commitment to innovation and developing complete solutions for the markets we serve. As we continue to make progress on our growth initiatives, we believe we can continue to achieve above market growth in the United States relative to United States housing starts for fiscal 2024 and beyond. These examples further emulate our Founder, Barclay Simpson’s, nine principles of doing business, and more specifically the focus and obsession on customers and users.

Factors Affecting Our Results of Operations

The Company’s business, financial condition and results of operations depends in large part on the level of United States housing starts and residential construction activity. Both single-family and multi-family housing starts decreased during 2023 compared to the prior two years, primarily due to interest rate increases and inflation. Lower housing starts could result in lower demand, which would affect the Company's sales and possibly operating profit,

Unlike lumber or other products that have a more direct correlation to United States housing starts, our products are used to a greater extent in areas that are subject to natural forces, such as seismic or wind events. Our products are generally used in a sequential progression that follows the construction process. Residential and commercial construction begins with the foundation, followed by the wall and the roof systems, and then the installation of our products, which flow into a project or a house according to these schedules.

In prior years, our sales were heavily seasonal with operating results varying from quarter to quarter depending on weather conditions that could delay construction starts. Our sales and income have historically been lower in the first and fourth quarters than in the second and third quarters of a fiscal year. Due to efforts in diversifying our global footprint with the acquisition of ETANCO and changing our path to market in the United States, sales from our product line, customer base and customer purchases are becoming less seasonal. Political and economic events such as rising energy costs, volatility in the steel market, stressed product transportation systems and increasing interest rates can also have an effect on our gross and operating profits as well. Changes in raw material cost could impact the amount of inventory on-hand, and negatively affect our gross profit and operating margins depending on the timing of raw material purchases or how much sales prices can be increased to offset any increases in raw material costs.

Our operations also expose us to risks associated with pandemics, epidemics or other public health crises.

Business Segment Information

Historically, our North America segment has generated more revenues from wood construction products compared to concrete construction products. North America sales increased 0.9% for the year ended December 31, 2023 compared to December 31, 2022. Our wood construction product sales decreased 0.9% for the year ended December 31, 2023 compared to December 31, 2022, primarily due to product price decreases implemented during the first quarter of 2023, partly offset by increased sales volumes. Our concrete construction product sales increased 9.9% over the same periods due to product price increases to offset rising raw material costs and higher sales volumes. Over the last several years, our historical average volume growth in North America has exceeded the housing starts market growth by approximately 250 basis points. We believe 2024 North America sales volumes will continue to outpace the housing starts market with 2024 housing starts projected to grow in the low single digits relative to fiscal year 2023 housing starts.

During 2023, work continued on the Columbus facility expansion and work commenced on replacing our Gallatin facility. We expect the expansion and replacement facility will improve our overall service, production efficiencies and safety in the workplace, as well as reduce our reliance on certain outsourced finished goods and component products and continue to ensure we have ample capacity to meet our customer needs. These investments reinforce our core business model differentiators to remain the partner of choice as we continue to produce products locally and ensure superior levels of customer service.

Europe's operating results for the fiscal year ending December 31, 2023 includes twelve months of ETANCO operating results, while fiscal year ending December 31, 2022 includes the results of ETANCO as of the April 1, 2022 acquisition date. Europe sales increased 20.1% for the year ended December 31, 2023 compared to December 31, 2022, primarily due to ETANCO as well as the positive effect of $12.7 million in foreign currency translation related mostly to Europe's currencies strengthening against the United States dollar. Gross profit increased $51.4 million primarily due to the acquisition of ETANCO as well as due to lower material costs. Cost of sales in the prior year period included a $13.6 million inventory fair-value adjustment as a result of purchase accounting with respect to the acquisition of ETANCO. Operating income increased $34.9 million, primarily due to ETANCO. Operating income in the prior period was negatively impacted by the $13.6 million in non-recurring fair-value adjustments noted above and $12.7 million in higher acquisition and integration costs. Fiscal 2024 operating margins will include anticipated integration costs estimated to range between $4.0 million to $5.0 million.

Our Asia/Pacific segment has generated revenues from both wood and concrete construction products. We believe that the Asia/Pacific segment is not significant to our overall performance.

Business Outlook

Based on business trends and conditions, the Company's outlook for the full fiscal year ending December 31, 2024 is as follows:

•Operating margin is estimated to be in the range of 20.0% to 21.5%, including $86.1 million in depreciation and amortization expense.

•The effective tax rate is estimated to be in the range of 25.0% to 26.0%, including both federal and state income tax rates as well as international income tax rates, and assuming no tax law changes are enacted.

•Capital expenditures are estimated to be approximately $200.0 million, which includes $120.0 million for the Columbus, Ohio facility expansion and the new Gallatin, Tennessee fastener facility construction, some of which may carry over to fiscal year 2025.

Results of Operations

Our discussion of our results focuses on 2023 and 2022 and year-to-year comparisons between those periods. Discussions of 2021 results and year-to-year comparison between 2022 and 2021 results are not included in this Annual Report on Form 10-K and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The following table sets forth, for the years indicated, the Company’s operating results as a percentage of net sales for the years ended December 31, 2023, 2022 and 2021, respectively:

	Years Ended December 31,
	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Cost of sales	52.9%	55.5%	52.0%
Gross profit	47.1%	44.5%	48.0%
Research and development and other engineering expenses	4.2%	3.2%	3.8%
Selling expense	9.2%	8.0%	8.6%
General and administrative expense	12.1%	10.8%	12.3%
Total operating expense	25.5%	22.0%	24.7%
Acquisition and integration related costs	0.2%	0.8%	—%
Net gain on disposal of assets	—%	(0.1)%	—%
Income from operations	21.4%	21.8%	23.3%
Interest expense, net and other	0.2%	(0.4)%	(0.2)%
Other and foreign exchange loss, net	(0.1)%	(0.2)%	(0.4)%
Income before taxes	21.5%	21.2%	22.8%
Provision for income taxes	5.5%	5.4%	5.9%
Net income	16.0%	15.8%	16.9%

Comparison of the Years Ended December 31, 2023 and 2022

Unless otherwise stated, the results announced below results, when providing comparisons (which are generally indicated by words such as “increased,” “decreased,” “unchanged” or “compared to”), compare the results of operations for the year ended December 31, 2023, against the results of operations for the year ended December 31, 2022 and include the results of the acquisition of FIXCO Invest S.A.S ("ETANCO") on April 1, 2022. 2023 full year comparisons include twelve months of ETANCO operating results for the fiscal year ending December 31, 2023 compared to nine months for the fiscal year ending December 31, 2022. Unless otherwise stated, the results announced below, when referencing “both years,” refer to the year ended December 31, 2022 and the year ended December 31, 2023.

Beginning in 2022, the Company changed its presentation for both the North America and the Administrative and all other segment's statement of operations to display allocated expenses and management fees as a separate item below income from operations. During 2021, allocated expenses and management fees between the two segments were previously included in gross profit, operating expenses and in income from operations and have been adjusted herein to conform to the 2022 presentation. Consolidated income from operations, income before tax and net income for all periods presented below are not affected by the change in presentation

The following table shows the change in the Company’s operations from 2022 to 2023, and the increases or decreases from the prior year, for each category by segment:

		Increase (Decrease) in Operating Segment
		North America		Asia/ Pacific	Admin & All Other
(in thousands)	2022		Europe			2023
Net sales	$2,116,087	$15,381	$80,453	$1,882	$—	$2,213,803
Cost of sales	1,174,794	(36,446)	29,021	1,113	1,566	1,170,048
Gross profit	941,293	51,827	51,432	769	(1,566)	1,043,755
Operating expenses:
Research and development and other engineering expense	68,354	21,905	2,057	(149)	—	92,167
Selling expense	169,378	23,634	10,681	302	(15)	203,980
General and administrative expense	228,468	18,892	15,621	767	4,355	268,103
Operating expenses	466,200	64,431	28,359	920	4,340	564,250
Net gain (loss) on disposal of assets	(1,317)	66	908	39	28	(276)
Acquisition and integration related costs	17,343	—	(12,711)	—	—	4,632
Income from operations	459,067	(12,670)	34,876	(190)	(5,934)	475,149
Interest income (expense), net and other financing costs	(7,594)	(639)	(3,354)	239	14,739	3,391
Other & foreign exchange gain (loss), net	(3,408)	4,729	2,306	(98)	(5,522)	(1,993)
Income before taxes	448,065	(8,580)	33,828	(49)	3,283	476,547
Provision for income taxes	114,070	(2,815)	10,243	222	840	122,560
Net income	$333,995	$(5,765)	$23,585	$(271)	$2,443	$353,987

Net Sales increased 4.6% to $2,213.8 million from $2,116.1 million primarily due to the acquisition and integration of ETANCO as well as the positive effect of $12.7 million in foreign currency translation related mostly to Europe's currencies weakening against the United States dollar. Wood construction product net sales, including sales of connectors, truss plates, fastening systems, fasteners and shearwalls, represented 85% and 87% of the Company’s total net sales for the years ended December 31, 2023 and 2022, respectively. Concrete construction product net sales, including sales of adhesives, chemicals, mechanical anchors, powder actuated tools and reinforcing fiber materials, represented 15% and 13% of the Company’s total net sales for the years ended December 31, 2023 and 2022, respectively.

Gross profit increased to $1,043.8 million from $941.3 million, primarily due to the acquisition and integration of ETANCO. Gross margins increased to 47.1% from 44.5%, primarily due to lower material costs. Cost of sales in the prior year period included a $13.6 million inventory fair-value adjustment as a result of purchase accounting with respect to the acquisition of ETANCO. Gross margins, including some inter-segment expenses, which were eliminated upon consolidation, and excluding certain expenses that are allocated according to product group, increased from 44.4% to 47.2% for wood construction products and increased from 43.9% to 46.0% for concrete construction products.

Research and development and other engineering expense increased 34.8% to $92.2 million from $68.4 million, primarily due increased personnel costs of $11.7 million and professional fees of $5.7 million associated with our strategic growth initiatives and to further our Building Technologies offering, $3.2 million in variable compensation, and $1.2 million in depreciation and amortization.

Selling expense increased 20.4% to $204.0 million from $169.4 million, primarily due to increases of $14.0 million in personnel costs, $7.3 million in sales commission expense, $2.8 million in travel-related expenses, $2.8 million in professional fees, and $2.5 million in other variable compensation.

General and administrative expense increased 17.3% to $268.1 million from $228.5 million, primarily due to increases of $12.5 million in personnel costs, $7.6 million in depreciation and amortization, $6.0 million in variable compensation, and $1.6 million in travel costs.

Our effective income tax rate increased to 25.7% from 25.5%.

Net income was $354.0 million compared to $334.0 million. Diluted net income per share of common stock was $8.26 compared to $7.76.

Net Sales

The following table shows net sales by segment for the years ended December 31, 2022 and 2023, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Total
December 31, 2022	$1,701,041	$400,303	$14,743	$2,116,087
December 31, 2023	1,716,422	480,756	16,625	2,213,803
Increase	$15,381	$80,453	$1,882	$97,716
Percentage increase	0.9%	20.1%	12.8%	4.6%

The following table shows segment net sales as percentages of total net sales for the years ended December 31, 2022 and 2023, respectively:

	North America	Europe	Asia/ Pacific	Total
Percentage of total 2022 net sales	80%	19%	1%	100%
Percentage of total 2023 net sales	78%	22%	—%	100%

Gross Profit

The following table shows gross profit by segment for the years ended December 31, 2022 and 2023, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Admin & All Other	Total
December 31, 2022	$810,730	$125,616	$4,910	$37	$941,293
December 31, 2023	862,557	177,048	5,679	(1,529)	1,043,755
Increase	$51,827	$51,432	$769	$(1,566)	$102,462
Percentage increase	6.4%	40.9%	*	*	10.9%
* The statistic is not meaningful or material.

The following table shows gross margins by segment for the years ended December 31, 2022 and 2023, respectively:

	North America	Europe	Asia/ Pacific	Admin & All Other	Total
2022 gross margin	47.7%	31.4%	33.3%	*	44.5%
2023 gross margin	50.3%	36.8%	34.2%	*	47.1%
* The statistic is not meaningful or material.

North America

•Net sales increased 0.9% primarily due to higher sales volumes, partly offset by price decreases implemented during the first quarter of 2023.
•Gross margin increased to 50.3% from 47.7%, primarily due to lower raw material and labor costs as a percentage of net sales.

•Research and development and engineering expense increased $21.9 million, primarily due increased personnel costs of $7.0 million and professional fees of $5.8 million associated with our strategic growth initiatives and to further our Building Technologies offering, $3.1 million in variable compensation, and $1.0 million in depreciation and amortization.

•Selling expense increased $23.6 million, primarily due to increases of $10.5 million in personnel costs, $5.0 million in sales commission expense, $2.2 million in professional fees, $2.1 million in travel-related expenses, and $1.6 million in other variable compensation.

•General and administrative expense increased $18.9 million, primarily due to increases of $6.9 million in personnel costs, $4.3 million in computer software and hardware costs, $2.7 million in variable compensation, and $1.4 million in depreciation and amortization.

•Income from operations decreased $12.7 million, primarily due to higher operating expenses including personnel costs, professional fees, variable compensation, sales commission expense, and computer software and hardware costs.

Europe

•Net sales increased 20.1%, primarily due to the acquisition and integration of ETANCO as well as the positive effect of $12.7 million in foreign currency translation related mostly to Europe's currencies strengthening against the United States dollar.

•Gross margin increased to 36.8% from 31.4% resulting in an increase in gross profit of $51.4 million, primarily due to lower raw material costs as a percentage of net sales. Cost of sales in the prior year included a $13.6 million non-recurring fair-value adjustment for inventory costs as a result of purchase accounting with respect to the acquisition of ETANCO.

•Income from operations increased $34.9 million, primarily due to higher gross profit and lower acquisition and integration costs. Prior year costs included a $13.6 million non-recurring fair-value adjustment for inventory costs as a result of purchase accounting with respect to the acquisition of ETANCO.

Asia/Pacific

•For information about the Company’s Asia/Pacific segment, please refer to the table above setting forth changes in our operating results for the years ended December 31, 2023 and 2022.

Administrative and All Other

•General and administrative expense increased $4.4 million, primarily due to increases of $1.2 million in variable compensation, $1.0 million in personnel costs, and $1.0 million professional and legal fees.

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

During fiscal year 2023, we re-evaluated our European reporting units after a full year of operations from our acquisition of ETANCO as it has become further integrated into our other European operations resulting in changes to the management, product distribution, and operations structure of our European operations. As a result of this re-evaluation, all European reporting units were consolidated for reporting purposes into one overall Europe reporting unit. A qualitative assessment was performed immediately preceding the reporting unit change and determined that it was not more likely than not that any impairment existed prior to the reporting unit change.

We determined that the U.S. reporting unit includes four components: Northwest United States, Southwest United States, Northeast United States and Southeast United States. The Australia reporting unit includes two components: Australia and New Zealand. For each of these reporting units, the Company aggregated the components because management concluded that they are economically similar, and that the goodwill is recoverable from these components working in concert.

We applied the ("Step 1") approach where the Company compares the fair value of the reporting unit to its carrying value during the annual impairment assessment performed in the fourth quarter of 2023. For this qualitative assessment, we assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units as compared to their quantitative fair value measurement determined in the fourth quarter of 2023. The fair value calculation uses both the income approach (discounted cash flow method) and the market approach, equally weighted. If the Company determines that the carrying value of the net assets assigned to the reporting unit, including goodwill, exceeds the fair value of the reporting unit, no further action is taken. If the Company determines that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company will record an impairment charge equal to the difference between the implied fair value of the goodwill and the carrying value.

We completed our annual impairment assessment by performing a qualitative assessment during the annual impairment assessment performed in the fourth quarter of 2022. For this qualitative assessment, we assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units. Based on the qualitative assessment performed, the Company concluded that there was no evidence of events or circumstances that would indicate a material change from the Company’s prior year quantitative assessment by reporting unit and therefore, it was more likely than not that the estimated fair value of reporting units exceeded their respective carrying values

The 2023 and 2022 annual testing of goodwill for impairment did not result in impairment charges.

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

Effect of New Accounting Standards

See "Note 1 — Operations and Summary of Significant Accounting Policies" for effects of new accounting standards on the Company’s consolidated financial statements.

Liquidity and Capital Resources

We have historically met our capital needs through a combination of cash flows from operating activities and, when necessary, borrowings under our credit facilities. Our principal uses of capital include the costs and expenses associated with our operations, including financing working capital requirements and continuing our capital allocation strategy, which includes supporting capital expenditures, paying cash dividends, repurchasing the Company's common stock, and financing other investment opportunities from time to time.

On March 30, 2022, the Company entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for a 5-year revolving credit facility of $450.0 million, which includes a letter of credit-sub-facility up to $50.0 million, and for a 5-year term loan facility of $450.0 million. As of December 31, 2023, the Company had borrowings of $75.0 million under the revolving credit facility and $410.6 million under the term loan facility, and has $375.0 million available to borrow under the revolving credit facility.

The Company has certain contractual obligations, primarily debt interest, operating leases and purchase obligations, which include annual facility fees. Refer to "Note 12 - Leases", "Note 14 - Debt" and "Note 15 - Commitment and Contingencies" in Part II, Item 8 for details related to the Company's obligations and debt annual facility fees. The Company did not have any significant off-balance sheet commitments as of December 31, 2023.

As of December 31, 2023, our cash and cash equivalents consisted of deposits and money market funds held with established national financial institutions, and includes $106.4 million held in the local currencies of our foreign operations and could be subject to additional taxation if repatriated to the U.S. The Company is maintaining a permanent reinvestment assertion on its foreign earnings relative to remaining cash held outside the United States.

The following table presents selected financial information as of December 31, 2023, 2022 and 2021, respectively:

	As of December 31,
(in thousands)	2023	2022	2021

Cash and cash equivalents	$429,822	$300,742	$301,155
Property, plant and equipment, net	418,612	361,555	259,869
Equity investment, goodwill and intangible assets	883,079	872,699	170,309
Net working capital	521,362	529,945	453,078

The following table presents the significant categories of cash flows for the twelve months ended December 31, 2023, 2022 and 2021, respectively:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by (used in):
Operating activities	$427,022	$399,821	$151,295
Investing activities	(103,251)	(870,244)	(58,805)
Financing activities	(199,034)	465,526	(71,616)

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

In 2023, operating activities provided $427.0 million in cash and cash equivalents as a result of $354.0 million from net income and adding back $101.8 million for non-cash adjustments from net income which includes depreciation and amortization, stock-based compensation and non-cash lease expense, partially offset by a decrease of $28.8 million for the net change in operating assets and liabilities.

Cash used in investing activities of $103.3 million during the year ended December 31, 2023, was mostly for capital spending of $88.8 million, which was primarily used for machinery and equipment purchases and facility expansion projects including a land purchase. Based on current information and subject to future events and circumstances, capital expenditures are estimated to be approximately $200.0 million for 2024 including the expected spend of $120.0 million on our previously announced Columbus, Ohio facility expansion and replacement of Gallatin, Tennessee facility, with some spend potentially may carrying over to 2025. The remaining $80.0 million in capital expenditures will be primarily focused on purchases of new equipment to support increased productivity and efficiencies, enhancements to our existing facilities to expand our manufacturing footprint in-line with increasing customer needs, as well as investments for adjacencies and key growth initiatives.

Cash used in financing activities of $199.0 million during the year ended December 31, 2023, consisted primarily of $98.7 million in loan principal payments, $50.0 million for the repurchase of the Company’s common stock and $45.2 million used to pay cash dividends. During 2023, we purchased and received approximately 361 thousand shares of the Company’s common stock on the open market at an average price of $138.60 per share, for a total of $50.0 million under a previously announced $100.0 million share repurchase authorization (which expired at the end of 2023).

On October 19, 2023, the Company's Board of Directors (the "Board") authorized the Company to repurchase up to $100.0 million of the Company's common stock, effective January 1, 2024 through December 31, 2024. Further, on January 19, 2024, the Board declared a quarterly cash dividend of $0.27 per share payable on April 25, 2024 to stockholders of record on April 4, 2024, and estimated to be $11.5 million in total.

For the fiscal year ended December 31, 2023, the Company returned $95.2 million to the Company's stockholders, which represents 28.1% of our free cash flow from operations during the same period. Since the beginning of 2021 to the fiscal year ended December 31, 2023, we have returned $283.5 million to stockholders, which represents 36.2% of our free cash flow and over the same period the Company has repurchased over $1.4 million shares of the Company's common stock, which represents approximately 3.2% of the outstanding shares of the Company's common stock.

Cash flows from operating activities years ended December 31, 2022 and 2021 are incorporated by reference to Form 10-K 2022 filing.

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

See “Item 3 — Legal Proceedings” above and “Note 15 — Commitments and Contingencies” to the Company’s consolidated financial statements.

Inflation and Raw Materials

Inflation rates increased during fiscal year 2023, which have negatively affected labor costs and other costs of doing business, and as such may adversely affect our operating profits if we cannot recover the higher costs through price increases. Our main raw material is steel, and as such, increases in steel prices may adversely affect our gross margin if we cannot recover the higher costs through price increases. See “Item 1 — Raw Materials” and “Item 1A — Risk Factors.”

Indemnification

In the normal course of business, to facilitate transactions of services and products, we have agreed to indemnify certain parties with respect to certain matters. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and the Company’s bylaws as permitted by the Company’s certificate of incorporation require the Company to indemnify corporate servants, including our officers and directors, to the fullest extent permitted by law. The Company maintains directors and officers liability insurance coverage to reduce its exposure to such obligations. The Company has not incurred significant obligations under indemnification provisions historically, and does not expect to incur significant obligations in the future. It is not possible to determine the maximum potential amount under these indemnities due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Accordingly, the Company has not recorded any liability for costs related to these indemnities through December 31, 2023.

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

We may manage our exposure to transactional exposures by entering into foreign currency forward contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. In 2022 and 2023, we entered into financial contracts at various times to hedge the risk of fluctuations associated with the Euro and the Chinese Yuan. Refer to “Note 9 — Derivative Instruments” to the Company’s consolidated financial statements.

Foreign currency translation adjustments on our underlying assets and liabilities resulted in an accumulated other comprehensive gain of $19.7 million for the year ended December 31, 2023, due to the effects of the strengthening United States Dollar in relation to almost all other countries. The gain was partially offset by $25.7 million in accumulated other comprehensive losses from foreign currency forward contracts. Refer to “Note 5 — Stockholders Equity” to the Company’s consolidated financial statements.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Amended and Restated Credit Agreement, which bears interest at variable rates. As of December 31, 2023, the outstanding debt under the Amended and Restated Credit Agreement subject to interest rate fluctuations was $485.7 million. The variable interest rates on the Credit Agreement fluctuate and expose us to short-term changes in market interest rates as our interest obligation on this instrument is based on prevailing market interest rates. Interest rates fluctuate as a result of many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

We have entered into an interest rate swap agreement to convert the variable interest rate on our revolver and term loan to fixed interest rates. The objective of the interest rate swap agreement is to eliminate the variability of the interest payment cash flows associated with the variable interest rate outstanding under the borrowings. We designated the interest rate swaps as cash flow hedges. Refer to Note 9, "Derivatives Instruments" to the Company’s consolidated financial statements, for further information on our interest rate swap contracts in effect as of December 31, 2023.

Commodity Price Risk

In the normal course of business, we are exposed to market risk related to our purchase of steel, a significant raw material upon which our manufacturing depends. Steel cost started decreasing at the end of 2022 with prices stabilizing by the end of 2023. While steel is typically available from numerous suppliers, the price of steel is a commodity subject to fluctuations that apply across broad spectrums of the steel market. We do not use any derivative or hedging instruments to manage steel price risk. If the price of steel increases, our variable costs would also increase. While historically we have successfully mitigated these increased costs through the implementation of price increases, in the future we may not be able to successfully mitigate these costs, which could cause our operating margins to decline.

Item 8. Consolidated Financial Statements and Supplementary Data.

SIMPSON MANUFACTURING CO., INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Simpson Manufacturing Co., Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Simpson Manufacturing Co., Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2024 expressed an unqualified opinion.

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

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2015.

San Francisco, California
February 27, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Simpson Manufacturing Co., Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Simpson Manufacturing Co., Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 27, 2024 expressed an unqualified opinion on those financial statements.

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
February 27, 2024

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$429,822	$300,742
Trade accounts receivable, net	283,975	269,124
Inventories	551,575	556,801
Other current assets	47,069	52,583
Total current assets	1,312,441	1,179,250
Property, plant and equipment, net	418,612	361,555
Operating lease right-of-use assets	68,792	57,652
Goodwill	502,550	495,672
Intangible assets, net	365,339	362,917
Other noncurrent assets	36,990	46,925
Total assets	$2,704,724	$2,503,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$107,524	$97,841
Accrued liabilities and other current liabilities	231,233	228,222
Long-term debt, current portion	22,500	22,500
Total current liabilities	361,257	348,563
Long-term debt, net of current portion and issuance costs	458,791	554,539
Operating lease liabilities, net of current portion	55,324	46,882
Deferred income tax	98,170	112,901
Other long-term liabilities	51,436	27,707
Total liabilities	1,024,978	1,090,592
Commitments and contingencies (see Note 15)
Stockholders’ equity
Common stock, par value $0.01; authorized shares, 160,000; issued and outstanding shares, 42,323 and 42,560 at December 31, 2023 and 2022, respectively	426	425
Additional paid-in capital	313,119	298,983
Retained earnings	1,426,554	1,118,030
Treasury stock	(50,363)	—
Accumulated other comprehensive loss	(9,990)	(4,059)
Total stockholders’ equity	1,679,746	1,413,379
Total liabilities and stockholders’ equity	$2,704,724	$2,503,971

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Net sales	$2,213,803	$2,116,087	$1,573,217
Cost of sales	1,170,048	1,174,794	818,187
Gross profit	1,043,755	941,293	755,030
Operating expenses:
Research and development and other engineering	92,167	68,354	59,381
Selling	203,980	169,378	135,004
General and administrative	268,103	228,468	193,176
Total operating expenses	564,250	466,200	387,561
Acquisition and integration related costs	4,632	17,343	—
Net gain on disposal of assets	(276)	(1,317)	(324)
Income from operations	$475,149	$459,067	$367,793
Interest income (expense), net and other financing costs	3,391	(7,594)	(1,386)
Other & foreign exchange loss, net	(1,993)	(3,408)	(7,858)
Income before taxes	476,547	448,065	358,549
Provision for income taxes	122,560	114,070	92,102
Net income	$353,987	$333,995	$266,447
Other comprehensive income
Translation adjustment and other, net of tax	19,690	(20,733)	(7,313)
Unamortized pension adjustments, net of tax	73	2,065	404
Cash flow hedge adjustment, net of tax	(25,694)	32,214	(268)
Comprehensive income	$348,056	$347,541	$259,270
Net income per common share:
Basic	$8.31	$7.78	$6.15
Diluted	$8.26	$7.76	$6.12
Weighted average number of shares of common stock outstanding
Basic	42,598	42,925	43,325
Diluted	42,837	43,047	43,532

The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2021, 2022 and 2023
(In thousands, except per share data)

			Additional Paid-in Capital		Accumulated Other Comprehensive
	Common Stock			Retained Earnings		Treasury Shares
	Shares	Par Value					Total
Balance as of January 1, 2021	43,326	$433	$284,007	$720,441	$(10,428)	$(13,510)	$980,943
Net income	—	—	—	266,447	—	—	266,447
Translation adjustment and other, net of tax	—	—	—	—	(7,313)	—	(7,313)
Pension adjustment, net of tax	—	—	—	—	404	—	404
Cash flow hedges, net of tax	—	—	—	—	(268)	—	(268)
Stock-based compensation expense	—	—	15,029	—	—	—	15,029
Repurchase of common stock	(222)	—	—	—	—	(24,125)	(24,125)
Retirement of common stock	—	(3)	—	(37,632)	—	37,635	—
Cash dividends declared on common stock, $0.98 per share	—	—	—	(42,415)	—	—	(42,415)
Shares issued from release of restricted stock units	106	2	(5,397)	—	—	—	(5,395)
Common stock issued at $93.45 per share	7	—	691	—	—	—	691
Balance as of December 31, 2021	43,217	432	294,330	906,841	(17,605)	—	1,183,998
Net income	—	—	—	333,995	—		333,995
Translation adjustment and other, net of tax	—	—	—	—	(20,733)	—	(20,733)
Pension adjustment, net of tax	—	—	—	—	2,065	—	2,065
Cash flow hedges, net of tax	—	—	—	—	32,214	—	32,214
Stock-based compensation expense	—	—	12,422	—	—	—	12,422
Repurchase of common stock	(811)	—	—	—	—	(78,622)	(78,622)
Retirement of common stock	—	(8)	—	(78,614)	—	78,622	—
Cash dividends declared on common stock, $1.03 per share	—	—	—	(44,192)	—	—	(44,192)
Shares issued from release of restricted stock units	138	1	(9,553)	—	—	—	(9,552)
Common stock issued at $110.13 per share	16	—	1,784	—	—	—	1,784
Balance as of December 31, 2022	42,560	425	298,983	1,118,030	(4,059)	—	1,413,379
Net income	—	—	—	353,987	—		353,987
Translation adjustment and other, net of tax	—	—	—	—	19,690	—	19,690
Pension adjustment, net of tax	—	—	—	—	73	—	73
Cash flow hedges, net of tax	—	—	—	—	(25,694)	—	(25,694)
Stock-based compensation expense	—	—	19,627	—	—	—	19,627
Repurchase of common stock including excise tax	(361)	—	—	—	—	(50,363)	(50,363)
Cash dividends declared on common stock, $1.07 per share	—	—	—	(45,463)	—	—	(45,463)
Shares issued from release of restricted stock units	114	1	(7,431)	—	—	—	(7,430)
Common stock issued at $197.98 per share	10	—	1,940	—	—	—	1,940
Balance at December 31, 2023	42,323	$426	$313,119	$1,426,554	$(9,990)	$(50,363)	$1,679,746
The accompanying notes are an integral part of these consolidated financial statements

Simpson Manufacturing Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$353,987	$333,995	$266,447
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets and other	(558)	(1,317)	(160)
Depreciation and amortization	74,707	60,890	42,477
Noncash lease expense	14,205	11,327	9,562
Inventory step-up expense	—	13,572	—
Loss (income) in equity method investment, before tax	281	(914)	2,276
Deferred income taxes	(7,541)	(13,156)	(915)
Noncash compensation related to stock plans	23,859	14,980	17,715
Provision for doubtful accounts	730	1,146	393
Deferred hedge gain	(3,860)	(2,690)	—
Changes in operating assets and liabilities, (net of amounts acquired from ETANCO see Note 3)
Trade accounts receivable	(13,051)	19,763	(67,993)
Inventories	15,656	(28,421)	(164,202)
Other current assets	734	(6,107)	(1,951)
Trade accounts payable	(3,066)	(4,016)	10,235
Accrued liabilities and other current liabilities	(2,806)	20,394	50,548
Other noncurrent assets and liabilities	(26,255)	(19,625)	(13,137)
Net cash provided by operating activities	427,022	399,821	151,295
Cash flows from investing activities
Capital expenditures	(88,824)	(62,362)	(43,738)
Acquisitions, net of cash acquired	(23,353)	(805,904)	(218)
Purchases of intangible assets	—	(4,861)	(5,856)
Purchases of equity investments	(1,361)	(3,178)	(9,829)
Termination forward contracts	—	3,535	—
Proceeds from sale of property and equipment	1,743	2,526	836
Proceeds from sale of a business	8,544	—	—
Net cash used in investing activities	(103,251)	(870,244)	(58,805)
Cash flows from financing activities
Proceeds from lines of credit	2,276	717,268	16,752
Repayments of line of credit	(98,679)	(134,120)	(16,408)
Termination of cash flow hedge	—	21,252	—
Debt issuance costs	—	(6,804)	(819)
Repurchase of common stock	(50,000)	(78,622)	(24,125)
Dividends paid	(45,201)	(43,895)	(41,619)
Cash paid on behalf of employees for shares withheld	(7,430)	(9,553)	(5,397)
Net cash provided by (used in) financing activities	(199,034)	465,526	(71,616)
Effect of exchange rate changes on cash	4,343	4,484	5,642
Net increase (decrease) in cash and cash equivalents	129,080	(413)	26,516
Cash and cash equivalents at beginning of year	300,742	301,155	274,639
Cash and cash equivalents at end of year	$429,822	$300,742	$301,155

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
Interest	$16,439	$17,028	$1,597
Income taxes	123,400	113,208	83,662
Noncash activity during the year for
Noncash capital expenditures	$11,139	$1,671	$99
Contingent consideration for acquisitions	1,189	6,500	—
Issuance of Company’s common stock for compensation	1,940	960	691
Dividends declared but not paid	11,518	11,223	10,806

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Simpson Manufacturing Co., Inc. and its subsidiaries. Investments in 50% or less owned entities are accounted for using either cost or the equity method. All significant intercompany transactions have been eliminated. Certain amounts in the Consolidated Balance Sheets of prior year's have been reclassified to conform to the fiscal 2023 presentation. These reclassifications had no impact on the Company's Total Assets, Total Stockholders' Equity, Net sales or Net income in its Consolidated Financial Statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation under GAAP.

Cash Equivalents

The Company classifies investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. As of December 31, 2023, and 2022, the value of these investments was $163.6 million and $125.1 million, respectively, consisting of money market funds. The value of the investments is based on cost, which approximates fair value based on Level 1 inputs.

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

The changes in the allowance for doubtful accounts receivable for the year ended December 31, 2023 are outlined in the table below:

	Balance as of			Balance as of
(in thousands)	December 31, 2022	Expense (Deductions), net	Write-Offs[1]	December 31, 2023

Allowance for Doubtful Accounts	$3,240	$730	$88	$3,882

1Amount is net of recoveries and the effect of foreign currency fluctuations for the year ended December 31, 2023

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, short-term investments in money market funds and trade accounts receivable. The Company maintains its cash on demand deposit and in money market accounts held in 35 banks, and at times these cash and investments may be in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). However, we have not experienced any losses on these accounts.

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

The Company applies net realizable value when making estimates for obsolescence to the gross value of inventory. Estimated net realizable value is based on estimated selling price less further costs expected to be incurred through completion and disposal. The Company impairs slow-moving products by comparing inventories on hand to projected demand. If the on-hand supply of a product exceeds projected demand or if the Company believes the product is no longer marketable, the product is considered obsolete inventory. The Company revalues obsolete inventory to its net realizable value and has consistently applied this methodology. When impairments are established, a new cost basis for the inventory is created. An unexpected change in market demand, building codes or buyer preferences could reduce the rate of inventory turnover and require the recognition of more obsolete inventory.

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

Equity Investments

The Company accounts for investments and ownership interests under the equity method accounting when it has the ability to exercise significant influence but does not have a controlling financial interest. The Company records its interest in the net earnings of its equity method investees, along with adjustments for unrealized profits or losses within earnings or loss from equity interests in the consolidated statement of operations. The investment is reviewed for impairment whenever factors indicate the carrying amount might not be recoverable and the decrease in value, if any, is recognized in the period the impairment occurs in the consolidated statement of operations.

Fair Value of Financial Instruments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified under a three-tier fair valuation hierarchy based on the observability of the inputs available in the market: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The carrying amounts of trade accounts receivable, accounts payable, accrued liabilities and other current liabilities approximate fair value due to the short-term nature of these instruments. The fair values of the interest rate and foreign currency contracts are classified as Level 2 within the fair value hierarchy. The fair values of the Company’s contingent consideration related to acquisitions is classified as Level 3 within the fair value hierarchy, as these amounts are based on unobserved inputs such as management estimates and entity-specific assumptions and are evaluated on an ongoing basis.

The following tables summarize the financial assets and financial liabilities measured at fair value for the Company as of December 31, 2023 and 2022:

	2023			2022
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents (1)	$163,558	$—	$—	$125,052	$—	$—
Term loan due 2027 (2)	—	410,625	—	—	433,125
Revolver due 2027 (2)	—	75,038	—	—	150,038
Derivative instruments - assets (3)	—	21,835	—	—	43,885	—
Derivative instruments - liabilities (3)	—	30,111	—	—	8,026	—
Contingent considerations	—	—	6,600	—	—	6,500

(1) The carrying amounts of cash equivalents, representing government and other money market funds traded in an active market with relatively short maturities, are reported on the consolidated balance sheet as of December 31, 2023 and 2022 as a component of "Cash and cash equivalents".
(2) The carrying amounts of our term loan and revolver approximate fair value as of December 31, 2023 and 2022 based upon their terms and conditions as disclosed in Note 14 in comparison to debt instruments with similar terms and conditions available on the same date.
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

During the year ended December 31, 2023, the Company completed the purchase of certain intangible assets and completed a business acquisition that were not material to the Company's consolidated financial statements, individually and in aggregate. Accordingly, pro forma historical results of operations related to these business acquisitions during the year ended December 31, 2023 have not been presented. The Company has included the financial results of these business acquisitions in its consolidated financial statements from their respective dates of acquisition.

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

The Company presents taxes collected and remitted to governmental authorities on a net basis in the consolidated statements of operations. Additionally, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer (e.g., sales, use, value added, and some excise taxes) are excluded from revenue.

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

Product and Software Research and Development Costs

Product research and development costs, which are included in operating expenses and are charged against income as incurred, were $24.8 million, $15.7 million and $12.3 million in 2023, 2022 and 2021, respectively. Product research and development expenses include all related personnel costs including salary, benefits, retirement, stock-based compensation costs, as well as computer and software costs, professional fees, supplies, tools and maintenance costs. In 2023, 2022 and 2021, the Company incurred software development expenses related to its ongoing expansion into the plated truss and Cold Form Steel markets as well as ongoing development of Building Information Modeling ("BIM") applications that serve multiple end markets, and some of the software development costs were capitalized. See "Note 10 — Property, Plant and Equipment." The Company amortizes acquired patents over their remaining lives and performs periodic reviews for impairment. The cost of internally developed patents is expensed as incurred.

Selling Costs

Selling costs include expenses associated with selling, merchandising and marketing the Company’s products. Major components of these expenses are personnel, sales commissions, facility costs such as rent, depreciation and utilities, professional services, information technology costs, sales promotion, advertising, literature and trade shows.

Advertising Costs

Advertising costs are included in selling expenses and were $12.3 million, $12.6 million and $8.4 million in 2023, 2022, and 2021, respectively.

General and Administrative Costs

General and administrative costs include personnel, information technology related costs, facility costs such as rent, depreciation and utilities, professional services, amortization of intangibles and bad debt charges.

Accounting for Leases

The Company has operating leases for certain facilities, equipment, autos and data centers. As an accounting policy for short-term leases, the Company elected to not recognize a right-of-use asset ("ROU asset") and liability if, at the commencement date, the lease (1) has a term of 12 months or less and (2) does not include renewal and purchase options that the Company is reasonably certain to exercise. Monthly payments on short-term leases are recognized on a straight-line basis over the full lease term.

Accounting for Stock-Based Compensation

The Company recognizes stock-based compensation expense related to the estimated fair value of restricted stock awards on a straight-line basis, net of estimated forfeitures, over the requisite service period of the awards, which is generally the vesting term of three or four years. Stock-based compensation related to performance share grants are measured based on grant date fair value and expensed on a graded basis over the service period of the awards, which is generally a performance period of three years. The performance conditions are based on the Company's achievement of revenue growth and return on invested capital over the performance period and are evaluated for the probability of vesting at the end of each reporting period with changes in expected results cumulatively recognized as an adjustment to expense. The assumptions used to calculate the fair value of restricted stock grants are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

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

Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 requiring enhanced segment disclosures. The ASU requires disclosure of significant segment expenses regularly provided to the chief operating decision maker ("CODM") included within segment operating profit or loss. Additionally, the

ASU requires a description of how the CODM utilizes segment operating profit or loss to assess segment performance. The requirements of the ASU are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company's annual reporting requirements will be effective for fiscal 2024 and interim reporting requirements will be effective beginning with the first quarter of fiscal 2025. Early adoption is permitted and retrospective application is required for all periods presented. The Company is in the process of analyzing the impact of the ASU on related disclosures.

In December 2023, the FASB issued ASU 2023-09 requiring enhanced income tax disclosures. The ASU requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is in the process of analyzing the impact of the ASU on related disclosures.

The Company does not believe any other new accounting pronouncements issued by the FASB that have not become effective will have a material impact on its consolidated financial statements.

2.Revenue from Contracts with Customers

Disaggregated revenue

The Company disaggregates net sales into the following major product groups as described in its segment information included in these financial statements under Note 19.

Wood Construction Products Revenue. Wood construction products represented approximately 85%, 87%, and 87% of total net sales in the years ended December 31, 2023, 2022, and 2021 respectively.

Concrete Construction Products Revenue. Concrete construction products represented approximately 15%, 13%, and 13% of total net sales in the years ended December 31, 2023, 2022 and 2021, respectively.

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

Other revenue. Service sales, representing after-market repair and maintenance, engineering activities and software license sales and services were less than 0.5% of net sales for 2023, 2022 and 2021 and recognized as the services are completed or by transferring control over a product to a customer at a point in time. Services may be sold separately or in bundled packages. The typical contract length for services is generally less than one year. For bundled packages, the Company accounts for individual services separately when they are distinct within the context of the contract. A distinct service is separately identifiable from other items in the bundled package if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate services in a bundle based on their stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the services.

Reconciliation of contract balances

Contract assets are the right to receive consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities are recorded for any services billed to customers and not yet recognizable if the contract period has commenced or for the amount collected from customers in advance of the contract period commencing. As of December 31, 2023 and 2022, the Company had no material contract assets or contract liabilities from contracts with customers.

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

Principal versus Agent. The Company considered the principal versus agent guidance of the revenue recognition standard and concluded that the Company is the principal in a third-party transaction. The Company manufactures its products and has control over the transfer of its products to Dealer Distributors, Contract Distributors, and end customers.

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

Trade accounts receivable, net

The gross amount of trade receivables acquired was approximately $67.4 million, of which $66.0 million was collected, in excess of the original collectible estimate of $63.6 million.

Inventory

Acquired inventory primarily consists of raw materials and finished goods consisting of building and construction materials products. The Company adjusted acquired finished goods higher by $13.6 million to estimated fair value based on expected selling prices less a reasonable amount for selling efforts. The fair value adjustment was fully recognized as a component of cost of sales over the inventory’s estimated turnover period during the nine months ended December 31, 2022. There were no such adjustments during the twelve months ended December 31, 2023.

Property and equipment, net

Acquired property and equipment includes land of $16.1 million, buildings and site improvements of $32.5 million, and machinery, equipment, and software of $41.1 million. The estimated fair value of property and equipment was determined primarily using market and/or cost approach methodologies. The acquired fair value for buildings and site improvements will depreciate on a straight-line basis over the estimated useful lives of the assets for a period of up to sixteen years, and machinery, equipment and software will depreciate on an accelerated basis over an estimated useful life of three to ten years.

Goodwill

The excess of purchase price over the net assets acquired is recognized as goodwill and relates to the value that is expected from the acquired assembled workforce as well as the increased scale and synergies resulting from the integration of both businesses. The goodwill recognized from the Acquisition is not deductible for local income tax purposes. Goodwill was allocated to components within ETANCO.

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

Acquisition and integration related costs

During the year ended December 31, 2022, the Company incurred acquisition and integration related expenses of $17.3 million. These costs were included in the Company's income from operations.

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

The unaudited pro forma results above includes the following non-recurring charges to net income:

1) Acquisition and integration related costs of $17.3 million which were incurred during the twelve months ended December 31, 2022, were adjusted as if such costs were incurred during the twelve months ended December 31, 2021.

2) The $13.6 million fair value adjustment for inventory recognized during the twelve months ended December 31, 2022, was adjusted as if incurred during the twelve months ended December 31, 2021.

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

4. Net Income per Share
The following shows a reconciliation of basic earnings per share (“EPS”) to diluted EPS:

	For the Year Ended December 31,
(in thousands, except per-share amounts)	2023	2022	2021
Net income available to common stockholders	$353,987	$333,995	$266,447

Basic weighted average shares outstanding	42,598	42,925	43,325
Dilutive effect of potential common stock equivalents	239	122	207
Diluted weighted average shares outstanding	42,837	43,047	43,532
Net earnings per share:
Basic	$8.31	$7.78	$6.15
Diluted	$8.26	$7.76	$6.12

5. Stockholders' Equity

Stock Repurchases

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. This legislation introduces a 1% excise tax on stock repurchases, net of shares issued under compensation programs, among its key tax provisions. The IRA is effective for years beginning after December 31, 2022.

For the fiscal year ended December 31, 2023, the Company repurchased approximately 361 thousand shares of the Company’s common stock in the open market at an average price of $138.60 per share, for a total of $50.0 million under the previously announced $100.0 million share repurchase authorization (which expired at the end of 2023). As of December 31, 2023, the Company accrued $0.4M for the excise tax, which is included as a cost of treasury stock; however, this is not reflected in the share repurchase amounts above.

Comprehensive Income or Loss

The following shows the components of accumulated other comprehensive income or loss as of December 31, 2023, 2022, and 2021 respectively:

	Foreign Currency Translation	Pension Benefit	Cash Flow Hedge	Forward Foreign Currency	Total
(in thousands)
Balance as of January 1, 2021	$(7,908)	$(2,910)	$—	$390	$(10,428)
Other comprehensive gain/(loss) net of tax benefit (expense) of $0, ($52), $0 and ($68), respectively	(7,313)	404	—	204	(6,705)
Amounts reclassified from accumulative other comprehensive income, net of $0 tax	—	—	—	(472)	(472)
Balance as of December 31, 2021	(15,221)	(2,506)	—	122	(17,605)
Other comprehensive gain/(loss) net of tax benefit (expense) of $0, ($133), ($10,264) and ($951), respectively.	(20,942)	2,065	42,740	11,898	35,761
Amounts reclassified from accumulative other comprehensive income, net of $0 tax	209	—	(18,987)	(3,437)	(22,215)
Balance at December 31, 2022	(35,954)	(441)	23,753	8,583	(4,059)
Other comprehensive gain/(loss), net of tax benefit (expense) of $0, ($1), $6,254 and $2,711, respectively.	19,690	73	(3,815)	(8,785)	7,163
Amounts reclassified from accumulative other comprehensive income, net of $0 tax	—	—	(8,187)	(4,907)	(13,094)
Balance at December 31, 2023	$(16,264)	$(368)	$11,751	$(5,109)	$(9,990)

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

The following table shows the Company’s stock-based compensation activity:

	Fiscal Years Ended December 31,
(in thousands)	2023	2022	2021
Stock-based compensation expense recognized	$19,726	$12,503	$15,036
Tax benefit of stock-based compensation expense in provision for income taxes	4,808	3,133	3,787
Stock-based compensation expense, net of tax	$14,918	$9,370	$11,249

The Company allocates stock-based compensation expense amongst cost of sales, research and development and other engineering expense, selling expense, or general and administrative expense based on the job functions performed by the employees to whom the stock-based compensation is awarded. Stock-based compensation capitalized in inventory was immaterial for all periods presented.

The following table summarizes the Company’s unvested restricted stock unit activity for the year ended December 31, 2023:

	Shares (in thousands)	Weighted- Average Exercise Price	Aggregate Intrinsic Value * (in thousands)
Unvested Restricted Stock Units (RSUs)
Outstanding as of January 1, 2023	302	$102.10	$26,745
Awarded	284	99.35
Vested	(180)	90.39
Forfeited	(28)	107.67
Outstanding as of December 31, 2023	378	102.87	74,850
Outstanding and expected to vest at December 31, 2023	421	$102.04	83,350

* The intrinsic value for outstanding and expected to vest is calculated using the closing price per share of $197.98, as reported by the New York Stock Exchange on December 31, 2023.

During the year ended December 31, 2023, the Company granted 274 thousand RSUs and PSUs to the Company’s employees, including officers at an estimated weighted average fair value of $99.35 per share, based on the closing price (adjusted for certain market factors primarily the present value of dividends) of the Company’s common stock on the grant date. The RSUs and PSUs granted to the Company’s employees may be time-based, performance-based or time- and performance-based. Certain of the PSUs are granted to officers and key employees, where the number of performance-based awards to be issued is based on the achievement of certain Company performance criteria established in the award agreement over a cumulative three years period. These awards cliff vest after three years. In addition, these same officers and key employees also receive time-based RSUs, which vest pursuant to a three-year graded vesting schedule. Time- and performance-based RSUs granted to the Company’s employees excluding officers and certain key employees, vest ratably over the four-year life of the award and through 2020, required the underlying shares of the Company's common stock to be subject to a performance-based adjustment during the first year and starting in 2021, were time-based awards which vest ratable over the four-year life of the award.

The Company’s nine non-employee directors are entitled to receive approximately $1.1 million in equity compensation annually. The number of shares ultimately granted is based on the average closing share price for the Company over the 60 days period prior to approval of the award in the second quarter of each year. In April and June 2023, the Company granted 10 thousand shares of the Company's common stock to the non-employee directors, based on the average closing price of $122.50 per share and recognized total expense of $1.2 million.

The total intrinsic value of RSUs and PSUs vested during the years ended December 31, 2023, 2022 and 2021 was $20.3 million, $25.6 million and $15.7 million, respectively, based on the market value on the vest date.

As of December 31, 2023, the Company’s aggregate unamortized stock compensation expense was approximately $22.6 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

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

The Company awarded shares for service through 2023, 2022, and 2021 as shown below:

	December 31,
	2023	2022	2021
Shares issued	9,800	9,300	6,900
Shares settled with cash (foreign employees)	4,900	7,400	6,500
Total awards	14,700	16,700	13,400

As a result, we recorded pre-tax compensation charges of $1.9 million, $1.5 million, and $1.7 million for years ended December 31, 2023, 2022, and 2021, respectively. These charges include cash bonuses to compensate employees for income taxes payable as a result of the stock bonuses.

7.    Trade Accounts Receivable, net

Trade accounts receivable consisted of the following:

	As of December 31,
(in thousands)	2023	2022
Trade accounts receivable	$292,360	$276,229
Allowance for doubtful accounts	(3,881)	(3,240)
Allowance for sales discounts	(4,504)	(3,865)
	$283,975	$269,124

8. Inventories

The components of inventories are as follows:

	As of December 31,
(in thousands)	2023	2022
Raw materials	$167,177	$187,149
In-process products	57,432	55,171
Finished products	326,966	314,481
	$551,575	$556,801

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

The Company produces certain of its concrete products from a wholly owned subsidiary in China, and as a result is exposed to variability in cash outflows associated with changes in the foreign exchange rate between the U.S. Dollar and the Chinese Yuan (CNY). In November 2022, the Company entered into a series of foreign currency derivative contracts that matured monthly between January 2023 and December 2023. These forward contracts are accounted for as cash flow hedges under the accounting standards, and fair value is included in other current assets or other current liabilities, as applicable, in the consolidated balance sheet. Net deferred gains and losses on these contracts relating to changes in fair value are included in accumulated other OCI and are reclassified into cost of sales in the consolidated statements of operations in the which the hedged items are recorded in the same period the hedged item affects earnings. There were no amounts recognized for gains or losses on these contracts during the year ended December 31, 2022 and $0.2 million in losses recorded on these contracts during the year ending December 31, 2023. The amounts deferred in OCI are expected to be recognized as a component of cost of sales in the consolidated statements of operations during 2024.

Beginning in March 2022, the Company entered into a forward foreign currency contract expiring in March 2029 to hedge its exposure to adverse foreign currency exchange rate movements for its operations in Europe and elected the spot method for designating this contract as a net investment hedge with the net interest income from forward points excluded and amortized to interest expense. During May 2022, the Company settled the March 2022 forward foreign currency contract for $3.9 million in cash, which included $0.4 million in recognized forward points, terminated the hedge accounting treatment and simultaneously entered into a new forward foreign currency contract expiring in March 2029 with the same notional amount at a new forward rate. The Company also elected the spot method for designating the May 2022 contract as a net investment hedge. The $3.5 million gain recognized on the March 2022 contract from recognized forward points is deferred in OCI and will remain in OCI until either the sale or substantially complete liquidation of the hedged subsidiaries.

Beginning in March 2022, the Company also converted a Euro-denominated ("EUR"), fixed rate obligation into a U.S. Dollar fixed rate obligation using a receive fixed, pay fixed cross currency swap, which was designated as a cash flow hedge. During May 2022, the Company settled the March 2022 cross currency swap for $22.4 million in cash, which was comprised of $21.3 million gain on the swap excluding accrued interest and $1.1 million of net interest income accrued according to the terms of the swap. The Company terminated the hedge accounting treatment and simultaneously entered into a new cross currency swap expiring in March 2029 with a lower notional amount for the US dollar denominated leg at a new US dollar interest rate. An amount of $28.3 million was reclassified out of OCI into earnings to offset the currency loss on the underlying security being hedged resulting in a net $7.0 million hedge accounting balance reserved within OCI, which is being amortized to interest expense in the consolidated statements of operations through the termination of the underlying hedged intercompany debt in March 2029.

In addition, the Company converted its domestic U.S. variable rate debt to fixed rate debt using a receive variable, pay fixed interest rate swap expiring March 2027. The interest rate swap contract is also designated as a cash flow hedge.

As of December 31, 2023, the aggregate notional amount of the Company's outstanding interest rate contracts, cross currency swap contracts and EUR forward contracts were $410.6 million, $430.5 million, and $321.7 million, respectively. As of December 31, 2022, there were no outstanding forward contracts on its Chinese Yuan denominated purchases.

Changes in fair value of any forward contracts that are determined to be ineffective are immediately reclassified from OCI into earnings. There were no amounts recognized due to ineffectiveness during the twelve months ended December 31, 2023.

The effects of fair value and cash flow hedge accounting on the consolidated statements of operations for the periods ended December 31, were as follows:

	2023			2022
(in thousands)	Cost of sales	Interest expense, net	Other & foreign exchange loss, net	Cost of sales	Interest expense, net	Other & foreign exchange loss, net
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$1,170,048	$3,391	$(1,993)	$1,174,794	$(7,594)	$(3,408)
The effects of fair value and cash flow hedging
Gain or (loss) on cash flow hedging relationships
Interest contracts:
Amount of gain or (loss) reclassified from OCI to earnings	—	15,722	—	—	(1,012)	—
Cross currency swap contract
Amount of gain or (loss) reclassified from OCI to earnings	—	5,170	(12,704)	—	5,650	14,349
Forward contract
Amount of gain or (loss) reclassified from OCI to earnings	(155)	—	—	122	—	—

The effects of derivative instruments on the consolidated statements of operations for the twelve months ended December 31, 2023 and December 31, 2022 were as follows:

Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from OCI into Earnings	Gain (Loss) Reclassified from OCI into Earnings
	2023	2022		2023	2022
Interest rate contracts	$4,668	$26,830	Interest expense	$15,722	$(1,012)
Cross currency contracts	(14,737)	26,174	Interest expense	5,170	5,650
Forward contracts	(124)	231	FX gain (loss)	(12,704)	14,349
			Cost of goods sold	(155)	—
Total	$(10,193)	$53,235		$8,033	$18,987

For the twelve months ended December 31, 2023 and December 31, 2022, gains on the net investment hedge of $11.4 million and $13.0 million, respectively, were included in OCI. For the twelve months ended December 31, 2023 and December 31, 2022, deferred gains from the forward points of $5.1 million and $3.3 million, were reclassified from OCI to interest expense.

As of December 31, 2023, the aggregate fair values of the Company’s derivative instruments on the Consolidated Balance Sheet were comprised of an asset of $21.9 million, of which $14.5 million is included in other current assets, and the balance of $7.4 million as other non-current assets, and of a noncurrent liability of $30.1 million included as deferred income tax and other long-term liabilities.

As of December 31, 2022, the aggregate fair values of the Company’s derivative instruments on the Consolidated Balance Sheet were comprised of an asset of $43.9 million, of which $20.4 million is included in other current assets, and the balance of

$23.5 million as other non-current assets, and of a noncurrent liability of $8.0 million included as deferred income tax and other long-term liabilities.

As of December 31, 2023, the Company expects it will reclassify net gains of approximately $15.7 million, currently recorded in Accumulated Other Comprehensive Income (AOCI), into interest expense in earnings within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

10. Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2023	2022
Land	$62,587	$50,025
Buildings and site improvements	246,021	233,123
Leasehold improvements	7,782	6,367
Machinery and equipment	516,017	472,907
	832,407	762,422
Less accumulated depreciation and amortization	(474,974)	(432,392)
	357,433	330,030
Capital projects in progress	61,179	31,525
	$418,612	$361,555

Property, plant and equipment as of December 31, 2023, and 2022, includes fully depreciated assets with an original cost of $352.5 million and $253.5 million, respectively, which are still in use. The Company capitalizes certain development costs associated with internal use software, including the direct costs of services provided by third-party consultants and payroll for internal employees, both of which are performing development and implementation activities on a software project. As of December 31, 2023, and 2022, the Company had capitalized software development costs net of accumulated amortization of $33.8 million and $33.3 million, respectively, included in machinery and equipment and as of December 31, 2023, and 2022, $9.7 million and $7.0 million, respectively, was included in capital projects in progress.

Depreciation expense, including depreciation of equipment and amortization of internally developed and acquired software, was $51.2 million, $43.4 million, and $36.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

11. Goodwill and Intangible Assets

Goodwill

The annual changes in the carrying amount of goodwill, by segment, as of December 31, 2022 and 2023, were as follows, respectively:

(in thousands)	North America		Europe		Asia Pacific	Total
Balance as of January 1, 2022	$96,307		$36,331		$1,384	$134,022
Goodwill acquired	7,444		365,591		—	373,035
Foreign exchange	(179)		(11,123)		(83)	(11,385)
Balance as of December 31, 2022	103,572		390,799		1,301	495,672
Goodwill acquired	(2,077)	[3]	1,497		—	(580)
Goodwill disposed	—		(5,678)	[4]	—	(5,678)
Foreign exchange	63		13,075		(2)	13,136
Balance as of December 31, 2023	$101,558		$399,693		$1,299	$502,550

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

During fiscal year 2023, we re-evaluated our European reporting units after a full year of operations from our acquisition of ETANCO as it has become further integrated into our other European operations resulting in changes to the management, product distribution, and operations structure of our European operations. As a result of this re-evaluation, all European reporting units were consolidated for reporting purposes into one overall Europe reporting unit. A qualitative assessment was performed immediately preceding the reporting unit change and determined that it was not more likely than not that any impairment existed prior to the reporting unit change. For the Company’s remaining reporting units, the reporting unit level is generally one level below the operating segment, which is at the country level, except for the United States and Australia.

The Company determined that the U.S. reporting unit includes four components: Northwest United States, Southwest United States, Northeast United States and Southeast United States. The Australia reporting unit includes two components: Australia and New Zealand. For each of these reporting units, the Company aggregated the components because management concluded that they are economically similar, and that the goodwill is recoverable from these components working in concert.

In 2023, the Company applied the ("Step 1") approach where the Company compares the fair value of the reporting unit to its carrying value. The fair value calculation uses both the income approach (discounted cash flow method) and the market approach, equally weighted. If the Company determines that the carrying value of the net assets assigned to the reporting unit, including goodwill, exceeds the fair value of the reporting unit, no further action is taken. If the Company determines that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company will record an impairment charge equal to the difference between the implied fair value of the goodwill and the carrying value.

In 2022, we completed our annual impairment assessment by performing a qualitative assessment. For this qualitative assessment, we assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units. Based on the qualitative assessment performed, the Company concluded that there was no evidence of events or circumstances that would indicate a material change from the Company’s prior year quantitative assessment by reporting unit and therefore, it was more likely than not that the estimated fair value of reporting units exceeded their respective carrying values.

The 2023 and 2022 annual testing of goodwill for impairment did not result in impairment charges. "See Item 7 - Critical Accounting Policies and Estimates - Goodwill and Other Intangible Assets".
Amortizable Intangible Assets
3 During the year ended December 31, 2023, the Company finalized an acquisition of a business that resulted in $2.1 million decrease in goodwill with $0.9 million reclassified to intangible asset and a corresponding decrease of $1.2 million in a contingent consideration liability. The final amounts are measurement period adjustments for conditions that existed at the acquisition date.
4 During the year ended December 31, 2023, the Company finalized a sale of a business that did not result in material gain or loss.

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
The total gross carrying amount and accumulated amortization of definite-lived intangible assets as of December 31, 2023, was $452.9 million and $87.5 million, respectively. The aggregate amount of amortization expense of intangible assets for the years ended December 31, 2023, 2022 and 2021 was $23.5 million, $17.4 million and $6.4 million, respectively. The weighted-average remaining amortization period for all amortizable intangibles on a combined basis is 11.0 years as of December 31, 2023.

The annual changes in the carrying amounts of patents, unpatented technologies, customer relationships and non-compete agreements and other intangible assets subject to amortization for the years ended December 31, 2023 and 2022 were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents
Balance as of January 1, 2022	$10,773	$(1,362)	$9,411
Purchases	13,775	(670)	13,105
Amortization	—	(771)	(771)
Foreign exchange	(376)	—	(376)
Balance as of December 31, 2022	24,172	(2,803)	21,369
Purchases	13,996	—	13,996
Amortization	—	(2,051)	(2,051)
Foreign exchange	430	—	430
Balance as of December 31, 2023	$38,598	$(4,854)	$33,744

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unpatented Technology
Balance as of January 1, 2022	$22,403	$(18,666)	$3,737
Amortization	—	(793)	(793)
Reclassifications	(49)	—	(49)
Foreign exchange	56	—	56
Balance as of December 31, 2022	22,410	(19,459)	2,951
Amortization	—	(820)	(820)
Foreign exchange	98	—	98
Balance as of December 31, 2023	$22,508	$(20,279)	$2,229

(in thousands)	Gross Carrying Amount		Accumulated Amortization	Net Carrying Amount
Non-Compete Agreements, Trademarks and Other

Balance as of January 1, 2022	$21,434		$(10,355)	$11,079
Purchases	6,880		(5)	6,875
Amortization	—		(2,572)	(2,572)
Foreign exchange	(162)		—	(162)
Reclassifications	149		—	149
Balance as of December 31, 2022	28,301		(12,932)	15,369
Assets acquisitions, net of cash acquired	(380)	[5]	—	(380)
Amortization	—		(2,813)	(2,813)
Foreign exchange	226		—	226
Balance as of December 31, 2023	$28,147		$(15,745)	$12,402

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships
Balance as of January 1, 2022	$17,789	$(16,361)	$1,428
Purchases	249,767	(12,223)	237,544
Amortization	—	(386)	(386)
Reclassifications	(151)	—	(151)
Foreign exchange	(6,946)	—	(6,946)
Removal of fully amortized assets	—	—	—
Balance as of December 31, 2022	260,459	(28,970)	231,489
Purchases	1,300	—	1,300
Amortization	—	(17,429)	(17,429)
Foreign exchange	7,407	—	7,407
Balance as of December 31, 2023	$269,166	$(46,399)	$222,767

As of December 31, 2023, estimated future amortization of intangible assets was as follows:

(in thousands)

2024	$22,374
2025	22,093
2026	21,981
2027	21,784
2028	21,641
Thereafter	161,269
Total	$271,142

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets totaled $94.2 million as of December 31, 2023, including $96.3 million, net of an unfavorable foreign exchange impact of $2.5 million, attributable to trade names acquired in the ETANCO acquisition.

5 During the year ended December 31, 2023, the Company finalized an acquisition of a business that resulted in a $0.4 million decrease in the intangible with an offset of $1.3 million to customer relationships. The final amounts are measurement period adjustments for conditions that existed at the acquisition date.

Definite-lived and indefinite-lived assets, net, by segment as of December 31, 2023, and 2022 were as follows:

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Total Intangible Assets
North America	$53,498	$(29,782)	$23,716
Europe	373,538	(34,337)	339,201
Total	$427,036	$(64,119)	$362,917

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Total Intangible Assets
North America	$64,190	$(33,740)	$30,450
Europe	384,432	(53,493)	330,939
Asia/Pacific	4,240	(290)	3,950
Total	$452,862	$(87,523)	$365,339

12.    Leases

The Company has operating leases for certain facilities, equipment and automobiles. The existing operating leases expire at various dates through 2036, some of which include options to extend the leases for up to five years. The Company measured the lease liability at the present value of the lease payments to be made over the lease term. The lease payments are discounted using the Company's incremental borrowing rate. The Company measured the right-of-use ("ROU") assets at the amount at which the lease liability is recognized plus initial direct costs incurred or prepayment amounts. The ROU assets are amortized on a straight-line basis over the lease term.

The following table provides a summary of leases included on the consolidated balance sheets as of December 31, 2023, and 2022, and consolidated statements of operations, and consolidated statements of cash flows for the years ended December 31, 2023 and 2022:

	Consolidated Balance Sheets Line Item	As of December 31,
		2023	2022
(in thousands)
Operating leases
Assets
Operating leases	Operating lease right-of-use assets	$68,792	$57,652
Liabilities
Operating-current	Accrued expenses and other current liabilities	$14,954	$11,544
Operating-noncurrent	Operating lease liabilities	55,324	46,882
Total operating lease liabilities		$70,278	$58,426

The components of lease expense were as follows:

	Consolidated Statements of Operations Line Item	Years Ended December 31,
(in thousands)		2023	2022
Operating lease cost	General administrative expenses and cost of sales	$16,936	$13,794

Other information

Supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$15,859	$13,355
Operating right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$23,074	$19,587
The following is a schedule, by years, of maturities for lease liabilities as of December 31, 2023:

(in thousands)	Operating Leases
2024	$17,676
2025	16,167
2026	13,174
2027	10,059
2028	9,443
Thereafter	14,032
Total lease payments	80,552
Less: Present value discount	(10,274)
Total lease liabilities	$70,278

The following table summarizes the Company’s lease terms and discount rates as of December 31, 2023:

	Years Ended December 31,
	2023	2022
Weighted-average remaining lease terms (in years):
Operating leases	5.49	6.10
Weighted-average discount rate:
Operating leases	4.9%	4.7%

13. Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consisted of the following:

	As of December 31,
(in thousands)	2023	2022
Labor related liabilities	$43,603	$63,451
Sales incentives & advertising allowances	85,635	69,029
Accrued cash profit sharing and commissions	26,293	22,816
Sales tax payable and other	31,352	35,564
Dividends payable	11,432	11,170
Accrued profit sharing trust contributions	17,964	14,648
Operating lease - current portion	14,954	11,544
	$231,233	$228,222

14. Debt

On March 30, 2022, the Company entered into the Amended and Restated Credit Facility, which amends and restates the Company's previous Credit Agreement, dated July 27, 2012. The Amended and Restated Credit Facility provides for a 5-year $450.0 million revolving line of credit, which includes a letter of credit-sub-facility up to $50.0 million, and a 5-year term loan facility of $450.0 million. The Company borrowed $250.0 million, under the revolving credit facility and $450.0 million under the term loan facility to finance a portion of the purchase price for the acquisition of ETANCO. In addition, the Company incurred $6.8 million of debt issuance costs, which are classified in long-term debt on the consolidated balance sheet, that have been deferred and will amortize over the 5-year terms of the Amended and Restated Credit Facility. During 2023 and 2022, the Company made principal payments of $97.5 million and $116.9 million on the Company's outstanding Revolving and Term Credit Facility, respectively.

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

As of December 31, 2023, in addition to the Amended and Restated Credit Facility, certain of the Company’s domestic subsidiaries are guarantors for a credit agreement between certain of its foreign subsidiaries and institutional lenders. Together, all credit facilities provide the Company with a total of $382.1 million in available revolving credit lines and an irrevocable standby letter of credit in support of various insurance deductibles.

The Company has $485.7 million, excluding deferred financing costs, outstanding under the Amended and Restated Credit Facility, which is the estimated fair value as of December 31, 2023. There was $583.2 million outstanding balances under the Amended and Restated Credit Facility as of December 31, 2022.

The following is a schedule, by years, of maturities for the remaining term loan facility as of December 31, 2023:

(in thousands)	5-Year Term Loan
2024	22,500
2025	22,500
2026	22,500
2027	343,125
Total loan outstanding	$410,625

The $75.0 million borrowed under the revolving credit facility is due on March 31, 2027.

The Company complied with its financial covenants under the Amended and Related Credit Facility as of December 31, 2023.

The Company incurs interest costs, which include interest net of the effect of cash flow hedges, maintenance fees and bank charges. The amount of costs incurred, capitalized, and expensed for the years ended December 31, 2023, 2022 and 2021, consisted of the following:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Interest costs, including benefits from cash flow and net investment hedges	$7,152	$9,685	$1,424
Less: Interest capitalized	(2,666)	(1,658)	(574)
Interest expense, including benefits from cash flow and net investment hedges	$4,486	$8,027	$850

15. Commitments and Contingencies

Purchase Obligations

In addition to the debt and lease obligations described elsewhere in the footnotes, the Company has certain purchase obligations in the ordinary course of business. These purchase obligations are primarily related to the acquisition, and construction or expansion of facilities and equipment. The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. As of December 31, 2023, the Company has steel purchase obligations that are expected to be settled during the year. The Company also has long term purchase obligations of $104.2 million for the construction of a new facility in Gallatin, Tennessee and the expansion of our Columbus, Ohio facility that are expected to completed in 2025. Debt interest obligations include annual facility fees on the Company’s primary line-of-credit facility in the amount of $29.0 million at December 31, 2023.

Employee Relations

As of December 31, 2023, approximately 9% of our employees are represented by labor unions and are covered by collective bargaining agreements in the U.S. The Company has two-facility locations with collective bargaining agreements covering tool and die craftsmen, maintenance workers, and sheet-metal workers. In Stockton, California, two union contracts will expire in June 2027 and September 2028, respectively. Also, the Company has two contracts in San Bernardino County, California that will expire in February 2025 and in June 2026, respectively. Based on current information and subject to future events and circumstances, the Company believes that, even if new agreements are not reached before the existing labor union contracts expire, it is not expected to have a material adverse effect on the Company’s ability to provide products to customers or on the Company’s profitability.

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

16. Income Taxes

The provision for income taxes from operations consisted of the following:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Current
Federal	$89,954	$90,703	$65,861
State	24,323	25,347	19,515
Foreign	15,824	12,544	7,641
Deferred
Federal	(6,466)	(5,806)	802
State	(860)	(801)	(169)
Foreign	(215)	(7,917)	(1,548)
	$122,560	$114,070	$92,102

Income and loss from operations before income taxes for the years ended December 31, 2023, 2022, and 2021, respectively, consisted of the following:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Domestic	$427,296	$437,506	$336,085
Foreign	49,251	10,559	22,464
	$476,547	$448,065	$358,549

As of December 31, 2023, the Company had $34.3 million of net operating loss carryforwards in various foreign taxing jurisdictions. Most of the tax losses can be carried forward indefinitely.

As of December 31, 2023, and 2022, the Company has valuation allowances of $10.4 million and $11.2 million, respectively. The valuation allowance decreased by $0.8 million for the years ended December 31, 2023, and December 31, 2022, respectively. The decrease in the 2023 valuation allowances was primarily due to expiration of certain U.S. foreign tax credit. The decrease in the 2022 valuation allowances was primarily the result of exchange rate fluctuation.

As of December 31, 2023, the Company asserts that its accumulated undistributed earnings generated by our foreign subsidiaries are permanently reinvested and as such, has not recognized a US deferred tax liability on its investment in foreign subsidiaries. The Company will continue to assess its permanent reinvestment assertion on a quarterly basis.

Reconciliations between the statutory federal income tax rates and the Company’s effective income tax rates as a percentage of income before income taxes for its operations were as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.8%	4.4%	4.3%
Change in U.S. tax rate applied to deferred taxes	0.6%	—%	—%
True-up of prior year tax returns to tax provision	(0.1)%	—%	(0.1)%
Difference between U.S. statutory and foreign local tax rates	0.4%	0.2%	0.4%
Change in uncertain tax position	(0.6)%	—%	—%
Other	0.6%	(0.1)%	0.1%
Effective income tax rate	25.7%	25.5%	25.7%

The tax effects of the significant temporary differences that constitute the deferred tax assets and liabilities as of December 31, 2023, and 2022, respectively, were as follows:

	As of December 31,
(in thousands)	2023	2022
Deferred asset taxes
State tax	$1,606	$1,857
Health claims	2,845	2,877
Inventories	8,218	7,902
Sales incentive and advertising allowances	1,997	2,191
Lease obligations	17,880	14,827
Stock-based compensation	3,962	2,251
Foreign tax credit carryforwards	3,905	4,961
Non-United States tax loss carry forward	5,882	6,557
Acquisition expense	1,904	2,409
Capitalized research & development expenditures	9,369	6,671
Other	3,689	2,533
Total deferred tax assets	$61,257	$55,036
Less valuation allowances	(10,430)	(11,180)
Total deferred asset taxes	$50,827	$43,856
Deferred tax liabilities
Depreciation	$(23,484)	$(28,271)
Goodwill and other intangibles amortization	(106,041)	(102,998)
Right of use assets	(17,517)	(14,635)
Hedging OCI	(1,386)	(10,284)
Total deferred tax liabilities	(148,428)	(156,188)
Total Deferred tax asset/(liability)	$(97,601)	$(112,332)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits in 2023, 2022 and 2021, respectively, were as follows, including foreign translation amounts:

Reconciliation of Unrecognized Tax Benefits	2023	2022	2021
Balance as of January 1	$7,232	$944	$1,168
Additions based on tax positions related to prior years	39	6,528	9
Reductions based on tax positions related to prior years	(103)	(38)	(47)
Additions for tax positions of the current year	463	73	3
Lapse of statute of limitations	(2,990)	(275)	(189)
Balance as of December 31	$4,641	$7,232	$944

During 2023, the Company’s uncertain tax positions decreased by $3.0 million, primarily due to positions for open years of which were assumed in the Company’s acquisition of ETANCO. Tax positions of $2.0 million, $0.2 million, and $0.3 million are included in the balance of unrecognized tax benefits as of December 31, 2023, 2022, and 2021, respectively, which if recognized, would reduce the effective tax rate.

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in accordance with the Company’s historical accounting policy. During the years ended December 31, 2023, 2022 and 2021, accrued interest decreased by $0.2 million, and increased by $0.7 million and an insignificant amount, respectively. The Company had accrued $0.7 million, $0.9 million and $0.2 million as of December 31, 2023, 2022 and 2021, respectively for the potential payment of interest and penalties before income tax benefits. The Company does not expect any material changes in unrecognized tax benefits within the next 12 months.

As of December 31, 2023, the Company remained subject to federal income tax examinations in the U.S. for the tax years 2020 through 2023. In addition, tax years 2018 through 2023 remain open to examination in states, local and foreign jurisdictions.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act “IRA”. The provisions include the new Corporate Alternative Minimum Tax "CAMT", an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, all effective for tax year 2023. The Company is not subject to the provisions of CAMT and does not expect the impact of the remaining provisions to be material.

17. Retirement Plans

The Company has six defined contribution retirement plans covering substantially all salaried employees and nonunion hourly employees. The Simpson Manufacturing Co., Inc. 401(k) Profit Sharing Plan (the "Plan") covers U.S. employees and provides for quarterly safe harbor contributions, limited to 3% of the employees' quarterly eligible compensation and for annual discretionary contributions, subject to certain limitations. The discretionary amounts for 2023, 2022 and 2021 were equal to 7% of qualifying salaries or wages of the covered employees. The other five defined contribution plans, covering the Company’s European and Canadian employees, require the Company to make contributions ranging from 3% to 15% of the employees’ compensation. The total cost for these retirement plans for the years ended December 31, 2023, 2022 and 2021, was $26.8 million, $23.8 million, and $20.7 million, respectively.

We participate in various multiemployer benefit plans that cover some of our employees who are represented by labor unions. We make periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but do not sponsor or administer these plans. We do not participate in any multiemployer benefit plans for which we consider our contributions to be individually significant. If we withdraw from participation in any of these plans, the applicable law would require us to fund our allocable share of the unfunded vested benefits, which is known as a withdrawal liability. As of December 31, 2023, we believe that there was no probable withdrawal liability under the multiemployer benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees.

Our total contribution to various industry-wide, union-sponsored pension funds and a statutorily required pension fund for employees in the U.S. and Europe were $5.7 million, $5.4 million and $5.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

18. Related Party Transactions

During 2023 and 2022, the Company identified certain purchases of goods and services from companies where the former Chief Executive Officer of the Company served as a director on the respective company's board providing the goods or services. The amount of goods and services purchased by the Company pursuant to these arrangements was not material to the Company’s consolidated statements of operations and cash flows for the year ended December 31, 2023 and 2022.

The Company identified certain services provided by a firm where an immediate family member of a current board member serves as a principal. The total expenses were not material to the Company, and the expenses were recorded within general and administrative expenses on our Consolidated Statement of Operations during the years ended December 31, 2023 and 2022.

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

The following table shows certain measurements used by management to assess the performance of the segments described above as of December 31, 2023, 2022 and 2021, respectively:

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2023
Net sales	$1,716,422	$480,756	$16,625	$—	$2,213,803
Wood Products	1,482,099	385,134	14,467	—	1,881,700
Concrete Products	222,720	95,621	2,159	—	320,500
Sales to other segments *	4,718	5,900	29,040	—	39,658
Income from operations**	473,229	45,998	535	(44,613)	475,149
Depreciation and amortization	40,883	29,668	2,226	1,930	74,707
Significant non-cash charges	13,344	2,379	515	7,658	23,896
Provision for income taxes	109,722	11,435	1,313	90	122,560
Business acquisitions, net of cash acquired; capital expenditures; asset acquisitions; and equity investments	92,725	21,975	6,402	(7,605)	113,497
Total assets	1,745,341	716,396	38,719	204,268	2,704,724

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2022
Net sales	$1,701,041	$400,303	$14,743	$—	$2,116,087
Wood Products	1,496,062	323,065	12,453	—	1,831,580
Concrete Products	202,687	77,228	2,290	—	282,205
Sales to other segments *	4,862	5,732	32,979	—	43,573
Income from operations**	485,899	11,121	723	(38,676)	459,067
Depreciation and amortization	36,003	22,594	1,730	563	60,890
Significant non-cash charges	7,504	1,099	510	5,868	14,981
Provision for income taxes	112,537	1,193	1,091	(751)	114,070
Business acquisitions, net of cash acquired; capital expenditures; asset acquisitions; and equity investments	54,594	817,163	1,173	2,871	875,801
Total assets	1,393,968	675,634	34,599	399,770	2,503,971

(in thousands)	North America	Europe	Asia/ Pacific	Administrative & All Other	Total
2021
Net sales	$1,362,941	$196,996	$13,280	$—	$1,573,217
Wood Products	1,189,264	160,657	11,192	—	1,361,113
Concrete Products	172,353	36,339	2,088	—	210,780
Sales to other segments *	2,237	5,696	27,109	—	35,042
Income from operations**	359,140	14,160	1,193	(6,700)	367,793
Depreciation and amortization	33,950	6,172	1,844	511	42,477
Significant non-cash charges	8,173	1,943	166	7,607	17,889
Provision for income taxes	87,962	3,826	241	73	92,102
Capital expenditures, including purchases of intangible assets	45,817	2,403	603	988	49,811
Total assets	1,352,988	202,631	31,832	(103,326)	1,484,125

 * Sales to other segments are eliminated upon consolidation.
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

Cash collected by the Company’s U.S. subsidiaries is routinely transferred into the Company’s cash management accounts, and therefore is in the total assets of "Administrative & All Other." Cash and cash equivalent balances in "Administrative & All Other" were $368.6 million, $222.5 million and $223.5 million as of December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the Company had $106.4 million, or 24.8%, of its cash and cash equivalents held outside the U.S. in accounts belonging to the Company’s various foreign operating entities. The majority of this balance is held in foreign currencies and could be subject to additional taxation if repatriated to the U.S.

The significant non-cash charges comprise compensation related to equity awards under the Company’s stock-based incentive plans and the Company’s employee stock bonus plan. The Company’s measure of profit or loss for its reportable segments is income (loss) from operations. The reconciling amounts between consolidated income before tax and consolidated income from operations are net interest income (expense), net and other, foreign exchange gain (loss), certain legal and professional fees associated with the acquisition of ETANCO, refer to Note 3 "Acquisitions," and gain on disposal of a assets. Interest income (expense) is primarily attributed to “Administrative & All Other.”

The following table shows the geographic distribution of the Company’s net sales and long-lived assets as of December 31, 2023, 2022 and 2021, respectively:

	2023		2022		2021
(in thousands)	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States	$1,630,359	$305,564	$1,615,728	$273,407	$1,287,085	$228,623
France	223,562	62,547	170,904	90,296	50,445	5,988
Canada	81,404	2,722	81,036	2,571	70,401	2,861
United Kingdom	32,058	2,352	37,349	1,898	37,408	1,851
Germany	45,319	12,077	42,954	11,507	29,970	9,999
Italy	62,428	25,245	47,294	4,342	—	—
Poland	39,978	10,836	27,803	2,721	13,909	2,496
Sweden	15,342	2,579	16,156	2,369	17,003	2,664
Denmark	12,318	3,734	12,610	1,015	13,964	2,281
Norway	9,635	852	12,241	—	12,736	—
Australia	11,351	800	9,468	245	8,120	201
Belgium	18,802	2,297	15,032	2,182	6,818	2,349
Other countries	31,247	19,487	27,512	11,496	25,358	15,249
	$2,213,803	$451,092	$2,116,087	$404,049	$1,573,217	$274,562

Net sales and long-lived assets, excluding intangible assets and goodwill, are attributable to the country where the sales or manufacturing operations are located.

The Company’s wood construction products include connectors, truss plates, fastening systems, fasteners and pre-fabricated shearwalls and are used for connecting and strengthening wood-based construction primarily in the residential construction market. Its concrete construction products include adhesives, specialty chemicals, mechanical anchors, carbide drill bits, powder actuated tools and reinforcing fiber materials and are used for restoration, protection or strengthening concrete, masonry and steel construction in residential, industrial, commercial and infrastructure construction. The following table shows the distribution of the Company’s net sales by product for the years ended December 31, 2023, 2022 and 2021, respectively:

(in thousands)	2023	2022	2021
Wood Construction	$1,881,700	$1,831,580	$1,361,113
Concrete Construction	320,500	282,205	210,780
Other	11,603	2,302	1,324
Total	$2,213,803	$2,116,087	$1,573,217

No customers accounted for more than 10% of net sales for the years ended 2023, 2022 and 2021.
20. Subsequent Events

Dividend Declaration

On January 19, 2024, the Company's Board of Directors (the "Board") declared a quarterly cash dividend of $0.27 per share of the Company's common stock, estimated to be $11.5 million in total. The record date for the dividend will be April 4, 2024, and will be paid on April 25, 2024.

Treasury Share Retirement

On January 19, 2024, the Board adopted a resolution to retire 360,746 shares held as treasury account in Stockholders' Equity.

SCHEDULE II

Simpson Manufacturing Co., Inc. and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31, 2023, 2022 and 2021

		Additions
		Charged	Charged
	Balance at	to Costs	to Other		Balance
(in thousands)	Beginning	and	Accounts —		at End
Classification	of Year	Expenses	Write-offs	Deductions	of Year
Year to date December 31, 2023
Allowance for doubtful accounts	$3,240	$730	$89	$—	$3,881
Allowance for sales discounts	8,769	—	588	—	8,181
Allowance for deferred tax assets	11,179	955	—	1,704	10,430
Year to date December 31, 2022
Allowance for doubtful accounts	1,932	1,663	355	—	3,240
Allowance for sales discounts	7,225	1,544	—	—	8,769
Allowance for deferred tax assets	11,991	97	—	909	11,179
Year to date December 31, 2021
Allowance for doubtful accounts	2,110	392	570	—	1,932
Allowance for sales discounts	4,566	2,659	—	—	7,225
Allowance for deferred tax assets	11,316	1,763	—	1,088	11,991

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. As of December 31, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer the (“CEO”) and the chief financial officer (the “CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15-d-15(e) under the Exchange Act. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are controls and other procedures designed reasonably to assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed reasonably to assure that this information is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Grant Thornton LLP, an independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report included in the Company’s Consolidated Financial Statements.

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be contained in the Company’s proxy statement for the 2024 Annual Meeting of Stockholders to be held on Wednesday, May 1, 2024, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2023, which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be contained in the Company’s proxy statement for the 2024 Annual Meeting of Stockholders to be held on Wednesday, May 1, 2024, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2023, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in the Company’s proxy statement for the 2024 Annual Meeting of Stockholders to be held on Wednesday, May 1, 2024, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2023, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in the Company’s proxy statement for the 2024 Annual Meeting of Stockholders to be held on Wednesday, May 1, 2024, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2023, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in the Company’s proxy statement for the 2024 Annual Meeting of Stockholders to be held on Wednesday, May 1, 2024, to be filed with the SEC not later than 120 days following the end of the Company’s fiscal year ended December 31, 2023, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

1.     Consolidated financial statements

The following consolidated financial statements are filed as a part of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2023, and 2022

Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2023, is filed as part of this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts-Years ended December 31, 2023, 2022 and 2021.

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

3.2    Amended and Restated Bylaws of Simpson Manufacturing Co., Inc., as amended, are incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on March 14, 2023.

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

10.5*    Simpson Manufacturing Co., Inc. Executive Officer Cash Profit Sharing Plan, as amended through March 17, 2017 is filed herewith.
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

    10.8*Simpson Manufacturing Co., Inc. Non-qualified Plan is incorporated by reference to Exhibit 4.3 of the Company's Form S-8 filed on May 8, 2023.
*Management contract or compensatory plan or arrangement.

10.9*    Form of Simpson Manufacturing Co., Inc. Director Time Based Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.9 of its Annual Report on Form 10-K dated February 28, 2022.
*Management contract or compensatory plan or arrangement.

10.10* Form of Simpson Manufacturing Co., Inc. 2022 Performance Based Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.10 of its Annual Report on Form 10-K dated February 28, 2022.
     *Management contract or compensatory plan or arrangement.

10.11*Form of Simpson Manufacturing Co., Inc. 2022 Time Based Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.11 of its Annual Report on Form 10-K dated February 28, 2022.
    * Management contract or compensatory plan or arrangement.

10.12*Form of Simpson Manufacturing Co., Inc. 2024 Performance Based Restricted Stock Unit Agreement is filed herewith.
* Management contract or compensatory plan or arrangement.

10.13*Form of Simpson Manufacturing Co., Inc. 2024 Time Based Restricted Stock Unit Agreement is filed herewith.
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

23    Consent of Grant Thornton LLP is filed herewith.

31.1    Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification is filed herewith.

31.2    Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification is filed herewith.

32.    Section 1350 Certifications are furnished herewith.

97.    Compensation Recovery Policy of Simpson Manufacturing Co., Inc., effective as of July 28, 2023, is filed herewith.

101    Financial statements from the annual report on Form 10-K of Simpson Manufacturing Co., Inc. for the year ended December 31, 2023, formatted in XBRL, are filed herewith and include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statement of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104    Cover Page Interactive Data File (embedded within the Inline XBRL document).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 27, 2024		Simpson Manufacturing Co., Inc.
(Registrant)
		By	/s/Brian J. Magstadt
Brian J. Magstadt
Chief Financial Officer
and Duly Authorized Officer
of the Registrant
(principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/Mike Olosky	Chief Executive Officer and Director	February 27, 2024
(Mike Olosky)	(principal executive officer)

Chief Financial Officer:

/s/Brian J. Magstadt	Chief Financial Officer and Treasurer	February 27, 2024
(Brian J. Magstadt)	(principal accounting and financial officer)

Directors:

/s/James S. Andrasick	Chairman of the Board and Director	February 27, 2024
(James S. Andrasick)

/s/Chau Banks	Director	February 27, 2024
(Chau Banks)

/s/Jennifer A. Chatman	Director	February 27, 2024
(Jennifer A. Chatman)

/s/Felica Coney	Director	February 27, 2024
(Felica Coney)

/s/Gary M. Cusumano	Director	February 27, 2024
(Gary M. Cusumano)

/s/Philip E. Donaldson	Director	February 27, 2024
(Philip E. Donaldson)

/s/Celeste Volz Ford	Director	February 27, 2024
(Celeste Volz Ford)

/s/Kenneth Knight	Director	February 27, 2024
(Kenneth Knight)

/s/Robin G. MacGillivray	Director	February 27, 2024
(Robin G. MacGillivray)